Form 10-K
period 1998-06-30
USEC INC
filed 1998-09-28
CIK 1065059

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                        Commission file number 001-14287

                                   USEC INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           52-2107911
           (State or other jurisdiction                              (I.R.S. Employer
         of incorporation or organization)                          Identification No.)

                2 DEMOCRACY CENTER,                                        20817
        6903 ROCKLEDGE DRIVE, BETHESDA, MD                              (Zip Code)
     (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (301) 564-3200

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
    Common Stock, par value $.10 per share                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes ______  No   X  (The Company
became subject to the filing requirements under the Securities Exchange Act of 1934 on July 22, 1998).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 31, 1998, the market value of the Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant's Common Stock as reported on the New York Stock Exchange was $1,450.0 million. As of August 31, 1998, there were 100 million shares of Common Stock, par value $.10 per share, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   USEC INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                        PART I
Item 1.       Business....................................................       2
Item 2.       Properties..................................................       8
Item 3.       Legal Proceedings...........................................       9
Item 4.       Submission of Matters to a Vote of Security Holders.........       9

                                        PART II
Item 5.       Market for the Company's Common Stock and Related
                Stockholder Matters.......................................       9
Item 6.       Selected Financial Data.....................................      10
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................      12
Item 7A.      Quantitative and Qualitative Disclosures about Market
                Risk......................................................      21
Item 8.       Financial Statements and Supplementary Data.................      21
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................      21

                                       PART III
Item 10.      Directors and Executive Officers of the Company.............      21
Item 11.      Executive Compensation......................................      25
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................      26
Item 13.      Certain Relationships and Related Transactions..............      26

                                        PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.......................................................      26
Signatures................................................................      29

Financial Statements......................................................  F-1 to F-18

                            ------------------------

     THIS ANNUAL REPORT ON FORM 10-K INCLUDES CERTAIN FORWARD-LOOKING INFORMATION (WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) THAT INVOLVE RISK AND UNCERTAINTY, INCLUDING CERTAIN ASSUMPTIONS REGARDING THE FUTURE PERFORMANCE OF THE COMPANY. ACTUAL RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING, WITHOUT LIMITATION, MARKET DEMAND FOR THE COMPANY'S SERVICES, PRICING TRENDS IN THE MARKETS IN WHICH THE COMPANY OPERATES, THE COMPANY'S ABILITY TO SUCCESSFULLY EXECUTE ITS INTERNAL PERFORMANCE PLANS, THE CYCLICAL NATURE OF THE COMPANY'S BUSINESS AND THE IMPACT OF ANY GOVERNMENT REGULATION. FURTHER, CUSTOMER COMMITMENTS UNDER THEIR CONTRACTS WITH THE COMPANY ARE BASED ON CUSTOMERS' ESTIMATES OF THEIR FUTURE REQUIREMENTS.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     USEC Inc. ("USEC" or the "Company") is the world leader in the production and sale of uranium fuel enrichment services for commercial nuclear power plants. The Company, including its wholly owned subsidiaries, was organized under Delaware law in May 1998 in connection with the privatization of the United States Enrichment Corporation, a federally-chartered corporation then wholly owned by the U.S. Government. The federal corporation had been created under the Energy Policy Act of 1992 to take over the uranium enrichment enterprise of the U.S. Government that had been operated by the U.S. Department of Energy ("DOE") and its predecessor agencies for nearly forty years. In accordance with the 1996 USEC Privatization Act ("Privatization Act"), the assets and obligations of the federal corporation were transferred to subsidiaries of the Company, and the Company completed its initial public offering of common stock in July 1998 ("Offering"), thereby transferring all of the U.S. Government's interest in the business to the private sector and completing the privatization. References herein to the "Company" or "USEC" include the Company's wholly owned subsidiaries as well as the federally-chartered predecessor to the Company unless the context requires otherwise.

SERVICES AND PRODUCTS

     The Company supplies uranium enrichment services to approximately 60 electric utilities for use in about 170 nuclear reactors located in 14 countries throughout the world. As found in nature, uranium consists of three isotopes, the two principal ones being uranium-235 (U(235)) and uranium-238 (U(238)). U(238) is the more abundant isotope, but is not fissionable. U(235) is the fissionable isotope, but its concentration in natural uranium is only about
 .711% by weight. Light water nuclear reactors, which are operated by most nuclear utilities in the world today, require low enriched uranium fuel, or LEU, with a U(235) concentration in the range of 3% to 5% by weight. Uranium enrichment is the process by which the concentration of U(235) is increased to that level. The standard of measure of service in the uranium enrichment industry is separative work units or SWU. A SWU is the amount of effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U(235) isotope and the other depleted in the U(235) isotope.

     Substantially all of the Company's revenue is derived from the sale of uranium enrichment services with customers supplying the natural uranium feed stock to be enriched. The Company also derives a relatively small amount of revenue from sales of enriched uranium product or EUP. With respect to sales of EUP, the Company supplies the natural uranium feed stock and enriches it for customers. The Company has a significant inventory of natural uranium which it may sell to customers as natural uranium or in the form of EUP.

     The Company's contracts with its customers are multi-year "requirements" contracts pursuant to which the customer is obligated to purchase a specified percentage of its requirements for enrichment services from the Company. Consequently, the Company's annual sales are dependent upon the customers' requirements for the Company's services, which are driven by nuclear reactor refueling schedules, reactor maintenance schedules, customers' considerations of costs, and regulatory actions. Transactions are small in number but large in size, with a typical order averaging $14.0 million in value. Additional information regarding the Company's contracts with customers is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Domestic customer purchases accounted for 63% of the Company's fiscal 1998 revenue and foreign customers represented 37%. No one customer accounted for more than 10% of revenue in fiscal years 1998 or 1997. Information with respect to the Company's export sales for fiscal years 1998, 1997 and 1996 is included in the Financial Statements included in this Annual Report on Form 10-K. The Company has provided extended payment terms to an Asian customer with respect to an overdue trade receivable of $36.0 million at June 30, 1998.

     The Company has been designated by the U.S. Government to act as its Executive Agent in connection with a government-to-government agreement between the United States and the Russian Federation relating to the acquisition of enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union. In January 1994, the Company signed a commercial agreement (the "Russian HEU Contract") with AO Techsnabexport ("Tenex"), Executive Agent for the Russian Federation. Under the contract, USEC expects to purchase up to approximately 92 million SWU over a 20-year period according to a specified schedule.

     Pursuant to the Russian HEU Contract, USEC ordered 4.4 million SWU in calendar 1998, of which .8 million SWU had been delivered as of June 30, 1998, and 5.5 million SWU have been ordered for calendar 1999. USEC has committed to order up to 5.5 million SWU in each of the calendar years 2000 and 2001. The quantities and the mechanism for establishing prices for SWU purchases under the Russian HEU Contract through 2001 have been set, although prices for SWU delivered in 1999, 2000 and 2001 are subject to price adjustments based on U.S. inflation.

     In April 1997, the Company entered into a memorandum of agreement (the "Executive Agent MOA") with the United States Department of State and DOE whereby the Company agreed to continue to serve as the U.S. Executive Agent following the Offering. Under the terms of the Executive Agent MOA, the Company can be terminated, or resign, as U.S. Executive Agent upon the provision of 30 days' notice. In the event of termination or resignation, the Company would have the right and the obligation to purchase SWU that is to be delivered during the calendar year of the date of termination and the following calendar year. The Executive Agent MOA also provides that the U.S. Government can appoint alternate or additional Executive Agents to carry out the government-to-government agreement.

     Transportation of natural uranium and EUP to and from the Company's two enrichment facilities is the responsibility of the Company's customers in all but a few cases. The Company transports uranium between the two enrichment facilities by rail and by truck and is responsible for transportation of the Russian LEU from St. Petersburg, Russia. The uranium material is packaged in cylinders which are placed in protective overpacks and shipped on container ships and carried by trucks using special trailers.

BACKLOG

     Under the Company's contracts, customers are required to provide non-binding estimates of their SWU requirements to facilitate the Company's ability to forecast production requirements and revenue. Backlog is the aggregate dollar amount of enrichment services that the Company expects to sell pursuant to its multi-year requirements contracts with utilities. Based on customers' estimates of their requirements as of July 31, 1998, the Company had long-term requirements contracts with utilities to provide uranium enrichment services aggregating $3.8 billion through fiscal 2001 and $7.2 billion through fiscal 2009 compared with $8.0 billion at July 31, 1997.

VARIABILITY OF REVENUE AND OPERATING RESULTS

     The Company's revenue and operating results can fluctuate significantly from quarter-to-quarter, and in some cases, year-to-year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 18 months (or in some cases up to 24 months), and are in turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for fall refueling, spring refueling or for 18-month cycles alternating between both seasons. In addition, USEC provides customers a window ranging from 10 to 30 days to take delivery of ordered product. Refueling orders typically average $14.0 million per customer order for the Company's uranium enrichment services. The Company plans its cash outlays for power and other production costs, a significant portion of which is fixed in the short term, on the basis of meeting customer orders and achieving revenue targets for the year. As a result, a relatively small change in the timing of customer orders may cause earnings and cash flow results to be substantially above or below expectations.

GDP OPERATIONS; MATERIALS AND SUPPLIES

     The Company enriches uranium at two gaseous diffusion plants (the "GDPs") located at Paducah, Kentucky and near Portsmouth, Ohio. The gaseous diffusion process involves the passage of uranium hexafluoride or UF(6) in a gaseous form through a series of filters (or porous barriers) such that the UF(6) is continuously enriched in U(235) as it moves through the process. Because U(235) is lighter, it passes through the barrier more readily than does U(238), resulting in a gaseous uranium that is enriched in U(235), the fissionable isotope.

     The GDPs require substantial amounts of electricity to enrich uranium. The Company acquires most of its electric power from two corporations, Ohio Valley Electric Corporation ("OVEC") and Electric Energy, Inc. ("EEI"), that were formed in the 1950s to supply power to the GDPs. Pursuant to power purchase agreements between DOE and OVEC and EEI, most of the electricity produced at the two power plants owned by OVEC and one such plant owned by EEI serves the GDPs. Under an agreement between DOE and the Company (the "Electricity MOA"), DOE has transferred the benefits of these power purchase arrangements to the Company. The Company also acquires electric power under an agreement with the Tennessee Valley Authority. Historically, the Company has purchased approximately two-thirds of its electric power requirements as firm energy and the remaining one-third as non-firm energy.

     The process equipment at the GDPs has historically had low failure rates. Failed components (such as compressors, coolers, motors and valves) are removed from the process and repaired or rebuilt on site at each of the GDPs. Common industrial components, such as the breakers, condensers and transformers in the electrical system, are procured as needed. In light of the fact that the GDPs were initially constructed in the 1950s, some components and systems may no longer be produced, and spares for such parts may not be readily available. In these situations, replacement components or systems are identified, tested, and procured from existing commercial sources, or the plants' technical and fabrication capabilities are utilized to design and build replacements. Another source of replacement equipment has been DOE's Oak Ridge, Tennessee, enrichment facility, which has been shut down.

     The GDPs use freon as the primary process coolant. The production of freon in the United States was terminated December 31, 1995. In order to ensure that the Company continues to have enough freon to meet its needs, the Company is actively working to reduce leakage from pipe joints, sight glasses and condensers. Leakage from the GDPs is at about a 6% rate, resulting in leakage of 750,000 pounds of freon per year. The Company believes that its efforts to reduce freon losses and its strategic inventory of 2.7 million pounds of freon should be adequate to allow the GDPs to continue to utilize freon through at least the year 2001. A program is underway to identify and validate an alternative coolant to be used once the freon inventory is depleted.

     The Company has an operations and maintenance contract with Lockheed Martin Utility Services, Inc. ("LMUS"), a subsidiary of Lockheed Martin Corporation under which LMUS provides the labor, services, materials and supplies required to operate and maintain the GDPs, other than natural uranium and power. The Company pays LMUS for its costs, subject to strict budget controls and various caps on liability. LMUS is paid a base fee and has the ability to earn incentive fees by demonstrated improvements in production capability, regulatory performance, cost reduction, safety and customer responsiveness. There is also a provision for an independent additional one-time bonus at the end of the initial three-year contract on September 30, 1998. The LMUS Contract expires October 2000, and may be terminated by the Company without penalty at any time upon six-months' notice.

     In fiscal 1998, the Company received 3,800 metric tons of natural uranium and 45 metric tons of LEU from DOE to satisfy certain obligations of DOE to the Company. The Company cannot deliver such uranium for commercial use in the United States over less than a four-year period. In addition, as directed by the Privatization Act, in fiscal 1998 DOE transferred 7,000 metric tons of natural uranium to the Company and will deliver 50 metric tons of highly enriched uranium (representing 3.4 million SWU and 5,000 metric tons of natural uranium) to the Company over the period September 1998 to September 2003. The Privatization Act places certain limits on the Company's ability to deliver this material for commercial use in the United States.

ADVANCED LASER-BASED TECHNOLOGY

     AVLIS

     USEC is developing an advanced uranium enrichment technology known as Atomic Vapor Laser Isotope Separation ("AVLIS") technology at facilities at Lawrence Livermore National Laboratory ("LLNL") in California. The AVLIS technology involves processing a uranium metal alloy feedstock, through the use of lasers and an enriched uranium collection system. The lasers selectively ionize the U(235) isotopes, which become attracted to charged collector plates. Under AVLIS, a large percentage of the U(235) isotopes can be selectively ionized and separated from the U(238) isotopes in one pass -- as compared to the gaseous diffusion or centrifuge processes where isotope selectivity is several orders of magnitude less and requires many more repetitions to achieve the desired enrichment. Based on engineering studies and demonstrated systems performance capability, the Company believes that an AVLIS facility would use 5% to 10% of the power currently used by the GDPs to produce each SWU, require significantly less capital investment than new centrifuge plants, and use about 20% to 30% less natural uranium to produce comparable amounts of enriched uranium. In addition, the ability to use modular architecture in designing a laser-based system allows for flexible deployment, enabling capacity to be added as market demand so warrants.

     AVLIS deployment is expected to be accomplished in two phases with commercial deployment anticipated to begin in 2005. During the first phase, the Company will complete performance demonstration and design activities, and site and license the AVLIS plant. During the second phase, the Company will procure equipment, construct the plant and begin operations. In fiscal 1998, the Company continued development and demonstration of plant-scale components and focused on the integrated operation of the laser and separator systems to produce significant amounts of enriched uranium. The Company also began interactions with the Nuclear Regulatory Commission ("NRC") in preparation for submittal of a license application. The Company spent $134.7 million on AVLIS project development costs in fiscal 1998 and $133.7 million and $102.0 million in fiscal years 1997 and 1996, respectively.

     SILEX

     In fiscal 1997, USEC entered into an exclusive agreement to explore another advanced laser-based enrichment technology, called SILEX. USEC is currently evaluating whether the SILEX technology has the potential to be deployable as an economic source of enrichment production in the early 21st century. The Company's spending on SILEX development activities amounted to $7.8 million in fiscal 1997 and $2.0 million in fiscal 1998.

PATENTS

     The enrichment technology currently employed at the GDPs has been in use by the Company and its predecessors for over forty years and remains classified under federal law. Consequently, with respect to gaseous diffusion technology, the Company believes that patents have little or no importance to its operations or the industry. The Company holds a large number of patents covering the AVLIS technology and is aware of patents issued to third parties which cover certain technology used in laser-based products. The Company generally considers its patents and the rights it may be required to obtain under third-party patents important to the planned development and deployment of the AVLIS technology.

COMPETITION

     The highly competitive global uranium enrichment industry has four major producers -- USEC; Tenex, a Russian government entity; Eurodif, a multinational consortium controlled by the French government; and Urenco, a consortium of British and Dutch governments and private German utilities. There are also smaller suppliers in China and Japan that primarily serve only a portion of their respective domestic markets. While there are only a few primary suppliers, there is an excess of production capacity as well as an additional supply of enriched uranium which is available for commercial use from the dismantlement of nuclear weapons in the former Soviet Union and the United States. Most of this excess capacity is held by Tenex, which is subject to certain trade restrictions. USEC also holds significant excess capacity.

     Tenex, Urenco and Japan Nuclear Fuels Limited ("JNFL") use centrifuge technology that requires a higher initial capital investment but has lower operating costs than current gaseous diffusion technology. Urenco and JNFL have both announced expansion plans, which together could increase capacity by 2.0 million SWU after the year 2000. Eurodif and JNFL have announced that they are exploring new enrichment technologies.

     The Company believes that it is well positioned to compete successfully in the industry. Global enrichment suppliers compete primarily in terms of price, and to a lesser degree on reliability of supply and customer service. The Company believes that its prices are competitive. Further, the Company is committed to delivering superior customer service. The Company believes that customers are attracted to its reputation as a reliable long-term supplier of enriched uranium, and the Company intends to continue strengthening this reputation.

NRC REGULATION

     The GDPs are certified and regulated extensively by the NRC. The NRC issued Certificates of Compliance to the Company for the operation of the GDPs in November 1996 and began regulatory oversight of the Company's operations at the GDPs in March 1997. The NRC found the GDPs to be generally in compliance with NRC regulations, but exceptions were noted in certain Compliance Plans which set forth binding commitments for actions and schedules to achieve full compliance. Over 90% of the Compliance Plan actions were completed as of July 15, 1998.

     Among the actions and schedules in the Compliance Plans, the Company is required to complete seismic upgrading of the two main process buildings at the Paducah GDP to reduce the risk of release of radioactive and hazardous material (UF(6)) in the event of a significant earthquake. The Paducah GDP is located near the New Madrid fault line. In March 1998, the NRC issued direction to complete this upgrade project by June 30, 1999, which originally was estimated to cost $23.0 million, all of which was reimbursed to the Company by transfers of uranium from DOE prior to the Offering. The Company currently believes it will need additional time to complete this project at an additional cost in excess of $30.0 million, a significant portion of which will be capitalized as permanent improvements to the facilities. Until the modifications are completed, the Company continues to maintain strict limits on operations in those buildings so as to minimize the amount of material that could be released in the unlikely event of an earthquake. The Company also was required to complete seismic upgrades on certain equipment at the Paducah GDP by September 30, 1998, which the Company recently completed. These equipment upgrades have effectively mitigated the dominant seismic risk at the plant. The Compliance Plans required the Company to update a DOE analysis to determine what the appropriate earthquake level should be for the evaluation of equipment and structures at the Paducah GDP. The Company has submitted this updated analysis and it is currently being reviewed by the NRC. Depending on the results of this updated analysis and the application of NRC's requirements, additional seismic upgrades may need to be implemented.

     The NRC has the authority to issue Notices of Violation ("NOVs") for violations of the Atomic Energy Act of 1954, NRC regulations, or conditions of a Certificate of Compliance, a Compliance Plan, or Order, and to impose civil penalties for certain violations of NRC regulations. In fiscal 1998, the Company received NOVs for certain violations of these regulations and certificate conditions, none of which resulted in a fine exceeding $55,000. The Company does not expect that any notices it has received will have a material adverse effect on the Company's financial position. In each case, the Company took prompt corrective action to bring the facilities back into compliance with NRC regulations and identified long-term improvements as well.

     The term of the initial NRC certification of the GDPs expires on December 31, 1998. The Company has submitted an application for renewal of the Certificates of Compliance for the GDPs and anticipates renewal by the NRC prior to the end of calendar 1998. The renewal term is expected to be 5 years.

ENVIRONMENTAL

     The Company's operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company's operations generate low-level radioactive waste that is stored on-site or is shipped off-site for disposal at a commercial facility. In addition, the Company's operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal. Because of limited treatment and disposal capacity, however, some mixed waste is being temporarily stored at DOE's permitted storage facilities at the GDPs. The Company has entered into consent decrees with the States of Kentucky and Ohio which permit the continued storage of mixed waste at DOE's permitted storage facilities at the GDPs and provide for a schedule for sending the waste to off-site treatment and disposal facilities, generally by the year 2000.

     The Company's operations generate depleted UF(6), which is currently being stored at the GDPs. All liabilities arising out of the disposal of depleted UF(6) generated before the Offering are direct liabilities of DOE. Additionally, the Privatization Act requires DOE, upon the Company's request, to accept for disposal the depleted UF(6) generated after the Offering if it is determined to be a low-level radioactive waste, provided the Company reimburses DOE for its costs. In June 1998, the Company paid DOE $50.0 million in consideration for DOE assuming responsibility for a certain amount of depleted UF(6) generated by the Company over the period from October 1998 up to 2005.

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Financial Statements included in this Annual Report on Form 10-K for information on operating costs and capital expenditures relating to environmental matters.

     The GDPs were operated by DOE and its predecessor agencies for approximately 40 years prior to July 1, 1993 (the "Transition Date"). As a result of such operation of the GDPs, there is contamination and other potential environmental liabilities. The Paducah GDP has been designated as a Superfund site, and both GDPs are undergoing investigations under the Resource Conservation and Recovery Act. The Privatization Act provides that the U.S. Government or DOE remains responsible for all liabilities arising from operation of the GDPs before the Offering, except for liabilities relating to the disposal of certain identified wastes generated by the Company and stored at the GDPs. The Privatization Act and the Lease Agreement (as defined below) provide that DOE remains responsible for decontamination and decommissioning of the GDPs.

FOREIGN TRADE MATTERS

     The Company's exports to utilities located in countries comprising the European Union take place within the framework of an agreement (the "EURATOM Agreement") for cooperation between the United States and the European Atomic Energy Community, which permits USEC to export LEU to the European Union for as long as the EURATOM Agreement is in effect.

     The Company exports to utilities in other countries under similar agreements for cooperation. If any such agreements lapse, terminate or are amended such that the Company could not make sales or deliver enriched uranium to such jurisdictions, it could have a material adverse effect on the Company's financial position and results of operations.

CERTAIN ARRANGEMENTS INVOLVING THE U.S. GOVERNMENT

     The Company is a party to certain arrangements with the U.S. Government, including the Executive Agent MOA, the Lease Agreement and the Electricity MOA. In addition, in July 1998 the Company entered into an agreement with the U.S. Treasury Department pursuant to which the Company has committed to operate both GDPs until at least January 1, 2005, subject only to limited exceptions, including events beyond the Company's control.

     In connection with the privatization of the Company, the U.S. Government established an enrichment oversight committee to monitor and coordinate the U.S. Government's efforts with respect to USEC in furtherance of (i) the full implementation of the government-to-government agreement relating to the disposition of Russian HEU, (ii) the application of statutory, regulatory and contractual restrictions on foreign ownership, control or influence of USEC, (iii) the development and implementation of U.S. Government policy regarding uranium enrichment and related technologies, processes and data, and (iv) the collection and dissemination of information within the U.S. Government relevant to the foregoing objectives. The Company entered into a memorandum of agreement with DOE which establishes annual and quarterly reporting requirements for the Company in support of the Oversight Committee's purposes.

EMPLOYEES

     As of June 30, 1998, the Company employed 162 people including 141 at Company headquarters in Bethesda, Maryland, 12 at LLNL and 9 at the GDPs. As of June 30, 1998, LMUS employed approximately 4,250 people at the GDPs: 3,550 involved in enrichment operations and construction activities, and the remainder involved primarily in DOE-funded activities. Additional information regarding DOE-funded activities is included in Note 15 of the Notes to the Financial Statements. Of the GDP workforce, 2,200 are located at the Portsmouth GDP, 1,800 at the Paducah GDP and 250 at LMUS administrative headquarters. Two labor unions represent approximately 48% of the employees at the GDPs. In addition, the Company directs the activities of several contractors which employ 700 people at LLNL in California.

ITEM 2.  PROPERTIES

     The Paducah and Portsmouth GDPs are among the largest industrial facilities in the world, and are approximately 45 years old. The process buildings at the two GDPs have a total floor area of 330 acres and a ground coverage of 167 acres. The GDPs are designed so that cells or groups of equipment can be taken off line with little or no interruption in the process.

     The Paducah GDP is located in McCracken County in western Kentucky and has been in continuous operation since September 1952. The Paducah GDP has been certified by the NRC to produce LEU up to 2.75% U(235) and has a design capacity of 11.3 million SWU per year. Uranium enriched at the Paducah GDP is shipped to the Portsmouth GDP for further enrichment.

     The Portsmouth GDP is located in Pike County in south central Ohio and has been in continuous operation since 1956. The plant has been certified by the NRC to produce LEU to a maximum of 10% U(235) and has a design capacity of 7.4 million SWU per year.

     Depending on costs for electric power, production cost per SWU is lowest when the GDPs are operated at a production level of 13 million SWU per year, which is lower than the design capacity of the GDPs. As the volume of purchased SWU under the Russian HEU Contract has increased, the Company has operated the GDPs at lower production levels. Under the Russian HEU Contract, purchased SWU will peak in calendar 1999 at 5.5 million SWU.

     The Company is continuously upgrading the GDPs. In fiscal 1998, the Company spent $36.5 million for capital expenditures, primarily relating to GDP improvements.

     The Company leases the GDPs from DOE pursuant to a lease agreement dated as of July 1, 1993 (the "Lease Agreement"). The Company has the right to extend the Lease Agreement indefinitely, with respect to either or both GDPs, for successive renewal periods. In June 1997, the Company renewed the Lease Agreement for both GDPs for an additional five-year term expiring on June 30, 2004. The Company may terminate the Lease Agreement, with respect to one or both GDPs, by providing two years' prior notice to DOE. The Company leases most, but not all, of the buildings and facilities at the GDP sites. The Company may increase or decrease the property under the Lease Agreement to meet its changing requirements. Within the contiguous tracts, certain buildings, facilities and areas related to environmental restoration and waste management have been retained by DOE and are not leased to the Company.

     Lease Agreement payments include a base rent representing DOE's costs in administering the Lease Agreement, including costs relating to administration of the electric power contracts and costs relating to DOE's regulatory oversight of the GDPs. The cost of the Lease Agreement was $2.9 million in fiscal 1998.

     At termination of the Lease Agreement, the Company may leave the property in "as is" condition, but must remove all waste generated by the Company, which is subject to offsite removal, and must place the GDPs in a safe shutdown condition. DOE is responsible for the costs of decontamination and decommissioning of the GDPs. If removal of any of the Company's capital improvements increases DOE's decontamination and decommissioning costs, the Company is required to pay such increases. Title to capital improvements not removed by the Company will automatically be transferred to DOE at the end of the Lease Agreement term.

     Under the Lease Agreement, DOE is required to indemnify the Company for costs and expenses related to claims asserted against or incurred by the Company arising out of DOE's operation, occupation or use of the GDPs after the Transition Date. DOE activities at the GDPs since the Transition Date have been focused primarily on environmental restoration and waste management and management of depleted UF(6). DOE is required to indemnify the Company against claims for public liability (i) arising out of or in connection with activities under the Lease Agreement, including transportation and (ii) arising out of or resulting from a nuclear incident or precautionary evacuation. DOE's obligations are capped at the $8.96 billion statutory limit set forth in the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States.

     In addition to the GDPs, the Company leases its corporate headquarters office space in Bethesda, Maryland, under a lease expiring November 2008. The Company also leases office space in the District of Columbia.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been publicly traded on the New York Stock Exchange ("NYSE") under the symbol "USU" since July 23, 1998. The closing price of the Company's common stock on August 31, 1998, as reported on the NYSE, was $14.50 per share. The high and low price of the Company's common stock as of August 31, 1998 was $15.375 and $13.00 per share, respectively.

     The Company has authorized 250 million shares of common stock and 25 million shares of preferred stock. At August 31, 1998, 100 million shares of common stock were issued and outstanding. No preferred shares have been issued. The Company had approximately 42,000 beneficial holders of its common stock as of September 8, 1998.

     Pursuant to the provisions of the Energy Policy Act, the Company paid dividends to the U.S. Treasury of $120.0 million in each of the fiscal years 1997 and 1998. At the time of the Offering, the Company paid the U.S. Treasury an exit dividend of $1,709.4 million.

     The Company intends to pay annual cash dividends on outstanding shares of common stock at an initial rate of $1.10 per share. The initial quarterly dividend is anticipated to be $.275 per share, payable in the quarter ended December 31, 1998, subject to the Company's earnings, financial condition and cash requirements at the time such dividend is considered. Any declaration of dividends will be subject to the discretion of the Board of Directors of the Company and will depend, among other things, on the Company's results of operations, financial condition, cash requirements, any restrictions imposed by financing arrangements and any other factors deemed relevant by the Board of Directors at that time.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the Company should be read in conjunction with the Financial Statements and related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations. Selected financial data as of and for each of the fiscal years in the five-year period ended June 30, 1998, have been derived from the Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants.

                                                        YEARS ENDED JUNE 30,
                                --------------------------------------------------------------------
                                  1994       1995       1996       1997       1998          1998
                                --------   --------   --------   --------   --------    ------------
                                                 (MILLIONS, EXCEPT PER SHARE DATA)      PRO FORMA(1)
STATEMENT OF INCOME DATA
Revenue:
  Domestic....................  $  831.8   $1,001.9   $  901.6   $  950.8   $  896.2      $  896.2
  Asia........................     489.0      485.5      441.3      487.5      442.8         442.8
  Europe and other............      82.5      123.3       69.9      139.5       82.2          82.2
                                --------   --------   --------   --------   --------      --------
                                 1,403.3    1,610.7    1,412.8    1,577.8    1,421.2       1,421.2
Cost of sales.................     983.3    1,088.1      973.0    1,162.3    1,062.1       1,062.1
                                --------   --------   --------   --------   --------      --------
Gross profit..................     420.0      522.6      439.8      415.5      359.1         359.1
Special charges for workforce
  reductions and privatization
  costs.......................        --         --         --         --       46.6(2)       46.6(2)
Project development costs.....      44.9       49.0      103.6      141.5      136.7         136.7
Selling, general and
  administrative..............      21.4       27.6       36.0       31.8       34.7          34.7
                                --------   --------   --------   --------   --------      --------
Operating income..............     353.7      446.0      300.2      242.2      141.1         141.1
Interest expense..............        --         --         --         --         --          36.0(3)
Other (income) expense, net...       3.3       (1.5)      (3.9)      (7.9)      (5.2)         (5.2)
                                --------   --------   --------   --------   --------      --------
Income before income taxes....     350.4      447.5      304.1      250.1      146.3         110.3
Provision for income taxes....        --         --         --         --         --          41.9(4)
                                --------   --------   --------   --------   --------      --------
Net income....................  $  350.4   $  447.5   $  304.1   $  250.1   $  146.3      $   68.4(5)
                                ========   ========   ========   ========   ========      ========
Net income per share -- basic
  and diluted.................                                                               $  .68(5)
Average number of shares
  outstanding.................                                                               100.0

---------------

(1) Gives effect to the Offering, interest expense on borrowings of $550.0 million incurred at the time of the Offering, and the Company's transition to taxable status, as if the Offering transactions had occurred at the beginning of fiscal 1998. See Note 4 of the Notes to Financial Statements for additional information regarding the pro forma financial information.

(2) Special charges amounted to $46.6 million ($28.9 million net of income taxes on a pro forma basis) for fiscal 1998 for costs related to the privatization and certain severance and transition benefits to be paid to GDP workers in connection with workforce reductions over the next two years.

(3) Pro forma interest expense of $36.0 million is based on a weighted average interest rate of 6.55% on $550.0 million of borrowings incurred at the time of the Offering, as if such borrowings had occurred at the beginning of fiscal 1998.

(4) The Company was exempt from federal, state and local income taxes until the Offering. The pro forma provision for income taxes of $41.9 million is based on an effective income tax rate of 38% and assumes the Offering had occurred at the beginning of fiscal 1998.

(5) On a pro forma basis, net income before special charges was $97.3 million or $.97 per share.

                                                             AS OF JUNE 30,
                                    ----------------------------------------------------------------
                                      1994       1995       1996       1997       1998       1998
                                    --------   --------   --------   --------   --------   ---------
                                                               (MILLIONS)                  PRO FORMA
BALANCE SHEET DATA
Cash..............................  $  735.0   $1,227.0   $1,125.0   $1,261.0   $1,177.8   $   50.0(1)

Inventories:
  Current assets:
     SWU..........................  $  500.6   $  517.7   $  586.8   $  573.8   $  687.0   $  687.0
     Uranium(2)...................     158.6      165.5      150.3      131.5      184.5      184.5
     Materials and supplies.......      17.0       19.8       15.7       12.4       24.8       24.8
  Long-term assets -- uranium.....     103.6      115.5      199.7      103.6      561.0      561.0
                                    --------   --------   --------   --------   --------   --------
          Inventories, net........  $  779.8   $  818.5   $  952.5   $  821.3   $1,457.3   $1,457.3
                                    ========   ========   ========   ========   ========   ========
Total assets......................  $2,798.9   $3,216.8   $3,356.0   $3,456.6   $3,471.3   $2,392.9

Long-term obligations(3)..........     191.4      383.2      427.4      451.8      503.3      430.7

Stockholders' equity..............   1,545.0    1,937.5    2,121.6    2,091.3    2,420.5    1,164.7(4)

---------------

(1) Gives effect to $550.0 million in borrowings at the time of the Offering, a pro forma exit dividend, and the Company's retention of $50.0 million in cash, as if such transactions had occurred at June 30, 1998. See Note 4 of the Notes to Financial Statements for additional information regarding the pro forma financial information.

(2) Excludes uranium provided by and owed to customers.

(3) Long-term obligations include accrued liabilities for depleted UF(6) disposition costs in the amounts of $93.0 million, $212.4 million, $303.0 million, $336.4 million and $372.6 million at June 30, 1994, 1995, 1996,
    1997 and 1998, respectively.

    Pro forma long-term obligations of $430.7 million at June 30, 1998, give effect to $300.0 million representing the long-term portion of borrowings of $550.0 million at the time of the Offering and a reduction of $372.6 million for the transfer to DOE of depleted UF(6) generated by the Company.

(4) Pro forma stockholders' equity of $1,164.7 million reflects a pro forma exit dividend of $1,677.8 million, a charge of $5.3 million for expenses of the Offering, and increases to stockholders' equity for the transfer of the liability of $372.6 million for depleted UF(6) disposition costs and deferred income tax benefits of $54.7 million resulting from the Company's transition to taxable status, as if such transactions had occurred June 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and related notes thereto.

     USEC, a global energy company, is the world leader in the production and sale of uranium fuel enrichment services for commercial nuclear power plants, with approximately 75% of the North America market and 40% of the world market. Uranium enrichment is a critical step in transforming natural uranium into fuel for nuclear reactors to produce electricity. Based on customers' estimates of their requirements, at July 31, 1998, the Company had long-term requirements contracts with utilities to provide uranium enrichment services aggregating $7.2 billion through fiscal 2009.

     The Company is the Executive Agent of the U.S. Government under a government-to-government agreement to purchase SWU recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. The Company's cost of sales has been, and will continue to be, adversely affected by amounts paid to purchase SWU under the Russian HEU Contract at prices that are substantially higher than its marginal production cost at the GDPs. As the volume of Russian SWU purchases has increased, the Company has operated the GDPs at lower production levels resulting in higher unit production costs. Pursuant to the Russian HEU Contract, Russian SWU purchases will peak in calendar year 1999 at 5.5 million SWU per year and are expected to remain at that level thereafter.

     The Company's agreements with electric utilities are generally long-term requirements contracts under which customers are obligated to purchase a specified percentage of their requirements for uranium enrichment services. Customers, however, are not obligated to make purchases or payments if they do not have any requirements. The stated term of contracts transferred by DOE to the Company on the Transition Date is 30 years, although future purchase obligations thereunder may be terminated by, among other things, giving 10 years' notice, although the Company has allowed shorter notice periods. The terms of new contracts entered into by the Company since the Transition Date range from 3 to 11 years and do not typically provide for advance termination rights. Revenue from sales of SWU under new contracts represented 68% of total revenue in fiscal 1998. The Company believes that the trend for contracts with shorter terms will continue, with the newer contracts generally containing terms in the range of 3 to 7 years.

     The Company's revenue and operating results can fluctuate significantly from quarter-to-quarter, and in some cases, year-to-year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 18 months (or in some cases up to 24 months), and are in turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for fall refueling, spring refueling or for 18-month cycles alternating between both seasons. In addition, USEC provides customers a window ranging from 10 to 30 days to take delivery of ordered product. The timing of larger orders for initial core requirements for new nuclear reactors also can affect operating results. Refueling orders typically average $14.0 million per customer order for the Company's uranium enrichment services. The Company plans its cash outlays for power and other production costs, a significant portion of which is fixed in the short term, on the basis of meeting customer orders and achieving revenue targets for the year. As a result, a relatively small change in the timing of customer orders may cause earnings and cash flow results to be substantially above or below expectations. Notwithstanding this variability, the Company has significant backlog based on customers' estimates of their requirements for uranium enrichment services.

     The financial statements, discussed below, are not necessarily indicative of the results of operations and financial position in the future or what the results of operations and financial position would have been had the Company been a private sector stand-alone entity during the periods presented.

     Revenue. Substantially all of the Company's revenue is derived from the sale of uranium enrichment services, denominated in SWU. Although customers may buy enriched uranium product without having to supply uranium, virtually all of the Company's contracts are for enriching uranium provided by customers.

Because orders for enrichment to refuel customer reactors (i) occur once in 12, 18 or 24 months, and (ii) are large in amount averaging $14.0 million per order, the percentage of revenue attributable to any customer or group of customers from a particular geographic region can vary significantly quarter-by-quarter or year-by-year. However, customer requirements and orders over the longer term are more predictable. The Company estimates that about two-thirds of the nuclear reactors under contract operate on refueling cycles of 18 months or less, and the remaining one-third operate on refueling cycles greater than 18 months.

     Revenue could be negatively impacted by NRC actions suspending operations at domestic reactors under contract with the Company. In addition, business decisions by utilities that take into account economic factors, such as the price and availability of alternate fossil fuels, the need for generating capacity and the cost of maintenance could result in suspended operations or early shutdowns of some reactors under contract with the Company.

     The Company's enrichment contracts are denominated in U.S. dollars, and while the Company's revenue is not directly affected by changes in the foreign exchange rate of the U.S. dollar, the Company may have a competitive price disadvantage or advantage depending upon the strength or weakness of the U.S. dollar. This is because the Company's primary competitors' costs are in the major European currencies.

     The Company's financial performance over time can also be significantly affected by changes in the market price for SWU. SWU prices have been declining reflecting the trend toward lower prices and shorter contracts in the highly competitive uranium enrichment market and the impact of changes in foreign currency exchange rates. The Company believes that its willingness to provide flexible contract terms has been instrumental in its ability to successfully compete for and capture open demand. The Company also believes that the advent of shorter contract terms is an industry-wide phenomenon; utilities have been experiencing rapid changes in their industry and have been less willing to enter into extended obligations. This trend toward shorter contract terms requires that the Company, as well as its competitors, pursue new sales with greater frequency. The general effect of this is to increase the level of competition among uranium enrichment suppliers for new SWU commitments.

     Cost of Sales. Cost of sales is based on the quantity of SWU sold during the period and is dependent upon production costs at the GDPs and SWU purchase costs (the latter mainly under the Russian HEU Contract). Production costs at the GDPs for fiscal 1998 include purchased electric power (53% of production costs, of which 29% represents non-firm power and 71% represents firm power), labor and benefits (30% of production costs), depleted UF(6) disposition costs (7% of production costs), materials, maintenance and repairs, and other costs (10% of production costs). Since the Company uses the monthly moving average inventory cost method, an increase or decrease in production or purchase costs would have an effect on cost of sales over several periods. The Company's purchases of SWU under the Russian HEU Contract are recorded at acquisition cost plus related shipping costs.

     Under its electric power supply arrangements, the Company purchases a significant portion of its electric power at or below market rates based on long-term contracts with dedicated power generating facilities. In fiscal 1998, the Company's average price of electricity was $19.66 per MWh. Power costs vary seasonally with rates being higher during winter and summer and as a function of the extremity of the weather and as a function of demand during peak and off-peak times.

     Under the LMUS contract, LMUS provides labor, services, and materials and supplies to operate and maintain the GDPs, for which the Company pays LMUS for its actual costs and contract fees. The LMUS contract expires on October 1, 2000, and may be terminated by the Company without penalty upon six months' notice.

     The Company accrues estimated costs for the future disposition of depleted UF(6) generated as a result of its operations. Costs are dependent upon the volume of depleted UF(6) generated and estimated conversion and disposal costs. The Company stores depleted UF(6) at the GDPs and continues to evaluate various proposals for its disposition. Pursuant to the Privatization Act and an agreement with DOE dated May 18, 1998, depleted UF(6) generated by the Company through the date of the Offering was transferred to DOE. In June 1998, the

Company paid $50.0 million to DOE, and DOE assumed responsibility for disposal of a certain amount of depleted UF(6) generated by the Company from its operations at the GDPs from October 1998 to 2005.

     The Company leases the GDPs and process-related machinery and equipment at attractive, below-market terms from DOE. Upon termination of the Lease Agreement, USEC is responsible for certain lease turnover activities at the GDPs. Lease turnover costs are accrued over the estimated term of the Lease Agreement which is estimated to extend until 2005. Pursuant to the Energy Policy Act and the Privatization Act, with certain exceptions, the U.S. Government is responsible for all environmental liabilities associated with the operation of the GDPs prior to the time of the Offering and decontamination and decommissioning of the GDPs at the end of their operating lives.

     The Company expects to incur additional production costs of $14.8 million per year subsequent to the Offering for taxes other than income taxes and commercial property insurance premiums.

     As Executive Agent under the Russian HEU Contract, the Company has committed to purchase 4.4 million SWU in calendar 1998, of which 3.6 million SWU in the amount of $308.8 million is scheduled to be purchased in the six months ended December 31, 1998. In each of calendar years 1999 to 2001, the Company has committed to purchase 5.5 million SWU at the annual amount of $475.8 million, subject to certain purchase price adjustments for U.S. inflation. The Russian HEU Contract has a 20-year term; the Company expects its purchases after 2001 to remain at the 5.5 million SWU per year level.

     Project Development Costs. The Company is managing the development and engineering necessary to commercialize AVLIS, including activities relating to:
(i) NRC licensing, (ii) uranium feed and product technology, (iii) AVLIS demonstration facilities, and (iv) development and design of plant production facilities. AVLIS project development costs are charged against income as incurred. The Company intends to capitalize AVLIS development costs associated with facilities and equipment designed for commercial production activities.

     In addition, the Company has been evaluating a potential new advanced enrichment technology called "SILEX" and plans to continue evaluating the SILEX technology during fiscal 1999.

     Selling, General and Administrative. Selling, general and administrative expenses include salaries and related overhead for corporate personnel, legal and consulting fees and other administrative costs.

     Income Taxes. The Company is exempt from federal, state and local income taxes. With the completion of the Offering, the Company has become subject to federal and state income taxes at a combined effective tax rate of 38%.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of revenue:

                                                           FISCAL YEARS ENDED JUNE 30,
                                                       ------------------------------------
                                                       1996      1997      1998     1998
                                                       ----      ----      ----     ----
                                                                                  PRO FORMA
                                                                                  ---------
Revenue
  Domestic...........................................   64%       60%       63%       63%
  Asia...............................................   31        31        31        31
  Europe and other...................................    5         9         6         6
                                                       ---       ---       ---       ---
     Total Revenue...................................  100%      100%      100%      100%
Cost of sales........................................   69        74        75        75
                                                       ---       ---       ---       ---
Gross profit.........................................   31        26        25        25
Special charges for workforce
  reductions and privatization costs.................   --        --         3         3
Project development costs............................    7         9        10        10
Selling, general and administrative..................    2         2         2         2
                                                       ---       ---       ---       ---
Operating income.....................................   22        15        10        10
Interest expense.....................................   --        --        --         2
Other (income) expense, net..........................   --        (1)       --        --
                                                       ---       ---       ---       ---
Income before income taxes...........................   22        16        10         8
Provision for income taxes...........................   --        --        --         3
                                                       ---       ---       ---       ---
Net income...........................................   22%       16%       10%        5%
                                                       ===       ===       ===       ===

RESULTS OF OPERATIONS -- FISCAL YEARS ENDED JUNE 30, 1997 AND 1998

     Revenue. Revenue amounted to $1,421.2 million in fiscal 1998, a decline of $156.6 million (or 10%) from $1,577.8 million in fiscal 1997. The decline in revenue was attributable primarily to changes in the timing of customer nuclear reactor refueling resulting in a 12% decline in sales of SWU in fiscal 1998, following a 14% increase in fiscal 1997. During fiscal 1998, the Company provided enrichment services for 100 reactors as compared with 110 in fiscal 1997. The average SWU price billed to customers was $116, an increase of approximately 1% compared with fiscal 1997, notwithstanding the overall trend toward lower prices for contracts negotiated since July 1993 in the highly competitive uranium enrichment market. Sales of uranium to electric utility customers increased to $40.8 million, compared with $25.9 million in fiscal 1997.

     Revenue from domestic customers declined $54.6 million (or 6%), revenue from customers in Asia declined $44.7 million (or 9%) and revenue from customers in Europe and other areas declined $57.3 million (or 41%). Changes in geographic mix of revenue in fiscal 1998 resulted primarily from changes in the timing of customers' orders. The decline in domestic revenue also reflects lower commitment levels from two customers, partly offset by higher sales of uranium and a first time sale of SWU for one reactor under a new contract signed by the Company.

     Cost of Sales. Cost of sales amounted to $1,062.1 million in fiscal 1998, a decline of $100.2 million (or 9%) from $1,162.3 million in fiscal 1997. The decline in cost of sales was attributable to the 12% decline in sales in SWU from changes in the timing of customers' orders, partially offset by the effects of lower production volume and higher unit costs at the GDPs and an increase in purchased SWU under the Russian HEU Contract. As a percentage of revenue, cost of sales amounted to 75% in fiscal 1998, compared with 74% in fiscal 1997.

     SWU unit production costs in fiscal years 1998 and 1997 were adversely affected by lower production facility capability, and the Company incurred additional costs because uneconomic overfeeding of uranium was necessary at the Portsmouth GDP to compensate for the production lost due to the unavailability of cells in order to ensure that customer requirements would be met.

     Electric power costs amounted to $413.8 million (representing 53% of production costs) in fiscal 1998, compared with $530.4 million (representing 59% of production costs) in fiscal 1997, a decline of $116.6 million (or 22%). The decline reflected lower power consumption resulting from lower SWU production and improved power utilization efficiency or SWU production compared with the amount of electric power consumed.

     Costs for labor and benefits amounted to $237.7 million in fiscal 1998, an increase of $7.6 million (or 3%) from $230.1 million in fiscal 1997. The increase reflected general inflation.

     Costs for the future disposition of depleted UF(6) amounted to $55.7 million in fiscal 1998, a decline of $16.3 million (or 23%) from $72.0 million in fiscal 1997. The decline resulted from lower SWU production overall and, at the Paducah GDP, more efficient operations and economic underfeeding of uranium which in turn resulted in a significant reduction in the generation of depleted UF(6). At June 30, 1998, the Company had accrued a total liability of $372.6 million for the future disposal of depleted UF(6).

     SWU purchased under the Russian HEU Contract and other purchase contracts represented 38% of the combined produced and purchased supply mix, compared with 23% for fiscal 1997. Unit costs of SWU purchased under the Russian HEU Contract are substantially higher than the Company's marginal cost of production. The Company purchased SWU derived from HEU, as follows: 3.6 million SWU at a cost of $315.8 million and 1.8 million SWU at a cost of $157.3 million for the fiscal years 1998 and 1997, respectively.

     Gross Profit. Gross profit amounted to $359.1 million in fiscal 1998, a decline of $56.4 million (or 14%) from $415.5 million in fiscal 1997. The decline resulted from lower sales of SWU from changes in the timing of customers' orders, lower production volume and higher unit costs at the GDPs, and an increase in purchased SWU under the Russian HEU Contract.

     Special Charges. Special charges amounted to $46.6 million for fiscal 1998 for costs related to the privatization and certain severance and transition benefits to be paid to GDP workers in connection with workforce reductions over the next two years.

     Project Development Costs. Project development costs, primarily for the AVLIS project, amounted to $136.7 million for fiscal 1998, a decline of $4.8 million (or 3%) from $141.5 million in fiscal 1997. Engineering and development costs for the future commercialization of the AVLIS uranium enrichment process in fiscal 1998 primarily reflected continuing demonstration of plant-scale components with emphasis shifting toward integrated operation of the laser and separator systems to verify enrichment production economics. Project development costs include costs of $2.0 million in fiscal 1998 and $7.8 million in fiscal 1997 incurred in the evaluation of the SILEX advanced enrichment technology.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses amounted to $34.7 million in fiscal 1998, an increase of $2.9 million (or 9%) from $31.8 million in fiscal 1997. As a percentage of revenue, selling, general and administrative expenses amounted to 2.4% in fiscal 1998, compared with 2.0% in fiscal 1997. The increase resulted from higher expenses associated with privatization activities.

     Net Income. Net income before special charges amounted to $192.9 million in fiscal 1998, a decline of $57.2 million (or 23%) from $250.1 million in fiscal 1997. As a percentage of revenue, net income before special charges amounted to 13% in fiscal 1998, compared with 16% in fiscal 1997. The decline resulted primarily from lower sales of SWU from changes in the timing of customers' orders and lower gross profit margins. Including special charges, net income in fiscal 1998 amounted to $146.3 million.

     On a pro forma basis, as if the Offering had occurred at the beginning of fiscal 1998, net income before special charges for fiscal 1998, adjusted to reflect interest expense on borrowings of $550.0 million at the time of the Offering and a provision for income taxes, was $97.3 million or $.97 per share. Including special charges, net income on a pro forma basis was $68.4 million or $.68 per share.

RESULTS OF OPERATIONS -- FISCAL YEARS ENDED JUNE 30, 1996 AND 1997

     Revenue. Revenue amounted to $1,577.8 million in fiscal 1997, an increase of $165.0 million (or 12%) from revenue of $1,412.8 million in fiscal 1996. The increase in revenue for fiscal 1997 resulted principally from: (i) the timing of customer nuclear reactor refuelings; (ii) sales to new customers; and (iii) increased sales to existing customers. Sales of SWU increased 14% in fiscal 1997 following a decline of 14% in fiscal 1996. During fiscal 1997, the Company provided enrichment services for 110 reactors as compared with 101 in fiscal 1996. Revenue for fiscal 1997 included first time sales of SWU for five reactors under Utility Services contracts entered into in earlier years and first time sales for four reactors under new contracts. The average SWU price billed to customers in fiscal 1997 was $115, a decline of approximately 1% compared to fiscal 1996, reflecting the trend toward lower prices for new contracts in the highly competitive uranium enrichment market.

     Revenue in fiscal 1997 increased from fiscal 1996 in all geographic areas in which the Company markets enrichment services. Domestic revenue increased $49.2 million or 5%, Asian revenue increased $46.2 million or 10%, and European and other revenue increased $69.6 million, almost double the fiscal 1996 level. In addition to changes in the timing of customer orders, revenue benefitted from initial sales by the Company for six reactors in the United States, one in Asia, and two in Europe. Revenue in fiscal 1997 was somewhat affected by the slowdown of refueling orders for certain reactors in the United States that, for a substantial portion of the fiscal year, had suspended operations pursuant to NRC safety directives or extended outages.

     Cost of Sales. Cost of sales amounted to $1,162.3 million in fiscal 1997, an increase of $189.3 million (or 19%) from $973.0 million in fiscal 1996. As a percentage of revenue, cost of sales amounted to 74% and 69% for fiscal years 1997 and 1996, respectively. The increase in cost of sales in fiscal 1997 was attributable mainly to the 14% increase in sales of SWU, higher unit production costs at the GDPs and increased purchases under the Russian HEU Contract. SWU production costs were higher due to unplanned equipment downtime and increased preventive maintenance activities.

     SWU production and related unit production costs in fiscal 1996 were adversely affected by lower gaseous diffusion production capability and increased maintenance activities reflecting efforts to restore GDP production to desired levels. Additional costs were incurred in fiscal 1997 from overfeeding of uranium in the enrichment process at the Portsmouth GDP to partially mitigate lower production capability. In fiscal 1996, production capability at the Paducah GDP was adversely affected by a reduction in electric power from the power supplier in response to an extended period of extremely hot weather.

     Electric power costs amounted to $530.4 million (representing 59% of production costs) in fiscal 1997, compared with $486.9 million (representing 55% of production costs) in fiscal 1996, an increase of $43.5 million (or 9%). The increase reflects increased power consumption and, at the Portsmouth GDP, a significant decline in power utilization efficiency along with higher demand charges for firm power. Power utilization efficiency was adversely affected by production equipment difficulties.

     Costs for labor and benefits amounted to $230.1 million in fiscal 1997, an increase of $20.3 million (or 10%) from $209.8 million in fiscal 1996. The increase reflects general inflation and higher employment levels.

     Costs for the future disposition of depleted UF(6) amounted to $72.0 million in fiscal 1997, a decline of $18.6 million (or 21%) from $90.6 million in fiscal 1996. Costs were lower in fiscal 1997 as the estimated future disposal rate per kilogram of depleted UF(6) was reduced as a result of revised estimates based on new proposals from potential disposal companies.

     Increased SWU purchases under the Russian HEU Contract and other purchase contracts also contributed to the higher costs of sales in fiscal 1997. Purchased SWU represented 23% of the combined produced and purchased supply mix in fiscal 1997, compared with 16% in fiscal 1996. Unit costs of SWU purchased under the Russian HEU Contract are substantially higher than the Company's marginal cost of production. The Company purchased SWU derived from HEU, as follows: 1.8 million SWU at a cost of $157.3 million and 1.7 million SWU at a cost of $144.1 million for the fiscal years 1997 and 1996, respectively. In September 1996, in accordance with the Privatization Act, the Company and Tenex amended the Russian HEU Contract to eliminate the Company's obligation to purchase the natural uranium component after calendar year 1996.

     Gross Profit. Gross profit amounted to $415.5 million in fiscal 1997, a decline of $24.3 million (or 6%) from $439.8 million in fiscal 1996. Although revenue increased in fiscal 1997, gross profit was adversely affected by higher unit production costs at the GDPs caused mainly by unplanned equipment downtime and increased preventive maintenance activities and increased purchases of SWU under the Russian HEU Contract. Gross profit in fiscal years 1997 and 1996 was also adversely affected by declines in average prices billed to customers.

     Project Development Costs. Project development costs, primarily for the AVLIS project, amounted to $141.5 million in fiscal 1997, an increase of $37.9 million (or 37%) from $103.6 million in fiscal 1996. The increase reflects planned engineering and development spending for the future commercialization of the AVLIS uranium enrichment process and, in fiscal 1997, initial costs incurred in the evaluation of SILEX. Increased AVLIS spending was attributable to the demonstration of laser and separator systems and preliminary plant design.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses amounted to $31.8 million in fiscal 1997, a decline of $4.2 million (or 12%) from $36.0 million in fiscal 1996. As a percentage of revenue, selling, general and administrative expenses amounted to 2.0% and 2.5% in fiscal years 1997 and 1996, respectively. The decline in fiscal 1997 resulted from a reduction in expenses associated with privatization activities and lower consulting and other fees.

     Other Income. Other income, net of expenses, amounted to $7.9 million in fiscal 1997, an increase of $4.0 million (or 103%) from $3.9 million in fiscal 1996. The increase in fiscal 1997 was attributable to interest earned on payments under the Russian HEU Contract to be applied against future SWU deliveries and fees earned on delivery optimization and other customer-oriented distribution programs.

     Net Income. Net income amounted to $250.1 million in fiscal 1997, a decline of $54.0 million (or 18%) from $304.1 million in fiscal 1996. As a percentage of revenue, net income amounted to 16% and 22% for fiscal years 1997 and 1996, respectively. The decline in fiscal 1997 resulted primarily from an increase of $37.9 million in AVLIS development spending and a lower gross profit margin on sales of SWU.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and Cash Flow. The Company's principal source of liquidity has been cash flow provided by operating activities. Net cash flows provided by operating activities amounted to $73.3 million in fiscal 1998, compared with $356.1 million in fiscal 1997. Cash flow in fiscal 1998 was reduced by an increase of $142.5 million in inventories, the decline of $103.8 million in net income compared with fiscal 1997, and payments of $66.0 million in fiscal 1998 to DOE relating to the disposition of depleted UF(6), partly offset by an increase of $64.4 million in payables to the Russian Federation for purchases of SWU. In fiscal 1997, the net increase of $50.1 million in payments under the Russian HEU Contract reflects a payment of $100.0 million in December 1996 under the Russian HEU Contract for future deliveries of SWU in calendar years 1998 and 1999.

     Net cash flows provided by operating activities amounted to $356.1 million in fiscal 1997, a significant increase over $119.7 million in fiscal 1996. The increase resulted primarily from a reduction of $97.6 million in customer trade receivables in fiscal 1997 from changes in the timing of customer collections and the collection of $29.4 million from DOE for reimbursable regulatory compliance activities, partially offset by the decline of $54.0 million in net income compared with fiscal 1996. As a supplementary activity in support of the Russian HEU Contract, the Company paid $100.0 million in each of fiscal years 1997 and 1996 as credits for future deliveries of SWU under the Russian HEU Contract.

     Capital expenditures relating primarily to GDP improvements amounted to $36.5 million, $25.8 million and $15.6 million in fiscal years 1998, 1997 and 1996, respectively. Capital expenditures in fiscal 1998 consist principally of replacement equipment and upgrades to the steam plant and cooling towers. Capital expenditures in fiscal years 1997 and 1996, consisted principally of upgrades to the steam plant and cooling towers, improvements to the enriched product withdrawal facilities, process inventory control systems, cylinder storage facilities and purchases of capital equipment.

     Dividends paid to the U.S. Treasury amounted to $120.0 million in each of the fiscal years 1998, 1997 and 1996. Pursuant to the Privatization Act, in December 1996, the Company transferred to DOE the natural uranium component of LEU from HEU purchased under the Russian HEU Contract at a cost of $86.1 million in fiscal 1996 and $74.3 million in fiscal 1997. As a result of the transfer, the total purchase cost of $160.4 million, including related shipping charges, was recorded as a return of capital.

     Net working capital amounted to $2,180.9 million and $2,278.0 million at June 30, 1998 and 1997, respectively, and, on a pro forma basis, adjusted to reflect short-term borrowings and the pro forma exit dividend at the time of the Offering, amounted to $797.8 million at June 30, 1998. The Company has provided extended payment terms to an Asian customer with respect to an overdue trade receivable of $36.0 million at June 30, 1998.

     AVLIS Project Expenditures. AVLIS deployment is estimated to cost approximately $2.2 billion from fiscal 1998 through fiscal 2005, of which $550.0 million is expected to be spent during the performance demonstration, design and licensing phase and $1.7 billion during the procurement, construction and startup phase. The Company periodically re-evaluates its AVLIS estimated costs and currently believes this estimate could vary by up to 20%.

     Actual AVLIS expenditures may vary from this estimate based on the results of development and demonstration activities or on account of changes in business conditions, regulatory requirements and the timing of NRC licensing, costs of construction labor and materials, the market for uranium enrichment services, and the Company's cost of capital.

     Capital Structure and Financial Resources. The Company expects that its cash, internally generated funds from operating activities, and available financing sources including borrowings under the Credit Facility (described below), will be sufficient to meet its obligations as they become due and to fund operating requirements of the GDPs, purchases of SWU under the Russian HEU Contract, capital expenditures and discretionary investments, and AVLIS expenditures in the near term.

     The Company borrowed $550.0 million at the time of the Offering, pursuant to a credit facility comprised of three tranches (the "Credit Facility"). Tranche A is a 364-day revolving credit facility for $400.0 million. Tranche B is a 364-day revolving credit facility for $150.0 million which is convertible, at the Company's option, into a one-year term loan. The Company borrowed $550.0 million under Tranche A and Tranche B, transferred $500.0 million of such proceeds to the U.S. Treasury as part of the Exit Dividend of $1,709.4 million and retained $50.0 million in cash. The third tranche, Tranche C, is a five-year revolving credit facility for $150.0 million for working capital and general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to, at the Company's option (i) the London Interbank Offered Rate ("LIBOR") plus an "Applicable Eurodollar Margin," or (ii) the Base Rate (as defined). The Applicable Eurodollar Margin is based on the Company's credit rating.

     The Credit Facility requires the Company to comply with certain financial covenants, including a minimum net worth and a debt to total capitalization ratio, as well as other customary conditions and covenants, including restrictions on borrowings by subsidiaries. The failure to satisfy any of the covenants would constitute an event of default. The Credit Facility also includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy, and change of control.

     On a pro forma basis, as adjusted for the $550.0 million of borrowings under the Credit Facility, the Company's debt-to-capitalization ratio was 32%, as adjusted to include short-term debt, at June 30, 1998. In fiscal 1999, the Company may refinance all or a portion of the borrowings under the Credit Facility with funds raised in the public or private securities markets.

ENVIRONMENTAL MATTERS

     In addition to costs for the future disposition of depleted UF(6), the Company incurs operating costs and capital expenditures for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Operating costs relating to such environmental compliance were $25.4 million, $24.9 million, and $30.4 million, and capital expenditures were $4.4 million, $1.8 million and $3.5 million for fiscal years 1998, 1997 and 1996, respectively. In fiscal years 1999 and 2000, the Company expects its operating costs and capital expenditures for such compliance to remain at about the same levels as in fiscal 1998. The Company expects that costs relating to the future disposal of depleted UF(6) produced from its operations will be lower in fiscal 1999.

     The Company paid $50.0 million to DOE in June 1998 in consideration for DOE assuming responsibility for a certain amount of depleted UF(6) generated by the Company from October 1998 to 2005.

     Environmental liabilities associated with the GDP operations prior to the date of the Offering are the responsibility of DOE or the U.S. Government, except for liabilities relating to certain identified wastes stored at the GDPs. Environmental liabilities associated with the decontamination and decommissioning of the GDPs are generally the responsibility of DOE, except for additional costs, if any, as a result of the Company's operations.

IMPACT OF YEAR 2000 ISSUE

     As a result of certain computer programs and systems using two rather than four digits to define the applicable year, certain of the Company's activities with date-sensitive software and systems may not recognize the year 2000. This could potentially result in system failures or miscalculations causing disruptions of operations or an inability to process transactions.

     The Company has been upgrading software programs and systems affected by the year 2000 issues and believes that with modifications to existing software and systems and migration to new software and systems, the year 2000 issues can be substantially mitigated. The Company is in the process of implementing the necessary modifications that are expected to be completed by April 1999. There can be no assurance that such programs will identify and cure all software problems, or that entities on whom the Company relies for certain services integral to its business, such as the electric power suppliers, will successfully address all of their software and systems problems in order to operate without disruption in 2000.

     The Company expects its incremental costs for software modifications and systems upgrades to resolve the year 2000 issues will range from $10.0 million to $13.0 million. Pursuant to the Company's financial accounting and reporting policies, purchased hardware and software costs are capitalized, and implementation costs, including consultants' fees, are charged against income as incurred.

CHANGING PRICES AND INFLATION

     The GDPs require substantial amounts of electricity to enrich uranium. The Company purchases firm and non-firm power to meet its production needs. Production costs would increase to the extent that the market prices of non-firm power, which represented 29% of the fiscal 1998 power needs, were to rise. In addition, the prices that the Company pays for firm power could increase if there were additional regulatory costs or unanticipated equipment failures at the power plants supplying the firm power to the GDPs.

     A majority of the Company's contracts with customers generally provide for prices that are subject to adjustment for inflation. In recent years, inflation has not had a significant impact on the Company's operations, and unless inflation increases substantially, it is not expected to have a material effect.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments are reported on the balance sheet as of June 30, 1998, and include cash, accounts receivable and payable, certain accrued liabilities, and payables under the Russian HEU Contract, the carrying amounts for which approximate fair value. In July 1998, the Company's financial instruments include debt of $550.0 million borrowed at the time of the Offering.

     Information relating to the Company's sensitivity to market prices for SWU, prices of non-firm power, foreign currency exchange rates, and variable rate debt borrowed at the time of the Offering is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements appear at pages F-1 to F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

BOARD OF DIRECTORS

     Set forth below are the names, ages, offices, principal occupations and business experience during the past five years of the directors of the Company. Each of the directors has served since July 28, 1998, the closing of the Offering. Each director will hold office until the next Annual Meeting of Shareholders and his or her successor is elected and qualified. There are no family relationships between any of the directors or between any director and any executive officer, nor any arrangement or understanding between any director and any person pursuant to which the director was elected.

                NAME                   AGE AT JUNE 30, 1998           PRINCIPAL OCCUPATION
                ----                   ---------------------          --------------------
James R. Mellor, Chairman............           68             Retired Chairman and Chief
                                                                 Executive Officer of General
                                                                 Dynamics Corporation
Joyce F. Brown, Ph.D. ...............           51             President of the Fashion Institute
                                                                 of Technology of the State
                                                                 University of New York
Frank V. Cahouet.....................           66             Chairman, President and Chief
                                                                 Executive Officer of Mellon Bank
                                                                 Corporation
John R. Hall.........................           65             Retired Chairman and Chief
                                                                 Executive Officer of Ashland, Inc.
Dan T. Moore, III....................           58             President of Dan T. Moore
                                                                 Company, Inc.
William H. Timbers, Jr. .............           48             President and Chief Executive
                                                                 Officer of USEC Inc. and its subsidiaries
William H. White.....................           44             President and Chief Executive
                                                                 Officer of WEDGE Group Incorporated

     James R. Mellor served as Chairman and Chief Executive Officer of General Dynamics Corporation from 1994 to 1997, and served as President and Chief Executive Officer from 1993 to 1994. He was previously General Dynamics' President and Chief Operating Officer. He also serves on the Board of Directors of Bergen Brunswig Corporation, Computer Sciences Corporation, General Dynamics Corporation, Pinkertons Inc. and United States Surgical Corporation.

     Joyce F. Brown is the President of the Fashion Institute of Technology of the State University of New York. From 1994 to 1997 Ms. Brown was a professor of graduate studies at the City University of New York, where she previously held several Vice Chancellor positions. From 1993 to 1994 she served as the Deputy Mayor for Public and Community Affairs in the Office of the Mayor of the City of New York. Ms. Brown also serves on the Board of Directors of Transderm Laboratories Corporation and Unity Mutual Life Insurance Company.

     Frank V. Cahouet has been Chairman and Chief Executive Officer of Mellon Bank Corporation since 1987 and President since 1990. Mr. Cahouet is also a director of Avery Dennison Corporation, Saint-Gobain Corporation, and Allegheny Teledyne Incorporated.

     John R. Hall served as Chairman of the Board of Directors of Ashland, Inc. from 1981 to 1997, and served as Chief Executive Officer from 1981 to 1996. He has been Chairman of the Board of Directors of Arch Coal, Inc. since 1997. Mr. Hall is also a director of Banc One Corporation, The Canada Life Assurance Company, CSX Corporation, Humana Inc., LaRoche Industries, Inc., Reynolds Metals Company and UCAR International Inc.

     Dan T. Moore, III has been the founder, owner and President since 1969 of Dan T. Moore Company, Inc., a developer of a number of advanced materials companies and technologies. Mr. Moore has also been Chairman of the Board of Directors of the Advanced Ceramics Corporation since 1993. He also serves on the Board of Directors of the Hawk Corporation, Invacare Corporation, and the Cleveland Clinic Foundation.

     William H. Timbers, Jr. has been President and Chief Executive Officer of the Company since 1994. He was appointed USEC Transition Manager in March 1993 by President Clinton. Prior to this appointment, Mr. Timbers was President of The Timbers Corporation, an investment banking firm based in Stamford, Connecticut, from 1991 to 1993. Before that, he was a Managing Director of the investment banking firm of Smith Barney, Harris Upham & Co., Inc. in New York and San Francisco.

     William H. White has been President and Chief Executive Officer of WEDGE Group Incorporated since 1997. Mr. White founded and has been the Chairman of the Board of Directors of Frontera Resources Corporation and its predecessor, a privately held international energy company, since 1995, and served as President and Chief Executive Officer from 1995 to 1996. From 1993 to 1995, he served as Deputy Secretary and Chief Operating Officer of the United States Department of Energy. Mr. White also serves on the Board of Directors of Edge Petroleum Corporation.

EXECUTIVE OFFICERS

     Set forth below are the names, ages, offices, period served and business experience of the executive officers of the Company. All of the executive officers serve at the pleasure of the Board of Directors. There are no family relationships between any of the executive officers or between any director and any executive officer, nor any arrangement or understanding between any executive officer and any person pursuant to which the executive officer was selected.

NAME                                   AGE AT JUNE 30, 1998   POSITION
----                                   --------------------   --------
William H. Timbers, Jr...............           48            President and Chief Executive
                                                                Officer
George P. Rifakes....................           64            Executive Vice President, Operations
Henry Z Shelton, Jr..................           54            Vice President and Chief Financial
                                                                Officer
Robert J. Moore......................           41            Vice President, General Counsel and
                                                                Secretary
J. William Bennett...................           51            Vice President, Advanced Technology
Richard O. Kingdon...................           43            Vice President, Marketing and Sales
James H. Miller......................           49            Vice President, Production
Philip G. Sewell.....................           52            Vice President, Corporate
                                                                Development and International Trade
Darryl A. Simon......................           41            Vice President, Human Resources and
                                                                Administration
Charles B. Yulish....................           61            Vice President, Corporate
                                                                Communications

     William H. Timbers, Jr. -- See above.

     George P. Rifakes has been Executive Vice President, Operations of the Company since 1993. Prior to joining the Company, Mr. Rifakes was Vice President of Commonwealth Edison Company in Chicago, Illinois, where he was employed since 1957 with responsibilities in corporate planning, purchasing, fuel, economic analysis, and least-cost planning and marketing. He also served as President of the Cotter Corporation, a wholly-owned uranium subsidiary of Commonwealth Edison, from 1976 to 1992.

     Henry Z Shelton, Jr. has been Vice President, Finance and Chief Financial Officer of the Company since 1993. From 1989 to 1993, Mr. Shelton served as a Board member and Vice President, Finance for Sun International Exploration and Production Company, a subsidiary of the Sun Company, Inc., headquartered in London, England. Previously, Mr. Shelton worked for the Sun Company organization for 23 years.

     Robert J. Moore has been General Counsel and Secretary of the Company since 1993 and Vice President, General Counsel and Secretary since 1994. Prior to joining USEC, Mr. Moore was appointed to numerous senior legal and policy positions, serving as Director of the California Governor's Office in Washington, D.C. and as General Counsel to two Presidential and Congressional Commissions.

     J. William Bennett has been Vice President, Advanced Technology since 1994. From 1993 to 1994 he served as Vice President, Production of the Company. Immediately before joining the Company, he served as Director of DOE's Office of Uranium Enrichment Operations. Prior to that, he was Director of DOE's Office of Geologic Repositories and Director of DOE's Office of Light Water Reactor Technology. Mr. Bennett has served in the United States Government for 30 years in various positions of increasing responsibility.

     Richard O. Kingdon has been Vice President, Marketing and Sales of the Company since 1993. Prior to joining the Company, Mr. Kingdon was Director, Strategic Planning, at Otis Elevator Company, a division of the United Technologies Corporation. From 1990 to 1993, he was Director, Sales and Marketing, for the Otis United Kingdom operation. Prior to 1990, Mr. Kingdon was a Manager in the consulting firm of Bain & Company.

     James H. Miller has been Vice President, Production of the Company since September 1995. Before joining the Company, Mr. Miller was President of ABB Environmental Systems, Inc. From 1993 to 1994 he served as President of U.C. Operating Services, a joint venture between Louisville Gas & Electric and Baltimore Gas & Electric Company. From 1986 to 1993 he worked for ABB Resource Recovery Systems, serving as President from 1990 to 1993.

     Philip G. Sewell has been Vice President, Corporate Development and International Trade since April 1998, and Vice President, Corporate Development of the Company since 1993. From 1988 to 1993, Mr. Sewell served as Deputy Assistant Secretary of DOE responsible for the overall management of the uranium enrichment program. Mr. Sewell has served in the United States Government for 28 years in various positions of increasing responsibility.

     Darryl A. Simon joined USEC as Vice President, Human Resources and Administration in August 1997. Prior to this appointment, Mr. Simon spent seven years with ManorCare Health Services based in Gaithersburg, Maryland, most recently serving as Vice President, Human Resources Planning and Leadership Development. Prior to ManorCare, he held assignments of increasing responsibility within various industries and organizations.

     Charles B. Yulish has been Vice President, Corporate Communications of the Company since 1995. Immediately before joining the Company, Mr. Yulish was Executive Vice President and Managing Director of E. Bruce Harrison Co. Prior to joining E. Bruce Harrison Co. in 1993, he served as partner of Holt, Ross and Yulish. Both companies are energy and environmental public relations firms.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Each non-employee director of the Company currently receives an annual retainer of $20,000 for service on the Board of Directors.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The following table sets forth information regarding the compensation of the Chief Executive Officer and the four most highly paid executive officers of the Company in fiscal years 1998, 1997 and 1996. Since its inception, the Company has not granted any stock awards or stock appreciation rights or made any long-term incentive plan awards or payouts.

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION
                                                 ---------------------------       ALL OTHER
          NAME AND PRINCIPAL POSITION            YEAR     SALARY      BONUS     COMPENSATION(1)
          ---------------------------            ----    --------    -------    ---------------
William H. Timbers, Jr.........................  1998    $331,400    $25,000        $ 7,540
  Chief Executive Officer                        1997     325,000     25,000          7,240
                                                 1996     325,000     25,000          6,950
George P. Rifakes..............................  1998    $290,600    $25,000        $ 6,400
  Executive Vice President                       1997     285,000     25,000          6,200
                                                 1996     285,000     25,000          6,000
Henry Z Shelton, Jr............................  1998    $249,800    $25,000        $ 6,400
  Vice President and Chief Financial Officer     1997     245,000     25,000          6,200
                                                 1996     245,000     25,000          6,000
Robert J. Moore................................  1998    $215,200    $25,000        $ 9,328
  Vice President, General Counsel and Secretary  1997     211,000     25,000          9,198
                                                 1996     211,000     25,000         10,492
James H. Miller................................  1998    $203,900    $25,000        $ 6,400
  Vice President, Production                     1997     200,000     25,000          5,115
                                                 1996     153,800         --             --

---------------

(1) Represents the Company's 401(k) matching contributions and certain life insurance premiums.

PENSION PLAN

     The Company maintains a tax-qualified defined benefit pension plan (the "Company's Retirement Plan") for employees not currently enrolled in either the Civil Service Retirement System or the Federal Employees' Retirement System ("FERS"). The following table provides examples of benefits for the Company's Retirement Plan at the normal retirement age of 65 payable as a life annuity. These benefits are not subject to deductions for Social Security.

                      YEARS OF PARTICIPATION AT AGE 65
                    ESTIMATED ANNUAL RETIREMENT BENEFITS
FINAL AVERAGE  -----------------------------------------------
COMPENSATION     15        20        25        30        35
-------------    --        --        --        --        --
$ 50,000....   $ 9,375   $11,250   $13,125   $15,000   $16,875
 100,000....    18,750    22,500    26,250    30,000    33,750
 150,000....    28,125    33,750    39,375    45,000    50,625
 200,000....    30,000    36,000    42,000    48,000    54,000
 250,000....    30,000    36,000    42,000    48,000    54,000
 300,000....    30,000    36,000    42,000    48,000    54,000
 350,000....    30,000    36,000    42,000    48,000    54,000

     Earnings are averaged over the five consecutive calendar years during which a participant's earnings were highest. Earnings include salary, overtime, bonuses and commission. Credited Service is based on the number of plan years (January 1 through December 31) commencing January 1, 1994 during which a participant completes at least 1,000 hours of service.

     As of June 30, 1998, the years of credited service under the Retirement Plan for Messrs. Timbers, Rifakes, Shelton and Miller were 4.5, 4.5, 4.5 and 2.5, respectively, and 5.0 under FERS for Mr. Moore.

SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

     The Company maintains a supplemental retirement plan (the "SERP") in which Mr. Timbers currently participates. Under the SERP, the participant is entitled to receive a total retirement benefit of 60% of final average salary, commencing at age 62. The value of the benefits from the SERP is offset by the benefits from the Retirement Plan and social security benefits.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Company is not a party to any employment or severance agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None of the officers or directors of the Company currently owns any shares of the Company's common stock. Pursuant to an agreement with the U.S. Treasury Department, the officers and directors of the Company have agreed not to, and to use their best efforts to cause their family members not to, acquire any shares or other securities convertible into or exchangeable for shares of the Company's common stock for 180 days following consummation of the Offering.

     As of September 18, 1998, based solely upon a review of filings made by third parties pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, there are no persons who beneficially own more than 5% of the outstanding shares of common stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1998, the Company entered into an agreement with James Mellor, the Chairman of the Board of Directors, under which Mr. Mellor will provide certain consulting services to the Company. For the period from July 28, 1998 through July 27, 1999, Mr. Mellor will be paid $255,000 for his services under the agreement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     Financial Statements of the Company are set forth under Item 8 of this Annual Report on Form 10-K.

  (a)(2) Financial Statement Schedules

     No financial statement schedules are required to be filed.

  (a)(3) Exhibits

     The following exhibits are filed as part of this Annual Report on Form
10-K:

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 3.1     Certificate of Incorporation of USEC Inc.
 3.2     Bylaws of USEC Inc.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
10.1     Lease Agreement between the United States Department of
         Energy and the United States Enrichment Corporation dated as of July 1, 1993, including notice of exercise of option to renew.*
10.2     Gaseous Diffusion Plant Operation and Maintenance Contract
         between Lockheed Martin Utility Services, Inc. and USEC,
         dated October 1, 1995, including notice of exercise of
         option to renew.*
10.3     Lockheed Martin Guaranty for Lockheed Martin Utility
         Services, Inc. with the United States Enrichment
         Corporation, dated October 1, 1995.*
10.4     Memorandum of Agreement dated December 15, 1994 between the
         United States Department of Energy and USEC regarding the
         transfer of functions and activities, as amended.*
10.5     Memorandum of Agreement dated April 27, 1995 between the
         United States Department of Energy and USEC regarding the
         transfer and funding of AVLIS, as amended.*
10.6     Composite Copy of Power Agreement, dated October 15, 1952, between Ohio Valley Electric Corporation and the United
         States of America acting by and through the United States
         Atomic Energy Commission and, subsequent to January 18,
         1975, the Administrator of Energy Research and Development
         and, subsequent to September 30, 1977, the Secretary of the
         Department of Energy.*
10.7     Modification No. 16 to power agreement between Ohio Valley
         Electric Corporation and United States of America acting by and through the Secretary of the Department of Energy, dated
         January 1, 1998.*
10.8     Modification No. 12, dated September 2, 1987 by and between
         Electric Energy, Inc., and the United States of America
         acting by and through the Secretary of the Department of
         Energy amending and restating the power agreement dated May
         4, 1951, together with all previous modifications.*
10.9     Modification Nos. 13, 14 and 15 to power agreement between
         Electric Energy, Inc., and the United States of America
         acting by and through the Secretary of the Department of
         Energy, dated January 18, 1989, March 6, 1991 and October 1,
         1992, respectively.*
10.10    Power Contract between Tennessee Valley Authority and USEC, dated October 12, 1995.*
10.11    Memorandum of Agreement between the United States Department of Energy and the United States Enrichment Corporation for
         electric power, entered into as of July 1, 1993.*
10.12    Contract between Lockheed Martin Utility Services, Inc.,
         Paducah gaseous diffusion plant and Oil, Chemical and Atomic
         Workers International Union AFL-CIO and its local no. 3-550,
         July 31, 1996 - July 31, 2001.*
10.13    Contract between Lockheed Martin Utility Services, Inc.,
         Portsmouth gaseous diffusion plant, and Oil, Chemical and
         Atomic Workers International Union and its local no. 3-689,
         April 1, 1996 - May 2, 2000.*
10.14    Contract between Lockheed Martin Utility Services, Inc.,
         Paducah gaseous diffusion plant and International Union,
         United Plant Guard Workers of America and its amalgamated
         plant guards local no. 111, January 31, 1997 - March 1,
         2002.*
10.15    Contract between Lockheed Martin Utility Services, Inc.,
         Portsmouth gaseous diffusion plant and International Union,
         United Plant Guard Workers of America and its amalgamated
         local no. 66, August 3, 1997 - August 4, 2002.*
10.16    Joint Development, Demonstration and Deployment Agreement
         between Cameco Corporation and USEC, dated July 26, 1996.*
10.17    Contract between USEC, Executive Agent of the United States of America, and Techsnabexport, Executive Agent of the
         Ministry of Atomic Energy, Executive Agent of the Russian
         Federation, dated January 14, 1994, as amended.*
10.18    Memorandum of Agreement, dated April 6, 1998, between the
         Office of Management and Budget and USEC relating to
         post-privatization liabilities.*

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
10.19    Memorandum of Agreement, dated May 18, 1998, between the
         United States Department of Energy and USEC relating to
         depleted uranium generated prior to the privatization date.*
10.20    Memorandum of Agreement, dated April 20, 1998, between the
         United States Department of Energy and USEC for transfer of natural uranium and highly enriched uranium and for blending down of highly enriched uranium.*
10.21    Agreement, dated as of July 14, 1998, between USEC and the
         U.S. Department of the Treasury regarding post-closing
         conduct.*
10.22    Agreement between USEC and DOE regarding provision by USEC of information to the U.S. Government's Enrichment Oversight
         Committee, dated June 19, 1998.*
10.23    Revolving Loan Agreement, dated July 28, 1998, among Bank of
         America National Trust and Savings Association, First Union
         National Bank, Nationsbank, N.A., BancAmerica Robertson
         Stephens, and USEC Inc.
10.24    Form of Director and Officer Indemnification Agreement.*
10.25    Memorandum of Agreement entered into as of April 18, 1997
         between the United States, acting by and through the United
         States Department of State and the United States Department
         of Energy, and USEC for USEC to serve as the United States
         Government's Executive Agent under the Agreement between the
         United States and the Russian Federation concerning the
         disposal of highly enriched uranium extracted from nuclear weapons.*
10.26    Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and USEC
         regarding disposal of depleted UF(6.)*
10.27    Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and USEC
         regarding certain worker benefits.*
10.28    Agreement dated August 19, 1998 between USEC Inc. and James
         R. Mellor.
21.1     Subsidiaries of the Registrant.*
27       Financial Data Schedule.

---------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-57955, filed with the Securities and Exchange Commission on June 29, 1998, and Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 20, 1998.

  (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                USEC INC.

                                            By: /s/ WILLIAM H. TIMBERS, JR.
                                              ----------------------------------
                                                William H. Timbers, Jr.
                                                President and Chief Executive
                                                Officer

                                                September 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                 TITLE                        DATE
                  ---------                                 -----                        ----

         /s/ WILLIAM H. TIMBERS, JR.           President and Chief Executive      September 28, 1998
---------------------------------------------    Officer (Principal Executive
           William H. Timbers, Jr.               Officer)

          /s/ HENRY Z SHELTON, JR.             Vice President and Chief           September 28, 1998
---------------------------------------------    Financial Officer (Principal
            Henry Z Shelton, Jr.                 Financial and Accounting
                                                 Officer)

             /s/ JAMES R. MELLOR               Chairman of the Board              September 28, 1998
---------------------------------------------
               James R. Mellor

             /s/ JOYCE F. BROWN                Director                           September 28, 1998
---------------------------------------------
               Joyce F. Brown

            /s/ FRANK V. CAHOUET               Director                           September 28, 1998
---------------------------------------------
              Frank V. Cahouet

              /s/ JOHN R. HALL                 Director                           September 28, 1998
---------------------------------------------
                John R. Hall

            /s/ DAN T. MOORE, III              Director                           September 28, 1998
---------------------------------------------
              Dan T. Moore, III

            /s/ WILLIAM H. WHITE               Director                           September 28, 1998
---------------------------------------------
              William H. White

                                   USEC INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----

Reports of Independent Public Accountants...................  F-2 to F-3

Balance Sheets at June 30, 1997 and 1998....................      F-4

Statements of Income for the Years Ended June 30, 1996, 1997
  and 1998..................................................      F-5

Statements of Cash Flows for the Years Ended June 30, 1996,
  1997 and 1998.............................................      F-6

Notes to Financial Statements...............................  F-7 to F-18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of USEC Inc.:

     We have audited the accompanying balance sheets of USEC Inc., a Delaware corporation, (formerly United States Enrichment Corporation) as of June 30, 1997 and 1998, and the related statements of income and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USEC Inc. as of June 30, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 1998, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Washington, D.C.,
July 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of USEC Inc.:

     We have examined the pro forma adjustments (not separately presented) reflecting the Offering Transactions as described in Note 4 and the application of those adjustments to the historical amounts in the assembly of the accompanying pro forma balance sheet of USEC Inc. (the "Company") as of June 30, 1998, and the pro forma statement of income for the year then ended. The pro forma financial information presented are derived from the audited historical financial statements of USEC Inc. appearing herein. Such pro forma adjustments are based upon management's assumptions described in Note 4. Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included such procedures as we considered necessary in the circumstances.

     The objective of this pro forma financial information is to show what the significant effects on the historical financial information might have been had the Offering Transactions occurred at an earlier date. However, the pro forma financial information is not necessarily indicative of the results of operations or related effects on financial position that would have been attained had the Offering Transactions actually occurred earlier.

     In our opinion, management's assumptions provide a reasonable basis for presenting the significant effects directly attributable to the Offering Transactions, the related pro forma adjustments give appropriate effect to those assumptions, and the pro forma financial information reflects the proper application of those adjustments to the historical financial statement amounts in the pro forma balance sheet as of June 30, 1998, and the pro forma statement of income for the year then ended.

/s/ Arthur Andersen LLP

Washington, D.C.,
July 31, 1998

                                   USEC INC.

                                 BALANCE SHEETS
                  (MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                              JUNE 30,   JUNE 30,   JUNE 30,
                                                                1997       1998       1998
                                                              --------   --------   ---------
                                                                                    PRO FORMA
ASSETS
Current Assets
  Cash......................................................  $1,261.0   $1,177.8   $   50.0
  Accounts receivable -- customers..........................     249.3      218.5      218.5
  Receivables from Department of Energy.....................     134.4       17.9       17.9
  Inventories:
     Separative Work Units..................................     573.8      687.0      687.0
     Uranium................................................     131.5      184.5      184.5
     Uranium provided by customers..........................     726.2      315.0      315.0
     Materials and supplies.................................      12.4       24.8       24.8
                                                              --------   --------   --------
          Total Inventories.................................   1,443.9    1,211.3    1,211.3
  Payments for future deliveries under Russian HEU
     Contract...............................................      79.6       63.4       63.4
  Other.....................................................      23.3       39.5       34.2
                                                              --------   --------   --------
          Total Current Assets..............................   3,191.5    2,728.4    1,595.3
Property, Plant and Equipment, net..........................     111.5      131.9      131.9
Other Assets
  Deferred income taxes.....................................        --         --       54.7
  Deferred costs for depleted UF(6).........................        --       50.0       50.0
  Uranium inventories.......................................     103.6      561.0      561.0
  Payment for future deliveries under Russian HEU
     Contract...............................................      50.0         --         --
                                                              --------   --------   --------
          Total Other Assets................................     153.6      611.0      665.7
                                                              --------   --------   --------
Total Assets................................................  $3,456.6   $3,471.3   $2,392.9
                                                              ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $     --   $     --   $  250.0
  Accounts payable and accrued liabilities..................     159.7      168.0      168.0
  Payables to Department of Energy..........................      17.4       14.9       14.9
  Uranium owed to customers.................................     726.2      315.0      315.0
  Payables under Russian HEU Contract.......................      10.2        8.4        8.4
  Nuclear safety upgrade costs..............................        --       41.2       41.2
                                                              --------   --------   --------
          Total Current Liabilities.........................     913.5      547.5      797.5
Long-term debt..............................................        --         --      300.0
Other Liabilities
  Advances from customers...................................      34.9       34.3       34.3
  Depleted UF(6) disposition................................     336.4      372.6         --
  Other liabilities.........................................      80.5       96.4       96.4
                                                              --------   --------   --------
          Total Other Liabilities...........................     451.8      503.3      130.7
Commitments and Contingencies (Notes 6, 9 and 10)
Stockholders' Equity
  Preferred stock, par value $1.00 per share, 25,000,000
     shares authorized, none issued.........................        --         --         --
  Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,000,000 shares issued and
     outstanding............................................      10.0       10.0       10.0
  Excess of capital over par value..........................   1,054.2    1,357.1    1,154.7
  Retained earnings.........................................   1,027.1    1,053.4         --
                                                              --------   --------   --------
          Total Stockholders' Equity........................   2,091.3    2,420.5    1,164.7
                                                              --------   --------   --------
Total Liabilities and Stockholders' Equity..................  $3,456.6   $3,471.3   $2,392.9
                                                              ========   ========   ========

                       See notes to financial statements.

                                   USEC INC.

                              STATEMENTS OF INCOME
                       (MILLIONS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED JUNE 30,
                                                      ------------------------------------------
                                                        1996       1997       1998       1998
                                                      --------   --------   --------   ---------
                                                                                       PRO FORMA
Revenue
  Domestic..........................................  $  901.6   $  950.8   $  896.2   $  896.2
  Asia..............................................     441.3      487.5      442.8      442.8
  Europe and other..................................      69.9      139.5       82.2       82.2
                                                      --------   --------   --------   --------
                                                       1,412.8    1,577.8    1,421.2    1,421.2
Cost of sales.......................................     973.0    1,162.3    1,062.1    1,062.1
                                                      --------   --------   --------   --------
Gross profit........................................     439.8      415.5      359.1      359.1
Special charges for workforce reductions and
  privatization costs...............................        --         --       46.6       46.6
Project development costs...........................     103.6      141.5      136.7      136.7
Selling, general and administrative.................      36.0       31.8       34.7       34.7
                                                      --------   --------   --------   --------
Operating income....................................     300.2      242.2      141.1      141.1
Interest expense....................................        --         --         --       36.0
Other (income) expense, net.........................      (3.9)      (7.9)      (5.2)      (5.2)
                                                      --------   --------   --------   --------
Income before income taxes..........................     304.1      250.1      146.3      110.3
Provision for income taxes..........................        --         --         --       41.9
                                                      --------   --------   --------   --------
Net income..........................................  $  304.1   $  250.1   $  146.3   $   68.4
                                                      ========   ========   ========   ========
Net income per share -- basic and diluted...........                                     $  .68
Average number of shares outstanding................                                      100.0

                       See notes to financial statements.

                                   USEC INC.

                            STATEMENTS OF CASH FLOWS
                                   (MILLIONS)

                                                                    YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                1996        1997        1998
                                                              --------    --------    --------
Cash Flows from Operating Activities
Net income..................................................  $  304.1    $  250.1    $  146.3
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization..........................      13.7        14.6        16.1
     Depleted UF(6) disposition costs.......................      90.6        72.0        55.7
     Payments to DOE for disposition of depleted UF(6)......        --          --       (66.0)
     Advances from customers -- (decrease)..................      (4.4)      (20.1)        (.6)
     Changes in operating assets and liabilities:
       Accounts receivable -- (increase) decrease...........     (84.3)       97.6        30.8
       Net receivables from Department of
          Energy -- (increase) decrease.....................     (68.9)        5.5       (35.4)
       Inventories -- (increase)............................     (49.8)       (3.5)     (142.5)
       Payments under Russian HEU Contract, net.............     (66.0)      (50.1)       64.4
       Accounts payable and accrued liabilities -- increase
          (decrease)........................................      (7.2)      (17.3)       13.4
       Other................................................      (8.1)        7.3        (8.9)
                                                              --------    --------    --------
Net Cash Provided by Operating Activities...................     119.7       356.1        73.3
                                                              --------    --------    --------
Cash Flows Used in Investing Activities
Capital expenditures........................................     (15.6)      (25.8)      (36.5)
                                                              --------    --------    --------
Cash Flows from Financing Activities
Dividends paid..............................................    (120.0)     (120.0)     (120.0)
Payments under Russian HEU Contract for purchase of natural
  uranium transferred to Department of Energy...............     (86.1)      (74.3)         --
                                                              --------    --------    --------
Net Cash Used in Financing Activities.......................    (206.1)     (194.3)     (120.0)
                                                              --------    --------    --------
Net Increase (Decrease).....................................    (102.0)      136.0       (83.2)
Cash at Beginning of Year...................................   1,227.0     1,125.0     1,261.0
                                                              --------    --------    --------
Cash at End of Year.........................................  $1,125.0    $1,261.0    $1,177.8
                                                              ========    ========    ========

                       See notes to financial statements.

                                   USEC INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

     USEC Inc., a Delaware-chartered corporation (the "Company" or "USEC"), formerly United States Enrichment Corporation (a federal-chartered U.S. Government-owned corporation), is a global energy company and the world's leading producer and marketer of uranium enrichment services. The Company provides uranium enrichment services to electric utilities operating nuclear reactors in 14 countries, including the United States. The Company has been designated by the U.S. Government as the Executive Agent under a government-to-government agreement and as such entered into an agreement with the executive agent for the Russian Federation (the "Russian HEU Contract") under which the Company purchases Separative Work Units ("SWU") derived from highly enriched uranium ("HEU") recovered from dismantled nuclear weapons of the Russian Federation for use in commercial electricity production.

     The Company uses the gaseous diffusion process to enrich uranium, separating and concentrating the lighter uranium isotope U(235) from its slightly heavier counterpart U(238). The process relies on the slight difference in mass between the isotopes for separation. At the leased gaseous diffusion plants ("GDPs") located near Portsmouth, Ohio, and in Paducah, Kentucky, the concentration of the isotope U(235) is raised from less than 1% to up to 5%. A substantial portion of the purchased power used by the GDPs is supplied under power contracts between the U.S. Department of Energy ("DOE") and Ohio Valley Electric Corporation ("OVEC") and Electric Energy, Inc. ("EEI"). Lockheed Martin Utility Services, Inc. ("LMUS"), a subsidiary of Lockheed Martin Corporation, operates the GDPs under the Company's direct supervision and management.

     In November 1996, the Nuclear Regulatory Commission ("NRC") granted initial certificates of compliance to the Company for operation of the GDPs. Regulatory authority over the operations of the GDPs was transferred from DOE to NRC in March 1997. The initial NRC certification expires December 31, 1998, and subsequent certification will be for periods of up to five years.

     Customers typically deliver uranium to the enrichment facilities to be processed or enriched under enrichment contracts. Customers are billed for SWU used at the enrichment facilities to separate specific quantities of uranium containing .711% of U(235) into two components: enriched uranium having a higher percentage of U(235) and depleted UF(6) having a lower percentage of U(235).

     The Company has exclusive commercial rights to deploy the Atomic Vapor Laser Isotope Separation ("AVLIS") technology, an advanced laser based enrichment process that is expected to significantly reduce production costs. USEC anticipates deploying an AVLIS plant by 2005.

2. INITIAL PUBLIC OFFERING

     On July 28, 1998, the sale of the Company's common stock in connection with an initial public offering (the "Offering") was completed, resulting in net proceeds to the U.S. Government aggregating $3,092.1 million, including $1,382.7 million from the Offering and $1,709.4 million from the exit dividend paid to the U.S. Treasury (the "Exit Dividend"). The U.S. Government, the selling shareholder, sold its entire interest. The Company did not receive any proceeds from the Offering.

     The Exit Dividend of $1,709.4 million paid to the U.S. Treasury represented the remaining balance of cash held in the Company's account at the U.S. Treasury and $500.0 million of $550.0 million in borrowings at the time of the Offering. The Company retained $50.0 million in cash from the $550.0 million in borrowings. The amount of the Exit Dividend in excess of the Company's retained earnings was recorded in July 1998 as a reduction of excess of capital over par value.

     Pursuant to the USEC Privatization Act, depleted uranium hexafloride ("UF(6)") generated by the Company through the date of the Offering was transferred to DOE in July 1998; liabilities and contingencies incurred through the date of the Offering were allocated between the Company and the U.S. Government;

                                   USEC INC.

50 metric tons of HEU and 7,000 metric tons of natural uranium from DOE's excess inventories were transferred to the Company in May 1998; certain employee benefit protections were established for workers at the GDPs; certain limitations were established on the ability of a person to acquire more than 10% of the Company's voting securities for a three-year period after the Offering; and certain foreign ownership limitations were established.

     The U.S. Government will continue to exercise oversight of the Company's activities affecting matters of national security and other interests of the U.S. Government, including its role as Executive Agent in connection with the Russian HEU Contract.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH

     Cash at June 30, 1997 and 1998 consists of non-interest bearing funds on deposit with the U.S. Treasury.

INVENTORIES

     Inventories of uranium and SWU are valued at the lower of cost or market. SWU inventory costs are determined using the monthly moving average cost method and are based on production costs at the GDPs and SWU purchase costs, mainly under the Russian HEU Contract. Production costs at the GDPs include purchased electric power, labor and benefits, depleted UF(6) disposition costs, materials, major overhauls, maintenance and repairs, and other costs. Purchased SWU is recorded at acquisition cost plus related shipping costs.

PROPERTY, PLANT AND EQUIPMENT

     Construction work in progress is recorded at acquisition or construction cost. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation commences. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of their useful lives which range from three to ten years or the GDP lease period which is estimated to extend through 2005. The Company leases the GDPs and process-related machinery and equipment from DOE. At the end of the lease term, ownership and responsibility for decontamination and decommissioning of the Company's property, plant and equipment that the Company leaves at the GDPs transfer to DOE.

     Property, plant and equipment at June 30 consists of the following (in millions):

                                                               1997      1998
                                                              ------    ------
Construction work in progress...............................  $ 15.6    $ 27.1
Leasehold improvements......................................    17.2      21.7
Machinery and equipment.....................................   125.4     145.9
                                                              ------    ------
                                                               158.2     194.7
Accumulated depreciation and amortization...................   (46.7)    (62.8)
                                                              ------    ------
                                                              $111.5    $131.9
                                                              ======    ======

REVENUE

     Revenue is recognized at the time enriched uranium is shipped under the terms of long-term requirements contracts with domestic and foreign electric utility customers. Under the Company's delivery optimization and other customer oriented programs, the Company advance ships enriched uranium to nuclear fuel fabricators for scheduled or anticipated orders from utility customers. Revenue from sales of SWU under

                                   USEC INC.

such programs is recognized as title to enriched uranium is transferred to customers. Under certain power-for-SWU barter contracts, the Company exchanges its enrichment services for electric power supplied to the GDPs. Revenue is recognized by the Company at the time enriched uranium is shipped with selling prices for SWU based on the fair market value of electric power received.

     No customer accounted for more than 10% of revenue during the years ended June 30, 1996, 1997 or 1998. Revenue attributed to domestic and international customers follows:

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                              1996    1997    1998
                                                              ----    ----    ----
Domestic....................................................   64%     60%     63%
Asia........................................................   31      31      31
Europe and other............................................    5       9       6
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

     Under the terms of certain enrichment contracts, customers make partial or full payment in advance of delivery. Advances from customers are reported as liabilities, and, as customers take delivery, advances are recorded as revenue.

ENVIRONMENTAL COSTS

     Environmental costs relating to operations are charged to production costs as incurred. Estimated future environmental costs, including depleted UF(6) disposition and waste disposal, resulting from operations where environmental assessments indicate that storage, treatment or disposal is probable and costs can be reasonably estimated, are accrued and charged to production costs.

PROJECT DEVELOPMENT COSTS

     Project development costs relate principally to the AVLIS project. AVLIS development costs are charged to expense as incurred and include activities relating to the design and testing of process equipment and the design and preparation of the AVLIS demonstration facility. The Company intends to capitalize AVLIS development costs associated with facilities and equipment designed for commercial production activities.

INCOME TAXES

     The Company was exempt from federal, state and local income taxes until the Offering.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and costs and expenses during the periods presented such as, but not limited to, accrued costs for the disposition of depleted UF(6) and the operating lease period of the GDPs. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts in the financial statements have been reclassified to conform with the current presentation.

                                   USEC INC.

4. PRO FORMA FINANCIAL INFORMATION

     Pro forma financial information consists of the pro forma balance sheet as of June 30, 1998, and the pro forma statement of income for the year ended June 30, 1998, reflecting the sale of 100 million shares of Common Stock in connection with the Company's initial public offering on July 28, 1998, borrowings from banks, pro forma exit dividend, transfer of depleted UF(6) to DOE, and the Company's transition to taxable status at the time of the Offering (the "Offering Transactions"). The objective of the pro forma financial information is to show the significant effects of the Offering Transactions on the balance sheet as if the Offering had occurred June 30, 1998, and the statement of income as if the Offering had occurred at the beginning of the year ended June 30, 1998.

PRO FORMA BALANCE SHEET

     The pro forma cash balance of $50.0 million, short-term debt of $250.0 million, and long-term debt of $300.0 million at June 30, 1998, give effect to borrowings at the time of the Offering under a credit facility comprised of three tranches (the "Credit Facility"). Tranche A is a 364-day revolving credit facility for $400.0 million. Tranche B is a 364-day revolving credit facility for $150.0 million which is convertible, at the Company's option, into a one-year term loan. At the time of the Offering, the Company borrowed $550.0 million under Tranche A and Tranche B, transferred $500.0 million of such proceeds to the U.S. Treasury, and retained $50.0 million in cash. The third tranche, Tranche C, is a five-year revolving credit facility for $150.0 million for working capital and general corporate purposes. Borrowings under the Credit Facility bear interest at a rate equal to, at the Company's option (i) the London Interbank Offered Rate ("LIBOR") plus an "Applicable Eurodollar Margin" or (ii) the Base Rate (as defined). The Applicable Eurodollar Margin is based on the Company's credit rating.

     The Credit Facility requires the Company to comply with certain financial covenants, including a minimum net worth and a debt to total capitalization ratio, as well as other customary conditions and covenants, including restrictions on borrowings by subsidiaries. The failure to satisfy any of the covenants would constitute an event of default. The Credit Facility also includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy, and change of control.

     The Company transitioned to taxable status at the time of the Offering. Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company's estimate of the tax bases of its assets and liabilities result in pro forma deferred income tax benefits of $54.7 million at June 30, 1998, primarily due to the accrual of certain costs included in other liabilities.

     Under the Privatization Act and the Depleted UF(6) Memorandum of Agreement, depleted UF(6) generated by the Company from July 1, 1993, up to the Offering, was transferred to DOE. Giving effect to the transfer on a pro forma basis, there is no accrued liability for depleted UF(6) disposition costs as of June 30, 1998.

     Pro forma stockholders' equity of $1,164.7 million at June 30, 1998, reflects a pro forma exit dividend of $1,677.8 million, a charge of $5.3 million for expenses of the Offering, and increases to stockholders' equity for the transfer of the liability of $372.6 million for depleted UF(6) disposition costs and deferred income tax benefits of $54.7 million resulting from the Company's transition to taxable status.

PRO FORMA STATEMENT OF INCOME

     Pro forma interest expense of $36.0 million is based on a weighted average interest rate of 6.55% on $550.0 million of borrowings incurred at the time of the Offering, as if such borrowings had occurred at the beginning of the fiscal year ended June 30, 1998.

                                   USEC INC.

     The Company was exempt from federal, state and local income taxes until the time of the Offering. The pro forma provision for income taxes of $41.9 million is based on an effective income tax rate of 38% and assumes the Offering had occurred at the beginning of the fiscal year ended June 30, 1998.

     The Company expects that a deferred income tax benefit will be recorded in connection with its transition to taxable status as a nonrecurring reduction to the provision for income taxes at the time of the Offering. The deferred tax benefit arising from the Company's transition to taxable status is not reflected in pro forma net income for the year ended June 30, 1998.

     Pro forma basic net income per share is based on 100 million shares of common stock sold in the Offering. The U.S. Government sold its entire interest in the Company. At the time of the Offering, there were no stock options, warrants or convertible securities, and, accordingly, pro forma basic and diluted net income per share are the same.

5. INVENTORIES

     Inventories and related balance sheet accounts follow (in millions):

                                                                    JUNE 30,
                                                               -------------------
                                                                 1997       1998
                                                               --------   --------
CURRENT ASSETS
  Separative Work Units.....................................   $  573.8   $  687.0
  Uranium...................................................      131.5      184.5
  Uranium provided by customers.............................      726.2      315.0
  Materials and supplies....................................       12.4       24.8
                                                               --------   --------
                                                                1,443.9    1,211.3
LONG-TERM ASSETS
  Uranium...................................................      103.6      561.0
CURRENT LIABILITIES
  Uranium owed to customers.................................     (726.2)    (315.0)
                                                               --------   --------
INVENTORIES, REDUCED BY URANIUM OWED TO CUSTOMERS...........   $  821.3   $1,457.3
                                                               ========   ========

     Inventories included in current assets represent amounts required to meet working capital needs, preproduce enriched uranium and balance the natural uranium and electric power requirements of the GDPs, and include $157.9 million and $187.6 million at June 30, 1997 and 1998, respectively, for enriched uranium held at fabricators and other locations and scheduled to be used to fill customer orders.

     Uranium inventories reported as long-term assets represent quantities not expected to be used or consumed within one year of the balance sheet date.

     Uranium provided by customers for enrichment purposes, for which title passes to the Company, is recorded at estimated fair values of $726.2 million and $315.0 million at June 30, 1997 and 1998, with a corresponding liability in the same amount representing uranium owed to customers. In addition, the Company holds uranium provided by customers for enrichment purposes for which title does not pass to the Company (title remains with customers) in the amounts of $110.5 million and $761.9 million based on estimated fair values at June 30, 1997 and 1998, respectively.

6. PURCHASE OF SEPARATIVE WORK UNITS UNDER RUSSIAN HEU CONTRACT

     In January 1994, the Company signed the 20-year Russian HEU Contract with Techsnabexport Co., Ltd. (TENEX), the Executive Agent for the Russian Federation, under which the Company purchases SWU derived from up to 500 metric tons of HEU recovered from dismantled Soviet nuclear weapons. HEU is

                                   USEC INC.

blended down in Russia and delivered to the Company, F.O.B. St. Petersburg, Russia, for sale and use in commercial nuclear reactors.

     From inception of the Russian HEU Contract to June 30, 1998, the Company purchased 7.4 million SWU derived from 40 metric tons of HEU at an aggregate cost of $639.9 million, including related shipping charges, as follows:

                                                              SWU     COST
                                                              ---    ------
                                                               (MILLIONS)
YEARS ENDED JUNE 30,
1995........................................................   .3    $ 22.7
1996........................................................  1.7     144.1
1997........................................................  1.8     157.3
1998........................................................  3.6     315.8
                                                              ---    ------
                                                              7.4    $639.9
                                                              ===    ======

     Subject to certain purchase price adjustments for U.S. inflation, as of June 30, 1998, the Company has committed to purchase SWU derived from HEU through 2001 as follows:

                                                          DERIVED FROM
             CALENDAR YEAR                   SWU       METRIC TONS OF HEU     AMOUNT
             -------------                ----------   ------------------   ----------
                                          (MILLIONS)                        (MILLIONS)
Six Months Ended December 31, 1998......     3.6               20            $  308.8
1999....................................     5.5               30               475.8
2000....................................     5.5               30               475.8
2001....................................     5.5               30               475.8
                                                                             --------
                                                                             $1,736.2
                                                                             ========

     Over the life of the Russian HEU Contract, the Company expects to purchase 92 million SWU derived from 500 metric tons of HEU. Assuming actual prices in effect at June 30, 1998, were to prevail over the remaining life of the contract, the cost of SWU purchased and expected to be purchased from TENEX would amount to approximately $8 billion.

     As of June 30, 1998, the Company had made payments aggregating $260.0 million to TENEX as credits for future SWU deliveries. As of June 30, 1998, $196.6 million had been applied against purchases of SWU, and the remaining balance of $63.4 million is scheduled to be applied as follows: $13.4 million by December 31, 1998, and $50.0 million in calendar year 1999.

7. PROJECT DEVELOPMENT COSTS

     AVLIS is a uranium enrichment process which uses lasers to separate uranium isotopes. The AVLIS process was developed under a contract with DOE by the Lawrence Livermore National Laboratory ("LLNL") located in Livermore, California.

     In April 1995, the Company entered into an agreement with DOE (the "AVLIS Transfer Agreement") providing for, among other things, the transfer to the Company by DOE of its intellectual and physical property pertaining to the AVLIS technology. Also under the AVLIS Transfer Agreement, DOE conducts AVLIS research, development and demonstration at LLNL as requested by the Company. The Company reimburses DOE for its costs in conducting AVLIS work, and the Company is liable for any incremental increase in DOE's costs of decontamination and decommissioning the AVLIS facilities at LLNL as a result of the work performed for the Company. The AVLIS research and development work is performed primarily by

                                   USEC INC.

the University of California under DOE's management and operations contract for LLNL. Patents, technology, and other intellectual property that result from this research and development effort will be owned by the Company.

     The Company has entered into joint development agreements with Cameco Corporation ("Cameco") for AVLIS feed conversion services and General Electric Company ("GE") for AVLIS product conversion services, both of which are necessary because AVLIS requires a metallic form of uranium for processing rather than UF(6). Both joint development agreements obligate USEC to reimburse costs and expenses incurred by its partners if USEC elects not to proceed to the deployment phase under certain circumstances. The Company's maximum liability under both agreements is $9.0 million, subject to certain provisions for cost overruns. The contracts also provide that if USEC proceeds with AVLIS deployment but elects to do so without entering into agreements with Cameco and GE, USEC must pay certain royalty payments. In such event, in the case of Cameco, these payments would not exceed $50.0 million in the aggregate. In the case of GE, the payment would include a fixed payment of $5.0 million plus an annual royalty of $1.0 million until certain GE patents related to the product conversion expire.

     Project development costs relating to AVLIS activities amounted to $102.0 million, $133.7 million, and $134.7 million for the years ended June 30, 1996, 1997 and 1998, respectively, and were charged to expense as incurred.

     During the year ended June 30, 1997, the Company began to evaluate SILEX, a potential new advanced enrichment technology to separate U(235) from U(238). The Company plans to continue evaluating SILEX technology during fiscal 1999.

8. ENVIRONMENTAL MATTERS

     Environmental compliance costs include the handling, treatment and disposal of hazardous substances and wastes. Pursuant to the Privatization Act, all environmental liabilities associated with the operation of the GDPs prior to July 1, 1993, are the responsibility of DOE, and with certain limited exceptions DOE is responsible for decontamination and decommissioning of the GDPs at the end of their operating lives. Except for certain liabilities relating to disposal of certain wastes generated after July 1, 1993, all environmental liabilities of the Company through the date of the Offering remain obligations of the U.S. Government.

DEPLETED UF(6)

     Depleted UF(6) is stored in cylinders at the GDPs as a solid. The Company accrues estimated costs for the future disposition of depleted UF(6), based upon estimates for transportation, conversion and disposition. The accrued liability amounted to $372.6 million at June 30, 1998. Pursuant to the USEC Privatization Act, in July 1998, depleted UF(6) generated by the Company through the time of the Offering was transferred to DOE. Depleted UF(6) generated after the Offering is the responsibility of the Company.

OTHER ENVIRONMENTAL MATTERS

     USEC's operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. The Company utilizes offsite treatment and disposal facilities and stores wastes at the GDPs pursuant to permits, orders and agreements with DOE and various state agencies.

     The accrued liability for the treatment and disposal of stored wastes generated by USEC's operations included in other liabilities amounted to $8.3 million at June 30, 1998. All liabilities related to the disposal of stored wastes generated prior to July 1, 1993, are the responsibility of DOE.

                                   USEC INC.

NUCLEAR INDEMNIFICATION

     Pursuant to the Energy Policy Act and under the terms of the lease agreement with DOE, the Company is indemnified by DOE under the Price-Anderson Act for third-party liability claims arising from nuclear incidents with respect to activities at the GDPs, including transportation of uranium to and from the GDPs.

9. LEGAL PROCEEDINGS

     In 1995, 15 of the Company's customers filed four substantially similar lawsuits in the U.S. Court of Federal Claims challenging the Company's prices under their Utility Services Contracts. Five of the 15 customers thereafter negotiated new contracts with the Company and withdrew from the litigation. In August 1996, the trial court granted the United States' motion for summary judgment dismissing one of the suits; in July 1997, the Court of Appeals for the Federal Circuit affirmed that decision. In December 1997, the trial court granted the United States' motions to dismiss the remaining suits; the plaintiffs did not seek to appeal those decisions.

10. COMMITMENTS AND CONTINGENCIES

POWER COMMITMENTS

     Under the terms of the GDP lease, the Company purchases electric power at amounts equivalent to actual cost incurred under DOE's power contracts with OVEC and EEI that extend through December 2005. The Company has the right to have DOE terminate the power contracts with notice ranging from three to five years and is obligated to make minimum annual payments for demand charges, whether or not it takes delivery of power, estimated as follows (in millions):

                YEARS ENDED JUNE 30,
                --------------------
1999................................................   $122.7
2000................................................    119.8
2001................................................    121.3
2002................................................     99.5
2003................................................     42.2
                                                       ------
                                                       $505.5
                                                       ======

     Under the power contracts with DOE, in July 1993 the Company assumed responsibility for DOE's guarantee of OVEC's senior secured notes with a remaining balance of $62.0 million at June 30, 1998, for expenditures related to compliance with the Clean Air Act Amendments of 1990, including facilities for fuel switching and the installation of continuous emission monitors. The minimum demand charges under the OVEC contract include annual debt service of $10.5 million to fully amortize the notes by the scheduled maturity in December 2005.

     Upon termination of the power contracts, the Company is responsible for its pro rata share of costs of future decommissioning and shutdown activities at dedicated coal-fired power generating facilities owned and operated by OVEC and EEI. Estimated costs are accrued and charged to production costs over the contract period, and the accrued cost included in other liabilities amounted to $18.1 million at June 30, 1998.

LEASE COMMITMENTS

     Total costs incurred under the GDP lease with DOE and leases for office space and equipment aggregated $18.7 million, $23.2 million, and $11.5 million for the years ended June 30, 1996, 1997 and 1998, respectively, and include costs relating to DOE's regulatory oversight of the GDPs. In March 1997, the NRC

                                   USEC INC.

assumed regulatory oversight. Minimum lease payments for the GDP lease and leases for office space and equipment is estimated at $5.0 million for each of the years ending June 30, 1999 to 2003.

     The Company has the right to extend the GDP lease indefinitely at its sole option, and the Company may terminate the lease in its entirety or with respect to one of the GDPs at any time upon two years' notice. Upon termination of the lease, the Company is responsible for certain lease turnover activities at the GDPs, including documentation of the condition of the GDPs and termination of facility operations. Lease turnover costs are accrued and charged to production costs over the lease period, which is estimated to extend through 2005, and the accrued cost included in other liabilities amounted to $23.2 million at June 30, 1998.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments are reported on the balance sheets and include cash, accounts receivable and payable, certain accrued liabilities, and payables under Russian HEU Contract, the carrying amounts for which approximate fair value. In July 1998, the Company's financial instruments include debt of $550.0 million borrowed at the time of the Offering.

     At June 30, 1998, trade receivables from sales of SWU to electric utility customers located in the United States, Asia and Europe amounted to $149.9 million, $62.7 million, and $5.9 million, respectively. The Company has provided extended payment terms to an Asian customer with respect to an overdue trade receivable of $36.0 million at June 30, 1998. Interest accrues on the unpaid balance.

     Credit risk could result from the possibility of a utility customer failing to perform according to the terms of a long-term requirements contract. Extension of credit is based on an evaluation of each customer's financial condition. The Company regularly monitors credit risk exposure and takes steps to mitigate the likelihood of such exposure resulting in a loss. Based on experience and outlook, an allowance for bad debts has not been established for customer trade receivables.

                                   USEC INC.

12. STOCKHOLDERS' EQUITY

     Changes in stockholders' equity follow (in millions):

                                                    COMMON
                                                    STOCK,        EXCESS OF                     TOTAL
                                                  PAR VALUE      CAPITAL OVER   RETAINED    STOCKHOLDERS'
                                                $.10 PER SHARE    PAR VALUE     EARNINGS       EQUITY
                                                --------------   ------------   ---------   -------------
Balance at June 30, 1995......................      $10.0          $1,214.6     $   712.9     $ 1,937.5
Dividend paid to U.S. Treasury................         --                --        (120.0)       (120.0)
Net income....................................         --                --         304.1         304.1
                                                    -----          --------     ---------     ---------
Balance at June 30, 1996......................       10.0           1,214.6         897.0       2,121.6
Dividend paid to U.S. Treasury................         --                --        (120.0)       (120.0)
Transfer to DOE of uranium purchased
  under the Russian HEU Contract..............         --            (160.4)           --        (160.4)
Net income....................................         --                --         250.1         250.1
                                                    -----          --------     ---------     ---------
Balance at June 30, 1997......................       10.0           1,054.2       1,027.1       2,091.3
Dividend paid to U.S. Treasury................         --                --        (120.0)       (120.0)
Net income....................................         --                --         146.3         146.3
Transfers of uranium from DOE.................         --             302.9            --         302.9
                                                    -----          --------     ---------     ---------
Balance at June 30, 1998......................       10.0           1,357.1       1,053.4       2,420.5
Pro forma adjustments:
  Deferred income tax benefit.................         --                --          54.7          54.7
  Pro forma exit dividend.....................         --            (569.7)     (1,108.1)     (1,677.8)
  Transfer of depleted UF(6) to DOE...........         --             372.6            --         372.6
  Costs related to the Offering...............         --              (5.3)           --          (5.3)
                                                    -----          --------     ---------     ---------
PRO FORMA BALANCE AT JUNE 30, 1998............      $10.0          $1,154.7     $      --     $ 1,164.7
                                                    =====          ========     =========     =========

     The Energy Policy Act required that the Company issue capital stock to the U.S. Government, held on its behalf by the Secretary of the U.S. Treasury. Since assets and liabilities were transferred between agencies of the U.S. Government (DOE and USEC) pursuant to a Determination Order, they were recorded at DOE's historical cost.

     In connection with the Offering, the par value of the common stock was changed to $.10 per share, and 100 million shares are issued and outstanding.

     Under the USEC Privatization Act, in April 1998, DOE transferred to the Company 50 metric tons of HEU and 7,000 metric tons of natural uranium. The Company is responsible for costs related to the blending of the HEU into LEU, as well as certain transportation, safeguards and security costs. As a result of the transfer, long-term uranium inventories and stockholders' equity were increased by $302.9 million based on DOE's historical costs for the uranium.

     Pursuant to the USEC Privatization Act, in December 1996, the Company transferred to DOE the natural uranium component of low enriched uranium ("LEU") from HEU purchased under the Russian HEU Contract in calendar years 1995 and 1996. As a result of the transfer, the purchase cost of $160.4 million, including related shipping charges, was recorded as a return of capital.

13. EMPLOYEE BENEFIT PLANS

     Effective January 1994, a non-contributory defined benefit pension plan was established by the Company to provide retirement benefits to its employees based on salary and years of service. Certain employees who transferred from other government agencies elected to continue participation in the federal retirement

                                   USEC INC.

programs. Pension costs, including costs for the Company's 401(k) plan, amounted to $1.0 million for each of the years ended June 30, 1996, 1997 and 1998. At June 30, 1998, based on an assumed discount rate of 7.5%, an assumed compensation rate of 5% and an assumed rate of return on plan assets of 8%, the actuarial value of projected benefit obligations was $1.0 million, none of which was vested, the fair value of plan assets was $1.1 million, and the amount of unfunded accrued pension costs included in current liabilities was $.1 million.

14. OPERATIONS AND MAINTENANCE CONTRACT

     Under an operations and maintenance contract with the Company (the "LMUS Contract"), LMUS provides labor, services, and materials and supplies to operate and maintain the GDPs, for which the Company funds LMUS for its actual costs and pays contracted fees. The LMUS Contract expires October 2000 and may be terminated by the Company without penalty at any time upon six-months' notice. If LMUS meets certain specified operating and safety criteria and demonstrates cost savings that exceed certain targets, LMUS can earn an annual incentive fee.

     Under the operations and maintenance contract, USEC is responsible for and accrues for its pro rata share of pension and other postretirement health and life insurance costs relating to LMUS employee benefit plans. All costs related to years of service prior to July 1, 1993, are the responsibility of DOE. The Company's responsibility for funding its pro rata share of LMUS pension and other postretirement benefit costs is determined based on actuarial estimates and amounted to $21.8 million, $20.8 million, and $22.4 million for the years ended June 30, 1996, 1997 and 1998, respectively.

     Special charges amounted to $46.6 million for the year ended June 30, 1998, for costs related to the privatization and certain severance and transition benefits to be paid to GDP workers in connection with workforce reductions over the next two years.

15. TRANSACTIONS WITH THE DEPARTMENT OF ENERGY

     In June 1998, the Company paid $50.0 million to DOE, and DOE assumed responsibility for disposal of a certain amount of depleted UF(6) generated by the Company from its operations at the GDPs from October 1998 to 2005. The prepaid asset will be amortized as a charge against production costs over the life of the agreement.

     Services are provided to DOE by the Company for environmental restoration, waste management and other activities based on actual costs incurred at the GDPs. Reimbursements by DOE to the Company for actual costs incurred amounted to $68.5 million, $53.4 million, and $51.6 million for the years ended June 30, 1996, 1997 and 1998, respectively. Amounts receivable from DOE for actual costs incurred for services amounted to $10.0 million and $17.9 million at June 30, 1997 and 1998, respectively.

     Receivables from DOE of $104.8 million at June 30, 1997, relate to costs associated with modifications to bring the GDPs into compliance with NRC certification standards and nuclear safeguard requirements incurred by the Company and reimbursable by DOE. The reimbursement was satisfied in May 1998 by the transfer from DOE of 13 metric tons of HEU blended into the GDP production stream, and transfers of natural uranium and LEU that were recorded in May 1998 at DOE's historical cost. The Company estimates its remaining cash outlays for completion of such upgrades, included in current liabilities at June 30, 1998, amount to $41.2 million, the reimbursement for which was completed by the transfers of uranium and LEU in May 1998.

     Receivables from DOE at June 30, 1997, include the balance of $19.6 million representing amounts receivable from DOE relating to the Determination Order, dated July 1, 1993, payment of which was satisfied by the transfers of uranium and LEU in May 1998.

                                   USEC INC.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the Company's quarterly results of operations (in millions):

                                                 SEPT. 30   DEC. 31   MARCH 31   JUNE 30    TOTAL
                                                 --------   -------   --------   -------   --------
Year Ended June 30, 1998
  Revenue(1)...................................   $440.4    $322.3     $294.0    $364.5    $1,421.2
  Cost of sales................................    342.1     235.7      214.4     269.9     1,062.1
                                                  ------    ------     ------    ------    --------
  Gross profit.................................     98.3      86.6       79.6      94.6       359.1
  Special charges for workforce reductions and
     privatization costs(2)....................       --        --         --      46.6        46.6
  Project development costs(3).................     32.2      35.4       35.4      33.7       136.7
  Selling, general and administrative..........      8.1       8.9        7.8       9.9        34.7
  Other (income) expense, net..................     (2.0)      0.6       (3.9)      0.1        (5.2)
                                                  ------    ------     ------    ------    --------
  Net income(4)................................   $ 60.0    $ 41.7     $ 40.3    $  4.3    $  146.3

Year Ended June 30, 1997
  Revenue(1)...................................   $422.9    $485.1     $216.4    $453.4    $1,577.8
  Cost of sales................................    307.9     364.2      161.3     328.9     1,162.3
                                                  ------    ------     ------    ------    --------
  Gross profit.................................    115.0     120.9       55.1     124.5       415.5
  Project development costs(3).................     35.7      39.2       32.6      34.0       141.5
  Selling, general and administrative..........      8.6       8.6        8.5       6.1        31.8
  Other (income) expense, net..................     (2.3)      (.9)      (1.1)     (3.6)       (7.9)
                                                  ------    ------     ------    ------    --------
  Net income(4)................................   $ 73.0    $ 74.0     $ 15.1    $ 88.0    $  250.1

---------------

(1) The Company's revenue and financial performance are substantially influenced by the timing of customer nuclear reactor refuelings that are affected by, among other things, the seasonal nature of electricity demand and production. The timing of customer reactor fuel reloads, which generally occur every 12 to 24 months, tends to be fairly predictable over the long run, but may vary quarter-to-quarter and can affect financial comparisons. Utilities typically schedule the shutdown of their reactors for refueling during low demand periods of spring and fall to reduce costs associated with reactor downtime. The Company estimates that about two-thirds of the nuclear reactors under contract operate on refueling cycles of 18 months or less, and the remaining one-third operate on refueling cycles greater than 18 months.

(2) Special charges amounted to $46.6 million for costs related to the privatization and certain severance and transition benefits to be paid to GDP workers in connection with workforce reductions over the next two years.

(3) Project development costs primarily represent planned development and engineering spending for the future commercialization of the AVLIS uranium enrichment process.

(4) The Company was exempt from federal, state and local income taxes until the time of the Offering.