Form 10-Q
period 1998-09-30
USEC INC
filed 1998-11-17
CIK 1065059

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the first fiscal quarter ended September 30, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (301) 564-3200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              ----    ----
     As of October 31, 1998, there were 100 million shares of Common Stock, par value $.10 per share, issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   USEC INC.
                         QUARTERLY REPORT ON FORM 10-Q
             FOR THE FIRST FISCAL QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
                                    PART I
      FINANCIAL INFORMATION
      Financial Statements:
        Balance Sheets at September 30, 1998 (Unaudited) and June
           30, 1998...............................................   3
        Statements of Income for the Three Months Ended
           September 30, 1998 and 1997 (Unaudited)................   4
        Statements of Cash Flows for the Three Months Ended
           September 30, 1998 and 1997 (Unaudited)................   5
        Notes to Financial Statements (Unaudited).................   6
      Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................   8
      Quantitative and Qualitative Disclosures about Market
        Risk......................................................  14

                                   PART II
      OTHER INFORMATION
      Legal Proceedings...........................................  15
      Exhibits and Reports on Form 8-K............................  15
      Signature...................................................  16

                            ------------------------

     This Quarterly Report on Form 10-Q includes certain forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainty, including certain assumptions regarding the future performance of the Company. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for the Company's services, pricing trends in the uranium and enrichment markets, the availability and cost of electric power, the Company's ability to successfully execute its internal performance plans, the cyclical nature of the Company's business and the impact of any government regulation. Further, customer commitments under their contracts with the Company are based on customers' estimates of their future requirements.

                                   USEC INC.

                                 BALANCE SHEETS
                  (MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                               (UNAUDITED)
                                                              SEPTEMBER 30,   JUNE 30,
                                                                  1998          1998
                                                              -------------   --------
ASSETS
Current Assets
  Cash and cash equivalents.................................    $   48.4      $1,177.8
  Accounts receivable -- customers..........................       237.7         236.4
  Inventories:
     Separative Work Units..................................       699.4         687.0
     Uranium................................................       199.7         184.5
     Uranium provided by customers..........................       222.6         315.0
     Materials and supplies.................................        22.4          24.8
                                                                --------      --------
          Total Inventories.................................     1,144.1       1,211.3
  Payments for future deliveries under Russian HEU
     Contract...............................................        50.0          63.4
  Other.....................................................        30.8          39.5
                                                                --------      --------
          Total Current Assets..............................     1,511.0       2,728.4
Property, Plant and Equipment, net..........................       133.0         131.9
Other Assets
  Deferred income taxes.....................................        54.5            --
  Deferred costs for depleted uranium.......................        50.0          50.0
  Uranium inventories.......................................       562.7         561.0
                                                                --------      --------
          Total Other Assets................................       667.2         611.0
                                                                --------      --------
Total Assets................................................    $2,311.2      $3,471.3
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................    $  265.0      $     --
  Accounts payable and accrued liabilities..................       165.9         182.9
  Uranium owed to customers.................................       222.6         315.0
  Payables under Russian HEU Contract.......................        54.8           8.4
  Nuclear safety upgrade costs..............................        36.1          41.2
                                                                --------      --------
          Total Current Liabilities.........................       744.4         547.5
Long-term debt..............................................       300.0            --
Other Liabilities
  Advances from customers...................................        34.5          34.3
  Depleted uranium disposition..............................         4.3         372.6
  Other liabilities.........................................        85.3          96.4
                                                                --------      --------
          Total Other Liabilities...........................       124.1         503.3
Stockholders' Equity
  Preferred stock, par value $1.00 per share, 25,000,000
     shares
     authorized, none issued................................          --            --
  Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,000,000 shares issued and
     outstanding............................................        10.0          10.0
  Excess of capital over par value..........................     1,067.6       1,357.1
  Retained earnings.........................................        65.1       1,053.4
                                                                --------      --------
          Total Stockholders' Equity........................     1,142.7       2,420.5
                                                                --------      --------
Total Liabilities and Stockholders' Equity..................    $2,311.2      $3,471.3
                                                                ========      ========

                       See notes to financial statements.

                                   USEC INC.

                              STATEMENTS OF INCOME
                       (MILLIONS, EXCEPT PER SHARE DATA)

                                                                         (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   -----------------------
                                                                     1998           1997
                                                                   --------       --------
Revenue
  Domestic..................................................        $176.9         $319.7
  Asia......................................................          79.9           83.2
  Europe and other..........................................          51.1           37.5
                                                                    ------         ------
                                                                     307.9          440.4
Cost of sales...............................................         248.6          342.1
                                                                    ------         ------
Gross profit................................................          59.3           98.3
Project development costs...................................          31.6           32.2
Selling, general and administrative.........................           7.9            8.1
                                                                    ------         ------
Operating income............................................          19.8           58.0
Interest expense............................................           6.5             --
Other (income) expense, net.................................          (1.6)          (2.0)
                                                                    ------         ------
Income before income taxes..................................          14.9           60.0
Provision (benefit) for income taxes........................         (48.2)            --
                                                                    ------         ------
Net income..................................................        $ 63.1         $ 60.0
                                                                    ======         ======
Net income per share -- basic and diluted...................        $  .63
Average number of shares outstanding........................         100.0

                       See notes to financial statements.

                                   USEC INC.

                            STATEMENTS OF CASH FLOWS
                                   (MILLIONS)

                                                                   (UNAUDITED)
                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Cash Flows from Operating Activities
Net income..................................................  $    63.1    $   60.0
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Deferred income taxes..................................      (54.5)         --
     Advance payment to DOE for electric power..............         --       (60.0)
     Depreciation and amortization..........................        5.2         3.8
     Depleted uranium disposition costs.....................        5.2        14.5
     Advances from customers................................         .2        14.1
     Changes in operating assets and liabilities:
       Accounts receivable -- (increase)....................       (1.4)      (21.9)
       Inventories -- (increase) decrease...................      (26.9)       27.9
       Payments under Russian HEU Contract, net.............       59.8        46.8
       Accounts payable and accrued
        liabilities -- (decrease)...........................      (32.9)      (10.6)
     Other..................................................       10.8         8.5
                                                              ---------    --------
Net Cash Provided by Operating Activities...................       28.6        83.1
                                                              ---------    --------
Cash Flows Used in Investing Activities
Capital expenditures........................................       (5.7)       (5.9)
                                                              ---------    --------
Cash Flows from Financing Activities
Exit Dividend paid to U.S. Treasury.........................   (1,709.4)         --
Proceeds from issuance of debt..............................      589.0          --
Repayment of debt...........................................      (24.0)         --
Debt issuance costs.........................................       (2.6)         --
Costs relating to the IPO...................................       (5.3)         --
                                                              ---------    --------
Net Cash Used in Financing Activities.......................   (1,152.3)         --
                                                              ---------    --------
Net Increase (Decrease).....................................   (1,129.4)       77.2
Cash and Cash Equivalents at Beginning of Period............    1,177.8     1,261.0
                                                              ---------    --------
Cash and Cash Equivalents at End of Period..................  $    48.4    $1,338.2
                                                              =========    ========
Supplemental Cash Flow Information
     Interest paid..........................................  $     5.3          --
Supplemental Schedule of Non-Cash Financing Activities
Transfer of responsibility for depleted uranium disposition
  to DOE....................................................  $   373.8          --

                       See notes to financial statements.

                                   USEC INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared by USEC Inc. ("USEC" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

     Operating results for the first fiscal quarter ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

2. INITIAL PUBLIC OFFERING

     On July 28, 1998, the sale of the Company's common stock in connection with an initial public offering (the "IPO") was completed, resulting in net proceeds to the U.S. Government aggregating $3,092.1 million, including $1,382.7 million from the IPO and $1,709.4 million from the exit dividend paid to the U.S. Treasury (the "Exit Dividend"). The U.S. Government, the selling shareholder, sold its entire interest. The Company did not receive any proceeds from the IPO.

     The Exit Dividend of $1,709.4 million paid to the U.S. Treasury represented the cash balance held in the Company's account at the U.S. Treasury and $500.0 million of $550.0 million in borrowings at the time of the IPO. The Company retained $50.0 million in cash from the $550.0 million in borrowings. The amount of the Exit Dividend in excess of the Company's retained earnings was recorded in July 1998 as a reduction of excess of capital over par value.

3. DEBT

     On July 28, 1998, at the time of the IPO, the Company borrowed $550.0 million in variable rate debt under a credit facility comprised of three tranches (the "Credit Facility"). Tranche A is a 364-day revolving credit facility for $400.0 million. Tranche B is a 364-day revolving credit facility for $150.0 million which is convertible, at the Company's option, into a one-year term loan. Tranche C is a five-year revolving credit facility for $150.0 million for working capital and general corporate purposes. Borrowings under the Credit Facility amounted to $565.0 million at September 30, 1998, of which $265.0 million was classified as short-term debt. Interest is paid at a rate equal to, at the Company's option (i) the London Interbank Offered Rate ("LIBOR") plus an "Applicable Eurodollar Margin" or (ii) the Base Rate (as defined). The Applicable Eurodollar Margin is based on the Company's credit rating. The weighted average interest rate for borrowings under the Credit Facility including the amortization of fees amounted to 6.8% for the period ended September 30, 1998.

     The Credit Facility requires the Company to comply with certain financial covenants, including a minimum net worth and a debt to total capitalization ratio, as well as other customary conditions and covenants, including restrictions on borrowings by subsidiaries. The failure to satisfy any of the covenants would constitute an event of default. The Credit Facility also includes other customary events of default, including without limitation, nonpayment, material misrepresentations, cross-default to other indebtedness, bankruptcy, and change of control.

     The Company plans to refinance all or a portion of the borrowings under the Credit Facility with funds raised in the public or private securities markets.

                                   USEC INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

4. INCOME TAXES

     The Company was exempt from income taxes up to the time of the IPO. The Company transitioned to taxable status on July 28, 1998, at the time of the IPO. Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company's estimate of the tax bases of its assets and liabilities resulted in deferred income tax benefits of $54.5 million at the time of the IPO, as follows: $17.3 million for SWU and uranium inventory costs, $9.0 million for GDP lease turnover costs, $7.8 million for contractor pension costs, $6.9 million for decommissioning and shutdown costs at dedicated electric power generation facilities, and $13.5 million for other temporary differences relating primarily to other liabilities.

     Excluding the special tax benefit, the provision for income taxes for the first quarter of fiscal 1999 amounts to $6.3 million.

5. STOCKHOLDERS' EQUITY

     Changes in stockholders' equity follow (millions):

                                                    COMMON
                                                    STOCK,        EXCESS OF                     TOTAL
                                                  PAR VALUE      CAPITAL OVER   RETAINED    STOCKHOLDERS'
                                                $.10 PER SHARE    PAR VALUE     EARNINGS       EQUITY
                                                --------------   ------------   ---------   -------------
Balance at June 30, 1998......................      $10.0          $1,357.1     $ 1,053.4     $ 2,420.5
Exit Dividend paid to U.S. Treasury...........         --            (658.0)     (1,051.4)     (1,709.4)
Transfer of responsibility for depleted
  uranium to DOE..............................         --             373.8            --         373.8
Costs related to the IPO......................         --              (5.3)           --          (5.3)
Net income....................................         --                --          63.1          63.1
                                                    -----          --------     ---------     ---------
BALANCE AT SEPTEMBER 30, 1998.................      $10.0          $1,067.6     $    65.1     $ 1,142.7
                                                    =====          ========     =========     =========

     Pursuant to the USEC Privatization Act, at the time of the IPO on July 28, 1998, depleted uranium generated by the Company from July 1993 to July 1998 was transferred to the Department of Energy ("DOE"), and the accrued liability of $373.8 million for depleted uranium disposition was transferred to stockholders' equity.

                                   USEC INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenue. Revenue amounted to $307.9 million in the first fiscal quarter ended September 30, 1998, a reduction of $132.5 million (or 30%) from $440.4 million in the first quarter of fiscal 1998. The lower revenue was attributable primarily to 28% lower sales of separative work units ("SWU") resulting mainly from changes in the timing of customer nuclear reactor refueling orders. Revenue was also affected by lower sales of natural uranium and a lower commitment level of a domestic customer. The Company provided enrichment services for 24 reactors as compared with 32 reactors in the first quarter of fiscal 1998. The Company's revenue and operating results can fluctuate significantly from quarter-to-quarter, and in some cases, year-to-year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 18 months (or in some cases up to 24 months), and are in turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. The average SWU price billed to customers during the first quarter of fiscal 1999 was about the same as in the first quarter of fiscal 1998, notwithstanding the trend toward lower prices for new contracts in the highly competitive uranium enrichment market.

     Revenue from sales of SWU in the first quarter of fiscal 1999 was reduced by price adjustments following a downward revision by the U.S. Department of Commerce in its inflation index. Prices under a majority of the Company's contracts with its customers include an inflation adjustment factor. In September 1998, the Department of Commerce revised the inflation index downward retroactive to 1995. The revised lower inflation rates are expected to reduce revenue over the remainder of fiscal 1999 as well as future fiscal years.

     The percentage of revenue attributed to domestic and international customers follows:

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           ------------------
                                                           1998          1997
                                                           ----          ----
Domestic.................................................   57%           73%
Asia.....................................................   26            19
Europe and other.........................................   17             8
                                                           ---           ---
                                                           100%          100%
                                                           ===           ===

     Revenue from domestic customers declined $142.8 million (or 45%), revenue from customers in Asia declined $3.3 million (or 4%), and revenue from customers in Europe and other areas increased $13.6 million (or 36%). Changes in the geographic mix of revenue resulted primarily from changes in the timing of customers' orders, lower sales of natural uranium to domestic customers, and a lower commitment level of a domestic customer.

     Cost of Sales. Cost of sales is based on the quantity of SWU sold during the period and is dependent upon production costs at the gaseous diffusion plants ("GDPs") and purchase costs under the Russian HEU Contract. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, and maintenance and repairs. Since the Company uses the monthly moving average inventory cost method, an increase or decrease in production or purchase costs affects costs of sales over future fiscal periods.

     Cost of sales amounted to $248.6 million in the first quarter of fiscal 1999, a decline of $93.5 million (or 27%) from $342.1 million in the first quarter of fiscal 1998. As a percentage of revenue, cost of sales amounted to 81%, compared with 78% in the first quarter of fiscal 1998. Although cost of sales in dollar terms declined as a result of the 28% reduction in sales of SWU, the decline was partially offset by the effects of higher unit production costs resulting from a significant reduction in production volume, primarily at the Paducah GDP. The low production at the Paducah GDP in the first quarter of fiscal 1999 was due to the Company's response to the high cost of power, as discussed below. Continued sub-optimal gaseous diffusion cell availability contributed to higher unit production costs at the Portsmouth GDP.

     Persistent hot weather, high electricity demand in the Midwest and power generation shortages resulted in record-high power costs from the early summer into the fall with a resulting negative impact on the Paducah GDP's production costs in the first quarter of fiscal 1999. The Company initially responded to these events by curtailing production at the Paducah GDP to reduce the impact of these higher power prices on production costs. Because the power costs continued to remain unusually high in August, September and into October, the Company extended its response by restoring production at the Paducah plant over a longer period than contemplated earlier in the summer, and will be increasing total production over the remainder of the fiscal year to help meet production and cost targets.

     Under the Company's monthly moving average inventory cost method, most of the impact of the higher power costs and lower production volumes on unit production costs is expected to affect cost of sales over the remainder of the fiscal year.

     Electric power costs amounted to $90.9 million (representing 54% of production costs) compared with $113.0 million (representing 55% of production costs) in the first quarter of fiscal 1998, a decline of $22.1 million (or 20%). The decline in power costs was attributable to lower production volumes at the GDPs, principally at the Paducah GDP. Although electric power costs were lower, costs per megawatt hour increased 30% over the first quarter of 1998.

     Costs for the future disposition of depleted uranium amounted to $5.2 million, a decline of $9.3 million (or 64%) from $14.5 million in the first quarter of fiscal 1998. Lower costs in the first quarter of fiscal 1999 reflect a lower future disposal rate per kilogram of depleted uranium based on fixed-cost disposal contracts for a certain quantity of depleted uranium and the lower production levels at the GDPs. At September 30, 1998, the accrued liability for the future disposal of depleted uranium amounted to $4.3 million. In July 1998, pursuant to the USEC Privatization Act, depleted uranium generated by the Company from July 1993 to July 1998 was transferred to DOE, and the accrued liability of $373.8 million at the time of the IPO, on July 28, 1998, was transferred to stockholders' equity.

     Subsequent to the IPO, production costs in the first quarter of fiscal 1999 include charges for taxes other than income taxes and property insurance premiums.

     SWU purchased under the Russian HEU Contract represented 46% of the combined produced and purchased supply mix, compared with 40% purchased from the Russian Federation and DOE in the first quarter of fiscal 1998. The Company's cost of sales has been, and will continue to be, adversely affected by amounts paid to purchase SWU under the Russian HEU Contract at prices that are substantially higher than its marginal production cost at the GDPs. As the volume of Russian SWU purchases has increased, the Company has operated the GDPs at lower production levels resulting in higher unit production costs. Pursuant to the Russian HEU Contract, Russian HEU purchases will peak in calendar year 1999 at 5.5 million SWU per year and are expected to remain at that level thereafter.

     Gross Profit. Gross profit amounted to $59.3 million, a reduction of $39.0 million (or 40%) from $98.3 million in the first quarter of fiscal 1998. As a percentage of revenue, gross profit amounted to 19%, compared with 22% in the first quarter of fiscal 1998. The lower gross profit reflects lower sales of SWU primarily from changes in the timing of customers' orders and the effects on cost of sales of lower production volume and higher unit costs at the GDPs.

     Project Development Costs. Project development costs, primarily for the AVLIS project, amounted to $31.6 million, a decline of $.6 million (or 2%) from $32.2 million in the first quarter of fiscal 1998. Development costs for the future commercialization of the AVLIS uranium enrichment process primarily reflect integrated operation of the laser and separator systems to verify enrichment production economics.

     Selling, General and Administrative. Selling, general and administrative expenses amounted to $7.9 million, a decline of $.2 million (or 3%) from $8.1 million in the first quarter of fiscal 1998. As a percentage of revenue, selling, general and administrative expenses amounted to 2.6%, compared with 1.8% in the first quarter of fiscal 1998.

     Operating Income. Operating income amounted to $19.8 million in the first quarter of fiscal 1999 compared with $58.0 million in the first quarter of fiscal 1998. The decline reflects lower gross profit.

     Interest Expense. Interest expense of $6.5 million in the first quarter of fiscal 1999 represents interest on borrowings of $550.0 million incurred at the time of the IPO. Prior to the IPO, the Company had no short or long-term debt. Outstanding borrowings under the Credit Agreement averaged $557.6 million during the period from July 28 to September 30, 1998, at a weighted average interest rate of 6.8%, including the amortization of fees.

     Provision for Income Taxes. At the time of the IPO, the Company became subject to federal, state and local income taxes. The provision for income taxes includes a special income tax benefit of $54.5 million for deferred income tax benefits that arise from the Company's transition to taxable status. Deferred tax benefits represent differences between the carrying amounts for financial reporting purposes and the Company's estimate of the tax bases on its assets and liabilities.

     Excluding the special tax benefit, the provision for income taxes was $6.3 million in the first quarter of fiscal 1999, of which $3.0 million was incurred in July 1998, subsequent to the IPO.

     Net Income. Including the special tax benefit, net income was $63.1 million compared with $60.0 million in the first quarter of fiscal 1998. Excluding the special tax benefit, net income in the first quarter of fiscal 1999 was $8.6 million. Net income in the first quarter of fiscal 1999 was affected by lower gross profit primarily from the timing of customer orders, lower gross profit margins, interest expense on borrowings incurred at the time of the IPO, and the provision for income taxes following the Company's transition to taxable status.

     Fiscal 1999 Outlook. First quarter results are on target, and revenue for fiscal 1999 is anticipated to be in line with analysts' expectations. However, fiscal 1999 costs will be greater than previously estimated because the effects of record-high electric power costs continued from early summer into the fall, an unanticipated downward revision in the inflation index by the Department of Commerce is expected to affect revenue, and increased interest and income tax expenses are anticipated. The Company believes its fiscal 1999 earnings could be about 25 percent below analysts' consensus estimate of $1.60 per share.

     On a pro forma basis, as if the IPO had occurred at the beginning of fiscal 1998, net income before special charges for fiscal 1998, adjusted to reflect interest expense on borrowings of $550.0 million at the time of the IPO and a provision for income taxes, was $97.3 million or $.97 per share.

     Including special charges of $46.6 million ($28.9 million net of income taxes on a pro forma basis) for costs related to the privatization and certain severance and transition benefits to be paid to GDP workers in connection with workforce reductions over the next two years, net income for fiscal 1998 on a pro forma basis was $68.4 million or $.68 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity and Cash flow. Net cash flows provided by operating activities amounted to $28.6 million, compared with $83.1 million in the first quarter of fiscal 1998. Excluding the special deferred income tax benefit, cash flow in the first quarter of fiscal 1999 reflects lower net income as well as an increase of $26.9 million in inventories and cash payments of $8.9 million for privatization costs and expenses incurred prior to the IPO. Net cash flows provided by operating activities in the first quarter of fiscal 1998 had been reduced by an advance payment of $60.0 million to DOE for electric power and had been increased by a reduction of $27.9 million in inventories and advances of $14.1 million from customers.

     Capital expenditures relating primarily to GDP improvements amounted to $5.7 million, compared with $5.9 million in the first quarter of fiscal 1998.

     The Company borrowed $550.0 million at the time of the IPO, pursuant to a credit facility comprised of three tranches (the "Credit Facility"). Tranche A is a 364-day revolving credit facility for $400.0 million. Tranche B is a 364-day revolving credit facility for $150.0 million which is convertible, at the Company's option, into a one-year term loan. In connection with the IPO on July 28, 1998, the Company borrowed $550.0 million under Tranche A and Tranche B, transferred $500.0 million of such proceeds to the U.S. Treasury as part of the Exit Dividend of $1,709.4 million and retained $50.0 million in cash. The third tranche, Tranche C, is a five-year revolving credit facility for $150.0 million for working capital and general corporate purposes. Borrowings, net of repayments, amounted to $565.0 million from July 28 to September 30, 1998. Borrowings under the Credit Facility bear interest at a rate equal to, at the Company's option (i) the London Interbank Offered Rate ("LIBOR") plus an "Applicable Eurodollar Margin," or (ii) the Base Rate (as defined). The Applicable Eurodollar Margin is based on the Company's credit rating.

     The Company's total debt-to-capitalization ratio as adjusted to include short-term debt was 33% at September 30, 1998.

     The Exit Dividend paid to the U.S. Treasury in July 1998 amounted to $1,709.4 million.

     On November 10, 1998 the Board of Directors of USEC Inc. declared the Company's first regular quarterly dividend payment of $.275 per share, payable December 15, 1998 to shareholders of record as of November 25, 1998. An annualized dividend of $1.10 per common share was indicated in the IPO Prospectus dated July 22, 1998. During 1999, the Company anticipates dividend payment dates of March 15, June 15, September 15 and December 15.

     Net working capital amounted to $766.6 million at September 30, 1998. The Company has provided extended payment terms to an Asian customer with respect to an overdue trade receivable of $36.5 million at September 30, 1998. Interest is earned on the unpaid balance, and the trade receivable has been secured by an irrevocable letter of credit with payment scheduled February 27, 1999.

     The Company expects that its cash, internally generated funds from operating activities, and available financing sources including borrowings under the Credit Facility, will be sufficient to meet its obligations as they become due and to fund operating requirements of the GDPs, purchases of SWU under the Russian HEU Contract, capital expenditures and discretionary investments, AVLIS expenditures in the near term and the quarterly dividend.

IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue exists because many software and embedded systems (defined below), which use only two digits to identify a year in a date field, were developed without considering the impact of the upcoming change in the century. Some of these systems are critical to the Company's operations and business processes and could fail or function inaccurately if not repaired or replaced with Year 2000 ready products. The Company's software and embedded systems will be Year 2000 ready when such systems are replaced or remediated to perform essential functions accurately and without failure. Software is computer programming that has been developed by the Company for its own use (in-house software) and purchased from vendors (vendor software). Embedded systems refer to both computing hardware and other electronic monitoring, communications, and control systems that have microprocessors.

     The Company has designed and begun implementation of a Year 2000 project which focuses on systems that are critical to its business. The failure of such critical systems would directly and adversely affect the Company's ability to generate or deliver products and services or otherwise affect the Company's revenue, safety, or reliability for a period of time as to lead to unrecoverable consequences. The Company has adopted a phased approach for critical systems to address the Year 2000 issue. The phases include: (1) a Company-wide inventory, in which critical systems were identified; (2) assessment, in which critical systems were evaluated as to their readiness to operate in the Year 2000; (3) remediation, in which critical systems that are not Year 2000 ready are upgraded by modification or replacement; (4) testing, in which remediation is validated by checking the ability of critical systems to operate within the Year 2000 time frame; and (5) certification, in which systems are formally acknowledged to be Year 2000 ready and acceptable for operation.

     The Year 2000 project is proceeding on schedule. For in-house and vendor software, the inventory phase has been completed, and critical systems have been identified. Other software that requires Year 2000 remediation may be included during the assessment, remediation, and testing phases. The identified, critical, in-house and vendor software is in the process of being remediated, with completion expected by April 1999. The Company expects to complete the testing and certification phases by April 1999.

     Remediated software and embedded systems will be tested both for ability to handle Year 2000 dates, including leap year, and to assure that repair has not affected functionality. Software and embedded systems are being tested individually and where necessary will be tested in an integrated manner with other systems, with dates advanced to simulate the Year 2000. All systems will be tested to reduce risk, but testing cannot comprehensively address all future combinations of dates and events.

     The Company depends on external parties, including electric power utilities, customers, suppliers, government agencies, and financial institutions, to reliably deliver products and services. To the extent that external parties experience Year 2000 problems, the demand for and the reliability of the Company's services may be adversely affected. The Company has adopted a phased approach to address external parties and the Year 2000 issue. The phases include: (1) inventory, in which critical business relationships are identified; (2) action planning, in which a series of actions and a time frame for monitoring expected compliance status is developed; (3) assessment, in which the likelihood of external party Year 2000 readiness is evaluated; and (4) contingency planning, in which plans are made to deal with the potential failure of an external party to be Year 2000 ready. Additional critical relationships may be entered into or included. Assessment of Year 2000 readiness of external parties will continue through calendar year 1999.

     In January 1999, the Company plans to assess the progress of Year 2000 remediation efforts internally and externally to determine the scope of contingency planning necessary to reduce the risk to the Company. If the remediation schedule lags and cannot meet certain milestones, a contingency planning process would begin, and contingency plans would be implemented if a remediated system does not become available by the date it is needed. The Company also plans to develop contingency plans for the potential failure of critical external parties to address their Year 2000 issues.

     The Company recognizes that, given the complex interaction of computing and communication systems, it is not possible to be certain that all efforts to have all critical systems Year 2000 ready will be successful. Irrespective of the progress of the Company's Year 2000 project, the Company is preparing contingency plans. The plans will take into account the possibility of multiple system failures, both internal and external, due to Year 2000 effects.

     There can be no assurance that such programs will identify and cure all software problems, or that entities on whom the Company relies for certain services integral to its business, such as the electric power suppliers, will successfully address all of their software and systems problems in order to operate without disruption in 2000.

     The Company expects its costs for software modifications and systems upgrades to resolve Year 2000 issues will amount to $14.0 million, of which $5.8 million had been incurred at September 30, 1998. Pursuant to the Company's financial accounting and reporting policies, purchased hardware and software costs are capitalized, and implementation costs, including consultants' fees, are charged against income as incurred.

POWER PURCHASES, CHANGING PRICES AND INFLATION

     The GDPs require substantial amounts of electricity to enrich uranium. The Company purchases firm and non-firm power to meet its production needs. Production costs would increase to the extent that the market prices of non-firm power, which represented 29% of the fiscal 1998 power needs, and firm power, which represented 71% of the fiscal 1998 power needs, were to rise. In addition, the prices that the Company pays for firm power could increase if there were additional regulatory costs or unanticipated equipment failures at the power plants supplying the firm power to the GDPs. The Company is exploring a number of alternatives to reduce its exposure to market-priced power at the Paducah GDP during next summer and future periods, including negotiations to procure power at acceptable prices and reducing production levels at the Paducah GDP during affected periods. There can be no assurance that the Company will be successful in reducing such exposure, including through the procurement of power at acceptable prices to economically operate the Paducah GDP during the affected periods.

     A majority of the Company's contracts generally provide for prices that are subject to adjustment for inflation. In recent years, inflation has not had a significant impact on the Company's operations, and unless inflation increases substantially, it is not expected to have a material effect.

                                   USEC INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments are reported on the balance sheet at September 30, 1998, and include cash, cash equivalents, accounts receivable and payable, certain accrued liabilities, payables under the Russian HEU Contract, and variable-rate debt, the carrying amounts for which approximate fair value at September 30, 1998.

     The balance sheet carrying amounts and related fair values at September 30, 1998, of the Company's debt obligations that are sensitive to changes in interest rates follow:

                                                                  SEPTEMBER 30, 1998
                                                             -----------------------------
                                                              BALANCE SHEET
                                                             CARRYING AMOUNT   FAIR VALUES
                                                             ---------------   -----------
                                                                      (MILLIONS)
Variable Rate Debt:
     Short-term debt.......................................      $265.0          $265.0
     Long-term debt........................................       300.0           300.0
                                                                 ------          ------
                                                                 $565.0          $565.0
                                                                 ======          ======

     The repayment schedule of debt obligations, based on the ultimate maturity dates available under the Credit Facility, and the related variable interest rates based on implied forward rates in the yield curve as of September 30, 1998, follow:

                                                                     MATURITY DATE
                                                           JULY 1999   JULY 2000   JULY 2003
                                                           ---------   ---------   ---------
Variable Rate Debt:
     Short-term debt.....................................   $265.0      $   --      $   --
     Long-term debt......................................       --       150.0       150.0
                                                            ------      ------      ------
                                                            $265.0      $150.0      $150.0
                                                            ======      ======      ======
Variable Interest Rate...................................     5.6%        5.8%        6.6%

     The Company plans to refinance all or a portion of the borrowings under the Credit Facility with funds raised in the public or private securities markets.

                                   USEC INC.

                           PART II. OTHER INFORMATION

LEGAL PROCEEDINGS

     None

EXHIBITS AND REPORTS ON FORM 8-K:

     Exhibit 27, Financial Data Schedule, is filed herewith.

     There were no reports on Form 8-K filed during the period ended September 30, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USEC Inc.

November 16, 1998                         By     /s/ HENRY Z SHELTON, JR.

                                            ------------------------------------
                                                    Henry Z Shelton, Jr.
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                          Officer)