Form 10-Q
period 1998-12-31
USEC INC
filed 1999-01-28
CIK 1065059

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

For the fiscal quarter ended December 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-14287
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No ____

     As of December 31, 1998, there were 100 million shares of Common Stock, par value $.10 per share, issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   USEC INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
                                    PART I
      FINANCIAL INFORMATION
      Consolidated Financial Statements:
        Consolidated Balance Sheets at December 31, 1998
           (Unaudited) and June 30, 1998..........................   3
        Consolidated Statements of Income for the Three and Six
           Months Ended
           December 31, 1998 and 1997 (Unaudited).................   4
        Consolidated Statements of Cash Flows for the Six Months
           Ended
           December 31, 1998 and 1997 (Unaudited).................   5
        Notes to Consolidated Financial Statements (Unaudited)....   6
      Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................   9
      Quantitative and Qualitative Disclosures about Market
        Risk......................................................  16
                                   PART II
      OTHER INFORMATION
      Legal Proceedings...........................................  17
      Exhibits and Reports on Form 8-K............................  17
      Signature...................................................  17

                            ------------------------

     This Quarterly Report on Form 10-Q includes certain forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for services, pricing trends in the uranium and enrichment markets, the availability and cost of electric power, USEC's ability to successfully execute its internal performance plans, the refueling cycles of USEC's customers and the impact of any government regulation. Further, customer commitments under their contracts are based on customers' estimates of their future requirements.

                                   USEC INC.

                          CONSOLIDATED BALANCE SHEETS
                  (MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                              (UNAUDITED)
                                                              DECEMBER 31,   JUNE 30,
                                                                  1998         1998
                                                              ------------   --------
ASSETS
Current Assets
  Cash and cash equivalents.................................    $   45.4     $1,177.8
  Accounts receivable -- customers..........................       309.8        236.4
  Inventories:
     Separative Work Units..................................       638.1        687.0
     Uranium................................................       196.4        184.5
     Uranium provided by customers..........................       154.2        315.0
     Materials and supplies.................................        23.1         24.8
                                                                --------     --------
          Total Inventories.................................     1,011.8      1,211.3
  Payments for future deliveries under Russian Contract.....        50.0         63.4
  Other.....................................................        36.0         39.5
                                                                --------     --------
          Total Current Assets..............................     1,453.0      2,728.4
Property, Plant and Equipment, net..........................       140.7        131.9
Other Assets
  Deferred income taxes.....................................        54.5           --
  Deferred costs for depleted uranium.......................        47.9         50.0
  Uranium inventories.......................................       566.4        561.0
                                                                --------     --------
          Total Other Assets................................       668.8        611.0
                                                                --------     --------
Total Assets................................................    $2,262.5     $3,471.3
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................    $  100.0           --
  Accounts payable and accrued liabilities..................       196.5     $  182.9
  Uranium owed to customers.................................       154.2        315.0
  Payables under Russian Contract...........................        18.9          8.4
  Nuclear safety upgrade costs..............................        29.1         41.2
                                                                --------     --------
          Total Current Liabilities.........................       498.7        547.5
Long-Term Debt..............................................       500.0           --
Other Liabilities
  Advances from customers...................................        26.3         34.3
  Depleted uranium disposition..............................         4.2        372.6
  Other liabilities.........................................        86.0         96.4
                                                                --------     --------
          Total Other Liabilities...........................       116.5        503.3
Stockholders' Equity
  Preferred stock, par value $1.00 per share, 25,000,000
     shares
     authorized, none issued................................          --           --
  Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,000,000 shares issued and
     outstanding............................................        10.0         10.0
  Excess of capital over par value..........................     1,067.6      1,357.1
  Retained earnings.........................................        69.7      1,053.4
                                                                --------     --------
          Total Stockholders' Equity........................     1,147.3      2,420.5
                                                                --------     --------
Total Liabilities and Stockholders' Equity..................    $2,262.5     $3,471.3
                                                                ========     ========

                See notes to consolidated financial statements.

                                   USEC INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (MILLIONS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      DECEMBER 31,              DECEMBER 31,
                                                   -------------------       -------------------
                                                    1998         1997         1998         1997
                                                   ------       ------       ------       ------
Revenue
  Domestic..................................       $230.0       $131.7       $406.9       $451.4
  Asia......................................        171.3        180.6        251.2        263.8
  Europe and other..........................         21.1         10.0         72.2         47.5
                                                   ------       ------       ------       ------
                                                    422.4        322.3        730.3        762.7
Cost of sales...............................        330.7        235.7        579.3        577.8
                                                   ------       ------       ------       ------
Gross profit................................         91.7         86.6        151.0        184.9
Project development costs...................         27.2         35.4         58.8         67.6
Selling, general and administrative.........          9.3          8.9         17.2         17.0
                                                   ------       ------       ------       ------
Operating income............................         55.2         42.3         75.0        100.3
Interest expense............................          8.8           --         15.3           --
Other (income) expense, net.................         (2.0)          .6         (3.6)        (1.4)
                                                   ------       ------       ------       ------
Income before income taxes..................         48.4         41.7         63.3        101.7
Provision (benefit) for income taxes........         16.3           --        (31.9)          --
                                                   ------       ------       ------       ------
Net income..................................       $ 32.1       $ 41.7       $ 95.2       $101.7
                                                   ======       ======       ======       ======
Net income per share -- basic and diluted...          .32                    $  .95
Dividend per share..........................         .275                      .275
Average number of shares outstanding........        100.0                     100.0

                See notes to consolidated financial statements.

                                   USEC INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (MILLIONS)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Cash Flows from Operating Activities
Net income..................................................  $    95.2    $  101.7
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Deferred income taxes..................................      (54.5)         --
     Depreciation and amortization..........................        9.4         7.7
     Depleted uranium disposition...........................         --        29.9
     Changes in operating assets and liabilities:
        Accounts receivable -- (increase) decrease..........      (72.9)       62.7
        Inventories -- (increase) decrease..................       31.4       (72.2)
        Payments under Russian Contract, net................       23.9        21.4
        Accounts payable and accrued
           liabilities -- (decrease)........................        (.1)      (30.9)
     Other..................................................       (2.6)       12.0
                                                              ---------    --------
Net Cash Provided by Operating Activities...................       29.8       132.3
                                                              ---------    --------
Cash Flows Used in Investing Activities
Capital expenditures........................................      (16.8)      (13.1)
                                                              ---------    --------
Cash Flows from Financing Activities
Exit Dividend paid to U.S. Treasury.........................   (1,709.4)
Dividend paid...............................................      (27.5)
Proceeds from issuance of debt..............................      704.0
Repayment of debt...........................................     (104.0)
Debt issuance costs.........................................       (3.2)
Costs relating to initial public offering...................       (5.3)
                                                              ---------
Net Cash Used in Financing Activities.......................   (1,145.4)
                                                              ---------
Net Increase (Decrease).....................................   (1,132.4)      119.2
Cash and Cash Equivalents at Beginning of Period............    1,177.8     1,261.0
                                                              ---------    --------
Cash and Cash Equivalents at End of Period..................  $    45.4    $1,380.2
                                                              =========    ========
Supplemental Cash Flow Information
  Interest paid.............................................  $    13.6
  Income taxes paid.........................................        5.4
Supplemental Schedule of Non-Cash Financing Activities
  Transfer of responsibility for depleted uranium
     disposition to DOE.....................................  $   373.8

                See notes to consolidated financial statements.

                                   USEC INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by USEC Inc. ("USEC") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

     Operating results for the three and six months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and the Registration Statement on Form S-1, as amended (file number 333-67117).

     Cash and cash equivalents at December 31, 1998, include temporary cash investments with maturities of three months or less. At June 30, 1998, cash consisted of non-interest bearing funds on deposit with the U.S. Treasury.

2. INITIAL PUBLIC OFFERING

     On July 28, 1998, the sale of USEC's common stock in connection with an initial public offering (the "IPO") was completed, resulting in net proceeds to the U.S. Government aggregating $3,092.1 million, including $1,382.7 million from the IPO and $1,709.4 million from the exit dividend paid to the U.S. Treasury (the "Exit Dividend"). The U.S. Government, the sole selling shareholder, sold its entire interest. USEC did not receive any proceeds from the IPO.

     The Exit Dividend of $1,709.4 million paid to the U.S. Treasury represented the cash balance held in USEC's account at the U.S. Treasury and $500.0 million of $550.0 million in borrowings at the time of the IPO. The Company retained $50.0 million in cash from the $550.0 million in borrowings. The amount of the Exit Dividend in excess of retained earnings was recorded in July 1998 as a reduction of excess of capital over par value.

     In connection with the IPO, USEC Inc. became a holding company. The consolidated financial statements include the accounts of USEC Inc. and its subsidiaries. All material intercompany transactions have been eliminated.

3. DEBT

     USEC borrowed $550.0 million in variable rate debt at the time of the IPO, under a credit facility comprised of three tranches. Tranche A consisted of a 364-day revolving credit facility for $400.0 million. Tranche B is a 364-day revolving credit facility for $150.0 million which is convertible, at USEC's option, into a one-year term loan. Tranche C is a five-year revolving credit facility for $150.0 million for working capital and general corporate purposes. Interest is paid at a rate equal to, at USEC's option (i) the London Interbank Offered Rate ("LIBOR")

                                   USEC INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

plus an "Applicable Eurodollar Margin" or (ii) the Base Rate (as defined). The Applicable Eurodollar Margin is based on USEC's credit rating. The weighted average interest rate for borrowings under the credit facility, including the amortization of fees, amounted to 6.6% for the period July 28 to December 31, 1998.

     At December 31, 1998, borrowings under the credit facility amounted to $600.0 million including $400.0 million under Tranche A and $100.0 million under each of Tranche B and Tranche C.

     The credit facility requires USEC to comply with certain financial covenants, including a minimum net worth and a debt to total capitalization ratio, as well as other customary conditions and covenants. The credit facility restricts borrowings by subsidiaries to a maximum of $100.0 million. The failure to satisfy any of the covenants would constitute an event of default. The credit facility also includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy, and change of control.

     On January 20, 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The net proceeds of $494.2 million were used to repay a portion of the borrowings under the credit facility and to reduce available commitments in the amount of $400.0 million under Tranche A. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. Interest is to be paid every six months on January 20 and July 20 beginning in July 1999. USEC may redeem the senior notes at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium, as defined.

     Borrowings of $500.0 million at December 31, 1998, are classified as long-term as a result of the issuance of the senior notes.

4. INCOME TAXES

     USEC was exempt from income taxes up to the time of the IPO. USEC transitioned to taxable status on July 28, 1998, upon consummation of the IPO. Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC's estimate of the tax bases of its assets and liabilities resulted in deferred income tax benefits of $54.5 million at the time of the IPO, as follows (millions):

                                                              DECEMBER 31, 1998
                                                              -----------------
SWU and uranium inventory costs.............................        $17.3
Plant lease turnover costs..................................          9.0
Contractor pension costs....................................          7.8
Decommissioning and shutdown costs at power generation
  facilities................................................          6.9
Other temporary differences relating primarily to other
  liabilities...............................................         13.5
                                                                    -----
                                                                    $54.5
                                                                    =====

                                   USEC INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Excluding the special tax benefit of $54.5 million, the provision for income taxes for the six months ended December 31, 1998, amounted to $22.6 million and reflects an effective income tax rate of 35.7%, as follows:

                                                              SIX MONTHS ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
Statutory federal income tax rate...........................         35.0%
State income taxes, net of federal benefit..................          2.3
Research and experimentation tax credit.....................         (2.2)
Other.......................................................           .6
                                                                    -----
                                                                     35.7%
                                                                    =====

5. STOCKHOLDERS' EQUITY

     Changes in stockholders' equity follow (millions):

                                               COMMON
                                               STOCK,        EXCESS OF                     TOTAL
                                             PAR VALUE      CAPITAL OVER   RETAINED    STOCKHOLDERS'
                                           $.10 PER SHARE    PAR VALUE     EARNINGS       EQUITY
                                           --------------   ------------   ---------   -------------
Balance at June 30, 1998.................      $10.0          $1,357.1     $ 1,053.4     $ 2,420.5
Exit Dividend paid to U.S. Treasury......         --            (658.0)     (1,051.4)     (1,709.4)
Transfer of responsibility for depleted
  uranium to DOE.........................         --             373.8            --         373.8
Costs related to the IPO.................         --              (5.3)           --          (5.3)
Dividend.................................         --                --         (27.5)        (27.5)
Net income...............................         --                --          95.2          95.2
                                               -----          --------     ---------     ---------
BALANCE AT DECEMBER 31, 1998.............      $10.0          $1,067.6     $    69.7     $1,147.30
                                               =====          ========     =========     =========

     Pursuant to the USEC Privatization Act, at the time of the IPO, depleted uranium generated by USEC from July 1993 to July 28, 1998 was transferred to the Department of Energy ("DOE"), and the accrued liability of $373.8 million for depleted uranium disposition was transferred to stockholders' equity.

     In December 1998, USEC paid its first quarterly cash dividend of $.275 per share amounting to $27.5 million. USEC anticipates dividend payment dates of March 15, June 15, September 15, and December 15 in calendar year 1999.

     On December 28, 1998, USEC issued a Notice of Annual Meeting of Shareholders to be held February 2, 1999. Shareholders are being asked to (i) vote for the election of seven directors, (ii) ratify the appointment of the independent auditors, (iii) vote on the USEC Inc. 1999 Equity Incentive Plan covering an aggregate of 9,000,000 shares of common stock, of which 2,250,000 shares are reserved for awards other than stock options, and (iv) vote on the USEC Inc. 1999 Employee Stock Purchase Plan covering 2,500,000 shares of common stock.

                                   USEC INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED DECEMBER 31, 1998

  Revenue

     Revenue amounted to $422.4 million in the three months ended December 31, 1998, an increase of $100.1 million (or 31%) over the $322.3 million in the three months ended December 31, 1997. In the six months ended December 31, 1998, revenue was $730.3 million, a reduction of $32.4 million (or 4%) from the $762.7 million in the six months ended December 31, 1997. The changes in revenue are attributable primarily to changes in the timing of customer nuclear reactor refueling orders. In the six months ended December 31, 1998, revenue was also affected by a lower commitment level of a domestic customer and lower sales of natural uranium. USEC provided enrichment services for 29 reactors in the three months ended December 31, 1998, compared with 24 in the corresponding period of fiscal 1998. Fifty two reactors were supplied in the six months ended December 31, 1998, compared with 54 in the corresponding period of fiscal 1998. Revenue and operating results can fluctuate significantly from quarter-to-quarter, and in some cases, year-to-year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 18 months (or in some cases up to 24 months), and are in turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. The average SWU price billed to customers in the six months ended December 31, 1998, was about the same as in the corresponding period of fiscal 1998, notwithstanding the trend toward lower prices for new contracts in the highly competitive uranium enrichment market.

     The percentage of revenue attributed to domestic and international customers follows:

                           THREE MONTHS ENDED           SIX MONTHS ENDED
                              DECEMBER 31,                DECEMBER 31,
                           ------------------          ------------------
                           1998          1997          1998          1997
                           ----          ----          ----          ----
Domestic...............     54%           41%           56%           59%
Asia...................     41            56            34            35
Europe and other.......      5             3            10             6
                           ---           ---           ---           ---
                           100%          100%          100%          100%
                           ===           ===           ===           ===

     Changes in the geographic mix of revenue resulted primarily from changes in the timing of customers' orders.

  Cost of Sales

     Cost of sales is based on the quantity of SWU sold during the period and is dependent upon production costs at the gaseous diffusion plants ("plants") and purchase costs under the Russian Contract. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, and maintenance and repairs. Under the monthly moving average inventory cost method, an increase or decrease in production or purchase costs will have an effect on costs of sales over future periods.

     Cost of sales amounted to $330.7 million in the three months ended December 31, 1998, an increase of $95.0 million (or 40%) over the $235.7 million in the corresponding period of fiscal

1998. Cost of sales in the six months ended December 31, 1998, was $579.3 million, an increase of $1.5 million from the $577.8 million in the corresponding period of fiscal 1998. As a percentage of revenue, cost of sales amounted to 78% and 79% for the three and six months ended December 31, 1998, respectively, compared with 73% and 76% for the corresponding periods of fiscal 1998. Persistent hot weather, high electricity demand in the Midwest and power generation shortages resulted in record high power costs from the early summer into the fall with a resulting negative impact on the Paducah plant's production costs. Power costs continued to remain unusually high into October 1998. USEC curtailed production at the Paducah plant during this period to reduce the impact of higher power prices and is increasing total production over the remainder of the fiscal year to help meet production and cost targets. The impact of higher power costs and lower production volumes on unit production costs increased cost of sales in the three and six months ended December 31, 1998, and, under the monthly moving average inventory cost method, is expected to affect cost of sales over the remainder of the fiscal year.

     SWU unit production costs in the six months ended December 31, 1998 and 1997 were adversely affected by lower production facility capability due to continued sub-optimal gaseous diffusion cell availability at the Portsmouth plant. In December 1998, a fire at the Portsmouth plant in a production cell consisting of compressors used to extract gasses from the enrichment process resulted in lower than planned production. The fire was limited to a single equipment housing containing the affected compressors.

     Electric power costs amounted to $199.0 million in the six months ended December 31, 1998, (representing 55% of production costs) compared with $212.0 million (representing 53% of production costs) in the corresponding period of fiscal 1998. The decline in power costs was attributable to lower production volumes at the Paducah plant. Costs per megawatt hour increased 8% in the six months ended December 31, 1998, compared with the corresponding period of fiscal 1998, reflecting the severe power shortage in the summer of 1998. Costs per megawatt hour returned to normal levels in the three months ended December 31, 1998, and declined 3% compared with the corresponding period in fiscal 1998.

     Costs for labor and benefits amounted to $122.9 million in the six months ended December 31, 1998, an increase of $4.3 million (or 4%) from $118.6 million in the corresponding period of fiscal 1998. In June 1998, USEC accrued a special charge of $32.8 million for costs relating to certain severance and transition benefits to be paid with respect to 500 plant workers in connection with workforce reductions over the next two fiscal years. A charge of $20.0 million for worker and community transition assistance benefits was paid to the Department of Energy in June 1998, and, as of December 31, 1998, payments of $4.2 million had been made in connection with workforce reductions of 259 plant workers.

     Costs for the future disposition of depleted uranium amounted to $15.4 million in the six months ended December 31, 1998, a decline of $14.5 million (or 49%) from $29.9 million in the corresponding period of fiscal 1998. The reduction reflects a lower future disposal rate per kilogram of depleted uranium based on fixed-cost disposal contracts for a certain quantity of depleted uranium and lower production levels at the plants. At December 31, 1998, the accrued liability for the future disposal of depleted uranium aggregated $12.3 million. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC from July 1993 to July 28, 1998 was transferred to DOE, and the accrued liability of $373.8 million at the time of the IPO, on July 28, 1998, was transferred to stockholders' equity.

     Subsequent to the IPO, production costs include charges for taxes other than income taxes and property insurance premiums.

     In November 1998, USEC gave notice to terminate the operations and management contract with its contractor, Lockheed Martin Utility Services, Inc. USEC expects to assume direct management and operation of the plants six months from the date of notice. USEC expects an orderly transition of compensation and benefits to allow the plant workers to become employees of USEC or its subsidiaries.

     Pursuant to an agreement with the United States Treasury Department, USEC has committed to continue operation of the plants until at least January 2005, subject to limited exceptions, including events beyond the reasonable control of USEC, such as natural disasters, a decrease in annual worldwide demand for SWU to less than 28 million SWU, a decline in the average price for all SWU under USEC's long-term firm contracts to less than $80 per SWU (in 1998 dollars), a decline in the operating margin to below 10%, a decline in the interest coverage ratio to below 2.5x in a consecutive twelve-month period, or if the long-term corporate credit rating is downgraded below an investment grade rating. None of the exceptions to USEC's obligation to operate the plants is currently applicable, and based on information known, USEC does not believe any of these exceptions will be applicable in the near future. Based on information known, USEC does not anticipate that the average SWU price under its long-term firm contracts is likely to fall below $80 per SWU (in 1998 dollars) in the near future.

     SWU purchased from the Russian Federation represented 26% and 35% of the combined produced and purchased supply mix in the three and six months ended December 31, 1998, respectively, compared with 42% and 40% purchased from the Russian Federation and DOE in the corresponding periods of 1998. The Russian Federation has delayed shipments from time to time and beginning December 1998 deliveries are delayed as a result of the lack of an agreement between the Russian Federation and other companies regarding the sale of the natural uranium component of the highly enriched uranium. USEC purchases the SWU component, and it is not certain when shipments will resume. Cost of sales has been, and will continue to be, affected by amounts paid to purchase SWU under the Russian Contract at prices that are substantially higher than marginal production cost at the plants. As a result of Russian SWU purchases, USEC has operated the plants at lower production levels resulting in higher unit production costs. Pursuant to the Russian Contract, Russian purchases will peak in calendar year 1999 at 5.5 million SWU per year and are expected to remain at that level thereafter.

  Project Development Costs

     Project development costs, primarily for the AVLIS project, amounted to $27.2 million in the three months ended December 31, 1998, a decline of $8.2 million (or 23%) from $35.4 million in the three months ended December 31, 1997. In the six months ended December 31, 1998, project development costs declined $8.8 million (or 13%) to $58.8 million from $67.6 million in the corresponding period of fiscal 1998. The reductions in the fiscal 1999 periods reflect lower spending on design and licensing activities while activities are focused primarily on integrated operation of the laser and separator systems to verify enrichment production economics. AVLIS project development costs are currently charged to expense as incurred. USEC intends to capitalize AVLIS development costs associated with facilities and equipment designed for commercial production activities.

  Operating Income

     Operating income amounted to $55.2 million and $75.0 million in the three and six months ended December 31, 1998, respectively, as compared with $42.3 million and $100.3 million in the corresponding periods of fiscal 1998. The increase in the three-month period reflects higher gross profit and a reduction in project development costs. The reduction in the six-month period reflects lower gross profit resulting primarily from the effect on cost of sales of higher unit production costs during the severe power shortage in the summer of 1998.

  Interest Expense

     Interest expense of $8.8 million in the three months ended and $15.3 million in the six months ended December 31, 1998, represents interest on borrowings under the credit facility. Prior to the IPO, USEC had no short or long-term debt. Outstanding borrowings under the credit facility averaged $562.7 million during the period from July 28 to December 31, 1998, at a weighted average interest rate of 6.6%, including the amortization of fees.

  Provision for Income Taxes

     At the time of the IPO, USEC became subject to federal, state and local income taxes. The provision for income taxes in the six months ended December 31, 1998, includes a special income tax benefit of $54.5 million for deferred income tax benefits that arise from the transition to taxable status. Deferred tax benefits represent differences between the carrying amounts for financial reporting purposes and USEC's estimate of the tax bases of its assets and liabilities.

     Excluding the special tax benefit, the provision for income taxes was $22.6 million in the six months ended December 31, 1998, and reflects an effective income tax rate of 35.7%.

  Net Income

     Net income was $32.1 million in the three months ended December 31, 1998, compared with $41.7 million in the three months ended December 31, 1997. The reduction is due to income taxes and interest expense, both of which have been incurred since the IPO in July 1998, partly offset by higher gross profit and lower project development costs.

     Excluding the special tax benefit, net income was $40.7 million in the six months ended December 31, 1998, compared with $101.7 million in the corresponding period of fiscal 1998. The reduction is due primarily to the provision for income taxes following the transition to taxable status, lower gross profit, and interest expense on borrowings in the fiscal 1999 period, partly offset by lower project development costs. Including the special tax benefit, net income was $95.2 million in the six months ended December 31, 1998.

     USEC expects its earnings for fiscal 1999 will continue to be affected by interest expense from changes in its debt/equity structure, income taxes from its transition to taxable status in July 1998 and the effects on cost of sales of higher unit production costs resulting from lower production during the severe power shortage in the summer of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity and Cash flow

     Net cash flows provided by operating activities amounted to $29.8 million in the six months ended December 31, 1998, compared with $132.3 million in the corresponding period of fiscal 1998. Cash flow in the fiscal 1999 period reflects an increase of $72.9 million in customer trade receivables at December 31, 1998 from changes in the timing of customer orders, a reduction of $61.0 million in net income excluding the special tax benefit and cash payments of $8.9 million for costs and expenses relating to the privatization incurred prior to the IPO, partly offset by a reduction of $31.4 million in inventories.

     Net cash flows provided by operating activities in the six months ended December 31, 1997, had been reduced by an increase of $72.2 million in inventories and had been increased by a reduction of $62.7 million in customer trade receivables from changes in the timing of customer collections and by depleted uranium disposition costs of $29.9 million. Under the USEC Privatization Act, depleted uranium generated up to the time of the IPO on July 28, 1998, was transferred to DOE with no cash outlays by USEC. Subsequent to the privatization, USEC incurs cash outlays for the disposition of depleted uranium generated in the production process.

     Capital expenditures related primarily to plant improvements amounted to $16.8 million in the six months ended December 31, 1998, compared with $13.1 million in the corresponding period of fiscal 1998.

     USEC borrowed $550.0 million at the time of the IPO, pursuant to a credit facility comprised of three tranches. Tranche A consisted of a 364-day revolving credit facility for $400.0 million. Tranche B is a 364-day revolving credit facility for $150.0 million which is convertible, at USEC's option, into a one-year term loan. Tranche C, is a five-year revolving credit facility for $150.0 million for working capital and general corporate purposes. In connection with the IPO on July 28, 1998, USEC borrowed $550.0 million and transferred $500.0 million of such proceeds to the U.S. Treasury as part of the Exit Dividend of $1,709.4 million and retained $50.0 million in cash. Borrowings, net of repayments, amounted to $600.0 million from July 28 to December 31, 1998. Borrowings under the credit facility bear interest at a rate equal to, at USEC's option (i) the London Interbank Offered Rate ("LIBOR") plus an "Applicable Eurodollar Margin," or (ii) the Base Rate (as defined). The Applicable Eurodollar Margin is based on USEC's credit rating.

     On January 20, 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The net proceeds of $494.2 were used to repay a portion of the borrowings under the credit facility and to reduce available commitments in the amount of $400.0 million under Tranche A. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. Interest on the senior notes is to be paid every six months on January 20 and July 20 beginning in July 1999.

     The total debt-to-capitalization ratio adjusted to include short-term debt was 34% at December 31, 1998.

     On November 10, 1998, the Board of Directors of USEC Inc. declared the first regular quarterly dividend payment of $.275 per share. The dividend of $27.5 million was paid December 15, 1998 to shareholders of record as of November 25, 1998. During 1999, USEC anticipates dividend payment dates of March 15, June 15, September 15 and December 15.

     Net working capital amounted to $754.3 million at December 31, 1998. Extended payment terms were provided to an Asian customer with respect to an overdue trade receivable of $36.0 million at December 31, 1998. Interest is earned on the unpaid balance, and the trade receivable has been secured by an irrevocable letter of credit with payments scheduled in February and March 1999.

     AVLIS deployment is estimated to cost $2.5 billion from fiscal 1999 through fiscal 2007, of which $700.0 million is expected to be spent during the performance demonstration, design and licensing phase. Once this first phase is successfully completed, USEC will initiate the procurement, construction and startup phase, which is estimated to cost $1.8 billion.

     Actual AVLIS expenditures may vary from this estimate based on the results of development and demonstration activities or on account of changes in business conditions, regulatory requirements and the timing of NRC licensing, costs of construction labor and materials, the market for uranium enrichment services, and USEC's cost of capital.

     USEC expects that its cash, internally generated funds from operating activities, and available financing sources including borrowings under the credit facility and a commercial paper program to be established, will be sufficient to meet its obligations as they become due and to fund operating requirements of the plants, purchases of SWU under the Russian Contract, capital expenditures and discretionary investments, AVLIS expenditures in the near term, interest expense, and quarterly dividends.

IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue exists because many software and embedded systems (defined below), which use only two digits to identify a year in a date field, were developed without considering the impact of the upcoming change in the century. Some of these systems are critical to USEC's operations and business processes and could fail or function inaccurately if not repaired or replaced with Year 2000 ready products. USEC's software and embedded systems will be Year 2000 ready when such systems are replaced or remediated to perform essential functions accurately and without failure. Software is computer programming that has been developed by USEC for its own use (in-house software) and purchased from vendors (vendor software). Embedded systems refer to both computing hardware and other electronic monitoring, communications, and control systems that have microprocessors.

     USEC has designed and begun implementation of a Year 2000 project which focuses on systems that are critical to its business. The failure of such critical systems would directly and adversely affect the ability to generate or deliver products and services or otherwise affect revenue, safety, or reliability for a period of time as to lead to unrecoverable consequences. USEC has adopted a phased approach for critical systems to address the Year 2000 issue. The phases include: (1) a company-wide inventory, in which critical systems were identified; (2) assessment, in which critical systems were evaluated as to their readiness to operate in the Year 2000; (3) remediation, in which critical systems that are not Year 2000 ready are upgraded by modification or replacement; (4) testing, in which remediation is validated by checking the ability of critical systems to operate within the Year 2000 time frame; and (5) certification, in which systems are formally acknowledged to be Year 2000 ready and acceptable for operation.

     The Year 2000 project is proceeding on schedule. For in-house and vendor software, the inventory and assessment phases have been completed, and critical systems have been identified. Other software that requires Year 2000 remediation may be included during the assessment, remediation, and testing phases. The identified, critical, in-house and vendor software is in the process of being remediated, and is expected to be substantially complete by April 1999. USEC expects to substantially complete the testing and certification phases by April 1999.

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

     USEC depends on external parties, including electric power utilities, customers, suppliers, government agencies, and financial institutions, to reliably deliver products and services. To the extent that external parties experience Year 2000 problems, the demand for and the reliability of USEC's services may be adversely affected. USEC has adopted a phased approach to address external parties and the Year 2000 issue. The phases include: (1) inventory, in which critical business relationships are identified; (2) action planning, in which a series of actions and a time frame for monitoring expected compliance status is developed; (3) assessment, in which the likelihood of external party Year 2000 readiness is evaluated; and (4) contingency planning, in which plans are made to deal with the potential failure of an external party to be Year 2000 ready. Additional critical relationships may be entered into or included. Assessment of Year 2000 readiness of external parties will continue through calendar year 1999.

     USEC is assessing the progress of Year 2000 remediation efforts internally and externally to determine the scope of contingency planning necessary to reduce the risk. If the remediation schedule lags and cannot meet certain milestones, a contingency planning process would begin, and contingency plans would be implemented if a remediated system does not become available by the date it is needed. USEC also plans to develop contingency plans for the potential failure of critical external parties to address their Year 2000 issues.

     USEC recognizes that, given the complex interaction of computing and communication systems, it is not possible to be certain that all efforts to have all critical systems Year 2000 ready will be successful. Irrespective of the progress of the Year 2000 project, the Company is preparing contingency plans. The plans will take into account the possibility of multiple system failures, both internal and external, due to Year 2000 effects.

     There can be no assurance that such programs will identify and cure all software problems, or that entities on whom USEC relies for certain services integral to its business, such as the electric power suppliers, will successfully address all of their software and systems problems in order to operate without disruption in 2000.

     USEC expects its costs for software modifications and systems upgrades to resolve Year 2000 issues will amount to $14.2 million, of which $7.8 million had been incurred at December 31, 1998. Pursuant to USEC's financial accounting and reporting policies, purchased hardware and software costs are capitalized, and implementation costs, including consultants' fees, are charged against income as incurred.

POWER PURCHASES, CHANGING PRICES AND INFLATION

     The plants require substantial amounts of electricity to enrich uranium. USEC purchases firm and non-firm power to meet its production needs. Firm power represented 82% and non-firm power represented 18% of power purchases in the six months ended December 31, 1998. Production costs would increase to the extent that the market prices of firm and non-firm power were to rise. In addition, the price that USEC pays for firm power could increase if there were additional regulatory costs or unanticipated equipment failures at the power plants supplying the firm power to the plants.

     A majority of USEC's contracts with customers generally provide for prices that are subject to adjustment for inflation. In recent years, inflation has not had a significant impact on operations, and unless inflation increases substantially, it is not expected to have a material effect.

                                   USEC INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments are reported on the balance sheet at December 31, 1998, and include cash and cash equivalents, accounts receivable and payable, certain accrued liabilities, payables under the Russian Contract, and variable-rate debt, the carrying amounts which approximate fair value at December 31, 1998.

     On January 20, 1999, USEC refinanced $500.0 million of borrowings under the credit facility with $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. As a result, $500.0 million of debt has been classified as long-term on the balance sheet at December 31, 1998. The fair value of fixed rate debt is based on the public offering price of the senior notes.

     The repayment schedule of debt obligations, based on the ultimate maturity date available under the credit facility and the maturity dates of the senior notes, the variable interest rate of short-term debt based on the implied forward rate in the yield curve as of December 31, 1998, and the balance sheet carrying amounts and related fair values at December 31, 1998, follow (millions):

                                        MATURITY DATE
                                  --------------------------
                                   JULY    JANUARY   JANUARY    BALANCE SHEET     FAIR
                                   2003     2006      2009     CARRYING AMOUNT   VALUE
                                  ------   -------   -------   ---------------   ------
Short-term debt.................  $100.0                           $100.0        $100.0
  Variable interest rate........    6.7%
Long-term debt:
  6.625% senior notes...........           $350.0                   350.0         349.1
  6.750% senior notes...........                     $150.0         150.0         149.3
                                                                   ------        ------
                                                                   $600.0        $598.4
                                                                   ======        ======

                                   USEC INC.

                           PART II. OTHER INFORMATION

LEGAL PROCEEDINGS

     None.

EXHIBITS AND REPORTS ON FORM 8-K:

     Exhibit 27, Financial Data Schedule, is filed herewith.

     There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          USEC Inc.

January 27, 1999                          By   /s/ HENRY Z SHELTON, JR.
                                          --------------------------------------
                                                   Henry Z Shelton, Jr.
                                             Senior Vice President and Chief
                                                    Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)