Form 10-Q
period 1999-03-31
USEC INC
filed 1999-05-07
CIK 1065059

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-14287

                                    USEC INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                     52-2107911
    (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

          2 DEMOCRACY CENTER,
    6903 ROCKLEDGE DRIVE, BETHESDA MD                         20817
  (Address of principle executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (301) 564-3200

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

       As of March 31, 1999, there were 99,995,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

================================================================================

                                    USEC INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
                                         PART I
FINANCIAL INFORMATION
Consolidated Financial Statements:
    Consolidated Balance Sheets at March 31, 1999 (Unaudited) and June 30, 1998......   3
    Consolidated Statements of Income for the Three and Nine Months Ended
        March 31, 1999 and 1998 (Unaudited)..........................................   4
    Consolidated Statements of Cash Flows for the Nine Months Ended
        March 31, 1999 and 1998 (Unaudited)..........................................   5
    Notes to Consolidated Financial Statements (Unaudited)...........................   6
Management's Discussion and Analysis of Financial Condition
     and Results of Operations.......................................................  10
Quantitative and Qualitative Disclosures about Market Risk...........................  18

                                         PART II

OTHER INFORMATION
Legal Proceedings....................................................................  19
Submission of Matters to a Vote of Security Holders..................................  19
Other Information - Annual Meeting...................................................  20
Exhibits and Reports on Form 8-K.....................................................  20
Signature............................................................................  20

                                 --------------

   This Quarterly Report on Form 10-Q includes certain forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC's services, pricing trends in the uranium and enrichment markets, the availability and cost of electric power, USEC's ability to successfully execute its internal performance plans, the refueling cycles of USEC's customers and the impact of any government regulation. Further, customer commitments under their contracts are based on customers' estimates of their future requirements.

                                    USEC INC.
                           CONSOLIDATED BALANCE SHEETS
                   (MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  (UNAUDITED)
                                                                   MARCH 31,    JUNE 30,
                                                                     1999         1998
                                                                  ----------    ---------
ASSETS
Current Assets
  Cash and cash equivalents.....................................    $ 39.6      $1,177.8
  Accounts receivable - customers...............................     179.4         236.4
  Inventories:
    Separative Work Units.......................................     702.2         687.0
    Uranium.....................................................     188.9         184.5
    Uranium provided by customers...............................     152.4         315.0
    Materials and supplies                                            20.7          24.8
                                                                  ----------    --------
      Total Inventories.........................................   1,064.2       1,211.3
  Payments for future deliveries under Russian Contract.........      50.0          63.4
  Other.........................................................      34.3          39.5
                                                                  ----------    --------
      Total Current Assets......................................   1,367.5       2,728.4
Property, Plant and Equipment, net..............................     146.2         131.9
Other Assets
  Deferred income taxes.........................................      48.9         -
  Deferred costs for depleted uranium...........................      45.8          50.0
  Uranium inventories...........................................     570.1         561.0
                                                                  ---------     --------

      Total Other Assets........................................     664.8         611.0
                                                                  ---------     --------
Total Assets....................................................  $2,178.5      $3,471.3
                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities......................  $  222.4      $  182.9
  Uranium owed to customers.....................................     152.4         315.0
  Payables under Russian Contract...............................      36.7           8.4
  Nuclear safety upgrade costs..................................      24.2          41.2
                                                                  ----------    --------
      Total Current Liabilities.................................     435.7         547.5
Long-Term Debt..................................................     500.0         -
Other Liabilities
  Advances from customers.......................................      18.1          34.3
  Depleted uranium disposition..................................       8.4         372.6
  Other liabilities.............................................      84.7          96.4
                                                                  ----------    --------
      Total Other Liabilities...................................     111.2         503.3
Stockholders' Equity
  Preferred stock, par value $1.00 per share, 25,000,000 shares
    authorized, none issued.....................................     -             -
  Common stock, par value $.10 per share, 250,000,000 shares
    authorized, 99,995,000 shares issued and outstanding........      10.0          10.0
  Excess of capital over par value..............................   1,072.0       1,357.1
  Retained earnings.............................................      58.4       1,053.4
  Treasury stock and deferred compensation......................      (8.8)        -
                                                                   -------      --------
      Total Stockholders' Equity................................   1,131.6       2,420.5
                                                                   -------       -------
Total Liabilities and Stockholders' Equity......................  $2,178.5      $3,471.3
                                                                  ========      ========

                 See notes to consolidated financial statements

                                    USEC INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (MILLIONS, EXCEPT PER SHARE DATA)


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  MARCH 31,                  MARCH 31,
                                             ---------------------       -------------------
                                               1999        1998           1999       1998
                                             ----------   --------       --------   --------
Revenue
   Domestic.............................        $205.9      $194.6        $612.8     $ 646.0
   Asia.................................          50.8        76.4         302.0       340.2
   Europe and other.....................           3.7        23.0          75.9        70.5
                                               -------     -------        ------     -------
                                                 260.4       294.0         990.7     1,056.7
Cost of sales...........................         207.1       214.4         786.4       792.2
                                               -------     -------        ------     -------
Gross profit............................          53.3        79.6         204.3       264.5
Project development costs...............          19.9        35.4          78.7       103.0
Selling, general and administrative.....          10.2         7.8          27.4        24.8
                                               -------     -------        ------     -------
Operating income........................          23.2        36.4          98.2       136.7
Interest expense........................           8.6         -            23.9        -
Other (income) expense, net.............         (10.0)       (3.9)        (13.6)       (5.3)
                                               -------     -------        -------    -------
Income before income taxes..............          24.6        40.3          87.9       142.0
Provision (benefit) for income taxes....           8.4         -           (23.5)       -
                                               -------     -------        -------    -------
Net income..............................       $  16.2     $  40.3        $111.4     $ 142.0
                                               =======     =======        ======     =======
Net income per share - basic and diluted          $.16                     $1.11
Dividends per share.....................         $.275                      $.55
Average number of shares outstanding....         100.0                     100.0

                 See notes to consolidated financial statements

                                   USEC INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (MILLIONS)


                                                                     NINE MONTHS ENDED
                                                                         MARCH 31,
                                                                     -----------------
                                                                     1999           1998
                                                                    --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................  $   111.4      $  142.0
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Deferred income taxes.....................................      (48.9)          -
      Depreciation and amortization.............................       11.4          11.3
      Depleted uranium disposition..............................        -            45.2
      Advances from customers...................................      (16.2)          (.9)
      Changes in operating assets and liabilities:
        Accounts receivable - decrease..........................       57.0          10.3
        Inventories - (increase)................................      (24.6)       (129.1)
        Payables under Russian Contract, net....................       41.7          83.1
        Accounts payable and other liabilities - increase
        (decrease)..............................................       20.4         (18.2)
        Other...................................................       18.1          (4.6)
                                                                  ---------      --------

Net Cash Provided by Operating Activities.......................      170.3         139.1
                                                                  ---------      --------
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures............................................      (25.7)        (20.5)
                                                                  ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to U.S. Treasury.................................   (1,709.4)       (120.0)
Dividends paid to shareholders..................................      (55.0)          -
Proceeds from issuance of senior notes..........................      495.2           -
Purchase of treasury stock......................................       (4.6)          -
Debt issuance costs.............................................       (3.7)          -
Costs relating to initial public offering.......................       (5.3)          -
                                                                  ---------      --------
Net Cash Used in Financing Activities...........................   (1,282.8)       (120.0)
                                                                  ---------      --------
Net Increase (Decrease).........................................   (1,138.2)         (1.4)
                                                                  ---------      --------
Cash and Cash Equivalents at Beginning of Period................    1,177.8       1,261.0
                                                                  ---------      --------
Cash and Cash Equivalents at End of Period......................  $    39.6      $1,259.6
                                                                  =========      ========
Supplemental Cash Flow Information
   Interest paid................................................  $    16.7
   Income taxes paid............................................        5.7
Supplemental Schedule of Non-Cash Financing Activities
   Transfer of responsibility for depleted uranium disposition
   to DOE.......................................................  $   373.8

                      See notes to consolidated financial statements

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

     Operating results for the three and nine months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and the Registration Statement on Form S-1, as amended, filed January 14, 1999.

     Cash and cash equivalents at March 31, 1999, include temporary cash investments with maturities of three months or less. At June 30, 1998, cash consisted of non-interest bearing funds on deposit with the U.S. Treasury.

2. INITIAL PUBLIC OFFERING

     On July 28, 1998, the sale of USEC's common stock in connection with an initial public offering (the "IPO") was completed, resulting in net proceeds to the U.S. Government aggregating $3,092.1 million, including $1,382.7 million from the IPO and $1,709.4 million from the exit dividend paid to the U.S. Treasury. The U.S. Government, the sole selling shareholder, sold its entire interest. USEC did not receive any proceeds from the IPO.

     The exit dividend of $1,709.4 million paid to the U.S. Treasury represented the cash balance held in USEC's account at the U.S. Treasury and $500.0 million of $550.0 million in borrowings at the time of the IPO. USEC retained $50.0 million in cash from the $550.0 million in borrowings. The amount of the exit dividend in excess of retained earnings was recorded in July 1998 as a reduction of excess of capital over par value.

     In connection with the IPO, USEC Inc. became a holding company. The consolidated financial statements include the accounts of USEC Inc. and its subsidiaries. All material intercompany transactions have been eliminated.

                                    USEC INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.  DEBT

    Debt at March 31, 1999, follows (millions):


                                                                     MARCH 31,
                                                                       1999
                                                                      -------
      Long-term debt:
         6.625% senior notes, due January 2006....................    $ 350.0
         6.750% senior notes, due January 2009....................      150.0
                                                                      -------
                                                                      $ 500.0
                                                                      =======

     On January 20, 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The net proceeds were used to repay a portion of the borrowings under a bank credit facility. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. Interest is paid every six months on January 20 and July 20 beginning in July 1999. The senior notes may be redeemed at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium, as defined.

     At March 31, 1999, commitments available under the bank credit facility totaled $300.0 million as follows: $150.0 million under a revolving credit facility convertible in July 1999 into a one-year term loan and $150.0 million under a five-year revolving credit facility expiring July 2003. A commercial paper program was established in February 1999. Commercial paper borrowings are supported by available commitments under the bank credit facility. There were no commercial paper or other short-term borrowings outstanding at March 31, 1999.

     The bank credit facility requires USEC to comply with certain financial covenants, including a minimum net worth and a debt to total capitalization ratio, as well as other customary conditions and covenants. The bank credit facility restricts borrowings by subsidiaries to a maximum of $100.0 million. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facility also includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy, and change of control.

                                    USEC INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. INCOME TAXES

     At the time of the IPO, USEC became subject to federal, state and local income taxes. Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC's estimate of the tax bases of its assets and liabilities result in a deferred tax asset of $48.9 million at March 31, 1999, as follows (millions):

                                                                     MARCH 31,
                                                                       1999
                                                                       ------
SWU and uranium inventory costs....................................     $12.8
Plant lease turnover costs.........................................      10.4
Pension costs......................................................      10.6
Decommissioning and shutdown costs at power generation facilities..       6.9
Other..............................................................       8.2
                                                                        -----
                                                                        $48.9
                                                                        =====

     The provision for income taxes in the nine months ended March 31, 1999, includes a special income tax benefit of $54.5 million for deferred income tax benefits that arise from the transition to taxable status. Excluding the special tax benefit, the provision for income taxes for the nine months ended March 31, 1999, amounted to $31.0 million and reflects an effective income tax rate of 35.3%, as follows:

                                                             NINE MONTHS ENDED
                                                              MARCH 31, 1999
                                                              --------------

 Statutory federal income tax rate.............................    35.0%
 State income taxes, net of federal benefit....................     2.3
 Research and experimentation tax credit.......................    (2.2)
 Other.........................................................      .2
                                                                   ----
                                                                   35.3%
                                                                   ====

                                    USEC INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. STOCKHOLDERS' EQUITY

     Changes in stockholders' equity follow (millions):

                                               COMMON
                                               STOCK,          EXCESS OF                  TREASURY STOCK         TOTAL
                                              PAR VALUE      CAPITAL OVER     RETAINED     AND DEFERRED      STOCKHOLDERS'
                                           $.10 PER SHARE      PAR VALUE      EARNINGS     COMPENSATION         EQUITY
                                           --------------    ------------     --------    --------------     -------------
   Balance at June 30, 1998............         $10.0          $1,357.1      $1,053.4       $    -           $2,420.5
   Exit dividend paid to U.S. Treasury            -              (658.0)     (1,051.4)           -           (1,709.4)
   Transfer of depleted uranium to DOE            -               373.8          -               -              373.8
   Costs related to the IPO...........            -                (5.3)         -                               (5.3)
   Purchase of treasury stock.........            -                -             -               (4.6)           (4.6)
   Restricted stock issued, net of
   amortization.......................            -                 4.4          -               (4.2)             .2
   Dividends paid to shareholders.....            -                -           (55.0)            -              (55.0)
   Net income.........................            -                -           111.4             -              111.4
                                                -----          --------      --------        ---------       ---------
   BALANCE AT MARCH 31, 1999..........          $10.0          $1,072.0      $  58.4           ($ 8.8)       $1,131.6
                                                =====          ========      =======           =======       ========

     Pursuant to the USEC Privatization Act, at the time of the IPO, depleted uranium generated by USEC from July 1993 to July 28, 1998, was transferred to the Department of Energy ("DOE"), and the accrued liability of $373.8 million for depleted uranium disposition was transferred to stockholders' equity.

     In December 1998 and March 1999, quarterly cash dividends of $.275 per share were paid to shareholders and aggregated $55.0 million. In April 1999, the regular quarterly dividend of $.275 per share was declared payable June 15 to shareholders of record as of May 28, 1999. USEC anticipates dividend payment dates of September 15, and December 15 during the remainder of calendar 1999.

     In February 1999, stockholders approved the USEC Inc. 1999 Equity Incentive Plan, under which 9.0 million shares of common stock are reserved for issuance over ten years, including incentive stock options, nonqualified stock options, restricted stock or stock units, performance awards and other stock-based awards. There were 316,000 shares of restricted stock granted during the three months ended March 31, 1999. Sale of these shares is restricted prior to the date of vesting. Deferred compensation from restricted stock awards is based on the fair market value at the date of grant and is amortized to expense on a straight-line basis over the vesting period.

     In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over ten years by eligible employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. Shares purchased are allocated to participants' accounts and, upon request, shares are distributed. The initial six-month offer period began in March 1999.

                                    USEC INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998

   Revenue

     Revenue amounted to $260.4 million in the three months ended March 31, 1999, a reduction of $33.6 million (or 11%) from $294.0 million in the three months ended March 31, 1998. In the nine months ended March 31, 1999, revenue was $990.7 million, a reduction of $66.0 million (or 6%) from the $1,056.7 million in the nine months ended March 31, 1998. In the fiscal 1999 periods, revenue from sales of separative work units ("SWU") was affected by changes in the timing of customer nuclear reactor refueling orders and lower SWU commitment levels of a domestic and a foreign customer, partly offset by sales to customer reactors returning to service following an extended outage. USEC provided enrichment services for 19 and 71 reactors in the three and nine months ended March 31, 1999, respectively, compared with 20 and 74 reactors in the corresponding periods of fiscal 1998. Revenue and operating results can fluctuate significantly from quarter-to-quarter, and in some cases, year-to-year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 18 months (or in some cases up to 24 months), and are in turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. The average SWU price billed to customers in the three and nine months ended March 31, 1999, was 3% and .5% lower than the corresponding periods of fiscal 1998.

     Certain contracts with customers provided for the sale of uranium and SWU in the form of enriched uranium product. Revenue from sales of uranium was $19.4 million in the nine months ended March 31, 1999, compared with $35.2 million in the corresponding period of fiscal 1998.

     Recent industry and global economic developments have intensified the effects of production over-capacity and continuing lower prices for enrichment services. These developments include: the adverse impact of the strengthening U.S. dollar; recent decisions by certain European utilities to liquidate strategic SWU inventories; termination of the Kazakhstan suspension agreement; a reduction in the open global demand for SWU; and heightened price competition among uranium enrichment suppliers. During the last 10 months, USEC booked $1.3 billion in new business for delivery over the next 10 years. In its marketing efforts, however, USEC has resisted lowering prices to levels that would fail to meet its margin requirement even when it has meant a decline in market share. USEC's focus is on profitability rather than market share. Also, last fall and winter's soft pricing for natural uranium reduced opportunities for uranium sales that would have had fiscal year 2000 deliveries. As a result of these conditions, management expects fiscal year 2000 revenue to be about $1.4 billion.

     The percentage of revenue attributed to domestic and international customers follows:


                                    THREE MONTHS            NINE MONTHS
                                        ENDED                  ENDED
                                      MARCH 31,              MARCH 31,
                                  ----------------         --------------
                                   1999     1998          1999      1998
                                   ----     ----          ----      ----
  Domestic....................      79%       66%            62%      61%
  Asia........................      20        26             30       32
  Europe and other............       1         8              8        7
                                   ---       ---            ---      ---
                                   100%      100%           100%     100%
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

     Cost of sales amounted to $207.1 million in the three months ended March 31, 1999, a decline of 7.3 million (or 3%) compared with $214.4 million in the corresponding period of fiscal 1998. Cost of sales amounted to $786.4 million in the nine months ended March 31, 1999, a decline of $5.8 million (or 1%) from the $792.2 million in the corresponding period of fiscal 1998. As a percentage of revenue, cost of sales amounted to 80% and 79% for the three and nine months ended March 31, 1999, compared with 73% and 75% in the corresponding periods of fiscal 1998. In the fiscal 1999 periods, cost of sales and unit costs under the monthly moving average inventory cost method were affected by high power costs in the summer of 1998.

     Electric power costs amounted to $331.2 million in the nine months ended March 31, 1999 (representing 57% of production costs) compared with $316.7 million (representing 53% of production costs) in the corresponding period of fiscal 1998. The increase was attributable to higher costs per megawatt hour. In the summer of 1998 persistent hot weather, high electricity demand in the Midwest and power generation shortages resulted in record high power costs at the Paducah plant. USEC curtailed production at the Paducah plant during the summer to reduce the impact of high power prices and has increased production since last summer to meet production and cost targets.

     During the quarter ended March 31, 1999, USEC successfully negotiated changes to its power supply agreements with its two primary electric suppliers. USEC achieved its three primary goals for these negotiations:

  - to limit USEC's exposure to high-cost, non-firm power prices at the Paducah plant this summer;

  - to monetize excess power available this summer under the contract to the Portsmouth plant; and

  - to be able to move blocks of power this summer from Ohio to the Paducah plant if and when needed.

     An agreement increasing USEC's flexibility under the contract with Electric Energy Inc., the main supplier for the Paducah, Kentucky plant, has been approved by regulatory authorities. A six-month financial and supply agreement with Ohio Valley Electric Corporation, the main supplier to the Portsmouth, Ohio plant, is pending regulatory approval. USEC expects that the completed agreements will result in $30.0 million after-tax benefits related to production cost, most of which will impact fiscal years 1999 and 2000.

     USEC intends to negotiate with its power suppliers to extend and expand the benefits of the latest agreements to cover periods beyond this summer. In the non-firm power market, prices are generally trending upward. USEC will manage its production levels and power purchases to reduce its exposure to this continuing fluctuation in non-firm power prices, although there can be no assurance that USEC will be successful in reducing such exposure.

     Costs for labor and benefits amounted to $179.9 million in the nine months ended March 31, 1999, about the same as in the corresponding period of fiscal 1998. In June 1998, USEC accrued a special charge of $32.8 million for costs relating to certain severance and transition benefits to be paid with respect to 500 plant workers in connection with workforce reductions, including $20.0 million for worker and community transition assistance benefits that was paid to the Department of Energy in June 1998 and $12.8 million for workers' pre-existing severance benefits, of which $4.3 million had been paid as of March 31, 1999. The first phase of the workforce reduction was completed last fall, reducing the workforce by 259 employees. In February 1999, the second phase of the planned voluntary workforce reduction was announced. It will reduce the workforce at the production plants by about 240 employees by July 1999.

     In November 1998, USEC gave notice to terminate the operations and management contract with its contractor, Lockheed Martin Utility Services, Inc. USEC will assume direct management and operation of the plants in May 1999. USEC expects an orderly transition of compensation and benefits to allow the plant workers to become employees of USEC or its subsidiaries.

     Costs for the future disposition of depleted uranium amounted to $28.8 million in the nine months ended March 31, 1999, a decline of $16.4 million (or 36%) from $45.2 million in the corresponding period of fiscal 1998. The reduction reflects a lower future disposal rate per kilogram of depleted uranium based on fixed-cost disposal contracts for a certain quantity of depleted uranium. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC from July 1993 to July 28, 1998 was transferred to DOE, and the accrued liability of $373.8 million at the time of the IPO, on July 28, 1998, was transferred to stockholders' equity.

     SWU unit production costs in the nine months ended March 31, 1999 and 1998 were adversely affected by lower production facility capability due to continued sub-optimal gaseous diffusion cell availability at the Portsmouth plant.

     Pursuant to an agreement with the United States Treasury Department, USEC has committed to continue operation of the plants until at least January 2005, subject to limited exceptions, including events beyond the reasonable control of USEC, such as natural disasters, a decrease in annual worldwide demand to less than 28 million SWU, a decline in the average price for all SWU under USEC's long-term firm contracts to less than $80 per SWU (in 1998 dollars), a decline in the operating margin to below 10% in a consecutive twelve-month period, a decline in the interest coverage ratio to below 2.5x in a consecutive twelve-month period, or if the long-term corporate credit rating is downgraded below an investment grade rating. None of the exceptions to USEC's obligation to operate the plants is currently applicable. Based on information known, USEC does not anticipate that the average SWU price under its long-term firm contracts is likely to fall below $80 per SWU (in 1998 dollars) in the near future.

     SWU purchased from the Russian Federation represented 15% and 28% of the combined produced and purchased supply mix in the three and nine months ended March 31, 1999, respectively, compared with 28% and 37% purchased from the Russian Federation and DOE in the corresponding periods of fiscal 1998. In March 1999, the Russian Federation resumed deliveries after several months of suspended deliveries. The suspended schedule of 1998 calendar year deliveries to USEC should be completed by June 1999, and USEC has agreed to a schedule of deliveries for the remainder of calendar year 1999. Purchases from the Russian Federation are expected to aggregate 5.7 million SWU in calendar 1999. Cost of sales has been, and will continue to be, affected by amounts paid to purchase SWU under the Russian Contract at prices that are substantially higher than marginal production cost at the plants. As a result of Russian SWU purchases, USEC has operated the plants at lower production levels resulting in higher unit production costs.

   Project Development Costs

     Project development costs, primarily for the AVLIS project, amounted to $19.9 million in the three months ended March 31, 1999, a decline of $15.5 million (or 44%) from $35.4 million in the corresponding period of fiscal 1998. In the nine months ended March 31, 1999, project development costs declined $24.3 million (or 24%) to $78.7 million from $103.0 million in the corresponding period of fiscal 1998. The reductions in the fiscal 1999 periods reflect lower spending on design and licensing activities while activities have been focused primarily on integrated operation of the laser and separator systems to verify enrichment production economics.

   Operating Income

     Operating income amounted to $23.2 million and $98.2 million in the three and nine months ended March 31, 1999, respectively, compared with $36.4 million and $136.7 million in the corresponding periods of fiscal 1998. The reductions reflect lower gross profit, partly offset by lower project development costs.

   Interest Expense

     Interest expense of $8.6 million in the three months and $23.9 million in the nine months ended March 31, 1999, represents interest on senior notes issued in January 1999, borrowings under the bank credit facility established in July 1998, and short-term borrowings under a commercial paper program established in February 1999. Prior to the IPO in July 1998, USEC had no short or long-term debt.

   Other Income

     Other income of $10.0 million and $13.6 million in the three and nine months ended March 31, 1999, includes a nonrecurring gain of $8.2 million from a contract modification canceling accrued interest payable on an advance payment from the Arab Republic of Egypt.

   Provision for Income Taxes

     At the time of the IPO, USEC became subject to federal, state and local income taxes. The provision for income taxes in the nine months ended March 31, 1999, includes a special income tax benefit of $54.5 million for deferred income tax benefits that arise from the transition to taxable status. Deferred tax benefits represent differences between the carrying amounts for financial reporting purposes and USEC's estimate of the tax bases of its assets and liabilities.

     Excluding the special tax benefit, the provision for income taxes for the nine months ended March 31, 1999, amounted to $31.0 million and reflects an effective income tax rate of 35.3%.

   Net Income

     Net income amounted to $16.2 million (or $.16 per share) in the three months and, excluding the special tax benefit, $56.9 million (or $.57 per share) in the nine months ended March 31, 1999, compared with $40.3 million and $142.0 million in the corresponding periods of fiscal 1998. The reductions reflect lower operating income and income taxes and interest expense incurred since the IPO in July 1998. Including the special tax benefit, net income was $111.4 million (or $1.11 per share) in the nine months ended March 31, 1999.

   Fiscal 2000 Outlook

     In light of recent industry and global economic developments that have intensified the effects of production over-capacity and continuing low prices for enrichment services, management is actively reviewing USEC's cost structure and strategic alternatives to bolster USEC's competitive position over the longer term. Management believes that this process will result in initiatives directed at better rationalizing worldwide excess production capacity, aligning the Russian HEU transaction with current pricing realities and ensuring maximum return for every R&D dollar spent. Innovative marketing initiatives are underway to achieve additional sales.

     Through aggressive cost cutting actions, management expects fiscal year 2000 earnings to be similar to fiscal 1999 levels, excluding a special tax benefit, with continued strong cash flow. The Board of Directors emphasized that they expect to maintain the dividend payment at the indicated level.

LIQUIDITY AND CAPITAL RESOURCES

   Liquidity and Cash Flow

     Net cash flows provided by operating activities amounted to $170.3 million in the nine months ended March 31, 1999, compared with $139.1 million in the corresponding period of fiscal 1998. Cash flow in the fiscal 1999 period includes the collection of an overdue receivable of $36.0 million from a Korean customer and was reduced by lower operating income and interest expense on borrowings in the fiscal 1999 period.

     Net cash flows provided by operating activities in the nine months ended March 31, 1998, had been reduced by an increase of $129.1 million in inventories, partly offset by the net increase of $83.1 million in payables to the Russian Federation for purchases of SWU. Cash flow in the fiscal 1998 period had been increased by accrued liabilities for depleted uranium disposition costs of $45.2 million. Under the USEC Privatization Act, depleted uranium generated up to the time of the IPO on July 28, 1998, was transferred to DOE with no cash outlays by USEC.

     Capital expenditures related primarily to plant improvements amounted to $25.7 million in the nine months ended March 31, 1999, compared with $20.5 million in the corresponding period of fiscal 1998.

     The exit dividend paid to the U.S. Treasury at the time of the IPO in July 1998 amounted to $1,709.4 million.

     In December 1998 and March 1999, quarterly cash dividends of $.275 per share were paid to shareholders and aggregated $55.0 million. In April 1999, the regular quarterly dividend of $.275 per share was declared payable June 15 to shareholders of record as of May 28, 1999. USEC anticipates dividend payment dates of September 15 and December 15 during the remainder of calendar 1999.

     On January 20, 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The net proceeds of $495.2 were used to repay a portion of the borrowings under the bank credit facility. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     At March 31, 1999, commitments available under the bank credit facility totaled $300.0 million as follows: $150.0 million convertible in July 1999 into a one-year term loan and $150.0 million under a five-year revolving credit facility expiring July 2003. Commercial paper borrowings are supported by available commitments under the bank credit facility.

     At March 31, 1999, net working capital amounted to $931.8 million and the total debt-to-capitalization ratio was 31%.

     USEC expects that its cash, internally generated funds from operating activities, and available financing sources under the bank credit facility and commercial paper program, will be sufficient to meet its obligations as they become due and to fund operating requirements of the plants, purchases of SWU under the Russian Contract, capital expenditures and discretionary investments, project development costs in the near term, interest expense, and quarterly dividends.

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

     The Year 2000 project focuses on systems that are critical. The failure of critical systems would directly and adversely affect the ability to generate or deliver products and services or otherwise affect revenue, safety, or reliability for a period of time as to lead to unrecoverable consequences. USEC has adopted a phased approach for critical systems:

   - a company-wide inventory, in which critical systems were identified; assessment, in which critical systems were evaluated as to their readiness to

   -   operate in the Year 2000;

   - remediation, in which critical systems that are not Year 2000 ready are upgraded by modification or replacement;

   - testing, in which remediation is validated by checking the ability of critical systems to operate within the Year 2000 time frame; and

   - certification, in which systems are formally acknowledged to be Year 2000 ready and acceptable for operation.

     The Year 2000 project is proceeding on schedule. Remediation, testing and certification of the identified, critical, in-house and vendor software and hardware is substantially complete with other items expected to be completed by July 1999. Other software that requires Year 2000 remediation may be included during the remediation and testing phases.

     Remediated software and embedded systems are being tested both for ability to handle Year 2000 dates, including leap year, and to assure that repair has not affected functionality. Software and embedded systems are being tested individually and where necessary in an integrated manner with other systems, with dates advanced to simulate the Year 2000. All are being tested to reduce risk, but testing cannot comprehensively address all future combinations of dates and events.

     USEC depends on external parties, including electric power utilities, customers, suppliers, government agencies, and financial institutions, to reliably deliver products and services. To the extent that external parties experience Year 2000 problems, the demand for and the reliability of USEC's services may be adversely affected. USEC has adopted a phased approach to address external parties and the Year 2000 issue:

   - inventory, in which critical business relationships were identified; action planning, in which a series of actions and a time frame for monitoring

   -   expected compliance status were developed;

   - assessment, in which the likelihood of external party Year 2000 readiness is being evaluated; and

   - contingency planning, in which plans are being made to deal with the potential failure of an external party to be Year 2000 ready.

     Assessment of Year 2000 readiness of external parties will continue through calendar year 1999.

     USEC is assessing the progress of Year 2000 remediation efforts internally and externally to determine the scope of contingency planning necessary to reduce the risk. If the remediation schedule lags and cannot meet certain milestones, a contingency planning process would begin, and contingency plans would be implemented if a remediated system does not become available by the date it is needed. USEC is developing contingency plans for the potential failure of critical external parties to address their Year 2000 issues.

     USEC recognizes that, given the complex interaction of computing and communication systems, it is not possible to be certain that all efforts to have all critical systems Year 2000 ready will be successful. Irrespective of the progress of the Year 2000 project, USEC is preparing contingency plans. The plans take into account the possibility of multiple system failures, both internal and external, due to Year 2000 effects.

     There can be no assurance that such programs will identify and cure all software problems, or that entities on whom USEC relies for certain services integral to its business, such as the electric power suppliers, will successfully address all of their software and systems problems in order to operate without disruption in 2000.

     USEC expects its costs for software modifications and systems upgrades to resolve Year 2000 issues will amount to $14.6 million, of which $9.2 million had been incurred at March 31, 1999. Pursuant to USEC's financial accounting and reporting policies, purchased hardware and software costs are capitalized, and implementation costs, including consultants' fees, are charged against income as incurred.

POWER PURCHASES, CHANGING PRICES AND INFLATION

     The plants require substantial amounts of electricity to enrich uranium. USEC purchases firm and non-firm power to meet its production needs. Firm power and non-firm power represented 72% and 28%, respectively, of power purchased in the nine months ended March 31, 1999. Production costs increase to the extent that the market prices of firm and non-firm power rise. In the non-firm power market, prices are generally trending upward. USEC will manage its production levels and power purchases to reduce its exposure to this continuing fluctuation in non-firm power prices, although there can be no assurance that USEC will be successful in reducing such exposure. In addition, the price that USEC pays for firm power could increase if there were additional regulatory costs or unanticipated equipment failures at the power plants supplying the firm power to the plants.

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

                                    USEC INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments are reported on the balance sheet at March 31, 1999, and include cash and cash equivalents, accounts receivable and payable, and certain accrued liabilities, payables under the Russian Contract, the carrying amounts for which approximate fair value at March 31, 1999.

     On January 20, 1999, USEC refinanced $500.0 million of borrowings under the bank credit facility with $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The repayment schedule of senior notes, the balance sheet carrying amounts and related fair values at March 31, 1999, follow (millions):




                                     MATURITY DATES
                                   -------------------
                                   JANUARY    JANUARY      BALANCE SHEET       FAIR
                                    2006       2009       CARRYING AMOUNT      VALUE
                                   --------   --------    ---------------     -------
   Long-term debt:
      6.625% senior notes.....     $350.0                    $ 350.0          $ 344.4
      6.750% senior notes.....                $150.0           150.0            147.0
                                                            --------         --------
                                                             $ 500.0          $ 491.4
                                                             =======          =======

                                    USEC INC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     USEC held its annual meeting of shareholders on February 2, 1999. As of the December 4, 1998 record date, there were 100.0 million shares of common stock outstanding and entitled to vote. 90.6% of those shares were represented at the annual meeting.

     A board of seven directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting. There was no solicitation in opposition to the nominees proposed in the proxy statement, and there were no abstentions or broker non-votes.


                                                        FOR               AGAINST
                                                        ---               -------
        James R. Mellor, Chairman                    90,323,655           299,798
        Joyce F. Brown, Ph.D                         90,437,289           186,164
        Frank V. Cahouet                             90,457,405           166,048
        John R. Hall                                 90,461,255           162,198
        Dan T. Moore, III                            90,478,155           145,298
        William H. Timbers, Jr.                      90,471,455           151,998
        William H. White                             90,459,195           164,258

     The appointment of Arthur Andersen LLP as independent auditors for fiscal 1999 was ratified with 90,264,268 votes for (99.8% of votes cast) and 138,331 against (0.2% of votes cast). There were 220,854 abstentions and no broker non-votes.

     The USEC Inc. 1999 Equity Incentive Plan was adopted with 49,294,942 votes for (69.2% of votes cast) and 21,931,816 votes against (30.8% of votes cast). There were 388,115 abstentions and 19,008,580 broker non-votes.

     The USEC Inc. 1999 Employee Stock Purchase Plan was adopted with 67,493,704 votes for (94.7% of votes cast) and 3,754,209 votes against (5.3% of votes cast). There were 366,960 abstentions and 19,008,580 broker non-votes.

ITEM 5.  OTHER INFORMATION - ANNUAL MEETING

     USEC's next annual meeting of shareholders has been scheduled for November 3, 1999, approximately four months from the end of USEC's 1999 fiscal year. USEC expects to mail its proxy materials to shareholders for the annual meeting on or about September 20, 1999. Consequently, in order to be considered for inclusion in USEC's proxy statement for the annual meeting, proposals from shareholders must be received by the Secretary of USEC at Two Democracy Center, 6903 Rockledge Drive, Bethesda, Maryland 20817, not later than June 22, 1999. In addition, under USEC's Bylaws, in order to be timely, shareholders must give advance notice of nominations for director or other business to be addressed at the annual meeting, not later than the close of business on August 5, 1999 and not earlier than July 6, 1999.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     Exhibit 3 (ii), Bylaws of USEC Inc., as amended.

     Exhibit 27, Financial Data Schedule.

     There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                        SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   USEC INC.


May 6, 1999             By   /s/   Henry Z Shelton, Jr.
                            --------------------------
                                   HENRY Z SHELTON, JR.
                            Senior Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)