Form 10-K405
period 1999-06-30
USEC INC
filed 1999-09-10
CIK 1065059

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-14287

                                    USEC INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  52-2107911
   (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

           2 DEMOCRACY CENTER
   6903 ROCKLEDGE DRIVE, BETHESDA, MD                    20817
(Address of principal executive offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (301) 564-3200

           Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS             NAME OF EXCHANGE ON WHICH REGISTERED
 Common Stock, par value $.10 per share          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                      6.625% senior notes, due January 2006
                      6.750% senior notes, due January 2009

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of August 31, 1999, there were 97,576,440 shares of Common Stock, par value $.10 per share, issued and outstanding. As of August 31, 1999, the market value of the Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant's Common Stock as reported on the New York Stock Exchange was $1,055.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

================================================================================

                                    USEC INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
                                     PART I
Item 1.   Business...........................................................     3
Item 2.   Properties.........................................................    11
Item 3.   Legal Proceedings..................................................    12
Item 4.   Submission of Matters to a Vote of Security Holders................    12

          Executive Officers.................................................    13

                                PART II
Item 5.   Market for Common Stock and Related Shareholder Matters............    16
Item 6.   Selected Financial Data ...........................................    17
Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..........................................    19
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ........    32
Item 8.   Consolidated Financial Statements and Supplementary Data ..........    32
Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure........................................    32

                               PART III
Item 10.  Directors and Executive Officers...................................    33
Item 11.  Executive Compensation ............................................    33
Item 12.  Security Ownership of Certain Beneficial Owners and Management ....    33
Item 13.  Certain Relationships and Related Transactions ....................    33

                                PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...    33
Signatures...................................................................    37

Consolidated Financial Statements............................................ F-1 to F-19


                         -------------------------------


    This Annual Report on Form 10-K includes certain forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC's services, pricing trends in the uranium and enrichment markets, deliveries and costs under the Russian Contract, the availability and cost of electric power, USEC's ability to successfully execute its internal performance plans, the refueling cycles of USEC's customers, and the impact of any government regulation. Further, customer commitments under their contracts are based on customers' estimates of their future requirements.

PART I

ITEM 1.  BUSINESS

OVERVIEW

    USEC Inc. ("USEC"), a global energy company, is the world leader in the sale of uranium fuel enrichment services for commercial nuclear power plants. Uranium enrichment is a critical step in transforming uranium into fuel for nuclear reactors to produce electricity. USEC, including its wholly owned subsidiaries, was organized under Delaware law in connection with the privatization of the United States Enrichment Corporation, a corporation then wholly owned by the U.S. Government. In accordance with the 1996 USEC Privatization Act ("Privatization Act"), the assets and obligations were transferred to USEC, and USEC completed an initial public offering ("IPO") of common stock on July 28, 1998 (the "IPO Date"), thereby transferring all of the U.S. Government's interest in the business, with the exception of certain liabilities from prior operations of the U.S. Government. References to USEC include USEC's wholly owned subsidiaries as well as the predecessor to USEC unless the context requires otherwise.

SERVICES AND PRODUCTS

    USEC supplies uranium enrichment services and uranium to approximately 60 electric utilities for use in about 170 nuclear reactors. Substantially all of USEC's revenue is derived from the sale of uranium enrichment services with customers supplying uranium to be enriched. USEC also derives revenue from sales of natural uranium and enriched uranium product ("EUP"). USEC has a significant inventory of natural uranium which it may sell to customers as uranium or in the form of EUP.

    Generally, contracts with customers to provide separative work units (SWU) are long-term requirements contracts under which the customer is obligated to purchase a specified percentage of its enrichment services from USEC. Consequently, annual sales are dependent upon the customers' requirements for enrichment services, which are driven by nuclear reactor refueling schedules, reactor maintenance schedules, customers' considerations of costs, and regulatory actions. Under delivery optimization and other customer oriented programs, USEC advance ships enriched uranium to nuclear fuel fabricators for scheduled or anticipated orders from utility customers.

    Revenue from domestic customers represented 62% and revenue from foreign customers represented 38% of total revenue in fiscal 1999. No one customer accounted for more than 10% of revenue in fiscal years 1997, 1998 or 1999. Information with respect to revenue attributable to domestic and foreign customers is included in the Consolidated Financial Statements.

    As found in nature, uranium consists of three isotopes, the two principal ones being uranium-235 ("U(235)") and uranium-238 ("U(238)"). U(238) is the more abundant isotope, but is not fissionable. U(235) is the fissionable isotope, but its concentration in natural uranium is only about .711% by weight. Light water nuclear reactors, which are operated by most nuclear utilities in the world today, require low-enriched uranium fuel with a U(235) concentration in the range of 3% to 5% by weight. Uranium enrichment is the process by which the concentration of U(235) is increased to that level. The standard measure of effort or service in the uranium enrichment industry is separative work units or SWU. A SWU is the amount of effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U(235) isotope and the other depleted in the U(235) isotope.

BACKLOG

    Under USEC's contracts, customers are required to provide non-binding estimates of their SWU requirements to facilitate USEC's ability to plan for production requirements. Backlog is the aggregate dollar amount of enrichment services that USEC expects to sell pursuant to its long-term requirements contracts with utilities. Based on customers' estimates of their requirements as of June 30, 1999, USEC had long-term requirements contracts with utilities to provide uranium enrichment services aggregating $6.5 billion through fiscal 2010 (including $3.3 billion through fiscal 2002) compared with $6.9 billion at June 30, 1998.

VARIABILITY OF REVENUE AND OPERATING RESULTS

    Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 18 months (or in some cases up to 24 months). These schedules are in turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for fall refueling, spring refueling or for 18-month cycles alternating between both seasons. USEC provides customers from 10 to 30 days to take delivery of ordered product. Refueling orders typically average $14.0 million per customer order.

    Sales of uranium supplement revenue from sales of SWU. However, given the volatility in the uranium market, USEC may not be able to sell its inventory of uranium at anticipated prices and quantities. A decline in the market price of uranium below USEC's carrying cost could have an adverse effect on results of operations.

PLANT OPERATIONS - ELECTRIC POWER AND MATERIALS AND SUPPLIES

    USEC enriches uranium at two gaseous diffusion plants (the "plants") located in Paducah, Kentucky and near Portsmouth, Ohio. The gaseous diffusion process involves the passage of uranium in a gaseous form through a series of porous barriers. Uranium is continuously enriched in U(235) as it moves through the process. Because U(235) is lighter, it passes through the barrier more readily than does U(238), resulting in gaseous uranium that is enriched in U(235), the fissionable isotope.

    The plants require substantial amounts of electric power to enrich uranium. USEC acquires most of its electric power from two corporations, Ohio Valley Electric Corporation ("OVEC"), the main supplier to the Portsmouth plant, and Electric Energy, Inc. ("EEI"), the main supplier to the Paducah plant. The U.S. Department of Energy ("DOE") transferred to USEC the benefits of power purchase arrangements with OVEC and EEI (the "Electricity MOA"). USEC also has an agreement with the Tennessee Valley Authority for the purchase of non-firm power for the Paducah plant. Firm and non-firm power represented 70% and 30%, respectively, of power purchased in fiscal 1999. During certain periods, including the summer months when power costs are typically higher, almost all of the power supplied to the Paducah plant must be purchased at market-based rates because it is non-firm power. Depending on inventory levels and planned shipments, USEC reduces production at the Paducah plant when the cost of non-firm power is high.

    Equipment components (such as compressors, coolers, motors and valves) requiring maintenance are removed from the process and repaired or rebuilt on site at each of the plants. Common industrial components, such as the breakers, condensers and transformers in the electrical system, are procured as needed. Since the plants were constructed in the 1950s, some components and systems may no longer be produced, and spare parts may not be readily available. In these situations, replacement components or systems are identified, tested, and procured from existing commercial sources, or the plants' technical and fabrication capabilities are utilized to design and build replacements. Another source of replacement equipment has been DOE's Oak Ridge, Tennessee, enrichment facility, which has been shut down.

    The plants use freon as the primary process coolant. The production of freon in the United States was terminated December 31, 1995. Freon leaks from pipe joints, sight glasses, valves, coolers and condensers. Leakage from the plants is at about a 6% rate, resulting in leakage of 750,000 pounds of freon per year, a level that is within the limits set by the Environmental Protection Agency. USEC believes that its efforts to reduce freon losses and its strategic inventory of 2.0 million pounds of freon should be adequate to allow the plants to continue to utilize freon through at least calendar year 2001. A program is underway to validate an alternative coolant to be used once the freon inventory is depleted.

    Reductions in production equipment availability result from equipment failures and planned maintenance. In addition, USEC may elect to reduce equipment utilization if electric power is in short supply or prohibitively expensive. Paducah equipment utilization was 76% of planned capacity in fiscal 1999 due to the curtailment of production during the summer and early fall of 1998 to reduce the impact of high costs for electric power. Portsmouth equipment utilization was 74% of planned capacity due to equipment failures and increased maintenance requirements.

RUSSIAN CONTRACT

    USEC has been designated by the U.S. Government to act as its Executive Agent in connection with a government-to-government agreement between the United States and the Russian Federation under which USEC purchases SWU derived from dismantled Soviet nuclear weapons. In January 1994, USEC on behalf of the U.S. Government signed an agreement (the "Russian Contract") with AO Techsnabexport ("Tenex"), Executive Agent for the Russian Federation. Under the contract, USEC expects to purchase up to approximately 92 million SWU over a 20-year period.

    USEC has ordered 5.7 million SWU for delivery under the Russian Contract in calendar year 1999, of which 1.8 million SWU had been purchased as of June 30, 1999. SWU quantities and prices, subject to adjustment for U.S. inflation, have been established through calendar year 2001. Global market prices for SWU have declined below the price being paid for SWU under the Russian Contract. USEC has begun negotiations to align the Russian Contract with market pricing realities.

    In April 1997, USEC entered into a memorandum of agreement (the "Executive Agent MOA") with the United States Department of State and the DOE whereby USEC agreed to continue to serve as the U.S. Executive Agent following the privatization. Under the terms of the government-to-government agreement and the Executive Agent MOA, USEC can be terminated, or resign, as U.S. Executive Agent upon the provision of 30 days' notice. In the event of termination or resignation, USEC would have the right and the obligation to purchase SWU that is to be delivered during the calendar year of the date of termination and the following calendar year. The Executive Agent MOA also provides that the U.S. Government can appoint alternate or additional executive agents to carry out the government-to-government agreement.

ALTERNATIVE URANIUM ENRICHMENT TECHNOLOGIES

    AVLIS

    In June 1999, USEC suspended further development of an advanced uranium enrichment technology known as Atomic Vapor Laser Isotope Separation ("AVLIS"). In connection with a comprehensive review of operating and economic factors, USEC reexamined the AVLIS technology, performance, prospects, risks and growing financial requirements as well as the economic impact of competitive marketplace dynamics and concluded that the returns were not sufficient to outweigh the risks and ongoing capital expenditures necessary to develop and construct an AVLIS plant.

    USEC terminated AVLIS efforts with its contractors, implemented workforce reductions and is conducting an orderly ramp-down of AVLIS activities at Lawrence Livermore National Laboratory in California. The suspension of AVLIS resulted in a special charge of $34.7 million ($22.7 million or $.23 per share after tax) in fiscal 1999 for contract terminations, shutdown activities costs and employee severance and benefit arrangements. As all project development costs have been expensed, there was no asset write-off. Project development costs for AVLIS amounted to $133.7 million, $134.7 million and $103.9 million in fiscal years 1997, 1998 and 1999, respectively.

    Centrifuge

    During fiscal 2000, USEC plans to evaluate the availability and economics of centrifuge technology, an alternative enrichment technology currently used by some foreign competitors.

    SILEX

    In fiscal 1997, USEC entered into an exclusive agreement to explore an advanced laser-based enrichment technology called SILEX. USEC acquired the rights to the commercial utilization of the SILEX process. USEC is currently evaluating whether the SILEX technology has the potential to be deployed as an economic source of enrichment production in the early 21st century. The SILEX technology is in the early stage of research and development. USEC's spending on SILEX development activities amounted to $7.8 million, $2.0 million, and $2.5 million in fiscal years 1997, 1998 and 1999, respectively.

COMPETITION

    The highly competitive global uranium enrichment industry has four major producers:
     o    USEC;
     o Urenco, a consortium of British and Dutch governments and private German utilities;
     o Eurodif, a multinational consortium controlled by the French government; and
     o    Tenex, a Russian government entity.

    USEC has experienced intense price competition from Urenco and Eurodif, both of which have been aggressive in their attempts to increase market share in the United States.

    There are also smaller suppliers in China and Japan that primarily serve only a portion of their respective domestic markets. While there are only a few primary suppliers, there is an excess of production capacity as well as an additional supply of enriched uranium that is available for commercial use from the dismantlement of nuclear weapons in the former Soviet Union and the

United States. Much of this excess capacity is held by Tenex, that is subject to certain trade restrictions on sales in the U.S. and other markets. USEC also holds significant excess capacity. All of USEC's competitors are owned or controlled by foreign governments which may make business decisions influenced by political and economic policy considerations rather than solely on prevailing market conditions. USEC believes that a significant portion of the world market may be closed to USEC because purchasers in certain areas may favor their local producers, due to government influence or other political considerations. In addition, there have been recent decisions by certain European utilities to liquidate strategic SWU inventories.

    Urenco, Tenex, and Japan Nuclear Fuels Limited ("JNFL") use centrifuge technology that requires a higher initial capital investment but has lower operating costs than current gaseous diffusion technology. USEC believes that Urenco and JNFL have expansion plans which, if implemented, could increase world capacity by 3.6 million SWU by 2006. Eurodif and JNFL have announced that they are exploring new enrichment technologies.

    Global enrichment suppliers compete primarily in terms of price, and secondarily on reliability of supply and customer service. USEC is committed to being competitive on price and delivering superior customer service. USEC believes that customers are attracted to its reputation as a reliable long-term supplier of enriched uranium and intends to continue strengthening this reputation.

NUCLEAR REGULATORY COMMISSION - REGULATION

    The plants are certified and regulated extensively by the Nuclear Regulatory Commission ("NRC"). The NRC issued Certificates of Compliance to USEC for the operation of the plants in November 1996 and began regulatory oversight in March 1997. The term of the NRC certification of the plants has been renewed for a five-year period ending December 2003. The NRC found the plants to be generally in compliance with its regulations. However, exceptions were noted in certain compliance plans which set forth binding commitments for actions and schedules to achieve full compliance (the "Compliance Plan"). Over 94% of the Compliance Plan actions were completed as of June 30, 1999.

    The Compliance Plan requires the Paducah plant to complete seismic upgrading of the two main process buildings to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. The Paducah plant is located near the New Madrid fault line. Capital expenditures for seismic improvements amounted to $21.0 million in fiscal 1999, and additional capital expenditures of $20.5 million are expected in fiscal 2000 to complete the upgrades. Until the modifications are completed, USEC continues to maintain strict limits on operations in those buildings to minimize the amount of material that could be released in the unlikely event of an earthquake.

    The Compliance Plan required USEC to update a DOE analysis to determine the appropriate earthquake level for the evaluation of equipment and structures at the Paducah plant. USEC has submitted this updated analysis and it is currently being reviewed by the NRC. Depending on the results of this review and the application of NRC's backfit requirements, additional seismic upgrades to the process buildings and other site structures and components may need to be implemented.

    The NRC has the authority to issue Notices of Violation for violations of the Atomic Energy Act of 1954, NRC regulations, conditions of a certificate, Compliance Plan, or Order. The NRC has the authority to impose civil penalties for certain violations of its regulations. In fiscal 1999, USEC received Notices of Violations for certain violations of these regulations and certificate conditions, none of which exceeded $100,000. USEC does not expect that any proposed notices it has received will have a material adverse effect on its financial position or results of operations. In each case, USEC took corrective action to bring the facilities into compliance with NRC regulations and identified long-term improvements as well.

ENVIRONMENTAL MATTERS

    USEC's operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. USEC's operations generate low-level radioactive waste that is stored on-site or is shipped off-site for disposal at a commercial facility. In addition, USEC's operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal. Because of limited treatment and disposal capacity, some mixed waste is being temporarily stored at DOE's permitted storage facilities at the plants. USEC has entered into consent decrees with the States of Kentucky and Ohio which permit the continued storage of mixed waste at DOE's permitted storage facilities at the plants and provide for a schedule for sending the waste to off-site treatment and disposal facilities, generally by the end of calendar year 2000.

    USEC's operations generate depleted uranium that is currently being stored at the plants. All liabilities arising out of the disposal of depleted uranium generated before the IPO Date are direct liabilities of DOE. Additionally, the Privatization Act requires DOE, upon USEC's request, to accept for disposal the depleted uranium generated after the IPO Date in the event that depleted uranium is determined to be a low-level radioactive waste, provided USEC reimburses DOE for its costs. In June 1998, USEC paid DOE $50.0 million in consideration for DOE assuming responsibility for a certain amount of depleted uranium generated by USEC over the period October 1998 to September 2005.

    The plants were operated by agencies of the U.S. Government for approximately 40 years prior to July 28, 1998. As a result of such operation of the plants, there is contamination and other potential environmental liabilities. The Paducah plant has been designated as a Superfund site, and both plants are undergoing investigations under the Resource Conservation and Recovery Act. Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants. The Privatization Act and the Lease Agreement (defined below) provide that DOE remains responsible for decontamination and decommissioning of the plants.

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information on operating costs and capital expenditures relating to environmental matters.

OCCUPATIONAL SAFETY AND HEALTH

    USEC's operations are subject to regulations of the U.S. Occupational Safety and Health Administration governing worker health and safety. USEC maintains a comprehensive worker safety program that continually monitors key components of the workplace environment, resulting in a solid worker safety record.

FOREIGN TRADE MATTERS

    USEC's exports to utilities located in countries comprising the European Union take place within the framework of an agreement (the "EURATOM Agreement") for cooperation between the United States and the European Atomic Energy Community, which permits USEC to export low enriched uranium to the European Union for as long as the EURATOM Agreement is in effect.

    USEC exports to utilities in other countries under similar agreements for cooperation. If any such agreements lapse, terminate or are amended such that USEC could not make sales or deliver enriched uranium to such jurisdictions, it could have a material adverse effect on USEC's financial position and results of operations.

    In 1991, U.S. producers of uranium and uranium workers filed a petition with the U.S. Department of Commerce ("Commerce") alleging that uranium from countries of the then-Soviet Union was being dumped (i.e. sold at unfair prices) in the United States. A preliminary determination was issued that uranium imported from Russia and several other former Soviet republics was being dumped in the United States. Those and future imports were exposed to the risk of high U.S. antidumping duties if Commerce issued an affirmative final dumping determination and if the U.S. International Trade Commission ("ITC") also determined that those imports were causing or threatening material injury to the U.S. industry. The antidumping investigations of imports of uranium from Russia, Kazakhstan, Kyrgyzstan, Tajikistan, Ukraine, and Uzbekistan were suspended as a result of suspension agreements between Commerce and the respective governments which limited imports of all forms of uranium, including enriched uranium.

    In January 1999, the antidumping duty investigation of uranium from Kazakhstan was reinitiated as a result of the Government of Kazakhstan's unilateral termination of the suspension agreement covering imports of uranium from Kazakhstan. In June 1999, Commerce issued its final determination, which concluded that imports of uranium from Kazakhstan were likely to be sold at less than fair value in the United States. In July 1999, the ITC determined that imports of uranium from Kazakhstan had not materially injured, nor did they threaten to injure the domestic uranium industry. As a result, no restrictions or duties are being imposed on uranium imports from Kazakhstan and the antidumping duty investigation of uranium from Kazakhstan has been terminated. USEC has appealed the ITC determination. In addition, USEC has filed a request with Commerce that it clarify that the stockpile of enriched uranium product located in Kazakhstan at the time of the dissolution of the Soviet Union is of Russian origin and thus, falls under the Russian suspension agreement. This stockpile is believed to be over 2.0 million SWU that may present a new source of competition to USEC. If Commerce decides that this enriched uranium is not subject to the Russian suspension agreement, it could be sold in the U.S. market, which could depress market prices further, adversely impacting USEC's profitability.

    The suspension agreements with Tajikistan and Ukraine have been terminated, and imports of uranium from Ukraine are currently subject to antidumping duties. The suspension agreements with Russia and Uzbekistan remain in force until March 31, 2004 and October 12, 2004, respectively, unless terminated earlier, such as through the "sunset" review process described below or by a request for termination by one of the governmental signatories. The suspension agreement with Kyrgyzstan remains in force through October 15, 2002 unless terminated earlier.

    The "sunset" review of the uranium suspension agreements with Kyrgyzstan, Russia and Uzbekistan and the antidumping order of imports of uranium from Ukraine commenced on August 2, 1999. Commerce initiated the "sunset" review process which requires (1) Commerce to determine whether termination of a suspension agreement or revocation of an antidumping order is likely to lead to a continuation or recurrence of dumping, and (2) the ITC to determine whether such termination or revocation is likely to lead to a continuation or recurrence of material injury to the relevant U.S. industry. If either Commerce or the ITC do not make the requisite determinations with respect to a suspension agreement or antidumping order limiting imports of uranium from a particular country, the agreement will be terminated or the order will be revoked, and uranium from that country could be imported without trade restrictions. If restrictions on imports of uranium are revoked as a result of this "sunset" review process, USEC would face significantly increased competition and market prices could be further depressed, adversely impacting profitability.

CERTAIN ARRANGEMENTS INVOLVING THE U.S. GOVERNMENT

    Pursuant to an agreement with the United States Treasury Department, USEC has committed to continue operation of the plants until at least January 2005, subject to limited exceptions, including:
      o events beyond the reasonable control of USEC, such as natural disasters;
      o  a decrease in annual worldwide demand to less than 28 million SWU;
      o a decline in the average price for all SWU under USEC's long-term firm contracts to less than $80 per SWU (in 1998 dollars);
      o a decline in the operating margin to below 10% in a consecutive twelve-month period;
      o a decline in the interest coverage ratio to below 2.5x in a consecutive twelve-month period; or
      o if the long-term corporate credit rating of USEC is, or is reasonably expected in the next twelve months to be, downgraded below an investment grade rating.

    None of the exceptions to USEC's obligation to operate the plants has occurred. Based on information known, USEC does not anticipate that the average SWU price under its long-term firm contracts is likely to fall below $80 per SWU (in 1998 dollars) in the near future.

    In addition, USEC committed:
      o to the extent commercially practicable, to take steps reasonably calculated in good faith to ensure that workforce reductions at the plants through fiscal 2000 are conducted in a manner consistent with USEC's strategic plan and do not exceed 500 employees; and
      o to the extent commercially practicable, in each of fiscal years 1999 and 2000, to seek to achieve such workforce reductions through a program of voluntary separation before instituting a program of involuntary separation.

    In connection with the privatization of USEC, the U.S. Government established an enrichment oversight committee to monitor and coordinate the U.S. interests relating to USEC's business in furtherance of:
      o the full implementation of the government-to-government agreement relating to the disposition of Russian highly enriched uranium;
      o the application of statutory, regulatory and contractual restrictions on foreign ownership, control or influence of USEC;
      o the development and implementation of U.S. Government policy regarding uranium enrichment and related technologies, processes and data; and
      o the collection and dissemination of information within the U.S. Government relevant to the foregoing objectives.

    In June 1998, USEC entered into a memorandum of agreement with DOE which establishes annual and quarterly reporting requirements for USEC in support of the oversight committee's purposes.

    USEC is a party to other arrangements with the U.S. Government, including the Executive Agent MOA, the Lease Agreement (defined below) and the Electricity MOA.

EMPLOYEES

    As of June 30, 1999, USEC had 3,960 employees including 3,790 at the plants (2,100 at Portsmouth and 1,690 at Paducah) and 170 at headquarters in Bethesda, Maryland. At the plants, 3,300 employees are involved in enrichment operations and construction activities, and the remainder are involved primarily in DOE-funded activities. Two labor unions represent 48% of the employees at the plants.

ITEM 2.  PROPERTIES

    The Paducah and Portsmouth plants are among the largest industrial facilities in the world. The process buildings at the two plants have a total floor area of 330 acres and a ground coverage of 167 acres. Although the plants must be continuously operated, the plants are designed so that groups of equipment can be taken off line with little or no interruption in the process.

    The Paducah plant is located in McCracken County in western Kentucky, consists of four process buildings, and has been in continuous operation since September 1952. The Paducah plant has been certified by the NRC to produce low enriched uranium up to 2.75% U(235) and has a design capacity of 11.3 million SWU per year. Uranium enriched at the Paducah plant is shipped to the Portsmouth plant for further enrichment.

    The Portsmouth plant is located in Pike County in south central Ohio, consists of three process buildings, and has been in continuous operation since 1956. The plant has been certified by the NRC to produce low enriched uranium to a maximum of 10% U(235) and has a design capacity of 7.4 million SWU per year.

    The plants are operated at levels significantly below design capacity. As the volume of purchased SWU under the Russian Contract has increased, USEC has operated the plants at significantly lower production levels. In addition, production levels vary based on the cost and availability of electric power.

    USEC continuously upgrades the plants. In fiscal 1999, USEC spent $51.1 million for capital expenditures, including $21.0 million for seismic upgrades at the Paducah plant.

    USEC leases most, but not all, of the buildings and facilities at the plants from DOE pursuant to a lease agreement dated as of July 1, 1993 (the "Lease Agreement"). At its sole option, USEC has the right to extend the Lease Agreement indefinitely, with respect to either or both plants, for successive renewal periods. In June 1997, USEC renewed the Lease Agreement for both plants for an additional five-year term expiring on June 30, 2004. USEC may terminate the Lease Agreement, with respect to one or both plants, by providing two years' prior notice to DOE. USEC may increase or decrease the property under the Lease Agreement to meet its changing requirements. Within the contiguous tracts, certain buildings, facilities and areas related to environmental restoration and waste management have been retained by DOE and are not leased to USEC.

    Lease Agreement costs include a base rent representing DOE's costs in administering the Lease Agreement, including costs relating to administration of the electric power contracts and costs relating to DOE's regulatory oversight of the plants. Costs under the Lease Agreement were $2.7 million in fiscal 1999. At termination of the Lease Agreement, USEC may leave the property in "as is" condition, but must remove all waste generated by USEC, which is subject to off-site removal, and must place the plants in a safe shutdown condition. DOE is responsible for the costs of decontamination and decommissioning of the plants. If removal of any of USEC's capital improvements increases DOE's decontamination and decommissioning costs, USEC is required to pay such increases. Title to capital improvements not removed by USEC will automatically be transferred to DOE at the end of the Lease Agreement term.

    Under the Lease Agreement, DOE is required to indemnify USEC for costs and expenses related to claims asserted against or incurred by USEC arising out of DOE's operation, occupation or use of the plants. DOE activities at the plants are focused primarily on environmental restoration and waste management and management of depleted uranium. DOE is required to indemnify USEC against claims for public liability (i) arising out of or in connection with activities under the Lease Agreement, including domestic transportation and (ii) arising out of or resulting from a nuclear incident or precautionary evacuation. DOE's obligations are capped at the $9.4 billion statutory limit set forth in the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States.

    In addition to the plants, USEC leases its corporate headquarters office space in Bethesda, Maryland, under a lease expiring November 2008. USEC also leases office space in the District of Columbia.

ITEM 3.  LEGAL PROCEEDINGS

    USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on USEC's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS

    Executive officers at June 30, 1999, are as follows:


                                   AGE AT
           NAME                 JUNE 30, 1999          POSITION
           ----                 -------------          --------
    William H. Timbers, Jr.        49             President and Chief
                                                  Executive Officer

    George P. Rifakes              65             Senior Executive Vice
                                                  President

    James H. Miller                50             Executive Vice President

    Jeffry E. Sterba               44             Executive Vice President

    Robert J. Moore                42             Senior Vice President and
                                                  General Counsel

    Henry Z Shelton, Jr.           55             Senior Vice President and
                                                  Chief Financial Officer

    James N. Adkins, Jr.           63             Vice President, Production

    J. William Bennett             52             Vice President, Advanced
                                                  Technology

    William J. Bruttaniti          50             Vice President and Chief
                                                  Information Officer

    Gary G. Ellsworth              51             Vice President, Government
                                                  Relations

    Richard O. Kingdon             44             Vice President, Strategic
                                                  Analysis

    Philip G. Sewell               53             Vice President, Corporate
                                                  Development and
                                                  International Trade

    Darryl A. Simon                42             Vice President, Human
                                                  Resources and Administration

    Robert Van Namen               38             Vice President, Marketing and
                                                  Sales

    Charles B. Yulish              62             Vice President, Corporate
                                                  Communications

    Officers serve at the pleasure of the Board of Directors.

    William H. Timbers, Jr. has been President and Chief Executive Officer of USEC since 1994. He was appointed USEC Transition Manager in March 1993 by President Clinton. Prior to this appointment, Mr. Timbers was President of The Timbers Corporation, an investment banking firm based in Stamford, Connecticut, from 1991 to 1993. Before that, he was a Managing Director of the investment banking firm of Smith Barney, Harris & Co, Inc. in New York and San Francisco.

    George P. Rifakes is the Senior Executive Vice President of USEC. Since 1993 he served as Executive Vice President, Operations. Prior to joining USEC, Mr. Rifakes was Vice President of Commonwealth Edison Company in Chicago, Illinois, where he was employed since 1957 with responsibilities in corporate planning, purchasing, fuel, economic analysis, and least-cost planning and marketing. He also served as President of the Cotter Corporation, a wholly-owned uranium subsidiary of Commonwealth Edison, from 1976 to 1992.

    James H. Miller has been Vice President, Production of USEC since September 1995 and Executive Vice President since January 1999. Before joining USEC, Mr. Miller was President of ABB Environmental Systems, Inc. From 1993 to 1994, he served as President of U.C. Operating Services, a joint venture subsidiary of Louisville Gas & Electric and Baltimore Gas & Electric Company. From 1986 to 1993, he worked for ABB Resource Recovery Systems, serving as President from 1990 to 1993.

    Jeffry E. Sterba joined USEC as Executive Vice President in January 1999. Prior to this appointment, Mr. Sterba spent 21 years at Public Service Company of New Mexico, most recently serving as Executive Vice President and Chief Operating Officer.

    Robert J. Moore has been Senior Vice President and General Counsel of USEC since January 1999; Vice President and General Counsel since 1994; and General Counsel and Secretary since 1993. Mr. Moore was appointed to senior legal and policy positions, serving as Director of the California Governor's Office in Washington, D.C. and as General Counsel to two Presidential and Congressional Commissions.

    Henry Z Shelton, Jr. has been Senior Vice President and Chief Financial Officer of USEC since January 1998. From 1993 to 1998, he served as Vice President, Finance and Chief Financial Officer. From 1989 to 1993, Mr. Shelton served as a Board member and Vice President, Finance for Sun International Exploration and Production Company, a subsidiary of the Sun Company, Inc., headquartered in London, England. Previously, Mr. Shelton worked for the Sun Company organization for 23 years.

    James N. Adkins, Jr. was appointed Vice President, Production of USEC in January 1999. From 1994 to 1999, he was Manager, Production Support. Before joining USEC, Mr. Adkins was a Division Vice President and General Manager at Halliburton NUS Corporation from 1989 to 1994. Prior to joining the private sector, Mr. Adkins completed 29 years of service in the United States Navy, attaining the rank of captain. As a nuclear submarine officer, he commanded a nuclear ballistic missile submarine and submarine squadron in Holy Loch, Scotland.

    J. William Bennett has been Vice President, Advanced Technology of USEC since 1994. From 1993 to 1994 he served as Vice President, Production of USEC. Immediately before joining USEC, he served as Director of DOE's Office of Uranium Enrichment Operations. Prior to that, he was Director of DOE's Office of Light Water Reactor Technology. Mr. Bennett has served in the U.S. Government for 30 years in various positions of increasing responsibility.

    William J. Bruttaniti joined USEC as Vice President and Chief Information Officer in October 1998. Prior to this appointment, Mr. Bruttaniti spent more than two years as a senior manager with KPMG Peat Marwick LLP, most recently serving as interim Chief Information Officer for USEC on a consultancy basis. From 1991 to 1996, Mr. Bruttaniti served as the Chief Information Officer for U.S. Industries, a consumer products manufacturer.

    Gary G. Ellsworth joined USEC as Vice President, Government Relations in January 1999. Prior to this appointment, Mr. Ellsworth spent 21 years on Capitol Hill, most recently serving as Chief Counsel, U.S. Senate Committee on Energy and Natural Resources.

    Richard O. Kingdon has been Vice President, Strategic Analysis of USEC since January 1999. Prior to this, he served as Vice President, Marketing and Sales of USEC since 1993. Prior to joining USEC, Mr. Kingdon was Director, Strategic Planning, at Otis Elevator Company, a division of the United Technologies Corporation. From 1990 to 1993, he was Director, Sales and Marketing, for the Otis United Kingdom operation. Prior to 1990, Mr. Kingdon was a Manager in the consulting firm of Bain & Company.

    Philip G. Sewell has been Vice President, Corporate Development and International Trade of USEC since April 1998, and Vice President, Corporate Development of USEC since 1993. From 1987 to 1993, Mr. Sewell served as Deputy Assistant Secretary of DOE and was responsible for the overall management of the uranium enrichment program. Mr. Sewell served in the U.S. Government for 28 years in various positions of increasing responsibility.

    Darryl A. Simon joined USEC as Vice President, Human Resources and Administration in August 1997. Prior to this appointment, Mr. Simon spent seven years with Manor Care Health Services based in Gaithersburg, Maryland, most recently serving as Vice President, Human Resources Planning and Leadership Development. Prior to Manor Care, he held human resources management assignments of increasing responsibility within various industries and organizations.

    Robert Van Namen joined USEC as Vice President, Marketing and Sales in January 1999. Prior to this appointment, Mr. Van Namen spent 14 years with Duke Power Company, most recently serving as Manager of the Nuclear Fuel Management Section.

    Charles B. Yulish has been Vice President, Corporate Communications of USEC since 1995. Immediately before joining USEC, Mr. Yulish was Executive Vice President and Managing Director of E. Bruce Harrison Co. Prior to joining E. Bruce Harrison Co. in 1993, he served as partner of Holt, Ross and Yulish. Both companies are energy and environmental public relations firms.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    USEC's common stock has been publicly traded on the New York Stock Exchange under the symbol "USU" since July 23, 1998. The high and low sales prices and cash dividends paid follow:


                                                 HIGH          LOW     CASH DIVIDENDS PAID
                                                 ----          ---     -------------------
July 23 to September 30, 1998 ............    $   16.31    $   13.00      $     --
October 1 to December 31, 1998 ...........        15.75        13.19          .275
January 1 to March 31, 1999 ..............        15.19        13.00          .275
April 1 to June 30, 1999 .................        14.88         9.88          .275

    There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At June 30, 1999, there were 99,176,000 shares of common stock issued and outstanding. No preferred shares have been issued. There were approximately 39,000 beneficial holders of common stock as of June 30, 1999.

    USEC pays quarterly cash dividends on outstanding shares of common stock at an annual rate of $1.10 per share. The quarterly dividend of $.275 per share was paid in December 1998, March 1999 and June 1999. The declaration of dividends is subject to the discretion of the Board of Directors and depends, among other things, on the results of operations, financial condition, cash requirements, any restrictions imposed by financing arrangements and any other factors deemed relevant by the Board of Directors at that time.

    In June 1999, the Board of Directors approved a share repurchase program of up to 10.0 million shares of common stock over 24 months. The repurchase is being funded through internal cash flow, augmented by short-term borrowings as needed. The Board action authorizes the purchase of shares from time to time on the open market or through privately negotiated transactions. In fiscal 1999, repurchases of common stock amounted to $14.8 million.

    USEC's Certificate of Incorporation (the "Charter") sets forth certain restrictions on foreign ownership of securities, including a provision prohibiting foreign persons (as defined in the Charter) from collectively having beneficial ownership of more than 10% of the voting securities. The Charter also contains certain enforcement mechanisms with respect to the foreign ownership restrictions, including suspension of voting rights, redemption of such shares and/or the refusal to recognize the transfer of shares on the record books of USEC.

    USEC entered into an agreement with the U.S. Treasury Department, pursuant to which USEC made the following commitments, among others:
      o to abide by the Privatization Act provisions, including the provision which prohibits any person from acquiring more than 10% of the outstanding voting stock for a three-year period after the IPO Date; and
      o not to sell or transfer all or substantially all of the uranium enrichment assets or operations of USEC during the three-year period after the IPO Date.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations. Selected financial data as of and for each of the fiscal years in the five-year period ended June 30, 1999, have been derived from the Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants.


                                                                                       YEARS ENDED JUNE 30,
                                                            ---------------------------------------------------------------------
                                                                1995          1996          1997         1998           1999
                                                                ----          ----          ----         ----           -----
                                                                             (MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
Revenue
    Domestic ........................................       $  1,001.9    $    901.6    $    950.8    $    896.2     $    947.6
    Asia ............................................            485.5         441.3         487.5         442.8          455.2
    Europe and other ................................            123.3          69.9         139.5          82.2          125.8
                                                            ----------    ----------    ----------    ----------     ----------
                                                               1,610.7       1,412.8       1,577.8       1,421.1        1,528.6
Cost of sales .......................................          1,088.1         973.0       1,162.3       1,062.1        1,182.0
                                                            ----------    ----------    ----------    ----------     ----------
Gross profit ........................................            522.6         439.8         415.5         359.1          346.6
Special charges: ....................................
    Suspension of development of AVLIS technology....             --            --            --            --             34.7(1)
    Workforce reductions and privatization costs.....             --            --            --            46.6(2)        --
Project development costs ...........................             49.0         103.6         141.5         136.7          106.4
Selling, general and administrative .................             27.6          36.0          31.8          34.7           40.3
                                                            ----------    ----------    ----------    ----------     ----------
Operating income ....................................            446.0         300.2         242.2         141.1          165.2
Interest expense ....................................             --            --            --            --             32.5(3)
Other (income) expense, net .........................             (1.5)         (3.9)         (7.9)         (5.2)         (16.8)
                                                            ----------    ----------    ----------    ----------     ----------
Income before income taxes ..........................            447.5         304.1         250.1         146.3          149.5
Provision (benefit) for income taxes ................             --            --            --            --             (2.9)(4)
                                                            ----------    ----------    ----------    ----------     ----------
Net income ..........................................            447.5         304.1         250.1         146.3     $    152.4
                                                            ==========    ==========    ==========    ==========     ==========
Net income per share-basic and diluted ..............                                                                       152
Dividends per share .................................                                                                $     .825
Average number of shares outstanding ................                                                                      99.9

--------------------------

(1) Special charges of $34.7 million ($22.7 million or $.23 per share after tax) in fiscal 1999 are for contract terminations, shutdown activities costs and employee severance and benefit arrangements related to the suspension of development of the AVLIS enrichment technology. Since all project development costs were charged to expense, there was no asset write-off.

(2) Special charges of $46.6 million in fiscal 1998 are for costs related to the privatization and certain severance and transition benefits in connection with workforce reductions at the production plants.

(3)    Prior to the IPO Date, USEC had no debt.

(4) USEC became subject to federal, state and local income taxes at the IPO Date. The provision for income taxes in fiscal 1999 includes a special income tax benefit of $54.5 million ($.54 per share) for deferred income tax benefits that arise from the transition to taxable status. Excluding the special tax benefit, the provision for income taxes was $51.6 million in fiscal 1999 and reflects an effective tax rate of 34.5%.


                                                                   AS OF JUNE 30,
                                        --------------------------------------------------------------
                                          1995         1996        1997           1998            1999
                                          ----         ----        ----           ----            ----
                                                                     (MILLIONS)

BALANCE SHEET DATA
Cash and cash equivalents .........     $1,227.0     $1,125.0     $1,261.0     $1,177.8(1)     $   86.6

Inventories:
   Current assets:
     Separative work units ........     $  517.7     $  586.8     $  573.8     $  687.0        $  648.8
     Uranium (2) ..................        165.5        150.3        131.5        184.5           160.1
     Materials and supplies .......         19.8         15.7         12.4         24.8            22.8
   Long-term assets ...............        115.5        199.7        103.6        561.0           574.4
                                        --------     --------     --------     --------        --------
         Inventories, net .........     $  818.5     $  952.5     $  821.3     $1,457.3        $1,406.1
                                        ========     ========     ========     ========        ========
Total assets ......................     $3,216.8     $3,356.0     $3,456.6     $3,471.3        $2,360.2

Short-term debt ...................         --           --           --           --              50.0

Long-term debt ....................         --           --           --           --             500.0

Other liabilities .................        383.2        427.4        451.8        503.3(3)        195.0

Stockholders' equity ..............      1,937.5      2,121.6      2,091.3      2,420.5(1)      1,135.4

---------------------------------

(1) An exit dividend of $1,709.4 million was paid to the U.S. Treasury at the IPO Date.

(2)    Excludes uranium provided by and owed to customers.

(3) Other liabilities include accrued liabilities for the disposition of depleted uranium. Pursuant to the Privatization Act, depleted uranium generated by USEC through the IPO Date was transferred to DOE, and the accrued liability of $373.8 million at the IPO Date was transferred to stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report.

OVERVIEW

    USEC, a global energy company, is the world leader in the sale of uranium fuel enrichment services for commercial nuclear power plants, with approximately 73% of the North American market and approximately 35% of the world market. Uranium enrichment is a critical step in transforming uranium into fuel for nuclear reactors to produce electricity. Based on customers' estimates of their requirements and certain other assumptions, including estimates of inflation rates, at June 30, 1999, USEC had long-term requirements contracts with utilities to provide uranium enrichment services aggregating $6.5 billion through fiscal 2010 (including $3.3 billion through fiscal 2002) compared with $6.9 billion at June 30, 1998.

    Agreements with electric utilities are generally long-term requirements contracts under which customers are obligated to purchase a specified percentage of their requirements for uranium enrichment services. Customers, however, are not obligated to make purchases or payments if they do not have any requirements. There is a trend for contracts with shorter terms that is expected to continue, with the newer contracts generally containing terms in the range of 3 to 7 years.

    Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 18 months (or in some cases up to 24 months), and are in turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for fall refueling, spring refueling or for 18-month cycles alternating between both seasons. In addition, USEC provides customers from 10 to 30 days to take delivery of ordered product. The timing of larger orders for initial core requirements for new nuclear reactors also can affect operating results.

    USEC is the Executive Agent of the U.S. Government under a government-to-government agreement to purchase the SWU component of enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. Global market prices for SWU have declined below the price being paid for SWU under the Russian Contract. USEC has begun negotiations to align the Russian Contract with market pricing realities. Cost of sales has been, and will continue to be, adversely affected by amounts paid to purchase SWU under the Russian Contract; since the volume of Russian SWU purchases has increased, USEC has operated the plants at lower production levels resulting in higher unit production costs.

    Revenue

    Substantially all of USEC's revenue is derived from the sale of uranium enrichment services, denominated in SWU. Although customers may buy enriched uranium product without having to supply uranium, a significant portion of USEC's contracts are for enriching uranium provided by customers. Because orders for enrichment to refuel customer reactors (1) occur once in 12, 18 or 24 months and (2) are large in amount averaging $14.0 million per order, the percentage of revenue attributable to any customer or group of customers from a particular geographic region can vary significantly quarter-by-quarter or year-by-year. However, customer requirements and orders over the longer term are more predictable. USEC estimates that about two-thirds of the nuclear reactors under contract operate on refueling cycles of 18 months or less, and the remaining one-third operate on refueling cycles greater than 18 months.

    Recent industry and global economic developments have intensified the effects of production over-capacity and continuing lower prices for SWU. These developments include:
      o  the adverse impact of the strengthening U.S. dollar;
      o recent decisions by certain European utilities to liquidate strategic SWU inventories;
      o  termination of the Kazakhstan suspension agreement; and
      o  heightened price competition among uranium enrichment suppliers.
In addition to excess production capacity, certain suppliers have announced technology-driven plans to expand capacities.

    USEC's financial performance over time can be significantly affected by changes in the market price for SWU. As older customer contracts expire, USEC's backlog becomes more heavily weighted with newer contracts having lower prices. As a result, average SWU prices have been declining.

    USEC anticipates the trend toward lower prices and shorter contract terms will continue, due to increased competition among uranium enrichment suppliers for new SWU commitments. As a result of these market dynamics and USEC's current cost structure, including increased purchases under the Russian Contract, USEC did not obtain its traditional share of new SWU commitments resulting in some decrease in its worldwide market share. To address this trend, USEC is placing a high priority on numerous initiatives to further reduce costs and increase USEC's competitiveness.

    USEC's enrichment contracts are denominated in U.S. dollars, and while revenue is not directly affected by changes in the foreign exchange rate of the U.S. dollar, USEC may have a competitive price disadvantage or advantage depending upon the strength or weakness of the U.S. dollar. This is because the primary competitors' costs are denominated in the major European currencies.

    Revenue could be negatively impacted by actions of the Nuclear Regulatory Commission suspending operations at domestic utility customer reactors under contract with USEC. In addition, business decisions by utilities that take into account economic factors, such as the price and availability of alternate fossil fuels, the need for generating capacity and the cost of maintenance could result in suspended operations or early shutdowns of some reactors under contract with USEC.

    Cost of Sales

    Cost of sales is based on the quantity of SWU sold during the period and is dependent upon production costs at the plants and purchase costs under the Russian Contract. Production costs consist principally of electric power (representing 57% of production costs in fiscal 1999), labor and benefits, depleted uranium disposition costs, materials, and maintenance and repairs. Under the monthly moving average inventory cost method, an increase or decrease in production or purchase costs will have an effect on costs of sales over future periods.


    USEC purchases a significant portion of its electric power based on long-term contracts with dedicated power generating facilities. The cost of firm power, which represented 70% of power purchased in fiscal 1999, is based on actual costs incurred by Ohio Valley Electric Corporation ("OVEC"), the main supplier to the Portsmouth, Ohio plant, and Electric Energy, Inc. ("EEI"), the main supplier to the Paducah, Kentucky plant. During certain periods, including the summer months when power costs are typically higher, almost all of the power supplied to the Paducah plant must be purchased at market-based rates because it is non-firm power. Depending on inventory levels and planned shipments, USEC reduces production at the Paducah plant when the cost of non-firm power is high. Non-firm power costs vary seasonally with rates being higher during winter and summer as a function of the extremity of the weather and as a function of demand during peak and off-peak times. In the non-firm power market, prices are generally trending upward with higher levels of volatility. Firm power costs vary depending on operating and capital costs incurred by OVEC and EEI. Capital costs at the power generating facilities may increase resulting in higher costs for firm power.

    USEC accrues estimated costs for the future disposition of depleted uranium generated as a result of its operations. Costs are dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. USEC stores depleted uranium at the plants and continues to evaluate various proposals for its disposition.

    USEC leases most, but not all, of the buildings and facilities at the plants at favorable terms from DOE pursuant to a lease agreement (the "Lease Agreement"). Upon termination of the Lease Agreement, USEC is responsible for certain lease turnover activities at the plants. Lease turnover costs are accrued over the estimated term of the Lease Agreement which is estimated to extend through calendar year 2006.

    As Executive Agent under the Russian Contract, USEC purchased 3.6 million SWU at a cost of $319.6 million, including related shipping charges, in fiscal 1999 and, subject to price adjustments for U.S. inflation, has committed to purchase 3.9 million SWU at a cost of $333.1 million in the six months ending December 31, 1999, and 5.5 million SWU at a cost of $469.8 million in each of calendar years 2000 and 2001. The Russian Contract has a 20-year term.

    Project Development Costs

    In June 1999, further development of the AVLIS enrichment technology was suspended. During fiscal 2000, USEC plans to evaluate the availability and economics of centrifuge technology. USEC is also evaluating a potential new advanced enrichment technology called "SILEX."

    Selling, General and Administrative

    Selling, general and administrative expenses include salaries and related overhead for personnel, legal and consulting fees and other administrative costs.

    Income Taxes

    USEC became subject to federal and state income taxes at the IPO Date with an effective income tax rate of 34.5% in fiscal 1999.

RESULTS OF OPERATIONS

    The following table sets forth certain items as a percentage of revenue:


                                                FISCAL YEARS ENDED JUNE 30,
                                             -------------------------------
                                              1997         1998        1999
                                             ------       ------      ------
Revenue
  Domestic .............................         60%          63%         62%
  Asia .................................         31           31          30
  Europe and other .....................          9            6           8
                                             ------       ------      ------
    Total revenue ......................        100%         100%        100%
Cost of sales...........................         74           75          77
                                             ------       ------      ------
Gross profit ...........................         26           25          23
Special charges ........................       --              3           2
Project development costs ..............          9           10           7
Selling, general and administrative ....          2            2           3
                                             ------       ------      ------
Operating income .......................         15           10          11
Interest expense .......................       --           --             2
Other (income) expense, net ............         (1)        --            (1)
                                             ------       ------      ------
Income before income taxes .............         16           10          10
Provision for income taxes .............       --           --          --   (1)
                                             ------       ------      ------
Net income .............................         16%          10%         10%
                                             ======       ======      ======

-------------------------------
(1) The provision for income taxes for fiscal 1999 has been reduced by a special tax benefit for deferred income taxes that arise from the transition to taxable status.

RESULTS OF OPERATIONS -- FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

    Revenue

    Revenue amounted to $1,528.6 million in fiscal 1999, an increase of $107.4 million (or 8%) from $1,421.2 million in fiscal 1998. Revenue from sales of SWU increased $94.6 million (7%) in fiscal 1999 reflecting the timing of customer nuclear reactor refueling orders, including sales to customer reactors returning to service following an extended outage, partly offset by lower SWU commitment levels of a domestic and a foreign customer. USEC provided enrichment services for 108 reactors in fiscal 1999, compared with 100 reactors in fiscal 1998. The average SWU price billed to customers in fiscal 1999 was about the same as in fiscal 1998.

    Revenue from domestic customers increased $51.4 million (or 6%), revenue from customers in Asia increased $12.4 million (or 3%) and revenue from customers in Europe and other areas increased $43.6 million (or 53%). The increases in the geographic mix of revenue in fiscal 1999 resulted primarily from the timing of customers' orders, and the increase in domestic revenue reflects sales to customer reactors returning to service following an extended outage.

    Revenue from sales of uranium was $53.6 million in fiscal 1999, an increase of $12.8 million (or 31%) from $40.8 million in fiscal 1998. Certain contracts with customers provided for the sale of uranium and SWU in the form of enriched uranium product.

    During fiscal 1999, USEC signed contracts for $1.3 billion in new business for delivery over the next 10 years. As a result of lower prices, shorter contract terms, and the variability of customer orders, management expects fiscal year 2000 revenue to be about $1.4 billion, compared with $1.5 billion in fiscal 1999.

    Cost of Sales

    Cost of sales amounted to $1,182.0 million in fiscal 1999, an increase of $119.9 million (or 11%) compared with $1,062.1 million in fiscal 1998. The increase in cost of sales in fiscal 1999 reflects the 7% increase in sales of SWU, primarily from the timing of customer orders, and the effects under the monthly moving average inventory cost method of lower production levels and higher unit production costs at the plants in fiscal 1999 and 1998. In fiscal 1999, production costs were affected by high power costs in the summer and early fall of 1998. As a percentage of revenue, cost of sales amounted to 77% in fiscal 1999, compared with 75% in fiscal 1998.

    Electric power costs amounted to $436.4 million in fiscal 1999 (representing 57% of production costs) compared with $413.8 million (representing 53% of production costs) in fiscal 1998. The increase was attributable to higher costs per megawatt hour ("MWh"), partly offset by $31.7 million from the monetization of excess power. The average price of electric power purchased was $21.54 per MWh in fiscal 1999 compared with $19.66 per MWh in fiscal 1998. In the summer and early fall of 1998, persistent hot weather, high electricity demand in the Midwest and power generation shortages resulted in record high power costs at the Paducah plant. USEC curtailed production at the Paducah plant during the summer and early fall of 1998 to reduce the impact of high power prices.

    An agreement increasing flexibility under the contract with EEI and a six-month financial and supply agreement with OVEC were approved by regulatory authorities. The changes USEC negotiated in fiscal 1999 to its power supply agreements with its two primary and other electric power suppliers include provisions:
      o limiting exposure to high-cost, non-firm power prices at the Paducah plant in the summer of 1999;
      o monetizing excess power available in the summer of 1999 under the contract to the Portsmouth plant; and
      o being able to move blocks of power in the summer of 1999 from the Portsmouth plant to the Paducah plant.

    USEC intends to negotiate with OVEC to extend and expand these provisions beyond the summer of 1999. In the non-firm power market, prices are generally trending upward. USEC intends to manage its production levels and power purchases to reduce exposure to the continuing fluctuations in non-firm power prices, although there can be no assurance that USEC will be successful in reducing such exposure.

    Costs for labor and benefits amounted to $238.9 million in fiscal 1999, about the same as in fiscal 1998. Consistent with the agreement with the U.S. Treasury, the average number of employees at the plants declined 7% in fiscal 1999, and is expected to decline 8% in fiscal 2000.


    Prior to May 18, 1999, Lockheed Martin Utility Services ("LMUS"), a subsidiary of Lockheed Martin Corporation, provided labor, services, and materials and supplies to operate and maintain the plants under an operations and maintenance contract. USEC funded LMUS for actual costs incurred and contract fees. USEC has indemnified LMUS for certain liabilities associated with performance of the operations and maintenance contract for the term of the contract. In this regard, the

Privatization Act generally provides that liabilities attributable to plant operations prior to July 28, 1998, remain liabilities of the U.S. Government. Effective May 18, 1999, USEC terminated the contract and assumed direct management and operation of the plants. Plant workers became employees of USEC.

    Costs for the future disposition of depleted uranium amounted to $40.5 million in fiscal 1999, a decline of $15.2 million (or 27%) from $55.7 million in fiscal 1998. The reduction reflects a lower future disposal rate per kilogram of depleted uranium based on fixed-cost disposal contracts for a certain quantity of depleted uranium. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC through the IPO Date was transferred to DOE, and the accrued liability of $373.8 million at the IPO Date was transferred to stockholders' equity.

    At the Portsmouth plant, SWU unit production costs were adversely affected in fiscal 1999 and 1998 by low production facility capability due to continued sub-optimal gaseous diffusion production equipment availability.

    SWU purchased from the Russian Federation represented 31% of the combined produced and purchased supply mix in fiscal 1999 compared with 38% purchased from the Russian Federation and DOE in fiscal 1998. In March 1999, the Russian Federation resumed deliveries after several months of suspended deliveries. The suspended schedule of 1998 calendar year deliveries to USEC was completed in June 1999, and USEC has agreed to a schedule of deliveries for the remainder of calendar year 1999. Purchases from the Russian Federation are expected to aggregate 5.7 million SWU in calendar 1999, of which 1.8 million SWU had been purchased as of June 30, 1999. Cost of sales has been, and will continue to be, affected by amounts paid to purchase SWU under the Russian Contract; since the volume of SWU purchases has increased, USEC has operated the plants at significantly lower production levels resulting in higher unit production costs.

    Gross Profit

    Gross profit amounted to $346.6 million in fiscal 1999, a reduction of $12.5 million (or 4%) from $359.1 million in fiscal 1998. Although revenue increased 8% compared with fiscal 1998, gross margins declined from 25% to 23% in fiscal 1999. The lower production levels and higher unit production costs at the plants in fiscal 1999 and 1998 contributed to the lower gross profit in fiscal 1999.

    Special Charges - Suspension of Development of AVLIS Technology

    In June 1999, further development of the AVLIS enrichment technology was suspended. In connection with a comprehensive review of operating and economic factors, USEC reexamined the AVLIS technology, performance, prospects, risks and growing financial requirements as well as the economic impact of competitive marketplace dynamics and concluded that the returns were not sufficient to outweigh the risks and ongoing capital expenditures necessary to develop and construct an AVLIS plant.

    Special charges amounted to $34.7 million ($22.7 million or $.23 per share after tax) in fiscal 1999 for contract terminations, shutdown activities and employee severance and benefit arrangements related to the suspension in June 1999 of development of the AVLIS enrichment technology. It is expected that substantially all of the shutdown activities will be completed within one year. Since all project development costs were charged to expense, there was no asset write-off.

    Special Charges - Workforce Reductions and Privatization Costs

    Special charges amounted to $46.6 million in fiscal 1998 for costs related to the privatization and certain severance and transition benefits to be paid to plant workers in connection with workforce reductions, as follows (millions):


Privatization costs ........................................     $13.8
Worker and community transition assistance benefits ........      20.0
Workers' pre-existing severance benefits ...................      12.8
                                                                 -----
                                                                 $46.6
                                                                 =====

    Privatization costs of $13.8 million were paid in July 1998, worker and community transition assistance benefits of $20.0 million were paid to DOE in June 1998, and payments of $5.9 million for workers' pre-existing severance benefits with respect to 312 workers had been made as of June 30, 1999.

    Project Development Costs

    Project development costs, primarily for the AVLIS project, amounted to $106.4 million in fiscal 1999, a decline of $30.3 million (or 22%) from $136.7 million in fiscal 1998. In June 1999, further development of the AVLIS enrichment technology was suspended.

    Operating Income

    Operating income amounted to $165.2 million in fiscal 1999, an increase of $24.1 million (or 17%), compared with $141.1 million in fiscal 1998. Operating income was reduced by a special charge of $34.7 million in fiscal 1999 for the suspension of AVLIS technology and $46.6 million in fiscal 1998 for workforce reductions and privatization costs. Project development costs were $30.3 million lower and gross profit was $12.5 million lower in fiscal 1999.

    Interest Expense

    Interest expense of $32.5 million in fiscal 1999 represents interest on senior notes issued in January 1999, borrowings under the bank credit facility, and short-term borrowings under a commercial paper program established in February 1999. Prior to the IPO Date, USEC had no debt.

    Other Income

    Other income of $16.8 million in fiscal 1999 includes a nonrecurring gain of $8.2 million from a contract modification canceling accrued interest payable on an advance payment from the Arab Republic of Egypt.

    Provision for Income Taxes

    USEC became subject to federal, state and local income taxes at the IPO Date. The provision for income taxes in fiscal 1999, includes a special income tax benefit of $54.5 million ($.54 per share) for deferred income tax benefits that arise from the transition to taxable status. Deferred tax benefits represent differences between the carrying amounts for financial reporting purposes and USEC's estimate of the tax bases of its assets and liabilities.

    Excluding the special tax benefit, the provision for income taxes in fiscal 1999 amounted to $51.6 million and reflects an effective income tax rate of 34.5%.

    Net Income

    Net income excluding special items was $120.6 million (or $1.21 per share) in fiscal 1999 and $192.9 million in fiscal 1998. The reduction reflects income taxes and interest expense incurred since the IPO in July 1998. Including special items, net income was $152.4 million (or $1.52 per share) in fiscal 1999 and $146.3 million in fiscal 1998.

    Fiscal 2000 Outlook

    In light of recent industry and global economic developments that have intensified the effects of production over-capacity and continuing low prices for enrichment services, management is actively reviewing USEC's cost structure and strategic alternatives to bolster USEC's competitive position over the longer term. Management believes that this process will result in initiatives directed at better rationalizing worldwide excess production capacity and aligning the Russian Contract with market pricing realities. Innovative marketing initiatives are underway to achieve additional sales.

    Through aggressive cost cutting actions, management expects fiscal 2000 earnings to be similar to the fiscal 1999 level, excluding special items, with continued strong cash flow.

RESULTS OF OPERATIONS -- FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

    Revenue

    Revenue amounted to $1,421.2 million in fiscal 1998, a decline of $156.6 million (or 10%) from $1,577.8 million in fiscal 1997. The decline in revenue was attributable primarily to the timing of customer nuclear reactor refuelings resulting in a 12% decline in sales of SWU in fiscal 1998, following a 14% increase in fiscal 1997. During fiscal 1998, USEC provided enrichment services for 100 reactors as compared with 110 in fiscal 1997. The average SWU price billed to customers increased approximately 1% compared with fiscal 1997, notwithstanding the overall trend toward lower prices for contracts negotiated since July 1993 in the highly competitive uranium enrichment market. Sales of uranium to electric utility customers increased to $40.8 million, compared with $25.9 million in fiscal 1997.

    Revenue from domestic customers declined $54.6 million (or 6%), revenue from customers in Asia declined $44.7 million (or 9%) and revenue from customers in Europe and other areas declined $57.3 million (or 41%). Changes in the geographic mix of revenue in fiscal 1998 resulted primarily from the timing of customers' orders. The decline in domestic revenue also reflects lower commitment levels from two customers, partially offset by higher sales of uranium and a first time sale of SWU for one reactor.

    Cost of Sales

    Cost of sales amounted to $1,062.1 million in fiscal 1998, a decline of $100.2 million (or 9%) from $1,162.3 million in fiscal 1997. The decline in cost of sales was attributable to the 12% decline in sales in SWU from the timing of customers' orders, partially offset by the effects of lower production volume and higher unit costs at the plants and an increase in purchased SWU under the

Russian Contract. As a percentage of revenue, cost of sales amounted to 75% in fiscal 1998, compared with 74% in fiscal 1997.

    SWU unit production costs in fiscal years 1998 and 1997 were adversely affected by lower production facility capability, and USEC incurred additional costs because uneconomic overfeeding of uranium was necessary at the Portsmouth plant to compensate for the production lost due to the unavailability of production equipment in order to ensure that customer requirements would be met.

    Electric power costs amounted to $413.8 million (representing 53% of production costs) in fiscal 1998, compared with $530.4 million (representing 59% of production costs) in fiscal 1997, a decline of $116.6 million (or 22%). The decline reflected lower power consumption resulting from lower SWU production and improved power utilization efficiency, or SWU production compared with the amount of electric power consumed.

    Costs for labor and benefits amounted to $237.7 million in fiscal 1998, an increase of $7.6 million (or 3%) from $230.1 million in fiscal 1997. The increase reflected general inflation.

    Costs for the future disposition of depleted uranium amounted to $55.7 million in fiscal 1998, a decline of $16.3 million (or 23%) from $72.0 million in fiscal 1997. The decline resulted from lower SWU production overall and, at the Paducah plant, more efficient operations and economic underfeeding of uranium which in turn resulted in a significant reduction in the generation of depleted uranium.

    SWU purchased under the Russian Contract and other purchase contracts represented 38% of the combined produced and purchased supply mix, compared with 23% for fiscal 1997. Unit costs of SWU purchased under the Russian Contract are substantially higher than USEC's marginal cost of production. USEC purchased SWU derived from highly enriched uranium, as follows: 3.6 million SWU at a cost of $315.8 million and 1.8 million SWU at a cost of $157.3 million in fiscal years 1998 and 1997, respectively.

    Gross Profit

    Gross profit amounted to $359.1 million in fiscal 1998, a decline of $56.4 million (or 14%) from $415.5 million in fiscal 1997. The decline resulted from lower sales of SWU from the timing of customers' orders, lower production volume and higher unit costs at the plants, and an increase in purchased SWU under the Russian Contract.

    Special Charges - Workforce Reductions and Privatization Costs

    Special charges amounted to $46.6 million in fiscal 1998 for costs related to the privatization and certain severance and transition benefits to be paid to plant workers in connection with workforce reductions.

    Project Development Costs

    Project development costs, primarily for the AVLIS project, amounted to $136.7 million for fiscal 1998, a decline of $4.8 million (or 3%) from $141.5 million in fiscal 1997. Engineering and development costs for the AVLIS uranium enrichment process in fiscal 1998 primarily reflected continuing demonstration of plant-scale components with emphasis shifting toward integrated operation of the laser and separator systems to verify enrichment production economics. Project development costs include costs of $2.0 million in fiscal 1998 and $7.8 million in fiscal 1997 incurred in the evaluation of the SILEX advanced enrichment technology.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses amounted to $34.7 million in fiscal 1998, an increase of $2.9 million (or 9%) from $31.8 million in fiscal 1997. As a percentage of revenue, selling, general and administrative expenses amounted to 2.4% in fiscal 1998, compared with 2.0% in fiscal 1997. The increase resulted from higher expenses associated with privatization activities.

    Net Income

    Net income before special charges amounted to $192.9 million in fiscal 1998, a decline of $57.2 million (or 23%) from $250.1 million in fiscal 1997. As a percentage of revenue, net income before special charges amounted to 13% in fiscal 1998, compared with 16% in fiscal 1997. The decline resulted primarily from lower sales of SWU from the timing of customers' orders and lower gross profit margins. Including special charges, net income in fiscal 1998 amounted to $146.3 million.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Cash Flow

    Net cash flows provided by operating activities amounted to $230.4 million in fiscal 1999, compared with $73.3 million in fiscal 1998. Cash flow in fiscal 1999 includes the collection of an overdue receivable of $36.0 million from a Korean customer, an increase of $24.1 million in operating income, an increase of $38.4 million in current liabilities for income taxes and $34.2 million for the suspension of development of the AVLIS technology, and an increase in long-term liabilities of $24.8 million for depleted uranium disposition, partly offset by interest expense of $32.5 million on borrowings in fiscal 1999. In fiscal 1999, receivables increased $137.4 million, inventories increased $51.2 million, and net payables under the Russian Contract increased $78.0 million.

    Net cash flows provided by operating activities amounted to $73.3 million in fiscal 1998, compared with $356.1 million in fiscal 1997. Cash flow in fiscal 1998 was reduced by an increase of $142.5 million in inventories, the decline of $103.8 million in net income compared with fiscal 1997, and payments of $66.0 million in fiscal 1998 to DOE relating to the disposition of depleted uranium, partly offset by an increase of $64.4 million in payables to the Russian Federation for purchases of SWU.

    Capital expenditures amounted to $25.8 million, $36.5 million and $51.1 million in fiscal years 1997, 1998 and 1999, respectively. Capital expenditures in fiscal 1999 include costs of $21.0 million for seismic upgrades at the Paducah plant, required by the NRC Compliance Plan, to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. In fiscal 2000, USEC expects its capital expenditures will approximate $61.0 million, including costs to complete the seismic upgrades and to upgrade the Paducah plant's capability to produce enriched uranium up to 5% U(235).

    In June 1999, the Board of Directors approved a share repurchase program of up to 10.0 million shares of common stock over 24 months. The repurchase is being funded through internal cash flow, augmented by short-term borrowings as needed. The Board action authorizes the purchase of shares from time to time on the open market or through privately negotiated transactions. In fiscal 1999, repurchases of common stock amounted to $14.8 million.

    In December 1998, March 1999 and June 1999, quarterly cash dividends of $.275 per share were paid to shareholders and aggregated $82.5 million. On July 28, 1999, a cash dividend of $.275 was declared, payable September 15, 1999, to shareholders of record August 27, 1999.

    The sale of USEC's common stock in connection with the IPO resulted in net proceeds to the U.S. Government aggregating $3,092.1 million and consisting of
(1) net proceeds of $1,882.7 million from the initial public offering of $1,382.7 million and borrowings of $500.0 million paid to the U.S. Government, and (2) cash of $1,209.4 million paid to the U.S. Government as part of the exit dividend. The U.S. Government, the selling shareholder, sold its entire interest. USEC did not receive any proceeds from the IPO.

    Cash dividends paid to the U.S. Treasury amounted to $120.0 million in each of the fiscal years 1997 and 1998.

    Capital Structure and Financial Resources

    On January 20, 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The net proceeds of $495.2 were used to repay a portion of the borrowings under a bank credit facility. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

    Commitments available under bank credit facilities total $300.0 million as follows: $150.0 million under a revolving credit facility convertible in July 2000 into a one-year term loan and $150.0 million under a revolving credit facility expiring July 2003. Commercial paper borrowings of $50.0 million included in short-term debt at June 30, 1999, are supported by available commitments under the bank credit facilities.

    At June 30, 1999, net working capital amounted to $943.3 million, including net inventories of $831.7 million, and the total debt-to-capitalization ratio was 33%.

    USEC expects that its cash, internally generated funds from operating activities, and available financing sources under the bank credit facilities and commercial paper program, will be sufficient to meet its obligations as they become due and to fund operating requirements of the plants, purchases of SWU under the Russian Contract, capital expenditures and discretionary investments, interest expense, quarterly dividends, and repurchases of common stock.

ENVIRONMENTAL MATTERS

    In addition to costs for the future disposition of depleted uranium, USEC incurs operating costs and capital expenditures for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Operating costs were $24.9 million, $25.4 million and $24.1 million and capital expenditures were $1.8 million, $4.4 million and $3.1 million in fiscal years 1997, 1998 and 1999, respectively. In fiscal years 2000 and 2001, USEC expects its operating costs and capital expenditures for environmental matters to remain at about the same levels as in fiscal 1999.

    Costs for the future treatment and disposal of depleted uranium produced from operations were $40.5 million in fiscal 1999. USEC paid $50.0 million to DOE in fiscal 1998 in consideration for DOE assuming responsibility for a certain amount of depleted uranium generated by USEC from October 1998 to September 2005.

    Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to certain identified wastes generated by USEC and stored at the plants. DOE remains responsible for decontamination and decommissioning of the plants.

CHANGING PRICES AND INFLATION

    The plants require substantial amounts of electric power to enrich uranium. Information with respect to electric power prices and costs is included above.

    A majority of USEC's long-term requirements contracts with customers generally provide for prices that are subject to adjustment for inflation.

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

     The Year 2000 project focuses on systems that are critical. The failure of critical systems would directly and adversely affect the ability to generate or deliver products and services or otherwise affect revenue, safety, or reliability for a period of time as to lead to unrecoverable consequences. USEC adopted a phased approach for critical systems:
      o  a company-wide inventory, in which critical systems were identified;
      o assessment, in which critical systems were evaluated as to their readiness to operate in the Year 2000;
      o remediation, in which critical systems that were not Year 2000 ready were upgraded by modification or replacement;
      o testing, in which remediation was validated by checking the ability of critical systems to operate within the Year 2000 time frame; and
      o certification, in which systems were formally acknowledged to be Year 2000 ready and acceptable for operation.

    In July 1999, remediation, testing and certification of the identified, critical, in-house and vendor software and hardware was complete.

    Remediated software and embedded systems were tested both for ability to handle Year 2000 dates, including leap year, and to assure that repair had not affected functionality. Software and embedded systems were tested individually and where necessary in an integrated manner with other systems, with dates advanced to simulate the Year 2000. Testing reduces risk, but cannot comprehensively address all future combinations of dates and events.

    As required by the NRC, USEC has completed its program to assure that systems required for safe and compliant operations of the plants are Year 2000 ready.

    USEC depends on external parties, including electric power utilities, customers, suppliers, government agencies, and financial institutions, to reliably deliver products and services. To the extent that external parties experience Year 2000 problems, the demand for and the reliability of USEC's services may be adversely affected. USEC has adopted a phased approach to address external parties and the Year 2000 issue:
      o  inventory, in which critical business relationships were identified;
      o action planning, in which a series of actions and a time frame for monitoring expected compliance status were developed;
      o assessment, in which the likelihood of external party Year 2000 readiness is being evaluated; and
      o contingency planning, in which plans are being made to deal with the potential failure of an external party to be Year 2000 ready.

    Assessment of Year 2000 readiness of external parties and contingency planning will continue through calendar year 1999.

    USEC recognizes that, given the complex interaction of computing and communication systems, it is not possible to be certain that all efforts to have all critical systems Year 2000 ready will be successful. There can be no assurance that such programs will identify and cure all software problems, or that entities on whom USEC relies for certain services integral to its business, such as the electric power suppliers, will successfully address all of their software and systems problems in order to operate without disruption in 2000. Contingency plans are being developed and will be continually evaluated and revised through the remainder of calendar year 1999. Contingency planning includes, but is not limited to, the development of plans in the event that electric power is interrupted or reduced for an extended period of time, the continued communication with critical suppliers to ensure their Year 2000 readiness, and the identification of alternative suppliers, vendors and service providers.

    Costs for software modifications and systems upgrades to resolve Year 2000 issues aggregated $11.9 million at June 30, 1999, and additional costs of $.5 million are expected in fiscal 2000. Pursuant to USEC's financial accounting and reporting policies, purchased hardware and software costs are capitalized, and implementation costs, including consultants' fees, are charged against income as incurred.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

    Debt

    On January 20, 1999, USEC refinanced $500.0 million of borrowings under the bank credit facility with $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The repayment schedule of debt, the balance sheet carrying amounts, and related fair values calculated based on a spread over U.S. Treasury securities with similar maturities, follow (millions):


                                              MATURITY DATES

                                     ----------------------------------

                                      JUNE     JANUARY    JANUARY        BALANCE SHEET           FAIR
                                      2000      2006       2009         CARRYING AMOUNT          VALUE
                                     -------- ---------- ----------    -------------------    ------------
Short-term debt....................  $ 50.0                                $   50.0             $   50.0
Long-term debt:
       6.625% senior notes.........             $350.0                        350.0                332.6
       6.750% senior notes.........                        $150.0             150.0                139.0
                                                                           --------             --------
                                                                             $550.0             $  521.6
                                                                           ========             ========

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements begin at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding executive officers is included in Part I of this report. Additional information concerning directors and executive officers is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 3, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning management compensation is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 3, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 3, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 3, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Consolidated Financial Statements

        Consolidated Financial Statements are set forth under Item 8 of this Annual Report on Form 10-K.

    (a) (2) Financial Statement Schedules

        No financial statement schedules are required to be filed.

    (a) (3) Exhibits

        The following exhibits are filed as part of this Annual Report on Form 10-K:


 EXHIBIT
   NO.                DESCRIPTION
--------              -----------

   3.1      Certificate of Incorporation of USEC Inc. (1)

   3.2      Bylaws of USEC Inc., as amended. (2)

   4.2 Indenture, dated January 15, 1999, between USEC Inc. and First Union National Bank.

  10.1 Lease Agreement between the United States Department of Energy and the United States Enrichment Corporation dated as of July 1, 1993, including notice of exercise of option to renew. (1)

  10.2 Gaseous Diffusion Plant Operation and Maintenance Contract between Lockheed Martin Utility Services, Inc. and USEC, dated October 1, 1995. (1)

  10.3 Lockheed Martin Guaranty for Lockheed Martin Utility Services, Inc. with the United States Enrichment Corporation, dated October 1, 1995. (1)

  10.4 Memorandum of Agreement dated December 15, 1994, between the United States Department of Energy and USEC regarding the transfer of functions and activities, as amended. (1)

  10.5 Memorandum of Agreement dated April 27, 1995, between the United States Department of Energy and USEC regarding the transfer and funding of AVLIS, as amended. (1)

  10.6 Composite Copy of Power Agreement, dated October 15, 1952, between Ohio Valley Electric Corporation and the United States of America acting by and through the United States Atomic Energy Commission and, subsequent to January 18, 1975, the Administrator of Energy Research and Development and, subsequent to September 30, 1977, the Secretary of the Department of Energy. (1)

  10.7 Modification No. 16 to power agreement between Ohio Valley Electric Corporation and United States of America acting by and through the Secretary of the Department of Energy, dated January 1, 1998. (1)

  10.8 Modification No. 12, dated September 2, 1987 by and between Electric Energy, Inc., and the United States of America acting by and through the Secretary of the Department of Energy amending and restating the power agreement dated May 4, 1951, together with all previous modifications. (1)

  10.9 Modification Nos. 13, 14 and 15 to power agreement between Electric Energy, Inc., and the United States of America acting by and through the Secretary of the Department of Energy, dated January 18, 1989, March 6, 1991 and October 1, 1992, respectively. (1)

  10.10 Power Contract between Tennessee Valley Authority and USEC, dated October 12, 1995. (1)

  10.11 Memorandum of Agreement between the United States Department of Energy and the United States Enrichment Corporation for electric power, entered into as of July 1, 1993. (1)

  10.12 Contract between Lockheed Martin Utility Services, Inc., Paducah gaseous diffusion plant and Oil, Chemical and Atomic Workers International Union AFL-CIO and its local no. 3-550, July 31, 1996-July 31, 2001. (1)

  10.13 Contract between Lockheed Martin Utility Services, Inc., Portsmouth gaseous diffusion plant, and Oil, Chemical and Atomic Workers International Union and its local no. 3-689, April 1, 1996-May 2, 2000. (1)

  10.14 Contract between Lockheed Martin Utility Services, Inc., Paducah gaseous diffusion plant and International Union, United Plant Guard Workers of America and its amalgamated plant guards local no. 111, January 31, 1997-March 1, 2002. (1)

  10.15 Contract between Lockheed Martin Utility Services, Inc., Portsmouth gaseous diffusion plant and International Union, United Plant Guard Workers of America and its amalgamated local no. 66, August 3, 1997--August 4, 2002. (1)

  10.16 Joint Development, Demonstration and Deployment Agreement between Cameco Corporation and USEC, dated July 26, 1996. (1)

  10.17 Contract between USEC, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended. (1)

  10.18 Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and USEC relating to post-privatization liabilities. (1)

  10.19 Memorandum of Agreement, dated May 18, 1998, between the United States Department of Energy and USEC relating to depleted uranium generated prior to the privatization date. (1)

  10.20 Memorandum of Agreement, dated April 20, 1998, between the United States Department of Energy and USEC for transfer of natural uranium and highly enriched uranium and for blending down of highly enriched uranium. (1)

  10.21 Agreement, dated as of July 14, 1998, between USEC and the U.S. Department of the Treasury regarding post-closing conduct. (1)

  10.22 Agreement between USEC and the Department of Energy regarding provision by USEC of information to the U.S. Government's Enrichment Oversight Committee, dated June 19, 1998. (1)

  10.23 Revolving Loan Agreement, dated July 28, 1998, among Bank of America National Trust and Savings Association, First Union National Bank, Nationsbank, N.A., BancAmerica Robertson Stephens, and USEC Inc. (4)

  10.24 Amendment No. 1 to Revolving Loan Agreement among Bank of America National Trust and Savings Association, First Union National Bank, Nationsbank N.A., BancAmerica Robertson Stephens, and USEC Inc., dated October 8, 1998. (3)

  10.25     Form of Director and Officer Indemnification Agreement. (1)

  10.26 Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the United States Department of Energy, and USEC for USEC to serve as the United States Government's Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons. (1)

  10.27 Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and USEC regarding disposal of depleted uranium. (1)

  10.28 Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and USEC regarding certain worker benefits. (1)

  10.29     Agreement dated June 9, 1999, between USEC Inc. and James R. Mellor.

  10.30 Agreement dated April 28, 1999, between USEC Inc. and William H. Timbers, Jr.

  10.31 Letter Supplement to power agreement between Electric Energy, Inc. and the United States of America acting by and through the Secretary of the Department of Energy, dated December 22, 1998.

  10.32 Letter Supplement to power agreement between Ohio Valley Electric Corporation and the United States of America acting by and through the Secretary of the Department of Energy, dated March 31, 1999.

  10.33 Amendment No. 2 to Revolving Loan Agreement among Bank of America National Trust and Savings Association, First Union National Bank, Nationsbank N.A., BancAmerica Robertson Stephens, and USEC Inc., dated July 27, 1999.

  10.34 Revolving Loan Agreement, dated July 27, 1999, among First Union National Bank, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC, and USEC Inc.

  10.35     USEC Inc. 1999 Equity Incentive Plan. (5)

  10.36 Amendment No. 12, dated March 4, 1999, to Contract between USEC Inc., Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994.


  21.1      Subsidiaries of the Registrant. (3)

  27        Financial Data Schedule.

----------------

(1) Incorporated herein by reference from the Registration Statement on Form S-1, No. 333-57955, filed with the Securities and Exchange Commission ("SEC") June 29, 1998, or Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC July 20, 1998.

(2) Incorporated herein by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3) Incorporated herein by reference from the Registration Statement on Form S-1, No. 333-67117 filed with the SEC November 12, 1998, as amended December 18, 1998 and January 6, 1999.

(4) Incorporated herein by reference from the Annual Report on Form 10-K for the year ended June 30, 1998.

(5) Incorporated herein by reference from the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999.

       (b)    Reports on Form 8-K

    A report on Form 8-K was filed June 10, 1999, relating to the suspension of development of the AVLIS technology.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         USEC INC.


September 7, 1999                        By   /s/ William H. Timbers, Jr.
                                           ---------------------------------
                                           WILLIAM H. TIMBERS, JR.
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


            SIGNATURE                                 TITLE                                         DATE
            ---------                                 -----                                         ----
     /s/ William H. Timbers, Jr.        President and Chief Executive Officer               September 7, 1999
-----------------------------------     (Principal Executive Officer) and Director
     William H. Timbers, Jr.


     /s/ Henry Z Shelton, Jr.           Senior Vice President and Chief Financial           September 7, 1999
-----------------------------------     Officer (Principal Financial and
     Henry Z Shelton, Jr.               Accounting Officer)


     /s/ James R. Mellor                Chairman of the Board                               September 7, 1999
-----------------------------------
     James R. Mellor


     /s/ Joyce F. Brown                 Director                                            September 7, 1999
-----------------------------------
     Joyce F. Brown


     /s/ Frank V. Cahouet               Director                                            September 7, 1999
-----------------------------------
     Frank V. Cahouet


     /s/ John R. Hall                   Director                                            September 7, 1999
-----------------------------------
     John R. Hall


     /s/ Dan T. Moore, III              Director                                            September 7, 1999
-----------------------------------
     Dan T. Moore, III


     /s/ William H. White               Director                                            September 7, 1999
-----------------------------------
     William H. White

                                    USEC INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants..............................      F-2

Consolidated Balance Sheets at June 30, 1998 and 1999.................      F-3

Consolidated Statements of Income for the Years Ended
     June 30, 1997, 1998 and 1999.....................................      F-4

Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1997, 1998 and 1999.....................................      F-5

Notes to Consolidated Financial Statements............................  F-6 to F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To USEC Inc.:

    We have audited the accompanying consolidated balance sheets of USEC Inc. (a Delaware Corporation) as of June 30, 1998 and 1999, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USEC Inc. as of June 30, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP


Washington, D.C.
July 28, 1999

                                    USEC INC.
                           CONSOLIDATED BALANCE SHEETS
                   (MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


                                                                              JUNE 30,          JUNE 30,
                                                                                1998              1999
                                                                             -----------      -----------
ASSETS
Current Assets
  Cash and cash equivalents ............................................     $   1,177.8      $      86.6
  Accounts receivable - trade ..........................................           236.4            373.8
  Inventories:
     Separative Work Units .............................................           687.0            648.8
     Uranium ...........................................................           184.5            160.1
     Uranium provided by customers .....................................           315.0            101.7
     Materials and supplies ............................................            24.8             22.8
                                                                             -----------      -----------
         Total Inventories .............................................         1,211.3            933.4
  Payments for future deliveries under Russian Contract ................            63.4             50.0
  Other ................................................................            39.5             29.3
                                                                             -----------      -----------
         Total Current Assets ..........................................         2,728.4          1,473.1
Property, Plant and Equipment, net .....................................           131.9            166.6
Other Assets
  Deferred income taxes ................................................            --               49.5
  Deferred costs for depleted uranium ..................................            50.0             43.7
  Prepaid pension assets ...............................................            --               52.9
  Inventories ..........................................................           561.0            574.4
                                                                             -----------      -----------
         Total Other Assets ............................................           611.0            720.5
                                                                             -----------      -----------
Total Assets ...........................................................     $   3,471.3      $   2,360.2
                                                                             ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt ......................................................     $      --        $      50.0
  Accounts payable and accrued liabilities .............................           182.9            214.1
  Income taxes .........................................................            --               38.4
  Payables under Russian Contract ......................................             8.4             73.0
  Suspension of development of AVLIS technology ........................            --               34.2
  Nuclear safety upgrade costs .........................................            41.2             18.4
  Uranium owed to customers ............................................           315.0            101.7
                                                                             -----------      -----------
         Total Current Liabilities .....................................           547.5            529.8
Long-Term Debt .........................................................            --              500.0
Other Liabilities
  Advances from customers ..............................................            34.3             19.2
  Depleted uranium disposition .........................................           372.6             24.8
  Postretirement health and life benefit obligations ...................            --               93.0
  Other liabilities ....................................................            96.4             58.0
                                                                             -----------      -----------
         Total Other Liabilities .......................................           503.3            195.0
Commitments and Contingencies (Notes 4 and 9)
Stockholders' Equity
  Preferred stock, par value $1.00 per share, 25,000,000 shares
    authorized, none issued ............................................            --               --
  Common stock, par value $.10 per share, 250,000,000 shares authorized,
    100,000,000 shares and 100,318,307 shares issued ...................            10.0             10.0
  Excess of capital over par value .....................................         1,357.1          1,072.0
  Retained earnings ....................................................         1,053.4             71.9
  Treasury stock, 1,142,000 shares .....................................            --              (14.8)
  Deferred compensation ................................................            --               (3.7)
                                                                             -----------      -----------
         Total Stockholders' Equity ....................................         2,420.5          1,135.4
                                                                             -----------      -----------
Total Liabilities and Stockholders' Equity .............................     $   3,471.3      $   2,360.2
                                                                             ===========      ===========

                 See notes to consolidated financial statements.

                                    USEC INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (MILLIONS, EXCEPT PER SHARE DATA)


                                                                       YEARS ENDED JUNE 30,
                                                            ------------------------------------------
                                                               1997            1998             1999
                                                            ----------      ----------      ----------
Revenue
  Domestic ............................................     $    950.8      $    896.2      $    947.6
  Asia ................................................          487.5           442.8           455.2
  Europe and other ....................................          139.5            82.2           125.8
                                                            ----------      ----------      ----------
                                                               1,577.8         1,421.2         1,528.6
Cost of sales .........................................        1,162.3         1,062.1         1,182.0
                                                            ----------      ----------      ----------
Gross profit ..........................................          415.5           359.1           346.6
Special charges:
       Suspension of development of AVLIS technology ..           --              --              34.7
       Workforce reductions and privatization costs ...           --              46.6            --
Project development costs .............................          141.5           136.7           106.4
Selling, general and administrative ...................           31.8            34.7            40.3
                                                            ----------      ----------      ----------
Operating income ......................................          242.2           141.1           165.2
Interest expense ......................................           --              --              32.5
Other (income) expense, net ...........................           (7.9)           (5.2)          (16.8)
                                                            ----------      ----------      ----------
Income before income taxes ............................          250.1           146.3           149.5
Provision (benefit) for income taxes ..................           --              --              (2.9)
                                                            ----------      ----------      ----------
Net income ............................................          250.1      $    146.3      $    152.4
                                                            ==========      ==========      ==========
Net income per share - basic and diluted ..............                                     $     1.52
Dividends per share ...................................                                     $     .825
Average number of shares outstanding ..................                                           99.9

                 See notes to consolidated financial statements.

                                    USEC INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (MILLIONS)


                                                                                           YEARS ENDED JUNE 30,
                                                                                ------------------------------------------
                                                                                   1997            1998            1999
                                                                                ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................     $    250.1      $    146.3      $    152.4
Adjustments to reconcile net income to net cash provided
    by operating activities:
       Deferred income taxes ..............................................           --              --             (49.5)
       Depreciation and amortization ......................................           14.6            16.1            16.4
       Depleted uranium disposition .......................................           72.0           (10.3)           32.3
       Advances from customers ............................................          (20.1)            (.6)          (15.1)
       Suspension of development of AVLIS technology ......................           --              --              34.2
       Changes in operating assets and liabilities:
          Accounts receivable - (increase) decrease .......................          103.1            (4.6)         (137.4)
          Inventories - (increase) decrease ...............................           (3.5)         (142.5)           51.2
          Payables under Russian Contract, net ............................          (50.1)           64.4            78.0
          Income taxes - increase .........................................           --              --              38.4
          Accounts payable and other liabilities -
              increase (decrease) .........................................          (17.3)           13.4            10.1
          Other ...........................................................            7.3            (8.9)           19.4
                                                                                ----------      ----------      ----------
Net Cash Provided by Operating Activities .................................          356.1            73.3           230.4
                                                                                ----------      ----------      ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures ......................................................          (25.8)          (36.5)          (51.1)
                                                                                ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders ............................................           --              --             (82.5)
Dividends paid to U.S. Treasury ...........................................         (120.0)         (120.0)       (1,709.4)
Proceeds from issuance of senior notes ....................................           --              --             495.2
Net proceeds from issuance of short-term debt .............................           --              --              50.0
Debt issuance cost ........................................................           --              --              (3.7)
Repurchase of common stock ................................................           --              --             (14.8)
Costs relating to initial public offering .................................           --              --              (5.3)
Payments under Russian Contract for purchase of natural
    uranium transferred to Department of Energy ...........................          (74.3)           --              --
                                                                                ----------      ----------      ----------
Net Cash Provided by (Used in) Financing Activities .......................         (194.3)         (120.0)       (1,270.5)
                                                                                ----------      ----------      ----------
Net Increase (Decrease) ...................................................          136.0           (83.2)       (1,091.2)
Cash and Cash Equivalents at Beginning of Year ............................        1,125.0         1,261.0         1,177.8
                                                                                ----------      ----------      ----------
Cash and Cash Equivalents at End of Year ..................................     $  1,261.0      $  1,177.8      $     86.6
                                                                                ==========      ==========      ==========
Supplemental Cash Flow Information
    Interest paid .........................................................           --              --        $     16.7
    Income taxes paid .....................................................           --              --               5.7
Supplemental Schedule of Non-Cash Financing Activities
    Transfer of responsibility for depleted uranium disposition to
       Department of Energy ...............................................           --              --        $    373.8

                 See notes to consolidated financial statements.

                                    USEC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

    USEC Inc., a Delaware corporation ("USEC"), formerly United States Enrichment Corporation (a U.S. Government-owned corporation), is a global energy company and is the world leader in the sale of uranium enrichment services for use in nuclear power plants. USEC provides uranium enrichment services to approximately 60 electric utilities for use in about 170 nuclear reactors.

    Customers typically deliver uranium to the enrichment facilities to be processed or enriched under enrichment contracts. Customers are billed for Separative Work Units ("SWU") used at the enrichment facilities to separate specific quantities of uranium containing .711% of U(235) into two components: enriched uranium having a higher percentage of U(235) and depleted uranium having a lower percentage of U(235).

    USEC uses the gaseous diffusion process to enrich uranium, separating and concentrating the lighter uranium isotope U(235) from its slightly heavier counterpart U(238). The process relies on the slight difference in mass between the isotopes for separation. At the leased gaseous diffusion plants ("plants") located near Portsmouth, Ohio, and in Paducah, Kentucky, the concentration of the isotope U(235) is raised from less than 1% to up to 5%. A substantial portion of the purchased power used by the plants is supplied under power contracts between the U.S. Department of Energy ("DOE") and Ohio Valley Electric Corporation ("OVEC") and Electric Energy, Inc. ("EEI").

    The Nuclear Regulatory Commission has had regulatory authority over the operations of the plants since March 1997. The term of the Nuclear Regulatory Commission certification of the plants has been renewed for a five-year period ending December 2003.

    USEC has been designated by the U.S. Government as the Executive Agent under a government-to-government agreement and as such entered into an agreement with the executive agent for the Russian Federation (the "Russian Contract") under which USEC purchases SWU derived from highly enriched uranium recovered from dismantled nuclear weapons of the Russian Federation for use in commercial electricity production.

    The sale of USEC's common stock in connection with the initial public offering ("IPO") was completed on July 28, 1998 (the "IPO Date"), resulting in net proceeds to the U.S. Government aggregating $3,092.1 million and consisting of (1) net proceeds of $1,882.7 million from the initial public offering of $1,382.7 million and borrowings of $500.0 million paid to the U.S. Government, and (2) cash of $1,209.4 million paid to the U.S. Government as part of the exit dividend. The U.S. Government, the selling shareholder, sold its entire interest. USEC did not receive any proceeds from the IPO.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    In connection with the IPO, USEC Inc. became a holding company. The consolidated financial statements include the accounts of USEC Inc. and its subsidiaries. All material intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents at June 30, 1999, include temporary cash investments with maturities of three months or less. At June 30, 1998, cash consisted of non-interest bearing funds on deposit with the U.S. Treasury.

INVENTORIES

    Inventories of SWU and uranium are valued at the lower of cost or market with market for SWU based on the terms of long-term contracts with customers. SWU inventory costs are determined using the monthly moving average cost method and are based on production costs at the plants and SWU purchase costs, mainly under the Russian Contract. Production costs at the plants include purchased electric power, labor and benefits, depleted uranium disposition costs, materials, maintenance and repairs, and other costs. Purchased SWU is recorded at acquisition cost plus related shipping costs.

PROPERTY, PLANT AND EQUIPMENT

    Construction work in progress is recorded at acquisition or construction cost. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation commences. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of their useful lives which range from three to ten years or the expected plant lease period which is estimated to extend through calendar year 2006. USEC leases the plants and process-related machinery and equipment from DOE. At the end of the lease term, ownership and responsibility for decontamination and decommissioning of property, plant and equipment that USEC leaves at the plants transfer to DOE.

    Property, plant and equipment at June 30 consists of the following (in millions):


                                               1998        1999
                                              ------      ------
Construction work in progress ..............  $ 27.1      $ 39.5
Leasehold improvements .....................    21.7        48.5
Machinery and equipment ....................   145.9       157.8
                                              ------      ------
                                               194.7       245.8
Accumulated depreciation and amortization...   (62.8)      (79.2)
                                              ------      ------
                                              $131.9      $166.6
                                              ======      ======

REVENUE

    Revenue is recognized at the time SWU or uranium is shipped under the terms of contracts with domestic and foreign electric utility customers. Under delivery optimization and other customer oriented programs, USEC advance ships enriched uranium to nuclear fuel fabricators for scheduled or anticipated orders from utility customers. Revenue from sales of SWU under such programs is recognized as title to enriched uranium is transferred to customers. Under certain power-for-SWU barter contracts, USEC exchanges its enrichment services for electric power supplied to the plants. Revenue is recognized at the time enriched uranium is shipped with selling prices for SWU based on the fair market value of electric power received. No customer accounted for more than 10% of revenue during the years ended June 30, 1997, 1998 or 1999. Revenue attributed to domestic and international customers follows:


                              YEARS ENDED JUNE 30,
                         ------------------------------
                          1997        1998        1999
                         ------      ------      ------
Domestic ...........         60%         63%         62%
Asia ...............         31          31          30
Europe and other ...          9           6           8
                         ------      ------      ------
                            100%        100%        100%
                         ======      ======      ======

    Under the terms of certain enrichment contracts, customers make partial or full payment in advance of delivery. Advances from customers are reported as liabilities, and, as customers take delivery, advances are recorded as revenue.

FINANCIAL INSTRUMENTS

    The balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments (see Note 6).

CONCENTRATIONS OF CREDIT RISK

    Credit risk could result from the possibility of a customer failing to perform according to the terms of a contract. Extension of credit is based on an evaluation of each customer's financial condition. USEC regularly monitors credit risk exposure and takes steps to mitigate the likelihood of such exposure resulting in a loss. Based on experience and outlook, an allowance for bad debts has not been established for customer trade receivables.

ENVIRONMENTAL COSTS

    Environmental costs relating to operations are charged to production costs as incurred. Estimated future environmental costs, including depleted uranium disposition and waste disposal, resulting from operations where environmental assessments indicate that storage, treatment or disposal is probable and costs can be reasonably estimated, are accrued and charged to production costs.

PROJECT DEVELOPMENT COSTS

    Project development costs relate principally to the Atomic Vapor Laser Isotope Separation project ("AVLIS"). AVLIS development costs are charged to expense as incurred and include activities relating to the design and testing of process equipment and the design and preparation of the AVLIS demonstration facility. In June 1999, further development of the AVLIS technology was suspended (see Note 7).

    Project development costs relating to a potential new advanced enrichment technology called SILEX are charged to expense as incurred.

INCOME TAXES

    USEC became subject to federal, state and local income taxes at the IPO Date. Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC's estimate of the tax bases of its assets and liabilities result in deferred income tax benefits primarily due to the accrual of certain costs included in other liabilities.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and costs and expenses during the periods presented. Estimates include costs for the disposition of depleted uranium, lease turnover costs, decommissioning and shutdown costs for power generating facilities, the operating lease period of the plants, and employee benefits, among others. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

3. INVENTORIES

    Inventories and related balance sheet accounts at June 30 follow (in millions):


                                                                1998            1999
                                                             ----------      ----------
Current assets:
    Separative Work Units .............................     $    687.0      $    648.8
    Uranium ...........................................          184.5           160.1
    Uranium provided by customers .....................          315.0           101.7
    Materials and supplies ............................           24.8            22.8
                                                            ----------      ----------
                                                               1,211.3           933.4
Long-term assets:
    Separative Work Units .............................          108.6           116.8
    Uranium ...........................................          452.4           457.6
Current liabilities
    Uranium owed to customers .........................         (315.0)         (101.7)
                                                            ----------      ----------
Inventories, reduced by uranium owed to customers .....     $  1,457.3      $  1,406.1
                                                            ==========      ==========

    Inventories included in current assets represent amounts required to meet working capital needs, preproduce enriched uranium and balance the uranium and electric power requirements of the plants, and include $187.6 million and $56.4 million at June 30, 1998 and 1999, respectively, for enriched uranium held at nuclear fuel fabricators and other locations and scheduled to be used to fill customer orders.

    Generally, title to uranium provided by customers for enrichment purposes does not pass to USEC. Uranium provided by customers for which title does pass to USEC is recorded on the balance sheet at estimated fair values of $315.0 million and $101.7 million at June 30, 1998 and 1999, respectively, with a corresponding liability in the same amount representing uranium owed to customers.

    Inventories reported as long-term assets represent quantities not expected to be used or sold within one year of the balance sheet date. USEC anticipates selling uranium gradually as natural uranium or together with SWU in the form of enriched uranium product over the next several years. USEC intends to manage sales of natural uranium so as to not significantly affect the U.S. market.

4. PURCHASE OF SEPARATIVE WORK UNITS UNDER RUSSIAN CONTRACT

    In January 1994, USEC on behalf of the U.S. Government signed the 20-year Russian Contract with AO Techsnabexport ("Tenex"), the Executive Agent for the Russian Federation, under which USEC purchases SWU derived from up to 500 metric tons of highly enriched uranium recovered from dismantled Soviet nuclear weapons. Highly enriched uranium is blended down in Russia and delivered to USEC, F.O.B. St. Petersburg, Russia, for sale and use in commercial nuclear reactors.

    From inception of the Russian Contract to June 30, 1999, USEC purchased 11.0 million SWU derived from 60 metric tons of highly enriched uranium at an aggregate cost of $959.5 million, including related shipping charges, as follows (in millions):


                           SWU         AMOUNT
                         --------     --------
YEARS ENDED JUNE 30,
1995 ...............           .3     $   22.7
1996 ...............          1.7        144.1
1997 ...............          1.8        157.3
1998 ...............          3.6        315.8
1999 ...............          3.6        319.6
                         --------     --------
                             11.0     $  959.5
                         ========     ========

    Subject to price adjustments for U.S. inflation, as of June 30, 1999, USEC has committed to purchase SWU derived from highly enriched uranium under the Russian Contract through calendar year 2001 as follows (in millions):


                        CALENDAR YEAR                    SWU       AMOUNT
                     --------------------             ---------  ----------
Six Months Ending December 31, 1999 .........            3.9     $    333.1
2000 ........................................            5.5          469.8
2001 ........................................            5.5          469.8
                                                                 ----------
                                                                 $  1,272.7
                                                                 ==========

    Over the life of the Russian Contract, USEC expects to purchase 92 million SWU derived from 500 metric tons of highly enriched uranium. Assuming actual prices in effect at June 30, 1999, were to prevail over the remaining life of the contract, the cost of SWU purchased and expected to be purchased would amount to approximately $8 billion.

    As of June 30, 1999, the remaining balance of $50.0 million paid to Tenex as credits for future SWU deliveries is scheduled to be applied during the six months ending December 31, 1999.

5. INCOME TAXES

    The provision (benefit) for income taxes consists of the following (in millions):


                                                              YEAR ENDED JUNE 30, 1999
                                                           ------------------------------------
                                                           CURRENT       DEFERRED       TOTAL
                                                           --------      --------      --------
Federal ..............................................     $   41.9      $    4.5      $   46.4
State and local ......................................          4.7            .5           5.2
                                                           --------      --------      --------
                                                               46.6           5.0          51.6
                                                           --------      --------      --------
Special tax benefit from transition to taxable status:
     Federal .........................................         --           (49.8)        (49.8)
     State and local .................................         --            (4.7)         (4.7)
                                                           --------      --------      --------
                                                               --           (54.5)        (54.5)
                                                           --------      --------      --------
                                                           $   46.6      $  (49.5)     $   (2.9)
                                                           ========      ========      ========

    Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC's estimate of the tax bases of its assets and liabilities result in a net deferred tax asset of $49.5 million at June 30, 1999, as follows (in millions):


                                                                             JUNE 30, 1999
                                                                            ----------------
Deferred tax assets:
  Inventory costs .........................................................     $   28.0
  Plant lease turnover costs ..............................................         10.9
  Employee benefits .......................................................         11.7
  Decommissioning and shutdown costs at power generation facilities .......          6.9
  Other ...................................................................          8.6
                                                                                --------
           Deferred tax assets ............................................         66.1
Deferred tax liability:
  Deferred costs for depleted uranium .....................................        (16.6)
                                                                                --------
           Net deferred tax asset .........................................     $   49.5
                                                                                ========

    The provision for income taxes in the year ended June 30, 1999, includes a special income tax benefit of $54.5 million for deferred income tax benefits that arise from the transition to taxable status. Excluding the special tax benefit, the provision for income taxes for the year ended June 30, 1999, amounted to $51.6 million and reflects an effective income tax rate of 34.5%, as follows:


                                                           YEAR ENDED
                                                         JUNE 30, 1999
                                                         -------------
Statutory federal income tax rate .....................         35.0%
State income taxes, net of federal benefit ............          2.3
Research and experimentation tax credit ...............         (2.3)
Other .................................................          (.5)
                                                            --------
                                                                34.5%
                                                            ========

6. DEBT

    Long-term debt at June 30, 1999, follows (in millions):


                                                    JUNE 30, 1999
                                                    -------------
Long-term debt:
    6.625% senior notes, due January 2006 ........     $  350.0
    6.750% senior notes, due January 2009 ........        150.0
                                                       --------
                                                       $  550.0
                                                       ========

    On January 20, 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The net proceeds of $495.2 million were used to repay a portion of the borrowings under a bank credit facility. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. Interest is paid every six months on January 20 and July 20 beginning in July 1999. The senior notes may be redeemed at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium, as defined.

    Commitments available under bank credit facilities total $300.0 million as follows: $150.0 million under a revolving credit facility convertible in July 2000 into a one-year term loan and $150.0 million under a revolving credit facility expiring July 2003. A commercial paper program was established in February 1999. Commercial paper borrowings of $50.0 million included in short-term debt at June 30, 1999, are supported by available commitments under the bank credit facilities.

    The bank credit facilities require USEC to comply with certain financial covenants, including a minimum net worth and a debt to total capitalization ratio, as well as other customary conditions and covenants. The bank credit facility restricts borrowings by subsidiaries to a maximum of $100.0 million. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facilities also include other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

    At June 30, 1999, the fair value of debt calculated based on a spread over U.S. Treasury securities with similar maturities was $521.6 million, compared with the balance sheet carrying amount of $550.0 million.

7. SPECIAL CHARGES

SUSPENSION OF DEVELOPMENT OF AVLIS TECHNOLOGY

    AVLIS is a uranium enrichment process which uses lasers to separate uranium isotopes. The AVLIS process was developed under a contract with DOE by the Lawrence Livermore National Laboratory ("LLNL") located in Livermore, California.

    In June 1999, further development of the AVLIS enrichment technology was suspended. In connection with a comprehensive review of operating and economic factors, USEC reexamined the AVLIS technology, performance, prospects, risks and growing financial requirements as well as the economic impact of competitive marketplace dynamics and concluded that the returns were not sufficient to outweigh the risks and ongoing capital expenditures necessary to develop and construct an AVLIS plant.

    USEC terminated AVLIS efforts with its contractors, implemented workforce reductions and is conducting an orderly ramp-down of AVLIS activities at LLNL in California. The suspension of AVLIS resulted in a special charge of $34.7 million in the year ended June 30, 1999, for contract terminations, shutdown activities and employee severance and benefit arrangements. As all project development costs have been expensed, there was no asset write-off. It is expected that substantially all of the shutdown activities will be completed within one year.

    Project development costs relating to AVLIS activities amounted to $133.7 million, $134.7 million, and $103.9 million for the years ended June 30, 1997, 1998 and 1999, respectively, and were charged to expense as incurred.

WORKFORCE REDUCTIONS AND PRIVATIZATION COSTS

    Special charges amounted to $46.6 million for the year ended June 30, 1998, for costs related to the privatization and certain severance and transition benefits to be paid to plant workers in connection with workforce reductions, as follows (in millions):


                                                                YEAR ENDED
                                                              JUNE 30, 1998
                                                              -------------
Privatization costs ........................................     $   13.8
Worker and community transition assistance benefits ........         20.0
Workers' pre-existing severance benefits ...................         12.8
                                                                 --------
                                                                 $   46.6
                                                                 ========

    Privatization costs of $13.8 million were paid in July 1998, worker and community transition assistance benefits of $20.0 million were paid to DOE in June 1998, and payments of $5.9 million for workers' pre-existing severance benefits with respect to 312 workers had been made as of June 30, 1999.

8. ENVIRONMENTAL MATTERS

    Environmental compliance costs include the handling, treatment and disposal of hazardous substances and wastes. Pursuant to the USEC Privatization Act ("Privatization Act"), environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to certain identified wastes generated by USEC and stored at the plants. DOE remains responsible for decontamination and decommissioning of the plants.

DEPLETED URANIUM

    USEC accrues estimated costs for the future disposition of depleted uranium, based on estimates of transportation, conversion and disposal costs. Pursuant to the Privatization Act, depleted uranium generated by USEC through the IPO Date was transferred to DOE. Depleted uranium generated after the IPO Date is the responsibility of USEC, except in June 1998, USEC paid $50.0 million to DOE and DOE assumed responsibility for disposal of a certain amount of depleted uranium generated by USEC from October 1998 to September 2005. Deferred costs resulting from the payment amounted to $43.7 million at June 30, 1999, and are being amortized as a charge against production costs using a straight line method over the life of the agreement. USEC stores depleted uranium at the plants and continues to evaluate various proposals for its disposition. The accrued liability included in other long-term liabilities amounted to $24.8 million at June 30, 1999.

OTHER ENVIRONMENTAL MATTERS

    USEC's operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the plants pursuant to permits, orders and agreements with DOE and various state agencies.

    The accrued liability for the treatment and disposal of stored wastes generated by USEC's operations included in other liabilities amounted to $8.3 million at June 30, 1998 and $7.1 million at June 30, 1999.

NUCLEAR INDEMNIFICATION

    USEC is indemnified by DOE under the Price-Anderson Act for third-party liability claims arising from nuclear incidents with respect to activities at the plants, including domestic transportation of uranium to and from the plants.

DOE SERVICES

    Services are provided to DOE by USEC for environmental restoration, waste management and other activities based on actual costs incurred at the plants. Reimbursements by DOE to USEC for actual costs incurred amounted to $53.4 million, $51.6 million and $38.3 million for the years ended June 30, 1997, 1998 and 1999, respectively.

9. COMMITMENTS AND CONTINGENCIES

POWER COMMITMENTS

    Under the terms of the plant lease, USEC purchases electric power at amounts based on actual costs incurred under DOE's power contracts with OVEC and EEI that extend through December 2005. USEC has the right to have DOE terminate the power contracts with notice ranging from three to five years.

    Under the power contracts with DOE, USEC assumed responsibility for DOE's guarantee of OVEC's senior secured notes with a remaining balance of $54.8 million at June 30, 1999, for expenditures related to compliance with the Clean Air Act Amendments of 1990, including facilities for fuel switching and the installation of continuous emission monitors.

    Subject to reductions resulting from the sale of power not taken, USEC is obligated, whether or not it takes delivery of power, to make minimum annual payments for demand charges, which reflect capital and operating costs, debt service, taxes and a return on capital, estimated as follows (in millions):


YEARS ENDING JUNE 30,
   2000 ...........................     $124.3
   2001 ...........................       84.0
   2002 ...........................       66.8
   2003 ...........................       47.2
   2004 ...........................        5.9
                                        ------
                                        $328.2
                                        ======

    Upon termination of the power contracts, USEC is responsible for and accrues for its pro rata share of costs of future decommissioning and shutdown activities at dedicated coal-fired power generating facilities owned and operated by OVEC and EEI. The accrued cost included in other liabilities amounted to $18.1 million at June 30, 1998 and 1999.

LEASE COMMITMENTS

    Total costs incurred under the plant lease with DOE and leases for office space and equipment aggregated $23.2 million, $11.5 million, and $8.1 million for the years ended June 30, 1997, 1998 and 1999, respectively. Minimum lease payments are estimated at $5.0 million for each of the years ending June 30, 2000 to 2004.

    USEC has the right to extend the plant lease indefinitely at its sole option and may terminate the lease in its entirety or with respect to one of the plants at any time upon two years' notice. Upon termination of the lease, USEC is responsible for certain lease turnover activities at the plants, including documentation of the condition of the plants and termination of facility operations. Lease turnover costs are accrued and charged to production costs over the expected lease period, which is estimated to extend through calendar year 2006, and the accrued cost included in other liabilities amounted to $23.2 million at June 30, 1998 and $28.7 million at June 30, 1999.

10. OPERATIONS AND MAINTENANCE CONTRACT

    Effective May 18, 1999, the operations and maintenance contract with Lockheed Martin Utility Systems ("LMUS"), a subsidiary of Lockheed Martin Corporation, was terminated by USEC. Most employees of LMUS became employees of USEC. Under the contract, LMUS provided labor, services, and materials and supplies to operate and maintain the plants. USEC funded LMUS for actual costs incurred and contract fees. USEC has indemnified LMUS for certain liabilities associated with performance of the operations and maintenance contract for the term of the contract. In this regard, the Privatization Act generally provides that liabilities attributable to plant operations prior to July 28, 1998, remain liabilities of the U.S. Government.

    Under the contract, USEC was responsible for and accrued for its pro rata share of pension and postretirement health and life insurance costs relating to LMUS employee benefit plans. Costs for such benefits based on actuarial estimates and matching contributions to a 401(k) defined contribution plan amounted to $20.8 million, $22.4 million, and $21.5 million for the years ended June 30, 1997, 1998 and 1999, respectively.

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

    Pursuant to the Privatization Act and in connection with the termination of the LMUS contract and the transfer of LMUS employees to USEC effective May 18, 1999, pension and postretirement health and life benefit obligations and related plan assets were transferred from plans sponsored by Lockheed Martin Corporation to plans sponsored by USEC.

    There are 7,500 employees and retirees covered by defined benefit pension plans providing retirement benefits based on compensation and years of service, and 4,200 employees and their dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for 2,400 workers who retired prior to the IPO Date.

    The following summarizes the transfers of benefit obligations and plan assets, the funded (unfunded) status of the plans, and the plan assets and benefit obligations as reflected on the balance sheet at June 30, 1999 (millions):


                                                                                 POSTRETIREMENT
                                                            DEFINED BENEFIT         HEALTH AND
                                                             PENSION PLANS      LIFE BENEFIT PLANS
                                                            ---------------     ------------------
Benefit obligations transferred .......................          $430.0              $130.0
Fair value of plan assets transferred .................           511.0                37.0
                                                                 ------              ------
Funded (unfunded) status ..............................          $ 81.0              $(93.0)
                                                                 ======              ======
Prepaid (accrued) benefit costs before transfers
     from LMUS plans ..................................          $(28.1)             $(12.0)
Transfers of net assets (obligations) from LMUS plans .            81.0               (81.0)
                                                                 ------              ------
Prepaid (accrued) benefit costs .......................          $ 52.9              $(93.0)
                                                                 ======              ======

    Plan assets are maintained in trusts and consist mainly of common stock and fixed-income investments. The transfer of plan assets and benefit obligations is subject to adjustment to reflect final actuarial valuations. The expected cost of providing pension and postretirement health and life benefits, including the amortization of actuarial gains and losses, is accrued over the years that employees render services. Assumptions used in the calculation of the benefit obligations follow:.


                                                                                         POSTRETIREMENT
                                                               DEFINED BENEFIT             HEALTH AND
                                                                PENSION PLANS          LIFE BENEFIT PLANS
                                                               ---------------         ------------------
Discount rate................................................        7.5%                       7.5%
Compensation increases.......................................        4.5%                       4.5%

    The health care cost trend rate used to measure the postretirement health benefit obligation is 8% in fiscal 2000, and is assumed to decrease gradually to 5% by fiscal 2002 and remain at that level thereafter. An increase or decrease of one percentage point in the assumed health care cost trend rate would result in a change in the benefit obligation of 19% or $25.0 million.

12. STOCKHOLDERS' EQUITY

    Changes in stockholders' equity follow (in millions):


                                                    COMMON
                                                     STOCK,       EXCESS OF                                                TOTAL
                                                   PAR VALUE    CAPITAL OVER   RETAINED      TREASURY      DEFERRED    STOCKHOLDERS'
                                                $.10 PER SHARE    PAR VALUE    EARNINGS        STOCK     COMPENSATION     EQUITY
                                                --------------  ------------   ----------   ----------   ------------  ------------
Balance at June 30, 1996 ......................   $     10.0     $  1,214.6    $    897.0         --             --     $  2,121.6

Dividend paid to U.S. Treasury ................         --             --          (120.0)        --             --         (120.0)

Transfer to DOE of uranium purchased
    under the Russian Contract (1) ............         --           (160.4)         --           --             --         (160.4)

Net income ....................................         --             --           250.1         --             --          250.1
                                                  ----------     ----------    ----------   ----------     ----------   ----------
Balance at June 30, 1997 ......................         10.0        1,054.2       1,027.1         --             --        2,091.3

Dividend paid to U.S. Treasury ................         --             --          (120.0)        --             --         (120.0)

Net income ....................................         --             --           146.3         --             --          146.3

Transfers of uranium from DOE (2) .............         --            302.9          --           --             --          302.9
                                                  ----------     ----------    ----------   ----------     ----------   ----------
Balance at June 30, 1998 ......................         10.0        1,357.1       1,053.4         --             --        2,420.5

Exit dividend paid to U.S. Treasury (3) .......         --           (658.0)     (1,051.4)        --             --       (1,709.4)

Transfer of responsibility for depleted
     uranium to DOE (4) .......................         --            373.8          --           --             --          373.8

Costs related to initial public offering ......         --             (5.3)         --           --             --           (5.3)

Repurchase of common stock ....................         --             --            --     $    (14.8)          --          (14.8)

Restricted stock issued, net of amortization...         --              4.4          --            - $           (3.7)          .7

Dividends paid to stockholders ................         --             --           (82.5)        --             --          (82.5)

Net income ....................................         --             --           152.4         --             --          152.4
                                                  ----------     ----------    ----------   ----------     ----------   ----------
BALANCE AT JUNE 30, 1999 ......................   $     10.0     $  1,072.0    $     71.9   $    (14.8)    $     (3.7)  $  1,135.4
                                                  ==========     ==========    ==========   ==========     ==========   ==========

--------------------

(1) Pursuant to the Privatization Act, in December 1996, USEC transferred to DOE the natural uranium component of low enriched uranium from highly enriched uranium purchased under the Russian Contract in calendar years 1995 and 1996. As a result of the transfer, the purchase cost of $160.4 million, including related shipping charges, was recorded as a return of capital.

(2) Under the Privatization Act, in April 1998, DOE transferred to USEC 50 metric tons of highly enriched uranium and 7,000 metric tons of natural uranium. USEC is responsible for costs related to the blending of the highly enriched uranium into low enriched uranium, as well as certain transportation, safeguards and security costs. As a result of the transfer, long-term uranium inventories and stockholders' equity were increased by $302.9 million based on DOE's historical costs for the uranium.

(3) An exit dividend of $1,709.4 million was paid to the U.S. Government at the IPO Date. The amount of the exit dividend in excess of retained earnings was recorded as a reduction of excess of capital over par value.

(4) Pursuant to the Privatization Act, depleted uranium generated by USEC through the IPO Date was transferred to DOE, and the accrued liability of $373.8 million for depleted uranium disposition was transferred to stockholders' equity.

    In February 1999, stockholders approved the USEC Inc. 1999 Equity Incentive Plan, under which 9.0 million shares of common stock are reserved for issuance over ten years, including incentive stock options, nonqualified stock options, restricted stock or stock units, performance awards and other stock-based awards. There were 318,000 shares of restricted stock granted during the year ended June 30, 1999. Sale of these shares is restricted prior to the date of vesting. Deferred compensation from restricted stock awards, based on the fair market value at the date of grant, amounted to $4.4 million for the year ended June 30, 1999. Deferred compensation is amortized to expense on a straight-line basis over the vesting period.

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

    Pursuant to the Privatization Act, certain limitations were established on the ability of a person to acquire more than 10% of USEC's voting securities for a three-year period after the IPO Date and certain foreign ownership limitations were established.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table summarizes quarterly results of operations (in millions):


                                                   SEPT. 30           DEC. 31        MARCH 31       JUNE 30            TOTAL
                                                   ---------         ---------      ---------      ---------         ---------
YEAR ENDED JUNE 30, 1999
    Revenue ....................................   $   307.9         $   422.4      $   260.4      $   537.9         $ 1,528.6
    Cost of sales ..............................       248.6             330.7          207.1          395.6           1,182.0
                                                   ---------         ---------      ---------      ---------         ---------
    Gross profit ...............................        59.3              91.7           53.3          142.3             346.6
    Special charges for suspension of
       development of AVLIS technology .........        --                --             --             34.7(1)           34.7(1)
    Project development costs ..................        31.6              27.2           19.9           27.7             106.4
    Selling, general and administrative ........         7.9               9.3           10.2           12.9              40.3
    Interest expense (2) .......................         6.5               8.8            8.6            8.6              32.5
    Other (income) expense, net ................        (1.6)             (2.0)         (10.0)          (3.2)            (16.8)
    Provision (benefit) for income taxes .......       (48.2)(3)          16.3            8.4           20.6              (2.9)(3)
                                                   ---------         ---------      ---------      ---------         ---------
    Net income .................................   $    63.1         $    32.1      $    16.2      $    41.0         $   152.4
                                                   =========         =========      =========      =========         =========
    Net income per share - basic and diluted ...   $     .63         $     .32      $     .16      $     .41         $    1.52
                                                   =========         =========      =========      =========         =========

YEAR ENDED JUNE 30, 1998
    Revenue ....................................   $   440.4         $   322.3      $   294.0      $   364.5         $ 1,421.2
    Cost of sales ..............................       342.1             235.7          214.4          269.9           1,062.1
                                                   ---------         ---------      ---------      ---------         ---------
    Gross profit ...............................        98.3              86.6           79.6           94.6             359.1
    Special charges for workforce reductions
      and privatization costs ..................        --                --             --             46.6(4)           46.6(4)
    Project development costs ..................        32.2              35.4           35.4           33.7             136.7
    Selling, general and administrative ........         8.1               8.9            7.8            9.9              34.7
    Other (income) expense, net ................        (2.0)              0.6           (3.9)           0.1              (5.2)
                                                   ---------         ---------      ---------      ---------         ---------
    Net income .................................   $    60.0         $    41.7      $    40.3      $     4.3         $   146.3
                                                   =========         =========      =========      =========         =========

-----------------------

(1) Special charges of $34.7 million ($22.7 million or $.23 per share aftertax) are for contract terminations, shutdown activities, and employee severance and benefit arrangements related to the suspension of development of the AVLIS technology. Since all project development costs were charged to expense, there was no asset write-off.

(2)  Prior to the IPO Date, USEC had no debt.

(3) USEC became subject to federal, state and local income taxes at the IPO date. The provision for income taxes includes a special income tax benefit of $54.5 million ($.54 per share) for deferred income tax benefits that arise from the transition to taxable status. Excluding the special tax benefit, the provision for income taxes was $51.6 million.

(4) Special charges of $46.6 million are for costs related to the privatization and certain severance and transition benefits in connection with workforce reductions at the production plants.