Form 10-Q
period 1999-09-30
USEC INC
filed 1999-11-05
CIK 1065059

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-14287

                                    USEC INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                       52-2107911
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                     Identification No.)


               2 DEMOCRACY CENTER,
        6903 ROCKLEDGE DRIVE, BETHESDA MD                         20817
    (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (301) 564-3200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

    As of October 31, 1999, there were 90,600,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

================================================================================

                                   USEC INC.

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
                                                  PART I
FINANCIAL INFORMATION

Consolidated Financial Statements:
    Consolidated Balance Sheets at September 30, 1999 (Unaudited) and June 30, 1999.....................      3
    Consolidated Statements of Income for the Three Months Ended
        September 30, 1999 and 1998 (Unaudited).........................................................      4
    Consolidated Statements of Cash Flows for the Three Months Ended
        September 30, 1999 and 1998 (Unaudited).........................................................      5
    Notes to Consolidated Financial Statements (Unaudited)..............................................      6
Management's Discussion and Analysis of Financial Condition
    and Results of Operations...........................................................................      7
Quantitative and Qualitative Disclosures about Market Risk..............................................     13


                                                  PART II

OTHER INFORMATION

Legal Proceedings.......................................................................................     14
Exhibits and Reports on Form 8-K........................................................................     14
Signature...............................................................................................     14

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

                                    USEC INC.
                           CONSOLIDATED BALANCE SHEETS
                   (MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        (UNAUDITED)
                                                                                       SEPTEMBER 30,       JUNE 30,
                                                                                            1999             1999
                                                                                      ---------------     -----------
ASSETS
Current Assets
   Cash and cash equivalents........................................................   $     37.7        $     86.6
   Accounts receivable - trade......................................................        184.4             373.8
   Inventories:
     Separative Work Units..........................................................        705.8             648.8
     Uranium........................................................................        145.6             160.1
     Uranium provided by customers..................................................         50.7             101.7
     Materials and supplies.........................................................         21.8              22.8
                                                                                       ----------        ----------
         Total Inventories..........................................................        923.9             933.4
   Payments for future deliveries under Russian contract............................         10.9              50.0
   Other............................................................................         35.5              29.3
                                                                                       ----------        ----------
         Total Current Assets.......................................................      1,192.4           1,473.1
Property, Plant and Equipment, net..................................................        177.3             166.6
Other Assets
   Deferred income taxes............................................................         62.6              49.5
   Deferred costs for depleted uranium..............................................         41.7              43.7
   Prepaid pension costs............................................................         52.6              52.9
   Inventories......................................................................        576.3             574.4
                                                                                       ----------        ----------
         Total Other Assets.........................................................        733.2             720.5
                                                                                       ----------        ----------
Total Assets........................................................................     $2,102.9          $2,360.2
                                                                                       ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term debt..................................................................   $     50.0        $     50.0
   Accounts payable and accrued liabilities.........................................        175.7             264.2
   Federal and state income taxes...................................................         68.1              40.9
   Payables under Russian contract..................................................         29.2              73.0
   Uranium owed to customers........................................................         50.7             101.7
                                                                                       ----------        ----------
         Total Current Liabilities..................................................        373.7             529.8
Long-Term Debt......................................................................        500.0             500.0
Other Liabilities
   Advances from customers..........................................................         18.0              19.2
   Depleted uranium disposition.....................................................         25.3              24.8
   Postretirement health and life benefit obligations...............................         94.8              93.0
   Other liabilities................................................................         54.7              58.0
                                                                                       ----------        ----------
         Total Other Liabilities....................................................        192.8             195.0
Stockholders' Equity
   Preferred stock, par value $1.00 per share, 25,000,000 shares
     authorized, none issued........................................................          -                 -
   Common stock, par value $.10 per share, 250,000,000 shares authorized,
     100,320,000 shares and 100,318,000 shares issued...............................         10.0              10.0
   Excess of capital over par value.................................................      1,071.8           1,072.0
   Retained earnings................................................................         60.9              71.9
   Treasury stock, 9,742,000 shares and 1,142,000 shares............................       (102.2)            (14.8)
   Deferred compensation............................................................         (4.1)             (3.7)
                                                                                       ----------        ----------
         Total Stockholders' Equity.................................................      1,036.4           1,135.4
                                                                                       ----------        ----------
Total Liabilities and Stockholders' Equity..........................................     $2,102.9          $2,360.2
                                                                                       ==========        ==========

                See notes to consolidated financial statements.

                                    USEC INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (MILLIONS, EXCEPT PER SHARE DATA)

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 -----------------------
                                                                                    1999          1998
                                                                                 ---------      --------
Revenue
    Separative Work Units................................................        $   205.2      $  307.7
    Uranium..............................................................             25.7            .2
                                                                                 ---------      --------
                                                                                     230.9         307.9
Cost of sales..............................................................          186.4         248.6
                                                                                 ---------      --------
Gross profit...............................................................           44.5          59.3
Project development costs..................................................            1.4          31.6
Selling, general and administrative........................................           12.2           7.9
                                                                                 ---------      --------
Operating income...........................................................           30.9          19.8
Interest expense...........................................................            8.5           6.5
Other (income) expense, net................................................           (2.8)         (1.6)
                                                                                 ---------      --------
Income before income taxes.................................................           25.2          14.9
Provision (benefit) for income taxes.......................................            9.1         (48.2)
                                                                                 ---------      --------
Net income.................................................................       $   16.1      $   63.1
                                                                                 =========      ========
Net income per share - basic and diluted...................................           $.16          $.63

Dividends per share........................................................          $.275          -

Average number of shares outstanding.......................................           97.7         100.0

                See notes to consolidated financial statements.

                                    USEC INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (MILLIONS)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            ----------------------
                                                                              1999          1998
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................       $   16.1      $     63.1
Adjustments to reconcile net income to net cash provided by operating activities:
       Deferred income taxes ........................................          (13.1)          (54.5)
       Depreciation and amortization ................................            5.4             5.2
       Depleted uranium disposition .................................            2.5             5.2
       Suspension of development of AVLIS technology ................          (30.1)            -
       Changes in operating assets and liabilities:
          Accounts receivable - (increase) decrease .................          189.4            (1.4)
          Inventories - (increase) ..................................          (43.4)          (26.9)
          Payables under Russian contract, net ......................           (4.7)           59.8
          Federal and state income taxes - increase .................           27.2             6.1
          Accounts payable and other liabilities - (decrease) .......          (77.0)          (39.0)
          Other .....................................................           (4.4)           11.0
                                                                            --------      ----------
Net Cash Provided by Operating Activities ...........................           67.9            28.6
                                                                            --------      ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures ................................................          (16.1)           (5.7)
                                                                            --------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders ......................................          (27.1)            -
Dividend paid to U.S. Treasury ......................................            -          (1,709.4)
Repurchase of common stock ..........................................          (73.6)            -
Proceeds from issuance of debt ......................................            -             565.0
Debt issuance and initial public offering costs .....................            -              (7.9)
                                                                            --------      ----------
Net Cash Provided by (Used in) Financing Activities .................         (100.7)       (1,152.3)
                                                                            --------      ----------
Net Increase (Decrease) .............................................          (48.9)       (1,129.4)
Cash and Cash Equivalents at Beginning of Period ....................           86.6         1,177.8
                                                                            --------      ----------
Cash and Cash Equivalents at End of Period ..........................       $   37.7      $     48.4
                                                                            ========      ==========
Supplemental Cash Flow Information
    Interest paid ...................................................       $   17.1      $      5.3
    Income taxes paid (refund) ......................................           (5.0)            -
Supplemental Schedule of Non-Cash Financing Activities
    Transfer of responsibility for depleted uranium disposition to
       Department of Energy .........................................            -        $    373.8

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

    Operating results for first quarter of fiscal 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. The unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes and management's discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

2.  STOCKHOLDERS' EQUITY

Changes in stockholders' equity follow (in millions):

                                         COMMON      EXCESS OF
                                         STOCK,       CAPITAL                                             TOTAL
                                       PAR VALUE       OVER       RETAINED    TREASURY      DEFERRED   STOCKHOLDERS'
                                    $.10 PER SHARE   PAR VALUE    EARNINGS     STOCK      COMPENSATION    EQUITY
                                    --------------   ---------    --------    --------    ------------ ------------
Balance at June 30, 1999...........       $10.0      $ 1,072.0     $  71.9    $  (14.8)    $  (3.7)      $1,135.4

Repurchase of common stock.........        -              -            -         (88.9)          -          (88.9)

Restricted stock issued, net of
    amortization...................        -               (.2)        -           1.5         (.4)            .9

Dividends paid to stockholders.....        -              -          (27.1)        -             -          (27.1)

Net income.........................        -              16.1         -           -             -           16.1
                                        -------       --------      ------     -------      ------       --------
BALANCE AT SEPTEMBER 30, 1999......       $10.0       $1,071.8      $ 60.9     $(102.2)     $ (4.1)      $1,036.4
                                        =======       ========      ======     =======      ======       ========

    The number shares of common stock outstanding amounted to 90.6 million at September 30, 1999, a decline of 8.6 million shares from 99.2 million shares at June 30, 1999. In June 1999, the Board of Directors approved a share repurchase program of up to 10.0 million shares of common stock. In the first quarter of fiscal 2000, 8.7 million shares were repurchased at a cost of $88.9 million, of which $73.6 million had been paid at September 30, 1999. A total of 9.5 million shares had been repurchased under the program at September 30, 1999.

3.  POWER COMMITMENTS

         Under the terms of the plant lease, USEC purchases a significant portion of its electric power at amounts based on actual costs incurred under the Department of Energy ("DOE") power contracts with Ohio Valley Electric Corporation ("OVEC") and Electric Energy, Inc. that extend through December 2005. USEC has the right to have DOE terminate the power contracts with notice ranging from three to five years. At September 30, 1999, USEC had contractual responsibility for the repayment obligation with respect to OVEC's short-term borrowings of $15.5 million and OVEC's senior secured notes of $53.7 million.

                                    USEC INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Revenue amounted to $230.9 million in the first quarter of fiscal 2000, a reduction of $77.0 million (or 25%) from $307.9 million in the first quarter of fiscal 1999. Revenue from sales of SWU declined $102.5 million (or 33%) primarily reflecting the timing of customer nuclear reactor refueling orders, as well as lower SWU commitments levels of a domestic and a foreign customer. USEC provided enrichment services for 16 reactors compared with 24 reactors in the first quarter of fiscal 1999.

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

    The average SWU priced billed to customers was about the same as in the first quarter of fiscal 1999, notwithstanding the overall trend towards lower prices in the highly competitive uranium enrichment market. USEC's financial performance over time can be significantly affected by changes in the market price for SWU. The heightened level of competition in the worldwide uranium enrichment industry, coupled with the impact of deregulation in the U.S. utility industry, has resulted in a trend towards lower prices and shorter contract terms. USEC anticipates that these trends will continue in the near future. As a result of market dynamics and the impact of USEC's current cost structure, including the impact of increased purchases under the Russian contract at prices above current market sales prices, USEC's share of new SWU commitments has declined somewhat from prior levels.

    In addition, the trends described above will continue to affect the level of USEC's backlog. As the older customer contracts with higher prices expire, USEC's backlog is becoming more heavily weighted with the newer contracts with the shorter terms and lower prices. In light of this, USEC expects that its backlog will decline over time unless new SWU commitments are added at sufficient levels to offset the impact of shorter term contracts, expiring commitments and prices on the backlog.

    Revenue from sales of uranium, primarily uranium hexafluoride ("UF6"), amounted to $25.7 million in the first quarter of fiscal 2000, compared with $.2 million in the first quarter of fiscal 1999. Certain contracts with customers provided for the sale of uranium and SWU in the form of enriched uranium product. The growth in revenue from sales of uranium in the first quarter of fiscal 2000 was affected by lower market prices for uranium compared with the corresponding period in fiscal 1999.

    The percentage of revenue from domestic and international customers follows:

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -----------------------
                                                                             1999         1998
                                                                         ---------     --------
          Domestic.....................................................     43%            57%
          Asia.........................................................     48             26
          Europe and other.............................................      9             17
                                                                         ---------     --------
                                                                           100%           100%
                                                                         =========     ========

    Revenue from domestic customers declined $77.2 million (or 44%), revenue from customers in Asia increased $29.7 million (or 37%), and revenue from customers in Europe and other areas declined $29.5 million (or 58%). The changes in the geographic mix of revenue in the first quarter of fiscal 2000 resulted primarily from the timing of customers' orders and the growth in sales of uranium.

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

    Cost of sales amounted to $186.4 million in the first quarter of fiscal 2000, a reduction of $ 62.2 million (or 25%) compared with $248.6 million in the first quarter of fiscal 1999. The decline in cost of sales reflects a 33% decline in sales of SWU from the timing of customer orders, partly offset by higher sales of uranium. As a percentage of revenue, cost of sales amounted to 81%, about the same as in the first quarter of fiscal 1999.

    USEC purchases a significant portion of its electric power based on long-term contracts with dedicated power generating facilities. Firm power costs vary depending on operating and capital costs incurred at the power generating facilities. Non-firm power costs vary seasonally with rates being higher during winter and summer as a function of the extremity of the weather and as a function of demand during peak and off-peak times. Power costs are typically higher in the summer months as almost all of the power supplied to the Paducah plant in the summer months is purchased at market-based rates because it is non-firm power. In the summers of 1999 and 1998, production at the Paducah plant was reduced to avoid the high cost of non-firm power.

    Electric power costs amounted to $70.0 million in the first quarter of fiscal 2000 (representing 49% of production costs) compared with $90.9 million (representing 54% of production costs) in the first quarter of fiscal 1999, a reduction of $20.9 million (or 23%). USEC negotiated and implemented changes to its power supply agreements to limit exposure to high-cost, non-firm power prices at the Paducah plant, to monetize excess power available in the summer of 1999 under the contract to the Portsmouth plant, and to move blocks of power in the summer of 1999 from the Portsmouth plant to the Paducah plant. As a result, power supplied to and purchased for the Portsmouth plant in the first quarter of fiscal 2000 was lower than in the corresponding period in fiscal 1999. In the first quarter of fiscal 1999, persistent hot weather, high electricity demand in the Midwest and power generation shortages had resulted in record high power costs at the Paducah plant.

    Costs for labor included in production costs declined 8% compared with the first quarter of fiscal 1999. Consistent with an agreement with the U.S. Treasury, the average number of employees at the plants declined 11% in the first quarter of fiscal 2000 compared with the corresponding period in fiscal 1999. In fiscal 1998, USEC had recorded a special charge of $12.8 million for costs related to severance benefits to be paid to plant workers in connection with workforce reductions, of which $8.3 million had been paid with respect to 420 workers as of September 30, 1999.

    At the Portsmouth plant, SWU unit production costs continue to be adversely affected by low production facility capability due to continued sub-optimal gaseous diffusion production equipment availability.

    Pursuant to the agreement with the U.S. Treasury, USEC has committed to continue operation of the plants until at least January 2005, subject to limited exceptions, including:

       - events beyond the reasonable control of USEC, such as natural disasters;
       -   a decrease in annual worldwide demand to less than 28 million SWU;
       - a decline in the average price for all SWU under USEC's long-term firm contracts to less than $80 per SWU (in 1998 dollars);
       - a decline in the operating margin to below 10% in a consecutive twelve-month period;
       - a decline in the interest coverage ratio to below 2.5x in a consecutive twelve-month period; or
       - if the long-term corporate credit rating of USEC is, or is reasonably expected in the next twelve months to be, downgraded below an investment grade rating.

    None of the exceptions to USEC's obligation to operate the plants has occurred. Based on information known, USEC does not anticipate that the average SWU price under its long-term firm contracts is likely to fall below $80 per SWU (in 1998 dollars) in the near future.

    USEC is the Executive Agent of the U.S. Government under a government-to-government agreement to purchase the SWU component of enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. Global market prices for SWU have declined below the price being paid for SWU under the Russian contract. USEC has begun negotiations to align the Russian contract with market pricing realities. Cost of sales has been, and will continue to be, adversely affected by amounts paid to purchase SWU under the Russian contract. In addition, since the volume of Russian SWU purchases has increased, USEC has operated the plants at significantly lower production levels resulting in higher unit production costs.

    SWU purchased from the Russian Federation represented 49% of the combined produced and purchased supply mix in the first quarter of fiscal 2000 compared with 46% in the corresponding period in fiscal 1999. USEC has ordered 5.7 million SWU for delivery under the Russian contract in calendar year 1999, of which 2.7 million SWU had been delivered as of September 30, 1999.

    Gross Profit

    Gross profit amounted to $44.5 million in the first quarter of fiscal 2000, a reduction of $14.8 million (or 25%) from $59.3 million in the first quarter of fiscal 1999. The reduction in gross profit reflects lower revenue primarily from the timing of customer orders. Gross margin was 19%, about the same as in the first quarter of fiscal 1999.

    Project Development Costs

    Project development costs amounted to $1.4 million in the first quarter of fiscal 2000 compared with $31.6 million in the first quarter of fiscal 1999. Project development spending in the first quarter of fiscal 2000 is not indicative of the level of spending expected for the full fiscal year. Costs are expected to increase during the remainder of fiscal 2000. USEC is evaluating a potential new advanced enrichment technology called "SILEX" and the availability and economics of centrifuge technology.

    Costs incurred in the fiscal 1999 period were primarily for AVLIS. In June 1999, further development of the AVLIS enrichment technology was suspended, resulting in a special charge of $34.7 million against income in fiscal 1999 for contract termination, shutdown activities and employee benefit arrangements, of which $30.1 million had been paid as of September 30, 1999.

    Selling, General and Administrative

    Selling, general and administrative expense amounted to $12.2 million in the first quarter of fiscal 2000, an increase of $4.3 million (54%) from $7.9 million in the first quarter of fiscal 1999. The increase reflects planned additional corporate staff following the initial public offering in July 1998, and amortization of the cost of restricted stock grants and higher external professional fees primarily for power initiatives and foreign trade matters.

    Operating Income

    Operating income amounted to $30.9 million in the first quarter of fiscal 2000, an increase of $11.1 million (or 56%), compared with $19.8 million in the first quarter of fiscal 1999. The increase reflects a reduction of $30.2 million in project development costs following the suspension of AVLIS development in June 1999, partially offset by a reduction of $14.8 million in gross profit.

    Interest Expense

    Interest expense amounted to $8.5 million in the first quarter of fiscal 2000, an increase of $2.0 million (31%) from $6.5 million in the first quarter of fiscal 1999. Long-term debt and outstanding borrowings under credit facilities averaged $528.3 million for the three months in the first quarter of fiscal 2000 compared with an average of $557.6 million for two months in the corresponding period in fiscal 1999. Prior to July 28, 1998, the date of the initial public offering, USEC had no debt.

    Provision for Income Taxes

    The effective tax rate was 36.1% in the first quarter of fiscal 2000.

    USEC became subject to federal, state and local income taxes July 28, 1998, the date of the initial public offering, and the provision for income taxes in the first quarter of fiscal 1999 includes a special income tax benefit of $54.5 million ($.54 per share) for deferred income tax benefits that arose from the transition to taxable status. Excluding the special tax benefit, the provision for income taxes amounted to $6.3 million in the first quarter of fiscal 1999.

    Net Income

    Net income amounted to $16.1 million (or $.16 per share) in the first quarter of fiscal 2000 compared with $8.6 million (or $.09 per share), excluding special items, in the corresponding period in fiscal 1999. The increase reflects lower project development costs following the suspension of AVLIS development in June 1999, partly offset by lower gross profit. Net income was $63.1 million (or $.63 per share) in the first quarter of fiscal 1999.

    The average number shares of common stock outstanding amounted to 97.7 million in the first quarter of fiscal 2000, a decline of 2.3 million shares from 100.0 million shares in the first quarter of fiscal 1999. The reduction in the average reflects the repurchase during the quarter of 8.7 million shares under a repurchase program authorized in June 1999. At September 30, 1999, there were 90.6 million shares issued and outstanding.

    LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Cash Flow

    Net cash flows provided by operating activities amounted to $67.9 million in the first quarter of fiscal 2000 compared with $28.6 million in the first quarter of fiscal 1999. The increase resulted from a reduction of $189.4 million in customer trade receivables from collections following the high level of revenue billed during the three months ended June 30, 1999. The increase was partially offset by payments of $30.1 million relating to suspension of development of the AVLIS technology, the first semiannual payment of $16.7 million in July 1999 for interest on senior notes issued in January 1999, and an increase of $43.4 million in inventories.

    Capital expenditures amounted to $16.1 million in the first quarter of fiscal 2000, compared with $5.7 million in the first quarter of fiscal 1999. Capital expenditures in the fiscal 2000 period include costs for seismic upgrades at the Paducah plant, required by the NRC Compliance Plan, to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. In fiscal 2000, USEC expects its capital expenditures will approximate $61.0 million, including costs for seismic upgrades at the Paducah plant and costs to upgrade the Paducah plant's capability to produce enriched uranium up to 5.5% U235.

    In June 1999, the Board of Directors approved a share repurchase program of up to 10.0 million shares of common stock. In the first quarter of fiscal 2000,
8.7 million shares were repurchased at a cost of $88.9 million, of which $73.6 million had been paid at September 30, 1999. At September 30, 1999, a total of
9.5 million shares had been repurchased since the inception of the program.

    Dividends paid to stockholders amounted to $27.1 million in the first quarter of fiscal 2000. There was no dividend payment in the first quarter of fiscal 1999 as USEC began regular quarterly dividend payments in December 1999.

    The exit dividend paid to the U.S. Treasury July 28, 1998, the date of the initial public offering, amounted to $1,709.4 million.

    Capital Structure and Financial Resources

    In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

    Commitments available under bank credit facilities amounted to $300.0 million at September 30, 1999, as follows: $150.0 million under a revolving credit facility convertible in July 2000 into a one-year term loan and $150.0 million under a revolving credit facility expiring July 2003. Commercial paper borrowings of $50.0 million included in short-term debt at September 30, 1999, are supported by available commitments under the bank credit facilities.

    Net working capital amounted to $818.7 million, including net inventories of $873.2 million, at September 30, 1999, compared with $943.3 million, including net inventories of $831.7 million, at June 30, 1999. The total debt-to-capitalization ratio was 35% at September 30, 1999, compared with 33% at June 30, 1999.

    USEC expects that its cash, internally generated funds from operating activities, and available financing sources under the bank credit facilities and commercial paper program will be sufficient to meet its obligations as they become due, and to fund operating requirements of the plants, purchases of SWU under the Russian Contract, capital expenditures and discretionary investments, interest expense, quarterly dividends, and repurchases of shares of common stock.

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

    USEC recognizes that, given the complex interaction of computing and communication systems, it is not possible to be certain that all efforts to have all critical systems Year 2000 ready will be successful. There can be no assurance that such programs will identify and cure all software problems, or that entities on whom USEC relies for certain services integral to its business, such as the electric power suppliers, will successfully address all of their software and systems problems in order to operate without disruption in 2000. Contingency plans have been developed and are being continually evaluated and revised during the remainder of calendar year 1999. Contingency planning includes, but is not limited to, the development of plans in the event that electric power is interrupted or reduced for an extended period of time, the continued communication with critical suppliers to ensure their Year 2000 readiness, and the identification of alternative suppliers, vendors and service providers.

    Costs for software modifications and systems upgrades to resolve Year 2000 issues aggregated $12.2 million at September 30, 1999, and additional costs of $.2 million are expected during the remainder of fiscal 2000.

                                    USEC INC.

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

    The repayment schedule of short-term debt based on maturity dates available under the bank credit facilities, the scheduled maturity dates of long-term debt, the balance sheet carrying amounts at September 30, 1999, and related fair values calculated based on a spread over U.S. Treasury securities with similar maturities, follow (millions):


                                                 MATURITY DATES
                                   -------------------------------------------
                                    SEPTEMBER        JANUARY        JANUARY          BALANCE SHEET           FAIR
                                       2000            2006           2009          CARRYING AMOUNT         VALUE
                                   -------------    -----------    -----------     ------------------     -----------
Short-term debt..................... $ 50.0                                             $  50.0             $  50.0
Long-term debt:
       6.625% senior notes.......                      $350.0                             350.0               321.7
       6.750% senior notes.......                                     $150.0              150.0               134.4
                                                                                         ------              ------
                                                                                         $550.0              $506.1
                                                                                         ======              ======

                                    USEC INC.

                           PART II. OTHER INFORMATION

LEGAL PROCEEDINGS

    None.

EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          EXHIBIT
             NO.                                      DESCRIPTION
          -------                                     -----------
           10.37       Agreement between USEC Inc. and George P. Rifakes, dated October 1, 1999.

           10.38       USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999.

           10.39       USEC Inc. Pension Restoration Plan, dated September 1, 1999.

           10.40       Form of Change in Control Arrangement with executive officers.

           27          Financial Data Schedule.

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                              USEC INC.

November 4, 1999         By  /s/ HENRY Z SHELTON, JR.
                             ------------------------------------------------
                                          HENRY Z SHELTON, JR.
                            Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                   USEC INC.

                                 EXHIBIT INDEX

           EXHIBIT
              NO.                                           DESCRIPTION
           -------                                          -----------
            10.37       Agreement between USEC Inc. and George P. Rifakes, dated October 1, 1999.

            10.38       USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999.

            10.39       USEC Inc. Pension Restoration Plan, dated September 1, 1999.

            10.40       Form of Change in Control Arrangement with executive officers.

            27          Financial Data Schedule.
