Form 10-Q
period 1999-12-31
USEC INC
filed 2000-02-08
CIK 1065059

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1999

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


    As of January 31, 2000, there were 90,541,000 shares of Common Stock, par value $.10 per share, issued and outstanding.
================================================================================

                                    USEC INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                  PART I
FINANCIAL INFORMATION
Consolidated Financial Statements:
    Consolidated Balance Sheets at December 31, 1999 (Unaudited) and June 30, 1999......................       3
    Consolidated Statements of Income for the Three and Six Months Ended
        December 31, 1999 and 1998 (Unaudited)..........................................................       4
    Consolidated Statements of Cash Flows for the Six Months Ended
        December 31, 1999 and 1998 (Unaudited)..........................................................       5
    Notes to Consolidated Financial Statements (Unaudited)..............................................       6
Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................................................       8
Quantitative and Qualitative Disclosures about Market Risk..............................................      15


                                                  PART II
OTHER INFORMATION
Legal Proceedings.......................................................................................      16
Submission of Matters to a Vote of Security Holders.....................................................      16
Exhibits and Reports on Form 8-K........................................................................      17
Signature...............................................................................................      17







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

                                    USEC INC.
                           CONSOLIDATED BALANCE SHEETS
                   (MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                (UNAUDITED)
                                                                                DECEMBER 31,    JUNE 30,
                                                                                    1999          1999
                                                                                ------------    --------

ASSETS
Current Assets
   Cash and cash equivalents ............................................       $     20.9      $     86.6
   Accounts receivable - trade ..........................................            358.7           373.8
   Inventories:
     Separative Work Units ..............................................            707.2           648.8
     Uranium ............................................................            200.1           160.1
     Uranium provided by customers ......................................             54.0           101.7
     Materials and supplies .............................................             22.0            22.8
                                                                                  --------        --------
         Total Inventories ..............................................            983.3           933.4
   Payments for future deliveries under Russian contract ................              -              50.0
   Other ................................................................             34.2            29.3
                                                                                  --------        --------
         Total Current Assets ...........................................          1,397.1         1,473.1
Property, Plant and Equipment, net ......................................            192.9           166.6
Other Assets
   Deferred income taxes ................................................             67.4            49.5
   Deferred costs for depleted uranium ..................................             39.6            43.7
   Prepaid pension costs ................................................             52.6            52.9
   Inventories ..........................................................            494.4           574.4
                                                                                  --------        --------
         Total Other Assets .............................................            654.0           720.5
                                                                                  --------        --------
Total Assets ............................................................       $  2,244.0      $  2,360.2
                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term debt ......................................................       $    198.3      $     50.0
   Accounts payable and accrued liabilities .............................            157.0           264.2
   Federal and state income taxes .......................................             84.3            40.9
   Payables under Russian contract ......................................              -              73.0
   Uranium owed to customers ............................................             54.0           101.7
                                                                                  --------        --------
         Total Current Liabilities ......................................            493.6           529.8
Long-Term Debt ..........................................................            500.0           500.0
Other Liabilities
   Advances from customers ..............................................             17.9            19.2
   Depleted uranium disposition .........................................             35.4            24.8
   Postretirement health and life benefit obligations ...................             97.8            93.0
   Other liabilities ....................................................             55.1            58.0
                                                                                  --------        --------
         Total Other Liabilities ........................................            206.2           195.0
Stockholders' Equity
   Preferred stock, par value $1.00 per share, 25,000,000 shares
     authorized, none issued ............................................              -               -
   Common stock, par value $.10 per share, 250,000,000 shares authorized,
     100,320,000 shares and 100,318,000 shares issued ...................             10.0            10.0
   Excess of capital over par value .....................................          1,071.7         1,072.0
   Retained earnings ....................................................             68.6            71.9
   Treasury stock, 9,779,000 shares and 1,142,000 shares ................           (102.3)          (14.8)
   Deferred compensation ................................................             (3.8)           (3.7)
                                                                                  --------        --------
         Total Stockholders' Equity .....................................          1,044.2         1,135.4
                                                                                  --------        --------
Total Liabilities and Stockholders' Equity ..............................       $  2,244.0      $  2,360.2
                                                                                  ========        ========

                 See notes to consolidated financial statements.

                                    USEC INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (MILLIONS, EXCEPT PER SHARE DATA)




                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       DECEMBER 31,                   DECEMBER 31,
                                               --------------------------      -------------------------
                                                  1999           1998            1999           1998
                                               ----------      ----------      ---------      ----------
Revenue
    Separative Work Units ..............       $    431.8      $    413.8      $   637.0      $    721.5

    Uranium ............................             15.8             8.6           41.5             8.8
                                               ----------      ----------      ---------      ----------

                                                    447.6           422.4          678.5           730.3

Cost of sales ..........................            377.4           330.7          563.8           579.3
                                               ----------      ----------      ---------      ----------

Gross profit ...........................             70.2            91.7          114.7           151.0

Project development costs ..............              2.6            27.2            4.0            58.8

Selling, general and administrative ....             11.2             9.3           23.4            17.2
                                               ----------      ----------      ---------      ----------

Operating income .......................             56.4            55.2           87.3            75.0

Interest expense .......................              9.8             8.8           18.3            15.3

Other (income) expense, net ............             (2.9)           (2.0)          (5.7)           (3.6)
                                               ----------      ----------      ---------      ----------

Income before income taxes .............             49.5            48.4           74.7            63.3

Provision (benefit) for income taxes ...             16.9            16.3           26.0           (31.9)
                                               ----------      ----------      ---------      ----------
Net income .............................       $     32.6      $     32.1      $    48.7      $     95.2
                                               ==========      ==========      =========      ==========
Net income per share - basic and diluted       $      .36      $      .32      $     .52      $      .95

Dividends per share ....................       $     .275      $     .275      $     .55      $     .275

Average number of shares outstanding ...             90.6           100.0           94.2           100.0

                 See notes to consolidated financial statements.

                                    USEC INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (MILLIONS)

                                                                             SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                         ------------------------

                                                                           1999           1998
                                                                         --------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .......................................................       $   48.7      $     95.2

Adjustments to reconcile net income to net cash provided
    by operating activities:
       Deferred income taxes .....................................          (17.9)          (54.5)
       Depreciation and amortization .............................            9.0             9.4
       Depleted uranium disposition ..............................           14.7            14.4
       Suspension of development of AVLIS technology .............          (32.5)            -
       Changes in operating assets and liabilities:
          Accounts receivable - (increase) decrease ..............           15.1           (72.9)
          Inventories - (increase) decrease ......................          (17.6)           31.4
          Payables under Russian contract, net ...................          (23.0)           23.9
          Federal and state income taxes - increase ..............           43.4            17.7
          Accounts payable and other liabilities - (decrease) ....          (72.6)          (32.2)
          Other ..................................................           (4.4)           (2.6)
                                                                         --------      ----------
Net Cash Provided by (Used in) Operating Activities ..............          (37.1)           29.8
                                                                         --------      ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures .............................................          (35.3)          (16.8)
                                                                         --------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders ...................................          (52.0)          (27.5)
Dividend paid to U.S. Treasury ...................................            -          (1,709.4)
Repurchase of common stock .......................................          (89.6)            -
Proceeds from issuance of debt ...................................          148.3           600.0
Debt issuance and initial public offering costs ..................            -              (8.5)
                                                                         --------      ----------
Net Cash Provided by (Used in) Financing Activities ..............            6.7        (1,145.4)
                                                                         --------      ----------
Net Increase (Decrease) ..........................................          (65.7)       (1,132.4)
Cash and Cash Equivalents at Beginning of Period .................           86.6         1,177.8
                                                                         --------      ----------
Cash and Cash Equivalents at End of Period .......................       $   20.9      $     45.4
                                                                         ========      ==========
Supplemental Cash Flow Information
    Interest paid ................................................       $   20.4      $     13.6
    Income taxes paid ............................................             .9             5.4
Supplemental Schedule of Non-Cash Financing Activities
    Transfer of responsibility for depleted uranium disposition to
       Department of Energy ......................................            -        $    373.8


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

    Operating results for six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. The unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes and management's discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


2.  STOCKHOLDERS' EQUITY

    Changes in stockholders' equity follow (in millions):

                                     COMMON
                                      STOCK,        EXCESS OF                                               TOTAL
                                    PAR VALUE      CAPITAL OVER    RETAINED     TREASURY    DEFERRED     STOCKHOLDERS'
                                  $.10 PER SHARE    PAR VALUE      EARNINGS      STOCK    COMPENSATION     EQUITY
                                  --------------  -------------    --------     -------   ------------   -----------
Balance at June 30, 1999 ......       $  10.0     $  1,072.0      $  71.9      $  (14.8)     $ (3.7)     $  1,135.4

Repurchase of common stock ....           -              -            -           (89.6)        -             (89.6)

Restricted stock issued, net of
    amortization ..............           -              (.3)         -             2.1         (.1)            1.7

Dividends paid to stockholders            -              -          (52.0)          -           -             (52.0)

Net income ....................           -              -           48.7           -           -              48.7
                                      -------     ----------      -------      --------      ------      ----------
BALANCE AT  DECEMBER 31, 1999 .       $  10.0     $  1,071.7      $  68.6      $ (102.3)     $ (3.8)     $  1,044.2
                                      =======     ==========      =======      ========      ======      ==========

    The number of shares of common stock outstanding amounted to 90.5 million at December 31, 1999, a decline of 8.7 million shares from 99.2 million shares at June 30, 1999. In the six months ended December 31, 1999, 8.8 million shares were repurchased at a cost of $89.6 million. At December 31, 1999, a total of
9.6 million shares had been repurchased under a program approved by the Board in June 1999 to repurchase up to 10.0 million shares of common stock over a two year period.

                                    USEC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  POWER COMMITMENTS

    Under the terms of the plant lease, USEC purchases a significant portion of its electric power at amounts based on actual costs incurred under the Department of Energy ("DOE") power contracts with Ohio Valley Electric Corporation ("OVEC") and Electric Energy, Inc. that extend through December 2005. USEC has the right to have DOE terminate the power contracts with notice ranging from three to five years. USEC is responsible for DOE's guarantee of OVEC's short-term borrowings and senior secured notes that amounted to $22.1 million and $51.9 million, respectively, at December 31, 1999.


4.  SUBSEQUENT EVENTS

    On February 3, 2000, the Board of Directors reduced by half the dividend paid on common stock, declaring a quarterly dividend of $.1375 per share payable March 15, 2000, to shareholders of record on February 25, 2000. In a related action, the Board of Directors approved an expansion of the common stock repurchase program and authorized buying up to an additional 20 million shares by June 2001.

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


RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

    Revenue

    Revenue from the sale of SWU amounted to $431.8 million in the three months ended December 31, 1999, an increase of $18.0 million (or 4%) over the $413.8 million in the corresponding period of fiscal 1999. In the six months ended December 31, 1999, revenue was $637.0 million, a reduction of $84.5 million (or 12%) from the $721.5 million in the fiscal 1999 period.

    Changes in revenue in the fiscal 2000 periods resulted from a reduction in average prices for separative work units ("SWU") billed to customers, changes in timing of customer nuclear reactor refueling orders, and lower SWU commitment levels of two domestic and a foreign customer. Average SWU prices billed to customers declined 9% and 5% in the three and six months ended December 31, 1999, respectively, compared with the fiscal 1999 periods.

    The volume of SWU sold increased 14% in the three months ended December 31, 1999, but declined 7% in the six months ended December 31, 1999, compared with the corresponding periods of fiscal 1999. Revenue and operating results can fluctuate significantly from quarter-to-quarter, and in some cases, year-to-year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 18 months (or in some cases up to 24 months), and are in turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations.

    Revenue in the three months ended December 31, 1999, includes sales of $42.8 million to customers in Japan to replace SWU stranded at the Tokai-mura uranium processing facility in Japan. Operations at the facility were suspended in September 1999 following an incident involving highly enriched uranium for an experimental reactor. Nuclear fuel services sold by USEC were not involved in the incident. Additional sales to Japanese customers affected by the incident are expected during the remainder of fiscal 2000. As SWU is retrieved from the facility and used by the Japanese customers in fiscal years 2001 and 2002, USEC's sales to such customers may be reduced.

     USEC's financial performance over time can be significantly affected by changes in the market price for SWU. As older customer contracts with higher prices expire, USEC's backlog is becoming more heavily weighted with newer contracts with shorter terms and lower prices. In light of this, USEC expects that its backlog will decline over time unless new SWU commitments are added at sufficient levels to offset the impact of shorter term contracts, expiring commitments and lower prices.

    Revenue from sales of uranium, primarily uranium hexafluoride, amounted to $15.8 million and $41.5 million in the three and six months ended December 31, 1999, compared with $8.6 million and $8.8 million in the corresponding periods in fiscal 1999. The level of uranium sales is consistent with USEC's long-range plans developed at the time of privatization. Although uranium prices have declined in the six months ended December 31, 1999, compared with the corresponding period in fiscal 1999, sales of uranium from inventory are expected to continue to generate cash flow.

    The percentage of revenue from domestic and international customers follows:

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                             DECEMBER 31,           DECEMBER 31,
                                          ------------------     -----------------
                                           1999       1998       1999       1998
                                           ----       ----       ----       ----
Domestic .................................   62%        54%        56%        56%
Asia .....................................   35         41         39         34
Europe and other .........................    3          5          5         10
                                            ---        ---        ---        ---
                                            100%       100%       100%       100%
                                            ===        ===        ===        ===

    Revenue from domestic customers declined $29.3 million (or 7%), revenue from customers in Asia increased $16.4 million (or 7%), and revenue from customers in Europe and other areas declined $38.9 million (or 54%) in the six months ended December 31, 1999, compared with the corresponding period of fiscal 1999. The changes in the geographic mix of revenue resulted primarily from replacement SWU sales to Japan, the timing of customers' orders, and the growth in sales of uranium.

    Cost of Sales

    Cost of sales is based on the quantity of SWU sold during the period and is dependent upon production costs at the plants and purchase costs primarily under the Russian contract. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, and maintenance and repairs. Under the monthly moving average inventory cost method, an increase or decrease in production or purchase costs will have an effect on cost of sales over current and future periods.

    Cost of sales amounted to $377.4 million in the three months ended December 31, 1999, an increase of $46.7 million (or 14%) compared with $330.7 million in the corresponding period in fiscal 1999. Cost of sales in the six months ended December 31, 1999, was $563.8 million, a decline of $15.5 million (or 3%) from the $579.3 million in the corresponding period of fiscal 1999. The increase in cost of sales for the three months ended December 31, 1999, reflects the 14% increase in the volume of SWU sold and higher sales of uranium. Cost of sales continues to be adversely affected by increased purchases of SWU under the Russian contract and lower production at the plants. As a percentage of revenue, cost of sales amounted to 83% in the first six months of fiscal 2000, compared with 79% in the corresponding period of fiscal 1999.

    USEC purchases a significant portion of its electric power based on long-term contracts with dedicated power generating facilities. Firm power costs vary depending on operating and capital costs incurred at the power generating facilities. Non-firm power costs vary seasonally with rates being higher during winter and summer as a function of the extremity of the weather. USEC's power costs are typically higher in the summer months as almost all of the power supplied to the Paducah plant in the summer months is purchased at market-based rates because it is non-firm power. In the summers of 1999 and 1998, production at the Paducah plant was reduced to mitigate the high cost of non-firm power.

    Electric power costs amounted to $177.4 million in the first six months of fiscal 2000 (representing

52% of production costs) compared with $199.0 million (representing 55% of production costs) in the corresponding period of fiscal 1999, a reduction of $21.6 million (or 11%). Power supplied to and purchased for the Portsmouth plant in the six months ended December 31, 1999, was lower than in the corresponding period in fiscal 1999. USEC negotiated and implemented changes to its power supply agreements to limit exposure to high-cost, non-firm power prices at the Paducah plant, to monetize excess power available in the summer of 1999 under the contract to the Portsmouth plant, and to have the ability to move blocks of power in the summer of 1999 from the Portsmouth plant to the Paducah plant. USEC and one of its major suppliers are in negotiations for a similar supply agreement modification to be in place for the summer of the year 2000. In the six months ended December 31, 1998, persistent hot weather, high electricity demand in the Midwest and power generation shortages had contributed to record high power costs at the Paducah plant.

    Costs for labor included in production costs declined 7% compared with the first six months of fiscal 1999. The average number of employees at the plants declined 9% in the first six months of fiscal 2000 compared with the corresponding period in fiscal 1999. In fiscal 1998, USEC had recorded a special charge of $12.8 million for costs related to severance benefits to be paid to plant workers in connection with workforce reductions, of which $11.8 million had been paid with respect to 470 workers as of December 31, 1999.

    During fiscal 1999 and most of the six months ended December 31, 1999, SWU unit production costs at the Portsmouth plant were adversely affected by low production facility capability due to sub-optimal gaseous diffusion production equipment availability. A significant improvement in equipment availability was achieved in the three months ended December 31, 1999.

    Pursuant to the agreement with the U.S. Treasury, USEC has committed to continue operation of the two plants until at least January 2005, subject to limited exceptions, including:

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

    On February 4, 2000, Standard & Poor's revised its credit rating of USEC's long-term debt to below investment grade.

    USEC is the Executive Agent of the U.S. Government under a government-to-government agreement to purchase the SWU component of enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. Cost of sales has been, and will continue to be, adversely affected by amounts paid to purchase SWU under the Russian contract. In addition, since the volume of Russian SWU purchases has increased, USEC has operated the plants at significantly lower production levels resulting in higher unit production costs. Global market prices for SWU have declined below the price being paid for SWU under the Russian contract. Based on preliminary discussions with the U.S. and Russian governments, USEC expects that prices for SWU purchased under the Russian contract will be aligned with market prices beginning in calendar year 2002.

    SWU purchased from the Russian Federation represented 45% of the combined produced and purchased supply mix in the six months ended December 31, 1999, compared with 35% in the corresponding period in fiscal 1999. USEC has ordered
5.5 million SWU for delivery under the Russian contract in calendar year 2000 and expects to order and purchase 5.5 million SWU in calendar 2001.

    Gross Profit

    Gross profit amounted to $114.7 million in the first six months of fiscal 2000, a reduction of $36.3 million (or 24%) from $151.0 million in the corresponding period in fiscal 1999. Gross margin was 17% compared with 21% in the first six months of fiscal 1999. The reduction reflects the 5% decline in average SWU prices billed to customers.

    Project Development Costs

Project development costs amounted to $4.0 million in the first six months of fiscal 2000 compared with $58.8 million in the corresponding period in fiscal 1999. Costs incurred in the fiscal 1999 period were primarily for AVLIS. In June 1999, further development of the AVLIS enrichment technology was suspended, resulting in a special charge of $34.7 million against income in fiscal 1999 for contract termination, shutdown activities and employee benefit arrangements, of which $33.0 million had been paid as of December 31, 1999.

    USEC is evaluating the availability and economics of centrifuge technology and a potential new advanced enrichment technology called "SILEX". Project development costs are expected to be $18.0 million in fiscal 2000, including costs for SILEX.

    Selling, General and Administrative

    Selling, general and administrative expense amounted to $23.4 million in the six months ended December 31, 1999, an increase of $6.2 million (36%) from $17.2 million in the corresponding period in fiscal 1999. The increase reflects costs for executive compensation plans, including amortization of the cost of restricted stock grants, and additional corporate staff following the initial public offering in July 1998.

    Operating Income

    Operating income amounted to $87.3 million in the first six months of fiscal 2000, an increase of $12.3 million (or 16%), compared with $75.0 million in the corresponding period in fiscal 1999. The increase reflects the reduction of $54.8 million in project development costs following the suspension of AVLIS development in June 1999, partially offset by a lower gross profit.

    Interest Expense

    Interest expense amounted to $18.3 million in the six months ended December 31, 1999, an increase of $3.0 million (20%) from $15.3 million in the first six months of fiscal 1999. Total long-term and short-term debt outstanding averaged $567.8 million in the six months ended December 31, 1999 compared with $480.1 million in the corresponding period in fiscal 1999, an increase of 18%. Prior to July 28, 1998, the date of the initial public offering, USEC had no debt.

    As a result of the revised credit rating of USEC's long-term debt to below investment grade on February 4, 2000, USEC anticipates that costs of borrowing under its bank credit facilities will increase.

    Provision for Income Taxes

    The effective income tax rate was 34.8% in the six months ended December 31, 1999.

    USEC became subject to federal, state and local income taxes July 28, 1998, the date of the initial public offering, and the provision for income taxes in the six months ended December 31, 1998 includes a special income tax benefit of $54.5 million ($.54 per share) for deferred income tax benefits that arose from the transition to taxable status. Excluding the special tax benefit, the provision for income taxes amounted to $22.6 million in the six months ended December 31, 1998.

     Net Income

    Net income amounted to $48.7 million (or $.52 per share) in the first six months of fiscal 2000 compared with $40.7 million (or $.41 per share), excluding a special tax credit in the corresponding period in fiscal 1999. The increase reflects lower project development costs following the suspension of AVLIS development in June 1999, partly offset by lower gross profit. Net income was $95.2 million (or $.95 per share) in the six months ended December 31, 1998.

    The average number shares of common stock outstanding was 94.2 million in the six months ended December 31, 1999, a decline of 5.8 million shares from
100.0 million shares in the corresponding period of fiscal 1999. The reduction reflects the repurchase of shares under a repurchase program authorized in June 1999. At December 31, 1999, there were 90.5 million shares issued and outstanding.

    Fiscal 2000 and 2001 Outlook

     Based on the results of the first half of fiscal 2000, USEC continues to expect net income of $110.0 million to $115.0 million in fiscal 2000, excluding a special charge relating to workforce reductions.

     Looking ahead to fiscal 2001 and beyond, USEC expects that its financial condition and results of operations will continue to be adversely affected by unfavorable global market conditions for the sale of enriched uranium and the legal constraints placed on USEC's ability to reduce costs in response to these changed market conditions.

     Global overcapacity for uranium enrichment, aggressive competitor pricing, unfavorable currency exchange rate movements and the liquidation by customers and countries of their SWU inventories has maintained significant downward pressure on market prices for enrichment services. With new contracts being signed at substantially lower prices, USEC's average price billed to customers has declined, and is expected to continue to decline, reducing future revenue. Also, the ongoing liquidation of worldwide SWU inventories by customers and countries is reducing the open demand for enrichment services and will negatively affect USEC sales volumes in fiscal 2001.

     In the face of this declining market, USEC has recognized that it must reduce its operating costs to remain profitable. USEC's cost structure will continue to be adversely impacted by the substantial volume of Russian enriched uranium USEC must purchase at above-market prices and the resulting lower production volumes and associated higher unit production costs. In addition, notwithstanding the success of USEC's efforts to reduce its exposure to high-priced, non-firm power, the overall cost of power has been rising. Because electricity constitutes more than half of USEC's production costs, rising power prices have a significant negative impact on production costs.

     USEC has been constrained in responding to these market conditions by its privatization agreement with the U.S. Treasury Department. This agreement restricts the actions that USEC can take to reduce operating costs. Within those constraints, however, USEC has and will continue to concentrate on cost reductions. For example, USEC is in discussions with one of its major power suppliers to conclude a new, one-year power supply agreement for the summer of 2000 with benefits similar to one signed last year that provided $30 million in pre-tax savings.

     During calendar year 2000, USEC expects to purchase 5.5 million SWU from Russia, which is almost half of expected sales. To balance production with expected SWU purchases from Russia, USEC will decrease production and expects to operate its two production plants at about one-quarter of their nameplate capacity in fiscal 2001. This will force USEC to implement a reduction in the workforce in July 2000 when one of the government restrictions ends. USEC expects to reduce the number of production employees by about 850, or 20 percent of the workforce. The reductions will be divided approximately equally between the two production plants. This will result in approximately $39.0 million in annual production cost savings. A special charge will be taken in fiscal 2000 to reflect the one-time cost associated with employee severance expense. In addition, USEC will reduce its headquarters costs.

    Negotiations are now underway to develop the framework for a market-based pricing mechanism for the purchase of Russian SWU. USEC hopes to conclude these negotiations this year, with implementation of market-based pricing in January 2002.

    Based on a review of operations, USEC expects fiscal year 2001 net income will be between $35 million and $45 million. These amounts depend upon USEC achieving additional one-year power supply agreements for summer power with benefits similar to the one signed last year. It also assumes the reduction in labor costs resulting from the planned July 2000 workforce reduction at the production plants.

    LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Cash Flows

    Net cash flows from operating activities amounted to an outflow of $37.1 million in the six months ended December 31, 1999, compared with an inflow of $29.8 million in the corresponding period of fiscal 1999. The outflow in the fiscal 2000 period reflects an acceleration of $96.6 million paid in December 1999 for SWU purchased under the Russian contract. Standard payment terms would have resulted in payments in January and February 2000. The fiscal 2000 period also reflects payments of $32.5 million relating to suspension of development of the AVLIS technology, and the first semiannual payment of $16.7 million in July 1999 for interest on senior notes issued in January 1999.

    Capital expenditures amounted to $35.3 million in the six months ended December 31, 1999, compared with $16.8 million in the corresponding period in fiscal 1999. Capital expenditures include costs for seismic upgrades at the Paducah plant, required by the NRC Compliance Plan, to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. During fiscal 2000, USEC expects its capital expenditures will approximate $71.0 million, including costs for seismic upgrades and costs to upgrade the Paducah plant's capability to produce enriched uranium up to 5.5% U235.

In June 1999, the Board of Directors approved a share repurchase program of up to 10.0 million shares of common stock over a two year period. In the six months ended December 31, 1999, 8.8 million shares were repurchased at a cost of $89.6 million. At December 31, 1999, a total of 9.6 million shares had been repurchased since the inception of the program.

    Dividends paid to stockholders amounted to $52.0 million in the first six months of fiscal 2000 compared with $27.5 million in the fiscal 1999 period. There was no dividend payment in the first quarter of fiscal 1999 as USEC began quarterly dividend payments in December 1999.

    On February 3, 2000, the Board of Directors reduced by half the dividend paid on common stock, declaring a quarterly dividend of $.1375 per share payable March 15, 2000, to shareholders of record on February 25, 2000. In a related action, the Board of Directors approved an expansion of the common stock repurchase program and authorized buying up to an additional 20 million shares by June 2001.

Capital Structure and Financial Resources

    In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

    In November 1999, USEC increased its available lines of credit by $100.0 million under a new credit facility with rates and covenants similar to an existing credit facility. Commitments available under bank credit facilities amounted to $400.0 million at December 31, 1999, as follows: $100.0 million under a revolving credit facility expiring May 2000, $150.0 million under a revolving credit facility convertible in July 2000 into a one-year term loan, and $150.0 million under a revolving credit facility expiring July 2003. Short-term borrowings amounted to $198.3 million at December 31, 1999, with a weighted average interest rate of 6.64%.

Net working capital amounted to $903.5 million, including net inventories of $929.3 million, at December 31, 1999, compared with $943.3 million, including net inventories of $831.7 million, at June 30, 1999. The total debt-to-capitalization ratio was 40% at December 31, 1999, compared with 33% at June 30, 1999, reflecting the increase in short-term borrowings at December 31, 1999.

    USEC expects that its cash, internally generated funds from operating activities, and available financing sources under the bank credit facilities will be sufficient to meet its obligations as they become due, to fund operating requirements of the plants, purchases of SWU under the Russian contract, capital expenditures, interest expense, quarterly dividends, and repurchases of shares of common stock.

CHANGING PRICES AND INFLATION

    The plants require substantial amounts of electric power to enrich uranium. Information with respect to electric power prices and costs is included above.

    A majority of USEC's long-term requirements contracts with customers generally provide for prices that are subject to adjustment for inflation.

IMPACT OF YEAR 2000

    As a result of software modification and computer systems upgrades by USEC and its vendors, USEC experienced no problems related to the year 2000. Costs for software modifications and systems upgrades to resolve year 2000 issues aggregated $12.2 million through December 31, 1999.

                                    USEC INC.

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 1999, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

    As a result of variable interest rates, the fair value of short-term debt approximates its carrying value. The fair value of long-term debt is calculated based on a spread over U.S. Treasury securities with similar maturities. The repayment schedule of short-term debt based on maturity dates available under the bank credit facilities, the scheduled maturity dates of long-term debt, the balance sheet carrying amounts at December 31, 1999, and related fair values follow (millions):


                                              MATURITY DATES
                                  ---------------------------------------


                                   DUE WITHIN       JANUARY      JANUARY      BALANCE SHEET         FAIR
                                    ONE YEAR          2006        2009        CARRYING AMOUNT       VALUE
                                    ---------         ----        -----       ---------------       -----

Short-term debt.................    $198.3                                         $198.3           $198.3

Long-term debt:
      6.625% senior notes.......                      $350.0                        350.0            315.0
      6.750% senior notes.......                                   $150.0           150.0            129.5
                                                                                   ------           ------
                                                                                   $698.3           $642.8
                                                                                   ======           ======

                                    USEC INC.

                           PART II. OTHER INFORMATION


LEGAL PROCEEDINGS

         None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         USEC held its annual meeting of shareholders on November 3, 1999. As of the September 10, 1999 record date, there were 97.5 million shares of common stock outstanding and entitled to vote. 94.1% of those shares were represented at the annual meeting.

         A board of seven directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting. There was no solicitation in opposition to the nominees proposed in the proxy statement, and there were no abstentions or broker non-votes.

                                                   FOR               WITHHELD
                                                   ---               --------

             James R. Mellor, Chairman          91,388,673           358,275

             Joyce F. Brown                     91,361,564           385,384

             Frank V. Cahouet*                  91,396,379           350,569

             John R. Hall                       84,312,224         7,434,724

             Dan T. Moore, III                  91,410,985           335,963

             William H. Timbers, Jr.            91,418,801           328,147

             William H. White                   91,412,653           334,295


        -------
        * Frank V. Cahouet retired from the Board of Directors effective January 15, 2000.

        The appointment of Arthur Andersen LLP as independent auditors for fiscal 2000 was ratified with 91,417,774 votes for (99.8% of votes cast) and 136,239 against (.2% of votes cast). There were 192,935 abstentions and no broker non-votes.

EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

              EXHIBIT
                NO.           DESCRIPTION
              -------         -----------

               10.41          USEC Inc. 401(k) Restoration Plan, effective
                              January 1, 2000.

               10.42 Revolving Loan Agreement, dated November 15, 1999, among Bank of America, N.A., First Union National
                              Bank, and USEC Inc.

               27             Financial Data Schedule.

    (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1999.








                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                             USEC INC.

February 7, 2000              By         /s/ Henry Z Shelton, Jr.
                                  ---------------------------------------
                                           HENRY Z SHELTON, JR.
                             Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                    USEC INC.

                                  EXHIBIT INDEX



         EXHIBIT
           NO.           DESCRIPTION
         --------        -----------


          10.41          USEC Inc. 401(k) Restoration Plan, effective
                         January 1, 2000.


          10.42 Revolving Loan Agreement, dated November 15, 1999, among Bank of America, N.A., First Union National Bank, and USEC Inc.

          27             Financial Data Schedule.