Form 10-Q
period 2000-03-31
USEC INC
filed 2000-05-10
CIK 1065059

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

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

     As of April 30, 2000, there were 85,958,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

                                    USEC INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                                                           PART I
FINANCIAL INFORMATION
Consolidated Financial Statements:
    Consolidated Balance Sheets at March 31, 2000 (Unaudited) and June 30, 1999.....................       3
    Consolidated Statements of Income for the Three and Nine Months Ended
        March 31, 2000 and 1999 (Unaudited).........................................................       4
    Consolidated Statements of Cash Flows for the Nine Months Ended
        March 31, 2000 and 1999 (Unaudited).........................................................       5
    Notes to Consolidated Financial Statements (Unaudited)..........................................       6
Management's Discussion and Analysis of Financial Condition
     and Results of Operations......................................................................       8
Quantitative and Qualitative Disclosures about Market Risk..........................................      15


                                                           PART II
OTHER INFORMATION
Legal Proceedings...................................................................................      16
Exhibits and Reports on Form 8-K....................................................................      16
Signature...........................................................................................      16





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

                                    USEC INC.
                           CONSOLIDATED BALANCE SHEETS
                   (MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                (UNAUDITED)
                                                                                  MARCH 31,        JUNE 30,
                                                                                   2000              1999
                                                                                ------------      -----------
ASSETS
Current Assets
   Cash and cash equivalents ............................................       $     59.2      $     86.6
   Accounts receivable - trade ..........................................            185.3           373.8
   Inventories:
      Separative Work Units .............................................            801.0           648.8
      Uranium ...........................................................            226.5           160.1
      Uranium provided by customers .....................................             29.8           101.7
      Materials and supplies ............................................             20.2            22.8
                                                                                ----------      ----------
           Total Inventories ............................................          1,077.5           933.4
   Payments for future deliveries under Russian contract ................              -              50.0
   Other ................................................................             16.8            29.3
                                                                                ----------      ----------
           Total Current Assets .........................................          1,338.8         1,473.1
Property, Plant and Equipment, net ......................................            207.0           166.6
Other Assets
   Deferred income taxes ................................................             66.8            49.5
   Deferred costs for depleted uranium ..................................             37.5            43.7
   Prepaid pension costs ................................................             56.9            52.9
   Inventories ..........................................................            474.8           574.4
                                                                                ----------      ----------
           Total Other Assets ...........................................            636.0           720.5
                                                                                ----------      ----------
Total Assets ............................................................       $  2,181.8      $  2,360.2
                                                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term debt ......................................................       $     85.0      $     50.0
   Accounts payable and accrued liabilities .............................            142.3           264.2
   Payables under Russian contract ......................................             12.8            73.0
   Uranium owed to customers ............................................             29.8           101.7
    Other ...............................................................             92.4            40.9
                                                                                ----------      ----------
           Total Current Liabilities ....................................            362.3           529.8
Long-Term Debt ..........................................................            500.0           500.0
Other Liabilities
   Deferred revenue .....................................................             74.2            19.2
   Depleted uranium disposition .........................................             45.0            24.8
   Postretirement health and life benefit obligations ...................            104.0            93.0
   Other liabilities ....................................................             55.9            58.0
                                                                                ----------      ----------
           Total Other Liabilities ......................................            279.1           195.0
Stockholders' Equity
   Preferred stock, par value $1.00 per share, 25,000,000 shares
      authorized, none issued ...........................................              -               -
   Common stock, par value $.10 per share, 250,000,000 shares authorized,
      100,320,000 shares and 100,318,000 shares issued ..................             10.0            10.0
   Excess of capital over par value .....................................          1,070.8         1,072.0
   Retained earnings ....................................................             78.8            71.9
   Treasury stock, 13,447,000 shares and 1,142,000 shares ...............           (116.1)          (14.8)
   Deferred compensation ................................................             (3.1)           (3.7)
                                                                                ----------      ----------
           Total Stockholders' Equity ...................................          1,040.4         1,135.4
                                                                                ----------      ----------
Total Liabilities and Stockholders' Equity ..............................       $  2,181.8      $  2,360.2
                                                                                ==========      ==========

                 See notes to consolidated financial statements.

                                    USEC INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (MILLIONS, EXCEPT PER SHARE DATA)




                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         MARCH 31,                       MARCH 31,
                                              -----------------------------    ----------------------------
                                                   2000             1999             2000           1999
                                              --------------    -----------    -------------    -----------
Revenue
    Separative Work Units ..............       $     278.4      $    249.8      $     915.4      $   971.3
    Uranium ............................               3.4            10.6             44.9           19.4
                                                 ---------        --------        ---------        -------
                                                     281.8           260.4            960.3          990.7
Cost of sales ..........................             226.0           207.1            789.8          786.4
                                                 ---------        --------        ---------        -------
Gross profit ...........................              55.8            53.3            170.5          204.3
Project development costs ..............               2.7            19.9              6.7           78.7
Selling, general and administrative ....              11.7            10.2             35.1           27.4
                                                 ---------        --------        ---------        -------
Operating income .......................              41.4            23.2            128.7           98.2
Interest expense .......................              10.9             8.6             29.2           23.9
Other (income) expense, net ............              (2.6)          (10.0)            (8.3)         (13.6)
                                                 ---------        --------        ---------        -------
Income before income taxes .............              33.1            24.6            107.8           87.9
Provision (benefit) for income taxes ...              10.5             8.4             36.5          (23.5)
                                                 ---------        --------        ---------        -------
Net income .............................       $      22.6      $     16.2      $      71.3      $   111.4
                                                 =========        ========        =========        =======

Net income per share - basic and diluted              $.25           $ .16             $.77         $ 1.11

Dividends per share ....................            $.1375           $.275          $ .6875          $ .55

Average number of shares outstanding ...              89.6           100.0             92.7          100.0


                 See notes to consolidated financial statements.

                                    USEC INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (MILLIONS)

                                                                                                     NINE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                ----------------------------
                                                                                                  2000               1999
                                                                                                -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................................................................   $     71.3            $   111.4
Adjustments to reconcile net income to net cash provided
    by operating activities:
        Deferred income taxes.............................................................        (17.3)               (48.9)
        Depreciation and amortization.....................................................         14.7                 11.4
        Depleted uranium disposition......................................................         26.4                 26.7
        Suspension of development of AVLIS technology.....................................        (32.8)                  -
        Deferred revenue..................................................................         55.0                (16.2)
        Changes in operating assets and liabilities:
            Accounts receivable - decrease................................................        188.5                 57.0
            Inventories - (increase)......................................................       (116.4)               (24.6)
            Payables under Russian contract, net..........................................        (10.2)                41.7
            Accounts payable and other liabilities - (decrease)...........................        (27.3)                (2.1)
            Other.........................................................................          9.3                 13.9
                                                                                            -----------           ----------
Net Cash Provided by (Used in) Operating Activities.......................................        161.2                170.3
                                                                                            -----------           ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures......................................................................        (55.9)               (25.7)
                                                                                            -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders............................................................        (64.4)               (55.0)
Dividend paid to U.S. Treasury............................................................          -               (1,709.4)
Repurchase of common stock................................................................       (103.3)                (4.6)
Proceeds from issuance of debt............................................................         35.0                495.2
Debt issuance and initial public offering costs...........................................           -                  (9.0)
                                                                                            -----------           ----------
Net Cash Provided by (Used in) Financing Activities.......................................       (132.7)            (1,282.8)
                                                                                            -----------           ----------
Net Increase (Decrease)...................................................................        (27.4)            (1,138.2)
Cash and Cash Equivalents at Beginning of Period..........................................         86.6              1,177.8
                                                                                            -----------           ----------
Cash and Cash Equivalents at End of Period................................................   $     59.2           $     39.6
                                                                                             ==========           ==========
Supplemental Cash Flow Information
    Interest paid.........................................................................   $     38.8           $     16.7
    Income taxes paid.....................................................................           .9                  5.7
Supplemental Schedule of Non-Cash Financing Activities
    Transfer of responsibility for depleted uranium disposition to
        Department of Energy..............................................................          -              $   373.8


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

    Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. The unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes and management's discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


2.  STOCKHOLDERS' EQUITY

    Changes in stockholders' equity follow (in millions):

                                         COMMON
                                         STOCK,          EXCESS OF                                               TOTAL
                                       PAR VALUE       CAPITAL OVER   RETAINED     TREASURY       DEFERRED    STOCKHOLDERS'
                                      $.10 PER SHARE     PAR VALUE    EARNINGS      STOCK       COMPENSATION      EQUITY
                                      --------------    ----------    --------      ------      -------------     ------
Balance at June 30, 1999.............     $10.0           $1,072.0       $71.9      $ (14.8)        $(3.7)       $1,135.4

Repurchase of common stock...........       -                -             -         (104.6)          -            (104.6)

Restricted and other stock issued,                            (1.2)
    net of amortization..............       -                              -            3.3            .6             2.7

Dividends paid to stockholders.......       -                -           (64.4)          -            -             (64.4)

Net income...........................       -                             71.3           -                           71.3
                                         -------          ---------     --------    --------       -------      ----------
BALANCE AT MARCH 31, 2000............      $10.0          $1,070.8       $78.8      $(116.1)        $(3.1)       $1,040.4
                                         =======          =========     ========    ========       =======      ==========

Changes in the number of shares of common stock outstanding follow
(in thousands):







                                                                             SHARES           TREASURY           SHARES
                                                                             ISSUED            STOCK           OUTSTANDING
                                                                             ------            -----           -----------
Balance at June 30, 1999.............................................      100,318             (1,142)            99,176

Repurchase of common stock...........................................         -               (12,575)           (12,575)

Common stock issued..................................................            2                270                272
                                                                           -------            --------          ---------
BALANCE AT MARCH 31, 2000............................................      100,320            (13,447)            86,873
                                                                           =======            ========          =========

                                    USEC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  POWER COMMITMENTS

    Under the terms of the plant lease, USEC purchases a significant portion of its electric power based on actual costs incurred under the Department of Energy ("DOE") power contracts with Ohio Valley Electric Corporation ("OVEC") and Electric Energy, Inc. that extend through December 2005. USEC has the right to have DOE terminate the power contracts with notice ranging from three to five years. USEC is responsible for DOE's guarantee of OVEC's short-term borrowings and senior secured notes that amounted to $25.5 million and $50.1 million, respectively, at March 31, 2000.

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


RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

    Revenue

    Revenue from the sale of separative work units ("SWU") amounted to $278.4 million in the three months ended March 31, 2000, an increase of $28.6 million (or 11%) over the $249.8 million in the corresponding period in fiscal 1999. In the nine months ended March 31, 2000, revenue was $915.4 million, a reduction of $55.9 million (or 6%) from the $971.3 million in the fiscal 1999 period.

    Changes in revenue reflect reductions of 2% and 5% in average SWU prices billed to customers in the three and nine months ended March 31, 2000, respectively, compared with the corresponding periods in fiscal 1999.

    The volume of SWU sold increased 14% in the three months and declined 1% in the nine months ended March 31, 2000, compared with the corresponding periods in fiscal 1999. The changes reflect the timing of customer orders, changes in SWU commitment levels, and additional one-time sales to customers in Japan to replace their SWU stranded at the Tokaimura uranium processing facility in Japan. Operations at the Tokaimura facility were suspended in September 1999 following an incident involving highly enriched uranium for an experimental reactor. SWU sold by USEC was not involved in the incident. If SWU is retrieved from the facility and used by the Japanese customers, future sales to these customers would be reduced.

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

    USEC's financial performance over time can be significantly affected by changes in the market price for SWU. As older customer contracts with higher prices expire, the value of USEC's backlog is becoming more heavily weighted with newer contracts with shorter terms and lower prices. In light of this, USEC expects that its backlog will decline over time unless new SWU commitments are added at sufficient levels to offset the impact of shorter term contracts, expiring commitments and lower prices.

    Revenue from sales of uranium, primarily uranium hexafluoride, amounted to $44.9 million in the nine months ended March 31, 2000, compared with $19.4 million in the corresponding period in fiscal 1999. The level of uranium sales in the fiscal 2000 period is below the amount contained in USEC's long-range plans developed at the time of privatization. Sales of uranium from inventory are expected to continue to generate cash flow.

    Average market prices of uranium declined 11% in the three months and 6% in the nine months ended March 31, 2000, compared with the corresponding periods in fiscal 1999. Downward pressure continued in April 2000 with market prices of uranium quoted at $8.72 per pound of U3O8 and $25.58 per kilogram of UF6 at the end of April. Uranium inventories are valued at the lower of cost or market. If market prices continue their downward trend, it is possible that there would be a noncash lower-of-cost-or-market impairment charge against income in future periods.

    The percentage of revenue from domestic and international customers follows:


                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        MARCH 31,                          MARCH 31,
                                                    ------------------                 -----------------
                                                    2000         1999                2000          1999
                                                    ----         ----                ----          ----
 Domestic...................................         35%          79%                  50%           62%
 Asia.......................................         54           20                   44            30
 Europe and other...........................         11            1                    6             8
                                                   -----         ----                 ----          -----
                                                    100%         100%                 100%          100%
                                                   =====         ====                 ====          ====

    Revenue from domestic customers declined $136.6 million (or 22%), revenue from customers in Asia increased $118.6 million (or 39%), and revenue from customers in Europe and other areas declined $12.4 million (or 16%) in the nine months ended March 31, 2000, compared with the corresponding period in fiscal 1999. The changes in the geographic mix of revenue resulted from the timing of customer orders, replacement SWU sales to Japan, the decline in average SWU prices billed to customers, and the increase in sales of uranium.

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

    Cost of sales amounted to $226.0 million in the three months ended March 31, 2000, an increase of $18.9 million (or 9%) compared with $207.1 million in the corresponding period in fiscal 1999. Cost of sales in the nine months ended March 31, 2000, was $789.8 million, an increase of $3.4 million from the $786.4 million in the corresponding period in fiscal 1999. The increase in the three months ended March 31, 2000, reflects the 14% increase in the volume of SWU sold. Increased purchases of SWU under the Russian contract and the resulting lower levels of production output and associated higher unit costs at the plants continues to adversely affect cost of sales. Cost of sales in the fiscal 2000 periods reflects the benefit of a reduction in power costs from the monetization of excess power in the summer of 1999. USEC is in negotiations for a similar monetization agreement to be in place for the summer of 2000. As a percentage of revenue, cost of sales amounted to 82% in the nine months ended March 31, 2000, compared with 79% in the corresponding period of fiscal 1999.

    USEC purchases a significant portion of its electric power based on long-term contracts with dedicated power generating facilities. Firm power costs vary depending on operating and capital costs incurred at the power generating facilities. Non-firm power costs vary seasonally with rates being higher during winter and summer as a function of the extremity of the weather. USEC's power costs are typically higher in the summer months as almost all of the power supplied to the Paducah plant in the summer months is non-firm power purchased at market-based rates. In the summers of 1999 and 1998, production at the Paducah plant was reduced to mitigate the high cost of non-firm power. Production in the summer of 2000 is expected to be at reduced levels.

    Electric power costs amounted to $295.7 million in the nine months ended March 31, 2000 (representing 54% of production costs) compared with $331.2 million (representing 57% of production costs) in the corresponding period in fiscal 1999, a reduction of $35.5 million (or 11%). The reduction primarily reflects lower levels of SWU production in the fiscal 2000 period. In the summer of 1998, persistent hot weather, high electricity demand in the Midwest and power generation shortages contributed to record high power costs at the Paducah plant.

    Costs for labor included in production costs declined 5% and the average number of employees at the plants declined 8% compared with the nine months ended March 31, 1999. In fiscal 1998, USEC recorded a special charge of $12.8 million for costs related to severance benefits to be paid to plant workers in connection with workforce reductions, all of which had been paid or utilized as of March 31, 2000.

    Pursuant to an agreement with the U.S. Treasury, USEC committed to continue operation of the two plants until at least January 2005, subject to certain limited exceptions, including if the long-term corporate credit rating of USEC is, or is reasonably expected in the next twelve months to be, downgraded below an investment grade. In February 2000, Standard & Poor's and Moody's Investors Service revised their credit ratings of USEC's long-term debt to below investment grade. The revised rating gives USEC the ability to discontinue its uranium enrichment operations at a plant. USEC is evaluating its options; however, a decision has not been made as to whether to close a plant, which plant would be selected or the timing of any closure.

    USEC is the Executive Agent of the U.S. Government under a government-to-government agreement to purchase the SWU component of enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. Cost of sales has been, and will continue to be, adversely affected by prices for SWU purchased under the Russian contract. In addition, since the volume of Russian SWU purchases has increased, USEC has operated the plants at significantly lower production levels resulting in higher unit production costs. Global market prices for SWU have declined below the price being paid for SWU under the Russian contract. Based on preliminary discussions with the U.S. and Russian governments, USEC expects that prices for SWU purchased under the Russian contract will be based on market prices beginning in calendar year 2002.

    SWU purchased from the Russian Federation represented 41% of the combined produced and purchased supply mix in the nine months ended March 31, 2000, compared with 28% in the corresponding period in fiscal 1999. USEC has ordered
5.5 million SWU for delivery under the Russian contract in calendar year 2000 and expects to order and purchase 5.5 million SWU in calendar 2001.

    Gross Profit

    Gross profit amounted to $170.5 million in the nine months ended March 31, 2000, a reduction of $33.8 million (or 17%) from $204.3 million in the corresponding period in fiscal 1999. Gross margin was 18% compared with 21% in the fiscal 1999 period. The reduction reflects the 5% decline in average SWU prices billed to customers.

    Project Development Costs

    Project development costs amounted to $6.7 million in the nine months ended March 31, 2000, a reduction of $72.0 million compared with $78.7 million in the corresponding period in fiscal 1999. Costs in the fiscal 2000 period relate to USEC's evaluation of the availability and economics of centrifuge technology and a potential new advanced enrichment technology called SILEX.

    Costs in the fiscal 1999 period were primarily for AVLIS. Further development of the AVLIS enrichment technology was suspended, resulting in a special charge of $34.7 million in June 1999 for contract termination, shutdown activities and employee benefit arrangements, of which $33.3 million had been paid as of March 31, 2000.

    Selling, General and Administrative

    Selling, general and administrative expense amounted to $35.1 million in the nine months ended March 31, 2000, an increase of $7.7 million (28%) from $27.4 million in the corresponding period in fiscal 1999. The increase reflects costs for executive compensation plans, including amortization of the cost of restricted stock grants beginning February 1999, and increased legal and consulting fees.

    Operating Income

    Operating income amounted to $128.7 million in the nine months ended March 31, 2000, an increase of $30.5 million (or 31%), compared with $98.2 million in the corresponding period in fiscal 1999. The increase primarily reflects the reduction of $72.0 million in project development costs following the suspension of AVLIS development in June 1999, partly offset by lower gross profit.

    Interest Expense

    Interest expense amounted to $29.2 million in the nine months ended March 31, 2000, an increase of $5.3 million (22%) from $23.9 million in the corresponding period in fiscal 1999. Total interest costs including capitalized interest amounted to $31.5 million compared with $24.7 million in the fiscal 1999 period. The increase reflects higher average levels of short-term debt outstanding and higher short-term interest rates. In addition, prior to July 28, 1998, the date of its initial public offering, USEC had no debt. As a result of the revised credit rating of USEC's commercial paper to below investment grade in February 2000, the commercial paper program was replaced with short-term borrowings under the bank credit facilities.

    Other Income

    Other income of $13.6 million in the nine months ended March 31, 1999, included a nonrecurring gain of $8.2 million from a contract modification canceling accrued interest payable on an advance payment from the Arab Republic of Egypt.

    Provision for Income Taxes

    The effective income tax rate was 33.9% in the nine months ended March 31, 2000.

    USEC became subject to federal, state and local income taxes July 28, 1998, the date of the initial public offering, and the provision for income taxes in the nine months ended March 31, 1999 includes a special income tax benefit of $54.5 million ($.54 per share) for deferred income tax benefits that arose from the transition to taxable status. Excluding the special tax benefit, the provision for income taxes amounted to $31.0 million in the nine months ended March 31, 1999.

    Net Income

    Net income amounted to $71.3 million (or $.77 per share) in the nine months ended March 31, 2000, an increase of $14.4 million (or 25%) over $56.9 million (or $.57 per share), excluding the special tax benefit in the corresponding period in fiscal 1999. The increase primarily reflects the reduction in project development costs following the suspension of AVLIS development in June 1999, partly offset by lower gross profit. Net income was $111.4 million (or $1.11 per share) in the nine months ended March 31, 1999.

    Net income per share in the nine months ended March 31, 2000, increased $.20 per share (or 35%), excluding the special tax credit in the fiscal 1999 period. The average number shares of common stock outstanding was 92.7 million, a decline of 7.3 million shares (or 7%) from 100.0 million shares in the fiscal 1999 period. The reduction reflects the repurchase of common stock under a program to repurchase up to 30 million shares by June 2001. At March 31, 2000, there were 86.9 million shares issued and outstanding.

    Fiscal 2000 and 2001 Outlook

    USEC anticipates net income for fiscal 2000 in a range of $107 million to $110 million, or net income per share of $1.18 to $1.20, before a special charge in June 2000 relating to workforce reductions.

      Looking ahead to fiscal 2001 and beyond, USEC expects that its financial condition and results of operations will continue to be adversely affected by unfavorable global market conditions for the sale of enriched uranium and the legal constraints placed on USEC's ability to reduce costs in response to these changed market conditions.

      Global overcapacity for uranium enrichment, aggressive competitor pricing, unfavorable currency exchange rate movements and the liquidation by customers and countries of their SWU inventories has maintained significant downward pressure on market prices for enrichment services. With new contracts being signed at substantially lower prices, USEC's average price billed to customers has declined, and is expected to continue to decline, reducing future revenue. Also, the ongoing liquidation of worldwide SWU inventories by customers and countries is reducing the open demand for enrichment services and will negatively affect USEC sales volume in fiscal 2001.

      In the face of this declining market, USEC must reduce its operating costs to remain profitable. USEC's cost structure will continue to be adversely impacted by the substantial volume of SWU that USEC must purchase under the Russian contract at above-market prices and the resulting lower production volumes and associated higher unit production costs. In addition, notwithstanding the success of USEC's efforts to reduce its exposure to high-priced, non-firm power, the overall cost of power has been rising. Because electricity constitutes more than half of USEC's production costs, rising power prices can have a significant negative impact on production costs.

      USEC has been constrained in responding to these market conditions by its privatization agreement with the U.S. Treasury Department. This agreement restricts the actions that USEC can take to reduce operating costs. Within those constraints, however, USEC has and will continue to concentrate on cost reductions. USEC is in discussions with one of its major power suppliers to conclude a supply agreement for the summer of 2000. The restrictions relating to labor reductions expire in July 2000, and USEC has announced its intention to reduce the workforce. The current estimate of the workforce reduction is approximately 625 employees. USEC expects the reduction in workforce will result in annual production cost savings of approximately $39 million.

      USEC continues to aggressively pursue initiatives to optimize power costs over the longer term. USEC anticipates that it will exercise a three-year notice to terminate the current power supply contract with Ohio Valley Electric Corporation ("OVEC") effective May 2003. This action will increase USEC's flexibility in obtaining economical power for the Portsmouth plant in the near team and for the period beyond the current expiration of the OVEC contract at the end of 2005. USEC will no longer be responsible for the substantial cost of environmental upgrades that OVEC will be required to make at its plants in the last two years of the contract, the benefit of which USEC would lose upon contract expiration. Rather, by giving this notice, USEC will be favorably positioned to secure long-term power in a manner consistent with the continuing objective to reduce costs.

    Negotiations also are underway to develop the framework for a market-based pricing mechanism for the purchase of Russian SWU. USEC hopes to conclude these negotiations this year, with implementation of market-based pricing in January 2002.

    Based on a review of operations, USEC expects fiscal 2001 net income will be between $35 million and $45 million. These amounts depend upon USEC concluding power supply modifications that monetize excess power in the summers of 2000 and 2001 and a reduction in labor costs resulting from the planned July 2000 workforce reduction at the production plants.

    LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Cash Flows

    Net cash flows from operating activities amounted to $161.2 million in the nine months ended March 31, 2000, compared with $170.3 million in the corresponding period of fiscal 1999. Cash flow in the fiscal 2000 period reflects a reduction of $188.5 million in trade receivables from the timing of customer orders and an increase of $55.0 million in deferred revenue, the major portion of which was received from a European customer under a multi-year contract for the purchase of SWU. These amounts were partially offset with an inventory buildup of $116.4 million in anticipation of lower SWU production in the summer of 2000 and payments of $32.8 million relating to suspension of development of the AVLIS technology.

     Capital expenditures amounted to $55.9 million in the nine months ended March 31, 2000, compared with $25.7 million in the corresponding period in fiscal 1999. Capital expenditures include costs for seismic upgrades at the Paducah plant, required by the NRC Compliance Plan, to reduce the risk of release of radioactive and hazardous material in the event of an earthquake and costs to upgrade the Paducah plant's capability to produce enriched uranium up to 5.5% U235.

    In the nine months ended March 31, 2000, 12.6 million shares of common stock were repurchased at a cost of $104.6 million (cash outlay $103.3 million). At March 31, 2000, a total of 13.7 million shares had been repurchased under a program to repurchase up to 30 million shares by June 2001.

         Dividends paid to stockholders amounted to $64.4 million in the nine months ended March 31, 2000, compared with $55.0 million in the fiscal 1999 period. In March 2000, the quarterly dividend was reduced by half to $.1375 per share, or $12.4 million. There was no dividend payment in the first quarter of fiscal 1999 as USEC began quarterly dividend payments in December 1999.

    Capital Structure and Financial Resources

    In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

    Commitments available under bank credit facilities amounted to $300.0 million at March 31, 2000, as follows: $150.0 million under a revolving credit facility convertible in July 2000 into a one-year term loan and $150.0 million under a revolving credit facility expiring July 2003. Short-term borrowings amounted to $85.0 million at March 31, 2000, with a weighted average interest rate of 8.1%.

    The total debt-to-capitalization ratio was 36% at March 31, 2000, compared with 33% at June 30, 1999.

    A summary of working capital follows (in millions):

                                                                    MARCH 31,           JUNE 30,
                                                                     2000                 1999
                                                                 ----------          -----------
Cash and (short-term debt), net.............................     $  (25.8)            $    36.6
Inventories, net............................................      1,047.7                 831.7
Other.......................................................        (45.4)                 75.0
                                                                 --------              --------
    Working capital.........................................      $ 976.5               $ 943.3
                                                                  =======               =======


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

                                    USEC INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At March 31, 2000, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

    As a result of variable interest rates, the fair value of short-term debt approximates its carrying value at March 31, 2000. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The repayment schedule of short-term debt based on maturity dates available under the bank credit facilities, the scheduled maturity dates of long-term debt, the balance sheet carrying amounts at March 31, 2000, and related fair values follow (millions):


                                                             MATURITY DATES                      MARCH 31, 2000
                                               --------------------------------------      -----------------------------
                                                DUE WITHIN      JANUARY      JANUARY       BALANCE SHEET         FAIR
                                                 ONE YEAR        2006          2009        CARRYING AMOUNT       VALUE
                                                 --------        ----          ----        ---------------       -----
Short-term debt..............................    $85.0                                       $  85.0            $  85.0
Long-term debt:
      6.625% senior notes....................                   $350.0                         350.0              266.0
      6.750% senior notes....................                                  $150.0          150.0              105.0
                                                                                              ------             ------
                                                                                               500.0              371.0
                                                                                              ------             ------
                                                                                              $585.0             $456.0
                                                                                              ======             ======

LEGAL PROCEEDINGS

    None

EXHIBITS AND REPORTS ON FORM 8-K


    (a) Exhibits

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

      EXHIBIT
          NO.         DESCRIPTION
      --------        ------------
         27           Financial Data Schedule.

    (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 2000.








                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                              USEC INC.

May 9, 2000             By       /s/ Henry Z Shelton, Jr.
                           -----------------------------------------------------
                                             HENRY Z SHELTON, JR.
                               Senior Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

