Form 10-K405
period 2000-06-30
USEC INC
filed 2000-09-15
CIK 1065059

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

           Securities registered pursuant to Section 12(g) of the Act:
                    6.625% senior notes, due January 20, 2006
                    6.750% senior notes, due January 20, 2009





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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of August 31, 2000, there were 80,886,000 shares of Common Stock, par value $.10 per share, issued and outstanding. As of August 31, 2000, the market value of the Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant's Common Stock as reported on the New York Stock Exchange was $350.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

================================================================================

                                    USEC INC.

                           ANNUAL REPORT ON FORM 10-K
                         FISCAL YEAR ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                                  PART I
Items 1 and 2.       Business and Properties.....................................................        3
Item 3.              Legal Proceedings...........................................................       12
Item 4.              Submission of Matters to a Vote of Security Holders........................        12
                     Executive Officers..........................................................       12

                                                  PART II
Item 5.              Market for Common Stock and Related Shareholder Matters.....................       14
Item 6.              Selected Financial Data.....................................................       15
Item 7.              Management's Discussion and Analysis of Financial Condition and
                        Results of Operations....................................................       17
Item 7A.             Quantitative and Qualitative Disclosures about Market Risk..................       28
Item 8.              Consolidated Financial Statements and Supplementary Data....................       28
Item 9.              Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure.................................................       28

                                                 PART III
Item 10.             Directors and Executive Officers of the Registrant..........................       29
Item 11.             Executive Compensation......................................................       29
Item 12.             Security Ownership of Certain Beneficial Owners and Management..............       29
Item 13.             Certain Relationships and Related Transactions..............................       29

                                                  PART IV
Item 14.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K............       29
Signatures.....................................................................................         33

Consolidated Financial Statements..............................................................    F-1 to F-21




                              --------------------


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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

    USEC Inc. ("USEC"), a global energy company, is the world leader in the sale of uranium fuel enrichment services for commercial nuclear power plants. Uranium enrichment is a critical step in transforming uranium into fuel for nuclear reactors to produce electricity. USEC, including its wholly-owned subsidiaries, was organized under Delaware law in connection with the privatization of the United States Enrichment Corporation, a corporation then wholly-owned by the U.S. Government. USEC completed an initial public offering ("IPO") of common stock on July 28, 1998 (the "IPO Date"), thereby transferring all of the U.S. Government's interest in the business, with the exception of certain liabilities from prior operations of the U.S. Government. References to USEC include USEC's wholly-owned subsidiaries as well as the predecessor to USEC unless the context otherwise indicates.

    USEC continued to operate in a difficult market environment in fiscal 2000, marked by oversupply and lower prices for uranium and uranium enrichment services and increased production costs due to low production levels. In response to these challenges, USEC implemented a series of cost reduction initiatives that are discussed in more detail later in this report:

    - USEC announced that it will cease production at the Portsmouth uranium enrichment plant, one of the two facilities USEC currently operates, in June 2001,

    - USEC completed a workforce reduction of 575 employees in July 2000, which will reduce annual production costs by $39 million,

    - USEC reduced exposure to increasing and volatile market prices for electric power by entering into a 10-year agreement with the Tennessee Valley Authority ("TVA"), under which TVA will supply electric power at fixed prices to the Paducah plant,

    - USEC completed a power monetization agreement (subject to regulatory approval) at the Portsmouth plant for the summer of 2000, under which the release of excess power reduced production costs by $44 million, and

    - USEC and its Russian counterpart reached an agreement in principle to adopt market-based pricing for uranium enrichment services that USEC purchases beginning in January 2002 (subject to approvals from the U.S. and Russian governments).

SERVICES AND PRODUCTS

    USEC supplies uranium enrichment services and uranium to electric utilities for use in about 170 nuclear reactors. USEC's revenue is derived from sales of uranium enrichment services to customers who supply uranium to be enriched and from sales of natural uranium and enriched uranium product ("EUP"). USEC has a significant inventory of natural uranium that it sells to customers as uranium or in the form of EUP.

    Generally, contracts with customers to provide uranium enrichment services are long-term requirements contracts under which the customer is obligated to purchase a specified percentage of its enrichment services from USEC. Consequently, annual sales are dependent upon the customers' requirements for enrichment services, which are driven by nuclear reactor refueling schedules, reactor maintenance schedules, customers' considerations of costs, and regulatory actions. Under delivery optimization and other customer oriented programs, USEC advance ships enriched uranium to nuclear fuel fabricators for scheduled or anticipated orders from utility customers.

    Revenue from domestic customers represented 62% and revenue from foreign customers represented 38% of total revenue in fiscal 2000. No one customer accounted for more than 10% of revenue in fiscal years 1998, 1999 or 2000.

    As found in nature, uranium consists of three isotopes, the two principal ones being uranium-235 ("U(235)") and uranium-238 ("U(238)"). U(238) is the more abundant isotope, but is not fissionable in thermal reactors. U(235) is the fissionable isotope, but its concentration in natural uranium is only about
 .711% by weight. Light water nuclear reactors, which are operated by most nuclear utilities in the world today, require low-enriched uranium fuel with a U(235) concentration in the range of 3% to 5% by weight. Uranium enrichment is the process by which the concentration of U(235) is increased to that level. The standard measure of effort or service in the uranium enrichment industry is separative work units ("SWU"). A SWU is the amount of effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U(235) isotope and the other depleted in the U(235) isotope.

BACKLOG

    Under USEC's contracts, customers provide non-binding estimates of their SWU requirements to facilitate USEC's ability to plan production requirements. Backlog is the aggregate dollar amount of uranium and uranium enrichment services that USEC expects to sell pursuant to long-term requirements contracts with utilities. Based on customers' estimates of their requirements and certain other assumptions, including estimates of inflation rates, at June 30, 2000, USEC had long-term requirements contracts with utilities to provide uranium and uranium enrichment services aggregating $6.1 billion through fiscal 2011 (including $3.3 billion through fiscal 2003), compared with $6.5 billion at June 30, 1999.

VARIABILITY OF REVENUE AND OPERATING RESULTS

    Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 24 months. These schedules are in turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the lower electricity demand periods of spring and fall. Thus, some reactors are scheduled for fall refueling, spring refueling or for 18-month cycles alternating between both seasons. Uranium enrichment orders for refueling nuclear reactors typically average $13.0 million.

    Sales of uranium supplement revenue from sales of uranium enrichment services. However, in view of the decline in uranium prices, USEC may delay sales of its inventory of uranium. In fiscal 2000, a decline in the market price of uranium below cost resulted in a lower-of-cost-or-market valuation adjustment of $19.5 million.

GASEOUS DIFFUSION PLANTS

    USEC enriches uranium at two gaseous diffusion plants (the "plants") located in Paducah, Kentucky (McCracken County) and near Portsmouth, Ohio (Pike County). The gaseous diffusion process involves the passage of uranium in a gaseous form through a series of porous barriers. Because U(235) is lighter, it passes through the barrier more readily than does U(238), resulting in gaseous uranium that is enriched in U(235), the fissionable isotope. Uranium is continuously enriched in U(235) as it moves through the process.

    The Paducah and Portsmouth plants are among the largest industrial facilities in the world. The process buildings at the two plants have a total floor area of 330 acres and a ground coverage of 167 acres. Although the plants must be continuously operated, the plants are designed so that groups of equipment can be taken off-line with little or no interruption in the process.

    The Paducah plant, consisting of four process buildings, has been certified by the Nuclear Regulatory Commission ("NRC") to produce low-enriched uranium up to 2.75% U(235) and has a design capacity of 11.3 million SWU per year. Uranium enriched at the Paducah plant is shipped to the Portsmouth plant for further enrichment and shipment to customers. In fiscal 2001, USEC expects to complete upgrades that will increase the Paducah plant's capability to enrich uranium up to an assay of 5.5%.

    The Portsmouth plant, consisting of three process buildings, has been certified by the NRC to produce low-enriched uranium to a maximum of 10% U(235) and has a design capacity of 7.4 million SWU per year. In June 2000, USEC announced that it would cease uranium enrichment operations at the Portsmouth plant in June 2001. USEC plans to continue to operate the transfer and shipping facilities at the Portsmouth plant after enrichment has ceased, until similar facilities are available at the Paducah plant. The transfer and shipping facility transfers enriched uranium into transportation cylinders for shipping to fuel fabricators.

    The plants are operated at levels significantly below design capacity. As the volume of SWU purchased from Russia has increased, USEC has operated the plants at significantly lower production levels. In addition, production levels vary monthly based on the cost and availability of electric power.

    USEC leases most, but not all, of the buildings and facilities at the plants from the Department of Energy ("DOE"). At its sole option, USEC has the right to extend the lease indefinitely, with respect to either or both plants, for successive renewal periods. USEC may increase or decrease the property under the lease to meet its changing requirements. Within the contiguous tracts, certain buildings, facilities and areas related to environmental restoration and waste management have been retained by DOE and are not leased to USEC. At termination of the lease, USEC may leave the property in "as is" condition, but must remove all waste generated by USEC, which is subject to off-site disposal, and must place the plants in a safe shutdown condition. DOE is responsible for the costs of decontamination and decommissioning of the plants. If removal of any of USEC's capital improvements increases DOE's decontamination and decommissioning costs, USEC is required to pay such increases. Title to capital improvements not removed by USEC will automatically be transferred to DOE at the end of the lease term.

    Under the lease, DOE is required to indemnify USEC for costs and expenses related to claims asserted against or incurred by USEC arising out of DOE's operation, occupation or use of the plants. DOE activities at the plants are focused primarily on environmental restoration and waste management and management of depleted uranium. DOE is required to indemnify USEC against claims for public liability (i) arising out of or in connection with activities under the lease, including domestic transportation and (ii) arising out of or resulting from a nuclear incident or precautionary evacuation. DOE's obligations are capped at the $9.4 billion statutory limit set forth in the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States.

ELECTRIC POWER AND MATERIALS

    The plants require substantial amounts of electric power to enrich uranium. In fiscal 2000, USEC acquired most of its electric power from Ohio Valley Electric Corporation ("OVEC"), the main supplier to the Portsmouth plant, and from Electric Energy, Inc. ("EEI"), the main supplier to the Paducah plant, under long-term power purchase contracts between DOE and OVEC and EEI. Under an agreement between USEC and DOE ("Electricity MOA"), DOE is required to transfer the benefits of the power purchase contracts to USEC.

    Electric power purchased from OVEC and EEI represented 75% of power purchased in fiscal 2000, with costs based on actual costs incurred by OVEC and EEI. The remainder of the electric power purchased by USEC in fiscal 2000 was market-based power, all of which was used at the Paducah plant. Market-based power costs vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather. In order to reduce power costs, USEC substantially reduces production and the related power load at the Paducah plant in the summer months when the cost of market-based power is high. Almost all of the power for the Paducah plant for the summer of 2000 was purchased prior to the summer months at fixed prices based on prevailing market rates.

    As part of its initiative to reduce power costs, USEC entered into power monetization agreements with DOE and OVEC in fiscal years 1999 and 2000 under which USEC agreed to release in the summer months a substantial portion of the electric power that it has a right to purchase from OVEC for the Portsmouth plant. By substantially reducing production and the related power load at the Portsmouth plant in the summer months, USEC was able to monetize its share of the higher value that this released power has in the summer market. Under the power monetization agreement for the summer of 2000, which was entered into in May 2000 and is subject to regulatory approval, OVEC agreed to pay USEC the net amount of $44.0 million in exchange for the agreement to release power. The monetization of excess power resulted in reductions to production costs of $44.0 million in fiscal 2000 and $31.7 million in fiscal 1999.

    In June 2000, USEC announced that it would cease uranium enrichment operations at the Portsmouth plant in June 2001. Under the terms of the OVEC power contract, commitments to purchase electric power for the Portsmouth plant are subject to reductions resulting from the release of power. In fiscal 2001, USEC plans to provide the required three-year notice to terminate the OVEC contract effective April 30, 2003, and to release power upon the termination of enrichment operations at the Portsmouth plant. Based on waivers granted by OVEC, the three-year termination period would begin May 1, 2000, and would end April 30, 2003. USEC expects that commitments to purchase power from OVEC in fiscal years 2002 and 2003 will be offset by reductions resulting from the release of power. As a result of termination of the OVEC contract, USEC will no longer be responsible for substantial costs of environmental upgrades that OVEC will be required to make in future years at its coal-burning facilities.

    In July 2000, USEC entered into a 10-year power purchase agreement with Tennessee Valley Authority ("TVA") to provide a substantial portion of electric power for the Paducah plant beginning September 2000. Replacing EEI as primary supplier, TVA will supply electric power for the Paducah plant at fixed rates, thereby substantially reducing USEC's price risk for electric power in the volatile Midwest power market. The agreement provides that amounts to be paid to TVA for power scheduled to be purchased in fiscal 2001 will be reduced by a deferred payment obligation of $45.0 million. USEC will secure the obligation, as long as it is outstanding, by transferring title to uranium inventories with an equivalent value to TVA. The obligation and related interest will be satisfied by providing SWU to TVA in fiscal years 2002 to 2004 under a requirements contract, the terms of which are not yet final.

    The plants use freon as the primary process coolant. The production of freon in the United States was terminated in 1995. Freon leaks from pipe joints, sight glasses, valves, coolers and condensers. Leakage from the plants occurs at about a 6% rate, resulting in leakage of 800,000 pounds of freon in fiscal 2000, a level that is within the limits set by the Environmental Protection Agency. USEC believes that its efforts to reduce freon losses and its strategic inventory of freon should be adequate to continue to utilize freon through at least calendar year 2002.

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

    Reductions in production equipment availability result from equipment failures and planned maintenance. In addition, USEC may elect to reduce equipment utilization if electric power is in short supply or prohibitively expensive. In fiscal 2000, equipment utilization was 66% of planned capacity at the Paducah plant and 75% at the Portsmouth plant reflecting planned reductions of production at the plants in the summer months, when the cost of power was high, and equipment failures and maintenance activities at the Portsmouth plant.

RUSSIAN CONTRACT

    USEC has been designated by the U.S. Government to act as its Executive Agent in connection with a government-to-government agreement between the United States and the Russian Federation under which USEC purchases SWU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, on behalf of the U.S. Government, signed an agreement ("Russian Contract") with AO Techsnabexport ("Tenex"), Executive Agent for the Russian Federation. Over the life of the 20-year Russian Contract, USEC expects to purchase up to approximately 92 million SWU derived from 500 metric tons of highly enriched uranium, of which
15.8 million SWU had been purchased as of June 30, 2000.

    In April 1997, USEC entered into a memorandum of agreement ("Executive Agent MOA") with the United States Department of State and the DOE whereby USEC agreed to continue to serve as the U.S. Executive Agent following the privatization. Under the terms of the government-to-government agreement and the Executive Agent MOA, USEC can be terminated or resign as U.S. Executive Agent upon the provision of 30 days notice. In the event of termination or resignation, USEC would have the right and the obligation to purchase SWU that is to be delivered during the calendar year of the date of termination and the following calendar year. The Executive Agent MOA also provides that the U.S. Government can appoint alternate or additional executive agents to carry out the government-to-government agreement.

    In fiscal 2000, USEC paid $87 per SWU, including shipping charges, to purchase SWU under the Russian Contract, while the market price was in the low $80 range. An underlying principle of the program is for it to operate according to commercial practices. As a result of negotiations to align the Russian Contract with market pricing realities, USEC and its counterparts in Russia have reached an agreement in principle to adopt market-based pricing for SWU in January 2002, subject to approvals from the United States and Russian governments. The timing and conditions, if any, for U.S. government approval are uncertain.

    SWU purchased from the Russian Federation represented 41% of the combined produced and purchased supply mix in fiscal 2000, compared with 31% in fiscal 1999. USEC has ordered 5.5 million SWU for delivery under the Russian Contract in calendar year 2000 and expects to order and purchase 5.5 million SWU in calendar 2001.

ALTERNATIVE URANIUM ENRICHMENT TECHNOLOGIES

    USEC is exploring alternative uranium enrichment technologies with the goal of developing, constructing and deploying a new enrichment facility and process to replace the existing high-cost gaseous diffusion plants. USEC is evaluating the availability and economics of gas centrifuge technology, including centrifuge technology used by foreign competitors and centrifuge technology developed by DOE, and a potential new advanced enrichment technology called SILEX. Advanced technology development costs are charged to expense as incurred and amounted to $11.4 million in fiscal 2000. In fiscal 2001, advanced technology development costs are expected to be about the same level as in fiscal 2000. USEC expects to select an advanced technology program in fiscal 2002.

    Centrifuge technology is proven and in use in several foreign countries. Centrifuge machines enrich uranium by spinning uranium hexafluoride at high speeds separating the lighter U(235) from the heavier U(238). The separation work output is dependent on the size and spinning speed of the centrifuge rotors. USEC is evaluating centrifuge technology developed by DOE in the 1980s. Although it was not commercially deployed, DOE spent $3 billion on research and development and construction of centrifuge facilities. The centrifuge machines enriched uranium hexafluoride and achieved performance in excess of design goals. USEC is in discussions with DOE to acquire rights to use the technology and access to and use of the centrifuge facilities. The research and evaluation is expected to be conducted under a Cooperative Research and Development Agreement ("CRADA") with UT-Battelle LLC, a 50-50 limited liability partnership between the University of Tennessee and Battelle, the management and operating contractor for DOE's Oak Ridge National Laboratory.

    USEC has secured exclusive rights to the commercial use of the SILEX process, an Australian laser-based technology for enriching uranium hexafluoride, being developed by Silex Systems Limited in Australia. In fiscal 2000, an Agreement of Cooperation was signed between the United States and Australia. The agreement makes possible ongoing development work on SILEX by allowing the transfer of classified aspects of the technology. If successfully deployed, it would reduce the production cost of enriching uranium primarily because SILEX uses significantly less electric power. The SILEX technology is in the early stages of development.

COMPETITION

    The highly competitive global uranium enrichment industry has four major producers:

    -   USEC;

    - Urenco, a consortium of British and Dutch governments and private German utilities;

    -   Eurodif, a multinational consortium controlled by the French government;
        and

    -   Tenex, a Russian government entity.

    There are also smaller suppliers in China and Japan that primarily serve only a portion of their respective domestic markets. While there are only a few primary suppliers, there is an excess of production capacity as well as an additional supply of enriched uranium that is available for commercial use from the dismantlement of nuclear weapons in the former Soviet Union and the United States. Much of this excess capacity is held by Tenex, which is subject to certain trade restrictions on sales in the United States and other markets. USEC also holds significant excess capacity.

    USEC has experienced intense price competition from Urenco and Eurodif, both of which have been aggressive in their attempts to increase market share in the United States. All of USEC's competitors are owned or controlled by foreign governments that may make business decisions influenced by political and economic policy considerations rather than solely on prevailing market conditions. USEC believes that a significant portion of the east and west European markets may be closed to USEC because purchasers in certain areas may favor their local producers, due to government influence or other political considerations. In addition, there have been recent decisions by certain European utilities to liquidate strategic SWU inventories.

    Urenco, Tenex, and Japan Nuclear Fuels Limited ("JNFL") use centrifuge technology. USEC believes that Urenco has expansion plans, and Eurodif and JNFL have announced that they are exploring new enrichment technologies.

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

NUCLEAR REGULATORY COMMISSION - REGULATION

    The plants are certified and regulated extensively by the NRC. The NRC issued Certificates of Compliance to USEC for the operation of the plants in November 1996 and began regulatory oversight in

March 1997. The term of the NRC certification of the plants has been renewed for a five-year period ending December 2003. As part of the certification process, the NRC found the plants to be generally in compliance with its regulations. However, exceptions were noted in certain compliance plans which set forth binding commitments for actions and schedules to achieve full compliance (the "Compliance Plan"). At June 30, 2000, a substantial portion of the Compliance Plan actions had been completed.

    The Compliance Plan required seismic upgrading of two main process buildings at the Paducah plant to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. The Paducah plant is located near the New Madrid fault line. In July 2000, USEC announced completion of the seismic modifications. Capital expenditures incurred by USEC for the modifications amounted to $21.0 million in fiscal 1999 and $27.3 million in fiscal 2000. Total outlays amounted to $72.0 million, of which $23.7 million was reimbursed by DOE in fiscal 1998.

    The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations, and conditions of a certificate, Compliance Plan, or Order. The NRC has the authority to impose civil penalties for certain violations of its regulations. USEC has received notices of violation for certain violations of these regulations and certificate conditions, none of which has exceeded $88,000. In each case, USEC took corrective action to bring the facilities into compliance with NRC regulations. USEC does not expect that any proposed notices of violation it has received will have a material adverse effect on its financial position or results of operations.

    In fiscal 2000, following the change in USEC's credit rating to below investment grade, the NRC announced that, pursuant to the USEC Privatization Act, it is conducting a financial review of USEC to evaluate whether USEC continues to meet the statutory requirements to maintain a reliable and economical source of domestic enrichment services. The NRC has indicated it expects to complete its review in fiscal 2001.

ENVIRONMENTAL MATTERS

    USEC's operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. USEC's operations generate low-level radioactive waste that is stored on-site or is shipped off-site for disposal at a commercial facility. In addition, USEC's operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal. Because of limited treatment and disposal capacity, some mixed waste is being temporarily stored at DOE's permitted storage facilities at the plants. USEC has entered into consent decrees with the States of Kentucky and Ohio that permit the continued storage of mixed waste at DOE's permitted storage facilities at the plants and provide for a schedule for sending the waste to off-site treatment and disposal facilities.

    USEC's operations generate depleted uranium that is currently being stored at the plants. Depleted uranium is a by-product of the uranium enrichment process where the concentration of the U(235) isotope is less than the concentration of .711% found in natural uranium. All liabilities arising out of the disposal of depleted uranium generated before the IPO Date are direct liabilities of DOE. The USEC Privatization Act ("Privatization Act") requires DOE, upon USEC's request, to accept for disposal the depleted uranium generated after the IPO Date in the event that depleted uranium is determined to be a low-level radioactive waste, provided USEC reimburses DOE for its costs.

    The plants were operated by agencies of the U.S. Government for approximately 40 years prior to July 28, 1998. As a result of such operation of the plants, there is contamination and other potential environmental liabilities. The Paducah plant has been designated as a Superfund site, and both plants are undergoing investigations under the Resource Conservation and Recovery Act. Environmental liabilities associated with plant operations prior to July 28, 1998 are the responsibility of the U.S. Government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants. The Privatization Act and the lease for the plants provide that DOE remains responsible for decontamination and decommissioning of the plants.

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for information on operating costs and capital expenditures relating to environmental matters.

OCCUPATIONAL SAFETY AND HEALTH

    USEC's operations are subject to regulations of the Occupational Safety and Health Administration ("OSHA") governing worker health and safety. USEC maintains a comprehensive worker safety program that continually monitors key components of the workplace environment, resulting in a solid worker safety record.

    At the time the plants were leased from DOE a number of non-compliances with OSHA standards were identified. USEC has either corrected or taken compensatory actions with respect to the identified non-compliances. USEC does not expect any non-compliances will have a material adverse effect on its financial position or results of operations.

FOREIGN TRADE MATTERS

    USEC's exports to utilities located in countries comprising the European Union take place within the framework of an agreement for cooperation (the "EURATOM Agreement") between the United States and the European Atomic Energy Community, which permits USEC to export low-enriched uranium to the European Union for as long as the EURATOM Agreement is in effect.

    USEC exports to utilities in other countries under similar agreements for cooperation. If any such agreements lapse, terminate or are amended such that USEC could not make sales or deliver enriched uranium to such jurisdictions, it could have a material adverse effect on USEC's financial position and results of operations.

    In 1991, U.S. producers of uranium and uranium workers filed a petition with the U.S. Department of Commerce ("Commerce") alleging that uranium from countries of the then-Soviet Union was being dumped (i.e. sold at unfair prices) in the United States. A preliminary determination was issued that uranium imported from Russia and several other former Soviet republics was being dumped in the United States. Those and future imports were exposed to the risk of high U.S. antidumping duties if Commerce issued an affirmative final dumping determination and if the U.S. International Trade Commission ("ITC") also determined that those imports were causing or threatening material injury to the U.S. industry. The antidumping investigations of imports of uranium from Russia, Kazakhstan, Kyrgyzstan, Tajikistan, Ukraine, and Uzbekistan were suspended as a result of suspension agreements executed in 1992 between Commerce and the respective governments that limited imports of all forms of uranium, including enriched uranium.

    Since 1992, the suspension agreements with Kazakhstan, Kyrgyzstan, Tajikistan and Ukraine have terminated, either at the request of the country involved or as a result of a statutorily-mandated review of the agreements to see if they are still needed. In all four cases, no further action was taken against imports of uranium products from these countries because, after reviewing the impact of such imports, the ITC ruled that these imports would not materially injure the domestic industry (each such ITC decision, an "ITC Injury Determination"). Although none of these countries produce enriched uranium, the absence of restrictions on imports of natural uranium from these countries may lead to a perception of increased uranium supply on the world market that could depress uranium market prices and adversely impact USEC's profitability and sales.

    The suspension agreement with the Russian Federation (the "Russian SA") remains in effect, and limits imports of uranium products, including SWU and enriched uranium, from the Russian Federation for consumption in the United States. Recently, the ITC and Commerce determined that if the Russian SA were terminated, dumping of Russian uranium products likely would resume, resulting in material injury to the U.S. industry, including USEC. Accordingly, it is expected that the Russian SA will remain in force until at least March 31, 2004. Absent the restrictions imposed by the Russian SA, USEC would face significantly increased competition and market prices for SWU and enriched uranium could be further depressed, adversely impacting USEC's profitability and sales.

    In August 1999, USEC asked Commerce to clarify that a stockpile of approximately 3 million SWU, located in Kazakhstan, but produced in Russia, falls within the scope of the Russian SA (the "Origin Determination"). Commerce has not yet ruled on the Origin Determination. If it rules that the stockpile is subject to the Russian SA, then the stockpile will be subject to the import limits under the Russian SA. If Commerce rules that the stockpile is not subject to the Russian SA, then limitations might still be imposed on imports of the stockpile if USEC is successful in a related appeal of the ITC Injury Determination related to imports from Kazakhstan. In that ITC Injury Determination, the ITC elected not to treat the stockpile as a product of Kazakhstan. If, however, USEC were to lose both the Origin Determination and the appeal of the ITC Injury Determination, the stockpile could be sold in the United States free of any antidumping restrictions. Such sales could depress market prices further, adversely affecting USEC's profitability and sales.

CERTAIN ARRANGEMENTS INVOLVING THE U.S. GOVERNMENT

    Pursuant to an agreement with the U.S. Treasury, USEC committed to continue operation of the two plants until January 2005, subject to certain exceptions, including if the long-term corporate credit rating of USEC is downgraded below investment grade. In February 2000, Standard & Poor's and Moody's Investors Service revised their credit ratings of USEC's long-term debt to below-investment-grade ratings of BB+ and Ba1, respectively. In June 2000, USEC announced that it would cease uranium enrichment operations at the Portsmouth plant in June 2001. In addition, under the agreement with the U.S. Treasury, USEC was obligated to limit workforce reductions to 500 workers at the plants through fiscal 2000. That obligation expired in July 2000.

    In connection with the privatization of USEC, the U.S. Government established an enrichment oversight committee to monitor and coordinate the U.S. interests relating to USEC's business in furtherance of:

    - the full implementation of the government-to-government agreement relating to the disposition of Russian highly enriched uranium;

    - the application of statutory, regulatory and contractual restrictions on foreign ownership, control or influence of USEC;

    - the development and implementation of U.S. Government policy regarding uranium enrichment and related technologies, processes and data; and

    - the collection and dissemination of information within the U.S. Government relevant to the foregoing objectives.

    In June 1998, USEC entered into a memorandum of agreement with DOE establishing annual and quarterly reporting requirements for USEC in support of the oversight committee's purposes.

    USEC is a party to other arrangements with the U.S. Government, including the Executive Agent MOA, the Electricity MOA, and the lease for the plants.

EMPLOYEES

    As of June 30, 2000, USEC had 3,840 employees including 3,680 at the plants (2,030 located at the Portsmouth plant and 1,650 at the Paducah plant) and 160 at headquarters in Bethesda, Maryland. At the plants, 3,250 employees are involved in enrichment operations and construction activities, and the remainder are involved primarily in DOE-funded activities. Two labor unions represent 48% of the employees at the plants.

    In June 2000, USEC finalized plans for workforce reductions involving 575 employees at the Portsmouth and Paducah plants. In June 2000, USEC announced that it will cease uranium enrichment operations in June 2001 at the Portsmouth plant as an important step in the ongoing efforts to align production costs with lower market prices. Workforce reductions from ceasing enrichment operations at the Portsmouth plant will involve 1,200 employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS

    Executive officers at June 30, 2000, follow:

                                         AGE AT
     NAME                             JUNE 30, 2000              POSITION
     ----                             -------------              --------

William H. Timbers                          50            President and Chief Executive Officer
James H. Miller                             51            Executive Vice President
Robert J. Moore                             43            Senior Vice President and General Counsel
Henry Z Shelton, Jr.                        56            Senior Vice President and Chief Financial
                                                             Officer
James N. Adkins, Jr.                        64            Vice President, Production
J. William Bennett                          53            Vice President, Advanced Technology
Gary G. Ellsworth                           52            Vice President, Government Relations
Richard O. Kingdon                          45            Vice President, Strategic Analysis
Philip G. Sewell                            54            Vice President, Corporate Development and
                                                              International Trade
Dennis J. Blair                             43            Vice President, Human Resources and
                                                              Administration
Robert Van Namen                            39            Vice President, Marketing and Sales
Charles B. Yulish                           63            Vice President, Corporate Communications

    Officers serve at the pleasure of the Board of Directors.

    William H. Timbers has been President and Chief Executive Officer since
1994.

    James H. Miller has been Executive Vice President since January 1999 and was Vice President, Production since 1995.

    Robert J. Moore has been Senior Vice President and General Counsel since January 1999 and was Vice President and General Counsel since 1994.

    Henry Z Shelton, Jr. has been Senior Vice President and Chief Financial Officer since January 1999 and was Vice President, Finance and Chief Financial Officer since 1993.

    James N. Adkins, Jr. has been Vice President, Production since January 1999 and was Manager, Production Support since 1994.

    J. William Bennett had been Vice President, Advanced Technology since 1994. Mr. Bennett retired from USEC in August 2000.

    Gary G. Ellsworth has been Vice President, Government Relations since January 1999. Prior to joining USEC, Mr. Ellsworth was Chief Counsel, U.S. Senate Committee on Energy and Natural Resources.

    Richard O. Kingdon has been Vice President, Strategic Analysis since January 1999 and was Vice President, Marketing and Sales since 1993.

    Philip G. Sewell has been Vice President, Corporate Development and International Trade since April 1998 and was Vice President, Corporate Development since 1993.

    Dennis J. Blair has been Vice President, Human Resources and Administration since January 2000. Prior to joining USEC, Mr. Blair was Vice President, Human Resources for GTE Technology and Systems.

    Robert Van Namen has been Vice President, Marketing and Sales since January 1999. Prior to joining USEC, Mr. Van Namen was Manager of Nuclear Fuel for Duke Power Company.

    Charles B. Yulish has been Vice President, Corporate Communications since 1995.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    USEC's common stock has been publicly traded on the New York Stock Exchange under the symbol "USU" since July 23, 1998. The high and low sales prices and cash dividends paid per share follow:

                                                HIGH          LOW      CASH DIVIDENDS PAID
                                                ----          ---      -------------------
FISCAL YEAR ENDED JUNE 30, 1999
  July to September 1998.................      $16.31       $13.00          $   -
  October to December 1998...............       15.75        13.19            .275
  January to March 1999..................       15.19        13.00            .275
  April to June 1999.....................       14.88         9.88            .275

FISCAL YEAR ENDED JUNE 30, 2000
  July to September 1999.................       13.00         9.50            .275
  October to December 1999...............       10.25         6.63            .275
  January to March 2000..................        7.19         3.44            .1375
  April to June 2000.....................        5.00         3.88            .1375

    There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At June 30, 2000, there were 82,478,000 shares of common stock issued and outstanding and 31,000 beneficial holders of common stock. No preferred shares have been issued.

    The declaration of dividends is subject to the discretion of the Board of Directors and depends, among other things, on the results of operations, financial condition, cash requirements, any restrictions imposed by financing arrangements and any other factors deemed relevant by the Board of Directors at that time.

    At June 30, 2000, a total of 17.8 million shares of common stock had been repurchased under an expanded program approved by the Board of Directors in fiscal 2000 to repurchase up to 30 million shares by June 2001.

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

    USEC entered into an agreement with the U.S. Treasury Department, pursuant to which USEC made the following commitments, among others:

    - to abide by the Privatization Act provisions, including the provision which prohibits any person from acquiring more than 10% of the outstanding voting stock for a three-year period after the IPO Date; and

    - not to sell or transfer all or substantially all of the uranium enrichment assets or operations of USEC during the three-year period after the IPO Date.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. Selected financial data as of and for each of the fiscal years in the five-year period ended June 30, 2000, have been derived from the Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants.

                                                                               FISCAL YEARS ENDED JUNE 30,
                                                             ---------------------------------------------------------------
                                                              1996          1997          1998        1999            2000
                                                              ----          ----          ----        ----            ----
                                                                           (MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
Revenue:
     Separative work units.............................      $1,396.4      $1,551.9     $1,380.4    $1,475.0        $1,387.8
     Uranium...........................................          16.4          25.9         40.8        53.6           101.6
                                                             --------      --------     --------    --------        --------
              Total revenue............................       1,412.8       1,577.8      1,421.2     1,528.6         1,489.4
Cost of sales..........................................         973.0       1,162.3      1,062.1     1,182.0         1,236.3
Uranium inventory valuation adjustment.................          -            -             -           -               19.5
                                                             --------      --------     --------    --------        --------
Gross profit...........................................         439.8         415.5        359.1       346.6           233.6
Special charges:
     Discontinue plant operations......................          -            -            -            -              126.5 (1)
     Workforce reductions..............................          -            -             32.8        -               15.0 (2)
     Suspension of development of AVLIS technology.....          -            -            -            34.7 (3)        (1.2)
     Privatization costs...............................          -            -             13.8        -               -
Advanced technology development costs..................         103.6         141.5        136.7       106.4            11.4
Selling, general and administrative....................          36.0          31.8         34.7        40.3            48.9
                                                             --------      --------     --------    --------        --------
Operating income.......................................         300.2         242.2        141.1       165.2            33.0
Interest expense.......................................          -            -            -            32.5            38.1
Other (income) expense, net............................          (3.9)         (7.9)        (5.2)      (16.8)          (10.5)
                                                             --------      --------     --------    --------        --------
Income before income taxes.............................         304.1         250.1        146.3       149.5             5.4
Provision (benefit) for income taxes...................          -            -            -            (2.9) (4)       (3.5)
                                                             --------      --------     --------    --------        --------
Net income.............................................      $  304.1      $  250.1     $  146.3    $  152.4        $    8.9
                                                             ========      ========     ========    ========        ========
Net income per share-basic and diluted.................                                                $1.52             $.10
Dividends per share....................................                                                $.825            $.825
Average number of shares outstanding...................                                                 99.9             90.7


--------------------

(1) The plan announced in June 2000 to cease uranium enrichment operations at the Portsmouth plant in June 2001 resulted in special charges of $126.5 million ($79.3 million or $.87 per share after tax) in fiscal 2000. The special charges include asset impairments of $62.8 million, severance benefits of $30.2 million based on current labor contract requirements, and $33.5 million for lease turnover and other exit costs.

(2) Workforce reduction plans involving 575 employees at the Portsmouth and Paducah plants were finalized in June 2000 and resulted in special charges for severance benefits of $15.0 million ($9.4 million or $.10 per share after tax) in fiscal 2000.

(3) The suspension of development of the AVLIS enrichment technology resulted in special charges of $34.7 million ($22.7 million or $.23 per share after tax) in fiscal 1999.

(4) The provision for income taxes in fiscal 1999 includes a special income tax benefit of $54.5 million (or $.54 per share) for deferred income tax benefits that arose from the transition to taxable status.


                                                                             AS OF JUNE 30,
                                                  -----------------------------------------------------------------
                                                   1996          1997           1998            1999        2000
                                                   ----          ----           ----            ----        ----
                                                                               (MILLIONS)
BALANCE SHEET DATA
Cash and cash equivalents...................      $1,125.0     $1,261.0       $1,177.8 (1)   $   86.6      $   73.0

Inventories:
      Current assets:
         Separative work units..............      $  586.8     $  573.8       $  687.0       $  648.8      $  596.0
         Uranium (2)........................         150.3        131.5          184.5          160.1         209.8
         Materials and supplies.............          15.7         12.4           24.8           22.8          19.3
      Long-term assets......................         199.7        103.6          561.0          574.4         436.4
                                                  -------      --------       --------       --------      --------
         Inventories, net...................      $  952.5     $  821.3       $1,457.3       $1,406.1      $1,261.5
                                                  ========     ========       ========       ========      ========

Total assets................................      $3,356.0     $3,456.6       $3,471.3       $2,360.2      $2,084.4
Short-term debt.............................          -            -             -               50.0          50.0
Long-term debt..............................          -            -             -              500.0         500.0
Other liabilities...........................         427.4        451.8          503.3 (3)      195.0         281.1
Stockholders' equity........................       2,121.6      2,091.3        2,420.5 (1)    1,135.4         947.3
Number of shares of outstanding.............                                                     99.2          82.5

------------------

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

OVERVIEW

    USEC, a global energy company, is the world leader in the sale of uranium fuel enrichment services for commercial nuclear power plants, with approximately 73% of the North American market and approximately 36% of the world market. Uranium enrichment is a critical step in transforming uranium into fuel for nuclear reactors to produce electricity. Based on customers' estimates of their requirements and certain other assumptions, including estimates of inflation rates, at June 30, 2000, USEC had long-term requirements contracts with utilities to provide uranium and uranium enrichment services aggregating $6.1 billion through fiscal 2011 (including $3.3 billion through fiscal 2003), compared with $6.5 billion at June 30, 1999. The standard measure of effort or service in the uranium enrichment industry is separative work units ("SWU").

    Agreements with electric utilities are generally long-term requirements contracts under which customers are obligated to purchase a specified percentage of their requirements for uranium enrichment services. Customers, however, are not obligated to make purchases or payments if they do not have any requirements. There is a trend for contracts with shorter terms that is expected to continue, with the newer contracts generally containing terms in the range of 3 to 7 years. Under power-for-SWU barter contracts, USEC exchanges its enrichment services with utilities that supply electric power to the plants.

    Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 24 months. These schedules are in-turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for fall refueling, spring refueling or for 18-month cycles alternating between both seasons. The timing of larger orders for initial core requirements for new nuclear reactors also can affect operating results.

    USEC is the Executive Agent of the U.S. Government under a government-to-government agreement ("Russian Contract") to purchase the SWU component of enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. Cost of sales has been, and will continue to be, adversely affected by amounts paid to purchase SWU under the Russian Contract. Since the volume of Russian SWU purchases has increased, USEC has operated the plants at significantly lower production levels resulting in higher unit production costs. Global market prices for SWU have declined below the price being paid for SWU under the Russian Contract. An underlying principle of the program is for it to operate according to commercial practices. As a result of negotiations to align the Russian Contract with market pricing realities, USEC and its counterparts in Russia have reached an agreement in principle to adopt market-based pricing for SWU in January 2002, subject to approvals from the United States and Russian governments. The timing and conditions, if any, for U.S. government approval are uncertain.

    Revenue

    Substantially all of USEC's revenue is derived from the sale of uranium enrichment services, denominated in SWU. Although customers may buy enriched uranium product without supplying uranium, most of USEC's contracts are for enriching uranium provided by customers. Because orders for uranium enrichment services to refuel customer reactors occur once in 12, 18 or 24 months and are large in amount, averaging $13.0 million per order, the percentage of revenue attributable to any customer or group of customers from a particular geographic region can vary significantly quarter-by-quarter or year-by-year. However, customer requirements and orders over the longer term are more predictable. USEC estimates that about two-thirds of the nuclear reactors under contract operate on refueling cycles of 18 months or less, and the remaining one-third operate on refueling cycles greater than 18 months.

    Recent industry and global economic developments have intensified the effects of production over-capacity and continuing lower prices for SWU. These developments include:

    -   heightened price competition among uranium enrichment suppliers;

    -   the adverse impact of the strengthening U.S. dollar;

    -   certain European utilities liquidating strategic SWU inventories; and

    -   termination of the Kazakhstan suspension agreement.

In addition to excess production capacity, certain suppliers have announced technology-driven plans to expand capacities.

    USEC's financial performance over time can be significantly affected by changes in the market price for SWU. As older contracts expire, USEC's backlog is becoming more heavily weighted with newer contracts with shorter terms and lower prices. In light of this, USEC expects its backlog will decline over time unless new SWU commitments are added at sufficient levels to offset the impact of shorter term contracts, expiring commitments and lower prices. USEC anticipates the trend toward lower prices and shorter contract terms will continue, due to increased competition among uranium enrichment suppliers for new SWU commitments. To address this trend, USEC is placing a high priority on numerous initiatives to further reduce costs and increase its competitiveness.

    USEC's contracts are denominated in U.S. dollars, and although revenue is not directly affected by changes in the foreign exchange rate of the U.S. dollar, USEC may have a competitive price disadvantage or advantage obtaining new contracts in a competitive bidding process depending upon the strength or weakness of the U.S. dollar. Costs of the primary competitors are denominated in the major European currencies.

    Revenue could be negatively impacted by actions of the Nuclear Regulatory Commission suspending operations at domestic utility customer reactors under contract with USEC. In addition, business decisions by utilities that take into account economic factors, such as the price and availability of alternate fossil fuels, consolidation within the electric power industry, the need for generating capacity and the cost of maintenance, could result in suspended operations or early shutdowns of some reactors under contract with USEC.

    Cost of Sales

    Cost of sales is based on the quantity of SWU sold during the period and is dependent upon production costs at the plants and purchase costs under the Russian Contract. Production costs consist principally of electric power (representing 50% of production costs in fiscal 2000), labor and benefits, depleted uranium disposition costs, materials, and maintenance and repairs. Under the monthly moving average inventory cost method, an increase or decrease in production or purchase costs will have an effect on costs of sales over future periods.

    The plants require substantial amounts of electric power to enrich uranium. In fiscal 2000, USEC acquired most of its electric power from Ohio Valley Electric Corporation ("OVEC"), the main supplier to the Portsmouth plant, and from Electric Energy, Inc. ("EEI"), the main supplier to the Paducah plant, under long-term power purchase contracts between DOE and OVEC and EEI. Under an agreement between USEC and DOE ("Electricity MOA"), DOE is required to transfer the benefits of the power purchase contracts to USEC.

    Electric power purchased from OVEC and EEI represented 75% of power purchased in fiscal 2000, with costs based on actual costs incurred by OVEC and EEI. The remainder of the electric power purchased by USEC in fiscal 2000 was market-based power, all of which was used at the Paducah plant. Market-based power costs vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather. USEC substantially reduces production and the related power load at the Paducah plant in the summer months when the cost of market-based power is high. Almost all of the power for the Paducah plant for the summer of 2000 was purchased prior to the summer months at fixed prices based on prevailing market rates.

    In July 2000, USEC entered into a 10-year power purchase agreement with Tennessee Valley Authority ("TVA") to provide a substantial portion of electric power for the Paducah plant beginning September 2000. Replacing EEI as primary supplier, TVA will supply electric power for the Paducah plant at fixed rates, thereby substantially reducing USEC's price risk for electric power in the volatile Midwest power market. The agreement provides that amounts to be paid to TVA for power scheduled to be purchased in fiscal 2001 will be reduced by a deferred payment obligation of $45.0 million. USEC will secure the obligation, as long as it is outstanding, by transferring title to uranium inventories with an equivalent value to TVA. The obligation and related interest will be satisfied by providing SWU to TVA in fiscal years 2002 to 2004 under a requirements contract, the terms of which are not yet final.

    USEC accrues estimated costs for the future disposition of depleted uranium generated as a result of its operations. Costs are dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. USEC stores depleted uranium at the plants and continues to evaluate various proposals for its disposition.

    USEC leases most, but not all, of the buildings and facilities at the plants at favorable terms from DOE. Upon termination of the lease, USEC is responsible for certain lease turnover activities at the plants. Lease turnover costs are accrued over the estimated term of the lease which, for the Paducah plant, is estimated to extend through calendar year 2008.

    As Executive Agent under the Russian Contract, USEC ordered 5.5 million SWU in fiscal 2000. However, as a result of shipping delays in Russia, there were
4.8 million SWU delivered and purchased at a cost of $417.8 million, including related shipping charges. Subject to price adjustments for U.S. inflation, USEC has committed to purchase 4.6 million SWU at a cost of $404.7 million in the six months ending December 31, 2000, and expects to purchase 5.5 million SWU at a cost of $494.1 million in calendar year 2001.

RESULTS OF OPERATIONS

    The following table sets forth certain items as a percentage of revenue:

                                                               FISCAL YEARS ENDED JUNE 30,
                                                               ----------------------------
                                                               1998        1999        2000
                                                               ----        ----        ----
   Revenue:
       Domestic.........................................        63%         62%         62%
       Asia.............................................        31          30          32
       Europe and other.................................         6           8           6
                                                             ------      ------      ------
          Total revenue.................................       100%        100%        100%
   Cost of sales........................................        75          77          83
   Uranium inventory valuation adjustment...............        -           -            1
                                                             ------      ------      ------
   Gross profit.........................................        25          23          16
   Special charges......................................         3           2          10
   Advanced technology development costs................        10           7           1
   Selling, general and administrative..................         2           3           3
                                                             ------      ------      ------
   Operating income.....................................        10          11           2
   Interest expense.....................................        -            2           2
   Other (income) expense, net..........................        -           (1)         (1)
                                                             ------      ------      ------
   Income before income taxes...........................        10          10           1
   Provision for income taxes...........................        -           -           -
                                                             ------      ------      ------
   Net income...........................................        10%         10%          1%
                                                             ======      ======      ======

RESULTS OF OPERATIONS - FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

    Revenue

    Revenue from sales of SWU amounted to $1,387.8 million in fiscal 2000, a reduction of $87.2 million (or 6%) compared with $1,475.0 million in fiscal 1999. The reduction reflects a decline of 7% in average SWU prices billed to customers.

    The volume of SWU sold increased 1% in fiscal 2000 reflecting one-time sales to customers in Japan to replace their SWU stranded at the Tokaimura uranium processing facility in Japan. Operations at the Tokaimura facility were suspended in September 1999 following an incident involving highly enriched uranium for an experimental reactor. SWU sold by USEC was not involved in the incident. If SWU is retrieved from the facility and used by the Japanese customers, future sales to these customers would be reduced. The increase from one-time sales to Japanese customers was offset by lower volume from reductions in SWU commitment levels and the timing of other customer orders.

    Revenue from sales of uranium, primarily uranium hexafluoride, amounted to $101.6 million in fiscal 2000, an increase of $48.0 million compared with $53.6 million in fiscal 1999. In fiscal 2001, sales of uranium are expected to be about the same level as in fiscal 2000.

    Revenue from domestic customers declined $19.2 million (or 2%), revenue from customers in Asia increased $25.1 million (or 6%), and revenue from customers in Europe and other areas declined $45.1 million (or 36%), compared with fiscal 1999. The changes in the geographic mix of revenue resulted from the timing of customer orders, the decline in average SWU prices billed to customers, replacement SWU sales to Japan, and the increase in sales of uranium.

    Cost of Sales

    Cost of sales amounted to $1,236.3 million in fiscal 2000, an increase of $54.3 million (or 5%) compared with $1,182.0 million in fiscal 1999. Increased purchases of SWU under the Russian Contract and the resulting lower levels of production output and associated higher unit costs at the plants continue to adversely affect cost of sales. Cost of sales in fiscal 2000 reflects the benefit of reductions in power costs from the monetization of excess power at the Portsmouth plant in the summers of 1999 and 2000. As a percentage of revenue, cost of sales amounted to 83%, compared with 77% in fiscal 1999. In fiscal 2001, cost of sales is expected to be adversely affected by low production levels and the end of power monetization at the Portsmouth plant.

    Electric power costs amounted to $329.8 million in fiscal 2000 (representing 50% of production costs) compared with $436.4 million (representing 57% of production costs) in fiscal 1999, a reduction of $106.6 million (or 24%). The reduction reflects lower SWU production in fiscal 2000 and an increase in the monetization of excess power at the Portsmouth plant. In order to reduce its power costs, USEC entered into power monetization agreements with DOE and OVEC in fiscal years 1999 and 2000 under which USEC agreed to release in the summer months a substantial portion of the electric power that it has a right to purchase from OVEC for the Portsmouth plant. By substantially reducing production and the related power load at the Portsmouth plant in the summer months, USEC was able to monetize its share of the higher value that this released power has in the summer market. Under the power monetization agreement for the summer of 2000, which was entered into in May 2000 and is subject to regulatory approval, OVEC agreed to pay USEC the net amount of $44.0 million in exchange for the agreement to release power. The monetization of excess power resulted in reductions to production costs of $44.0 million in fiscal 2000 and $31.7 million in fiscal 1999.

    Costs for labor and benefits included in production costs declined 4% compared with fiscal 1999. The average number of employees at the plants declined 7% in fiscal 2000.

    Costs for the future disposition of depleted uranium amounted to $35.3 million in fiscal 2000, a decline of $5.2 million (or 13%) from $40.5 million in fiscal 1999. The reduction reflects lower SWU production.

    SWU purchased from the Russian Federation represented 41% of the combined produced and purchased supply mix in fiscal 2000, compared with 31% in fiscal 1999. USEC has committed to purchase 4.6 million SWU for delivery under the Russian Contract in six months ending December 31, 2000, and expects to purchase
5.5 million SWU in calendar 2001.

    Uranium Inventory Valuation Adjustment

    The average market price of uranium hexafluoride declined 9% in fiscal 2000, compared with fiscal 1999. Downward pressure prevailed with market prices quoted at $23.62 per kilogram of uranium hexafluoride at June 30, 2000, a decline of 22% compared with June 30, 1999. Since uranium inventories are valued at the lower-of-cost-or-market, a non-cash valuation adjustment of $19.5 million was charged against income in fiscal 2000. If market prices continue their downward trend, it is possible that there could be additional charges against income in fiscal 2001.

    Gross Profit

    Gross profit amounted to $233.6 million in fiscal 2000, a reduction of $113.0 million (or 33%) compared with $346.6 million in fiscal 1999. Gross margin was 16% compared with 23% in fiscal 1999. The reduction reflects the 7% decline in average SWU prices billed to customers and the uranium inventory valuation adjustment.

    Special Charges

                                      BALANCE                           BALANCE     SPECIAL      UTILIZED          BALANCE
                                      JUNE 30,    SPECIAL   UTILIZED    JUNE 30,    CHARGES      --------          JUNE 30,
                                        1998      CHARGES     CASH        1999      (CREDIT)  CASH     NON-CASH      2000
                                        ----      -------     ----        ----      --------  ----     --------      ----

Workforce reductions at
    the plants.....................     $12.8        -       $ (5.9)     $  6.9      $15.0    $ (4.7)   $  (2.2)     $15.0

Privatization costs................      13.8        -        (13.8)       -           -          -          -         -

Suspension of development of
    AVLIS technology...............        -       $34.7        (.5)       34.2       (1.2)    (33.0)        -         -

Discontinue operations at
    Portsmouth plant:
      Workforce reductions.........        -         -          -          -          30.2        -          -        30.2
      Lease turnover and other
         exit costs................        -         -          -          -          33.5        -        (2.8)      30.7
      Impairment of property,
         plant and equipment.......        -         -          -          -          62.8        -       (62.8)         -
                                       ------     ------     ------       ------   -------    ------    -------    -------
          Total discontinue plant
             operations............        -         -          -          -         126.5        -       (65.6)      60.9
                                       ------     ------     ------       ------   -------    ------    -------    -------

                                        $26.6      $34.7     $(20.2)      $41.1     $140.3    $(37.7)    $(67.8)     $75.9
                                       ======     ======     ======       ======   =======    ======    =======    =======

    In June 2000, USEC announced that it will cease uranium enrichment operations in June 2001 at the Portsmouth plant as an important step in the ongoing efforts to align production costs with lower market prices. Production will continue at the Portsmouth plant until June 2001 when it is expected that an assay upgrade project at the Paducah plant will be completed, tested to produce enriched uranium up to 5.5% assay, and certified by the NRC. USEC plans to continue to operate the transfer and shipping activities at the Portsmouth plant after enrichment has ceased, until similar facilities are available at the Paducah plant.

    The plan announced in June 2000 to cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $126.5 million ($79.3 million or $.87 per share after tax) in fiscal 2000. The charges include $62.8 million in asset impairments of production equipment, leasehold improvements and other fixed assets. The charges also include severance benefits of $30.2 million for workforce reductions involving 1,200 plant employees based on current labor contract requirements, and $33.5 million for lease turnover and other exit costs.

    Under the terms of the OVEC power contract, commitments to purchase electric power for the Portsmouth plant are subject to reductions resulting from the release of power. In fiscal 2001, USEC plans to provide the three-year notice to terminate the OVEC contract effective April 30, 2003, and to release power upon the termination of enrichment operations at the Portsmouth plant. Based on waivers granted by OVEC, the required three-year termination period would begin May 1, 2000, and would end April 30, 2003. USEC expects that commitments to purchase power from OVEC in fiscal years 2002 and 2003 will be offset by reductions resulting from the release of power. As a result of termination of the OVEC contract, USEC will no longer be responsible for substantial costs of environmental upgrades that OVEC will be required to make in future years at its coal-burning facilities.

    Workforce reduction plans involving 575 employees at the Portsmouth and Paducah plants were finalized in June 2000 and resulted in special charges of $15.0 million ($9.4 million or $.10 per share after tax) for severance benefits in fiscal 2000.

    Costs of $2.2 million were incurred and utilized for incremental pension and postretirement health and life benefits resulting from workforce reductions involving 500 employees in fiscal years 1999 and 2000.

    In June 1999, development of the AVLIS enrichment technology was suspended resulting in special charges of $34.7 million ($22.7 million or $.23 per share after tax) for contract terminations, shutdown activities and employee severance and benefit arrangements, of which $33.5 million had been paid as of June 30, 2000. A cost savings of $1.2 million was restored to income in fiscal 2000.

    Advanced Technology Development Costs

    Advanced technology development costs amounted to $11.4 million in fiscal 2000, a reduction of $95.0 million compared with $106.4 million in fiscal 1999. Costs in fiscal 2000 relate to the evaluation of the availability and economics of centrifuge technology and a potential new advanced enrichment technology called SILEX. Costs in fiscal 1999 were primarily for AVLIS, and development of AVLIS was suspended in June 1999.

    Selling, General and Administrative

    Selling, general and administrative expenses amounted to $48.9 million in fiscal 2000, an increase of $8.6 million (or 21%) compared with $40.3 million in fiscal 1999. The increase reflects costs for executive compensation plans, including amortization of the cost of restricted stock grants beginning February 1999, and increased consulting fees.

    Operating Income

    Operating income amounted to $33.0 million in fiscal 2000, a reduction of $132.2 million (or 80%), compared with $165.2 million in fiscal 1999. The reduction resulted primarily from special charges relating to the Portsmouth plant and workforce reductions and lower gross profit in fiscal 2000, partly offset by the reduction in advanced technology development costs following the suspension of AVLIS development in June 1999.

    Interest Expense

    Interest expense amounted to $38.1 million in fiscal 2000, an increase of $5.6 million (or 17%) from $32.5 million in fiscal 1999. Total interest costs, including capitalized interest, amounted to $41.3 million compared with $33.7 million in fiscal 1999. The increase reflects higher average debt levels and higher short-term interest rates in fiscal 2000. Prior to July 28, 1998, the date of the initial public offering, USEC had no debt. The increase in short-term interest rates reflects changes in market rates and the revisions in USEC's credit ratings in February 2000 to below investment grade.

    Other Income

    Other income of $16.8 million in fiscal 1999 included a nonrecurring gain of $8.2 million from a contract modification canceling accrued interest payable on an advance payment from the Arab Republic of Egypt.

    Provision for Income Taxes

    The provision for income taxes in fiscal 1999 includes a special income tax benefit of $54.5 million (or $.54 per share) for deferred income tax benefits that arose from the transition to taxable status.

    Net Income

    Net income was $8.9 million (or $.10 per share) in fiscal 2000. Excluding special charges relating to the Portsmouth plant and workforce reductions and the uranium inventory valuation adjustment, net income was $109.1 million (or $1.20 per share) in fiscal 2000. Net income was $152.4 million (or $1.52 per share) in fiscal 1999. Excluding special charges relating to the suspension of AVLIS and a special tax benefit, net income was $120.6 million (or $1.21 per share). The reduction of $11.5 million in net income before special items and the inventory adjustment in fiscal 2000 resulted from lower gross profit, partly offset by lower costs for advanced technology.

    The average number shares of common stock outstanding was 90.7 million, a decline of 9.2 million shares (or 9%) from 99.9 million shares in fiscal 1999. The reduction reflects the repurchase of common stock under an expanded program to repurchase up to 30 million shares by June 2001. At June 30, 2000, there were
82.5 million shares issued and outstanding.

    Outlook

    In fiscal 2001, USEC anticipates net income in the range of $30 to $35 million reflecting lower anticipated revenue and the end of power monetization at the Portsmouth plant. The lower revenue forecast includes fewer spot SWU sales, resulting in anticipated sales volume of about 10.5 million SWU.

RESULTS OF OPERATIONS -- FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

    Revenue

    Revenue amounted to $1,528.6 million in fiscal 1999, an increase of $107.4 million (or 8%) from $1,421.2 million in fiscal 1998. Revenue from sales of SWU increased $94.6 million (or 7%) in fiscal 1999 reflecting the timing of customer nuclear reactor refueling orders, including sales to customer reactors returning to service following an extended outage, partly offset by lower SWU commitment levels of a domestic and a foreign customer. The average SWU price billed to customers in fiscal 1999 was about the same as in fiscal 1998.

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

    Cost of Sales

    Cost of sales amounted to $1,182.0 million in fiscal 1999, an increase of $119.9 million (or 11%) compared with $1,062.1 million in fiscal 1998. The increase in cost of sales reflects the 7% increase in sales of SWU, primarily from the timing of customer orders, and the effects under the monthly moving average inventory cost method of lower production levels and higher unit production costs at the plants in fiscal 1999 and 1998. In fiscal 1999, production costs were affected by high power costs in the summer and early fall of 1998. As a percentage of revenue, cost of sales amounted to 77%, compared with 75% in fiscal 1998.

    Electric power costs amounted to $436.4 million in fiscal 1999 (representing 57% of production costs) compared with $413.8 million (representing 53% of production costs) in fiscal 1998. The increase was attributable to higher costs per megawatt hour ("MWh"), partly offset by $31.7 million from the monetization of excess power with respect to the summer of 1999. The average cost of electric power purchased was $21.54 per MWh, compared with $19.66 per MWh in fiscal 1998. In the summer and early fall of 1998, persistent hot weather, high electricity demand in the Midwest and power generation shortages resulted in record high power costs at the Paducah plant, and USEC curtailed production at the Paducah plant to reduce the impact of high power prices.

    Costs for labor and benefits amounted to $238.9 million in fiscal 1999, about the same as in fiscal 1998. The average number of employees at the plants declined 7% in fiscal 1999.

    Costs for the future disposition of depleted uranium amounted to $40.5 million in fiscal 1999, a decline of $15.2 million (or 27%) from $55.7 million in fiscal 1998. The reduction reflects a lower future disposal rate per kilogram of depleted uranium. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC through the IPO Date was transferred to DOE, and the accrued liability of $373.8 million at the IPO Date was transferred to stockholders' equity.

    SWU purchased from the Russian Federation represented 31% of the combined produced and purchased supply mix in fiscal 1999, compared with 38% purchased from the Russian Federation and DOE in fiscal 1998.

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

    Special Charges - Workforce Reductions and Privatization Costs

    Special charges amounted to $46.6 million in fiscal 1998 for costs related to the privatization and certain severance and transition benefits to be paid to plant workers in connection with workforce reductions, as follows (millions):


Privatization costs......................................................      $13.8
Worker and community transition assistance benefits......................       20.0
Worker pre-existing severance benefits...................................       12.8
                                                                               -----
                                                                               $46.6
                                                                               =====

    Privatization costs of $13.8 million were paid in fiscal 1999, worker and community transition assistance benefits of $20.0 million were paid to DOE in fiscal 1998, and worker pre-existing severance benefits of $12.8 million with respect to 500 workers had been paid or utilized as of June 30, 2000.

    Advanced Technology Development Costs

    Advanced technology development costs were primarily for AVLIS and amounted to $106.4 million in fiscal 1999, a decline of $30.3 million (or 22%) from $136.7 million in fiscal 1998.

    Operating Income

    Operating income amounted to $165.2 million in fiscal 1999, an increase of $24.1 million (or 17%), compared with $141.1 million in fiscal 1998. Operating income was reduced by a special charge of $34.7 million in fiscal 1999 for the suspension of AVLIS technology and $46.6 million in fiscal 1998 for workforce reductions and privatization costs. Advanced technology development costs were $30.3 million lower and gross profit was $12.5 million lower in fiscal 1999.

    Interest Expense

    Interest expense of $32.5 million in fiscal 1999 represents interest on senior notes issued in January 1999, borrowings under the bank credit facility, and short-term borrowings under a commercial paper program established in February 1999. Prior to the initial public offering in July 1998, USEC had no debt.

    Other Income

    Other income of $16.8 million in fiscal 1999 includes a nonrecurring gain of $8.2 million from a contract modification canceling accrued interest payable on an advance payment from the Arab Republic of Egypt.

    Provision for Income Taxes

    USEC became subject to federal, state and local income taxes at the time of the initial public offering in July 1998. The provision for income taxes in fiscal 1999, includes a special income tax benefit of $54.5 million (or $.54 per share) for deferred income tax benefits that arose from the transition to taxable status. Deferred tax benefits represent differences between the carrying amounts for financial reporting purposes and USEC's estimate of the tax bases of its assets and liabilities.

    Net Income

    Net income excluding special items was $120.6 million (or $1.21 per share) in fiscal 1999 and $192.9 million in fiscal 1998. The reduction reflects income taxes and interest expense incurred since the initial public offering in July 1998. Including special items, net income was $152.4 million (or $1.52 per share) in fiscal 1999 and $146.3 million in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Cash Flow

    Net cash flow from operating activities amounted to $262.8 million in fiscal 2000, compared with $230.4 million in fiscal 1999. Cash flow in fiscal 2000 benefited from an inventory reduction of $122.3 million, primarily from sales of uranium inventories transferred to USEC by DOE at no cash cost prior to the initial public offering. Sales of uranium from inventory provide a direct benefit to cash flow. Cash flow also reflects an increase of $51.1 million in deferred revenue primarily representing cash received from a European customer under a long-term contract for the sale of SWU. Cash flow was reduced by a decline of $62.9 million in accounts payable and other liabilities and cash payments of $33.0 million relating to suspension of development of the AVLIS technology.

    Net cash flow from operating activities amounted to $230.4 million in fiscal 1999 and reflects an inventory reduction of $51.2 million and an increase of $78.0 million in net payables under the Russian Contract.

    Capital expenditures amounted to $75.9 million in fiscal 2000 compared with $51.1 million in fiscal 1999, including costs of $27.3 million and $21.0 million, respectively, for seismic upgrades at the Paducah plant, required by the NRC Compliance Plan, to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. Capital expenditures in fiscal 2000 also include costs to upgrade the Paducah plant's capability to produce enriched uranium up to an assay of 5.5%. USEC expects capital expenditures of $40 to $45 million in fiscal 2001, including costs to upgrade the Paducah plant's capability to produce enriched uranium at the higher assay.

    At June 30, 2000, a total of 17.8 million shares had been repurchased under an expanded program approved by the Board of Directors in fiscal 2000 to repurchase up to 30 million shares by June 2001. There were 17.0 million shares of common stock repurchased at a cost of $124.6 million in fiscal 2000 and 1.1 million shares (including .8 million shares under the expanded program) repurchased at a cost of $14.8 million in fiscal 1999.

    Dividends paid to stockholders amounted to $75.9 million in fiscal 2000, compared with $82.5 million in fiscal 1999. In March 2000, the quarterly dividend payment was reduced by half to $.1375 per share, and there were 9% fewer average shares outstanding in fiscal 2000. There was no dividend payment in the first quarter of fiscal 1999. USEC began quarterly dividend payments in December 1999.

Capital Structure and Financial Resources

    In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

    Commitments available under bank credit facilities amounted to $300.0 million at June 30, 2000. In July 2000, available commitments were reduced to $265.0 million, as follows: $115.0 million under a revolving credit facility expiring September 2000 and $150.0 million under a revolving credit facility expiring July 2003. In view of tightening in the bank credit market and USEC's credit ratings, upon expiration of the revolving credit facility in September 2000, USEC plans to negotiate a new bank credit facility to replace both existing bank credit facilities. It is expected that the new bank credit facility will be for a reduced amount, and may include additional terms and covenants. Short-term borrowings amounted to $50.0 million at June 30, 1999 and 2000.

    At June 30, 2000, USEC was in compliance with financial covenants under the bank credit facilities, including restrictions on the granting of liens or pledging of assets, a minimum net worth and a debt to total capitalization ratio, as well as other customary conditions and covenants. The bank credit facilities restrict borrowings by subsidiaries to a maximum of $100.0 million. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facilities also include other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

    The total debt-to-capitalization ratio was 37% at June 30, 2000, compared with 33% at June 30, 1999. Although total debt of $550.0 million at June 30, 2000, was the same as at June 30, 1999, stockholders' equity was lower in fiscal 2000 reflecting the repurchase of common stock, dividend payments, and special charges against income.

    A summary of working capital at June 30 follows (in millions):

                                                               1999         2000
                                                            ----------   -----------
Cash, net of short-term debt............................      $ 36.6       $   23.0
Inventories, net........................................       831.7          825.1
Other...................................................        75.0          180.3
                                                              ------       --------
  Working capital.......................................      $943.3       $1,028.4
                                                              ======       ========

    USEC expects that its cash, internally generated funds from operating activities, and available financing sources under the bank credit facilities will be sufficient to meet its obligations as they become due, to fund operating requirements of the plants, purchases of SWU under the Russian Contract, capital expenditures, interest expense, quarterly dividends, and repurchases of common stock.

ENVIRONMENTAL MATTERS

    In addition to costs for the future disposition of depleted uranium, USEC incurs operating costs and capital expenditures for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Operating costs were $25.4 million, $24.1 million, and $18.1 million and capital expenditures were $4.4 million, $3.1 million and $2.4 million in fiscal years 1998, 1999 and 2000, respectively. In fiscal years 2001 and 2002, USEC expects its operating costs and capital expenditures for environmental matters to remain at about the same levels as in fiscal 2000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At June 30, 2000, the balance sheet carrying amounts for cash and cash equivalents, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

    As a result of market interest rates, the fair value of short-term debt approximates its carrying value at June 30, 2000. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The repayment schedule of short-term debt, the scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at June 30, 2000, follow (millions):

                                                      MATURITY DATES                     JUNE 30, 2000
                                            ---------------------------------    ---------------------------
                                             DUE WITHIN   JANUARY    JANUARY      BALANCE SHEET      FAIR
                                              ONE YEAR      2006       2009       CARRYING AMOUNT    VALUE
                                              --------      ----       ----       ---------------    -----
      Short-term debt................                                                                $ 50.0
                                                 $50.0                                    $ 50.0
      Long-term debt:
       6.625% senior notes...........                     $350.0                           350.0      268.0
       6.750% senior notes...........                                $150.0                150.0      108.5
                                                                                          ------     ------
                                                                                           500.0      376.5
                                                                                          ------     ------
                                                                                          $550.0     $426.5
                                                                                          ======     ======

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements begin at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding executive officers is included in Part I of this report. Additional information concerning directors and executive officers is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 8, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning management compensation is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 8, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 8, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 8, 2000.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Consolidated Financial Statements

        Consolidated Financial Statements are set forth under Item 8 of this Annual Report on Form 10-K.

        (2) Financial Statement Schedules

        No financial statement schedules are required to be filed.

        (3) Exhibits

        The following exhibits are filed as part of this Annual Report on Form 10-K:

 EXHIBIT
   NO.                                   DESCRIPTION
---------                                -----------

   3.1           Certificate of Incorporation of USEC Inc. (1)

   3.2           Bylaws of USEC Inc., as amended. (2)

   4.2           Indenture, dated January 15, 1999, between USEC Inc. and First Union National Bank. (3)

  10.1           Lease Agreement between the United States Department of Energy and the United States Enrichment
                 Corporation, dated as of July 1, 1993, including notice of exercise of option to renew. (1)

  10.4           Memorandum of Agreement, dated December 15, 1994, between the United States Department of Energy and United States Enrichment Corporation regarding the transfer of functions and activities, as amended. (1)

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

  10.13          Contract between United States Enrichment Corporation, Portsmouth gaseous diffusion plant, and
                 Paper Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO and its local
                 no. 3-689, April 1, 1996-May 2, 2000, as amended. (1)

  10.14          Contract between Lockheed Martin Utility Services, Inc., Paducah gaseous diffusion plant and
                 International Union, United Plant Guard Workers of America and its amalgamated plant guards local no.
                 111, January 31, 1997-March 1, 2002. (1)

  10.15          Contract between Lockheed Martin Utility Services, Inc., Portsmouth gaseous diffusion plant and
                 International Union, United Plant Guard Workers of America and its amalgamated local no. 66, August
                 3, 1997-August 4, 2002. (1)

  10.17          Contract between United States Enrichment Corporation, Executive Agent of the United States of
                 America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of
                 the Russian Federation, dated January 14, 1994, as amended. (1)

  10.18          Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United
                 States Enrichment Corporation relating to post-privatization liabilities. (1)

  10.20          Memorandum of Agreement, dated April 20, 1998, between the United States Department of Energy and
                 United States Enrichment Corporation for transfer of natural uranium and highly enriched uranium and for blending down of highly enriched uranium. (1)

  10.21          Agreement, dated as of July 14, 1998, between United States Enrichment Corporation and the U.S.
                 Department of the Treasury regarding post-closing conduct. (1)

  10.22          Agreement between United States Enrichment Corporation and the Department of Energy regarding provision by USEC of information to the U.S. Government's Enrichment Oversight Committee, dated June
                 19, 1998. (1)

  10.23          Revolving Loan Agreement, dated July 28, 1998, among Bank of America National Trust and Savings
                 Association, First Union National Bank, Nationsbank, N.A., BancAmerica Robertson Stephens, and USEC
                 Inc. (5)

  10.24          Amendment No. 1 to Revolving Loan Agreement among Bank of America National Trust and Savings
                 Association, First Union National Bank, Nationsbank N.A., BancAmerica Robertson Stephens, and USEC
                 Inc., dated October 8, 1998. (4)

  10.25          Form of Director and Officer Indemnification Agreement. (1)

  10.26          Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the United States Department of Energy, and
                 United States Enrichment Corporation for United States Enrichment Corporation to serve as the
                 United States Government's Executive Agent under the Agreement between the United States and the
                 Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons. (1)

  10.27          Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of
                 Energy and United States Enrichment Corporation regarding disposal of depleted uranium. (1)

  10.28          Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of
                 Energy and United States Enrichment Corporation regarding certain worker benefits. (1)

  10.30          Agreement dated April 28, 1999, between USEC Inc. and William H. Timbers, Jr. (3)

  10.31          Letter Supplement to power agreement between Electric Energy, Inc. and the United States of America
                 acting by and through the Secretary of the Department of Energy, dated December 22, 1998. (3)

  10.33          Amendment No. 2 to Revolving Loan Agreement among Bank of America National Trust and Savings
                 Association, First Union National Bank, Nationsbank N.A., BancAmerica Robertson Stephens, and USEC
                 Inc., dated July 27, 1999. (3)

  10.35          USEC Inc. 1999 Equity Incentive Plan. (6)

  10.36          Amendment No. 12, dated March 4, 1999, to Contract between USEC Inc., Executive Agent of the United
                 States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive
                 Agent of the Russian Federation, dated January 14, 1994. (3)

  10.37          USEC Inc. Supplemental Executive Retirement Plan dated April 7, 1999. (7)

  10.38          USEC Inc. Pension Restoration Plan, dated September 1, 1999. (7)

  10.39          Form of Change in Control Arrangement with executive officers. (7)

  10.40          USEC Inc. 401(k) Restoration Plan. (8)

  10.41          Revolving Loan Agreement, dated November 15, 1999, among Bank of America, N.A., First Union National
                 Bank, and USEC Inc. (8)

  10.42          Agreement, dated December 3, 1999, to extend the term of contract between United States Enrichment
                 Corporation, Portsmouth gaseous diffusion plant, and Paper Allied-Industrial Chemical and Energy
                 Workers International Union, AFL-CIO and its local no. 3-689, April 1, 1996-May 2, 2004.

  10.43          Letter Supplement to power agreement between Ohio Valley Electric Corporation and the United States
                 of America acting by and through the Secretary of the Department of Energy, dated May 24, 2000.

  10.44          Agreement between USEC Inc. and James R. Mellor, dated June 21, 2000.

  10.45          Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated
                 July 11, 2000.

  10.46          Amended and Restated Revolving Loan Agreement, dated July 21, 2000, among First Union National Bank,
                 Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC, and USEC
                 Inc.

  21.1           Subsidiaries of the Registrant. (4)

   27            Financial Data Schedule.

(1) Incorporated herein by reference from the Registration Statement on Form S-1, No. 333-57955, filed June 29, 1998, or Amendment No. 1 to the Registration Statement on Form S-1, filed July 20, 1998.

(2) Incorporated herein by reference from Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(4) Incorporated herein by reference from the Registration Statement on Form S-1, No. 333-67117, filed November 12, 1998, as amended December 18, 1998, and January 6, 1999.

(5) Incorporated herein by reference from the Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(6) Incorporated herein by reference from the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999.

(7) Incorporated herein by reference from Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(8) Incorporated herein by reference from Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

    (b) Reports on Form 8-K

    A report on Form 8-K was filed June 22, 2000, relating to USEC's announcement to cease uranium enrichment operations at the Portsmouth plant in June 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     USEC INC.

September 13, 2000                  By         /s/ William H. Timbers
                                       -----------------------------------------
                                                  WILLIAM H. TIMBERS
                                        President and Chief Executive Officer

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

              SIGNATURE                                      TITLE                                      DATE
              ---------                                      -----                                      ----

        /s/ William H. Timbers             President and Chief Executive Officer                 September 13, 2000
-------------------------------------         (Principal Executive Officer) and Director
      WILLIAM H. TIMBERS

        /s/ Henry Z Shelton, Jr.           Senior Vice President and Chief Financial             September 13, 2000
-------------------------------------         Officer (Principal Financial and
         HENRY Z SHELTON, JR.                 Accounting Officer)

          /s/ James R. Mellor              Chairman of the Board                                 September 13, 2000
-------------------------------------
           JAMES R. MELLOR

          /s/ Joyce F. Brown               Director                                              September 13, 2000
-------------------------------------
           JOYCE F. BROWN

          /s/ John R. Hall                 Director                                              September 13, 2000
-------------------------------------
           JOHN R. HALL

        /s/ Dan T. Moore, III              Director                                              September 13, 2000
-------------------------------------
         DAN T. MOORE, III

        /s/ William H. White               Director                                              September 13, 2000
-------------------------------------
         WILLIAM H. WHITE

                                    USEC INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----

Report of Independent Public Accountants.........................................................           F-2

Consolidated Balance Sheets at June 30, 1999 and 2000............................................           F-3

Consolidated Statements of Income for the Fiscal Years Ended
     June 30, 1998, 1999 and 2000................................................................           F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended
     June 30, 1998, 1999 and 2000................................................................           F-5

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
     June 30, 1998, 1999 and 2000................................................................           F-6

Notes to Consolidated Financial Statements.......................................................    F-7 to F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To USEC Inc.:

    We have audited the accompanying consolidated balance sheets of USEC Inc. (a Delaware Corporation) as of June 30, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USEC Inc. as of June 30, 1999 and 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Vienna, Virginia
July 26, 2000

                                    USEC INC.
                           CONSOLIDATED BALANCE SHEETS
                   (MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  JUNE 30,        JUNE 30,
                                                                                                    1999            2000
                                                                                                 ----------      ----------
ASSETS

Current Assets
   Cash and cash equivalents .............................................................       $     86.6      $     73.0
   Accounts receivable - trade ...........................................................            373.8           423.1
   Inventories:
     Separative work units ...............................................................            648.8           596.0
     Uranium .............................................................................            160.1           209.8
     Uranium provided by customers .......................................................            101.7            40.2
     Materials and supplies ..............................................................             22.8            19.3
                                                                                                 ----------      ----------
         Total Inventories ...............................................................            933.4           865.3
   Payments for future deliveries under Russian Contract .................................             50.0           -
   Other .................................................................................             29.3            23.0
                                                                                                 ----------      ----------
         Total Current Assets ............................................................          1,473.1         1,384.4
Property, Plant and Equipment, net .......................................................            166.6           159.3
Other Assets
   Deferred income taxes .................................................................             49.5            10.7
   Deferred costs for depleted uranium ...................................................             43.7            35.4
   Prepaid pension assets ................................................................             52.9            58.2
   Inventories ...........................................................................            574.4           436.4
                                                                                                 ----------      ----------
         Total Other Assets ..............................................................            720.5           540.7
                                                                                                 ----------      ----------
Total Assets .............................................................................       $  2,360.2      $  2,084.4
                                                                                                 ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term debt .......................................................................       $     50.0      $     50.0
   Accounts payable and accrued liabilities ..............................................            270.9           164.4
   Payables under Russian Contract .......................................................             73.0            40.5
   Discontinue plant operations ..........................................................            -                60.9
   Suspension of development of AVLIS technology .........................................             34.2           -
   Uranium owed to customers .............................................................            101.7            40.2
                                                                                                 ----------      ----------
         Total Current Liabilities .......................................................            529.8           356.0
Long-Term Debt ...........................................................................            500.0           500.0
Other Liabilities
   Deferred revenue ......................................................................             19.2            70.3
   Depleted uranium disposition ..........................................................             24.8            48.6
   Postretirement health and life benefit obligations ....................................             93.0           106.5
   Other liabilities .....................................................................             58.0            55.7
                                                                                                 ----------      ----------
         Total Other Liabilities .........................................................            195.0           281.1
Commitments and Contingencies (Notes 4 and 9)
Stockholders' Equity
   Preferred stock, par value $1.00 per share, 25,000,000 shares
     authorized, none issued .............................................................            -               -
   Common stock, par value $.10 per share, 250,000,000 shares authorized,
     100,318,000 shares and 100,320,000 shares issued ....................................             10.0            10.0
   Excess of capital over par value ......................................................          1,072.0         1,070.7
   Retained earnings .....................................................................             71.9             4.9
   Treasury stock, 1,142,000 shares and 17,842,000 shares ................................            (14.8)         (135.8)
   Deferred compensation .................................................................             (3.7)           (2.5)
                                                                                                 ----------      ----------

         Total Stockholders' Equity ......................................................          1,135.4           947.3
                                                                                                 ----------      ----------
Total Liabilities and Stockholders' Equity ...............................................       $  2,360.2      $  2,084.4
                                                                                                 ==========      ==========

                 See notes to consolidated financial statements.

                                    USEC INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (MILLIONS, EXCEPT PER SHARE DATA)


                                                                             FISCAL YEARS ENDED JUNE 30,
                                                                          -----------------------------------
                                                                            1998        1999          2000
                                                                          ---------    --------     ---------
Revenue:
    Separative work units..........................................       $1,380.4    $1,475.0      $1,387.8
    Uranium........................................................           40.8        53.6         101.6
                                                                          --------    --------      --------
         Total revenue.............................................        1,421.2     1,528.6       1,489.4
Cost of sales......................................................        1,062.1     1,182.0       1,236.3
Uranium inventory valuation adjustment.............................          -              -           19.5
                                                                          --------    --------      --------
Gross profit.......................................................          359.1       346.6         233.6
Special charges:
    Discontinue plant operations...................................           -           -            126.5
    Workforce reductions...........................................           32.8        -             15.0
    Suspension of development of AVLIS technology..................           -           34.7          (1.2)
    Privatization costs............................................           13.8        -              -
Advanced technology development costs..............................          136.7       106.4          11.4
Selling, general and administrative................................           34.7        40.3          48.9
                                                                          --------    --------      --------
Operating income...................................................          141.1       165.2          33.0
Interest expense...................................................          -            32.5          38.1
Other (income) expense, net........................................           (5.2)      (16.8)        (10.5)
                                                                          --------    --------      --------
Income before income taxes.........................................          146.3       149.5           5.4
Provision (benefit) for income taxes...............................          -            (2.9)         (3.5)
                                                                          --------    --------      --------
Net income.........................................................       $  146.3    $  152.4      $    8.9
                                                                          ========    ========      ========
Net income per share - basic and diluted...........................                      $1.52          $.10
Dividends per share................................................                      $.825         $.825
Average number of shares outstanding...............................                       99.9          90.7

                 See notes to consolidated financial statements.

                                    USEC INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (MILLIONS)

                                                                                FISCAL YEARS ENDED JUNE 30,
                                                                         -------------------------------------------

                                                                           1998            1999               2000
                                                                         --------        ---------          --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................................    $  146.3        $   152.4          $    8.9
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization...............................        16.1             16.4              20.4
         Depleted uranium disposition................................       (10.3)            32.3              26.1
         Deferred revenue............................................         (.6)           (15.1)             51.1
         Special charges:
              Discontinue plant operations...........................         -                -               126.5
              Workforce reductions...................................         -                -                15.0
              Suspension of development of AVLIS technology..........         -               34.2             (33.0)
         Uranium inventory valuation adjustment......................         -                -                19.5
         Changes in operating assets and liabilities:
            Accounts receivable - (increase).........................        (4.6)          (137.4)            (49.3)
            Inventories - (increase) decrease........................      (142.5)            51.2             122.3
            Payables under Russian Contract, net.....................        64.4             78.0              17.5
            Accounts payable and other liabilities - increase
               (decrease)............................................        13.4             (1.0)            (62.9)
            Other....................................................        (8.9)            19.4                .7
                                                                         --------        ---------          --------
Net Cash Provided by Operating Activities............................        73.3            230.4             262.8
                                                                         --------        ---------          --------

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures.................................................       (36.5)           (51.1)            (75.9)
                                                                         --------        ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock...........................................        -               (14.8)           (124.6)
Dividends paid to stockholders.......................................        -               (82.5)            (75.9)
Dividends paid to U.S. Treasury......................................      (120.0)        (1,709.4)            -
Proceeds from issuance of senior notes...............................        -               495.2             -
Net proceeds from issuance of short-term debt........................        -                50.0             -
Debt and common stock issuance costs.................................        -                (9.0)            -
                                                                         --------        ---------          --------
Net Cash Provided by (Used in) Financing Activities..................      (120.0)        (1,270.5)           (200.5)
                                                                         --------        ---------          --------
Net (Decrease).......................................................       (83.2)        (1,091.2)            (13.6)
Cash and Cash Equivalents at Beginning of Fiscal Year................     1,261.0          1,177.8              86.6
                                                                         --------        ---------          --------
Cash and Cash Equivalents at End of Fiscal Year......................    $1,177.8        $    86.6          $   73.0
                                                                         ========        =========          ========
Supplemental Cash Flow Information
     Interest paid...................................................        -              $ 16.7             $40.2
     Income taxes paid...............................................        -                 5.7               3.9
Supplemental Schedule of Non-Cash Financing Activities
     Transfer of responsibility for depleted uranium disposition to
         Department of Energy........................................        -               373.8             -

                 See notes to consolidated financial statements.

                                    USEC INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (MILLIONS, EXCEPT PER SHARE DATA)


                                                  COMMON
                                                  STOCK,
                                                 PAR VALUE     EXCESS OF                                                 TOTAL
                                                 $.10 PER    CAPITAL OVER     RETAINED      TREASURY     DEFERRED     STOCKHOLDERS'
                                                  SHARE       PAR VALUE       EARNINGS       STOCK     COMPENSATION      EQUITY
                                                  -----       ---------       --------       -----     ------------      ------
Balance at June 30, 1997 .....................   $  10.0     $  1,054.2      $  1,027.1         -             -        $  2,091.3
Dividend paid to U.S. Treasury ...............     -              -              (120.0)        -             -            (120.0)
Net income ...................................     -              -               146.3         -             -             146.3
Transfers of uranium from Department
     of Energy ...............................     -              302.9           -             -             -             302.9
                                                 -------     ----------      ----------      --------      ------      ----------

Balance at June 30, 1998 .....................      10.0        1,357.1         1,053.4         -             -           2,420.5
Exit dividend paid to U.S. Treasury ..........     -             (658.0)       (1,051.4)        -             -          (1,709.4)
Transfer of responsibility for depleted
     uranium to Department of Energy .........     -              373.8           -             -             -             373.8
Costs related to initial public offering .....     -               (5.3)          -             -             -              (5.3)
Restricted stock issued, net of amortization .     -                4.4           -             -          $ (3.7)             .7
Repurchase of common stock ...................     -              -               -          $  (14.8)        -             (14.8)
Dividends paid to stockholders ...............     -              -               (82.5)        -             -             (82.5)
Net income ...................................     -              -               152.4         -             -             152.4
                                                 -------     ----------      ----------      --------      ------      ----------
Balance at June 30, 1999 .....................      10.0        1,072.0            71.9         (14.8)       (3.7)        1,135.4
Restricted and other stock issued, net of
     amortization ............................     -               (1.3)          -               3.6         1.2             3.5
Repurchase of common stock ...................     -              -               -            (124.6)        -            (124.6)
Dividends paid to stockholders ...............     -              -               (75.9)        -             -             (75.9)
Net income ...................................     -              -                 8.9         -             -               8.9
                                                 -------     ----------      ----------      --------      ------      ----------
BALANCE AT JUNE 30, 2000 .....................   $  10.0     $  1,070.7      $      4.9      $ (135.8)     $ (2.5)     $    947.3
                                                 =======     ==========      ==========      ========      ======      ==========

                 See notes to consolidated financial statements.

                                    USEC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. NATURE OF OPERATIONS

    USEC Inc., a Delaware corporation ("USEC"), formerly United States Enrichment Corporation (a U.S. Government-owned corporation), is a global energy company and is the world leader in the sale of uranium enrichment services for use in nuclear power plants. USEC provides uranium enrichment services to electric utilities for use in about 170 nuclear reactors.

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

    USEC uses the gaseous diffusion process to enrich uranium, separating and concentrating the lighter uranium isotope U(235) from its slightly heavier counterpart U(238). The process relies on the slight difference in mass between the isotopes for separation. At the leased gaseous diffusion plants ("plants") located near Portsmouth, Ohio, and in Paducah, Kentucky, the concentration of the isotope U(235) is raised from less than 1% to up to 5%. A substantial portion of the purchased power used by the plants is supplied under power contracts between the U.S. Department of Energy ("DOE") and Ohio Valley Electric Corporation ("OVEC") and Electric Energy, Inc. ("EEI"). In July 2000, USEC entered into a 10-year power purchase agreement with Tennessee Valley Authority ("TVA") to provide a substantial portion of the electric power for the Paducah plant at fixed rates beginning September 2000.

    The Nuclear Regulatory Commission ("NRC") has had regulatory authority over the operations of the plants since March 1997. The term of the NRC certification of the plants has been renewed for a five-year period ending December 2003.

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

    The sale of USEC's common stock in connection with the initial public offering ("IPO") was completed on July 28, 1998 ("IPO Date"), resulting in net proceeds to the U.S. Government aggregating $3,092.1 million and consisting of
(1) net proceeds of $1,382.7 million from the IPO and borrowings of $500.0 million paid to the U.S. Government, and (2) cash of $1,209.4 million paid to the U.S. Government as part of the exit dividend. The U.S. Government, the selling shareholder, sold its entire interest. USEC did not receive any proceeds from the IPO.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    In connection with the IPO, USEC Inc. became a holding company. The consolidated financial statements include the accounts of USEC Inc. and its subsidiaries. All material intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include temporary cash investments with maturities of three months or less.

INVENTORIES

    Inventories of SWU and uranium are valued at the lower of cost or market. Market prices are based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based on prices quoted at the balance sheet date. SWU inventory costs are determined using the monthly moving average cost method and are based on production costs at the plants and SWU purchase costs under the Russian Contract. Production costs at the plants include purchased electric power, labor and benefits, depleted uranium disposition costs, materials, maintenance and repairs, and other costs. Purchased SWU is recorded at acquisition cost plus related shipping costs.

PROPERTY, PLANT AND EQUIPMENT

    Construction work in progress is recorded at acquisition or construction cost and includes capitalized interest of $1.2 million in fiscal 1999 and $3.2 million in fiscal 2000. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation commences. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful lives which range from three to ten years or the expected plant lease period which for the Paducah plant is estimated to extend through calendar year 2008. USEC leases most, but not all, of the buildings and facilities at the plants from DOE. At the end of the lease, ownership and responsibility for decontamination and decommissioning of property, plant and equipment that USEC leaves at the plants transfer to DOE.

    In June 2000, USEC announced that it will cease uranium enrichment operations in June 2001 at the Portsmouth plant. Special charges in fiscal 2000 include $62.8 million for the impairment of property, plant and equipment at the Portsmouth plant.

    A summary of changes in property, plant and equipment in fiscal 2000 follows (in millions):

                                                                             IMPAIRMENT
                                                               CAPITAL          AT           TRANSFERS
                                                JUNE 30,     EXPENDITURES    PORTSMOUTH         AND        JUNE 30,
                                                  1999      (DEPRECIATION)     PLANT        RETIREMENTS      2000
                                                  ----      --------------     -----        -----------      ----
Construction work in progress..............     $  39.5          $69.6        $ (12.1)        $ (75.6)      $ 21.4
Leasehold improvements.....................        48.5           -             (36.7)           75.5         87.3
Machinery and equipment....................       157.8            6.3          (53.4)           (2.5)       108.2
                                                 ------          -----        -------         -------       ------
                                                  245.8           75.9         (102.2)           (2.6)       216.9
Accumulated depreciation and
    amortization...........................       (79.2)         (20.4)          39.4             2.6        (57.6)
                                                 ------          -----        -------         -------       ------
                                                 $166.6          $55.5        $ (62.8)        $   -         $159.3
                                                 ======          =====        =======         =======       ======

REVENUE

    Revenue from sales of SWU, uranium and enriched uranium is recognized at the time enriched uranium is shipped under the terms of contracts with domestic and foreign electric utility customers. Under power-for-SWU barter contracts, USEC exchanges its enrichment services for electric power supplied to the plants, and revenue is recognized at the time enriched uranium is shipped with selling prices for SWU based on the fair market value of electric power received.

    Under the terms of customer contracts, customers are required to make payment for SWU, uranium or enriched uranium based on their reactor requirements, whether or not they take delivery, and certain customers make advance payments and postpone delivery to a later date. Advances from customers are reported as deferred revenue, and, as customers take delivery of enriched uranium, revenue is recognized.

    No customer accounted for more than 10% of revenue during the fiscal years 1998, 1999 or 2000. Revenue attributed to domestic and international customers follows:

                                                     FISCAL YEARS ENDED JUNE 30,
                                                     ---------------------------

                                                    1998         1999         2000
                                                    ----         ----         ----

Domestic.....................................       63%          62%          62%
Asia.........................................       31           30           32
Europe and other.............................        6            8            6
                                                   ---          ---          ---

                                                   100%         100%         100%
                                                   ====         ====         ====

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

ADVANCED TECHNOLOGY DEVELOPMENT COSTS

    Advanced technology development costs are charged to expense as incurred. Costs in fiscal 2000 are for the evaluation of the availability and economics of centrifuge technology and a potential new advanced enrichment technology called SILEX.

    Advanced technology development costs in fiscal years 1999 and 1998 were primarily for the Atomic Vapor Laser Isotope Separation project ("AVLIS") and were charged to expense as incurred. In June 1999, further development of the AVLIS technology was suspended.

ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and costs and expenses during the periods presented. Estimates include costs for the disposition of depleted uranium, lease turnover costs, costs relating to the plan to cease uranium enrichment operations at the Portsmouth plant, decommissioning and shutdown costs for power generating facilities, the operating lease periods of the plants, and employee benefits, among others. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain amounts in the consolidated financial statements have been reclassified to conform with the current presentation.


3. INVENTORIES

    Inventories and related balance sheet accounts at June 30 follow (in millions):

                                                                      1999             2000
                                                                    --------         --------
Current assets:
    Separative work units.....................................      $  648.8         $  596.0
    Uranium...................................................         160.1            209.8
    Uranium provided by customers.............................         101.7             40.2
    Materials and supplies....................................          22.8             19.3
                                                                    --------         --------
                                                                       933.4            865.3
Long-term assets:
    Separative work units.....................................         116.8            120.7
    Uranium...................................................         457.6            315.7
Current liabilities:
    Uranium owed to customers.................................        (101.7)           (40.2)
                                                                    --------         --------
        Inventories, reduced by uranium owed to customers.....      $1,406.1         $1,261.5
                                                                    ========         ========

    The average market price of uranium declined 9% in fiscal 2000 compared with fiscal 1999. Downward pressure prevailed with market prices quoted at $23.62 per kilogram of uranium hexafluoride at June 30, 2000, a decline of 22% compared with June 30, 1999. Since uranium inventories are valued at the lower of cost or market, a non-cash valuation adjustment of $19.5 million was charged against income in fiscal 2000. If market prices continue their downward trend, it is possible that there could be additional charges against income in fiscal 2001.

    Inventories included in current assets represent amounts required to meet working capital needs, preproduce enriched uranium product and balance the uranium and electric power requirements of the plants.

    Generally, title to uranium provided by customers for enrichment purposes does not pass to USEC. Uranium provided by customers for which title does pass to USEC is recorded on the balance sheet at estimated fair values of $101.7 million at June 30, 1999 and $40.2 million at June 30, 2000, with corresponding liabilities in the same amounts representing uranium owed to customers. In addition, USEC holds uranium for enrichment and storage purposes with estimated fair values of $829.7 million at June 30, 1999 and $682.2 million at June 30, 2000, for which title is held by customers and others.

    Inventories reported as long-term assets include uranium not expected to be used or sold within one year of the balance sheet date and include the SWU and uranium components of 50 metric tons of highly enriched uranium transferred to USEC from DOE in fiscal 1998 and scheduled to be blended down to low enriched uranium over the next five years.


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

    Purchases of SWU derived from highly enriched uranium under the Russian Contract, including related shipping charges, in fiscal 1998, 1999 and 2000 follow (in millions):

                                                                   SWU           AMOUNT
                                                                ----------    --------------
FISCAL YEARS ENDED JUNE 30,
  1998.......................................................       3.6          $  315.8
  1999.......................................................       3.6             319.6
  2000.......................................................       4.8             417.8
                                                                   ----          --------
                                                                   12.0          $1,053.2
                                                                   ====          ========

    Over the life of the Russian Contract, USEC expects to purchase 92 million SWU derived from 500 metric tons of highly enriched uranium, of which 15.8 million SWU had been purchased as of June 30, 2000. Subject to price adjustments for U.S. inflation, USEC has committed to purchase 4.6 million SWU at a cost of $404.7 million in the six months ending December 31, 2000, and expects to purchase 5.5 million SWU at a cost of $494.1 million in calendar year 2001.

5. INCOME TAXES

    The provision (benefit) for income taxes follows (in millions):

                                                                           FISCAL YEARS ENDED JUNE 30,
                                                                           ---------------------------
                                                                           1999                   2000
                                                                         ---------              ---------
Current:
      Federal .......................................................    $     5.1              $    (2.1)
      State and local ...............................................           .6                     .8
                                                                         ---------              ---------
                                                                               5.7                   (1.3)
                                                                         ---------              ---------
Deferred:
      Federal .......................................................         40.7                   (2.1)
      State and local ...............................................          5.2                    (.1)
                                                                         ---------              ---------
                                                                              45.9                   (2.2)
                                                                         ---------              ---------
Special deferred tax benefit from transition to taxable status:
      Federal .......................................................        (49.8)                 -
      State and local ...............................................         (4.7)                 -
                                                                         ---------              ---------
                                                                             (54.5)                 -
                                                                         ---------              ---------
                                                                         $    (2.9)             $    (3.5)
                                                                         =========              =========

    Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC's estimate of the tax bases of its assets and liabilities result in deferred income tax benefits and liabilities. Temporary differences and tax credit carryforwards that result in deferred tax assets and liabilities at June 30 follow (in millions):

                                                                               1999              2000
                                                                               -----            ------

         Deferred tax assets:
             Inventory costs...........................................        $28.0            $  -
             Plant lease turnover and other exit costs.................         17.8              30.9
             Employee benefits costs...................................         11.7              15.2
             Property, plant and equipment.............................          -                 5.4
             Intangibles...............................................          -                54.8
             Tax credit carryforwards..................................          -                 4.2
             Other.....................................................          8.6              12.9
                                                                               -----            ------
                                                                                66.1             123.4
             Valuation allowance.......................................           -              (82.5)
                                                                               -----            ------
                 Deferred tax assets, net of valuation allowance.......         66.1              40.9
                                                                               -----            ------

         Deferred tax liabilities:
             Deferred costs for depleted uranium.......................         16.6              13.5
             Inventory costs...........................................           -               16.7
                                                                               -----            ------
                Deferred tax liabilities...............................         16.6              30.2
                                                                               -----            ------
                                                                               $49.5            $ 10.7
                                                                               =====            ======

    USEC became subject to federal, state and local income taxes at the IPO Date. In fiscal 2000, USEC filed its initial federal income tax return from the period from the IPO Date to June 30, 1999. The valuation allowance of $82.5 million at June 30, 2000, relates to various deferred tax items and valuations resulting from the privatization. Deferred tax assets include tax credits of $4.2 million that may be carried forward indefinitely.

    A reconciliation of income taxes calculated based on the statutory federal income rate of 35% and the provision (benefit) for income taxes reflected in the consolidated statements of income follows (in millions):

                                                                 FISCAL YEARS ENDED JUNE 30,
                                                                 ---------------------------
                                                                     1999           2000
                                                                   -------        ------
Income taxes based on statutory rate..........................      $52.3          $ 1.9
State income taxes, net of federal benefit....................        3.4             .2
Research and experimentation tax credit.......................       (3.4)          (1.7)
Special tax benefit from transition to taxable status.........      (54.5)           -
Foreign sales corporation.....................................        (.7)          (3.9)
                                                                   ------          -----
                                                                   $ (2.9)         $(3.5)
                                                                   ======          =====


6. SHORT AND LONG-TERM DEBT

    Short and long-term debt at June 30 follows (in millions):

                                                                     1999          2000
                                                                    ------        ------
Short-term debt...............................................      $ 50.0        $ 50.0

Long-term debt:
     6.625% senior notes, due January 2006....................       350.0         350.0
     6.750% senior notes, due January 2009....................       150.0         150.0
                                                                    ------        ------
                                                                     500.0         500.0
                                                                    ------        ------
                                                                    $550.0        $550.0
                                                                    ======        ======

    In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 20, 2006, and $150.0 million of 6.750% senior notes due January 20, 2009. The net proceeds of $495.2 million were used to repay a portion of borrowings under a bank credit facility. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. Beginning July 1999, interest is paid every six months on January 20 and July 20. The senior notes may be redeemed at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium, as defined.

    At June 30, 2000, commitments available under bank credit facilities totaled $300.0 million. In July 2000, available commitments were reduced to $265.0 million, as follows: $115.0 million under a revolving credit facility expiring September 2000 and $150.0 million under a revolving credit facility expiring July 2003. In view of tightening in the bank credit market and USEC's credit ratings, upon expiration of the revolving credit facility in September 2000, USEC plans to negotiate a new bank credit facility to replace both existing bank credit facilities. It is expected that the new bank credit facility will be for a reduced amount, and may include additional terms and covenants. Short-term debt amounted to $50.0 million at June 30, 1999 and 2000, with weighted average interest rates of 6.2% at June 30, 1999, and 7.7% at June 30, 2000.

    At June 30, 2000, USEC was in compliance with financial covenants under the bank credit facilities, including restrictions on the granting of liens or pledging of assets, a minimum net worth and a debt to total capitalization ratio, as well as other customary conditions and covenants. The bank credit facilities restrict borrowings by subsidiaries to a maximum of $100.0 million. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facilities also include other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

    At June 30, 2000, the fair value of debt calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $426.5 million, compared with the aggregate balance sheet carrying amount of $550.0 million.


7. SPECIAL CHARGES

    A summary of special charges in fiscal 1999 and 2000 and changes in the related assets and liabilities at June 30 follow (in millions):

                                    BALANCE                           BALANCE     SPECIAL        UTILIZED         BALANCE
                                    JUNE 30,    SPECIAL   UTILIZED    JUNE 30,    CHARGES        --------         JUNE 30,
                                      1998      CHARGES     CASH        1999      (CREDIT)     CASH     NON-CASH    2000
                                      ----      -------     ----        ----      --------     ----     --------    ----

Workforce reductions at
    the plants.....................     $12.8        -       $ (5.9)     $  6.9      $15.0    $ (4.7)   $  (2.2)     $15.0

Privatization costs................      13.8        -        (13.8)       -           -          -          -         -

Suspension of development of
    AVLIS technology...............       -        $34.7        (.5)       34.2       (1.2)    (33.0)        -         -

Discontinue operations at
    Portsmouth plant:
      Workforce reductions.........       -          -          -          -          30.2        -          -        30.2
      Lease turnover and other
         exit costs................       -          -          -          -          33.5        -        (2.8)      30.7
      Impairment of property,
         plant and equipment.......       -          -          -          -          62.8        -       (62.8)       -
                                        -----                ------      ------      -----    ------    -------      -----
          Total discontinue plant
             operations............       -          -          -          -         126.5        -       (65.6)      60.9
                                        -----      -----     ------      ------      -----    ------    -------      -----

                                        $26.6      $34.7     $(20.2)      $41.1     $140.3    $(37.7)    $(67.8)     $75.9
                                        =====      =====     ======       =====     ======    ======     ======      =====

DISCONTINUE URANIUM ENRICHMENT OPERATIONS AT PORTSMOUTH PLANT

    In June 2000, USEC announced that it will cease uranium enrichment operations in June 2001 at the Portsmouth plant as an important step in the ongoing efforts to align production costs with lower market prices. Production will continue at the Portsmouth plant until June 2001 when it is expected that an assay upgrade project at the Paducah plant will be completed, tested to produce enriched uranium up to 5.5% assay, and certified by the NRC. USEC plans to continue to operate the transfer and shipping facilities at the Portsmouth plant after enrichment has ceased, until similar facilities are available at the Paducah plant.

    The plan announced in June 2000 to cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $126.5 million in fiscal 2000. The charges include $62.8 million in asset impairments of production equipment, leasehold improvements and other fixed assets. The charges also include severance benefits of $30.2 million for workforce reductions involving 1,200 plant employees based on current labor contract requirements, and $33.5 million for lease turnover and other exit costs.

    Under the terms of the OVEC power contract, commitments to purchase electric power for the Portsmouth plant are subject to reductions resulting from the release of power. In fiscal 2001, USEC plans to provide the required three-year notice to terminate the OVEC contract effective April 30, 2003, and to release power upon the termination of enrichment operations at the Portsmouth plant. Based on waivers granted by OVEC, the three-year termination period would begin May 1, 2000, and would end April 30, 2003. USEC expects that commitments to purchase power from OVEC in fiscal years 2002 and 2003 will be offset by reductions resulting from the release of power. As a result of termination of the OVEC contract, USEC will no longer be responsible for substantial costs of environmental upgrades that OVEC will be required to make in future years at its coal-burning facilities.

WORKFORCE REDUCTIONS

    Workforce reduction plans involving 575 employees at the Portsmouth and Paducah plants were finalized in June 2000 and resulted in special charges for severance benefits of $15.0 million in fiscal 2000.

    Costs of $2.2 million were incurred and utilized for incremental pension and postretirement health and life benefits resulting from workforce reductions involving 500 employees in fiscal years 1999 and 2000.

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

    USEC terminated AVLIS efforts with its contractors, implemented workforce reductions and conducted an orderly ramp-down of AVLIS activities at LLNL in California. The suspension of AVLIS resulted in a special charge of $34.7 million in fiscal 1999 for contract terminations, shutdown activities and employee severance and benefit arrangements, of which $33.5 million had been paid as of June 30, 2000. A cost savings of $1.2 million was restored to income in fiscal 2000.

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

DEPLETED URANIUM

    USEC accrues estimated costs for the future disposition of depleted uranium, based on estimates of transportation, conversion and disposal costs. Pursuant to the Privatization Act, depleted uranium generated by USEC through the IPO Date was transferred to DOE. In June 1998, USEC paid $50.0 million to DOE, and DOE assumed responsibility for disposal of a certain amount of depleted uranium generated by USEC from October 1998 to September 2005. Deferred costs of $43.7 million at June 30, 1999, and $35.4 million at June 30, 2000, resulting from the payment are being amortized as a charge against production costs using a straight line method over the life of the agreement. USEC stores depleted uranium at the plants and continues to evaluate various proposals for its disposition. The accrued liability included in other long-term liabilities amounted to $24.8 million at June 30, 1999, and $48.6 million at June 30, 2000.

OTHER ENVIRONMENTAL MATTERS

    USEC's operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the plants pursuant to permits, orders and agreements with DOE and various state agencies. The accrued liability for the treatment and disposal of stored wastes generated by USEC's operations included in other liabilities amounted to $7.1 million at June 30, 1999, and $4.7 million at June 30, 2000.

NUCLEAR INDEMNIFICATION

    USEC is indemnified by DOE under the Price-Anderson Act for third-party liability claims arising from nuclear incidents with respect to activities at the plants, including domestic transportation of uranium to and from the plants.

DOE SERVICES

    Services are provided to DOE by USEC for environmental restoration, waste management and other activities based on actual costs incurred at the plants. Reimbursements by DOE to USEC for services provided amounted to $51.6 million, $38.3 million, and $34.2 million in fiscal years 1998, 1999, and 2000, respectively.


9. COMMITMENTS AND CONTINGENCIES

POWER COMMITMENTS

    In July 2000, USEC entered into a 10-year power purchase agreement with TVA to provide a substantial portion of the electric power for the Paducah plant beginning September 2000. Replacing EEI as the primary supplier, TVA will supply electric power to the Paducah plant at fixed rates, thereby, substantially reducing USEC's price risk for electric power in the volatile Midwest power market. The agreement provides that amounts to be paid to TVA for power scheduled to be purchased in fiscal 2001 will be reduced by a deferred payment obligation of $45.0 million. USEC will secure the obligation, as long as it is outstanding, by transferring title to uranium inventories with an equivalent value to TVA.

The obligation and related interest will be satisfied by providing SWU to TVA in fiscal years 2002 to 2004 under a requirements contract, the terms of which are not yet final.

    In fiscal years 1998, 1999 and 2000, USEC purchased a significant portion of its electric power based on actual costs incurred under DOE's power contracts with OVEC and EEI. Under the power contracts, USEC assumed responsibility for DOE's guarantee of OVEC's senior secured notes with a remaining balance of $48.3 million and OVEC's short-term borrowings of $25.5 million at June 30, 2000. The EEI contract extends through December 2005. In fiscal 2001, USEC plans to provide the required three-year notice to terminate the OVEC contract effective April 30, 2003, and to release power upon the termination of enrichment operations at the Portsmouth plant.

    Subject to reductions resulting from the release of power, USEC is obligated, whether or not it takes delivery of power, to make minimum annual payments for the purchase of power estimated as follows (in millions):

                   FISCAL YEARS ENDING JUNE 30,
                     2001......................................         $211.7
                     2002......................................          303.2
                     2003......................................          376.8
                     2004......................................          251.1
                     2005......................................          259.2
                     2006......................................          234.9
                                                                      --------
                                                                      $1,636.9
                                                                      ========

    Upon termination of the OVEC and EEI power contracts, USEC is responsible for and accrues for its pro rata share of costs of future decommissioning and shutdown activities at the dedicated coal-fired power generating facilities owned and operated by OVEC and EEI. The accrued cost included in other liabilities amounted to $18.1 million at June 30, 1999 and 2000.

LEASE COMMITMENTS

    Total costs incurred under the lease with DOE for the plants and leases for office space and equipment aggregated $11.5 million, $8.1 million and $7.1 million in fiscal years 1998, 1999 and 2000, respectively. Minimum lease payments are estimated at $5 million for each of the next five fiscal years.

    USEC has the right to extend the lease for the plants indefinitely at its sole option and may terminate the lease in its entirety or with respect to one of the plants at any time upon two years' notice. Upon termination of the lease, USEC is responsible for certain lease turnover activities, including documentation of the condition of the plants and termination of facility operations. Lease turnover costs are accrued and charged to production costs over the expected lease period which for the Paducah plant is estimated to extend through calendar year 2008. Lease turnover costs for the Portsmouth plant were accrued over the productive life of the plant and as part of a special charge in fiscal 2000. Accrued costs included in other liabilities amounted to $28.7 million at June 30, 1999 and $32.5 million at June 30, 2000.

OTHER MATTERS

    USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on USEC's results of operations or financial position.

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

    In May 1999, the operations and maintenance contract with Lockheed Martin Utility System ("LMUS"), a subsidiary of Lockheed Martin Corporation, was terminated by USEC. Most employees of LMUS became employees of USEC. Under the contract, LMUS provided labor, services, and materials and supplies to operate and maintain the plants, and USEC funded LMUS for actual costs incurred and contract fees. USEC has indemnified LMUS for certain liabilities associated with performance of the operations and maintenance contract for the term of the contract. In this regard, the Privatization Act generally provides that liabilities attributable to plant operations prior to July 28, 1998, remain liabilities of the U.S. Government.

    Pursuant to the Privatization Act and in connection with the termination of the LMUS contract and the transfer of LMUS employees to USEC effective May 18, 1999, pension and postretirement health and life benefit obligations and related plan assets were transferred from plans sponsored by Lockheed Martin Corporation to plans sponsored by USEC. The aggregate of the fair values of plan assets transferred in fiscal years 1999 and 2000 is equivalent to the combined pension and postretirement health and life benefit obligations transferred to USEC based on discount rates established by the Pension Benefit Guaranty Corporation and other actuarial assumptions. Plan assets for pension and postretirement health and life benefit plans are maintained in trusts and consist mainly of common stock and fixed-income investments.

    There are 7,800 employees and retirees covered by defined benefit pension plans providing retirement benefits based on compensation and years of service, and 3,500 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to the IPO Date.

    Changes in benefit obligations and plan assets in fiscal years 1999 and 2000 and the funded status of the plans at June 30 follow (in millions):

                                                                           FISCAL YEARS ENDED JUNE 30,
                                                                           ---------------------------
                                                                                                POSTRETIREMENT
                                                                   DEFINED BENEFIT                 HEALTH AND
                                                                    PENSION PLANS              LIFE BENEFIT PLANS
                                                                    -------------              ------------------
                                                                  1999         2000             1999       2000
                                                                 ------       -------          ------      -------
CHANGES IN BENEFIT OBLIGATIONS
Obligations at beginning of fiscal year................            -           $430.0             -         $130.0
Actuarial (gain) loss..................................            -            (33.4)            -            6.6
Change in attribution period...........................            -             -                -          (22.6)
Service cost...........................................            -             11.5             -            6.9
Interest cost..........................................            -             32.3             -           10.2
Benefits paid..........................................            -            (26.2)            -           (2.2)
Benefits obligation transferred........................          $430.0             -          $130.0           -
                                                                 ------       -------          ------      -------
Obligations at end of fiscal year......................           430.0         414.2           130.0        128.9
                                                                 ------       -------          ------      -------

CHANGES IN PLAN ASSETS
Fair value of plan assets at beginning of fiscal year..            -            511.0             -           37.0
Actual return on plan assets...........................            -            101.3             -            1.0
USEC contributions.....................................            -               .4             -            2.2
Benefits paid..........................................            -            (26.2)            -           (2.2)
Fair value of plan assets transferred..................           511.0          37.5            37.0          -
                                                                 ------       -------          ------      -------
Fair value of plan assets at end of year...............           511.0         624.0            37.0         38.0
                                                                 ------       -------          ------      -------

Funded (unfunded) status...............................            81.0         209.8           (93.0)       (90.9)
Unrecognized prior service cost (benefit)..............            -             -                -          (20.5)
Unrecognized net actuarial (gains) losses..............           (28.1)       (151.6)            -            4.9
                                                                 ------       -------          ------      -------
Prepaid (accrued) benefit costs at June 30.............          $ 52.9       $  58.2          $(93.0)     $(106.5)
                                                                 ======       =======          ======      =======

    The expected cost of providing pension benefits is accrued over the years employees render service, and actuarial gains and losses are amortized over the employees' average future service life.

    In fiscal 2000, the attribution period for postretirement health and life benefit obligations was changed from 10 years of service to 10 years of service commencing at age 40 or from date of hire if after age 40. The change in the attribution period reduced the benefit obligation by $22.6 million and reduced plan costs by $2.1 million in fiscal 2000. Actuarial gains and losses and prior service costs or benefits are amortized over the average remaining years of service until the date of full benefit eligibility.

    The components of net benefit costs (income) in fiscal 2000 and assumptions used in the calculations of benefit obligations at June 30, 2000, follow (in millions):

                                                                                     POSTRETIREMENT
                                                                 DEFINED BENEFIT       HEALTH AND
                                                                  PENSION PLANS     LIFE BENEFIT PLANS
                                                                  -------------     ------------------
        Service cost........................................          $11.5              $   6.9
        Interest cost.......................................           32.3                 10.2
        Expected return on plan assets......................          (48.6)                (3.2)
        Amortization of prior service cost (benefit)........            -                   (2.1)
                                                                     ------                -----
                                                                     $ (4.8)               $11.8
                                                                     ======                =====
        Discount rate.......................................            8.0%                 8.0%
        Expected return on plan assets......................            9.0%                 9.0%
        Compensation increases..............................            4.5%                 4.5%

    The healthcare cost trend rate used to measure the postretirement health benefit obligation is 8% in fiscal 2001 and is assumed to decline gradually to 5% by fiscal 2004 and then remain level. A one-percentage-point change in the assumed healthcare cost trend would change annual costs by $2.9 million and change the benefit obligation by $18.5 million.

    USEC sponsors 401(k) and other defined contribution plans for employees. Employee contributions are matched at established rates. Amounts contributed are invested in securities and administered by independent trustees. USEC's matching contributions amounted to $5.1 million, $5.6 million, and $5.9 million in fiscal years 1998, 1999 and 2000, respectively.

    USEC provides executive officers, through nonqualified plans, additional pension benefits in excess of qualified plan limits imposed by Federal tax law. The excess pension benefits are unfunded. The actuarial present value of projected benefit obligations for excess pension benefits amounted to $2.4 million at June 30, 1999, and $2.6 million at June 30, 2000. Under a 401(k) restoration plan, executive officers contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. Costs for plans providing excess pension benefits, 401(k) restoration and other supplemental benefits for executive officers amounted to $.1 million in fiscal 1999 and $1.1 million in fiscal 2000.


11. STOCKHOLDERS' EQUITY

    Pursuant to the Privatization Act, certain limitations were established on the ability of a person to acquire more than 10% of USEC's voting securities for a three-year period after the IPO Date and certain foreign ownership limitations were established.

    Changes in the number of shares of common stock outstanding in fiscal 2000 follow (shares in thousands):

                                                             SHARES         TREASURY       SHARES
                                                             ISSUED           STOCK      OUTSTANDING
                                                             ------           -----      -----------
             Balance at June 30, 1999...................     100,318         (1,142)        99,176
             Repurchase of common stock.................         -          (16,972)       (16,972)
             Common stock issued........................           2            272            274
                                                             -------        -------         ------
             BALANCE AT JUNE 30, 2000...................     100,320        (17,842)        82,478
                                                             =======        =======         ======

COMPENSATION PLANS

    In February 1999, stockholders approved the USEC Inc. 1999 Equity Incentive Plan, under which 9 million shares of common stock are reserved for issuance over 10 years, including incentive stock options, nonqualified stock options, restricted stock or stock units, performance awards and other stock-based awards. There were 318,000 shares of restricted stock granted in fiscal 1999 and 110,000 shares, net of forfeitures, granted in fiscal 2000. Sale of these shares is restricted prior to the date of vesting. Based on the fair market value of common stock at the date of grant, deferred compensation resulting from grants of restricted stock amounted to $4.4 million in fiscal 1999 and $1.7 million in fiscal 2000. Deferred compensation is amortized to expense on a straight-line basis over the vesting period.

    A summary of stock options outstanding in fiscal 2000 follows (shares in thousands):

                                                                                      WEIGHTED-
                                                                    NUMBER             AVERAGE
                                                                   OF SHARES        EXERCISE PRICE
                                                                   ---------        --------------
             Balance at June 30, 1999..............................       1              $13.74
             Options granted.......................................   4,555                8.47
             Options expired.......................................    (377)              10.81
                                                                      -----
             Balance June 30, 2000.................................   4,179                8.27
                                                                      =====

    Options outstanding and options exercisable at June 30, 2000, follow (shares in thousands):

                         EXERCISE             OPTIONS           REMAINING       OPTIONS
                          PRICE             OUTSTANDING       LIFE IN YEARS    EXERCISABLE
                          -----             -----------       -------------    -----------
                         $  4.69                2,087               9.8               -
                          $11.88                2,077               9.0                -
                         $4 - $14                  15               9.3                1
                                                -----                               -------
                                                4,179               9.4                1
                                                =====                               =======

    In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over 10 years by eligible employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. Shares purchased are allocated to participants' accounts and, upon request, shares are distributed.

    Compensation expense for employee stock compensation plans is measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued for Employees." Under the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), pro forma net income assuming compensation expense was recognized under FAS 123 would have been $4.3 million (or $.05 per share) lower than reported in fiscal 2000. Under FAS 123, compensation expense is based on the fair value of stock options at the date of grant using the Black-Scholes option pricing model. Assumptions used for options granted in fiscal 2000 follows:

                      Risk free interest rate........................          6.5%
                      Dividend yield.................................         9-12%
                      Expected volatility............................        37-59%

PRIVATIZATION

    Under the Privatization Act, DOE transferred to USEC 50 metric tons of highly enriched uranium and 7,000 metric tons of natural uranium in fiscal 1998. USEC is responsible for costs related to the blending of the highly enriched uranium into low enriched uranium, as well as certain transportation, safeguards and security costs. As a result of the transfers, long-term uranium inventories and stockholders' equity were increased by $302.9 million in fiscal 1998 based on DOE's historical costs for the uranium.

    An exit dividend of $1,709.4 million was paid to the U.S. Government at the IPO Date in fiscal 1999. The amount of the exit dividend in excess of retained earnings was recorded as a reduction of excess of capital over par value.

    Pursuant to the Privatization Act, depleted uranium generated by USEC through the IPO Date was transferred to DOE, and the accrued liability of $373.8 million for depleted uranium disposition was transferred to stockholders' equity in fiscal 1999.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table summarizes quarterly and annual results of operations (in millions, except per share data):

                                                     SEPT. 30     DEC. 31    MARCH 31       JUNE 30      FISCAL YEAR
                                                     --------     -------    --------       -------      -----------
FISCAL YEAR ENDED JUNE 30, 2000
    Revenue.....................................       $230.9      $447.6      $281.8       $529.1        $1,489.4
    Cost of sales...............................        186.4       377.4       226.0        446.5         1,236.3
    Uranium inventory valuation adjustment......            -           -           -         19.5            19.5
                                                      -------     -------     -------      -------        --------
    Gross profit................................         44.5        70.2        55.8         63.1           233.6
    Special charges:
       Discontinue plant operations.............         -           -           -           126.5 (1)       126.5 (1)
       Workforce reductions.....................         -           -           -            15.0 (2)        15.0 (2)
       Other....................................         -           -           -            (1.2)           (1.2)
    Advanced technology development costs.......          1.4         2.6         2.7          4.7            11.4
    Selling, general and administrative.........         12.2        11.2        11.7         13.8            48.9
                                                      -------     -------     -------      -------        --------
    Operating income (loss).....................         30.9        56.4        41.4        (95.7)           33.0
    Interest expense............................          8.5         9.8        10.9          8.9            38.1
    Other (income) expense, net.................         (2.8)       (2.9)       (2.6)        (2.2)          (10.5)
    Provision (benefit) for income taxes........          9.1        16.9        10.5        (40.0)           (3.5)
                                                      -------     -------     -------      -------        --------
    Net income (loss)...........................      $  16.1     $  32.6     $  22.6      $ (62.4)       $    8.9
                                                      =======     =======     =======      =======        ========
    Net income (loss) per share - basic and
      diluted...................................        $.16        $.36         $.25        $.(74)           $.10 (3)
    Average number of shares outstanding........        97.7        90.6         89.6         84.7            90.7

FISCAL YEAR ENDED JUNE 30, 1999
    Revenue.....................................      $ 307.9      $422.4      $260.4       $537.9        $1,528.6
    Cost of sales...............................        248.6       330.7       207.1        395.6         1,182.0
                                                      -------     -------     -------      -------        --------
    Gross profit................................         59.3        91.7        53.3        142.3           346.6
    Special charges for suspension of...........
      development of AVLIS technology...........         -           -           -            34.7 (4)        34.7 (4)
    Advanced technology development costs.......         31.6        27.2        19.9         27.7           106.4
    Selling, general and administrative.........          7.9         9.3        10.2         12.9            40.3
                                                      -------     -------     -------      -------        --------
    Operating income............................         19.8        55.2        23.2         67.0           165.2
    Interest expense............................          6.5         8.8         8.6          8.6            32.5
    Other (income) expense, net.................         (1.6)       (2.0)      (10.0)        (3.2)          (16.8)
    Provision (benefit) for income taxes........        (48.2) (5)   16.3         8.4         20.6            (2.9)(5)
                                                      -------     -------     -------      -------        --------
    Net income..................................      $  63.1     $  32.1     $  16.2      $  41.0        $  152.4
                                                      =======     =======     =======      =======        ========
Other (income) expense, net.....................
    Net income per share - basic and diluted....         $.63        $.32         $.16        $.41          $1.52
    Average number of shares outstanding........        100.0       100.0        100.0        99.8           99.9

-----------------------

(1) The plan announced in June 2000 to cease uranium enrichment operations at the Portsmouth plant in June 2001 resulted in special charges of $126.5 million ($79.3 million or $.87 per share after tax) in fiscal 2000. The special charges include asset impairments of $62.8 million, severance benefits of $30.2 million based on current labor contract requirements, and $33.5 million for lease turnover and other exit costs.

(2) Workforce reduction plans involving 575 employees at the Portsmouth and Paducah plants were finalized in June 2000 and resulted in special charges for severance benefits of $15.0 million ($9.4 million or $.10 per share after tax) in fiscal 2000.

(3) Net income per share in fiscal 2000 does not equal the sum of the quarters because of changes in the number of shares outstanding from the repurchase of common stock.

(4) The suspension of development of the AVLIS enrichment technology resulted in special charges of $34.7 million ($22.7 million or $.23 per share after tax) in fiscal 1999.

(5) The provision for income taxes in fiscal 1999 includes a special income tax benefit of $54.5 million (or $.54 per share) for deferred income tax benefits that arose from the transition to taxable status.

                                  EXHIBIT INDEX




 10.42       Agreement, dated December 3, 1999, to extend the term of contract between United
             States Enrichment Corporation, Portsmouth gaseous diffusion plant, and Paper
             Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO and its
             local no. 3-689, April 1, 1996-May 2, 2004.

 10.43       Letter Supplement to power agreement between Ohio Valley Electric Corporation and the United States of America acting by and through the Secretary of the Department of Energy, dated May 24, 2000.

 10.44       Agreement between USEC Inc. and James R. Mellor, dated June 21, 2000.

 10.45       Power Contract between Tennessee Valley Authority and United States Enrichment
             Corporation, dated July 11, 2000.

 10.46       Amended and Restated Revolving Loan Agreement, dated July 21, 2000, among First
             Union National Bank, Bank of America, N.A., Wachovia Bank, National Association,
             Banc of America Securities LLC, and USEC Inc.

27           Financial Data Schedule.