Form 10-Q
period 2000-09-30
USEC INC
filed 2000-11-01
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2107911 (I.R.S. Employer Identification No.)

2 Democracy Center, 6903 Rockledge Drive, Bethesda MD (Address of principal executive offices)	20817 (Zip Code)

Registrant’s telephone number, including area code: (301) 564-3200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___.

      As of October 31, 2000, there were 80,643,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

USEC Inc.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2000

TABLE OF CONTENTS

Page

PART I

Financial Information

Consolidated Financial Statements:

Consolidated Balance Sheets at September 30, 2000 (Unaudited) and June 30, 2000	3

Consolidated Statements of Income for the Three Months Ended September 30, 2000 and 1999 (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and 1999 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Quantitative and Qualitative Disclosures about Market Risk	14

PART II

Other Information

Legal Proceedings	15

Exhibits and Reports on Form 8-K	15

Signature	15

_______________

      This Quarterly Report on Form 10-Q includes certain forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s services, pricing trends in the uranium and enrichment markets, deliveries and costs under the Russian contract, the availability and cost of electric power, USEC’s ability to successfully execute its internal performance plans and negotiate a new bank credit facility, the refueling cycles of USEC’s customers and the impact of any government regulation. Further, customer commitments under their contracts are based on customers’ estimates of their future requirements. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions)

	(Unaudited)
	September 30,	June 30,
	2000	2000

ASSETS

Current Assets

Cash and cash equivalents	$14.9	$73.0
Accounts receivable – trade	306.3	423.1

Inventories	1,005.6	865.3

Other	43.6	23.0

Total Current Assets	1,370.4	1,384.4

Property, Plant and Equipment, net	169.3	159.3

Other Assets

Deferred income taxes	8.4	10.7
Deferred costs for depleted uranium	33.4	35.4

Prepaid pension costs	63.1	58.2

Inventories	446.8	436.4

Total Other Assets	551.7	540.7

Total Assets	$2,091.4	$2,084.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Short-term debt	$—	$50.0
Accounts payable and accrued liabilities	149.0	164.4

Payables under Russian contract	129.7	40.5

Accruals for discontinuing plant operations	60.9	60.9

Uranium owed to customers	31.9	40.2

Total Current Liabilities	371.5	356.0

Long-Term Debt	500.0	500.0

Other Liabilities

Deferred revenue	71.5	70.3
Depleted uranium disposition	50.1	48.6

Postretirement health and life benefit obligations	109.5	106.5

Other liabilities	56.7	55.7

Total Other Liabilities	287.8	281.1

Stockholders’ Equity	932.1	947.3

Total Liabilities and Stockholders’ Equity	$2,091.4	$2,084.4

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended
	September 30,

	2000	1999

Revenue:

Separative work units	$223.0	$205.2

Uranium	3.8	25.7

Total revenue	226.8	230.9

Cost of sales	197.0	186.4

Gross profit	29.8	44.5

Advanced technology development costs	3.1	1.4

Selling, general and administrative	13.0	12.2

Operating income	13.7	30.9

Interest expense	8.6	8.5

Other (income) expense, net	(2.1)	(2.8)

Income before income taxes	7.2	25.2

Provision for income taxes	2.6	9.1

Net income	$4.6	$16.1

Net income per share – basic and diluted	$.06	$.16

Dividends per share	$.1375	$.275

Average number of shares outstanding	81.3	97.7

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	September 30,

	2000	1999

Cash Flows from Operating Activities

Net income	$4.6	$16.1

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5.1	5.4

Depleted uranium disposition	3.5	2.5

Suspension of development of AVLIS technology	—	(30.1)

Changes in operating assets and liabilities:

Accounts receivable – decrease	116.8	189.4

Inventories – (increase)	(159.0)	(43.4)

Payables under Russian contract	89.2	(4.7)

Accounts payable and other, net	(32.0)	(67.3)

Net Cash Provided by Operating Activities	28.2	67.9

Cash Flows Used in Investing Activities

Capital expenditures	(15.1)	(16.1)

Cash Flows from Financing Activities

Repurchase of common stock	(10.1)	(73.6)

Dividends paid to stockholders	(11.1)	(27.1)

Repayment of short-term debt	(50.0)	—

Net Cash Provided by (Used in) Financing Activities	(71.2)	(100.7)

Net (Decrease)	(58.1)	(48.9)

Cash and Cash Equivalents at Beginning of Period	73.0	86.6

Cash and Cash Equivalents at End of Period	$14.9	$37.7

Supplemental Cash Flow Information:

Interest paid	$17.2	$17.1

Income taxes paid (refund)	(4.9)	(5.0)

See notes to consolidated financial statements.

USEC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

      The unaudited consolidated financial statements included herein have been prepared by USEC Inc. (“USEC”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

      Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2. INVENTORIES

      Inventories and related balance sheet accounts follow (in millions):

	September 30,	June 30,
	2000	2000

Current assets:

Separative work units	$751.9	$596.0

Uranium	203.5	209.8

Uranium provided by customers	31.9	40.2

Materials and supplies	18.3	19.3

	1,005.6	865.3

Long-term assets:

Separative work units	125.8	120.7

Uranium	321.0	315.7

	446.8	436.4

Current liabilities:

Uranium owed to customers	(31.9)	(40.2)

Inventories, reduced by uranium owed to customers	$1,420.5	$1,261.5

      Inventories of separative work units and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based on prices quoted at the balance sheet date. Since a substantial portion of USEC’s uranium inventory has been committed under long-term contracts and in view of the continuing decline in market prices, USEC is focusing its uranium sales in fiscal 2001 primarily in the higher-priced long-term market. At September 30, 2000, the market valuation of uranium not yet committed under long-term contracts is based principally on the long-term market price, and the market valuation of uranium inventory exceeded cost. If uranium market prices continue to decline, gross profit on sales of uranium will decline or disappear, and there could be non-cash charges against income for lower-of-cost-or-market inventory valuation adjustments.

3. STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity follow (in millions):

	Common
	Stock,
	Par Value	Excess of	Retained			Total
	$.10 per	Capital over	Earnings	Treasury	Deferred	Stockholders'
	share	Par Value	(Deficit)	Stock	Compensation	Equity

Balance at June 30, 2000.	$10.0	$1,070.7	$4.9	$(135.8)	$(2.5)	$947.3

Repurchase of common stock	—	—	—	(10.1)	—	(10.1)

Restricted and other stock issued, net of amortization	—	(2.3)	—	3.5	.2	1.4

Dividends paid to stockholders	—	—	(11.1)	—	—	(11.1)

Net income	—	—	4.6	—	—	4.6

Balance at September 30, 2000.	$10.0	$1,068.4	$(1.6)	$(142.4)	$(2.3)	$932.1

      Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding

Balance at June 30, 2000.	100,320	(17,842)	82,478

Repurchase of common stock	—	(2,267)	(2,267)

Common stock issued	—	492	492

Balance at September 30, 2000	100,320	(19,617)	80,703

4. SPECIAL CHARGES

      Changes in accrued liabilities relating to special charges recorded in the fourth quarter of fiscal 2000 follow (in millions):

	Balance		Balance
	June 30,	Cash	September 30,
	2000	Payments	2000

Workforce reductions at the plants	$15.0	$(3.1)	$11.9

Discontinue operations at Portsmouth plant:

Workforce reductions	30.2	—	30.2

Lease turnover and other exit costs	30.7	—	30.7

	60.9	—	60.9

	$75.9	$(3.1)	$72.8

Workforce Reductions

      Workforce reduction plans involving 575 employees at the Portsmouth and Paducah plants were finalized in June 2000 and resulted in special charges for severance benefits of $15.0 million in the fourth quarter of fiscal 2000, of which $3.1 million was paid in the three months ended September 30, 2000.

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

      The plan announced in June 2000 to cease uranium enrichment operations at the Portsmouth plant in June 2001 resulted in special charges of $126.5 million in fiscal 2000. The charges include $62.8 million in asset impairments applied against production equipment, leasehold improvements and other fixed assets in fiscal 2000. The charges also include severance benefits of $30.2 million for workforce reductions involving 1,200 plant employees based on current labor contract requirements and $33.5 million for lease turnover and other exit costs, of which $2.8 million was utilized in fiscal 2000.

      Under the terms of the power contract with Ohio Valley Electric Corporation (“OVEC”), commitments to purchase electric power for the Portsmouth plant are subject to reductions resulting from the release of power. In September 2000, USEC provided the required three-year notice to terminate the OVEC contract effective April 30, 2003, and to release power upon the termination of enrichment operations at the Portsmouth plant. Based on waivers granted by OVEC, the three-year termination period began May 1, 2000, and ends April 30, 2003. USEC expects that commitments to purchase power from OVEC in fiscal years 2002 and 2003 will be offset by reductions resulting from the release of power. As a result of termination of the OVEC contract, USEC will no longer be responsible for substantial costs of environmental upgrades that OVEC will be required to make in future years at its coal-burning facilities.

USEC Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Results of Operations – Three Months Ended September 30, 2000 and 1999

      Revenue

      Revenue from sales of separative work units (“SWU”) amounted to $223.0 million in the three months ended September 30, 2000, an increase of $17.8 million (or 9%) from $205.2 million in the corresponding period of fiscal 2000. A large order from a Japanese customer for initial core requirements of a new reactor pushed the volume of SWU sold up 14% over the fiscal 2000 period, while average prices billed to customers declined 5%. USEC anticipates lower revenue in fiscal 2001 compared with fiscal 2000 reflecting significantly lower sales volume based on USEC’s decision not to pursue low-margin spot sales, aggressive pricing by European competitors, and a decline of 1% in average SWU prices billed to customers.

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

      USEC’s financial performance over time can be significantly affected by changes in the market price for SWU. As older contracts expire, USEC’s backlog is becoming more heavily weighted with newer contracts with shorter terms and lower prices. In light of this, USEC expects that its backlog will decline over time unless new SWU commitments are added at sufficient levels to offset the impact of shorter-term contracts, expiring commitments and lower prices. USEC anticipates the trend toward lower prices and shorter contract terms will continue, due to increased competition among uranium enrichment suppliers for new SWU commitments. To address this trend, USEC is placing a high priority on numerous initiatives to further reduce costs and increase its competitiveness.

      As a result of the timing of customer orders, revenue from sales of uranium, primarily uranium hexafluoride, was $3.8 million in the three months ended September 30, 2000, compared with $25.7 million in the fiscal 2000 period. Uranium sales in fiscal 2001 are expected to be about the same level as the $101.6 million reported in fiscal 2000. The short-term market for new natural uranium sales is soft and USEC is focusing on longer-term sales where prices are higher. The timing of customer nuclear reactor refueling orders impacts both SWU and natural uranium sales. In the three months ended September 30, 2000, the spot market price of uranium hexafluoride declined 8% and the long-term market price declined 2%. If uranium market prices continue to decline, gross profit on sales of uranium will decline or disappear, and there could be non-cash charges against income for lower-of-cost-or-market inventory valuation adjustments.

      The percentage of revenue from domestic and international customers in the three months ended September 30, 2000 and 1999 and in fiscal 2000 follows:

	Three Months Ended
	September 30,		Fiscal

	2000	1999	2000

Domestic	28%	43%	62%

Asia	65	48	32

Europe and other	7	9	6

	100%	100%	100%

      Revenue from domestic customers declined $35.8 million (or 36%), revenue from customers in Asia increased $37.3 million (or 34%), and revenue from customers in Europe and other areas declined $5.6 million (or 26%), compared with the fiscal 2000 period. The changes in the geographic mix of revenue resulted from the initial core order from a Japanese customer, lower sales of uranium, and the decline in average SWU prices billed to customers.

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

      Cost of sales amounted to $197.0 million in the three months ended September 30, 2000, an increase of $10.6 million (or 6%) compared with $186.4 million in the corresponding period of fiscal 2000. The increase reflects higher sales of SWU and continued higher unit costs. Low levels of production output and associated higher unit costs at the plants resulting from increased purchases of SWU under the Russian contract continue to adversely affect cost of sales. Cost of sales in the three months ended September 30, 2000, reflects a portion of the benefit of the reduction in power costs from the monetization of excess power at the Portsmouth plant in the summer of 2000. As a percentage of revenue, cost of sales amounted to 87% compared with 81% in the fiscal 2000 period.

      Electric power costs amounted to $81.2 million (representing 54% of production costs), compared with $70.0 million (representing 49% of production costs) in the fiscal 2000 period. The increase of $11.2 million (or 16%) reflects higher production in the fiscal 2001 period. Market-based power costs vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather. USEC substantially reduced production and the related power load at the Paducah plant in the summer months of 1999 and 2000 when the cost of market-based power was high. Almost all of the power for the Paducah plant for the summer of 2000 was purchased prior to the summer months at fixed prices based on prevailing market rates.

      In order to reduce its power costs USEC entered into power monetization agreements with the Department of Energy and OVEC in fiscal years 1999 and 2000 under which USEC released a substantial portion of the electric power that it had a right to purchase from OVEC for the Portsmouth plant in the summer months. By substantially reducing production and the related power load, USEC was able to monetize its share of the higher value that this released power had in the summer market. Under the power monetization agreement for the summer of 2000, which was entered into in May 2000 and continues to be subject to regulatory approval, OVEC agreed to pay the net amount of $44.0 million in exchange for the agreement to release power. USEC expects regulatory approval from the Public Utilities Commission of Ohio will be obtained during the second quarter of fiscal 2001 and payment from OVEC will be received shortly thereafter.

      Costs for labor and benefits included in production costs declined 2% and the average number of employees at the plants declined 10%, compared with the fiscal 2000 period. Production costs in the fiscal 2001 period include costs for a retention bonus program extended to Portsmouth employees. In the fourth quarter of fiscal 2000, USEC recorded a special charge of $15.0 million for costs related to severance benefits to be paid to 575 employees at the Portsmouth and Paducah plants in connection with workforce reductions, of which $3.1 million was paid in the three months ended September 30, 2000.

      USEC is the Executive Agent of the U.S. Government under a government-to-government agreement to purchase the SWU component of enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. Since the volume of Russian SWU purchases has increased, USEC has operated the plants at significantly lower production levels resulting in higher unit production costs. SWU purchased from the Russian Federation represented 68% of the combined produced and purchased supply mix in the three months ended September 30, 2000, compared with 49% in the fiscal 2000 period. The increase resulted from the catch up of deliveries following shipping delays in Russia in May and June 2000. In fiscal 2001, USEC expects purchased SWU will represent 57% of the supply mix, compared with 41% in fiscal 2000.

      Global market prices for SWU have declined below the price being paid for SWU under the Russian contract. USEC has committed to purchase 2.4 million SWU at a cost of $211.0 million in the three months ending December 31, 2000, and expects to purchase 5.5 million SWU at a cost of $500.0 million in calendar 2001. As a result of negotiations to align the Russian Contract with market pricing realities, USEC and its counterparts in Russia have reached an agreement in principle to adopt market-based pricing for SWU in January 2002, subject to approvals from the United States and Russian governments. The timing and conditions, if any, for U.S. government approval are uncertain.

      Gross Profit

      Gross profit amounted to $29.8 million in the three months ended September 30, 2000, a reduction of $14.7 million (or 33%) from $44.5 million in the corresponding period of fiscal 2000. Gross margin was 13% compared with 19% in the fiscal 2000 period. The reduction primarily reflects the 5% decline in average SWU prices billed to customers and high unit costs from low levels of SWU production at the plants.

      Selling, General and Administrative

      Selling, general and administrative expense amounted to $13.0 million in the three months ended September 30, 2000, an increase of $.8 million (7%) from $12.2 million in the corresponding period in fiscal 2000.

      Operating Income

      Operating income amounted to $13.7 million in the three months ended September 30, 2000, a reduction of $17.2 million (or 56%), compared with $30.9 million in the corresponding period of fiscal 2000. The reduction reflects lower gross profit.

      Interest Expense

      Interest expense amounted to $8.6 million and total interest costs including capitalized interest amounted to $9.9 million in the three months ended September 30, 2000, about the same as in the corresponding period of fiscal 2000.

      Provision for Income Taxes

      The effective income tax rate was 36% in the three months ended September 30, 2000, about the same as in the corresponding period in fiscal 2000.

      Net Income

      Net income amounted to $4.6 million (or $.06 per share) in the three months ended September 30, 2000, a reduction of $11.5 million (or 71%) from $16.1 million (or $.16 per share), in the corresponding period in fiscal 2000. The reduction reflects lower gross profit.

      The average number shares of common stock outstanding was 81.3 million, a reduction of 16.4 million shares (or 17%) from 97.7 million shares in the fiscal 2000 period. The reduction reflects the repurchase of common stock. At September 30, 2000, there were 80.7 million shares issued and outstanding.

      Liquidity and Capital Resources

      Liquidity and Cash Flows

      Net cash flows from operating activities amounted to $28.2 million in the three months ended September 30, 2000, compared with $67.9 million in the corresponding period of fiscal 2000. Cash flow in the fiscal 2001 period reflects an increase in inventories primarily from increased purchases of SWU under the Russian contract. Inventories increased by $69.8 million, net of an increase in payables under the Russian contract. In the fiscal 2000 period, cash flow reflects a reduction in trade receivables and payments of $30.1 million relating to suspension of development of the AVLIS technology.

      Capital expenditures amounted to $15.1 million in the three months ended September 30, 2000, compared with $16.1 million in the fiscal 2000 period. Capital expenditures in the fiscal 2001 period include costs to upgrade the Paducah plant’s capability to produce enriched uranium up to an assay of 5.5%.

      At September 30, 2000, a total of 20.1 million shares of common stock had been repurchased under an authorization to repurchase up to 30 million shares by June 2001. There were 2.3 million shares of common stock repurchased at a cost of $10.1 million in the three months ended September 30, 2000, compared with 8.7 million shares repurchased at a cost of $88.9 million (cash outlay $73.6 million) in the corresponding period of fiscal 2000. The significant special charges recorded in the fourth quarter of fiscal 2000, together with the share repurchase program, resulted in a margin over the minimum stockholders’ equity required under the existing bank credit facility that is lower than USEC believes is appropriate. As a result, USEC significantly reduced the pace of its share repurchases.

      Dividends paid to stockholders amounted to $11.1 million in the three months ended September 30, 2000, compared with $27.1 million in the fiscal 2000 period. In February 2000, the quarterly dividend payment was reduced by half to $.1375 per share, and there were 16% fewer average shares outstanding in the three months ended September 30, 2000.

      Short-term debt declined by $50.0 million in the three months ended September 30, 2000. There were no short-term borrowings at September 30, 2000.

      Capital Structure and Financial Resources

      Commitments available under a revolving credit bank facility expiring July 2003 amounted to $150.0 million at September 30, 2000. Following expiration of a revolving credit facility of $115.0 million in September 2000, USEC expects by calendar year end to negotiate a new bank credit facility to replace both facilities at a reduced amount. In view of tightening in the bank credit market and the revisions in USEC’s credit ratings in February 2000 to below investment grade, it is expected that the new bank credit facility may include additional terms and covenants and be secured with certain assets of USEC.

      At September 30, 2000, USEC was in compliance with financial covenants under the bank credit facilities, including restrictions on the granting of liens or pledging of assets, a minimum stockholders’ equity and a debt to total capitalization ratio, as well as other customary conditions and covenants. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facilities also include other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

      The total debt-to-capitalization ratio was 35% at September 30, 2000, compared with 37% at June 30, 2000.

      A summary of working capital follows (in millions):

	September 30,	June 30,
	2000	2000

Cash, net of short-term debt	$14.9	$23.0

Inventories, net	973.7	825.1

Other	10.3	180.3

Working capital	$998.9	$1,028.4

      USEC expects that its cash, internally generated funds from operating activities, and available financing under the bank credit facility will be sufficient to meet its obligations as they become due, to fund operating requirements of the plants, purchases of SWU under the Russian contract, capital expenditures, interest expense, quarterly dividends, and repurchases of shares of common stock.

USEC Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At September 30, 2000, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian contract approximate fair value because of the short-term nature of the instruments.

      The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at September 30, 2000, follow (millions):

	Maturity Dates		September 30, 2000

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:

6.625% senior notes	$350.0		$350.0	$281.8

6.750% senior notes		$150.0	150.0	111.5

			$500.0	$393.3

USEC Inc.
PART II —OTHER INFORMATION

Legal Proceedings

      None

Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
No.	Description

3.3	Amended and Restated Bylaws of USEC Inc., dated September 13, 2000.

27	Financial Data Schedule.

      (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

USEC Inc.

November 1, 2000	By /s/ Henry Z Shelton, Jr.
Henry Z Shelton, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)