Form 10-Q
period 2000-12-31
USEC INC
filed 2001-02-02
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      As of January 31, 2000, there were 80,429,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

USEC Inc.

Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2000

TABLE OF CONTENTS

Page

PART I

Financial Information Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2000 (Unaudited) and June 30, 2000	3

Consolidated Statements of Income for the Three and Six Months Ended December 31, 2000 and 1999 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2000 and 1999 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Quantitative and Qualitative Disclosures about Market Risk	15

PART II

Other Information

Legal Proceedings	16

Submission of Matters to a Vote of Security Holders	16

Exhibits and Reports on Form 8-K	17

Signature	17

      This Quarterly Report on Form 10-Q includes certain forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, USEC prevailing in its trade actions now before the Department of Commerce, implementation of the market-based pricing arrangement under the Russian contract, deliveries and costs under the Russian contract, the availability and cost of electric power, USEC’s ability to successfully execute its internal performance plans and negotiate a new bank credit facility, the refueling cycles of USEC’s customers and the impact of any government regulation. Further, customer commitments under their contracts are based on customers’ estimates of their future requirements. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions)

	(Unaudited)
	December 31,	June 30,
	2000	2000

ASSETS

Current Assets

Cash and cash equivalents	$4.5	$73.0

Accounts receivable – trade	309.4	423.1

Inventories	1,091.6	865.3

Other	22.1	23.0

Total Current Assets	1,427.6	1,384.4

Property, Plant and Equipment, net	177.6	159.3

Other Assets

Deferred income taxes	—	10.7

Deferred costs for depleted uranium	31.3	35.4

Prepaid pension costs	68.0	58.2

Inventories	438.4	436.4

Total Other Assets	537.7	540.7

Total Assets	$2,142.9	$2,084.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Short-term debt	$10.0	$50.0

Accounts payable and accrued liabilities	170.7	164.4

Payables under Russian contract	119.9	40.5

Accruals for discontinuing plant operations	60.9	60.9

Uranium owed to customers	29.2	40.2

Total Current Liabilities	390.7	356.0

Long-Term Debt	500.0	500.0

Other Liabilities

Deferred revenue and advances from customers	83.3	70.3

Depleted uranium disposition	58.4	48.6

Postretirement health and life benefit obligations	112.6	106.5

Other liabilities	56.9	55.7

Total Other Liabilities	311.2	281.1

Stockholders’ Equity	941.0	947.3

Total Liabilities and Stockholders’ Equity	$2,142.9	$2,084.4

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Revenue:

Separative work units	$351.7	$431.8	$574.7	$637.0

Uranium	35.4	15.8	39.2	41.5

Total revenue	387.1	447.6	613.9	678.5

Cost of sales	335.2	377.4	532.2	563.8

Gross profit	51.9	70.2	81.7	114.7

Advance technology development costs	2.0	2.6	5.1	4.0

Selling, general and administrative	11.1	11.2	24.1	23.4

Operating income	38.8	56.4	52.5	87.3

Interest expense	8.8	9.8	17.4	18.3

Other (income) expense, net	(2.6)	(2.9)	(4.7)	(5.7)

Income before income taxes	32.6	49.5	39.8	74.7

Provision for income taxes	11.7	16.9	14.3	26.0

Net income	$20.9	$32.6	$25.5	$48.7

Net income per share – basic and diluted	$.26	$.36	$.31	$.52

Dividends per share	$.1375	$.275	$.275	$.55

Average number of shares outstanding	80.6	90.6	81.0	94.2

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended
	December 31,

	2000	1999

Cash Flows from Operating Activities

Net income	$25.5	$48.7

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	10.7	9.0

Depleted uranium disposition	13.9	14.7

Suspension of development of AVLIS technology	—	(32.5)

Changes in operating assets and liabilities:

Accounts receivable – decrease	113.7	15.1

Inventories – (increase)	(239.3)	(17.6)

Payables under Russian contract	79.4	(23.0)

Accounts payable and other, net	30.4	(51.5)

Net Cash Provided by (Used in) Operating Activities	34.3	(37.1)

Cash Flows Used in Investing Activities

Capital expenditures	(29.0)	(35.3)

Cash Flows from Financing Activities

Repurchase of common stock	(11.6)	(89.6)

Dividends paid to stockholders	(22.2)	(52.0)

Net proceeds from (repayment of) short-term debt	(40.0)	148.3

Net Cash Provided by (Used in) Financing Activities	(73.8)	6.7

Net (Decrease)	(68.5)	(65.7)

Cash and Cash Equivalents at Beginning of Period	73.0	86.6

Cash and Cash Equivalents at End of Period	$4.5	$20.9

Supplemental Cash Flow Information:

Interest paid	$17.3	$20.4

Income taxes paid (refund)	(4.3)	.9

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

      Operating results for the three and six months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2. INVENTORIES

      Inventories and related balance sheet accounts follow (in millions):

	December 31,	June 30,
	2000	2000

Current assets:

Separative work units	$848.3	$596.0

Uranium	195.8	209.8

Uranium provided by customers	29.2	40.2

Materials and supplies	18.3	19.3

	1,091.6	865.3

Long-term assets:

Uranium	240.7	246.4

Highly enriched uranium transferred from Department of Energy	197.7	190.0

	438.4	436.4

Current liabilities:

Uranium owed to customers	(29.2)	(40.2)

Inventories, reduced by uranium owed to customers	$1,500.8	$1,261.5

      Inventories of separative work units (“SWU”) and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based on prices quoted at the balance sheet date. A substantial portion of USEC’s uranium inventory has been committed under long-term contracts, and, in view of the continuing decline in market prices, USEC is focusing its uranium sales in fiscal 2001 primarily in the higher-priced long-term market. At December 31, 2000, the market valuation of uranium not yet committed under long-term contracts was based principally on the long-term market price, and the market valuation of uranium inventory exceeded cost. From June 30 to December 31, 2000, the spot market price of uranium hexafluoride declined 7%, and the long-term market price declined 2%. If uranium market prices continue to decline, gross profit on sales of uranium will decline or disappear, and there could be non-cash charges against income for lower-of-cost-or-market inventory valuation adjustments.

      In December 2000, USEC reported to the Department of Energy (“DOE”) that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the material out of specification. USEC and DOE are evaluating the sample results and have initiated further testing to determine the actual amount of material affected. The total amount of inventory that may be impacted if further testing shows that all the material in these transfers is affected is approximately 9,500 metric tons. The material transferred was to conform to the specification for natural uranium, and USEC expects DOE to replace any non-conforming material once the testing program is concluded. USEC has sufficient other inventories on hand to meet delivery commitments to customers for the next two to three years.

      In July 2000, USEC entered into a 10-year power purchase agreement with Tennessee Valley Authority (“TVA”) to provide a substantial portion of the electric power for the Paducah plant beginning September 2000. The agreement provides that amounts paid to TVA for power purchased in fiscal 2001 are being reduced by a deferred payment obligation of $45.0 million, of which $10.0 million was deferred as of December 31, 2000. USEC has secured the obligation by transferring title to uranium inventories with an equivalent value to TVA. The obligation and related interest is scheduled to be satisfied by providing SWU under a requirements contract to TVA in fiscal years 2002 to 2004.

3. STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity follow (in millions):

	Common
	Stock,
	Par Value	Excess of				Total
	$.10 per	Capital over	Retained	Treasury	Deferred	Stockholders'
	share	Par Value	Earnings	Stock	Compensation	Equity

Balance at June 30, 2000	$10.0	$1,070.7	$4.9	$(135.8)	$(2.5)	$947.3

Repurchase of common stock	—	—	—	(11.6)	—	(11.6)

Restricted and other stock issued, net of amortization	—	(2.5)	—	4.0	.5	2.0

Dividends paid to stockholders	—	—	(22.2)	—	—	(22.2)

Net income	—	—	25.5	—	—	25.5

Balance at December 31, 2000	$10.0	$1,068.2	$8.2	$(143.4)	$(2.0)	$941.0

      Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding

Balance at June 30, 2000	100,320	(17,842)	82,478

Repurchase of common stock	—	(2,593)	(2,593)

Common stock issued	—	572	572

Balance at December 31, 2000	100,320	(19,863)	80,457

4. SPECIAL CHARGES

      Changes in accrued liabilities resulting from special charges recorded in the fourth quarter of fiscal 2000 follow (in millions):

	Balance			Balance
	June 30,	Utilized		December 31,
	2000	Cash	Non-cash	2000

Workforce reductions at the plants	$15.0	$(3.6)	$(4.4)	$7.0

Discontinue operations at Portsmouth plant:

Workforce reductions	30.2	—	—	30.2

Lease turnover and other exit costs	30.7	—	—	30.7

	60.9	—	—	60.9

	$75.9	$(3.6)	$(4.4)	$67.9

Workforce Reductions

      Workforce reduction plans involving 575 employees at the Portsmouth and Paducah plants were finalized in June 2000 and resulted in special charges for severance benefits of $15.0 million in the fourth quarter of fiscal 2000, of which $3.6 million was paid and $4.4 million was utilized for incremental pension and postretirement health benefits in the six months ended December 31, 2000.

Discontinue Uranium Enrichment Operations at Portsmouth Plant

      In June 2000, USEC announced that it will cease uranium enrichment operations in June 2001 at the Portsmouth plant as an important step in the ongoing efforts to align production costs with lower market prices. Production will continue at the Portsmouth plant until June 2001 when it is expected that an assay upgrade project at the Paducah plant will be completed, tested to produce enriched uranium up to 5.5% assay, and certified by the NRC. USEC plans to continue to operate the transfer and shipping facilities at the Portsmouth plant after enrichment has ceased.

      The plan announced in June 2000 to cease uranium enrichment operations at the Portsmouth plant in June 2001 resulted in special charges of $126.5 million in fiscal 2000. The charges included $62.8 million for asset impairments applied against production equipment, leasehold improvements and other fixed assets in fiscal 2000. The charges also include severance benefits of $30.2 million for workforce reductions involving 1,200 plant employees based on current labor contract requirements and $33.5 million for lease turnover and other exit costs, of which $2.8 million was utilized in fiscal 2000.

      In October 2000, DOE announced a plan to maintain the Portsmouth plant in cold standby. Depending on the timing and implementation of DOE’s plan, costs accrued in fiscal 2000 by USEC may change. In November 2000, USEC agreed to increase the amount of severance benefits for workers at the Portsmouth plant by up to $10.0 million by providing an additional severance benefit of $8,400 for each employee, and USEC agreed to pay $2.0 million to the Southern Ohio Diversification Initiative for economic development in the region of the Portsmouth plant. Since DOE’s plan to maintain the Portsmouth plant in cold standby has not yet been finalized, it is not possible to determine the effects of such plan on severance and other costs associated with discontinuing uranium enrichment operations at the Portsmouth plant.

      In September 2000, USEC provided notice to terminate the power contract with Ohio Valley Electric Corporation (“OVEC”) effective April 2003 and to release power upon the termination of enrichment operations at the Portsmouth plant. Under the terms of the power contract, costs resulting from commitments to purchase electric power for the Portsmouth plant are reduced by proceeds earned by OVEC from the sale of power released by USEC. Costs for discontinuing uranium enrichment operations at the Portsmouth plant do not include costs resulting from commitments to purchase electric power from OVEC in fiscal years 2002 and 2003. USEC expects that the power commitments will be offset by reductions resulting from the release of such power. Additionally, as a result of termination of the OVEC contract, USEC will no longer be responsible for substantial costs of environmental upgrades that OVEC may be required to make in future years at its coal-burning facilities.

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

Results of Operations – Three and Six Months Ended December 31, 2000 and 1999

      Revenue

       In December 2000, USEC asked the federal government to conduct an investigation and to restore fair competition. In petitions filed with the U.S. Department of Commerce ("DOC") and U.S. International Trade Commission ("ITC"), USEC charged that its European competitors, Eurodif S.A. and its U.S. sales agent Cogema, which are controlled by the French government, and Urenco, Ltd., a British-Dutch-German consortium, are selling enriched uranium into the U.S. market below their cost of production and benefiting from unfair government subsidies in their home markets. This activity has materially injured the domestic enrichment industry. USEC believes that sales of enriched uranium in the U.S. must conform with trade law requirements of fair pricing in order to maintain long-term domestic enrichment capacity and to promote healthy competition and a strong nuclear fuel cycle. Sustaining a domestic enrichment capability helps ensure U.S. national security and energy security.

       On December 27, 2000, the DOC announced that it will investigate the dumping into the United States of enriched uranium imports from Europe, and, on January 22, 2001, the ITC ruled that there is a preliminary indication of injury to USEC. With the commencement of the investigations, the DOC will begin to determine if dumping and/or unfair government subsidization has taken place, and the ITC will investigate claims of material injury resulting from the unfairly traded imports. Final determinations by the two agencies are expected in the second half of calendar 2001.

      Because of its European competitors’ aggressive and unfair pricing, USEC has lost a substantial volume of long-term sales in the U.S. market when bidding against Urenco and Eurodif over the last four years, the period of investigation. As USEC has previously reported, these lost sales have contributed to USEC not securing its traditional share of new SWU commitments and will negatively impact USEC’s market share in the future. USEC’s backlog of contract commitments has declined and become more heavily weighted with newer contracts with shorter terms and lower prices.

      In those instances where USEC has won bids, USEC has had to meet the depressed market price and enter into contracts that are significantly reducing profitability. Because these lost sales and depressed prices generally relate to enriched uranium deliverable under long-term contracts, the adverse impact of these factors on revenue and earnings will be more pronounced in future periods. In addition, if its European competitors’ unfair pricing is permitted to continue, USEC will likely lose additional long-term sales in the U.S. market in the future.

      Revenue from sales of separative work units (“SWU”), a standard unit of uranium enrichment, amounted to $351.7 million in the three months ended December 31, 2000, a reduction of $80.1 million (or 19%) from $431.8 million in the corresponding period of fiscal 2000. In the six months ended December 31, 2000, SWU revenue was $574.7 million, a reduction of $62.3 million (or 10%) from $637.0 million in the fiscal 2000 period. The reductions in the three and six-month periods reflect lower sales volumes, aggressive pricing by European competitors, and a decline of 3% in average SWU prices billed to customers. The volume of SWU sold was

17% lower in the three months and 7% lower in the six months ended December 31, 2000, compared with the corresponding periods of fiscal 2000. The reductions reflect one-time sales of $42.8 million in the three months ended December 31, 1999, to customers in Japan to replace their SWU stranded at the Tokaimura facility in Japan, reductions in SWU commitment levels, and the timing of customer orders. The three and six-month periods in fiscal 2001 benefited from a large order from a Japanese customer for initial core requirements of a new reactor. Since USEC is not aggressively pursuing unprofitable spot sales, lower revenue from SWU is expected during the remainder of fiscal 2001. Sales volume for fiscal 2001 is expected to be 7% lower than the earlier anticipated level of 10.5 million SWU, while the average price billed to customers for fiscal 2001 is anticipated to be slightly higher than fiscal 2000 due to the sales mix.

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

      Revenue from sales of uranium, primarily uranium hexafluoride, was $39.2 million in the six months ended December 31, 2000, a reduction of $2.3 million (or 6%) from $41.5 million in the corresponding period of fiscal 2000. With prices in the spot market for new uranium sales soft, USEC has deliberately reduced its uranium spot sales and has focused on making sales through longer-term contracts where prices are higher. As USEC continues to focus on accretive uranium sales, the associated revenue in fiscal 2001 is anticipated to be approximately 15% less than in fiscal 2000. The timing of customer nuclear reactor refueling orders impacts both SWU and natural uranium sales. From June 30 to December 31, 2000, the spot market price of uranium hexafluoride declined 7%, and the long-term market price declined 2%. If uranium market prices continue to decline, gross profit on sales of uranium will decline or disappear, and there could be non-cash charges against income for lower-of-cost-or-market inventory valuation adjustments.

      The percentage of revenue from domestic and international customers follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Domestic	62%	62%	50%	56%

Asia	36	35	46	39

Europe and other	2	3	4	5

	100%	100%	100%	100%

      In the six months ended December 31, 2000, revenue from domestic customers declined $72.7 million (or 19%), revenue from customers in Asia increased $18.0 million (or 7%), and revenue from customers in Europe and other areas declined $9.9 million (or 30%), compared with the corresponding period in fiscal 2000. The changes in the geographic mix of revenue resulted from lower SWU deliveries in the domestic market reflecting reductions in SWU commitment levels and the timing of customer orders, higher deliveries in Asia from an initial core order for a new reactor, and the decline in average SWU prices billed to customers.

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

      Cost of sales amounted to $335.2 million in the three months ended December 31, 2000, a reduction of $42.2 million (or 11%) from $377.4 million in the corresponding period of fiscal 2000. In the six months ended December 31, 2000, cost of sales was $532.2 million, a reduction of $31.6 million (or 6%) from $563.8 million in the fiscal 2000 period. The reductions reflect lower sales of SWU, partly offset by continued higher unit SWU costs. Cost of sales continues to be adversely affected by lower production volumes and higher unit costs due to increased purchases of SWU under the Russian contract and long-term sales lost to aggressive and unfair pricing by European competitors. Cost of sales in the six months ended December 31, 2000, reflects a portion of the benefit from the monetization of excess power at the Portsmouth plant in the summer of 2000. As a percentage of revenue, cost of sales amounted to 87% in the six months ended December 31, 2000, compared with 83% in the corresponding period of fiscal 2000.

      Electric power costs amounted to $194.7 million (representing 56% of production costs) in the six months ended December 31, 2000, compared with $177.4 million (representing 52% of production costs) in the corresponding period in fiscal 2000. The increase of $17.3 million (or 10%) reflects higher costs for power at the Portsmouth plant. In September 2000, USEC began purchasing a significant portion of electric power for the Paducah plant at fixed rates from TVA under a 10-year power purchase agreement. In the summer months of 1999 and 2000, USEC substantially reduced production and the related power load at the Paducah plant when the cost of market-based power was high.

      Costs for labor and benefits included in production costs declined 8% and the average number of employees at the plants declined 12% in the six months ended December 31, 2000, compared with the fiscal 2000 period. Labor costs in the fiscal 2001 period include costs for a retention bonus program for employees at the Portsmouth plant. In the fourth quarter of fiscal 2000, USEC recorded a special charge of $15.0 million for costs related to severance benefits to be paid to 575 employees at the Portsmouth and Paducah plants in connection with workforce reductions, of which $3.6 million was paid and $4.4 million was utilized for incremental pension and postretirement health benefits in the six months ended December 31, 2000.

      USEC is the Executive Agent of the U.S. Government under a government-to-government agreement to purchase the SWU component of enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. USEC contracts to purchase Russian SWU on a calendar year basis. Since the volume of Russian SWU purchases has increased, USEC has operated the plants at significantly lower production levels resulting in higher unit production costs. SWU purchased from the Russian Federation represented 58% of the combined produced and purchased supply mix in the six months ended December 31, 2000, compared with 45% in the fiscal 2000 period. The additional volume was a result of an interruption in shipments that shifted deliveries from late fiscal 2000 to early fiscal 2001. In fiscal 2001, USEC expects purchased SWU will represent 51% of the supply mix, compared with 41% in fiscal 2000.

      Global market prices for SWU are below the price being paid for SWU under the Russian contract. USEC has committed to purchase 5.5 million SWU at a cost of $500.0 million in calendar 2001. USEC was recently authorized by the U.S. government to conclude a pricing agreement with the Russian executive agent for calendar 2002 through 2013 under the general terms reached in May 2000. The agreement-in-principle that USEC reached with the Russian executive agent includes a new market-based pricing agreement and an agreement to purchase a fixed quantity of Russian commercial SWU. USEC expects the pricing agreement to be finalized before January 2002. Implementation of the agreement is subject to adoption of an amendment to the antidumping suspension agreement with the Russian Federation to permit importation of the commercial SWU.

      Gross Profit

      Gross profit amounted to $81.7 million in the six months ended December 31, 2000, a reduction of $33.0 million (or 29%) from $114.7 million in the corresponding period of fiscal 2000. Gross margin was 13% compared with 17% in the fiscal 2000 period. The reduction reflects the 3% decline in average SWU prices billed to customers, as well as continued high unit costs from low levels of SWU production at the plants.

      Selling, General and Administrative

      Selling, general and administrative expense amounted to $24.1 million in the six months ended December 31, 2000, an increase of $.7 million (3%) from $23.4 million in the corresponding period of fiscal 2000.

      Operating Income

      Operating income amounted to $52.5 million in the six months ended December 31, 2000, a reduction of $34.8 million (or 40%), compared with $87.3 million in the corresponding period of fiscal 2000. The reduction reflects lower gross profit.

      Interest Expense

      Interest expense amounted to $17.4 million and total interest costs including capitalized interest amounted to $18.0 million in the six months ended December 31, 2000, compared with $18.3 million and $20.0 million, respectively, in the corresponding period of fiscal 2000. The reduction reflects lower average levels of short-term debt outstanding in the fiscal 2001 period.

      Provision for Income Taxes

      The effective income tax rate was 36% in the six months ended December 31, 2000, compared with 35% in the corresponding period of fiscal 2000.

      Net Income

      Net income amounted to $25.5 million (or $.31 per share) in the six months ended December 31, 2000, a reduction of $23.2 million (or 48%) from $48.7 million (or $.52 per share), in the corresponding period of fiscal 2000. The reduction reflects lower gross profit.

      The average number of shares of common stock outstanding was 81.0 million in the six months ended December 31, 2000, a reduction of 13.2 million shares (or 14%) from 94.2 million shares in the fiscal 2000 period. The reduction reflects the repurchase of common stock. At December 31, 2000, there were 80.6 million shares issued and outstanding.

      Outlook

      Based on performance to date and the outlook for the remainder of fiscal 2001, USEC reaffirms its fiscal 2001 earnings guidance of $30 to $35 million and expects the full-year earnings to be at the high end of that range. USEC’s financial performance was above previous guidance for the three months ended December 31, 2000, due to the timing and mix of sales, lower costs and higher investment income.

      USEC has begun its annual planning and budget process for fiscal 2002. Earnings in fiscal 2002 will be driven by performance of the core business and will be dependent upon the following:

•	implementation of an agreement with Russia for market-based pricing and commercial SWU under the Russian contract beginning in January 2002;
•	the timely approval by the U.S. Nuclear Regulatory Commission of the assay upgrade project at Paducah;
•	improvement in SWU market prices; and
•	lower production costs and selling, general and administrative expenses.

      USEC’s preliminary view of fiscal 2002 earnings is approximately $40 million. This preliminary view reflects weakened prices in the natural uranium market. A shift in any of the key factors described above could have an adverse impact on USEC’s fiscal 2002 earnings level. USEC anticipates providing further guidance regarding fiscal 2002 earnings at the completion of its budget process later in fiscal 2001.

      Liquidity and Capital Resources

      Liquidity and Cash Flows

      Net cash flows from operating activities amounted to $34.3 million in the six months ended December 31, 2000, compared with an outflow of $37.1 million in the corresponding period of fiscal 2000. Cash flow in the fiscal 2001 period reflects a substantial increase of $239.3 million in inventories primarily from increased purchases of SWU under the Russian contract from the catch up of deliveries following shipping delays in Russia in May and June 2000. Cash flow benefited from a reduction of $113.7 million in trade receivables from the timing of customer orders and increases in trade payables and other liabilities. Cash flow in the fiscal 2001 period reflects collections of $48.4 million from the monetization of power in the summer of 2000, compared with $31.7 million in the corresponding period of fiscal 2000. In the fiscal 2000 period, cash outflow includes payments of $32.5 million relating to suspension of development of the AVLIS technology.

      Capital expenditures amounted to $29.0 million in the six months ended December 31, 2000, compared with $35.3 million in the corresponding period in fiscal 2000. Capital expenditures in the fiscal 2001 period include costs to upgrade the Paducah plant’s capability to produce enriched uranium up to an assay of 5.5%.

      USEC expects cash flow from operations, after capital expenditures, for fiscal 2001 to be about $170 million. Factors affecting cash flow for fiscal 2001 are lower uranium prices, a shifting mix of customer orders, several nonrecurring collections, and USEC’s decision to not aggressively pursue unprofitable spot sales of SWU and uranium. Going forward, cash flow will continue to reflect reduced levels of SWU and uranium sales. Consistent with decisions announced in June 2000 to cease enrichment at the Portsmouth plant, cash flow in fiscal 2002 will also be negatively impacted by one-time payments related to employee severance and other shutdown costs.

      At December 31, 2000, a total of 20.4 million shares of common stock had been repurchased under an authorization to repurchase up to 30 million shares by June 2001. This reflects the repurchase of more than 20% of the shares outstanding since the buyback program began in June 1999. There were 2.6 million shares of common stock repurchased at a cost of $11.6 million in the six months ended December 31, 2000, (including .3 million shares in the three months ended December 31, 2000), compared with 8.8 million shares repurchased at a cost of $89.6 million in the corresponding period of fiscal 2000. The significant special charges recorded in the fourth quarter of fiscal 2000 and the share repurchase program have reduced stockholders’ equity, resulting in a margin over the minimum stockholders’ equity required under the existing bank credit facility that continues to be lower than USEC believes is appropriate. As a result, USEC has significantly reduced the level of share repurchases to preserve its financial flexibility while a new credit facility is being negotiated.

      Dividends paid to stockholders amounted to $22.2 million in the six months ended December 31, 2000, compared with $52.0 million in the corresponding period in fiscal 2000. In February 2000, the quarterly dividend payment was reduced by half to $.1375 per share, and there were 13% fewer average shares outstanding in the six months ended December 31, 2000.

      Short-term borrowings amounted to $10.0 million at December 31, 2000, a reduction of $40.0 million from June 30, 2000.

      Capital Structure and Financial Resources

      Commitments available under a revolving credit bank facility expiring July 2003 amounted to $150.0 million at December 31, 2000. As a result of expiration of a revolving credit facility of $115.0 million in September 2000 and with the low margin over the minimum level of stockholders’ equity required under the existing bank credit facility, USEC plans to negotiate a new credit facility to replace both revolving credit facilities at a reduced amount.

      At December 31, 2000, USEC was in compliance with financial covenants under the bank credit facility, including restrictions on the granting of liens or pledging of assets, a minimum stockholders’ equity and a debt to total capitalization ratio, as well as other customary conditions and covenants. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facilities also include other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

      The total debt-to-capitalization ratio was 35% at December 31, 2000, compared with 37% at June 30, 2000.

      A summary of working capital follows (in millions):

	December 31,	June 30,
	2000	2000

Cash (short-term debt), net	$(5.5)	$23.0

Inventories, net	1,062.4	825.1

Other	(20.0)	180.3

Working capital	$1,036.9	$1,028.4

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

USEC Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At December 31, 2000, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian contract approximate fair value because of the short-term nature of the instruments.

      The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at December 31, 2000, follow (millions):

	Maturity Dates		December 31, 2000

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:

6.625% senior notes	$350.0		$350.0	$291.8

6.750% senior notes		$150.0	150.0	117.0

			$500.0	$408.8

USEC Inc.

PART II. OTHER INFORMATION

Legal Proceedings

      On October 27, 2000, a federal securities lawsuit was filed against USEC in the U.S. District Court for the Western District of Kentucky, Paducah Division. The lawsuit names as defendants USEC and certain of its officers and seven underwriters involved in the initial public offering of common stock. Additional lawsuits of a similar nature have been filed in the same court. The plaintiffs in each lawsuit seek to represent a class of purchasers of common stock between July 23, 1998, and December 2, 1999. On July 23, 1998, USEC’s common stock began trading in connection with the initial public offering. The lawsuits generally allege that certain statements in the registration statement and prospectus were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties. The plaintiffs seek compensatory damages. USEC believes that the allegations are without merit and intends to defend itself vigorously, and that the outcome of these lawsuits will not have a material adverse effect on its financial position or results of operations.

Submission of Matters to a Vote of Security Holders

      USEC held its annual meeting of shareholders on November 8, 2000. As of the record date, September 14, 2000, there were 80.8 million shares of common stock outstanding and entitled to vote. 91% of those shares were represented at the annual meeting.

      A board of six directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting. There was no solicitation in opposition to the nominees proposed in the proxy statement, and there were no abstentions or broker non-votes.

	For	Withheld

James R. Mellor, Chairman	68,249,535	5,215,904

Joyce F. Brown	68,266,303	5,199,136

John R. Hall	68,220,052	5,245,387

Dan T. Moore, III	68,326,309	5,139,130

William H. Timbers	68,210,641	5,254,798

William H. White	58,463,546	15,001,893

      The appointment of Arthur Andersen LLP as independent auditors for fiscal 2001 was ratified with 69.9 million votes for (95% of votes cast) and 3.5 million against (5% of votes cast). There were 105,000 abstentions.

Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

Exhibit
No.	Description

10.49	Summary of supplemental executive retirement plan, as amended, dated January 16, 2001.

      (b) Reports on Form 8-K

      In December 2000, USEC filed a report on Form 8-K describing its request for the DOC and ITC to investigate dumping of enriched uranium into the U.S. market by European enrichment companies.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

USEC Inc.

February 2, 2001	By	/s/ Henry Z Shelton, Jr. _________________________ Henry Z Shelton, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)