Form 10-Q
period 2001-03-31
USEC INC
filed 2001-05-03
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2001

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

Registrant’s telephone number, including area code:(301) 564-3200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

      As of April 30, 2001, there were 80,492,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

USEC Inc.

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2001

TABLE OF CONTENTS

Page

PART I

Financial Information

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2001 (Unaudited) and June 30, 2000	3

Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2001 and 2000 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2001 and 2000 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Quantitative and Qualitative Disclosures about Market Risk	18

PART II

Other Information

Legal Proceedings	19

Exhibits and Reports on Form 8-K	19

Signature	19

      This Quarterly Report on Form 10-Q includes certain forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, USEC prevailing in its trade actions, implementation of the market-based pricing arrangement under the Russian contract, deliveries and costs under the Russian contract, the availability and cost of electric power, USEC’s ability to successfully execute its internal performance plans and negotiate a new credit facility, the refueling cycles of USEC’s customers, resolving inventory issues with the Department of Energy, the outcome of litigation, and the impact of any government regulation. Further, customer commitments under their contracts are based on customers’ estimates of their future requirements. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions)

	(Unaudited)
	March 31,	June 30,
	2001	2000

ASSETS

Current Assets
Cash and cash equivalents	$64.6	$73.0

Accounts receivable – trade	177.8	423.1

Inventories	1,108.0	865.3

Other	14.1	23.0

Total Current Assets	1,364.5	1,384.4

Property, Plant and Equipment, net	183.6	159.3

Other Assets Deferred income taxes	41.3	10.7

Deferred costs for depleted uranium	29.2	35.4

Prepaid pension costs	72.1	58.2

Inventories	420.0	436.4

Total Other Assets	562.6	540.7

Total Assets	$2,110.7	$2,084.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term debt	$—	$50.0

Accounts payable and accrued liabilities	156.4	164.4

Payables under Russian contract	33.6	40.5

Deferred revenue and advances from customers	37.2	—

Accruals for discontinuing plant operations	60.9	60.9

Uranium owed to customers	37.1	40.2

Total Current Liabilities	325.2	356.0

Long-Term Debt	500.0	500.0

Other Liabilities Deferred revenue and advances from customers	68.3	70.3

Depleted uranium disposition	64.5	48.6

Postretirement health and life benefit obligations	119.4	106.5

Other liabilities	57.7	55.7

Total Other Liabilities	309.9	281.1

Stockholders’ Equity	975.6	947.3

Total Liabilities and Stockholders’ Equity	$2,110.7	$2,084.4

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Revenue:

Separative work units	$221.9	$278.4	$796.6	$915.4

Uranium	21.2	3.4	60.4	44.9

Total revenue	243.1	281.8	857.0	960.3

Cost of sales	211.5	226.0	743.7	789.8

Gross profit	31.6	55.8	113.3	170.5

Advanced technology development costs	2.9	2.7	8.0	6.7

Selling, general and administrative	11.2	11.7	35.3	35.1

Operating income	17.5	41.4	70.0	128.7

Interest expense	8.6	10.9	26.0	29.2

Other (income) expense, net	(2.2)	(2.6)	(6.9)	(8.3)

Income before income taxes	11.1	33.1	50.9	107.8

Provision (credit) for income taxes	(34.3)	10.5	(20.0)	36.5

Net income	$45.4	$22.6	$70.9	$71.3

Net income per share – basic and diluted	$.56	$.25	$.88	$.77

Dividends per share	$.1375	$.1375	$.4125	$.6875

Average number of shares outstanding	80.4	89.6	80.8	92.7

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended
	March 31,

	2001	2000

Cash Flows from Operating Activities

Net income	$70.9	$71.3

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	16.5	14.7

Depleted uranium disposition	22.1	26.4

Deferred revenue and advances from customers	35.2	55.0

Deferred income taxes	(30.6)	(17.3)

Suspension of development of AVLIS technology	—	(32.8)

Changes in operating assets and liabilities:

Accounts receivable – decrease	245.3	188.5

Inventories – (increase)	(229.4)	(116.4)

Payables under Russian contract – (decrease)	(6.9)	(10.2)

Accounts payable and other – increase (decrease)	5.5	(18.0)

Net Cash Provided by (Used in) Operating Activities	128.6	161.2

Cash Flows Used in Investing Activities

Capital expenditures	(40.8)	(55.9)

Cash Flows from Financing Activities

Repurchase of common stock	(13.0)	(103.3)

Dividends paid to stockholders	(33.2)	(64.4)

Net proceeds from (repayment of) short-term debt	(50.0)	35.0

Net Cash Provided by (Used in) Financing Activities	(96.2)	(132.7)

Net (Decrease)	(8.4)	(27.4)

Cash and Cash Equivalents at Beginning of Period	73.0	86.6

Cash and Cash Equivalents at End of Period	$64.6	$59.2

Supplemental Cash Flow Information:

Interest paid	$34.4	$38.8

Income taxes paid	3.1	.9

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

      Operating results for the three and nine months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2. INVENTORIES

      Inventories and related balance sheet accounts follow (in millions):

	March 31,	June 30,
	2001	2000

Current assets:

Separative work units	$864.8	$596.0

Uranium	188.5	209.8

Uranium provided by customers	37.1	40.2

Materials and supplies	17.6	19.3

	1,108.0	865.3

Long-term assets:

Uranium	228.2	246.4

Highly enriched uranium transferred from Department of Energy	191.8	190.0

	420.0	436.4

Current liabilities:

Uranium owed to customers	(37.1)	(40.2)

Inventories, reduced by uranium owed to customers	$1,490.9	$1,261.5

      Inventories of separative work units (“SWU”) and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on long-term market prices quoted at the balance sheet date.

      In December 2000, USEC reported to the Department of Energy (“DOE”) that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the material out of specification. USEC and DOE will be conducting further tests to determine the actual amount of material affected. The total amount of uranium inventory that may be impacted, if further testing shows that all the material in these transfers is affected, is approximately 9,500 metric tons which represents 50% of USEC’s uranium inventory asset costs. The material transferred was to conform to the specification for natural uranium, and while no agreement has been reached yet with DOE, USEC expects DOE to replace any non-conforming material once the testing program is concluded. An impairment in the valuation of uranium inventory would result if testing indicates non-conforming material and if DOE fails to replace it. USEC has sufficient other inventories on hand to meet delivery commitments to customers for the next two to three years.

3. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

      In July 2000, USEC entered into a 10-year power purchase agreement with Tennessee Valley Authority (“TVA”) to provide a substantial portion of the electric power for the Paducah plant beginning September 2000. The agreement provides that amounts paid to TVA for power purchased in fiscal 2001 are being reduced by a deferred payment obligation of $45.0 million. USEC has secured the obligation, as long as it is outstanding, by transferring title to uranium inventories with an equivalent value to TVA. The obligation and related interest is scheduled to be satisfied by delivering SWU to TVA under a requirements contract in fiscal years 2002 through 2004. At March 31, 2001, the deferred payment obligation amounted to $25.0 million, of which $19.6 million was included in current liabilities as part of deferred revenue and advances from customers.

4. STOCKHOLDERS’ EQUITY

      Changes in stockholders’ equity follow (in millions):

	Common
	Stock,
	Par Value	Excess of				Total
	$.10 per	Capital over	Retained	Treasury	Deferred	Stockholders'
	share	Par Value	Earnings	Stock	Compensation	Equity

Balance at June 30, 2000	$10.0	$1,070.7	$4.9	$(135.8)	$(2.5)	$947.3

Repurchase of common stock	–	–	–	(13.0)	–	(13.0)

Restricted and other stock issued, net of amortization	–	(3.7)	–	6.2	1.1	3.6

Dividends paid to stockholders	–	–	(33.2)	–	–	(33.2)

Net income	–	–	70.9	–	–	70.9

Balance at March 31, 2001	$10.0	$1,067.0	$42.6	$(142.6)	$(1.4)	$975.6

      Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding

Balance at June 30, 2000	100,320	(17,842)	82,478

Repurchase of common stock	–	(2,820)	(2,820)

Common stock issued	–	831	831

Balance at March 31, 2001	100,320	(19,831)	80,489

      On April 24, 2001, USEC’s Board of Directors approved a Shareholder Rights Plan (the “Plan”). Under the Plan, the rights each shareholder will receive will initially trade together with the USEC common stock and will not be exercisable. In the absence of further action by the Board, the rights generally would become exercisable and allow the holder to acquire USEC common stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of USEC common stock or commences a tender or exchange offer to acquire 15% or more of the common stock of USEC. However, any rights held by the acquirer would not be exercisable. The Board of Directors may direct USEC to redeem the rights at $.01 per right at any time before the tenth day following the acquisition of 15% or more of USEC common stock.

5. SPECIAL CHARGES

      Changes in accrued liabilities resulting from special charges recorded in the fourth quarter of fiscal 2000 follow (in millions):

	Balance			Balance
	June 30,	Utilized		March 31,
	2000	Cash	Non-cash	2001

Workforce reductions	$15.0	$(4.0)	$(4.6)	$6.4

Discontinue enrichment operations at Portsmouth plant:

Workforce reductions	30.2	—	—	30.2

Lease turnover and other exit costs	30.7	—	—	30.7

	60.9	—	—	60.9

	$75.9	$(4.0)	$(4.6)	$67.3

Workforce Reductions

      Workforce reduction plans involving 575 employees were finalized in June 2000 and resulted in special charges for severance benefits of $15.0 million in the fourth quarter of fiscal 2000, of which $4.0 million was paid in cash and $4.6 million was utilized for incremental pension and postretirement health benefits with respect to terminations involving 445 employees in the nine months ended March 31, 2001.

Discontinue Uranium Enrichment Operations at Portsmouth Plant

      In June 2000, USEC announced that it will cease uranium enrichment operations in June 2001 at the Portsmouth plant as an important step in the ongoing efforts to align production costs with lower market prices. In April 2001, USEC began the process of discontinuing enrichment operations with production continuing at a declining rate until May 2001. USEC plans to continue to operate the transfer and shipping facilities at the Portsmouth plant after enrichment has ceased. In March 2001, the assay upgrade project at the Paducah plant was completed and certified by the Nuclear Regulatory Commission to produce enriched uranium up to 5.5% assay. In April 2001, USEC produced enriched uranium at nearly 5% assay, the level needed to meet customer requirements, and testing is underway to ensure that enriched uranium is consistently produced to customer specifications.

      The plan announced in June 2000 to cease uranium enrichment operations at the Portsmouth plant in June 2001 resulted in special charges of $126.5 million in fiscal 2000. The charges included $62.8 million for asset impairments applied against production equipment, leasehold improvements and other fixed assets in fiscal 2000. The charges also include severance benefits of $30.2 million for workforce reductions involving 1,200 plant employees based on labor contract requirements and $33.5 million for lease turnover and other exit costs, of which $2.8 million was utilized in fiscal 2000. In November 2000, USEC agreed to increase the amount of severance benefits for workers at the Portsmouth plant by up to $10.0 million by providing an additional severance benefit of $8,400 for each employee, and USEC agreed to pay $2.0 million to the Southern Ohio Diversification Initiative for economic development in the region of the Portsmouth plant.

      In March 2001, DOE announced plans to provide funds for winterizing, cold standby, and a worker transition program at the Portsmouth plant. Depending on the timing and implementation of DOE’s program, costs to discontinue enrichment operations at the Portsmouth plant accrued by USEC in fiscal 2000 may change. Since the specifics of DOE’s program for cold standby have not yet been announced, it is not possible to determine the effects of such program on severance and other costs associated with discontinuing uranium enrichment operations. In April 2001, USEC issued notification of expected workforce reductions involving 526 employees at the Portsmouth plant beginning June 1, 2001. It is expected that the remaining workforce reductions may be delayed based on DOE’s program to maintain the Portsmouth plant in cold standby. USEC is awaiting DOE’s authorization to proceed with cold standby activities.

      In September 2000, USEC provided notice to terminate the power contract with Ohio Valley Electric Corporation (“OVEC”) effective April 2003 and to release power upon the termination of enrichment operations at the Portsmouth plant. Under the terms of a supplemental letter agreement, dated March 20, 2001, OVEC agreed to release USEC from commitments to purchase electric power following termination of enrichment operations. Upon termination of the power contract in April 2003, USEC is responsible for its pro rata share of OVEC’s obligations for postretirement health benefit costs and its pro rata share of OVEC’s obligations for future decommissioning and shutdown activities at the dedicated coal-burning power generating facilities owned and operated by OVEC. USEC has accrued its estimated pro rata share of such obligations. Final determinations of such costs by independent actuaries and engineering consultants could be different from the estimated amounts accrued as obligations by USEC.

6. INCOME TAXES

      The provision (credit) for income taxes in the nine months ended March 31, 2001 follows (in millions):

Nine Months
Ended
March 31, 2001

Current	$10.6

Deferred	6.7

Special deferred tax credit from transition to taxable status	(37.3)

$(20.0)

      The provision (credit) for income taxes in the three and nine months ended March 31, 2001, includes a special income tax credit of $37.3 million resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status. USEC transitioned to taxable status in July 1998 at the time of the initial public offering of common stock. The change in estimate resulted from a reassessment of certain deductions for which related income tax savings were not certain.

      A reconciliation of income taxes calculated based on the statutory federal income rate of 35% and the provision (credit) for income taxes reflected in the consolidated statements of income in the nine months ended March 31, 2001, follows (in millions):

	Amount	Rate

Federal income taxes based on statutory rate	$17.8	35%

State income taxes, net of federal benefit	1.3	3

Foreign sales corporation	(1.8)	(4)

	17.3	34

Special credit from transition to taxable status	(37.3)	(73)

	$(20.0)	(39)%

      Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred income tax benefits and liabilities. Temporary differences and tax credit carryforwards that result in deferred tax assets and liabilities at March 31, 2001 and June 30, 2000, follow (in millions):

	March 31, 2001	June 30, 2000

Deferred tax assets:

Plant lease turnover and other exit costs	$36.2	$30.9

Employee benefit costs	36.1	15.2

Property, plant and equipment	2.4	5.4

Intangibles	19.0	54.8

Deferred costs for depleted uranium	11.9	—

Tax credit carryforwards	.9	4.2

Other	1.4	12.9

	107.9	123.4

Valuation allowance	(45.2)	(82.5)

Deferred tax assets, net of valuation allowance	62.7	40.9

Deferred tax liabilities:

Depleted uranium disposition	—	13.5

Inventory costs	21.4	16.7

Deferred tax liabilities	21.4	30.2

	$41.3	$10.7

      USEC became subject to federal, state and local income taxes in July 1998 at the time of the initial public offering of common stock. The valuation allowance of $45.2 million at March 31, 2001, relates to various deferred tax items and valuations resulting from the privatization.

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

Results of Operations – Three and Nine Months Ended March 31, 2001 and 2000

      Update on Trade Action

      In December 2000, USEC asked the federal government to conduct an investigation and to restore fair competition in the enrichment market. In petitions filed with the U.S. Department of Commerce (“DOC”) and U.S. International Trade Commission (“ITC”), USEC charged that its European competitors, Eurodif S.A. and its U.S. sales agent Cogema, which are controlled by the French government, and Urenco, Ltd., a British-Dutch-German consortium, are selling enriched uranium into the U.S. market below their cost of production plus a reasonable profit and are benefiting from unfair government subsidies in their home markets. This activity has materially injured the domestic enrichment industry. USEC believes that sales of enriched uranium in the U.S. must conform with trade law requirements of fair pricing in order to maintain long-term domestic enrichment capacity and to promote healthy competition and a strong nuclear fuel cycle. Sustaining a domestic enrichment capability helps ensure U.S. national security and energy security.

      On December 27, 2000, the DOC initiated the antidumping and countervailing duty investigations requested by USEC, and on January 22, 2001, the ITC ruled that there is a reasonable indication that imports of enriched uranium from the four countries under investigation threaten to cause material injury to USEC. Subsequent to the ITC’s determination, the DOC began conducting its investigations to determine if dumping and/or unfair government subsidization has taken place. Preliminary determinations by the DOC in the subsidy and dumping investigations are scheduled to be made in May and July 2001, respectively. Final determinations by the DOC in all investigations are scheduled to be made in September 2001, but could be extended until November 2001. If the DOC makes final affirmative determinations in its investigations, the ITC will then make a final determination regarding material injury or threat of material injury to USEC by reason of these imports.

      Because of its European competitors’ aggressive and unfair pricing, USEC lost a substantial volume of long-term sales in the U.S. market when bidding against Urenco and Eurodif over the last four years, the period of investigation. As USEC has previously reported, these lost sales have contributed to USEC not securing its traditional share of new commitments and will negatively impact USEC’s market share in the future. USEC’s backlog of contract commitments has declined and become more heavily weighted with newer contracts with shorter terms and lower prices.

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

Revenue

      Revenue from sales of separative work units (“SWU”), the standard unit of uranium enrichment, amounted to $221.9 million in the three months ended March 31, 2001, a reduction of $56.5 million (or 20%) from $278.4 million in the corresponding period of fiscal 2000. In the nine months ended March 31, 2001, SWU revenue was $796.6 million, a reduction of $118.8 million (or 13%) from $915.4 million in the fiscal 2000 period. The reductions in the three and nine-month periods reflect lower sales volumes, aggressive pricing by European competitors, and a decline of 3% in average SWU prices billed to customers. The volume of SWU sold was 17% lower in the three months and 10% lower in the nine months ended March 31, 2001, compared with the corresponding periods of fiscal 2000. The reductions reflect one-time sales in the fiscal 2000 periods to customers in Japan to replace their SWU stranded at the Tokaimura facility in Japan, reductions in SWU commitment levels, and the timing of customer orders. The nine-month period in fiscal 2001 benefited from a large order from a Japanese customer for initial core requirements of a new reactor.

      Revenue from sales of SWU in fiscal 2001 is expected to be 24% lower than in fiscal 2000, and average prices billed to customers are expected to be about the same as last year. In the three and nine months ended March 31, 2001, the spot market price of SWU improved 14% and 19%, respectively. Substantially all of USEC’s sales are based on long-term contracts.

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

      Revenue from sales of uranium, primarily uranium hexafluoride, was $60.4 million in the nine months ended March 31, 2001, an increase of $15.5 million (or 35%) from $44.9 million in the corresponding period of fiscal 2000. However, revenue from sales of uranium in fiscal 2001 is anticipated to be 18% lower than in fiscal 2000 due to lower market prices and USEC’s decision to limit uranium spot sales and instead focus on longer-term contracts.

      The percentage of revenue from domestic and international customers follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Domestic	57%	35%	52%	50%

Asia	35	54	43	44

Europe and other	8	11	5	6

	100%	100%	100%	100%

      In the nine months ended March 31, 2001, revenue from domestic customers declined $33.9 million (or 7%), revenue from customers in Asia declined $48.8 million (or 12%), and revenue from customers in Europe and other areas declined $20.6 million (or 32%), compared with the corresponding period in fiscal 2000. The reductions reflect lower SWU deliveries in the domestic market from reductions in SWU commitment levels, partly offset by higher sales of uranium, lower SWU deliveries in Asia from replacement SWU sales to Japan in the fiscal 2000 period, partly offset by an initial core order for a new reactor in fiscal 2001, and the decline in average SWU prices billed to customers.

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

      Cost of sales amounted to $211.5 million in the three months ended March 31, 2001, a reduction of $14.5 million (or 6%) from $226.0 million in the corresponding period of fiscal 2000. In the nine months ended March 31, 2001, cost of sales was $743.7 million, a reduction of $46.1 million (or 6%) from $789.8 million in the fiscal 2000 period. The reductions reflect lower sales of SWU, partly offset by continued higher unit SWU costs. Cost of sales continues to be adversely affected by lower production volumes and higher unit costs due to increased purchases of SWU from Russia and long-term sales lost to aggressive and unfair pricing by European competitors. Cost of sales in the nine months ended March 31, 2001, reflects a portion of the benefit from the monetization of excess power at the Portsmouth plant in the summer of 2000. As a percentage of revenue, cost of sales amounted to 87% in the nine months ended March 31, 2001, compared with 82% in the corresponding period of fiscal 2000.

      Electric power costs amounted to $274.3 million in the nine months ended March 31, 2001, compared with $295.7 million in the corresponding period in fiscal 2000. Power costs represented 54% of production costs in both periods. The reduction of $21.4 million (or 7%) reflects lower SWU production. In September 2000, USEC began purchasing a significant portion of electric power for the Paducah plant at fixed rates from TVA under a 10-year power purchase agreement. In the summer months, USEC substantially reduces production and the related power load at the Paducah plant when the cost of market-based power is high.

      Costs for labor and benefits included in production costs declined 3% and the average number of employees at the plants declined 12% in the nine months ended March 31, 2001, compared with the fiscal 2000 period. Labor costs in the fiscal 2001 period include costs for a retention bonus program for employees at the Portsmouth plant. The collective bargaining agreement covering 680 hourly employees at the Paducah plant represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union is scheduled to expire July 31, 2001. The contract renewal process is underway.

      USEC is the executive agent of the U.S. Government under a government-to-government agreement to purchase the SWU component of enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. USEC contracts to purchase Russian SWU on a calendar year basis and has committed to purchase 5.5 million SWU in calendar 2001. Since the volume of Russian SWU purchases has increased, USEC has operated the plants at significantly lower production levels resulting in higher unit production costs. SWU purchased from the Russian Federation represented 49% of the combined produced and purchased supply mix in the nine months ended March 31, 2001, compared with 41% in the fiscal 2000 period. The additional volume was a result of making up shipments in fiscal 2001 that were interrupted by Russia in late fiscal 2000. In fiscal 2001, USEC expects SWU purchased from Russia will represent 53% of the supply mix, compared with 41% in fiscal 2000.

      In February 2001, the U.S. government announced that it would review terms of the agreement-in-principle that USEC reached with the Russian executive agent in May 2000, that includes a new market-based pricing agreement and an agreement to purchase a fixed quantity of Russian commercial SWU. The pricing agreement with the Russian executive agent is for the period of calendar year 2002 through 2013. Implementation of the agreement is subject to adoption of an amendment to the antidumping suspension agreement between the DOC and the Russian

Federation to permit importation of Russian commercial SWU. The timing and conditions, if any, for approval by the U.S. and Russian governments are uncertain. USEC expects the pricing agreement will be finalized before January 2002.

      In calendar 2002, USEC plans to purchase the annual amount of 5.5 million SWU under the Russian contract. USEC also plans to purchase additional SWU under the Russian contract to make up for SWU ordered but not delivered in prior years. Additionally, Russia has requested that USEC purchase a quantity of Russian commercial SWU to assist the transition to the market-based pricing arrangement that has been agreed to by the executive agents, subject to approval by the U.S. and Russian governments. In the event that the new market-based arrangement is not approved by the U.S. and Russian governments prior to calendar 2002, or if USEC does not have access to anticipated quantities of Russian SWU at anticipated prices, earnings and cash flow in fiscal 2002 would be substantially lower than currently projected, absent USEC making other arrangements.

      Under the terms of the executive agent agreement between USEC and the U.S. government, USEC can be terminated, or resign, as the U.S. executive agent, or additional executive agents may be named. In either event, any new executive agent could represent a significant new competitor that could adversely affect USEC’s market share and profitability.

Gross Profit

      Gross profit amounted to $113.3 million in the nine months ended March 31, 2001, a reduction of $57.2 million (or 34%) from $170.5 million in the corresponding period of fiscal 2000. Gross margin was 13% compared with 18% in the fiscal 2000 period. The reduction reflects the 3% decline in average SWU prices billed to customers, as well as continued high unit costs from low levels of SWU production at the plants.

Selling, General and Administrative

      Selling, general and administrative expense amounted to $35.3 million in the nine months ended March 31, 2001, about the same as in the corresponding period of fiscal 2000. As part of its cost reduction efforts, USEC plans to reduce headquarters costs by $10.0 million or 20%, with workforce reductions announced in February 2001 and additional planned cost savings primarily through reductions in the use of consultants and the consolidation of office space.

Operating Income

      Operating income amounted to $70.0 million in the nine months ended March 31, 2001, a reduction of $58.7 million (or 46%), compared with $128.7 million in the corresponding period of fiscal 2000. The reduction reflects lower gross profit.

Interest Expense

      Interest expense amounted to $26.0 million and total interest costs including capitalized interest amounted to $27.1 million in the nine months ended March 31, 2001, compared with $29.2 million and $31.5 million, respectively, in the corresponding period of fiscal 2000. The reduction reflects lower average levels of short-term debt outstanding in the fiscal 2001 period.

Provision (Credit) for Income Taxes

      The provision (credit) for income taxes in the three and nine months ended March 31, 2001, includes a special income tax credit of $37.3 million (or $.46 per share) resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status. USEC transitioned to taxable status in July 1998 at the time of the initial public offering of common stock. The change in estimate resulted from a reassessment of certain deductions for which related income tax savings were not certain.

      Excluding the special income tax credit, the effective income tax rate was 34% in the nine months ended March 31, 2001, about the same as in the corresponding period of fiscal 2000.

Net Income

      Excluding the special income tax credit, net income was $8.1 million (or $.10 per share) in the three months ended March 31, 2001, a reduction of $14.5 million (or 64%) from $22.6 million (or $.25 per share) in the corresponding period of fiscal 2000. The reduction reflects lower gross profit. Net income amounted to $45.4 million (or $.56 per share) in the three months ended March 31, 2001.

      Excluding the special income tax credit, net income was $33.6 million (or $.42 per share) in the nine months ended March 31, 2001, a reduction of $37.7 million (or 53%) from $71.3 million (or $.77 per share) in the corresponding period of fiscal 2000. The reduction reflects lower gross profit. Net income amounted to $70.9 million (or $.88 per share) in the nine months ended March 31, 2001.

      The average number of shares of common stock outstanding was 80.8 million in the nine months ended March 31, 2001, a reduction of 11.9 million shares (or 13%) from 92.7 million shares in the fiscal 2000 period. The reduction reflects the repurchase of common stock. At March 31, 2001, there were 80.5 million shares issued and outstanding.

Outlook

      Based on performance to date and the outlook for the remainder of the year, USEC anticipates net income in fiscal 2001 to be in the range of $35 to $40 million before special items. This exceeds the previous guidance of $30 to $35 million. USEC’s financial performance is above previous guidance due to lower costs and lower net interest expense.

      USEC expects cash flow from operations, after capital expenditures, in fiscal 2001 to be in a range of $125 to $130 million. This amount is lower than previous guidance due primarily to the acceleration of a Russian SWU delivery. In addition, lower SWU and uranium sales were offset by the timing of customer payments.

      Net income in fiscal 2002 will be driven by business performance and will be dependent upon the following factors:

•	Implementing an agreement with Russia for market-based pricing under the Russian contract beginning in January 2002 and for commercial SWU.
•	Continuing the current improvement in SWU and uranium market prices.
•	Meeting targets for lower production costs and selling, general and administrative expenses.

      USEC’s preliminary view of fiscal 2002 earnings is a range between $35 and $40 million. The current outlook assumes that cost reductions from the initial year of plant consolidation and a half-year’s benefit of purchasing Russian SWU at market-based prices will offset a decline in average SWU selling prices from lower-priced contracts signed in previous years. A shift in any of the key factors described above could have an adverse impact on USEC’s earnings and cash flow.

      During the past year, USEC has taken a number of significant steps to restructure its business, some of which have required one-time special charges. In fiscal 2002, cash payments will be made as these restructuring steps are implemented. For example, severance benefits and other shutdown costs connected with the cessation of enrichment at the Portsmouth plant will be paid in fiscal 2002. An integral element of the consolidation of production at a single plant is a build-up of SWU inventory to meet customer deliveries. Cash flow in the nine months ended March 31, 2001, reflects a substantial increase of $268.8 million in SWU inventories and, in fiscal 2002, cash outlays of almost $100 million will be invested in inventory. Together, these factors are the primary drivers for USEC’s initial guidance for cash flow in fiscal 2002. USEC expects cash flow after capital expenditures in a range of negative $30 to $50 million in fiscal 2002 with cash on hand at June 30, 2001, of $90 million with no short-term debt. Therefore, USEC has sufficient cash and borrowing capacity to meet corporate needs, such as dividend payments and capital expenditures. It is anticipated that cash flows will return to normal levels after fiscal 2002.

Liquidity and Capital Resources

      Liquidity and Cash Flows

      Net cash flows from operating activities amounted to $128.6 million in the nine months ended March 31, 2001, compared with $161.2 million in the corresponding period of fiscal 2000. Cash flow in the fiscal 2001 period reflects a substantial build-up of $268.8 million in SWU inventory as part of the consolidation of production at a single plant, a reduction of $245.3 million in trade receivables from the timing of customer orders, and an increase of $35.2 million in deferred revenue and advances from customers. In the fiscal 2000 period, cash flow reflects $55.0 million in deferred revenue received from a European customer and payments of $32.8 million relating to suspension of development of the AVLIS technology.

      Capital expenditures amounted to $40.8 million in the nine months ended March 31, 2001, compared with $55.9 million in the corresponding period in fiscal 2000. Capital expenditures in the fiscal 2001 period include costs to complete the upgrade of the Paducah plant’s capability to produce enriched uranium up to an assay of 5.5%. Capital expenditures of $45 million are expected in fiscal 2001.

      At March 31, 2001, a total of 20.6 million shares of common stock had been repurchased under an authorization to repurchase up to 30 million shares by June 2001. This reflects the repurchase of more than 20% of the shares outstanding since the buyback program began in June 1999. There were 2.8 million shares repurchased at a cost of $13.0 million in the nine months ended March 31, 2001, (including .2 million shares in the three months ended March 31, 2001), compared with 12.6 million shares repurchased at a cost of $103.3 million in the corresponding period of fiscal 2000.

      Dividends paid to stockholders amounted to $33.2 million in the nine months ended March 31, 2001, compared with $64.4 million in the corresponding period in fiscal 2000. In February 2000, the quarterly dividend payment was reduced by half to $.1375 per share, and there were 13% fewer average shares outstanding in the nine months ended March 31, 2001.

      Short-term debt declined by $50.0 million in the nine months ended March 31, 2001, and there were no short-term borrowings at March 31, 2001.

Capital Structure and Financial Resources

      Commitments available under a revolving credit bank facility expiring July 2003 amounted to $150.0 million at March 31, 2001. USEC is evaluating several options for replacing its bank credit facility. The increase in shareholders’ equity from the special income tax credit and better than forecasted operating earnings provides an expanded timeframe for USEC to fully explore options for the eventual replacement of this credit facility.

      At March 31, 2001, USEC was in compliance with financial covenants under the bank credit facility, including restrictions on the granting of liens or pledging of assets, a minimum stockholders’ equity and a debt to total capitalization ratio, as well as other customary conditions and covenants. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facility includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

      The total debt-to-capitalization ratio was 34% at March 31, 2001, compared with 37% at June 30, 2000.

      A summary of working capital follows (in millions):

	March 31,	June 30,
	2001	2000

Cash, net of short-term debt	$64.6	$23.0

Inventories, net	1,070.9	825.1

Other	(96.2)	180.3

Working capital	$1,039.3	$1,028.4

      There are four nuclear reactors operated by two utilities in California. USEC supplies enriched uranium to two reactors under a long-term contract with Pacific Gas and Electric Company (“PG&E”). In April 2001, PG&E declared bankruptcy under Chapter 11 of the federal bankruptcy code. USEC expects to continue to supply enriched uranium to PG&E, and USEC may bid on supplying enriched uranium to other reactors not currently under contract. At March 31, 2001, there were no trade receivables outstanding, and there have been no delays in collections or cancelled orders. USEC is closely monitoring the electricity crisis and financial problems of the utilities in California and remains committed to protecting its business position and fulfilling its contractual obligations.

      USEC expects that its cash, internally generated funds from operating activities, and available financing under the bank credit facility will be sufficient to meet its obligations as they become due, to fund operating requirements of the plants including severance benefits and other shutdown costs at the Portsmouth plant, purchases of SWU under the Russian contract and the planned build-up of SWU inventories, capital expenditures, interest expense, and quarterly dividends.

USEC Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At March 31, 2001, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian contract approximate fair value because of the short-term nature of the instruments.

      The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at March 31, 2001, follow (millions):

	Maturity Dates		March 31, 2001

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:

6.625% senior notes	$350.0		$350.0	$315.4

6.750% senior notes		$150.0	150.0	128.6

			$500.0	$444.0

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

Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

Exhibit
No.	Description

10.50	Letter Supplement to power agreement between Ohio Valley Electric Corporation and the United States of America acting by and through the Secretary of the Department of Energy, dated March 20, 2001.

      (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

USEC Inc.

May 1, 2001	By /s/ Henry Z Shelton, Jr.

Henry Z Shelton, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)