Form 10-K405
period 2001-06-30
USEC INC
filed 2001-09-05
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Democracy Center 6903 Rockledge Drive, Bethesda, MD (Address of principal executive offices)	20817 (Zip Code)

Registrant’s telephone number, including area code: (301) 564-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.10 per share Preferred Stock Purchase Rights	Name of Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

6.625% senior notes, due January 20, 2006
6.750% senior notes, due January 20, 2009

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      As of July 31, 2001, there were 80,590,000 shares of Common Stock, par value $.10 per share, issued and outstanding. As of July 31, 2001, the market value of the Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange was $685.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

USEC Inc.

Annual Report on Form 10-K

Fiscal Year Ended June 30, 2001

      This Annual Report on Form 10-K includes certain forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, whether and at what level duties are imposed in the pending U.S. Government antidumping and countervailing duty investigations of low enriched uranium from France, Germany, the Netherlands and the United Kingdom, implementation of the market-based pricing arrangement and deliveries under the Russian Contract, the availability and cost of electric power, USEC’s ability to successfully execute its internal performance plans and maintain access to short-term funding, the refueling cycles of USEC’s customers, resolution of inventory issues with the Department of Energy, the outcome of litigation, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

PART I

Items 1 and 2.  Business and Properties

Overview

      USEC Inc. (“USEC”), a global energy company, is the world leader in the supply of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for nuclear reactors to produce electricity. USEC, including its wholly owned subsidiaries, was organized under Delaware law in connection with the privatization of the United States Enrichment Corporation, a corporation then wholly owned by the U.S. Government. USEC completed an initial public offering of common stock on July 28, 1998, thereby transferring all of the U.S. Government’s interest in the business, with the exception of certain liabilities from prior operations of the U.S. Government. References to USEC include USEC’s wholly owned subsidiaries as well as the predecessor to USEC unless the context otherwise indicates.

      In fiscal 2001, USEC successfully implemented a number of strategic initiatives in response to a difficult and challenging market environment. These actions, which are briefly described below, were taken to further strengthen USEC’s core business.

•	Production was consolidated at a single facility on time and on budget, following approval from the Nuclear Regulatory Commission (“NRC”) to increase the maximum production assay at the Paducah plant and ceasing enrichment operations at Portsmouth.

•	In fiscal 2001, the number of employees at the plants and at headquarters was reduced by 19%. Over the last three years, the number of employees and contractors has been reduced by 40%.

•	As a result of the headquarters workforce reductions, planned reductions in the use of consultants and the consolidation of office space, selling, general and administrative expense is expected to be 20% lower in fiscal 2002.

•	USEC began purchasing electric power under a new long-term power supply contract with Tennessee Valley Authority (“TVA”), ensuring a competitively-priced supply of electric power. An agreement was reached with Ohio Valley Electric Corporation (“OVEC”) releasing USEC from future power purchase commitments at the Portsmouth plant.

•	In May 2000, USEC negotiated an agreement-in-principle with its Russian counterpart to establish market-based pricing under the Russian Contract. Approval of the agreement by the U.S. and Russian governments is still pending.

•	To restore fair pricing in the U.S. market, USEC asked the U.S. Government to investigate whether LEU from four Western European countries is being sold in the U.S. market at unfairly low prices or benefiting from foreign government subsidies. The U.S. Department of Commerce (“DOC”) preliminarily ruled that LEU from the four countries is being subsidized and LEU from two of the countries is being sold at unfairly low prices. Final rulings are anticipated later this calendar year.

•	In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant and began providing winterization, cold standby and deposit removal services at the Portsmouth plant under contract with the U.S. Department of Energy (“DOE”).

•	Work continued under a cooperative research and development agreement with DOE to update and improve the design of a U.S.-based advanced centrifuge technology, and USEC continued research and development of SILEX, a third-generation laser-based technology.

•	In June 2001, USEC completed a share repurchase program, pursuant to which USEC bought back 20% of the outstanding shares of common stock.

      These accomplishments have been accompanied by significant improvements in market prices for separative work units (“SWU”) and uranium in fiscal 2001. According to industry publications, prices for

SWU under new long-term contracts increased 23% to $102 per SWU since the beginning of fiscal 2001, and uranium prices increased 11% to $31 per kilogram of uranium hexafluoride over the same period. Since most of USEC’s sales are under long-term contracts, the positive impact of higher prices today will be recognized in future periods and will help offset lower-priced contracts signed in recent years.

      USEC recognizes that it has continuing challenges, but, as demonstrated by its record of achievement in a difficult operating environment, USEC is positioned to meet these challenges. One of USEC’s highest priorities continues to be implementation of the agreement-in-principle reached with the Russian Executive Agent last year that includes new market-based pricing under the Russian Contract beginning in January 2002 and the purchase of additional quantities of Russian SWU. USEC’s fiscal 2002 earnings and cash flow estimates are based on timely implementation of the new terms. If there is significant delay in the implementation of the new terms, or if USEC is not permitted to purchase anticipated quantities of Russian SWU at anticipated prices, earnings and cash flow in fiscal 2002 will be adversely affected.

Uranium and Enrichment

      USEC supplies LEU to electric utilities for use in about 170 nuclear reactors. Revenue is derived from sales of the SWU component of LEU shipped to customers who supply uranium feedstock to USEC, from sales of the SWU and uranium components of LEU shipped to customers who do not supply feedstock, and from sales of uranium. USEC maintains significant inventories of SWU and uranium for use in such sales.

      As found in nature, uranium consists of three isotopes, the two principal ones being uranium-235 (“U235”) and uranium-238 (“U238”). U238 is the more abundant isotope, but is not fissionable in thermal reactors. U235 is the fissionable isotope, but its concentration in natural uranium is only about .711% by weight. Light water nuclear reactors, which are operated by most nuclear utilities in the world today, require LEU fuel with a U235 concentration in the range of 3% to 5% by weight. Uranium enrichment is the process by which the concentration of U235 is increased to that level.

      The standard measure of enrichment in the uranium enrichment industry is a separative work unit (“SWU”). A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope, and is measured using a standard formula based on the physics of uranium enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as its SWU component.

      Generally, contracts with customers to provide LEU are long-term requirements contracts under which the customer is obligated to purchase from USEC a specified percentage of the SWU component of the LEU that the customer subsequently delivers to fabricators for conversion into nuclear fuel. Consequently, annual sales are dependent upon the customers’ nuclear fuel requirements, which are driven by nuclear reactor refueling schedules, reactor maintenance schedules, customers’ considerations of costs, and regulatory actions. Under delivery optimization and other customer oriented programs, USEC advance ships LEU to nuclear fuel fabricators for scheduled or anticipated orders from utility customers.

      Revenue from domestic customers represented 49% and revenue from foreign customers represented 51% of total revenue in fiscal 2001. No customer represented more than 10% of revenue in fiscal years 2001, 2000 or 1999.

Backlog

      Under USEC’s contracts, customers provide non-binding estimates of their requirements to facilitate USEC’s ability to plan production requirements. Backlog is the aggregate dollar amount of SWU and uranium that USEC expects to sell pursuant to long-term requirements contracts with utilities. Based on customers’ estimates of their requirements and certain other assumptions, including estimates of inflation rates, at June 30, 2001, USEC had long-term requirements contracts with utilities aggregating $5.4 billion through fiscal 2011 (including $3.1 billion through fiscal 2004), compared with $6.1 billion at June 30, 2000.

Variability of Revenue and Operating Results

      Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which generally range from 12 to 24 months. These schedules are in turn affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the lower electricity demand periods of spring and fall. Thus, some reactors are scheduled for fall refueling, spring refueling or for 18-month cycles alternating between both seasons. Customer orders for the SWU component of LEU typically average $12.0 million per order.

Gaseous Diffusion Plants

      In fiscal 2001, USEC produced LEU at two gaseous diffusion plants (the “plants”) located in Paducah, Kentucky (McCracken County) and near Portsmouth, Ohio (Pike County). The gaseous diffusion process involves the passage of uranium in a gaseous form through a series of porous barriers. Because U235 is lighter, it passes through the barrier more readily than does U238, resulting in gaseous uranium that is enriched in U235, the fissionable isotope. Uranium is continuously enriched in U235 as it moves through the process.

      The Paducah plant consists of four process buildings and is one of the largest industrial facilities in the world. Process buildings at the Paducah plant have a total floor area of 150 acres, and the site covers 750 acres. Although the plant is continuously operated, the process is designed so that groups of equipment can be taken off-line with little or no interruption in the process.

      The Paducah plant has been certified by the NRC to produce LEU. USEC estimates that the maximum capacity of the existing equipment at the Paducah plant is about 8 million SWU per year. Based on the availability and cost of electric power under existing power contracts, USEC expects to utilize the production equipment to produce about 5 million SWU in fiscal 2002. In fiscal 2001, USEC completed upgrades that increased the Paducah plant’s capability to enrich uranium up to an assay of 5.5% U235. LEU produced at the Paducah plant is currently shipped to the Portsmouth plant for transfer and shipment to customers.

      In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant. The plant was placed into cold standby at the request of the DOE. Cold standby is a condition under which the plant could be returned to about half of its design capacity within two years if the U.S. Government determined that additional domestic enrichment capacity was necessary. A significant number of USEC employees remain at the Portsmouth plant providing contract services for DOE to maintain the plant in cold standby, winterize the facility and remove uranium deposits. USEC continues to operate the transfer and shipping facilities at the Portsmouth plant.

      In fiscal 2001, the plants were operated at levels significantly below their design capacity and below the maximum capacity of the existing equipment. The volume of LEU delivered to USEC under the Russian Contract has increased and sales were lost to aggressive and unfair pricing by European competitors. USEC substantially reduces production and the related electric power load in the summer months when the cost of power is high. The electric power load at the Paducah plant is steadily increased after the summer months as production equipment is returned to service.

      USEC leases the plants from DOE. The lease covers most, but not all, of the buildings and facilities at the plants. At its sole option, USEC has the right to extend the lease indefinitely, with respect to either or both plants, for successive renewal periods. USEC may increase or decrease the property under the lease to meet its changing requirements. Within the contiguous tracts, certain buildings, facilities and areas related to environmental restoration and waste management have been retained by DOE and are not leased to USEC. At termination of the lease, USEC may leave the property in “as is” condition, but must remove all waste generated by USEC, which is subject to off-site disposal, and must place the plants in a safe shutdown condition. DOE is responsible for the costs of decontamination and decommissioning of the plants. If removal of any of USEC’s capital improvements increases DOE’s decontamination and decommissioning costs, USEC is required to pay such increases. Title to capital improvements not removed by USEC will automatically be transferred to DOE at the end of the lease term.

      Under the lease, DOE is required to indemnify USEC for costs and expenses related to claims asserted against or incurred by USEC arising out of DOE’s operation, occupation or use of the plants. DOE activities at the plants are focused primarily on environmental restoration and waste management and management of depleted uranium. DOE is required to indemnify USEC against claims for public liability (i) arising out of or in connection with activities under the lease, including domestic transportation and (ii) arising out of or resulting from a nuclear incident or precautionary evacuation. DOE’s obligations are capped at the $9.4 billion statutory limit set forth in the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States. The Price-Anderson Act is scheduled to expire August 2002. USEC expects indemnification legislation will be reauthorized.

Electric Power and Materials

      USEC’s uranium enrichment operations require significant amounts of electric power. In September 2000, USEC began purchasing a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with TVA. TVA provides electric power at fixed contract prices with capacity varying monthly from 300 to 1,780 megawatts. Prices are fixed from September 2000 until May 2006. In order to reduce power costs, USEC substantially reduces production and the related power load at the Paducah plant in the summer months when the cost of power is high. Subject to prior notice, TVA may interrupt power to the Paducah plant, except no interruption is allowed in the summer months. Under the agreement, amounts paid to TVA for power purchased in fiscal 2001 were reduced by a deferred payment obligation. At June 30, 2001, the deferred payment obligation amounted to $40.8 million. USEC has secured the obligation, as long as it is outstanding, by transferring title to uranium inventories with an equivalent value to TVA. The obligation and related interest is scheduled to be satisfied in connection with the sale of the SWU component of LEU delivered to TVA under a requirements contract in fiscal years 2002 through 2004.

      In fiscal 2001, USEC purchased electric power for the Portsmouth plant from OVEC, and purchased a portion of the electric power for the Paducah plant from Electric Energy, Inc. (“EEI”), under power purchase contracts between DOE and OVEC and EEI. DOE transferred the benefits of the OVEC and EEI power purchase contracts to USEC. Costs for electric power purchased from OVEC and EEI are based on actual costs incurred by OVEC and EEI and represented 66% of the power purchased in fiscal 2001. In fiscal 2002, USEC expects power purchases from TVA will represent 73% of the power supply.

      In November 2000, regulatory approval was obtained for a power monetization agreement USEC entered into with DOE and OVEC in May 2000. USEC released a substantial portion of the electric power at the Portsmouth plant in the summer of 2000, and OVEC paid USEC $44.0 million in exchange for the power. By substantially reducing production and the related power load, USEC monetized the high value of the summer power.

      In September 2000, USEC provided notice to terminate the electric power contract with DOE and OVEC effective April 2003 and to release power to OVEC when uranium enrichment operations at the Portsmouth plant ceased. Under the terms of a supplemental letter agreement, dated March 20, 2001, OVEC released USEC from commitments to purchase electric power when enrichment operations ceased in May 2001. Upon termination of the power contract in April 2003, USEC is responsible for its pro rata share of OVEC’s obligations for postretirement health benefit costs and its pro rata share of OVEC’s obligations for future decommissioning and shutdown activities at the coal-burning power generating facilities owned and operated by OVEC. USEC has accrued its estimated pro rata share of such obligations. Final determinations of such costs by independent actuaries and engineering consultants could be different from the estimated amounts accrued as obligations by USEC.

      The Paducah plant uses freon as the primary process coolant. The production of freon in the United States was terminated in 1995. Freon leaks from pipe joints, sight glasses, valves, coolers and condensers resulted in leakage of 400,000 pounds of freon in fiscal 2001, a level that is within the limits set by the

Environmental Protection Agency. USEC believes that its efforts to reduce freon losses and its inventory of freon should be adequate to continue to utilize freon at the Paducah plant through at least fiscal 2003.

      Equipment components (such as compressors, coolers, motors and valves) requiring maintenance are removed from the process and repaired or rebuilt on site. Common industrial components, such as the breakers, condensers and transformers in the electrical system, are procured as needed. Some components and systems may no longer be produced, and spare parts may not be readily available. In these situations, replacement components or systems are identified, tested, and procured from existing commercial sources, or the plants’ technical and fabrication capabilities are utilized to design and build replacements.

      USEC substantially reduces equipment utilization if electric power is in short supply or prohibitively expensive. Equipment utilization at the Paducah plant was 63% in fiscal 2001 and 66% in 2000, reflecting planned reductions of LEU production in the summer months when the cost of electric power is high. Reductions in equipment utilization also result from repair and maintenance activities.

Russian Contract

      USEC has been designated by the U.S. Government to act as its Executive Agent in connection with a government-to-government agreement between the United States and the Russian Federation under which USEC purchases the SWU component of LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, on behalf of the U.S. Government, signed an agreement (“Russian Contract”) with AO Techsnabexport (now known as OAO “Techsnabexport” or “Tenex”), Executive Agent for the Ministry of Atomic Energy of the Russian Federation (“MINATOM”). MINATOM is formally the Executive Agent for the Russian Federation, but in practice, Tenex administers the Russian Contract and therefore is referred to as the “Russian Executive Agent”.

      In April 1997, USEC entered into a memorandum of agreement (“Executive Agent MOA”) with the U.S. Government whereby USEC agreed to continue to serve as the U.S. Executive Agent following the privatization. Under the terms of the government-to-government agreement and the Executive Agent MOA, USEC can be terminated or resign as U.S. Executive Agent upon the provision of 30 days’ notice. In the event of termination or resignation, USEC would have the right and the obligation to purchase the SWU component of LEU that is to be delivered during the calendar year of the date of termination and the following calendar year if prices have been established for such following year by agreement or under the terms of the Russian Contract. The Executive Agent MOA also provides that the U.S. Government can appoint alternate or additional executive agents to carry out the government-to-government agreement. A new Executive Agent could represent a significant new competitor that could adversely affect USEC’s profitability and sales.

      Over the life of the 20-year Russian Contract, USEC expects to purchase up to approximately 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, of which 22.4 million SWU had been purchased as of June 30, 2001. Purchases of the SWU component of LEU from the Russian Federation represented 52% of the combined produced and purchased supply mix for USEC in fiscal 2001, compared with 41% in fiscal 2000. Subject to approval by the U.S. Government of an agreement-in-principle with the Russian Executive Agent, USEC expects purchases of the SWU component of LEU imported from Russia will approximate 60% of the supply mix in fiscal 2002.

      USEC reached an agreement-in-principle with the Russian Executive Agent in May 2000 that includes a new market-based pricing agreement under the Russian Contract and an agreement to purchase a fixed quantity of commercial SWU contained in LEU from Russia. The pricing agreement with the Russian Executive Agent is for the period of calendar year 2002 through 2013. Implementation of the agreement is subject to review and approval by the U.S. and Russian Governments and adoption of an amendment to the antidumping suspension agreement between the DOC and the Russian Federation to permit importation of commercial LEU from Russia. The timing and conditions, if any, for approval by the U.S. and Russian Governments are uncertain. If the pricing agreement is not approved, and other pricing terms are not agreed upon, USEC would have the right to purchase the SWU component of LEU under the Russian Contract for calendar 2002 at calendar 2001 prices. USEC expects the pricing agreement will be finalized before January 2002.

Uranium Inventories

      In December 2000, USEC reported to DOE that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the material out of specification. USEC and DOE have agreed on a process, including further sampling, to determine the actual amount of material that may be affected, and that process is underway and expected to be completed in the first half of fiscal 2002, subject to the procedures and time constraints of DOE. The total amount of uranium inventory that may be impacted, if further testing shows that all the material is affected, is approximately 9,500 metric tons with a cost of approximately $230 million at June 30, 2001. An impairment in the valuation of uranium inventory would result if testing indicates that the material is out of specification and if DOE fails to replace it.

      USEC believes, after consultation with legal counsel, that DOE committed itself to transfer non-contaminated material that conforms to regulatory and industry specifications for natural uranium. While no agreement has been reached yet with DOE, USEC expects DOE to replace any material found to be out of specification. Although USEC has sufficient other inventories on hand to meet delivery commitments to customers for the next two years, an impairment in the valuation of uranium inventory would have an adverse impact on USEC’s financial condition and results of operations.

Alternative Uranium Enrichment Technologies

      USEC is exploring alternative uranium enrichment technologies with the goal of developing, constructing and deploying a new enrichment facility and process to replace its aging gaseous diffusion operations. USEC has evaluated several enrichment technologies and has narrowed its focus to U.S. centrifuge and SILEX. USEC is designing its centrifuge based on the DOE design developed in the 1970s and 1980s. USEC is also developing SILEX, an advanced laser-based enrichment technology. Advanced technology development costs are charged to expense as incurred and amounted to $11.4 million in each of fiscal years 2001 and 2000. USEC expects to select an advanced technology program in fiscal 2002, and believes new enrichment facilities using either gas centrifuge or SILEX could be ready by the end of the decade.

      Centrifuge technology is proven and in use in several foreign countries. Centrifuge machines enrich uranium by spinning uranium hexafluoride at very high speeds, separating the lighter U235 from the heavier U238. The separation work output is dependent on the size and spinning speed of the centrifuge rotors. DOE spent $3 billion on research and development and construction of centrifuge facilities. The centrifuge machines enriched uranium hexafluoride and achieved performance in excess of design goals. Development is being conducted under a Cooperative Research and Development Agreement (“CRADA”) with UT-Battelle LLC, the management and operating contractor for DOE’s Oak Ridge National Laboratory.

      USEC has secured exclusive rights to the commercial use of the SILEX process, an Australian laser-based technology for enriching uranium hexafluoride, which USEC is developing in partnership with Silex Systems Limited in Australia. SILEX or Separation of Isotopes by Laser Excitation has the potential to be an evolutionary improvement in uranium enrichment. SILEX uses lasers that are tuned to excite only the U235 isotopes and not the U238 isotopes, enabling separation through a gas dynamic effect. It should have the advantage of using far less electricity than the gaseous diffusion process, because it should be able to more efficiently separate the two isotopes. In June 2001, the U.S. and Australian governments jointly declared SILEX technology to be classified. If successfully deployed, SILEX would reduce the cost of enriching uranium primarily because it uses significantly less electric power. The SILEX technology is in the early stages of development.

Nuclear Regulatory Commission – Regulation

      The plants are certified and regulated by the NRC. The NRC issued Certificates of Compliance to USEC for the operation of the plants in November 1996 and began regulatory oversight in March 1997. The term of the NRC certification of the plants has been renewed for a five-year period ending December 2003. As part of the certification process, the NRC found the plants to be generally in compliance with its regulations. However, exceptions were noted in certain compliance plans which set forth binding commitments for actions and schedules to achieve full compliance (the “Compliance Plan”). At June 30, 2001, a substantial portion of the Compliance Plan actions had been completed.

      The Compliance Plan required seismic upgrading of two main process buildings at the Paducah plant to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. The Paducah plant is located near the New Madrid fault line. In July 2000, USEC announced completion of the seismic modifications. Capital expenditures incurred by USEC for seismic modifications amounted to $2.0 million in fiscal 2001 and $27.3 million in fiscal 2000.

      In March 2001, the assay upgrade project at the Paducah plant was completed, and the Paducah plant was certified by the NRC to produce enriched uranium up to an assay of 5.5% U235. In April 2001, the Paducah plant produced enriched uranium at nearly 5% assay, the highest level needed to meet customer requirements. The union representing hourly employees at the Portsmouth plant, Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO and its local no. 5-689 (“PACE”), filed an administrative appeal with the NRC of the decision to permit the operation of the Paducah plant at the higher assay. The NRC Director of the Office of Nuclear Material Safety and Safeguards has rejected the PACE appeal, and PACE has appealed the Director’s decision. If the NRC hears the PACE appeal, USEC expects that the NRC will uphold the Director’s decision.

      The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations, and conditions of a Certificate of Compliance, Compliance Plan, or Order. The NRC has the authority to impose civil penalties for certain violations of its regulations. USEC has received notices of violation for certain violations of these regulations and Certificate conditions, none of which has exceeded $88,000. In each case, USEC took corrective action to bring the facilities into compliance with NRC regulations. USEC does not expect that any proposed notices of violation it has received will have a material adverse effect on its financial position or results of operations.

Environmental Matters

      USEC’s operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. USEC’s operations generate low-level radioactive waste that is stored on-site or is shipped off-site for disposal at commercial facilities. In addition, USEC’s operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal. Because of limited treatment and disposal capacity, some mixed waste is being temporarily stored at DOE’s permitted storage facilities at the plants. USEC has entered into consent decrees with the States of Kentucky and Ohio that permit the continued storage of mixed waste at DOE’s permitted storage facilities at the plants and provide for a schedule for sending the waste to off-site treatment and disposal facilities.

      USEC’s operations generate depleted uranium that is currently being stored at the plants. Depleted uranium is a by-product of the uranium enrichment process where the concentration of the U235 isotope is less than the concentration of .711% found in natural uranium. All liabilities arising out of the disposal of depleted uranium generated before July 28, 1998, are direct liabilities of DOE. The USEC Privatization Act requires DOE, upon USEC’s request, to accept for disposal the depleted uranium generated after the July 28, 1998 privatization date, in the event that depleted uranium is determined to be a low-level radioactive waste, provided USEC reimburses DOE for its costs.

      The plants were operated by agencies of the U.S. Government for approximately 40 years prior to July 28, 1998. As a result of such operation of the plants, there is contamination and other potential environmental liabilities. The Paducah plant has been designated as a Superfund site, and both plants are undergoing investigations under the Resource Conservation and Recovery Act. Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants. The USEC Privatization Act and the lease for the plants provide that DOE remains responsible for decontamination and decommissioning of the plants.

      Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for information on operating costs and capital expenditures relating to environmental matters.

Occupational Safety and Health

      USEC’s operations are subject to regulations of the Occupational Safety and Health Administration governing worker health and safety. USEC maintains a comprehensive worker safety program that continually monitors key components of the workplace environment, resulting in a solid worker safety record. At the time the plants were leased from DOE a number of non-compliances were identified. USEC has either corrected or taken compensatory actions with respect to the identified non-compliances. USEC does not expect any non-compliances will have a material adverse effect on its financial position or results of operations.

Competition and Foreign Trade

      The highly competitive global uranium enrichment industry has four major producers of LEU:

•	USEC;

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by private German utilities;

•	Eurodif, a multinational consortium controlled by Cogema S.A., a company principally owned by the French government; and

•	Tenex, a Russian entity that markets nuclear fuel for Russia’s government-owned enrichment facilities.

      There are also smaller suppliers in China and Japan that primarily serve only a portion of their respective domestic markets.

      Urenco, Tenex, and Japan Nuclear Fuels Limited use centrifuge technology to produce LEU. Urenco has an ongoing expansion program under which it has been increasing capacity at a rate of about 400,000 SWU per year. Eurodif and Japan Nuclear Fuels have announced that they are exploring new enrichment technologies.

      Global LEU suppliers compete primarily in terms of price, and secondarily on reliability of supply and customer service. USEC is committed to being competitive on price and delivering superior customer service. USEC believes that customers are attracted to its reputation as a reliable long-term supplier of enriched uranium and intends to continue strengthening this reputation.

      While there are only a few primary suppliers, there is an excess of production capacity in the world today as well as an additional supply of LEU that is available for commercial use from the dismantlement of nuclear weapons in the former Soviet Union and the United States. Much of the excess capacity is held by the Russian Government, and imports of Russian LEU and other uranium products are subject to certain trade restrictions in the United States and other markets.

      All of USEC’s competitors are owned or controlled, in whole or in part, by foreign governments and may make business decisions influenced by political and economic policy considerations rather than commercial profit-maximizing considerations. USEC believes that a significant portion of the East and West European markets may be closed to USEC because purchasers in certain areas may favor their local producers, due to government influence or other political considerations.

      LEU supplied by USEC to foreign customers is exported from the United States under the terms of international agreements governing nuclear cooperation between the United States and the country of destination. For example, exports to countries comprising the European Union take place within the framework of an agreement for cooperation (the “EURATOM Agreement”) between the United States and the European Atomic Energy Community, which, among other things, permits LEU to be exported from the United States to the European Union for as long as the EURATOM Agreement is in effect.

USEC-supplied LEU is exported to utilities in other countries under similar agreements for cooperation. If any such agreement should lapse, terminate or be amended such that USEC could not make sales or deliver LEU for export to jurisdictions subject to such agreement, it could have a material adverse effect on USEC’s financial position and results of operations.

      USEC believes that imports of LEU in the United States must conform with U.S. trade law requirements of fair pricing in order to maintain long-term domestic enrichment capacity and to promote healthy competition and a strong nuclear fuel cycle. Sustaining a domestic enrichment capability helps ensure U.S. national security and energy security. In that connection, USEC strongly supports the following measures to preserve fair pricing in the U.S. market.

     Russian Suspension Agreement.

      Imports of LEU produced in the Russian Federation are subject to restrictions imposed under a 1992 agreement suspending an antidumping investigation of imports of all forms of Russian uranium (the “Russian SA”) that was initiated by the DOC at the request of the U.S. producers of natural uranium and uranium workers. With limited exceptions, the Russian SA prohibits nearly all imports of LEU from Russia other than LEU derived from highly enriched uranium imported under the Russian Contract.

      By its terms, the Russian SA will remain in force until March 2004 unless terminated by the Russian or U.S. governments at an earlier date upon 90 days notice. In the course of a review conducted in calendar year 2000, the DOE and the U.S. International Trade Commission (“ITC”) determined that if the Russian SA were terminated, dumping of Russian uranium products, including LEU, likely would resume, resulting in material injury to the U.S. industry, including USEC. Thus, absent the restrictions imposed by the Russian SA, USEC would face significantly increased competition, and market prices for SWU and LEU could be further depressed, adversely impacting USEC’s profitability and sales.

     Investigation of Imports from France, Germany, the Netherlands and the United Kingdom.

      Urenco and Eurodif have been aggressive in their attempts to increase market share in the United States, resulting in a decline in market prices beginning in 1998. As a result, in December 2000, USEC asked the U.S. Government to initiate an investigation into the pricing of LEU from these suppliers and to restore fair competition in the enrichment market. Specifically, in petitions filed with the DOC and the ITC, USEC charged that imports of LEU from Eurodif (along with its sales agent, Cogema) and Urenco were being sold in the U.S. market at prices below the cost of production plus a reasonable profit and that such production was benefiting from government subsidies in their home markets. USEC further alleged that imports of LEU from these suppliers had materially injured the domestic enrichment industry and threatened to continue to do so in the future.

      On December 27, 2000, the DOC initiated the antidumping and countervailing duty investigations requested by USEC, and on January 22, 2001, the ITC ruled that there is a reasonable indication that imports of LEU from the four countries under investigation threaten to cause material injury to the domestic enrichment industry. On May 7, 2001, the DOC preliminarily determined that subsidies were being provided to producers and exporters of LEU from France, Germany, the Netherlands and the United Kingdom, and on July 5, 2001, the DOC preliminarily determined that imports of LEU from France and the United Kingdom were being sold at less than fair value (i.e., “dumped”) in the United States. Pursuant to these findings, the DOC now requires that importers of LEU from France and the United Kingdom post bonds to cover combined antidumping and countervailing duties of 31.46% (if from France) and 7.07% (if from the United Kingdom) on the value of the LEU, while importers of LEU from Germany and the Netherlands must post bonds to cover countervailing duties of 3.72% on the value of the LEU.

      Final determinations by the DOC in all investigations are scheduled to be made in November 2001. If the DOC makes final affirmative determinations in any of its investigations, the ITC will then make a final determination regarding material injury or threat of material injury to USEC by reason of these imports. Duties will thereafter be collected on any imports from any country for which the ITC makes an affirmative final determination.

      Market prices for SWU in new contracts in the United States have increased since initiation of the investigations. Future expectations of market prices are dependent on the final determinations by the DOC and ITC as well as ongoing competitive pressures. If duties are not imposed on imports of LEU from the countries subject to these investigation, or if the duties are not commercially significant, market prices for SWU and LEU could again be depressed, adversely impacting USEC’s future profitability and sales.

     Stockpile of LEU Located in Kazakhstan.

      In August 1999, USEC asked DOC to clarify that a stockpile of LEU containing approximately 3 million SWU, which was produced in Russia but located in Kazakhstan at the time of the break-up of the Soviet Union, falls within the scope of the Russian SA (the “Origin Determination”). DOC has not yet ruled on the Origin Determination. If it rules that the stockpile is subject to the Russian SA, then the stockpile will be subject to the import limits under the Russian SA. If DOC rules that the stockpile is not subject to the Russian SA, then the material could be imported into the United States for sale to U.S. utilities, unless USEC is successful in its appeal of the ITC’s negative injury determination in a 1999 antidumping investigation of imports of uranium from Kazakhstan. USEC’s appeal of the ITC determination was rejected by the U.S. Court of International Trade in February 2001, but USEC has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. If USEC were to lose both the Origin Determination and the appeal of the ITC determination, the stockpile could be sold in the United States free of any antidumping restrictions. Such sales could depress market prices and adversely affect USEC’s profitability and sales.

Certain Arrangements Involving the U.S. Government

      USEC is a party to a number of agreements, arrangements and other activities with the U.S. Government, including the Executive Agent agreement under which USEC purchases the SWU component of LEU delivered under the Russian Contract, discussions with DOE regarding possible technetium contamination of certain uranium inventories at the Paducah plant, the electric power agreements under which USEC purchases electric power from OVEC and EEI, the lease for the plants, contract services for winterization, cold standby and deposit removal at the Portsmouth plant beginning June 2001, future deliveries and down-blending of highly enriched uranium transferred to USEC from DOE in 1998, cooperative research and development of gas centrifuge technology, and contract services for environmental activities provided by USEC at the plants as a contractor or as a subcontractor.

Employees

      As of June 30, 2001, USEC had 3,100 employees including 2,980 at the plants (1,510 located at the Portsmouth plant and 1,470 at the Paducah plant) and 120 at headquarters in Bethesda, Maryland. At the plants, 2,190 employees work in uranium enrichment and transfer and shipping operations, and the remainder are involved in DOE-funded activities. In fiscal 2001, the number of employees at the plants and at headquarters declined 19%. During the same period, the number of employees working in uranium enrichment and transfer and shipping operations declined 33%, and the number of employees providing contract services for DOE increased.

      Two labor unions represent 51% of the employees at the plants. The collective bargaining agreement covering 660 hourly employees at the Paducah plant represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union expired July 31, 2001. The contract renewal process is underway.

Item 3. Legal Proceedings

      On October 27, 2000, a federal securities lawsuit was filed against USEC in the U.S. District Court for the Western District of Kentucky, Paducah Division. In June 2001, the lawsuit was transferred to the U.S. District Court for the Southern District of Maryland. The lawsuit names as defendants USEC and certain of its officers and seven underwriters involved in the initial public offering of common stock. Additional lawsuits of a similar nature have been filed in the same court. The plaintiffs in each lawsuit seek to represent a class of purchasers of USEC’s common stock between July 23, 1998, and December 2,

1999. On July 23, 1998, USEC’s common stock began trading in connection with the initial public offering. The lawsuits generally allege that certain statements in the registration statement and prospectus for the initial public offering were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties. The plaintiffs seek compensatory damages. USEC believes that the allegations are without merit and intends to defend itself vigorously, and that the outcome of these lawsuits will not have a material adverse effect on its financial position or results of operations.

      In June 2001, USEC received notices from the Ohio State Department of Taxation asserting deficiencies in personal property tax payments for calendar years 2000 and 1999. The total additional property taxes asserted amount to $13.3 million plus interest and relate principally to certain inventories USEC believes are exempt from personal property taxes in Ohio. USEC believes it has meritorious defenses to the asserted deficiencies and plans to file petitions for reassessment challenging the additional property taxes.

      USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Executive Officers

      Executive officers at June 30, 2001, follow:

	Age at
Name	June 30, 2001	Position

William H. Timbers	51	President and Chief Executive Officer
Dennis R. Spurgeon	57	Executive Vice President and Chief Operating Officer
Robert J. Moore	44	Senior Vice President and General Counsel
Philip G. Sewell	55	Senior Vice President
Henry Z Shelton, Jr.	57	Senior Vice President and Chief Financial Officer
James N. Adkins, Jr.	65	Vice President, Services and Projects
Dennis J. Blair	44	Vice President, Human Resources and Administration
J. Morris Brown	61	Vice President, Operations
Gary G. Ellsworth	53	Vice President, Government Relations
Timothy B. Hansen	37	Vice President, Deputy General Counsel and Secretary
Robert Van Namen	40	Vice President, Marketing and Sales
Michael T. Woo	48	Vice President, Strategic Development
Charles B. Yulish	64	Vice President, Corporate Communications

      Officers serve at the pleasure of the Board of Directors.

      William H. Timbers has been President and Chief Executive Officer since 1994.

      Dennis R. Spurgeon has been Executive Vice President and Chief Operating Officer since June 2001. Prior to joining USEC, Mr. Spurgeon was principal owner and chief executive officer of Swift Group LLC, an international leader in shipbuilding for commercial and military markets.

      Robert J. Moore has been Senior Vice President and General Counsel since January 1999 and was Vice President and General Counsel since 1994.

      Philip G. Sewell has been Senior Vice President since August 2000, was Vice President, Corporate Development and International Trade since April 1998, and was Vice President, Corporate Development since 1993.

      Henry Z Shelton, Jr. has been Senior Vice President and Chief Financial Officer since January 1999 and was Vice President, Finance and Chief Financial Officer since 1993.

      James N. Adkins, Jr. has been Vice President, Services and Projects since November 2000, was Vice President, Production since January 1999 and was Manager, Production Support since 1994.

      Dennis J. Blair has been Vice President, Human Resources and Administration since January 2000. Prior to joining USEC, Mr. Blair was Vice President, Human Resources for GTE Technology and Systems.

      J. Morris Brown has been Vice President, Operations since November 2000, was General Manager at the Portsmouth plant since March 1998, and prior thereto was Engineering Manager at the Paducah plant.

      Gary G. Ellsworth has been Vice President, Government Relations since January 1999. Prior to joining USEC, Mr. Ellsworth was Chief Counsel, U.S. Senate Committee on Energy and Natural Resources.

      Timothy B. Hansen has been Vice President, Deputy General Counsel and Secretary since August 2000, was Assistant General Counsel and Secretary since April 1999, and was Assistant General Counsel since May 1994.

      Robert Van Namen has been Vice President, Marketing and Sales since January 1999. Prior to joining USEC, Mr. Van Namen was Manager of Nuclear Fuel for Duke Power Company.

      Michael T. Woo has been Vice President, Strategic Development since April 2001, was Director, Power Resources since October 1998, and was Manager, Strategic Financial Programs since December 1994.

      Charles B. Yulish has been Vice President, Corporate Communications since 1995.

PART II

Item 5.  Market for Common Stock and Related Shareholder Matters

      USEC’s common stock trades on the New York Stock Exchange under the symbol “USU”. High and low sales prices and cash dividends paid per share follow:

			Cash
			Dividends
	High	Low	Paid

Fiscal Year Ended June 30, 2001

April to June 2001	$10.95	$6.90	$.1375

January to March 2001	8.75	4.25	.1375

October to December 2000	5.38	3.88	.1375

July to September 2000	4.69	4.00	.1375

Fiscal Year Ended June 30, 2000

April to June 2000	5.00	3.88	.1375

January to March 2000	7.19	3.44	.1375

October to December 1999	10.25	6.63	.275

July to September 1999	13.00	9.50	.275

      There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At June 30, 2001, there were 80,566,000 shares of common stock issued and outstanding and 23,000 beneficial holders of common stock. No preferred shares have been issued.

      A total of 20.6 million shares of common stock (or 21% of the shares issued) were repurchased between June 1999 and June 2001 under an authorization by the Board of Directors to repurchase up to 30 million shares by June 2001.

      The declaration of dividends is subject to the discretion of the Board of Directors and depends, among other things, on results of operations, financial condition, cash requirements, restrictions imposed by financing arrangements, and any other factors deemed relevant by the Board of Directors.

      In April 2001, the Board of Directors approved a shareholder rights plan. Each shareholder of record on May 9, 2001, received preferred stock purchase rights that trade together with USEC common stock and are not exercisable. In the absence of further action by the Board, the rights generally would become exercisable and allow the holder to acquire USEC common stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of USEC common stock or commences a tender or exchange offer to acquire 15% or more of the common stock of USEC. However, any rights held by the acquirer would not be exercisable. The Board of Directors may direct USEC to redeem the rights at $.01 per right at any time before the tenth day following the acquisition of 15% or more of USEC common stock.

      In order to compliment statutory requirements and to address certain conditions from maintaining NRC certification of the plants, USEC’s Certificate of Incorporation (the “Charter”) sets forth certain restrictions on foreign ownership of securities, including a provision prohibiting foreign persons (as defined in the Charter) from collectively having beneficial ownership of more than 10% of the voting securities. The Charter also contains certain enforcement mechanisms with respect to the foreign ownership restrictions, including suspension of voting rights, redemption of such shares and/or the refusal to recognize the transfer of shares on the record books of USEC.

Item 6.  Selected Financial Data

      Selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Selected financial data as of and for each of the fiscal years in the five-year period ended June 30, 2001, have been derived from the Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants.

	Fiscal Years Ended June 30,

	2001		2000	1999		1998	1997

	(millions, except per share data)

						Predecessor(1)

Statement of Income Data

Revenue:

Separative work units	$1,057.3		$1,387.8	$1,475.0		$1,380.4	$1,551.9

Uranium	86.6		101.6	53.6		40.8	25.9

Total revenue	1,143.9		1,489.4	1,528.6		1,421.2	1,577.8

Cost of sales	991.7		1,236.3	1,182.0		1,062.1	1,162.3

Uranium inventory valuation adjustment	–		19.5	–		–	–

Gross profit	152.2		233.6	346.6		359.1	415.5

Special charges:
Discontinue uranium enrichment at

Portsmouth plant	–		126.5 (2)	–		–	–

Workforce reductions	–		15.0 (3)	–		32.8	–

Suspension of development of AVLIS technology	–		(1.2)	34.7	(4)	–	–

Privatization costs	–		–	–		13.8	–

Advanced technology development costs	11.4		11.4	106.4		136.7	141.5

Selling, general and administrative	48.8		48.9	40.3		34.7	31.8

Operating income	92.0		33.0	165.2		141.1	242.2

Interest expense	35.2		38.1	32.5		–	–

Other (income) expense, net	(8.1)		(10.5)	(16.8)		(5.2)	(7.9)

Income before income taxes	64.9		5.4	149.5		146.3	250.1

Provision (credit) for income taxes	(13.5	) (5)	(3.5)	(2.9	) (5)	–	–

Net income	$78.4		$8.9	$152.4		$146.3	$250.1

Net income per share – basic and diluted	$.97		$.10	$1.52

Dividends per share	$.55		$.825	$.825

Average number of shares outstanding	80.7		90.7	99.9

	As of June 30,

	2001	2000	1999	1998		1997

	(millions)

				Predecessor(1)

Balance Sheet Data

Cash and cash equivalents	$122.5	$73.0	$86.6	$1,177.8	(6)	$1,261.0

Inventories:

Current assets:

Separative work units	$918.3	$596.0	$648.8	$687.0		$573.8

Uranium(7)	178.6	209.8	160.1	184.5		131.5

Materials and supplies	19.0	19.3	22.8	24.8		12.4

Long-term assets	420.2	436.4	574.4	561.0		103.6

Inventories, net	$1,536.1	$1,261.5	$1,406.1	$1,457.3		$821.3

Total assets	$2,207.5	$2,084.4	$2,360.2	$3,471.3		$3,456.6

Short-term debt	–	50.0	50.0	–		–

Long-term debt	500.0	500.0	500.0	–		–

Other liabilities	307.6	281.1	195.0	503.3	(8)	451.8

Stockholders’ equity	972.8	947.3	1,135.4	2,420.5	(6)	2,091.3

Number of shares outstanding	80.6	82.5	99.2

(1)	Selected financial data as of and for each of the fiscal years in the two-year period ended June 30, 1998, have been derived from the financial statements of United States Enrichment Corporation (“Predecessor”), a U.S. Government-owned corporation. In fiscal years 1998 and 1997, there was no short or long term debt, interest expense, provision for income taxes, net income per share, or dividends per share for the Predecessor.

(2)	The plan to cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $126.5 million ($79.3 million or $.87 per share after tax) in fiscal 2000, including asset impairments of $62.8 million, severance benefits of $30.2 million, and lease turnover and other exit costs of $33.5 million.

(3)	Workforce reduction plans involving 575 employees resulted in special charges for severance benefits of $15.0 million ($9.4 million or $.10 per share after tax) in fiscal 2000.

(4)	The suspension of development of the AVLIS enrichment technology resulted in special charges of $34.7 million ($22.7 million or $.23 per share after tax) in fiscal 1999.

(5)	The provision for income taxes include a special income tax credit of $37.3 million (or $.46 per share) in fiscal 2001 and $54.5 million (or $.54 per share) in fiscal 1999 for deferred income tax benefits that arose from the transition to taxable status. The change in estimate in fiscal 2001 resulted from a reassessment of certain deductions for which related income tax savings were not certain.

(6)	An exit dividend of $1,709.4 million was paid to the U.S. Government at the time of the initial public offering in July 1998.

(7)	Excludes uranium provided by and owed to customers.

(8)	Other liabilities include accrued liabilities for the disposition of depleted uranium. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC at the time of the initial public offering in July 1998 was transferred to DOE, and, in fiscal 1999, the accrued liability of $373.8 million for the disposition of depleted uranium was transferred to stockholders’ equity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report.

Overview

      USEC, a global energy company, is the world leader in the supply of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for nuclear reactors to produce electricity. Based on customers’ estimates of their requirements and certain other assumptions, including estimates of inflation rates, at June 30, 2001, USEC had long-term requirements contracts aggregating $5.4 billion through fiscal 2011 (including $3.1 billion through fiscal 2004), compared with $6.1 billion at June 30, 2000.

      The standard measure of enrichment in the uranium enrichment industry is a separative work unit (“SWU”). A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope, and is measured using a standard formula based on the physics of uranium enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as the SWU component.

     Revenue

      Revenue is derived from sales of the SWU component of LEU shipped to customers who supply uranium feedstock to USEC, from sales of the SWU and uranium components of LEU shipped to customers who do not supply feedstock, and from sales of uranium. Since orders for LEU to refuel customer reactors occur once in 12, 18 or 24 months and are large in amount, averaging $12.0 million per order, the percentage of revenue attributable to any customer or group of customers from a particular geographic region can vary significantly quarter-by-quarter or year-by-year. However, customer requirements and orders over the longer term are more predictable.

      Agreements with electric utilities are generally long-term requirements contracts under which customers are obligated to purchase a specified percentage of their requirements for the SWU component of LEU. Customers, however, are not obligated to make purchases or payments if they do not have any requirements. There is a trend for contracts with shorter terms that is expected to continue, with the newer contracts generally containing terms in the range of 3 to 7 years.

      Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or biannual refueling in the spring or fall, or for 18-month cycles alternating between both seasons. The timing of larger orders for initial core requirements for new nuclear reactors also can affect operating results.

      USEC’s financial performance over time can be significantly affected by changes in market prices for SWU. As older contracts expire, USEC’s backlog has become more heavily weighted with newer contracts with shorter terms and lower prices. Although USEC expects its backlog will continue to decline over time, the positive impact of higher market prices and new sales commitments will offset in part the impact of shorter term contracts, expiring commitments and lower-priced contracts signed in recent years.

      According to industry publications, prices for SWU under new long-term contracts increased 23% to $102 per SWU since the beginning of fiscal 2001, and uranium prices increased 11% to $31 per kilogram of uranium hexafluoride over the same period. Since a substantial portion of USEC sales are under long-term contracts, the positive impact of higher market prices today will be recognized in future periods and will help offset lower-priced contracts signed in recent years. Recent market developments that contributed to improvements in market prices for SWU follow:

•	preliminary determinations by the U.S. Department of Commerce (“DOC”) that imports by European competitors have been sold at dumped prices and have been subsidized by their foreign governments, and by the International Trade Commission (“ITC”) that such imports threaten material injury to the U.S. industry;

•	ceasing uranium enrichment operations at the Portsmouth plant, helping to bring market supply and demand more closely in balance;

•	improved performance of nuclear power plants; and

•	substantial reductions in inventories being sold by secondary suppliers.

      Future market prices will depend on the results of the U.S. Government’s international trade investigations of LEU imports, fundamental supply and demand shifts, the availability of secondary supplies, and actions of European competitors. An adverse decision in the final phases of the trade investigations could cause a decline in spot and long-term market prices. Increased competition among uranium enrichment suppliers for new sales commitments could cause prices to trend lower.

      USEC’s contracts are denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, USEC may have a competitive price disadvantage or advantage obtaining new contracts in a competitive bidding process depending upon the strength or weakness of the U.S. dollar. Costs of the primary competitors are denominated in the major European currencies.

      Revenue could be negatively impacted by actions of the Nuclear Regulatory Commission (“NRC”) suspending operations at domestic reactors. In addition, business decisions by utilities that take into account economic factors, such as the price and availability of alternate fossil fuels, consolidation within the electric power industry, the need for generating capacity and the cost of maintenance, could result in suspended operations or early shutdowns of some reactors.

     Cost of Sales

      Cost of sales is based on the amount of SWU and uranium sold during the period. Cost of sales for the SWU component of LEU is dependent upon production costs at the plants and purchase costs under the Russian Contract. Production costs consist principally of electric power (representing 52% of production costs in fiscal 2001), labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method, an increase or decrease in production or purchase costs will have an effect on costs of sales over future periods.

      The plants require substantial amounts of electric power to enrich uranium. In September 2000, USEC began purchasing a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with Tennessee Valley Authority (“TVA”). In fiscal 2001, USEC purchased electric power for the Portsmouth plant from Ohio Valley Electric Corporation (“OVEC”), and purchased a portion of the electric power for the Paducah plant from Electric Energy, Inc. (“EEI”), under long-term power purchase contracts between the U.S. Department of Energy (“DOE”) and OVEC and EEI. DOE transferred the benefits of the OVEC and EEI power purchase contracts to USEC. Cost for electric power purchased from OVEC and EEI are based on actual costs incurred by OVEC and EEI and represented 66% of power purchased in fiscal 2001. In fiscal 2002, USEC expects power purchases from TVA will represent 73% of the power supply.

      Electric power costs vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather. USEC substantially reduces LEU production and the related power load at the Paducah plant in the summer months when the cost of electric power is high. The electric power load at the Paducah plant is steadily increased after the summer months as production equipment is returned to service.

      USEC accrues estimated costs for the future disposition of depleted uranium generated as a result of its operations. Costs are dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. USEC stores depleted uranium at the plants and continues to evaluate various proposals for its disposition.

      In December 2000, USEC reported to DOE that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the material out of specification. USEC and DOE have agreed on a process, including further sampling, to determine the actual amount of material that may be affected, and that process is underway and expected to be completed in the first half of fiscal 2002, subject to the procedures and time constraints of DOE. The total amount of uranium inventory that may be impacted, if further testing shows that all the material is affected, is approximately 9,500 metric tons with a cost of approximately $230 million at June 30, 2001. An impairment in the valuation of uranium inventory would result if testing indicates that the material is out of specification and if DOE fails to replace it.

      USEC believes, after consultation with legal counsel, that DOE committed itself to transfer non-contaminated material that conforms to regulatory and industry specifications for natural uranium. While no agreement has been reached yet with DOE, USEC expects DOE to replace any material found to be out of specification. Although USEC has sufficient other inventories on hand to meet delivery commitments to customers for the next two years, an impairment in the valuation of uranium inventory would have an adverse impact on USEC’s financial condition and results of operations.

      USEC is the Executive Agent of the U.S. Government under a government-to-government agreement (“Russian Contract”) to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. USEC contracts purchases under the Russian Contract on a calendar year basis. Purchases of the SWU component of LEU from the Russian Federation represented 52% of the combined produced and purchased supply mix for USEC in fiscal 2001, compared with 41% in fiscal 2000. Subject to approval by the U.S. Government of an agreement-in-principle with the Russian Executive Agent, USEC expects SWU purchases from Russia will approximate 60% of the supply mix in fiscal 2002.

      USEC reached an agreement-in-principle with the Russian Executive Agent in May 2000 that includes a new market-based pricing agreement under the Russian Contract and an agreement to purchase a fixed quantity of commercial SWU contained in LEU from Russia. The pricing agreement with the Russian Executive Agent is for the period of calendar year 2002 through 2013. Implementation of the agreement is subject to review and approval by the U.S. and Russian Governments and adoption of an amendment to the antidumping suspension agreement between the DOC and the Russian Federation to permit importation of commercial LEU from Russia. The timing and conditions, if any, for approval by the U.S. and Russian Governments are uncertain. If the pricing agreement is not approved, and other pricing terms are not agreed upon, USEC would have the right to purchase the Russian SWU component of LEU under the Russian Contract for calendar 2002 at calendar 2001 prices. USEC expects the pricing agreement will be finalized before January 2002.

      In the event that the new market-based arrangement is not approved by the U.S. and Russian Governments prior to calendar 2002, or if USEC does not have access to anticipated quantities of Russian SWU at anticipated prices, earnings and cash flow in fiscal 2002 would be substantially lower than currently projected, absent USEC making other arrangements.

      Under the terms of a 1997 memorandum of agreement between USEC and the U.S. Government, USEC can be terminated, or resign, as the U.S. Executive Agent, or additional executive agents may be named. In either event, any new executive agent could represent a significant new competitor that could adversely affect USEC’s profitability and sales.

     Update on U.S. Government International Trade Investigations

      USEC believes that imports of LEU in the U.S. must conform with trade law requirements of fair pricing in order to maintain long-term domestic enrichment capacity and to promote healthy competition and a strong nuclear fuel cycle. Sustaining a domestic enrichment capability helps ensure U.S. national security and energy security. Accordingly, in December 2000, USEC asked the U.S. Government to initiate an investigation into the pricing of LEU from European suppliers and to restore fair competition in the enrichment market. Specifically, in petitions filed with the DOC and ITC, USEC charged that LEU from Eurodif and its sales agent, Cogema, which are controlled by the French Government, and Urenco, Ltd., a British-Dutch-German consortium, was being sold in the U.S. market below the cost of production plus a reasonable profit and that such production was benefiting from government subsidies in their home markets. USEC further alleged that imports of LEU from these suppliers had materially injured the domestic enrichment industry and threatened to continue to do so in the future.

      On December 27, 2000, the DOC initiated the antidumping and countervailing duty investigations requested by USEC, and on January 22, 2001, the ITC ruled that there is a reasonable indication that imports of LEU from the four countries under investigation threaten to cause material injury to the domestic enrichment industry. On May 7, 2001, the DOC preliminarily determined that subsidies were being provided to producers and exporters of LEU from France, Germany, the Netherlands and the United Kingdom, and on July 5, 2001, the DOC preliminarily determined that imports of LEU from France and the United Kingdom were being sold at less than fair value (i.e., “dumped”) in the United States. Pursuant to these findings, the DOC now requires that importers of LEU from France and the United Kingdom post bonds to cover combined antidumping and countervailing duties of 31.46% (if from France) and 7.07% (if from the U.K.) on the value of the LEU, while importers of LEU from Germany and the Netherlands must post bonds to cover countervailing duties of 3.72% on the value of the imported LEU.

      Final determinations by the DOC in all investigations are scheduled to be made in November 2001. If the DOC makes final affirmative determinations in any of its investigations, the ITC will then make a final determination regarding material injury or threat of material injury to USEC by reason of these imports. Duties will thereafter be collected on any imports from any country for which the ITC makes an affirmative final determination.

      Market prices for SWU in new contracts in the United States have increased since initiation of the investigations. Future expectations of market prices are dependent on the final determinations by the DOC and ITC as well as ongoing competitive pressures. If duties are not imposed on imports of LEU from the countries subject to these investigations, or if the duties are not commercially significant, market prices for SWU and LEU could again be depressed, adversely impacting USEC’s future profitability and sales.

      Because of the European competitors’ aggressive and unfair pricing, USEC has lost a substantial volume of long-term sales in the U.S. market when bidding against Urenco and Eurodif. USEC’s backlog of contract commitments has declined and is more heavily weighted with newer contracts with shorter terms and lower prices. In addition, USEC estimates its market share of the SWU component of LEU purchased and shipped to utilities in North America declined to 47% in fiscal 2001, compared with 73% in fiscal 2000, and, in the world market, USEC estimates its market share declined to 29% compared with 35% in fiscal 2000. Movement of customer orders also contributed to the changes in market share in fiscal 2001.

      In those instances where USEC has won bids, USEC has had to meet the depressed market price and enter into contracts that are significantly reducing profitability. Because these lost sales and depressed prices generally relate to the SWU component of LEU deliverable under long-term contracts, the adverse impact of these factors on revenue and earnings will be more pronounced in future periods. In addition, if the European competitors’ unfair pricing is permitted to continue, USEC will likely lose additional long-term sales in the U.S. market.

Results of Operations

      The following table sets forth certain items as a percentage of revenue:

	Fiscal Years Ended
	June 30,

	2001	2000	1999

Revenue:

Domestic	49%	62%	62%

Asia	46	32	30

Europe and other	5	6	8

Total revenue	100%	100%	100%

Cost of sales	87	83	77

Uranium inventory valuation adjustment	–	1	–

Gross profit	13	16	23

Special charges	–	10	2

Advanced technology development costs	1	1	7

Selling, general and administrative	4	3	3

Operating income	8	2	11

Interest expense	3	2	2

Other (income) expense, net	(1)	(1)	(1)

Income before income taxes	6	1	10

Provision (credit) for income taxes	(1)	–	–

Net income	7%	1%	10%

Results of Operations – Fiscal Years Ended June 30, 2001 and 2000

     Revenue

      Revenue from sales of the SWU component of LEU delivered to customers amounted to $1,057.3 million in fiscal 2001, a reduction of $330.5 million (or 24%) from $1,387.8 million in fiscal 2000. The volume sold was 24% lower reflecting movement of customer orders and reductions in commitment levels following aggressive pricing by, and loss of sales to, European competitors. Revenue in fiscal 2001 benefited from a large order from a Japanese customer for initial core requirements of a new reactor, and, in fiscal 2000, revenue benefited from one-time sales to customers in Japan to replace their SWU stranded at the Tokaimura facility in Japan. The average SWU price billed to customers in fiscal 2001 was about the same as in fiscal 2000.

      Revenue from sales of uranium, primarily uranium hexafluoride, was $86.6 million in fiscal 2001, a reduction of $15.0 million (or 15%) from $101.6 million in fiscal 2000. The reduction results from lower average sales prices and lower volume sold. USEC continues to focus more on longer-term uranium sales where prices are higher. Prices for natural uranium improved in fiscal 2001, and revenue from sales of uranium is expected to be higher in fiscal 2002.

      Revenue from domestic customers declined $371.5 million (or 40%), revenue from customers in Asia increased $49.0 million (or 10%), and revenue from customers in Europe and other areas declined $23.0 million (or 29%), compared with fiscal 2000. The reduction of 40% in the domestic market reflects substantially lower SWU deliveries from movement of customer orders and reductions in SWU commitment levels following aggressive pricing by European competitors. In the Asian market, revenue in fiscal 2001 benefited from an initial core order for a new reactor and, in fiscal 2000, revenue benefited from replacement SWU sales to Japan.

     Cost of Sales

      Cost of sales amounted to $991.7 million in fiscal 2001, a reduction of $244.6 million (or 20%) from $1,236.3 million in fiscal 2000. The reductions reflect lower sales of the SWU component of LEU, partly offset by continued higher unit production costs at the plants. Cost of sales continued to be adversely affected by lower production volumes and higher unit costs. USEC increased purchases of the SWU component of LEU imported from Russia and lost sales to aggressive and unfair pricing by foreign competitors. Cost of sales in fiscal 2001 reflects a significant portion of the benefit from the monetization of excess power at the Portsmouth plant in the summer of 2000. As a percentage of revenue, cost of sales amounted to 87%, compared with 83% in fiscal 2000.

      Electric power costs amounted to $331.4 million (representing 52% of production costs) in fiscal 2001, compared with $329.8 million (representing 50% of production costs) in fiscal 2000. Power costs had been reduced by $44.0 million in fiscal 2000 from the monetization of excess power at the Portsmouth plant in the summer of 2000. Excluding the monetization of power in fiscal 2000, power costs declined $42.4 million or 11% in fiscal 2001 reflecting lower production. In September 2000, USEC began purchasing a significant portion of electric power for the Paducah plant at fixed rates from TVA under a 10-year power purchase agreement. In the summer months, USEC substantially reduces production and the related power load at the Paducah plant when the cost of market-based power is high.

      Costs for labor and benefits included in production costs declined 7% and the average number of employees at the plants declined 14%, compared with fiscal 2000. Labor costs in fiscal 2001 include costs for a retention bonus program for employees at the Portsmouth plant and a performance bonus program at the plants. Benefit costs include a higher net pension credit in fiscal 2001 from higher expected returns on plan assets and amortization of actuarial gains. The collective bargaining agreement covering 660 hourly employees at the Paducah plant represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union expired July 31, 2001. The contract renewal process is underway.

     Uranium Inventory Valuation Adjustment

      Uranium inventories are valued at the lower of cost or market. In fiscal 2000, a uranium inventory valuation adjustment of $19.5 million was charged against income to reflect spot market prices prevailing at June 30, 2000. Market prices of uranium hexafluoride improved in fiscal 2001 with market prices for uranium hexafluoride at June 30, 2001, quoted 20% higher than June 30, 2000.

     Gross Profit

      Gross profit amounted to $152.2 million in fiscal 2001, a reduction of $81.4 million (or 35%) from $233.6 million in fiscal 2000. Excluding the uranium inventory valuation adjustment in fiscal 2000, gross profit declined $100.9 million (or 40%). The lower gross profit reflects the 24% reduction in volume sold and continuing high unit costs from low levels of production at the plants. Gross margin was 13% compared with 16% in fiscal 2000 reflecting higher unit production costs at the plants.

     Special Charges

      Workforce reduction plans involving 575 employees were finalized in June 2000 and resulted in special charges of $15.0 million ($9.4 million or $.10 per share after tax) for severance benefits in fiscal 2000. Amounts paid and utilized with respect to the workforce reductions involving 483 employees amounted to $9.7 million in fiscal 2001.

      The plan announced in June 2000 to cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $126.5 million ($79.3 million or $.87 per share after tax) in fiscal 2000, including asset impairments of $62.8 million, severance benefits of $30.2 million for workforce reductions involving 1,200 plant employees, and lease turnover and other exit costs of $33.5 million. In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant and began providing winterization, cold standby and deposit removal services at the Portsmouth plant under contract with DOE. Depending on the timing, implementation and duration of DOE’s program for cold standby, costs to cease enrichment operations at the Portsmouth plant accrued by USEC in fiscal 2000 may change. Workforce reductions are delayed as a result of DOE’s program to maintain the Portsmouth plant in cold standby. It is not possible to determine the effects of such program on severance and other costs associated with ceasing uranium enrichment operations.

     Selling, General and Administrative

      Selling, general and administrative expenses amounted to $48.8 million in fiscal 2001, about the same as in fiscal 2000. Expenses are expected to be 20% lower in fiscal 2002 as a result of workforce reductions, planned reductions in the use of consultants, and the consolidation of office space.

     Operating Income

      Operating income amounted to $92.0 million in fiscal 2001 compared with $33.0 million in fiscal 2000. Special charges had reduced operating income in fiscal 2000.

     Interest Expense

      Interest expense amounted to $35.2 million and total interest costs including capitalized interest amounted to $36.5 million in fiscal 2001, compared with $38.1 million and $41.3 million, respectively, in fiscal 2000. The reduction reflects lower average levels of short-term debt outstanding in fiscal 2001.

     Provision (Credit) for Income Taxes

      The provision (credit) for income taxes in fiscal 2001 includes a special income tax credit of $37.3 million (or $.46 per share) resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status. USEC transitioned to taxable status in July 1998 at the time of the initial public offering of common stock. The change in estimate resulted from a reassessment of certain deductions for which related income tax savings were not certain.

      Excluding the special income tax credit, the effective income tax rate was 37% in fiscal 2001.

     Net Income

      Excluding the special income tax credit, net income was $41.1 million (or $.51 per share) in fiscal 2001, a reduction of $68.0 million (or 62%) from $109.1 million (or $1.20 per share), excluding special charges and the uranium inventory valuation adjustment, in fiscal 2000. The reduction reflects lower gross profit. Net income amounted to $78.4 million (or $.97 per share) in fiscal 2001 and $8.9 million (or $.10 per share) in fiscal 2000.

      The average number of shares of common stock outstanding was 80.7 million in fiscal 2001, a reduction of 10.0 million shares (or 11%) from 90.7 million shares in fiscal 2000. The reduction reflects the repurchase of common stock. At June 30, 2001, there were 80.6 million shares issued and outstanding.

     Fiscal 2002 Outlook

      USEC reiterates its earnings guidance for fiscal 2002 in a range between $35 and $40 million, despite a small loss anticipated in the first quarter of fiscal 2002. Earnings are driven by business performance and will be dependent on the following key factors:

•	implementing an agreement with Russia for market-based pricing under the Russian Contract beginning in January 2002 and obtaining anticipated quantities of Russian SWU;

•	meeting targets for revenue, which is expected to return to fiscal 2000 levels; and

•	meeting targets for lower production costs and lower selling, general, and administrative expenses.

      This outlook assumes that cost reductions from the initial year of single plant operations and six months of benefit from purchasing Russian SWU at market-based prices will offset a decline in average SWU selling prices from lower-priced contracts signed in previous years. This outlook also assumes consideration of a change in inventory costing methodology in an effort to improve the matching of inventory costs with sales revenue in a new single operating plant environment. A shift in any of the key factors could have an adverse impact on USEC’s earnings and cash flow.

      Still pending is completion of the U.S. Government’s review of the agreement-in-principle that USEC reached with the Russian Executive Agent last year that includes new market-based pricing under the Russian Contract beginning in January 2002 and the purchase of additional quantities of Russian SWU. USEC’s fiscal 2002 earnings and cash flow estimates are based on timely implementation of the new terms. If there is significant delay in the implementation of the new terms, or if USEC is not permitted to purchase anticipated quantities of Russian SWU at anticipated prices, earnings and cash flow in fiscal 2002 will be adversely affected.

      USEC ended the year with $122.5 million in cash and no short-term debt after generating $154.5 million in cash flow from operations after capital expenditures. USEC continues to forecast cash flow from operations after capital expenditures in fiscal 2002 in the range of negative $30 to $50 million as it pays severance benefits and other costs from ceasing uranium enrichment operations at the Portsmouth plant and continues to prudently adjust SWU inventory. USEC has sufficient cash and borrowing capacity to meet anticipated corporate needs, such as dividend payments and capital expenditures. The Company believes that cash flow from operations in years subsequent to fiscal 2002 will return to historical levels.

Results of Operations – Fiscal Years Ended June 30, 2000 and 1999

     Revenue

      Revenue from sales of the SWU component of LEU amounted to $1,387.8 million in fiscal 2000, a reduction of $87.2 million (or 6%) compared with $1,475.0 million in fiscal 1999. The reduction reflects a decline of 7% in the average SWU price billed to customers.

      The volume of SWU sold increased 1% in fiscal 2000 reflecting one-time sales to customers in Japan to replace their SWU stranded at the Tokaimura uranium processing facility in Japan. Operations at the Tokaimura facility were suspended in September 1999 following an incident involving highly enriched uranium for an experimental reactor. LEU supplied by USEC was not involved in the incident. The increase from one-time sales to Japanese customers was offset by lower volume from reductions in commitment levels and the timing of other customer orders.

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

     Cost of Sales

      Cost of sales amounted to $1,236.3 million in fiscal 2000, an increase of $54.3 million (or 5%) compared with $1,182.0 million in fiscal 1999. Increased purchases of the SWU component of LEU delivered under the Russian Contract and the resulting lower levels of production output and associated higher unit costs at the plants continue to adversely affect cost of sales. Cost of sales in fiscal 2000 reflects the benefit of reductions in power costs from the monetization of excess power at the Portsmouth plant in the summers of 2000 and 1999. As a percentage of revenue, cost of sales amounted to 83%, compared with 77% in fiscal 1999.

      Electric power costs amounted to $329.8 million in fiscal 2000 (representing 50% of production costs) compared with $436.4 million (representing 57% of production costs) in fiscal 1999, a reduction of $106.6 million (or 24%). The reduction reflects lower production in fiscal 2000 and an increase in the monetization of excess power at the Portsmouth plant. Under power monetization agreements with DOE and OVEC, USEC released a substantial portion of the electric power for the Portsmouth plant in the summer months. By substantially reducing production and the related power load at the Portsmouth plant USEC monetized its share of the high value power in the summer market. The monetization of excess power resulted in reductions to production costs of $44.0 million in fiscal 2000 and $31.7 million in fiscal 1999.

      Costs for labor and benefits included in production costs declined 4% compared with fiscal 1999. The average number of employees at the plants declined 7% in fiscal 2000.

      Costs for the future disposition of depleted uranium amounted to $35.3 million in fiscal 2000, a decline of $5.2 million (or 13%) from $40.5 million in fiscal 1999. The reduction reflects lower production.

      SWU purchased from the Russian Federation represented 41% of the combined produced and purchased supply mix in fiscal 2000, compared with 31% in fiscal 1999.

     Uranium Inventory Valuation Adjustment

      Spot market prices of uranium were quoted at $23.62 per kilogram of uranium hexafluoride at June 30, 2000, a decline of 22% compared with June 30, 1999. Since uranium inventories are valued at the lower of cost or market, a non-cash uranium inventory valuation adjustment of $19.5 million was charged against income in fiscal 2000.

     Gross Profit

      Gross profit amounted to $233.6 million in fiscal 2000, a reduction of $113.0 million (or 33%) compared with $346.6 million in fiscal 1999. Gross margin was 16% compared with 23% in fiscal 1999. The reduction reflects the 7% decline in average SWU prices billed to customers and the uranium inventory valuation adjustment.

     Special Charges

	Balance		Paid	Balance	Special	Paid	Balance
	June 30,	Special	and	June 30,	Charges	and	June 30,
	1998	Charges	Utilized	1999	(Credit)	Utilized	2000

Workforce reductions at the plants	$12.8	–	$(5.9)	$6.9	$15.0	$(6.9)	$15.0

Privatization costs	13.8	–	(13.8)	–	–	–	–

Suspension of development of AVLIS technology	–	$34.7	(.5)	34.2	(1.2)	(33.0)	–

Discontinue operations at Portsmouth plant:

Workforce reductions	–	–	–	–	30.2	–	30.2

Lease turnover and other exit costs	–	–	–	–	33.5	(2.8)	30.7

Impairment of property, plant and equipment	–	–	–	–	62.8	(62.8)	–

Total discontinue plant operations	–	–	–	–	126.5	(65.6)	60.9

	$26.6	$34.7	$(20.2)	$41.1	$140.3	$(105.5)	$75.9

      Workforce reduction plans involving 575 employees were finalized in June 2000 and resulted in special charges of $15.0 million ($9.4 million or $.10 per share after tax) for severance benefits in fiscal 2000.

      In June 2000, USEC announced that it will cease uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to align production costs with lower market prices. The plan to cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $126.5 million ($79.3 million or $.87 per share after tax) in fiscal 2000, including asset impairments of $62.8 million, severance benefits of $30.2 million for workforce reductions involving 1,200 plant employees, and lease turnover and other exit costs of $33.5 million.

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

     Interest Expense

      Interest expense amounted to $38.1 million in fiscal 2000, an increase of $5.6 million (or 17%) from $32.5 million in fiscal 1999. Total interest costs, including capitalized interest, amounted to $41.3 million compared with $33.7 million in fiscal 1999. The increase reflects higher average debt levels and higher short-term interest rates in fiscal 2000. Prior to July 28, 1998, the date of the initial public offering, USEC had no debt. The increase in short-term interest rates reflects changes in market rates and the revisions in USEC’s credit ratings in February 2000 to below investment grade.

     Other Income

      Other income of $16.8 million in fiscal 1999 included a nonrecurring gain of $8.2 million from a contract modification canceling accrued interest payable on an advance payment from the Arab Republic of Egypt.

     Provision for Income Taxes

      The provision for income taxes in fiscal 1999 includes a special income tax credit of $54.5 million (or $.54 per share) for deferred income tax benefits that arose from the transition to taxable status.

     Net Income

      Excluding special charges relating to workforce reductions, the plan to cease uranium enrichment operations at the Portsmouth plant and the uranium inventory valuation adjustment, net income was $109.1 million (or $1.20 per share) in fiscal 2000. Excluding special charges relating to the suspension of AVLIS and a special tax credit, net income was $120.6 million (or $1.21 per share) in fiscal 1999. The reduction of $11.5 million resulted from lower gross profit, partly offset by lower costs for advanced technology. Net income was $8.9 million (or $.10 per share) in fiscal 2000 and $152.4 million (or $1.52 per share) in fiscal 1999.

      The average number shares of common stock outstanding was 90.7 million, a decline of 9.2 million shares (or 9%) from 99.9 million shares in fiscal 1999. The reduction reflects the repurchase of common stock.

Liquidity and Capital Resources

     Liquidity and Cash Flow

      Net cash flow from operating activities amounted to $207.6 million in fiscal 2001, compared with $262.8 million in fiscal 2000. Cash flow in fiscal 2001 benefited from a reduction of $247.3 million in trade receivables from the timing of customer orders and high revenue in the fourth quarter of fiscal 2000 and an increase of $78.2 million in deferred revenue and advances received from customers, reduced by a substantial buildup of $322.3 million in SWU inventory as part of the planned consolidation of uranium enrichment operations at the Paducah plant.

      Net cash flow from operating activities amounted to $262.8 million in fiscal 2000, compared with $230.4 million in fiscal 1999. Cash flow in fiscal 2000 benefited from an inventory reduction of $122.3 million, primarily from sales of uranium inventories transferred to USEC by DOE at no cash cost prior to the initial public offering. Sales of uranium from inventory provide a direct benefit to cash flow. In addition, cash flow in fiscal 2000 benefited from an increase of $51.1 million in deferred revenue and advances received from customers and was reduced by payments of $33.0 million relating to suspension of development of the AVLIS technology.

      Capital expenditures of $53.1 million in fiscal 2001 and $75.9 million in fiscal 2000 include costs to complete the upgrade of the Paducah plant’s capability to produce enriched uranium up to an assay of 5.5%. Capital expenditures in fiscal 2000 included costs for seismic upgrades at the Paducah plant, required by the NRC Compliance Plan, to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. Capital expenditures of $26.0 million are expected in fiscal 2002.

      A total of 20.6 million shares of common stock (or 21% of the shares issued) were repurchased between June 1999 and June 2001 under an authorization by the Board of Directors to repurchase up to 30 million shares by June 2001. There were 2.8 million shares repurchased at a cost of $13.0 million in fiscal 2001 and 17.0 million shares repurchased at a cost of $124.6 million in fiscal 2000.

      Dividends paid to stockholders amounted to $44.3 million in fiscal 2001, compared with $75.9 million in fiscal 2000. In February 2000, the quarterly dividend payment was reduced by half to $.1375 per share, and there were 11% fewer average shares outstanding in fiscal 2001.

     Capital Structure and Financial Resources

      In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

      At June 30, 2001, revolving credit commitments of $150.0 million were available under a bank credit facility scheduled to expire in July 2003. Short-term debt declined by $50.0 million in fiscal 2001, and there were no short-term borrowings at June 30, 2001. USEC is evaluating several options for replacing the bank credit facility.

      At June 30, 2001, USEC was in compliance with financial covenants under the bank credit facility, including restrictions on the granting of liens or pledging of assets, a minimum stockholders’ equity and a debt to total capitalization ratio, as well as other customary conditions and covenants. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facility includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

      The total debt-to-capitalization ratio was 34% at June 30, 2001, compared with 37% at June 30, 2000.

      There are four nuclear reactors operated by two utilities in California. USEC supplies LEU to two reactors under a long-term contract with Pacific Gas and Electric Company (“PG&E”). In April 2001, PG&E declared bankruptcy under Chapter 11 of the federal bankruptcy code. USEC expects to continue to supply LEU to PG&E, and USEC may bid on supplying other reactors not currently under contract. At June 30, 2001, there were no trade receivables outstanding, and there have been no delays in collections or cancelled orders. USEC is closely monitoring the financial problems of the utilities in California and remains committed to protecting its business position and fulfilling its contractual obligations.

      USEC expects that its cash, internally generated funds from operating activities, and available financing under the bank credit facility will be sufficient to meet its obligations as they become due, to fund operating requirements of the plants including severance benefits and other shutdown costs at the Portsmouth plant, purchases of the SWU component of LEU delivered to USEC under the Russian Contract, capital expenditures, interest expense, and quarterly dividends.

      A summary of working capital at June 30 follows (in millions):

	2001	2000

Cash, net of short-term debt	$122.5	$23.0

Accounts receivable	175.8	423.1

Inventories, net	1,115.9	825.1

Accounts payable and other	(389.9)	(242.8)

Working capital	$1,024.3	$1,028.4

Environmental Matters

      In addition to costs for the future disposition of depleted uranium, USEC incurs operating costs and capital expenditures for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Operating costs were $16.5 million, $18.1 million, and $24.1 million, and capital expenditures were $.6 million, $2.4 million and $3.1 million in fiscal years 2001, 2000 and 1999, respectively. In fiscal years 2002 and 2003, USEC expects operating costs and capital expenditures for environmental matters to remain at about the same levels as in fiscal 2001.

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

      A majority of USEC’s long-term requirements contracts with customers generally provide for prices that are subject to adjustment for inflation.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      At June 30, 2001, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

      The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at June 30, 2001, follow (millions):

	Maturity Dates		June 30, 2001

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:

6.625% senior notes	$350.0		$350.0	$328.4

6.750% senior notes		$150.0	150.0	131.3

			$500.0	$459.7

Item 8.  Consolidated Financial Statements and Supplementary Data

      The Consolidated Financial Statements begin at page 36.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Certain information regarding executive officers is included in Part I of this report. Additional information concerning directors and executive officers is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 7, 2001.

Item 11.  Executive Compensation

      Information concerning management compensation is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 7, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 7, 2001.

Item 13.  Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 7, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  (1)  Consolidated Financial Statements

Consolidated Financial Statements are set forth under Item 8 of this Annual Report on Form 10-K.

           (2)  Financial Statement Schedules

No financial statement schedules are required to be filed.

           (3)  Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
No.	Description

3.1	Certificate of Incorporation of USEC Inc. (1)
3.3	Amended and Restated Bylaws of USEC Inc., dated September 13, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.2	Indenture, dated January 15, 1999, between USEC Inc. and First Union National Bank. (3)
4.3	Rights Agreement, dated April 24, 2001, between USEC Inc. and Fleet National Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights as Exhibit C, incorporated by reference to Registration Statement on Form 8-A filed April 24, 2001.
10.1	Lease Agreement between the United States Department of Energy and the United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew. (1)

Exhibit
No.	Description

10.4	Memorandum of Agreement, dated December 15, 1994, between the United States Department of Energy and United States Enrichment Corporation regarding the transfer of functions and activities, as amended. (1)
10.6	Composite Copy of Power Agreement, dated October 15, 1952, between Ohio Valley Electric Corporation and the United States of America acting by and through the United States Atomic Energy Commission and, subsequent to January 18, 1975, the Administrator of Energy Research and Development and, subsequent to September 30, 1977, the Secretary of the Department of Energy. (1)
10.7	Modification No. 16 to power agreement between Ohio Valley Electric Corporation and United States of America acting by and through the Secretary of the Department of Energy, dated January 1, 1998. (1)
10.8	Modification No. 12, dated September 2, 1987 by and between Electric Energy, Inc., and the United States of America acting by and through the Secretary of the Department of Energy amending and restating the power agreement dated May 4, 1951, together with all previous modifications. (1)
10.9	Modification Nos. 13, 14 and 15 to power agreement between Electric Energy, Inc., and the United States of America acting by and through the Secretary of the Department of Energy, dated January 18, 1989, March 6, 1991 and October 1, 1992, respectively. (1)
10.11	Memorandum of Agreement between the United States Department of Energy and the United States Enrichment Corporation for electric power, entered into as of July 1, 1993. (1)
10.12	Contract between Lockheed Martin Utility Services, Inc., Paducah gaseous diffusion plant and Oil, Chemical and Atomic Workers International Union AFL-CIO and its local no. 3-550, July 31, 1996 – July 31, 2001. (1)
10.13	Contract between United States Enrichment Corporation, Portsmouth gaseous diffusion plant, and Paper Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO and its local no. 3-689, April 1, 1996 – May 2, 2000, as amended (1).
10.14	Contract between Lockheed Martin Utility Services, Inc., Paducah gaseous diffusion plant and International Union, United Plant Guard Workers of America and its amalgamated plant guards local no. 111, January 31, 1997 – March 1, 2002. (1)
10.15	Contract between Lockheed Martin Utility Services, Inc., Portsmouth gaseous diffusion plant and International Union, United Plant Guard Workers of America and its amalgamated local no. 66, August 3, 1997 – August 4, 2002. (1)
10.17	Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended. (1)
10.18	Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities. (1)
10.20	Memorandum of Agreement, dated April 20, 1998, between the United States Department of Energy and United States Enrichment Corporation for transfer of natural uranium and highly enriched uranium and for blending down of highly enrichment uranium (1).
10.21	Agreement, dated as of July 14, 1998, between United States Enrichment Corporation and the U.S. Department of the Treasury regarding post-closing conduct. (1)
10.22	Agreement between United States Enrichment Corporation and the Department of Energy regarding provision by USEC of information to the U.S. Government’s Enrichment Oversight Committee, dated June 19, 1998. (1)

Exhibit
No.	Description

10.23	Revolving Loan Agreement, dated July 28, 1998, among Bank of America National Trust and Savings Association, First Union National Bank, Nationsbank, N.A., BancAmerica Robertson Stephens, and USEC Inc., incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
10.24	Amendment No. 1 to Revolving Loan Agreement among Bank of America National Trust and Savings Association, First Union National Bank, Nationsbank N.A., BancAmerica Robertson Stephens, and USEC Inc., dated October 8, 1998, incorporated by reference to Registration Statement on Form S-1, No. 333-67117, filed November 12, 1998, as amended December 18, 1998, and January 6, 1999.
10.25	Form of Director and Officer Indemnification Agreement. (1)
10.26	Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the United States Department of Energy, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons. (1)
10.27	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding disposal of depleted uranium. (1)
10.28	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding certain worker benefits. (1)
10.30	Agreement dated April 28, 1999, between USEC Inc. and William H. Timbers, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.31	Letter Supplement to power agreement between Electric Energy, Inc. and the United States of America acting by and through the Secretary of the Department of Energy, dated December 22, 1998, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.33	Amendment No. 2 to Revolving Loan Agreement among Bank of America National Trust and Savings Association, First Union National Bank, Nationsbank N.A., BancAmerica Robertson Stephens, and USEC Inc., dated July 27, 1999, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.35	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999.
10.36	Amendment No. 12, dated March 4, 1999, to Contract between USEC Inc., Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.37	USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.38	USEC Inc. Pension Restoration Plan, dated September 1, 1999, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.39	Form of Change in Control Arrangement with executive officers, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.40	USEC Inc. 401(k) Restoration Plan, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

Exhibit
No.	Description

10.42	Agreement, dated December 3, 1999, to extend the term of contract between United States Enrichment Corporation, Portsmouth gaseous diffusion plant, and Paper Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO and its local no. 5-689, April 1, 1996 – May 2, 2004, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
10.43	Letter Supplement to power agreement between Ohio Valley Electric Corporation and the United States of America acting by and through the Secretary of the Department of Energy, dated May 24, 2000, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.
10.45	Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2000. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).
10.50	Letter Supplement to power agreement between Ohio Valley Electric Corporation and the United States of America acting by and through the Secretary of the Department of Energy, dated March 20, 2001, incorporated by reference to Quarterly Report on Form 10-Q for quarter ended March 31, 2001.
10.51	USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999 and amended April 25, 2001.
10.52	Agreement between USEC Inc. and James R. Mellor, dated July 10, 2001.
21.1	Subsidiaries of the Registrant, incorporated by reference to Registration Statement on Form S-1, No. 333-67117, filed November 12, 1998, as amended December 18, 1998, and January 6, 1999.
23.1	Consent of Independent Public Accountants.

(1)	Incorporated by reference to Registration Statement on Form S-1, No. 333-57955, filed June 29, 1998, or Amendment No. 1 to Registration Statement on Form S-1, filed July 20, 1998.

      (b)  Reports on Form 8-K

      A report on Form 8-K was filed April 24, 2001, relating to the shareholder rights plan adopted by the Board of Directors. The rights generally become exercisable and allow the holder to acquire USEC common stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of common stock or commences a tender or exchange offer to acquire 15% or more of the common stock.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 5, 2001	USEC Inc. By /s/ William H. Timbers William H. Timbers President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William H. Timbers William H. Timbers	President and Chief Executive Officer (Principal Executive Officer) and Director	September 5, 2001

/s/ Henry Z Shelton, Jr. Henry Z Shelton, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 5, 2001

/s/ James R. Mellor James R. Mellor	Chairman of the Board	September 5, 2001

/s/ Joyce F. Brown Joyce F. Brown	Director	September 5, 2001

/s/ John R. Hall John R. Hall	Director	September 5, 2001

/s/ Dan T. Moore, III Dan T. Moore, III	Director	September 5, 2001

/s/ W. Henson Moore W. Henson Moore	Director	September 5, 2001

/s/ William H. White William H. White	Director	September 5, 2001

/s/ James D. Woods James D. Woods	Director	September 5, 2001

USEC Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To USEC Inc.:

      We have audited the accompanying consolidated balance sheets of USEC Inc. (a Delaware Corporation) as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USEC Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Vienna, Virginia
July 26, 2001

USEC Inc.

CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	June 30,	June 30,
	2001	2000

ASSETS
Current Assets

Cash and cash equivalents	$122.5	$73.0

Accounts receivable – trade	175.8	423.1

Inventories:

Separative work units	918.3	596.0

Uranium	178.6	209.8

Uranium provided by customers	21.6	40.2

Materials and supplies	19.0	19.3

Total Inventories	1,137.5	865.3

Other	15.6	23.0

Total Current Assets	1,451.4	1,384.4

Property, Plant and Equipment, net	189.8	159.3
Other Assets

Deferred income taxes	42.1	10.7

Deferred costs for depleted uranium	27.1	35.4

Prepaid pension assets	76.9	58.2

Inventories	420.2	436.4

Total Other Assets	566.3	540.7

Total Assets	$2,207.5	$2,084.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Short-term debt	$–	$50.0

Accounts payable and accrued liabilities	166.2	164.4

Payables under Russian Contract	100.3	40.5

Deferred revenue and advances from customers	91.0	–

Discontinue uranium enrichment at Portsmouth plant	48.0	60.9

Uranium owed to customers	21.6	40.2

Total Current Liabilities	427.1	356.0

Long-Term Debt	500.0	500.0
Other Liabilities

Deferred revenue and advances from customers	57.5	70.3

Depleted uranium disposition	66.2	48.6

Postretirement health and life benefit obligations	124.7	106.5

Other liabilities	59.2	55.7

Total Other Liabilities	307.6	281.1
Commitments and Contingencies (Notes 4, 8 and 9)
Stockholders’ Equity

Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	–	–

Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,320,000 shares issued	10.0	10.0

Excess of capital over par value	1,066.9	1,070.7

Retained earnings	39.0	4.9

Treasury stock, 19,754,000 shares and 17,842,000 shares	(142.2)	(135.8)

Deferred compensation	(.9)	(2.5)

Total Stockholders’ Equity	972.8	947.3

Total Liabilities and Stockholders’ Equity	$2,207.5	$2,084.4

See notes to consolidated financial statements.

USEC Inc.

CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	Fiscal Years Ended June 30,

	2001	2000	1999

Revenue:

Separative work units	$1,057.3	$1,387.8	$1,475.0

Uranium	86.6	101.6	53.6

Total revenue	1,143.9	1,489.4	1,528.6

Cost of sales	991.7	1,236.3	1,182.0

Uranium inventory valuation adjustment	–	19.5	–

Gross profit	152.2	233.6	346.6

Special charges:

Discontinue uranium enrichment at Portsmouth plant	–	126.5	–

Workforce reductions	–	15.0	–

Suspension of development of AVLIS technology	–	(1.2)	34.7

Advanced technology development costs	11.4	11.4	106.4

Selling, general and administrative	48.8	48.9	40.3

Operating income	92.0	33.0	165.2

Interest expense	35.2	38.1	32.5

Other (income) expense, net	(8.1)	(10.5)	(16.8)

Income before income taxes	64.9	5.4	149.5

Provision (credit) for income taxes	(13.5)	(3.5)	(2.9)

Net income	$78.4	$8.9	$152.4

Net income per share – basic and diluted	$.97	$.10	$1.52

Dividends per share	$.55	$.825	$.825

Average number of shares outstanding	80.7	90.7	99.9

See notes to consolidated financial statements.

USEC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Fiscal Years Ended June 30,

	2001	2000	1999

Cash Flows from Operating Activities

Net income	$78.4	$8.9	$152.4

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	22.6	20.4	16.4

Depleted uranium disposition	25.9	26.1	32.3

Deferred revenue and advances from customers	78.2	51.1	(15.1)

Deferred income taxes	(31.4)	–	–

Special charges:

Discontinue uranium enrichment at Portsmouth plant	(10.7)	126.5	–

Workforce reductions	(5.2)	15.0	–

Suspension of development of AVLIS technology	–	(33.0)	34.2

Uranium inventory valuation adjustment	–	19.5	–

Changes in operating assets and liabilities:

Accounts receivable – (increase) decrease	247.3	(49.3)	(137.4)

Inventories – (increase) decrease	(274.0)	122.3	51.2

Payables under Russian Contract – increase	59.8	17.5	78.0

Accounts payable and other liabilities – increase (decrease)	23.5	(62.9)	(1.0)

Other	(6.8)	.7	19.4

Net Cash Provided by Operating Activities	207.6	262.8	230.4

Cash Flows Used in Investing Activities

Capital expenditures	(53.1)	(75.9)	(51.1)

Cash Flows from Financing Activities

Repurchase of common stock	(13.0)	(124.6)	(14.8)

Dividends paid to stockholders	(44.3)	(75.9)	(82.5)

Dividends paid to U.S. Treasury	–	–	(1,709.4)

Proceeds from issuance of senior notes	–	–	495.2

Net proceeds from (repayment of) short-term debt	(50.0)	–	50.0

Common stock issued	2.3	–	–

Debt and common stock issuance costs	–	–	(9.0)

Net Cash Provided by (Used in) Financing Activities	(105.0)	(200.5)	(1,270.5)

Net Increase (Decrease)	49.5	(13.6)	(1,091.2)

Cash and Cash Equivalents at Beginning of Fiscal Year	73.0	86.6	1,177.8

Cash and Cash Equivalents at End of Fiscal Year	$122.5	$73.0	$86.6

Supplemental Cash Flow Information

Interest paid	$34.4	$40.2	$16.7

Income taxes paid	12.7	3.9	5.7

Supplemental Schedule of Non-Cash Financing Activities Transfer of responsibility for depleted uranium disposition to Department of Energy	–	–	373.8

See notes to consolidated financial statements.

USEC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

	Common
	Stock,
	Par Value	Excess of				Total
	$.10 per	Capital over	Retained	Treasury	Deferred	Stockholders’
	Share	Par Value	Earnings	Stock	Compensation	Equity

Balance at June 30, 1998	$10.0	$1,357.1	$1,053.4	–	–	$2,420.5

Exit dividend paid to U.S. Treasury	–	(658.0)	(1,051.4)	–	–	(1,709.4)

Transfer of responsibility for depleted uranium to Department of Energy	–	373.8	–	–	–	373.8

Costs related to initial public offering	–	(5.3)	–	–	–	(5.3)

Restricted stock issued, net of amortization	–	4.4	–	–	$(3.7)	.7

Repurchase of common stock	–	–	–	$(14.8)	–	(14.8)

Dividends paid to stockholders	–	–	(82.5)	–	–	(82.5)

Net income	–	–	152.4	–	–	152.4

Balance at June 30, 1999	10.0	1,072.0	71.9	(14.8)	(3.7)	1,135.4

Restricted and other stock issued, net of amortization	–	(1.3)	–	3.6	1.2	3.5

Repurchase of common stock	–	–	–	(124.6)	–	(124.6)

Dividends paid to stockholders	–	–	(75.9)	–	–	(75.9)

Net income	–	–	8.9	–	–	8.9

Balance at June 30, 2000	10.0	1,070.7	4.9	(135.8)	(2.5)	947.3

Restricted and other stock issued, net of amortization	–	(3.8)	–	6.6	1.6	4.4

Repurchase of common stock	–	–	–	(13.0)	–	(13.0)

Dividends paid to stockholders	–	–	(44.3)	–	–	(44.3)

Net income	–	–	78.4	–	–	78.4

Balance at June 30, 2001	$10.0	$1,066.9	$39.0	$(142.2)	$(.9)	$972.8

See notes to consolidated financial statements.

USEC Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS

      USEC Inc., a Delaware corporation (“USEC”), formerly United States Enrichment Corporation (a U.S. Government-owned corporation), is a global energy company and is the world leader in the supply of low enriched uranium (“LEU”) for use in nuclear power plants. USEC provides LEU to electric utilities for use in about 170 nuclear reactors.

      Customers typically deliver uranium feedstock to the enrichment facilities as part of their enrichment contracts. Customers are billed for the separative work units (“SWU”) deemed to be contained in the LEU delivered to them. SWU is a standard unit of measurement which represents the effort required to separate specific quantities of uranium containing .711% of U235 into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment.

      USEC uses the gaseous diffusion process to enrich uranium, separating and concentrating the lighter uranium isotope U235 from its slightly heavier counterpart U238. The process relies on the slight difference in mass between the isotopes for separation. The concentration of the isotope U235 is increased from less than 1% to up to 5%.

      USEC leases the Paducah gaseous diffusion plant located in Paducah, Kentucky, and the Portsmouth gaseous diffusion plant located near Portsmouth, Ohio, from the Department of Energy (“DOE”). In September 2000, USEC began purchasing a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with Tennessee Valley Authority (“TVA”). Power is also purchased by USEC for the Paducah plant under a power contract between the DOE and Electric Energy, Inc. (“EEI”).

      In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant and began providing winterization, cold standby and deposit removal services at the Portsmouth plant under contract with DOE. In fiscal 2001, power for the Portsmouth plant was purchased by USEC under a power contract between DOE and Ohio Valley Electric Corporation (“OVEC”).

      The Nuclear Regulatory Commission (“NRC”) has had regulatory authority over the operations of the plants since March 1997. The term of the NRC certification of the plants has been renewed for a five-year period ending December 2003.

      USEC has been designated by the U.S. Government as the Executive Agent under a government-to-government agreement and as such entered into an agreement with the Executive Agent for the Russian Federation (the “Russian Contract”) under which USEC purchases the SWU component of LEU derived from highly enriched uranium recovered from dismantled nuclear weapons of the Russian Federation for use in commercial electricity production.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

      USEC Inc. is a holding company. The consolidated financial statements include the accounts of USEC Inc., its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries. All material intercompany transactions are eliminated.

Cash and Cash Equivalents

      Cash and cash equivalents include temporary cash investments with maturities of three months or less.

Inventories

      Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on long-term market prices quoted at the balance sheet date. SWU inventory costs are determined using the monthly moving average cost method and are based on production costs at the plants and purchase costs of the SWU component of LEU under the Russian Contract. Production costs at the plants include electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization and maintenance and repairs. The cost of the SWU component of LEU purchased under the Russian Contract is recorded at acquisition cost plus related shipping costs.

Property, Plant and Equipment

      Construction work in progress is recorded at acquisition or construction cost and includes capitalized interest of $1.3 million in fiscal 2001 and $3.2 million in fiscal 2000. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation commences. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful lives which range from three to ten years or the expected plant lease period which for the Paducah plant is estimated to extend through calendar year 2008. USEC leases most, but not all, of the buildings and facilities at the plants from DOE. At the end of the lease, ownership and responsibility for decontamination and decommissioning of property, plant and equipment that USEC leaves at the plants transfer to DOE. Maintenance and repair costs are charged to production costs as incurred.

      In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant. Special charges in fiscal 2000 include $62.8 million for the impairment of property, plant and equipment at the Portsmouth plant. USEC continues to operate the transfer and shipping facilities at the Portsmouth plant.

      A summary of changes in property, plant and equipment in fiscal years 2001 and 2000 follows (in millions):

		Capital	Impairment at	Transfers		Capital	Transfers
	June 30,	Expenditures	Portsmouth	and	June 30,	Expenditures	and	June 30,
	1999	(Depreciation)	Plant	Retirements	2000	(Depreciation)	Retirements	2001

Construction work in progress	$39.5	$69.6	$(12.1)	$(75.6)	$21.4	$47.3	$(44.5)	$24.2

Leasehold improvements	48.5	–	(36.7)	75.5	87.3	4.4	27.1	118.8

Machinery and equipment	157.8	6.3	(53.4)	(2.5)	108.2	1.4	14.8	124.4

	245.8	75.9	(102.2)	(2.6)	216.9	53.1	(2.6)	267.4

Accumulated depreciation and amortization	(79.2)	(20.4)	39.4	2.6	(57.6)	(22.6)	2.6	(77.6)

	$166.6	$55.5	$(62.8)	$–	$159.3	$30.5	$–	$189.8

Revenue

      Revenue from sales of the SWU component of LEU and from sales of uranium is recognized at the time LEU is shipped under the terms of contracts with domestic and foreign electric utility customers. Under power-for-SWU barter contracts, USEC exchanges the SWU component of LEU for electric power supplied to the plants, and revenue is recognized at the time LEU is shipped with selling prices for the SWU component based on the fair market value of electric power received.

      Contracts with customers are primarily requirements contracts, under which customers are required to make payment for SWU, uranium or LEU based on their reactor requirements, whether or not they take delivery. Depending on nuclear reactor refueling requirements, certain customers make advance payments and postpone delivery to a later date. Advances from customers are reported as deferred revenue, and, as LEU is shipped, revenue is recognized. At June 30, 2001, deferred revenue and advances from customers includes a deferred payment obligation of $40.8 million resulting from the purchase of electric power from TVA in fiscal 2001. The obligation and related interest is scheduled to be satisfied in connection with the sale of SWU to TVA under a requirements contract in fiscal years 2002 through 2004.

      No customer represented more than 10% of revenue in fiscal years 2001, 2000, or 1999. Revenue attributed to domestic and international customers follows:

	Fiscal Years Ended June 30,

	2001	2000	1999

Domestic	49%	62%	62%

Asia	46	32	30

Europe and other	5	6	8

	100%	100%	100%

Financial Instruments

      The balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

Concentrations of Credit Risk

      Credit risk could result from the possibility of a customer failing to perform according to the terms of a contract. Extension of credit is based on an evaluation of each customer’s financial condition. USEC regularly monitors credit risk exposure and takes steps to mitigate the likelihood of such exposure resulting in a loss. Based on experience and outlook, an allowance for bad debts has not been established for customer trade receivables.

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

Advanced Technology Development Costs

      Advanced technology development costs are charged to expense as incurred. Costs in fiscal years 2001 and 2000 are for the evaluation of the availability and economics of centrifuge technology and a potential new advanced enrichment technology called SILEX. Costs in fiscal 1999 were primarily for the Atomic Vapor Laser Isotope Separation project (“AVLIS”). Development of the AVLIS technology was suspended in June 1999.

Deferred Income Taxes

      USEC follows the asset and liability approach to account for deferred income taxes. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences of temporary differences between the balance sheet carrying amounts of assets and liabilities and their respective tax bases. Deferred income taxes are based on income tax rates in effect for the years in which temporary differences are expected to reverse. The effect on deferred income taxes of a change in income tax rates is recognized in income when the change in rates is enacted in the law.

New Accounting Standards

      Under Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations,” obligations relating to asset retirements would be recorded on the balance sheet and measured at fair value using an expected present-value technique and a credit-adjusted risk-free interest rate. FAS 143 would become effective and be required to be adopted by USEC at the beginning of fiscal 2003. USEC has not completed its assessment or evaluation of FAS 143 and has not yet determined whether or to what extent the new accounting standards will affect the financial statements.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and costs and expenses during the periods presented. Estimates include costs for the disposition of depleted uranium, lease turnover activities, ceasing uranium enrichment operations at the Portsmouth plant including decommissioning and postretirement health benefits relating to OVEC power generating facilities and employees, the operating lease periods of the plants, and employee benefits, among others. Actual results could differ from those estimates.

Reclassifications

      Certain amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

3.  INVENTORIES

      Inventories and related balance sheet accounts at June 30 follow (in millions):

	2001	2000

Current assets:

Separative work units	$918.3	$596.0

Uranium	178.6	209.8

Uranium provided by customers	21.6	40.2

Materials and supplies	19.0	19.3

	1,137.5	865.3

Long-term assets:

Uranium	230.6	246.4

Highly enriched uranium transferred from DOE	189.6	190.0

	420.2	436.4

Current liabilities:

Uranium owed to customers	(21.6)	(40.2)

Inventories, net	$1,536.1	$1,261.5

      In December 2000, USEC reported to DOE that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the material out of specification. USEC and DOE have agreed on a process, including further sampling, to determine the actual amount of material that may be affected, and that process is underway and expected to be completed in the first half of fiscal 2002, subject to the procedures and time constraints of DOE. The total amount of uranium inventory that may be impacted, if further testing shows that all the material is affected, is approximately 9,500 metric tons with a cost of approximately $230 million at June 30, 2001. An impairment in the valuation of uranium inventory would result if testing indicates that the material is out of specification and if DOE fails to replace it.

      USEC believes, after consultation with legal counsel, that DOE committed itself to transfer non-contaminated material that conforms to regulatory and industry specifications for natural uranium. While no agreement has been reached yet with DOE, USEC expects DOE to replace any material found to be out of specification. Although USEC has sufficient other inventories on hand to meet delivery commitments to customers for the next two years, an impairment in the valuation of uranium inventory would have an adverse impact on USEC’s financial condition and results of operations.

      Inventories of SWU and uranium are valued at the lower of cost or market. Spot market prices of uranium were quoted at $23.62 per kilogram of uranium hexafluoride at June 30, 2000, a decline of 22% compared with June 30, 1999. Since uranium inventories are valued at the lower of cost or market, a non-cash uranium inventory valuation adjustment of $19.5 million was charged against income in fiscal 2000. Spot market prices of uranium increased 20% to $28.25 per kilogram in fiscal 2001.

      Inventories included in current assets represent amounts required to meet working capital needs, preproduce enriched uranium product and balance the uranium and electric power requirements of the plants.

      Generally, title to uranium provided by customers remains with the customer until delivery of LEU. USEC holds uranium with estimated fair values of $817.7 million at June 30, 2001, and $682.2 million at June 30, 2000, for which title is held by customers and others and for which no assets or liabilities are recorded on the balance sheet. However, uranium provided by customers for which title does pass to USEC prior to delivery of LEU is recorded on the balance sheet at estimated fair values of $21.6 million at June 30, 2001, and $40.2 million at June 30, 2000, with corresponding liabilities in the same amounts representing uranium owed to customers.

      Inventories reported as long-term assets include uranium not expected to be used or sold within one year of the balance sheet date and include the SWU and uranium components of 50 metric tons of highly enriched uranium transferred to USEC from DOE in fiscal 1998 and scheduled to be blended down to LEU over the next five years. USEC is responsible for costs related to the blending of the highly enriched uranium into LEU, as well as certain transportation, safeguards and security costs.

4.  PURCHASE OF SEPARATIVE WORK UNITS UNDER RUSSIAN CONTRACT

      In January 1994, USEC on behalf of the U.S. Government signed the 20-year Russian Contract with OAO Techsnabexport (“Tenex”, or “the Russian Executive Agent”), the Executive Agent for the Ministry of Atomic Energy of the Russian Federation, which is the Executive Agent for the Russian Federation, under which USEC purchases the SWU component of LEU derived from up to 500 metric tons of highly enriched uranium recovered from dismantled Soviet nuclear weapons. Highly enriched uranium is blended down in Russia and delivered to USEC, F.O.B. St. Petersburg, Russia, for sale and use in commercial nuclear reactors.

      USEC has committed to purchase the SWU component of LEU under the Russian Contract at a cost of $322.2 million in the six months ending December 31, 2001. The cost of the SWU component of LEU purchased under the Russian Contract, including related shipping charges, in fiscal years 2001, 2000 and 1999 follow (in millions):

Amount

Fiscal Years Ended June 30,

2001	$591.5

2000	417.8

1999	319.6

$1,328.9

      Purchases of the SWU component of LEU from the Russian Federation represented 52% of the combined produced and purchased supply mix for USEC in fiscal 2001, compared with 41% in fiscal 2000.

Subject to approval by the U.S. Government of an agreement-in-principle with the Russian Executive Agent, USEC expects SWU purchases from Russia will approximate 60% of the supply mix in fiscal 2002.

      USEC reached an agreement-in-principle with the Russian Executive Agent in May 2000 that includes a new market-based pricing agreement under the Russian Contract and an agreement to purchase a fixed quantity of commercial SWU contained in LEU from Russia. The pricing agreement with the Russian Executive Agent is for the period of calendar year 2002 through 2013. Implementation of the agreement is subject to review and approval by the U.S. and Russian Governments and adoption of an amendment to the antidumping suspension agreement between the DOC and the Russian Federation to permit importation of commercial LEU from Russia. The timing and conditions, if any, for approval by the U.S. and Russian Governments are uncertain. If the pricing agreement is not approved, and other pricing terms are not agreed upon, USEC would have the right to purchase the Russian SWU component of LEU under the Russian Contract for calendar 2002 at calendar 2001 prices. USEC expects the pricing agreement will be finalized before January 2002.

5. INCOME TAXES

      The provision (credit) for income taxes follows (in millions):

	Fiscal Years Ended June 30,

	2001	2000	1999

Current:

Federal	$16.4	$(2.1)	$5.1

State and local	1.5	.8	.6

	17.9	(1.3)	5.7

Deferred:

Federal	5.4	(2.1)	40.7

State and local	.5	(.1)	5.2

	5.9	(2.2)	45.9

Special deferred tax credit from transition to taxable status:

Federal	(34.3)	–	(49.8)

State and local	(3.0)	–	(4.7)

	(37.3)	–	(54.5)

	$(13.5)	$(3.5)	$(2.9)

      The provision (credit) for income taxes includes a special income tax credit of $37.3 million in fiscal 2001 and $54.5 million in fiscal 1999 for deferred income tax benefits that arose from the transition to taxable status. USEC transitioned to taxable status in July 1998 at the time of the initial public offering. The change in estimate in fiscal 2001 resulted from a reassessment of certain deductions for which related income tax savings were not certain.

      Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities at June 30, as follow (in millions):

	2001	2000

Deferred tax assets:

Plant lease turnover and other exit costs	$34.2	$30.9

Employee benefits costs	16.3	15.2

Property, plant and equipment	–	5.4

Tax intangibles	13.1	54.8

Deferred costs for depleted uranium	26.7	–

Tax credit carryforward	–	4.2

Other	5.8	12.9

	96.1	123.4

Valuation allowance	(45.2)	(82.5)

Deferred tax assets, net of valuation allowance	50.9	40.9

Deferred tax liabilities:

Depleted uranium disposition	–	13.5

Inventory costs	8.8	16.7

Deferred tax liabilities	8.8	30.2

	$42.1	$10.7

      USEC became subject to federal, state and local income taxes at the time of the initial public offering in July 1998. The valuation allowance of $45.2 million at June 30, 2001, and $82.5 million at June 30, 2000, relates to various deferred tax items and valuations resulting from the privatization.

      Excluding the special tax credit of $37.3 million in fiscal 2001, the provision for income taxes amounted to $23.8 million and is based on effective tax rate of 37%. A reconciliation of income taxes calculated based on the statutory federal income tax rate of 35% and the provision (credit) for income taxes reflected in the consolidated statements of income follows (in millions):

	Fiscal Years Ended June 30,

	2001	2000	1999

Federal income taxes based on statutory rate	$22.7	$1.9	$52.3

State income taxes, net of federal benefit	3.4	.2	3.4

Export tax incentives	(3.6)	(3.9)	(1.4)

Research and experimentation tax credit	–	(1.7)	(3.4)

Other	1.3	–	.7

	23.8	(3.5)	51.6

Special deferred tax credit from transition to taxable status	(37.3)	–	(54.5)

	$(13.5)	$(3.5)	$(2.9)

6.  SHORT AND LONG-TERM DEBT

      Short and long-term debt at June 30 follows (in millions):

	2001	2000

Short-term debt	$–	$50.0

Long-term debt:

6.625% senior notes, due January 20, 2006	350.0	350.0

6.750% senior notes, due January 20, 2009	150.0	150.0

	500.0	500.0

	$500.0	$550.0

      In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 20, 2006, and $150.0 million of 6.750% senior notes due January 20, 2009, resulting in net proceeds of $495.2 million. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. Interest is paid every six months on January 20 and July 20. The senior notes may be redeemed at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium, as defined.

      At June 30, 2001, revolving credit commitments of $150.0 million were available under a bank credit facility scheduled to expire in July 2003. There were no short-term borrowings at June 30, 2001. At June 30, 2000, short-term debt amounted to $50.0 million with weighted average interest rate of 7.7%.

      At June 30, 2001, USEC was in compliance with financial covenants under the bank credit facility, including restrictions on the granting of liens or pledging of assets, a minimum net worth and a debt to total capitalization ratio, as well as other customary conditions and covenants. The bank credit facility restricts borrowings by subsidiaries to a maximum of $100.0 million. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facility includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

      At June 30, 2001, the fair value of debt calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $459.7 million, compared with the balance sheet carrying amount of $500.0 million.

7.  SPECIAL CHARGES

      A summary of special charges recorded in fiscal years 2000 and 1999 and changes in the related balance sheet accounts at June 30 follow (in millions):

	Balance		Paid	Balance	Special	Paid	Balance	Paid	Balance
	June 30,	Special	and	June 30,	Charges	and	June 30,	and	June 30,
	1998	Charges	Utilized	1999	(Credit)	Utilized	2000	Utilized	2001

Workforce reductions	$12.8	–	$(5.9)	$6.9	$15.0	$(6.9)	$15.0	$(9.7)	5.3

Privatization costs	13.8	–	(13.8)	–	–	–	–	–	–

Suspension of development of AVLIS technology	–	$34.7	(.5)	34.2	(1.2)	(33.0)	–	–	–

Discontinue uranium enrichment at Portsmouth plant:

Workforce reductions	–	–	–	–	30.2	–	30.2	(5.5)	24.7

Lease turnover and other exit costs	–	–	–	–	33.5	(2.8)	30.7	(7.4)	23.3

Impairment of property, plant and equipment	–	–	–	–	62.8	(62.8)	–	–	–

	–	–	–	–	126.5	(65.6)	60.9	(12.9)	48.0

	$26.6	$34.7	$(20.2)	$41.1	$140.3	$(105.5)	$75.9	$(22.6)	$53.3

      Amounts paid and utilized include cash payments, non-cash charges for asset impairments, and liabilities incurred for incremental pension and postretirement health benefits.

Workforce Reductions

      Workforce reduction plans involving 575 employees were finalized in June 2000 and resulted in special charges for severance benefits of $15.0 million in fiscal 2000. Amounts paid and utilized with respect to the workforce reductions involving 483 employees amounted to $9.7 million in fiscal 2001.

Discontinue Uranium Enrichment at Portsmouth Plant

      In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to align production costs with lower market prices. USEC continues to operate the transfer and shipping facilities at the Portsmouth plant. The plan announced in June 2000 to cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $126.5 million in fiscal 2000, including asset impairments of $62.8 million, severance benefits of $30.2 million for workforce reductions involving 1,200 plant employees based on labor contract requirements, and lease turnover and other exit costs of $33.5 million. In November 2000, USEC agreed to increase the amount of severance benefits for workforce reductions at the Portsmouth plant by up to $10.0 million by providing an additional severance benefit of $8,400 for each employee. In fiscal 2001, amounts paid and utilized amounted to $12.9 million, including severance benefits of $5.5 million for workforce reductions involving 189 employees, a $2.0 million contribution paid to the Southern Ohio Diversification Initiative for economic development in the region of the Portsmouth plant, and $5.4 million for lease turnover activities. In fiscal 2000, amounts paid and utilized amounted to $65.6 million, consisting principally of asset impairments applied against production equipment, leasehold improvements and other fixed assets at the Portsmouth plant.

      In June 2001, DOE authorized funding for USEC to conduct winterizing, cold standby, and deposit removal contract services at the Portsmouth plant. Depending on the timing, implementation and duration of DOE’s program for cold standby, costs to cease enrichment operations at the Portsmouth plant accrued by USEC in fiscal 2000 may change. Workforce reductions are delayed as a result of DOE’s program to maintain the Portsmouth plant in cold standby. It is not possible to determine the effects of such program on severance and other costs associated with ceasing uranium enrichment operations.

      In September 2000, USEC provided notice to terminate the electric power contract with DOE and OVEC effective April 2003 and to release power to OVEC when uranium enrichment operations at the Portsmouth plant cease. Under the terms of a supplemental letter agreement, dated March 20, 2001, OVEC released USEC from commitments to purchase electric power when enrichment operations ceased in May 2001. Upon termination of the power contract in April 2003, USEC is responsible for its pro rata share of OVEC’s obligations for postretirement health benefit costs and its pro rata share of OVEC’s obligations for future decommissioning and shutdown activities at the coal-burning power generating facilities owned and operated by OVEC. USEC has accrued its estimated pro rata share of such obligations. Final determinations of such costs by independent actuaries and engineering consultants could be different from the estimated amounts accrued as obligations by USEC.

Suspension of Development of AVLIS Technology

      AVLIS is a uranium enrichment process which uses lasers to separate uranium isotopes. The AVLIS process was developed under a contract with DOE by the Lawrence Livermore National Laboratory (“LLNL”) located in Livermore, California.

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

8.  ENVIRONMENTAL MATTERS

      Environmental compliance costs include the handling, treatment and disposal of hazardous substances and wastes. Pursuant to the USEC Privatization Act, environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to certain identified wastes generated by USEC and stored at the plants. DOE remains responsible for decontamination and decommissioning of the plants.

Depleted Uranium

      USEC accrues estimated costs for the future disposition of depleted uranium based on estimates for transportation, conversion and disposal. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC through July 28, 1998, was transferred to DOE. USEC stores depleted uranium generated since July 28, 1998, at the plants and continues to evaluate various proposals for its disposition. The accrued liability included in other long-term liabilities amounted to $66.2 million at June 30, 2001, and $48.6 million at June 30, 2000.

      In June 1998, USEC paid $50.0 million to DOE, and DOE assumed responsibility for disposal of a certain amount of depleted uranium generated by USEC from October 1998 to September 2005. The payment resulted in deferred costs for depleted uranium that are being amortized as charges against production costs using a straight line method over the term of the agreement. The remaining balance amounted to $27.1 million at June 30, 2001, and $35.4 million at June 30, 2000.

Other Environmental Matters

      USEC’s operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the plants pursuant to permits, orders and agreements with DOE and various state agencies. The accrued liability for the treatment and disposal of stored wastes generated by USEC’s operations and included in other liabilities amounted to $4.7 million at June 30, 2001 and at June 30, 2000.

Nuclear Indemnification

      DOE is required to indemnify USEC against claims for public liability (i) arising out of or in connection with activities under the lease, including domestic transportation and (ii) arising out of or resulting from a nuclear incident or precautionary evacuation. DOE’s obligations are capped at the $9.4 billion statutory limit set forth in the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States. The Price-Anderson Act is scheduled to expire August 2002. USEC expects indemnification legislation will be reauthorized.

Contract Services for DOE

      USEC provides contract services for DOE at the plants as a contractor and as a subcontractor. Contract services include environmental restoration, waste management and, beginning in fiscal 2001, winterization, cold standby and deposit removal at the Portsmouth plant. Payments by DOE and DOE contractors to USEC for contract services are based on actual costs incurred and amounted to $35.3 million, $34.2 million, and $38.3 million in fiscal years 2001, 2000, and 1999, respectively.

9.  COMMITMENTS AND CONTINGENCIES

Power Contracts and Commitments

      In September 2000, USEC began purchasing a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with TVA. TVA provides electric power at fixed contract prices with capacity varying monthly from 300 to 1,780 megawatts. Prices are fixed from September 2000 until May 2006. In order to reduce power costs, USEC substantially reduces production and the related power load at the Paducah plant in the summer months when the cost of power is high. Subject to prior notice, TVA may interrupt power to the Paducah plant, except no interruption is allowed in the summer months. Under the agreement, amounts paid to TVA for power purchased in fiscal 2001 were reduced by a deferred payment obligation. At June 30, 2001, the deferred payment obligation amounted to $40.8 million, of which $19.6 million was included in current liabilities as part of deferred revenue and advances from customers. USEC has secured the obligation, as long as it is outstanding, by transferring title to uranium inventories with an equivalent value to TVA. The obligation and related interest is scheduled to be satisfied in connection with the sale of the SWU component of LEU to TVA under a requirements contract in fiscal years 2002 through 2004.

      In fiscal 2001, USEC purchased electric power for the Portsmouth plant from OVEC, and purchased a portion of the electric power for the Paducah plant from EEI. DOE transferred the benefits of the OVEC and EEI power purchase contracts to USEC. Cost for electric power purchased from OVEC and EEI are based on actual costs incurred by OVEC and EEI.

      USEC is obligated, whether or not it takes delivery of power, to make minimum annual payments for the purchase of power estimated as follows (in millions):

Fiscal Years Ending June 30,

2002	$254.9

2003	273.4

2004	251.7

2005	258.9

2006	234.6

$1,273.5

Legal Matters

      On October 27, 2000, a federal securities lawsuit was filed against USEC in the U.S. District Court for the Western District of Kentucky, Paducah Division. In June 2001, the lawsuit was transferred to the U.S. District Court for the Southern District of Maryland. The lawsuit names as defendants USEC and certain of its officers and seven underwriters involved in the initial public offering of common stock. Additional lawsuits of a similar nature have been filed in the same court. The plaintiffs in each lawsuit seek to represent a class of purchasers of USEC’s common stock between July 23, 1998, and December 2, 1999. On July 23, 1998, USEC’s common stock began trading in connection with the initial public offering. The lawsuits generally allege that certain statements in the registration statement and prospectus for the initial public offering were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties. The plaintiffs seek compensatory damages. USEC believes that the allegations are without merit and intends to defend itself vigorously, and that the outcome of these lawsuits will not have a material adverse effect on its financial position or results of operations.

      In June 2001, USEC received notices from the Ohio State Department of Taxation asserting deficiencies in personal property tax payments for calendar years 2000 and 1999. The total additional property taxes asserted amount to $13.3 million plus interest and relate principally to certain inventories USEC believes are exempt from personal property taxes in Ohio. USEC believes it has meritorious defenses to the asserted deficiencies and plans to file petitions for reassessment challenging the additional property taxes.

      USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its financial position or results of operations.

Lease Commitments

      Total costs incurred under the lease with DOE for the plants and leases for office space and equipment aggregated $7.2 million, $7.1 million and $8.1 million in fiscal years 2001, 2000 and 1999, respectively. Minimum lease payments are estimated at $5 million for each of the next five fiscal years.

      USEC has the right to extend the lease for the plants indefinitely at its sole option and may terminate the lease in its entirety or with respect to one of the plants at any time upon two years’ notice. Upon termination of the lease, USEC is responsible for certain lease turnover activities, including documentation of the condition of the plants and termination of facility operations. Lease turnover costs are accrued and charged to production costs over the expected lease period which for the Paducah plant is estimated to extend through calendar year 2008. Lease turnover costs for the Portsmouth plant were accrued over the productive life of the plant and as part of a special charge in fiscal 2000. Accrued costs included in other liabilities amounted to $35.7 million at June 30, 2001 and $32.5 million at June 30, 2000.

Employee Matters

      Two labor unions represent 51% of the employees at the plants. The collective bargaining agreement covering 660 hourly employees at the Paducah plant represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union is scheduled to expire July 31, 2001. The contract renewal process is underway.

10.  PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

      In fiscal 1999, the operations and maintenance contract with Lockheed Martin Utility System (“LMUS”), a subsidiary of Lockheed Martin Corporation, was terminated by USEC. Most employees of LMUS became employees of USEC. Pension and postretirement health and life benefit obligations and related plan assets were transferred from plans sponsored by Lockheed Martin Corporation to plans sponsored by USEC. The aggregate of the fair values of plan assets transferred was equivalent to the combined pension and postretirement health and life benefit obligations transferred to USEC based on discount rates established by the Pension Benefit Guaranty Corporation and other actuarial assumptions. Plan assets for pension and postretirement health and life benefit plans are maintained in trusts and consist mainly of common stock and fixed-income investments.

      There are 7,600 employees and retirees covered by defined benefit pension plans providing retirement benefits based on compensation and years of service, and 3,400 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998.

      Changes in benefit obligations and plan assets in fiscal years 2001 and 2000 and the funded status of the plans at June 30 follow (in millions):

	Fiscal Years Ended June 30,

			Postretirement
	Defined Benefit		Health and
	Pension Plans		Life Benefit Plans

	2001	2000	2001	2000

Changes in Benefit Obligations

Obligations at beginning of fiscal year	$414.2	$430.0	$128.9	$130.0

Actuarial (gain) loss	22.6	(33.4)	7.2	6.6

Change in attribution period	–	–	–	(22.6)

Service cost	9.4	11.5	7.1	6.9

Interest cost	33.7	32.3	12.4	10.2

Benefits paid	(27.4)	(26.2)	(2.0)	(2.2)

Obligations at end of fiscal year	452.5	414.2	153.6	128.9

Changes in Plan Assets

Fair value of plan assets at beginning of fiscal year	624.0	511.0	38.0	37.0

Actual return on plan assets	(22.3)	101.3	4.5	1.0

USEC contributions	.1	.4	1.5	2.2

Fair value of plan assets transferred	–	37.5	–	–

Benefits paid	(27.4)	(26.2)	(2.0)	(2.2)

Fair value of plan assets at end of year	574.4	624.0	42.0	38.0

Funded (unfunded) status	121.9	209.8	(111.6)	(90.9)

Unrecognized prior service costs (benefit)	.8	–	(9.4)	(20.5)

Unrecognized net actuarial (gains) losses	(45.8)	(151.6)	(3.7)	4.9

Prepaid (accrued) benefit costs at June 30.	$76.9	$58.2	$(124.7)	$(106.5)

      The expected cost of providing pension benefits is accrued over the years employees render service, and actuarial gains and losses are amortized over the employees’ average future service life.

      In fiscal 2000, the attribution period for postretirement health and life benefit obligations was changed from 10 years of service to 10 years of service commencing at age 40 or from date of hire if after age 40. There were no changes in the postretirement health or life benefits. The change in the attribution period reduced the benefit obligation by $22.6 million in fiscal 2000 and reduced net benefit plan costs by $2.4 million in fiscal 2001 and $2.1 million in fiscal 2000. Actuarial gains and losses and prior service costs or benefits are amortized over the average remaining years of service until the date of full benefit eligibility.

      The components of net benefit costs (income) and the assumptions used in the calculations of benefit obligations at June 30 follow (dollars in millions):

	Fiscal Years Ended June 30,

			Postretirement
			Health and
	Defined Benefit		Life Benefits
	Pension Plans		Plans

	2001	2000	2001	2000

Service cost	$9.4	$11.5	$7.1	$6.9

Interest cost	33.7	32.3	12.4	10.2

Expected return on plan assets	(55.0)	(48.6)	(3.4)	(3.2)

Amortization of actuarial (gains) losses	(7.3)	–	–	–

Amortization of prior service costs (credit)	–	–	(2.4)	(2.1)

Net benefit costs (income)	$(19.2)	$(4.8)	$13.7	$11.8

Discount rate	7.5%	8.0%	7.5%	8.0%

Expected return on plan assets	9.0	9.0	9.0	9.0

Compensation increases	4.5	4.5	4.5	4.5

      The healthcare cost trend rate used to measure the postretirement health benefit obligation is 7% in fiscal 2002 and is assumed to decline gradually to 5% over the next five years and then remain level. A one-percentage-point change in the assumed healthcare cost trend would change annual costs by $3.2 million and change the benefit obligation by $26.6 million.

      USEC sponsors 401(k) and other defined contribution plans for employees. Employee contributions are matched at established rates. Amounts contributed are invested in securities and administered by independent trustees. USEC’s matching contributions amounted to $5.6 million, $5.9 million, and $5.6 million in fiscal years 2001, 2000, and 1999, respectively.

      USEC provides executive officers, through nonqualified plans, additional pension benefits in excess of qualified plan limits imposed by tax law. The excess pension benefits are unfunded. The actuarial present value of projected benefit obligations for excess pension benefits amounted to $6.7 million at June 30, 2001, and $2.6 million at June 30, 2000. Under a 401(k) restoration plan, executive officers contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. Costs for plans providing excess pension benefits, 401(k) restoration and other supplemental benefits for executive officers amounted to $1.3 million in fiscal 2001 and $1.1 million in fiscal 2000.

11.  STOCKHOLDERS’ EQUITY

Common Stock

      Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding

Balance June 30, 1998.	–	–	–

Initial public offering	100,000	–	100,000

Repurchase of common stock	–	(1,142)	(1,142)

Common stock issued	318	–	318

Balance at June 30, 1999.	100,318	(1,142)	99,176

Repurchase of common stock	–	(16,972)	(16,972)

Common stock issued	2	272	274

Balance at June 30, 2000.	100,320	(17,842)	82,478

Repurchase of common stock	–	(2,819)	(2,819)

Common stock issued	–	907	907

Balance at June 30, 2001	100,320	(19,754)	80,566

Preferred Stock Purchase Rights

      In April 2001, the Board of Directors approved a shareholder rights plan, under which shareholders of record May 9, 2001, received rights that initially trade together with USEC common stock and are not exercisable. In the absence of further action by the Board, the rights generally would become exercisable and allow the holder to acquire USEC common stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of USEC common stock or commences a tender or exchange offer to acquire 15% or more of the common stock of USEC. However, any rights held by the acquirer would not be exercisable. The Board of Directors may direct USEC to redeem the rights at $.01 per right at any time before the tenth day following the acquisition of 15% or more of USEC common stock.

Compensation Plans

      In February 1999, stockholders approved the USEC Inc. 1999 Equity Incentive Plan, under which 9 million shares of common stock were reserved for issuance over a 10-year period, including incentive stock options, nonqualified stock options, restricted stock or stock units, performance awards and other stock-based awards.

      Grants of restricted stock, net of forfeitures, amounted to 273,000 shares, 110,000 shares and 318,000 shares and resulted in deferred compensation, based on the fair market value of common stock at the date of grant, of $.3 million, $1.7 million and $4.4 million in fiscal years 2001, 2000, and 1999, respectively. Sale of such shares is restricted prior to the date of vesting. Deferred compensation is amortized to expense on a straight-line basis over the vesting period.

      A summary of stock options outstanding in fiscal years 2001 and 2000 follows (shares in thousands):

		Weighted-
	Number	Average
	of Shares	Exercise Price

Balance at June 30, 1999	1	$13.74

Options granted	4,555	8.47

Options forfeited	(377)	10.81

Balance June 30, 2000.	4,179	8.27

Options granted	108	4.33

Options exercised	(67)	4.69

Options forfeited	(972)	9.69

Balance June 30, 2001	3,248	$7.78

      Options outstanding and options exercisable at June 30, 2001, follow (shares in thousands):

Exercise	Options	Remaining	Options
Price	Outstanding	Life in Years	Exercisable

$4.69	1,724	8.8	530
$11.88	1,401	8.0	291
$4 – $14	123	8.3	15

	3,248	8.4	836

      In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over a 10-year period by participating employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. There were 514,000 shares purchased by participating employees in fiscal year 2001 and 140,000 shares purchased in fiscal 2000.

      Compensation expense for employee stock compensation plans is measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued for Employees.” Under the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), pro forma net income assuming compensation expense was recognized under FAS 123 would have been $1.4 million (or $.02 per share) lower than reported in fiscal 2001 and $.9 million (or $.01 per share) lower than reported in fiscal 2000. Under FAS 123, compensation expense is based on the fair value of stock options at the date of grant using the Black-Scholes option pricing model and is amortized to expense over the vesting period. The fair value of stock options granted was $.1 million in fiscal 2001 and $6.4 million in fiscal 2000. Assumptions used for options outstanding in fiscal years 2001 and 2000 follows:

	Fiscal Years Ended June 30,

	2001	2000

Risk-free interest rate	5.5%	6.5%

Expected dividend yield	7–10%	9–12%

Expected volatility	50–60%	37–59%

Expected option life	6 years	6 years

Privatization

      An exit dividend of $1,709.4 million was paid to the U.S. Government at the time of the initial public offering in July 1998. The amount of the exit dividend in excess of retained earnings was recorded as a reduction of excess of capital over par value.

      Pursuant to the USEC Privatization Act, depleted uranium generated by USEC at the time of the initial public offering in July 1998 was transferred to DOE, and, in fiscal 1999, the accrued liability of $373.8 million for the disposition of depleted uranium was transferred to stockholders’ equity.

12.  QUARTERLY FINANCIAL DATA (Unaudited)

      The following table summarizes quarterly and annual results of operations (in millions, except per share data):

						Fiscal
	Sept. 30	Dec. 31	March 31		June 30	Year

Fiscal Year Ended June 30, 2001

Revenue	$226.8	$387.1	$243.1		$286.9	$1,143.9

Cost of sales	197.0	335.2	211.5		248.0	991.7

Gross profit	29.8	51.9	31.6		38.9	152.2

Advanced technology development costs	3.1	2.0	2.9		3.4	11.4

Selling, general and administrative	13.0	11.1	11.2		13.5	48.8

Operating income	13.7	38.8	17.5		22.0	92.0

Interest expense	8.6	8.8	8.6		9.2	35.2

Other (income) expense, net	(2.1)	(2.6)	(2.2)		(1.2)	(8.1)

Provision (credit) for income taxes	2.6	11.7	(34.3	) (1)	6.5	(13.5	) (1)

Net income	$4.6	20.9	$45.4		$7.5	$78.4

Net income per share – basic and diluted	$.06	$.26	$.56		$.09	$.97

Average number of shares outstanding	81.3	80.6	80.4		80.5	80.7

Fiscal Year Ended June 30, 2000

Revenue	$230.9	$447.6	$281.8		$529.1	$1,489.4

Cost of sales	186.4	377.4	226.0		446.5	1,236.3

Uranium inventory valuation adjustment	–	–	–		19.5	19.5

Gross profit	44.5	70.2	55.8		63.1	233.6

Special charges	–	–	–		140.3 (2)	140.3	(2)

Advanced technology development costs	1.4	2.6	2.7		4.7	11.4

Selling, general and administrative	12.2	11.2	11.7		13.8	48.9

Operating income (loss)	30.9	56.4	41.4		(95.7)	33.0

Interest expense	8.5	9.8	10.9		8.9	38.1

Other (income) expense, net	(2.8)	(2.9)	(2.6)		(2.2)	(10.5)

Provision (credit) for income taxes	9.1	16.9	10.5		(40.0)	(3.5)

Net income (loss)	$16.1	$32.6	$22.6		$(62.4)	$8.9

Net income (loss) per share – basic and diluted	$.16	$.36	$.25		$(.74)	$.10	(3)

Average number of shares outstanding	97.7	90.6	89.6		84.7	90.7

(1)	The provision for income taxes in fiscal 2001 includes a special income tax credit of $37.3 million (or $.46 per share) resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status.

(2)	The plan to cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $126.5 million ($79.3 million or $.87 per share after tax) in fiscal 2000, including asset impairments of $62.8 million, severance benefits of $30.2 million and lease turnover and other exit costs of $33.5 million.

Workforce reduction plans involving 575 employees resulted in special charges for severance benefits of $15.0 million ($9.4 million or $.10 per share after tax) in fiscal 2000.

(3)	Net income per share in fiscal 2000 does not equal the sum of the quarters because of changes in the number of shares outstanding from the repurchase of common stock.

EXHIBIT INDEX

10.51	USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999 and amended April 25, 2001.

10.52	Agreement between USEC Inc. and James R. Mellor, dated July 10, 2001.

23.1	Consent of Independent Public Accountants.