Form 10-Q
period 2001-09-30
USEC INC
filed 2001-11-06
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No     .

     As of October 31, 2001, there were 80,995,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

USEC Inc.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2001

TABLE OF CONTENTS

Page

PART I
Financial Information
Consolidated Financial Statements:
Consolidated Balance Sheets at September 30, 2001 (Unaudited) and June 30, 2001	3
Consolidated Statements of Income for the Three Months Ended September 30, 2001 and 2000 (Unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2001 and 2000 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Quantitative and Qualitative Disclosures about Market Risk	15
PART II
Other Information
Legal Proceedings	16
Exhibits and Reports on Form 8-K	16
Signature	16

     This Quarterly Report on Form 10-Q includes certain forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, whether and at what level duties are imposed in the pending U.S. Government antidumping and countervailing duty investigations of low enriched uranium from France, Germany, the Netherlands and the United Kingdom, implementation of the market-based pricing arrangement and deliveries under the Russian contract, the availability and cost of electric power, obtaining necessary agreements with the Department of Energy (“DOE”) regarding use of advanced technology and facilities, satisfactory performance of the technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans and maintain access to short-term funding, the refueling cycles of USEC’s customers, resolving of inventory issues with DOE, the outcome of litigation, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions)

	(Unaudited)
	September 30,	June 30,
	2001	2001

ASSETS

Current Assets Cash and cash equivalents	$39.9	$122.5
Accounts receivable – trade	213.0	175.8
Inventories	1,108.2	1,137.5
Other	18.2	15.6

Total Current Assets	1,379.3	1,451.4
Property, Plant and Equipment, net	191.8	189.8

Other Assets Deferred income taxes	48.6	42.1
Deferred costs for depleted uranium	25.0	27.1
Prepaid pension costs	78.3	76.9
Inventories	442.4	420.2

Total Other Assets	594.3	566.3

Total Assets	$2,165.4	$2,207.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$148.9	$166.2
Payables under Russian contract	106.6	100.3
Deferred revenue and advances from customers	76.1	91.0
Discontinue uranium enrichment at Portsmouth plant	34.6	48.0
Uranium owed to customers	28.2	21.6

Total Current Liabilities	394.4	427.1
Long-Term Debt	500.0	500.0

Other Liabilities

Deferred revenue and advances from customers	58.1	57.5
Depleted uranium disposition	64.3	66.2
Postretirement health and life benefit obligations	130.7	124.7
Other liabilities	59.3	59.2

Total Other Liabilities	312.4	307.6
Stockholders’ Equity	958.6	972.8

Total Liabilities and Stockholders’ Equity	$2,165.4	$2,207.5

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended
	September 30,

	2001	2000

Revenue:

Separative work units	$294.5	$223.0
Uranium	6.0	3.8

Total revenue	300.5	226.8
Cost of sales	287.3	197.0

Gross profit	13.2	29.8
Advanced technology development costs	2.5	3.1
Selling, general and administrative	11.2	13.0

Operating income (loss)	(.5)	13.7
Interest expense	9.3	8.6
Other (income) expense, net	(2.4)	(2.1)

Income (loss) before income taxes	(7.4)	7.2
Provision (credit) for income taxes	(2.7)	2.6

Net income (loss)	$(4.7)	$4.6

Net income (loss) per share – basic and diluted	$(.06)	$.06
Dividends per share	$.1375	$.1375
Average number of shares outstanding	80.8	81.3

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	September 30,

	2001	2000
Cash Flows from Operating Activities
Net income (loss)	$(4.7)	$4.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.6	5.1
Depleted uranium disposition	.2	3.5
Deferred revenue and advances from customers	(14.3)	—
Deferred income taxes	(6.5)	—
Discontinue uranium enrichment at Portsmouth plant	(13.4)	—
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(37.2)	116.8
Inventories – (increase) decrease	13.7	(159.0)
Payables under Russian contract – increase (decrease)	6.3	89.2
Accounts payable and other – net	(14.9)	(32.0)

Net Cash Provided by (Used in) Operating Activities	(65.2)	28.2

Cash Flows Used in Investing Activities
Capital expenditures	(7.6)	(15.1)

Cash Flows from Financing Activities
Repurchase of common stock	—	(10.1)
Dividends paid to stockholders	(11.1)	(11.1)
Repayment of short-term debt	—	(50.0)
Common stock issued	1.3	—

Net Cash Provided by (Used in) Financing Activities	(9.8)	(71.2)

Net (Decrease)	(82.6)	(58.1)
Cash and Cash Equivalents at Beginning of Period	122.5	73.0

Cash and Cash Equivalents at End of Period	$39.9	$14.9

Supplemental Cash Flow Information:
Interest paid	$16.6	$17.2
Income taxes paid (refund)	—	(4.9)

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

     Operating results for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

2. INVENTORIES

     Inventories and related balance sheet accounts follow (in millions):

	September 30,	June 30,
	2001	2001

Current assets:
Separative work units	$893.3	$918.3
Uranium	168.1	178.6
Uranium provided by customers	28.2	21.6
Materials and supplies	18.6	19.0

	1,108.2	1,137.5
Long-term assets:
Uranium	261.9	230.6
Highly enriched uranium transferred from
Department of Energy	180.5	189.6

	442.4	420.2
Current liabilities:
Uranium owed to customers	(28.2)	(21.6)

Inventories, reduced by uranium owed to customers	$1,522.4	$1,536.1

     In December 2000, USEC reported to the Department of Energy (“DOE”) that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the material out of specification. USEC and DOE have agreed on a process, including further sampling, to determine the actual amount of material that may be affected, and that process is underway and expected to be completed in fiscal 2002, subject to the procedures and time constraints of DOE. The total amount of uranium inventory that may be impacted, if further testing shows that all the material is affected, is approximately 9,500 metric tons with a cost of approximately $230 million at September 30, 2001. An impairment in the valuation of uranium inventory would result if testing indicates that the material is out of specification and if DOE fails to replace it.

     USEC believes, after consultation with legal counsel, that DOE committed itself to transfer non-contaminated material that conforms to regulatory and industry specifications for natural uranium. While no agreement has been reached yet with DOE, USEC expects DOE to replace any material found to be out of specification. Although USEC has sufficient quantities of uranium inventories on hand to meet uranium delivery commitments to customers for the next two years, an impairment in the valuation of uranium inventory would have an adverse impact on USEC’s financial condition and results of operations.

3. STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity follow (in millions):

	Common
	Stock,
	Par Value	Excess of				Total
	$.10 per	Capital over	Retained	Treasury	Deferred	Stockholders'
	share	Par Value	Earnings	Stock	Compensation	Equity

Balance at June 30, 2001	$10.0	$1,066.9	$39.0	$(142.2)	$(.9)	$972.8
Restricted and other stock issued, net of amortization	—	(.3)	—	3.1	(1.2)	1.6
Dividends paid to stockholders	—	—	(11.1)	—	—	(11.1)
Net income (loss)	—	—	(4.7)	—	—	(4.7)

Balance at September 30, 2001	$10.0	$1,066.6	$23.2	$(139.1)	$(2.1)	$958.6

     Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding

Balance at June 30, 2001	100,320	(19,754)	80,566
Common stock issued	—	426	426

Balance at September 30, 2001	100,320	(19,328)	80,992

4. SPECIAL CHARGES

     Changes in accrued liabilities resulting from special charges follow (in millions):

	Balance	Paid	Balance
	June 30,	and	September 30,
	2001	Utilized	2001

Workforce reductions	$5.3	$(.2)	$5.1
Discontinue enrichment operations at
Portsmouth plant:
Workforce reductions	24.7	(10.7)	14.0
Lease turnover and other exit costs	23.3	(2.7)	20.6

	48.0	(13.4)	34.6

	$53.3	$(13.6)	$39.7

Discontinue Uranium Enrichment at Portsmouth Plant

     In June 2001, DOE authorized funding for USEC to conduct cold standby contract services at the Portsmouth plant. Workforce reductions have been delayed as a result of DOE’s program to maintain the Portsmouth plant in cold standby. Depending on the timing, implementation and duration of DOE’s program for cold standby, costs to cease enrichment operations at the Portsmouth plant accrued by USEC in fiscal 2000 may change.

     In September 2000, USEC provided notice to terminate the electric power contract with DOE and Ohio Valley Electric Corporation (“OVEC”) effective April 2003 and to release power to OVEC when uranium enrichment operations at the Portsmouth plant cease. Under the terms of a supplemental letter agreement, dated March 20, 2001, OVEC released USEC from commitments to purchase electric power when enrichment operations ceased in May 2001. Upon termination of the power contract in April 2003, USEC is responsible for its pro rata share of OVEC’s obligations for postretirement health benefit costs and its pro rata share of OVEC’s obligations for future decommissioning and shutdown activities at the coal-burning power generating facilities owned and operated by OVEC. USEC has accrued its estimated pro rata share of such obligations. Final determinations of such costs by independent actuaries and engineering consultants could be different from the estimated amounts accrued as obligations by USEC.

5. NEW ACCOUNTING STANDARDS

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

USEC Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Results of Operations – Three Months Ended September 30, 2001 and 2000

     Update on U.S. Government International Trade Investigations

     The U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) continue to investigate allegations that (i) low enriched uranium (“LEU”) from France, Germany, the Netherlands and the United Kingdom is being sold in the U.S. market below the cost of production plus a reasonable profit (“dumped”), (ii) the production of this LEU is being subsidized by the governments of these countries, and (iii) imports of this LEU have materially injured, and threaten to materially injure, USEC. Pursuant to affirmative preliminary findings by the DOC in July 2001 on the dumping allegations against LEU from France and the United Kingdom, importers of LEU from these countries must post bonds to cover preliminary antidumping duties of 17.52% for imports from France and 3.35% on imports from the United Kingdom. In addition to the preliminary antidumping duties, the DOC made affirmative findings in May 2001 on the subsidization allegations and calculated preliminary countervailing duties of 13.94% on imports from France and 3.72% on imports from Germany, the Netherlands and the United Kingdom. As of September 11, 2001, however, bonds are no longer required to be posted for the preliminary countervailing duties pending final determinations in the investigations.

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

     Revenue

     Revenue from sales of separative work units (“SWU”), the standard unit of uranium enrichment, amounted to $294.5 million in the three months ended September 30, 2001, an increase of $71.5 million (or 32%) from $223.0 million in the corresponding period of fiscal 2001. The 38% increase in volume sold reflects the timing and movement of customer orders, partly offset by reductions in commitment levels following aggressive pricing by, and loss of sales to, European competitors and a decline of 4% in average prices billed to customers.

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

     The pattern of higher quarter-over-quarter SWU sales volume is anticipated to continue during fiscal 2002. Shifts in the timing and mix of upcoming customer orders may create higher than anticipated average SWU prices billed to customers during the remainder of fiscal 2002. However, after fiscal 2002, the average SWU price billed to customers will decline as older contracts with negotiated prices expire and the sales backlog becomes more heavily weighted with contracts negotiated in recent years with lower prices. These lower prices were the result of aggressive selling by European competitors.

     Revenue from sales of uranium, primarily uranium hexafluoride, was $6.0 million in the three months ended September 30, 2001, an increase of $2.2 million (or 58%) from $3.8 million in the corresponding period of fiscal 2001.

     The percentage of revenue from domestic and international customers follows:

	Three Months Ended
	September 30

	2001	2000

Domestic	71%	28%
Asia	19	65
Europe and other	10	7

	100%	100%

     Revenue from domestic customers increased $149.5 million (or 234%), revenue from customers in Asia declined $91.2 million (or 62%), and revenue from customers in Europe and other areas increased $15.4 million (or 96%), compared with fiscal 2001. The significant increase in the domestic market reflects the timing and the movement of customer orders, partly offset by reductions in commitment levels following aggressive pricing by European competitors and a decline in average prices billed to customers. The reduction in the Asian market reflects the timing and movement of customer orders.

     Cost of Sales

     The three months ended September 30, 2001, was the first period in the new restructured operating environment. The actions to consolidate production at the Paducah plant were completed safely and in line with management’s plan. These included the assay upgrade at the Paducah plant, ceasing enrichment operations at the Portsmouth plant, operating at lower power levels again this summer at Paducah, and ramping up Paducah’s production at summer’s end. As a result, as expected, the very low production level resulted in unusually high unit production costs, and purchases under the Russian Contract represented an unusually high proportion of the supply mix. Cost of sales for the remainder of fiscal 2002 will benefit from lower unit costs as production volumes dramatically increase. Cost of sales in future periods will decline to the extent that further production efficiencies can be implemented and favorable market-based pricing can be secured under the Russian Contract. USEC continues to explore ways to increase productivity and efficiency in production and delivery of enriched uranium.

     Cost of sales is based on the amount of SWU and uranium sold during the period. Cost of sales for the SWU component of LEU is dependent upon production costs and purchase costs under the Russian Contract. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method, an increase or decrease in production or purchase costs will have an effect on costs of sales over future periods.

     Cost of sales amounted to $287.3 million in the three months ended September 30, 2001, an increase of $90.3 million (or 46%) from $197.0 million in the corresponding period of fiscal 2001. As a percentage of revenue, cost of sales amounted to 96%, compared with 87% in the corresponding period of fiscal 2001. The increase in cost of sales reflects the 38% increase in the volume of SWU sold and significantly higher unit production costs resulting from the low-volume summer operation with just one plant, combined with the carryover effect of the less-than-optimal two-plant operation in fiscal 2001. USEC substantially reduced production and the related power load at the Paducah plant in the three months ended September 30, 2001, when the cost of electric power was high. In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant. Cost of sales in fiscal 2001 period included a portion of the benefit from the monetization of excess power at the Portsmouth plant in the summer of 2000.

     Electric power costs amounted to $43.8 million in the three months ended September 30, 2001, a reduction of $37.4 million (or 46%) from $81.2 million in the corresponding period in fiscal 2001. Power costs represented 47% of production costs, compared with 54% in the fiscal 2001 period. The reduction reflects lower production following the ceasing of uranium enrichment operations at the Portsmouth plant in May 2001. In the summer months, USEC substantially reduces production and the related power load at the Paducah plant when the cost of market-based power is high. In September 2000, USEC began purchasing a significant portion of electric power for the Paducah plant at fixed rates from the Tennessee Valley Authority under a 10-year power purchase agreement.

     Costs for labor and benefits were lower as the average number of employees at the plants declined 13% in the three months ended September 30, 2001, compared with the corresponding period in fiscal 2001. Labor costs in the fiscal 2001 period included costs for a retention bonus program for employees at the Portsmouth plant. The collective bargaining agreement covering 660 hourly employees at the Paducah plant represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union expired July 31, 2001, and was subsequently temporarily extended until November 15, 2001. The contract renewal process is underway.

     USEC is the Executive Agent of the U.S. Government under a government-to-government agreement (“Russian Contract”) to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use in commercial electricity production. USEC contracts for purchases under the Russian Contract on a calendar year basis. Purchases of the SWU component of LEU from the Russian Federation represented 76% of the combined produced and purchased supply mix in the three months ended September 30, 2001, compared with 68% in the fiscal 2001 period. Subject to timely approvals by the U.S. and Russian governments of an agreement-in-principle with the Russian Executive Agent, USEC expects SWU purchases from Russia will approximate 60% of the supply mix in fiscal 2002.

     USEC reached an agreement-in-principle with the Russian Executive Agent in May 2000 that includes a new market-based pricing agreement under the Russian Contract and an agreement to purchase additional quantities of SWU contained in LEU from Russia. The pricing agreement with the Russian Executive Agent is for the period of calendar years 2002 through 2013. Implementation of the agreement is subject to review and approval by the U.S. and Russian Governments. The timing and conditions, if any, for approval by the U.S. and Russian governments are uncertain. If the pricing agreement is not approved, and other pricing terms are not agreed upon, USEC would have the right to purchase the Russian SWU component of LEU under the Russian Contract for calendar 2002 at calendar 2001 prices. USEC expects the pricing agreement will be finalized before January 2002.

     In the event that the new market-based pricing arrangement is not approved by the U.S. and Russian Governments prior to calendar 2002, or if USEC does not have access to anticipated quantities of Russian SWU at anticipated prices, earnings and cash flow in fiscal 2002 and thereafter would be adversely affected and would be substantially lower than currently projected, absent USEC making other arrangements.

     Under the terms of a 1997 memorandum of agreement between USEC and the U.S. Government, USEC can be terminated, or resign, as the U.S. Executive Agent, or additional executive agents may be named. In either event, any new executive agent could represent a significant new competitor that could adversely affect USEC’s profitability and sales.

     Gross Profit

     Gross profit amounted to $13.2 million in the three months ended September 30, 2001, a reduction of $16.6 million (or 56%) from $29.8 million in the corresponding period of fiscal 2001. Gross margin was 4% compared with 13% in the corresponding period of fiscal 2001. The reduction reflects high unit production costs from the planned low level of production at the Paducah plant in the summer of 2001, operating in the new, single plant environment, and the 4% decline in average SWU prices billed to customers.

     Selling, General and Administrative

     Selling, general and administrative expense amounted to $11.2 million in the three months ended September 30, 2001, a reduction of $1.8 million (or 14%) from $13.0 million in the corresponding period of fiscal 2001. The reduction reflects workforce reductions at the headquarter’s office, partly offset by higher costs for consultants for special, one-time projects, such as the pending trade case and the Russian Contract.

     Operating Income

     There was an operating loss of $.5 million in the three months ended September 30, 2001, compared with operating income of $13.7 million in the corresponding period of fiscal 2001. The reduction reflects lower gross profit.

     Interest Expense

     Interest expense amounted to $9.3 million and total interest costs including capitalized interest amounted to $9.4 million in the three months ended September 30, 2001, compared with $8.6 million and $9.9 million, respectively, in the corresponding period of fiscal 2001. The increase reflects interest expense accrued on a deferred payment obligation under a power purchase agreement with Tennessee Valley Authority. There was no short-term debt outstanding in the fiscal 2002 period.

     Provision (Credit) for Income Taxes

     The provision (credit) for income taxes in the three months ended September 30, 2001, reflects an effective income tax rate of 36.5%, about the same as in the corresponding period of fiscal 2001.

     Net Income

     There was a net loss of $4.7 million (or $.06 per share) in the three months ended September 30, 2001, compared with net income of $4.6 million (or $.06 per share) in the corresponding period of fiscal 2001. The reduction reflects lower gross profit.

     Fiscal 2002 Outlook

     USEC is not changing its earnings guidance for fiscal 2002 in a range from $35 million to $40 million. Efforts continue to resolve some key issues that will affect the level of earnings in fiscal 2002. USEC’s guidance is dependent on the following:

•	implementing an agreement with Russia for market-based pricing under the Russian Contract beginning in January 2002 and obtaining anticipated quantities of low-enriched uranium containing Russian SWU;

•	meeting targets for revenue, which is expected to return to fiscal 2000 levels; and

•	meeting targets for lower production costs and lower selling, general and administrative expenses.

     This outlook assumes that cost reductions from the initial year of single-plant operations and six months of benefit from purchasing Russian SWU at market-based prices will offset a decline in average SWU selling prices from lower-priced contracts signed in previous years. This outlook also assumes consideration of a change in inventory costing methodology in an effort to improve the matching of inventory costs with sales revenue in a new single operating plant environment. A shift in any of the key factors could have an adverse impact on USEC’s earnings and cash flow.

     USEC is not changing its forecast for fiscal 2002 free cash flow (cash flow from operations after capital expenditures) in the range of negative $30 to $50 million. USEC has taken a number of significant steps to restructure its business, some of which have required one-time special charges in fiscal 2000. Cash payments are being made in fiscal 2002 as these restructuring steps are implemented. For example, severance benefits and other shutdown costs connected with the cessation of uranium enrichment at the Portsmouth plant are being paid in fiscal 2002, as well as a prudent build-up of SWU inventory to meet customer deliveries. The timing of customer deliveries and collections will also reduce cash flow for the year. USEC has sufficient cash and borrowing capacity to meet anticipated corporate needs, such as dividend payments and capital expenditures. USEC ended the quarter with $39.9 million in cash and no short-term debt. USEC expects that free cash flow in years subsequent to fiscal 2002 will return to historical levels.

Liquidity and Capital Resources

     Liquidity and Cash Flows

     There was a net cash outflow of $65.2 million from operating activities in the three months ended September 30, 2001, compared with cash flow of $28.2 million in the corresponding period in fiscal 2001. The net cash outflow reflects an increase of $37.2 million in trade receivables from higher revenue and the timing and movement of customer orders, cash payments of $13.4 million for workforce reductions and other costs to discontinue uranium enrichment operations at the Portsmouth plant, and the net loss of $4.7 million in the three months ended September 30, 2001. Cash flow in the fiscal 2001 period had benefited from a reduction of $116.8 million in trade receivables from the timing of customer orders and high revenue in the fourth quarter of fiscal 2000, partially reduced by an increase in net cash outlays for inventory.

     Capital expenditures amounted to $7.6 million in the three months ended September 30, 2001, compared with $15.1 million in the corresponding period in fiscal 2001. Capital expenditures in the fiscal 2001 period included costs to complete the upgrade of the Paducah plant’s capability to produce enriched uranium up to an assay of 5.5%.

     Dividends paid to stockholders amounted to $11.1 million in the three months ended September 30, 2001, the same as in the corresponding period in fiscal 2001.

     Capital Structure and Financial Resources

     In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     At September 30, 2001, USEC had revolving credit commitments of $150.0 million under a bank credit facility scheduled to expire in July 2003, of which $138.7 million was available after reductions for outstanding letters of credit. There were no short-term borrowings at September 30, 2001. USEC is evaluating several options for replacing the bank credit facility.

     At September 30, 2001, USEC was in compliance with financial covenants under the bank credit facility, including restrictions on the granting of liens or pledging of assets, a minimum stockholders’ equity and a debt to total capitalization ratio, as well as other customary conditions and covenants. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facility includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

     The total debt-to-capitalization ratio was 34% at September 30, 2001, the same as at June 30, 2001.

     USEC expects that its cash, internally generated funds from operations, and available financing under the bank credit facility will be sufficient to meet its obligations as they become due, to fund operating requirements of the plants including costs to discontinue uranium enrichment operations at the Portsmouth plant, purchases of the SWU component of LEU delivered to USEC under the Russian Contract, capital expenditures, interest expense, and quarterly dividends.

     A summary of working capital follows (in millions):

	September 30,	June 30,
	2001	2001

Cash	$39.9	$122.5
Accounts receivable and other	213.0	175.8
Inventories, net	1,080.0	1,115.9
Accounts payable and other	(348.0)	(389.9)

Working capital	$984.9	$1,024.3

USEC Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2001, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at September 30, follow (in millions):

	Maturity Dates		September 30, 2001

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:
6.625% senior notes	$350.0		$350.0	$329.1
6.750% senior notes		$150.0	150.0	131.2

			$500.0	$460.3

USEC Inc.
PART II. OTHER INFORMATION

Legal Proceedings

     On October 27, 2000, a federal securities lawsuit was filed against USEC in the U.S. District Court for the Western District of Kentucky, Paducah Division. In June 2001, the lawsuit was transferred to the U.S. District Court for the District of Maryland, Southern Division. The lawsuit names as defendants USEC and certain of its officers and seven underwriters involved in the initial public offering of common stock. Additional lawsuits of a similar nature have been filed in the same court and have been consolidated. The plaintiffs seek to represent a class of purchasers of USEC’s common stock between July 23, 1998, and December 2, 1999. On July 23, 1998, USEC’s common stock began trading in connection with the initial public offering. The lawsuits generally allege that certain statements in the registration statement and prospectus for the initial public offering were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties. The plaintiffs seek compensatory damages. On October 22, 2001, two individuals and two law firms were selected by the court to act as lead plaintiffs and lead counsel. A consolidated amended complaint is due to be filed by December 6, 2001. USEC believes that the allegations are without merit and intends to defend itself vigorously, and that the outcome of these lawsuits will not have a material adverse effect on its financial position or results of operations.

     In June 2001, USEC received notices from the Ohio State Department of Taxation asserting deficiencies in personal property tax payments for calendar years 2000 and 1999. The total additional property taxes asserted amount to $13.3 million plus interest and relate principally to certain inventories USEC believes are exempt from personal property taxes in Ohio. USEC believes it has meritorious defenses to the asserted deficiencies and has filed petitions for reassessment challenging the additional property taxes.

Exhibits and Reports on Form 8-K

     (a)  Exhibits

     There are no exhibits filed as part of this Quarterly Report on Form 10-Q.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

November 5, 2001	USEC Inc.

By /s/ Henry Z Shelton, Jr.

Henry Z Shelton, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)