Form 10-Q
period 2001-12-31
USEC INC
filed 2002-02-01
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No ___

     As of January 31, 2002, there were 81,079,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

USEC Inc.

Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2001

TABLE OF CONTENTS

Page

PART I
Financial Information
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2001 (Unaudited) and June 30, 2001	3
Consolidated Statements of Income for the Three and Six Months Ended
December 31, 2001 and 2000 (Unaudited)	4
Consolidated Statements of Cash Flows for the Three and Six Months Ended
December 31, 2001 and 2000 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Quantitative and Qualitative Disclosures about Market Risk	17

PART II

Other Information
Legal Proceedings	18
Submission of Matters to a Vote of Security Holders	18
Exhibits and Reports on Form 8-K	19
Signature	19

______________

     This Quarterly Report on Form 10-Q includes certain forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, completion of a market-based pricing agreement and deliveries under the Russian contract, the availability and cost of electric power, obtaining necessary agreements with the Department of Energy (“DOE”) regarding use of advanced technology and facilities, satisfactory performance of the technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans and maintain access to short-term funding, the refueling cycles of USEC’s customers, resolving inventory issues with DOE, the outcome of litigation, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions)

	(Unaudited)
	December 31,	June 30,
	2001	2001

ASSETS
Current Assets
Cash and cash equivalents	$57.4	$122.5
Accounts receivable – trade	389.3	175.8
Inventories	895.9	1,137.5
Other	10.5	15.6

Total Current Assets	1,353.1	1,451.4
Property, Plant and Equipment, net	195.9	189.8
Other Assets
Deferred income taxes	56.4	42.1
Prepayments and deposits for depleted uranium	44.3	27.1
Prepaid pension costs	79.7	76.9
Inventories	390.9	420.2

Total Other Assets	571.3	566.3

Total Assets	$2,120.3	$2,207.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$159.1	$160.9
Payables under Russian contract	99.8	100.3
Deferred revenue and advances from customers	52.2	91.0
Workforce reductions and ceasing uranium enrichment at Portsmouth plant	36.6	53.3
Uranium owed to customers	14.1	21.6

Total Current Liabilities	361.8	427.1
Long-Term Debt	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	39.3	57.5
Depleted uranium disposition	67.3	66.2
Postretirement health and life benefit obligations	134.3	124.7
Other liabilities	59.7	59.2

Total Other Liabilities	300.6	307.6
Stockholders’ Equity	957.9	972.8

Total Liabilities and Stockholders’ Equity	$2,120.3	$2,207.5

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenue:
Separative work units	$481.3	$351.7	$775.8	$574.7
Uranium	78.8	35.4	84.8	39.2

Total revenue	560.1	387.1	860.6	613.9
Cost of sales	519.4	335.2	806.7	532.2

Gross profit	40.7	51.9	53.9	81.7
Advanced technology development costs	3.2	2.0	5.7	5.1
Selling, general and administrative	13.0	11.1	24.2	24.1

Operating income	24.5	38.8	24.0	52.5
Interest expense	9.1	8.8	18.4	17.4
Other (income) expense, net	.4	(2.6)	(2.0)	(4.7)

Income before income taxes	15.0	32.6	7.6	39.8
Provision for income taxes	5.5	11.7	2.8	14.3

Net income	$9.5	$20.9	$4.8	$25.5

Net income per share – basic and diluted	$.12	$.26	$.06	$.31

Dividends per share	$.1375	$.1375	$.275	$.275
Average number of shares outstanding	81.0	80.6	80.9	81.0

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended
	December 31,

	2001	2000

Cash Flows from Operating Activities
Net income	$4.8	$25.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.5	10.7
Depleted uranium disposition	5.3	13.9
Deferred revenue and advances from customers	(57.0)	13.0
Deferred income taxes	(14.3)	—
Workforce reductions and ceasing uranium enrichment at Portsmouth plant	(16.7)	(8.0)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(167.7)	113.7
Inventories – (increase) decrease	217.7	(239.3)
Payables under Russian contract – increase (decrease)	(.5)	79.4
Accounts payable and other – net	11.8	25.4

Net Cash Provided by (Used in) Operating Activities	(8.1)	34.3

Cash Flows Used in Investing Activities
Capital expenditures	(14.6)	(29.0)
Insurance deposit	(21.4)	—

Net Cash (Used in) Investing Activities	(36.0)	(29.0)

Cash Flows from Financing Activities
Repurchase of common stock	—	(11.6)
Dividends paid to stockholders	(22.3)	(22.2)
Repayment of short-term debt	—	(40.0)
Common stock issued	1.3	—

Net Cash Provided by (Used in) Financing Activities	(21.0)	(73.8)

Net (Decrease)	(65.1)	(68.5)
Cash and Cash Equivalents at Beginning of Period	122.5	73.0

Cash and Cash Equivalents at End of Period	$57.4	$4.5

Supplemental Cash Flow Information:
Interest paid	$16.6	$17.3
Income taxes paid (refund)	17.5	(4.3)

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

     Operating results for the three and six months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

2. INVENTORIES

     Inventories and related balance sheet accounts follow (in millions):

	December 31,	June 30,
	2001	2001

Current assets:
Separative work units	$700.3	$918.3
Uranium	162.9	178.6
Uranium provided by customers	14.1	21.6
Materials and supplies	18.6	19.0

	895.9	1,137.5
Long-term assets:
Uranium	199.3	230.6
Highly enriched uranium transferred from
Department of Energy	191.6	189.6

	390.9	420.2
Current liabilities:
Uranium owed to customers	(14.1)	(21.6)

Inventories, reduced by uranium owed to customers	$1,272.7	$1,536.1

     Inventories were reduced and trade accounts receivable were increased by $47.7 million at December 31, 2001, and $1.9 million at June 30, 2001, for product loans to customers. From time to time, USEC loans uranium and enriched uranium product to customers to accommodate their requests for flexibilities in the timing of deliveries. Title to uranium and enriched uranium product loaned to customers is transferred to such customers during the loan period. Product loans are scheduled to be repaid in kind within one year.

     In December 2000, USEC reported to the Department of Energy (“DOE”) that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the material out of specification. USEC and DOE are working on a process, including further sampling, to determine the actual amount of material that may be affected, and that process is expected to be completed in fiscal 2002, subject to the procedures and time constraints of DOE.

The total amount of uranium inventory that may be impacted, if further testing shows that all the material is affected, is approximately 9,500 metric tons with a cost of approximately $230 million at December 31, 2001. An impairment in the valuation of uranium inventory would result if testing indicates that the material is out of specification and if DOE fails to replace it.

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

3. STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity follow (in millions):

	Common
	Stock,
	Par Value	Excess of				Total
	$.10 per	Capital over	Retained	Treasury	Deferred	Stockholders'
	share	Par Value	Earnings	Stock	Compensation	Equity

Balance at June 30, 2001	$10.0	$1,066.9	$39.0	$(142.2)	$(.9)	$972.8
Restricted and other stock issued,
net of amortization	—	(.3)	—	3.8	(.9)	2.6
Dividends paid to stockholders	—	—	(22.3)	—	—	(22.3)
Net income	—	—	4.8	—	—	4.8

Balance at December 31, 2001	$10.0	$1,066.6	$21.5	$(138.4)	$(1.8)	$957.9

     Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding

Balance at June 30, 2001	100,320	(19,754)	80,566
Common stock issued	—	513	513

Balance at December 31, 2001	100,320	(19,241)	81,079

4. SPECIAL CHARGES

     Changes in accrued liabilities resulting from special charges for workforce reductions and ceasing uranium enrichment operations at the Portsmouth plant follow (in millions):

	Balance	Paid	Balance
	June 30,	and	December 31,
	2001	Utilized	2001

Workforce reductions	$30.0	$(13.7)	$16.3
Lease turnover and other exit costs	23.3	(3.0)	20.3

	$53.3	$(16.7)	$36.6

     In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to reduce production costs. USEC continues to operate the transfer and shipping facilities at the Portsmouth plant. The plans announced in June 2000 for workforce reductions and ceasing uranium enrichment operations at the Portsmouth plant resulted in special charges of $141.5 million in fiscal 2000, including asset impairments of $62.8 million, severance benefits of $45.2 million for workforce reductions involving 1,775 employees, and lease turnover and other exit costs of $33.5 million.

     Amounts paid and utilized include cash payments, non-cash charges for asset impairments, and liabilities incurred for incremental pension and postretirement health benefits. Amounts paid and utilized amounted to (i) $16.7 million in the six months ended December 31, 2001, including severance benefits of $13.7 million for workforce reductions involving 201 employees and $3.0 million for lease turnover and other exit costs; (ii) $22.6 million in fiscal 2001, including severance benefits of $15.2 million for workforce reductions involving 672 employees and $7.4 million for lease turnover activities and other exit costs; and (iii) $65.6 million in fiscal 2000 for asset impairments applied against production equipment and leasehold improvements at the Portsmouth plant.

     In November 2000, USEC increased the amount of severance benefits by up to $10.0 million by providing an additional severance benefit of $8,400 per employee for workforce reductions at the Portsmouth plant completed by June 30, 2002. In June 2001, DOE authorized funding to conduct cold standby services at the Portsmouth plant, and USEC is performing these services under a letter agreement until a definitive contract is concluded between the parties. Workforce reductions have been delayed as a result of DOE’s program to maintain the Portsmouth plant in cold standby. Depending on the timing, implementation and duration of DOE’s program for cold standby, costs to cease enrichment operations at the Portsmouth plant accrued by USEC in fiscal 2000 may change. In January 2002, USEC received $10.7 million from DOE representing partial recovery of DOE’s pro-rata share of severance benefit obligations relating to workforce reductions at the plants.

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

     As accrued liabilities resulting from special charges for workforce reductions and ceasing uranium enrichment operations at the Portsmouth plant are paid and utilized, and as final determinations of costs and obligations are resolved, there could be changes in estimates relating to the special charges.

5. DEPLETED URANIUM

     USEC accrues estimated costs for the future disposition of depleted uranium based on estimates for transportation, conversion and disposal. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC through July 28, 1998, was transferred to DOE. USEC stores depleted uranium generated since July 28, 1998 at the plants, and continues to evaluate various proposals for its disposition. The accrued liability included in long-term liabilities amounted to $67.3 million at December 31, 2001, and $66.2 million at June 30, 2001.

     In June 1998, USEC paid $50.0 million to DOE, and DOE assumed responsibility for disposal of a certain amount of depleted uranium generated by USEC from October 1998 to September 2005. The prepayment for depleted uranium is being amortized as a charge against production costs using a straight-line method over the term of the agreement. The unamortized balance included in long-term assets amounted to $22.9 million at December 31, 2001, and $27.1 million at June 30, 2001.

     Compliance with regulations of the Nuclear Regulatory Commission (“NRC”) requires that USEC provide financial assurance regarding the cost of the eventual disposition of depleted uranium for which USEC retains disposal responsibility. USEC provides a surety bond issued by an insurance company to satisfy the NRC financial assurance requirements. With respect to depleted uranium generated through September 2002, USEC entered into a six-year financial arrangement that included making a cash insurance deposit of $21.4 million in December 2001. The insurance deposit is included in long-term assets at December 31, 2001, and earns interest at a rate approximating the five-year U.S. Treasury rate.

6. NEW ACCOUNTING STANDARDS

     Under Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations,” obligations relating to asset retirements would be recorded on the balance sheet and measured at fair value using an expected present-value technique and a credit-adjusted risk-free interest rate.

     Under Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” there are new accounting standards for long-lived assets to be held and used, to be disposed of by sale, or to be disposed of by other than sale.

     FAS 143 and FAS 144 would become effective and be required to be adopted by USEC at the beginning of fiscal 2003. USEC has not completed its assessments or evaluations and has not yet determined whether or to what extent the new accounting standards will affect its financial statements.

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

     The summary of significant accounting policies and notes to consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 provides a description of relevant information regarding USEC’s significant and critical accounting policies including, but not limited to, revenue recognition, including deferred revenue and advances from customers, SWU and uranium inventory costing methods, classifications and valuations, power costs and related contractual commitments, assets and liabilities relating to the disposition of depleted uranium, special charges for workforce reductions and ceasing uranium enrichment operations at the Portsmouth plant, and deferred income taxes.

     Results of Operations – Three and Six Months Ended December 31, 2001 and 2000

     Update on Russian HEU Contract Negotiations

     In November 2001, the U.S. government authorized USEC to conclude negotiations on a new market-based pricing arrangement with the Russian Executive Agent for calendar year 2002 and beyond. The government did not approve the purchase by USEC of Russian commercially produced SWU that the Russian Executive Agent had proposed as part of the May 2000 agreement-in-principle the parties had reached. Delays in governmental review and approval and the exclusion of commercial SWU from the agreement, caused USEC and the Russian Executive Agent to restart negotiations with respect to the prices and quantities of SWU to be purchased by USEC under the Russian Contract in calendar year 2002 and beyond. USEC is working diligently with its Russian counterpart to conclude new terms.

     Update on U.S. Government International Trade Investigations

     In December 2000, USEC petitioned the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) to investigate allegations that (i) low enriched uranium (“LEU”) from France, Germany, the Netherlands and the United Kingdom is being sold in the U.S. market below the cost of production plus a reasonable profit (“dumped”), (ii) the production of this LEU is being subsidized by the governments of these countries, and (iii) imports of this LEU have materially injured, and threaten to materially injure, USEC.

     In December 2001, the DOC issued its final rulings that two European uranium enrichers had received unfair subsidies from their governments for the production of LEU and, one of these enrichers had dumped LEU in the United States. The DOC determined that duties should be imposed on imports of LEU produced by Eurodif, S.A., a French government-controlled entity and Urenco Ltd., a British-Dutch-German consortium.

     On January 22, 2002, the ITC ruled that these imports materially injured or threatened to materially injure USEC. As a result of the ITC affirmative final ruling, the DOC will impose antidumping and countervailing duties of 32.1% on the value of LEU imported from France and 2.23% on the value of LEU imported from Germany, the Netherlands and the United Kingdom. The duties do not prevent the importation of this European LEU into the U.S. market. The duties help to offset the European enrichers’ unfair pricing practices.

     Revenue

     Revenue from sales of separative work units (“SWU”), the standard unit of uranium enrichment, amounted to $481.3 million in the three months ended December 31, 2001, an increase of $129.6 million (or 37%) from $351.7 million in the corresponding period of fiscal 2001. In the six months ended December 31, 2001, revenue amounted to $775.8 million, an increase of $201.1 million (or 35%) from $574.7 million in the corresponding period of fiscal 2001. The substantially higher sales revenue was due to the timing and movement of customer orders, partly offset by a decline of 2% in average prices billed to customers in the six-month period. The volume of SWU sold increased 38% in the three and six months ended December 31, 2001. During the six months ended December 31, 2001, the number of customer refueling orders and the average order size were higher compared to the corresponding period in fiscal 2001.

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

     Revenue from sales of uranium, primarily uranium hexafluoride, was $78.8 million in the three months ended December 31, 2001, an increase of $43.4 million (or 123%) from $35.4 million in the corresponding period in fiscal 2001. Revenue from sales of uranium was $84.8 million in the six months ended December 31, 2001, an increase of $45.6 million (or 116%) from $39.2 million in the corresponding period of fiscal 2001. Revenue from sales of uranium in fiscal 2002 is expected to be at a level similar to fiscal 2000.

     USEC expects revenue in fiscal 2002 will be close to the level of revenue in fiscal 2000 and will be 25% higher than in fiscal 2001 mainly as a result of the significant effect of the timing and movement of customer orders. The impact of higher volumes in fiscal 2002 is expected to be partly offset by lower average prices billed to customers. A trend of lower average SWU prices billed to customers will continue as older contracts with higher prices expire and the sales backlog becomes more heavily weighted with contracts negotiated in recent years with lower prices. Since most of USEC’s sales are under long-term contracts, any new contracts signed at the higher prices seen in the past year will be recognized in future periods and will help offset lower-priced contracts signed previously.

     The percentage of revenue from domestic and international customers follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Domestic	69%	62%	70%	50%
Asia	27	36	24	46
Europe and other	4	2	6	4

	100%	100%	100%	100%

     In the six months ended December 31, 2001, revenue from domestic customers increased $297.5 million (or 98%), revenue from customers in Asia declined $78.5 million (or 28%), and revenue from customers in Europe and other areas increased $27.7 million (or 118%), compared with the corresponding period of fiscal 2001. The significant increase in the domestic market reflects the timing and the movement of customer orders, partly offset by a decline in average prices billed to customers. The reduction in the Asian market reflects the timing and movement of customer orders and, in the fiscal 2001 period, revenue benefited from an initial core order for a new reactor.

     Cost of Sales

     Cost of sales is based on the amount of SWU and uranium sold during the period. Cost of sales for SWU is dependent upon production costs and purchase costs under the Russian Contract, as well as inventory levels and costs. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method, an increase or decrease in production or purchase costs will have an effect on inventory costs and costs of sales over future periods.

     Cost of sales amounted to $519.4 million in the three months ended December 31, 2001, an increase of $184.2 million (or 55%) from $335.2 million in the corresponding period of fiscal 2001. In the six months ended December 31, 2001, cost of sales amounted to $806.7 million, an increase of $274.5 million (or 52%) from $532.2 million in the corresponding period of fiscal 2001. As a percentage of revenue, cost of sales amounted to 93% in the three months and 94% in the six months, compared with 87% in the corresponding periods of fiscal 2001.

     The increases in cost of sales reflect the 38% increase in the volume of SWU sold and significantly higher unit production costs resulting from lower production levels with a single plant beginning in June 2001, combined with the carryover effect (reflected in beginning inventory costs) of the less than optimal two-plant operations in fiscal 2001. In addition, cost of sales in previous periods benefited from the monetization of excess power at the Portsmouth plant in the summer. USEC ceased uranium enrichment operations at the Portsmouth plant in May 2001.

     USEC’s cost of sales per unit has trended upward as a result of lower production levels and the lack of power monetization at Portsmouth after uranium enrichment operations ceased at the plant. This trend is expected to continue in the near term as these historic higher unit costs work their way through USEC’s inventory. Going forward, the average cost of sales per unit will decline to the extent that further production efficiencies can be implemented and market-based pricing can be secured under the Russian Contract.

     Electric power costs amounted to $122.2 million in the six months ended December 31, 2001, a reduction of $72.5 million (or 37%) from $194.7 million in the corresponding period of fiscal 2001. Power costs represented 53% of production costs, compared with 56% in the fiscal 2001 period. The reduction reflects lower production following the ceasing of uranium enrichment operations at the Portsmouth plant in May 2001. In recent years during the summer months, USEC has substantially reduced production and the related power load at the Paducah plant when the cost of market-based power has been high. In September 2000, USEC began purchasing a significant portion of electric power for the Paducah plant at fixed rates from the Tennessee Valley Authority (“TVA”) under a 10-year power purchase agreement.

     Costs for labor and benefits were lower as the average number of employees at the plants declined 13% in the six months ended December 31, 2001, compared with the corresponding period of fiscal 2001. Labor costs in the fiscal 2001 period included costs for a retention bonus program for employees at the Portsmouth plant. In November 2001, the collective bargaining agreement covering 675 hourly employees at the Paducah plant represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union was extended until January 31, 2003.

     USEC is the Executive Agent of the U.S. government under a government-to-government agreement (“Russian Contract”) to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. USEC contracts for purchases under the Russian Contract on a calendar year basis. Purchases of the SWU component of LEU from the Russian Federation represented 64% of the combined produced and purchased supply mix in the six months ended December 31, 2001, compared with 58% in the corresponding period of fiscal 2001.

     USEC reached an agreement-in-principle with the Russian Executive Agent in May 2000 that included a new market-based pricing agreement under the Russian Contract for the period of calendar years 2002 through 2013, and an agreement to purchase Russian commercially produced SWU. Implementation of this agreement was subject to review and approval by the U.S. and Russian governments. As discussed above, during the quarter the U.S. government authorized USEC to conclude negotiations with the Russian Executive Agent, but without any purchase by USEC of Russian commercial SWU. Negotiations between USEC and its Russian counterpart continue, and USEC is working diligently to complete an agreement on prices, quantities and other terms for calendar year 2002 and beyond.

     As previously disclosed, if USEC is not able to reach agreement with the Russian Executive Agent for delivery of anticipated quantities of Russian SWU at anticipated prices, earnings in fiscal 2002 could be substantially lower and cash flow could be substantially higher than previously forecast. Over the longer term, earnings and cash flow would be adversely impacted, absent USEC making other arrangements.

     Under the terms of a 1997 memorandum of agreement between USEC and the U.S. government, USEC can be terminated, or resign, as the U.S. Executive Agent, or additional executive agents may be named. In either event, any new executive agent could represent a significant new competitor that could adversely affect USEC’s profitability and sales.

     Gross Profit

     Gross profit amounted to $40.7 million in the three months ended December 31, 2001, a reduction of $11.2 million (or 22%) from $51.9 million in the corresponding period of fiscal 2001. In the six months ended December 31, 2001, gross profit amounted to $53.9 million, a reduction of $27.8 million (or 34%) from $81.7 million in the corresponding period in fiscal 2001. Gross margin was 7% in the three months and 6% in the six months, compared with 13% in the corresponding periods of fiscal 2001. The reductions reflect high unit production costs from the planned low level of production, higher beginning inventory unit costs and the 2% decline in average SWU prices billed to customers.

     Selling, General and Administrative

     Selling, general and administrative expense amounted to $24.2 million in the six months ended December 31, 2001, about the same as in the corresponding period of fiscal 2001. The lower costs from workforce reductions at the headquarter’s office were offset by higher costs due to negotiations under the Russian Contract, related negotiations with the U.S. government, and the trade case recently concluded in USEC’s favor.

     Operating Income

     Operating income amounted to $24.0 million in the six months ended December 31, 2001, compared with $52.5 million in the corresponding period of fiscal 2001. The reduction reflects lower gross profit.

     Interest Expense

     Interest expense amounted to $18.4 million in the six months ended December 31, 2001, compared with $17.4 million in the corresponding period of fiscal 2001. The increase reflects interest expense accrued on a deferred payment obligation under a power purchase agreement with TVA. There was no short-term debt outstanding in the fiscal 2002 period.

     Provision for Income Taxes

     The provision for income taxes in the six months ended December 31, 2001, reflects an effective income tax rate of 37%, compared with 36% in the corresponding period of fiscal 2001.

     Net Income

     Net income amounted to $9.5 million (or $.12 per share) in the three months ended December 31, 2001, compared with $20.9 million (or $.26 per share) in the corresponding period of fiscal 2001. Net income amounted to $4.8 million (or $.06 per share) in the six months ended December 31, 2001, compared with $25.5 million (or $.31 per share) in the corresponding period of fiscal 2001. The reductions primarily reflect lower gross profit.

     Fiscal 2002 Outlook

     USEC previously forecast earnings of $35 million to $40 million and free cash flow (cash flow from operations less investing activities) of negative $30 million to $50 million in fiscal 2002. As previously disclosed, these forecasts were based on implementation before January 2002 of the agreement in principle for market-based pricing that USEC had reached with the Russian Executive Agent in May 2000, the purchase of commercial SWU under the Russian Contract, cash payments for workforce reductions and ceasing enrichment at the Portsmouth plant, and other factors.

     Because of the delay in implementing a new pricing provision under the Russian Contract and the exclusion of commercial SWU from the agreement, USEC’s earnings for fiscal 2002 will be lower and its free cash flow will be higher than the ranges previously forecast.

     However, because the Russian Contract negotiations continue, USEC currently is not in a position to provide further clarity in its fiscal 2002 outlook. As soon as new terms for the Russian Contract have been agreed to and receive approval by the two governments, USEC will provide an updated forecast for its fiscal 2002 results.

     In addition to the impact of Russian SWU purchases, earnings in fiscal 2002 are being affected by other factors. Robust sales and lower unit production costs should positively influence earnings in fiscal 2002. On the other hand, USEC may spend more on advanced technology development as it begins to ramp up its technology demonstration program, and likely will not meet its target for reduced selling, general and administrative expenses primarily due to the Russian Contract negotiations and related negotiations with the U.S. government, and the trade case recently concluded in USEC’s favor. Also, USEC has not made a change in inventory costing methodology at this time.

     USEC ended the quarter with $57.4 million in cash. Free cash flow for the remainder of fiscal 2002 will be affected by the timing of a new pricing agreement under the Russian Contract. Depending on the schedule of Russian deliveries, USEC will not use as much cash as previously forecast in making Russian purchases in fiscal 2002. In addition, cash flow is expected to benefit from the timing of collections from customers, offset by increased power costs to support higher production levels and an insurance deposit.

     Over the past year, the Bush Administration has been engaged in a review of a number of issues related to the domestic uranium enrichment industry. During the quarter, USEC began discussions with the U.S. government regarding an agreement that could address the maintenance of domestic enriched uranium production, the deployment of an advanced technology enrichment facility in the United States and extension of the Cooperative Research and Development Agreement relating to USEC’s development of the U.S. government’s centrifuge technology, DOE’s responsibility for remedying any technetium-contaminated uranium transferred to USEC, and certain financial obligations of DOE to USEC.

Liquidity and Capital Resources

     Liquidity and Cash Flows

     There was a net cash outflow of $8.1 million from operating activities in the six months ended December 31, 2001, compared with cash flow of $34.3 million in the corresponding period of fiscal 2001. The net cash outflow reflects an increase in trade receivables from customers and a reduction in advances from customers aggregating $224.7 million, which was substantially offset by a reduction of $217.7 million in inventories. In addition, lower net income and cash payments for income taxes and workforce reductions reduced cash flow in the six months ended December 31, 2001. Cash flow in the fiscal 2001 period benefited from a reduction of $113.7 million in trade receivables from the timing and movement of customer orders and $48.4 million received from the monetization of excess power in the summer of 2000, but was reduced by a substantial increase in inventories.

     Capital expenditures amounted to $14.6 million in the six months ended December 31, 2001, compared with $29.0 million in the corresponding period of fiscal 2001. Capital expenditures in the fiscal 2001 period included costs to complete the upgrade of the Paducah plant’s capability to produce enriched uranium up to an assay of 5.5%. An insurance deposit of $21.4 million was paid in December 2001 in connection with the issuance of a surety bond for the eventual disposition of depleted uranium. Compliance with NRC regulations requires that USEC provide financial assurances regarding the cost of the eventual disposition of depleted uranium generated during the production process.

     Dividends paid to stockholders amounted to $22.3 million in the six months ended December 31, 2001, the same as in the corresponding period of fiscal 2001.

     Capital Structure and Financial Resources

     In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. Both the senior notes and USEC’s corporate credit are rated as BB+ by Standard & Poor’s. On January 25, 2002, Standard & Poor’s placed USEC’s ratings on credit watch with negative implications, citing USEC’s uncompleted negotiations under the Russian Contract and the unresolved technetium issue with DOE regarding a portion of USEC’s uranium inventory.

     At December 31, 2001, USEC had revolving credit commitments of $150.0 million under a bank credit facility scheduled to expire in July 2003, of which $138.5 million was available after reductions for outstanding letters of credit. There were no short-term borrowings at June 30 or December 31, 2001.

     At December 31, 2001, USEC was in compliance with financial covenants under the bank credit facility, including restrictions on the granting of liens or pledging of assets, maintenance of a minimum stockholders’ equity and maintenance of a maximum debt to total capitalization ratio, as well as other customary conditions and covenants. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facility includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

     Because of the decline in retained earnings in the six months ended December 31, 2001 and the resulting impact on the minimum stockholders’ equity covenant under the bank credit facility, USEC is evaluating its options to replace the facility. It is expected that a new credit facility may include additional terms and covenants and be secured with certain assets of USEC.

     The total debt-to-capitalization ratio was 34% at December 31, 2001, the same as at June 30, 2001.

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

     A summary of working capital follows (in millions):

	December 31,	June 30,
	2001	2001

Cash	$57.4	$122.5
Accounts receivable	389.3	175.8
Inventories, net	881.8	1,115.9
Accounts payable and other	(337.2)	(389.9)

Working capital	$991.3	$1,024.3

USEC Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2001, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at December 31, 2001, follow (in millions):

	Maturity Dates		December 31, 2001

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:
6.625% senior notes	$350.0		$350.0	$319.7
6.750% senior notes		$150.0	150.0	128.0

			$500.0	$447.7

USEC Inc.
PART II. OTHER INFORMATION

Legal Proceedings

     On October 27, 2000, a federal securities lawsuit was filed against USEC in the U.S. District Court for the Western District of Kentucky, Paducah Division. Additional lawsuits of a similar nature were filed in the same court and were consolidated. In June 2001, the lawsuit was transferred to the U.S. District Court for the District of Maryland, Southern Division. On October 22, 2001, two individuals and two law firms were selected by the court to act as lead plaintiffs and lead counsel. A consolidated amended complaint was filed on December 6, 2001. The amended complaint names as defendants USEC, two of USEC’s officers, and the seven underwriters involved in the initial public offering of common stock. The complaint generally alleges that certain statements in the registration statement and prospectus for the July 28, 1998 initial public offering were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties. The plaintiffs seek compensatory damages. On January 7, 2002, USEC and the other defendants moved to dismiss the complaint. Briefing of that motion will be completed in February, and the court will hear oral argument in March. Regardless of the court’s ruling on the motion to dismiss, USEC believes that the allegations in the amended complaint are without merit and that the outcome of these lawsuits will not have a material adverse effect on its financial position or results of operations.

     In June 2001, USEC received notices from the Ohio State Department of Taxation asserting deficiencies in personal property tax payments for calendar years 2000 and 1999. The total additional property taxes asserted in the notices amount to $13.3 million plus interest and relate principally to certain inventories USEC believes are exempt from personal property taxes in Ohio. USEC believes it has meritorious defenses to the asserted deficiencies and has filed petitions for reassessment challenging the additional property taxes.

Submission of Matters to a Vote of Security Holders

     USEC held its annual meeting of shareholders on November 7, 2001. As of the record date, September 10, 2001, there were 81.0 million shares of common stock outstanding and entitled to vote. 93% of those shares were represented at the annual meeting.

     A board of eight directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified. The number of votes cast for and withheld is set forth below. There were no abstentions or broker non-votes.

	For	Withheld

James R. Mellor, Chairman	60,194,908	15,012,575
Joyce F. Brown	61,652,472	13,555,011
John R. Hall	61,647,182	13,560,301
Dan T. Moore, III	61,694,595	13,512,888
W. Henson Moore	61,696,255	13,511,228
Joseph F. Paquette, Jr.	61,671,269	13,536,214
William H. Timbers	61,664,121	13,543,362
James D. Woods	61,646,826	13,560,657

     The appointment of Arthur Andersen LLP as independent auditors for fiscal 2002 was ratified with 74.4 million votes for (99.7% of votes cast) and .2 million against (less than 1% of votes cast). There were .5 million abstentions.

Exhibits and Reports on Form 8-K

     (a)  Exhibits

     There are no exhibits filed as part of this Quarterly Report on Form 10-Q.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                                            USEC Inc.

January 31, 2002	By /s/ Henry Z Shelton, Jr.
Henry Z Shelton, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)