Form 10-Q
period 2002-03-31
USEC INC
filed 2002-04-30
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2002

OR
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287
USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2107911 (I.R.S. Employer Identification No.)

2 Democracy Center, 6903 Rockledge Drive, Bethesda MD (Address of principal executive offices)	20817 (Zip Code)

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

     As of March 31, 2002, there were 81,215,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

USEC Inc.

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2002

TABLE OF CONTENTS

Page

PART I
Financial Information
Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2002 (Unaudited) and June 30, 2001	3
Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2002 and 2001 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Quantitative and Qualitative Disclosures about Market Risk	18

PART II

Other Information
Legal Proceedings	19
Exhibits and Reports on Form 8-K	20
Signature	20

     This Quarterly Report on Form 10-Q contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, completion of a market-based pricing agreement and deliveries under the Russian contract, the availability and cost of electric power, obtaining necessary agreements with the Department of Energy (“DOE”) regarding use of advanced technology and facilities, satisfactory performance of the technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans and maintain access to short-term funding, the refueling cycles of USEC’s customers, resolving inventory issues with DOE, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions)

	(Unaudited)
	March 31,	June 30,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$219.3	$122.5
Accounts receivable – trade	159.3	175.8
Inventories	835.5	1,137.5
Other	20.1	15.6

Total Current Assets	1,234.2	1,451.4
Property, Plant and Equipment, net	185.3	189.8
Other Assets
Deferred income taxes	48.2	42.1
Prepayments and deposits for depleted uranium	42.2	27.1
Prepaid pension costs	81.1	76.9
Inventories	423.4	420.2

Total Other Assets	594.9	566.3

Total Assets	$2,014.4	$2,207.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$164.7	$160.9
Payables under Russian contract	—	100.3
Deferred revenue and advances from customers	52.7	91.0
Liabilities accrued for consolidating operations	25.8	53.3
Uranium owed to customers	19.6	21.6

Total Current Liabilities	262.8	427.1
Long-Term Debt	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	31.3	57.5
Depleted uranium disposition	71.9	66.2
Postretirement health and life benefit obligations	134.5	124.7
Other liabilities	61.8	59.2

Total Other Liabilities	299.5	307.6
Stockholders’ Equity	952.1	972.8

Total Liabilities and Stockholders’ Equity	$2,014.4	$2,207.5

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenue:
Separative work units	$240.3	$221.9	$1,016.1	$796.6
Uranium	9.1	21.2	93.9	60.4

Total revenue	249.4	243.1	1,110.0	857.0
Cost of sales	229.0	211.5	1,035.7	743.7

Gross profit	20.4	31.6	74.3	113.3
Special charge (credit) for consolidating operations	(6.7)	—	(6.7)	—
Advanced technology development costs	2.4	2.9	8.1	8.0
Selling, general and administrative	11.7	11.2	35.9	35.3

Operating income	13.0	17.5	37.0	70.0
Interest expense	8.9	8.6	27.3	26.0
Other (income) expense, net	(1.3)	(2.2)	(3.3)	(6.9)

Income before income taxes	5.4	11.1	13.0	50.9
Provision (credit) for income taxes	1.1	(34.3)	3.9	(20.0)

Net income	$4.3	$45.4	$9.1	$70.9

Net income per share – basic and diluted	$.05	$.56	$.11	$.88
Dividends per share	$.1375	$.1375	$.4125	$.4125
Average number of shares outstanding	80.9	80.4	80.8	80.8

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities
Net income	$9.1	$70.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.8	16.5
Depleted uranium disposition	12.0	22.1
Deferred revenue and advances from customers	(64.5)	35.2
Deferred income taxes	(6.1)	(30.6)
Liabilities accrued for consolidating operations	(27.5)	(8.6)
Changes in operating assets and liabilities:
Accounts receivable – decrease	16.5	245.3
Inventories – (increase) decrease	296.8	(229.4)
Payables under Russian contract – (decrease)	(100.3)	(6.9)
Accounts payable and other – net	24.2	14.1

Net Cash Provided by Operating Activities	178.0	128.6

Cash Flows Used in Investing Activities
Capital expenditures	(28.6)	(40.8)
Insurance deposit	(21.4)	—

Net Cash (Used in) Investing Activities	(50.0)	(40.8)

Cash Flows from Financing Activities
Repurchase of common stock	—	(13.0)
Dividends paid to stockholders	(33.4)	(33.2)
Repayment of short-term debt	—	(50.0)
Common stock issued	2.2	—

Net Cash (Used in) Financing Activities	(31.2)	(96.2)

Net Increase (Decrease)	96.8	(8.4)
Cash and Cash Equivalents at Beginning of Period	122.5	73.0

Cash and Cash Equivalents at End of Period	$219.3	$64.6

Supplemental Cash Flow Information:
Interest paid	$33.1	$34.4
Income taxes paid	18.2	3.1

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

     Operating results for the three and nine months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

2.  INVENTORIES

     Inventories and related balance sheet accounts follow (in millions):

	March 31,	June 30,
	2002	2001

Current assets:
Separative work units	$642.5	$918.3
Uranium	154.4	178.6
Uranium provided by customers	19.6	21.6
Materials and supplies	19.0	19.0

	835.5	1,137.5
Long-term assets:
Uranium	237.5	230.6
Highly enriched uranium transferred from Department of Energy	185.9	189.6

	423.4	420.2
Current liabilities:
Uranium owed to customers	(19.6)	(21.6)

Inventories, reduced by uranium owed to customers	$1,239.3	$1,536.1

     Inventories were reduced and trade accounts receivable were increased by $18.1 million at March 31, 2002, and $1.9 million at June 30, 2001, for product loans to customers. From time to time, USEC loans uranium or low enriched uranium (“LEU”) to customers to accommodate their requests for flexibilities in the timing of deliveries. Title to uranium or LEU loaned to customers is transferred to such customers during the loan period. Product loans are scheduled to be repaid within one year.

     In December 2000, USEC reported to the Department of Energy (“DOE”) that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the material out of specification. USEC and DOE are working on a process, including further sampling, to determine the actual amount of material that may be affected. The total amount of uranium inventory that may be impacted, if further testing shows that all the material is affected, is approximately 9,500 metric tons with a cost of $237.5 million at March 31, 2002. An impairment in the valuation of uranium inventory would result if testing indicates that the material is out of specification and if DOE fails to replace it.

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

3.  STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity follow (in millions):

	Common
	Stock,
	Par Value	Excess of				Total
	$.10 per	Capital over	Retained	Treasury	Deferred	Stockholders'
	share	Par Value	Earnings	Stock	Compensation	Equity

Balance at June 30, 2001	$10.0	$1,066.9	$39.0	$(142.2)	$(.9)	$972.8
Restricted and other stock issued, net of amortization	—	(.7)	—	4.7	(.4)	3.6
Dividends paid to stockholders	—	—	(33.4)	—	—	(33.4)
Net income	—	—	9.1	—	—	9.1

Balance at March 31, 2002	$10.0	$1,066.2	$14.7	$(137.5)	$(1.3)	$952.1

     Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding

Balance at June 30, 2001	100,320	(19,754)	80,566
Common stock issued	-	649	649

Balance at March 31, 2002	100,320	(19,105)	81,215

4.  SPECIAL CHARGES FOR CONSOLIDATING OPERATIONS

     Changes in accrued liabilities resulting from special charges for consolidating operations and the charge (credit) resulting from a change in estimate in the three and nine months ended March 31, 2002, follow (in millions):

	Balance	Special	Recoveries	Paid	Balance
	June 30,	Charge	from	and	March 31,
	2001	(Credit)	DOE	Utilized	2002

Workforce reductions	$30.0	$(19.3)	$12.5	$(13.9)	$9.3
Lease turnover and other exit costs	23.3	(3.8)	—	(3.0)	16.5
Impairment of property, plant and equipment	—	16.4	—	(16.4)	—

	$53.3	$(6.7)	$12.5	$(33.3)	$25.8

     In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to consolidate operations and reduce production costs. The plans announced in June 2000 for workforce reductions and ceasing uranium enrichment operations at the Portsmouth plant resulted in special charges of $141.5 million in fiscal 2000, including asset impairments of $62.8 million, severance benefits of $45.2 million for workforce reductions involving 1,775 employees, and lease turnover and other exit costs of $33.5 million.

     In the three and nine months ended March 31, 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating operations. The special credit includes a cost reduction of $19.3 million for workforce reductions, primarily reflecting receipt of $12.5 million from DOE representing recovery of DOE’s pro rata share of severance benefits, and a cost reduction of $3.8 million for other exit costs. In June 2001, DOE authorized funding to conduct cold standby services at the Portsmouth plant, and USEC is performing these services under a letter agreement until a definitive contract is concluded between the parties. As a result of DOE’s program, the number of workforce reductions at the Portsmouth plant announced in June 2000 has been reduced. The cost reductions were partly offset by charges of $16.4 million for asset impairments relating to transfer and shipping facilities at the Portsmouth plant. In February 2002, USEC announced plans to consolidate the transfer and shipping operations this summer at the Paducah plant. This consolidation will result in workforce reductions at the Portsmouth plant, the cost of which has been accrued.

     Amounts paid and utilized include cash payments, non-cash charges for asset impairments, and liabilities incurred for incremental pension and postretirement health benefits. Amounts paid and utilized amounted to (i) $33.3 million in the nine months ended March 31, 2002, including severance benefits of $13.9 million for workforce reductions involving 242 employees, $3.0 million for lease turnover and other exit costs, and $16.4 million for asset impairments applied against property, plant and equipment relating to transfer and shipping facilities at the Portsmouth plant; (ii) $22.6 million in fiscal 2001, including severance benefits of $15.2 million for workforce reductions involving 672 employees and $7.4 million for lease turnover and other exit costs; and (iii) $65.6 million in fiscal 2000 for asset impairments applied against property, plant and equipment at the Portsmouth plant.

     The remaining liability accrued for consolidating operations amounted to $25.8 million at March 31, 2002, including $9.3 million for severance benefits relating to workforce reductions involving 546 employees and $16.5 million for lease turnover and other exit costs at the Portsmouth plant.

     In September 2000, USEC provided notice to terminate the electric power contract with DOE and Ohio Valley Electric Corporation (“OVEC”) effective April 2003 and to release power to OVEC when uranium enrichment operations at the Portsmouth plant cease. Under the terms of a supplemental letter agreement, OVEC released USEC from commitments to purchase electric power when enrichment operations ceased at the end of fiscal 2001. USEC is responsible for its pro rata share of OVEC’s obligations for postretirement health benefit costs and its pro rata share of OVEC’s obligations for future decommissioning and shutdown activities at the coal-burning power generating facilities owned and operated by OVEC. USEC has accrued its estimated pro rata share of such obligations. Final determinations of such costs by independent actuaries and engineering consultants could be different from the estimated amounts accrued as obligations by USEC.

5.  DEPLETED URANIUM

     USEC accrues estimated costs for the future disposition of depleted uranium based on estimates for transportation, conversion and disposal. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC through July 28, 1998, was transferred to DOE. USEC stores depleted uranium generated since July 28, 1998, at the plants and continues to evaluate various alternatives for its disposition. The accrued liability included in long-term liabilities amounted to $71.9 million at March 31, 2002, and $66.2 million at June 30, 2001.

     In June 1998, USEC paid $50.0 million to DOE, and DOE assumed responsibility for disposal of a certain amount of depleted uranium generated by USEC. The prepayment for depleted uranium is being amortized as a charge against production costs using a straight-line method over the term of the agreement. The unamortized balance included in long-term assets amounted to $20.8 million at March 31, 2002, and $27.1 million at June 30, 2001.

     Compliance with regulations of the Nuclear Regulatory Commission (“NRC”) requires that USEC provide financial assurance regarding the cost of the eventual disposition of depleted uranium for which USEC retains disposal responsibility. USEC provides a surety bond issued by an insurance company to satisfy the NRC financial assurance requirements. With respect to depleted uranium generated through September 2002, USEC entered into a six-year financial arrangement that included making a cash insurance deposit of $21.4 million in December 2001. The insurance deposit is included in long-term assets at March 31, 2002, and earns interest at a rate approximating the five-year U.S. Treasury rate.

6.  LEGAL MATTERS

     Reference is made to information on legal matters reported under Legal Proceedings in Part II Other Information of this Quarterly Report on Form 10-Q.

7.  NEW ACCOUNTING STANDARDS

     Under Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations,” obligations relating to the retirement of tangible long-lived assets and the associated asset retirement costs would be recorded on the balance sheet and measured at fair value using an expected present-value technique and a credit-adjusted risk-free interest rate. Under Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” there are new accounting standards for long-lived assets to be held and used, to be disposed of by sale, or to be disposed of by other than sale. FAS 143 and FAS 144 become effective and are required to be adopted by USEC at the beginning of fiscal 2003. USEC expects that adoption of the new accounting standards will not have a material effect on its financial position or results of operations.

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

     Critical Accounting Policies

     The summary of significant accounting policies and notes to consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001, provides a description of relevant information regarding USEC’s significant and critical accounting policies including, but not limited to:

•	revenue recognition, including deferred revenue and advances from customers,
•	inventories of uranium and separative work units (“SWU”) and inventory costing methods, classifications and valuations,
•	power costs and related contractual commitments,
•	assets and liabilities relating to the generation and future disposition of depleted uranium,
•	deferred income taxes and related valuation allowance, and
•	special charges and liabilities for consolidating operations.

     The standard measure of enrichment in the uranium enrichment industry is a separative work unit (“SWU”) and is measured using a standard formula based on the physics of uranium enrichment. The amount of enrichment contained in low enriched uranium (“LEU”) under this formula is commonly referred to as the SWU component.

     Update on Russian Contract

     USEC is the Executive Agent of the U.S. government under a government-to-government agreement (“Russian Contract”) to purchase the SWU or enrichment component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. USEC contracts for purchases under the Russian Contract on a calendar year basis. In November 2001, the U.S. government authorized USEC to conclude contract negotiations with the Russian Executive Agent under the Russian Contract. The two sides held numerous negotiations regarding pricing mechanisms and delivery schedules for calendar 2002 and beyond, and reached agreement in February 2002.

     The contract amendment includes a market-based pricing mechanism for the remaining term of the Russian Contract through 2013. Beginning in calendar year 2003, the price will be determined using a discount to a market-based price calculated as a basket of U.S. and international SWU market indices. The positive impact on earnings of this pricing arrangement will begin to be seen in the latter half of fiscal 2003 and continue through 2013. However, in consideration for this stable and economic structure for the future, USEC agreed to extend the existing higher, fixed-price methodology for one more year. Therefore, the calendar year 2001 purchase price of $90.42 per SWU will be applicable for calendar year 2002 (i.e., the last two quarters of USEC’s fiscal year 2002, and the first two quarters of USEC’s fiscal year 2003). This one-year concession should clearly benefit USEC in the mid-to-long term.

     The contract amendment is subject to approval by the U.S. and Russian governments and that review process continues. USEC has ordered the first two shipments for calendar year 2002 and began taking deliveries from Russia in late April 2002. When the governments give their approval, USEC will order additional shipments and provide further details of the contract amendment. If the terms of the agreement with the Russian Executive Agent for anticipated quantities at anticipated prices are not approved by the U.S. and Russian governments, earnings and cash flow in future years would be adversely impacted absent USEC making other arrangements.

     Under the terms of a 1997 memorandum of agreement between USEC and the U.S. government, USEC can be terminated, or resign, as the U.S. Executive Agent, or additional executive agents may be named. In either event, any new executive agent could represent a significant new competitor that could adversely affect USEC’s profitability and sales.

     Discussions with U.S. Government

     Over the past year, the Bush Administration has been engaged in a review of a number of issues related to the domestic uranium enrichment industry. USEC is in discussions with the U.S. government regarding an agreement that could address the maintenance of domestic enriched uranium production, the deployment of an advanced technology enrichment facility in the United States and extension of the Cooperative Research and Development Agreement relating to USEC’s development of the U.S. government’s centrifuge technology. This agreement would also address DOE’s responsibility for remedying any technetium-contaminated uranium transferred to USEC and certain financial obligations of DOE to USEC.

     U.S. Government International Trade Investigations

     In February 2002, the U.S. Department of Commerce (“DOC”) issued an order imposing antidumping and countervailing duties of 32.1% on the value of imports of LEU from France and countervailing duties of 2.23% on the value of imports of LEU from Germany, the Netherlands and the United Kingdom. This order was the culmination of investigations by the DOC and the U.S. International Trade Commission (“ITC”) into allegations filed by USEC (joined by the Paper, Allied-Industrial, Chemical & Energy Workers International Union) that LEU imported from these countries was being sold at unfair prices and was materially injuring or threatening to materially injure USEC.

     The duties do not prevent the importation of European LEU, but do help to offset the European enrichers’ unfair pricing practices. Appeals of the DOC’s and ITC’s determinations in these investigations, now pending before the U.S. Court of International Trade, may result in a future increase, decrease or elimination of the duties on some or all of these imports. Court-ordered remand proceedings before each agency, and/or subsequent appeals to the U.S. Court of Appeals for the Federal Circuit, are also possible. While it is not possible to predict the final outcome of this appeal process, it is unlikely that this process would be completed prior to June 2003.

Results of Operations – Three and Nine Months Ended March 31, 2002 and 2001

     Revenue

     Revenue from sales of the SWU component of LEU amounted to $240.3 million in the three months ended March 31, 2002, an increase of $18.4 million (or 8%) from $221.9 million in the corresponding period of fiscal 2001. In the nine months ended March 31, 2002, revenue amounted to $1,016.1 million, an increase of $219.5 million (or 28%) from $796.6 million in the corresponding period of fiscal 2001. The increase in the three months and the substantial increase in the nine months were due mainly to the timing and movement of customer orders, partly offset by a decline of 2% in average prices billed to customers. The volume of SWU sold increased 10% in the three months and 30% in the nine months ended March 31, 2002, and the number of customer refueling orders and the average order size were higher.

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

     Revenue from sales of uranium was $93.9 million in the nine months ended March 31, 2002, an increase of $33.5 million (or 55%) from $60.4 million in the corresponding period of fiscal 2001. The increase is due to higher volumes and prices. Higher uranium sales have a much greater impact on cash flow than on earnings due to the relatively high inventory cost of uranium. Revenue from sales of uranium in fiscal 2002 is expected to be 30% higher than fiscal 2001.

     The percentage of revenue from domestic and international customers follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Domestic	74%	57%	71%	52%
Asia	21	35	23	43
Europe and other	5	8	6	5

	100%	100%	100%	100%

     In the nine months ended March 31, 2002, revenue from domestic customers increased $344.0 million (or 78%), revenue from customers in Asia declined $113.0 million (or 30%), and revenue from customers in Europe and other areas increased $22.0 million (or 51%), compared with the corresponding period of fiscal 2001. The significant increase in the domestic market reflects the timing and the movement of customer orders, partly offset by a decline in average prices billed to customers. The reduction in the Asian market reflects the timing and movement of customer orders and, in the fiscal 2001 period, revenue had benefited from an initial core order for a new reactor.

     USEC expects revenue in fiscal 2002 will be 25% higher than in fiscal 2001 mainly as a result of the significant effect of the timing and movement of customer orders. The impact of higher volumes in fiscal 2002 is expected to be partly offset by lower average prices billed to customers. A trend of lower average SWU prices billed to customers will continue as older contracts with higher prices expire and the sales backlog becomes more heavily weighted with contracts negotiated in recent years with lower prices. SWU prices are reported to have been above $100 per SWU for the past year, and, at the end of March 2002, the spot SWU price was quoted at $107 and the long-term price at $105. Since most of USEC’s sales are under long-term contracts, any new contracts signed at these higher prices will be recognized in future periods and will help offset lower-priced contracts signed previously.

     Cost of Sales

     Cost of sales is based on the amount of SWU and uranium sold during the period. Cost of sales is determined by a combination of inventory levels and costs, production costs, and purchase costs under the Russian Contract. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over future periods.

     Cost of sales amounted to $229.0 million in the three months ended March 31, 2002, an increase of $17.5 million (or 8%) from $211.5 million in the corresponding period of fiscal 2001. In the nine months ended March 31, 2002, cost of sales amounted to $1,035.7 million, an increase of $292.0 million (or 39%) from $743.7 million in the corresponding period of fiscal 2001. As a percentage of revenue, cost of sales amounted to 92% in the three months and 93% in the nine months, compared with 87% in the corresponding periods of fiscal 2001.

     The increase in cost of sales in the nine-month period reflects the 30% increase in the volume of SWU sold, lower purchases of the SWU component of LEU from Russia, and higher unit production costs. Purchases of the SWU component of LEU from Russia declined 29% in the nine months ended March 31, 2002, compared with the corresponding period of fiscal 2001, because new terms agreed to by USEC and the Russian Executive Agent have yet to be approved by the U.S. and Russian governments and implemented. Unit costs were higher due to lower production levels as USEC transitioned to a single plant operation in June 2001, combined with the carryover effect (reflected in beginning inventory costs) of the less than optimal two-plant operations in fiscal 2001. In addition, cost of sales in the fiscal 2001 period had benefited from the monetization of excess power at the Portsmouth plant in the summer of 2000. USEC ceased uranium enrichment operations at the Portsmouth plant in May 2001.

     Electric power costs amounted to $214.6 million in the nine months ended March 31, 2002, a reduction of $59.7 million (or 22%) from $274.3 million in the corresponding period of fiscal 2001. Power costs represented 56% of production costs, compared with 54% in the fiscal 2001 period. The reduction reflects lower production following the ceasing of uranium enrichment operations at the Portsmouth plant in May 2001. In September 2000, USEC began purchasing a significant portion of electric power for the Paducah plant at fixed rates from the Tennessee Valley Authority (“TVA”) under a 10-year power purchase agreement. USEC substantially reduces production and the related power load at the Paducah plant in the summer months when the cost of power is generally high. USEC has secured additional megawatts of power at favorable prices for the summer of 2002 and expects to increase production to levels substantially above last summer. The additional power will help USEC levelize production and better manage inventory levels.

     Costs for labor and benefits were lower as the average number of employees at the plants declined 11% in the nine months ended March 31, 2002, compared with the corresponding period of fiscal 2001. Labor costs in the fiscal 2001 period included costs for a retention bonus program for employees at the Portsmouth plant. In November 2001, members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union ratified a new labor relations contract. The contract covers members of the union working at the Paducah plant for an 18-month period ending January 31, 2003. The union represents 675 employees out of a total 1,500 at the Paducah plant.

     USEC’s cost of sales per unit has trended upward. The trend is expected to continue in the near term as historic higher unit costs work their way through inventory. The favorable impact of cost reduction actions and purchases from Russia under the new market-based agreement will over time lower USEC’s inventory cost and improve cost of sales.

     Gross Profit

     Gross profit amounted to $20.4 million in the three months ended March 31, 2002, a reduction of $11.2 million (or 35%) from $31.6 million in the corresponding period of fiscal 2001. In the nine months ended March 31, 2002, gross profit amounted to $74.3 million, a reduction of $39.0 million (or 34%) from $113.3 million in the corresponding period in fiscal 2001. Gross margin was 8% in the three months and 7% in the nine months, compared with 13% in the corresponding periods of fiscal 2001. Despite higher revenue, margins continued to tighten due to lower purchases from Russia, high unit production costs, and the 2% decline in average SWU prices billed to customers.

     Special Charge (Credit) for Consolidating Operations

     In the three and nine months ended March 31, 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating operations. The special credit includes a cost reduction of $19.3 million for workforce reductions, primarily reflecting receipt of $12.5 million from DOE representing recovery of DOE’s pro rata share of severance benefits, and a cost reduction of $3.8 million for other exit costs. In June 2001, DOE authorized funding to conduct cold standby services at the Portsmouth plant, and USEC is performing these services under a letter agreement until a definitive contract is concluded between the parties. As a result of DOE’s program, the number of workforce reductions at the Portsmouth plant announced in June 2000 has been reduced. The cost reductions were partly offset by charges of $16.4 million for asset impairments relating to transfer and shipping facilities at the Portsmouth plant. In February 2002, USEC announced plans to consolidate the transfer and shipping operations this summer at the Paducah plant. This consolidation will result in workforce reductions at the Portsmouth plant, the cost of which has been accrued.

     Selling, General and Administrative

     Selling, general and administrative expense amounted to $35.9 million in the nine months ended March 31, 2002, about the same as in the corresponding period of fiscal 2001. The lower costs from workforce reductions at the headquarters’ office were offset by higher costs due to negotiations under the Russian Contract, related negotiations with the U.S. government, and the international trade investigations that were concluded in February 2002 in USEC’s favor.

     Operating Income

     Operating income amounted to $37.0 million in the nine months ended March 31, 2002, compared with $70.0 million in the corresponding period of fiscal 2001. The reduction reflects lower gross profit.

     Interest Expense

     Interest expense amounted to $27.3 million in the nine months ended March 31, 2002, compared with $26.0 million in the corresponding period of fiscal 2001. The increase reflects interest expense accrued on a deferred payment obligation under a power purchase agreement with TVA. There was no short-term debt outstanding in the fiscal 2002 period.

     Provision for Income Taxes

     The provision for income taxes in the nine months ended March 31, 2002, reflects an effective income tax rate of 30%. The provision (credit) for income taxes in the fiscal 2001 period includes a special income tax credit of $37.3 million (or $.46 per share) resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status. USEC transitioned to taxable status in July 1998 at the time of the initial public offering of common stock. The change in estimate in fiscal 2001 resulted from a reassessment of certain deductions for which related income tax savings were not certain. Excluding the special income tax credit, the effective income tax rate was 34% in the fiscal 2001 period.

     Net Income

     Excluding special credits, net income was $.1 million in the three months ended March 31, 2002, compared with $8.1 million (or $.10 per share) in the corresponding period of fiscal 2001 and $4.9 million (or $.06 per share) in the nine months ended March 31, 2002, compared with $33.6 million (or $.42 per share) in the corresponding period of fiscal 2001. The reductions primarily reflect lower gross profit. There was a special credit of $4.2 million (or $.05 per share) after tax in the fiscal 2002 period from a change in estimate for consolidating operations and a special income tax credit of $37.3 million (or $.46 per share) in the fiscal 2001 period.

     Fiscal 2002 Outlook

     Based on financial performance to date and the outlook for the remainder of fiscal 2002, USEC anticipates earnings before a special credit in a range of $9 million to $12 million. USEC’s financial results are lower than initially forecast because of the one-time confluence of the new pricing provisions under the Russian Contract not being implemented before January 2002, lower than normal purchases from Russia so far this calendar year because of the delay through calendar 2001 in the authorization of Russian negotiations, and the absence in calendar 2002 of purchases of the SWU component of Russian commercial LEU as had originally been planned. Additionally, consultants involved in the now completed negotiations on the Russian Contract and related negotiations with the U.S. government, which are close to being completed, and the recently concluded trade case, increased selling, general and administrative expenses.

     USEC also considered a change to its inventory costing methodology to better match its sales and production profiles. In its continuing effort to reduce inventory, however, USEC plans to operate at production levels higher this summer than last summer. This will result in a better alignment of sales and production. As a result, the impetus for making the accounting change has decreased, and the change has not been implemented. As USEC has previously disclosed, the positive impact of this non-cash change was included in USEC’s initial forecast of fiscal 2002 earnings.

     USEC expects cash flow from operations, after capital expenditures, in fiscal 2002 to be approximately $150 million, a significant improvement over the original guidance of negative cash flow. The improvement is due to a substantial reduction in inventories from lower purchases from Russia while maintaining constant production levels. As a result, USEC anticipates that its inventories at the end of fiscal 2002 will be approximately $200 million or 13% lower than at the end of fiscal 2001.

     Assuming the two governments approve the Russian Contract pricing amendment and that purchases in calendar year 2002 from Russia will be at $90.42 per SWU, USEC expects earnings in fiscal 2003 to be roughly the same as fiscal 2002. USEC intends to provide additional guidance for fiscal 2003 following approval by the two governments of the Russian Contract and the conclusion of USEC’s budgeting process.

     Liquidity and Capital Resources

     Liquidity and Cash Flows

     Cash and cash equivalents amounted to $219.3 million at March 31, 2002, compared with $122.5 million at June 30, 2001. The significant increase resulted from cash generated from operating activities. Lower purchases from Russia reduced inventories by a significant amount and increased cash flow and cash balances.

     Net cash flow from operating activities amounted to $178.0 million in the nine months ended March 31, 2002, compared with $128.6 million in the corresponding period of fiscal 2001. Cash flow in the nine months ended March 31, 2002, reflects the substantial reduction of $296.8 million in inventories, partly offset by a reduction in trade payables under the Russian Contract and a reduction in advances from customers. In addition, lower net income and cash payments for consolidating operations and income taxes reduced cash flow in the nine months ended March 31, 2002. Cash flow in the fiscal 2001 period had benefited from a reduction in trade receivables and an increase in advances from customers aggregating $280.5 million.

     Capital expenditures amounted to $28.6 million in the nine months ended March 31, 2002, compared with $40.8 million in the corresponding period of fiscal 2001. Capital expenditures in fiscal 2002 include costs to upgrade transfer and shipping facilities at the Paducah plant and, in fiscal 2001, included costs to complete the upgrade of the Paducah plant’s capability to produce LEU up to an assay of 5.5%. An insurance deposit of $21.4 million was paid in December 2001 in connection with the issuance of a surety bond for the eventual disposition of depleted uranium. Compliance with NRC regulations requires that USEC provide financial assurances regarding the cost of the eventual disposition of depleted uranium generated during the production process.

     Dividends paid to stockholders amounted to $33.4 million in the nine months ended March 31, 2002, about the same as in the corresponding period of fiscal 2001.

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

     At March 31, 2002, USEC had revolving credit commitments of $150.0 million under a bank credit facility scheduled to expire in July 2003, of which $138.7 million was available after reductions for outstanding letters of credit. There were no short-term borrowings at March 31, 2002 or June 30, 2001, and no short-term borrowings are anticipated through the end of fiscal 2002.

     At March 31, 2002, USEC was in compliance with financial covenants under the bank credit facility, including restrictions on the granting of liens or pledging of assets, maintenance of a minimum stockholders’ equity and maintenance of a maximum debt to total capitalization ratio, as well as other customary conditions and covenants. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facility includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

     The decline in retained earnings in nine months ended March 31, 2002, has had an adverse effect on the minimum stockholders’ equity covenant under the bank credit facility. USEC intends to replace the facility in the near term. It is expected that a new credit facility may include additional terms and covenants and be secured with certain assets of USEC.

     The total debt-to-capitalization ratio was 34% at March 31, 2002, the same as at June 30, 2001.

     At March 31, 2002, USEC had contractual commitments to repay long-term debt and to make payments under power purchase commitments for the Paducah plant and SWU purchase commitments under the Russian Contract, as follows (in millions):

	Payments Due

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt	$—	$—	$350.0	$150.0	$500.0
Power purchase commitments	333.0	564.0	296.0	—	1,193.0
Commitments to purchase SWU under Russian Contract	131.1	—	—	—	131.1

	$464.1	$564.0	$646.0	$150.0	$1,824.1

     USEC expects that its cash, internally generated funds from operations, and available financing under the bank credit facility will be sufficient to meet its obligations as they become due, to fund operating requirements of the plants including costs to consolidate operations, purchases of the SWU component of LEU under the Russian Contract, capital expenditures, interest expense, and quarterly dividends.

     A summary of working capital follows (in millions):

	March 31,	June 30,
	2002	2001

Cash	$219.3	$122.5
Accounts receivable	159.3	175.8
Inventories, net	815.9	1,115.9
Accounts payable and other	(223.1)	(389.9)

Working capital	$971.4	$1,024.3

USEC Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2002, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

     The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at March 31, 2002, follow (in millions):

	Maturity Dates		March 31, 2002

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:
6.625% senior notes	$350.0		$350.0	$330.6
6.750% senior notes		$150.0	150.0	132.6

			$500.0	$463.2

USEC Inc.
PART II. OTHER INFORMATION

Legal Proceedings

     Federal Securities Lawsuit

     On October 27, 2000, a federal securities lawsuit was filed against USEC in the U.S. District Court for the Western District of Kentucky, Paducah Division. Additional lawsuits of a similar nature were filed in the same court and were consolidated. In June 2001, the lawsuit was transferred to the U.S. District Court for the District of Maryland, Southern Division. On October 22, 2001, two individuals and two law firms were selected by the court to act as lead plaintiffs and lead counsel. A consolidated amended complaint was filed on December 6, 2001. The amended complaint named as defendants USEC, two of USEC’s officers, and the seven underwriters involved in the initial public offering of common stock. The complaint generally alleged that certain statements in the registration statement and prospectus for the July 28, 1998 initial public offering were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties.

     In January 2002, USEC and the other defendants moved to dismiss the complaint. In March 2002, the U.S. District Court dismissed the lawsuit and found that the prospectus contained detailed and meaningful cautionary language tailored to the specific risks that USEC faced. The Court also found that the lawsuits were filed after the statute of limitations had expired. In April 2002, the plaintiffs filed a notice of their intent to appeal the Court’s decision. If plaintiffs file an appeal, USEC continues to believe that the ultimate outcome of these proceedings will not have a material adverse effect on its financial position or results of operations.

     Property Taxes

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

Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.53	Employment agreement between USEC Inc. and Dennis R. Spurgeon, Executive Vice President and Chief Operating Officer, dated June 4, 2001, as amended January 22, 2002.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

USEC Inc.

April 29, 2002	By /s/ Henry Z Shelton, Jr.

Henry Z Shelton, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.53	Employment Agreement between USEC Inc. and Dennis R. Spurgeon, Executive Vice President and Chief Operating Officer, dated June 4, 2001, as amended January 22, 2002.