Form 10-K
period 2002-06-30
USEC INC
filed 2002-09-20
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Democracy Center 6903 Rockledge Drive, Bethesda, MD (Address of principal executive offices)	20817 (Zip Code)

Registrant’s telephone number, including area code: (301) 564-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.10 per share Preferred Stock Purchase Rights	Name of Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      As of August 31, 2002, there were 81,513,000 shares of Common Stock, par value $.10 per share, issued and outstanding. As of August 31, 2002, the market value of the Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange was $615.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

USEC Inc.

Annual Report on Form 10-K

Fiscal Year Ended June 30, 2002

      This Annual Report on Form 10-K contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementing agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of advanced technology and facilities, satisfactory performance of the technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans and maintain access to short-term funding, the refueling cycles of USEC’s customers, the outcome of litigation, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

PART I

Items 1 and 2. Business and Properties

Overview

      USEC Inc. (“USEC”), a global energy company, is the world leader in the supply of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for nuclear reactors to produce electricity. USEC’s customers are domestic and international utilities that operate nuclear power plants. USEC is the exclusive executive agent for the U.S. Government to purchase LEU derived from highly enriched uranium contained in decommissioned nuclear warheads in Russia (the “Russian Contract”).

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

      Two years ago, USEC set out an agenda to reduce costs, stabilize revenue and establish a technology plan for the future. The following strategic initiatives pursuant to that agenda were successfully completed in fiscal 2002:

•	USEC implemented a contract amendment with its Russian counterpart to establish market-based pricing for the remaining 12 years of the Russian Contract. USEC agreed to continue to purchase 5.5 million SWU from Russia each calendar year.

•	USEC and DOE entered into an agreement (the “DOE-USEC Agreement”) to develop and deploy highly efficient gas centrifuge technology by the end of this decade. USEC is applying state-of-the-art advances and updated manufacturing techniques to the centrifuge design originally developed by the U.S. Government.

•	Under the DOE-USEC Agreement, DOE took responsibility for remediating any out-of-specification uranium transferred to USEC by DOE prior to the privatization.

•	The U.S. Department of Commerce (“DOC”) ruled that LEU imported from four Western European countries was being subsidized and, in the case of LEU imports from France, was sold at unfair prices, and the U.S. International Trade Commission (“ITC”) ruled that these unfair imports had materially injured USEC. Consequently, DOC issued an order imposing antidumping and countervailing duties on the imports of LEU from these countries.

•	Cost savings will be achieved through the acceleration of consolidation of transfer and shipping at the Paducah plant.

Uranium and Enrichment

      The uranium fuel cycle consists of the following process:

•	Mining and Milling – Uranium is removed from the earth in the form of ore and then crushed and concentrated.

•	Conversion – Uranium is combined with fluorine gas to produce uranium hexafluoride, a powder at room temperature and a gas when heated. Uranium hexafluoride is shipped to an enrichment plant.

•	Enrichment – Uranium hexafluoride is enriched in a process that increases the concentration of U235 atoms in the uranium hexafluoride from its natural state of 0.711% up to 5%, which is usable as a fuel for commercial nuclear power reactors. Depleted uranium is a by-product of the uranium enrichment process. USEC has the only enrichment operation in the United States.

•	Fuel Fabrication – Enriched uranium is converted to uranium oxide and formed into small ceramic pellets. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.

•	Nuclear Power Plant – The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate about 16% of the world’s electricity.

•	Consumers – Business and homeowners rely on the steady, base load electricity supplied by nuclear power and appreciate that there are no emissions of greenhouse gases.

      As found in nature, uranium consists of three isotopes, the two principal ones being uranium-235 (“U235”) and uranium-238 (“U238”). U238 is the more abundant isotope, but is not fissionable in thermal reactors. U235 is the fissionable isotope, but its concentration in natural uranium is only about .711% by weight. Light water nuclear reactors, which are operated by most nuclear utilities in the world today, require LEU fuel with a U235 concentration up to 5% by weight. Uranium enrichment is the process by which the concentration of U235 is increased to that level.

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

      USEC supplies LEU to electric utilities for use in about 160 nuclear reactors. Revenue is derived from sales of the SWU component of LEU, from sales of the SWU and uranium components of LEU, and from sales of uranium. USEC maintains significant inventories of SWU and uranium for use in such sales.

      Generally, contracts with customers to provide LEU are long-term requirements contracts under which the customer is obligated to purchase from USEC a specified percentage of the SWU component of the LEU that the customer subsequently delivers to fabricators for conversion into nuclear fuel.

Consequently, annual sales are dependent upon customers’ nuclear fuel requirements which are driven by nuclear reactor refueling and maintenance schedules and regulatory actions. Under delivery optimization and other customer oriented programs, USEC ships LEU to nuclear fuel fabricators for scheduled or anticipated orders from utility customers.

      Revenue from domestic customers represented 67% and revenue from foreign customers represented 33% of total revenue in fiscal 2002. Revenue from one domestic customer, Exelon Corporation, represented more than 10%, but less than 15%, of revenue in fiscal 2002; no customer exceeded 10% in fiscal years 2001 or 2000.

      Revenue attributed to domestic and international customers follows:

	Fiscal Years Ended June 30,

	2002	2001	2000

Domestic	67%	49%	62%
Asia	29	46	32
Europe and other	4	5	6

	100%	100%	100%

      USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at June 30, 2002, all of which were located in the United States.

Backlog

      Under many of USEC’s contracts, customers provide non-binding estimates of their requirements that help USEC plan production requirements. Backlog is the aggregate dollar amount of SWU and uranium that USEC expects to sell pursuant to long-term requirements contracts with utilities. Based on customers’ estimates of their requirements and certain other assumptions, including estimates of inflation rates, at June 30, 2002, USEC had long-term requirements contracts with utilities aggregating $4.5 billion through fiscal 2011 (including $2.7 billion through fiscal 2005), compared with $5.4 billion at June 30, 2001.

Variability of Revenue and Operating Results

      Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the lower electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or biannual refueling in the spring or fall, or for 18-month cycles alternating between both seasons. Customer orders for the SWU component of LEU are large in amount, typically averaging $12.0 million per order. The timing of larger orders for initial core requirements for new nuclear reactors also can affect operating results. Customer requirements and orders are more predictable over the longer term, and USEC believes its performance is best measured on an annual business cycle.

Gaseous Diffusion Plants

      Two existing commercial technologies are currently used to enrich uranium for nuclear power plants: the gaseous diffusion process and the gas centrifuge process. USEC uses the gaseous diffusion process. The gaseous diffusion process involves the passage of uranium in a gaseous form through a series of filters (or porous barriers) such that the uranium is continuously enriched in U235 as it moves through the process. Because U235 is lighter, it passes through the barrier more readily than does U238, resulting in a gaseous uranium that has a higher portion of U235, the fissionable isotope. The gaseous diffusion process is power intensive, requiring significant amounts of electric power to push uranium through the filters. The other enrichment process, gas centrifuge, employs rapidly spinning cylinders containing uranium to separate the fissionable U235 isotope from the non-fissionable U238 and is significantly less power intensive.

      The fundamental building block of the gaseous diffusion process is known as a stage, consisting of a compressor, a converter, a control valve and associated piping. Compressors driven by large electric motors are used to circulate the process gas and maintain flow. Converters contain porous tubes known as barriers through which process gas is diffused. Stages are grouped together in series to form an operating unit called a cell. A cell is the smallest group of stages that can be removed from service for maintenance. Gaseous diffusion plants are designed so that cells can be taken off line with little or no interruption in the process. In each converter, the portion of the process gas that passes through the barrier is slightly enriched in U235 and is fed to the next higher stage. Process gas that has not passed through the barrier is depleted in U235 to the same degree and is recycled back to the next lower stage. Because the velocity difference between the two isotopes of uranium is very small, hundreds of successive stages are required for enrichment. A gaseous diffusion plant configured to produce enriched uranium with a U235 concentration of 4% from uranium at .711% by weight U235 would contain at least 1,200 stages in series.

      USEC produces LEU at the Paducah gaseous diffusion plant located in Paducah, Kentucky. In May 2002, as part of the plant consolidation program, the Paducah plant began shipping LEU directly to fuel fabricators. The Paducah plant consists of four process buildings and is one of the largest industrial facilities in the world. Process buildings have a total floor area of 150 acres, and the site covers 750 acres. The Paducah plant has been certified by the Nuclear Regulatory Commission (“NRC”) to produce LEU up to an assay of 5.5% U235. USEC estimates that the maximum capacity of the existing equipment is about 8 million SWU per year. However, USEC produces about 5 million SWU per year.

      The Portsmouth gaseous diffusion plant is located near Portsmouth, Ohio. At the end of fiscal 2001, USEC ceased uranium enrichment operations at the Portsmouth plant, and, at the end of fiscal 2002, USEC was in the process of ceasing operation of the transfer and shipping facilities at the plant for purposes of shipping LEU to fuel fabricators. The Portsmouth plant was placed into cold standby under a contract with DOE. Cold standby is a condition under which the plant could be returned to production of 3 million SWU within 18-24 months notice if the U.S. Government determined that additional domestic enrichment capacity was necessary. A significant number of USEC employees remain at the Portsmouth plant providing cold standby contract services for DOE. In July 2002, USEC began processing out-of-specification uranium at the Portsmouth plant under the terms of the DOE-USEC Agreement.

      USEC leases the Paducah and Portsmouth plants from DOE. The lease covers most, but not all, of the buildings and facilities. Except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease indefinitely, with respect to either or both plants, for successive renewal periods. USEC may increase or decrease the property under the lease to meet its changing requirements. Within the contiguous tracts, certain buildings, facilities and areas related to environmental restoration and waste management have been retained by DOE and are not leased to USEC. At termination of the lease, USEC may leave the property in “as is” condition, but must remove all waste generated by USEC, which is subject to off-site disposal, and must place the plants in a safe shutdown condition. Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants. DOE is responsible for the costs of decontamination and decommissioning of the plants. If removal of any of USEC’s capital improvements increases DOE’s decontamination and decommissioning costs, USEC is required to pay the difference. Title to capital improvements not removed by USEC will automatically be transferred to DOE at the end of the lease term.

      Under the lease, DOE is required to indemnify USEC for costs and expenses related to claims asserted against or incurred by USEC arising out of DOE’s operation, occupation or use of the plants. DOE activities at the plants are focused primarily on environmental restoration and waste management and management of depleted uranium. DOE is required to indemnify USEC against claims for public liability (a) arising out of or in connection with activities under the lease, including domestic transportation, and (b) arising out of, or resulting from, a nuclear incident or precautionary evacuation. DOE’s financial obligations are capped at the $9.4 billion statutory limit calculated pursuant to the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States, as these terms are defined in the U.S. Atomic Energy Act of 1954, as amended. Although DOE’s authority to initiate new coverage under the Price-Anderson Act expired in August 2002, the indemnification against public liability provided in the USEC lease remains in effect.

Electric Power and Materials

      The gaseous diffusion process requires significant amounts of electric power. USEC purchases a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with Tennessee Valley Authority (“TVA”). TVA provides electric power at fixed contract prices with capacity varying monthly from 300 to 1,780 megawatts. Prices are fixed until May 2006. Subject to prior notice, TVA may interrupt power to the Paducah plant, except a minimum load of 300 megawatts can only be interrupted under limited circumstances. Under the agreement, amounts paid to TVA for power purchased in fiscal 2001 were reduced by a deferred payment obligation. At June 30, 2002, the deferred payment obligation amounted to $27.8 million. USEC has secured the obligation, as long as it is outstanding, by transferring title to uranium inventories with an equivalent value to TVA. The obligation and related interest is scheduled to be satisfied in connection with the sale of the SWU component of LEU under a requirements contract with TVA in fiscal years 2003 and 2004.

      USEC purchases a portion of the electric power for the Paducah plant from Electric Energy, Inc. (“EEI”) under a power purchase contract between DOE and EEI. DOE transferred the benefits of the EEI power purchase contract to USEC. Costs for electric power purchased from EEI are based on actual costs incurred by EEI. In addition, USEC purchases electric power in the spot market.

      USEC substantially reduces production and the related power load at the Paducah plant in the summer months when the cost of power is generally high. USEC secured additional megawatts of power at favorable prices for the summer of 2002 and expects to increase production to levels substantially above last summer. The additional power will help USEC levelize production and better manage inventory levels.

      In fiscal 2001 and prior years, USEC purchased electric power for the Portsmouth plant from DOE under a contract that USEC concluded with DOE in July 1993. DOE acquired the power that it sold to USEC from the Ohio Valley Electric Corporation (“OVEC”) under a power purchase agreement that DOE concluded with OVEC in 1952. On September 29, 2000, at USEC’s request, DOE notified OVEC that it would terminate the power purchase agreement effective April 30, 2003, and that it would cease taking power after August 31, 2001. Upon termination of the power purchase agreement, DOE will be responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shut-down of the coal-burning power generating facilities owned and operated by OVEC. Under its July 1993 contract with DOE, USEC will, in turn, be responsible for a portion of DOE’s costs. USEC has accrued its estimate of its share of DOE’s costs. Final determinations of USEC’s costs will depend on (a) the total cost to DOE of the termination obligations as determined by independent actuaries and engineering consultants, and (b) resolution of differences between DOE and USEC over the portion of DOE’s costs that must be reimbursed by USEC. Accordingly, the amount ultimately due from USEC may differ from the amount it has accrued. Any determination of such costs at levels above the estimated amounts accrued by USEC would have an adverse effect on USEC’s results of operations.

      The Paducah plant uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995. Leaks from pipe joints, sight glasses, valves, coolers and condensers resulted in leakage of approximately 435,000 pounds in fiscal 2002, a leak rate that is within the level allowed by the Environmental Protection Agency (“EPA”). In order to ensure that USEC continues to have enough coolant to meet its needs, USEC is actively working to reduce leakage. USEC expects that its current inventory should be adequate to continue to utilize Freon at the Paducah plant through at least fiscal 2004. In addition, USEC purchases Freon recovered from industrial sources. A program is underway to introduce an alternative coolant to be used once the inventory is depleted.

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

      Equipment utilization at the Paducah plant was 77% in fiscal 2002, compared with 63% in fiscal 2001. The utilization of equipment is primarily dependent on power availability and costs. USEC substantially reduced equipment utilization and the related power load in the summer months at the beginning and end of fiscal 2001 when the cost of electric power was high. USEC has secured additional megawatts of power at favorable prices for the summer of 2002 and is increasing production to levels substantially above last summer. Equipment utilization is also affected by repairs and maintenance activities.

DOE-USEC Agreement

      On June 17, 2002, USEC and the DOE signed the DOE-USEC Agreement whereby both USEC and DOE made long-term commitments directed at resolving a number of outstanding issues bearing on the stability and security of the domestic uranium enrichment industry.

The following is a summary of the DOE-USEC Agreement:

     Russian Contract

      USEC has agreed to purchase, if made available by the Russian executive agent, 5.5 million SWU per calendar year contained in LEU derived from at least 30 metric tons per year of weapons-origin highly enriched uranium. The DOE-USEC Agreement provides that DOE will recommend against removal, in whole or in part, of USEC as the U.S. executive agent under the Russian Contract as long as USEC orders the specified amount of SWU from the Russian executive agent and complies with its obligations under the DOE-USEC Agreement and the Russian Contract. The DOE-USEC Agreement does not affect the ability of USEC to resign, or the U.S. Government to terminate USEC, as the U.S. executive agent, upon the provision of proper advance notice as provided in the April 1997 Memorandum of Agreement between USEC and the U.S. Department of State and DOE.

     Replacing Any Out-of-Specification Natural Uranium Inventory

      USEC has previously reported that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the uranium out of specification for commercial use. The total amount of uranium inventory that may be impacted is approximately 9,500 metric tons with a cost of $237.5 million at June 30, 2002.

      Under the DOE-USEC Agreement, DOE has agreed to replace any natural uranium that is determined to be out-of-specification. Replacement or remediation of any out-of-specification natural uranium inventory will be accomplished as follows:

•	USEC cleaning up a portion of the uranium with USEC being compensated by DOE for the clean up costs as described below,

•	DOE replacing a portion of the uranium and

•	DOE endeavoring to engage third parties to determine whether any remaining out-of-specification uranium can be replaced, remedied or exchanged.

      USEC has agreed to operate facilities at the Portsmouth plant at its own expense (other than site infrastructure expenses which will be paid by DOE) for 15 months in order to remove contaminants from a portion of the out-of-specification uranium. USEC estimates the cost to operate these facilities will be $21 million for the period July 2002 to September 2003. To compensate USEC for these clean-up costs, DOE will take title to all depleted uranium generated by USEC at the Paducah plant during fiscal years 2002 and 2003, and half of the depleted uranium generated in fiscal years 2004 and 2005, up to a maximum of 23.3 million kilograms of uranium contained in depleted uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. USEC will release the United States from liability with respect to any out-of-specification uranium that is processed or replaced, and in any event will release the United States for liability with respect to at least 2,800 metric tons of natural uranium.

      With respect to remaining out-of-specification natural uranium, the liability for which has not been released by USEC, DOE will attempt to engage third parties to determine whether the remaining uranium can be replaced, remedied or exchanged. If arrangements for replacement or clean up of this uranium are not in place by March 31, 2003, then DOE must, at its option, exchange, replace, clean up or reimburse USEC for 3,293 metric tons of uranium less the amount actually processed at the Portsmouth plant or accepted by USEC by March 31, 2003.

      DOE’s obligations to replace or remediate all out-of-specification natural uranium continue until all such uranium is replaced or remediated. DOE’s obligations with respect to the out-of-specification uranium survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least 1 million SWU per year at the Paducah plant or at a new enrichment facility. DOE’s obligations to replace or remediate out-of-specification natural uranium are subject to availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties intend to pursue any such legislative authority, there can be no assurance that Congress will appropriate such funds and pass requisite legislation.

      USEC is in the early stages of operating facilities at the Portsmouth plant to remove contaminants from a portion of the out-of-specification uranium and can provide no assurances that it will be able to remove contaminants from at least 2,800 metric tons of natural uranium by September 2003. In the event that USEC is not able to remove contaminants from at least 2,800 metric tons prior to its obligation to release the United States from liability with respect to such uranium, an impairment in the valuation of uranium inventory could result. In addition, an impairment in the valuation of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification uranium for which DOE has assumed responsibility. Depending on the amount of uranium, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

     Domestic Enrichment Facilities

      USEC has agreed to operate the Paducah plant at a production rate at or above 3.5 million SWU per year, as measured by USEC’s June 30 fiscal year. Historically, USEC has operated at production rates significantly above this level, and in its current fiscal year, USEC will produce about 5 million SWU at the Paducah plant.

      The 3.5 million annual production level may not be reduced until six months before USEC has completed an advanced enrichment technology facility capable of producing 3.5 million SWU per year. If the Paducah plant is operated at less than the specified 3.5 million SWU in any given fiscal year, USEC may cure such defect by increasing SWU production to the 3.5 million SWU level in the ensuing fiscal year. The right to cure may be used only once by USEC in each five or six-year lease term.

      If USEC does not maintain the requisite level of operations and has not cured the deficiency, USEC is required to waive its exclusive rights to lease the Paducah and Portsmouth plants. If USEC ceases operations at the Paducah plant or loses its certification from the NRC, DOE may take such action as it deems necessary to transition operation of the plant from USEC to ensure the continuity of domestic enrichment operations and the fulfillment of supply contract. In either such event, DOE may be released from its obligations under the DOE-USEC Agreement. USEC will be deemed to have “ceased operations” at the Paducah plant if it (a) produces less than 1 million SWU or (b) fails to meet specific maintenance and operational procedures established in the DOE-USEC Agreement.

      USEC has agreed to maintain leased property at the Portsmouth plant (other than any leased property subject to USEC’s cold standby contract with DOE) in a condition to permit it to be considered as a possible site for USEC’s deployment of an enrichment facility using advanced uranium enrichment technology. If USEC does not maintain the applicable Portsmouth facilities or does not operate the facilities to remove technetium for 15 months as discussed above, USEC will waive any statutory exclusive right it has to lease the Portsmouth plant and will waive certain of its rights under the lease for the Portsmouth plant. Additionally, DOE can terminate the DOE-USEC Agreement and be released from its obligations under it.

     Advanced Enrichment Technology

      The DOE-USEC Agreement provides that USEC will begin operations of an enrichment facility at Paducah or Portsmouth using advanced technology with annual capacity of 1 million SWU (expandable to 3.5 million SWU) in accordance with certain milestones. The milestone schedule contains dates for various steps culminating in deployment of an advanced enrichment technology facility, including testing, NRC licensing, financing and construction. The milestones require, among other things, that a centrifuge facility (a) begin commercial operations in Portsmouth by January 2009 and achieve an annual capacity of 1 million SWU by March 2010 or (b) begin commercial operations in Paducah by January 2010 and achieve an annual capacity of 1 million SWU by March 2011.

      If, for reasons within USEC’s control, USEC does not meet a milestone and the resulting delay will materially impact its ability to begin commercial operations on schedule, DOE may take any of the following actions:

•	terminate the DOE-USEC Agreement and be relieved of its obligations thereunder,

•	require USEC to reimburse DOE any costs caused by DOE expediting decontamination and decommissioning facilities to be used by USEC for advanced technology,

•	require USEC to transfer to DOE royalty free exclusive rights to the centrifuge technology and data in the field of uranium enrichment,

•	require USEC to return any leased facilities upon which the advanced technology project was being or was intended to be constructed, and

•	except for plant facilities being operated, require USEC to waive its exclusive rights to lease the Paducah and Portsmouth plant.

      After USEC has secured firm financing commitments for the construction of a 1 million SWU plant and has begun construction, DOE’s remedies are limited to circumstances where USEC’s gross negligence in project planning and execution is responsible for schedule delays or USEC has abandoned or constructively abandoned the project. In such cases, USEC will be entitled to a reasonable royalty for the use of any intellectual property and data transferred for non-governmental purposes.

     General

      USEC and DOE have agreed to form a joint working group for the purposes of implementing the advanced technology deployment specified in the DOE-USEC Agreement. USEC and DOE have also agreed to consult with each other as necessary and appropriate to carry out the objectives of the DOE-USEC Agreement, including periodic meetings between the Deputy Secretary of Energy and the President/ CEO of USEC. The DOE-USEC Agreement also contains certain force majeure provisions which excuse USEC’s failure to perform under the DOE-USEC Agreement if such failure arises from causes beyond the control and without fault or negligence of USEC. Moreover, the exercise of any of the remedies set forth in the DOE-USEC Agreement is subject to notice and appeal procedures contained therein.

      The foregoing summary of the DOE-USEC Agreement is qualified in its entirety by reference to the DOE-USEC Agreement, a copy of which was filed as an exhibit to a report on Form 8-K filed by USEC on June 21, 2002.

Russian Contract

      USEC has been designated by the U.S. Government to act as its exclusive Executive Agent in connection with a government-to-government agreement between the United States and the Russian

Federation under which USEC purchases the SWU component of LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, on behalf of the U.S. Government, signed an agreement (“Russian Contract”) with AO Techsnabexport (now known as OAO “Techsnabexport” or “Tenex”), Executive Agent for the Ministry of Atomic Energy of the Russian Federation (“MINATOM”). MINATOM is formally the Executive Agent for the Russian Federation, but in practice, Tenex administers the Russian Contract and therefore is referred to as the “Russian Executive Agent.”

      In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining 12 years of the Russian Contract. An amendment to the Russian Contract creates a market-based mechanism to determine prices beginning in calendar year 2003 and continuing through 2013. In consideration for this stable and economic structure for the future, USEC agreed to extend the calendar year 2001 price of $90.42 per SWU through calendar year 2002 (i.e., the last two quarters of USEC’s fiscal year 2002, and the first two quarters of USEC’s fiscal year 2003). Beginning in calendar year 2003, prices will be determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index will be used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that, after the end of calendar year 2007, USEC and Tenex may agree on appropriate adjustments, if necessary, to ensure that Tenex receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract.

      Under the amended contract, USEC agreed to continue to purchase 5.5 million SWU each calendar year from Tenex from 2002 through 2012 and such amount in calendar year 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. USEC also agreed to purchase over two or more years after 2002 a total of 1.6 million SWU that USEC had ordered in 1999 but Tenex had not been able to deliver. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. Purchases of the SWU component of LEU from the Russian Federation represented 50% of the combined produced and purchased supply mix for USEC in fiscal 2002, compared with 52% in fiscal 2001 and 41% in fiscal 2000. USEC expects purchases under the Russian Contract will approximate 50% of the supply mix in fiscal 2003. A significant delay in purchasing, shipping or receiving LEU from Russia would have an adverse effect on USEC’s results of operations.

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

Highly Enriched Uranium from DOE

      DOE is in the process of transferring 50 metric tons of highly enriched uranium to USEC in installments over the next four years. USEC expects to recover LEU containing 3.1 million SWU and 5,400 metric tons of uranium from downblending the highly enriched uranium. At June 30, 2002, 18 metric tons of highly enriched uranium had been transferred, and 17% of the total expected LEU had been recovered. USEC expects costs to complete downblending activities will be less than the production costs that would be required to produce an equivalent amount of LEU. Factors affecting recoverability include the costs and risks of completing the transfers, processing and downblending required to convert the highly enriched uranium metal and oxide into LEU suitable for sale to utility customers.

Alternative Uranium Enrichment Technologies

      USEC is evaluating alternative uranium enrichment technologies with the goal of developing and deploying a new enrichment facility and process to replace its gaseous diffusion operations. USEC has selected U.S. centrifuge technology and has begun working on the demonstration and deployment of a new enrichment facility based on this technology. Advanced technology development costs amounted to $12.6 million in fiscal 2002 and were charged to expense as incurred. USEC expects to spend approximately $150 million over the next five years in preparation for construction of a 1 million SWU centrifuge plant under milestones set out in the DOE-USEC Agreement. A significant amount of these development costs are expected to be expensed until 2006 when commercial plant costs would begin to be capitalized. In fiscal 2003, USEC expects to more than double spending on advanced technology, which includes a significant increase in project staffing. A commercial centrifuge plant is expected to cost approximately $1 to $1.5 billion.

      U.S. centrifuge technology, which was developed from 1960 through the mid-1980s by DOE, is a proven, workable technology. Work on this technology was terminated by DOE because of falling demand and budgetary constraints. During this period DOE spent more than $3 billion on research and development and construction of centrifuge facilities and operated full-scale centrifuge machines that achieved performance level superior to today’s best operational centrifuges. USEC is now embarking on a program to showcase state-of-the-art updates to this proven technology. Construction of a lead cascade containing up to 240 improved full-scale centrifuge machines will begin in 2004. As the first operating module of a new generation of centrifuge technology designed for a commercial size plant in the United States, the facility will be used during its operations starting in the latter part of 2005 and through 2006 to gather data to reduce cost, schedule and technology performance uncertainties prior to initiating construction of a commercial plant in 2007. Centrifuge machines enrich uranium by spinning uranium hexafluoride at very high speeds, separating the lighter U235 from the heavier U238. The amount of separation performed by a centrifuge is dependent on the height or length and spinning speed of the centrifuge rotors.

      On September 19, 2002, USEC announced that it had finalized a $121 million Cooperative Research and Development Agreement (“CRADA”) with UT-Battelle LLC, the management and operating contractor for DOE’s Oak Ridge National Laboratory (“ORNL”). The CRADA, approved by DOE, extends through June 2007 and will be funded entirely by USEC. The CRADA enables expanded cooperation with DOE to support the deployment of what USEC expects to be the most efficient uranium enrichment technology in the world. In 2005, USEC will be operating a commercial-sized module of up to 240 next generation U.S. centrifuge uranium enrichment machines that will lead to the start of commercial plant operations in this decade. USEC employees and technical personnel from ORNL will work to deploy USEC’s “lead cascade” test facility which will showcase improvements to DOE’s proven centrifuge technology. Upon successful operation of the test facility, USEC will be in a position to initiate deployment of a commercial plant.

      USEC has secured exclusive worldwide rights to the commercial use of the SILEX laser-based technology for enriching uranium hexafluoride, which USEC is developing in partnership with Silex Systems Limited in Australia. SILEX or Separation of Isotopes by Laser Excitation uses lasers that are tuned to excite only the U235 isotopes and not the U238 isotopes, enabling separation through a gas dynamic effect. If successfully deployed, SILEX would reduce the cost of enriching uranium primarily because it would use less electric power compared with gaseous diffusion and would have lower capital costs compared with gas centrifuge. USEC continues to develop SILEX at a pace consistent with its stage of development.

Nuclear Regulatory Commission – Regulation

      The gaseous diffusion plants are certified and regulated by the NRC. The NRC issued Certificates of Compliance to USEC for the operation of the plants in November 1996 and began regulatory oversight in March 1997. The term of the NRC certification of the plants has been renewed for a five-year period ending December 2003.

      As part of the certification process, the NRC found the plants to be generally in compliance with its regulations. However, exceptions were noted in certain compliance plans which set forth binding commitments for actions and schedules to achieve full compliance (the “Compliance Plan”). At June 30, 2002, Compliance Plan actions for the Paducah plant had been completed and actions for the Portsmouth plant were substantially completed. The Paducah plant is located near the New Madrid fault line. The Compliance Plan required seismic upgrading of two main process buildings at the Paducah plant to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. USEC completed the seismic modifications in July 2000.

      In March 2001, following completion of the assay upgrade project, the Paducah plant was certified by the NRC to produce enriched uranium up to an assay of 5.5% U235. In April 2001, the Paducah plant produced enriched uranium at nearly 5% assay, the highest level needed to meet customer requirements.

      In response to the heightened security concerns following the events of September 11, NRC issued orders to USEC in June 2002 requiring additional security measures at the plants. USEC expects to incur costs of $12.7 million, including $6.5 million in capital costs, in fiscal 2003 for the additional security measures.

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

      USEC utilizes the collective expertise and broad radiological safety, regulatory, and nuclear operations experience of the members of its Plant Performance Review Committee to assess plant safety and operational performance against industry best practices. Committee membership includes senior plant management and independent industry consultants. The committee is chaired by one of its independent members.

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

      The gaseous diffusion plants were operated by agencies of the U.S. Government for approximately 40 years prior to July 28, 1998. As a result of such operation, there is contamination and other potential environmental liabilities associated with the plants. The Paducah plant has been designated as a Superfund site, and both plants are undergoing investigations under the Resource Conservation and Recovery Act. Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants. The USEC Privatization Act and the lease for the plants provide that DOE remains responsible for decontamination and decommissioning of the plants.

      Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for information on operating costs and capital expenditures relating to environmental matters.

Occupational Safety and Health

      USEC’s operations are subject to regulations of the Occupational Safety and Health Administration governing worker health and safety. USEC maintains a comprehensive worker safety program that establishes high standards for worker safety and monitors key performance indicators in the workplace environment. At the time the plants were leased from DOE, a number of non-compliances were identified. USEC has either corrected or taken compensatory actions with respect to the identified non-compliances.

Certain Arrangements Involving the U.S. Government

      USEC is a party to a significant number of agreements, arrangements and other activities with the U.S. Government that are important to USEC’s business, including:

•	the lease for the gaseous diffusion plants;

•	the Executive Agent agreement under which USEC purchases the SWU component of LEU under the Russian Contract;

•	the DOE-USEC Agreement that addresses issues relating to domestic uranium enrichment industry and advanced technology;

•	agreements under which DOE takes certain quantities of depleted uranium generated by USEC;

•	cold standby, uranium deposit removal and other contract services provided for DOE;

•	an agreement with DOE for the transfer and the downblending of highly enriched uranium; and

•	electric power purchase agreements with TVA and DOE.

Competition and Foreign Trade

      The highly competitive global uranium enrichment industry has four major producers of LEU:

•	USEC;

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by private German utilities;

•	Eurodif, a multinational consortium controlled by Cogema S.A., a company principally owned by the French government; and

•	Tenex, a Russian entity that markets nuclear fuel for Russia’s government-owned enrichment facilities.

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

      While there are only a few primary suppliers, USEC estimates that operating capacity of the suppliers is close to world demand, however, there is an additional supply of LEU available for commercial use from the dismantlement of nuclear weapons in the former Soviet Union and the United States. Imports of Russian LEU and other uranium products are subject to certain trade restrictions in the United States and other markets.

      Urenco, Tenex, and producers in Japan and China use centrifuge technology to produce LEU, a more advanced technology than the gaseous diffusion process used by USEC. Urenco has an ongoing expansion program under which it has been increasing its capacity. Urenco has reported that it increased the capacity of its facilities to 5.3 million SWU at the end of calendar 2001, an increase of 10% over calendar year 2000. Eurodif uses the gaseous diffusion process. Eurodif and Japan Nuclear Fuels Limited have announced that they are exploring new enrichment technologies.

      Louisiana Energy Services, a consortium of Urenco, three large U.S. nuclear utilities and other nuclear fuel companies, has announced plans to construct an enrichment plant in the United States based on Urenco’s centrifuge technology. The consortium is in the preliminary stages of obtaining an NRC license and selecting a site with a target production of 3 million SWU beginning in the second half of the decade.

      All of USEC’s current competitors are owned or controlled, in whole or in part, by foreign governments and may make business decisions influenced by political and economic policy considerations rather than exclusively commercial profit-maximizing considerations. USEC believes that a significant portion of the East and West European markets may be closed to USEC because purchasers in certain areas may favor their local producers, due to government influence or other political considerations.

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

          Russian Suspension Agreement

      Imports of LEU produced in the Russian Federation are subject to restrictions imposed under a 1992 agreement suspending an antidumping investigation of imports of all forms of Russian uranium (the “Russian SA”) that was initiated by DOC at the request of the U.S. producers of natural uranium and uranium workers. With limited exceptions, the Russian SA prohibits nearly all imports of LEU from Russia other than LEU derived from highly enriched uranium imported under the Russian Contract.

      By its terms, the Russian SA can be terminated by either the Russian or U.S. governments upon 90 days advance notice. In such a case, however, the 1992 antidumping investigation suspended by the Russian SA, including the high preliminary duties calculated at that time on imports of Russian uranium products, would be renewed. Alternatively, the Russian Federation could invoke procedures under the Russian SA, which provide for termination of both the suspended antidumping investigation and the Russian SA if the DOC makes certain specified determinations under a formal process specified in DOC regulations. In that process, the views of interested domestic parties, including USEC, would have to be considered by the DOC prior to making such determinations. Even if the DOC, upon request by the Russian Federation, makes such determinations, the terms of the Russian SA indicate that the earliest that the Russian SA and the underlying investigation could be terminated under these procedures is March 31, 2004.

      In the course of a review conducted in calendar year 2000, the DOC and the ITC determined that if the Russian SA were terminated, dumping of Russian uranium products, including LEU, likely would resume, and likely would result in material injury to the U.S. industry, including USEC. Thus, absent the restrictions imposed by the Russian SA or duties imposed under an antidumping order against imports of uranium products from the Russian Federation, USEC would face substantially increased competition and market prices for SWU and LEU could be depressed, adversely impacting USEC’s profitability and sales.

      In June 2002, DOC determined that the Russian Federation had evolved from non-market economy status to a “market economy.” As a consequence, future antidumping proceedings involving imports from the Russian Federation will be based on costs and prices in the Russian Federation, rather than costs and prices as determined in a market economy country of similar economic development. USEC does not believe that this “market economy” decision will have any immediate impact on the Russian SA. How these changes would apply to any resumed antidumping investigation, or future antidumping or countervailing duty investigations, of LEU from the Russian Federation is uncertain.

     Investigation of Imports from France, Germany, the Netherlands and the United Kingdom

      In February 2002, DOC issued an order imposing antidumping and countervailing duties on imports of LEU from France, and countervailing duties on imports of LEU from Germany, the Netherlands and the United Kingdom. The orders require the posting of cash deposits of 32.1% on the value of LEU imports from France, and 2.23% on the value of LEU imports from Germany, the Netherlands and the United Kingdom. This order was the culmination of investigations by DOC and ITC into allegations filed by USEC (joined by the Paper, Allied-Industrial, Chemical & Energy Workers International Union) that LEU imported from these countries was being subsidized and, in the case of LEU imports from France, sold at unfair prices, and was materially injuring or threatening to materially injure USEC.

      The orders do not prevent the importation of European LEU, but help to offset the European enrichers’ subsidies and unfair pricing practices. Appeals of the DOC’s and ITC’s determinations in these investigations are now pending before the U.S. Court of International Trade, and, depending upon the impact (if any) of the Court’s decision on the scope or methodology of the investigations, may result in a future increase, decrease or elimination of the duties on some or all of these imports or the revocation of the antidumping and countervailing duty orders. Court-ordered remand proceedings before each agency, and/or subsequent appeals to the U.S. Court of Appeals for the Federal Circuit, are also possible. Additionally, the European Union may challenge some or all of the DOC or ITC determinations under dispute resolution procedures of the World Trade Organization. While it is not possible to predict the final outcome of these appeals or procedures, it is unlikely that any will be completed prior to June 2003. The final duties to be assessed against LEU imports covered by the orders will be determined in accordance with the outcome of these appeals and procedures and the annual administrative reviews to be conducted by DOC beginning in February 2003.

     Stockpile of LEU Located in Kazakhstan

      In August 1999, USEC asked DOC to clarify that a stockpile of LEU containing approximately 3 million SWU, which was produced in Russia but located in Kazakhstan at the time of the break-up of the Soviet Union, falls within the scope of the Russian SA (the “Origin Determination”). DOC has not yet ruled on the Origin Determination. If it rules that the stockpile is subject to the Russian SA, then imports of the stockpile material will be subject to the import limits under the Russian SA. If DOC rules that the stockpile is not subject to the Russian SA, then the material could be imported into the United States for sale to U.S. utilities free of any antidumping restrictions. USEC’s appeal of the ITC’s negative injury determination in a 1999 antidumping investigation of imports of uranium from Kazakhstan was rejected by the U.S. Court of International Trade in February 2001 and by the U.S. Court of Appeals for the Federal Circuit in April 2002. Unless USEC were to win the Origin Determination, the stockpile could be sold in the United States free of any antidumping restrictions. Depending on the quantity imported, such sales could depress market prices and adversely affect USEC’s profitability and sales.

Employees

      USEC had 2,913 employees at June 30, 2002, a net reduction of 187 (or 6%) from 3,100 at June 30, 2001. There were 2,759 employees at the plants (1,471 at the Paducah plant and 1,288 at the Portsmouth plant), 117 at headquarters in Bethesda, Maryland, and 37 at other locations. Approximately 65% of the employees at the plants were engaged in uranium enrichment and transfer and shipping operations, and the remaining 35% were involved in DOE-funded activities.

      The Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”) and the International Union, Security, Police, Fire Professionals of America (“SPFPA”) represent 50% of the employees at the plants.

•	The contract with PACE Local 5-550 covers 674 employees at the Paducah plant. In November 2001, a new contract with a term until January 31, 2003, was signed.

•	The contract with SPFPA Local 111 covers 42 employees at the Paducah plant. In August 2002, terms of a new contract with a term until March 2, 2007 were ratified by SPFPA.

•	The contract with PACE Local 5-689 covers 601 employees at the Portsmouth plant. In December 1999, the contract was extended to May 2, 2004.

•	The contract with SPFPA Local 66 covers 69 employees at the Portsmouth plant. In September 2002, terms of a new contract with a term until August 4, 2007 were ratified by SPFPA.

Item 3. Legal Proceedings

          Environmental Matter

      Beginning in 1998, USEC contracted with Starmet CMI (“Starmet”) to convert a portion of USEC’s depleted uranium into a form that could be used in certain beneficial applications or disposed of at existing commercial disposal facilities. In March 2002, Starmet filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The South Carolina Department of Health and Environmental Control (“SCDHEC”) denied Starmet’s application to renew its license and issued an order shutting down Starmet’s facility in Barnwell, South Carolina. Starmet has stated that it intends to appeal the order. The EPA has informed USEC that it has initiated cleanup activities at the Barnwell site. EPA has contacted USEC to obtain information and has indicated that, in the event Starmet does not initiate adequate clean up activities, it will name USEC in letters designed to identify potentially responsible parties to pay for and/or undertake cleanup actions at the site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended. Each potentially responsible party may face assertions of joint and several liability under CERCLA. USEC believes that it has defenses against any potential action seeking to require it to contribute to the cost of clean up at the site or to be involved in the clean up of the site, but whether any such claims will be asserted and the outcome of any such defenses cannot be predicted at this point in time.

      EPA has informed USEC that, on a very preliminary basis, it estimates that the total cost to clean up the Starmet site is approximately $17 million. Since this is a very preliminary estimate, it could change substantially. USEC believes that other parties, including agencies of the U.S. Government and major corporations, will be responsible for contributing to clean up costs or be required to take part in the clean up, but it is unclear how many other parties will be responsible and what share, if any, of the clean up costs would be allocated to USEC if it is held to be responsible. An allocation of costs to USEC in excess of amounts accrued under the contract with Starmet could have an adverse effect on USEC’s results of operations.

          Federal Securities Lawsuit

      On October 27, 2000, a federal securities lawsuit was filed against USEC. Additional lawsuits of a similar nature were filed and were consolidated. The complaint named as defendants USEC, two of USEC’s officers, and the seven underwriters involved in the initial public offering of common stock. The complaint generally alleged that certain statements in the registration statement and prospectus for the July 28, 1998 initial public offering were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties.

      In March 2002, the U.S. District Court for the District of Maryland dismissed the lawsuit. In April 2002, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit.

The appeal is now in the briefing phase. USEC continues to believe that the ultimate outcome of these proceedings will not have a material adverse effect on its financial position or results of operations.

          Property Taxes

      In June 2001, USEC received notices from the Ohio State Department of Taxation asserting deficiencies in personal property tax payments for the two calendar years 1999 through 2000. The total additional property taxes asserted amounted to $13.3 million plus interest and related principally to certain inventories USEC believes are exempt from personal property taxes in Ohio. In June 2002, USEC and the Ohio State Department of Taxation entered into a settlement agreement resolving issues relating to personal property taxes for the four calendar years 1999 through 2002.

          Other

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Executive Officers

      Executive officers at June 30, 2002, follow:

	Age at
Name	June 30, 2002	Position

William H. Timbers	52	President and Chief Executive Officer
Dennis R. Spurgeon	58	Executive Vice President and Chief Operating Officer
Sydney M. Ferguson	45	Senior Vice President
Robert J. Moore	45	Senior Vice President and General Counsel
Philip G. Sewell	56	Senior Vice President
Henry Z Shelton, Jr.	58	Senior Vice President and Chief Financial Officer
Dennis J. Blair	45	Vice President, Human Resources and Administration
J. Morris Brown	62	Vice President, Operations
Gary G. Ellsworth	54	Vice President, Government Relations
Timothy B. Hansen	38	Vice President, Deputy General Counsel and Secretary
Robert Van Namen	41	Vice President, Marketing and Sales
Michael T. Woo	49	Vice President, Strategic Development
Charles B. Yulish	65	Vice President, Corporate Communications

      Officers serve at the pleasure of the Board of Directors.

      William H. Timbers has been President and Chief Executive Officer since 1994.

      Dennis R. Spurgeon has been Executive Vice President and Chief Operating Officer since June 2001. Prior to joining USEC, Mr. Spurgeon was a principal owner and chief executive officer of Swift Group LLC, an international leader in shipbuilding for commercial and military markets.

      Sydney M. Ferguson has been Senior Vice President since April 2002. Prior to joining USEC, Ms. Ferguson was Managing Director of Qorvis Communications Inc., an international public affairs and communications firm.

      Robert J. Moore has been Senior Vice President and General Counsel since January 1999 and was Vice President and General Counsel since 1994. Mr. Moore resigned from his position at USEC in August 2002.

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

      Timothy B. Hansen has been Vice President, Deputy General Counsel and Secretary since August 2000, was Assistant General Counsel and Secretary since April 1999, and was Assistant General Counsel since May 1994. In August 2002, Mr. Hansen was named Senior Vice President, General Counsel and Secretary.

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

      Charles B. Yulish has been Vice President, Corporate Communications since 1995.

PART II

Item 5. Market for Common Stock and Related Shareholder Matters

      USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.” High and low sales prices and cash dividends paid per share follow:

			Cash
			Dividends
	High	Low	Paid

Fiscal Year Ended June 30, 2002
April to June 2002	$10.20	$6.35	$.1375
January to March 2002	7.60	5.35	.1375
October to December 2001	8.18	6.07	.1375
July to September 2001	8.65	6.20	.1375
Fiscal Year Ended June 30, 2001
April to June 2001	10.95	6.90	.1375
January to March 2001	8.75	4.25	.1375
October to December 2000	5.38	3.88	.1375
July to September 2000	4.69	4.00	.1375

      There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At June 30, 2002, there were 81,310,000 shares of common stock issued and outstanding and 29,000 beneficial holders of common stock. No preferred shares have been issued.

      USEC’s equity compensation plans are approved by security holders. Equity compensation information at June 30, 2002, follows (shares in thousands):

	Number of		Number of
	securities to be		securities remaining
	issued upon	Weighted-average	available for future
	exercise of	exercise price of	issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan:
Stock options	2,846	$6.40	3,675
Restricted stock or stock units, performance awards and other stock-based awards	–		1,256

	2,846		4,931
Employee Stock Purchase Plan	–		1,526

	2,846		6,457
Equity compensation plans not approved by security holders	–	–	–

Total	2,846		6,457

      A total of 20.6 million shares of common stock (or 21% of the shares issued) were repurchased by USEC between June 1999 and June 2001.

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

      In order to comply with certain statutory requirements and to meet certain conditions for maintaining NRC certification of the plants, USEC’s Certificate of Incorporation (the “Charter”) sets forth certain restrictions on foreign ownership of securities, including a provision prohibiting foreign persons (as defined in the Charter) from collectively having beneficial ownership of more than 10% of the voting securities. The Charter also contains certain enforcement mechanisms with respect to the foreign ownership restrictions, including suspension of voting rights, redemption of such shares and/or the refusal to recognize the transfer of shares on the record books of USEC.

Item 6. Selected Financial Data

      Selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Selected financial data as of and for each of the fiscal years in the five-year period ended June 30, 2002, have been derived from the Consolidated Financial Statements which have been audited by independent public accountants. Consolidated Financial Statements for fiscal 2002 were audited by PricewaterhouseCoopers LLP, and Consolidated Financial Statements for fiscal years 2001, 2000, 1999 and 1998 were audited by Arthur Andersen LLP.

	Fiscal Years Ended June 30,

	2002		2001		2000	1999		1998

	(millions, except per share data)
								Predecessor(1)

Statement of Income Data
Revenue:
Separative work units	$1,309.3		$1,057.3		$1,387.8	$1,475.0		$1,380.4
Uranium	116.9		86.6		101.6	53.6		40.8

Total revenue	1,426.2		1,143.9		1,489.4	1,528.6		1,421.2
Cost of sales	1,321.2		991.7		1,236.3	1,182.0		1,062.1
Uranium inventory valuation adjustment	–		–		19.5	–		–

Gross profit	105.0		152.2		233.6	346.6		359.1
Special charges (credit):
Consolidating plant operations	(6.7	) (2)	–		141.5 (2)	–		–
Suspension of development of AVLIS technology	–		–		(1.2)	34.7	(3)	–
Workforce reductions	–		–		–	–		32.8
Privatization costs	–		–		–	–		13.8
Advanced technology development costs	12.6		11.4		11.4	106.4		136.7
Selling, general and administrative	50.7		48.8		48.9	40.3		34.7

Operating income	48.4		92.0		33.0	165.2		141.1
Interest expense	36.3		35.2		38.1	32.5		–
Other (income) expense, net	(10.4)		(8.1)		(10.5)	(16.8)		(5.2)

Income before income taxes	22.5		64.9		5.4	149.5		146.3
Provision (credit) for income taxes	6.3		(13.5	) (4)	(3.5)	(2.9	) (4)	–

Net income	$16.2		$78.4		$8.9	$152.4		$146.3

Net income per share-basic and diluted	$.20		$.97		$.10	$1.52
Dividends per share	$.55		$.55		$.825	$.825
Average number of shares outstanding	81.1		80.7		90.7	99.9

	As of June 30,

	2002	2001	2000	1999	1998

	(millions)
					Predecessor(1)

Balance Sheet Data
Cash and cash equivalents	$279.2	$122.5	$73.0	$86.6	$1,177.8	(5)
Inventories:
Current assets:
Separative work units	708.1	918.3	596.0	648.8	687.0
Uranium(6)	154.0	178.6	209.8	160.1	184.5
Materials and supplies	21.8	19.0	19.3	22.8	24.8
Long-term assets	415.5	420.2	436.4	574.4	561.0

Inventories, net	$1,299.4	$1,536.1	$1,261.5	$1,406.1	$1,457.3

Total assets	$2,168.0	$2,207.5	$2,084.4	$2,360.2	$3,471.3
Short-term debt	–	50.0	50.0	–	–
Long-term debt	500.0	500.0	500.0	500.0	–
Other liabilities	263.2	307.6	281.1	195.0	503.3	(7)
Stockholders’ equity	949.3	972.8	947.3	1,135.4	2,420.5	(5)
Number of shares outstanding	81.3	80.6	82.5	99.2

(1)	Selected financial data for fiscal 1998 have been derived from the financial statements of United States Enrichment Corporation (“Predecessor”), a U.S. Government-owned corporation. In fiscal 1998, there was no short or long-term debt, interest expense, provision for income taxes, net income per share, or dividends per share for the Predecessor.

(2)	The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in fiscal 2002 represents a change in estimate of costs for consolidating plant operations.

The plan to consolidate plant operations and cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $141.5 million ($88.7 million or $.97 per share after tax) in fiscal 2000, including asset impairments of $62.8 million, severance benefits of $45.2 million, and lease turnover and other exit costs of $33.5 million.

(3)	The suspension of development of the AVLIS enrichment technology resulted in special charges of $34.7 million ($22.7 million or $.23 per share after tax) in fiscal 1999.

(4)	The provision for income taxes includes a special income tax credit of $37.3 million (or $.46 per share) in fiscal 2001 and $54.5 million (or $.54 per share) in fiscal 1999 for deferred income tax benefits that arose from the transition to taxable status. The special charge in fiscal 2001 represents a change in estimate resulting from a reassessment of certain deductions for which related income tax savings were not certain.

(5)	An exit dividend of $1,709.4 million was paid to the U.S. Government at the time of the initial public offering in July 1998.

(6)	Excludes uranium provided by and owed to customers.

(7)	Other liabilities include accrued liabilities for the disposition of depleted uranium. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC at the time of the initial public offering in July 1998 was transferred to DOE, and the accrued liability of $373.8 million for the disposition of depleted uranium was transferred to stockholders’ equity in fiscal 1999.

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

          Critical Accounting Policies

      The summary of significant accounting policies in note 2 of the notes to consolidated financial statements and the other notes to the consolidated financial statements provide a description of relevant information regarding USEC’s significant and critical accounting policies including, but not limited to:

•	revenue recognition, including deferred revenue and advances from customers,

•	inventories of uranium and SWU and inventory costing methods, classifications and valuations,

•	power costs and related contractual commitments,

•	assets and liabilities relating to the generation and future disposition of depleted uranium,

•	deferred income taxes and related valuation allowance, and

•	special charges and liabilities for consolidating plant operations.

      Revenue includes estimates and judgments relating to the recognition of deferred revenue and price adjustments under contracts with customers that involve pricing based on inflation rates and customers’ nuclear fuel requirements. SWU and uranium inventories include estimates and judgments for production quantities and replacement and remediation of any out-of-specification uranium by the U.S. Department of Energy (“DOE”). Production costs include estimates of future costs for the storage, transportation and disposition of depleted uranium. Income taxes include estimates and judgments for the tax bases of assets and liabilities and the future recoverability of deferred tax items. Judgments and estimates inherent in special charges for consolidating plant operations include the timing and amount of asset impairments, obligations to power suppliers for USEC’s pro rata share of decommissioning, demolition and shutdown activities and postretirement health and life benefit obligations, and future costs to complete plant lease turnover and other requirements. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

          Revenue

      Revenue is derived from sales of the SWU component of LEU, from sales of the SWU and uranium components of LEU, and from sales of uranium. Since orders for LEU to refuel customer reactors occur once every 12, 18 or 24 months and are large in amount, averaging $12.0 million per order, the percentage of revenue attributable to any customer or group of customers from a particular geographic region can vary significantly quarter-by-quarter or year-by-year. However, customer requirements and orders over the longer term are more predictable.

      Agreements with electric utilities are generally long-term requirements contracts under which customers are obligated to purchase a specified percentage of their requirements for the SWU component of LEU. USEC also sells uranium under requirements contracts. Customers, however, are not obligated to make purchases or payments if they do not have any requirements. Based on customers’ estimates of their requirements and certain other assumptions, including estimates of inflation rates, at June 30, 2002, USEC had long-term requirements contracts aggregating $4.5 billion through fiscal 2011 (including $2.7 billion through fiscal 2005), compared with $5.4 billion at June 30, 2001.

      In February 2002, the U.S. Department of Commerce (“DOC”) issued an order imposing antidumping and countervailing duties on imports of LEU from France, and countervailing duties on imports of LEU from Germany, the Netherlands and the United Kingdom. The orders require the posting of cash deposits of 32.1% on the value of LEU imports from France, and 2.23% on the value of LEU imports from Germany, the Netherlands and the United Kingdom. This order was the culmination of investigations by the DOC and the U.S. International Trade Commission (“ITC”) into allegations filed by USEC (joined by the Paper, Allied-Industrial, Chemical & Energy Workers International Union) that LEU imported from these countries was being subsidized and, in the case of LEU imports from France, sold at unfair prices, and was materially injuring or threatening to materially injure USEC.

      The orders do not prevent the importation of European LEU, but help to offset the European enrichers’ subsidies and unfair pricing practices. Appeals of the DOC’s and ITC’s determinations in these investigations are now pending before the U.S. Court of International Trade, and, depending upon the impact (if any) of the Court’s decision on the scope or methodology of the investigations, may result in a future increase, decrease or elimination of the duties on some or all of these imports or the revocation of the antidumping and countervailing duty orders. Court-ordered remand proceedings before each agency, and/or subsequent appeals to the U.S. Court of Appeals for the Federal Circuit, are also possible. Additionally, the European Union may challenge some or all of the DOC and ITC determinations under the dispute resolution procedures of the World Trade Organization. While it is not possible to predict the final outcome of these appeals or procedures, it is unlikely that any will be completed prior to June 2003. The final duties to be assessed against LEU imports covered by the orders will be determined in accordance with the outcome of these appeals and procedures and the annual administrative reviews to be conducted by DOC beginning in February 2003.

      Because of the European competitors’ aggressive and unfair pricing, USEC lost a substantial volume of long-term sales when bidding against Urenco and Eurodif. USEC’s backlog of contract commitments is declining and is more heavily weighted with newer contracts with shorter terms and lower prices. USEC estimates its market share of the SWU component of LEU purchased by and shipped to utilities in North America was 65% in fiscal 2002, compared with 47% in fiscal 2001 and 73% in fiscal 2000. In the world market, USEC estimates its market share was 34% in fiscal 2002, compared with 29% in fiscal 2001 and 35% in fiscal 2000. The timing and movement of customer orders also contributes to changes in market share.

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

      USEC’s financial performance over time can be significantly affected by changes in prices for SWU. A trend toward lower average SWU prices billed to customers will continue as older contracts with higher prices expire and the sales backlog becomes more heavily weighted with contracts negotiated in recent years with flexible quantities and lower prices. Some contracts contain flexibilities that allow customers to purchase additional quantities at lower prices. USEC expects a decline of 2% in the average price billed to customers in fiscal 2003, compared with fiscal 2002.

      Published base-year prices for SWU under new long-term contracts increased 3% to $105 per SWU at June 30, 2002, following an increase of 23% in fiscal 2001. Uranium prices increased 3% to $32 per kilogram of uranium hexafluoride at June 30, 2002, following an increase of 11% in fiscal 2001. Since a substantial portion of USEC’s sales are under long-term contracts, the positive impact of higher market prices will be realized in future periods and will help offset lower-priced contracts signed in recent years. Developments that contributed to improvements in market prices for SWU include:

•	determinations by DOC that imports by European competitors have been subsidized by their foreign governments, and, in the case of imports from France, sold at dumped prices, and by ITC that LEU imported from these countries had materially injured USEC;

•	the cessation of uranium enrichment operations at the Portsmouth plant, helping to bring market supply and demand more closely in balance;

•	improved performance of nuclear power plants; and

•	substantial reductions in inventories being sold by secondary suppliers.

      Future market prices will be impacted by the long-term results of the U.S. Government’s international trade actions, fundamental supply and demand shifts, the availability of secondary supplies, and actions of European competitors. Increased competition among uranium enrichment suppliers for new sales commitments could cause prices to trend lower.

      In addition, revenue could be negatively impacted by actions of the Nuclear Regulatory Commission (“NRC”) suspending operations at domestic reactors. Business decisions by utilities that take into account economic factors, such as the price and availability of alternate fossil fuels, consolidation within the electric power industry, the need for generating capacity and the cost of maintenance, could result in suspended operations or early shutdowns of some reactors.

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

          Cost of Sales

      Cost of sales is based on the amount of SWU and uranium sold during the period. Cost of sales is determined by a combination of inventory levels and costs, production costs, and purchase costs under the Russian Contract. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method coupled with USEC’s significant inventories of SWU and uranium, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over future periods.

      In recent years, cost of sales per unit has trended upward. This trend is expected to stabilize in the near term and will improve as the favorable impact of purchases from Russia under the new market-based contract amendment, workforce reductions and plant consolidation initiatives, and lower costs for depleted uranium disposition over time lower inventory costs and improve cost of sales.

          Purchase Costs

      USEC is the Executive Agent of the U.S. Government under a government-to-government agreement (“Russian Contract”) to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. USEC contracts for purchases under the Russian Contract on a calendar year basis.

      In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining 12 years of the Russian Contract. An amendment to the Russian Contract that creates a market-based mechanism to determine prices beginning in calendar year 2003 and continuing through 2013. In consideration for this stable and economic structure for the future, USEC agreed to extend the calendar year 2001 price of $90.42 per SWU through calendar year 2002 (i.e., the last two quarters of USEC’s fiscal year 2002, and the first two quarters of USEC’s fiscal year 2003). Beginning in calendar year 2003, prices under the Russian Contract will be determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index will be used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that, after the end of calendar year 2007, USEC and Tenex may agree on appropriate adjustments, if necessary, to ensure that Tenex receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract.

      Under the amended contract, USEC agreed to continue to purchase 5.5 million SWU each calendar year from Tenex from 2002 through 2012 and such amount in calendar year 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. USEC also agreed to purchase over two or more years after 2002 a total of 1.6 million SWU that USEC had ordered in 1999 but Tenex had not been able to deliver. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. A significant delay in purchasing, shipping or receiving LEU from Russia would have an adverse effect on USEC’s results of operations.

      Under the terms of a 1997 memorandum of agreement between USEC and the U.S. Government, USEC can be terminated, or resign, as the U.S. Executive Agent, or one or more additional executive agents may be named. In either event, any new executive agent could represent a significant new competitor that could adversely affect USEC’s profitability and sales.

          Production Costs

      The Paducah plant requires substantial amounts of electric power to enrich uranium. USEC purchases a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with Tennessee Valley Authority (“TVA”). Prices for electric power under the TVA contract are fixed until May 2006. In addition, USEC purchases a portion of the electric power from Electric Energy, Inc. (“EEI”) under a power purchase agreement between DOE and EEI. DOE transferred the benefits of the EEI power purchase agreement to USEC. Costs for electric power purchased from EEI are based on actual costs incurred by EEI. In addition, USEC purchases electric power in the spot market.

      Market prices for electric power vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather. USEC substantially reduces LEU production and the related power load in the summer months when the cost of electric power is high. The electric power load at the Paducah plant is increased after the summer months as production equipment is returned to service.

      USEC accrues estimated costs for the future disposition of depleted uranium generated as a result of its operations. The long-term liability for depleted uranium is dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. USEC stores depleted uranium at the plants and continues to evaluate various alternatives for its disposition. Under the DOE-USEC Agreement, DOE will take title to depleted uranium generated by USEC at the Paducah plant during fiscal years 2002 and 2003 and half of the depleted uranium generated in fiscal years 2004 and 2005, up to a maximum of 23.3 metric tons.

          Replacing Any Out-of-Specification Natural Uranium Inventory

      USEC has previously reported that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the uranium out of specification for commercial use. The total amount of uranium inventory that may be impacted is approximately 9,500 metric tons with a cost of $237.5 million at June 30, 2002.

      Under the DOE-USEC Agreement, DOE has agreed to replace any natural uranium that is determined to be out-of-specification. Replacement or remediation of any out-of-specification natural uranium inventory will be accomplished as follows:

•	USEC cleaning up a portion of the uranium with USEC being compensated by DOE for the clean up costs as described below,

•	DOE replacing a portion of the uranium and

•	DOE endeavoring to engage third parties to determine whether any remaining out-of-specification uranium can be replaced, remedied or exchanged.

      USEC has agreed to operate facilities at the Portsmouth plant at its own expense (other than site infrastructure expenses which will be paid by DOE) for 15 months in order to remove contaminants from a portion of the out-of-specification uranium. USEC estimates the cost to operate these facilities will be $21 million for the period July 2002 to September 2003. To compensate USEC for these clean-up costs, DOE will take title to all depleted uranium generated by USEC at the Paducah plant during fiscal years 2002 and 2003, and half of the depleted uranium generated in fiscal years 2004 and 2005, up to a maximum of 23.3 million kilograms of uranium contained in depleted uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. USEC will release the United States from liability with respect to any out-of-specification uranium that is processed or replaced, and in any event will release the United States for liability with respect to at least 2,800 metric tons of natural uranium.

      With respect to remaining out-of-specification natural uranium, the liability for which has not been released by USEC, DOE will attempt to engage third parties to determine whether the remaining uranium can be replaced, remedied or exchanged. If arrangements for replacement or clean up of this uranium are not in place by March 31, 2003, then DOE must, at its option, exchange, replace, clean up or reimburse USEC for 3,293 metric tons of uranium less the amount actually processed at the Portsmouth plant or accepted by USEC by March 31, 2003.

      DOE’s obligations to replace or remediate all out-of-specification natural uranium continue until all such uranium is replaced or remediated. DOE’s obligations with respect to the out-of-specification uranium survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least 1 million SWU per year at the Paducah plant or at a new enrichment facility. DOE’s obligations to replace or remediate out-of-specification natural uranium are subject to availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties intend to pursue any such legislative authority, there can be no assurance that Congress will appropriate such funds and pass requisite legislation.

      USEC is in the early stages of operating facilities at the Portsmouth plant to remove contaminants from a portion of the out-of-specification uranium and can provide no assurances that it will be able to remove contaminants from at least 2,800 metric tons of natural uranium by September 2003. In the event that USEC is not able to remove contaminants from at least 2,800 metric tons prior to its obligation to release the United States from liability with respect to such uranium, an impairment in the valuation of uranium inventory could result. In addition, an impairment in the valuation of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification uranium for which DOE has assumed responsibility. Depending on the amount of uranium, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

Results of Operations

      The following table sets forth certain items as a percentage of revenue:

	Fiscal Years Ended
	June 30,

	2002	2001	2000

Revenue:
Domestic	67%	49%	62%
Asia	29	46	32
Europe and other	4	5	6

Total revenue	100%	100%	100%
Cost of sales	93	87	83
Uranium inventory valuation adjustment	–	–	1

Gross profit	7	13	16
Special charges (credit) for consolidating plant operations	–	–	10
Advanced technology development costs	1	1	1
Selling, general and administrative	3	4	3

Operating income	3	8	2
Interest expense	2	3	2
Other (income) expense, net	–	(1)	(1)

Income before income taxes	1	6	1
Provision (credit) for income taxes	–	(1)	–

Net income	1%	7%	1%

Results of Operations – Fiscal Years Ended June 30, 2002 and 2001

     Revenue

      Revenue from sales of the SWU component of LEU amounted to $1,309.3 million in fiscal 2002, an increase of $252.0 million (or 24%) from $1,057.3 million in fiscal 2001. The substantial increase was due mainly to the timing and movement of customer nuclear reactor refueling orders, partly offset by a decline of 3% in average prices billed to customers. The volume of SWU sold increased 27%, and the number of customer refueling orders and the average order size were higher. USEC expects revenue from sales of SWU in fiscal 2003 to be about the same as in fiscal 2002.

      Revenue from sales of uranium was $116.9 million in fiscal 2002, an increase of $30.3 million (or 35%) from $86.6 million in fiscal 2001. The volume of uranium sold increased 27% in fiscal 2002, and the average price improved 7%. USEC expects revenue from sales of uranium in fiscal 2003 to be about the same as in fiscal 2002.

      Revenue from domestic customers increased $394.8 million (or 71%), revenue from customers in Asia declined $122.1 million (or 23%), and revenue from customers in Europe and other areas increased $9.6 million (or 17%), compared with fiscal 2001. The significant increase in the domestic market reflects the timing and the movement of customer orders, partly offset by a decline in average prices billed to customers. The reduction in the Asian market reflects the timing and movement of customer orders and, in fiscal 2001, revenue had benefited from a large initial core order for a new reactor.

     Cost of Sales

      Cost of sales amounted to $1,321.2 million in fiscal 2002, an increase of $329.5 million (or 33%) from $991.7 million in fiscal 2001. As a percentage of revenue, cost of sales amounted to 93%, compared with 87% in fiscal 2001. The increase in cost of sales reflects the 27% increases in the volumes of both SWU and uranium sold, lower purchases of the SWU component of LEU under the Russian Contract, and continuing high unit production costs. Purchases under the Russian Contract were 16% lower in fiscal 2002, compared with fiscal 2001, as a result of the delay in the approval by the United States Government of the contract amendment with new market-based pricing terms beginning January 2003. Although unit production costs were high due to lower production levels, production costs stabilized as workforce reductions and plant consolidation initiatives implemented in previous periods began to take effect. In addition, production costs benefited from lower costs for depleted uranium disposition resulting from the DOE-USEC Agreement. Cost of sales in fiscal 2001 had benefited from the monetization of excess power at the Portsmouth plant in the summer of 2000. USEC ceased uranium enrichment operations at the Portsmouth plant in May 2001.

      Purchases of the SWU component of LEU from the Russian Federation represented 50% of the combined produced and purchased supply mix for USEC in fiscal 2002, compared with 52% in fiscal 2001 and 41% in fiscal 2000. USEC expects purchases under the Russian Contract will approximate 50% of the supply mix in fiscal 2003.

      Electric power costs amounted to $301.6 million (representing 58% of production costs) in fiscal 2002, a reduction of $29.8 million (or 9%) from $331.4 million (representing 52% of production costs) in fiscal 2001. The reduction in power costs reflects lower production following the ceasing of uranium enrichment operations at the Portsmouth plant at the end of fiscal 2001. USEC purchases a significant portion of electric power for the Paducah plant from TVA. USEC substantially reduces production and the related power load at the Paducah plant in the summer months when the cost of power is generally high. USEC secured additional megawatts of power at favorable prices for the summer of 2002 and expects to increase production to levels substantially above last summer. The additional power will help USEC levelize production and better manage inventory levels.

      Costs for labor and benefits were lower as the average number of employees at the plants declined 13% in fiscal 2002, compared with fiscal 2001. Labor costs in the fiscal 2001 period include costs for a retention bonus program for employees at the Portsmouth plant.

     Gross Profit

      Gross profit amounted to $105.0 million in fiscal 2002, a reduction of $47.2 million (or 31%) from $152.2 million in fiscal 2001. Gross margin was 7%, compared with 13% in fiscal 2001. Despite significantly higher revenue, margins continued to decline due to lower purchases under the Russian Contract, high unit production costs, and the 3% decline in average SWU prices billed to customers.

     Special Charges (Credit) for Consolidating Plant Operations

      In fiscal 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating plant operations. The special credit includes a cost reduction of $19.3 million for workforce reductions, primarily reflecting recovery from DOE of DOE’s pro rata share of severance benefits, and a cost reduction of $3.8 million for other exit costs. In June 2001, DOE authorized funding to conduct cold standby services at the Portsmouth plant, and USEC is performing these services under a letter agreement until a definitive contract is concluded between the parties. As a result of DOE’s program, the number of workforce reductions at the Portsmouth plant announced in June 2000 were reduced. The cost reductions were partly offset by charges of $16.4 million for asset impairments relating to transfer and shipping facilities at the Portsmouth plant. In February 2002, USEC announced plans to consolidate the transfer and shipping operations in the summer of 2002 at the Paducah plant. This consolidation will result in workforce reductions at the Portsmouth plant, and the cost of the workforce reductions has been accrued.

     Selling, General and Administrative

      Selling, general and administrative expenses amounted to $50.7 million in fiscal 2002, an increase of $1.9 million (or 4%) from $48.8 million in fiscal 2001. Lower costs from workforce reductions at the headquarters’ office were offset by higher costs for outside legal counsel and other consultants providing services for (a) the Russian Contract amendment approved in June 2002, (b) the DOE-USEC

Agreement signed in June 2002, and (c) the international trade investigations concluded in USEC’s favor in February 2002.

     Operating Income

      Operating income amounted to $48.4 million in fiscal 2002, a reduction of $43.6 million (or 47%) from $92.0 million in fiscal 2001. The reduction reflects lower gross profit, partly offset by the special credit for consolidating plant operations.

     Interest Expense

      Interest expense amounted to $36.3 million in fiscal 2002, compared with $35.2 million in fiscal 2001. The increase reflects interest expense accrued on a deferred payment obligation under a power purchase agreement with TVA. There was no short-term debt outstanding in the fiscal 2002 period.

     Other Income (Expense), Net

      Other income includes interest income and income or expense, net, from contract services for DOE. Other income amounted to $10.4 million in fiscal 2002, compared with $8.1 million in fiscal 2001. USEC earned the net amount of $1.7 million in fiscal 2002 from contract services reimbursed by DOE, whereas fiscal 2001 results had included a net expense of $2.8 million.

     Provision for Income Taxes

      The provision for income taxes in fiscal 2002 reflects an effective income tax rate of 28%. The provision (credit) for income taxes in the fiscal 2001 period includes a special income tax credit of $37.3 million (or $.46 per share) resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status. USEC transitioned to taxable status in July 1998 at the time of the initial public offering of common stock. The change in estimate resulted from a reassessment of certain deductions for which related income tax savings were not certain. Excluding the special income tax credit, the effective income tax rate was 37% in fiscal 2001.

     Net Income

      Net income amounted to $16.2 million (or $.20 per share) in fiscal 2002 and $78.4 million (or $.97 per share) in fiscal 2001. Excluding special credits, net income was $12.0 million (or $.15 per share) in fiscal 2002, compared with $41.1 million (or $.51 per share) in fiscal 2001. The reduction primarily reflects lower gross profit. There was a special credit of $4.2 million (or $.05 per share) after tax in fiscal 2002 from a change in estimate of costs for consolidating plant operations and a special income tax credit of $37.3 million (or $.46 per share) in fiscal 2001.

     Fiscal 2003 Outlook

      Looking forward, the positive impact on earnings from the new pricing agreement with Russia will begin to be seen in the latter half of fiscal 2003 and continue through 2013. Contracts signed at today’s higher market prices will gradually affect average invoiced prices two to five years from signing. The long-term nature of USEC’s business and the average monthly inventory methodology creates a lag between these types of actions and the resulting financial benefits.

      USEC is providing earnings guidance for fiscal 2003 in a range between $9 and $12 million. The forecast reflects increased spending on advanced technology and narrow gross margins that will put pressure on earnings. USEC expects to spend $15 to $20 million more on advanced technology in fiscal 2003, compared with fiscal 2002, to begin to position USEC in the long term as the industry’s low-cost producer. Thus, earnings (after tax) in fiscal 2003 would be $10 to $13 million higher without this developmental spending. Separately, as a result of the DOE-USEC Agreement, accruals for depleted uranium disposition will be lower over the next several fiscal years, resulting in a positive impact of $13.7 million (after tax) to earnings in fiscal 2003.

      USEC expects the quarterly earnings pattern in fiscal 2003 to be similar to fiscal 2002: small quarterly losses or breakeven in the first three quarters and a strong fourth quarter. Earnings in fiscal 2003 will be driven by business performance and are dependent on the following key factors:

•	Meeting fiscal 2003 targets for revenue; over 90 percent of projected revenue is under contract.

•	Further reductions in production costs at the Paducah plant that depend on the timing and completion of cost reduction initiatives.

•	Meeting targets for other income that are primarily dependent on definitization of the cold standby contract at the Portsmouth plant, including fee negotiations and legislative approval of DOE funding levels.

      This earnings guidance assumes that production cost reductions, both previous and future, and a half-year benefit from purchasing Russian SWU at lower, market-based pricing under the Russian Contract will offset slightly lower SWU prices billed to customers. USEC will purchase Russian SWU under the new pricing contract for only three to four months in fiscal 2003, and therefore the full annual impact will not be seen until fiscal 2004.

      Over the period of fiscal years 2002 and 2003, USEC will experience an unusually large fluctuation in cash flow from operations, due to the timing of receipts and disbursements. In fiscal 2002, cash flow was significantly higher than originally projected due to the decision to liquidate $237.6 million in inventories and the delay in government approval of pricing terms under the Russian Contract, which had the effect of shifting Russian SWU purchases from fiscal 2002 to fiscal 2003. Consequently, fiscal 2003 cash flow will be correspondingly lower as USEC catches up on Russian SWU purchases in the July to December 2002 period. In addition, cash flow in fiscal 2003 will be impacted by customer payments for deliveries late in the fourth quarter of fiscal 2003 that will not be received until fiscal 2004, and incremental reductions in SWU inventories.

      As a result, free cash flow before dividends (cash flow from operations after capital expenditures and an insurance deposit) is projected to be in a range of negative $130 to $150 million in fiscal 2003. During the combined period of fiscal years 2002 and 2003, free cash flow, as defined, is anticipated to be positive in a range of $50 to $70 million. USEC anticipates a cash balance on June 30, 2003, of $80 to $100 million. USEC expects to return to robust positive free cash flow, as defined, in fiscal 2004.

Results of Operations – Fiscal Years Ended June 30, 2001 and 2000

     Revenue

      Revenue from sales of the SWU component of LEU amounted to $1,057.3 million in fiscal 2001, a reduction of $330.5 million (or 24%) from $1,387.8 million in fiscal 2000. The volume sold was 24% lower reflecting movement of customer orders and reductions in commitment levels following aggressive pricing by, and loss of sales to, European competitors. Revenue in fiscal 2001 benefited from a large order from a Japanese customer for initial core requirements of a new reactor, and, in fiscal 2000, revenue benefited from one-time sales to customers in Japan to replace their SWU stranded at the Tokaimura facility in Japan. The average SWU price billed to customers in fiscal 2001 was about the same as in fiscal 2000.

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

      Electric power costs amounted to $331.4 million (representing 52% of production costs) in fiscal 2001, compared with $329.8 million (representing 50% of production costs) in fiscal 2000. Power costs had been reduced by $44.0 million in fiscal 2000 from the monetization of excess power at the Portsmouth plant in the summer of 2000. Excluding the monetization of power in fiscal 2000, power costs declined $42.4 million or 11% in fiscal 2001 reflecting lower production. In September 2000, USEC began purchasing a significant portion of electric power for the Paducah plant at fixed rates from TVA under a 10-year power purchase agreement. In the summer months, USEC substantially reduced production and the related power load at the Paducah plant when the cost of market-based power was high.

      Costs for labor and benefits included in production costs declined 7% and the average number of employees at the plants declined 14%, compared with fiscal 2000. Labor costs in fiscal 2001 include costs for a retention bonus program for employees at the Portsmouth plant and a performance bonus program at the plants. Benefit costs include a higher net pension credit in fiscal 2001 from higher expected returns on plan assets and the amortization of actuarial gains.

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

     Special Charges for Consolidating Plant Operations

      In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to consolidate plant operations. The plans announced in June 2000 for workforce reductions and ceasing uranium enrichment operations at the Portsmouth plant resulted in special charges of $141.5 million in fiscal 2000 ($88.7 million or $.97 per share after tax), including asset impairments of $62.8 million, severance benefits of $45.2 million for workforce reductions, and lease turnover and other exit costs of $33.5 million.

     Selling, General and Administrative

      Selling, general and administrative expenses amounted to $48.8 million in fiscal 2001, about the same as in fiscal 2000.

     Operating Income

      Operating income amounted to $92.0 million in fiscal 2001 compared with $33.0 million in fiscal 2000. Special charges had reduced operating income in fiscal 2000.

     Interest Expense

      Interest expense amounted to $35.2 million in fiscal 2001, compared with $38.1 million in fiscal 2000. The reduction reflects lower average levels of short-term debt outstanding in fiscal 2001.

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

Liquidity and Capital Resources

     Liquidity and Cash Flows

      Cash and cash equivalents amounted to $279.2 million at June 30, 2002, compared with $122.5 million at June 30, 2001. The significant increase resulted from cash generated from operating activities. Lower purchases under the Russian Contract and lower production coupled with higher sales enabled USEC to make a permanent reduction in inventory levels and increase cash flow and cash balances.

      Net cash flow from operating activities amounted to $262.4 million in fiscal 2002, compared with $207.6 million in fiscal 2001. Cash flow in fiscal 2002 reflects the substantial reduction of $236.7 million in inventories, primarily the liquidation of SWU inventories, and an increase in trade payables under the Russian Contract, partly offset by a reduction in deferred revenue and advances from customers. Lower net income and cash payments for consolidating plant operations and income taxes reduced cash flow in fiscal 2002.

      Net cash flow from operating activities amounted to $207.6 million in fiscal 2001, compared with $262.8 million in fiscal 2000. Cash flow in fiscal 2001 benefited from a reduction of $247.3 million in trade receivables from the timing of customer orders and an increase of $78.2 million in deferred revenue and advances received from customers, reduced by a substantial buildup of $322.3 million in SWU inventories as part of the planned consolidation of uranium enrichment operations at the Paducah plant.

      Capital expenditures amounted to $42.4 million in fiscal 2002, compared with $53.1 million in fiscal 2001. Capital expenditures in fiscal 2002 included costs to upgrade transfer and shipping facilities at the Paducah plant and, in fiscal 2001, included costs to complete the upgrade of the Paducah plant’s capability to produce LEU up to an assay of 5.5%. Capital expenditures in the range of $25 to $30 million are expected in fiscal 2003.

      Compliance with NRC regulations requires that USEC provide financial assurances regarding the cost of the eventual disposition of depleted uranium generated during the production process. An insurance deposit of $21.4 million was paid in fiscal 2002 in connection with the issuance of a surety bond for the eventual disposition of depleted uranium.

      A total of 20.6 million shares of common stock (or 21% of the shares issued) were repurchased between June 1999 and June 2001. There were 2.8 million shares repurchased at a cost of $13.0 million in fiscal 2001 and 17.0 million shares repurchased at a cost of $124.6 million in fiscal 2000.

      Dividends paid to stockholders amounted to $44.6 million in fiscal 2002, about the same as in fiscal 2001.

     Capital Structure and Financial Resources

      In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

      In May 2002, Standard & Poor’s lowered its ratings of the senior notes and USEC’s corporate credit from BB+ to BB with negative outlook. Standard & Poor’s cited protracted delays obtaining modifications under the Russian Contract and the unresolved technetium issue with DOE regarding a substantial portion of USEC’s uranium inventory, both of which were resolved in June 2002. In June 2002, Standard & Poor’s changed the outlook from negative to stable, and, on September 3, 2002, Standard & Poor’s changed the outlook from stable back to negative. The latest rating from Moodys is Ba1 with negative outlook from an update in May 2002.

      At June 30, 2002, USEC had revolving credit commitments of $150.0 million under a bank credit facility scheduled to expire in July 2003, of which $138.3 million was available after reductions for outstanding letters of credit. There were no short-term borrowings at June 30, 2002 or 2001. The decline in retained earnings in fiscal 2002 has had an adverse effect on the minimum stockholders’ equity covenant under the bank credit facility. In view of the current forecast of net income and dividend payments in the three months ending September 30, 2002, and the related adverse effect on the minimum stockholder’s equity covenant, USEC expects that the existing bank credit facility will not be available after September 30, 2002. USEC has sufficient cash ($279.2 million at June 30, 2002) to meet its obligations and is in the process of replacing the facility. It is expected that a new credit facility will include additional terms and covenants and be secured with certain assets.

      At June 30, 2002, USEC was in compliance with financial covenants under the bank credit facility, including restrictions on the granting of liens or pledging of assets, maintenance of a minimum stockholders’ equity and maintenance of a maximum debt to total capitalization ratio, as well as other customary conditions and covenants. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facility includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

      The total debt-to-capitalization ratio was 34% at June 30, 2002, the same as at June 30, 2001.

      At June 30, 2002, USEC had contractual commitments to repay long-term debt and to make payments under power purchase commitments for the Paducah plant and purchase commitments for the SWU component of LEU ordered under the Russian Contract, as follows (in millions):

	Payments Due

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt	$–	$–	$350.0	$150.0	$500.0
Power purchase commitments	318.3	554.5	235.5	–	1,108.3
Commitments to purchase SWU component of LEU ordered under Russian Contract	320.8	–	–	–	320.8

	$639.1	$554.5	$585.5	$150.0	$1,929.1

      USEC expects that its cash and internally generated funds from operations will be sufficient to meet its obligations as they become due and to fund operating requirements of the plants, including purchases of the SWU component of LEU under the Russian Contract, capital expenditures, demonstration and deployment of centrifuge technology, interest expense, costs to consolidate operations, and quarterly dividends.

      A summary of working capital at June 30 follows (in millions):

	2002	2001

Cash and cash equivalents	$279.2	$122.5
Accounts receivable	185.1	175.8
Inventories, net	883.9	1,115.9
Accounts payable and other	(423.0)	(389.9)

Working capital	$925.2	$1,024.3

Environmental Matters

      In addition to costs for the future disposition of depleted uranium, USEC incurs operating costs and capital expenditures for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Operating costs were $16.0 million, $16.5 million, and $18.1 million, and capital expenditures were $.3 million, $.6 million and $2.4 million in fiscal years 2002, 2001 and 2000, respectively. In fiscal years 2003 and 2004, USEC expects operating costs and capital expenditures for environmental matters to remain at about the same levels as in fiscal 2002.

      Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to certain identified wastes generated by USEC and stored at the plants. DOE remains responsible for decontamination and decommissioning of the plants.

Changing Prices and Inflation

      The Paducah plant requires substantial amounts of electric power to enrich uranium. Information with respect to electric power prices and costs is included above.

      A majority of USEC’s long-term requirements contracts with customers generally provide for prices that are subject to adjustment for inflation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      At June 30, 2002, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

      USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at June 30, 2002, follow (in millions):

	Maturity Dates		June 30, 2002

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:
6.625% senior notes	$350.0		$350.0	$314.5
6.750% senior notes		$150.0	150.0	125.5

			$500.0	$440.0

Item 8. Consolidated Financial Statements and Supplementary Data

      The Consolidated Financial Statements begin at page 45.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 23, 2002, USEC terminated Arthur Andersen LLP (“Andersen”) as USEC’s independent accountants. This decision was made by the Board of Directors based upon a recommendation of its Audit, Finance and Corporate Responsibility Committee.

      Andersen’s reports on USEC’s consolidated financial statements for fiscal years 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

      During USEC’s two most recent fiscal years and through April 23, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused them to make reference thereto in their report on USEC’s consolidated financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

      USEC provided Andersen with a copy of the foregoing statements and requested that Andersen provide a letter addressed to the SEC stating whether it agreed with the statements. A copy of Andersen’s letter, dated April 23, 2002, stating its agreement with such statements, was filed as an exhibit to a current report on Form 8-K filed by USEC on April 24, 2002.

      USEC engaged PricewaterhouseCoopers LLP as its new independent accountants as of April 23, 2002. During USEC’s two most recent fiscal years and through April 23, 2002, USEC did not consult PricewaterhouseCoopers with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on USEC’s consolidated financial statements, or any other matters or reportable events described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Certain information regarding executive officers is included in Part I of this report. Additional information concerning directors and executive officers is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 6, 2002.

Item 11. Executive Compensation

      Information concerning management compensation is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 6, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 6, 2002.

Item 13. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 6, 2002.

Item 14. Controls and Procedures

      During fiscal 2002, there were no significant changes in USEC’s internal controls or in other factors that could significantly affect those controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) Consolidated Financial Statements

Consolidated Financial Statements are set forth under Item 8 of this Annual Report on Form 10-K.

          (2) Financial Statement Schedules

No financial statement schedules are required to be filed.

          (3) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
No.	Description

3.1	Certificate of Incorporation of USEC Inc. (1)
3.3	Amended and Restated Bylaws of USEC Inc., dated September 13, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.2	Indenture, dated January 15, 1999, between USEC Inc. and First Union National Bank, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Exhibit
No.	Description

4.3	Rights Agreement, dated April 24, 2001, between USEC Inc. and Fleet National Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights as Exhibit C, incorporated by reference to Registration Statement on Form 8-A filed April 24, 2001.
10.1	Lease Agreement between the United States Department of Energy and the United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew. (1)
10.4	Memorandum of Agreement, dated December 15, 1994, between the United States Department of Energy and United States Enrichment Corporation regarding the transfer of functions and activities, as amended. (1)
10.8	Modification No. 12, dated September 2, 1987 by and between Electric Energy, Inc., and the United States of America acting by and through the Secretary of the Department of Energy amending and restating the power agreement dated May 4, 1951, together with all previous modifications. (1)
10.9	Modification Nos. 13, 14 and 15 to power agreement between Electric Energy, Inc., and the United States of America acting by and through the Secretary of the Department of Energy, dated January 18, 1989, March 6, 1991 and October 1, 1992, respectively. (1)
10.11	Memorandum of Agreement between the United States Department of Energy and the United States Enrichment Corporation for electric power, entered into as of July 1, 1993. (1)
10.13	Contract between United States Enrichment Corporation, Portsmouth gaseous diffusion plant, and Paper Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO and its local no. 3-689, April 1, 1996 – May 2, 2000, as amended (1).
10.14	Contract between Lockheed Martin Utility Services, Inc., Paducah gaseous diffusion plant and International Union, United Plant Guard Workers of America and its amalgamated plant guards local no. 111, January 31, 1997 – March 1, 2002. (1)
10.15	Contract between Lockheed Martin Utility Services, Inc., Portsmouth gaseous diffusion plant and International Union, United Plant Guard Workers of America and its amalgamated local no. 66, August 3, 1997 – August 4, 2002. (1)
10.17	Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended. (1)
10.18	Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities. (1)
10.20	Memorandum of Agreement, dated April 20, 1998, between the United States Department of Energy and United States Enrichment Corporation for transfer of natural uranium and highly enriched uranium and for blending down of highly enriched uranium (1).
10.23	Revolving Loan Agreement, dated July 28, 1998, among Bank of America National Trust and Savings Association, First Union National Bank, Nationsbank, N.A., BancAmerica Robertson Stephens, and USEC Inc., incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
10.24	Amendment No. 1 to Revolving Loan Agreement among Bank of America National Trust and Savings Association, First Union National Bank, Nationsbank N.A., BancAmerica Robertson Stephens, and USEC Inc., dated October 8, 1998, incorporated by reference to Registration Statement on Form S-1, No. 333-67117, filed November 12, 1998, as amended December 18, 1998, and January 6, 1999.
10.25	Form of Director and Officer Indemnification Agreement. (1)

Exhibit
No.	Description

10.26	Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the United States Department of Energy, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons. (1)
10.27	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding disposal of depleted uranium. (1)
10.28	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding certain worker benefits. (1)
10.30	Employment agreement, dated April 28, 1999, between USEC Inc. and William H. Timbers, President and Chief Executive Officer, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.31	Letter Supplement to power agreement between Electric Energy, Inc. and the United States of America acting by and through the Secretary of the Department of Energy, dated December 22, 1998, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.33	Amendment No. 2 to Revolving Loan Agreement among Bank of America National Trust and Savings Association, First Union National Bank, Nationsbank N.A., BancAmerica Robertson Stephens, and USEC Inc., dated July 27, 1999, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.35	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999.
10.36	Amendment No. 12, dated March 4, 1999, to Contract between USEC Inc., Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.38	USEC Inc. Pension Restoration Plan, dated September 1, 1999, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.39	Form of Change in Control Agreement with executive officers, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.40	USEC Inc. 401(k) Restoration Plan, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.
10.45	Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2000. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).
10.51	USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999 and amended April 25, 2001, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10.53	Employment agreement between USEC Inc. and Dennis R. Spurgeon, Executive Vice President and Chief Operating Officer, dated June 4, 2001, as amended January 22, 2002, incorporated by reference to Quarterly Report on Form 10-Q for quarter ended March 31, 2002.
10.54	Agreement, dated June 17, 2002, between U.S. Department of Energy and USEC Inc., incorporated by reference to Report on Form 8-K filed June 21, 2002.

Exhibit
No.	Description

10.55	Promissory Note, dated February 1, 2002, between William H. Timbers, Jr. and USEC Inc.
10.56	Agreement between USEC Inc. and James R. Mellor, dated July 18, 2002.
10.57	Collective bargaining agreement between United States Enrichment Corporation, Paducah Plant, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-CIO (PACE) and its local 5-550, July 31, 2001 – January 31, 2003.
21.1	Subsidiaries of the Registrant, incorporated by reference to Registration Statement on Form S-1, No. 333-67117, filed November 12, 1998, as amended December 18, 1998, and January 6, 1999.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
23.2	Consent of Arthur Andersen LLP, independent public accountants.
99.4	Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934.
99.5	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1, No. 333-57955, filed June 29, 1998, or Amendment No. 1 to Registration Statement on Form S-1, filed July 20, 1998.

(b)	Reports on Form 8-K

      A current report on Form 8-K was filed by USEC on April 24, 2002, relating to termination of Arthur Andersen LLP as USEC’s independent accountants. Arthur Andersen’s reports on USEC’s consolidated financial statements for fiscal years 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. USEC engaged PricewaterhouseCoopers LLP as its new independent accountants as of April 23, 2002.

      A current report on Form 8-K was filed by USEC on June 21, 2002, reporting that the U.S. and Russian governments had approved implementation of new market-based pricing for the remaining 12 years of the Russian Contract and reporting the DOE-USEC Agreement under which DOE and USEC made long-term commitments directed at resolving a number of outstanding issues bearing on the stability and security of the domestic uranium enrichment industry.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 20, 2002	USEC Inc. /s/ William H. Timbers -------------------------------------------------------- William H. Timbers President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William H. Timbers William H. Timbers	President and Chief Executive Officer (Principal Executive Officer) and Director	September 20, 2002

/s/ Henry Z Shelton, Jr. Henry Z Shelton, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2002

/s/ James R. Mellor James R. Mellor	Chairman of the Board	September 20, 2002

/s/ Michael H. Armacost Michael H. Armacost	Director	September 20, 2002

/s/ Joyce F. Brown Joyce F. Brown	Director	September 20, 2002

/s/ John R. Hall John R. Hall	Director	September 20, 2002

/s/ Dan T. Moore, III Dan T. Moore, III	Director	September 20, 2002

/s/ W. Henson Moore W. Henson Moore	Director	September 20, 2002

/s/ Joseph F. Paquette, Jr. Joseph F. Paquette, Jr.	Director	September 20, 2002

/s/ James D. Woods James D. Woods	Director	September 20, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William H. Timbers, certify that:

1.	I have reviewed this annual report on Form 10-K of USEC Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 20, 2002	/s/ William H. Timbers William H. Timbers President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Henry Z Shelton, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of USEC Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 20, 2002	/s/ Henry Z Shelton, Jr. Henry Z Shelton, Jr. Senior Vice President and Chief Financial Officer

USEC Inc.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of USEC Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at June 30, 2002, and the results of their operations and cash flows for the fiscal year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

July 26, 2002

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

/s/ Arthur Andersen LLP

Vienna, Virginia

July 26, 2001

This report of independent public accountants was issued by Arthur Andersen LLP on July 26, 2001, and has not been reissued.

USEC Inc.

CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	June 30,	June 30,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$279.2	$122.5
Accounts receivable – trade	185.1	175.8
Inventories:
Separative work units	708.1	918.3
Uranium	154.0	178.6
Uranium provided by customers	5.8	21.6
Materials and supplies	21.8	19.0

Total Inventories	889.7	1,137.5
Other	26.7	15.6

Total Current Assets	1,380.7	1,451.4
Property, Plant and Equipment, net	191.5	189.8
Other Assets
Deferred income taxes	51.5	42.1
Prepayment and deposit for depleted uranium	46.0	27.1
Prepaid pension benefit costs	82.8	76.9
Inventories	415.5	420.2

Total Other Assets	595.8	566.3

Total Assets	$2,168.0	$2,207.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$192.8	$160.9
Payables under Russian Contract	156.4	100.3
Deferred revenue and advances from customers	74.9	91.0
Liabilities accrued for consolidating plant operations	25.6	53.3
Uranium owed to customers	5.8	21.6

Total Current Liabilities	455.5	427.1
Long-Term Debt	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	23.4	57.5
Depleted uranium disposition	58.0	66.2
Postretirement health and life benefit obligations	135.1	124.7
Other liabilities	46.7	59.2

Total Other Liabilities	263.2	307.6
Commitments and Contingencies (Notes 4, 8 and 10)
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	–	–
Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,320,000 shares issued	10.0	10.0
Excess of capital over par value	1,066.1	1,066.9
Retained earnings	10.6	39.0
Treasury stock, 19,010,000 shares and 19,754,000 shares	(136.8)	(142.2)
Deferred compensation	(.6)	(.9)

Total Stockholders’ Equity	949.3	972.8

Total Liabilities and Stockholders’ Equity	$2,168.0	$2,207.5

See notes to consolidated financial statements.

USEC Inc.

CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	Fiscal Years Ended June 30,

	2002	2001	2000

Revenue:
Separative work units	$1,309.3	$1,057.3	$1,387.8
Uranium	116.9	86.6	101.6

Total revenue	1,426.2	1,143.9	1,489.4
Cost of sales	1,321.2	991.7	1,236.3
Uranium inventory valuation adjustment	–	–	19.5

Gross profit	105.0	152.2	233.6
Special charges (credit):
Consolidating plant operations	(6.7)	–	141.5
Other	–	–	(1.2)
Advanced technology development costs	12.6	11.4	11.4
Selling, general and administrative	50.7	48.8	48.9

Operating income	48.4	92.0	33.0
Interest expense	36.3	35.2	38.1
Other (income) expense, net	(10.4)	(8.1)	(10.5)

Income before income taxes	22.5	64.9	5.4
Provision (credit) for income taxes	6.3	(13.5)	(3.5)

Net income	$16.2	$78.4	$8.9

Net income per share – basic and diluted	$.20	$.97	$.10
Dividends per share	$.55	$.55	$.825
Average number of shares outstanding	81.1	80.7	90.7

See notes to consolidated financial statements.

USEC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Fiscal Years Ended June 30,

	2002	2001	2000

Cash Flows From Operating Activities
Net income	$16.2	$78.4	$8.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.9	22.6	20.4
Depleted uranium disposition	(5.7)	25.9	26.1
Deferred revenue and advances from customers	(50.2)	78.2	51.1
Deferred income taxes	(9.4)	(31.4)	–
Special charges for consolidating plant operations	(11.3)	(22.6)	141.5
Suspension of development of AVLIS technology	–	–	(33.0)
Uranium inventory valuation adjustment	–	–	19.5
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(9.3)	247.3	(49.3)
Inventories – (increase) decrease	236.7	(274.0)	122.3
Payables under Russian Contract – increase	56.1	59.8	17.5
Accounts payable and other – net increase (decrease) (decrease)	15.4	23.4	(62.2)

Net Cash Provided by Operating Activities	262.4	207.6	262.8

Cash Flows Used in Investing Activities
Capital expenditures	(42.4)	(53.1)	(75.9)
Insurance deposit	(21.4)	–	–

Net Cash (Used in) Investing Activities	(63.8)	(53.1)	(75.9)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(44.6)	(44.3)	(75.9)
Repurchase of common stock	–	(13.0)	(124.6)
Repayment of short-term debt	–	(50.0)	–
Common stock issued	2.7	2.3	–

Net Cash (Used in) Financing Activities	(41.9)	(105.0)	(200.5)

Net Increase (Decrease)	156.7	49.5	(13.6)
Cash and Cash Equivalents at Beginning of Fiscal Year	122.5	73.0	86.6

Cash and Cash Equivalents at End of Fiscal Year	$279.2	$122.5	$73.0

Supplemental Cash Flow Information
Interest paid	$33.0	$34.4	$40.2
Income taxes paid	18.3	12.7	3.9

See notes to consolidated financial statements.

USEC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

	Common
	Stock,
	Par Value	Excess of				Total
	$.10 per	Capital over	Retained	Treasury	Deferred	Stockholders’
	Share	Par Value	Earnings	Stock	Compensation	Equity

Balance at June 30, 1999	$10.0	$1,072.0	$71.9	$(14.8)	$(3.7)	$1,135.4
Restricted and other stock issued, net of amortization	–	(1.3)	–	3.6	1.2	3.5
Repurchase of common stock	–	–	–	(124.6)	–	(124.6)
Dividends paid to stockholders	–	–	(75.9)	–	–	(75.9)
Net income	–	–	8.9	–	–	8.9

Balance at June 30, 2000	10.0	1,070.7	4.9	(135.8)	(2.5)	947.3
Restricted and other stock issued, net of amortization	–	(3.8)	–	6.6	1.6	4.4
Repurchase of common stock	–	–	–	(13.0)	–	(13.0)
Dividends paid to stockholders	–	–	(44.3)	–	–	(44.3)
Net income	–	–	78.4	–	–	78.4

Balance at June 30, 2001	10.0	1,066.9	39.0	(142.2)	(.9)	972.8
Restricted and other stock issued, net of amortization	–	(.8)	–	5.4	.3	4.9
Dividends paid to stockholders	–	–	(44.6)	–	–	(44.6)
Net income	–	–	16.2	–	–	16.2

Balance at June 30, 2002	$10.0	$1,066.1	$10.6	$(136.8)	$(.6)	$949.3

See notes to consolidated financial statements.

USEC Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

      USEC Inc., a Delaware corporation (“USEC”), is a global energy company and is the world leader in the supply of low enriched uranium (“LEU”) for use in nuclear power plants. USEC supplies LEU to electric utilities for use in about 160 nuclear reactors.

      Customers typically provide uranium to USEC as part of their enrichment contracts. Customers are billed for the separative work units (“SWU”) deemed to be contained in the LEU delivered to them. SWU is a standard unit of measurement which represents the effort required to separate specific quantities of uranium containing .711% of U235 into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. Revenue is derived from sales of the SWU component of LEU, from sales of the SWU and uranium components of LEU, and from sales of uranium.

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

      USEC leases the Paducah gaseous diffusion plant located in Paducah, Kentucky, and the Portsmouth gaseous diffusion plant located near Portsmouth, Ohio, from the Department of Energy (“DOE”). USEC purchases a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with Tennessee Valley Authority (“TVA”). Power is also purchased by USEC for the Paducah plant under a power purchase agreement between the DOE and Electric Energy, Inc. (“EEI”). In addition, USEC purchases electric power in the spot market.

      At the end of fiscal 2001, USEC ceased uranium enrichment operations at the Portsmouth plant and began providing cold standby and uranium deposit removal contract services for DOE. In fiscal 2001 and prior years, electric power for the Portsmouth plant was purchased by USEC under a power contract between DOE and Ohio Valley Electric Corporation (“OVEC”).

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

Cash and Cash Equivalents

      Cash and cash equivalents include temporary cash investments with original maturities of three months or less.

Inventories

      Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on long-term market prices quoted at the balance sheet date. SWU inventory costs are determined using the monthly moving average cost method and are based on production costs at the plants, purchase costs of the SWU component of LEU under the Russian Contract, and costs of the SWU component of LEU recovered from downblending highly enriched uranium in the process of being transferred from the U.S. Government. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization and maintenance and repairs. The cost of the SWU component of LEU purchased under the Russian Contract is recorded at acquisition cost plus related shipping costs.

      Costs for the SWU and uranium components of LEU recovered from downblending highly enriched uranium from the U.S. Government are based on costs transferred to USEC by DOE in fiscal 1998 plus costs incurred by USEC for downblending, transportation, safeguards and security.

Property, Plant and Equipment

      Construction work in progress is recorded at acquisition or construction cost and includes capitalized interest of $.7 million in fiscal 2002 and $1.3 million in fiscal 2001. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commences. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful lives which range from three to ten years or the expected plant lease period which for the Paducah plant is estimated to extend to 2010. USEC leases most, but not all, of the buildings and facilities at the Paducah and Portsmouth plants from DOE. At the end of the lease, ownership and responsibility for decontamination and decommissioning of property, plant and equipment that USEC leaves at the plants transfer to DOE. Maintenance and repair costs are charged to production costs as incurred.

      In February 2002, USEC announced plans to consolidate the transfer and shipping operations in the summer of 2002 at the Paducah plant, and a charge of $16.4 million for the impairment of transfer and shipping facilities at the Portsmouth plant was recorded as a reduction to the special credit included in income in fiscal 2002.

      A summary of changes in property, plant and equipment in fiscal years 2002 and 2001 follows (in millions):

						Impairment
		Capital	Transfers		Capital	at	Transfers
	June 30,	Expenditures	and	June 30,	Expenditures	Portsmouth	and	June 30,
	2000	(Depreciation)	Retirements	2001	(Depreciation)	Plant	Retirements	2002

Construction work in progress	$21.4	$47.3	$(44.5)	$24.2	$41.5	$(.4)	$(42.2)	$23.1
Leasehold improvements	87.3	4.4	27.1	118.8	–	(11.3)	27.4	134.9
Machinery and equipment	108.2	1.4	14.8	124.4	.9	(9.0)	10.6	126.9

	216.9	53.1	(2.6)	267.4	42.4	(20.7)	(4.2)	284.9
Accumulated depreciation and amortization	(57.6)	(22.6)	2.6	(77.6)	(23.9)	4.3	3.8	(93.4)

	$159.3	$30.5	$–	$189.8	$18.5	$(16.4)	$(.4)	$191.5

Revenue

      Revenue from sales of the SWU and the uranium components of LEU is recognized at the time LEU is shipped under the terms of contracts with domestic and foreign electric utility customers. Contracts with customers are primarily requirements contracts, under which customers are required to order LEU based on their annual reactor requirements. Depending on nuclear reactor refueling requirements, certain customers make advance payments to be applied against future orders. Advances from customers are reported as deferred revenue, and, as LEU is shipped, revenue is recognized. Deferred revenue and advances from customers included a deferred payment obligation of $27.8 million at June 30, 2002, and $40.8 million at June 30, 2001, resulting from the purchase of electric power from TVA. The obligation and related interest is being repaid in connection with the sale of SWU under a requirements contract with TVA.

      Under power-for-SWU barter contracts, USEC exchanges the SWU component of LEU for electric power. Revenue amounting to $21.7 million, $19.3 million and $20.4 million in fiscal years 2002, 2001 and 2000, respectively, was recognized at the time LEU was shipped with selling prices for the SWU component based on the fair market value of electric power received.

      Revenue from one domestic customer, Exelon Corporation, represented more than 10%, but less than 15%, of revenue in fiscal 2002; no customer exceeded 10% in fiscal years 2001 or 2000. Revenue attributed to domestic and international customers follows:

	Fiscal Years Ended June 30,

	2002	2001	2000

Domestic	67%	49%	62%
Asia	29	46	32
Europe and other	4	5	6

	100%	100%	100%

Financial Instruments

      The balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

Concentrations of Credit Risk

      Credit risk could result from the possibility of a customer failing to perform according to the terms of a contract. Extension of credit is based on an evaluation of each customer’s financial condition. USEC regularly monitors credit risk exposure and takes steps to mitigate the likelihood of such exposure resulting in a loss. Based on experience and outlook, an allowance for bad debts has not been established for trade receivables from utility customers.

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

Advanced Technology Development Costs

      Advanced technology development costs for the demonstration of centrifuge technology and the evaluation of a potential new advanced enrichment technology called SILEX are charged to expense as incurred.

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

New Accounting Standards

      Under Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations,” obligations relating to the retirement of tangible long-lived assets and the associated asset retirement costs would be recorded on the balance sheet and measured at fair value using an expected present-value technique and a credit-adjusted risk-free interest rate. FAS 143 becomes effective and is required to be adopted by USEC at the beginning of fiscal 2003. USEC has not completed its assessment or evaluation of FAS 143 and has not yet determined whether or to what extent the new accounting standards will affect the consolidated financial statements.

      Under Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” there are new accounting standards for long-lived assets to be held and used, to be disposed of by sale, or to be disposed of by other than sale. FAS 144 becomes effective and is required to be adopted by USEC at the beginning of fiscal 2003. USEC expects that adoption of the new accounting standards will not have a material effect on its financial position or results of operations.

      Under Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” new accounting standards are adopted for the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. FAS 146 would become effective for exit or disposal activities initiated after December 31, 2002. USEC has not completed its assessment or evaluation of FAS 146 and has not yet determined whether or to what extent the new accounting standards will affect the consolidated financial statements.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and costs and expenses during the periods presented. Revenue includes estimates and judgments relating to the recognition of deferred revenue and price adjustments under contracts with customers that involve pricing based on inflation rates and customers’ nuclear fuel requirements. SWU and uranium inventories include estimates and judgments for production quantities and replacement and remediation by DOE of out-of-specification uranium. Production costs include estimates of future costs for the storage, transportation and disposition of depleted uranium. Income taxes include estimates and judgments for the tax bases of assets and liabilities at privatization and the future recoverability of deferred tax items. Judgments and estimates inherent in special charges for consolidating plant operations include the timing and amount of asset impairments, obligations to power suppliers for USEC’s pro rata share of decommissioning, demolition and shutdown activities and postretirement health and life benefit obligations, and future costs to complete plant lease turnover and other requirements. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

Reclassifications

      Certain amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

3. INVENTORIES

      Inventories and related balance sheet accounts at June 30 follow (in millions):

	2002	2001

Current assets:
Separative work units	$708.1	$918.3
Uranium	154.0	178.6
Uranium provided by customers	5.8	21.6
Materials and supplies	21.8	19.0

	889.7	1,137.5
Long-term assets:
Uranium	237.5	230.6
Highly enriched uranium transferred from Department of Energy	178.0	189.6

	415.5	420.2
Current liabilities:
Uranium owed to customers	(5.8)	(21.6)

Inventories, excluding uranium provided by and owed to customers	$1,299.4	$1,536.1

      Generally, title to uranium provided by customers remains with the customer until delivery of LEU. USEC holds uranium with estimated fair values of $801.5 million at June 30, 2002, and $817.7 million at June 30, 2001, for which title is held by customers and others and for which no assets or liabilities are recorded on the balance sheet. However, uranium provided by customers for which title does pass to USEC prior to delivery of LEU is recorded on the balance sheet at estimated fair values of $5.8 million at June 30, 2002, and $21.6 million at June 30, 2001, with corresponding liabilities in the same amounts representing uranium owed to customers.

      Inventories included in current assets represent amounts required to meet working capital needs, preproduce LEU and balance uranium and electric power requirements. Inventories reported as long-term assets include uranium not expected to be used or sold within one year of the balance sheet date and costs for highly enriched uranium from the U.S. Government, which is in the process of being blended down to LEU. USEC incurs costs for downblending the highly enriched uranium to LEU, as well as transportation, safeguards and security costs.

      Since uranium inventories are valued at the lower of cost or market, a non-cash uranium inventory valuation adjustment of $19.5 million was charged against income in fiscal 2000. Spot market prices of uranium were quoted at $23.62 per kilogram of uranium hexafluoride at June 30, 2000, a decline of 22% compared with June 30, 1999.

Replacing Any Out-of-Specification Natural Uranium Inventory

      USEC has previously reported that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the uranium out of specification for commercial use. The total amount of uranium inventory that may be impacted is approximately 9,500 metric tons with a cost of $237.5 million at June 30, 2002.

      Under the DOE-USEC Agreement, DOE has agreed to replace any natural uranium that is determined to be out-of-specification. Replacement or remediation of any out-of-specification natural uranium inventory will be accomplished as follows:

•	USEC cleaning up a portion of the uranium with USEC being compensated by DOE for the clean up costs as described below,

•	DOE replacing a portion of the uranium and

•	DOE endeavoring to engage third parties to determine whether any remaining out-of-specification uranium can be replaced, remedied or exchanged.

      USEC has agreed to operate facilities at the Portsmouth plant at its own expense (other than site infrastructure expenses which will be paid by DOE) for 15 months in order to remove contaminants from a portion of the out-of-specification uranium. USEC estimates the cost to operate these facilities will be $21 million for the period July 2002 to September 2003. To compensate USEC for these clean-up costs, DOE will take title to all depleted uranium generated by USEC at the Paducah plant during fiscal years 2002 and 2003, and half of the depleted uranium generated in fiscal years 2004 and 2005, up to a maximum of 23.3 million kilograms of uranium contained in depleted uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. USEC will release the United States from liability with respect to any out-of-specification uranium that is processed or replaced, and in any event will release the United States for liability with respect to at least 2,800 metric tons of natural uranium.

      With respect to remaining out-of-specification natural uranium, the liability for which has not been released by USEC, DOE will attempt to engage third parties to determine whether the remaining uranium can be replaced, remedied or exchanged. If arrangements for replacement or clean up of this uranium are not in place by March 31, 2003, then DOE must, at its option, exchange, replace, clean up or reimburse USEC for 3,293 metric tons of uranium less the amount actually processed at the Portsmouth plant or accepted by USEC by March 31, 2003.

      DOE’s obligations to replace or remediate all out-of-specification natural uranium continue until all such uranium is replaced or remediated. DOE’s obligations with respect to the out-of-specification uranium survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least 1 million SWU per year at the Paducah plant or at a new enrichment facility. DOE’s obligations to replace or remediate out-of-specification natural uranium are subject to availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties intend to pursue any such legislative authority, there can be no assurance that Congress will appropriate such funds and pass requisite legislation.

      USEC is in the early stages of operating facilities at the Portsmouth plant to remove contaminants from a portion of the out-of-specification uranium and can provide no assurances that it will be able to remove contaminants from at least 2,800 metric tons of natural uranium by September 2003. In the event that USEC is not able to remove contaminants from at least 2,800 metric tons prior to its obligation to release the United States from liability with respect to such uranium, an impairment in the valuation of uranium inventory could result. In addition, an impairment in the valuation of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification uranium for which DOE has assumed responsibility. Depending on the amount of uranium, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

4. PURCHASE OF SEPARATIVE WORK UNITS UNDER RUSSIAN CONTRACT

      In January 1994, USEC on behalf of the U.S. Government signed the 20-year Russian Contract with OAO Techsnabexport (“Tenex”, or “the Russian Executive Agent”), the Executive Agent for the Ministry of Atomic Energy of the Russian Federation, which is the Executive Agent for the Russian Federation, under which USEC purchases the SWU component of LEU derived from up to 500 metric tons of highly enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union. Highly enriched uranium is blended down in Russia and delivered to USEC, F.O.B. St. Petersburg, Russia, for sale and use in commercial nuclear reactors.

      In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining 12 years of the Russian Contract. An amendment to the Russian Contract creates a market-based mechanism to determine prices beginning in calendar year 2003 and continuing through 2013. In consideration for this stable and economic structure for the future, USEC agreed to extend the calendar year 2001 price of $90.42 per SWU through calendar year 2002 (i.e., the last two quarters of USEC’s fiscal year 2002, and the first two quarters of USEC’s fiscal year 2003). Beginning in calendar year 2003, prices will be determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index will be used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that after the end of calendar year 2007 USEC and Tenex will agree on appropriate adjustments, if necessary, to ensure that Tenex receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract.

      Under the amended contract, USEC agreed to continue to purchase 5.5 million SWU each calendar year from Tenex from 2002 through 2012 and such amount in calendar year 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. USEC also agreed to purchase over two or more years after 2002 a total of 1.6 million SWU that USEC had ordered in 1999 but Tenex had not been able to deliver. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. USEC has committed to purchase the SWU component of LEU ordered under the Russian Contract at a cost of $320.8 million in the six months ending December 31, 2002. The cost of the SWU component of LEU purchased under the Russian Contract, including related shipping charges, in fiscal years 2002, 2001 and 2000 follow (in millions):

Amount

Fiscal Years Ended June 30,
2002	$510.5
2001	591.5
2000	417.8

$1,519.8

5. INCOME TAXES

      The provision (credit) for income taxes follows (in millions):

	Fiscal Years Ended June 30,

	2002	2001	2000

Current:
Federal	$14.1	$16.4	$(2.1)
State and local	1.6	1.5	.8

	15.7	17.9	(1.3)

Deferred:
Federal	(8.5)	5.4	(2.1)
State and local	(.9)	.5	(.1)

	(9.4)	5.9	(2.2)

Special deferred tax credit from transition to taxable status:
Federal	–	(34.3)	–
State and local	–	(3.0)	–

	–	(37.3)	–

	$6.3	$(13.5)	$(3.5)

      The provision (credit) for income taxes in fiscal 2001 includes a special income tax credit of $37.3 million resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status. USEC transitioned to taxable status in July 1998 at the time of the initial public offering. The change in estimate in fiscal 2001 resulted from a reassessment of certain deductions for which related income tax savings were not certain.

      Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities resulted in deferred tax assets and liabilities at June 30, as follows (in millions):

	2002	2001

Deferred tax assets:
Plant lease turnover and other exit costs	$44.7	$34.2
Employee benefits costs	18.7	16.3
Tax intangibles	12.0	13.1
Deferred costs for depleted uranium	27.0	26.7
Other	3.6	5.8

	106.0	96.1
Valuation allowance	(45.2)	(45.2)

Deferred tax assets, net of valuation allowance	60.8	50.9

Deferred tax liabilities:
Property, plant and equipment	5.6	–
Inventory costs	3.7	8.8

Deferred tax liabilities	9.3	8.8

	$51.5	$42.1

      USEC became subject to federal, state and local income taxes at the time of the initial public offering in July 1998. The valuation allowance of $45.2 million at June 30, 2002 and 2001, relates to the future recoverability of various deferred tax items and valuations resulting from the privatization.

      The provision for income taxes in fiscal 2002 reflects an effective income tax rate of 28%. Excluding the special tax credit of $37.3 million in fiscal 2001, the provision for income taxes amounted to $23.8 million and reflects an effective tax rate of 37%. A reconciliation of income taxes calculated based on the statutory federal income tax rate of 35% and the provision (credit) for income taxes reflected in the consolidated statements of income follows (in millions):

	Fiscal Years Ended June 30,

	2002	2001	2000

Federal income taxes based on statutory rate	$7.9	$22.7	$1.9
State income taxes, net of federal benefit	.6	3.4	.2
Export tax incentives	(2.0)	(3.6)	(3.9)
Research and experimentation tax credit	–	–	(1.7)
Other	(.2)	1.3	–

	6.3	23.8	(3.5)
Special deferred tax credit from transition to taxable status	–	(37.3)	–

	$6.3	$(13.5)	$(3.5)

6. DEBT

      Debt at June 30, follows (in millions):

	2002	2001

Long-term debt:
6.625% senior notes, due January 20, 2006	$350.0	$350.0
6.750% senior notes, due January 20, 2009	150.0	150.0

	$500.0	$500.0

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

      At June 30, 2002, USEC had revolving credit commitments of $150.0 million under a bank credit facility scheduled to expire in July 2003, of which $138.3 million was available after reductions for outstanding letters of credit. There were no short-term borrowings at June 30, 2002 or 2001.

      At June 30, 2002, USEC was in compliance with financial covenants under the bank credit facility, including restrictions on the granting of liens or pledging of assets, maintenance of a minimum stockholders’ equity and maintenance of a maximum debt to total capitalization ratio, as well as other customary conditions and covenants. The failure to satisfy any of the covenants would constitute an event of default. The bank credit facility includes other customary events of default, including without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy and change of control.

      At June 30, 2002, the fair value of debt calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $440.0 million, compared with the balance sheet carrying amount of $500.0 million.

7. SPECIAL CHARGES FOR CONSOLIDATING PLANT OPERATIONS

      A summary of special charges (credit) in fiscal years 2002, 2001 and 2000 and changes in the related balance sheet accounts at June 30, follow (in millions):

	Balance	Special	Paid	Balance	Paid	Balance	Special	Paid	Balance
	June 30,	Charge	and	June 30,	and	June 30,	Charge	and	June 30,
	1999	(Credit)	Utilized	2000	Utilized	2001	(Credit)	Utilized	2002

Workforce reductions	$6.9	–	$(6.9)	–	–	–	–	–	–
Suspension of development of AVLIS technology	34.2	$(1.2)	(33.0)	–	–	–	–	–	–
Consolidate plant operations:
Workforce reductions	–	45.2	–	$45.2	$(15.2)	$30.0	$(19.3)	$(1.5)	$9.2
Lease turnover and other exit costs	–	33.5	(2.8)	30.7	(7.4)	23.3	(3.8)	(3.1)	16.4
Impairment of property, plant and equipment	–	62.8	(62.8)	–	–	–	16.4	(16.4)	–

	–	141.5	(65.6)	75.9	(22.6)	53.3	(6.7)	(21.0)	25.6

	$41.1	$140.3	$(105.5)	$75.9	$(22.6)	$53.3	$(6.7)	$(21.0)	$25.6

      In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to consolidate plant operations. The plans announced in June 2000 for workforce reductions and ceasing uranium enrichment operations at the Portsmouth plant resulted in special charges of $141.5 million in fiscal 2000 ($88.7 million or $.97 per share after tax), including asset impairments of $62.8 million, severance benefits of $45.2 million for workforce reductions, and lease turnover and other exit costs of $33.5 million.

      In fiscal 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating plant operations. The special credit includes a cost reduction of $19.3 million for workforce reductions, primarily reflecting recovery from DOE of DOE’s pro rata share of severance benefits, and a cost reduction of $3.8 million for other exit costs. In June 2001, DOE authorized funding to conduct cold standby services at the Portsmouth plant, and USEC is performing these services under a letter agreement until a definitive contract is concluded between the parties. As a result of DOE’s program, the number of workforce reductions at the Portsmouth plant announced in June 2000 were reduced. The cost reductions were partly offset by charges of $16.4 million for asset impairments relating to transfer and shipping facilities at the Portsmouth plant. In February 2002, USEC announced plans to consolidate the transfer and shipping operations in the summer of 2002 at the Paducah plant. This consolidation will result in workforce reductions at the Portsmouth plant, the cost of which has been accrued.

      Amounts paid and utilized include cash payments, non-cash charges for asset impairments, and liabilities incurred for incremental pension and postretirement health benefits. Amounts paid and utilized aggregated $109.2 million in fiscal years 2002, 2001 and 2000, consisting of severance benefits of $16.7 million for workforce reductions involving 921 employees (net of $13.6 million recovered from DOE), $13.3 million for lease turnover and other exit costs, and $79.2 million for asset impairments applied against property, plant and equipment at the Portsmouth plant.

      The remaining liability accrued for consolidating plant operations amounts to $25.6 million at June 30, 2002, including $9.2 million for severance benefits relating to workforce reductions involving 539 employees and $16.4 million for lease turnover and other exit costs at the Portsmouth plant.

      In fiscal 2001 and prior years, USEC purchased electric power for the Portsmouth plant from DOE under a contract that USEC concluded with DOE in July 1993. DOE acquired the power that it sold to USEC from OVEC under a power purchase agreement that DOE concluded with OVEC in 1952. On September 29, 2000, at USEC’s request, DOE notified OVEC that it would terminate the power purchase agreement effective April 30, 2003, and that it would cease taking power after August 31, 2001. Upon termination of the agreement, DOE will be responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shut-down of the coal-burning power generating facilities owned and operated by OVEC. Under its July 1993 contract with DOE, USEC will, in turn, be responsible for a portion of DOE’s costs. USEC has accrued its estimate of its share of DOE’s costs. Final determinations of USEC’s costs will depend on (a) the total cost to DOE of the termination obligations as determined by independent actuaries and engineering consultants, and (b) resolution of differences between DOE and USEC over the portion of DOE’s costs that must be reimbursed by USEC. Accordingly, the amount ultimately due from USEC may differ from the amount it has accrued. Any determination of such costs at levels above the estimated amounts accrued by USEC would have an adverse effect on USEC’s results of operations.

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

Depleted Uranium

      USEC accrues estimated costs for the future disposition of depleted uranium based on estimates for transportation, conversion and disposal. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC through July 28, 1998, was transferred to DOE. USEC stores depleted uranium generated since July 28, 1998, at the plants and continues to evaluate various alternatives for its disposition. The accrued liability included in long-term liabilities amounted to $58.0 million at June 30, 2002, and $66.2 million at June 30, 2001.

      Under the DOE-USEC Agreement, DOE will take title to depleted uranium generated by USEC at the Paducah plant during fiscal years 2002 and 2003 and half of the depleted uranium generated in fiscal years 2004 and 2005, up to a maximum of 23.3 metric tons.

      In June 1998, USEC paid $50.0 million to DOE, and DOE assumed responsibility for disposal of a certain amount of depleted uranium to be generated by USEC. The prepayment for depleted uranium is reduced as depleted uranium is transferred to DOE over the term of the agreement. The unamortized balance included in prepayment and deposit for depleted uranium in long-term assets amounted to $24.6 million at June 30, 2002, and $27.1 million at June 30, 2001.

      Compliance with NRC regulations requires that USEC provide financial assurance regarding the cost of the eventual disposition of depleted uranium for which USEC retains disposal responsibility. USEC provides a surety bond issued by an insurance company to satisfy the NRC financial assurance requirements. An insurance deposit of $21.4 million was paid in fiscal 2002 in connection with the issuance of a surety bond for the eventual disposition of depleted uranium. The insurance deposit is included in prepayment and deposit for depleted uranium in long-term assets at June 30, 2002, and earns interest at a rate approximating the five-year U.S. Treasury rate.

Other Environmental Matters

      USEC’s operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the plants pursuant to permits, orders and agreements with DOE and various state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC’s operations amounted to $4.8 million at June 30, 2002, and $4.7 million at June 30, 2001.

Nuclear Indemnification

      DOE is required to indemnify USEC against claims for public liability arising out of or in connection with activities under the lease, including domestic transportation, resulting from a nuclear incident or precautionary evacuation. DOE’s obligations are capped at the $9.4 billion statutory limit set forth in the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States, as these terms are defined in the U.S. Atomic Energy Act of 1954, as amended. Although DOE’s authority to initiate new coverage under the Price-Anderson Act has expired, the indemnification against public liability provided in the USEC lease remains in effect.

9. OTHER INCOME

      The components of other (income) expense, net, follow (in millions):

	Fiscal Years Ended June 30,

	2002	2001	2000

Interest (income) expense	$(8.7)	$(10.9)	$(8.0)
Contract services for DOE (income) expense, net	(1.7)	2.8	.5
Sale of assets (gain) loss	–	–	(2.2)
Other	–	–	(.8)

	$(10.4)	$(8.1)	$(10.5)

      USEC provides contract services for DOE at the plants as a contractor and as a subcontractor. Contract services include environmental restoration, waste management, and, at the Portsmouth plant, cold standby and uranium deposit removal. DOE and DOE contractors reimburse USEC for contract services based on actual costs incurred. Reimbursements amounted to $102.6 million, $35.3 million, and $34.2 million in fiscal years 2002, 2001, and 2000, respectively. Accounts receivable at June 30, 2002, includes accrued receivables of $7.2 million for actual costs incurred by USEC not yet billed. USEC expects to bill DOE in fiscal 2003 as soon as revised provisional overhead billing rates are approved by DOE.

10. COMMITMENTS AND CONTINGENCIES

Power Contracts and Commitments

      USEC purchases a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with TVA. USEC purchases a portion of the electric power for the Paducah plant pursuant to a power purchase agreement between DOE and EEI. TVA provides electric power at fixed contract prices with capacity varying monthly from 300 to 1,780 megawatts. Prices for electric power are fixed until May 2006. Subject to prior notice, TVA may interrupt power to the Paducah plant, except a minimum load of 300 megawatts can only be interrupted under limited circumstances. Under the agreement, amounts paid to TVA for power purchased in fiscal 2001 were reduced by a deferred payment obligation. At June 30, 2002, the deferred payment obligation amounted to $27.8 million, which was included in deferred revenue and advances from customers. USEC has secured the obligation, as long as it is outstanding, by transferring title to uranium inventories with an equivalent value to TVA. The obligation and related interest is scheduled to be satisfied in connection with the sale of the SWU component of LEU under a requirements contract with TVA in fiscal years 2003 and 2004.

      USEC is obligated, whether or not it takes delivery of power, to make minimum annual payments for the purchase of power estimated as follows (in millions):

Fiscal Years Ending June 30,
2003	$318.3
2004	276.2
2005	278.3
2006	235.5

$1,108.3

Legal Matters

Environmental Matter

      Beginning in 1998, USEC contracted with Starmet CMI (“Starmet”) to convert a portion of USEC’s depleted uranium into a form that could be used in certain beneficial applications or disposed of at existing commercial disposal facilities. In March 2002, Starmet filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The South Carolina Department of Health and Environmental Control (“SCDHEC”) denied Starmet’s application to renew its license and issued an order shutting down Starmet’s facility in Barnwell, South Carolina. Starmet has stated that it intends to appeal the order. The U.S. Environmental Protection Agency (“EPA”) has informed USEC that it has initiated cleanup activities at the Barnwell site. EPA has contacted USEC to obtain information and has indicated that, in the event Starmet does not initiate adequate clean up activities, it will name USEC in letters designed to identify potentially responsible parties to pay for and/or undertake cleanup actions at the site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended. Each potentially responsible party may face assertions of joint and several liability under CERCLA. USEC believes that it has defenses against any potential action seeking to require it to contribute to the cost of clean up at the site or to be involved in the clean up of the site, but whether any such claims will be asserted and the outcome of any such defenses cannot be predicted at this point in time.

      EPA has informed USEC that, on a very preliminary basis, it estimates that the total cost to clean up the Starmet site is approximately $17 million. Since this is a very preliminary estimate, it could change substantially. USEC believes that other parties, including agencies of the U.S. Government and major corporations, will be responsible for contributing to clean up costs or be required to take part in the clean up, but it is unclear how many other parties will be responsible and what share, if any, of the clean up costs would be allocated to USEC if it is held to be responsible. An allocation of costs to USEC in excess of amounts accrued under the contract with Starmet could have an adverse effect on USEC’s results of operations.

Federal Securities Lawsuit

      On October 27, 2000, a federal securities lawsuit was filed against USEC. Additional lawsuits of a similar nature were filed and were consolidated. The complaint named as defendants USEC, two of USEC’s officers, and the seven underwriters involved in the initial public offering of common stock. The complaint generally alleged that certain statements in the registration statement and prospectus for the July 28, 1998 initial public offering were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties.

      In March 2002, the U.S. District Court for the District of Maryland dismissed the lawsuit. In April 2002, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. The appeal is now in the briefing phase. USEC continues to believe that the ultimate outcome of these proceedings will not have a material adverse effect on its financial position or results of operations.

Property Taxes

      In June 2001, USEC received notices from the Ohio State Department of Taxation asserting deficiencies in personal property tax payments for the two calendar years 1999 and 2000. The total additional property taxes asserted amounted to $13.3 million plus interest and related principally to certain inventories USEC believes are exempt from personal property taxes in Ohio. In June 2002, USEC and the Ohio State Department of Taxation entered into a settlement agreement resolving issues relating to personal property taxes for the four calendar years 1999 through 2002.

Other

      USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its financial position or results of operations.

Lease Commitments

      Total costs incurred under the lease with DOE for the plants and leases for office space and equipment aggregated $6.5 million, $7.2 million and $7.1 million in fiscal years 2002, 2001 and 2000, respectively. Minimum lease payments are estimated at $5.6 million for each of the next five fiscal years.

      Except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease for the plants indefinitely and may terminate the lease in its entirety or with respect to one of the plants at any time upon two years’ notice. Upon termination of the lease, USEC is responsible for certain lease turnover activities, including documentation of the condition of the plants and termination of facility operations. Lease turnover costs are accrued and charged to production costs over the expected lease period which for the Paducah plant is estimated to extend to 2010. Lease turnover costs for the Portsmouth plant were accrued over the productive life of the plant and as part of a special charge in fiscal 2000. Accrued costs included in other liabilities amounted to $38.5 million at June 30, 2002 and $35.7 million at June 30, 2001.

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

      There are 7,200 employees and retirees covered by defined benefit pension plans providing retirement benefits based on compensation and years of service, and 3,500 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998.

      Changes in benefit obligations and plan assets in fiscal years 2002 and 2001 and the funded status of the plans at June 30 follow (in millions):

	Fiscal Years Ended June 30,

			Postretirement
	Defined Benefit		Health and
	Pension Plans		Life Benefit Plans

	2002	2001	2002	2001

Changes in Benefit Obligations
Obligations at beginning of fiscal year	$452.5	$414.2	$153.6	$128.9
Actuarial loss	17.4	22.6	3.5	7.2
Service cost	10.3	9.4	7.2	7.1
Interest cost	34.6	33.7	11.9	12.4
Benefits paid	(28.6)	(27.4)	(3.0)	(2.0)

Obligations at end of fiscal year	486.2	452.5	173.2	153.6

Changes in Plan Assets
Fair value of plan assets at beginning of fiscal year	574.4	624.0	42.0	38.0
Actual return on plan assets	(4.3)	(22.3)	(1.5)	4.5
USEC contributions	1.0	.1	6.2	1.5
Benefits paid	(28.6)	(27.4)	(3.0)	(2.0)

Fair value of plan assets at end of fiscal year	542.5	574.4	43.7	42.0

Funded (unfunded) status	56.3	121.9	(129.5)	(111.6)
Unrecognized prior service costs (benefit)	1.5	.8	(7.0)	(9.4)
Unrecognized net actuarial (gains) losses	25.0	(45.8)	1.4	(3.7)

Prepaid (accrued) benefit costs at June 30	$82.8	$76.9	$(135.1)	$(124.7)

      The expected cost of providing pension benefits is accrued over the years employees render service, and actuarial gains and losses are amortized over the employees’ average future service life. For postretirement health and life benefits, actuarial gains and losses and prior service costs or benefits are amortized over the employees’ average remaining years of service until the date of full benefit eligibility.

      The components of net benefit costs (income) and the assumptions used in the calculations of benefit obligations at June 30 follow (dollars in millions):

	Fiscal Years Ended June 30,

	Defined Benefit Pension			Postretirement Health and
	Plans			Life Benefits Plans

	2002	2001	2000	2002	2001	2000

Service cost	$10.3	$9.4	$11.5	$7.2	$7.1	$6.9
Interest cost	34.6	33.7	32.3	11.9	12.4	10.2
Expected return on plan assets	(50.5)	(55.0)	(48.6)	(3.6)	(3.4)	(3.2)
Amortization of prior service costs (credit)	.1	–	–	(2.4)	(2.4)	(2.1)
Amortization of actuarial (gains) losses	–	(7.3)	–	–	–	–

Net benefit costs (income)	$(5.5)	$(19.2)	$(4.8)	$13.1	$13.7	$11.8

Discount rate	7.25%	7.5%	8.0%	7.25%	7.5%	8.0%
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Compensation increases	4.5	4.5	4.5	4.5	4.5	4.5

      There was an actuarial gain, or reduction in the postretirement health benefit obligation, of $17.4 million in fiscal 2002 resulting from a reduction in the estimated number of employees expected to retire and utilize postretirement health benefits. The healthcare cost trend rate used to measure the benefit plan obligation at June 30, 2002 is 12% and is assumed to decline gradually to 5% over the next five years and then remain at that level, compared with rates of 7% and 5%, respectively, at June 30, 2001. The increases in the trend rates over the next four years resulted in an actuarial loss, or an increase in the benefit obligation, of $18.8 million in fiscal 2002. A one-percentage-point change in the assumed healthcare cost trend rate would change annual costs by $4.1 million and change the benefit obligation by $23.7 million.

Other Plans and Benefits

      USEC sponsors 401(k) and other defined contribution plans for employees. Employee contributions are matched at established rates. Amounts contributed are invested in securities and administered by independent trustees. USEC’s matching cash contributions amounted to $5.3 million, $5.6 million, and $5.9 million in fiscal years 2002, 2001, and 2000, respectively.

      USEC provides executive officers, through nonqualified plans, additional pension benefits in excess of qualified plan limits imposed by tax law. The excess pension benefits are unfunded. The actuarial present value of projected benefit obligations for excess pension benefits amounted to $12.4 million at June 30, 2002, and $6.7 million at June 30, 2001. Under a 401(k) restoration plan, executive officers contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. Costs for plans providing excess pension benefits, 401(k) restoration and other supplemental benefits for executive officers amounted to $2.3 million, $1.3 million, and $1.1 million in fiscal years 2002, 2001 and 2000, respectively.

12. STOCKHOLDERS’ EQUITY

Common Stock

      Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding

Balance at June 30, 1999	100,318	(1,142)	99,176
Repurchase of common stock	–	(16,972)	(16,972)
Common stock issued	2	272	274

Balance at June 30, 2000	100,320	(17,842)	82,478
Repurchase of common stock	–	(2,819)	(2,819)
Common stock issued	–	907	907

Balance at June 30, 2001	100,320	(19,754)	80,566
Common stock issued	–	744	744

Balance at June 30, 2002	100,320	(19,010)	81,310

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

Compensation Plans

      In February 1999, stockholders approved the USEC Inc. 1999 Equity Incentive Plan, under which 9.0 million shares of common stock were reserved for issuance over a 10-year period: 6,750,000 shares for nonqualified and incentive stock options and 2,250,000 shares for restricted stock or stock units, performance awards and other stock-based awards. There were 4,931,000 shares available for future awards under the Plan at June 30, 2002: 3,675,000 shares available for grants of stock options and 1,256,000 shares for other awards. A total of 4,980,000 shares were available at June 30, 2001.

      Grants of restricted stock, net of forfeitures, amounted to 289,000 shares, 273,000 shares and 110,000 shares and resulted in deferred compensation, based on the fair market value of common stock at the date of grant, of $2.3 million, $.3 million and $1.7 million in fiscal years 2002, 2001, and 2000, respectively. Sale of such shares is restricted prior to the date of vesting. Deferred compensation is amortized to expense on a straight-line basis over the vesting period.

      Restricted stock units were awarded in fiscal 2002; none were awarded in fiscal years 2001 or 2000. Compensation expense for restricted stock units is accrued over a three-year performance period.

      Amortization of restricted stock and costs accrued for restricted stock units resulted in compensation expense of $4.2 million, $2.1 million, and $2.9 million charged against income in fiscal years 2002, 2001, and 2000, respectively.

      Stock options are granted at an exercise price equal to the fair market value of USEC’s common stock at the date of grant. Options vest or become exercisable in equal annual installments over a three to five year period and expire 10 years from the date of grant. In fiscal 2002, certain officers and employees surrendered their rights to 1.2 million stock options that had been granted to them in fiscal 2000 at an exercise price of $11.88 per share. A summary of shares available for grants of stock options and stock options outstanding follows (shares in thousands):

		Outstanding Stock
		Options
	Shares
	Available for		Weighted-
	Grant of		Average
	Stock Options	Shares	Exercise Price

Balance at June 30, 1999	6,749	1	$13.74
Granted	(4,555)	4,555	8.47
Forfeited	377	(377)	10.81

Balance June 30, 2000	2,571	4,179	8.27
Granted	(108)	108	4.33
Exercised	–	(67)	4.69
Forfeited	972	(972)	9.69

Balance June 30, 2001	3,435	3,248	7.78
Granted	(1,138)	1,138	8.18
Exercised	–	(162)	5.06
Forfeited	1,378	(1,378)	11.36

Balance June 30, 2002	3,675	2,846	$6.40

      Options outstanding and options exercisable at June 30, 2002, follow (shares in thousands):

Exercise	Options	Remaining	Options
Price	Outstanding	Life in Years	Exercisable

$4.69	1,482	7.8	948
$7.90	300	9.1	–
$8.50	815	9.1	10
$4 to 14	249	7.6	206

	2,846	8.4	1,164

      In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over a 10-year period by participating employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. There were 320,000 shares, 514,000 shares, and 140,000 shares purchased by participating employees in fiscal years 2002, 2001 and 2000, respectively.

      Compensation expense for employee stock compensation plans is measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued for Employees.” Under the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), pro forma net income assumes compensation expense was recognized based on the fair value of stock options at the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period. Pro forma net income would have been $.01 per share, $.02 per share and $.01 per share lower than net income per share as reported in fiscal years 2002, 2001 and 2000, respectively. Pro forma net income, the weighted average fair value per share of stock options granted, and assumptions used for stock options outstanding follow (in millions, except per share):

	Fiscal Years Ended June 30,

	2002	2001	2000

Net income, as reported	$16.2	$78.4	$8.9
Per share	$.20	$.97	$.10
Pro forma net income	$15.1	$77.0	$8.0
Per share	$.19	$.95	$.09
Weighted average fair value per share of stock options granted	$2.05	$.96	$1.68

Assumptions:
Risk-free interest rate	4.4%	5.5%	6.5%
Expected dividend yield	8%	7-10%	9- 12%
Expected volatility	50%	50- 60%	37- 59%
Expected option life	6 years	6 years	6 years

13. QUARTERLY FINANCIAL DATA (Unaudited)

      The following table summarizes quarterly and annual results of operations (in millions, except per share data):

							Fiscal
	Sept. 30	Dec. 31	March 31		June 30		Year

Fiscal Year Ended June 30, 2002
Revenue	$300.5	$560.1	$249.4		$316.2		$1,426.2
Cost of sales	287.3	519.4	229.0		285.5		1,321.2

Gross profit	13.2	40.7	20.4		30.7		105.0
Special charge (credit) for consolidating plant operations	–	–	(6.7	) (1)	–		(6.7	) (1)
Advanced technology development costs	2.5	3.2	2.4		4.5		12.6
Selling, general and administrative	11.2	13.0	11.7		14.8		50.7

Operating income (loss)	(.5)	24.5	13.0		11.4		48.4
Interest expense	9.3	9.1	8.9		9.0		36.3
Other (income) expense, net	(2.4)	.4	(1.3)		(7.1	) (2)	(10.4)
Provision (credit) for income taxes	(2.7)	5.5	1.1		2.4		6.3

Net income (loss)	$(4.7)	$9.5	$4.3		$7.1		$16.2

Net income (loss) per share – basic and diluted	$(.06)	$.12	$.05		$.09		$.20
Average number of shares outstanding	80.8	81.0	80.9		81.3		81.1

Fiscal Year Ended June 30, 2001
Revenue	$226.8	$387.1	$243.1		$286.9		$1,143.9
Cost of sales	197.0	335.2	211.5		248.0		991.7

Gross profit	29.8	51.9	31.6		38.9		152.2
Advanced technology development costs	3.1	2.0	2.9		3.4		11.4
Selling, general and administrative	13.0	11.1	11.2		13.5		48.8

Operating income	13.7	38.8	17.5		22.0		92.0
Interest expense	8.6	8.8	8.6		9.2		35.2
Other (income) expense, net	(2.1)	(2.6)	(2.2)		(1.2)		(8.1)
Provision (credit) for income taxes	2.6	11.7	(34.3	) (3)	6.5		(13.5	) (3)

Net income	$4.6	20.9	$45.4		$7.5		$78.4

Net income per share – basic and diluted	$.06	$.26	$.56		$.09		$.97
Average number of shares outstanding	81.3	80.6	80.4		80.5		80.7

(1)	The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in fiscal 2002 represents a change in estimate of costs for consolidating plant operations.

(2)	Other income in the fourth quarter of fiscal 2002 includes accrued income resulting from a change in provisional billing rates for cold standby and other contract services provided to DOE at the Portsmouth, Ohio plant since July 2001.

(3)	The provision for income taxes in fiscal 2001 includes a special income tax credit of $37.3 million (or $.46 per share) resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status.

EXHIBIT INDEX

Exhibit Number	Description

10.55	Promissory Note, dated February 1, 2002, between William H. Timbers, Jr. and USEC Inc.
10.56	Agreement between USEC Inc. and James R. Mellor, dated July 18, 2002.
10.57	Collective bargaining agreement between United States Enrichment Corporation, Paducah Plant, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-CIO (PACE) and its local 5-550, July 31, 2001 — January 31, 2003.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
23.2	Consent of Arthur Andersen LLP, independent public accountants.
99.4	Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934.
99.5	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.