Form 10-K/A
period 2002-06-30
USEC INC
filed 2002-09-27
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Democracy Center
6903 Rockledge Drive, Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 564-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.10 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

EXPLANATORY NOTE

USEC Inc. hereby amends the electronic filing (EDGAR) version of its Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on September 20, 2002, to correct an error resulting from the EDGAR conversion process under the caption Short-Term Debt in Item 6, Selected Financial Data – Balance Sheet on page 23.

The electronic filing had reported short-term debt of $50 million at June 30, 2001; there was no short-term debt at June 30, 2001. The filing had reported no short-term debt at June 30, 1999; short-term debt was $50.0 million at June 30, 1999.

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

			(millions, except per share data)
								Predecessor (1)

Statement of Income Data
Revenue:
Separative work units	$1,309.3		$1,057.3		$1,387.8	$1,475.0		$1,380.4
Uranium	116.9		86.6		101.6	53.6		40.8

Total revenue	1,426.2		1,143.9		1,489.4	1,528.6		1,421.2
Cost of sales	1,321.2		991.7		1,236.3	1,182.0		1,062.1
Uranium inventory valuation adjustment	—		—		19.5	—		—

Gross profit	105.0		152.2		233.6	346.6		359.1
Special charges (credit):
Consolidating plant operations	(6.7	)(2)	—		141.5 (2)	—		—
Suspension of development of AVLIS technology	—		—		(1.2)	34.7	(3)	—
Workforce reductions	—		—		—	—		32.8
Privatization costs	—		—		—	—		13.8
Advanced technology development costs	12.6		11.4		11.4	106.4		136.7
Selling, general and administrative	50.7		48.8		48.9	40.3		34.7

Operating income	48.4		92.0		33.0	165.2		141.1
Interest expense	36.3		35.2		38.1	32.5		—
Other (income) expense, net	(10.4)		(8.1)		(10.5)	(16.8)		(5.2)

Income before income taxes	22.5		64.9		5.4	149.5		146.3
Provision (credit) for income taxes	6.3		(13.5	)(4)	(3.5)	(2.9	)(4)	—

Net income	$16.2		$78.4		$8.9	$152.4		$146.3

Net income per share-basic and diluted	$.20		$.97		$.10	$1.52
Dividends per share	$.55		$.55		$.825	$.825
Average number of shares outstanding	81.1		80.7		90.7	99.9

		As of June 30,

	2002	2001	2000	1999	1998

			(millions)
					Predecessor (1)

Balance Sheet Data
Cash and cash equivalents	$279.2	$122.5	$73.0	$86.6	$1,177.8	(5)
Inventories:
Current assets:
Separative work units	708.1	918.3	596.0	648.8	687.0
Uranium (6)	154.0	178.6	209.8	160.1	184.5
Materials and supplies	21.8	19.0	19.3	22.8	24.8
Long-term assets	415.5	420.2	436.4	574.4	561.0

Inventories, net	$1,299.4	$1,536.1	$1,261.5	$1,406.1	$1,457.3

Total assets	$2,168.0	$2,207.5	$2,084.4	$2,360.2	$3,471.3
Short-term debt	—	—	50.0	50.0	—
Long-term debt	500.0	500.0	500.0	500.0	—
Other liabilities	263.2	307.6	281.1	195.0	503.3	(7)
Stockholders’ equity	949.3	972.8	947.3	1,135.4	2,420.5	(5)
Number of shares outstanding	81.3	80.6	82.5	99.2

(1)	Selected financial data for fiscal 1998 have been derived from the financial statements of United States Enrichment Corporation (“Predecessor”), a U.S. Government-owned corporation. In fiscal 1998, there was no short or long-term debt, interest expense, provision for income taxes, net income per share, or dividends per share for the Predecessor.

(2)	The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in fiscal 2002 represents a change in estimate of costs for consolidating plant operations.

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

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USEC Inc.

September 26, 2002	/s/ Henry Z Shelton, Jr.
Henry Z Shelton, Jr.
Senior Vice President and
Chief Financial Officer