Form 10-Q
period 2002-09-30
USEC INC
filed 2002-10-31
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2002

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

     As of September 30, 2002, there were 81,659,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

USEC Inc.

Quarterly Report on Form 10-Q
for the Fiscal Quarter Ended September 30, 2002

TABLE OF CONTENTS

Page

PART I
Financial Information

Consolidated Condensed Financial Statements:
Consolidated Condensed Balance Sheets at September 30, 2002 (Unaudited) and June 30, 2002	3
Consolidated Condensed Statements of Income for the Three Months Ended September 30, 2002 and 2001 (Unaudited)	4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended September 30, 2002 and 2001 (Unaudited)	5
Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II

Other Information
Legal Proceedings	19
Controls and Procedures	20
Exhibits and Reports on Form 8-K	20
Signature	21
Certifications	22
Exhibit Index	24

     This Quarterly Report on Form 10-Q contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementing agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of advanced technology and facilities, satisfactory performance of the technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans, the refueling cycles of USEC’s customers, the outcome of litigation, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	September 30,	June 30,
	2002	2002

ASSETS
Current Assets
Cash and cash equivalents	$111.1	$279.2
Restricted cash	11.9	—
Accounts receivable – trade	250.1	185.1
Inventories	893.7	889.7
Other	35.5	26.7

Total Current Assets	1,302.3	1,380.7
Property, Plant and Equipment, net	187.4	191.5
Other Assets
Deferred income taxes	47.7	51.5
Prepayment and deposit for depleted uranium	46.1	46.0
Prepaid pension benefit costs	84.3	82.8
Inventories	402.2	415.5

Total Other Assets	580.3	595.8

Total Assets	$2,070.0	$2,168.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$162.6	$192.8
Payables under Russian Contract	127.7	156.4
Deferred revenue and advances from customers	43.7	74.9
Liabilities accrued for consolidating plant operations	24.2	25.6
Uranium owed to customers	5.8	5.8

Total Current Liabilities	364.0	455.5
Long-Term Debt	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	23.9	23.4
Depleted uranium disposition	57.9	58.0
Postretirement health and life benefit obligations	136.1	135.1
Other liabilities	47.4	46.7

Total Other Liabilities	265.3	263.2
Stockholders’ Equity	940.7	949.3

Total Liabilities and Stockholders’ Equity	$2,070.0	$2,168.0

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended
	September 30,

	2002	2001

Revenue:
Separative work units	$343.8	$294.5
Uranium	17.0	6.0

Total revenue	360.8	300.5
Cost of sales	336.2	287.3

Gross profit	24.6	13.2
Advanced technology development costs	6.0	2.5
Selling, general and administrative	11.7	11.2

Operating income (loss)	6.9	(.5)
Interest expense	9.3	9.3
Other (income) expense, net	(4.4)	(2.4)

Income (loss) before income taxes	2.0	(7.4)
Provision (credit) for income taxes	.8	(2.7)

Net income (loss)	$1.2	$(4.7)

Net income (loss) per share – basic and diluted	$.01	$(.06)
Dividends per share	$.1375	$.1375
Average number of shares outstanding	81.5	80.8

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	September 30,

	2002	2001

Cash Flows from Operating Activities
Net income (loss)	$1.2	$(4.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6.5	5.6
Deferred revenue and advances from customers	(30.7)	(14.3)
Deferred income taxes	3.8	(6.5)
Liabilities accrued for consolidating plant operations	(1.4)	(13.4)
Changes in operating assets and liabilities:
Accounts receivable – (increase)	(65.0)	(37.2)
Inventories – decrease	9.3	13.7
Payables under Russian Contract – increase (decrease)	(28.7)	6.3
Accounts payable and other – net (decrease)	(30.3)	(14.7)

Net Cash Provided by (Used in) Operating Activities	(135.3)	(65.2)

Cash Flows Used in Investing Activities
Capital expenditures	(5.9)	(7.6)
Restricted cash	(11.9)	—

Net Cash (Used in) Investing Activities	(17.8)	(7.6)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(11.2)	(11.1)
Deferred financing costs	(4.7)	—
Common stock issued	.9	1.3

Net Cash (Used in) Financing Activities	(15.0)	(9.8)

Net (Decrease)	(168.1)	(82.6)
Cash and Cash Equivalents at Beginning of Period	279.2	122.5

Cash and Cash Equivalents at End of Period	$111.1	$39.9

Supplemental Cash Flow Information:
Interest paid	$16.8	$16.6
Income taxes paid (refund)	(6.2)	—

See notes to consolidated financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION

     The unaudited consolidated condensed financial statements included herein have been prepared by USEC Inc. (“USEC”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.

     Operating results for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

2.     INVENTORIES

     Inventories and related balance sheet accounts follow (in millions):

	(Unaudited)
	September 30,	June 30,
	2002	2002

Current assets:
Separative work units	$716.1	$708.1
Uranium	152.0	154.0
Uranium provided by customers	5.8	5.8
Materials and supplies	19.8	21.8

	893.7	889.7
Long-term assets:
Uranium	237.5	237.5
Highly enriched uranium transferred from Department of Energy	164.7	178.0

	402.2	415.5
Current liabilities:
Uranium owed to customers	(5.8)	(5.8)

Inventories, reduced by uranium owed to customers	$1,290.1	$1,299.4

     USEC has previously reported that limited samples of certain natural uranium transferred to USEC from DOE prior to privatization contain elevated levels of technetium that would put the uranium out of specification for commercial use. The total amount of uranium inventory that may be impacted is approximately 9,500 metric tons with a cost of $237.5 million at September 30, 2002.

     Under the DOE-USEC Agreement signed in June 2002, DOE agreed to replace any natural uranium that is determined to be out-of-specification. USEC agreed to operate facilities at the Portsmouth plant at its own expense (other than site infrastructure expenses which are being paid by DOE) for 15 months in order to remove contaminants from a portion of the out-of-specification uranium. USEC expects costs to operate the facilities will total $21.0 million, of which $3.0 million had been incurred in the three months ended September 30, 2002, and remaining costs of $18.0 million are expected over the twelve month period ending September 30, 2003. To compensate USEC for these clean-up costs, DOE will take title to all depleted uranium generated by USEC at the Paducah plant during fiscal years 2002 and 2003 and half of the depleted uranium generated in fiscal years 2004 and 2005, up to a maximum of 23.3 million kilograms of uranium contained in depleted uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. USEC will release the United States from liability with respect to any out-of-specification uranium that is processed or replaced, and in any event will release the United States for liability with respect to at least 2,800 metric tons of natural uranium.

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

     USEC is in the early stages of operating facilities at the Portsmouth plant to remove contaminants from a portion of the out-of-specification uranium and is encountering operational issues in the start up of this processing. USEC can provide no assurances that it will be able to remove contaminants from at least 2,800 metric tons of natural uranium by September 2003. In the event that USEC is not able to remove contaminants from at least 2,800 metric tons prior to its obligation to release the United States from liability with respect to such uranium, an impairment in the valuation of uranium inventory could result. In addition, an impairment in the valuation of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification uranium for which DOE has assumed responsibility. Depending on the amount of uranium, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

3.     SHORT-TERM DEBT

     There were no short-term borrowings at September 30, 2002, or June 30, 2002. USEC has not drawn on its short-term credit facilities since December 2000 and does not anticipate short-term borrowings in the near future, but believes it is prudent to have a working capital facility in place.

     On September 27, 2002, United States Enrichment Corporation, a wholly-owned principal operating subsidiary of USEC, entered into a three-year syndicated revolving credit facility to replace the bank credit facility that had been scheduled to expire in July 2003. USEC terminated the bank credit facility in connection with the new revolving credit facility. The new three-year facility provides up to $150 million in revolving credit commitments (including up to $50 million in letters of credit) and is secured by certain assets of the subsidiary and certain assets of USEC, subject to certain conditions. Borrowings under the new facility are subject to certain limitations based on certain percentages of eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC.

     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. At September 30, 2002, USEC was in compliance with covenants under the revolving credit facility, including, without limitation, certain cross-default provisions and various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at its current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default.

     At September 30, 2002, USEC had set aside restricted cash of $11.9 million as a temporary deposit against letters of credit issued under the former bank credit facility. In October 2002, replacement letters of credit were formally issued under the new revolving credit facility, and the temporary restrictions were lifted.

     Deferred financing costs for the revolving credit facility amounted to $4.7 million and are being amortized to interest expense over the three-year term of the facility.

4.     STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity follow (in millions except per share data):

	Common
	Stock,
	Par Value	Excess of				Total
	$.10 per	Capital over	Retained	Treasury	Deferred	Stockholders'
	share	Par Value	Earnings	Stock	Compensation	Equity

Balance at June 30, 2002	$10.0	$1,066.1	$10.6	$(136.8)	$(.6)	$949.3
Restricted and other stock issued, net of amortization	—	—	—	2.5	(1.1)	1.4
Dividends paid to stockholders	—	—	(11.2)	—	—	(11.2)
Net income	—	—	1.2	—	—	1.2

Balance at September 30, 2002	$10.0	$1,066.1	$.6	$(134.3)	$(1.7)	$940.7

Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding

Balance at June 30, 2002	100,320	(19,010)	81,310
Common stock issued	—	349	349

Balance at September 30, 2002	100,320	(18,661)	81,659

5.     SPECIAL CHARGES FOR CONSOLIDATING PLANT OPERATIONS

     Changes in accrued liabilities resulting from special charges for consolidating plant operations follow (in millions):

	Balance	Paid	Balance
	June 30,	and	September 30,
	2002	Utilized	2002

Workforce reductions	$9.2	$(.7)	$8.5
Lease turnover and other exit costs	16.4	(.7)	15.7

	$25.6	$(1.4)	$24.2

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

     The remaining liability accrued for consolidating plant operations amounts to $24.2 million at September 30, 2002, including $8.5 million for severance benefits relating to workforce reductions involving 497 employees and $15.7 million for lease turnover and other exit costs.

     In fiscal 2001 and prior years, USEC purchased electric power for the Portsmouth plant from DOE under a contract that USEC concluded with DOE in July 1993. DOE acquired the power that it sold to USEC from the Ohio Valley Electric Corporation (“OVEC”) under a power purchase agreement signed in 1952. In September 2000, at USEC’s request, DOE notified OVEC that it would terminate the power purchase agreement effective April 30, 2003, and that it would cease taking power after August 2001.

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

7.     NEW ACCOUNTING STANDARDS

     Under Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations,” obligations relating to the retirement of tangible long-lived assets and the associated asset retirement costs would be recorded on the balance sheet and measured at fair value using an expected present-value technique and a credit-adjusted risk-free interest rate. Under Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, there are new accounting standards for long-lived assets to be held and used, to be disposed of by sale, or to be disposed of by other than sale. FAS 143 and FAS 144 became effective and were adopted by USEC at the beginning of fiscal 2003. Adoption of the new accounting standards did not have a material effect on the consolidated financial position or results of operations.

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

USEC Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Overview

     USEC, a global energy company, is the world leader in the supply of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for nuclear reactors to produce electricity.

     The standard measure of enrichment in the uranium enrichment industry is a separative work unit (“SWU”). A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U(235) isotope and the other depleted in the U(235) isotope, and is measured using a standard formula based on the physics of uranium enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as the SWU component.

Critical Accounting Policies

     The summary of significant accounting policies and the other notes to the consolidated financial statements included in the Annual Report on Form 10-K provide a description of relevant information regarding USEC’s significant and critical accounting policies with respect to the following:

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

     Revenue includes estimates and judgments relating to the recognition of deferred revenue and price adjustments under contracts with customers that involve pricing based on inflation rates and customers’ nuclear fuel requirements. SWU and uranium inventories include estimates and judgments for production quantities and replacement or remediation of any out-of-specification uranium by DOE. Production costs include estimates of future costs for the storage, transportation and disposition of depleted uranium and the treatment and disposal of hazardous, low-level radioactive and mixed wastes. Income taxes include estimates and judgments for the tax bases of assets and liabilities and the future recoverability of deferred tax items. Judgments and estimates inherent in special charges for consolidating plant operations include the timing and amount of asset impairments, obligations to power suppliers for USEC’s pro rata share of decommissioning, demolition and shutdown activities and postretirement health and life benefit obligations, and future costs to complete plant lease turnover and other requirements. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

Results of Operations – Three Months Ended September 30, 2002 and 2001

     Revenue

     Revenue from sales of the SWU component of LEU amounted to $343.8 million in the three months ended September 30, 2002, an increase of $49.3 million (or 17%) from $294.5 million in the corresponding period of fiscal 2002. The increase was due mainly to the timing and movement of customer orders, and an increase of 2.5% in average prices billed to customers. The volume of SWU sold increased 14% and the number of customer refueling orders was higher. For fiscal 2003, USEC expects SWU volume to be about the same compared with fiscal 2002 while average SWU prices billed to customers are expected to decline 2%. Invoiced prices will be lower as older contracts with higher prices expire and the sales backlog becomes more heavily weighted with contracts negotiated in recent years with flexible quantities and lower prices.

     Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for refueling in the spring or fall on an annual, 18-month or 24-month cycle. The timing of larger orders for initial core requirements for new nuclear reactors also can affect operating results.

     Nuclear regulators in Japan are conducting reactor inspections and reviewing maintenance records of several reactor operators in Japan after acknowledgements of falsified examination results and unauthorized repairs. As a result, the Japanese nuclear industry is undergoing an evaluation of its management practices and regulatory regime. Japan’s Ministry of Economy, Trade and Industry has ordered that one reactor be shut down for a year as a penalty and eight other reactors will be shut down for a month for maintenance and testing. USEC supplies LEU for some of these reactors, and these actions are not expected to have an effect on USEC’s revenue or results of operations in fiscal 2003. An extended shutdown of additional reactors in Japan would have an adverse effect on USEC’s revenue and results of operations.

     Revenue from sales of uranium was $17.0 million in the three months ended September 30, 2002, an increase of $11.0 million from $6.0 million in the corresponding period of fiscal 2002. The increase was due to higher volumes. USEC expects revenue from sales of uranium in fiscal 2003 to be about the same as in fiscal 2002.

     The percentage of revenue from domestic and international customers follows:

	Three Months Ended
	September 30,

	2002	2001

Domestic	61%	71%
Asia	30	19
Europe and other	9	10

	100%	100%

     In the three months ended September 30, 2002, revenue from domestic customers increased $5.9 million (or 3%), revenue from customers in Asia increased $53.5 million (or 96%), and revenue from customers in Europe and other areas was about the same, compared with the corresponding period of fiscal 2002. Changes in revenue and percentages of revenue from domestic and international customers reflect the timing and the movement of customer orders and higher average prices billed to customers in Asia.

     Cost of Sales

     Cost of sales is based on the amount of SWU and uranium sold during the period and is determined by a combination of inventory levels and costs, production costs, and purchase costs under the Russian Contract. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method coupled with USEC’s significant inventories of SWU and uranium, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over future periods.

     In recent years, cost of sales per SWU has trended upward. This trend is expected to stabilize in the near term and will improve as the favorable impact of purchases from Russia under the new market-based contract amendment, workforce reductions and plant consolidation initiatives, and lower costs for depleted uranium disposition over time lower inventory costs and improve the cost of sales.

     Cost of sales amounted to $336.2 million in the three months ended September 30, 2002, an increase of $48.9 million (or 17%) from $287.3 million in the corresponding period of fiscal 2002. The increase in cost of sales primarily reflects the 14% increase in the volume of SWU sold and the higher volume of uranium sales. Cost of sales per SWU, based on the average cost inventory method, in the three months ended September 30, 2002, benefited from lower costs for depleted uranium disposition resulting from the DOE-USEC Agreement signed in June 2002 and a significant increase in production in the summer of 2002 compared with the corresponding period in fiscal 2002.

     Purchase Costs

     USEC is the Executive Agent of the U.S. Government under a government-to-government agreement (“Russian Contract”) to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. USEC contracts for purchases under the Russian Contract on a calendar year basis.

     Purchases of the SWU component of LEU under the Russian Contract amounted to $182.3 million in the three months ended September 30, 2002, an increase of $9.7 million (or 6%) from $172.6 million in the corresponding period in fiscal 2002. Volume increased 6% and unit costs of $90.42 per SWU, excluding shipping charges, were the same in both periods. Purchases represented 62% of the combined produced and purchased supply mix in the three months ended September 30, 2002, compared with 76% in the corresponding period in fiscal 2002. USEC expects purchases under the Russian Contract will approximate 50% of the supply mix in fiscal 2003.

     In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining 12 years of the Russian Contract. An amendment to the Russian Contract creates a market-based mechanism to determine prices beginning in calendar year 2003 and continuing through 2013. In consideration for this stable and economic structure for the future, USEC agreed to extend the calendar year 2001 price of $90.42 per SWU through calendar year 2002. Beginning January 2003, prices under the Russian Contract will be determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. Prices in calendar 2003 will be significantly lower than the $90.42 per SWU being paid in calendar 2002. A multi-year retrospective of this index will be used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that, after the end of calendar year 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract.

     Under the amended contract, USEC agreed to continue to purchase 5.5 million SWU each calendar year from 2002 through 2012 and such amount in calendar year 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. Because purchases were delayed in the first half of calendar 2002 pending government approvals, USEC is purchasing SWU at an accelerated rate from July to December 2002, resulting in USEC purchasing 6.5 million SWU in fiscal 2003. USEC also agreed to purchase over two or more years after 2002 a total of 1.6 million SWU that had been ordered but not delivered to USEC in 1999. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. A significant delay in purchasing, shipping or receiving LEU from Russia would have an adverse effect on USEC’s results of operations.

     Under the terms of a 1997 memorandum of agreement between USEC and the U.S. Government, USEC can be terminated, or resign, as the U.S. Executive Agent, or one or more additional executive agents may be named. In either event, any new executive agent could represent a significant new competitor that could adversely affect USEC’s profitability and sales.

     Production Costs

     To improve operating efficiency and to facilitate a more rapid return to full production this fall, USEC substantially boosted production in the three months ended September 30, 2002, over the low level maintained in the corresponding period of fiscal 2002. Although USEC used more electric power, it was attractively priced. Since USEC kept most of the production equipment on-line during the summer, production increased and unit costs were lower. USEC expects to reach full production levels sooner during the production ramp up this fall. In addition, year-round production allows USEC to better align production and sales.

     In view of the higher production levels in the three months ended September 30, 2002, production costs were higher. Electric power costs amounted to $82.1 million in the three months ended September 30, 2002, an increase of $38.3 million (or 87%) from $43.8 million in the corresponding period of fiscal 2002. Power costs represented 60% of production costs, compared with 47% in the corresponding period of fiscal 2002. These higher costs were offset in part by lower costs for the future disposition of depleted uranium generated from operations. Under the DOE-USEC Agreement, USEC is transferring title to DOE for depleted uranium generated by USEC at the Paducah plant during fiscal years 2002 and 2003 and half of the depleted uranium generated in fiscal years 2004 and 2005, up to a maximum of 23.3 million kilograms of uranium contained in depleted uranium.

     Gross Profit

     Gross profit amounted to $24.6 million in the three months ended September 30, 2002, an increase of $11.4 million (or 86%) from $13.2 million in the corresponding period of fiscal 2002. The average SWU price billed to customers increased 2.5% along with higher SWU volume. Gross margin was 7%, compared with 4% in the corresponding period of fiscal 2002 reflecting higher average prices billed to customers.

     Advanced Technology Development Costs

     Advanced technology development costs amounted to $6.0 million in the three months ended September 30, 2002, compared with $2.5 million in the corresponding period of fiscal 2002. Under the DOE-USEC Agreement reached in June 2002 regarding a variety of domestic issues, USEC is moving ahead with its plan to demonstrate, and, before the end of the decade, deploy, U.S. advanced enrichment technology. USEC and DOE are working to implement the DOE-USEC Agreement, and DOE has approved a 5-year $121 million Cooperative Research and Development Agreement to deploy a lead cascade test facility that uses U.S. gas centrifuge technology. Preliminary work at centrifuge test facilities in Oak Ridge, Tennessee is underway to support meeting the first two milestones under the DOE-USEC Agreement. Fabrication of a key centrifuge component is complete, and component testing will begin in January 2003.

     USEC has received competing proposals from the states of Kentucky and Ohio to locate the lead cascade at the Paducah or Portsmouth plant. USEC plans to announce selection of its lead cascade site later this year. USEC is adding staff to its advanced technology group, which is preparing a license application for the lead cascade that USEC expects to file in early 2003 with the Nuclear Regulatory Commission. USEC expects to begin construction of its lead cascade facility in 2004, with start up of the first centrifuges beginning in 2005. Deployment of a full-scale commercial plant will follow later this decade.

     Selling, General and Administrative

     Selling, general and administrative expenses amounted to $11.7 million in the three months ended September 30, 2002, about the same as in the corresponding period of fiscal 2002.

     Other Income (Expense), Net

     Other income includes interest income and income or expense, net, from contract services for DOE and others. Other income amounted to $4.4 million in the three months ended September 30, 2002, compared with $2.4 million in the corresponding period of fiscal 2002. USEC earned the net amount of $2.2 million from contract services, including recovery of $1.0 million from the resolution of a contract billing, in the three months ended September 30, 2002, compared with a net expense of $.9 million in the corresponding period of fiscal 2002.

     Accounts receivable at September 30, 2002, includes accrued receivables of $13.8 million for actual costs for contract services incurred by USEC but not yet billed. USEC expects to bill DOE later in fiscal 2003 as soon as revised provisional overhead billing rates are approved by DOE.

     Operating Income (Loss)

     Operating income amounted to $6.9 million in the three months ended September 30, 2002, compared with a loss of $.5 million in the corresponding period of fiscal 2002. The increase reflects higher gross profit and higher other income, partly offset by higher costs for centrifuge development.

     Interest Expense

     Interest expense amounted to $9.3 million in the three months ended September 30, 2002, the same as in the corresponding period of fiscal 2002.

     Provision (Credit) for Income Taxes

     The provision (credit) for income taxes in the three months ended September 30, 2002, reflects an effective income tax rate of 40% compared with 36% in the corresponding period of fiscal 2002.

     Net Income (Loss)

     Net income was $1.2 million (or $.01 per share) in the three months ended September 30, 2002, compared with a loss of $4.7 million (or $.06 per share) in the corresponding period of fiscal 2002.

     Fiscal 2003 Outlook

     USEC reiterates its fiscal 2003 earnings guidance of $9 to $12 million. USEC expects the next two quarters’ financial results will be breakeven to a loss, with nearly all of fiscal 2003 net income being earned in the fourth quarter. Net income in fiscal 2003 will be driven by USEC’s business performance and is dependent upon the following key factors:

•	Meeting fiscal 2003 targets for revenue; approximately 95 percent of projected revenue is under contract.

•	Further reductions in production costs at the Paducah, Kentucky plant that depend on the timing and completion of cost-reduction initiatives.

•	Meeting targets for other income that are primarily dependent on definitization of the cold standby contract at the Portsmouth, Ohio plant, including fee negotiations and legislative approval of DOE funding levels.

     At September 30, the cash balance was $111.1 million. USEC anticipates a cash balance on June 30, 2003, in a range of $80 to $100 million. USEC anticipates free cash flow before dividends (cash flow from operations reduced by capital expenditures) to be in a range of negative $130 to $150 million. Cash flow in fiscal 2003 is lower due to USEC catching up on Russian SWU purchases in the July to December 2002 period, customer collections for deliveries late in the fourth quarter of fiscal 2003 that will not be received until fiscal 2004, payment of costs for consolidating plant operations, and deliveries against advances from customers that result in non-cash revenue.

Liquidity and Capital Resources

     Liquidity and Cash Flows

     Cash and cash equivalents amounted to $111.1 million at September 30, 2002, compared with $279.2 million at June 30, 2002. The significant reduction resulted primarily from increased purchases and cash payments for SWU under the Russian Contract as well as the timing of collections of trade receivables. USEC expects cash and cash equivalents will be $80 to $100 million with no short-term debt at the end of fiscal 2003.

     Net cash outflow from operating activities amounted to $135.3 million in the three months ended September 30, 2002, compared with a net cash outflow of $65.2 million in the corresponding period of fiscal 2002. Cash outflow in the three months ended September 30, 2002, reflects higher cash payments under the Russian Contract and the timing of collections of trade receivables. In addition, deliveries against advances from customers resulted in non-cash revenue.

     Capital expenditures amounted to $5.9 million in the three months ended September 30, 2002, compared with $7.6 million in the corresponding period of fiscal 2002. Capital expenditures in the three months ended September 30, 2002, include costs for replacement equipment and, in the fiscal 2002 period, included costs to upgrade transfer and shipping facilities at the Paducah plant.

     Dividends paid to stockholders amounted to $11.2 million in the three months ended September 30, 2002, about the same as in the corresponding period of fiscal 2002.

     Capital Structure and Financial Resources

     In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     There were no short-term borrowings at September 30, 2002, or June 30, 2002. USEC has not drawn on its short-term credit facilities since December 2000 and does not anticipate short-term borrowings in the near future, but believes it is prudent to have a working capital facility in place.

     On September 27, 2002, United States Enrichment Corporation , a wholly-owned principal operating subsidiary of USEC, entered into a three-year syndicated revolving credit facility to replace the bank credit facility that had been scheduled to expire in July 2003. USEC terminated the bank credit facility in connection with the new revolving credit facility. The new three-year facility provides up to $150 million in revolving credit commitments (including up to $50 million in letters of credit) and is secured by certain assets of the subsidiary and certain assets of USEC, subject to certain conditions. Borrowings under the new facility are subject to certain limitations based on certain percentages of eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC.

     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. At September 30, 2002, USEC was in compliance with covenants under the revolving credit facility, including, without limitation, certain cross-default provisions and various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at its current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default.

     At September 30, 2002, USEC had set aside restricted cash of $11.9 million as a temporary deposit against letters of credit issued under the former bank credit facility. In October 2002, replacement letters of credit were formally issued under the new revolving credit facility, and the temporary restrictions were lifted. Deferred financing costs for the revolving credit facility amounted to $4.7 million and are being amortized to interest expense over the three-year term of the facility.

     The total debt-to-capitalization ratio was 35% at September 30, 2002, compared with 34% at June 30, 2002.

     At September 30, 2002, USEC had contractual commitments to repay long-term debt and to make payments under power purchase commitments for the Paducah plant and purchase commitments for the SWU component of LEU ordered under the Russian Contract, as follows (in millions):

	Payments Due

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt	$—	$—	$350.0	$150.0	$500.0
Power purchase commitments	300.8	539.0	196.1	—	1,035.9
Commitments to purchase SWU component of LEU ordered under Russian Contract	548.9	163.3	—	—	712.2

	$849.7	$702.3	$546.1	$150.0	$2,248.1

     USEC expects that its cash, internally generated funds from operations, and available financing under the revolving credit facility will be sufficient to meet its obligations as they become due and to fund operating requirements of the plants, purchases of the SWU component of LEU under the Russian Contract, capital expenditures, demonstration and deployment of centrifuge technology, interest expense, costs to consolidate plant operations, and quarterly dividends.

     A summary of working capital follows (in millions):

	September 30,	June 30,
	2002	2002

Cash	$111.1	$279.2
Accounts receivable	250.1	185.1
Inventories, net	893.7	883.9
Accounts payable and other	(316.6)	(423.0)

Working capital	$938.3	$925.2

Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2002, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at September 30, 2002, follow (in millions):

	Maturity Dates		September 30, 2002

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:
6.625% senior notes	$350.0		$350.0	$308.0
6.750% senior notes		$150.0	150.0	126.0

			$500.0	$434.0

USEC Inc.
PART II. OTHER INFORMATION

Legal Proceedings

     Environmental Matter

     Beginning in 1998, USEC contracted with Starmet CMI (“Starmet”) to convert a portion of USEC’s depleted uranium into a form that could be used in certain beneficial applications or disposed of at existing commercial disposal facilities. In March 2002, Starmet filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The South Carolina Department of Health and Environmental Control denied Starmet’s application to renew its license and issued an order shutting down Starmet’s facility in Barnwell, South Carolina. Starmet appealed the order and requested a stay. The South Carolina court has denied Starmet’s request for a stay, indicating that it was not likely that Starmet would prevail on the merits. The EPA has informed USEC that it has initiated cleanup activities at the Barnwell site. EPA has contacted USEC to obtain information and has indicated that, in the event Starmet does not initiate adequate clean up activities, it will name USEC in letters designed to identify potentially responsible parties to pay for and/or undertake cleanup actions at the site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended. Each potentially responsible party may face assertions of joint and several liability under CERCLA. USEC believes that it has defenses against any potential action seeking to require it to contribute to the cost of clean up at the site or to be involved in the clean up of the site, but whether any such claims will be asserted and the outcome of any such defenses cannot be predicted at this point in time.

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

Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

     The President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to USEC and its consolidated subsidiaries required to be included in periodic filings under the Exchange Act.

     (b)  Changes in Internal Controls.

     Since the Evaluation Date, there have not been any significant changes in internal controls or in other factors that could significantly affect such controls.

Exhibits and Reports on Form 8-K

     (a)  Exhibits.

10.58	Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its U.S. Department of Energy Contract and USEC Inc., dated June 30, 2000, Amendment A, dated July 12, 2002, and Amendment B, dated September 11, 2002

10.59	Revolving credit agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JPMorgan Chase Bank (as administrative agent, collateral agent and lead arranger), Merrill Lynch Capital (as syndication agent), GMAC Business Credit, LLC (as documentation agent), and Congress Financial Corporation (as managing agent), incorporated by reference to current report on Form 8-K filed October 4, 2002.

10.60	Guarantee, dated as of September 27, 2002, by USEC Inc. in favor of JPMorgan Chase Bank, (as administrative agent and collateral agent), in respect of the obligations of United States Enrichment Corporation under the revolving credit agreement incorporated by reference to current report on Form 8-K filed October 4, 2002.

99.5	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended September 30, 2002. On October 4, 2002, USEC filed a current report on Form 8-K reporting a new syndicated three-year $150 million revolving credit facility.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

USEC Inc.

October 31, 2002	By /s/ Henry Z Shelton, Jr.
Henry Z Shelton, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William H. Timbers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of USEC Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

/s/ William H. Timbers William H. Timbers President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Henry Z Shelton, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of USEC Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

/s/ Henry Z Shelton, Jr.
Henry Z Shelton, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.58	Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its U.S. Department of Energy Contract and USEC Inc., dated June 30, 2000, Amendment A, dated July 12, 2002, and Amendment B, dated September 11, 2002.

99.5	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.