Form 10-KT
period 2002-12-31
USEC INC
filed 2003-03-04
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six-month period ended December 31, 2002

Commission file number 1-14287

USEC Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2107911 (I.R.S. Employer Identification No.)
2 Democracy Center 6903 Rockledge Drive, Bethesda, MD (Address of principal executive offices)	20817 (Zip Code)

Registrant’s telephone number, including area code: (301) 564-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.10 per share Preferred Stock Purchase Rights	Name of Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities and Exchange Act of 1934.) Yes  X      No

      As of December 31, 2002, there were 81,773,000 shares of Common Stock, par value $.10 per share, issued and outstanding. As of December 31, 2002, the market value of the Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange was $492.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 28, 2003, are incorporated by reference into Part III.

USEC Inc.

Transition Report on Form 10-K

Six-Month Period Ended December 31, 2002

      This Transition Report on Form 10-K contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementing agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of advanced technology and facilities, satisfactory performance of the centrifuge technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans, the refueling cycles of USEC’s customers, final determinations of environmental and other costs, the outcome of litigation, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

PART I

Items 1 and 2. Business and Properties

Overview

      USEC Inc. (“USEC”), a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for nuclear reactors to produce electricity. USEC’s customers are domestic and international utilities that operate nuclear power plants. USEC is the exclusive executive agent for the U.S. Government to purchase LEU derived from highly enriched uranium contained in decommissioned nuclear warheads in Russia (the “Russian Contract”).

      USEC, including its wholly owned subsidiaries, is organized under Delaware law in connection with the privatization of the United States Enrichment Corporation, a corporation then wholly owned by the U.S. Government. USEC completed an initial public offering of common stock on July 28, 1998, thereby transferring all of the U.S. Government’s interest in the business, with the exception of certain liabilities from prior operations of the U.S. Government. References to USEC include USEC’s wholly owned subsidiaries as well as the predecessor to USEC unless the context otherwise indicates.

      In November 2002, the Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2002. Changing the fiscal year to a calendar year enables USEC to better align financial reporting with the way it manages and operates the business. The Russian Contract represents about half of the supply mix and is managed and priced on a calendar year basis, and most of USEC’s contracts with customers are based on a calendar year. This transition report on Form 10-K is for the period July 1 to December 31, 2002.

      USEC is continuing to implement plans for reducing its cost structure, moving forward to deploy the American Centrifuge technology, and exploring ways to leverage its unique expertise within the energy, nuclear power and government services fields. Highlights of these actions include:

•	Lower, market-based prices negotiated under the Russian Contract took effect January 2003. The pricing agreement remains in effect until 2013 and is expected to lower USEC’s purchase costs.

•	Further lowering production costs at the Paducah plant through workforce reductions involving 200 employees scheduled in 2003.

•	Establishing a clear path for deploying the American Centrifuge technology intended to ensure USEC’s long-term competitive position. In February 2003, USEC submitted a license application for its lead cascade with the U.S. Nuclear Regulatory Commission (“NRC”), and USEC has met the first three centrifuge milestones ahead of schedule.

•	Evaluating opportunities to leverage USEC’s unique role in the nuclear fuel business that could diversify and increase revenue and be accretive to earnings.

Uranium and Enrichment

      The uranium fuel cycle consists of the following process:

•	Mining and Milling – Uranium is removed from the earth in the form of ore and then crushed and concentrated.

•	Conversion – Uranium is combined with fluorine gas to produce uranium hexafluoride, a powder at room temperature and a gas when heated. Uranium hexafluoride is shipped to an enrichment plant.

•	Enrichment – Uranium hexafluoride is enriched in a process that increases the concentration of U235 isotopes in the uranium hexafluoride from its natural state of 0.711% up to 5%, which is usable as a fuel for commercial nuclear power reactors. Depleted uranium is a by-product of the uranium enrichment process. USEC has the only enrichment operation in the United States.

•	Fuel Fabrication – Enriched uranium is converted to uranium oxide and formed into small ceramic pellets. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.

•	Nuclear Power Plant – The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate about 16% of the world’s electricity.

•	Consumers – Business and homeowners rely on the steady, base load electricity supplied by nuclear power and value its clean air qualities.

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

      USEC supplies LEU to electric utilities for use in about 160 nuclear reactors worldwide. Revenue is derived from sales of the SWU component of LEU, from sales of the SWU and uranium components of LEU, and from sales of uranium. USEC maintains significant inventories of SWU and uranium for use in such sales.

      Generally, contracts with customers to provide LEU are long-term requirements contracts under which the customer is obligated to purchase from USEC a specified percentage of the SWU component of the LEU that the customer subsequently delivers to fabricators for conversion into nuclear fuel. Annual sales are dependent upon customers’ nuclear fuel requirements which are driven by nuclear reactor refueling and maintenance schedules and regulatory actions. Under delivery optimization and other customer-oriented programs, USEC ships LEU to nuclear fuel fabricators for scheduled or anticipated orders from utility customers.

      Revenue from one domestic customer, Exelon Corporation, represented more than 10%, but less than 15%, of revenue in the six-month period ended December 31, 2002, and in fiscal 2002; no customer exceeded 10% in fiscal years 2001 and 2000. Revenue attributed to domestic and international customers follows:

	Six-Month
	Periods Ended
	December 31,		Fiscal Years Ended June 30,

	2002	2001	2002	2001	2000

Domestic	55%	70%	67%	49%	62%
Asia	33	24	29	46	32
Europe and other	12	6	4	5	6

	100%	100%	100%	100%	100%

      USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2002, all of which were located in the United States.

SWU and Uranium Backlog

      Backlog is the aggregate dollar amount of SWU and uranium that USEC expects to sell pursuant to long-term requirements contracts with utilities. Based on customers’ estimates of their requirements and certain other assumptions, including estimates of inflation rates, at December 31, 2002, USEC had long-term requirements contracts with utilities aggregating $4.1 billion through 2010 (including $2.4 billion through 2005), compared with $4.5 billion at June 30, 2002, and $5.4 billion at June 30, 2001.

Variability of Revenue and Operating Results

      Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the lower electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. The percentage of revenue attributable to any customer or group of customers from a particular geographic region can vary significantly quarter to quarter or year to year. Customer orders for the SWU component of LEU are large in amount, typically averaging $12.0 million per order. Customer requirements and orders are more predictable over the longer term, and USEC believes its performance is best measured on an annual, or even longer, business cycle.

Gaseous Diffusion Plants

      Two existing commercial technologies are currently used to enrich uranium for nuclear power plants: the gaseous diffusion process and the gas centrifuge process. USEC uses the gaseous diffusion process. The gaseous diffusion process involves the passage of uranium in a gaseous form through a series of filters (or porous barriers) such that the uranium is continuously enriched in U235 as it moves through the process. Because U235 is lighter and moves faster, it passes through the barrier more readily than does U238, resulting in a gaseous uranium that has a higher portion of U235, the fissionable isotope. The gaseous diffusion process is power intensive, requiring significant amounts of electric power to push uranium through the filters. The other enrichment process, gas centrifuge, employs rapidly spinning cylinders containing uranium to separate the fissionable U235 isotope from the non-fissionable U238 and is significantly less power intensive. USEC is moving forward to demonstrate and deploy the American Centrifuge technology by the end of the decade.

      The fundamental building block of the gaseous diffusion process is known as a stage, consisting of a compressor, a converter, a control valve and associated piping. Compressors driven by large electric motors are used to circulate the process gas and maintain flow. Converters contain porous tubes known as barriers through which process gas is diffused. Stages are grouped together in series to form an operating unit called a cell. A cell is the smallest group of stages that can be removed from service for maintenance. Gaseous diffusion plants are designed so that cells can be taken off line with little or no interruption in the process. In each converter, the portion of the process gas that passes through the barrier is slightly enriched in U235and is fed to the next higher stage. Process gas that has not passed through the barrier is depleted in U235 to the same degree and is recycled back to the next lower stage. Because the velocity difference between the two isotopes of uranium is very small, hundreds of successive stages are required for enrichment. A gaseous diffusion plant configured to produce enriched uranium with a U235 concentration of 4% from uranium at .711% by weight U235 would contain at least 1,200 stages in series.

      USEC produces LEU at the Paducah gaseous diffusion plant located in Paducah, Kentucky. The Paducah plant consists of four process buildings and is one of the largest industrial facilities in the world. Process buildings have a total floor area of 150 acres, and the site covers 750 acres. The Paducah plant has been certified by the NRC to produce LEU up to an assay of 5.5% U235. USEC estimates that the maximum capacity of the existing equipment is about 8 million SWU per year. USEC produces about 5 million SWU per year consistent with power purchase economics and purchases under the Russian Contract.

      The Portsmouth gaseous diffusion plant is located in Piketon, Ohio. At the end of fiscal 2001, USEC ceased uranium enrichment operations at the Portsmouth plant. At the end of fiscal 2002, USEC ceased operation of the transfer and shipping facilities at the Portsmouth plant for purposes of shipping LEU to fuel fabricators and began shipping LEU directly to fuel fabricators from the Paducah plant. The Portsmouth plant was placed into cold standby under a contract with DOE. Cold standby is a condition under which the plant could be returned to production of 3 million SWU within 18–24 months notice if the U.S. Government determined that additional domestic enrichment capacity was necessary. A significant number of USEC employees remain at the Portsmouth plant providing cold standby contract services for DOE. In July 2002, USEC began processing out-of-specification uranium at the Portsmouth plant under the terms of the DOE-USEC Agreement described below.

      USEC leases the Paducah and Portsmouth plants from DOE. The lease covers most, but not all, of the buildings and facilities. Except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease indefinitely, with respect to either or both plants, for successive renewal periods. USEC may increase or decrease the property under the lease to meet its changing requirements. Within the contiguous tracts, certain buildings, facilities and areas related to environmental restoration and waste management have been retained by DOE and are not leased to USEC. At termination of the lease, USEC may leave the property in “as is” condition, but must remove all wastes generated by USEC, which are subject to off-site disposal, and must place the plants in a safe shutdown condition. Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants. DOE is responsible for the costs of decontamination and decommissioning of the plants. Title to capital improvements not removed by USEC will automatically be transferred to DOE at the end of the lease term. If removal of any of USEC’s capital improvements increases DOE’s decontamination and decommissioning costs, USEC is required to pay the difference.

      Under the lease, DOE is required to indemnify USEC for costs and expenses related to claims asserted against or incurred by USEC arising out of DOE’s operation, occupation, or use of the plants. DOE activities at the plants are focused primarily on environmental restoration and waste management and management of depleted uranium. DOE is required to indemnify USEC against claims for public liability (a) arising out of or in connection with activities under the lease, including domestic transportation, and (b) arising out of, or resulting from, a nuclear incident or precautionary evacuation. DOE’s financial obligations are capped at the $9.4 billion statutory limit calculated pursuant to the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States, as these terms are defined in the U.S. Atomic Energy Act of 1954, as amended. The DOE indemnification against public liability provided in the USEC lease was not affected by the expiration or the renewal of the Price-Anderson Act and continues in effect.

     Electric Power

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

      USEC purchases a portion of the electric power for the Paducah plant from Electric Energy, Inc. (“EEI”) under a power purchase contract between DOE and EEI. DOE transferred the benefits of the EEI power purchase contract to USEC. Costs for electric power purchased from EEI are based on actual costs incurred by EEI to generate or to purchase electric power on the open market for USEC.

      USEC generally reduces production and the related power load at the Paducah plant by a significant amount in the summer months when the cost of power is generally high. However, USEC secured additional megawatts of power at favorable prices for the summer of 2002 and increased production to levels substantially above the summer of 2001. USEC plans to maintain production in the summer of 2003 at the 2002 level.

      The quantity of uranium used in the production of LEU is to a certain extent interchangeable with the SWU required to enrich the uranium. Underfeeding is a mode of operation that uses or feeds less uranium but requires more electric power or SWU in the enrichment process. Overfeeding uses more uranium but less electric power or SWU to produce LEU. USEC can vary its production process to underfeed or overfeed uranium based on the relative economics of the cost of electric power versus the cost of uranium. Underfeeding increases the inventory of uranium which can be sold in a subsequent period.

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

      Upon termination of the agreement, DOE will be responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shut-down of the coal-burning power generating facilities owned and operated by OVEC. Under its July 1993 contract with DOE, USEC will, in turn, be responsible for a portion of DOE’s costs. USEC has accrued its estimate of its share of DOE’s costs. Final determinations of USEC’s costs will depend on (a) resolution of differences between OVEC and DOE over the portion of termination obligations as determined by independent actuaries and engineering consultants that would be allocated to and paid by DOE, and (b) resolution of differences between DOE and USEC over the portion of DOE’s costs that would be reimbursed by USEC. Accordingly, the amount ultimately due from USEC may differ from the amount it has accrued. Any determination of such costs at levels above the estimated amounts accrued by USEC would have an adverse effect on USEC’s results of operations.

     Labor Matter

      On February 4, 2003, members of the Paper, Allied-Industrial, Chemical and Energy Workers (“PACE”) International Union Local 5-550, representing 633 employees — about half of the workforce at the Paducah plant — went on strike. PACE workers rejected USEC’s contract proposal that resulted from negotiations leading up to the expiration of the labor contract on January 31, 2003. The significant issues involve the workers’ share of health insurance premiums, the union’s request for increased pension benefits, and wage increases. USEC and PACE have agreed to continue negotiations with a federal mediator.

      USEC is continuing to operate the Paducah plant under a production continuity plan that maintains safe operations using trained employees. USEC does not expect an interruption of LEU deliveries to customers. An extended strike could have an adverse effect on USEC’s program to reduce production costs at the Paducah plant, including workforce reductions, and completing planned maintenance activities and other production process improvements.

     Coolant

      The Paducah plant uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995. Leaks from pipe joints, sight glasses, valves, coolers and condensers resulted in leakage of approximately 435,000 pounds in calendar 2002, a leak rate that is within the level allowed under regulations of the U.S. Environmental Protection Agency (“EPA”). USEC expects that its inventory of Freon should be adequate through at least calendar 2004. USEC purchases and recycles Freon recovered from industrial sources and continues to evaluate an alternative coolant to replace Freon.

     Equipment

      Equipment components (such as compressors, coolers, motors and valves) requiring maintenance are removed from service and repaired or rebuilt on site. Common industrial components, such as the breakers, condensers and transformers in the electrical system, are procured as needed. Some components and systems may no longer be produced, and spare parts may not be readily available. In these situations, replacement components or systems are identified, tested, and procured from existing commercial sources, or the plants’ technical and fabrication capabilities are utilized to design and build replacements.

      Equipment utilization at the Paducah plant was 86% in the six-month period ended December 31, 2002, compared with 64% in the corresponding period in calendar 2001. The utilization of equipment is primarily dependent on power availability and costs. USEC substantially reduced equipment utilization and the related power load in the summer of 2001 when the cost of electric power was high. USEC secured additional megawatts of power at favorable prices in the summer of 2002 and increased production to levels substantially above the summer of 2001. Equipment utilization is also affected by repairs and maintenance activities.

Russian Contract

      USEC has been designated by the U.S. Government to act as its exclusive Executive Agent in connection with a government-to-government agreement between the United States and the Russian Federation under which USEC purchases the SWU component of LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, on behalf of the U.S. Government, signed an agreement (“Russian Contract”) with AO Techsnabexport (now known as OAO “Techsnabexport” or “Tenex”), Executive Agent for the Ministry of Atomic Energy of the Russian Federation.

      In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining term of the Russian Contract through 2013. An amendment to the Russian Contract created a market-based mechanism to determine prices beginning in calendar year 2003 and continuing through 2013. In consideration for this stable and economic structure for the future, USEC agreed to extend the calendar year 2001 price of $90.42 per SWU through calendar year 2002. Beginning in calendar year 2003, prices will be determined using a discount from an index of international and U.S.

price points, including both long-term and spot prices. A multi-year retrospective of this index will be used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that, after the end of calendar year 2007, USEC and Tenex may agree on appropriate adjustments, if necessary, to ensure that Tenex receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract to December 31, 2002, USEC has purchased the SWU component of LEU at an aggregate cost of $2,744 million, the equivalent of 6,900 nuclear warheads.

      Under the amended contract, USEC agreed to continue to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013, including such amount in calendar year 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. USEC also agreed to purchase over two or more years after 2002 a total of 1.6 million SWU that USEC had ordered in 1999 but Tenex had not been able to deliver. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. USEC has committed to purchase 5.5 million SWU ordered under the Russian Contract for calendar 2003. USEC expects purchases under the Russian Contract will approximate 48% of its supply mix in calendar 2003. A significant delay in purchasing, shipping or receiving LEU from Russia would have an adverse effect on USEC’s results of operations.

      In April 1997, USEC entered into a memorandum of agreement (“Executive Agent MOA”) with the U.S. Government whereby USEC agreed to continue to serve as the U.S. Executive Agent following the privatization. Under the terms of the government-to-government agreement and the Executive Agent MOA, USEC can be terminated or resign as U.S. Executive Agent upon the provision of 30 days’ notice. The Executive Agent MOA also provides that the U.S. Government can appoint alternate or additional executive agents to carry out the government-to-government agreement. A new Executive Agent could represent a significant new competitor that could adversely affect USEC’s results of operations.

DOE-USEC Agreement

      On June 17, 2002, USEC and the DOE signed the DOE-USEC Agreement (“DOE-USEC Agreement”) whereby both USEC and DOE made long-term commitments directed at resolving a number of outstanding issues bearing on the stability and security of the domestic uranium enrichment industry.

      The following is a summary and update of activities under the DOE-USEC Agreement:

     Russian Contract

      USEC agreed to purchase, if made available by the Russian executive agent, 5.5 million SWU per calendar year contained in LEU derived from at least 30 metric tons per year of weapons-origin highly enriched uranium. The DOE-USEC Agreement provides that DOE will recommend against removal, in whole or in part, of USEC as the U.S. executive agent under the Russian Contract as long as USEC orders the specified amount of SWU from the Russian executive agent and complies with its obligations under the DOE-USEC Agreement and the Russian Contract. The DOE-USEC Agreement does not affect the ability of USEC to resign, or the U.S. Government to terminate USEC, as the U.S. executive agent, upon the provision of proper advance notice as provided in the April 1997 Memorandum of Agreement between USEC and the U.S. Department of State and DOE.

     Replacing Out-of-Specification Natural Uranium Inventory

      USEC has previously reported that certain natural uranium transferred to USEC from DOE prior to privatization contains elevated levels of technetium that would put the uranium out of specification for commercial use. At December 31, 2002, the amount of uranium inventory that may be impacted is approximately 9,200 metric tons with a cost of $230.9 million reported as part of long-term assets.

      Under the DOE-USEC Agreement signed in June 2002, DOE agreed to replace any natural uranium that is determined to be out-of-specification, subject to the following. USEC agreed to operate facilities at the Portsmouth plant at its own expense (other than site infrastructure expenses which are being paid by DOE) for 15 months in order to remove contaminants from a portion of the out-of-specification uranium. USEC expects costs to operate the facilities will total $21.0 million, of which $7.2 million was incurred in the six-month period ended December 31, 2002, and remaining costs of $13.8 million are expected over the nine-month period ending September 30, 2003. To compensate USEC for these clean-up costs, DOE will take title to depleted uranium generated by USEC at the Paducah plant over a four-year period up to a maximum of 23.3 million kilograms of uranium contained in depleted uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. USEC will release the United States from liability with respect to any out-of-specification uranium that is processed or replaced, and in any event in September 2003, USEC will release the United States for liability with respect to at least 2,800 metric tons of natural uranium.

      With respect to remaining out-of-specification natural uranium, for which DOE’s liability has not been released by USEC, DOE will attempt to engage third parties to determine whether the remaining uranium can be replaced, remedied or exchanged. If arrangements for replacement or clean up of this uranium are not in place by March 31, 2003, then DOE must, at its option, exchange, replace, clean up or reimburse USEC for 3,293 metric tons of uranium less the amount actually processed at the Portsmouth plant or accepted by USEC by March 31, 2003.

      DOE’s obligations to replace or remediate all remaining out-of-specification natural uranium continue until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least 1 million SWU per year at the Paducah plant or at a new enrichment facility. DOE’s obligations to replace or remediate out-of-specification natural uranium are subject to availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties are pursuing any necessary legislative authority, there can be no assurance that Congress will pass requisite legislation.

      In July 2002, USEC began operating facilities at the Portsmouth plant to remove contaminants from a portion of the out-of-specification uranium. Operational difficulties encountered during the start-up phase have not been resolved, and processing has not met targeted levels. USEC can provide no assurances that it will be able to remove contaminants from all 2,800 metric tons of natural uranium by September 2003. In the event that USEC is not able to remove contaminants from all 2,800 metric tons prior to its obligation to release the United States from liability with respect to such uranium, an impairment in the valuation of the portion of uranium inventory not processed could result. In addition, an impairment in the valuation of up to 9,200 metric tons of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification uranium for which DOE has assumed responsibility. Depending on the amount of uranium, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

     Domestic Enrichment Facilities

      Under the DOE-USEC Agreement, USEC agreed to operate the Paducah plant at a production rate at or above 3.5 million SWU per year. Historically, USEC has operated at production rates significantly above this level, and in calendar 2003, USEC expects to produce about 5 million SWU at the Paducah plant.

      The 3.5 million annual production level may not be reduced until six months before USEC has completed an advanced enrichment technology facility capable of producing 3.5 million SWU per year. If the Paducah plant is operated at less than the specified 3.5 million SWU in any given fiscal year, USEC may cure such defect by increasing SWU production to the 3.5 million SWU level in the ensuing fiscal year. The right to cure may be used only once by USEC in each lease period.

      If USEC does not maintain the requisite level of operations and has not cured the deficiency, USEC is required to waive its exclusive rights to lease the Paducah and Portsmouth plants. If USEC ceases operations at the Paducah plant or loses its certification from the NRC, DOE may take such actions as it deems necessary to transition operation of the plant from USEC to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts. In either such event, DOE may be released from its obligations under the DOE-USEC Agreement. USEC will be deemed to have “ceased operations” at the Paducah plant if it (a) produces less than 1 million SWU or (b) fails to meet specific maintenance and operational procedures established in the DOE-USEC Agreement.

      USEC agreed to maintain leased property at the Portsmouth plant (other than any leased property subject to USEC’s cold standby contract with DOE) in a condition to permit it to be considered as a possible site for USEC’s deployment of an enrichment facility using advanced uranium enrichment technology. If USEC does not maintain the applicable Portsmouth facilities or does not operate the facilities to remove technetium for 15 months as discussed above, USEC will waive any statutory exclusive right it has to lease the Portsmouth plant and will waive certain of its rights under the lease for the Portsmouth plant. Additionally, DOE can terminate the DOE-USEC Agreement and be released from its obligations under it.

     Advanced Enrichment Technology

      The DOE-USEC Agreement provides that USEC will begin operations of an enrichment facility at Paducah or Portsmouth using advanced technology with annual capacity of 1 million SWU (expandable to 3.5 million SWU) in accordance with certain milestones. The milestone schedule contains dates for various steps culminating in deployment of an advanced enrichment technology facility, including testing, NRC licensing, financing and construction. Following are the centrifuge project milestones over the near term, the first three of which have been achieved:

Milestone	Milestone Date	Date Achieved

USEC begins refurbishment of K-1600 centrifuge testing facility in Oak Ridge, Tennessee	December 2002	December 2002

USEC builds and begins testing a centrifuge end cap	January 2003	January 2003

Submit license application for lead cascade to NRC	April 2003	February 2003

NRC dockets lead cascade application	June 2003

First rotor tube manufactured	November 2003

Centrifuge testing begins	January 2005

Submit license application for commercial plant to NRC	March 2005

NRC dockets commercial plant application	May 2005

Begin lead cascade centrifuge manufacturing	June 2005

      Longer-term milestones include, among other things, that a centrifuge facility (a) begin commercial operations in Portsmouth by January 2009 and achieve an annual capacity of 1 million SWU by March 2010 or (b) begin commercial operations in Paducah by January 2010 and achieve an annual capacity of 1 million SWU by March 2011. If, for reasons within USEC’s control, USEC does not meet a milestone and the resulting delay will materially impact its ability to begin commercial operations on schedule, DOE may take any of the following actions:

•	terminate the DOE-USEC Agreement and be relieved of its obligations thereunder,

•	require USEC to reimburse DOE any costs caused by DOE expediting decontamination and decommissioning of facilities to be used by USEC for advanced technology,

•	require USEC to transfer to DOE royalty free exclusive rights to the centrifuge technology and data in the field of uranium enrichment,

•	require USEC to return any leased facilities upon which the advanced technology project was being or was intended to be constructed, and

•	except for plant facilities being operated, require USEC to waive its exclusive rights to lease the Paducah and Portsmouth plants.

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

      The successful demonstration and deployment of the American Centrifuge technology is dependent upon a number of DOE actions, including clean up of the Gas Centrifuge Enrichment Plant or GCEP facilities at the Portsmouth plant. In the event DOE fails to take appropriate and timely action, it could delay or disrupt USEC’s ability to meet the milestones scheduled in the DOE-USEC Agreement. According to the DOE-USEC Agreement, if USEC fails to meet a milestone and the failure is not due to negligence or is due to circumstances beyond its control, DOE and USEC will jointly agree to adjust the milestones to accommodate the delay. However, a delay could have an adverse effect on USEC’s schedule to demonstrate and deploy the American Centrifuge technology.

     General

      USEC and DOE formed a joint working group for the purposes of implementing the advanced technology deployment specified in the DOE-USEC Agreement. USEC and DOE agreed to consult with each other as necessary and appropriate to carry out the objectives of the DOE-USEC Agreement, including periodic meetings between the Deputy Secretary of Energy and the President/ CEO of USEC. The DOE-USEC Agreement contains certain force majeure provisions which excuse USEC’s failure to perform under the DOE-USEC Agreement if such failure arises from causes beyond the control and without fault or negligence of USEC. Moreover, the exercise of any of the remedies set forth in the DOE-USEC Agreement is subject to notice and appeal procedures contained therein.

      The foregoing summary of the DOE-USEC Agreement is qualified in its entirety by reference to the DOE-USEC Agreement, a copy of which was filed as an exhibit to a report on Form 8-K filed by USEC on June 21, 2002.

Highly Enriched Uranium from DOE

      Since 1998, DOE has been in the process of transferring 50 metric tons of highly enriched uranium to USEC. USEC expects to recover LEU containing an aggregate of 3.1 million SWU and 5,400 metric tons of uranium from downblending the highly enriched uranium. At December 31, 2002, 21 metric tons of highly enriched uranium had been transferred from DOE to USEC, 27% of the total expected LEU had been recovered, and 15% was in the process of downblending. USEC expects costs to complete downblending activities over the next four years will be less than the production costs that would be required to produce an equivalent amount of LEU. Factors affecting recoverability include the costs and risks of completing the transfers, processing and downblending required to convert the highly enriched uranium metal and oxide into LEU suitable for sale to utility customers.

Advanced Uranium Enrichment Technologies

     American Centrifuge

      USEC has selected U.S. centrifuge technology to replace its gaseous diffusion process and is working on the demonstration and deployment of a new centrifuge enrichment facility. From July 2002, USEC expects to spend approximately $150 million over a five-year period in preparation for construction of a 1 million SWU centrifuge plant under milestones set out in the DOE-USEC Agreement. A significant amount of centrifuge development costs are expected to be charged to expense until commercial plant costs begin to be capitalized. In calendar 2003, USEC expects advanced technology development costs will be in the range of $35-40 million. A commercial centrifuge plant is expected to cost approximately $1 to $1.5 billion.

      U.S. centrifuge technology, which was developed from 1960 through the mid-1980s by DOE, is a proven, workable technology. Centrifuge machines enrich uranium by spinning uranium hexafluoride at very high speeds, separating the lighter U235 from the heavier U238. The amount of separation performed by a centrifuge is dependent on the height or length and spinning speed of the centrifuge rotors. Work on this technology was terminated by DOE because of changing demand forecasts and DOE budget constraints. DOE spent more than $3 billion on research and development and construction of centrifuge facilities and operated full-scale centrifuge machines that achieved performance levels superior to today’s best operational centrifuges.

      In September 2002, USEC announced that it had finalized a $121 million Cooperative Research and Development Agreement (“CRADA”) with UT-Battelle LLC, the management and operating contractor for DOE’s Oak Ridge National Laboratory (“ORNL”). The CRADA, approved by DOE, extends through June 2007 and is being funded entirely by USEC.

      USEC leases two facilities in Oak Ridge, Tennessee for testing and fabrication of its centrifuge technology and has begun refurbishing the buildings, which contain centrifuge test equipment and related infrastructure. USEC has fabricated a key component of the new centrifuge machines and has begun testing it, which marks completion of the second in a series of milestones. In December 2002, USEC announced that it will site the American Centrifuge Demonstration Facility lead cascade at the Portsmouth plant in Piketon, Ohio. Operation of this advanced technology facility will demonstrate USEC enhancements to DOE’s centrifuge uranium enrichment technology. In February 2003, USEC submitted a license application for the lead cascade to NRC. Construction of a lead cascade containing up to 240 improved full-scale centrifuge machines will begin in 2004. The lead cascade is expected to begin operations in 2005 and will be used to gather data to reduce cost, schedule and technology performance uncertainties prior to initiating construction of a commercial plant in 2007.

     SILEX

      USEC has secured exclusive worldwide rights to the commercial use of the SILEX laser-based technology for enriching uranium hexafluoride, which USEC is developing in partnership with Silex Systems Limited in Australia. SILEX or Separation of Isotopes by Laser Excitation uses lasers to selectively excite the U235 isotopes, and not the U238 isotopes, enabling separation through a gas dynamic effect. In October 2002, the partnership agreement was amended to expand the project milestones and payment schedule, formalize a previously conditional royalty to USEC from commercialization of non-uranium isotope enrichment, and introduce a plan to seek a partner to commit new development funding. In the period October to December 2002, a series of SILEX experiments were completed, and, for the first time, small samples of uranium isotopes were separated, collected, and analyzed. SILEX shows potential as a third-generation enrichment technology. USEC continues to develop SILEX at a pace consistent with its stage of development.

Nuclear Regulatory Commission – Regulation

      The gaseous diffusion plants are certified and regulated by the NRC. The NRC issued Certificates of Compliance to USEC for the operation of the plants in November 1996 and began regulatory oversight in March 1997. In 1998, USEC applied for and NRC granted a renewal of the certifications for the five-year period ending December 2003. In March 2001, following completion of the assay upgrade project, the Paducah plant was certified by the NRC to produce enriched uranium up to an assay of 5.5% U235. In April 2003, USEC plans to apply for a renewal of the NRC certifications for an additional five-year period.

      The Paducah plant is located near the New Madrid fault line. NRC required seismic upgrading of two main process buildings at the Paducah plant to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. USEC completed the seismic modifications in July 2000.

      In response to the heightened security concerns following the events of September 11, 2001, NRC issued interim compensatory measures to USEC in June 2002 requiring additional security measures at the plants. USEC expects to incur costs of $11.7 million, including $4.1 million in capital costs, in calendar 2003 for the security measures. There may be additional measures based on NRC development of “design basis threat,” the cost of which, or cost sharing with DOE, is not known.

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

      Reference is made to information regarding an environmental matter involving Starmet CMI, EPA, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in the Notes to Consolidated Financial Statements.

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

Certain Arrangements Involving the U.S. Government

      USEC is a party to a significant number of agreements, arrangements and other activities with the U.S. Government that are important to USEC’s business, including:

•	leases for the gaseous diffusion plants and centrifuge development facilities;

•	the Executive Agent agreement under which USEC purchases the SWU component of LEU under the Russian Contract;

•	the DOE-USEC Agreement that addresses issues relating to the domestic uranium enrichment industry and advanced technology;

•	agreements under which DOE takes certain quantities of depleted uranium generated by USEC;

•	cold standby, uranium deposit removal and other contract services provided for DOE;

•	an agreement with DOE for the transfer and the downblending of highly enriched uranium; and

•	electric power purchase agreements with TVA and DOE.

Competition and Foreign Trade

      The highly competitive global uranium enrichment industry has four major producers of LEU:

•	USEC,

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by private German utilities,

•	Eurodif, a multinational consortium controlled by Cogema, a subsidiary of Areva, a company principally owned by the French government, and

•	the Russian Ministry of Atomic Energy, which sells LEU through Tenex, a Russian government-owned entity.

      There are also smaller suppliers in China and Japan that primarily serve a portion of their respective domestic markets.

      Global LEU suppliers compete primarily in terms of price, and secondarily on reliability of supply and customer service. USEC is committed to being competitive on price and delivering superior customer service. USEC believes that customers are attracted to its reputation as a reliable long-term supplier of enriched uranium and intends to continue strengthening this reputation with deployment of the American Centrifuge technology.

      While there are only a few primary suppliers, USEC estimates that the operating capacity of the suppliers is greater than world demand, and there is an additional supply of LEU available for commercial use from the dismantlement of nuclear weapons in the former Soviet Union and the United States. Limitations on imports of Russian LEU and other uranium products into the United States and other markets help mitigate the adverse effect of excess supply in those markets. Any additional increase in operating capacity of the suppliers or increased availability of Russian LEU would cause a further imbalance between global supply and demand.

      Urenco, Tenex, and producers in Japan and China use centrifuge technology to produce LEU, a more advanced technology than the gaseous diffusion process currently used by USEC and Eurodif. Urenco has reported the capacity of its facilities was 5.3 million SWU at the end of calendar 2001, and has an ongoing expansion program under which it has been increasing its capacity. Cogema, Eurodif’s parent company, and Urenco have announced plans to work together in the field of centrifuge technology to replace Eurodif’s gaseous diffusion plant with Urenco centrifuge technology by 2012 or thereafter.

      Louisiana Energy Services (“LES”), a group controlled by Urenco, a company owned by the British and Dutch governments and by certain German utilities, has announced plans to construct a uranium enrichment plant based on Urenco’s foreign centrifuge technology, near Hartsville, Tennessee. The proposed plant production is targeted for 1 million SWU by 2008 and 3 million SWU several years later. LES further announced that it is in the process of obtaining LEU commitments from U.S. nuclear utilities. LES is in the preliminary stages of applying for an NRC license and recently announced a further delay in its filing date for the formal submission of its NRC license application. The siting of LES’s proposed plant near Hartsville, Tennessee is subject to numerous proceedings to obtain local approval in the communities around Hartsville; however, final local approvals have not yet occurred.

      All of USEC’s current competitors are owned or controlled, in whole or in part, by foreign governments and may make business decisions influenced by political and economic policy considerations rather than exclusively commercial profit-maximizing considerations. Significant portions of the East and West European markets are closed to USEC as purchasers in these markets favor local producers as a result of government influence or political or legal considerations.

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

     Russian Suspension Agreement

      Imports of LEU produced in the Russian Federation are subject to a 1992 agreement suspending a U.S. Commerce Department (“DOC”) antidumping investigation (the “Russian SA”) that with limited exceptions, prohibits imports of LEU from Russia other than LEU derived from highly enriched uranium imported under the Russian Contract.

      Absent the restrictions imposed by the Russian SA or duties imposed under an antidumping order against imports of uranium products from the Russian Federation, USEC would face substantially increased competition, and market prices for SWU and LEU could be depressed adversely impacting USEC’s revenue or results of operations. By its terms, the Russian SA can be terminated by either the Russian or U.S. governments upon 90 days advance notice. In such a case, however, the 1992 antidumping investigation suspended by the Russian SA, including the high preliminary duties calculated at that time on imports of Russian uranium products, would be renewed. Alternatively, the Russian Federation could invoke procedures under the Russian SA, which provide for termination of both the suspended antidumping investigation and the Russian SA if the DOC makes certain specified determinations under a formal process specified in DOC regulations. Even if DOC, upon request by the Russian Federation, makes such determinations, the terms of the Russian SA indicate that the earliest that the Russian SA and the underlying investigation could be terminated under these procedures is March 31, 2004.

      In June 2002, DOC determined that the Russian Federation had evolved from non-market economy status to a “market economy.” USEC does not believe that this “market economy” decision will have an immediate impact on the Russian SA. How these changes would apply to any resumed antidumping investigation, or future antidumping or countervailing duty investigations, of LEU from the Russian Federation is uncertain.

     Investigation of Imports from France, Germany, the Netherlands and the United Kingdom

      In February 2002, DOC issued orders imposing antidumping and countervailing duties on imports of LEU from France, and countervailing duties on imports of LEU from Germany, the Netherlands and the United Kingdom. LEU is produced in France by Eurodif, a company controlled by Cogema, and is produced in Germany, the Netherlands, and the United Kingdom by Urenco. The orders require the posting of cash deposits of 32.1% on the value of LEU imports from France, and 2.23% on the value of LEU imports from Germany, the Netherlands and the United Kingdom. The orders were the culmination of investigations by DOC and ITC into allegations filed by USEC (joined by the Paper, Allied-Industrial, Chemical & Energy Workers International Union) that LEU imported from these countries was being subsidized and, in the case of LEU imports from France, sold at unfair prices, and was materially injuring or threatening to materially injure USEC.

      The orders do not prevent the importation of European LEU, but help to offset the European enrichers’ subsidies and unfair pricing practices. Appeals of the DOC and ITC determinations in these investigations are now pending before the U.S. Court of International Trade, and, depending upon the impact (if any) of the Court’s decisions on the scope or methodology of the investigations, may result in a future increase, decrease or elimination of the duties on some or all of these imports or the revocation of the antidumping and countervailing duty orders. Court-ordered remand proceedings before each agency, and/or subsequent appeals to the U.S. Court of Appeals for the Federal Circuit, are also possible. The European Union may challenge some or all of the DOC or ITC determinations under dispute settlement procedures of the World Trade Organization. Additionally, final duties could be changed or eliminated through annual administrative reviews to be conducted by DOC beginning in March 2003. It is not possible to predict the outcome or timing of these appeals, procedures or reviews.

     Stockpile of LEU Located in Kazakhstan

      In August 1999, USEC asked DOC to clarify that a stockpile of LEU containing approximately 3 million SWU, which was produced in Russia but located in Kazakhstan at the time of the break-up of the Soviet Union, falls within the scope of the Russian SA. DOC has not yet ruled. Unless DOC rules that the stockpile falls within the scope of the Russian SA, the stockpile could be sold in the United States free of any antidumping restrictions. Depending on the quantity imported, such sales could depress market prices and adversely affect USEC’s revenue or results of operations.

Employees

      USEC had 2,839 employees at December 31, 2002, compared with 2,913 employees at June 30, 2002. There were 2,664 employees at the plants (1,489 at the Paducah plant engaged principally in uranium enrichment activities and 1,175 at the Portsmouth plant providing contract services for DOE), 110 at headquarters in Bethesda, Maryland, and 65 at various locations developing the American Centrifuge technology.

      The Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”) and the Security, Police, Fire Professionals of America (“SPFPA”) represent 52% of the employees at the plants.

•	The contract with PACE Local 5-550 covering 665 employees at the Paducah plant expired January 31, 2003. On February 4, 2003, members of PACE Local 5-550 went on strike after rejecting a contract proposal that resulted from negotiations leading up to the expiration of the current labor contract.

•	The contract with SPFPA Local 111 covers 80 employees at the Paducah plant. In August 2002, terms of a new contract with a term until March 2, 2007, were ratified by SPFPA.

•	The contract with PACE Local 5-689 covers 554 employees at the Portsmouth plant. In December 1999, the contract was extended to May 2, 2004.

•	The contract with SPFPA Local 66 covers 74 employees at the Portsmouth plant. In September 2002, terms of a new contract with a term until August 4, 2007, were ratified by SPFPA.

Available Information

      USEC’s internet website is www.usec.com. USEC makes available on its website, without charge, access to its annual report on Form
10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed.

Item 3. Legal Proceedings

      Reference is made to information regarding (a) an environmental matter involving Starmet CMI, EPA, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, (b) a federal securities lawsuit filed against USEC in October 2000, and (c) other legal matters, reported in the Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

      USEC held its annual meeting of shareholders on November 6, 2002. As of the record date, September 12, 2002, there were 81.7 million shares of common stock outstanding and entitled to vote. 90% of those shares were represented at the annual meeting.

      A board of eight directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified. The number of votes cast for and withheld is set forth below. There were no abstentions or broker non-votes.

	For	Withheld

James R. Mellor, Chairman	72,588,528	855,909
Michael H. Armacost	72,792,808	651,628
Joyce F. Brown	72,776,458	667,979
John R. Hall	72,399,445	1,044,992
W. Henson Moore	72,816,971	627,466
Joseph F. Paquette, Jr.	72,422,574	1,021,863
William H. Timbers	72,602,591	841,846
James D. Woods	72,408,184	1,036,253

      The appointment of PricewaterhouseCoopers LLP as independent auditors was ratified with 72.3 million votes for (98.6% of votes cast) and 1.0 million against (1.4% of votes cast). There were .1 million abstentions.

Executive Officers

      Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at December 31, 2002, follow:

	Age at
Name	December 31, 2002	Position

William H. Timbers	53	President and Chief Executive Officer
Dennis R. Spurgeon	59	Executive Vice President and Chief Operating Officer
Sydney M. Ferguson	46	Senior Vice President
Timothy B. Hansen	39	Senior Vice President, General Counsel and Secretary
Philip G. Sewell	56	Senior Vice President
Henry Z Shelton, Jr.	59	Senior Vice President and Chief Financial Officer
J. Morris Brown	62	Vice President, Operations
Gary G. Ellsworth	54	Vice President, Government Relations
Robert Van Namen	41	Vice President, Marketing and Sales
Michael T. Woo	49	Vice President, Strategic Development
Charles B. Yulish	66	Vice President, Corporate Communications

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

      Timothy B. Hansen has been Senior Vice President, General Counsel and Secretary since August 2002, was Vice President, Deputy General Counsel and Secretary since August 2000, was Assistant General Counsel and Secretary since April 1999, and was Assistant General Counsel since May 1994.

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

      Charles B. Yulish has been Vice President, Corporate Communications since 1995.

PART II

Item 5. Market for Common Stock and Related Shareholder Matters

      USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.” High and low sales prices and cash dividends paid per share follow:

			Cash
			Dividends
	High	Low	Paid

Six-Month Period Ended December 31, 2002
October to December 2002	$7.02	$5.93	$.1375
July to September 2002	8.80	6.04	.1375
Fiscal Year Ended June 30, 2002
April to June 2002	10.20	6.35	.1375
January to March 2002	7.60	5.35	.1375
October to December 2001	8.18	6.07	.1375
July to September 2001	8.65	6.20	.1375
Fiscal Year Ended June 30, 2001
April to June 2001	10.95	6.90	.1375
January to March 2001	8.75	4.25	.1375
October to December 2000	5.38	3.88	.1375
July to September 2000	4.69	4.00	.1375

      There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At December 31, 2002, there were 81,773,000 shares of common stock issued and outstanding and 26,000 record holders of common stock. No preferred shares have been issued.

      USEC’s equity compensation plans are approved by security holders. Equity compensation information at December 31, 2002, follows (shares in thousands):

	Number of		Number of
	securities to be		securities remaining
	issued upon	Weighted-average	available for future
	exercise of	exercise price of	issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan:
Stock options	4,328	$6.63	2,137
Restricted stock or stock units, performance awards and other stock-based awards	–		955

	4,328		3,092
Employee Stock Purchase Plan	–		1,396

	4,328		4,488
Equity compensation plans not approved by security holders	–	–	–

	4,328		4,488

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

Item 6. Selected Financial Data

      Selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Selected financial data as of and for the six-month period ended December 31, 2002, and for each of the fiscal years in the five-year period ended June 30, 2002, have been derived from the Consolidated Financial Statements which have been audited by independent public accountants.

	Six-Month Periods
	Ended December 31,		Fiscal Years Ended June 30,

	2002	2001	2002		2001		2000	1999		1998

		(Unaudited)								Predecessor(1)
			(millions, except per share data)
Revenue:
Separative work units	$658.5	$775.8	$1,309.3		$1,057.3		$1,387.8	$1,475.0		$1,380.4
Uranium	49.3	84.8	116.9		86.6		101.6	53.6		40.8

Total revenue	707.8	860.6	1,426.2		1,143.9		1,489.4	1,528.6		1,421.2
Cost of sales	675.0	806.7	1,321.2		991.7		1,255.8	1,182.0		1,062.1

Gross profit	32.8	53.9	105.0		152.2		233.6	346.6		359.1
Special charges (credit):
Consolidating plant operations	–	–	(6.7	) (2)	–		141.5 (2)	–		–
Suspension of development of AVLIS technology	–	–	–		–		(1.2)	34.7	(3)	–
Workforce reductions	–	–	–		–		–	–		32.8
Privatization costs	–	–	–		–		–	–		13.8
Advanced technology development costs	16.0	5.7	12.6		11.4		11.4	106.4		136.7
Selling, general and administrative	27.6	24.2	50.7		48.8		48.9	40.3		34.7

Operating income (loss)	(10.8)	24.0	48.4		92.0		33.0	165.2		141.1
Interest expense	18.6	18.4	36.3		35.2		38.1	32.5		–
Other (income) expense, net	(6.8)	(2.0)	(10.4)		(8.1)		(10.5)	(16.8)		(5.2)

Income (loss) before income taxes	(22.6)	7.6	22.5		64.9		5.4	149.5		146.3
Provision (credit) for income taxes	(7.9)	2.8	6.3		(13.5	) (4)	(3.5)	(2.9	) (4)	–

Net income (loss)	$(14.7)	$4.8	$16.2		$78.4		$8.9	$152.4		$146.3

Net income (loss) per share-basic and diluted	$(.18)	$.06	$.20		$.97		$.10	$1.52
Dividends per share	$.275	$.275	$.55		$.55		$.825	$.825
Average number of shares outstanding	81.6	80.9	81.1		80.7		90.7	99.9

		June 30,
	December 31,
	2002	2002	2001	2000	1999	1998

						Predecessor(1)
	(millions)
Balance Sheet Data
Cash and cash equivalents	$171.1	$279.2	$122.5	$73.0	$86.6	$1,177.8	(5)
Inventories:
Current	862.1	889.7	1,137.5	865.3	933.4	1,211.3
Long-term	390.2	415.5	420.2	436.4	574.4	561.0
Total assets	2,049.5	2,168.0	2,207.5	2,084.4	2,360.2	3,471.3
Short-term debt	–	–	–	50.0	50.0	–
Long-term debt	500.0	500.0	500.0	500.0	500.0	–
Other liabilities	265.0	263.2	307.6	281.1	195.0	503.3	(6)
Stockholders’ equity	914.4	949.3	972.8	947.3	1,135.4	2,420.5	(5)
Number of shares outstanding	81.8	81.3	80.6	82.5	99.2

(1)	Selected financial data for fiscal 1998 have been derived from the financial statements of United States Enrichment Corporation (“Predecessor”), a corporation then wholly owned by the U.S. Government. In fiscal 1998, there was no short or long-term debt, interest expense, provision for income taxes, net income per share, or dividends per share for the Predecessor.

(2)	The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in fiscal 2002 represents a change in estimate of costs for consolidating plant operations.

The plan to consolidate plant operations and cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $141.5 million ($88.7 million or $.97 per share after tax) in fiscal 2000, including asset impairments of $62.8 million, severance benefits of $45.2 million, and lease turnover and other exit costs of $33.5 million.

(3)	The suspension of development of the AVLIS enrichment technology resulted in special charges of $34.7 million ($22.7 million or $.23 per share after tax) in fiscal 1999.

(4)	The provision (credit) for income taxes includes special income tax credits of $37.3 million (or $.46 per share) in fiscal 2001 and $54.5 million (or $.54 per share) in fiscal 1999 for deferred income tax benefits that arose from the transition to taxable status. The special tax credit in fiscal 2001 represents a change in estimate resulting from a reassessment of certain deductions for which related income tax savings were not certain.

(5)	An exit dividend of $1,709.4 million was paid to the U.S. Government at the time of the initial public offering in July 1998.

(6)	Other liabilities include accrued liabilities for the disposition of depleted uranium. Pursuant to the USEC Privatization Act, depleted uranium generated by USEC at the time of the initial public offering in July 1998 was transferred to DOE, and the accrued liability of $373.8 million for the disposition of depleted uranium was transferred to stockholders’ equity in fiscal 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report.

Overview

      USEC, a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for nuclear reactors to produce electricity.

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

     Critical Accounting Policies

      The summary of significant accounting policies and the other notes to the consolidated financial statements included in this transition report on Form 10-K provide a description of relevant information regarding USEC’s significant and critical accounting policies with respect to the following:

•	revenue recognition, including deferred revenue and advances from customers,

•	inventories of uranium and SWU and inventory costing methods, classifications and valuations,

•	assets and liabilities relating to the generation and future disposition of depleted uranium,

•	power costs and related contractual commitments,

•	deferred income taxes and related valuation allowance, and

•	special charges and liabilities for consolidating plant operations.

      Revenue includes estimates and judgments relating to the recognition of deferred revenue and price adjustments under contracts with customers that involve pricing based on inflation rates and customers’ nuclear fuel requirements. SWU and uranium inventories include estimates and judgments for production quantities and costs and the replacement or remediation of out-of-specification uranium by the U.S. Department of Energy (“DOE”). Costs include estimates of future costs for the storage, transportation and disposition of depleted uranium and the treatment and disposal of hazardous, low-level radioactive and mixed wastes. Power costs include estimates and judgments for USEC’s pro rata share of decommissioning, demolition and shutdown and postretirement health and life benefit obligations of a power supplier. Income taxes include estimates and judgments for the tax bases of assets and liabilities and the future recoverability of deferred tax items. Judgments and estimates inherent in special charges for consolidating plant operations include the timing and amount of asset impairments, and future costs to complete plant lease turnover and other requirements. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

     Revenue

      Revenue is derived from sales of the SWU component of LEU, from sales of the SWU and uranium components of LEU, and from sales of uranium. Since orders for LEU to refuel customer reactors occur once every 12, 18 or 24 months and are large in amount, averaging $12.0 million per order, the percentage of revenue attributable to any customer or group of customers from a particular geographic region can vary significantly quarter to quarter or year to year. However, customer requirements and orders over the longer-term are more predictable.

      Agreements with electric utilities are generally long-term requirements contracts under which customers are obligated to purchase a specified percentage of their requirements for the SWU component of LEU. USEC also sells uranium under requirements contracts; sales of uranium are generally less than 10% of total revenue. Customers, however, are not obligated to make purchases or payments if they do not have any requirements. Based on customers’ estimates of their requirements and certain other assumptions, including estimates of inflation rates, at December 31, 2002, USEC had long-term requirements contracts aggregating $4.1 billion through 2010 (including $2.4 billion through 2005), compared with $4.5 billion at June 30, 2002, and $5.4 billion at June 30, 2001.

      USEC’s backlog of contract commitments is declining and, consistent with industry trends, is more heavily weighted with contracts with shorter terms and lower prices. USEC estimates its market share of the SWU component of LEU purchased by and shipped to utilities in North America was 59% in calendar 2002, compared with 69% in calendar 2001 and 64% in calendar 2000. In the world market, USEC estimates its market share was 32% in calendar 2002, compared with 34% in calendar year 2001 and 35% in calendar 2000. The timing and movement of customer orders also contributes to changes in market share.

      Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. The timing of larger orders for initial core requirements for new nuclear reactors also can affect revenue. Customer requirements and orders are more predictable over the longer term, and USEC believes its performance is best measured on an annual, or even longer, business cycle.

      Revenue could be adversely affected by actions of the Nuclear Regulatory Commission (“NRC”) or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. Nuclear regulators in Japan are conducting special reactor inspections of several reactor operators in Japan after acknowledgements of falsified examination results and unauthorized repairs. As a result, the Japanese nuclear industry is undergoing an evaluation of its management practices and regulatory regime. Japan’s Ministry of Economy, Trade and Industry has ordered that one reactor be shut down for a year as a penalty and 17 other reactors are being temporarily shut down for special inspections in addition to regular maintenance. USEC supplies LEU for some of these reactors. USEC does not expect revenue in calendar 2003 will be affected by the temporary shutdowns, but revenue for such customers may be reduced in connection with reactor refuelings in calendar 2004. An extended shutdown of reactors in Japan would have an adverse effect on USEC’s revenue and results of operations.

      USEC’s financial performance over time can be significantly affected by changes in prices for SWU. A trend toward lower average SWU prices billed to customers will continue as older contracts with higher prices expire and the sales backlog becomes more heavily weighted with contracts negotiated in the late 1990s with flexible quantities and lower prices. Some contracts contain flexibilities that allow customers to purchase additional quantities at lower prices. USEC expects a decline of 1.5% in the average price billed to customers in calendar 2003, following declines of 1.5% in the six-month period ended December 31, 2002, and 3% in fiscal 2002, compared with the corresponding periods in the prior years.

      The base-year market price for SWU under new long-term contracts, as published by Trade Tech in Nuclear Market Review, was $105 per SWU at December 31, 2002, the same as at June 30, 2002. The SWU price had increased 3% in fiscal 2002 and 23% in fiscal 2001. The long-term market price for uranium hexafluoride was $33.29 per kilogram at December 31, 2002, an increase of 3% compared with $32.38 per kilogram at June 30, 2002. The long-term uranium price had increased 4% in fiscal 2002 and 11% in fiscal 2001. Since a substantial portion of USEC’s sales are under long-term contracts, the positive impact of higher market prices will be realized in future periods and will help offset lower-priced contracts.

      Future market prices will be impacted by the long-term results of the U.S. Government’s international trade actions, trade policies in overseas’ markets, fundamental supply and demand shifts, the availability of secondary supplies, and actions of European competitors. Increased competition among enriched uranium suppliers for new sales commitments could cause prices to trend lower. Business decisions by utilities that take into account economic factors, such as the price and availability of alternate fossil fuels, consolidation within the electric power industry, the need for generating capacity and the cost of maintenance, could result in suspended operations or early shutdowns of some reactors.

      USEC’s contracts are denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, USEC may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of the primary competitors are denominated in the major European currencies.

      In February 2002, the U.S. Department of Commerce (“DOC”) issued orders imposing antidumping and countervailing duties on imports of LEU from France, and countervailing duties on imports of LEU from Germany, the Netherlands and the United Kingdom. LEU is produced in France by Eurodif, a company controlled by Cogema, and is produced in Germany, the Netherlands, and the United Kingdom by Urenco. The orders require the posting of cash deposits of 32.1% on the value of LEU imports from France, and 2.23% on the value of LEU imports from Germany, the Netherlands and the United Kingdom. The orders were the culmination of investigations by DOC and the U.S. International Trade Commission (“ITC”) into allegations filed by USEC (joined by the Paper, Allied-Industrial, Chemical & Energy Workers International Union) that LEU imported from these countries was being subsidized and, in the case of LEU imports from France, sold at unfair prices, and was materially injuring or threatening to materially injure USEC.

      The orders do not prevent the importation of European LEU, but help to offset the European enrichers’ subsidies and unfair pricing practices. Appeals of the DOC and ITC determinations in these investigations are now pending before the U.S. Court of International Trade, and, depending upon the impact (if any) of the Court’s decisions on the scope or methodology of the investigations, could result in a future increase, decrease or elimination of the duties on some or all of these imports or the revocation of the antidumping and countervailing duty orders. Court-ordered remand proceedings before each agency, and/or subsequent appeals to the U.S. Court of Appeals for the Federal Circuit, are also possible. The European Union may challenge some or all of the DOC and ITC determinations under the dispute settlement procedures of the World Trade Organization. Additionally, final duties could be changed or eliminated through annual administrative reviews to be conducted by DOC beginning in March 2003. It is not possible to predict the outcome or timing of these appeals, procedures or reviews.

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

      In recent years, cost of sales per SWU has trended upward. This trend has stabilized and is expected to improve as the favorable impact of purchases from Russia under the new market-based contract amendment, workforce reductions and plant consolidation initiatives, and lower costs for depleted uranium disposition over time lower inventory costs and improve cost of sales.

     Purchase Costs

      USEC is the Executive Agent of the U.S. Government under a government-to-government agreement (“Russian Contract”) to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. USEC contracts for purchases under the Russian Contract on a calendar year basis.

      In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining term of the Russian Contract through 2013. An amendment to the Russian Contract created a market-based mechanism to determine prices beginning in calendar year 2003 and continuing through 2013. In consideration for this stable and economic structure for the future, USEC agreed to extend the calendar year 2001 price of $90.42 per SWU through calendar year 2002. Beginning in calendar year 2003, prices will be determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index will be used to minimize the disruptive effect of any short-term market price swings.

      Under the amended contract, USEC agreed to continue to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013, including such amount in calendar year 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. USEC also agreed to purchase over two or more years after 2002 a total of 1.6 million SWU that USEC had ordered in 1999 but Tenex had not been able to deliver. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. A significant delay in purchasing, shipping or receiving LEU from Russia would have an adverse effect on USEC’s results of operations.

      Under the terms of a 1997 memorandum of agreement between USEC and the U.S. Government, USEC can be terminated, or resign, as the U.S. Executive Agent, or one or more additional executive agents may be named. Any new executive agent could represent a significant new competitor that could adversely affect USEC’s results of operations.

     Production Costs

      The Paducah plant requires significant amounts of electric power to enrich uranium. USEC purchases a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with Tennessee Valley Authority (“TVA”). Prices for electric power under the TVA contract are fixed until May 2006. In addition, USEC purchases a portion of the electric power from Electric Energy, Inc. (“EEI”) under a power purchase agreement between DOE and EEI. DOE transferred the benefits of the EEI power purchase agreement to USEC. Costs for electric power purchased from EEI are based on actual costs incurred by EEI to generate or to purchase electric power in the open market for USEC.

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

      As a result of declines in the equity markets affecting the market value of pension plan assets and the decline in interest rates affecting pension and postretirement health benefit obligations, USEC expects significantly higher costs for pension and postretirement health benefit plans in calendar 2003. The rate used to discount benefit obligations was reduced to 6.75% from 7.25%. In addition, pension costs will increase in calendar 2003 as a result of initial amortization of an actuarial loss. The unrecognized actuarial loss was $96.0 million at December 31, 2002, compared with $25.0 million at June 30, 2002. The increase in the actuarial loss resulted from the difference between the actual return on plan assets compared with the expected return of 9%. Pension benefit obligations of $521.2 million were substantially (or 97%) funded at December 31, 2002. Although postretirement health and life benefit obligations are typically funded on a pay-as-you-go basis, USEC’s obligations of $193.3 million were 22% funded at December 31, 2002.

      USEC accrues estimated costs for the future disposition of depleted uranium generated as a result of its operations. The long-term liability for depleted uranium is dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. USEC stores depleted uranium at the plants and continues to evaluate various alternatives for its disposition. Under the DOE-USEC Agreement, DOE will take title to depleted uranium generated by USEC at the Paducah plant over a four-year period up to a maximum of 23.3 million kilograms of uranium.

     Replacing Out-of-Specification Natural Uranium Inventory

      USEC has previously reported that certain natural uranium transferred to USEC from DOE prior to privatization contains elevated levels of technetium that would put the uranium out of specification for commercial use. At December 31, 2002, the amount of uranium inventory that may be impacted is approximately 9,200 metric tons with a cost of $230.9 million reported as part of long-term assets.

      Under the DOE-USEC Agreement signed in June 2002, DOE agreed to replace any natural uranium that is determined to be out-of-specification, subject to the following. USEC agreed to operate facilities at the Portsmouth plant at its own expense (other than site infrastructure expenses which are being paid by DOE) for 15 months in order to remove contaminants from a portion of the out-of-specification uranium. USEC expects costs to operate the facilities will total $21.0 million, of which $7.2 million was incurred in the six-month period ended December 31, 2002, and remaining costs of $13.8 million are expected over the nine-month period ending September 30, 2003. To compensate USEC for these clean-up costs, DOE will take title to depleted uranium generated by USEC at the Paducah plant over a four-year period up to a maximum of 23.3 million kilograms of uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. USEC will release the United States from liability with respect to any out-of-specification uranium that is processed or replaced, and in any event in September 2003, USEC will release the United States for liability with respect to at least 2,800 metric tons of natural uranium.

      With respect to remaining out-of-specification natural uranium, for which DOE’s liability has not been released by USEC, DOE will attempt to engage third parties to determine whether the remaining uranium can be replaced, remedied or exchanged. If arrangements for replacement or clean up of this uranium are not in place by March 31, 2003, then DOE must, at its option, exchange, replace, clean up or reimburse USEC for 3,293 metric tons of uranium less the amount actually processed at the Portsmouth plant or accepted by USEC by March 31, 2003.

      DOE’s obligations to replace or remediate all remaining out-of-specification natural uranium continue until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least 1 million SWU per year at the Paducah plant or at a new enrichment facility. DOE’s obligations to replace or remediate out-of-specification natural uranium are subject to availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties are pursuing any necessary legislative authority, there can be no assurance that Congress will pass requisite legislation.

      In July 2002, USEC began operating facilities at the Portsmouth plant to remove contaminants from a portion of the out-of-specification uranium. Operational difficulties encountered during the start-up phase have not been resolved, and processing has not met targeted levels. USEC can provide no assurances that it will be able to remove contaminants from all 2,800 metric tons of natural uranium by September 2003. In the event that USEC is not able to remove contaminants from all 2,800 metric tons prior to its obligation to release the United States from liability with respect to such uranium, an impairment in the valuation of the portion of uranium inventory not processed could result. In addition, an impairment in the valuation of up to 9,200 metric tons of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification uranium for which DOE has assumed responsibility. Depending on the amount of uranium, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

     Advanced Technology Development Costs

      Under the DOE-USEC Agreement reached in June 2002, USEC is moving ahead with its plan to demonstrate, and, before the end of the decade, deploy, the American Centrifuge technology. Beginning July 2002, USEC expects to spend approximately $150 million over a five-year period in preparation for construction of a 1 million SWU centrifuge plant under milestones set out in the DOE-USEC Agreement. A significant amount of centrifuge development costs are expected to be charged to expense until commercial plant costs begin to be capitalized. Preliminary work at centrifuge test facilities in Oak Ridge, Tennessee is underway, and the first three milestones under the DOE-USEC Agreement have been achieved.

      In December 2002, USEC announced that it will site the lead cascade centrifuge uranium enrichment test facility at the Portsmouth plant in Piketon, Ohio. In February 2003, USEC submitted a license application for the lead cascade to NRC. Construction of a lead cascade containing up to 240 improved full-scale centrifuge machines will begin in 2004. The lead cascade is expected to begin operations in 2005 and will be used to gather data to reduce cost, schedule and technology performance uncertainties prior to initiating construction of a commercial plant in 2007.

Results of Operations

      The following table sets forth certain items as a percentage of revenue:

	Six-Month
	Periods Ended		Fiscal Years Ended
	December 31,		June 30,

	2002	2001	2002	2001	2000

Revenue:
Domestic	55%	70%	67%	49%	62%
Asia	33	24	29	46	32
Europe and other	12	6	4	5	6

Total revenue	100%	100%	100%	100%	100%
Cost of sales	95	94	93	87	84

Gross profit	5	6	7	13	16
Special charges (credit) for consolidating plant operations	–	–	–	–	10
Advanced technology development costs	2	–	1	1	1
Selling, general and administrative	4	3	3	4	3

Operating income (loss)	(1)	3	3	8	2
Interest expense	3	2	2	3	2
Other (income) expense, net	(1)	–	–	(1)	(1)

Income (loss) before income taxes	(3)	1	1	6	1
Provision (credit) for income taxes	(1)	–	–	(1)	–

Net income (loss)	(2)%	1%	1%	7%	1%

Results of Operations – Six-Month Periods Ended December 31, 2002 and 2001

     Revenue

      Because USEC’s customers place orders under their long-term contracts generally on a cycle of 12 to 24 months, quarterly or six-month comparisons of the financial results are not necessarily indicative of USEC’s longer-term results.

      Revenue from sales of the SWU component of LEU amounted to $658.5 million in the six-month period ended December 31, 2002, a reduction of $117.3 million (or 15%) from $775.8 million in the corresponding period of calendar 2001. The reduction was due to lower contractual commitments from domestic customers, the timing and movement of customer orders, and a decline of 1.5% in average prices billed to customers. The volume of SWU sold was 14% lower. USEC expects revenue from sales of SWU will be about $1.2 billion in calendar 2003.

      Revenue from sales of uranium was $49.3 million in the six-month period ended December 31, 2002, a reduction of $35.5 million (or 42%) from $84.8 million in the corresponding period of calendar 2001. The reduction was due to lower volumes. Sales of uranium represented 7% of total revenue in the six-month period ended December 31, 2002, compared with 10% in the corresponding period of calendar 2001. USEC expects revenue from sales of uranium will be about $110 million, or 8% of total revenue, in calendar 2003.

      In the six-month period ended December 31, 2002, revenue from domestic customers declined $214.9 million (or 36%), revenue from customers in Asia increased $26.1 million (or 13%), and revenue from customers in Europe and other areas increased $36.0 million (or 70%) compared with the corresponding period of calendar 2001. The reductions in revenue and the percentage of revenue from domestic customers reflect the timing and the movement of customer orders and lower contractual commitments.

     Cost of Sales

      Cost of sales amounted to $675.0 million in the six-month period ended December 31, 2002, a reduction of $131.7 million (or 16%) from $806.7 million in the corresponding period of calendar 2001. The reduction primarily reflects the lower volumes of SWU and uranium sold. Cost of sales benefited from lower production costs for depleted uranium disposition resulting from the DOE-USEC Agreement signed in June 2002. Cost of sales in the six-month period ended December 31, 2002, was increased by costs accrued for the environmental cleanup of a depleted uranium disposal facility owned by Starmet CMI, a bankrupt contractor.

     Purchase Costs

      Purchases of the SWU component of LEU under the Russian Contract amounted to $327.0 million in the six-month period ended December 31, 2002, about the same as in the corresponding period in calendar 2001. Unit costs of $90.42 per SWU, excluding shipping charges, were the same in both periods. Purchases represented 54% of the combined produced and purchased supply mix in the six-month period ended December 31, 2002, compared with 63% in the corresponding period in calendar 2001. USEC expects purchases under the Russian Contract will approximate 48% of its supply mix in calendar 2003.

     Production Costs

      Total production costs increased in the six-month period ended December 31, 2002, compared with the corresponding period in calendar 2001. USEC substantially increased production over the low level in the 2001 period. However, unit production costs improved 13% reflecting more efficient operations and a more rapid return to full production following the summer of 2002. Electric power costs amounted to $164.8 million in the six-month period ended December 31, 2002, an increase of $42.6 million (or 35%) from $122.2 million in the corresponding period of calendar 2001. Power costs represented 60% of production costs, compared with 53% in the corresponding period of calendar 2001. Higher production costs were offset in part by lower costs for depleted uranium disposition. Under the DOE-USEC Agreement, DOE will take title for depleted uranium generated by USEC at the Paducah plant over a four-year period.

     Gross Profit

      Gross profit amounted to $32.8 million in the six-month period ended December 31, 2002, a reduction of $21.1 million (or 39%) from $53.9 million in the corresponding period of calendar 2001. The average

SWU price billed to customers declined 1.5%, and SWU and uranium sales volumes were lower. Gross margin was 4.6%, compared with 6.3% in the corresponding period of calendar 2001.

     Advanced Technology Development Costs

      Advanced technology development costs amounted to $16.0 million in the six-month period ended December 31, 2002, compared with $5.7 million in the corresponding period of calendar 2001. Centrifuge development activities accelerated following the DOE-USEC Agreement signed in June 2002. Although development costs are charged to expense, the demonstration and deployment of the American Centrifuge technology will help ensure USEC’s long-term competitive position.

     Selling, General and Administrative

      Selling, general and administrative expenses amounted to $27.6 million in the six-month period ended December 31, 2002, an increase of $3.4 million (or 14%) from $24.2 million in the corresponding period of calendar 2001. Higher expenses were incurred for compensation, recruiting, relocation, and insurance.

     Other Income (Expense), Net

      Other income includes interest income and the net amount of income or expense from contract services for DOE and others. Other income amounted to $6.8 million in the six-month period ended December 31, 2002, compared with $2.0 million in the corresponding period of calendar 2001. USEC earned the net amount of $3.6 million from contract services, including recovery of $1.0 million from the resolution of a contract billing, in the six-month period ended December 31, 2002, compared with a net expense of $2.9 million in the corresponding period of calendar 2001.

     Operating Income (Loss)

      The operating loss amounted to $10.8 million in the six-month period ended December 31, 2002, compared with operating income of $24.0 million in the corresponding period of calendar 2001. The reduction primarily reflects lower gross profit and planned higher costs for centrifuge development.

     Interest Expense

      Interest expense amounted to $18.6 million in the six-month period ended December 31, 2002, about the same as in the corresponding period of calendar 2001.

     Provision (Credit) for Income Taxes

      The provision (credit) for income taxes in the six-month period ended December 31, 2002, reflects an effective income tax rate of 35% compared with 37% in the corresponding period of calendar 2001.

     Net Income (Loss)

      There was a net loss of $14.7 million (or $.18 per share) in the six-month period ended December 31, 2002, compared with net income of $4.8 million (or $.06 per share) in the corresponding period of calendar 2001. The reduction primarily reflects lower gross profit and planned higher costs for centrifuge development.

2003 Outlook

      In calendar year 2003, USEC expects revenue of approximately $1.3 billion, including natural uranium sales of about $110 million. Due to lower-priced contracts signed in earlier years, average prices billed to customers are expected to decline about 1.5% compared with calendar 2002. USEC remains focused on signing contracts at today’s higher market prices to reverse this decline.

      USEC reiterates its earnings guidance of $14 to $16 million for calendar 2003. This forecast reflects a continued emphasis on controlling production costs and realizing lower purchase costs under the Russian Contract that will improve gross margins. In addition, USEC will continue its investment in advanced technology that will position the Company to deploy the American Centrifuge technology by the end of the decade. These costs are being expensed for accounting purposes through the demonstration phase of the program. The net income forecast for 2003 would be $20 million higher without this investment in the American Centrifuge technology.

      USEC expects quarterly earnings patterns in calendar 2003 to be approximately breakeven in the first quarter, roughly equal net income in the second and fourth quarters and a loss in the third quarter. Earnings in 2003 will be driven by business performance and are dependent upon a number of factors, including:

•	Meeting targets for revenue; a substantial amount of the projected revenue is under contract.

•	Continuing to reduce production costs at the Paducah plant in a timely manner.

•	Concluding the definization of the cold standby contract at the Portsmouth plant, including fee negotiations; and legislative approval of DOE funding levels for cold standby work.

•	Maintaining costs according to plan.

      Net cash provided by operating activities in calendar 2003 is expected to be in a range of $60 to $80 million. USEC expects capital spending to be in a range of $20 to $25 million, and anticipates ending 2003 with a cash balance of at least $150 million.

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

     Cost of Sales

      Cost of sales amounted to $1,321.2 million in fiscal 2002, an increase of $329.5 million (or 33%) from $991.7 million in fiscal 2001. As a percentage of revenue, cost of sales amounted to 93%, compared with 87% in fiscal 2001. The increase in cost of sales reflects the 27% increases in the volumes of both SWU and uranium sold, lower purchases of the SWU component of LEU under the Russian Contract, and continuing high unit production costs. Purchases under the Russian Contract were 16% lower in fiscal 2002, compared with fiscal 2001, as a result of the delay in the approval by the United States Government of the contract amendment with new market-based pricing terms. In addition, production costs benefited from lower costs for depleted uranium disposition resulting from the DOE-USEC Agreement. Cost of sales in fiscal 2001 had benefited from the monetization of excess power at the Portsmouth plant in the summer of 2000. USEC ceased uranium enrichment operations at the Portsmouth plant in May 2001.

      Purchases of the SWU component of LEU from the Russian Federation represented 50% of the combined produced and purchased supply mix in fiscal 2002, compared with 52% in fiscal 2001 and 41% in fiscal 2000.

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

     Other Income (Expense), Net

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

     Cost of Sales

      Cost of sales amounted to $991.7 million in fiscal 2001, a reduction of $264.1 million (or 21%) from $1,255.8 million in fiscal 2000. The reductions reflect lower sales of the SWU component of LEU, partly offset by continued higher unit production costs at the plants. Cost of sales continued to be adversely affected by lower production volumes and higher unit costs. USEC increased purchases of the SWU component of LEU imported from Russia and lost sales to aggressive and unfair pricing by foreign competitors. Cost of sales in fiscal 2001 reflects a significant portion of the benefit from the monetization of excess power at the Portsmouth plant in the summer of 2000. As a percentage of revenue, cost of sales amounted to 87%, compared with 83% in fiscal 2000.

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

      Uranium inventories are valued at the lower of cost or market. In fiscal 2000, a uranium inventory valuation adjustment of $19.5 million was charged to cost of sales to reflect spot market prices prevailing at June 30, 2000. Market prices of uranium hexafluoride improved in fiscal 2001 with market prices for uranium hexafluoride at June 30, 2001, quoted 20% higher than June 30, 2000.

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

     Net Income

      Net income amounted to $78.4 million (or $.97 per share) in fiscal 2001 and $8.9 million (or $.10 per share) in fiscal 2000. There was a special income tax credit of $37.3 million (or $.46 per share) in fiscal 2001, and there was a special charge of $88.7 million (or $.97 per share) in fiscal 2000 for consolidating plant operations.

      The average number of shares of common stock outstanding was 80.7 million in fiscal 2001, a reduction of 10.0 million shares (or 11%) from 90.7 million shares in fiscal 2000. The reduction reflects the repurchase of common stock.

Liquidity and Capital Resources

     Liquidity and Cash Flows

      Net cash outflow from operating activities amounted to $69.5 million in the six-month period ended December 31, 2002, compared with a net cash outflow of $8.1 million in the corresponding period of calendar 2001. A substantial reduction in inventories, primarily the liquidation of SWU inventories, contributed to operating cash flow in the 2001 period. The timing of cash payments under the Russian Contract, the timing of collections of trade receivables, and lower operating results reduced cash flow in the six-month period ended December 31, 2002. In addition, deliveries against advances from customers resulted in non-cash revenue.

      Net cash flow from operating activities amounted to $262.4 million in fiscal 2002, compared with $207.6 million in fiscal 2001. Cash flow in fiscal 2002 reflects the substantial reduction of $236.7 million in inventories, and an increase in trade payables under the Russian Contract, partly offset by a reduction in deferred revenue and advances from customers. Lower net income and cash payments for consolidating plant operations and income taxes reduced cash flow in fiscal 2002.

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

      Capital expenditures amounted to $12.4 million in the six-month period ended December 31, 2002, compared with $14.6 million in the corresponding period of calendar 2001. Capital expenditures in the six-month period ended December 31, 2002, include costs for replacement equipment and, in the 2001 period, included costs to upgrade transfer and shipping facilities at the Paducah plant.

      Compliance with NRC regulations requires that USEC provide financial assurances regarding the cost of the eventual disposition of depleted uranium for which USEC retains disposal responsibility. An insurance deposit of $21.4 million was paid in the six-month period ended December 31, 2001 in connection with the issuance of a surety bond for the eventual disposition of depleted uranium.

      Dividends paid to stockholders amounted to $22.4 million in the six-month period ended December 31, 2002, about the same as in the corresponding period of calendar 2001. Dividends paid to stockholders amounted to $44.6 million in fiscal 2002, about the same as in fiscal 2001.

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

      There were no short-term borrowings at December 31, 2002, or June 30, 2002. USEC has not drawn on its short-term credit facilities since December 2000 and does not anticipate short-term borrowings in the near future, but believes it is prudent to have a working capital facility in place.

      On September 27, 2002, United States Enrichment Corporation, a wholly owned principal operating subsidiary of USEC, entered into a three-year syndicated revolving credit facility and terminated the existing bank credit facility that had been scheduled to expire in July 2003. The new three-year facility provides up to $150 million in revolving credit commitments (including up to $50 million in letters of credit) and is secured by certain assets of the subsidiary and, subject to certain conditions, certain assets of USEC. Borrowings under the new facility are subject to limitations based on percentages of eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC.

      Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus  1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At December 31, 2002, USEC was in compliance with covenants under the revolving credit facility.

      Deferred financing costs for the revolving credit facility amounted to $4.7 million in the six-month period ended December 31, 2002, and are being amortized to interest expense over the three-year term of the facility.

      The total debt-to-capitalization ratio was 35% at December 31, 2002, compared with 34% at June 30, 2002.

      In October 2002, Standard & Poor’s lowered the rating of USEC’s senior notes ($500 million) to BB-, affirmed the BB corporate credit rating, assigned a BBB- rating to the revolving credit facility ($150 million), and indicated a negative outlook. In November 2002, Moody’s lowered the rating of the senior notes from Ba1 to Ba2 with a negative outlook and assigned USEC a senior implied rating of Ba1.

      At December 31, 2002, USEC had contractual commitments for long-term debt, purchases of electric power for the Paducah plant, purchases of the SWU component of LEU ordered under the Russian Contract, and downblending highly enriched uranium from DOE, estimated as follows (in millions):

	Payments Due

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt	$–	$–	$350.0	$150.0	$500.0
Power purchase commitments	331.9	530.3	145.5	–	1,007.7
Commitments under Russian Contract and for highly enriched uranium from DOE	579.7	59.6	11.6	–	650.9

	$911.6	$589.9	$507.1	$150.0	$2,158.6

      The amounts included for purchase commitments under the Russian Contract at December 31, 2002, include estimated costs for 5.5 million SWU ordered for calendar 2003. In addition, under the amendment to the Russian Contract approved by the U.S. and Russian governments in June 2002, USEC agreed to continue to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013, including such amount in calendar year 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. The amendment also provides that, after the end of calendar year 2007, USEC and Tenex may agree on appropriate adjustments, if necessary, to ensure that Tenex receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract to December 31, 2002, USEC had purchased the SWU component at an aggregate cost of $2,744 million.

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

      A summary of working capital follows (in millions):

	December 31,	June 30,	June 30,
	2002	2002	2001

Cash and cash equivalents	$171.1	$279.2	$122.5
Accounts receivable	225.4	185.1	175.8
Inventories	862.1	889.7	1,137.5
Accounts payable and other assets, net	(341.0)	(428.8)	(411.5)

Working capital	$917.6	$925.2	$1,024.3

Environmental Matters

      In addition to costs for the future disposition of depleted uranium, USEC incurs costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Operating costs for environmental compliance were $13.1 million in the six-month period ended December 31, 2002 and $16.0 million in fiscal 2002. In calendar 2003, USEC expects costs will approximate $15 million.

      Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to certain identified wastes generated by USEC and stored at the plants. DOE remains responsible for decontamination and decommissioning of the plants.

      Reference is made to information regarding an environmental matter involving Starmet CMI, EPA, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in the Notes to Consolidated Financial Statements.

Changing Prices and Inflation

      The Paducah plant requires substantial amounts of electric power to enrich uranium. Information with respect to electric power prices and costs is included above.

      A majority of USEC’s long-term requirements contracts with customers generally provide for prices that are subject to adjustment for inflation.

New Accounting Standards

      Reference is made to the Notes to Consolidated Financial Statements for information on new accounting standards.

Quantitative and Qualitative Disclosures about Market Risk

      At December 31, 2002, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

      USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at December 31, 2002, follow (in millions):

	Maturity Dates		December 31, 2002

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:
6.625% senior notes	$350.0		$350.0	$311.5
6.750% senior notes		$150.0	150.0	129.0

			$500.0	$440.5

Item 8. Consolidated Financial Statements and Supplementary Data

      The Consolidated Financial Statements are filed as part of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Certain information regarding executive officers is included in Part I of this report. Additional information concerning directors and executive officers is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 28, 2003.

Item 11. Executive Compensation

      Information concerning management compensation is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 28, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 28, 2003.

Item 13. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 28, 2003.

Item 14. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures.

      The President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of a date within 90 days prior to the filing date of this report (“Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to USEC and its consolidated subsidiaries required to be included in USEC’s periodic filings under the Exchange Act.

      (b) Changes in Internal Controls.

      Since the Evaluation Date, there have not been any significant changes in internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) Consolidated Financial Statements

Consolidated Financial Statements are set forth under Item 8 of this report.

          (2) Financial Statement Schedules

No financial statement schedules are required to be filed as part of this report.

          (3) Exhibits

The following exhibits are filed as part of this report:

Exhibit
No.	Description

3.1	Certificate of Incorporation of USEC Inc. (1)
3.3	Amended and Restated Bylaws of USEC Inc., dated September 13, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
4.2	Indenture, dated January 15, 1999, between USEC Inc. and First Union National Bank, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
4.3	Rights Agreement, dated April 24, 2001, between USEC Inc. and Fleet National Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights as Exhibit C, incorporated by reference to Registration Statement on Form 8-A filed April 24, 2001.
10.1	Lease Agreement between the United States Department of Energy and the United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew. (1)
10.4	Memorandum of Agreement, dated December 15, 1994, between the United States Department of Energy and United States Enrichment Corporation regarding the transfer of functions and activities, as amended. (1)
10.8	Modification No. 12, dated September 2, 1987 by and between Electric Energy, Inc., and the United States of America acting by and through the Secretary of the Department of Energy amending and restating the power agreement dated May 4, 1951, together with all previous modifications. (1)
10.9	Modification Nos. 13, 14 and 15 to power agreement between Electric Energy, Inc., and the United States of America acting by and through the Secretary of the Department of Energy, dated January 18, 1989, March 6, 1991 and October 1, 1992, respectively. (1)
10.11	Memorandum of Agreement between the United States Department of Energy and the United States Enrichment Corporation for electric power, entered into as of July 1, 1993. (1)
10.13	Contract between United States Enrichment Corporation, Portsmouth gaseous diffusion plant, and the Paper Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO and its local no. 3-689, April 1, 1996 – May 2, 2000, as amended (1).
10.17	Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended. (1)
10.18	Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities. (1)
10.20	Memorandum of Agreement, dated April 20, 1998, between the United States Department of Energy and United States Enrichment Corporation for transfer of natural uranium and highly enriched uranium and for blending down of highly enriched uranium (1).
10.25	Form of Director and Officer Indemnification Agreement. (1)
10.26	Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the United States Department of Energy, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons. (1)

Exhibit
No.	Description

10.27	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding disposal of depleted uranium. (1)
10.28	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding certain worker benefits. (1)
10.30	Employment agreement, dated April 28, 1999, between USEC Inc. and William H. Timbers, President and Chief Executive Officer, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.31	Letter Supplement to power agreement between Electric Energy, Inc. and the United States of America acting by and through the Secretary of the Department of Energy, dated December 22, 1998, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.35	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999.
10.36	Amendment No. 12, dated March 4, 1999, to Contract between USEC Inc., Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
10.38	USEC Inc. Pension Restoration Plan, dated September 1, 1999, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.39	Form of Change in Control Agreement with executive officers, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.40	USEC Inc. 401(k) Restoration Plan, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.
10.45	Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2000. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).
10.51	USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999 and amended April 25, 2001, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10.53	Employment agreement between USEC Inc. and Dennis R. Spurgeon, Executive Vice President and Chief Operating Officer, dated June 4, 2001, as amended January 22, 2002, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.54	Agreement, dated June 17, 2002, between U.S. Department of Energy and USEC Inc., incorporated by reference to Report on Form 8-K filed June 21, 2002.
10.55	Promissory Note, dated February 1, 2002, between William H. Timbers and USEC Inc., incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
10.56	Agreement between USEC Inc. and James R. Mellor, dated July 18, 2002, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
10.57	Collective bargaining agreement between United States Enrichment Corporation, Paducah Plant, and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, AFL-CIO and its local 5-550, July 31, 2001 – January 31, 2003, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Exhibit
No.	Description

10.58	Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its U.S. Department of Energy Contract, and USEC Inc., dated June 30, 2000, Amendment A, dated July 12, 2002, and Amendment B, dated September 11, 2002, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.59	Revolving credit agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JPMorgan Chase Bank (as administrative agent, collateral agent and lead arranger), Merrill Lynch Capital (as syndication agent), GMAC Business Credit, LLC (as documentation agent), and Congress Financial Corporation (as managing agent), incorporated by reference to current report on Form 8-K filed October 4, 2002.
10.60	Guarantee, dated as of September 27, 2002, by USEC Inc. in favor of JPMorgan Chase Bank, (as administrative agent and collateral agent), in respect of the obligations of United States Enrichment Corporation under the revolving credit agreement, incorporated by reference to current report on Form 8-K filed October 4, 2002.
21.1	Subsidiaries of the Registrant, incorporated by reference to Registration Statement on Form S-1, No. 333-67117, filed November 12, 1998, as amended December 18, 1998, and January 6, 1999.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
99.4	Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
99.5	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1, No. 333-57955, filed June 29, 1998, or Amendment No. 1 to Registration Statement on Form S-1, filed July 20, 1998.

      (b) Reports on Form 8-K

      On October 4, 2002, USEC filed a current report on Form 8-K reporting a new syndicated three-year $150 million revolving credit facility.

      On November 21, 2002, USEC filed a current report on Form 8-K reporting a change from a June 30 fiscal year to a calendar year end.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2003	USEC Inc. /s/ William H. Timbers -------------------------------------------------------- William H. Timbers President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William H. Timbers William H. Timbers	President and Chief Executive Officer (Principal Executive Officer) and Director	March 4, 2003

/s/ Henry Z Shelton, Jr. Henry Z Shelton, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2003

/s/ James R. Mellor James R. Mellor	Chairman of the Board	March 4, 2003

/s/ Michael H. Armacost Michael H. Armacost	Director	March 4, 2003

/s/ Joyce F. Brown Joyce F. Brown	Director	March 4, 2003

/s/ John R. Hall John R. Hall	Director	March 4, 2003

/s/ W. Henson Moore W. Henson Moore	Director	March 4, 2003

/s/ Joseph F. Paquette, Jr. Joseph F. Paquette, Jr.	Director	March 4, 2003

/s/ James D. Woods James D. Woods	Director	March 4, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William H. Timbers, certify that:

1.	I have reviewed this transition report on Form 10-K of USEC Inc.;

2.	Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.	Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c)	Presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 4, 2003	/s/ William H. Timbers -------------------------------------------------------- William H. Timbers President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Henry Z Shelton, Jr., certify that:

1. I have reviewed this transition report on Form 10-K of USEC Inc.;

2.	Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.	Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c)	Presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 4, 2003	/s/ Henry Z Shelton, Jr. -------------------------------------------------------- Henry Z Shelton, Jr. Senior Vice President and Chief Financial Officer

USEC Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Accountants	48
Report of Independent Public Accountants	49
Consolidated Balance Sheets at December 31, 2002, June 30, 2002, and June 30, 2001	50
Consolidated Statements of Income (Loss) for Six-Month Period Ended December 31, 2002, Six-Month Period Ended December 31, 2001 (Unaudited), and Fiscal Years Ended June 30, 2002, 2001, and 2000	51
Consolidated Statements of Cash Flows for the Six-Month Period Ended December 31, 2002, Six-Month Period Ended December 31, 2001 (Unaudited), and Fiscal Years Ended June 30, 2002, 2001 and 2000	52
Consolidated Statements of Stockholders’ Equity for Six-Month Period Ended December 31, 2002 and Fiscal Years Ended June 30, 2002, 2001 and 2000	53
Notes to Consolidated Financial Statements	54 to 80

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of USEC Inc.:

      In our opinion, the consolidated financial statements of USEC Inc. listed in the accompanying index present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2002 and June 30, 2002, and the results of their operations and cash flows for the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The consolidated financial statements of USEC Inc. as of June 30, 2001, and for the each of the two fiscal years in the period ended June 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated July 26, 2001.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

January 24, 2003

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

USEC Inc.

CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	December 31,	June 30,	June 30,
	2002	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$171.1	$279.2	$122.5
Accounts receivable – trade	225.4	185.1	175.8
Inventories:
Separative work units	689.1	708.1	918.3
Uranium	150.5	159.8	200.2
Materials and supplies	22.5	21.8	19.0

Total Inventories	862.1	889.7	1,137.5
Other	29.1	26.7	15.6

Total Current Assets	1,287.7	1,380.7	1,451.4
Property, Plant and Equipment, net	190.9	191.5	189.8
Other Assets
Deferred income taxes	50.8	51.5	42.1
Prepayment and deposit for depleted uranium	46.1	46.0	27.1
Prepaid pension benefit costs	83.8	82.8	76.9
Inventories	390.2	415.5	420.2

Total Other Assets	570.9	595.8	566.3

Total Assets	$2,049.5	$2,168.0	$2,207.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$195.7	$198.6	$182.5
Payables under Russian Contract	106.6	156.4	100.3
Deferred revenue and advances from customers	45.0	74.9	91.0
Liabilities accrued for consolidating plant operations	22.8	25.6	53.3

Total Current Liabilities	370.1	455.5	427.1
Long-Term Debt	500.0	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	21.2	23.4	57.5
Depleted uranium disposition	57.9	58.0	66.2
Postretirement health and life benefit obligations	137.8	135.1	124.7
Other liabilities	48.1	46.7	59.2

Total Other Liabilities	265.0	263.2	307.6

Commitments and Contingencies (Notes 4, 8 and 10)

Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	–	–	–
Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,320,000 shares issued	10.0	10.0	10.0
Excess of capital over par value	1,054.8	1,066.1	1,066.9
Retained earnings (deficit)	(15.3)	10.6	39.0
Treasury stock, 18,547,000, 19,010,000, and 19,754,000 shares	(133.5)	(136.8)	(142.2)
Deferred compensation	(1.6)	(.6)	(.9)

Total Stockholders’ Equity	914.4	949.3	972.8

Total Liabilities and Stockholders’ Equity	$2,049.5	$2,168.0	$2,207.5

See notes to consolidated financial statements.

USEC Inc.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per share data)

	Six-Month Periods
	Ended December 31,		Fiscal Years Ended June 30,

	2002	2001	2002	2001	2000

		(Unaudited)
Revenue:
Separative work units	$658.5	$775.8	$1,309.3	$1,057.3	$1,387.8
Uranium	49.3	84.8	116.9	86.6	101.6

Total revenue	707.8	860.6	1,426.2	1,143.9	1,489.4
Cost of sales	675.0	806.7	1,321.2	991.7	1,255.8

Gross profit	32.8	53.9	105.0	152.2	233.6
Special charges (credit):
Consolidating plant operations	–	–	(6.7)	–	141.5
Other	–	–	–	–	(1.2)
Advanced technology development costs	16.0	5.7	12.6	11.4	11.4
Selling, general and administrative	27.6	24.2	50.7	48.8	48.9

Operating income (loss)	(10.8)	24.0	48.4	92.0	33.0
Interest expense	18.6	18.4	36.3	35.2	38.1
Other (income) expense, net	(6.8)	(2.0)	(10.4)	(8.1)	(10.5)

Income (loss) before income taxes	(22.6)	7.6	22.5	64.9	5.4
Provision (credit) for income taxes	(7.9)	2.8	6.3	(13.5)	(3.5)

Net income (loss)	$(14.7)	$4.8	$16.2	$78.4	$8.9

Net income (loss) per share – basic and diluted	$(.18)	$.06	$.20	$.97	$.10
Dividends per share	$.275	$.275	$.55	$.55	$.825
Average number of shares outstanding	81.6	80.9	81.1	80.7	90.7

See notes to consolidated financial statements.

USEC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Six-Month Periods
	Ended December 31,		Fiscal Years Ended June 30,

	2002	2001	2002	2001	2000

		(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(14.7)	$4.8	$16.2	$78.4	$8.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13.0	8.5	23.9	22.6	20.4
Depleted uranium disposition	(.2)	5.3	(5.7)	25.9	26.1
Deferred revenue and advances from customers	(32.1)	(57.0)	(50.2)	78.2	51.1
Deferred income taxes	.7	(14.3)	(9.4)	(31.4)	–
Liabilities accrued for consolidating plant operations	(2.8)	(16.7)	(11.3)	(22.6)	141.5
Suspension of development of AVLIS technology	–	–	–	–	(33.0)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(40.3)	(167.7)	(9.3)	247.3	(49.3)
Inventories – (increase) decrease	52.9	217.7	236.7	(274.0)	141.8
Payables under Russian Contract – increase (decrease)	(49.8)	(.5)	56.1	59.8	17.5
Accounts payable and other – net increase (decrease)	3.8	11.8	15.4	23.4	(62.2)

Net Cash Provided by (Used in) Operating Activities	(69.5)	(8.1)	262.4	207.6	262.8

Cash Flows Used in Investing Activities
Capital expenditures	(12.4)	(14.6)	(42.4)	(53.1)	(75.9)
Insurance deposit	–	(21.4)	(21.4)	–	–

Net Cash (Used in) Investing Activities	(12.4)	(36.0)	(63.8)	(53.1)	(75.9)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(22.4)	(22.3)	(44.6)	(44.3)	(75.9)
Deferred financing costs	(4.7)	–	–	–	–
Repayment of short-term debt	–	–	–	(50.0)	–
Repurchase of common stock	–	–	–	(13.0)	(124.6)
Common stock issued	.9	1.3	2.7	2.3	–

Net Cash (Used in) Financing Activities	(26.2)	(21.0)	(41.9)	(105.0)	(200.5)

Net Increase (Decrease)	(108.1)	(65.1)	156.7	49.5	(13.6)
Cash and Cash Equivalents at Beginning of Period	279.2	122.5	122.5	73.0	86.6

Cash and Cash Equivalents at End of Period	$171.1	$57.4	$279.2	$122.5	$73.0

Supplemental Cash Flow Information
Interest paid	$16.7	$16.6	$33.0	$34.4	$40.2
Income taxes paid (refund)	(6.2)	17.5	18.3	12.7	3.9

See notes to consolidated financial statements.

USEC Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

	Common
	Stock,
	Par Value	Excess of	Retained			Total
	$.10 per	Capital over	Earnings	Treasury	Deferred	Stockholders’
	Share	Par Value	(Deficit)	Stock	Compensation	Equity

Balance at June 30, 1999	$10.0	$1,072.0	$71.9	$(14.8)	$(3.7)	$1,135.4
Restricted and other stock issued, net of amortization	–	(1.3)	–	3.6	1.2	3.5
Repurchase of common stock	–	–	–	(124.6)	–	(124.6)
Dividends paid to stockholders	–	–	(75.9)	–	–	(75.9)
Net income	–	–	8.9	–	–	8.9

Balance at June 30, 2000	10.0	1,070.7	4.9	(135.8)	(2.5)	947.3
Restricted and other stock issued, net of amortization	–	(3.8)	–	6.6	1.6	4.4
Repurchase of common stock	–	–	–	(13.0)	–	(13.0)
Dividends paid to stockholders	–	–	(44.3)	–	–	(44.3)
Net income	–	–	78.4	–	–	78.4

Balance at June 30, 2001	10.0	1,066.9	39.0	(142.2)	(.9)	972.8
Restricted and other stock issued, net of amortization	–	(.8)	–	5.4	.3	4.9
Dividends paid to stockholders	–	–	(44.6)	–	–	(44.6)
Net income	–	–	16.2	–	–	16.2

Balance at June 30, 2002	10.0	1,066.1	10.6	(136.8)	(.6)	949.3
Restricted and other stock issued, net of amortization	–	(.1)	–	3.3	(1.0)	2.2
Dividends paid to stockholders	–	(11.2)	(11.2)	–	–	(22.4)
Net income (loss)	–	–	(14.7)	–	–	(14.7)

Balance at December 31, 2002	$10.0	$1,054.8	$(15.3)	$(133.5)	$(1.6)	$914.4

See notes to consolidated financial statements.

USEC Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

      USEC Inc., a Delaware corporation (“USEC”), is a global energy company and is the world’s leading supplier of low enriched uranium (“LEU”) for use in nuclear power plants. USEC supplies LEU to electric utilities for use in about 160 nuclear reactors worldwide.

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

      USEC leases the Paducah gaseous diffusion plant located in Paducah, Kentucky, and the Portsmouth gaseous diffusion plant located in Piketon, Ohio, from the Department of Energy (“DOE”). USEC purchases a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with Tennessee Valley Authority (“TVA”). Power is also purchased by USEC for the Paducah plant under a power purchase agreement between the DOE and Electric Energy, Inc. (“EEI”). In addition, USEC purchases electric power in the spot market.

      At the end of fiscal 2001, USEC ceased uranium enrichment operations at the Portsmouth plant and began providing cold standby and uranium deposit removal contract services for DOE. In fiscal 2001 and prior years, electric power for the Portsmouth plant was purchased by USEC under a power contract between DOE and Ohio Valley Electric Corporation (“OVEC”).

      The gaseous diffusion plants are certified and regulated by the U.S. Nuclear Regulatory Commission (“NRC”). NRC issued Certificates of Compliance to USEC for the operation of the plants in November 1996 and began regulatory oversight in March 1997. In 1998, USEC applied for and NRC granted a renewal of the certifications for the five-year period ending December 2003. In March 2001, following completion of the assay upgrade project, the Paducah plant was certified by the NRC to produce enriched uranium up to an assay of 5.5% U235. In April 2003, USEC plans to apply for a renewal of the NRC certifications for an additional five-year period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change from June 30 Fiscal to Calendar Year End

      In November 2002, the Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2002. Changing the fiscal year to a calendar year enables USEC to better align financial reporting with the way it manages and operates the business. The Russian Contract represents about half of the supply mix and is managed and priced on a calendar year basis, and most of USEC’s contracts with customers are based on a calendar year.

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

Property, Plant and Equipment

      Construction work in progress is recorded at acquisition or construction cost and includes capitalized interest of $.2 million in the six-month period ended December 31, 2002, $.7 million in fiscal 2002, and $1.3 million in fiscal 2001. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commences. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant which for the Paducah plant is estimated to be 2010. USEC leases most, but not all, of the buildings and facilities at the Paducah and Portsmouth plants from DOE. At the end of the lease, ownership and responsibility for decontamination and decommissioning of property, plant and equipment that USEC leaves at the plants transfer to DOE. Maintenance and repair costs are charged to production costs as incurred.

      In fiscal 2002, USEC announced plans to consolidate the transfer and shipping operations in the summer of 2002 at the Paducah plant, and a charge of $16.4 million for the impairment of transfer and shipping facilities at the Portsmouth plant was recorded as a reduction to the special credit included in income in fiscal 2002.

      A summary of changes in property, plant and equipment follows (in millions):

						Impairment
		Capital	Transfers		Capital	at	Transfers
	June 30,	Expenditures	and	June 30,	Expenditures	Portsmouth	and	June 30,
	2000	(Depreciation)	Retirements	2001	(Depreciation)	Plant	Retirements	2002

Construction work in progress	$21.4	$47.3	$(44.5)	$24.2	$41.5	$(.4)	$(42.2)	$23.1
Leasehold improvements	87.3	4.4	27.1	118.8	–	(11.3)	27.4	134.9
Machinery and equipment	108.2	1.4	14.8	124.4	.9	(9.0)	10.6	126.9

	216.9	53.1	(2.6)	267.4	42.4	(20.7)	(4.2)	284.9
Accumulated depreciation and amortization	(57.6)	(22.6)	2.6	(77.6)	(23.9)	4.3	3.8	(93.4)

	$159.3	$30.5	$–	$189.8	$18.5	$(16.4)	$(.4)	$191.5

		Capital	Transfers
	June 30,	Expenditures	and	December 31,
	2002	(Depreciation)	Retirements	2002

Construction work in progress	$23.1	$12.1	$(20.9)	$14.3
Leasehold improvements	134.9	–	13.4	148.3
Machinery and equipment	126.9	.3	7.5	134.7

	284.9	12.4	–	297.3
Accumulated depreciation and amortization	(93.4)	(13.0)	–	(106.4)

	$191.5	$(.6)	$–	$190.9

Revenue

      Revenue from sales of the SWU and uranium components of LEU is recognized at the time LEU is shipped under the terms of contracts with domestic and international electric utility customers. Contracts with customers are primarily requirements contracts, under which customers are required to order LEU based on their annual reactor requirements. Depending on nuclear reactor refueling requirements, certain customers make advance payments to be applied against future orders. Advances from customers are reported as deferred revenue, and, as LEU is shipped, revenue is recognized. Deferred revenue and advances from customers included a deferred payment obligation of $2.3 million at December 31, 2002, $27.8 million at June 30, 2002, and $40.8 million at June 30, 2001, resulting from the purchase of electric power from TVA. The obligation and related interest is being repaid in connection with the sale of SWU under a requirements contract with TVA.

      Under power-for-SWU barter contracts, USEC exchanged the SWU component of LEU for electric power. Revenue amounting to $21.7 million, $19.3 million, and $20.4 million in fiscal years 2002, 2001, and 2000, respectively, was recognized at the time LEU was shipped with selling prices for the SWU component based on the fair market value of electric power received.

      Revenue from one domestic customer, Exelon Corporation, represented more than 10%, but less than 15%, of revenue in the six-month period ended December 31, 2002, and in fiscal 2002; no customer exceeded 10% in fiscal years 2001 or 2000. Revenue attributed to domestic and international customers follows:

	Six-Month
	Periods Ended
	December 31,		Fiscal Years Ended June 30,

	2002	2001	2002	2001	2000

		(Unaudited)
Domestic	55%	70%	67%	49%	62%
Asia	33	24	29	46	32
Europe and other	12	6	4	5	6

	100%	100%	100%	100%	100%

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

Environmental Costs

      Environmental costs relating to operations are accrued and charged to production costs as incurred. Estimated future environmental costs, including depleted uranium disposition and waste disposal, are accrued where environmental assessments indicate that storage, treatment or disposal is probable and costs can be reasonably estimated.

Advanced Technology Development Costs

      Advanced technology development costs for the American Centrifuge technology and the evaluation of a potential new advanced enrichment technology called SILEX are charged to expense as incurred. A significant amount of centrifuge development costs are expected to be charged to expense until commercial plant costs begin to be capitalized.

Stock–Based Compensation

      Compensation expense for employee stock compensation plans is measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued for Employees.” As long as stock options are granted at an exercise price that is equal to the market value of common stock at the date of grant, there is no compensation expense for the grant, vesting or exercise of stock options.

      Grants of restricted stock result in deferred compensation based on the market value of common stock at the date of grant. Deferred compensation is amortized to expense on the straight-line basis over the vesting period. Compensation expense for awards of restricted stock units is accrued over a three-year performance period.

      The following table illustrates the effect on net income (loss) if the fair value method of accounting for stock-based compensation had been applied (in millions, except per share data):

	Six-Month
	Period Ended	Fiscal Years Ended June 30,
	December 31,
	2002	2002	2001	2000

Net income (loss), as reported	$(14.7)	$16.2	$78.4	$8.9
Add – Stock-based compensation expense included in reported results, net of tax	1.0	2.6	1.3	1.8
Deduct – Stock-based compensation expense determined under the fair value method, net of tax	(2.0)	(3.7)	(2.7)	(2.7)

Pro forma net income (loss)	$(15.7)	$15.1	$77.0	$8.0

Net income (loss) per share:
As reported	$(.18)	$.20	$.97	$.10
Pro forma	$(.19)	$.19	$.95	$.09

Deferred Income Taxes

      USEC follows the asset and liability approach to account for deferred income taxes. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences of temporary differences between the balance sheet carrying amounts of assets and liabilities and their respective tax bases. Deferred income taxes are based on income tax rates in effect for the years in which temporary differences are expected to reverse. The effect on deferred income taxes of a change in income tax rates is recognized in income when the change in rates is enacted in the law. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets may not be realized.

New Accounting Standards

      Under Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations,” obligations relating to the retirement of tangible long-lived assets and the associated asset retirement costs would be recorded on the balance sheet and measured at fair value using an expected present-value technique and a credit-adjusted risk-free interest rate. Under Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” there are new accounting standards for long-lived assets to be held and used, to be disposed of by sale, or to be disposed of by other than sale. FAS 143 and FAS 144 became effective for USEC at the beginning of the six-month period ended December 31, 2002. Adoption of the new accounting standards did not have a material effect on USEC’s financial position or results of operations.

      Under Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” new accounting standards are adopted for the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. USEC does not expect adoption of the new accounting standards will have a material effect on its financial position or results of operations.

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued by the Financial Accounting Standards Board in November 2002, and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. USEC does not expect adoption of the new accounting interpretations will have a material effect on its financial position or results of operations.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and costs and expenses during the periods presented. Revenue includes estimates and judgments relating to the recognition of deferred revenue and price adjustments under contracts with customers that involve pricing based on inflation rates and customers’ nuclear fuel requirements. SWU and uranium inventories include estimates and judgments for production quantities and costs and the replacement or remediation of out-of-specification uranium by DOE. Costs include estimates of future costs for the storage, transportation and disposition of depleted uranium and the treatment and disposal of hazardous, low-level radioactive and mixed wastes. Power costs include estimates and judgments for USEC’s pro rata share of decommissioning, demolition and shutdown and postretirement health and life benefit obligations of a power supplier. Income taxes include estimates and judgments for the tax bases of assets and liabilities and the future recoverability of deferred tax items. Judgments and estimates inherent in special charges for consolidating plant operations include the timing and amount of asset impairments, and future costs to complete plant lease turnover and other requirements. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

Interim Financial Results (Unaudited)

      Unaudited consolidated condensed financial data for the six-month period ended December 31, 2001, are presented for comparative purposes. The financial data reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results.

Reclassifications

      Certain amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

3. INVENTORIES

      Inventories and related balance sheet accounts follow (in millions):

	December 31,	June 30,	June 30,
	2002	2002	2001

Current assets:
Separative work units	$689.1	$708.1	$918.3
Uranium	150.5	159.8	200.2
Materials and supplies	22.5	21.8	19.0

	862.1	889.7	1,137.5
Long-term assets:
Uranium	230.9	237.5	230.6
Highly enriched uranium transferred from Department of Energy	159.3	178.0	189.6

	390.2	415.5	420.2

	$1,252.3	$1,305.2	$1,557.7

      Generally, title to uranium provided by customers and others remains with the customer until delivery of LEU. USEC holds uranium with estimated fair values of $830.2 million at December 31, 2002, $801.5 million at June 30, 2002, and $817.7 million at June 30, 2001, for which title is held by customers and others and for which no assets or liabilities are recorded on the balance sheet.

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

      Since uranium inventories are valued at the lower of cost or market, a non-cash uranium inventory valuation adjustment of $19.5 million was charged to cost of sales in fiscal 2000. Spot market prices of uranium were quoted at $23.62 per kilogram of uranium hexafluoride at June 30, 2000, a decline of 22% compared with June 30, 1999.

Replacing Out-of-Specification Natural Uranium Inventory

      USEC has previously reported that certain natural uranium transferred to USEC from DOE prior to privatization contains elevated levels of technetium that would put the uranium out of specification for commercial use. At December 31, 2002, the amount of uranium inventory that may be impacted is approximately 9,200 metric tons with a cost of $230.9 million reported as part of long-term assets.

      Under the DOE-USEC Agreement signed in June 2002, DOE agreed to replace any natural uranium that is determined to be out-of-specification, subject to the following. USEC agreed to operate facilities at the Portsmouth plant at its own expense (other than site infrastructure expenses which are being paid by DOE) for 15 months in order to remove contaminants from a portion of the out-of-specification uranium. USEC expects costs to operate the facilities will total $21.0 million, of which $7.2 million was incurred in the six-month period ended December 31, 2002, and remaining costs of $13.8 million are expected over the nine-month period ending September 30, 2003. To compensate USEC for these clean-up costs, DOE will take title to depleted uranium generated by USEC at the Paducah plant over a four-year period up to a maximum of 23.3 million kilograms of uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. USEC will release the United States from liability with respect to any out-of-specification uranium that is processed or replaced, and in any event in September 2003, USEC will release the United States for liability with respect to at least 2,800 metric tons of natural uranium.

      With respect to remaining out-of-specification natural uranium, for which DOE’s liability has not been released by USEC, DOE will attempt to engage third parties to determine whether the remaining uranium can be replaced, remedied or exchanged. If arrangements for replacement or clean up of this uranium are not in place by March 31, 2003, then DOE must, at its option, exchange, replace, clean up or reimburse USEC for 3,293 metric tons of uranium less the amount actually processed at the Portsmouth plant or accepted by USEC by March 31, 2003.

      DOE’s obligations to replace or remediate all remaining out-of-specification natural uranium continue until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least 1 million SWU per year at the Paducah plant or at a new enrichment facility. DOE’s obligations to replace or remediate out-of-specification natural uranium are subject to availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties are pursuing any necessary legislative authority, there can be no assurance that Congress will pass requisite legislation.

      In July 2002, USEC began operating facilities at the Portsmouth plant to remove contaminants from a portion of the out-of-specification uranium. Operational difficulties encountered during the start-up phase have not been resolved, and processing has not met targeted levels. USEC can provide no assurances that it will be able to remove contaminants from all 2,800 metric tons of natural uranium by September 2003. In the event that USEC is not able to remove contaminants from all 2,800 metric tons prior to its obligation to release the United States from liability with respect to such uranium, an impairment in the valuation of a portion of uranium inventory not processed could result. In addition, an impairment in the valuation of up to 9,200 metric tons of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification uranium for which DOE has assumed responsibility. Depending on the amount of uranium, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

4. PURCHASE OF SEPARATIVE WORK UNITS UNDER RUSSIAN CONTRACT

      In January 1994, USEC on behalf of the U.S. Government signed the 20-year Russian Contract with OAO Techsnabexport (“Tenex”, or “the Russian Executive Agent”), the Executive Agent for the Ministry of Atomic Energy of the Russian Federation, under which USEC purchases the SWU component of LEU derived from up to 500 metric tons of highly enriched uranium recovered from dismantled nuclear weapons from the former Soviet Union. Highly enriched uranium is blended down in Russia and delivered to USEC, F.O.B. St. Petersburg, Russia, for sale and use in commercial nuclear reactors.

      In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining term of the Russian Contract through 2013. An amendment to the Russian Contract created a market-based mechanism to determine prices beginning in calendar year 2003 and continuing through 2013. In consideration for this stable and economic structure for the future, USEC agreed to extend the calendar year 2001 price of $90.42 per SWU through calendar year 2002. Beginning in calendar year 2003, prices will be determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index will be used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that, after the end of calendar year 2007, USEC and Tenex may agree on appropriate adjustments, if necessary, to ensure that Tenex receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract to December 31, 2002, USEC has purchased the SWU component at an aggregate cost of $2,744 million.

      Under the amended contract, USEC agreed to continue to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013, including such amount in calendar year 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. USEC also agreed to purchase over two or more years after 2002 a total of 1.6 million SWU that USEC had ordered in 1999 but Tenex had not been able to deliver. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. USEC has committed to purchase 5.5 million SWU ordered under the Russian Contract for calendar 2003. The cost of the SWU component of LEU purchased under the Russian Contract, including related shipping charges, amounted to $327.0 million in the six-month period ended December 31, 2002, $510.5 million in fiscal 2002, $591.5 million in fiscal 2001, and $417.8 million in fiscal 2000.

5. INCOME TAXES

      The provision (credit) for income taxes follows (in millions):

	Six-Month
	Period Ended	Fiscal Years Ended June 30,
	December 31,
	2002	2002	2001	2000

Current:
Federal	$(7.6)	$14.1	$16.4	$(2.1)
State and local	(1.0)	1.6	1.5	.8

	(8.6)	15.7	17.9	(1.3)

Deferred:
Federal	.6	(8.5)	5.4	(2.1)
State and local	.1	(.9)	.5	(.1)

	.7	(9.4)	5.9	(2.2)

Special deferred tax credit from transition to taxable status:
Federal	–	–	(34.3)	–
State and local	–	–	(3.0)	–

	–	–	(37.3)	–

	$(7.9)	$6.3	$(13.5)	$(3.5)

      The provision (credit) for income taxes in fiscal 2001 includes a special income tax credit of $37.3 million resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status. USEC transitioned to taxable status in July 1998 at the time of the privatization. The change in estimate in fiscal 2001 resulted from a reassessment of certain deductions for which related income tax savings were not certain.

      Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities resulted in deferred tax assets and liabilities, as follows (in millions):

	December 31,	June 30,	June 30,
	2002	2002	2001

Deferred tax assets:
Plant lease turnover and other exit costs	$42.1	$44.7	$34.2
Employee benefits costs	18.5	18.7	16.3
Tax intangibles	11.4	12.0	13.1
Deferred costs for depleted uranium	28.4	27.0	26.7
Tax credit carryforwards	10.2	3.2	–
Other	2.4	.4	5.8

	113.0	106.0	96.1
Valuation allowance	(45.2)	(45.2)	(45.2)

Deferred tax assets, net of valuation allowance	67.8	60.8	50.9

Deferred tax liabilities:
Property, plant and equipment	8.1	5.6	–
Inventory costs	8.9	3.7	8.8

Deferred tax liabilities	17.0	9.3	8.8

	$50.8	$51.5	$42.1

      USEC became subject to federal, state and local income taxes at the time of the privatization in July 1998. The valuation allowance of $45.2 million at December 31, 2002, June 30, 2002, and June 30, 2001, relates to the future recoverability of various deferred tax items and valuations resulting from the privatization.

      The provision (credit) for income taxes reflects an effective income tax rate of 35% in the six-month period ended December 31, 2002, and 28% in fiscal 2002. Excluding the special tax credit of $37.3 million in fiscal 2001, the provision for income taxes amounted to $23.8 million and reflects an effective tax rate of 37%. A reconciliation of income taxes calculated based on the statutory federal income tax rate of 35% and the provision (credit) for income taxes reflected in the consolidated statements of income follows (in millions):

	Six-Month
	Period Ended	Fiscal Years Ended June 30,
	December 31,
	2002	2002	2001	2000

Federal income taxes (credit) based on statutory rate	$(7.9)	$7.9	$22.7	$1.9
State income taxes (credit), net of federal	(.7)	.6	3.4	.2
Export tax incentives	(.7)	(2.0)	(3.6)	(3.9)
Research and experimentation tax credit	–	–	–	(1.7)
Other	1.4	(.2)	1.3	–

	(7.9)	6.3	23.8	(3.5)
Special deferred tax credit from transition to taxable status	–	–	(37.3)	–

	$(7.9)	$6.3	$(13.5)	$(3.5)

6. DEBT

	December 31,	June 30,	June 30,
	2002	2002	2001

Long-term debt (in millions):
6.625% senior notes, due January 20, 2006	$350.0	$350.0	$350.0
6.750% senior notes, due January 20, 2009	150.0	150.0	150.0

	$500.0	$500.0	$500.0

      There were no short-term borrowings at December 31, 2002, June 30, 2002, or June 30, 2001.

      In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 20, 2006, and $150.0 million of 6.750% senior notes due January 20, 2009, resulting in net proceeds of $495.2 million. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. Interest is paid every six months on January 20 and July 20. The senior notes may be redeemed by USEC at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium, as defined.

      On September 27, 2002, United States Enrichment Corporation, a wholly owned principal operating subsidiary of USEC, entered into a three-year syndicated revolving credit facility and terminated the existing bank credit facility that had been scheduled to expire in July 2003. The new three-year facility provides up to $150 million in revolving credit commitments (including up to $50.0 million in letters of credit) and is secured by certain assets of the subsidiary and, subject to certain conditions, certain assets of USEC. Borrowings under the new facility are subject to limitations based on percentages of eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC.

      Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus  1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At December 31, 2002, USEC was in compliance with covenants under the revolving credit facility.

      Deferred financing costs for the revolving credit facility amounted to $4.7 million in the six-month period ended December 31, 2002, and are being amortized to interest expense over the three-year term of the facility.

      At December 31, 2002, the fair value of debt calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $440.5 million, compared with the balance sheet carrying amount of $500.0 million.

7. SPECIAL CHARGES FOR CONSOLIDATING PLANT OPERATIONS

      A summary of special charges (credit) and changes in the related balance sheet accounts follow (in millions):

	Balance	Special	Paid	Balance	Paid	Balance
	June 30,	Charge	and	June 30,	and	June 30,
	1999	(Credit)	Utilized	2000	Utilized	2001

Workforce reductions	$6.9	–	$(6.9)	–	–	–
Suspension of development of AVLIS technology	34.2	$(1.2)	(33.0)	–	–	–
Consolidate plant operations:
Workforce reductions	–	45.2	–	$45.2	$(15.2)	$30.0
Lease turnover and other exit costs	–	33.5	(2.8)	30.7	(7.4)	23.3
Impairment of property, plant and equipment	–	62.8	(62.8)	–	–	–

	$41.1	$140.3	$(105.5)	$75.9	$(22.6)	$53.3

	Balance	Special	Paid	Balance	Paid	Balance
	June 30,	Charge	and	June 30,	and	December 31,
	2001	(Credit)	Utilized	2002	Utilized	2002

Workforce reductions	$30.0	$(19.3)	$(1.5)	$9.2	$(2.9)	$6.3
Lease turnover and other exit costs	23.3	(3.8)	(3.1)	16.4	.1	16.5
Impairment of property, plant and equipment	–	16.4	(16.4)	–	–	–

	$53.3	$(6.7)	$(21.0)	$25.6	$(2.8)	$22.8

      In June 2000, USEC announced workforce reductions and plans to cease uranium enrichment operations at the Portsmouth plant, resulting in special charges of $141.5 million in fiscal 2000 ($88.7 million or $.97 per share after tax). In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to consolidate plant operations. In fiscal 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating plant operations.

      Under the DOE-USEC Agreement signed in June 2002, the Portsmouth plant has been operating facilities to remove contaminants from out-of-specification uranium inventories. As a result, the number of workforce reductions at the Portsmouth plant has changed, and, in the six-month period ended December 31, 2002, costs previously accrued for workforce reductions were reduced for the change in estimate. In November 2002, USEC announced and accrued estimated costs for workforce reductions involving 200 employees at the Paducah plant.

      Amounts paid and utilized include cash payments, non-cash charges for asset impairments, and liabilities incurred for incremental pension and postretirement health benefits. The remaining liability accrued for consolidating plant operations amounts to $22.8 million at December 31, 2002, including (a) $6.3 million for severance benefits relating to workforce reductions involving 300 employees, and (b) $16.5 million for lease turnover and other exit costs at the Portsmouth plant. USEC expects the remaining liability of $22.8 million at December 31, 2002, will be paid or utilized within one year.

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

Depleted Uranium

      USEC accrues estimated costs for the future disposition of depleted uranium based on estimates for transportation, conversion and disposal. USEC stores depleted uranium, generated since July 28, 1998, at the plants and continues to evaluate various alternatives for its disposition. The accrued liability included in long-term liabilities amounted to $57.9 million at December 31, 2002, $58.0 million at June 30, 2002, and $66.2 million at June 30, 2001.

      Under the DOE-USEC Agreement, DOE will take title to depleted uranium generated by USEC at the Paducah plant over a four-year period up to a maximum of 23.3 million kilograms of uranium.

      In June 1998, USEC paid $50.0 million to DOE, and DOE assumed responsibility for disposal of a certain amount of depleted uranium to be generated by USEC. The prepayment for depleted uranium is reduced as depleted uranium is transferred to DOE over the term of the agreement. The unamortized balance included in prepayment and deposit for depleted uranium in long-term assets amounted to $24.7 million at December 31, 2002, and June 30, 2002, and $27.1 million at June 30, 2001.

      Compliance with NRC regulations requires that USEC provide financial assurance regarding the cost of the eventual disposition of depleted uranium for which USEC retains disposal responsibility. An insurance deposit of $21.4 million was paid in fiscal 2002 in connection with the issuance of a surety bond for the eventual disposition of depleted uranium. The insurance deposit is included in prepayment and deposit for depleted uranium in long-term assets, and earns interest at a rate approximating the five-year U.S. Treasury rate.

Other Environmental Matters

      USEC’s operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the plants pursuant to permits, orders and agreements with DOE and various state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC’s operations amounted to $4.4 million at December 31, 2002, and $4.8 million at June 30, 2002 and 2001.

Nuclear Indemnification

      DOE is required to indemnify USEC against claims for public liability arising out of or in connection with activities under the lease, including domestic transportation, resulting from a nuclear incident or precautionary evacuation. DOE’s obligations are capped at the $9.4 billion statutory limit set forth in the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United

States, as these terms are defined in the U.S. Atomic Energy Act of 1954, as amended. The DOE indemnification against public liability provided in the USEC lease was not affected by the expiration or the renewal of the Price-Anderson Act and continues in effect.

9. OTHER INCOME

      The components of other (income) expense, net, follow (in millions):

	Six-Month
	Periods Ended
	December 31,		Fiscal Years Ended June 30,

	2002	2001	2002	2001	2000

		(Unaudited)
Interest (income) expense	$(3.2)	$(4.9)	$(8.7)	$(10.9)	$(8.0)
Contract services for DOE and others (income) expense, net	(3.6)	2.9	(1.7)	2.8	.5
Sales of assets (gain) loss	–	–	–	–	(2.2)
Other	–	–	–	–	(.8)

	$(6.8)	$(2.0)	$(10.4)	$(8.1)	$(10.5)

      USEC provides contract services for DOE and others at the plants as a contractor and as a subcontractor. Contract services include environmental restoration, waste management, and, at the Portsmouth plant, cold standby and uranium deposit removal. DOE and DOE contractors reimburse USEC for contract services based on actual costs incurred. Reimbursements amounted to $62.4 million in the six-month period ended December 31, 2002, $102.6 million in fiscal 2002, $35.3 million in fiscal 2001, and $34.2 million in fiscal 2000.

      Accounts receivable for contract services includes accrued receivables of $22.7 million at December 31, 2002, and $7.2 million at June 30, 2002, for actual costs incurred by USEC not yet billed. USEC expects to bill DOE in calendar 2003 as soon as revised provisional overhead billing rates are approved by DOE.

10. COMMITMENTS AND CONTINGENCIES

Power Contracts and Commitments

      USEC purchases a substantial portion of the electric power for the Paducah plant at fixed rates pursuant to a power purchase agreement with TVA. TVA provides electric power at fixed contract prices with capacity varying monthly from 300 to 1,780 megawatts. Prices for electric power are fixed until May 2006. Subject to prior notice, TVA may interrupt power to the Paducah plant, except a minimum load of 300 megawatts can only be interrupted under limited circumstances. USEC also purchases a portion of the electric power for the Paducah plant pursuant to a power purchase agreement between DOE and EEI.

      USEC is obligated, whether or not it takes delivery of electric power, to make minimum annual payments for the purchase of electric power estimated as follows (in millions):

Calendar Years Ending December 31,
2003	$331.9
2004	274.3
2005	256.0
2006	145.5

$1,007.7

      In fiscal 2001 and prior years, USEC purchased electric power for the Portsmouth plant from DOE under a contract that USEC concluded with DOE in July 1993. DOE acquired the power that it sold to

USEC from OVEC under a power purchase agreement signed in 1952. In September 2000, at USEC’s request, DOE notified OVEC that it would terminate the power purchase agreement effective April 30, 2003, and that it would cease taking power after August 2001.

      Upon termination of the agreement, DOE will be responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shut-down of the coal-burning power generating facilities owned and operated by OVEC. Under its July 1993 contract with DOE, USEC will, in turn, be responsible for a portion of DOE’s costs. USEC has accrued its estimate of its share of DOE’s costs. Final determinations of USEC’s costs will depend on (a) resolution of differences between OVEC and DOE over the portion of termination obligations as determined by independent actuaries and engineering consultants that would be allocated to and paid by DOE, and (b) resolution of differences between DOE and USEC over the portion of DOE’s costs that would be reimbursed by USEC. Accordingly, the amount ultimately due from USEC may differ from the amount it has accrued. Any determination of such costs at levels significantly above the estimated amounts accrued by USEC would have an adverse effect on USEC’s results of operations.

Legal Matters

      Environmental Matters

      In 1998, USEC contracted with Starmet CMI (“Starmet”) to convert a small portion of USEC’s depleted uranium into a form that could be used in certain beneficial applications or disposed of at existing commercial disposal facilities. In March 2002, Starmet filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Starmet failed to file a plan for reorganization, and, on December 16, 2002, Starmet’s bankruptcy petition was dismissed. The South Carolina Department of Health and Environmental Control (“SCDHEC”) denied Starmet’s application to renew its license and issued an order shutting down Starmet’s facility in Barnwell, South Carolina. Starmet appealed the order and requested a stay. A South Carolina court has denied Starmet’s request for a stay, indicating that it was not likely that Starmet would prevail on the merits.

      The U.S. Environmental Protection Agency (“EPA”) has informed USEC that it is undertaking an emergency removal action under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended (commonly known as Superfund), to clean up two evaporation ponds and remove and dispose of certain drums located at the Barnwell site containing uranium and other byproducts of Starmet’s activities at the site. In November 2002, USEC received notice from EPA notifying USEC that, based on its preliminary investigations, EPA believes USEC may be a responsible party under CERCLA and, on January 2, 2003, USEC received a request from EPA under Section 104(e) of CERCLA seeking information about USEC’s relationship to the site. EPA has informed USEC that it has sent similar letters to other potentially responsible parties, including DOE.

      EPA has estimated on a very preliminary basis that it will cost $14 to $20 million to complete the contemplated removal action. The upper range in EPA’s estimate is due to the fact that if EPA, rather than a third party like USEC, conducts the removal, EPA will add a 41% indirect charge to its actual incurred costs. Because EPA’s estimate is very preliminary, it is subject to change. As of December 2002, EPA had spent $.9 million on the removal action. EPA has indicated that it is willing to turn the removal of drums over to a third party, such as USEC. USEC has not yet made a decision whether to undertake such cleanup alone or in concert with other alleged potentially responsible parties at the site.

      EPA informed USEC that it intends to return the site to SCDHEC at the completion of the removal actions for decontamination and decommissioning. In February 2003, SCDHEC notified USEC that, based on preliminary investigations, SCDHEC believes USEC may be a responsible party under CERCLA and applicable South Carolina law. It is not known what additional cleanup will be required by SCDHEC and to what extent such costs may be recoverable under CERCLA or South Carolina law from potential responsible parties. USEC believes that SCDHEC has in its possession letters of credit previously furnished by Starmet which would be used to fund some of the site costs, but it is not known if the letters of credit will be sufficient.

      Under CERCLA, EPA has the authority to order USEC or other potentially responsible parties to cleanup the Barnwell site or EPA may initiate an action in federal court for reimbursement of costs incurred in cleaning up the site. Each potentially responsible party may be held jointly and severally liable for all cleanup costs incurred by third parties, such as EPA. Accordingly, USEC could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable. USEC believes that it has defenses against an action seeking to require it to contribute to the cost of cleanup at the site or to be involved in the cleanup of the site, or that could limit or reduce such liability, but the outcome of any such defenses cannot be predicted at this time.

      USEC believes that other parties, including agencies of the U.S. Government, will be responsible for contributing to cleanup costs or be required to participate in the cleanup, but it is unclear how many other parties will be held responsible and what share, if any, of the cleanup costs would be allocated to USEC if it is held to be responsible. An allocation of costs to USEC in excess of the amounts that USEC has accrued at December 31, 2002, for its estimated share of cleanup costs could have an adverse effect on USEC’s results of operations.

      Federal Securities Lawsuit

      On October 27, 2000, a federal securities lawsuit was filed against USEC by plaintiffs seeking to represent a class of purchases of USEC’s common stock between July 23, 1998, and December 2, 1999. Additional lawsuits of a similar nature were filed and were consolidated. The complaint named as defendants USEC, two of USEC’s officers, and the seven underwriters involved in the initial public offering of common stock. The complaint generally alleged that certain statements in the registration statement and prospectus for the July 28, 1998 initial public offering were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties. The plaintiffs seek compensatory damages.

      In March 2002, the U.S. District Court for the District of Maryland dismissed the lawsuit. In April 2002, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. Oral argument on the appeal is scheduled for early April 2003. USEC continues to believe that the ultimate outcome of these proceedings will not have a material adverse effect on its financial position or results of operations.

      Other

      USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial position.

Lease Commitments

      Total costs incurred under the lease with DOE for the plants and leases for office space and equipment aggregated $3.3 million in the six-month period ended December 31, 2002, $6.5 million in fiscal 2002, $7.2 million in fiscal 2001, and $7.1 million in fiscal 2000. Minimum lease payments are estimated at $7.0 million for each of the next five calendar years.

      Except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease for the plants indefinitely and may terminate the lease in its entirety or with respect to one of the plants at any time upon two year’s notice. At termination of the lease, USEC may leave the property in “as is” condition, but must remove all wastes generated by USEC, which are subject to off-site disposal, and must place the plants in a safe shutdown condition. Lease turnover costs are accrued over the expected productive life of the plant which for the Paducah plant is estimated to be 2010. Accrued lease turnover costs included in other liabilities amounted to $39.9 million at December 31, 2002, $38.5 million at June 30, 2002, and $35.7 million at June 30, 2001.

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

      Changes in benefit obligations and plan assets and the funded status of the plans follow (in millions):

				Postretirement Health
	Defined Benefit Pension Plans			and Life Benefit Plans

		Fiscal Years			Fiscal Years
	Six-Month	Ended		Six-Month	Ended
	Period Ended	June 30,		Period Ended	June 30,
	December 31,			December 31,
	2002	2002	2001	2002	2002	2001

Changes in Benefit Obligations
Obligations at beginning of period	$486.2	$452.5	$414.2	$173.2	$153.6	$128.9
Actuarial (gain) loss	26.3	17.4	22.6	12.1	3.5	7.2
Service cost	5.6	10.3	9.4	3.5	7.2	7.1
Interest cost	17.3	34.6	33.7	6.3	11.9	12.4
Benefits paid	(14.2)	(28.6)	(27.4)	(1.8)	(3.0)	(2.0)

Obligations at end of period	521.2	486.2	452.5	193.3	173.2	153.6

Changes in Plan Assets
Fair value of plan assets at beginning of period	542.5	574.4	624.0	43.7	42.0	38.0
Actual return (loss) on plan assets	(22.3)	(4.3)	(22.3)	(2.8)	(1.5)	4.5
USEC contributions	1.6	1.0	.1	3.6	6.2	1.5
Benefits paid	(14.2)	(28.6)	(27.4)	(1.8)	(3.0)	(2.0)

Fair value of plan assets at end of period	507.6	542.5	574.4	42.7	43.7	42.0

Funded (unfunded) status	(13.6)	56.3	121.9	(150.6)	(129.5)	(111.6)
Unrecognized prior service costs (benefit)	1.4	1.5	.8	(5.8)	(7.0)	(9.4)
Unrecognized net actuarial (gains) losses	96.0	25.0	(45.8)	18.6	1.4	(3.7)

Prepaid (accrued) benefit costs at end of period	$83.8	$82.8	$76.9	$(137.8)	$(135.1)	$(124.7)

      The expected cost of providing pension benefits is accrued over the years employees render service, and actuarial gains and losses are amortized over the employees’ average future service life. For postretirement health and life benefits, actuarial gains and losses and prior service costs or benefits are amortized over the employees’ average remaining years of service from age 40 until the date of full benefit eligibility.

      The components of net benefit costs (income) follow (in millions):

					Postretirement Health
	Defined Benefit Pension Plans				and Life Benefits Plans

		Fiscal Years				Fiscal Years
	Six-Month	Ended			Six-Month	Ended
	Period Ended	June 30,			Period Ended	June 30,
	December 31,				December 31,
	2002	2002	2001	2000	2002	2002	2001	2000

Service cost	$5.6	$10.3	$9.4	$11.5	$3.5	$7.2	$7.1	$6.9
Interest cost	17.3	34.6	33.7	32.3	6.3	11.9	12.4	10.2
Expected return on plan assets (gain)	(23.5)	(50.5)	(55.0)	(48.6)	(2.0)	(3.6)	(3.4)	(3.2)
Amortization of prior service costs (credit)	–	.1	–	–	(1.2)	(2.4)	(2.4)	(2.1)
Amortization of actuarial (gains) losses	–	–	(7.3)	–	–	–	–	–

Net benefit costs (income)	$(.6)	$(5.5)	$(19.2)	$(4.8)	$6.6	$13.1	$13.7	$11.8

      Assumptions used in the calculations of benefit obligations follow:

					Postretirement Health
	Defined Benefit Pension Plans				and Life Benefits Plans

		June 30,				June 30,
	December 31,				December 31,
	2002	2002	2001	2000	2002	2002	2001	2000

Discount rate	6.75%	7.25%	7.5%	8.0%	6.75%	7.5%	7.5%	8.0%
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0	9.0	9.0
Compensation increases	4.25	4.5	4.5	4.5	4.25	4.5	4.5	4.5

      There was an actuarial gain, or reduction in the postretirement health benefit obligation, of $17.4 million in fiscal 2002 resulting from a reduction in the estimated number of employees expected to retire and utilize postretirement health benefits. The healthcare cost trend rate used to measure the benefit plan obligation at December 31, 2002, is 12% and is assumed to decline gradually to 5% over the next five years and then remain at that level. An increase in the trend rates in fiscal 2002 resulted in an actuarial loss, or an increase in the benefit obligation, of $18.8 million. A one-percentage-point change in the assumed healthcare cost trend rate would change annual costs by $3.4 million and change the benefit obligation by $28.0 million.

Other Plans and Benefits

      USEC sponsors 401(k) and other defined contribution plans for employees. Employee contributions are matched at established rates. Amounts contributed are invested in securities and administered by independent trustees. USEC’s matching cash contributions amounted to $2.6 million in the six-month period ended December 31, 2002, $5.3 million in fiscal 2002, $5.6 million in fiscal 2001 and $5.9 million in fiscal 2000.

      USEC provides executive officers, through nonqualified plans, additional pension benefits in excess of qualified plan limits imposed by tax law. The additional pension benefits are unfunded. The actuarial present value of projected benefit obligations for additional pension benefits amounted to $12.4 million at December 31, 2002 and June 30, 2002, and $6.7 million at June 30, 2001. Under a 401(k) restoration plan, executive officers contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. Costs for plans providing excess pension benefits, 401(k) restoration and other supplemental benefits for executive officers amounted to $1.3 million in the six-month period ended December 31, 2002, $2.3 million in fiscal 2002, $1.3 million in fiscal 2001, and $1.1 million in fiscal 2000.

12. STOCKHOLDERS’ EQUITY

Dividend Payments

      The cash dividend of $11.2 million (or $.1375 per share) paid in December 2002 was charged against excess of capital over par value in the stockholders’ equity section. Cash dividends paid at the quarterly rate of $.1375 per share in March, June and September 2002 aggregated $33.5 million and were charged against retained earnings (deficit). Based on tax laws enacted as of December 31, 2002, the four quarterly dividend payments in calendar year 2002 are taxable distributions to shareholders. A calculation of earnings and profits for federal income tax purposes determines the taxability of dividend payments, and earnings and profits differ from net income or loss reported for financial reporting purposes.

Common Stock

      Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding

Balance at June 30, 1999	100,318	(1,142)	99,176
Repurchase of common stock	–	(16,972)	(16,972)
Common stock issued	2	272	274

Balance at June 30, 2000	100,320	(17,842)	82,478
Repurchase of common stock	–	(2,819)	(2,819)
Common stock issued	–	907	907

Balance at June 30, 2001	100,320	(19,754)	80,566
Common stock issued	–	744	744

Balance at June 30, 2002	100,320	(19,010)	81,310
Common stock issued	–	463	463

Balance at December 31, 2002	100,320	(18,547)	81,773

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

Stock-Based Compensation

      In February 1999, stockholders approved the USEC Inc. 1999 Equity Incentive Plan, under which 9.0 million shares of common stock were reserved for issuance over a 10-year period: 6,750,000 shares for nonqualified and incentive stock options and 2,250,000 shares for restricted stock or stock units, performance awards and other stock-based awards. There were 3,092,000 shares available for future awards under the Plan at December 31, 2002: 2,137,000 shares available for grants of stock options and 955,000 shares for other awards. A total of 4,931,000 shares were available at June 30, 2002.

      Grants of restricted stock, net of forfeitures, resulted in deferred compensation, based on the market value of common stock at the date of grant, of $2.1 million in the six-month period ended December 31, 2002, $2.3 million in fiscal 2002, $.3 million in fiscal 2001, and $1.7 million in fiscal 2000. Sale of such shares is restricted prior to the date of vesting. Deferred compensation is amortized to expense on a straight-line basis over the vesting period.

      Restricted stock units were awarded in fiscal 2002. Compensation expense for restricted stock units is accrued to expense over a three-year performance period.

      Stock-based compensation expense amounted to $1.6 million in the six-month period ended December 31, 2002, $4.2 million in fiscal 2002, $2.1 million in fiscal 2001, and $2.9 million in fiscal 2000.

      As long as stock options are granted at an exercise price equal to the market value of common stock at the date of grant, there is no compensation expense for the grant, vesting, or exercise of stock options. Options vest or become exercisable in equal annual installments over a three to five year period and expire 10 years from the date of grant. In fiscal 2002, certain officers and employees surrendered their rights to 1.2 million stock options that had been granted to them in fiscal 2000 at an exercise price of $11.88 per share. A summary of shares available for grants of stock options and stock options outstanding follows (shares in thousands):

		Outstanding Stock
		Options
	Shares
	Available for		Weighted-
	Grant of		Average
	Stock Options	Shares	Exercise Price

Balance at June 30, 1999	6,749	1	$13.74
Granted	(4,555)	4,555	8.47
Forfeited	377	(377)	10.81

Balance at June 30, 2000	2,571	4,179	8.27
Granted	(108)	108	4.33
Exercised	—	(67)	4.69
Forfeited	972	(972)	9.69

Balance at June 30, 2001	3,435	3,248	7.78
Granted	(1,138)	1,138	8.18
Exercised	—	(162)	5.06
Forfeited	1,378	(1,378)	11.36

Balance at June 30, 2002	3,675	2,846	6.40
Granted	(1,575)	1,575	7.02
Exercised	—	(56)	4.69
Forfeited	37	(37)	8.30

Balance at December 31, 2002	2,137	4,328	6.63

      Options outstanding and options exercisable at December 31, 2002, follow (shares in thousands):

Exercise	Options	Remaining	Options
Price	Outstanding	Life in Years	Exercisable

$4.69	1,426	7.3	935
7.02	1,498	9.7	2
7.90	300	8.6	–
8.50	784	8.6	310
4 to 14	320	7.6	227

	4,328	8.4	1,474

      In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over a 10-year period by participating employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. There were 130,000 shares purchased by participating employees in the six-month period ended December 31, 2002, 320,000 shares in fiscal 2002, 514,000 shares in fiscal 2001, and 140,000 shares in fiscal 2000.

      Under the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), pro forma net income assumes compensation expense was recognized based on the fair value method of accounting with the fair value of stock options at the date of grant based on the Black-Scholes option pricing model and amortized to expense over the vesting period. Pro forma net income (loss), the weighted average fair value per share of stock options granted, and assumptions used for stock options outstanding follow:

	Six-Month
	Period Ended	Fiscal Years Ended June 30,
	December 31,
	2002	2002	2001	2000

Net income (loss), as reported – millions	$(14.7)	$16.2	$78.4	$8.9
Per share	$(.18)	$.20	$.97	$.10
Pro forma net income (loss) – millions	$(15.7)	$15.1	$77.0	$8.0
Per share	$(.19)	$.19	$.95	$.09
Weighted average fair value per share of stock options granted	$1.83	$2.05	$.96	$1.68
Assumptions:
Risk-free interest rate	3.5%	4.4%	5.5%	6.5%
Expected dividend yield	8%	8%	7-10%	9- 12%
Expected volatility	53%	50%	50-60%	37- 59%
Expected option life	6 years	6 years	6 years	6 years

USEC Inc.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)(1)

Consolidated Condensed Balance Sheets at December 31, 2002, 2001 and 2000 (Unaudited)	75
Consolidated Condensed Statements of Income (Loss) for Years Ended December 31, 2002, 2001 and 2000 (Unaudited)	76
Consolidated Condensed Statements of Cash Flows for Years Ended December 31, 2002, 2001 and 2000 (Unaudited)	77
Consolidated Condensed Statements of Stockholders’ Equity for Years Ended December 31, 2002, 2001 and 2000 (Unaudited)	78
Notes to Consolidated Condensed Financial Statements (Unaudited)	79 – 80

(1) In connection with the change from a June 30 fiscal to a calendar year end, unaudited consolidated condensed financial statements for calendar years ended December 31, 2002, 2001 and 2000 are provided for comparison purposes.

USEC Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)(1)
(millions, except share and per share data)

	December 31,

	2002	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$171.1	$57.4	$4.5
Accounts receivable – trade	225.4	389.3	309.4
Inventories:
Separative work units	689.1	700.3	848.3
Uranium	150.5	177.0	225.0
Materials and supplies	22.5	18.6	18.3

Total Inventories	862.1	895.9	1,091.6
Other	29.1	10.5	22.1

Total Current Assets	1,287.7	1,353.1	1,427.6
Property, Plant and Equipment, net	190.9	195.9	177.6
Other Assets
Deferred income taxes	50.8	56.4	–
Prepayment and deposit for depleted uranium	46.1	44.3	31.3
Prepaid pension benefit costs	83.8	79.7	68.0
Inventories	390.2	390.9	438.4

Total Other Assets	570.9	571.3	537.7

Total Assets	$2,049.5	$2,120.3	$2,142.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$–	$–	$10.0
Accounts payable and accrued liabilities	195.7	173.2	199.9
Payables under Russian Contract	106.6	99.8	119.9
Deferred revenue and advances from customers	45.0	52.2	–
Liabilities accrued for consolidating plant operations	22.8	36.6	60.9

Total Current Liabilities	370.1	361.8	390.7
Long-Term Debt	500.0	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	21.2	39.3	83.3
Depleted uranium disposition	57.9	67.3	58.4
Postretirement health and life benefit obligations	137.8	134.3	112.6
Other liabilities	48.1	59.7	56.9

Total Other Liabilities	265.0	300.6	311.2
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	–	–	–
Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,320,000 shares issued	10.0	10.0	10.0
Excess of capital over par value	1,054.8	1,066.6	1,068.2
Retained earnings (deficit)	(15.3)	21.5	8.2
Treasury stock, 18,547,000, 19,241,000 and 19,862,000 shares	(133.5)	(138.4)	(143.4)
Deferred compensation	(1.6)	(1.8)	(2.0)

Total Stockholders’ Equity	914.4	957.9	941.0

Total Liabilities and Stockholders’ Equity	$2,049.5	$2,120.3	$2,142.9

(1)	In connection with the change from a June 30 fiscal to a calendar year end, unaudited consolidated condensed financial statements for calendar years ended December 31, 2002, 2001 and 2000 are provided for comparison purposes.

See notes to consolidated condensed financial statements.

USEC Inc.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)(1)
(millions, except per share data)

	Years Ended December 31,

	2002	2001	2000

Revenue:
Separative work units	$1,192.0	$1,258.4	$1,325.5
Uranium	81.4	132.2	99.3

Total revenue	1,273.4	1,390.6	1,424.8
Cost of sales	1,189.5	1,266.2	1,224.2

Gross profit	83.9	124.4	200.6
Special charges (credit):
Consolidating plant operations	(6.7)	–	141.5
Other	–	–	(1.2)
Advanced technology development costs	22.9	12.0	12.5
Selling, general and administrative	54.1	48.9	49.6

Operating income (loss)	13.6	63.5	(1.8)
Interest expense	36.5	36.2	37.2
Other (income) expense, net	(15.2)	(5.4)	(9.5)

Income (loss) before income taxes	(7.7)	32.7	(29.5)
Provision (credit) for income taxes	(4.4)	(25.0)	(15.2)

Net income (loss)	$(3.3)	$57.7	$(14.3)

Net income (loss) per share – basic and diluted	$(.04)	$.71	$(.17)
Dividends per share	$.55	$.55	$.55
Average number of shares outstanding	81.4	80.7	84.1

(1)	In connection with the change from a June 30 fiscal to a calendar year end, unaudited consolidated condensed financial statements for calendar years ended December 31, 2002, 2001 and 2000 are provided for comparison purposes.

See notes to consolidated condensed financial statements.

USEC Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)(1)
(millions)

	Years Ended December 31,

	2002	2001	2000

Cash Flows From Operating Activities
Net income (loss)	$(3.3)	$57.7	$(14.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28.4	21.1	22.1
Depleted uranium disposition	(11.2)	17.3	25.3
Deferred revenue and advances from customers	(25.3)	8.2	65.4
Deferred income taxes	5.6	(45.7)	–
Special charges for consolidating plant operations	(13.8)	(39.3)	141.5
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	118.1	(34.1)	49.3
Inventories – (increase) decrease	71.9	183.0	(79.9)
Payables under Russian Contract – increase (decrease)	6.8	(20.1)	119.9
Accounts payable and other – net increase	23.8	17.1	4.9

Net Cash Provided by Operating Activities	201.0	165.2	334.2

Cash Flows Used in Investing Activities
Capital expenditures	(40.2)	(38.7)	(69.6)
Insurance deposit	–	(21.4)	–

Net Cash (Used in) Investing Activities	(40.2)	(60.1)	(69.6)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(44.7)	(44.4)	(46.1)
Deferred financing costs	(4.7)	–	–
Repayment of short-term debt	–	(10.0)	(188.3)
Repurchase of common stock	–	(1.4)	(46.6)
Common stock issued	2.3	3.6	–

Net Cash (Used in) Financing Activities	(47.1)	(52.2)	(281.0)

Net Increase (Decrease)	113.7	52.9	(16.4)
Cash and Cash Equivalents at Beginning of Year	57.4	4.5	20.9

Cash and Cash Equivalents at End of Year	$171.1	$57.4	$4.5

Supplemental Cash Flow Information
Interest paid	$33.1	$33.7	$36.5
Income taxes paid (refund)	(5.4)	32.4	(1.3)

(1)	In connection with the change from a June 30 fiscal to a calendar year end, unaudited consolidated condensed financial statements for calendar years ended December 31, 2002, 2001 and 2000 are provided for comparison purposes.

See notes to consolidated condensed financial statements.

USEC Inc.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (1)
(millions, except per share data)

	Common
	Stock,
	Par Value	Excess of	Retained			Total
	$.10 per	Capital over	Earnings	Treasury	Deferred	Stockholders’
	Share	Par Value	(Deficit)	Stock	Compensation	Equity

Balance at December 31, 1999	$10.0	$1,071.7	$68.6	$(102.3)	$(3.8)	$1,044.2
Restricted and other stock issued, net of amortization	–	(3.5)	–	5.5	1.8	3.8
Repurchase of common stock	–	–	–	(46.6)	–	(46.6)
Dividends paid to stockholders	–	–	(46.1)	–	–	(46.1)
Net income (loss)	–	–	(14.3)	–	–	(14.3)

Balance at December 31, 2000	10.0	1,068.2	8.2	(143.4)	(2.0)	941.0
Restricted and other stock issued, net of amortization	–	(1.6)	–	6.7	0.2	5.3
Repurchase of common stock	–	–	–	(1.7)	–	(1.7)
Dividends paid to stockholders	–	–	(44.4)	–	–	(44.4)
Net income	–	–	57.7	–	–	57.7

Balance at December 31, 2001	10.0	1,066.6	21.5	(138.4)	(1.8)	957.9
Restricted and other stock issued, net of amortization	–	(.6)	–	4.9	0.2	4.5
Dividends paid to stockholders	–	(11.2)	(33.5)	–	–	(44.7)
Net income (loss)	–	–	(3.3)	–	–	(3.3)

Balance at December 31, 2002	$10.0	$1,054.8	$(15.3)	$(133.5)	$(1.6)	$914.4

(1)	In connection with the change from a June 30 fiscal to a calendar year end, unaudited consolidated condensed financial statements for calendar years ended December 31, 2002, 2001 and 2000 are provided for comparison purposes.

See notes to consolidated condensed financial statements.

USEC Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. CHANGE FROM JUNE 30 FISCAL TO CALENDAR YEAR END

      In November 2002, the Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2002. Changing the fiscal year to a calendar year enables USEC to better align financial reporting with the way it manages and operates the business. The Russian Contract represents about half of the supply mix and is managed and priced on a calendar year basis, and most of USEC’s contracts with customers are based on a calendar year. Unaudited consolidated condensed financial statements for calendar years ended December 31, 2002, 2001, and 2000 are included as part of this transition report on Form 10-K for comparison purposes.

2. BASIS OF PRESENTATION

      The unaudited consolidated condensed financial statements as of and for the years ended December 31, 2002, 2001 and 2000, included herein have been prepared by USEC. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted.

      The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the six-month period ended December 31, 2002, and for the fiscal years ended June 30, 2002 and 2001, included elsewhere herein.

3. QUARTERLY FINANCIAL DATA (Unaudited)

      The following table summarizes quarterly and annual results of operations (in millions, except per share data):

							Calendar
	March 31		June 30		Sept. 30	Dec. 31	Year

Year Ended December 31, 2002
Revenue	$249.4		$316.2		$360.8	$347.0	$1,273.4
Cost of sales	229.0		285.5		336.2	338.8	1,189.5

Gross profit	20.4		30.7		24.6	8.2	83.9
Special charge (credit) for consolidating plant operations	(6.7	) (1)	–		–	–	(6.7	) (1)
Advanced technology development costs	2.4		4.5		6.0	10.0	22.9
Selling, general and administrative	11.7		14.8		11.7	15.9	54.1

Operating income (loss)	13.0		11.4		6.9	(17.7)	13.6
Interest expense	8.9		9.0		9.3	9.3	36.5
Other (income) expense, net	(1.3)		(7.1	) (2)	(4.4)	(2.4)	(15.2)
Provision (credit) for income taxes	1.1		2.4		.8	(8.7)	(4.4)

Net income (loss)	$4.3		$7.1		$1.2	$(15.9)	$(3.3)

Net income (loss) per share – basic and diluted	$.05		$.09		$.01	$(.19)	$(.04)
Average number of shares outstanding	80.9		81.3		81.5	81.7	81.4

Year Ended December 31, 2001
Revenue	$243.1		$286.9		$300.5	$560.1	$1,390.6
Cost of sales	211.5		248.0		287.3	519.4	1,266.2

Gross profit	31.6		38.9		13.2	40.7	124.4
Advanced technology development costs	2.9		3.4		2.5	3.2	12.0
Selling, general and administrative	11.2		13.5		11.2	13.0	48.9

Operating income (loss)	17.5		22.0		(.5)	24.5	63.5
Interest expense	8.6		9.2		9.3	9.1	36.2
Other (income) expense, net	(2.2)		(1.2)		(2.4)	.4	(5.4)
Provision (credit) for income taxes	(34.3	) (3)	6.5		(2.7)	5.5	(25.0	) (3)

Net income (loss)	$45.4		$7.5		$(4.7)	$9.5	$57.7

Net income (loss) per share – basic and diluted	$.56		$.09		$(.06)	$.12	$.71
Average number of shares outstanding	80.4		80.5		80.8	81.0	80.7

(1)	The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in the first quarter of 2002 represents a change in estimate of costs for consolidating plant operations.

(2)	Other income in the second quarter of 2002 includes accrued income resulting from a change in provisional billing rates for cold standby and other contract services provided to DOE at the Portsmouth, Ohio plant.

(3)	The provision for income taxes in the first quarter of 2001 includes a special income tax credit of $37.3 million (or $.46 per share) resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status.

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
99.5	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.