Form 10-Q
period 2003-03-31
USEC INC
filed 2003-05-02
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Democracy Center,
6903 Rockledge Drive, Bethesda MD	20817
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 564-3200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities and Exchange Act of 1934.) Yes   X   No ____

     As of March 31, 2003, there were 82,114,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

USEC Inc.

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2003

TABLE OF CONTENTS

Page

PART I
Financial Information

Consolidated Condensed Financial Statements:
Consolidated Condensed Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002	3
Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	5
Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Controls and Procedures	21

PART II
Other Information

Item 1. Legal Proceedings	21
Item 6. Exhibits and Reports on Form 8-K	21
Signature	21
Certifications	22
Exhibit Index	24

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

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	March 31,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$132.3	$171.1
Accounts receivable – trade	212.7	225.4
Inventories	866.0	862.1
Other	23.6	29.1

Total Current Assets	1,234.6	1,287.7
Property, Plant and Equipment, net	191.1	190.9
Other Assets
Deferred income taxes	54.4	50.8
Prepayment and deposit for depleted uranium	47.1	46.1
Prepaid pension benefit costs	81.9	83.8
Inventories	339.2	390.2

Total Other Assets	522.6	570.9

Total Assets	$1,948.3	$2,049.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$186.4	$195.7
Payables under Russian Contract	66.7	106.6
Deferred revenue and advances from customers	5.1	45.0
Liabilities accrued for consolidating plant operations	19.4	22.8

Total Current Liabilities	277.6	370.1
Long-Term Debt	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	20.3	21.2
Depleted uranium disposition	56.4	57.9
Postretirement health and life benefit obligations	138.3	137.8
Other liabilities	48.8	48.1

Total Other Liabilities	263.8	265.0
Stockholders’ Equity	906.9	914.4

Total Liabilities and Stockholders’ Equity	$1,948.3	$2,049.5

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Separative work units	$261.7	$240.3
Uranium	24.5	9.1

Total revenue	286.2	249.4
Cost of sales	251.6	229.0

Gross profit	34.6	20.4
Special charge (credit) for consolidating plant operations	—	(6.7)
Advanced technology development costs	9.6	2.4
Selling, general and administrative	14.4	11.7

Operating income	10.6	13.0
Interest expense	9.2	8.9
Other (income) expense, net	(2.2)	(1.3)

Income before income taxes	3.6	5.4
Provision for income taxes	1.5	1.1

Net income	$2.1	$4.3

Net income per share – basic and diluted	$.03	$.05
Dividends per share	$.1375	$.1375
Average number of shares outstanding	82.0	80.9

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities
Net income	$2.1	$4.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6.9	9.3
Depleted uranium disposition	(2.5)	6.7
Deferred revenue and advances from customers	(40.8)	(7.5)
Deferred income taxes	(3.6)	8.2
Liabilities accrued for consolidating plant operations	(3.4)	(10.8)
Changes in operating assets and liabilities:
Accounts receivable – decrease	12.7	202.3
Inventories – decrease	47.2	61.0
Payables under Russian Contract – (decrease)	(39.9)	(99.8)
Accounts payable and other – net increase	1.2	12.4

Net Cash Provided by (Used in) Operating Activities	(20.1)	186.1

Cash Flows Used in Investing Activities
Capital expenditures	(8.4)	(14.0)

Net Cash (Used in) Investing Activities	(8.4)	(14.0)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(11.3)	(11.1)
Common stock issued	1.0	.9

Net Cash (Used in) Financing Activities	(10.3)	(10.2)

Net Increase (Decrease)	(38.8)	161.9
Cash and Cash Equivalents at Beginning of Period	171.1	57.4

Cash and Cash Equivalents at End of Period	$132.3	$219.3

Supplemental Cash Flow Information:
Interest paid	$16.9	$16.5
Income taxes paid	—	.7

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

     In November 2002, the Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2002. Changing the fiscal year to a calendar year enables USEC to better align financial reporting with the way it manages and operates the business. The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2003 and 2002 have been prepared by USEC pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.

     Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the transition report on Form 10-K for the six-month period ended December 31, 2002.

2. INVENTORIES

     Inventories and related balance sheet accounts follow (in millions):

	March 31,	December 31,
	2003	2002

Current assets:
Separative work units	$674.0	$689.1
Uranium	170.6	150.5
Materials and supplies	21.4	22.5

	866.0	862.1
Long-term assets:
Uranium	209.6	230.9
Highly enriched uranium transferred from Department of Energy	129.6	159.3

	339.2	390.2

	$1,205.2	$1,252.3

     Replacing Out-of-Specification Natural Uranium Inventory

     In December 2000, USEC reported to DOE that 9,550 metric tons of natural uranium transferred to USEC from DOE prior to privatization contained elevated levels of technetium that would put the uranium out of specification for commercial use. Under the DOE-USEC Agreement signed in June 2002, USEC has been operating facilities at the Portsmouth plant since July 2002 to remove contaminants from a portion of the out-of-specification uranium. At March 31, 2003, the remaining amount of uranium inventory that may be impacted is 8,379 metric tons with a cost of $209.6 million reported as part of long-term assets.

     Under the DOE-USEC Agreement, DOE agreed to replace any natural uranium that is determined to be out-of-specification. USEC agreed to operate facilities at the Portsmouth plant at its own expense (other than site infrastructure expenses which are being paid by DOE) for 15 months in order to remove contaminants from a portion of the out-of-specification uranium. USEC expects costs to operate the facilities will total $21.0 million, of which $11.6 million had been incurred at March 31, 2003, and the remaining costs of $9.4 million are expected over the six-month period ending September 30, 2003. To compensate USEC for these clean-up costs, DOE will take title to depleted uranium generated by USEC at the Paducah plant over a four-year period beginning July 2001 up to a maximum of 23.3 million kilograms of uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium.

     USEC will release the United States Government from liability with respect to any out-of-specification uranium that is processed or replaced and, in any event, in September 2003 USEC will release the United States for liability with respect to 2,800 metric tons. Since July 2002, USEC has processed 1,171 metric tons (or 42% of the 2,800 metric tons). Operational difficulties are being resolved, and processing is beginning to meet targeted levels. However, USEC can provide no assurance that it will be able to remove contaminants from the remaining 1,629 metric tons by September 2003 in which case additional costs may be incurred or an impairment in the valuation of any portion not processed could result.

     With respect to the remaining out-of-specification natural uranium amounting to 6,750 metric tons, for which DOE’s liability has not been released by USEC, DOE will attempt to engage third parties to determine whether the remaining uranium can be replaced, remedied or exchanged. The DOE-USEC Agreement provides that if arrangements for replacement or clean up are not in place by March 31, 2003, then DOE must, at its option, exchange, replace, clean up or reimburse USEC for 3,293 metric tons of natural uranium, less the amount processed at the Portsmouth plant or accepted by USEC at March 31, 2003. In April 2003, USEC notified DOE that USEC had processed 1,171 metric tons, and DOE is obligated to exchange, replace, clean up or reimburse USEC for 2,122 metric tons. As of April 30, 2003, DOE had not completed the transfer of uranium from DOE to USEC. USEC expects DOE will complete the transfer pursuant to the terms of the DOE-USEC Agreement.

     DOE’s obligations to replace or remediate all remaining out-of-specification natural uranium continue until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least 1 million Separative Work Units per year at the Paducah plant or at a new enrichment facility. DOE’s obligations to replace or remediate out-of-specification natural uranium are subject to availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties are pursuing any necessary legislative authority, there can be no assurance that Congress will pass requisite legislation. An impairment in the valuation of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification natural uranium for which DOE has assumed responsibility. Depending on the amount, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

3. STOCK-BASED COMPENSATION

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

     Under the fair value method of accounting for stock-based compensation, the fair value of stock options is established at the date of grant based on the Black-Scholes option pricing model, and the fair value is amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) if the fair value method of accounting had been applied (in millions, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income, as reported	$2.1	$4.3
Add: Stock-based compensation expense included in reported results, net of tax	.5	.4
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(1.0)	(.7)

Pro forma net income	$1.6	$4.0

Net income per share:
As reported	$.03	$.05
Pro forma	$.02	$.05

4. STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity follow (in millions, except per share data):

	Common
	Stock,
	Par Value	Excess of	Retained			Total
	$.10 per	Capital over	Earnings	Treasury	Deferred	Stockholders'
	share	Par Value	(Deficit)	Stock	Compensation	Equity

Balance at December 31, 2002	$10.0	$1,054.8	$(15.3)	$(133.5)	$(1.6)	$914.4
Restricted and other stock issued, net of amortization	—	(.6)	—	2.5	(.2)	1.7
Dividends paid to stockholders	—	(11.3)		—	—	(11.3)
Net income	—	—	2.1	—	—	2.1

Balance at March 31, 2003	$10.0	$1,042.9	$(13.2)	$(131.0)	$(1.8)	$906.9

5. SPECIAL CHARGES FOR CONSOLIDATING PLANT OPERATIONS

     Changes in accrued liabilities resulting from special charges for consolidating plant operations follow (in millions):

	Balance	Paid	Balance
	December 31,	and	March 31,
	2002	Utilized	2003

Workforce reductions	$6.3	$(1.4)	$4.9
Lease turnover and other exit costs	16.5	(2.0)	14.5

	$22.8	$(3.4)	$19.4

     In June 2000, USEC announced workforce reductions and plans to cease uranium enrichment operations at the Portsmouth plant, resulting in special charges of $141.5 million in fiscal 2000 ($88.7 million or $.97 per share after tax). In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to consolidate plant operations, reduce costs, and better align worldwide supply and demand. In the first quarter of 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating plant operations.

     Amounts paid and utilized include cash payments and non-cash charges for asset impairments. The remaining liability of $19.4 million at March 31, 2003, is expected to be paid or utilized within one year, and includes (a) $4.9 million for severance benefits relating to workforce reductions involving 174 employees, and (b) $14.5 million for lease turnover and other exit costs at the Portsmouth plant.

6. POWER CONTRACT AND COMMITMENTS

     In fiscal 2001 and prior years, USEC purchased electric power for the Portsmouth plant from DOE under a contract that USEC concluded with DOE in July 1993. DOE acquired the power that it sold to USEC from the Ohio Valley Electric Corporation (“OVEC”) under a power purchase agreement signed in 1952. In September 2000, at USEC’s request, DOE notified OVEC that it would cease taking power after August 2001 and that it would terminate the power purchase agreement effective April 30, 2003.

     Upon termination of the agreement, DOE will be responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shut-down of the coal-burning power generating facilities owned and operated by OVEC. In April 2003, the date for payment of these costs was extended to December 31, 2003. Under its July 1993 contract with DOE, USEC will, in turn, be responsible for a portion of DOE’s costs. USEC has accrued its estimate of its share of DOE’s costs. Final determinations of USEC’s costs will depend on (a) resolution of differences between OVEC and DOE over the portion of termination obligations as determined by independent actuaries and engineering consultants that would be allocated to and paid by DOE, and (b) resolution of differences between DOE and USEC over the portion of DOE’s costs that would be reimbursed by USEC. Accordingly, the amount ultimately due from USEC may differ from the amount it has accrued. Any determination of such costs at levels significantly above the estimated amounts accrued by USEC would have an adverse effect on USEC’s results of operations.

7. STRIKE AT PADUCAH PLANT

     On February 4, 2003, members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union Local 5-550, representing 635 employees — about half of the workforce at the Paducah plant — went on strike. The significant issues involve the workers’ share of health insurance premiums, the union’s request for increased pension benefits and wage increases, and workforce responsibilities. USEC is continuing to operate the Paducah plant under a production continuity plan that maintains safe operations using trained employees. There has been no interruption of LEU deliveries to customers, and USEC does not expect any interruption.

8. LEGAL MATTERS

     International Trade Actions

     In February 2002, the U.S. Department of Commerce (“DOC”) issued orders imposing antidumping and countervailing duties on imports of low enriched uranium (“LEU”) from France, and countervailing duties on imports of LEU from Germany, the Netherlands and the United Kingdom. LEU is produced in France by Eurodif, a company controlled by Cogema, and is produced in Germany, the Netherlands, and the

United Kingdom by Urenco. The orders require the posting of cash deposits of 32.1% on the value of LEU imports from France, and 2.23% on the value of LEU imports from Germany, the Netherlands and the United Kingdom. The orders were the culmination of investigations by DOC and the U.S. International Trade Commission (“ITC”) into allegations filed by USEC (joined by the Paper, Allied-Industrial, Chemical & Energy Workers International Union) that LEU imported from these countries was being subsidized and, in the case of LEU imports from France, sold at unfair prices, and was materially injuring or threatening to materially injure USEC. The orders do not prevent the importation of European LEU, but help to offset the European enrichers’ subsidies and unfair pricing practices.

     Appeals of the DOC and ITC determinations in these investigations are now pending before the U.S. Court of International Trade (“CIT”), and it is anticipated that, regardless of the outcome of these appeals, the CIT decisions will be subject to further appeal to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). Depending upon the outcome of the CIT appeals and whether the CIT decisions are affirmed by the Federal Circuit, the appeals may result in a future increase, decrease or elimination of the duties on some or all of the imports subject to the antidumping and countervailing duty orders or the revocation of those orders.

     On March 25, 2003, the CIT found that DOC had failed to explain how its determinations were justified under a DOC regulation and past decisions under that regulation. Because of the failure, the CIT remanded the determinations for reconsideration. DOC has 75 days from March 25, 2003, to produce a redetermination, and the parties have an additional 27 days to submit comments and counterarguments on the results. A final decision by the CIT that DOC’s initial decision was wrong as a matter of law or unsupported by substantial evidence, if affirmed by the Federal Circuit, could result in a decrease in duties or a revocation of the antidumping and countervailing duty orders. Given the extensive factual, legal and policy arguments presented to the DOC in the trade cases, USEC believes that the DOC will substantiate its determination with sufficient depth and clarity for the CIT to affirm the decision.

     In remanding these issues, the CIT has not reversed the DOC’s final determination nor any of the DOC’s dumping or countervailing duty orders, which remain in effect. The U.S. government will continue to collect duties on LEU imports from France, Germany, the Netherlands and the United Kingdom, pending final rulings in the appeal.

     This remand is only one step in an ongoing process of decision and appeal. In addition, the European Union may challenge some or all of the DOC and ITC determinations under dispute settlement procedures of the World Trade Organization, or final duties could be changed or eliminated through annual administrative reviews being conducted by DOC. It is not possible to predict the ultimate outcome of these remand proceedings, appeals, procedures or reviews.

     Environmental Matters

     In 1998, USEC contracted with Starmet CMI (“Starmet”) to convert a small portion of USEC’s depleted uranium into a form that could be used in certain beneficial applications or disposed of at existing commercial disposal facilities. In March 2002, Starmet filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Starmet failed to file a plan for reorganization, and, on December 16, 2002, Starmet’s bankruptcy petition was dismissed. Starmet has ceased operations at its Barnwell, South Carolina facility.

     The U.S. Environmental Protection Agency (“EPA”) has informed USEC that it is undertaking an emergency removal action under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended (commonly known as Superfund), to clean up two evaporation ponds and remove and dispose of certain drums and other material located at Starmet’s Barnwell site containing uranium and other byproducts of Starmet’s activities at the site. EPA informed USEC that the South Carolina Department of Health and Environmental Control (“SCDHEC”) plans to conduct an investigation to determine if there is contamination at other areas of the site. USEC has received notices from EPA and SCDHEC stating that they believe USEC and other parties, including agencies of the U.S. Government, are potentially responsible parties under CERCLA and applicable South Carolina law.

     In March 2003, EPA increased its estimate of costs to remediate the two evaporation ponds and to remove and dispose of drums and other material at the site to $17 to $25 million from $14 to $20 million. EPA’s estimates are preliminary and are subject to change. USEC is currently discussing with EPA the possibility of USEC undertaking the removal and disposal of certain of the drums at the site, but has not yet made a decision whether to undertake all or part of such removal and disposal. EPA informed USEC that it intends to return the site to SCDHEC at the completion of the removal actions for decontamination and decommissioning. It is not known what additional cleanup will be required by SCDHEC and to what extent such costs may be recoverable under CERCLA or South Carolina law from USEC or from other potentially responsible parties.

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

     USEC believes that other parties, including agencies of the U.S. Government, will be responsible for contributing to cleanup costs or be required to participate in the cleanup, but it is unclear how many other parties will be held responsible and what share, if any, of the cleanup costs would be allocated to USEC if it is held to be responsible. An allocation of costs to USEC in excess of the amounts that USEC has accrued at March 31, 2003, for its estimated share of cleanup costs could have an adverse effect on USEC’s results of operations.

     Federal Securities Lawsuit

     On October 27, 2000, a federal securities lawsuit was filed against USEC by plaintiffs seeking to represent a class of purchasers of USEC’s common stock between July 23, 1998, and December 2, 1999. Additional lawsuits of a similar nature were filed and were consolidated. The complaint named as defendants USEC, two of USEC’s officers, and the seven underwriters involved in the initial public offering of common stock. The complaint generally alleged that certain statements in the registration statement and prospectus for the July 28, 1998 initial public offering were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties. The plaintiffs seek compensatory damages.

     In March 2002, the U.S. District Court for the District of Maryland dismissed the lawsuit. In April 2002, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. Oral argument on the appeal was held on April 4, 2003. The Court of Appeals may affirm the District Court’s decision or remand the case for further proceedings. A decision is not expected until the summer of 2003. USEC continues to believe that the ultimate outcome of these proceedings will not have a material adverse effect on its financial position or results of operations.

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

USEC Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the transition report on Form 10-K for the six-month period ended December 31, 2002.

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

     Critical Accounting Policies

     The summary of significant accounting policies and the other notes to the consolidated financial statements included in the transition report on Form 10-K provide a description of relevant information regarding USEC’s significant and critical accounting policies with respect to the following:

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

Results of Operations – Three Months Ended March 31, 2003 and 2002

     Revenue

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

     Revenue could be adversely affected by actions of the Nuclear Regulatory Commission (“NRC”) or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. In response to acknowledgements of falsified examination results and unauthorized repairs at several nuclear power plants in Japan, the Ministry of Economy, Trade and Industry ordered one reactor shut down for a year as a penalty and 16 other reactors temporarily shut down for special inspections in addition to regular maintenance. The nuclear reactor operator is implementing an approved repair program and is seeking authorization from the regulator and local government authorities to return the reactors to service. USEC supplies LEU for about half of the reactors. USEC does not expect revenue in 2003 will be affected by the temporary shutdowns, but revenue is expected to be reduced in connection with reactor refuelings in 2004 and possibly in 2005. An extended shutdown of reactors in Japan would have an adverse effect on USEC’s revenue and results of operations.

     Revenue from sales of the SWU component of LEU amounted to $261.7 million in the three months ended March 31, 2003, an increase of $21.4 million (or 9%) from $240.3 million in the corresponding period of 2002. The volume of SWU sold increased 9%. The increase was due mainly to the timing and movement of customer orders, partly offset by lower contractual commitments from domestic customers. The average price billed to customers was about the same as in the corresponding period of 2002. USEC expects revenue from sales of SWU will be about $1.2 billion in 2003, and average prices billed to customers will decline about 1.5% in 2003, compared with 2002. Sales volumes and average price levels for 2003 may be affected by a number of factors, including success in achieving sales targets and realization of average prices and estimates of inflation in contract price provisions. Shortfalls in volume or price estimates could adversely affect revenue and results of operations.

     Revenue from sales of uranium was $24.5 million in the three months ended March 31, 2003, an increase of $15.4 million from $9.1 million in the corresponding period of 2002. The increase was due to higher volume. USEC expects revenue from sales of uranium will be about $110 million or 8% of total revenue in 2003, an increase of 35% over 2002.

     The percentage of revenue from domestic and international customers follows:

	Three Months Ended
	March 31,

	2003	2002

Domestic	44%	74%
Asia	43	21
Europe and other	13	5

	100%	100%

     In the three months ended March 31, 2003, revenue from domestic customers declined $59.0 million (or 32%), revenue from customers in Asia increased $70.8 million (or 138%), and revenue from customers in Europe and other areas increased $25.0 million (or 181%), compared with the corresponding period of 2002. Changes in revenue and percentages of revenue from domestic and international customers reflect the timing and the movement of customer orders and lower contractual commitments from domestic customers, partly offset by lower average prices billed to customers in Asia.

     International Trade Actions

     Reference is made to information regarding international trade actions imposing antidumping and countervailing duties on imports of LEU from France, and countervailing duties on imports of LEU from Germany, the Netherlands and the United Kingdom, reported in the notes to consolidated condensed financial statements.

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

     In recent years, cost of sales per SWU has trended upward. Beginning in 2003, this trend has reversed as a result of the favorable impact of purchases from Russia under the new market-based contract, workforce reductions and plant consolidation initiatives, and lower costs for depleted uranium disposition.

     Cost of sales amounted to $251.6 million in the three months ended March 31, 2003, an increase of $22.6 million (or 10%) from $229.0 million in the corresponding period of 2002. The increase primarily reflects the 9% increase in the volume of SWU sold and the higher volume of uranium sales. Cost of sales per SWU, based on the average cost inventory method, in the three months ended March 31, 2003, declined as a result of lower production costs, higher production efficiency, and purchases of SWU under the Russian Contract based on market-based pricing terms effective in 2003.

     Inventory Matters

     Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization, reported in the notes to consolidated condensed financial statements.

     Power Contract and Commitments

     Reference is made to information regarding costs for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shut-down of coal-burning power generating facilities owned and operated by OVEC, reported in the notes to consolidated condensed financial statements.

     Environmental Matters

     Reference is made to information regarding environmental matters involving Starmet CMI, the U.S. Environmental Protection Agency, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in the notes to consolidated condensed financial statements.

     Purchase Costs Under Russian Contract

     USEC is the Executive Agent of the U.S. Government under the Russian Contract to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

     Purchases of the SWU component of LEU under the Russian Contract amounted to $69.0 million in the three months ended March 31, 2003, and represented 30% of the combined produced and purchased supply mix. USEC expects purchases under the Russian Contract will approximate 48% of the supply mix in 2003, compared with 46% in 2002. There were no purchases of SWU in the corresponding period in 2002 as shipments from Russia were delayed pending approval of new market-based pricing terms. In June 2002, the U.S. and Russian governments approved new market-based pricing terms for the remaining term of the Russian Contract through 2013. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index is used to minimize the disruptive effect of any short-term market price swings.

     USEC has committed to purchase 5.5 million SWU ordered under the Russian Contract in 2003. In addition, under the amended contract, USEC agreed to continue to purchase 5.5 million SWU each year for the remaining term of the Russian Contract through 2013, including such amount in calendar 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. USEC also agreed to purchase over two or more years after 2002 a total of 1.6 million SWU that USEC had ordered in 1999 but Tenex had not been able to deliver. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. The Russian Contract provides that, after the end of calendar year 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract to March 31, 2003, USEC had purchased the SWU component at an aggregate cost of $2,812 million.

     Production Costs

     Production costs were lower in the three months ended March 31, 2003, compared with the corresponding period in 2002. Costs for electric power, depleted uranium disposition, and labor were lower. Unit production costs improved 11% reflecting more efficient operations and lower production costs. Power costs represented 60% of production costs, about the same as in the corresponding period of 2002. Depleted uranium disposition costs were lower; under the DOE-USEC Agreement, DOE will take title for depleted uranium generated by USEC at the Paducah plant over a four-year period up to a maximum of 23.3 million kilograms of uranium.

     Employee benefit costs increased as a result of higher costs for pension and postretirement health benefit plans. As a result of declines in the equity markets affecting the market value of pension plan assets and the decline in interest rates affecting pension and postretirement health benefit obligations, there were significantly higher costs for pension and postretirement health benefit plans in the three months ended March 31, 2003, compared with the corresponding period in 2002. The rate used to discount benefit obligations was reduced to 6.75% in 2003 from 7.25% in 2002. In addition, pension costs increased as a result of initial amortization of an actuarial loss. The unrecognized actuarial loss incurred in 2002 resulted from the difference between the actual return on plan assets compared with the expected return of 9%. Pension benefit obligations are substantially (or 97%) funded, and postretirement health and life benefit obligations, typically funded on a pay-as-you-go basis, are 22% funded.

     Labor costs were lower in the three months ended March 31, 2003, compared with the corresponding period in 2002. On February 4, 2003, members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union Local 5-550, representing 635 employees — about half of the workforce at the Paducah plant — went on strike. There has been no interruption of LEU deliveries to customers, and USEC does not expect any interruption.

     Gross Profit

     Gross profit amounted to $34.6 million in the three months ended March 31, 2003, an increase of $14.2 million (or 70%) from $20.4 million in the corresponding period of 2002. Gross margin was 12%, compared with 8% in the corresponding period of 2002. The improvement resulted primarily from lower production costs and higher production efficiency at the Paducah plant and lower costs for SWU purchased under the Russian Contract. USEC expects the gross profit margin will be approximately 10% in 2003.

     Special Charge (Credit) in First Quarter 2002 for Consolidating Plant Operations

     In the three months ended March 31, 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating plant operations. The special credit included a cost reduction of $19.3 million for workforce reductions, primarily reflecting recovery from DOE of DOE’s pro rata share of severance benefits, and a cost reduction of $3.8 million for other exit costs. In June 2001, DOE authorized funding to conduct cold standby services at the Portsmouth plant, and USEC is continuing to perform these services under a letter agreement until a definitive contract is concluded between the parties. As a result of DOE’s program, the number of workforce reductions at the Portsmouth plant announced in June 2000 was reduced. The cost reductions were partly offset by charges of $16.4 million for asset impairments relating to transfer and shipping facilities at the Portsmouth plant. In February 2002, USEC announced plans to consolidate the transfer and shipping operations at the Paducah plant. The consolidation was completed as planned in the summer of 2002, and costs for the related workforce reductions were accrued.

     Advanced Technology Development Costs

     Advanced technology development costs amounted to $9.6 million in the three months ended March 31, 2003, an increase of $7.2 million from $2.4 million in the corresponding period of 2002. Centrifuge development activities accelerated following the DOE-USEC Agreement signed in June 2002. USEC is spending $150 million over the five-year period beginning July 2002 to demonstrate the American Centrifuge technology and expects spending will be about $35 million in 2003. A significant amount of centrifuge development costs are expected to be charged to expense until commercial plant costs begin to be capitalized. Work at centrifuge test facilities in Oak Ridge, Tennessee is underway, and the first four milestones under the DOE-USEC Agreement have been achieved.

     In December 2002, USEC announced that it will site the American Centrifuge Demonstration Facility lead cascade at the Portsmouth plant in Piketon, Ohio. In February 2003, USEC submitted a license application for the lead cascade to the Nuclear Regulatory Commission, and, in March 2003, NRC docketed the application. Construction of the lead cascade containing up to 240 full-scale centrifuge machines will begin in 2004. The lead cascade is expected to begin operations in 2005 and will be used to gather data to reduce cost, schedule and technology performance uncertainties prior to initiating construction of a commercial plant in 2007. A commercial centrifuge plant with capacity to produce 3.5 million SWU per year is expected to cost approximately $1 to $1.5 billion.

     On April 30, 2003, USEC announced that it was ending funding for research and development of the SILEX laser-based uranium enrichment process. USEC has been funding research and development of SILEX since 1996 when USEC signed an agreement with Silex Systems Limited in Australia. Although the SILEX process is capable of enriching uranium, it is still in the early stage of development and faces numerous technological hurdles that must be overcome. USEC has decided to focus its advanced technology efforts on the demonstration and deployment of the American Centrifuge uranium enrichment technology. With the termination of the agreement, rights to develop the SILEX technology for uranium enrichment revert back to Silex Systems Limited.

     Selling, General and Administrative

     Selling, general and administrative expenses amounted to $14.4 million in the three months ended March 31, 2003, an increase of $2.7 million (or 23%) from $11.7 million in the corresponding period of 2002. Higher expenses were incurred for outside legal counsel, compensation and consultants and reflect the change from a fiscal to a calendar year end.

     Other Income (Expense), Net

     Other income includes interest income and income or expense, net, from contract services for DOE and others. Other income amounted to $2.2 million in the three months ended March 31, 2003, compared with $1.3 million in the corresponding period of 2002.

     Accounts receivable for contract services for DOE and others includes accrued receivables of $8.1 million at March 31, 2003, and $22.7 million at December 31, 2002, for actual costs incurred by USEC not yet billed. The reduction resulted from DOE’s approval of revised provisional billing rates.

     Operating Income

     Operating income amounted to $10.6 million in the three months ended March 31, 2003, a reduction of $2.4 million or (18%) from $13.0 million in the corresponding period of 2002 that had included a special credit of $6.7 million. Excluding the special credit in the 2002 period, operating income was higher in the three months ended March 31, 2003, reflecting the improved gross profit. The higher gross profit was partly offset by the planned increase in costs for centrifuge development.

     Interest Expense

     Interest expense amounted to $9.2 million in the three months ended March 31, 2003, about the same as in the corresponding period of 2002.

     Provision for Income Taxes

     The provision for income taxes in the three months ended March 31, 2003, reflects an effective income tax rate of 42%, compared with 20% in the corresponding period of 2002. The effective tax rate is higher in 2003 as a result of lower export tax incentives and higher nondeductible expenses.

     Net Income

     Net income was $2.1 million (or $.03 per share) in the three months ended March 31, 2003, compared with $4.3 million (or $.05 per share) in the corresponding period of 2002 that had included a special credit of $4.2 million (or $.05 per share) after tax from a change in estimate of costs for consolidating operations.

Liquidity and Capital Resources

     Liquidity and Cash Flows

     Cash and cash equivalents amounted to $132.3 million at March 31, 2003, compared with $171.1 million at December 31, 2002. USEC expects cash and cash equivalents will be at least $150 million with no short-term debt at the end of 2003.

     Net cash outflow from operating activities amounted to $20.1 million in the three months ended March 31, 2003, compared with net cash flow of $186.1 million in the corresponding period of 2002. Cash outflow in the three months ended March 31, 2003, reflects deliveries of $40.8 million against advances from customers resulting in non-cash revenue, higher cash payments under the Russian Contract, and the timing of collections of trade receivables.

     Cash flow of $186.1 million in the three months ended March 31, 2002, benefited from a reduction of $202.3 million in accounts receivable. Collections from customers were high following a substantial increase in trade receivables at December 31, 2001, from record revenue in the last quarter of 2001. The variability of quarterly revenue, customer receivables, and related cash flow reflects the timing and movement of customer orders.

     Capital expenditures amounted to $8.4 million in the three months ended March 31, 2003, compared with $14.0 million in the corresponding period of 2002.

     Dividends paid to stockholders amounted to $11.3 million (or $.1375 per share) in the three months ended March 31, 2003, about the same as in the corresponding period of 2002. The cash dividend of $11.3 million paid in March 2003 was charged against excess of capital over par value in the stockholders’ equity section.

     Capital Structure and Financial Resources

     In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     There were no short-term borrowings at March 31, 2003, or December 31, 2002.

     In September 2002, United States Enrichment Corporation, a wholly owned subsidiary of USEC, entered into a three-year syndicated revolving credit facility. The facility provides up to $150 million in revolving credit commitments (including up to $50 million in letters of credit) and is secured by certain assets of the subsidiary and, subject to certain conditions, certain assets of USEC. Borrowings under the new facility are subject to limitations based on percentages of eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC.

     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At March 31, 2003, USEC was in compliance with covenants under the revolving credit facility.

     The total debt-to-capitalization ratio was 36% at March 31, 2003, compared with 35% at December 31, 2002.

     USEC expects that its cash, internally generated funds from operations, and available financing under the revolving credit facility will be sufficient to meet its obligations as they become due and to fund operating requirements of the plants, purchases of the SWU component of LEU under the Russian Contract, capital expenditures, demonstration of the American Centrifuge technology, interest expense, costs to consolidate plant operations, and quarterly dividends.

     A summary of working capital follows (in millions):

	March 31,	December 31,
	2003	2002

Cash and cash equivalents	$132.3	$171.1
Accounts receivable	212.7	225.4
Inventories	866.0	862.1
Accounts payable and other assets, net	(254.0)	(341.0)

Working capital	$957.0	$917.6

Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 2003, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at March 31, 2003, follow (in millions):

	Maturity Dates		March 31, 2003

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:
6.625% senior notes	$350.0		$350.0	$294.0
6.750% senior notes		$150.0	150.0	124.5

			$500.0	$418.5

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

USEC Inc.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to information regarding (a) environmental matters involving Starmet CMI, EPA, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, (b) a federal securities lawsuit filed against USEC in October 2000, and (c) other legal matters, reported in the notes to consolidated condensed financial statements.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

99	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2003	By	USEC Inc. /s/ Henry Z Shelton, Jr.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003	/s/ William H. Timbers

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003	/s/ Henry Z Shelton, Jr.

Henry Z Shelton, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

99	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.