Form 10-Q
period 2003-06-30
USEC INC
filed 2003-08-01
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934.) Yes  [X]  No  [  ]

     As of June 30, 2003, there were 82,267,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

USEC Inc.

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2003

TABLE OF CONTENTS

Page

PART I
Financial Information
Consolidated Condensed Financial Statements:
Consolidated Condensed Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002	3
Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)	4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	5
Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Controls and Procedures	23
PART II
Other Information
Item 1. Legal Proceedings	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 6. Exhibits and Reports on Form 8-K	25
Signature	25
Exhibit Index	26
Certifications	27-29

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

USEC Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	June 30,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$158.3	$171.1
Accounts receivable – trade	248.1	225.4
Inventories	929.7	862.1
Other	31.7	29.1

Total Current Assets	1,367.8	1,287.7
Property, Plant and Equipment, net	190.1	190.9
Other Assets
Deferred income taxes	45.1	50.8
Prepayment and deposit for depleted uranium	47.2	46.1
Prepaid pension benefit costs	74.4	83.8
Inventories	308.0	390.2

Total Other Assets	474.7	570.9

Total Assets	$2,032.6	$2,049.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$185.3	$195.7
Payables under Russian Contract	142.2	106.6
Deferred revenue and advances from customers	28.6	45.0
Liabilities accrued for consolidating plant operations	17.3	22.8

Total Current Liabilities	373.4	370.1
Long-Term Debt	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	18.0	21.2
Depleted uranium disposition	56.3	57.9
Postretirement health and life benefit obligations	133.9	137.8
Other liabilities	49.6	48.1

Total Other Liabilities	257.8	265.0
Stockholders’ Equity	901.4	914.4

Total Liabilities and Stockholders’ Equity	$2,032.6	$2,049.5

See notes to consolidated condensed financial statements.

USEC Inc.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Separative work units	$270.7	$293.2	$532.4	$533.5
Uranium	51.7	23.0	76.2	32.1

Total revenue	322.4	316.2	608.6	565.6
Cost of sales	281.7	285.5	533.3	514.5

Gross profit	40.7	30.7	75.3	51.1
Special charge (credit) for consolidating plant operations	—	—	—	(6.7)
Advanced technology development costs	11.0	4.5	20.6	6.9
Selling, general and administrative	14.8	14.8	29.2	26.5

Operating income	14.9	11.4	25.5	24.4
Interest expense	9.7	9.0	18.9	17.9
Other (income) expense, net	(2.3)	(7.1)	(4.5)	(8.4)

Income before income taxes	7.5	9.5	11.1	14.9
Provision for income taxes	3.2	2.4	4.7	3.5

Net income	$4.3	$7.1	$6.4	$11.4

Net income per share – basic and diluted	$.05	$.09	$.08	$.14
Dividends per share	$.1375	$.1375	$.2750	$.2750
Average number of shares outstanding	82.2	81.3	82.1	81.2

See notes to consolidated condensed financial statements.

USEC Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended
	June 30,

	2003	2002

Cash Flows from Operating Activities
Net income	$6.4	$11.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14.3	15.4
Depleted uranium disposition	(2.7)	(11.0)
Deferred revenue and advances from customers	(19.6)	6.8
Deferred income taxes	5.7	4.9
Liabilities accrued for consolidating plant operations	(5.5)	(11.0)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(22.7)	158.4
Inventories – decrease	14.5	19.0
Payables under Russian Contract – increase	35.6	56.6
Accounts payable and other – net increase (decrease)	(2.9)	20.0

Net Cash Provided by (Used in) Operating Activities	23.1	270.5

Cash Flows Used in Investing Activities
Capital expenditures	(14.9)	(27.8)

Net Cash (Used in) Investing Activities	(14.9)	(27.8)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(22.6)	(22.3)
Common stock issued	1.6	1.4

Net Cash (Used in) Financing Activities	(21.0)	(20.9)

Net Increase (Decrease)	(12.8)	221.8
Cash and Cash Equivalents at Beginning of Period	171.1	57.4

Cash and Cash Equivalents at End of Period	$158.3	$279.2

Supplemental Cash Flow Information:
Interest paid	$17.5	$16.4
Income taxes paid (refund)	(2.8)	.8

See notes to consolidated condensed financial statements.

USEC Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

     The unaudited consolidated condensed financial statements as of and for the six months ended June 30, 2003 and 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. In November 2002, the Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2002. Changing the fiscal year to a calendar year enables USEC to better align financial reporting with the way it manages and operates the business.

     Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the transition report on Form 10-K for the six-month period ended December 31, 2002.

2. INVENTORIES

     Inventories and related balance sheet accounts follow (in millions):

	June 30,	December 31,
	2003	2002

Current assets:
Separative work units	$731.2	$689.1
Uranium	179.0	150.5
Materials and supplies	19.5	22.5

	929.7	862.1
Long-term assets:
Uranium	188.1	230.9
Highly enriched uranium transferred from Department of Energy	119.9	159.3

	308.0	390.2

	$1,237.7	$1,252.3

     Replacing Out-of-Specification Natural Uranium Inventory

     In December 2000, USEC reported to DOE that 9,550 metric tons of natural uranium transferred to USEC from DOE prior to privatization contained elevated levels of technetium that would put the uranium out of specification for commercial use. Under the DOE-USEC Agreement signed in June 2002, USEC has been operating facilities at the Portsmouth plant since July 2002 to remove contaminants from a portion of the out-of-specification uranium. DOE compensates USEC for the costs of removing contaminants from the out-of-specification uranium. At June 30, 2003, the remaining amount of uranium inventory that may be impacted is 7,520 metric tons with a cost of $188.1 million reported as part of long-term assets.

     Under the DOE-USEC Agreement, DOE agreed to replace any natural uranium that is determined to be out-of-specification. USEC agreed to operate facilities at the Portsmouth plant at its own expense (other than site infrastructure expenses which are being paid by DOE) for 15 months in order to remove contaminants from a portion of the out-of-specification uranium. USEC expects costs to operate the facilities will total $22.6 million, of which $16.6 million had been incurred at June 30, 2003, and the remaining costs of $6.0 million are expected over the three-month period ending September 30, 2003. To compensate USEC for these clean-up costs, DOE will take title to depleted uranium generated by USEC at the Paducah plant over a four-year period beginning July 2001 up to a maximum of 23.3 million kilograms of uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium.

     USEC will release the United States Government from liability with respect to any out-of-specification uranium that is processed or replaced and, in any event, in September 2003 USEC will release the United States for liability with respect to 2,800 metric tons. Since July 2002, USEC has processed 2,030 metric tons (or 73% of the 2,800 metric tons). USEC expects to remove contaminants from the remaining 770 metric tons by September 2003.

     With respect to the remaining out-of-specification natural uranium amounting to 6,750 metric tons, for which DOE’s liability has not been released by USEC, DOE will attempt to engage third parties to determine whether the remaining uranium can be replaced, remedied or exchanged. DOE may request USEC to continue processing out-of-specification uranium at the Portsmouth plant beyond September 2003. Continuation of the program is subject to DOE funding and Congressional appropriations.

     Under the DOE-USEC Agreement, if arrangements for replacement or clean up were not in place by March 31, 2003, then DOE must, at its option, exchange, replace, clean up or reimburse USEC for 3,293 metric tons of natural uranium, less the amount processed at the Portsmouth plant or accepted by USEC at March 31, 2003. USEC has notified DOE that USEC had processed 1,177 metric tons as of March 31, 2003, and, accordingly, DOE is obligated to exchange, replace, clean up or reimburse USEC for the remaining 2,116 metric tons of natural uranium. Although DOE had not reimbursed USEC or exchanged, replaced or cleaned up the uranium as of July 31, 2003, USEC expects DOE will fulfill its obligation pursuant to the terms of the DOE-USEC Agreement.

     DOE’s obligations to replace or remediate all remaining out-of-specification natural uranium continue until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing low enriched uranium containing at least 1 million Separative Work Units per year at the Paducah plant or at a new enrichment facility. DOE’s obligations to replace or remediate out-of-specification natural uranium are subject to availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties are pursuing any necessary legislative authority, there can be no assurance that Congress will pass requisite legislation. An impairment in the valuation of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification natural uranium for which DOE has assumed responsibility. Depending on the amount, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

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

     Under the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, pro forma net income assumes compensation expense is recognized based on the fair value method of accounting with the fair value of stock options measured at the date of grant based on the Black-Scholes option pricing model and amortized to expense over the vesting period. The following table illustrates the effect on net income if the fair value method of accounting had been applied (in millions, except per share data):

	Six Months Ended
	June 30,

	2003	2002

Net income, as reported	$6.4	$11.4
Add: Stock-based compensation expense included in reported results, net of tax	1.4	1.6
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(2.2)	(2.2)

Pro forma net income	$5.6	$10.8

Net income per share:
As reported	$.08	$.14
Pro forma	$.07	$.13

4. STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity follow (in millions, except per share data):

	Common
	Stock,
	Par Value	Excess of	Retained			Total
	$.10 per	Capital over	Earnings	Treasury	Deferred	Stockholders’
	share	Par Value	(Deficit)	Stock	Compensation	Equity

Balance at December 31, 2002	$10.0	$1,054.8	$(15.3)	$(133.5)	$(1.6)	$914.4
Restricted and other stock issued, net of amortization	—	(.7)	—	3.7	.2	3.2
Dividends paid to stockholders	—	(22.6)		—	—	(22.6)
Net income	—	—	6.4	—	—	6.4

Balance at June 30, 2003	$10.0	$1,031.5	$(8.9)	$(129.8)	$(1.4)	$901.4

5. SPECIAL CHARGES FOR CONSOLIDATING PLANT OPERATIONS

     Changes in accrued liabilities resulting from special charges for consolidating plant operations follow (in millions):

	Balance	Paid	Balance
	December 31,	and	June 30,
	2002	Utilized	2003

Workforce reductions	$6.3	$(3.3)	$3.0
Lease turnover and other exit costs	16.5	(2.2)	14.3

	$22.8	$(5.5)	$17.3

     In June 2000, USEC announced workforce reductions and plans to cease uranium enrichment operations at the Portsmouth plant, resulting in special charges of $141.5 million in fiscal 2000 ($88.7 million or $.97 per share after tax). In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to consolidate plant operations, reduce costs, and better align worldwide supply and demand. In the six months ended June 30, 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating plant operations. Workforce reductions involving 200 employees at the Paducah plant were announced in November 2002 and, in 2003, additional efficiencies were identified and the number of workforce reductions was expanded to 219 employees. USEC completed the workforce reductions in July 2003.

     Amounts paid and utilized include cash payments and non-cash charges for asset impairments. The remaining liability of $17.3 million at June 30, 2003, is expected to be paid or utilized within one year, and includes (a) $3.0 million for severance benefits relating to workforce reductions involving 137 employees at the Paducah plant, and (b) $14.3 million for lease turnover and other exit costs at the Portsmouth plant.

6. POWER CONTRACT AND COMMITMENTS

     In 2001 and prior years, USEC purchased electric power for the Portsmouth plant from DOE under a contract that USEC concluded with DOE in July 1993. DOE acquired the power that it sold to USEC from the Ohio Valley Electric Corporation (“OVEC”) under a power purchase agreement signed in 1952. At USEC’s request, DOE notified OVEC the power purchase agreement would terminate effective April 30, 2003.

     As a result of termination of the power purchase agreement, DOE is responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shut-down of the coal-burning power generating facilities owned and operated by OVEC. In April 2003, the date for payment of the termination costs was extended to December 31, 2003. Under its July 1993 contract with DOE, USEC is, in turn, responsible for a portion of DOE’s costs. USEC has accrued its estimate of its share of DOE’s costs and is accruing interest on its estimated share of the obligation. Final determinations of USEC’s costs will depend on (a) resolution of differences between OVEC and DOE over the aggregate amount of the termination obligations based on a number of factors including, but not limited to, the remaining life of the OVEC power generating facilities, discount rates, healthcare cost trend rates, and the portion of the termination obligations that would be allocated to and paid by DOE and (b) resolution of differences between DOE and USEC over the portion of DOE’s costs that would be reimbursed by USEC. Accordingly, the amount ultimately due from USEC may differ from the amount it has accrued. Any determination of such costs at levels significantly above the estimated amounts accrued by USEC would have an adverse effect on USEC’s results of operations.

7. LEGAL MATTERS

     International Trade Actions

     In February 2002, the U.S. Department of Commerce (“DOC”) issued orders imposing antidumping and countervailing duties on imports of low enriched uranium (“LEU”) from France, and countervailing duties on imports of LEU from Germany, the Netherlands and the United Kingdom. LEU is produced in France by Eurodif, a company controlled by Cogema, and is produced in Germany, the Netherlands, and the United Kingdom by Urenco. The orders require the posting of cash deposits of 32.1% on the value of LEU imports from France, and 2.23% on the value of LEU imports from Germany, the Netherlands and the United Kingdom (equivalent to 54% and 4%, respectively, on the value of the SWU component of LEU). The orders were the culmination of investigations by DOC and the U.S. International Trade Commission (“ITC”) into allegations filed by USEC (joined by the Paper, Allied-Industrial, Chemical & Energy Workers International Union) that LEU imported from these countries was being subsidized and, in the case of LEU imports from France, sold at unfair prices, and was materially injuring or threatening to materially injure USEC. The orders do not prevent the importation of European LEU, but help to offset the European enrichers’ subsidies and unfair pricing practices.

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

     In March 2003, the CIT remanded the DOC’s determinations back to the DOC for reconsideration, indicating that the DOC had failed to explain how the DOC’s resolution of certain issues in the determinations was justified. On June 23, 2003, the DOC reaffirmed and elaborated on its determinations, again concluding that USEC is the sole domestic producer of LEU and that all imports of LEU are subject to antidumping and countervailing duty laws. The CIT may affirm the remand determination, remand the determination again to the DOC for additional analysis or findings, or overrule the DOC. The CIT’s decision could also include a combination of these outcomes. A final decision by the CIT that DOC’s determinations are wrong as a matter of law or are unsupported by substantial evidence, if affirmed by the Federal Circuit, could result in a decrease in duties or a revocation of the antidumping and countervailing duty orders. Given the extensive factual, legal and policy findings and analysis presented by the DOC in its remand determination, USEC believes that the DOC has substantiated its determinations with sufficient depth and clarity for the CIT to affirm the determinations.

     The U.S. government continues to collect duties on LEU imports from France, Germany, the Netherlands and the United Kingdom, pending final rulings in the appeal.

     This remand is only one step in an ongoing process of decision and appeal. In addition, the European Union may challenge some or all of the DOC and ITC determinations under dispute settlement procedures of the World Trade Organization, or final duties could be changed or eliminated through annual administrative reviews being conducted by the DOC. It is not possible to predict the ultimate outcome of these remand proceedings, appeals, procedures or reviews.

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

     The U.S. Environmental Protection Agency (“EPA”) has informed USEC that it is undertaking an emergency removal action under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended (commonly known as Superfund), to clean up two evaporation ponds and remove and dispose of certain drums and other material located at Starmet’s Barnwell site containing uranium and other byproducts of Starmet’s activities at the site. EPA has informed USEC that it plans to return the site to the South Carolina Department of Health and Environmental Control (“SCDHEC”) after the completion of EPA’s removal action for SCDHEC to conduct an investigation to determine if there is a need for any further actions at the site. USEC has received notices from EPA and SCDHEC stating that they believe USEC and other parties, including agencies of the U.S. Government, are potentially responsible parties (“PRPs”) under CERCLA and applicable South Carolina law.

     EPA has estimated costs of $17 to $25 million to remediate the two evaporation ponds and to remove and dispose of drums and other material at the site. The EPA estimates are preliminary. USEC believes that other PRPs, including agencies of the U.S. Government, will be responsible for contributing to cleanup costs or be required to participate in the cleanup, but it is unclear how many other PRPs will be held responsible and what share of the cleanup costs would be allocated to USEC if it is held to be responsible. USEC is currently negotiating with EPA to undertake the removal and disposal of certain of the drums and other material at the site.

     SCDHEC has notified USEC and other PRPs that it is seeking reimbursement of costs of $.4 million incurred at the site before EPA took over the removal action. USEC is negotiating with SCDHEC and other PRPs and expects to pay a portion of the cost. It is not known what additional cleanup will be required by SCDHEC and to what extent such costs may be recoverable under CERCLA or South Carolina law from USEC or from other PRPs.

     Under CERCLA, EPA has the authority to order USEC or the other PRPs to cleanup the Barnwell site or EPA may initiate an action in federal court for reimbursement of costs incurred in cleaning up the site. Each PRP may be held jointly and severally liable for all cleanup costs incurred by third parties, such as EPA. Accordingly, USEC could be responsible for payment of the full amount of the liability, whether or not other PRPs are also liable. USEC believes that it has defenses against an action seeking to require it to contribute to the cost of cleanup at the site or to be involved in the cleanup of the site, or that could limit or reduce such liability, but the outcome of any such defenses cannot be predicted at this time. An allocation of costs to USEC in excess of the amounts that USEC has accrued at June 30, 2003, for its estimated share of cleanup costs could have an adverse effect on USEC’s results of operations.

     Federal Securities Lawsuit

     In October, 2000, a federal securities lawsuit was filed against USEC by plaintiffs seeking to represent a class of purchasers of USEC’s common stock between July 23, 1998, and December 2, 1999. Additional lawsuits of a similar nature were filed and were consolidated. The complaint named as defendants USEC, two of USEC’s officers, and the seven underwriters involved in the initial public offering of common stock. The complaint generally alleged that certain statements in the registration statement and prospectus for the July 28, 1998 initial public offering were materially false and misleading because they misrepresented and failed to disclose certain adverse material facts, risks and uncertainties. The plaintiffs were seeking compensatory damages.

     In March 2002, the U.S. District Court for the District of Maryland dismissed the lawsuit. In April 2002, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. On July 24, 2003, the Court of Appeals affirmed the District Court’s dismissal of the lawsuit. Plaintiffs have a right to petition for rehearing in the Fourth Circuit or for United States Supreme Court review. Although USEC has no information as to whether plaintiffs may continue to pursue the litigation, USEC believes that this matter is effectively concluded and any potential filings by plaintiffs will not have a material adverse effect on its financial condition or results of operations.

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

     Critical Accounting Policies

     The summary of significant accounting policies and the other notes to the consolidated financial statements included in the transition report on Form 10-K provide a description of relevant information regarding USEC’s significant and critical accounting policies with respect to the following:

•	revenue recognition, including deferred revenue and advances from customers,

•	inventories of uranium and SWU and inventory costing methods, classifications and valuations,

•	costs for the future disposition of depleted uranium,

•	power costs and related contractual commitments,

•	deferred income taxes and related valuation allowance, and

•	special charges and liabilities for consolidating plant operations.

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

Results of Operations – Six Months Ended June 30, 2003 and 2002

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

     Revenue could be adversely affected by actions of the Nuclear Regulatory Commission (“NRC”) or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. In response to acknowledgements in September 2002 of falsified examination results and unauthorized repairs at several nuclear power plants in Japan, the Ministry of Economy, Trade and Industry ordered 17 reactors temporarily shut down in stages by April 2003 for special inspections in addition to regular maintenance. Four reactors were returned to service by July 31, 2003. The nuclear reactor operator is implementing corrective actions and is seeking authorization from the regulator and local government authorities to return the remaining 13 reactors to service. USEC supplies about half of the LEU for the reactors that are temporarily shutdown. USEC does not expect revenue in 2003 will be affected, but revenue is expected to be reduced in 2004 and possibly in 2005 by delays in reactor refuelings resulting from the temporary shutdowns. An extended shutdown of reactors in Japan would have an adverse effect on USEC’s revenue and results of operations.

     Revenue from sales of the SWU component of LEU amounted to $532.4 million in the six months ended June 30, 2003, about the same as in the corresponding period of 2002. The volume of SWU sold increased 3% and the average SWU price billed to customers, primarily customers in Asia, declined 3% compared with the corresponding period of 2002. The increase in volume was due mainly to the timing and movement of customer orders, partly offset by lower contractual commitments from domestic customers. USEC expects revenue from sales of SWU will be about $1.1 billion in 2003, and average prices billed to customers will decline about 1.5% in 2003 compared with 2002. Sales volumes and average price levels for 2003 may be affected by a number of factors, including success in achieving sales targets and realization of average prices and estimates of inflation in contract price provisions. Shortfalls in volume or price estimates could adversely affect revenue and results of operations.

     Revenue from sales of uranium was $76.2 million in the six months ended June 30, 2003, an increase of $44.1 million (or 137%) from $32.1 million in the corresponding period of 2002. The increase was due to higher volume. USEC expects revenue from sales of uranium will be about $160 million or 12% of total revenue in 2003, an increase of 97% over 2002. USEC sells uranium from its inventory and supplements its supply by underfeeding the production process at the Paducah plant and by purchasing uranium from suppliers. Underfeeding is a mode of operation that uses or feeds less uranium but requires more electric power or SWU in the enrichment process. Underfeeding increases the inventory of uranium which can be sold in a subsequent period.

     The percentage of revenue from domestic and international customers follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Domestic	71%	52%	58%	62%
Asia	29	47	35	35
Europe and other	—	1	7	3

	100%	100%	100%	100%

     In the six months ended June 30, 2003, revenue from domestic customers increased $5.4 million (or 2%), revenue from customers in Asia increased $14.9 million (or 7%), and revenue from customers in Europe and other areas increased $22.7 million (or 141%), compared with the corresponding period of 2002. Changes in revenue and percentages of revenue from domestic and international customers reflect the timing and the movement of customer orders, lower contractual commitments from domestic customers, and a reduction in the average SWU price billed to customers, primarily customers in Asia.

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

     Beginning in 2003, cost of sales benefited from the favorable impact of purchases from Russia under the new market-based contract, workforce reductions and plant consolidation initiatives. The full effect of lower costs will benefit cost of sales in future periods due to the average inventory cost method and USEC’s significant SWU inventories.

     Cost of sales amounted to $533.3 million in the six months ended June 30, 2003, an increase of $18.8 million (or 4%) from $514.5 million in the corresponding period of 2002. The increase primarily reflects the 3% increase in the volume of SWU sold and the higher volume of uranium sales. Cost of sales per SWU, based on the average cost inventory method, improved by 4% as a result of purchases of SWU under the Russian Contract based on market-based pricing terms effective in 2003 and lower production costs and higher production efficiency at the Paducah plant.

     Purchase Costs Under Russian Contract

     USEC is the Executive Agent of the U.S. Government under the Russian Contract to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

     Purchases of the SWU component of LEU under the Russian Contract amounted to $238.0 million in the six months ended June 30, 2003, (representing 47% of the combined produced and purchased supply mix), compared with $182.6 million (or 37% of the supply mix) in the corresponding period of 2002. USEC expects purchases under the Russian Contract will approximate 48% of the supply mix in 2003 compared with 46% in 2002. In June 2002, the U.S. and Russian governments approved new market-based pricing terms for the remaining term of the Russian Contract through 2013. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index is used to minimize the disruptive effect of any short-term market price swings.

     USEC has committed to purchase 5.5 million SWU ordered under the Russian Contract in 2003. In addition, under the amended contract, USEC agreed to continue to purchase 5.5 million SWU each year for the remaining term of the Russian Contract through 2013, including such amount in calendar 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. USEC also agreed to purchase over two or more years after 2002 a total of 1.6 million SWU that USEC had ordered in 1999 but Tenex had not been able to deliver. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. The Russian Contract provides that, after the end of calendar year 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract to June 30, 2003, USEC had purchased the SWU component at an aggregate cost of $2,977 million.

     Production Costs

     Production costs at the Paducah plant were lower in the six months ended June 30, 2003, compared with the corresponding period of 2002. Costs for electric power and labor were lower, and employee benefit costs were higher. Unit production costs improved 4% reflecting more efficient operations and lower production costs. Power costs represented 61% of production costs, about the same as in the corresponding period of 2002.

     Labor costs were lower in the six months ended June 30, 2003, compared with the corresponding period in 2002, reflecting the effect of a strike by union employees at the Paducah plant. On February 4, 2003, members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union Local 5-550 (“PACE”), representing 635 employees (about half of the workforce at the Paducah plant) went on strike. On June 25, 2003, members of PACE voted to accept an eight-year contract with USEC and returned to work. The new contract includes annual pay increases of 2 to 3% and an improved pension supplement. PACE employees will increase their share of health insurance costs and have agreed to work-assignment flexibility designed to improve operational efficiency at the Paducah plant. As a result of workforce reductions, PACE represented 523 workers or 41% of the workforce at the Paducah plant at July 31, 2003.

     Employee benefit costs increased as a result of higher costs for pension and postretirement health benefit plans. As a result of declines in the equity markets in 2002 and 2001 reducing the market value of pension plan assets and declines in interest rates increasing pension and postretirement health benefit obligations, there were significantly higher costs in the six months ended June 30, 2003, compared with the corresponding period of 2002. The rate used to discount benefit obligations was reduced to 6.75% at December 31, 2002 from 7.25% at June 30, 2002. In addition, pension costs increased as a result of initial amortization of an actuarial loss. The unrecognized actuarial loss incurred in 2002 resulted from the difference between the actual return on plan assets compared with the expected return of 9%. At December 31, 2002, pension benefit obligations were substantially (or 97%) funded, and postretirement health and life benefit obligations, typically funded on a pay-as-you-go basis, were 22% funded.

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

     Gross Profit

     Gross profit amounted to $75.3 million in the six months ended June 30, 2003, an increase of $24.2 million (or 47%) from $51.1 million in the corresponding period of 2002. Gross margin was 12%, compared with 9% in the corresponding period of 2002. The improvement resulted primarily from lower costs for SWU purchased under the Russian Contract and lower production costs and higher production efficiency at the Paducah plant. USEC expects the gross margin will be approximately 10% in 2003.

     Special Charge (Credit) in 2002 for Consolidating Plant Operations

     In the six months ended June 30, 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating plant operations. The special credit included a cost reduction of $19.3 million for workforce reductions, primarily reflecting recovery from DOE of DOE’s pro rata share of severance benefits, and a cost reduction of $3.8 million for other exit costs. In June 2001, DOE authorized funding to conduct cold standby services at the Portsmouth plant, and USEC is continuing to perform these services under a letter agreement until a definitive contract is concluded between the parties. As a result of DOE’s program, the number of workforce reductions at the Portsmouth plant announced in June 2000 was reduced. The cost reductions were partly offset by charges of $16.4 million for asset impairments relating to transfer and shipping facilities at the Portsmouth plant. In February 2002, USEC announced plans to consolidate the transfer and shipping operations at the Paducah plant. The consolidation was completed as planned in the summer of 2002, and costs for the related workforce reductions were accrued.

     Advanced Technology Development Costs

     A successful year of experience with its American Centrifuge has given USEC the confidence to accelerate its schedule for commercial plant deployment by one year. Advanced technology development costs amounted to $20.6 million in the six months ended June 30, 2003, an increase of $13.7 million (or 200%) from $6.9 million in the corresponding period of 2002. Costs for centrifuge development activities increased following the DOE-USEC Agreement signed in June 2002. Due to the acceleration of the American Centrifuge demonstration, USEC now expects advanced technology development costs will be about $45 million in 2003. USEC has not changed its total spending estimate of $150 million for the American Centrifuge demonstration but expects to spend that amount in less than the five years originally projected in June 2002. A significant amount of centrifuge development costs are expected to be charged to expense until costs associated with the commercial facility begin to be capitalized.

     Engineering, manufacturing and testing of major components continues at centrifuge test facilities in Oak Ridge, Tennessee, and the first four milestones under the DOE-USEC Agreement have been achieved on or ahead of schedule. In December 2002, USEC announced that it will site the American Centrifuge Demonstration Facility lead cascade at the Portsmouth plant in Piketon, Ohio. In February 2003, USEC submitted a license application for the lead cascade to the Nuclear Regulatory Commission, and, in March 2003, NRC docketed the application. USEC expects to achieve the fifth milestone, the manufacture of a centrifuge rotor tube, ahead of the November 2003 milestone date. USEC now plans to submit the commercial plant NRC license application in August 2004, seven months ahead of schedule. Refurbishing a demonstration facility in Piketon, Ohio, with a lead cascade containing up to 240 full-scale centrifuge machines will begin in 2004. The lead cascade is expected to begin operations in 2005 and will be used to gather data to reduce cost, schedule and technology performance uncertainties prior to initiating construction of a commercial plant in 2006. A commercial centrifuge plant with capacity to produce 3.5 million SWU per year is expected to cost approximately $1 – $1.5 billion.

     In April 2003, USEC announced that it was ending funding for research and development of the SILEX laser-based uranium enrichment process. USEC had been funding research and development of SILEX since 1996 when USEC signed an agreement with Silex Systems Limited in Australia. Although the SILEX process is capable of enriching uranium, it is still in the early stage of development and faces numerous technological hurdles that must be overcome. USEC has decided to focus its advanced technology efforts on the demonstration and deployment of the American

Centrifuge uranium enrichment technology. USEC is resolving issues relating to termination of the agreement with Silex Systems Limited. Upon termination, rights to develop the SILEX technology for uranium enrichment revert back to Silex Systems Limited.

     Selling, General and Administrative

     Selling, general and administrative expenses amounted to $29.2 million in the six months ended June 30, 2003, an increase of $2.7 million (or 10%) from $26.5 million in the corresponding period of 2002. The increase reflects higher expenses relating to international trade actions, negotiations regarding termination obligations under the OVEC power purchase agreement, and the change from a fiscal to a calendar year end.

     Other (Income) Expense, Net

     Other income includes interest income and the net amount of income or expense from contract services for DOE and others. Other income amounted to $4.5 million in the six months ended June 30, 2003, compared with $8.4 million in the corresponding period of 2002. USEC earned the net amount of $1.6 million in the six months ended June 30, 2003, from contract services compared with the $4.6 million in the corresponding period of 2002.

     USEC has been conducting cold standby contract services for DOE at the Portsmouth plant under a letter agreement since July 2001 and is in the process of concluding negotiations with DOE regarding definitization of the cold standby contract, including fee negotiations. No fees have been earned or accrued under the letter agreement. USEC expects to earn fees and collect retainage retroactive to July 2001 as soon as the contract is definitized. USEC expects DOE will request that USEC continue providing cold standby contract services at the Portsmouth plant following expiration of the current agreement in September 2003. Continuation of the program is subject to DOE funding and Congressional appropriations.

     Accounts receivable for contract services includes accrued receivables of $17.5 million at June 30, 2003, and $22.7 million at December 31, 2002, for actual costs incurred by USEC not yet billed. USEC expects to bill DOE in calendar 2003 as soon as revised provisional billing rates are approved by DOE.

     Operating Income

     Operating income amounted to $25.5 million in the six months ended June 30, 2003, an increase of $1.1 million or (4%) from $24.4 million in the corresponding period of 2002 that had included a special credit of $6.7 million from a change in estimate of costs for consolidating plant operations. Excluding the special credit in the 2002 period, operating income was higher in the six months ended June 30, 2003. The increase reflects higher gross profit partly offset by accelerated centrifuge development costs, all of which are being charged against income in 2003.

     Interest Expense

     Interest expense amounted to $18.9 million in the six months ended June 30, 2003, compared with $17.9 million in the corresponding period of 2002.

     Provision for Income Taxes

     The provision for income taxes in the six months ended June 30, 2003, reflects an effective income tax rate of 42%, compared with 23% in the corresponding period of 2002. The effective tax rate is higher in 2003 as a result of lower export tax incentives and higher nondeductible expenses.

     Net Income

     Net income was $6.4 million (or $.08 per share) in the six months ended June 30, 2003, compared with $11.4 million (or $.14 per share) in the corresponding period of 2002 that had included a special credit of $4.2 million (or $.05 per share) after tax from a change in estimate of costs for consolidating plant operations. Net income in the 2003 period reflects higher costs for the accelerated centrifuge development program, all of which are being charged against income in 2003.

2003 Earnings Guidance Updated

     USEC’s uranium enrichment business remains on target for improving gross margin in 2003 to at least 10%. The improvement is due to lower purchase costs from Russia, lower production costs and improved efficiency at the Paducah plant. Revenue from SWU is expected to be $1.1 billion and uranium revenue is expected to be $160 million, including $60 million in sales using uranium purchased from third-party suppliers and uranium generated from underfeeding in the enrichment process. While gross profit is expected to improve year-over-year, increased costs for accelerating a demonstration of the American Centrifuge technology will reduce net income. These increased costs will have an after-tax effect of reducing net income by $5 million.

     Based on the higher level of American Centrifuge spending, USEC expects net income for 2003 in a range of $9 to $11 million. USEC’s quarterly earnings profile has historically shown a loss for the third quarter, but changes in the timing and movement of sales from the second quarter indicate that net income should be more consistent each quarter in 2003. Cash flow from operating activities in 2003 is expected to be in a range of $30 to $40 million. The cash flow projection is lower due to the timing of customer collections and payments to Russia, and additional spending on the American Centrifuge. Absent the timing items, cash flow from operations would have been higher than originally forecast.

     Earnings and cash flow are driven by business performance and are dependent on a number of key factors, including:

•	Achieving targets for sales and average prices billed to customers.

•	Recognition of fees retroactive to July 2001 under a definitive cold standby contract with DOE and continuation of the contract beyond September 2003.

•	Resolution as planned of termination obligations under the OVEC power purchase agreement.

•	Confirmation of estimates for environmental cleanup costs at the Starmet site in South Carolina.

     In July 2003, DOE informed USEC that it would not extend funding for a uranium deposit removal program at the Portsmouth plant beyond September 2003 . USEC continues to work with DOE to secure additional funding for this important decontamination project but has begun preparations to layoff approximately 116 employees. If the funding is not secured, USEC estimates its share of severance expense would result in an after-tax charge against net income of $1.5 – $2 million which would be recorded later in 2003. Other programs, such as cleaning up contaminated natural uranium, site preparation for the American Centrifuge Demonstration

Facility, and the cold standby program are expected to be funded by DOE for the coming federal fiscal year.

Liquidity and Capital Resources

     Liquidity and Cash Flows

     Cash and cash equivalents amounted to $158.3 million at June 30, 2003, compared with $171.1 million at December 31, 2002. USEC expects cash and cash equivalents will be about $130 million with no short-term debt at the end of 2003.

     Net cash flow from operating activities amounted to $23.1 million in the six months ended June 30, 2003, compared with net cash flow of $270.5 million in the corresponding period of 2002. Cash flow in the six months ended June 30, 2003, benefited from higher sales of uranium but was reduced by deliveries against advances from customers that result in non-cash revenue, increased purchases under the Russian Contract, and the timing of collections of trade receivables.

     Cash flow of $270.5 million in the six months ended June 30, 2002, benefited from a reduction of $158.4 million in accounts receivable. Collections from customers were high following a substantial increase in trade receivables at December 31, 2001, from record revenue in the last quarter of 2001. The variability of quarterly revenue, customer receivables, and related cash flow reflects the timing and movement of customer orders.

     Capital expenditures amounted to $14.9 million in the six months ended June 30, 2003, compared with $27.8 million in the corresponding period of 2002. Capital expenditures include costs for additional security measures and replacement equipment at the plants. Centrifuge development costs are being charged to expense until costs associated with the commercial facility begin to be capitalized.

     Dividends paid to stockholders amounted to $22.6 million (or a quarterly rate of $.1375 per share) in the six months ended June 30, 2003, about the same as in the corresponding period of 2002. Beginning in December 2002, cash dividends are charged against excess of capital over par value in the stockholders’ equity section.

     Capital Structure and Financial Resources

     In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     There were no short-term borrowings at June 30, 2003, or December 31, 2002.

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

     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus ½ of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At June 30, 2003, USEC was in compliance with covenants under the revolving credit facility.

     The total debt-to-capitalization ratio was 36% at June 30, 2003, compared with 35% at December 31, 2002. In June 2003, Standard & Poor’s revised the outlook on USEC from negative to stable and affirmed the BB- rating of USEC’s senior notes ($500 million), the BB corporate credit rating, and the BBB- rating for the revolving credit facility.

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

     A summary of working capital follows (in millions):

	June 30,	December 31,
	2003	2002

Cash and cash equivalents	$158.3	$171.1
Accounts receivable	248.1	225.4
Inventories	929.7	862.1
Accounts payable and other assets, net	(341.7)	(341.0)

Working capital	$994.4	$917.6

Quantitative and Qualitative Disclosures about Market Risk

     At June 30, 2003, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at June 30, 2003, follow (in millions):

	Maturity Dates		June 30, 2003

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:
6.625% senior notes	$350.0		$350.0	$311.1
6.750% senior notes		$150.0	150.0	134.6

			$500.0	$445.7

Controls and Procedures

     Disclosure Controls and Procedures

     Management, with the participation of the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2003. Based on such evaluation, management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by USEC in the reports that it files or submits under the Securities Exchange Act of 1934.

     Internal Control over Financial Reporting

     There have not been any changes in USEC’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to information regarding (a) international trade actions, (b) environmental matters involving Starmet CMI, EPA, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, and (c) dismissal of a federal securities lawsuit filed against USEC in October 2000 reported in the notes to consolidated condensed financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     USEC held its annual meeting of shareholders on April 28, 2003. As of the record date, March 4, 2003, there were 81.7 million shares of common stock outstanding and entitled to vote. Ninety percent of those shares were represented at the annual meeting.

     A board of eight directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified. There were no abstentions or broker non-votes. The number of votes cast for and withheld follows (in millions):

	For	Withheld

James R. Mellor, Chairman	71.4	2.9
Michael H. Armacost	71.9	2.5
Joyce F. Brown	71.9	2.5
John R. Hall	71.8	2.6
W. Henson Moore	72.1	2.2
Joseph F. Paquette, Jr.	71.9	2.4
William H. Timbers	71.9	2.5
James D. Woods	71.6	2.8

     The appointment of PricewaterhouseCoopers LLP as independent auditors was ratified with 72.1 million votes for (97.1% of votes cast) and 2.2 million against (2.9% of votes cast). There were .1 million abstentions.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     USEC filed a current report on Form 8-K, dated April 23, 2003, to furnish its press release announcing financial results for the three months ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

August 1, 2003	By	/s/ Henry Z Shelton, Jr.
Henry Z Shelton, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.