Form 10-Q
period 2003-09-30
USEC INC
filed 2003-11-05
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934.)   Yes X   No

     As of September 30, 2003, there were 82,437,000 shares of Common Stock, par value $.10 per share, issued and outstanding.

USEC Inc.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2003

TABLE OF CONTENTS

Page

PART I
Financial Information

Consolidated Condensed Financial Statements:
Consolidated Condensed Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002	3
Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5
Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Quantitative and Qualitative Disclosures about Market Risk	23
Controls and Procedures	24

PART II

Other Information

Item 1. Legal Proceedings	25
Item 6. Exhibits and Reports on Form 8-K	25
Signature	25
Exhibit Index	26

     This Quarterly Report on Form 10-Q contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementing agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of advanced technology and facilities, satisfactory performance of the centrifuge technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans, the refueling cycles of USEC’s customers, final determinations of environmental and other costs, the outcome of litigation and trade actions, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	September 30,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$66.5	$171.1
Accounts receivable – trade	268.9	225.4
Inventories	935.2	862.1
Other	35.3	29.1

Total Current Assets	1,305.9	1,287.7
Property, Plant and Equipment, net	188.4	190.9
Other Assets
Deferred income taxes	42.8	50.8
Prepayment and deposit for depleted uranium	47.1	46.1
Prepaid pension benefit costs	70.6	83.8
Inventories	285.7	390.2

Total Other Assets	446.2	570.9

Total Assets	$1,940.5	$2,049.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$175.6	$195.7
Payables under Russian Contract	91.4	106.6
Deferred revenue and advances from customers	9.3	45.0
Liabilities accrued for consolidating plant operations	13.7	22.8

Total Current Liabilities	290.0	370.1
Long-Term Debt	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	13.5	21.2
Depleted uranium disposition	57.2	57.9
Postretirement health and life benefit obligations	134.9	137.8
Other liabilities	50.2	48.1

Total Other Liabilities	255.8	265.0
Stockholders’ Equity	894.7	914.4

Total Liabilities and Stockholders’ Equity	$1,940.5	$2,049.5

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Separative work units	$265.6	$343.8	$798.0	$877.3
Uranium	28.0	17.0	104.2	49.1

Total revenue	293.6	360.8	902.2	926.4
Cost of sales	263.7	336.2	797.0	850.7

Gross profit	29.9	24.6	105.2	75.7
Special charge (credit) for consolidating plant operations	—	—	—	(6.7)
Advanced technology development costs	10.6	6.0	31.2	12.9
Selling, general and administrative	12.3	11.7	41.5	38.2

Operating income	7.0	6.9	32.5	31.3
Interest expense	9.8	9.3	28.7	27.2
Interest (income)	(1.5)	(2.2)	(4.5)	(6.0)
Other (income) expense, net	(6.8)	(2.2)	(8.3)	(6.8)

Income before income taxes	5.5	2.0	16.6	16.9
Provision for income taxes	2.1	.8	6.8	4.3

Net income	$3.4	$1.2	$9.8	$12.6

Net income per share – basic and diluted	$.04	$.01	$.12	$.15
Dividends per share	$.1375	$.1375	$.4125	$.4125
Average number of shares outstanding	82.3	81.5	82.1	81.2

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended
	September 30,

	2003	2002

Cash Flows from Operating Activities
Net income	$9.8	$12.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21.7	21.9
Depleted uranium disposition	(1.7)	(11.2)
Deferred revenue and advances from customers	(43.4)	(23.9)
Deferred income taxes	8.0	8.7
Liabilities accrued for consolidating plant operations	(9.1)	(12.4)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(43.5)	93.4
Inventories – decrease	31.5	28.3
Payables under Russian Contract – increase (decrease)	(15.2)	27.9
Accounts payable and other – net (decrease)	(10.5)	(10.1)

Net Cash Provided by (Used in) Operating Activities	(52.4)	135.2

Cash Flows Used in Investing Activities
Capital expenditures	(20.5)	(33.7)
Restricted cash	—	(11.9)

Net Cash (Used in) Investing Activities	(20.5)	(45.6)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(33.9)	(33.5)
Deferred financing costs	—	(4.7)
Common stock issued	2.2	2.3

Net Cash (Used in) Financing Activities	(31.7)	(35.9)

Net Increase (Decrease)	(104.6)	53.7
Cash and Cash Equivalents at Beginning of Period	171.1	57.4

Cash and Cash Equivalents at End of Period	$66.5	$111.1

Supplemental Cash Flow Information:
Interest paid	$34.1	$33.2
Income taxes paid (refund)	(2.8)	(5.4)

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

     The unaudited consolidated condensed financial statements as of and for the nine months ended September 30, 2003 and 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. In November 2002, the Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2002. Changing the fiscal year to a calendar year enables USEC to better align financial reporting with the way it manages and operates the business.

     Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the transition report on Form 10-K for the six-month period ended December 31, 2002.

     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.

2.	INVENTORIES

     Inventories and related balance sheet accounts follow (in millions):

	September 30,	December 31,
	2003	2002

Current assets:
Separative work units	$718.0	$689.1
Uranium	198.7	150.5
Materials and supplies	18.5	22.5

	935.2	862.1

Long-term assets:
Uranium	167.7	230.9
Highly enriched uranium from Department of Energy	118.0	159.3

	285.7	390.2

	$1,220.9	$1,252.3

     Highly Enriched Uranium from DOE

     Under a memorandum of agreement between DOE and USEC, dated August 2003, DOE agreed to transfer an additional quantity of highly enriched uranium to USEC as settlement of a receivable. As a result of the agreement an account receivable of $5.3 million from DOE was reclassified to long-term assets.

     Replacing Out-of-Specification Natural Uranium Inventory

     In December 2000, USEC reported to DOE that 9,550 metric tons of natural uranium transferred to USEC from DOE prior to privatization in 1998 contained elevated levels of technetium that would put the uranium out of specification for commercial use. At September 30, 2003, the remaining amount of uranium inventory that may be impacted is 6,545 metric tons with a cost of $167.7 million reported as part of long-term assets.

     Under the DOE-USEC Agreement signed in June 2002, USEC operated facilities at the Portsmouth plant for the 15-month period ending September 17, 2003, and completed the processing and removal of contaminants from 2,909 metric tons of out-of-specification natural uranium. USEC will release the United States Government from liability with respect to the 2,909 metric tons. USEC incurred direct costs of approximately $21.0 million to operate the facilities, and DOE is compensating USEC for the direct costs by taking title to depleted uranium generated by USEC at the Paducah plant up to a maximum of 23.3 million kilograms of uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. At September 30, 2003, title to 70% of the depleted uranium that DOE agreed to take under the DOE-USEC Agreement had been transferred. In addition, DOE was responsible for site infrastructure or indirect costs associated with the operation of the facilities.

     Pursuant to the terms of the DOE-USEC Agreement, DOE was obligated to exchange, replace, clean up or reimburse USEC for an additional 2,116 metric tons of out-of-specification natural uranium as of March 31, 2003. Although DOE had not exchanged, replaced or cleaned up, or reimbursed USEC as of October 31, 2003, USEC expects DOE will fulfill its obligation pursuant to the terms of the DOE-USEC Agreement.

     With respect to the remaining out-of-specification natural uranium amounting to 4,429 metric tons, USEC is continuing to process the uranium and, at September 30, 2003, had removed contaminants from an additional 96 metric tons. Negotiations are underway with DOE to extend the program to clean up the remaining contaminated uranium. However, continuation of the program is subject to DOE funding and Congressional appropriations.

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

     Compensation expense for employee stock compensation plans is measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As long as stock options are granted at an exercise price that is equal to the market value of common stock at the date of grant, there is no compensation expense for the grant, vesting or exercise of stock options.

     Grants of restricted stock result in deferred compensation based on the market value of common stock at the date of grant. Deferred compensation is amortized to expense on a straight-line basis over the vesting period. Compensation expense for awards of restricted stock units is accrued over a three-year performance period.

     Under the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” pro forma net income assumes compensation expense is recognized based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” with the fair value of stock options measured at the date of grant based on the Black-Scholes option pricing model and amortized to expense over the vesting period. The following table illustrates the effect on net income if the fair value method of accounting had been applied (in millions, except per share data):

	Nine Months Ended
	September 30,

	2003	2002

Net income, as reported	$9.8	$12.6
Add: Stock-based compensation expense included in reported results, net of tax	1.9	2.1
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(3.1)	(3.2)

Pro forma net income	$8.6	$11.5

Net income per share:
As reported	$.12	$.15
Pro forma	$.10	$.14

4.	STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity follow (in millions, except per share data):

	Common
	Stock,
	Par Value	Excess of	Retained			Total
	$.10 per	Capital over	Earnings	Treasury	Deferred	Stockholders’
	share	Par Value	(Deficit)	Stock	Compensation	Equity

Balance at December 31, 2002	$10.0	$1,054.8	$(15.3)	$(133.5)	$(1.6)	$914.4
Restricted and other stock issued, net of amortization	—	(1.2)	—	4.8	.8	4.4
Dividends paid to stockholders	—	(33.9)	—	—	—	(33.9)
Net income	—	—	9.8	—	—	9.8

Balance at September 30, 2003	$10.0	$1,019.7	$(5.5)	$(128.7)	$(.8)	$894.7

5.	SPECIAL CHARGES FOR CONSOLIDATING PLANT OPERATIONS

     Changes in accrued liabilities resulting from special charges for consolidating plant operations follow (in millions):

	Balance	Paid	Balance
	December 31,	and	September 30,
	2002	Utilized	2003

Workforce reductions	$6.3	$(6.3)	$—
Lease turnover and other exit costs	16.5	(2.8)	13.7

	$22.8	$(9.1)	$13.7

     In June 2000, USEC announced workforce reductions and plans to cease uranium enrichment operations at the Portsmouth plant, resulting in special charges of $141.5 million in fiscal 2000 ($88.7 million or $.97 per share after tax). In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to consolidate plant operations, reduce costs, and better align worldwide supply and demand. In the nine months ended September 30, 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating plant operations. Workforce reductions involving 200 employees at the Paducah plant were announced in November 2002 and, in 2003, additional efficiencies were identified and the number of workforce reductions was expanded to 220 employees. These workforce reductions were completed in the nine months ended September 30, 2003, and resulted in the payment of the accrued liability of $6.3 million and the payment of an additional $.7 million that was charged to cost of sales in the nine-month period.

     Amounts paid and utilized include cash payments and non-cash charges for asset impairments. The remaining liability for lease turnover and other exit costs at the Portsmouth plant amounted to $13.7 million at September 30, 2003.

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

     As a result of termination of the power purchase agreement, DOE is responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shutdown of the coal-burning power generating facilities owned and operated by OVEC. In April 2003, the date for payment of the termination costs was extended to December 31, 2003. Under its July 1993 contract with DOE, USEC is, in turn, responsible for a portion of DOE’s costs. USEC has accrued its estimate of its share of DOE’s costs and is accruing interest on its estimated share of the obligation. Final determinations of USEC’s costs will depend on (a) resolution of differences between OVEC and DOE over the aggregate amount of the termination obligations based on a number of factors including, but not limited to, the remaining life of the OVEC power generating facilities, discount rates, healthcare cost trend rates, and the portion of the termination obligations that would be allocated to and paid by DOE and (b) resolution of differences between DOE and USEC over the portion of DOE’s costs that would be reimbursed by USEC. Accordingly, the amount ultimately due from USEC may differ from the amount it has accrued. Any determination of such costs at levels significantly above the estimated amounts accrued by USEC would have an adverse effect on USEC’s results of operations.

7.	OTHER INCOME

     Other income in the three and nine months ended September 30, 2003, includes $9.5 million as a result of USEC and DOE finalizing the cold standby and uranium deposit removal contract in September 2003 for contract services performed at the Portsmouth plant from July 2001 to September 2003. Income of $9.5 million represents fees earned on the contract along with a pension cost adjustment. The pension adjustment results from differences between pension costs calculated and funded in accordance with government cost accounting standards and pension costs determined in accordance with generally accepted accounting principles. USEC also collected retainage of $17.8 million in September 2003 under the contract.

8.	LEGAL MATTERS

     Environmental Matters

     In 1998, USEC contracted with Starmet CMI (“Starmet”) to convert a small portion of USEC’s depleted uranium into a form that could be used in certain beneficial applications or disposed of at existing commercial disposal facilities. In 2002, Starmet ceased operations at its Barnwell, South Carolina facility.

     In November 2002, USEC received notice from the U.S. Environmental Protection Agency (“EPA”) that EPA was undertaking removal action under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended (commonly known as Superfund), to clean up two evaporation ponds and remove and dispose of certain drums and other material located at Starmet’s Barnwell site containing uranium and other byproducts of Starmet’s activities at the site. The notice also stated that EPA believed USEC as well as other parties, including agencies of the U.S. Government, are potentially responsible parties (“PRPs”) under CERCLA. EPA plans to return the site to the South Carolina Department of Health and Environmental Control (“SCDHEC”) after the completion of EPA’s removal action for SCDHEC to conduct an investigation to determine if there is a need for any further actions at the site.

     In February 2003, USEC received notice from SCDHEC stating that SCDHEC believes USEC and other parties, including agencies of the U.S. Government, are PRPs under CERCLA and applicable South Carolina law. In May 2003, SCDHEC requested USEC and other parties reimburse SCDHEC for approximately $.4 million in costs it had incurred. In addition, USEC together with certain federal agencies have reached a settlement with the SCDHEC for the reimbursement of costs incurred at the site by SCDHEC before EPA took over the removal action.

     EPA has estimated costs of $17 to $25 million to remediate the two evaporation ponds and to remove and dispose of drums and other material at the site. The EPA estimates are preliminary. USEC and certain federal agencies have negotiated with EPA a partial settlement agreement. This agreement is still subject to review by the Department of Justice and the settling federal agencies. Under the proposed agreement, USEC is responsible for removing certain material from the site that is attributable to the conversion of depleted uranium sent to the site by USEC. USEC is in the process of selecting contractors to perform removal and disposal activities.

     The EPA will perform the removal and disposal of the remaining material using funds provided by the settling federal agencies. USEC will receive contribution protection and covenants from EPA not to sue for the material being removed by USEC and the material being removed by EPA with funding from the settling federal agencies. The agreement does not settle or provide protection against any claims EPA may bring for past or future costs of remediating the evaporation ponds or other matters at the site.

     It is not known what additional cleanup will be required by EPA or SCDHEC and to what extent such costs may be recoverable under CERCLA or South Carolina law from USEC or from other PRPs. Under CERCLA, EPA has the authority to order USEC or the other PRPs to clean up the Barnwell site or EPA may initiate an action in federal court for reimbursement of costs incurred in cleaning up the site. Each PRP may be held jointly and severally liable for all cleanup costs incurred by third parties, such as EPA. An allocation of costs to USEC in excess of the amounts that USEC has accrued at September 30, 2003, for its estimated share of cleanup costs could have an adverse effect on USEC’s results of operations.

     Other

     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial position.

9.	INTERNATIONAL TRADE ACTIONS

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

     Appeals of the U.S. government’s determinations in these investigations are now pending before the U.S. Court of International Trade (“CIT”), and it is anticipated that, regardless of the outcome of these appeals, the CIT decisions will be subject to further appeal to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). Depending upon the outcome of the CIT appeals and whether the CIT decisions are affirmed by the Federal Circuit, the appeals may result in a future increase, decrease or elimination of the duties on some or all of the imports subject to the antidumping and countervailing duty orders or the revocation of those orders.

     In March 2003, the CIT remanded the DOC’s determinations on certain general issues back to the DOC for reconsideration, indicating that the DOC had failed to adequately explain the rationale for the DOC’s resolution of those issues. In June 2003, the DOC reaffirmed and elaborated on its determinations, again concluding that USEC is the sole domestic producer of LEU and that all imports of LEU are subject to antidumping and countervailing duty laws. In September 2003, the CIT affirmed the DOC’s conclusions that USEC is the sole domestic producer of LEU, with standing to file its antidumping and countervailing duty petitions, and that imports of LEU pursuant to enrichment contracts are subject to U.S. countervailing duty law. However, the CIT reversed the DOC’s decision that enrichment transactions are subject to the antidumping law.

     USEC expects that the DOC’s remand determination will be reviewed by the Federal Circuit pursuant to appeals by the U.S government, USEC or other parties to the case. Given the extensive factual, legal and policy findings and analysis presented by the DOC in its remand determination, USEC believes that the DOC has substantiated its determinations with sufficient depth and clarity for the Federal Circuit to affirm the DOC on all three issues, including the scope of the antidumping law.

     A Federal Circuit ruling that the antidumping law does not apply to LEU imports under enrichment transactions could result in the exclusion of such imports from the scope of the antidumping order. Similarly, a Federal Circuit decision reversing the DOC’s determinations that the countervailing duty applies to LEU imports or that USEC is the sole domestic producer of LEU with standing to file its antidumping and countervailing duty petitions, could further limit the scope of the DOC’s determinations or lead to their dismissal. Moreover, the CIT has not yet ruled on other specific issues in the case.

     The U.S. government will continue to collect duty deposits on LEU imports from France, Germany, the Netherlands and the United Kingdom, pending final rulings in the appeals. Administrative reviews to establish the definitive duties for the 2001 and 2002 imports and the deposit rates for future imports are currently being conducted by the DOC. Depending on the outcome of the administrative reviews, such duties and deposit rates could be lower than the current deposit rates.

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

     At this time, USEC does not anticipate that the Russian SA or the antidumping investigation that it suspends will be terminated. If, however, the Russian SA were terminated without the imposition of any substitute limitations on Russian imports, USEC would face substantially increased competition and market prices for SWU and LEU could be depressed, adversely impacting USEC’s revenue and results of operations. USEC’s revenue and results of operations would also be adversely affected if termination of the Russian SA resulted in the imposition of duties on imports of LEU under the Russian Contract.

10.	NEW ACCOUNTING STANDARDS

     Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued by the Financial Accounting Standards Board in January 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the company that absorbs the majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns. USEC has evaluated the impact of FIN 46 and has determined that adoption of the accounting interpretation will not have an effect on its financial condition or results of operations.

     Under Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” new accounting standards amend and clarify financial accounting and reporting for derivatives and for hedging activities. Adoption of the new accounting standards did not have an effect on USEC’s financial condition or results of operations.

     Under Statement of Financial Accounting Standards No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity,” certain financial instruments with an obligation to transfer assets or to issue equity securities are classified as liabilities. Adoption of the new accounting standards did not have an effect on USEC’s financial condition or results of operations.

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

     Overview

     USEC Inc. (“USEC”), a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for nuclear reactors to produce electricity. USEC’s customers are domestic and international utilities that operate nuclear power plants. USEC is the exclusive Executive Agent for the U.S. Government under a government-to-government agreement (the “Russian Contract”) to purchase the SWU component of LEU derived from highly enriched uranium contained in decommissioned nuclear warheads in Russia.

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

     Critical Accounting Policies

     The development and selection of the critical accounting policies have been reviewed with the Audit, Finance and Corporate Responsibility Committee of the Board of Directors.

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

Results of Operations – Three and Nine Months Ended September 30, 2003 and 2002

     Revenue

     Revenue from sales of the SWU component of LEU amounted to $265.6 million in the three months ended September 30, 2003, a reduction of $78.2 million (or 23%) from $343.8 million in the corresponding period of 2002. Revenue from sales of the SWU component of LEU amounted to $798.0 million in the nine months ended September 30, 2003, a reduction of $79.3 million (or 9%) from $877.3 million in the corresponding period of 2002. The volume of SWU sold was 20% lower in the three months and 6% lower in the nine months and the average price per SWU billed to customers was 3% lower in the three and nine months, compared with the corresponding periods of 2002. The reductions in volume were due mainly to lower contractual commitments from customers and the timing and movement of customer orders. USEC continues to expect that revenue from sales of SWU will be about $1.1 billion in 2003, and the average price per SWU billed to customers will decline about 1.5% in 2003 compared with 2002.

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

     Revenue could be adversely affected by actions of the Nuclear Regulatory Commission (“NRC”) or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. In response to acknowledgements in September 2002 of falsified examination results and unauthorized repairs at several nuclear power plants in Japan, the Ministry of Economy, Trade and Industry ordered 17 reactors temporarily shut down in stages by April 2003 for special inspections in addition to regular maintenance. Seven reactors had been returned to service by September 30, 2003. The nuclear reactor operator is implementing corrective actions and is seeking authorization from the regulator and local government authorities to return the remaining 10 reactors to service. USEC supplies about half of the LEU for the reactors that are temporarily shutdown. USEC does not expect revenue in 2003 will be affected, but revenue in 2004 and 2005 will be reduced as a result of delays in reactor refuelings resulting from the temporary shutdowns. A continued shutdown of reactors in Japan would have an additional adverse effect on USEC’s revenue and results of operations.

     Sales volumes and average price levels may be affected by a number of factors, including success in achieving sales targets and realization of average prices and estimates of inflation in contract price provisions. Shortfalls in volume or price could adversely affect revenue and results of operations.

     Revenue from sales of uranium was $28.0 million in the three months ended September 30, 2003, an increase of $11.0 million (or 65%) from $17.0 million in the corresponding period of 2002. Revenue from sales of uranium was $104.2 million in the nine months ended September 30, 2003, an increase of $55.1 million (or 112%) from $49.1 million in the corresponding period of 2002. The volume of uranium sold increased 29% in the three months and 101% in the nine months, compared with the corresponding periods in 2002. USEC sells uranium from its inventory and supplements its supply of uranium by a significant amount by underfeeding the production process at the Paducah plant and by purchasing uranium from suppliers. Underfeeding is a mode of operation that uses or feeds less uranium but requires more electric power or SWU in the enrichment process. Underfeeding increases the inventory of uranium which can be sold in a subsequent period. USEC continues to expect that revenue from sales of uranium will be about $160 million (or 12%) of total revenue in 2003, an increase of 97% over 2002, including sales of $60 million using uranium purchased from third-party suppliers and uranium generated from underfeeding the enrichment process.

     The percentage of revenue from domestic and international customers follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Domestic	90%	61%	69%	62%
Asia	10	30	27	33
Europe and other	—	9	4	5

	100%	100%	100%	100%

     In the three months ended September 30, 2003, revenue from domestic customers increased $44.4 million (or 20%), revenue from customers in Asia declined $79.4 million (or 73%), and revenue from customers in Europe and other areas declined $32.2 million (or 100%), compared with the corresponding period of 2002. In the nine months ended September 30, 2003, revenue from domestic customers increased $49.8 million (or 9%), revenue from customers in Asia declined $64.5 million (or 21%), and revenue from customers in Europe and other areas declined $9.5 million (or 20%), compared with the corresponding period of 2002. Changes in the percentages of revenue from domestic and international customers reflect higher uranium sales to domestic customers, lower contractual commitments, the timing and the movement of customer orders, and a reduction in the average price per SWU billed to Asian customers as a result of contracts signed in earlier years.

     International Trade Actions

     Reference is made to information regarding international trade actions reported in the notes to consolidated condensed financial statements.

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

     Beginning in 2003, cost of sales has benefited from the favorable impact of purchases from Russia under the new market-based contract, workforce reductions and plant consolidation initiatives. The full effect of lower costs will benefit cost of sales in future periods due to the average inventory cost method and USEC’s significant SWU inventories.

     Cost of sales amounted to $263.7 million in the three months ended September 30, 2003, a reduction of $72.5 million (or 22%) from $336.2 million in the corresponding period of 2002. Cost of sales amounted to $797.0 million in the nine months ended September 30, 2003, a reduction of $53.7 million (or 6%) from $850.7 million in the corresponding period of 2002. Cost of sales per SWU improved by 5% in the three months and 6% in the nine months as a result of purchases of SWU under the Russian Contract based on market-based pricing terms effective in 2003 and lower production costs and higher production efficiency at the Paducah plant.

     Purchase Costs Under Russian Contract

     USEC is the Executive Agent of the U.S. Government under the Russian Contract to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

     Purchases of the SWU component of LEU under the Russian Contract amounted to $324.2 million in the nine months ended September 30, 2003, (representing 48% of the combined produced and purchased supply mix), compared with $358.2 million (or 47% of the supply mix) in the corresponding period of 2002. In June 2002, the U.S. and Russian governments approved new market-based pricing terms for the remaining term of the Russian Contract through 2013. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index is used to minimize the disruptive effect of any short-term market price swings.

     USEC has committed to purchase 5.5 million SWU ordered under the Russian Contract in 2003. In addition, under the amended contract, USEC agreed to continue to purchase 5.5 million SWU each year for the remaining term of the Russian Contract through 2013, including such amount in calendar 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. USEC also agreed to purchase over two or more years over the remaining term of the Russian Contract a total of 1.6 million SWU that USEC had ordered in 1999 but Tenex had not been able to deliver. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. The Russian Contract provides that, after the end of calendar year 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract to September 30, 2003, USEC had purchased the SWU component at an aggregate cost of $3,068 million.

     Production Costs

     Production costs were about the same in the three months but were lower in the nine months ended September 30, 2003, compared with the corresponding periods of 2002. Costs for electric power and labor were lower, and employee benefit costs were higher in the nine-month period. Unit production costs were about the same in the three months but improved 2% in the nine months reflecting more efficient operations and lower production costs. Power costs represented 61% of production costs in the three and nine months, about the same as in the corresponding periods of 2002.

     Labor costs were lower in the nine months ended September 30, 2003, compared with the corresponding period in 2002, reflecting the effect of a five-month strike by union employees at the Paducah plant. On February 4, 2003, members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union Local 5-550 (“PACE”), representing 635 employees (about half of the workforce at the Paducah plant) went on strike. In June 2003, members of PACE voted to accept an eight-year contract with USEC and returned to work. The new contract includes annual pay increases of 2 to 3% and an improved pension supplement. PACE employees will increase their share of health insurance costs and have agreed to work-assignment flexibility designed to improve operational efficiency at the Paducah plant. As a result of workforce reductions, PACE represented 520 workers or 41% of the workforce at the Paducah plant at September 30, 2003.

     Employee benefit costs increased in the three and nine months ended September 30, 2003, as a result of higher costs for pension and postretirement health benefit plans. As a result of declines in the equity markets in 2002 and 2001 reducing the market value of pension plan assets and declines in interest rates increasing the valuation of pension and postretirement health benefit obligations, there were significantly higher costs in the three and nine months ended September 30, 2003, compared with the corresponding periods of 2002. The rate used to discount benefit obligations was reduced to 6.75% at December 31, 2002 from 7.25% at June 30, 2002. In addition, pension costs increased as a result of initial amortization of an actuarial loss. The unrecognized actuarial loss incurred in 2002 resulted from the difference between the actual return on plan assets compared with the expected return of 9%. At December 31, 2002, pension benefit obligations were 97% funded, and postretirement health and life benefit obligations, typically funded on a pay-as-you-go basis, were 22% funded.

     Inventory Matters

     Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization in 1998, reported in the notes to consolidated condensed financial statements.

     Power Contract and Commitments

     Reference is made to information regarding costs for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shut-down of coal-burning power generating facilities owned and operated by Ohio Valley Electric Corporation, reported in the notes to consolidated condensed financial statements.

     Environmental Matters

     Reference is made to information regarding environmental matters involving Starmet CMI, the U.S. Environmental Protection Agency, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in the notes to consolidated condensed financial statements.

     Gross Profit

     Gross profit amounted to $29.9 million in the three months ended September 30, 2003, an increase of $5.3 million (or 22%) from $24.6 million in the corresponding period of 2002. Gross profit amounted to $105.2 million in the nine months ended September 30, 2003, an increase of $29.5 million (or 39%) from $75.7 million in the corresponding period of 2002. Gross margin was 10% in the three months and 12% in the nine months, compared with 7% and 8%, respectively, in the corresponding periods of 2002. The improvements resulted primarily from lower costs for SWU purchased under the Russian Contract and lower production costs and higher production efficiency at the Paducah plant. USEC expects the gross margin will be approximately 10% in 2003.

     Special Charge (Credit) in 2002 for Consolidating Plant Operations

     In the nine months ended September 30, 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating plant operations. The special credit included a cost reduction of $19.3 million for workforce reductions, primarily reflecting recovery from DOE of its pro rata share of severance benefits, and a cost reduction of $3.8 million for other exit costs. In June 2001, DOE authorized funding to conduct cold standby services at the Portsmouth plant. As a result of DOE’s program, the number of workforce reductions at the Portsmouth plant announced in June 2000 was reduced. The cost reductions were partly offset by charges of $16.4 million for asset impairments relating to transfer and shipping facilities at the Portsmouth plant. In February 2002, USEC announced plans to consolidate the transfer and shipping operations at the Paducah plant. The consolidation was completed as planned in the summer of 2002, and costs for the related workforce reductions were accrued.

     Advanced Technology Development Costs

     Advanced technology development costs amounted to $10.6 million in the three months ended September 30, 2003, an increase of $4.6 million (or 77%) from $6.0 million in the corresponding period of 2002. Advanced technology development costs amounted to $31.2 million in the nine months ended September 30, 2003, an increase of $18.3 million (or 142%) from $12.9 million in the corresponding period of 2002. Costs for centrifuge development activities increased following the DOE-USEC Agreement signed in June 2002. A successful year of experience with its American Centrifuge gave USEC the confidence to accelerate its schedule for commercial plant deployment by one year. As a result of the acceleration, USEC expects advanced technology development costs will be about $45 million in 2003. Total estimated costs for American Centrifuge demonstration activities remain at about $150 million. A significant amount of centrifuge development costs are expected to be charged to expense until costs associated with the commercial facility begin to be capitalized.

     Engineering, manufacturing and testing of major components continues at centrifuge test facilities in Oak Ridge, Tennessee, and the first five milestones under the DOE-USEC Agreement have been achieved on or ahead of schedule. In December 2002, USEC announced that it will site the American Centrifuge Demonstration Facility lead cascade at the Portsmouth plant in Piketon, Ohio. In February 2003, USEC submitted the lead cascade license application for up to 240 centrifuge machines to the Nuclear Regulatory Commission, and, in March 2003, NRC docketed the application. In September 2003, USEC manufactured the first centrifuge rotor tube, more than two months ahead of the November 2003 milestone date. The rotor tube is a long, fast-spinning component of a centrifuge machine, whose performance is critical to the economics of centrifuge technology. Constructed of a lightweight, high-strength material, the rotor tubes will be subjected to extensive functional tests prior to finalizing the American Centrifuge design. USEC has determined that it can gather performance data more quickly in the demonstration phase with significantly fewer machines than the up to 240 machines originally planned. The lead cascade demonstration facility is expected to begin operation in 2005 and will yield cost, schedule and performance data before USEC begins construction of a commercial American Centrifuge plant in 2006.

     USEC requested proposals from the states of Kentucky and Ohio as part of the decision process for locating a commercial plant. Proposals from both states were presented to USEC in October 2003, and a decision on where to site the commercial plant is expected in the fourth quarter of 2003. Under the DOE-USEC Agreement, the commercial plant will be located in either Paducah, Kentucky or Piketon, Ohio. USEC plans to submit the commercial plant NRC license application in August 2004, seven months ahead of schedule. A commercial centrifuge plant with capacity to produce 3.5 million SWU per year is expected to cost approximately $1 – $1.5 billion.

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

     Selling, General and Administrative

     Selling, general, and administrative expenses amounted to $12.3 million in the three months ended September 30, 2003, an increase of $.6 million (or 5%) from $11.7 million in the corresponding period of 2002. Selling, general and administrative expenses amounted to $41.5 million in the nine months ended September 30, 2003, an increase of $3.3 million (or 9%) from $38.2 million in the corresponding period of 2002. The increase in the nine months reflects higher expenses relating to international trade actions, negotiations regarding termination obligations under the OVEC power purchase agreement, insurance costs, and the change from a fiscal to a calendar year end.

     Operating Income

     Operating income amounted to $7.0 million in the three months ended September 30, 2003, about the same as in the corresponding period of 2002. Operating income amounted to $32.5 million in the nine months ended September 30, 2003, an increase of $1.2 million (or 4%) from $31.3 million in the corresponding period of 2002 that had included a special credit of $6.7 million from a change in estimate of costs for consolidating plant operations. The increase reflects higher gross profit partly offset by accelerated centrifuge development costs, all of which are being charged against income until costs associated with the commercial facility begin to be capitalized.

     Interest (Income)

     The statement of income reports interest income as a new item for 2003 and 2002. Previously, interest income was included in other (income) expense, net. Interest income amounted to $1.5 million in the three months and $4.5 million in the nine months ended September 30, 2003, compared with $2.2 million and $6.0 million, respectively, in the corresponding periods in 2002.

     Other (Income) Expense, Net

     USEC provides contract services for DOE and others at the Portsmouth and Paducah plants as a contractor and as a subcontractor. Contract services include cold standby and uranium deposit removal at the Portsmouth plant. DOE and DOE contractors reimburse USEC for costs incurred performing contract services. Allowable costs are based on government cost accounting standards (“CAS”) and include direct costs as well as allocations of indirect plant and corporate overhead costs.

Reimbursable costs amounted to $114.1 million in the nine months ended September 30, 2003, compared with $86.2 million in the corresponding period of 2002.

     Other income, net, amounted to $6.8 million in the three months ended September 30, 2003, compared with $2.2 million in the corresponding period of 2002. Other income, net, amounted to $8.3 million in the nine months ended September 30, 2003, compared with $6.8 million in the corresponding period of 2002. Other income in the three and nine months ended September 30, 2003, includes $9.5 million as a result of USEC and DOE finalizing the cold standby and uranium deposit removal contract in September 2003 for contract services performed at the Portsmouth plant from July 2001 to September 2003. Income of $9.5 million represents fees earned on the contract along with a CAS pension cost adjustment. The pension adjustment results from differences between pension costs calculated and funded in accordance with CAS and pension costs determined in accordance with generally accepted accounting principles. USEC also collected retainage of $17.8 million in September 2003 under the contract. DOE exercised its option to extend the cold standby contract through March 2004, and USEC and DOE are negotiating contract terms for this extension and further extensions. Continuation of the program is subject to DOE funding and Congressional appropriations.

     Accounts receivable for contract services includes accrued receivables of $26.3 million at September 30, 2003, and $22.7 million at December 31, 2002, for reimbursable costs incurred by USEC from July 2002 to September 2003 but not yet billed to DOE. USEC expects to bill DOE as soon as revised provisional billing rates are approved by DOE.

     Provision for Income Taxes

     The provision for income taxes in the nine months ended September 30, 2003, reflects an effective income tax rate of 41%, compared with 25% in the corresponding period of 2002. The effective tax rate is higher in 2003 as a result of lower export tax incentives and higher nondeductible expenses.

     Net Income

     Net income amounted to $3.4 million (or $.04 per share) in the three months ended September 30, 2003, compared with $1.2 million (or $.01 per share) in the corresponding period of 2002. Net income amounted to $9.8 million (or $.12 per share) in the nine months ended September 30, 2003, compared with $12.6 million (or $.15 per share) in the corresponding period of 2002 that had included a special credit of $4.2 million (or $.05 per share) after tax from a change in estimate of costs for consolidating plant operations. Net income in the three and nine months ended September 30, 2003, includes other income of $6.0 million (or $.07 per share) after tax relating to cold standby and uranium deposit removal contract services for DOE. Net income in the 2003 periods reflects higher costs for the accelerated centrifuge development program; centrifuge development costs are being charged against income until costs associated with the commercial facility begin to be capitalized.

     USEC affirms its previous guidance for 2003 net income in a range of $9 to $11 million. Net income and cash flow are driven by business performance and are dependent on several key factors, including:

•	Achieving targets for sales and average prices billed to customers.
•	Concluding negotiations as planned with DOE and the Ohio Valley Electric Corporation to resolve issues surrounding the termination of a power purchase agreement.
•	Negotiations progressing as planned with federal and South Carolina environmental regulators over USEC’s share of the cost of cleaning up a depleted uranium processing site operated by a bankrupt contractor, Starmet.

Liquidity and Capital Resources

     Liquidity and Cash Flows

     Cash flow from operating activities is expected to be in a range from $80 to $95 million in 2003. The upward change in guidance is due to the timing of customer collections moving into the fourth quarter of 2003 and payments to Russia moving into the first quarter of 2004. These changes in timing will have the effect of reducing cash flow from operating activities in 2004. USEC ended the quarter with a cash balance of $66.5 million and now projects its year-end cash balance will be in a range of $180 to $200 million.

     Net cash outflow from operating activities amounted to $52.4 million in the nine months ended September 30, 2003, compared with net cash flow of $135.2 million in the corresponding period of 2002. Cash outflow in the nine months ended September 30, 2003, reflects accelerated centrifuge development spending, deliveries against advances from customers that result in non-cash revenue, and the timing of collections of trade receivables and payments under the Russian Contract, partly offset with higher sales of uranium.

     Cash flow of $135.2 million in the nine months ended September 30, 2002, benefited from a reduction of $93.4 million in accounts receivable. Collections from customers were high following a substantial increase in trade receivables at December 31, 2001, from record revenue in the last quarter of 2001. The variability of quarterly revenue, customer receivables, and related cash flow reflects the timing and movement of customer orders.

     Capital expenditures amounted to $20.5 million in the nine months ended September 30, 2003, compared with $33.7 million in the corresponding period of 2002. Capital expenditures include costs for additional security measures and replacement equipment at the plants. Centrifuge development costs are being charged to expense until costs associated with the commercial facility begin to be capitalized.

     Dividends paid to stockholders amounted to $33.9 million (or a quarterly rate of $.1375 per share) in the nine months ended September 30, 2003, about the same as in the corresponding period of 2002. Beginning in December 2002, cash dividends are charged against excess of capital over par value in the stockholders’ equity section.

     Capital Structure and Financial Resources

     In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     There were no short-term borrowings at September 30, 2003, or December 31, 2002.

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

     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At September 30, 2003, USEC was in compliance with covenants under the revolving credit facility.

     The total debt-to-capitalization ratio was 36% at September 30, 2003, and 35% at December 31, 2002. In June 2003, Standard & Poor’s revised the outlook on USEC from negative to stable and affirmed the BB- rating of USEC’s senior notes ($500 million), the BB corporate credit rating, and the BBB- rating for the revolving credit facility.

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

     A summary of working capital follows (in millions):

	September 30,	December 31,
	2003	2002

Cash and cash equivalents	$66.5	$171.1
Accounts receivable	268.9	225.4
Inventories	935.2	862.1
Accounts payable and other assets, net	(254.7)	(341.0)

Working capital	$1,015.9	$917.6

Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2003, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at September 30, 2003, follow (in millions):

	Maturity Dates		September 30, 2003

	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Long-term debt:
6.625% senior notes	$350.0		$350.0	$323.4
6.750% senior notes		$150.0	150.0	134.9

			$500.0	$458.3

Controls and Procedures

     Disclosure Controls and Procedures

     Management, with the participation of the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2003. Based on such evaluation, management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by USEC in the reports that it files or submits under the Securities Exchange Act of 1934.

     Internal Control over Financial Reporting

     There have not been any changes in USEC’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to information regarding environmental matters involving Starmet CMI, EPA, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in the notes to consolidated condensed financial statements.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

10.61	Agreement between USEC Inc. and James R. Mellor, dated July 22, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     On July 31, 2003, USEC filed a current report on Form 8-K to furnish its press release announcing financial results for the three and six months ended June 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

November 5, 2003	By	/s/ Henry Z Shelton, Jr.

Henry Z Shelton, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.61	Agreement between USEC Inc. and James R. Mellor, dated July 22, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.