Form 10-K
period 2003-12-31
USEC INC
filed 2004-03-12
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.

Delaware	52-2107911
(State of incorporation)	(I.R.S. Identification No.)

2 Democracy Center
6903 Rockledge Drive, Bethesda, MD 20817
(301) 564-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.10 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934.)      Yes     X     No

     As of December 31, 2003, there were 82,554,000 shares of Common Stock issued and outstanding. The market value of Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange as of June 30, 2003, was $578 million.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 29, 2004, are incorporated by reference into Part III.

     This annual report on Form 10-K contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementing agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of advanced technology and facilities, satisfactory performance of the American Centrifuge technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans, the refueling cycles of USEC’s customers, final determinations of environmental and other costs, the outcome of litigation and trade actions, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

PART I

Items 1 and 2. Business and Properties

Overview

     USEC Inc. (“USEC”), a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for nuclear reactors to produce electricity. USEC’s customers are domestic and international utilities that operate nuclear power plants. USEC is the exclusive executive agent for the U.S. Government under a government-to-government agreement (the “Russian Contract”) to purchase the SWU component of LEU derived from highly enriched uranium contained in decommissioned nuclear warheads in Russia. In addition, USEC performs contract work for DOE and DOE contractors at the Paducah and Portsmouth plants.

     USEC, including its wholly owned subsidiary United States Enrichment Corporation, is organized under Delaware law. USEC completed an initial public offering of common stock on July 28, 1998, thereby transferring all of the U.S. Government’s interest in the business, with the exception of certain liabilities from prior operations of the U.S. Government. References to USEC include its wholly owned subsidiaries as well as the predecessor to USEC unless the context otherwise indicates. A glossary of technical terms is included in Part IV of this annual report.

     USEC continues implementing plans to reduce its cost structure, move forward to demonstrate the American Centrifuge technology, and explore ways to leverage its unique expertise within the energy, nuclear power and government contracting fields. Highlights of these actions include:

•	USEC has met the first five American Centrifuge project milestones on or ahead of schedule. USEC expects the American Centrifuge program will reinforce its long-term position as the global leader in the uranium enrichment marketplace.

•	In January 2004, USEC selected Piketon, Ohio as the site for its American Centrifuge uranium enrichment plant. The plant is expected to cost up to $1.5 billion, employ up to 500 people, and reach an initial annual production level of 3.5 million SWU by 2010.

•	In January 2004, USEC and its Russian partner, TENEX, marked the 10th anniversary of commercial implementation of the Russian Contract which recycles weapons-grade uranium from Russia into fuel for nuclear power plants.

•	Lower, market-based prices negotiated under the Russian Contract took effect in 2003. The pricing agreement remains in effect until 2013 and has lowered USEC’s purchase costs.

•	Workforce reductions involving 220 employees at the Paducah gaseous diffusion plant were completed in 2003; the reductions have reduced production costs at the plant.

Uranium and Enrichment

The uranium fuel cycle consists of the following process:

•	Mining and Milling – Uranium is removed from the earth in the form of ore and then crushed and concentrated.

•	Conversion – Uranium is combined with fluorine gas to produce uranium hexafluoride, a powder at room temperature and a gas when heated. Uranium hexafluoride is shipped to an enrichment plant.

•	Enrichment – Uranium hexafluoride is enriched in a process that increases the concentration of U235 isotopes in the uranium hexafluoride from its natural state of 0.711% up to 5%, which is usable as a fuel for commercial nuclear power reactors. Depleted uranium is a by-product of the uranium enrichment process. USEC has the only enrichment operation in the United States.

•	Fuel Fabrication – Enriched uranium is converted to uranium oxide and formed into small ceramic pellets. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.

•	Nuclear Power Plant – The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate about 16% of the world’s electricity.

•	Consumers – Business and homeowners rely on the steady, baseload electricity supplied by nuclear power and value its clean air qualities.

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

     USEC supplies LEU to electric utilities for use in about 160 nuclear reactors worldwide. Revenue is derived from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium.

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

U.S. Government Contracts

     In addition to uranium enrichment operations, USEC performs contract work for DOE and DOE contractors at the Paducah and Portsmouth plants. Following the end of enrichment operations at the Portsmouth enrichment plant in 2001, DOE contracted with USEC to maintain the Portsmouth plant in a state of “cold standby” and to remove certain uranium deposits. USEC has been operating facilities at the Portsmouth plant since September 2002 to process and clean up certain contaminated uranium transferred to USEC by DOE. USEC also provides ancillary services to DOE and DOE contractors at the Paducah and Portsmouth plants, including, fire protection, security, laboratory and utility services.

Revenue by Geographic Area, Major Customers and Segment Information

     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

			Six-Month		Fiscal Years
	Years Ended		Periods Ended		Ended
	December 31,		December 31,		June 30,
	2003	2002	2002	2001	2002	2001
United States	$931.7	$860.2	$457.0	$651.2	$1,054.3	$592.2

Foreign:
Japan	277.8	342.9	171.0	178.6	350.5	370.6
Other	250.8	193.7	149.4	79.6	124.0	216.4

	528.6	536.6	320.4	258.2	474.5	587.0

	$1,460.3	$1,396.8	$777.4	$909.4	$1,528.8	$1,179.2

     Revenue from Exelon Corporation, a domestic customer, represented more than 10%, but less than 15%, of total revenue in 2003, the six-month period ended December 31, 2002, and the fiscal years ended June 30, 2002 and 2001. Revenue from U.S. Government contracts represented 11% of total revenue in 2003.

     Reference is made to segment information reported in note 15 to the consolidated financial statements.

SWU and Uranium Backlog

     Backlog is the aggregate dollar amount of SWU and uranium that USEC expects to sell pursuant to long-term requirements contracts with utilities. Backlog is based on customers’ estimates of their requirements and certain other assumptions including estimates of inflation rates, and such estimates are subject to change. At December 31, 2003, USEC had long-term requirements contracts with utilities aggregating $4.9 billion through 2011 (including $2.9 billion through 2006), compared with $4.1 billion at December 31, 2002.

Gaseous Diffusion Plants

     Two existing commercial technologies are currently used to enrich uranium for nuclear power plants: the gaseous diffusion process, and the gas centrifuge process. USEC currently uses the gaseous diffusion process and USEC is developing the American Centrifuge technology to replace the gaseous diffusion process. The gaseous diffusion process involves the passage of uranium in a gaseous form through a series of filters (or porous barriers) such that the uranium is continuously enriched in U235 as it moves through the process. Because U235 is lighter and moves faster, it passes through the barrier more readily than does U238, resulting in a gaseous uranium that has a higher portion of U235, the fissionable isotope. The gaseous diffusion process is power intensive, requiring significant amounts of electric power to push uranium through the filters.

     The fundamental building block of the gaseous diffusion process is known as a stage, consisting of a compressor, a converter, a control valve and associated piping. Compressors driven by large electric motors are used to circulate the process gas and maintain flow. Converters contain porous tubes known as barriers through which process gas is diffused. Stages are grouped together in series to form an operating unit called a cell. A cell is the smallest group of stages that can be removed from service for maintenance. Gaseous diffusion plants are designed so that cells can be taken off line with little or no interruption in the process. In each converter, the portion of the process gas that passes through the barrier is slightly enriched in U235 and is fed to the next higher stage. Process gas that has not passed through the barrier is depleted in U235 to the same degree and is recycled back to the next lower stage. Because the amount of separation between the two isotopes of uranium in a stage is very small, hundreds of successive stages are required for enrichment. A gaseous diffusion plant configured to produce enriched uranium with a U235 concentration of up to 5% from uranium at .711% by weight U235 would contain at least 1,200 stages in series.

     USEC produces LEU at the Paducah gaseous diffusion plant located in Paducah, Kentucky. The Paducah plant consists of four process buildings and is one of the largest industrial facilities in the world. Process buildings have a total floor area of 150 acres, and the site covers 750 acres. The Paducah plant has been certified by the U.S. Nuclear Regulatory Commission (“NRC”) to produce LEU up to an assay of 5.5% U235. USEC estimates that the maximum capacity of the existing equipment is about 8 million SWU per year. USEC produces about 5 million SWU per year consistent with power purchase economics and purchases under the Russian Contract.

     The Paducah plant is located near the New Madrid fault line. NRC required seismic upgrading of two main process buildings at the Paducah plant to reduce the risk of release of radioactive and hazardous material in the event of an earthquake. USEC completed the seismic modifications in July 2000 in compliance with the NRC requirements.

     The Portsmouth gaseous diffusion plant is located in Piketon, Ohio. USEC ceased uranium enrichment operations at the Portsmouth plant in 2001. USEC ceased operation of the transfer and shipping facilities at the Portsmouth plant for purposes of shipping LEU to fuel fabricators and began shipping LEU directly to fuel fabricators from the Paducah plant in 2002. The Portsmouth plant was placed into cold standby under a contract with DOE.

     USEC performs contract work for DOE at the Portsmouth and Paducah plants as a contractor and as a subcontractor under various contracts, including the cold standby contract at the Portsmouth plant. Cold standby is a condition under which the plant could be returned to production of 3 million SWU within 18 to 24 months notice if the U.S. Government determined that additional domestic enrichment capacity was necessary. The cold standby contract covered the period July 2001 to September 2003, and the contract has been extended to March 2004. USEC and DOE are negotiating contract terms for this extension and for further extensions. Continuation of the program is subject to DOE funding and Congressional appropriations. There can be no assurance that revenue and fees that may be earned in the future years will be comparable to fees earned in 2003.

     USEC leases the Paducah and Portsmouth plants from DOE. The lease covers most, but not all, of the buildings and facilities. Except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease indefinitely, with respect to either or both plants, for successive renewal periods. USEC may increase or decrease the property under the lease to meet its changing requirements, subject to notice and consent requirements in the lease. Within the contiguous tracts, certain buildings, facilities and areas related to environmental restoration and waste management have been retained by DOE and are not leased to USEC. At termination of the lease, USEC may leave the property in “as is” condition, but must remove all wastes generated by USEC, which are subject to off-site disposal, and must place the plants in a safe shutdown condition. Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants. DOE is responsible for the costs of decontamination and decommissioning of the plants. Title to capital improvements not removed by USEC will transfer to DOE at the end of the lease term. If removal of any of USEC’s capital improvements increases DOE’s decontamination and decommissioning costs, USEC is required to pay the difference.

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

     In connection with international transportation of LEU, it is possible for a claim to be asserted which may not fall within the indemnification under the Price-Anderson Act. In its customer contracts and operations, USEC takes steps to mitigate any risk consistent with commercial practice in the nuclear fuel business, and USEC believes that, in the event a claim was asserted, it would be covered by international conventions and/or applicable national laws.

     Electric Power

     The gaseous diffusion process uses significant amounts of electric power to enrich uranium, and, in 2003, the power load at the Paducah plant averaged 1,409 megawatts. Costs for electric power represented 61% of production costs at the Paducah plant in 2003. USEC reduces LEU production and the related power load in the summer months when power availability is low and power costs are high. USEC purchased 78% of the electric power for the Paducah plant in 2003 at fixed prices primarily under a power purchase agreement with Tennessee Valley Authority (“TVA”). Capacity under the TVA agreement ranges from 300 megawatts in the summer months to 1,650 megawatts in the non-summer months, and prices are fixed through May 2006. Subject to prior notice and under certain circumstances, TVA may interrupt power to the Paducah plant, except for a minimum load of 300 megawatts that can only be interrupted under limited circumstances.

     In addition, USEC purchases the remaining portion of the electric power for the Paducah plant at market-based prices from TVA and under a power purchase contract between DOE and Electric Energy, Inc. (“EEI”). DOE transferred the benefits of the EEI power purchase contract to USEC. Market prices for electric power vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather. In 2003, USEC’s purchases of market-priced power totaled $71 million.

     Ohio Valley Electric Corporation

     In fiscal 2001 and prior years, USEC purchased electric power for the Portsmouth uranium enrichment plant from DOE under a contract that USEC concluded with DOE in July 1993. DOE acquired the power from the Ohio Valley Electric Corporation (“OVEC”) under a power purchase agreement signed in 1952. In June 2000, USEC announced that it would cease uranium enrichment operations at the Portsmouth plant in June 2001. As a result of this decision, in September 2000, USEC requested that DOE notify OVEC that DOE would terminate the power purchase agreement effective April 30, 2003, and that DOE would cease taking power after August 2001. At the end of fiscal 2001, USEC ceased uranium enrichment operations at the Portsmouth plant.

     As a result of termination of the power purchase agreement, DOE is responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shutdown of the coal-burning power generating facilities owned and operated by OVEC. Under its July 1993 contract with DOE, USEC is, in turn, responsible for a portion of DOE’s costs. In February 2004, OVEC and DOE, and DOE and USEC, entered into agreements and settled all the issues relating to the termination, and USEC paid $33.2 million representing its share of costs.

     Uranium

     Natural uranium is the feedstock in the production of LEU at the Paducah plant. The plant uses approximately 9 million kilograms of uranium each year in the production of LEU, most of which is provided by customers. Uranium is a naturally occurring element and is mined from deposits located in Canada, Australia and other countries. According to the World Nuclear Association, there are adequate known uranium reserves to fuel nuclear power well into this century.

     Mined uranium ore is crushed and concentrated and sent to a uranium conversion facility where it is converted to uranium hexafluoride, a form suitable for uranium enrichment. Two commercial uranium converters in North America, Cameco Corporation and ConverDyn, a general partnership of Honeywell and General Atomics, deliver and hold title to uranium at the Paducah plant. Utility customers provide uranium to USEC as part of their enrichment contracts or purchase the uranium from USEC. Customers provide uranium at the Paducah plant by acquiring it from Cameco, ConverDyn and other third-party suppliers. At December 31, 2003, customers and suppliers held title to uranium at USEC having an estimated fair market value of $877.9 million. The uranium is fungible and commingled with USEC’s uranium inventory. Title to uranium provided by customers remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer. Other sources of uranium for the production of LEU include USEC’s uranium inventories, which include uranium generated from underfeeding the enrichment process and purchases of uranium from third-party suppliers.

     The quantity of uranium used in the production of LEU is to a certain extent interchangeable with the amount of SWU required to enrich the uranium. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, USEC varies its production process to underfeed uranium based on the relative economics of the cost of electric power versus the cost of uranium. Underfeeding increases USEC’s inventory of uranium that can be sold.

     ConverDyn’s uranium conversion facility in Metropolis, Illinois was shut down in December 2003 following a chemical release. Operations will not resume until the NRC is satisfied with the event assessment and the implementation of corrective actions. USEC does not expect that the ConverDyn shutdown will impact its ability to meet customer requirements in 2004. If the conversion facility is shut down for an extended period and if ConverDyn is unable to secure replacement uranium, utility customers who have contracted with ConverDyn may be unable to provide uranium to USEC under enrichment contracts. If those customers are not able to secure uranium from other sources, sales of the SWU component of LEU by USEC to such customers could be delayed beginning in 2005. In such an event, USEC’s results of operations would be adversely affected.

     Coolant

     The Paducah plant uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995. Leaks from pipe joints, sight glasses, valves, coolers and condensers resulted in leakage of 405,000 pounds in 2003 and 435,000 pounds in 2002, a leak rate that is within the level allowed under regulations of the U.S. Environmental Protection Agency (“EPA”). USEC plans to continue to use Freon from its inventory supply and expects to purchase additional quantities of reclaimed Freon. USEC expects that its inventory of Freon should be adequate through at least October 2005, and USEC continues to purchase Freon from vendors active in the reclaimed Freon market. In the event Freon was no longer available, other coolants are available, which would require modifications to the process system to accommodate the different properties.

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

     Equipment utilization at the Paducah plant was 92% of planned capacity in 2003, compared with 88% in 2002. The utilization of equipment is highly dependent on power availability and costs. USEC reduces equipment utilization and the related power load in the summer months when the cost of electric power is high. Equipment utilization is also affected by repairs and maintenance activities.

Russian Contract

     SWU Component of LEU

     USEC has been designated by the U.S. Government to act as its exclusive executive agent (“Executive Agent”) in connection with a government-to-government agreement between the United States and the Russian Federation under which USEC purchases the SWU component of LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, on behalf of the U.S. Government, signed an agreement (“Russian Contract”) with OAO Techsnabexport (“TENEX”, or “the Russian Executive Agent”), Executive Agent for the Ministry of Atomic Energy of the Russian Federation.

     In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining term of the Russian Contract through 2013. An amendment to the Russian Contract created a market-based mechanism to determine prices beginning in 2003 and continuing through 2013. In consideration for this stable and economic structure for the future, USEC agreed to extend the calendar year 2001 price of $90.42 per SWU through 2002. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index is used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that, after the end of 2007, USEC and the Russian Executive Agent may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract to December 31, 2003, USEC has purchased the SWU component of LEU at an aggregate cost of $3,188 million, the equivalent of about 8,000 nuclear warheads.

     Under the amended contract, USEC agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013, including such amount in calendar year 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. USEC also agreed to purchase over two or more years a total of 1.6 million SWU that USEC had ordered in 1999 but the Russian Executive Agent had not been able to deliver. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. USEC expects purchases under the Russian Contract will approximate 49% of its supply mix in 2004. A significant delay in deliveries of LEU from Russia would have an adverse effect on USEC’s results of operations.

     Uranium Component of LEU

     USEC does not buy or sell the uranium component of LEU delivered to USEC under the Russian Contract, totaling about 9 million kilograms per year. USEC is obligated to deliver to TENEX uranium equivalent to the uranium component of LEU delivered to USEC by TENEX. Historically, USEC has held uranium at the Paducah plant on behalf of TENEX. TENEX holds, sells or otherwise exchanges its uranium held at USEC in transactions with other suppliers or utility customers. TENEX exchanges uranium held at the Paducah plant for natural uranium from ConverDyn, a uranium conversion supplier. Under these arrangements, ConverDyn delivers uranium to TENEX that is shipped back to Russia, and ConverDyn receives an equivalent amount of uranium on account at the Paducah plant. Operations at ConverDyn’s Metropolis, Illinois facility were shut down in December 2003 following a chemical release. TENEX had indicated, prior to the Metropolis facility shutdown, that it planned to return 2.6 million kilograms of uranium to Russia in 2004. A delay in restarting operations at ConverDyn’s Metropolis facility could delay shipments of uranium to Russia in 2004. USEC and TENEX are reviewing other options available to ship uranium to Russia that had been planned to come from ConverDyn. If a delay in uranium shipments to Russia results in a significant delay in deliveries of LEU to USEC by TENEX, USEC’s results of operations would be adversely affected.

     U.S. Executive Agent

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

Highly Enriched Uranium from DOE

     Since 1998, DOE has been in the process of transferring 50 metric tons of highly enriched uranium to USEC. USEC recovers LEU from downblending the highly enriched uranium. At December 31, 2003, 49% of the total expected LEU had been recovered, and the remainder is scheduled for downblending over the next four years. USEC expects costs to complete downblending activities will be less than the production costs that would be required to produce an equivalent amount of LEU. Factors affecting recoverability include quality and specifications of the highly enriched uranium to be transferred by DOE to USEC, the costs and risks of completing the transfers, processing and downblending required to convert the highly enriched uranium metal and oxide into LEU suitable for sale to utility customers.

DOE-USEC Agreement

     On June 17, 2002, USEC and DOE signed the DOE-USEC Agreement (“DOE-USEC Agreement”) whereby both USEC and DOE made long-term commitments directed at resolving a number of outstanding issues bearing on the stability and security of the domestic uranium enrichment industry. The following is a summary of material provisions and an update of activities under the DOE-USEC Agreement:

     Russian Contract

     USEC agreed to purchase, if made available by the Russian Executive Agent, 5.5 million SWU per calendar year contained in LEU derived from at least 30 metric tons per year of weapons-origin highly enriched uranium. The Russian Contract continues through 2013. The DOE-USEC Agreement provides that DOE will recommend against removal, in whole or in part, of USEC as the U.S. Executive Agent under the Russian Contract as long as USEC orders the specified amount of SWU from the Russian Executive Agent and complies with its obligations under the DOE-USEC Agreement and the Russian Contract. The DOE-USEC Agreement does not affect the ability of USEC to resign, or the U.S. Government to terminate USEC, as the U.S. Executive Agent, upon the provision of proper advance notice as provided in the Executive Agent MOA.

     Replacing Out-of-Specification Natural Uranium Inventory

     In December 2000, USEC reported to DOE that 9,550 metric tons of natural uranium with a cost of $237.5 million transferred to USEC from DOE prior to privatization in 1998 may contain elevated levels of technetium that would put the uranium out of specification for commercial use. Out of specification means that the uranium would not meet the industry standard as defined in the American Society for Testing and Materials (“ASTM”) specification “Standard Specification for Uranium Hexafluoride for Enrichment.” The levels of technetium in the uranium exceed allowable levels in the ASTM specification. Under the DOE-USEC Agreement, DOE is obligated to replace or remediate the affected uranium inventory, and USEC has been working with DOE to facilitate this process.

     Under the DOE-USEC Agreement, USEC operated facilities at the Portsmouth plant for the 15-month period ending in September 2003, and completed the processing and removal of contaminants from 2,909 metric tons of out-of-specification natural uranium. USEC will release the United States Government from liability with respect to the 2,909 metric tons. USEC incurred direct costs of $20.6 million to operate the facilities, and DOE is compensating USEC for the direct costs by taking title to depleted uranium generated by USEC at the Paducah plant up to a maximum of 23.3 million kilograms of uranium. At December 31, 2003, DOE had taken title to 73% of the depleted uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. In addition, DOE is responsible for and USEC has billed DOE for site infrastructure or indirect costs associated with the operation of the facilities.

     Under two subsequent agreements with DOE covering the period from September 18 to December 19, 2003, as well as additional processing subsequent to December 19, 2003, USEC processed and removed contaminants from 635 metric tons. At December 31, 2003, the remaining amount of uranium inventory that may be impacted is 6,006 metric tons with a cost of $156.2 million reported as part of long-term assets.

     Pursuant to the terms of the DOE-USEC Agreement, DOE was obligated to exchange, replace, clean up or reimburse USEC for 2,116 metric tons of the out-of-specification natural uranium as of March 31, 2003. Although DOE had not exchanged, replaced or cleaned up, or reimbursed USEC as of January 31, 2004, USEC expects DOE will fulfill its obligation pursuant to the terms of the DOE-USEC Agreement. With respect to the remaining out-of-specification natural uranium amounting to 3,890 metric tons, USEC is continuing to process the uranium in 2004. Negotiations are underway with DOE to agree on the terms of the clean-up program since December 19, 2003, and to extend the program to clean up the remaining contaminated uranium. However, continuation of the program is subject to DOE funding and Congressional appropriations.

     DOE’s obligations to replace or remediate all remaining out-of-specification natural uranium continue until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing low enriched uranium containing at least 1 million SWU per year at the Paducah plant or at a new enrichment facility. DOE’s obligations to replace or remediate out-of-specification natural uranium are subject to availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties are pursuing any necessary legislative or administrative authority, there can be no assurance that Congress will pass requisite legislation or that DOE will act on existing regulatory authority. An impairment in the valuation of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification natural uranium for which DOE has assumed responsibility. Depending on the amount, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

     Domestic Enrichment Facilities

     Under the DOE-USEC Agreement, USEC agreed to operate the Paducah plant at a production rate at or above 3.5 million SWU per year. Historically, USEC has operated at production rates significantly above this level, and in calendar 2004, USEC expects to produce in excess of 5 million SWU at the Paducah plant.

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

     If USEC does not maintain the requisite level of operations and has not cured the deficiency, USEC is required to waive its exclusive rights to lease the Paducah and Portsmouth plants. If USEC ceases operations at the Paducah plant or loses its certification from the NRC, DOE may take such actions as it deems necessary to transition operation of the plant from USEC to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts. In either such event, DOE may be released from its obligations under the DOE-USEC Agreement. USEC will be deemed to have “ceased operations” at the Paducah plant if it (a) produces less than 1 million SWU or (b) fails to meet specific maintenance and operational criteria established in the DOE-USEC Agreement.

     USEC agreed to maintain leased property at the Portsmouth plant (other than any leased property subject to the cold standby contract with DOE) in a condition to permit it to be considered as a possible site for USEC’s deployment of an enrichment facility using advanced uranium enrichment technology. If USEC does not maintain the applicable Portsmouth facilities, USEC will waive any statutory exclusive right it has to lease the Portsmouth plant and will waive certain of its rights under the lease for the Portsmouth plant. Additionally, DOE can terminate the DOE-USEC Agreement and be released from its obligations under it.

     American Centrifuge Technology

     The DOE-USEC Agreement provides that USEC will begin operations of an enrichment facility using centrifuge technology with annual capacity of 1 million SWU (expandable to 3.5 million SWU) in accordance with certain milestones. If, for reasons within USEC’s control, USEC does not meet a milestone and the resulting delay will materially impact its ability to begin commercial operations on schedule, DOE may take any of the following actions:

•	terminate the DOE-USEC Agreement and be relieved of its obligations thereunder,

•	require USEC to reimburse DOE any increased costs caused by DOE expediting decontamination and decommissioning of facilities used by USEC for advanced technology,

•	require USEC to transfer to DOE royalty free exclusive rights to the centrifuge technology and data in the field of uranium enrichment,

•	require USEC to return any leased facilities upon which the advanced technology project was being or was intended to be constructed, and

•	except for plant facilities being operated, require USEC to waive its exclusive rights to lease the Paducah and Portsmouth plants.

     After USEC has secured firm financing commitments for the construction of a 1 million SWU plant and has begun construction, DOE’s remedies are limited to circumstances where USEC’s gross negligence in project planning and execution is responsible for schedule delays or USEC has abandoned or constructively abandoned the project. In such cases, USEC will be entitled to a reasonable royalty for the use of any USEC intellectual property and data transferred for non-governmental purposes.

     Other

     The DOE-USEC Agreement contains force majeure provisions which excuse USEC’s failure to perform under the DOE-USEC Agreement if such failure arises from causes beyond the control and without fault or negligence of USEC.

American Centrifuge Enrichment Technology

     USEC has selected U.S. centrifuge technology to replace the gaseous diffusion process. U.S. centrifuge technology, which was developed from 1960 through the mid-1980s by DOE, is a proven, workable technology. Work on this technology was terminated by DOE because of changing demand forecasts and DOE budget constraints. DOE spent approximately $3.4 billion on research and development and construction of centrifuge facilities and operated full-scale centrifuge machines that achieved performance levels superior to today’s best operational centrifuges.

     USEC is working toward the construction and operation of the American Centrifuge uranium enrichment plant by the end of the decade. USEC plans to first demonstrate the American Centrifuge technology at facilities located in Piketon, Ohio (“American Centrifuge Demonstration Facility”) which is expected to begin operating in 2005. Based on economics, USEC plans to construct the uranium enrichment plant beginning in 2007 with uranium enrichment operations beginning in 2009. Following are the American Centrifuge project milestones under the DOE-USEC Agreement, the first five of which have been achieved on or ahead of schedule:

Milestones under DOE-USEC Agreement	Date Achieved	Milestone Date

USEC begins refurbishment of K-1600 centrifuge testing facility in Oak Ridge, Tennessee	December 2002	December 2002

USEC builds and begins testing a centrifuge end cap	January 2003	January 2003

Submit license application for lead cascade to NRC	February 2003	April 2003

NRC dockets lead cascade application	March 2003	June 2003

First rotor tube manufactured	September 2003	November 2003

Centrifuge testing begins		January 2005

Submit license application for commercial plant to NRC		March 2005

NRC dockets commercial plant application		May 2005

Begin lead cascade centrifuge manufacturing		June 2005

Satisfactory reliability and performance data obtained from lead cascade		October 2006

Financing commitment secured for a 1 million SWU centrifuge plant		January 2007

Begin commercial plant construction and refurbishment		June 2007

Begin Portsmouth commercial plant operations		January 2009

Portsmouth centrifuge plant capacity at 1 million SWU per year		March 2010

Portsmouth centrifuge plant (if expanded at USEC’s option) projected to have an annual capacity of 3.5 million SWU		September 2011

     In September 2002, USEC finalized a $121 million Cooperative Research and Development Agreement (“CRADA”) with UT-Battelle LLC, the management and operating contractor for DOE’s Oak Ridge National Laboratory (“ORNL”). The CRADA, approved by DOE, extends through June 2007 and is being funded entirely by USEC. USEC leases two facilities in Oak Ridge, Tennessee for testing and fabrication of its centrifuge technology and is refurbishing facilities that contain centrifuge test equipment and related infrastructure. Operation of the American Centrifuge Demonstration Facility in Piketon, Ohio is expected to demonstrate USEC’s enhancements to the U.S. centrifuge technology.

     In February 2003, USEC submitted a license application to the NRC for the lead cascade of centrifuge machines in the American Centrifuge Demonstration Facility in Piketon, Ohio. In February 2004, the NRC issued a license that authorizes USEC to construct and operate the American Centrifuge Demonstration Facility. USEC expects to begin centrifuge testing in Oak Ridge, Tennessee in 2004 and begin operating the American Centrifuge Demonstration Facility in Piketon, Ohio in 2005. Data gathered from these demonstrations is expected to reduce cost, schedule, and technology performance uncertainties prior to initiating construction of the commercial plant in 2007. In January 2004, USEC announced the selection of Piketon, Ohio as the site of the American Centrifuge uranium enrichment plant.

     USEC estimates the cost of demonstrating American Centrifuge technology will be approximately $150 million over the period July 2002 to December 2006. USEC expects advanced technology development costs will be $70 million in 2004, of which $50 million represents demonstration costs that are charged to expense as incurred and $20 million represents commercial plant costs that are expected to be capitalized. The American Centrifuge uranium enrichment plant is expected to cost up to $1.5 billion, employ up to 500 people, and reach an initial annual production level of 3.5 million SWU by 2010.

     In February 2004, USEC entered into an agreement with DOE to temporarily lease portions of the Gas Centrifuge Enrichment Plant (“GCEP”) buildings in Piketon, Ohio that will be used for the American Centrifuge Demonstration Facility. The temporary lease is an extension of the lease for the Portsmouth gaseous diffusion plant. The temporary lease will expire upon execution of a long-term agreement for the American Centrifuge uranium enrichment plant, upon expiration of the NRC license for the demonstration facility, or June 30, 2009, whichever occurs first. The NRC license will expire on the earlier of February 24, 2009, or the date the temporary lease with DOE expires. USEC will perform a baseline radiological survey at the beginning of the lease. At the end of the lease, USEC must remove its personal property and capital improvements and return the facilities in the same, or as good, condition as documented in the baseline radiological survey.

     The successful construction and operation of the American Centrifuge uranium enrichment plant is dependent upon a number of DOE actions, including USEC and DOE entering into a long-term agreement for the GCEP buildings at the Portsmouth plant in Piketon, Ohio and the clean up of the GCEP buildings by DOE. In the event DOE fails to take appropriate and timely action, it could delay or disrupt USEC’s ability to meet the milestones scheduled in the DOE-USEC Agreement. According to the DOE-USEC Agreement, if USEC fails to meet a milestone and the failure is not due to negligence or is due to circumstances beyond its control, DOE and USEC will jointly agree to adjust the milestones to accommodate the delay. However, a delay could have an adverse effect on USEC’s schedule and costs to demonstrate, the technology and construct and operate the American Centrifuge uranium enrichment plant.

SILEX

     In April 2003, USEC announced that it was ending funding for research and development of the SILEX laser-based uranium enrichment process. Although the SILEX process is capable of enriching uranium, it is still in the early stage of development and faces numerous technological hurdles that must be overcome. USEC decided to focus its advanced technology efforts on the demonstration and deployment of the American Centrifuge uranium enrichment technology. USEC is resolving issues relating to termination of the agreement with Silex Systems Limited. Upon termination, rights to develop the SILEX technology for uranium enrichment revert back to Silex Systems Limited.

Nuclear Regulatory Commission – Regulation

     The gaseous diffusion plants are regulated by and are required to be recertified by the U.S. Nuclear Regulatory Commission (“NRC”) every five years. In 2003, USEC applied for and NRC granted a renewal of the certifications for the five-year period ending December 2008. The recertification represents NRC’s determination that the plants are in compliance with NRC safety, safeguards and security regulations.

     In response to the heightened security concerns following the events of September 11, 2001, NRC issued interim compensatory measures to USEC in June 2002 requiring additional security measures at the plants. USEC incurred costs of $11.7 million, including $4.1 million in capital costs, for the security measures in 2003. There may be additional measures based on ongoing NRC vulnerability evaluations, the cost of which, or cost sharing with DOE, is not known.

     The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations, and conditions of a Certificate of Compliance, Compliance Plan, or Order. The NRC has the authority to impose civil penalties for certain violations of its regulations. USEC has received notices of violation from NRC for certain violations of these regulations and Certificate conditions, none of which has exceeded $88,000. In each case, USEC took corrective action to bring the facilities into compliance with NRC regulations. USEC does not expect that any proposed notices of violation it has received will have a material adverse effect on its financial position or results of operations.

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

     Reference is made to management’s discussion and analysis of financial condition and results of operations and notes to consolidated financial statements for information on operating costs and capital expenditures relating to environmental matters.

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

Certain Arrangements Involving the U.S. Government

     USEC is a party to a significant number of agreements, arrangements and other activities with the U.S. Government that are important to USEC’s business, including:

•	leases for the gaseous diffusion plants and centrifuge development facilities;

•	the Executive Agent MOA under which USEC is the U.S. Executive Agent and purchases the SWU component of LEU under the Russian Contract;

•	the DOE-USEC Agreement that addresses issues relating to the domestic uranium enrichment industry and advanced technology;

•	agreements under which DOE takes certain quantities of depleted uranium generated by USEC;

•	Contract work for DOE and DOE contractors at the Portsmouth and Paducah plants;

•	an agreement with DOE for the transfer and the downblending of highly enriched uranium; and

•	electric power purchase agreements with TVA and DOE.

Competition and Foreign Trade

     The highly competitive global uranium enrichment industry has four major producers of LEU:

•	USEC,

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by two private German utilities,

•	Eurodif, a multinational consortium controlled by COGEMA, a subsidiary of AREVA, a company principally owned by the French government, and

•	the Russian Ministry of Atomic Energy, which sells LEU through TENEX, a Russian government-owned entity.

     There are also smaller suppliers in China and Japan that primarily serve a portion of their respective domestic markets.

     Global LEU suppliers compete primarily in terms of price, and secondarily on reliability of supply and customer service. USEC is committed to being competitive on price and delivering superior customer service. USEC believes that customers are attracted to its reputation as a reliable long-term supplier of enriched uranium and intends to continue strengthening this reputation with the transition to the American Centrifuge technology.

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

     Urenco, TENEX, and producers in Japan and China use centrifuge technology to produce LEU. Centrifuge technology is a more advanced technology than the gaseous diffusion process currently used by USEC and Eurodif. Urenco has reported the capacity of its facilities was 5.5 million SWU at the end of calendar 2002, and has an ongoing expansion program under which it has been increasing its capacity. AREVA, Eurodif’s parent company, and Urenco have announced plans to work together in the field of centrifuge technology to replace Eurodif’s gaseous diffusion plant with Urenco centrifuge technology by 2016.

     Louisiana Energy Services, a group controlled by Urenco, submitted a license application to the NRC in December 2003 to construct a uranium enrichment plant near Eunice, New Mexico based on Urenco’s centrifuge technology. The plant is targeted for production of 1 million SWU by 2008 and 3 million SWU several years later.

     All of USEC’s current competitors are owned or controlled, in whole or in part, by foreign governments and may make business decisions influenced by political and economic policy considerations rather than exclusively commercial profit-maximizing considerations. Significant portions of the European markets are effectively closed to USEC as purchasers in these markets favor local producers as a result of government influence or political or legal considerations.

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

     Government Investigation of Imports from France, Germany, the Netherlands and the United Kingdom

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

     The DOC’s remand determination will be reviewed in 2004 by the Federal Circuit pursuant to appeals by the U.S government, USEC and other parties to the case. Given the extensive factual, legal and policy findings and analysis presented by the DOC in its remand determination, USEC believes that the DOC has substantiated its determinations with sufficient depth and clarity for the Federal Circuit to affirm the DOC on all general issues, including the scope of the antidumping law.

     A Federal Circuit ruling that the antidumping law does not apply to LEU imports under enrichment transactions could result in the exclusion of such imports from the scope of the antidumping order. Similarly, a Federal Circuit decision reversing the DOC’s determinations that the countervailing duty applies to LEU imports pursuant to enrichment contracts or that USEC is the sole domestic producer of LEU with standing to file its antidumping and countervailing duty petitions, could further limit the scope of the DOC’s determinations or lead to their dismissal. Moreover, the CIT has not yet ruled on other specific issues in the case.

     The U.S. government will continue to collect duty deposits on LEU imports from France, Germany, the Netherlands and the United Kingdom, pending final rulings in the appeals. Administrative reviews to establish the definitive duties for the 2001 and 2002 imports and the deposit rates for future imports are currently being conducted by the DOC. In January 2004, the DOC issued preliminary results in these administrative reviews, which concluded that the actual margins of dumping and subsidization in 2001 and 2002 were lower than the deposit rates imposed in the orders. These preliminary results suggest that Eurodif reduced its level of dumping and Eurodif and Urenco obtained fewer benefits from subsidization following the granting of trade relief in the DOC’s original investigations. If these preliminary margins become the final margins when the final results are issued (expected in the first half of 2004), the combined antidumping and countervailing duty cash deposit rate on 2001 and 2002 imports of LEU from France would be reduced from 32.1% to 8.37%, and the countervailing duty cash deposit rate on 2001 and 2002 imports from Germany, the Netherlands and the United Kingdom would be reduced from 2.23% to 1.4%. The antidumping and countervailing duty margins published in the final results will become the cash deposit rates for any imports thereafter.

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

     At this time, USEC does not anticipate that the Russian SA or the antidumping investigation that it suspends will be terminated. If, however, the Russian SA were terminated without the imposition of any substitute limitations on Russian imports, USEC would face substantially increased competition in the United States and market prices for SWU and LEU could be depressed, adversely impacting USEC’s revenue and results of operations. USEC’s revenue and results of operations would also be adversely affected if termination of the Russian SA resulted in the imposition of duties on imports of LEU under the Russian Contract.

Employees

     USEC had 2,674 employees at December 31, 2003, and 2,839 employees at December 31, 2002. There were 2,439 employees at the plants (1,272 at the Paducah plant engaged principally in uranium enrichment activities and 1,167 at the Portsmouth plant performing under contracts with DOE), 116 at headquarters in Bethesda, Maryland, and 119 at various locations developing the American Centrifuge technology.

     The Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”) and the Security, Police, Fire Professionals of America (“SPFPA”) represent 51% of the employees at the plants.

•	The contract with PACE Local 5-550 covers 524 employees at the Paducah plant. In June 2003, members of PACE voted to accept an eight-year contract with USEC.

•	The contract with SPFPA Local 111 covers 88 employees at the Paducah plant. In August 2002, terms of a new contract with a term until March 2, 2007, were ratified by SPFPA.

•	The contract with PACE Local 5-689 covers 551 employees at the Portsmouth plant. The contract expires May 2, 2004, and contract renewal discussions are underway.

•	The contract with SPFPA Local 66 covers 80 employees at the Portsmouth plant. In September 2002, terms of a new contract with a term until August 4, 2007, were ratified by SPFPA.

     In February 2003, PACE Local 5-550 at the Paducah plant went on strike. In June 2003 members of PACE voted to accept an eight-year contract with USEC and returned to work. The new contract includes annual pay increases of 2 to 3% and an improved pension supplement. PACE employees at the Paducah plant increased their share of health insurance costs and agreed to work-assignment flexibility designed to improve operational efficiency at the Paducah plant.

Available Information

     USEC’s internet website is www.usec.com. USEC makes available on its website, or upon request, without charge, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

     USEC’s code of business conduct provides a brief summary of the standards of conduct that are at the foundation of USEC’s business operations. The code of business conduct states that USEC conducts its business in strict compliance with all applicable laws. Each employee must read the code of business conduct and sign a form stating that he or she has read, understands and agrees to comply. A copy of the code of business conduct is available on USEC’s website, www.usec.com. USEC will disclose on the website any amendments to, or waivers from, the code of business conduct that are required to be publicly disclosed.

     USEC also makes available free of charge, on its website, or upon request, its Board of Directors Governance Guidelines and its Board committee charters.

Item 3. Legal Proceedings

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

     In February 2003, USEC received notice from SCDHEC indicating that USEC and other parties, including agencies of the U.S. Government, are PRPs under CERCLA and applicable South Carolina law. In May 2003, SCDHEC requested that USEC and other parties reimburse SCDHEC for $.4 million in costs it had incurred. The parties have agreed to a proposed settlement, and USEC has accrued its share of such costs.

     Based on EPA estimates and other data, estimated costs to remove and dispose of drums and other material and to remediate the two evaporation ponds at the site have increased to $25 to $30 million. In February 2004, USEC and certain federal agencies who have been identified as PRPs under CERCLA entered into an agreement with EPA, under which USEC is responsible for removing certain material from the site that is attributable to quantities of depleted uranium USEC had sent to the site. USEC has engaged contractors to remove and dispose of such material.

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

     It is not known what additional cleanup could be required by EPA or SCDHEC or to what extent such costs may be recoverable under CERCLA or South Carolina law from USEC or from other PRPs. Under CERCLA, EPA has the authority to order USEC or the other PRPs to clean up the Barnwell site or EPA may initiate an action in federal court for reimbursement of costs incurred in cleaning up the site. Each PRP may be held jointly and severally liable for all cleanup costs incurred by third parties, such as EPA.

     At December 31, 2003, USEC has an accrued liability of $9.0 million representing its current estimate of its share of costs to comply with the EPA settlement agreement, the proposed SCDHEC settlement, and other costs associated with the Starmet facility. Additional costs could be incurred due to a number of factors including, but not limited to, increases in costs associated with the removal and disposal of material from the Starmet site, increases in costs associated with remediation of the evaporation ponds, or a decision by EPA or SCDHEC to perform additional remediation at the site after completion of the removal and disposal activities. An allocation of costs to USEC in excess of the amounts that USEC has accrued at December 31, 2003, could have an adverse effect on USEC’s results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None

Executive Officers

     Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at December 31, 2003, follow:

	Age at
Name	December 31, 2003	Position

William H. Timbers	54	President and Chief Executive Officer

Lisa E. Gordon-Hagerty	43	Executive Vice President and Chief Operating Officer

Sydney M. Ferguson	47	Senior Vice President

Ronald F. Green	56	Senior Vice President

Timothy B. Hansen	40	Senior Vice President, General Counsel and Secretary

Philip G. Sewell	57	Senior Vice President

Robert Van Namen	42	Senior Vice President

Ellen C. Wolf	50	Senior Vice President and Chief Financial Officer

J. Morris Brown	63	Vice President, Operations

Michael T. Woo	50	Vice President, Strategic Development

W. Lance Wright	56	Vice President, Human Resources and Administration

Charles B. Yulish	67	Vice President, Corporate Communications

     William H. Timbers has been President and Chief Executive Officer since 1994.

     Lisa E. Gordon-Hagerty has been Executive Vice President and Chief Operating Officer since December 2003. Prior to joining USEC, Ms. Gordon-Hagerty was Director for The White House National Security Council Office of Combating Terrorism since July 1998 and held positions at DOE overseeing several programs including emergency management, operational emergency response and the safety of the country’s nuclear weapons program since 1992.

     Sydney M. Ferguson has been Senior Vice President since April 2002. Prior to joining USEC, Ms. Ferguson was Managing Director of Qorvis Communications Inc., an international public affairs and communications firm.

     Ronald F. Green has been Senior Vice President since April 2003. Prior to joining USEC, Mr. Green was President of two divisions of FPL Group, Inc. since 2001, and prior thereto was President and Chief Executive Officer of Duke Engineering and Services since 1999 and President of the Electric Division of Tejas Energy LLC since 1998.

     Timothy B. Hansen has been Senior Vice President, General Counsel and Secretary since August 2002, was Vice President, Deputy General Counsel and Secretary since August 2000, was Assistant General Counsel and Secretary since 1999, and was Assistant General Counsel since 1994.

     Philip G. Sewell has been Senior Vice President since August 2000, was Vice President, Corporate Development and International Trade since April 1998, and was Vice President, Corporate Development since 1993.

     Robert Van Namen was named Senior Vice President in January 2004 and was Vice President, Marketing and Sales since January 1999. Prior to joining USEC, Mr. Van Namen was Manager of Nuclear Fuel for Duke Power Company.

     Ellen C. Wolf has been Senior Vice President and Chief Financial Officer since December 2003. Prior to joining USEC, Ms. Wolf was Vice President and Chief Financial Officer of American Water Works Company, an international water company, since May 1999, and prior thereto was Vice President and Treasurer of Bell Atlantic Corporation since 1995.

     J. Morris Brown has been Vice President, Operations since November 2000, was General Manager at the Portsmouth plant since March 1998, and prior thereto was Engineering Manager at the Paducah plant.

     Michael T. Woo has been Vice President, Strategic Development since April 2001, was Director, Power Resources since October 1998, and was Manager, Strategic Financial Programs since 1994.

     W. Lance Wright has been Vice President, Human Resources and Administration since August 2003. Prior to joining USEC, Mr. Wright was Principal of Boyden Global Executive Search since January 2002, and prior thereto held director and manager positions in Human Resources at ExxonMobil Corporation since 1986.

     Charles B. Yulish has been Vice President, Corporate Communications since 1995.

PART II

Item 5. Market for Common Stock and Related Shareholder Matters

     USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.” High and low sales prices and cash dividends paid per share follow:

			Cash
			Dividends
	High	Low	Paid
2003
January to March	$6.99	$5.20	$.1375
April to June	7.69	5.27	.1375
July to September	7.50	6.40	.1375
October to December	9.00	6.43	.1375

2002
January to March	7.60	5.35	.1375
April to June	10.20	6.35	.1375
July to September	8.80	6.04	.1375
October to December	7.02	5.93	.1375

     For federal income tax purposes, USEC has determined that 73% of the dividend payment in 2003 is taxable to shareholders, and 27% represents a non-taxable return of capital to shareholders. Dividend payments in 2002 were 100% taxable to shareholders.

     There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At December 31, 2003, there were 82,554,000 shares of common stock issued and outstanding and approximately 26,000 beneficial holders of common stock. No preferred shares have been issued.

     Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plan Information” in the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 for the annual meeting of stockholders scheduled to be held on April 29, 2004.

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

Item 6. Selected Financial Data

     Selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations. Selected financial data as of and for the year ended December 31, 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, have been derived from consolidated financial statements that have been audited by independent public accountants. Selected financial data as of and for each of the fiscal years in the three-year period ended June 30, 2001, have been derived from consolidated financial statements that have been restated.

				Six-Month
	Years Ended			Periods Ended
	December 31,			December 31,		Fiscal Years Ended June 30,
	2003	2002		2002	2001	2002		2001		2000	1999
		(Unaudited)			(Unaudited)
	(millions, except per share data)
		As restated (1)
Revenue:
Separative work units	$1,125.2	$1,192.0		$658.5	$775.8	$1,309.3		$1,057.3		$1,387.8	$1,475.0
Uranium	169.1	81.4		49.3	84.8	116.9		86.6		101.6	53.6
U.S. Government contracts	166.0	123.4		69.6	48.8	102.6		35.3		34.2	38.3

Total revenue	1,460.3	1,396.8		777.4	909.4	1,528.8		1,179.2		1,523.6	1,566.9

Cost of sales:
Separative work units and uranium	1,145.0	1,189.5		675.0	806.7	1,321.2		991.7		1,255.8	1,182.0
U.S. Government contracts	150.2	115.2		66.0	51.7	100.9		38.1		34.7	39.7

Total cost of sales	1,295.2	1,304.7		741.0	858.4	1,422.1		1,029.8		1,290.5	1,221.7

Gross profit	165.1	92.1		36.4	51.0	106.7		149.4		233.1	345.2
Special charge (credit):
Consolidating plant operations	—	(6.7	)(2)	—	—	(6.7	)(2)	—		141.5 (2)	—
Suspension of development of AVLIS technology	—	—		—	—	—		—		(1.2)	34.7	(3)
Advanced technology development costs	44.8	22.9		16.0	5.7	12.6		11.4		11.4	106.4
Selling, general and administrative	69.4	54.1		27.6	24.2	50.7		48.8		48.9	40.3
Other (income) expense, net	—	—		—	—	—		—		(3.0)	(6.2)

Operating income (loss)	50.9	21.8		(7.2)	21.1	50.1		89.2		35.5	170.0
Interest expense	38.4	36.5		18.6	18.4	36.3		35.2		38.1	32.5
Interest (income)	(5.4)	(7.0)		(3.2)	(4.9)	(8.7)		(10.9)		(8.0)	(12.0)

Income (loss) before income taxes	17.9	(7.7)		(22.6)	7.6	22.5		64.9		5.4	149.5
Provision (credit) for income taxes	7.2	(4.4)		(7.9)	2.8	6.3		(13.5	)(4)	(3.5)	(2.9	)(4)

Net income (loss)	$10.7	$(3.3)		$(14.7)	$4.8	$16.2		$78.4		$8.9	$152.4

Net income (loss) per share – basic and diluted	$.13	$(.04)		$(.18)	$.06	$.20		$.97		$.10	$1.52
Dividends per share	$.55	$.55		$.275	$.275	$.55		$.55		$.825	$.825
Average number of shares outstanding	82.2	81.4		81.6	80.9	81.1		80.7		90.7	99.9

	December 31,		June 30,
	2003	2002	2002	2001	2000	1999
	(millions)
Balance Sheet Data
Cash and cash equivalents	$249.1	$171.1	$279.2	$122.5	$73.0	$86.6
Inventories:
Current	883.2	862.1	889.7	1,137.5	865.3	933.4
Long-term	266.1	390.2	415.5	420.2	436.4	574.4
Total assets	2,053.8	2,049.5	2,168.0	2,207.5	2,084.4	2,360.2
Short-term debt	—	—	—	—	50.0	50.0
Long-term debt	500.0	500.0	500.0	500.0	500.0	500.0
Other liabilities	256.0	265.0	263.2	307.6	281.1	195.0
Stockholders’ equity	886.2	914.4	949.3	972.8	947.3	1,135.4
Number of shares outstanding	82.6	81.8	81.3	80.6	82.5	99.2

(1)	USEC performs contract work for DOE and DOE contractors at the Portsmouth and Paducah plants. Beginning in 2003, billings under government contracts are reported as part of revenue, and costs are reported as part of costs and expenses. In earlier years, the net amount of income or expense under government contracts had been reported as part of other income (expense), net. The statements of income (loss) for periods prior to 2003 have been restated to conform to the current presentation. There is no effect on net income (loss) or net income (loss) per share as a result of the change.

(2)	The plan to consolidate plant operations and cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $141.5 million ($88.7 million or $.97 per share after tax) in the fiscal year ended June 30, 2000, including asset impairments of $62.8 million, severance benefits of $45.2 million, and lease turnover and other exit costs of $33.5 million.

The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in the fiscal year ended June 30, 2002, represents a change in estimate of costs for consolidating plant operations.

(3)	The suspension of development of the AVLIS enrichment technology resulted in special charges of $34.7 million ($22.7 million or $.23 per share after tax) in the fiscal year ended June 30, 1999.

(4)	The provision (credit) for income taxes includes special income tax credits of $37.3 million (or $.46 per share) in the fiscal year ended June 30, 2001, and $54.5 million (or $.54 per share) in the fiscal year ended June 30, 1999, for deferred income tax benefits that arose from the transition to taxable status. The special tax credit in fiscal 2001 represents a change in estimate resulting from a reassessment of certain deductions for which related income tax savings were not certain.

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

     Revenue from Sales of SWU and Uranium

     Revenue is derived primarily from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium. Agreements with electric utilities are generally long-term requirements contracts under which customers are obligated to purchase a specified percentage of their requirements for the SWU component of LEU. USEC also sells uranium under these requirements contracts and other contracts; sales of uranium were 12% of total revenue in 2003. Under requirements contracts, however, customers are not obligated to make purchases if they do not have any requirements. Backlog is based on customers’ estimates of their requirements and certain other assumptions including estimates of inflation rates, and such estimates are subject to change. At December 31, 2003, USEC had long-term requirements contracts aggregating $4.9 billion through 2011 (including $2.9 billion through 2006), compared with $4.1 billion at December 31, 2002.

     USEC estimates its market share of the SWU component of LEU purchased by and shipped to utilities in North America was 56% in 2003, 59% in 2002, and 69% in 2001. In the world market, USEC estimates its market share was 30% in 2003, 32% in 2002, and 34% in 2001.

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

     Revenue could be adversely affected by actions of the Nuclear Regulatory Commission (“NRC”) or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. In response to acknowledgements by a Japanese nuclear reactor operator in September 2002 of falsified examination results and unauthorized repairs at several nuclear power plants in Japan, the Ministry of Economy, Trade and Industry ordered 17 reactors temporarily shut down by April 2003 for special inspections in addition to regular maintenance. The nuclear reactor operator is implementing corrective actions and is seeking authorization from the regulator and local government authorities to return the reactors to service. Seven reactors have returned to service. USEC supplies about half of the LEU for 10 reactors that were shutdown as of December 31, 2003. USEC expects revenue in 2004 and 2005 will be reduced as a result of delays in reactor refuelings resulting from the temporary shutdowns. A continued shutdown of reactors in Japan would have an additional adverse effect on USEC’s revenue and results of operations.

     USEC’s financial performance over time can be significantly affected by changes in prices for SWU. The average SWU price billed to customers has trended down in recent years and declined in 2003, but is expected to begin to level off in 2004. Sales volumes and average price levels may be affected by a number of factors, including success in achieving sales targets and realization of average prices and estimates of inflation in contract price provisions. Shortfalls in volume or price could adversely affect revenue and results of operations.

     The base-year market price for SWU under new long-term contracts, as published by TradeTech in Nuclear Market Review, was $105 per SWU on December 31, 2003, the same as on December 31, 2002. The SWU price increased 3% in 2002 following an increase of 20% in 2001. USEC has been signing new contracts at higher market prices, and over time sales under these new contracts are expected to begin to increase the average price billed to customers.

     The long-term market price for uranium hexafluoride, as published by TradeTech, was $46.50 per kilogram on December 31, 2003, an increase of 40% compared with $33.29 on December 31, 2002. The long-term uranium price increased 2% in 2002 following an increase of 19% in 2001. A substantial portion of USEC’s uranium inventory has been committed under long-term sales contracts with utility customers. The positive impact of the higher market prices for uranium will be limited to sales under new contracts and to sales under contracts with prices based on market prices at the time of delivery. As a result of fixed-price contracts signed in earlier years, USEC expects the increase in its average uranium price billed to customers will be limited to about 8% in 2004, following an increase of 5% in 2003.

     Future SWU market prices will be impacted by the long-term results of the U.S. Government’s international trade actions, trade policies in overseas’ markets, fundamental supply and demand shifts, the availability of secondary supplies, and actions of European competitors. Increased competition among enriched uranium suppliers for new sales commitments could cause prices to trend lower. Business decisions by utilities that take into account economic factors, such as the price and availability of alternate fossil fuels, consolidation within the electric power industry, the need for generating capacity and the cost of maintenance, could result in suspended operations or early shutdowns of some reactors.

     Contracts with customers are denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, USEC may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of the primary competitors are denominated in the major European currencies.

     Revenue from U.S. Government Contracts

     USEC performs contract work for the Department of Energy (“DOE”) and DOE contractors at the Portsmouth and Paducah plants. Beginning in 2003, billings under government contracts are reported as part of revenue, and costs are reported as part of costs and expenses. In earlier years, the net amount of income or expense under government contracts had been reported as part of other income (expense) net. The statements of income (loss) for periods prior to 2003 have been restated to conform to the current presentation. Revenue and costs of sales increased, and other income (expense), net was adjusted by the net amount. There is no effect on net income (loss) or net income (loss) per share as a result of the change.

     Revenue from government contracts includes billings for costs incurred by USEC for these activities plus applicable fees. Allowable costs are based on government cost accounting standards and include direct costs as well as allocations of indirect plant and corporate overhead costs. Government contracts include cold standby and uranium deposit removal at the Portsmouth plant. DOE exercised its option to extend the cold standby contract through March 2004, and USEC and DOE are negotiating contract terms for this extension and further extensions. Continuation of the cold standby contract is subject to DOE funding and Congressional appropriations.

     Cost of Sales

     Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold during the period and is determined by a combination of inventory levels and costs, production costs, and purchase costs under the Russian Contract. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method coupled with USEC’s inventories of SWU and uranium, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over future periods.

     Purchase Costs under Russian Contract

     USEC is the Executive Agent of the U.S. Government under a government-to-government agreement (“Russian Contract”) to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

     In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining term of the Russian Contract through 2013. An amendment to the Russian Contract created a market-based mechanism to determine prices beginning in 2003 and continuing through 2013. In consideration for this stable and economic structure for the future, USEC agreed to extend the calendar year 2001 price of $90.42 per SWU through 2002. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index is used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that, after the end of 2007, USEC and the Russian Executive Agent may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract through December 31, 2003, USEC has purchased the SWU component of LEU at an aggregate cost of $3,188 million.

     Under the amended contract, USEC agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013, including such amount in calendar year 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. USEC expects purchases under the Russian Contract will approximate 49% of its supply mix in 2004, compared with 47% in 2003. A significant delay in deliveries of LEU from Russia would have an adverse effect on USEC’s results of operations.

     Under the terms of a 1997 memorandum of agreement between USEC and the U.S. Government, USEC can be terminated, or resign, as the U.S. Executive Agent, or one or more additional executive agents may be named. Any new executive agent could represent a significant new competitor that could adversely affect USEC’s results of operations.

     Production Costs

     The gaseous diffusion process uses significant amounts of electric power to enrich uranium, and, in 2003, the power load at the Paducah plant averaged 1,409 megawatts. Costs for electric power represented 61% of production costs at the Paducah plant in 2003. USEC reduces LEU production and the related power load in the summer months when power availability is low and power costs are high. USEC purchased 78% of the electric power for the Paducah plant in 2003 at fixed prices primarily under a power purchase agreement with Tennessee Valley Authority (“TVA”). Capacity under the TVA agreement ranges from 300 megawatts in the summer months to 1,650 megawatts in the non-summer months, and prices are fixed through May 2006. Subject to prior notice and under certain circumstances, TVA may interrupt power to the Paducah plant, except for a minimum load of 300 megawatts that can only be interrupted under limited circumstances.

     In addition, USEC purchases the remaining portion of the electric power for the Paducah plant at market-based prices from TVA and under a power purchase contract between DOE and Electric Energy, Inc. (“EEI”). DOE transferred the benefits of the EEI power purchase contract to USEC. Market prices for electric power vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather. In 2003, USEC’s purchases of market-priced power totaled $71 million.

     USEC stores depleted uranium at the plants and accrues estimated costs for the future disposition of depleted uranium. The long-term liability is dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. Under the DOE-USEC Agreement signed in June 2002 (“DOE-USEC Agreement”), DOE is taking title to depleted uranium generated by USEC at the Paducah plant over a four-year period up to a maximum of 23.3 million kilograms of uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium.

     Replacing Out-of-Specification Natural Uranium Inventory

     Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization in 1998 and in the process of being remediated, reported in note 5 to the consolidated financial statements.

     Environmental Matters

     Reference is made to information regarding environmental matters involving Starmet CMI, the U.S. Environmental Protection Agency, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in note 11 to the consolidated financial statements.

     Advanced Technology Development Costs

     USEC is in the process of demonstrating, and, before the end of the decade, expects to construct and operate a facility using the American Centrifuge technology. USEC has not changed its total spending estimate of $150 million for the American Centrifuge demonstration, but expects to spend that amount in less than the five years originally projected in June 2002.

     Engineering, manufacturing and testing of major components continues at centrifuge test facilities in Oak Ridge, Tennessee, and the first five project milestones have been achieved on or ahead of schedule. In February 2003, USEC submitted a license application to the NRC for the lead cascade of centrifuge machines in the American Centrifuge Demonstration Facility in Piketon, Ohio. In September 2003, USEC manufactured the first centrifuge rotor tube, more than two months ahead of the November 2003 milestone date. The rotor tube is a long, fast-spinning component of a centrifuge machine, whose performance is critical to the economics of centrifuge technology. Constructed of lightweight, high-strength material, the rotor tubes will be subjected to extensive functional tests prior to finalizing the American Centrifuge design. In February 2004, USEC entered into an agreement with DOE to temporarily lease portions of the Gas Centrifuge Enrichment Plant buildings in Piketon, Ohio that will be used in the demonstration of the American Centrifuge technology, and the NRC issued a license that authorizes USEC to construct and operate a lead cascade in the American Centrifuge Demonstration Facility. The lead cascade demonstration facility in Piketon, Ohio is expected to begin operation in 2005 and will yield cost, schedule and performance data before USEC begins construction of the American Centrifuge uranium enrichment plant in 2007. In January 2004, USEC selected Piketon, Ohio as the site for the American Centrifuge uranium enrichment plant. The plant is expected to cost up to $1.5 billion, employ up to 500 people, and reach an initial annual production level of 3.5 million SWU by 2010. USEC plans to submit the plant NRC license application in August 2004, ahead of the schedule in the DOE-USEC Agreement.

Critical Accounting Estimates

     The summary of significant accounting policies and the other notes to the consolidated financial statements provide a description of relevant information regarding USEC’s significant and critical accounting estimates with respect to the following:

•	pension and postretirement health and life benefit costs and obligations,

•	revenue recognition, including deferred revenue and advances from customers,

•	inventories of uranium and SWU and inventory costing methods, classifications and valuations,

•	costs for the future disposition of depleted uranium, and

•	deferred income taxes and related valuation allowance.

     USEC provides retirement benefits under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Changes in actuarial assumptions impact benefit obligations and benefit costs, as follows:

•	The expected return on plan assets was 9.0% for 2003 and is 8.5% for 2004. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. Pension plan assets amounted to $611.1 million at December 31, 2003, and projected pension benefit obligations were 101% funded. Postretirement health and life benefit obligations, typically funded on a pay-as you go basis, were 24% funded. A 0.5% change in the expected return on plan assets would change pension costs by $3.0 million and postretirement health and life costs by $.3 million.

•	A discount rate of 6.0% was used at December 31, 2003, to calculate the net present value of benefit obligations. The rate is determined based on the investment yield of high quality corporate bonds. A 0.5% decrease in the discount rate would increase the valuation of pension benefit obligations by $36.0 million and the postretirement health and life benefit obligations by $17.0 million, and the change in the valuations would increase pension costs by $3.5 million and postretirement health and life costs by $2.0 million.

•	The healthcare costs trend rates are 10.0% in 2004 reducing to 5% in 2009. A 1% increase in the healthcare cost trend rates would increase postretirement health benefit obligations by $34.0 million and costs by $3.2 million.

     Revenue includes estimates and judgments relating to the recognition of deferred revenue and price adjustments under contracts with customers that involve pricing based on inflation rates and customers’ nuclear fuel requirements. SWU and uranium inventories include estimates and judgments for production quantities and costs and the replacement or remediation of out-of-specification uranium by DOE. Production costs include estimates of future costs for the storage, transportation and disposition of depleted uranium, the treatment and disposal of hazardous, low-level radioactive and mixed wastes, and plant lease turnover costs. Income taxes include estimates and judgments for the tax bases of assets and liabilities and the future recoverability of deferred tax assets. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

Government Investigation of Imports from France, Germany, the Netherlands and the United Kingdom

     In 2003 and in January 2004, there were a number of developments related to the U.S. Department of Commerce’s (“DOC”) antidumping and countervailing duty orders imposed in February 2002 on imports of LEU from France, Germany, the Netherlands and the United Kingdom. LEU is produced in France by Eurodif, a company controlled by COGEMA, and is produced in Germany, the Netherlands and the United Kingdom by Urenco.

     In March 2003, the U.S. Court of International Trade (“CIT”) remanded the DOC’s determinations on certain general issues back to the DOC for reconsideration, indicating that the DOC had failed to adequately explain the rationale for the DOC’s resolution of those issues. In June 2003, the DOC reaffirmed and elaborated on its determinations, again concluding that USEC is the sole domestic producer of LEU and that all imports of LEU are subject to antidumping and countervailing duty laws. In September 2003, the CIT affirmed the DOC’s conclusions that USEC is the sole domestic producer of LEU, with standing to file its antidumping and countervailing duty petitions, and that imports of LEU pursuant to enrichment contracts are subject to U.S. countervailing duty law. However, the CIT reversed the DOC’s decision that enrichment transactions are subject to the antidumping law.

     The DOC’s remand determination on these general issues will be reviewed in 2004 by the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) pursuant to appeals by the U.S government, USEC and other parties to the case. Given the extensive factual, legal and policy findings and analysis presented by the DOC in its remand determination, USEC believes that the DOC has substantiated its determinations with sufficient depth and clarity for the Federal Circuit to affirm the DOC on all general issues, including the scope of the antidumping law.

     A Federal Circuit ruling that the antidumping law does not apply to LEU imports under enrichment transactions could result in the exclusion of such imports from the scope of the antidumping order. Similarly, a Federal Circuit decision reversing the DOC’s determinations that the countervailing duty applies to LEU imports pursuant to enrichment contracts or that USEC is the sole domestic producer of LEU with standing to file its antidumping and countervailing duty petitions, could further limit the scope of the DOC’s determinations or lead to their dismissal. Moreover, the CIT has not yet ruled on other specific issues in the case.

     The U.S. government will continue to collect duty deposits on LEU imports from France, Germany, the Netherlands and the United Kingdom, pending final rulings in the appeals. In January 2004, the DOC issued preliminary results in its administrative reviews of the antidumping and countervailing duty orders, which concluded that the actual margins of dumping and subsidization in 2001 and 2002 were lower than the deposit rates imposed in the orders. These preliminary results suggest that Eurodif reduced its level of dumping and Eurodif and Urenco obtained fewer benefits from subsidization following the granting of trade relief in the DOC’s original investigations. If these preliminary margins become the final margins when the final results are issued (expected in the first half of 2004), the combined antidumping and countervailing duty cash deposit rate on 2001 and 2002 imports of LEU from France would be reduced from 32.1% to 8.37%, and the countervailing duty cash deposit rate on 2001 and 2002 imports from Germany, the Netherlands and the United Kingdom would be reduced from 2.23% to 1.4%. The antidumping and countervailing duty margins published in the final results will become the cash deposit rates for any imports thereafter.

Results of Operations

     The following table sets forth certain items as a percentage of revenue:

			Six-Month		Fiscal Years
	Years Ended		Periods Ended		Ended
	December 31,		December 31,		June 30,
	2003	2002	2002	2001	2002	2001
Revenue	100%	100%	100%	100%	100%	100%
Cost of sales	89	93	95	94	93	87

Gross profit	11	7	5	6	7	13
Advanced technology development costs	3	2	2	1	1	1
Selling, general and administrative	5	4	4	3	3	4

Operating income (loss)	3%	1%	(1)%	2%	3%	8%

Results of Operations –Years Ended December 31, 2003 and 2002

     Revenue

     Revenue from sales of the SWU component of LEU amounted to $1,125.2 million in 2003, a reduction of $66.8 million (or 6%) from $1,192.0 million in 2002. The volume of SWU sold was 4% lower and the average price per SWU billed to customers was 1.6% lower in 2003 as a result of lower-priced contracts signed in earlier years. The reductions in volume were due to lower contractual commitments from customers and the timing and movement of customer orders.

     Revenue from sales of uranium was $169.1 million in 2003, an increase of $87.7 million (or 108%) from $81.4 million in 2002. The increase reflects higher volume and higher prices. The volume of uranium sold increased substantially and included sales of $71.0 million using uranium purchased from third-party suppliers and uranium generated from underfeeding the enrichment process. USEC sells uranium from its inventory and supplements its supply of uranium by underfeeding the production process at the Paducah plant and by purchasing uranium from suppliers. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, USEC varies its production process to underfeed uranium based on the relative economics of the cost of electric power versus the cost of uranium. Underfeeding increases the inventory of uranium that can be sold.

     Revenue from government contracts was $166.0 million in 2003, an increase of $42.6 million (or 35%) from $123.4 million in 2002. USEC operated facilities to process out-of-specification uranium under a contract with DOE for the full year in 2003, compared with a three-month period in 2002. In addition, USEC earned a fee on the cold standby and uranium deposit removal contract in 2003 for work performed for DOE since July 2001.

     Cost of Sales

     Cost of sales for SWU and uranium amounted to $1,145.0 million in 2003, a reduction of $44.5 million (or 4%) from $1,189.5 million in 2002. The volume of SWU sold was 4% lower compared with 2002. Cost of sales per SWU improved by 6% as a result of purchases of SWU under the Russian Contract based on market-based pricing terms effective in 2003 and lower production costs and higher production efficiency at the Paducah plant.

     Cost of sales for U.S. Government contracts amounted to $150.2 million in 2003, an increase of $35.0 million (or 30%) from $115.2 million in 2002. USEC operated facilities to process out-of-specification uranium under a contract with DOE for the full year in 2003, compared with a three-month period in 2002.

     Purchase Costs under Russian Contract

     USEC is the Executive Agent of the U.S. Government under the Russian Contract to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. Purchases of SWU under the Russian Contract amounted to $443.6 million in 2003 and $499.5 million in 2002 (representing 47% of the combined produced and purchased supply mix in both years).

     Production Costs

     Production costs at the Paducah plant were lower in 2003 compared with 2002. Costs for electric power and labor were lower in 2003, but employee benefit costs were higher. Employee benefit costs increased in 2003 reflecting higher costs for pension and postretirement health benefit plans. Unit production costs improved 4% in 2003 reflecting more efficient operations and lower production costs. Power costs represented 61% of production costs, about the same as in 2002.

     Labor costs were lower in 2003 compared with 2002 reflecting the effect of a five-month strike by union employees at the Paducah plant and workforce reductions at the Paducah plant involving 220 employees completed in 2003. In February 2003, members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union Local 5-550 (“PACE”), representing 635 employees (about half of the workforce at the Paducah plant) went on strike. In June 2003, members of PACE voted to accept an eight-year contract with USEC and returned to work. As a result of workforce reductions, PACE represented 524 workers or 41% of the workforce at the Paducah plant at December 31, 2003.

     Gross Profit

     Gross profit amounted to $165.1 million in 2003, an increase of $73.0 million (or 79%) from $92.1 million in 2002. Gross margin was 11% in 2003, compared with 7% in 2002. The improvement resulted from lower costs for SWU purchased under the Russian Contract and lower production costs and higher production efficiency at the Paducah plant.

     Gross profit in 2003 includes $11.8 million resulting from USEC and DOE finalizing the cold standby and uranium deposit removal contract in September 2003 for work performed at the

Portsmouth plant from July 2001 to December 2003. USEC earned a fee on the contract along with a pension cost adjustment. The pension adjustment results from differences between pension costs calculated and funded in accordance with government cost accounting standards and pension costs determined in accordance with generally accepted accounting principles.

     Special Charge (Credit) in 2002 for Consolidating Plant Operations

     USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) in 2002 representing a change in estimate of costs for consolidating plant operations. The special credit included a cost reduction of $19.3 million for workforce reductions, primarily reflecting recovery from DOE of its pro rata share of severance benefits, and a cost reduction of $3.8 million for other exit costs. In June 2001, DOE authorized funding for the cold standby contract at the Portsmouth plant. As a result of DOE’s program, the number of workforce reductions at the Portsmouth plant announced in June 2000 was reduced. The cost reductions were partly offset by charges of $16.4 million for asset impairments relating to transfer and shipping facilities at the Portsmouth plant. In February 2002, USEC announced plans to consolidate the transfer and shipping operations at the Paducah plant and costs for the related workforce reductions were accrued. The consolidation was completed in 2002.

     Advanced Technology Development Costs

     Advanced technology development costs amounted to $44.8 million in 2003, an increase of $21.9 million (or 96%) from $22.9 million in 2002. Costs for centrifuge development activities increased following the DOE-USEC Agreement signed in June 2002. In July 2003, USEC announced that it had accelerated the schedule to construct and operate the commercial centrifuge plant by one year. Total estimated costs for American Centrifuge demonstration activities remain at $150 million, of which $48.0 million had been incurred as of December 31, 2003.

     Selling, General and Administrative

     Selling, general and administrative expenses amounted to $69.4 million in 2003, an increase of $15.3 million (or 28%) from $54.1 million in 2002. Compensation expense increased $8.1 million, legal and consulting fees increased $2.9 million, insurance increased $2.3 million, and franchise taxes increased $1.7 million. The increase in compensation expense reflects costs for supplemental executive retirement benefits resulting from the early retirement of two executive officers. Legal and consulting expenses reflect an increased level of effort related to USEC’s strategic initiatives. The increase in insurance expense reflects higher premiums for credit insurance and for directors and officers’ liability insurance.

     Operating Income

     Operating income amounted to $50.9 million in 2003, an increase of $29.1 million (or 133%) from $21.8 million in 2002. The increase reflects the increase in gross profit, partly offset by accelerated centrifuge development costs and higher selling, general and administration expenses. Operating income in 2002 included a special credit of $6.7 million from a change in estimate of costs for consolidating plant operations.

     Interest Expense and Interest Income

     Interest expense amounted to $38.4 million in 2003, compared with $36.5 million in 2002. The date to settle the OVEC termination obligation was extended, and interest expense was accrued on the obligation in 2003.

     Interest income amounted to $5.4 million in 2003 compared with $7.0 million in 2002. USEC ships LEU to nuclear fuel fabricators in advance of customer orders and earns interest income on the inventory balances maintained at the fabricators. Advance shipments were lower in 2003.

     Provision (Credit) for Income Taxes

     The provision for income taxes amounted to $7.2 million in 2003 and reflects an effective income tax rate of 40% applied to pretax income, compared with a credit for income taxes of $4.4 million resulting from a pretax loss and an effective tax rate of 57% in 2002. The effective tax rate of 57% applied to the pretax loss in 2002 reflects the benefit of export tax incentives. The tax benefit from export tax incentives was lower in 2003.

     Net Income (Loss)

     Net income amounted to $10.7 million (or $.13 per share) in 2003, compared with a net loss of $3.3 million (or $.04 per share) in 2002. The increase reflects the increase in gross profit, partly offset by accelerated centrifuge development costs and higher selling, general and administration expenses. The net loss in 2002 had included a special credit of $4.2 million (or $.05 per share) after tax from a change in estimate of costs for consolidating plant operations.

2004 Outlook

     USEC expects revenue to be approximately $1.4 billion in 2004, with about half of such revenue coming in the fourth quarter due to timing of customer orders. SWU revenue will be impacted by sales lost to a major Japanese customer with 10 power reactors temporarily shut down for special inspections. Revenue includes expected uranium sales of about $170 million, of which $70 million will be provided by third-party uranium suppliers and from underfeeding uranium in the production process. Revenue from government contracts is not expected to change significantly from 2003.

     In 2004, USEC expects to invest approximately $70 million in the American Centrifuge technology. Of this amount, $50 million relating to development work will be expensed, which has the effect of reducing USEC’s net income by about $30 million. Approximately $20 million relating to the commercial centrifuge plant is expected to be capitalized in 2004.

     Given the substantial investment in the American Centrifuge technology, USEC expects net income to be in a range of $6 to $8 million in 2004. USEC expects the gross profit margin to be 11%, about the same as in 2003.

     USEC expects that cash flow from operating activities in 2004 will be in a range of negative $110 to $130 million and that capital expenditures, including costs relating to the American Centrifuge uranium enrichment plant, will be in a range of $30 to $35 million. USEC anticipates ending 2004 with a cash balance in the range of $40 to $60 million, and that net cash flow from operating activities will return to positive levels in 2005. USEC has no short-term debt, and the debt to total capitalization ratio is 36% percent.

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

     Revenue from government contracts was $69.6 million in the six-month period ended December 31, 2002, an increase of $20.8 million (or 43%) from $48.8 million in the corresponding period of 2001. The increase reflects billings to DOE for the processing of out-of-specification uranium beginning in September 2002.

     Cost of Sales

     Cost of sales for SWU and uranium amounted to $675.0 million in the six-month period ended December 31, 2002, a reduction of $131.7 million (or 16%) from $806.7 million in the corresponding period of calendar 2001. The reduction primarily reflects the lower volumes of SWU and uranium sold. Cost of sales benefited from lower production costs for depleted uranium disposition resulting from the DOE-USEC Agreement signed in June 2002. Cost of sales in the six-month period ended December 31, 2002, was increased by costs accrued for the environmental cleanup of a depleted uranium disposal facility owned by Starmet CMI, a bankrupt contractor.

     Cost of sales for U.S. Government contracts amounted to $66.0 million in the six-month period ended December 31, 2002, an increase of $14.3 million (or 28%) from $51.7 million in the corresponding period of calendar 2001. The increase reflects costs incurred processing out-of-specification uranium under contract with DOE.

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

     Production Costs

     Production costs increased in the six-month period ended December 31, 2002, compared with the corresponding period in calendar 2001. USEC substantially increased production over the low level in the 2001 period. Unit production costs improved 13% reflecting more efficient operations and a more rapid return to full production following the summer of 2002. Electric power costs amounted to $164.8 million in the six-month period ended December 31, 2002, an increase of $42.6 million (or 35%) from $122.2 million in the corresponding period of calendar 2001. Power costs represented 60% of production costs, compared with 53% in the corresponding period of calendar 2001. Higher production costs were offset in part by lower costs for depleted uranium disposition. Under the DOE-USEC Agreement, DOE takes title for depleted uranium generated by USEC at the Paducah plant over a four-year period.

     Gross Profit

     Gross profit amounted to $36.4 million in the six-month period ended December 31, 2002, a reduction of $14.6 million (or 29%) from $51.0 million in the corresponding period of calendar 2001. The average SWU price billed to customers declined 1.5%, and SWU and uranium sales volumes were lower. Gross margin was 5%, compared with 6% in the corresponding period of calendar 2001.

     Advanced Technology Development Costs

     Advanced technology development costs amounted to $16.0 million in the six-month period ended December 31, 2002, compared with $5.7 million in the corresponding period of calendar 2001. American Centrifuge development activities accelerated following the DOE-USEC Agreement signed in June 2002.

     Selling, General and Administrative

     Selling, general and administrative expenses amounted to $27.6 million in the six-month period ended December 31, 2002, an increase of $3.4 million (or 14%) from $24.2 million in the corresponding period of calendar 2001. Higher expenses were incurred for compensation, recruiting, relocation, and insurance. Compensation expense increased $2.5 million, recruiting and relocation expense increased $.6 million, and insurance expense increased $.4 million. The increase in compensation reflects higher bonus awards and higher gross-up compensation from employee and executive relocations. A portion of the increase in the bonus resulted from the change in the bonus program to coincide with the change in fiscal year end from June 30 to December 31.

     Operating Income (Loss)

     The operating loss amounted to $7.2 million in the six-month period ended December 31, 2002, compared with operating income of $21.1 million in the corresponding period of calendar 2001. The reduction primarily reflects lower gross profit and higher costs for centrifuge development.

     Interest Expense and Interest Income

     Interest expense amounted to $18.6 million in the six-month period ended December 31, 2002, about the same as in the corresponding period of calendar 2001. Interest income amounted to $3.2 million in the six-month period ended December 31, 2002, compared with $4.9 million in the corresponding period of calendar 2001.

     Provision (Credit) for Income Taxes

     The provision (credit) for income taxes in the six-month period ended December 31, 2002, reflects an effective income tax rate of 35% applied to a pretax loss, compared with 37% applied to pretax income in the corresponding period of calendar 2001. The tax credit for the six-month period ended December 31, 2002, was reduced as a result of nondeductible expenses, principally lobbying.

     Net Income (Loss)

     There was a net loss of $14.7 million (or $.18 per share) in the six-month period ended December 31, 2002, compared with net income of $4.8 million (or $.06 per share) in the corresponding period of calendar 2001. The reduction primarily reflects lower gross profit and higher costs for centrifuge development.

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

     Revenue from sales of uranium was $116.9 million in fiscal 2002, an increase of $30.3 million (or 35%) from $86.6 million in fiscal 2001. The volume of uranium sold increased 27% and the average price improved 7%.

     Revenue from government contracts was $102.6 million in fiscal 2002, an increase of $67.3 million (or 191%) from $35.3 million in fiscal 2001. The increase reflects contract work billed to DOE under the cold standby and uranium deposit removal contract for the full fiscal year 2002. Cold standby contract work began July 2001.

     Cost of Sales

     Cost of sales for SWU and uranium amounted to $1,321.2 million in fiscal 2002, an increase of $392.5 million (or 33%) from $991.7 million in fiscal 2001. The increase reflects the 27% increases in the volumes of both SWU and uranium sold, lower purchases of the SWU component of LEU under the Russian Contract, and high unit production costs. Purchases under the Russian Contract were 16% lower in fiscal 2002, compared with fiscal 2001, as a result of the delay in the approval by the U.S. Government of the contract amendment with new market-based pricing terms. In addition, production costs benefited from lower costs for depleted uranium disposition resulting from the DOE-USEC Agreement. Cost of sales in fiscal 2001 had benefited from the monetization of excess power at the Portsmouth plant in the summer of 2000. USEC did not take delivery of a substantial portion of the electric power intended for the Portsmouth plant that USEC was under contract to purchase, and in exchange OVEC reduced its billings to USEC by $44.0 million for the power that USEC did take. USEC ceased uranium enrichment operations at the Portsmouth plant in May 2001.

     Purchases of the SWU component of LEU from the Russian Federation represented 50% of the combined produced and purchased supply mix in fiscal 2002, compared with 52% in fiscal 2001.

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

     Cost of sales for U.S. Government contracts amounted to $100.9 million in fiscal 2002, an increase of $62.8 million (or 165%) from $38.1 million in fiscal 2001. The increase reflects costs incurred under the cold standby and uranium deposit removal contract with DOE for the full fiscal year 2002. Cold standby contract work began July 2001.

     Gross Profit

     Gross profit amounted to $106.7 million in fiscal 2002, a reduction of $42.7 million (or 29%) from $149.4 million in fiscal 2001. Gross margin was 7%, compared with 13% in fiscal 2001. Despite significantly higher revenue, margins declined due to lower purchases under the Russian Contract, high unit production costs, and the 3% decline in average SWU prices billed to customers.

     Special Charges (Credit) for Consolidating Plant Operations

     USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) in fiscal 2002 representing a change in estimate of costs for consolidating plant operations.

     Selling, General and Administrative

     Selling, general and administrative expenses amounted to $50.7 million in fiscal 2002, an increase of $1.9 million (or 4%) from $48.8 million in fiscal 2001. Lower costs from workforce reductions at the headquarters’ office were offset by higher costs for outside legal counsel and other consultants providing services for the Russian Contract amendment approved in June 2002, the DOE-USEC Agreement signed in June 2002, and international trade actions.

     Operating Income

     Operating income amounted to $50.1 million in fiscal 2002, a reduction of $39.1 million (or 44%) from $89.2 million in fiscal 2001. The reduction reflects lower gross profit, partly offset by the special credit for consolidating plant operations.

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

Liquidity and Capital Resources

     Contractual Commitments

     USEC had contractual commitments at December 31, 2003, estimated as follows (in millions):

	2004	2005	2006	2007	2008	2009	Thereafter	Total
Financing:
Long-term debt (1)	—	—	$350.0	—	—	$150.0	—	$500.0

Production:
Power purchase commitments:
Paducah plant (2)	$278.5	$256.0	145.5	—	—	—	—	680.0
OVEC termination obligation	33.2	—	—	—	—	—	—	33.2
Downblending highly enriched uranium from DOE	31.4	28.3	15.0	—	—	—	—	74.7
Purchase commitments (3)	27.4	3.3	—	—	—	—	—	30.7
Operating leases	6.0	5.7	4.8	$4.8	$4.4	—	—	25.7
Other long-term liabilities(4)	9.0	—	—	—	—	—	$180.0	189.0

	385.5	293.3	165.3	4.8	4.4	—	180.0	1,033.3

Purchase for Resale:
Commitments to purchase SWU under Russian Contract(5)	437.7	437.7	437.7	437.7	437.7	437.7	1,750.8	4,377.0
Commitments to purchase uranium (6)	26.6	24.3	26.8	25.8	27.1	—	—	130.6

	464.3	462.0	464.5	463.5	464.8	437.7	1,750.8	4,507.6

	$849.8	$755.3	$979.8	$468.3	$469.2	$587.7	$1,930.8	$6,040.9

(1)	6.625% senior notes amounting to $350.0 million are due January 2006, and 6.750% senior notes amounting to $150.0 million are due January 2009.

(2)	USEC purchases about 78% of the electric power for the Paducah plant pursuant to a power purchase agreement with TVA. Capacity and prices are fixed through May 2006.

(3)	Purchase commitments are enforceable and legally binding and consist of purchase orders or contracts issued to vendors and suppliers to procure materials and services, such as the treatment and disposal of contaminated waste, centrifuge research, development and engineering, uranium cylinders, valves and overpacks, and transportation of uranium cylinders.

(4)	Other long-term liabilities reported on the balance sheet include postretirement health and life benefit obligations.

(5)	Under the amendment to the Russian Contract approved by the U.S. and Russian governments in June 2002, USEC agreed to continue to purchase 5.5 million SWU each year for the remaining term of the Russian Contract through 2013, including such amount in calendar 2013 as may be required to ensure that over the life of the Russian Contract USEC purchases SWU contained in 500 metric tons of highly enriched uranium. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium.

The amendment to the Russian Contract created a market-based mechanism to determine prices beginning in 2003 and continuing through 2013. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index is used to minimize the disruptive effect of any short-term market price swings.

The Russian Contract also provides that, after the end of calendar year 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract to December 31, 2003, USEC had purchased the SWU component at an aggregate cost of $3,188 million. Amounts reported in the table above as commitments at December 31, 2003, reflect the remaining portion of the minimum amount payable under the Russian Contract pro rated over the periods. Actual amounts will be based on the multi-year index and will change based on changes in market prices.

(6)	USEC sells uranium from its inventory and supplements its supply by purchasing uranium from suppliers.

     Off-Balance Sheet Arrangements

     There were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2003.

     Liquidity and Cash Flows

     Cash and cash equivalents amounted to $249.1 million at December 31, 2003, an increase of $78.0 million from $171.1 million at December 31, 2002. The increase primarily resulted from the liquidation of inventories and the 79% increase in gross margin.

     Net cash flow from operating activities amounted to $144.9 million in 2003, compared with $201.0 million in 2002. Cash flow reflects a net inventory reduction or liquidation of $117.7 million in 2003 and $71.9 million in 2002. Sales of uranium from inventories transferred to USEC prior to the privatization in 1998 contribute to cash flow. Uranium sales were $169.1 million in 2003 (including $71.0 million using uranium purchased from third-party suppliers and generated from underfeeding) and $81.4 million in 2002. Cash flow in 2003 was reduced by accelerated centrifuge development spending and higher selling, general and administrative expenses.

     Cash flow of $201.0 million in 2002 also benefited from a reduction of $118.1 million in accounts receivable. Collections from customers were high following a substantial increase in trade receivables at December 31, 2001, from record revenue in the last quarter of 2001. The variability of quarterly revenue, customer receivables, and cash flow reflects the timing and movement of customer orders.

     Net cash outflow from operating activities amounted to $69.5 million in the six-month period ended December 31, 2002, compared with a net cash outflow of $8.1 million in the corresponding period of calendar 2001. A substantial reduction in inventories, primarily the liquidation of SWU inventories, had contributed to cash flow in the 2001 period. The timing of cash payments under the Russian Contract, the timing of collections of trade receivables, and lower operating results reduced cash flow in the six-month period ended December 31, 2002. In addition, deliveries against advances from customers resulted in non-cash revenue.

     Net cash flow from operating activities amounted to $262.4 million in fiscal 2002, compared with $207.6 million in fiscal 2001. Cash flow in fiscal 2002 benefited from the substantial reduction in inventories, partly offset by a reduction in deferred revenue and advances from customers. Lower net income and cash payments for consolidating plant operations and income taxes reduced cash flow in fiscal 2002.

     Capital expenditures amounted to $24.9 million in 2003, compared with $40.2 million in 2002. Capital expenditures in 2003 included costs for additional security measures and replacement equipment at the plants and, in 2002, included costs to complete upgrades of the transfer and shipping facilities at the Paducah plant.

     Compliance with NRC regulations requires that USEC provide financial assurances regarding the cost of the eventual disposition of depleted uranium for which USEC retains disposal responsibility. An insurance deposit of $21.4 million was paid in the six-month period ended December 31, 2001, in connection with the issuance of a surety bond for the eventual disposition of depleted uranium.

     Dividends paid to stockholders amounted to $45.2 million (or a quarterly rate of $.1375 per share) in 2003, about the same as in 2002. Beginning in December 2002, cash dividends are charged against excess of capital over par value in the stockholders’ equity section.

     Capital Structure and Financial Resources

     In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     There were no short-term borrowings at December 31, 2003 or 2002.

     In September 2002, United States Enrichment Corporation, a wholly owned subsidiary of USEC, entered into a new three-year syndicated revolving credit facility. The facility provides up to $150 million in revolving credit commitments (including up to $50 million in letters of credit) and is secured by certain assets of the subsidiary and, subject to certain conditions, certain assets of USEC. Borrowings under the new facility are subject to limitations based on percentages of eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC. Deferred financing costs for the revolving credit facility amounted to $4.7 million in 2002 and are being amortized to interest expense over the three-year term of the facility.

     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JP Morgan Chase Bank prime rate or the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At December 31, 2003, USEC was in compliance with the covenants under the revolving credit facility.

     The total debt-to-capitalization ratio was 36% at December 31, 2003, 35% at December 31, 2002, and 34% at June 30, 2002. In June 2003, Standard & Poor’s revised the outlook on USEC from negative to stable and affirmed the BB- rating of USEC’s senior notes ($500 million), the BB corporate credit rating, and the BBB- rating for the revolving credit facility. In November 2003, Moody’s affirmed its negative outlook, Ba2 rating for senior notes, and Ba1 senior implied rating.

     A summary of working capital follows (in millions):

	December 31,	December 31,	June 30,
	2003	2002	2002
Cash and cash equivalents	$249.1	$171.1	$279.2
Accounts receivable	254.5	225.4	185.1
Inventories, net	838.2	862.1	889.7
Accounts payable and other assets, net	(326.7)	(341.0)	(428.8)

Working capital	$1,015.1	$917.6	$925.2

     USEC expects that its cash, internally generated funds from operations, and available financing under the revolving credit facility will be sufficient in 2004 to meet its obligations as they become due and to fund operating requirements and capital expenditures for the Paducah plant, purchases of SWU under the Russian Contract, interest expense, demonstration costs for the American Centrifuge technology, termination obligations under the OVEC power purchase agreement, and quarterly dividends.

Environmental Matters

     In addition to estimated costs for the future disposition of depleted uranium, USEC incurs costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. Government, except for liabilities relating to certain identified wastes generated by USEC and stored at the plants. DOE remains responsible for decontamination and decommissioning of the plants. Operating costs for environmental compliance were $19.5 million in 2003 and $22.7 million in 2002. USEC expects costs will approximate $15.0 million in 2004.

     Reference is made to information regarding an environmental matter involving Starmet CMI, EPA, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in the note 11 of the notes to consolidated financial statements.

New Accounting Standards

     Reference is made to note 2 of the notes to consolidated financial statements for information on new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     At December 31, 2003, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at December 31, 2003, follow (in millions):

	Maturity Dates		December 31, 2003
	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value
Long-term debt:
6.625% senior notes	$350.0		$350.0	$331.6
6.750% senior notes		$150.0	150.0	134.4

			$500.0	$466.0

Item 8. Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements are filed as part of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures

     Management, with the participation of the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2003. Based on such evaluation, management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by USEC in the reports that it files or submits under the Securities Exchange Act of 1934.

     Internal Control over Financial Reporting

     There have not been any changes in USEC’s internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Certain information regarding executive officers is included in Part I of this annual report. Additional information concerning directors and executive officers is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 29, 2004.

Item 11. Executive Compensation

     Information concerning management compensation is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 29, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 29, 2004.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 29, 2004.

Item 14. Principal Accountant Fees and Services

     Information concerning principal accountant fees and services is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 29, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Consolidated Financial Statements

Consolidated financial statements are set forth under Item 8 of this annual report.

(2) Financial Statement Schedules

No financial statement schedules are required to be filed as part of this annual report.

(3) Exhibits

     The following exhibits are filed as part of this annual report:

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

10.45
Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2000. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

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

10.54	Agreement, dated June 17, 2002, between U.S. Department of Energy and USEC Inc., incorporated by reference to current report on Form 8-K filed June 21, 2002.

10.55	Promissory Note, dated February 1, 2002, between William H. Timbers and USEC Inc., incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

10.61	Agreement between USEC Inc. and James R. Mellor, dated July 22, 2003, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.62	Severance Agreement and General Release between USEC Inc. and Dennis R. Spurgeon, Executive Vice President and Chief Operating Officer, dated November 21, 2003.

10.63	Employment Agreement between USEC Inc. and Lisa E. Gordon-Hagerty, Executive Vice President and Chief Operating Officer, dated December 15, 2003.

10.64
Administrative Order on Consent for Removal Action in the Matter of Starmet CMI, dated February 6, 2004, between the United States Environmental Protection Agency, United States Enrichment Corporation, United States Department of Energy and United States Department of the Army.

10.65
Settlement Agreement (relating to Power Agreement between Ohio Valley Electric Corporation and the United States of America), dated February 9, 2004, between United States Enrichment Corporation and the United States of America, acting by and through the United States Department of Energy.

10.66
Agreement, dated February 17, 2004, between the U.S. Department of Energy and the United States Enrichment Corporation Concerning the Temporary Lease of Certain Facilities In Support of the American Centrifuge Program.

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

(b) Reports on Form 8-K

     On October 30, 2003, USEC filed a current report on Form 8-K, dated October 29, 2003, to furnish its press release announcing financial results for the three and nine months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USEC Inc.

March 12, 2004	/s/ William H. Timbers

William H. Timbers
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William H. Timbers William H. Timbers	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2004

/s/ Ellen C. Wolf Ellen C. Wolf	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ James R. Mellor James R. Mellor	Chairman of the Board	March 12, 2004

/s/ Michael H. Armacost Michael H. Armacost	Director	March 12, 2004

/s/ Joyce F. Brown Joyce F. Brown	Director	March 12, 2004

/s/ John R. Hall John R. Hall	Director	March 12, 2004

/s/ W. Henson Moore W. Henson Moore	Director	March 12, 2004

/s/ Joseph F. Paquette, Jr. Joseph F. Paquette, Jr.	Director	March 12, 2004

/s/ James D. Woods James D. Woods	Director	March 12, 2004

USEC Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of USEC Inc.:

     In our opinion, the consolidated financial statements of USEC Inc. listed in the accompanying index present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and cash flows for the year ended December 31, 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of USEC Inc. for the fiscal year ended June 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated July 26, 2001.

     As discussed in note 3 to the consolidated financial statements, the Company has restated the consolidated statements of income (loss) for the six-month period ended December 31, 2002, and for the fiscal year ended June 30, 2002 to reflect work under government contracts as revenue and cost of sales rather than as a component of other income (expense), net.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 11, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of the report of independent public accountants issued by Arthur Andersen LLP on July 26, 2001. The report has not been reissued. The consolidated financial statements of USEC Inc. as of June 30, 2000, and for the fiscal years ended June 30, 2000 and 1999 are not required to be included in this annual report.

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

/s/ Arthur Andersen LLP

Vienna, Virginia
July 26, 2001

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	December 31,	December 31,	June 30,
ASSETS	2003	2002	2002

Current Assets
Cash and cash equivalents	$249.1	$171.1	$279.2
Accounts receivable – trade	254.5	225.4	185.1
Inventories:
Separative work units	673.0	689.1	708.1
Uranium	187.9	150.5	159.8
Materials and supplies	22.3	22.5	21.8

Total Inventories	883.2	862.1	889.7
Other	39.9	29.1	26.7

Total Current Assets	1,426.7	1,287.7	1,380.7
Property, Plant and Equipment, net	185.1	190.9	191.5
Other Assets
Deferred income taxes	52.5	50.8	51.5
Prepayment and deposit for depleted uranium	47.1	46.1	46.0
Prepaid pension benefit costs	76.3	83.8	82.8
Inventories	266.1	390.2	415.5

Total Other Assets	442.0	570.9	595.8

Total Assets	$2,053.8	$2,049.5	$2,168.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$221.5	$218.5	$224.2
Payables under Russian Contract	119.3	106.6	156.4
Uranium owed to suppliers	45.0	—	—
Deferred revenue and advances from customers	25.8	45.0	74.9

Total Current Liabilities	411.6	370.1	455.5
Long-Term Debt	500.0	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	13.5	21.2	23.4
Depleted uranium disposition	53.5	57.9	58.0
Postretirement health and life benefit obligations	138.1	137.8	135.1
Other liabilities	50.9	48.1	46.7

Total Other Liabilities	256.0	265.0	263.2

Commitments and Contingencies (Notes 6, 10, and 11)

Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	—	—	—
Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,320,000 shares issued	10.0	10.0	10.0
Excess of capital over par value	1,009.0	1,054.8	1,066.1
Retained earnings (deficit)	(4.6)	(15.3)	10.6
Treasury stock, 17,766,000, 18,547,000 and 19,010,000 shares.	(127.7)	(133.5)	(136.8)
Deferred compensation	(.5)	(1.6)	(.6)

Total Stockholders’ Equity	886.2	914.4	949.3

Total Liabilities and Stockholders’ Equity	$2,053.8	$2,049.5	$2,168.0

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per share data)

			Six-Month		Fiscal Years
	Years Ended		Periods Ended		Ended
	December 31,		December 31,		June 30,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
		As restated
Revenue:
Separative work units	$1,125.2	$1,192.0	$658.5	$775.8	$1,309.3	$1,057.3
Uranium	169.1	81.4	49.3	84.8	116.9	86.6
U.S. Government contracts	166.0	123.4	69.6	48.8	102.6	35.3

Total revenue	1,460.3	1,396.8	777.4	909.4	1,528.8	1,179.2
Cost of sales:
Separative work units and uranium	1,145.0	1,189.5	675.0	806.7	1,321.2	991.7
U.S. Government contracts	150.2	115.2	66.0	51.7	100.9	38.1

Total cost of sales	1,295.2	1,304.7	741.0	858.4	1,422.1	1,029.8

Gross profit	165.1	92.1	36.4	51.0	106.7	149.4
Special charges (credit) for consolidating plant operations	—	(6.7)	—	—	(6.7)	—
Advanced technology development costs	44.8	22.9	16.0	5.7	12.6	11.4
Selling, general and administrative	69.4	54.1	27.6	24.2	50.7	48.8

Operating income (loss)	50.9	21.8	(7.2)	21.1	50.1	89.2
Interest expense	38.4	36.5	18.6	18.4	36.3	35.2
Interest (income)	(5.4)	(7.0)	(3.2)	(4.9)	(8.7)	(10.9)

Income (loss) before income taxes	17.9	(7.7)	(22.6)	7.6	22.5	64.9
Provision (credit) for income taxes	7.2	(4.4)	(7.9)	2.8	6.3	(13.5)

Net income (loss)	$10.7	$(3.3)	$(14.7)	$4.8	$16.2	$78.4

Net income (loss) per share – basic and diluted	$.13	$(.04)	$(.18)	$.06	$.20	$.97
Dividends per share	$.55	$.55	$.275	$.275	$.55	$.55
Average number of shares outstanding	82.2	81.4	81.6	80.9	81.1	80.7

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

			Six-Month		Fiscal Years
	Years Ended		Periods Ended		Ended
	December 31,		December 31,		June 30,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)

Cash Flows From Operating Activities
Net income (loss)	$10.7	$(3.3)	$(14.7)	$4.8	$16.2	$78.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29.3	28.4	13.0	8.5	23.9	22.6
Depleted uranium disposition	(5.4)	(11.2)	(.2)	5.3	(5.7)	25.9
Deferred revenue and advances from customers	(26.9)	(25.3)	(32.1)	(57.0)	(50.2)	78.2
Deferred income taxes	(1.7)	5.6	.7	(14.3)	(9.4)	(31.4)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	1.5	118.1	(40.3)	(167.7)	(9.3)	247.3
Inventories – net (increase) decrease	117.7	71.9	52.9	217.7	236.7	(274.0)
Payables under Russian Contract – increase (decrease)	12.7	6.8	(49.8)	(.5)	56.1	59.8
Accounts payable and other – net increase (decrease)	7.0	10.0	1.0	(4.9)	4.1	.8

Net Cash Provided by (Used in) Operating Activities	144.9	201.0	(69.5)	(8.1)	262.4	207.6

Cash Flows Used in Investing Activities
Capital expenditures	(24.9)	(40.2)	(12.4)	(14.6)	(42.4)	(53.1)
Insurance deposit	—	—	—	(21.4)	(21.4)	—

Net Cash (Used in) Investing Activities	(24.9)	(40.2)	(12.4)	(36.0)	(63.8)	(53.1)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(45.2)	(44.7)	(22.4)	(22.3)	(44.6)	(44.3)
Deferred financing costs	—	(4.7)	(4.7)	—	—	—
Repayment of short-term debt	—	—	—	—	—	(50.0)
Repurchase of common stock	—	—	—	—	—	(13.0)
Common stock issued	3.2	2.3	.9	1.3	2.7	2.3

Net Cash (Used in) Financing Activities	(42.0)	(47.1)	(26.2)	(21.0)	(41.9)	(105.0)

Net Increase (Decrease)	78.0	113.7	(108.1)	(65.1)	156.7	49.5
Cash and Cash Equivalents at Beginning of Period	171.1	57.4	279.2	122.5	122.5	73.0

Cash and Cash Equivalents at End of Period	$249.1	$171.1	$171.1	$57.4	$279.2	$122.5

Supplemental Cash Flow Information
Interest paid	$34.7	$33.1	$16.7	$16.6	$33.0	$34.4
Income taxes paid (refund)	(10.0)	(5.4)	(6.2)	17.5	18.3	12.7

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

	Common
	Stock,	Excess of
	Par Value	Capital	Retained			Total
	$.10 per	over	Earnings	Treasury	Deferred	Stockholders’
	Share	Par Value	(Deficit)	Stock	Compensation	Equity
Balance at June 30, 2000	10.0	1,070.7	4.9	(135.8)	(2.5)	947.3
Restricted and other stock issued, net of amortization	—	(3.8)	—	6.6	1.6	4.4
Repurchase of common stock	—	—	—	(13.0)	—	(13.0)
Dividends paid to stockholders	—	—	(44.3)	—	—	(44.3)
Net income	—	—	78.4	—	—	78.4

Balance at June 30, 2001	10.0	1,066.9	39.0	(142.2)	(.9)	972.8
Restricted and other stock issued, net of amortization	—	(.8)	—	5.4	.3	4.9
Dividends paid to stockholders	—	—	(44.6)	—	—	(44.6)
Net income	—	—	16.2	—	—	16.2

Balance at June 30, 2002	10.0	1,066.1	10.6	(136.8)	(.6)	949.3
Restricted and other stock issued, net of amortization	—	(.1)	—	3.3	(1.0)	2.2
Dividends paid to stockholders	—	(11.2)	(11.2)	—	—	(22.4)
Net income (loss)	—	—	(14.7)	—	—	(14.7)

Balance at December 31, 2002	10.0	1,054.8	(15.3)	(133.5)	(1.6)	914.4
Restricted and other stock issued, net of amortization	—	(.6)	—	5.8	1.1	6.3
Dividends paid to stockholders	—	(45.2)	—	—	—	(45.2)
Net income	—	—	10.7	—	—	10.7

Balance at December 31, 2003	$10.0	$1,009.0	$(4.6)	$(127.7)	$(.5)	$886.2

See notes to consolidated financial statements.

USEC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

     USEC Inc., a Delaware corporation (“USEC”), is a global energy company and is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. USEC supplies LEU to electric utilities for use in about 160 nuclear reactors worldwide.

     Customers typically provide uranium to USEC as part of their enrichment contracts. Customers are billed for the separative work units (“SWU”) deemed to be contained in the LEU delivered to them. SWU is a standard unit of measurement which represents the effort required to separate specific quantities of uranium containing .711% of U235 into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. USEC uses the gaseous diffusion process to enrich uranium, separating and concentrating the lighter uranium isotope U235 from its slightly heavier counterpart U238. The process relies on the slight difference in mass between the isotopes for separation. The concentration of the isotope U235 is increased from less than 1% to up to 5%. Revenue is derived from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium.

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

     USEC leases the Paducah gaseous diffusion plant located in Paducah, Kentucky and the Portsmouth gaseous diffusion plant located in Piketon, Ohio from the Department of Energy (“DOE”). USEC purchases about 78% of the electric power for the Paducah plant at fixed prices primarily under a power purchase agreement with Tennessee Valley Authority (“TVA”). USEC purchases the remaining portion of the electric power for the Paducah plant at market-based prices from TVA and under a power purchase contract between DOE and Electric Energy, Inc. (“EEI”).

     In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant and began cold standby and uranium deposit removal contract work for DOE. In 2001 and prior years, electric power for the Portsmouth plant had been purchased by USEC under a power purchase agreement between DOE and Ohio Valley Electric Corporation (“OVEC”).

     The gaseous diffusion plants are regulated by and are required to be recertified by the U.S. Nuclear Regulatory Commission (“NRC”) every five years. In 2003, USEC applied for and NRC granted a renewal of the certifications for the five-year period ending December 2008. The recertification represents NRC’s determination that the plants are in compliance with NRC safety, safeguards and security regulations.

     USEC is in the process of demonstrating the American Centrifuge technology and expects to construct and operate the American Centrifuge uranium enrichment plant by 2010. In January 2004, USEC selected Piketon, Ohio as the site for the American Centrifuge uranium enrichment plant.

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

Inventories

     Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on long-term market prices quoted at the balance sheet date. SWU and uranium inventory costs are determined using the monthly moving average cost method. SWU costs are based on production costs at the plants, purchase costs under the Russian Contract, and costs of LEU recovered from downblending highly enriched uranium in the process of being transferred from the U.S. Government. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization and maintenance and repairs. The cost of the SWU component of LEU purchased under the Russian Contract is recorded at acquisition cost plus related shipping costs.

     Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. The quantity of uranium that is earned or added to uranium inventory from underfeeding is accounted for as a byproduct of the enrichment process, the costs for which is based on the market value of uranium. Uranium inventory costs are increased and SWU inventory costs are reduced as a result of underfeeding uranium.

Property, Plant and Equipment

     Construction work in progress is recorded at acquisition or construction cost. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commences. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant which is estimated to be 2010 for the Paducah plant. USEC leases most, but not all, of the buildings and facilities at the Paducah and Portsmouth plants from DOE. At the end of the lease, ownership and responsibility for decontamination and decommissioning of property, plant and equipment that USEC leaves at the plants transfer to DOE. Property, plant and equipment assets at December 31, 2003, are not subject to an asset retirement obligation. Maintenance and repair costs are charged to production costs as incurred.

     A summary of changes in property, plant and equipment follows (in millions):

			Impairment
		Capital	at	Transfers		Capital	Transfers
	June 30,	Expenditures	Portsmouth	and	June 30,	Expenditures	and	December 31,
	2001	(Depreciation)	Plant	Retirements	2002	(Depreciation)	Retirements	2002
Construction work in progress	$24.2	$41.5	$(.4)	$(42.2)	$23.1	$12.1	$(20.9)	$14.3
Leasehold improvements	118.8	—	(11.3)	27.4	134.9	—	13.4	148.3
Machinery and equipment	124.4	.9	(9.0)	10.6	126.9	.3	7.5	134.7

	267.4	42.4	(20.7)	(4.2)	284.9	12.4	—	297.3
Accumulated depreciation and amortization	(77.6)	(23.9)	4.3	3.8	(93.4)	(13.0)	—	(106.4)

	$189.8	$18.5	$(16.4)	$(.4)	$191.5	$(.6)	$—	$190.9

		Capital	Transfers
	December 31,	Expenditures	and	December 31,
	2002	(Depreciation)	Retirements	2003
Construction work in progress	$14.3	$21.9	$(27.1)	$9.1
Leasehold improvements	148.3	—	3.1	151.4
Machinery and equipment	134.7	3.0	22.4	160.1

	297.3	24.9	(1.6)	320.6

Accumulated depreciation and amortization	(106.4)	(29.3)	.2	(135.5)

	$190.9	$(4.4)	$(1.4)	$185.1

Revenue

     Revenue from sales of the SWU and uranium components of LEU is recognized at the time LEU is delivered under the terms of contracts with domestic and international electric utility customers. Contracts with customers are primarily requirements contracts, under which customers are required to order LEU based on their annual reactor requirements. USEC ships LEU to nuclear fuel fabricators in advance of scheduled or anticipated orders from utility customers. Based on the customer orders, USEC arranges the transfer of title of LEU from USEC to the customer for the specified quantity of LEU at the fuel fabricator. Revenue is recognized when delivery of LEU to the customer occurs at the fuel fabricator. Some customers take title and delivery of LEU at the Paducah plant, and revenue is recognized when delivery occurs at the plant.

     Certain customers make advance payments to be applied against future orders or deliveries. Advances from customers are reported as deferred revenue, and revenue is recognized as LEU is delivered. Under SWU barter contracts, USEC exchanges SWU for electric power or uranium. Revenue from the sale of SWU under barter contracts is recognized at the time LEU is delivered with selling prices for SWU based on the fair market value of the electric power or uranium received. Revenue from SWU barter contracts amounted to $9.5 million in 2003 and $21.7 million in the fiscal year ended June 30, 2002. There were no barter sales in the six-month period ended December 31, 2002.

     USEC performs contract work for DOE and DOE contractors at the Portsmouth and Paducah plants. USEC records revenue as work is performed and as fees are earned. Amounts representing contract change orders or revised provisional billing rates are accrued and included in revenue when they can be reliably estimated and realization is probable. Revenue includes billings for pension costs based on government cost accounting standards, whereas costs and expenses include pension costs determined in accordance with generally accepted accounting principles.

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

Environmental Costs

     Environmental costs relating to operations are accrued and charged to costs as incurred. Estimated future environmental costs, including depleted uranium disposition and waste disposal, are accrued where environmental assessments indicate that storage, treatment or disposal is probable and costs can be reasonably estimated. Costs are based on current cost estimates and are not discounted.

Advanced Technology Development Costs

     Centrifuge development costs relating to the process of demonstrating the American Centrifuge technology are charged to expense as incurred. Demonstration costs include engineering, manufacturing, and testing of major components at centrifuge test facilities in Oak Ridge, Tennessee and the lead cascade demonstration facility in Piketon, Ohio. USEC expects that costs relating to the American Centrifuge uranium enrichment plant will begin to be capitalized in 2004.

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

		Six-Month	Fiscal Years
	Year Ended	Period Ended	Ended
	December 31,	December 31,	June 30,
	2003	2002	2002	2001
Net income (loss), as reported	$10.7	$(14.7)	$16.2	$78.4
Add - Stock-based compensation expense included in reported results, net of tax	2.8	1.0	2.6	1.3
Deduct - Stock-based compensation expense determined under the fair-value method, net of tax	(4.3)	(2.0)	(3.7)	(2.7)

Pro forma net income (loss)	$9.2	$(15.7)	$15.1	$77.0

Net income (loss) per share:
As reported	$.13	$(.18)	$.20	$.97
Pro forma	$.11	$(.19)	$.19	$.95

Weighted average fair value per share of stock options granted	$1.04	$1.83	$2.05	$.96

Assumptions:
Risk-free interest rate	3.5%	3.5%	4.4%	5.5%
Expected dividend yield	8%	8%	8%	7-10%
Expected volatility	35%	53%	50%	50-60%
Expected option life	6 years	6 years	6 years	6 years

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

Net Income per Share

     Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by increasing the weighted average number of shares by the assumed conversion of potentially dilutive stock options.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and costs and expenses during the periods presented. Pension and postretirement health and life benefits obligations and costs are based on actuarial assumptions and expected returns on plan assets. Revenue includes estimates and judgments relating to the recognition of deferred revenue and price adjustments under contracts with customers that involve pricing based on inflation rates and customers’ nuclear fuel requirements. SWU and uranium inventories include estimates and judgments for production quantities and costs and the replacement or remediation of out-of-specification uranium by the DOE. Production costs include estimates of future costs for the storage, transportation and disposition of depleted uranium, the treatment and disposal of hazardous, low-level radioactive and mixed wastes, and plant lease turnover costs. Income taxes include estimates and judgments for the tax bases of assets and liabilities and the future recoverability of deferred tax assets. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

New Accounting Standards

     Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” was revised by the Financial Accounting Standards Board in December 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the company that absorbs the majority of the entity’s expected losses or receives the majority of the entity’s expected residual returns. Adoption of the accounting interpretations did not have an effect on USEC’s financial condition or results of operations.

     Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was revised by the Financial Accounting Standards Board in December 2003. USEC has provided additional disclosures related to plan assets, benefit obligations, cash flows, and net benefit costs as described in the revised accounting standards.

     Under SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities,” new accounting standards amend and clarify financial accounting and reporting for derivatives and for hedging activities. Adoption of the new accounting standards did not have an effect on USEC’s financial condition or results of operations.

     Under SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity,” certain financial instruments with an obligation to transfer assets or to issue equity securities are classified as liabilities. Adoption of the new accounting standards did not have an effect on USEC’s financial condition or results of operations.

     In 2001, the American Institute of Certified Public Accountants (“AICPA”) issued its proposed Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” In 2003, the AICPA completed redeliberations of the proposed SOP based on the comment letters received, and a revised proposed SOP is expected to be submitted to the Financial Accounting Standards Board in 2004. USEC is in the process of evaluating the potential impact of the proposed SOP. USEC has not completed its assessment of the proposed SOP and has not determined whether or not it would have a material effect on its financial position or results of operations.

Financial Data Unaudited

     Unaudited consolidated condensed financial data for 2002 and for the six-month period ended December 31, 2001, are presented for comparative purposes. The financial data reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results.

Reclassifications

     Certain amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

3. RESTATEMENT OF STATEMENTS OF INCOME (LOSS)

     USEC performs contract work for DOE and DOE contractors at the Portsmouth and Paducah plants. Beginning in 2003, billings under government contracts are reported as part of revenue, and costs are reported as part of costs and expenses. In earlier years, the net amount of income or expense for government contracts had been reported as part of other income (expense) net. The statements of income (loss) for periods prior to 2003 have been restated to conform to the current presentation. Revenue and cost of sales increased, and other income (expense), net was adjusted by the net amount. There is no effect on net income (loss) or net income (loss) per share as a result of the change. The effects of the restatement follow (in millions, except per share data):

	As previously
	reported (1)	As restated (2)

Six-Month Period Ended December 31, 2002
Revenue	$707.8	$777.4
Cost of sales	675.0	741.0
Other (income) expense, net	(3.6)	—
Net income (loss)	(14.7)	(14.7)
Net income (loss) per share	$(.18)	$(.18)
Fiscal Year Ended June 30, 2002
Revenue	$1,426.2	$1,528.8
Cost of sales	1,321.2	1,422.1
Other (income) expense, net	(1.7)	—
Net income	16.2	16.2
Net income per share	$.20	$.20
Fiscal Year Ended June 30, 2001 (3)
Revenue	$1,143.9	$1,179.2
Cost of sales	991.7	1,029.8
Other (income) expense, net	2.8 (3)	—
Net income	78.4	78.4
Net income per share	$.97	$.97

(1) Prior to 2003, interest income, amounting to $3.2 million in the six-month period ended December 31, 2002, $8.7 million in the fiscal year ended June 30, 2002, and $10.9 million in the fiscal year ended June 30, 2001, had been reported as part of other income. Beginning in 2003, interest income is reported as a separate line item in the statement of income (loss) and periods prior to 2003 have been reclassified to conform to the current presentation.

(2) Pursuant to SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” segment information is presented in note 15 to the consolidated financial statements.

(3) The consolidated financial statements for the fiscal year ended June 30, 2001, have been restated to conform to the current year presentation. USEC considers this to be an inconsequential change.

4. ACCOUNTS RECEIVABLE

     Accounts receivable include the following (in millions):

	December 31,	December 31,	June 30,
	2003	2002	2002

Trade receivables:
Utility customers	$168.4	$163.5	$136.3
U.S. Government contracts	22.8	28.6	29.0

Uranium loaned to customers	30.6	—	3.6
Retainage under government contracts	—	10.6	7.3
Unbilled revenue under government contracts	32.7	22.7	8.9

	$254.5	$225.4	$185.1

     Billings under government contracts are invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred and invoiced amounts. USEC expects to invoice and collect the unbilled amounts as soon as revised provisional billing rates are approved by DOE.

5. INVENTORIES

     Inventories and related balance sheet accounts follow (in millions):

	December 31,	December 31,	June 30,
	2003	2002	2002

Current assets:
Separative work units	$673.0	$689.1	$708.1
Uranium	187.9	150.5	159.8
Materials and supplies	22.3	22.5	21.8

	883.2	862.1	889.7
Long-term assets:
Out-of-specification uranium	156.2	230.9	237.5
Highly enriched uranium from Department of Energy	109.9	159.3	178.0

	266.1	390.2	415.5
Current liabilities:
Uranium owed to suppliers	(45.0)	—	—

Inventories, net	$1,104.3	$1,252.3	$1,305.2

     Uranium Provided by Customers and Suppliers

     USEC holds uranium with estimated fair values of $877.9 million at December 31, 2003, $830.2 million at December 31, 2002, and $801.5 million at June 30, 2002, for which title is held by customers and suppliers and for which no assets or liabilities are recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer.

     Replacing Out-of-Specification Natural Uranium Inventory

     In December 2000, USEC reported to DOE that 9,550 metric tons of natural uranium with a cost of $237.5 million transferred to USEC from DOE prior to privatization in 1998 may contain elevated levels of technetium that would put the uranium out of specification for commercial use. Out of specification means that the uranium would not meet the industry standard as defined in the

American Society for Testing and Materials (“ASTM”) specification “Standard Specification for Uranium Hexafluoride for Enrichment.” The levels of technetium exceeded allowable levels in the ASTM specification. Under the DOE-USEC Agreement, DOE is obligated to replace or remediate the affected uranium inventory, and USEC has been working with DOE to facilitate this process.

     Under the DOE-USEC Agreement (“DOE-USEC Agreement”), USEC operated facilities at the Portsmouth plant for the 15-month period ending in September 2003 and completed the processing and removal of contaminants from 2,909 metric tons of out-of-specification natural uranium. USEC will release the United States Government from liability with respect to the 2,909 metric tons. USEC incurred direct costs of $20.6 million to operate the facilities, and DOE is compensating USEC for the direct costs by taking title to depleted uranium generated by USEC at the Paducah plant up to a maximum of 23.3 million kilograms of uranium. At December 31, 2003, DOE had taken title to 73% of the depleted uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. In addition, DOE is responsible for and USEC has billed DOE for site infrastructure or indirect costs associated with the operation of the facilities.

     Under two subsequent agreements with DOE covering the period from September 18 to December 19, 2003, as well as additional processing subsequent to December 19, 2003, USEC processed and removed contaminants from 635 metric tons. At December 31, 2003, the remaining amount of uranium inventory that may be impacted is 6,006 metric tons with a cost of $156.2 million reported as part of long-term assets.

     Pursuant to the terms of the DOE-USEC Agreement, DOE was obligated to exchange, replace, clean up or reimburse USEC for 2,116 metric tons of the out-of-specification natural uranium as of March 31, 2003. Although DOE had not exchanged, replaced or cleaned up, or reimbursed USEC as of January 31, 2004, USEC expects DOE will fulfill its obligation pursuant to the terms of the DOE-USEC Agreement. With respect to the remaining out-of-specification natural uranium amounting to 3,890 metric tons, USEC is continuing to process the uranium in 2004. Negotiations are underway with DOE to agree on the terms of the clean-up program since December 19, 2003, and to extend the program to clean up the remaining contaminated uranium. However, continuation of the program is subject to DOE funding and Congressional appropriations.

     DOE’s obligations to replace or remediate all remaining out-of-specification natural uranium continue until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing low enriched uranium containing at least 1 million Separative Work Units per year at the Paducah plant or at a new enrichment facility. DOE’s obligations to replace or remediate out-of-specification natural uranium are subject to availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties are pursuing any necessary legislative or administrative authority, there can be no assurance that Congress will pass requisite legislation or that DOE will act on existing regulatory authority. An impairment in the valuation of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of the out-of-specification natural uranium for which DOE has assumed responsibility. Depending on the amount, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

6. PURCHASE OF SEPARATIVE WORK UNITS UNDER RUSSIAN CONTRACT

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

     In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining term of the Russian Contract through 2013. An amendment to the Russian Contract created a market-based mechanism to determine prices beginning in 2003 and continuing through 2013. In consideration for this stable and economic structure for the future, USEC agreed to extend the calendar year 2001 price of $90.42 per SWU through 2002. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index is used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that, after the end of 2007, USEC and the Russian Executive Agent may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract to December 31, 2002, USEC has purchased the SWU component at an aggregate cost of $3,188 million.

     The cost of the SWU component of LEU purchased under the Russian Contract, including related shipping charges, amounted to $453.7 million in 2003, $327.0 million in the six-month period ended December 31, 2002, and $510.5 million in the fiscal year ended June 30, 2002.

7. INCOME TAXES

     The provision (credit) for income taxes follows (in millions):

		Six-Month	Fiscal Years
	Year Ended	Period Ended	Ended
	December 31,	December 31,	June 30,

	2003	2002	2002	2001

Current:
Federal	$12.1	$(7.6)	$14.1	$16.4
State and local	1.9	(1.0)	1.6	1.5

	14.0	(8.6)	15.7	17.9

Deferred:
Federal	(6.0)	.6	(8.5)	5.4
State and local	(.8)	.1	(.9)	.5

	(6.8)	.7	(9.4)	5.9

Special deferred tax credit from transition to taxable status:
Federal	—	—	—	(34.3)
State and local	—	—	—	(3.0)

	—	—	—	(37.3)

	$7.2	$(7.9)	$6.3	$(13.5)

     The provision (credit) for income taxes in the fiscal year ended June 30, 2001, includes a special income tax credit of $37.3 million resulting from changes in the estimated amount of deferred income tax benefits that arose from the transition to taxable status. USEC transitioned to taxable status in July 1998 at the time of the privatization. The change in estimate resulted from a reassessment of certain deductions for which related income tax savings were not certain.

     Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities resulted in deferred tax assets and liabilities, as follows (in millions):

	December 31,	December 31,	June 30,
	2003	2002	2002

Deferred tax assets:
Plant lease turnover and other exit costs	$39.4	$42.1	$44.7
Employee benefits costs	23.6	18.5	18.7
Tax intangibles	10.3	11.4	12.0
Deferred costs for depleted uranium	23.5	28.4	27.0
Tax credit carryforwards	6.0	10.2	3.2
Other	.3	2.4	.4

	103.1	113.0	106.0
Valuation allowance	(45.2)	(45.2)	(45.2)

Deferred tax assets, net of valuation allowance	57.9	67.8	60.8

Deferred tax liabilities:
Property, plant and equipment	3.9	8.1	5.6
Inventory costs	1.5	8.9	3.7

Deferred tax liabilities	5.4	17.0	9.3

	$52.5	$50.8	$51.5

     The valuation allowance of $45.2 million reduces deferred tax assets to $57.9 million at December 31, 2003, a net amount that USEC has determined, based on an assessment of positive and negative available evidence, is more likely than not to be realized in future years. USEC intends to maintain the valuation allowance against deferred tax assets until changes in circumstances occur, such as developments relating to the American Centrifuge technology, or other positive or negative evidence is established to support a change in the allowance.

     A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

		Six-Month	Fiscal Years
	Year Ended	Period Ended	Ended
	December 31,	December 31,	June 30,

	2003	2002	2002	2001

Federal statutory tax rate	35%	(35)%	35%	35%
State income taxes (credit), net of federal	3	(3)	3	5
Export tax incentives	(1)	(3)	(9)	(5)
Other	3	6	(1)	2

	40	(35)	28	37
Special deferred tax credit from transition to taxable status	—	—	—	(58)

	40%	(35)%	28%	(21)%

8. DEBT

	December 31,	December 31,	June 30,
	2003	2002	2002

Long-term debt (in millions):
6.625% senior notes, due January 20, 2006	$350.0	$350.0	$350.0
6.750% senior notes, due January 20, 2009	150.0	150.0	150.0

	$500.0	$500.0	$500.0

     There were no short-term borrowings at December 31, 2003, December 31, 2002, or June 30, 2002.

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

     In September 2002, United States Enrichment Corporation, a wholly owned principal operating subsidiary of USEC, entered into a new three-year syndicated revolving credit facility. The facility provides up to $150 million in revolving credit commitments (including up to $50.0 million in letters of credit) and is secured by certain assets of the subsidiary and, subject to certain conditions, certain assets of USEC. Borrowings under the new facility are subject to limitations based on percentages of eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC. Deferred financing costs for the revolving credit facility amounted to $4.7 million in 2002 and are being amortized to interest expense over the three-year term of the facility.

     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At December 31, 2003, USEC was in compliance with the covenants under the revolving credit facility.

     At December 31, 2003, the fair value of debt calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $466.0 million, compared with the balance sheet carrying amount of $500.0 million.

9. SPECIAL CHARGES FOR CONSOLIDATING PLANT OPERATIONS

     Changes in accrued liabilities resulting from special charges for consolidating plant operations follow (in millions):

	Balance	Paid	Balance	Special	Paid	Balance
	June 30,	and	June 30,	Charge	and	June 30,
	2000	Utilized	2001	(Credit)	Utilized	2002

Workforce reductions	$45.2	$(15.2)	$30.0	$(19.3)	$(1.5)	$9.2
Lease turnover and other exit costs	30.7	(7.4)	23.3	(3.8)	(3.1)	16.4
Impairment of property, plant and equipment	—	—	—	16.4	(16.4)	—

	$75.9	$(22.6)	$53.3	$(6.7)	$(21.0)	$25.6

	Balance		Paid	Balance		Paid	Balance
	June 30,	Charge	and	December 31,	Charge	and	December 31,
	2002	(Credit)	Utilized	2002	(Credit)	Utilized	2003

Workforce reductions:
Portsmouth	$9.2	$(6.3)	(2.9)	—	—	—	—
Paducah	—	6.3	—	$6.3	$1.3	$(7.6)	—
Lease turnover and other exit costs	16.4	—	.1	16.5	(.8)	(2.8)	$12.9

	$25.6	$—	$(2.8)	$22.8	$.5	$(10.4)	$12.9

     In June 2000, USEC announced workforce reductions and plans to cease uranium enrichment operations at the Portsmouth plant, resulting in special charges of $141.5 million in the fiscal year ended June 30, 2000 ($88.7 million or $.97 per share after tax). In May 2001, USEC ceased uranium enrichment operations at the Portsmouth plant as an important step in the ongoing efforts to consolidate plant operations, reduce costs, and better align worldwide supply and demand. In the first quarter of calendar 2002, USEC recorded a special credit of $6.7 million ($4.2 million or $.05 per share after tax) representing a change in estimate of costs for consolidating plant operations.

     Under the DOE-USEC Agreement, the Portsmouth plant has been operating facilities to remove contaminants from out-of-specification uranium inventories. As a result, the number of workforce reductions at the Portsmouth plant changed, and costs of $6.3 million previously accrued for workforce reductions were reduced in the six-month period ended December 31, 2002, for the change in estimate. In November 2002, USEC announced and accrued estimated costs of $6.3 million for workforce reductions involving 200 employees at the Paducah plant. There was no net increase or decrease in estimated costs for workforce reductions in the six-month period ended December 31, 2002. In 2003, additional efficiencies were identified and the number of workforce reductions at the Paducah plant was expanded to 220 employees. The workforce reductions were completed in 2003 and resulted in the payment of the accrued liability of $6.3 million and the payment of an additional $1.3 million that was charged to cost of sales in 2003.

     Amounts paid and utilized include cash payments, non-cash charges for asset impairments, and liabilities incurred for incremental pension and postretirement health benefits. The remaining liability for lease turnover and other exit costs at the Portsmouth plant amounted to $12.9 million at December 31, 2003.

10. ENVIRONMENTAL MATTERS

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

Depleted Uranium

     USEC stores depleted uranium at the plants and accrues estimated costs for the future disposition of depleted uranium. The long-term liability is dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. Under the DOE-USEC Agreement, DOE is taking title to depleted uranium generated by USEC at the Paducah plant over a four-year period up to a maximum of 23.3 million kilograms of uranium. The transfer of depleted uranium to DOE reduces USEC’s costs for the disposition of depleted uranium. The accrued liability for the future disposition of depleted uranium is included in long-term liabilities and amounted to $53.5 million at December 31, 2003, $57.9 million at December 31, 2002, and $58.0 million at June 30, 2002.

     In June 1998, USEC and DOE entered into an agreement, under which DOE assumed responsibility for disposal of a certain quantity of depleted uranium to be generated by USEC and USEC paid $50.0 million to DOE. The prepayment for depleted uranium is reduced as depleted uranium is transferred to DOE over the term of the agreement. The unamortized balance included in prepayment and deposit for depleted uranium in long-term assets amounted to $24.7 million at December 31, 2003 and 2002 and at June 30, 2002.

     Compliance with NRC regulations requires that USEC provide financial assurance regarding the cost of the eventual disposition of depleted uranium for which USEC retains disposal responsibility. An insurance deposit of $21.4 million was paid in the fiscal year ended June 30, 2002, in connection with the issuance of a surety bond for the eventual disposition of depleted uranium. The insurance deposit is included in prepayment and deposit for depleted uranium in long-term assets, and earns interest at a rate approximating the five-year U.S. Treasury rate.

Other Environmental Matters

     USEC’s operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the plants pursuant to permits, orders and agreements with DOE and various state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC’s operations amounted to $5.1 million at December 31, 2003, $4.4 million at December 31, 2002, and $4.8 million at June 30, 2002.

Nuclear Indemnification

     DOE is required to indemnify USEC against claims for public liability arising out of or in connection with activities under the lease, including domestic transportation, resulting from a nuclear incident or precautionary evacuation. DOE’s obligations are capped at the $9.4 billion statutory limit calculated pursuant to the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States, as these terms are defined in the U.S. Atomic Energy Act of 1954, as amended. The DOE indemnification against public liability provided in the USEC lease was not affected by the expiration or the renewal of the Price-Anderson Act and continues in effect.

     In connection with international transportation of LEU, it is possible for a claim to be asserted which may not fall within the indemnification under the Price-Anderson Act. In its customer contracts and operations, USEC takes steps to mitigate any risk consistent with commercial practice in the nuclear fuel business, and USEC believes that, in the event a claim was asserted, it would be covered by international conventions and/or applicable national laws.

11. COMMITMENTS AND CONTINGENCIES

Power Contracts and Commitments

     The gaseous diffusion process uses significant amounts of electric power to enrich uranium, and, in 2003, the power load at the Paducah plant averaged 1,409 megawatts. Costs for electric power represented 61% of production costs at the Paducah plant in 2003. USEC reduces LEU production and the related power load in the summer months when power availability is low and power costs are high. USEC purchased 78% of the electric power for the Paducah plant in 2003 at fixed prices primarily under a power purchase agreement with Tennessee Valley Authority (“TVA”). Capacity under the TVA agreement ranges from 300 megawatts in the summer months to 1,650 megawatts in the non-summer months, and prices are fixed through May 2006. Subject to prior notice and under certain circumstances, TVA may interrupt power to the Paducah plant, except for a minimum load of 300 megawatts that can only be interrupted under limited circumstances.

     In addition, USEC purchases the remaining portion of the electric power for the Paducah plant at market-based prices from TVA and under a power purchase contract between DOE and Electric Energy, Inc. (“EEI”). DOE transferred the benefits of the EEI power purchase contract to USEC. Market prices for electric power vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather.

     USEC is obligated, whether or not it takes delivery of electric power, to make minimum annual payments for the purchase of electric power from TVA and others, estimated as follows (in millions):

2004	$278.5
2005	256.0
2006	145.5

$680.0

     Ohio Valley Electric Corporation

     In fiscal 2001 and prior years, USEC purchased electric power for the Portsmouth uranium enrichment plant from DOE under a contract that USEC concluded with DOE in July 1993. DOE acquired the power from the Ohio Valley Electric Corporation (“OVEC”) under a power purchase agreement signed in 1952. In June 2000, USEC announced that it would cease uranium enrichment operations at the Portsmouth plant in June 2001. As a result of this decision, in September 2000, USEC requested that DOE notify OVEC that DOE would terminate the power purchase agreement effective April 30, 2003, and that DOE would cease taking power after August 2001. At the end of fiscal 2001, USEC ceased uranium enrichment operations at the Portsmouth plant.

     As a result of termination of the power purchase agreement, DOE is responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shutdown of the coal-burning power generating facilities owned and operated by OVEC. Under its July 1993 contract with DOE, USEC is, in turn, responsible for a portion of DOE’s costs. In February 2004, OVEC and DOE, and DOE and USEC, entered into agreements and settled all the issues relating to the termination, and USEC paid $33.2 million representing its share of costs.

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

     In February 2003, USEC received notice from SCDHEC indicating that USEC and other parties, including agencies of the U.S. Government, are PRPs under CERCLA and applicable South Carolina law. In May 2003, SCDHEC requested that USEC and other parties reimburse SCDHEC for $.4 million in costs it had incurred. The parties have agreed to a proposed settlement, and USEC has accrued its share of such costs.

     Based on EPA estimates and other data, estimated costs to remove and dispose of drums and other material and to remediate the two evaporation ponds at the site have increased to $25 to $30 million. In February 2004, USEC and certain federal agencies who have been identified as PRPs under CERCLA entered into an agreement with EPA, under which USEC is responsible for removing certain material from the site that is attributable to quantities of depleted uranium USEC had sent to the site. USEC has engaged contractors to remove and dispose of such material.

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

     It is not known what additional cleanup could be required by EPA or SCDHEC or to what extent such costs may be recoverable under CERCLA or South Carolina law from USEC or from other PRPs. Under CERCLA, EPA has the authority to order USEC or the other PRPs to clean up the Barnwell site or EPA may initiate an action in federal court for reimbursement of costs incurred in cleaning up the site. Each PRP may be held jointly and severally liable for all cleanup costs incurred by third parties, such as EPA.

     At December 31, 2003, USEC has an accrued liability of $9.0 million representing its current estimate of its share of costs to comply with the EPA settlement agreement, the proposed SCDHEC settlement, and other costs associated with the Starmet facility. Additional costs could be incurred due to a number of factors including, but not limited to, increases in costs associated with the removal and disposal of material from the Starmet site, increases in costs associated with remediation of the evaporation ponds, or a decision by EPA or SCDHEC to perform additional remediation at the site after completion of the removal and disposal activities. An allocation of costs to USEC in excess of the amounts that USEC has accrued at December 31, 2003, could have an adverse effect on

USEC’s results of operations.

     Other

     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial position.

Lease Commitments

     Total costs incurred under the lease with DOE for the plants and leases for office space and equipment aggregated $7.5 million in 2003, $3.3 million in the six-month period ended December 31, 2002, and $6.5 million in the fiscal year ended June 30, 2002. Minimum lease payments are estimated at $6.0 million for 2004, $5.7 million for 2005, $4.8 million for 2006, $4.8 million for 2007, and $4.4 million for 2008.

     Except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease for the plants indefinitely and may terminate the lease in its entirety or with respect to one of the plants at any time upon two year’s notice. DOE retained responsibility for decontamination and decommissioning of the plants. At termination of the lease, USEC may leave the property in “as is” condition, but must remove all wastes generated by USEC, which are subject to off-site disposal, and must place the plants in a safe shutdown condition. Lease turnover costs are accrued based on current cost estimates over the expected productive life of the plant which is estimated to be 2010 for the Paducah plant. Accrued liabilities for lease turnover costs are not discounted and amounted to $42.7 million at December 31, 2003, $39.9 million at December 31, 2002, and $38.5 million at June 30, 2002.

12. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

     There are 7,300 employees and retirees covered by defined benefit pension plans providing retirement benefits based on compensation and years of service, and 3,500 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted in December 2003 will provide a prescription drug benefit for seniors and a federal subsidy to sponsors of postretirement health benefit plans. The postretirement health benefit obligation and the related benefit cost in 2003 do not reflect effects of the legislation. USEC is continuing to evaluate the legislation and its effect on the postretirement health benefit obligation and costs. The Financial Accounting Standards Board has indicated that it will provide accounting guidance on the effects of the legislation.

     Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):

				Postretirement Health
	Defined Benefit Pension Plans			and Life Benefit Plans
		Six-Month	Fiscal Year		Six-Month	Fiscal Year
	Year Ended	Period Ended	Ended	Year Ended	Period Ended	Ended
	December 31,	December 31,	June 30,	December 31,	December 31,	June 30,
	2003	2002	2002	2003	2002	2002
Changes in Benefit Obligations
Obligations at beginning of period	$521.2	$486.2	$452.5	$193.3	$173.2	$153.6
Actuarial (gains) losses	66.1	26.3	17.4	26.7	12.1	3.5
Service costs	11.5	5.6	10.3	6.3	3.5	7.2
Interest costs	35.3	17.3	34.6	13.2	6.3	11.9
Benefits paid	(31.8)	(14.2)	(28.6)	(4.9)	(1.8)	(3.0)

Obligations at end of period	602.3	521.2	486.2	234.6	193.3	173.2

Changes in Plan Assets
Fair value of plan assets at beginning of period	507.6	542.5	574.4	42.7	43.7	42.0
Actual return (loss) on plan assets	126.4	(22.3)	(4.3)	11.0	(2.8)	(1.5)
USEC contributions	8.9	1.6	1.0	8.3	3.6	6.2
Benefits paid	(31.8)	(14.2)	(28.6)	(4.9)	(1.8)	(3.0)

Fair value of plan assets at end of period	611.1	507.6	542.5	57.1	42.7	43.7

Funded (unfunded) status	8.8	(13.6)	56.3	(177.5)	(150.6)	(129.5)
Unrecognized prior service costs (benefit)	2.9	1.4	1.5	(3.3)	(5.8)	(7.0)
Unrecognized net actuarial (gains) losses	64.6	96.0	25.0	42.7	18.6	1.4

Prepaid (accrued) benefit costs at end of period	$76.3	$83.8	$82.8	$(138.1)	$(137.8)	$(135.1)

Assumptions used to determine benefit obligations at end of period:
Discount rate	6.00%	6.75%	7.25%	6.00%	6.75%	7.25%
Compensation increases	4.00	4.25	4.50	4.00	4.25	4.50

     Projected benefit obligations are based on actuarial assumptions including future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. The accumulated benefit obligations for the defined benefit pension plans was $525.7 million at December 31, 2003, $456.3 million at December 31, 2002, and $419.3 million at June 30, 2002.

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

     The components of net benefit costs (income) follow (in millions):

					Postretirement Health
	Defined Benefit Pension Plans				and Life Benefits Plans
		Six-Month	Fiscal Years			Six-Month	Fiscal Years
	Year Ended	Period Ended	Ended		Year Ended	Period Ended	Ended
	December 31,	December 31,	June 30,		December 31,	December 31,	June 30,
	2003	2002	2002	2001	2003	2002	2002	2001
Service cost	$11.5	$5.6	$10.3	$9.4	$6.3	$3.5	$7.2	$7.1
Interest cost	35.3	17.3	34.6	33.7	13.2	6.3	11.9	12.4
Expected return on plan assets (gains)	(44.5)	(23.5)	(50.5)	(55.0)	(3.6)	(2.0)	(3.6)	(3.4)
Amortization of prior service costs (credit)	.2	—	.1	—	(2.4)	(1.2)	(2.4)	(2.4)
Amortization of actuarial (gains) losses	4.8	—	—	(7.3)	—	—	—	—
Net benefit costs (income)	$7.3	$(.6)	$(5.5)	$(19.2)	$13.5	$6.6	$13.1	$13.7

Assumptions used to determine net benefit costs:
Discount rate	6.75%	7.25%	7.50%	8.00%	6.75%	7.25%	7.50%	8.00%
Expected return on plan assets	9.00	9.00	9.00	9.00	9.00	9.00	9.00	9.00
Compensation increases	4.25	4.5	4.50	4.50	4.25	4.50	4.50	4.50

     The expected return on plan assets for determining net benefits costs has been reduced to 8.50% for 2004. The expected return is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns for each asset class are based on historical returns and expectations of future returns. Independent investment advisors manage assets in each category to maximize investment returns within reasonable and prudent levels of risk. Risk is reduced by diversifying plan assets in a broad mix of asset classes and by following a strategic asset allocation approach. Asset classes and target weights are adjusted periodically to optimize the long-term portfolio risk/return tradeoff, to provide liquidity for benefit payments, and to align portfolio risk with the underlying obligations.

     Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	Postretirement Health
	Benefits Plans
	December 31,		June 30,
	2003	2002	2002
Healthcare cost trend rate for the following year	10%	10%	12%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2009	2006	2006

     A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$34.0	$(27.7)
Net benefit costs	3.2	(2.6)

Plan Assets

     The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

	Percentage of Plan Assets			Target Allocation
	December 31,		June 30,	Range
	2003	2002	2002	2003
Defined Benefit Pension Plans
Equity securities	63%	59%	60%	50-70%
Debt securities	37	41	40	30-50

	100%	100%	100%

Postretirement Health and Life Plans
Equity securities	65%	64%	63%	55-75%
Debt securities	35	36	37	25-45

	100%	100%	100%

Cash Flows

     USEC’s cash contributions to the plans in 2004 are expected as follows: $8.3 million for the defined benefit pension plans and $9.0 million for the postretirement health and life benefit plans.

Other Plans

     USEC sponsors 401(k) and other defined contribution plans for employees. Employee contributions are matched at established rates. Amounts contributed are invested in securities and administered by independent trustees. USEC’s matching cash contributions amounted to $4.8 million in 2003, $2.6 million in the six-month period ended December 31, 2002, and $5.3 million in the fiscal year ended June 30, 2002.

13. DEFERRED COMPENSATION

     Pursuant to Supplemental Executive Retirement Plans (“SERP”) and pension restoration plans, USEC provides executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law. Under a 401(k) restoration plan, executive officers contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. Costs for plans providing SERP, pension and 401(k) restoration benefits for executive officers amounted to $9.7 million in 2003, $1.3 million in the six-month period ended December 31, 2002, $2.3 million in the fiscal year ended June 30, 2002, and $1.3 million in the fiscal year ended June 30, 2001.

14. STOCKHOLDERS’ EQUITY

Dividend Payments

     Cash dividend payments of $45.2 million (quarterly rate of $.1375 per share) in 2003 and $11.2 million (or $.1375 per share) paid in December 2002 were charged against excess of capital over par value in the stockholders’ equity section. Cash dividends paid at the quarterly rate of $.1375 per share in March, June and September 2002 aggregated $33.5 million and were charged against retained earnings.

Common Stock

     Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding
Balance at June 30, 2000	100,320	(17,842)	82,478
Repurchase of common stock	—	(2,819)	(2,819)
Common stock issued	—	907	907

Balance at June 30, 2001	100,320	(19,754)	80,566
Common stock issued	—	744	744

Balance at June 30, 2002	100,320	(19,010)	81,310
Common stock issued	—	463	463

Balance at December 31, 2002	100,320	(18,547)	81,773
Common stock issued	—	781	781

Balance at December 31, 2003	100,320	(17,766)	82,554

Preferred Stock Purchase Rights

     In April 2001, the Board of Directors approved a shareholder rights plan, under which shareholders of record on May 9, 2001, received rights that initially trade together with USEC common stock and are not exercisable. In the absence of further action by the Board, the rights generally would become exercisable and allow the holder to acquire USEC common stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of USEC common stock or commences a tender or exchange offer to acquire 15% or more of the common stock of USEC. However, any rights held by the acquirer would not be exercisable. The Board of Directors may direct USEC to redeem the rights at $.01 per right at any time before the tenth day following the acquisition of 15% or more of USEC common stock.

Stock-Based Compensation

     In February 1999, stockholders approved the USEC Inc. 1999 Equity Incentive Plan (the “Plan”), under which 9.0 million shares of common stock were reserved for issuance over a 10-year period: 6,750,000 shares for nonqualified and incentive stock options and 2,250,000 shares for restricted stock or stock units, performance awards and other stock-based awards. There were 2,227,000 shares available for future awards under the Plan at December 31, 2003, including: 1,494,000 shares available for grants of stock options and 733,000 shares for other awards. A total of 3,092,000 shares was available at December 31, 2002.

     Grants of restricted stock, net of forfeitures, resulted in deferred compensation, based on the market value of common stock at the date of grant, of $1.4 million in 2003, $2.1 million in the six-month period ended December 31, 2002, and $2.3 million in the fiscal year ended June 30, 2002. Sale of such shares is restricted prior to the date of vesting. Deferred compensation is amortized to expense on a straight-line basis over the vesting period.

     Compensation expense for restricted stock units is accrued to expense over a three-year performance period.

     Stock-based compensation expense amounted to $4.5 million in 2003, $1.6 million in the six-month period ended December 31, 2002, and $4.2 million in the fiscal year ended June 30, 2002.

     As long as stock options are granted at an exercise price equal to the market value of common stock at the date of grant, there is no compensation expense for the grant, vesting, or exercise of stock options. Options vest or become exercisable in equal annual installments over a three to five year period and expire 10 years from the date of grant. In the fiscal year ended June 30, 2002, certain officers and employees surrendered their rights to 1.2 million stock options that had been granted to them in the fiscal year ended June 30, 2000, at an exercise price of $11.88 per share. A summary of shares available for grants of stock options and stock options outstanding follows (shares in thousands):

	Shares	Outstanding Stock Options
	Available for		Weighted-
	Grant of		Average
	Stock Options	Shares	Exercise Price
Balance at June 30, 2000	2,571	4,179	$8.27
Granted	(108)	108	4.33
Exercised	—	(67)	4.69
Forfeited	972	(972)	9.69

Balance at June 30, 2001	3,435	3,248	7.78
Granted	(1,138)	1,138	8.18
Exercised	—	(162)	5.06
Forfeited	1,378	(1,378)	11.36

Balance at June 30, 2002	3,675	2,846	6.40
Granted	(1,575)	1,575	7.02
Exercised	—	(56)	4.69
Forfeited	37	(37)	8.30

Balance at December 31, 2002	2,137	4,328	6.63
Granted	(728)	728	6.97
Exercised	—	(264)	5.19
Forfeited	85	(85)	10.16

Balance at December 31, 2003	1,494	4,707	6.70

     Options outstanding and options exercisable at December 31, 2003, follow (shares in thousands):

Exercise	Options	Remaining	Options
Price	Outstanding	Life in Years	Exercisable
$4.69	1,234	6.3	1,234
7.00	699	8.2	112
7.02	1,443	7.4	665
7.90	300	.9	300
8.50	743	7.6	519
4 to 14	288	7.1	216

	4,707	6.8	3,046

     In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over a 10-year period by participating employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. There were 333,000 shares purchased by participating employees in 2003, 130,000 shares purchased in the six-month period ended December 31, 2002, and 320,000 shares purchased in the fiscal year ended June 30, 2002.

15. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

			Six-Month		Fiscal Years
	Years Ended		Periods Ended		Ended
	December 31,		December 31,		June 30,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
United States	$931.7	$860.2	$457.0	$651.2	$1,054.3	$592.2

Foreign:
Japan	277.8	342.9	171.0	178.6	350.5	370.6
Other	250.8	193.7	149.4	79.6	124.0	216.4

	528.6	536.6	320.4	258.2	474.5	587.0

	$1,460.3	$1,396.8	$777.4	$909.4	$1,528.8	$1,179.2

     Revenue from Exelon Corporation, a domestic customer, represented more than 10%, but less than 15% of total revenue in 2003, the six-month period ended December 31, 2002, and the fiscal years ended June 30, 2002 and 2001. Revenue under government contracts with DOE and DOE contractors represented 11% of total revenue in 2003.

     USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2003, all of which were located in the United States.

     USEC has two reportable segments: low enriched uranium and U.S. Government contracts. Low enriched uranium is the primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The government contracts segment represents work performed for DOE and DOE contractors at the Portsmouth and Paducah plants.

     Operating income for segment reporting is measured before selling, general and administrative expenses. Advanced technology development costs reduce the operating income of the low enriched uranium segment. There are no intersegment transactions that impact revenue or operating income before selling, general, and administrative expenses.

		Six-Month	Fiscal Years
	Year Ended	Period Ended	Ended
	December 31,	December 31,	June 30,
	2003	2002	2002	2001
		(millions)
Revenue:
Low enriched uranium	$1,294.3	$707.8	$1,426.2	$1,143.9
U.S. Government contracts	166.0	69.6	102.6	35.3

	$1,460.3	$777.4	$1,528.8	$1,179.2

Operating income (loss) before selling, general, and administrative expenses:
Low enriched uranium	$149.3	$32.8	$111.7	$152.2
Less: Advanced technology development costs	44.8	16.0	12.6	11.4

	104.5	16.8	99.1	140.8
U.S. Government contracts	15.8 (1)	3.6	1.7	(2.8)

Operating income before selling, general, and administrative expenses	120.3	20.4	100.8	138.0
Selling, general, and administrative	69.4	27.6	50.7	48.8

Operating income (loss)	50.9	(7.2)	50.1	89.2
Interest expense, net of interest income	33.0	15.4	27.6	24.3

Income (loss) before income taxes	$17.9	$(22.6)	$22.5	$64.9

(1)	Operating income before selling, general, and administrative expenses for government contracts in 2003 includes $11.8 million resulting from USEC and DOE finalizing the cold standby and uranium deposit removal contract in September 2003 for work performed at the Portsmouth plant from July 2001 to December 2003. USEC earned a fee on the contract along with a pension cost adjustment. The pension adjustment results from differences between pension costs calculated and funded in accordance with government cost accounting standards and pension costs determined in accordance with generally accepted accounting principles.

	December 31,	December 31,	June 30,
	2003	2002	2002
		(millions)
Assets:
Low enriched uranium	$1,995.7	$1,987.6	$2,122.8
U.S. Government contracts	58.1	61.9	45.2

	$2,053.8	$2,049.5	$2,168.0

16. QUARTERLY FINANCIAL DATA (Unaudited)

     The following table summarizes quarterly and annual results of operations (in millions, except per share data):

	March 31,	June 30,	Sept. 30,	Dec. 31,	Year
	2003	2003	2003	2003	2003
	As restated(1)
Revenue	$327.1	$362.6	$341.1	$429.5	$1,460.3
Cost of sales	292.0	321.0	304.4	377.8	1,295.2

Gross profit	35.1	41.6	36.7	51.7	165.1
Advanced technology development costs	9.6	11.0	10.6	13.6	44.8
Selling, general and administrative	14.4	14.8	12.3	27.9	69.4

Operating income	11.1	15.8	13.8	10.2	50.9
Interest expense	9.2	9.7	9.8	9.7	38.4
Interest (income)	(1.7)	(1.4)	(1.5)	(.8)	(5.4)
Provision for income taxes	1.5	3.2	2.1	.4	7.2

Net income	$2.1	$4.3	$3.4	$.9	$10.7

Net income per share – basic and diluted	$.03	$.05	$.04	$.01	$.13
Average number of shares outstanding	82.0	82.2	82.3	82.5	82.2

	March 31,		June 30,	Sept. 30,	Dec. 31,	Year
	2002		2002	2002	2002	2002
	As restated (1)
Revenue	$272.6		$346.8	$394.4	$383.0	$1,396.8
Cost of sales	252.5		311.2	367.6	373.4	1,304.7

Gross profit	20.1		35.6	26.8	9.6	92.1
Special charge (credit) for consolidating plant operations	(6.7	)(2)	—	—	—	(6.7	)(2)
Advanced technology development costs	2.4		4.5	6.0	10.0	22.9
Selling, general and administrative	11.7		14.8	11.7	15.9	54.1

Operating income (loss)	12.7		16.3	9.1	(16.3)	21.8
Interest expense	8.9		9.0	9.3	9.3	36.5
Interest (income)	(1.6)		(2.2)	(2.2)	(1.0)	(7.0)
Provision (credit) for income taxes	1.1		2.4	.8	(8.7)	(4.4)

Net income (loss)	$4.3		$7.1	$1.2	$(15.9)	$(3.3)

Net income (loss) per share – basic and diluted	$.05		$.09	$.01	$(.19)	$(.04)
Average number of shares outstanding	80.9		81.3	81.5	81.7	81.4

(1)	USEC performs contract work for DOE and DOE contractors at the Portsmouth and Paducah plants. Beginning in the fourth quarter of 2003, billings under government contracts are reported as part of revenue, and costs are reported as part of costs and expenses. In earlier periods, the net amount of income or expense for government contracts was reported as part of other income (expense) net. The statements of income (loss) for periods prior to the fourth quarter of 2003 have been restated to conform to the current presentation. There is no effect on net income or net income per share as a result of the change.

(2)	The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in the first quarter of 2002 represents a change in estimate of costs for consolidating plant operations.

Glossary

American Centrifuge – USEC is developing the American Centrifuge technology based on the proven workable U.S. centrifuge technology developed by DOE in the mid-1980s.

American Centrifuge Demonstration Facility – Demonstration facility in Piketon, Ohio where USEC plans to install a lead cascade of centrifuge machines to demonstrate the American Centrifuge technology.

Assay – The concentration of U235 expressed by percentage of weight in a given quantity of uranium ore, uranium hexafluoride, uranium oxide or other uranium form. An assay of 3 to 5% U235 is required for most commercial nuclear power plants.

Cascade – Enrichment stages piped together in a series or combination series/parallel arrangement to form the production process in a gas centrifuge plant or a gaseous diffusion plant.

Centrifuge – A means of enriching uranium by spinning uranium hexafluoride at high speeds, thus using centrifugal force to separate the heavier U238 from the lighter U235.

CERCLA – The Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. 9601 et seq.). A federal law passed in 1980 by the Superfund Amendments and Reauthorization Act. The acts created a government trust fund, commonly known as Superfund, to investigate and clean up abandoned or uncontrolled hazardous waste sites.

Depleted Uranium – Uranium hexafluoride that is depleted in the U235 isotope as a result of the enrichment process.

DOC – The U.S. Department of Commerce.

DOE – The U.S. Department of Energy.

Downblending – The process of downblending is diluting or mixing highly enriched uranium with uranium to produce low enriched uranium which is a uranium with a concentration of U235 of less than 5% for use in commercial nuclear reactors.

EEI – Electric Energy Inc., an electric power supplier to the Paducah plant.

Enrichment – The step in the nuclear fuel cycle that increases the weight percent of U235 relative to U238 in order to make uranium usable as a fuel for nuclear power reactors.

EPA – The U.S. Environmental Protection Agency.

Executive Agent MOA – the Executive Agent Memorandum of Agreement under which USEC is the U.S. Executive Agent and purchases the SWU component of LEU under the Russian Contract.

Gaseous Diffusion – A means of enriching uranium hexafluoride, which is heated to a gas and passed repeatedly through porous barriers to separate the heavier U238 from the lighter U235. The gas that diffuses through the barrier becomes increasingly more concentrated or enriched.

GCEP – Gas Centrifuge Enrichment Plant – Buildings located in Piketon, Ohio under temporary lease from DOE where USEC plans to demonstrate the American Centrifuge technology and construct and operate the American Centrifuge uranium enrichment plant.

Highly Enriched Uranium – Highly enriched uranium is enriched to an assay in excess of 20 percent U235.

Isotope – One or more atoms of an element having the same atomic number but different mass number.

Low Enriched Uranium (“LEU”) – Low enriched uranium enriched in the isotope U235 to an assay of less than 20%. Commercial grade LEU typically has an assay of 3 to 5% and is used as fuel in nuclear reactors for the generation of electric power.

Megawatt (“MW”) – A megawatt equals 1,000 kilowatts. One megawatt-hour represents one hour of electricity consumption at a constant rate of 1 MW.

Natural Uranium – Uranium that has not been enriched.

NRC – The U.S. Nuclear Regulatory Commission.

OVEC – Ohio Valley Electric Corporation, an electric power supplier to the Portsmouth plant.

PACE – Paper, Allied-Industrial, Chemical and Energy Workers International Union.

Russian Contract – Agreement Between the United States and the Russian Federation Concerning the Disposition of Highly Enriched Uranium Extracted from Nuclear Weapons, dated January 14, 1994, as amended. USEC serves as Executive Agent for the United States Government, and TENEX serves as Executive Agent of the Russian Federation.

SCDHC – South Carolina Department of Health and Environmental Control.

Separative Work Unit (“SWU”) – The standard measure of enrichment in the uranium enrichment industry is a separative work unit. A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope, and is measured using a standard formula based on the physics of uranium enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as the SWU component.

Technetium – A byproduct from the operation of nuclear reactors and a contaminant in natural uranium.

TENEX – OAO Techsnabexport, Executive Agent for Russian Federation under the Russian Contract.

TVA – Tennessee Valley Authority supplies electric power to the Paducah gaseous diffusion plant.

Underfeeding – Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power.

Uranium – One of the heaviest elements found in nature. Approximately 993 of every 1000 uranium atoms are U238 while approximately seven atoms are U235, which can be made to split, or fission, and generate heat energy.

Uranium Hexafluoride – Uranium chemical compound produced from converting natural uranium oxide into a fluoride at a conversion plant. Uranium hexafluoride is the feed material for uranium enrichment plants.

EXHIBIT INDEX

Exhibit
Number	Description

10.62	Severance Agreement and General Release between USEC Inc. and Dennis R. Spurgeon, Executive Vice President and Chief Operating Officer, dated November 21, 2003.

10.63	Employment Agreement between USEC Inc. and Lisa E. Gordon-Hagerty, Executive Vice President and Chief Operating Officer, dated December 15, 2003.

10.64	Administrative Order on Consent for Removal Action in the Matter of Starmet CMI, dated February 6, 2004, between the United States Environmental Protection Agency, United States Enrichment Corporation, United States Department of Energy and United States Department of the Army.

10.65	Settlement Agreement (relating to Power Agreement between Ohio Valley Electric Corporation and the United States of America), dated February 9, 2004, between United States Enrichment Corporation and the United States of America, acting by and through the United States Department of Energy.

10.66	Agreement, dated February 17, 2004, between the U.S. Department of Energy and the United States Enrichment Corporation Concerning the Temporary Lease of Certain Facilities In Support of the American Centrifuge Program.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d- 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.