Form 10-Q
period 2004-03-31
USEC INC
filed 2004-04-28
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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
Yes X   No___

     As of March 31, 2004, there were 83,843,000 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

Page
PART I
Financial Information

Consolidated Condensed Financial Statements:
Consolidated Condensed Balance Sheets at March 31, 2004 (Unaudited) and December 31, 2003	3
Consolidated Condensed Statements of Income (Loss) for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	5
Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Quantitative and Qualitative Disclosures about Market Risk	21
Controls and Procedures	21

PART II

Other Information

Item 1. Legal Proceedings	22
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23
Item 6. Exhibits and Reports on Form 8-K	24
Signature	24
Exhibit Index	25

     This Quarterly Report on Form 10-Q contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementing agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of centrifuge technology and facilities, satisfactory performance of the American Centrifuge technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans, the refueling cycles of USEC’s customers, final determinations of environmental and other costs, the outcome of litigation and trade actions, performance under government contracts, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$146.1	$249.1
Accounts receivable — trade	128.1	254.5
Inventories	1,049.0	883.2
Other	41.3	39.9

Total Current Assets	1,364.5	1,426.7
Property, Plant and Equipment, net	183.0	185.1
Other Assets
Deferred income taxes	52.3	52.5
Prepayment and deposit for depleted uranium	40.2	47.1
Prepaid pension benefit costs	79.2	76.3
Inventories	249.8	266.1

Total Other Assets	421.5	442.0

Total Assets	$1,969.0	$2,053.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$178.9	$188.3
Payables under Russian Contract	110.4	119.3
Uranium owed to suppliers	35.0	45.0
Termination settlement obligation under power purchase agreement	—	33.2
Deferred revenue and advances from customers	31.0	25.8

Total Current Liabilities	355.3	411.6
Long-Term Debt	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	6.7	13.5
Depleted uranium disposition	45.6	53.5
Postretirement health and life benefit obligations	140.4	138.1
Other liabilities	51.6	50.9

Total Other Liabilities	244.3	256.0
Stockholders’ Equity	869.4	886.2

Total Liabilities and Stockholders’ Equity	$1,969.0	$2,053.8

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)
(millions, except per share data)

	Three Months Ended
	March 31,
	2004	2003
		As restated
Revenue:
Separative work units	$127.4	$261.7
Uranium	14.0	24.5
U.S. Government contracts	38.6	40.9

Total revenue	180.0	327.1
Cost of sales:
Separative work units and uranium	127.3	251.6
U.S. Government contracts	37.1	40.4

Total cost of sales	164.4	292.0

Gross profit	15.6	35.1
Centrifuge demonstration costs	9.4	9.6
Selling, general and administrative	16.0	14.4

Operating income (loss)	(9.8)	11.1
Interest expense	9.4	9.2
Interest (income)	(.7)	(1.7)

Income (loss) before income taxes	(18.5)	3.6
Provision (credit) for income taxes	(7.3)	1.5

Net income (loss)	$(11.2)	$2.1

Net income (loss) per share — basic and diluted	$(.13)	$.03
Dividends per share	$.1375	$.1375
Average number of shares outstanding	83.0	82.0

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	March 31,

	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$(11.2)	$2.1
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	7.7	6.9
Depleted uranium disposition	(1.0)	(2.5)
Deferred revenue and advances from customers	(1.6)	(40.8)
Changes in operating assets and liabilities:
Accounts receivable — decrease	126.4	12.7
Inventories — net (increase) decrease	(153.0)	47.2
Payables under Russian Contract — (decrease)	(8.9)	(39.9)
Payment of termination settlement obligation under power purchase agreement	(33.2)	—
Income taxes payable — net increase (decrease)	(14.9)	1.3
Accounts payable and other — net (decrease)	(2.1)	(7.1)

Net Cash (Used in) Operating Activities	(91.8)	(20.1)

Cash Flows Used in Investing Activities
Capital expenditures	(5.6)	(8.4)

Net Cash (Used in) Investing Activities	(5.6)	(8.4)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(11.5)	(11.3)
Common stock issued	5.9	1.0

Net Cash (Used in) Financing Activities	(5.6)	(10.3)

Net (Decrease)	(103.0)	(38.8)
Cash and Cash Equivalents at Beginning of Period	249.1	171.1

Cash and Cash Equivalents at End of Period	$146.1	$132.3

Supplemental Cash Flow Information:
Interest paid	$17.0	$16.9
Income taxes paid	7.3	—

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

     The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2004 and 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.

     Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-K for the year ended December 31, 2003.

     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.

2.  Centrifuge Costs

     USEC is in the process of demonstrating the American Centrifuge technology and expects to construct and operate the American Centrifuge uranium enrichment plant by 2010. Costs relating to demonstration and deployment of the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities.

     Centrifuge costs relating to the process of demonstrating the American Centrifuge technology are charged to expense as incurred. Demonstration costs include licensing, engineering, assembling and testing centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility in Piketon, Ohio.

     Capitalized costs relating to the American Centrifuge uranium enrichment plant include, or will include, enrichment plant licensing, engineering, centrifuge machines and equipment, leasehold improvements and other costs directly associated with deploying the American Centrifuge at the commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion, including licensing, financing, and installation and operation of centrifuge machines and equipment. If conditions change and deployment was no longer probable, costs that were previously capitalized would be charged to expense.

3.  Restatement of Statement of Income

     USEC performs contract work for DOE and DOE contractors at the Portsmouth and Paducah plants. Beginning in the fourth quarter of 2003, billings under government contracts are reported as part of revenue, and costs are reported as part of costs and expenses. In prior periods, the net amount of income or expense for government contracts had been reported as part of other income (expense), net. The statement of income for the three months ended March 31, 2003, has been restated to conform to the current presentation. Revenue and cost of sales increased, and other income (expense), net was adjusted by the net amount. There was no effect on net income or net income per share as a result of the change. The effects of the restatement are as follows (in millions, except per share data):

	As previously
	reported	As restated
Three Months Ended March 31, 2003
Revenue	$286.2	$327.1
Cost of sales	251.6	292.0
Other (income) expense, net	(.5) (a)	—
Net income	2.1	2.1
Net income per share	$.03	$.03

_____________
(a) Interest income amounting to $1.7 million in the three months ended March 31, 2003, had been reported as part of other income. Beginning in the third quarter of 2003, interest income is reported as a separate line item in the statement of income (loss). Prior periods have been reclassified to conform to the current presentation.

4.  Accounts Receivable

     Accounts receivable were as follows (in millions):

	March 31,	December 31,
	2004	2003
Utility customers:
Trade receivables	$53.6	$168.4
Uranium loaned to customers.	5.1	30.6

	58.7	199.0

Department of Energy:
Government contracts	19.7	22.8
Unbilled revenue	49.7	32.7

	69.4	55.5

	$128.1	$254.5

     Billings under government contracts are invoiced based on provisional billing rates approved by DOE. Unbilled revenue of $49.7 million at March 31, 2004, represents the difference between actual costs incurred and invoiced amounts. USEC expects to invoice and collect unbilled revenue of $39.6 million as soon as revised provisional billing rates are approved by DOE, and USEC expects to collect the remaining unbilled revenue of approximately $10.1 million as soon as a cost ratification request submitted by USEC for processing out-of-specification uranium during the period from December 20, 2003 to April 7, 2004, is approved by DOE.

5.  Inventories

     Inventories were as follows (in millions):

	March 31,	December 31,
	2004	2003
Current assets:
Separative work units	$799.0	$673.0
Uranium	228.0	187.9
Materials and supplies	22.0	22.3

	1,049.0	883.2
Long-term assets:
Out-of-specification uranium	146.4	156.2
Highly enriched uranium from Department of Energy	103.4	109.9

	249.8	266.1

	$1,298.8	$1,149.3

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

     Under the DOE-USEC Agreement signed in June 2002 (“DOE-USEC Agreement”), DOE is obligated to replace or remediate the affected uranium inventory, and USEC has been working with DOE to facilitate this process. USEC has been operating facilities at the Portsmouth plant since June 2002, and, at March 31, 2004, had completed the processing and removal of contaminants from 4,039 metric tons (or 42%) of the out-of-specification uranium. From June 17, 2002, through December 19, 2003, USEC operated the facilities pursuant to three successive agreements with DOE under which USEC was reimbursed for its costs. Thereafter, from December 20, 2003, until April 7, 2004, while negotiating a new agreement with DOE, USEC continued operations with DOE’s knowledge but without a written contract. USEC has asked DOE to ratify and pay costs during the period from December 20, 2003, until April 7, 2004, and that request is currently under consideration. USEC believes it will be reimbursed for its costs during this period. On April 7, 2004, USEC and DOE concluded a letter work authorization for USEC to process out-of-specification uranium for DOE during the period from April 7, 2004 to September 30, 2004. At March 31, 2004, the remaining amount of uranium inventory that may contain elevated levels of technetium and be out of specification is 5,511 metric tons with a cost of $146.4 million reported as part of long-term assets.

     Pursuant to the terms of the DOE-USEC Agreement, DOE was obligated to exchange, replace, clean up or reimburse USEC for 2,116 metric tons of the out-of-specification natural uranium as of March 31, 2003. Although DOE had not exchanged, replaced or cleaned up, or reimbursed USEC as of March 31, 2004, USEC continues to expect that DOE will fulfill its obligation pursuant to the terms of the DOE-USEC Agreement.

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

6.  Special Charges for Consolidating Plant Operations

     The accrued liability resulting from special charges for consolidating plant operations amounted to $12.9 million at December 31, 2003, and related to lease turnover and other exit costs. In the three months ended March 31, 2004, the amount of $5.0 million was paid, and the remaining amount of $7.9 million was reclassified to a lease turnover obligation.

7.  Stock-Based Compensation

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

     Under the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” pro forma net income assumes compensation expense is recognized based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” with the fair value of stock options measured at the date of grant based on the Black-Scholes option pricing model and amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) if the fair value method of accounting had been applied (in millions, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss), as reported	$(11.2)	$2.1
Add: Stock-based compensation expense included in reported results, net of tax	1.0	.5
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(1.7)	(1.0)

Pro forma net income (loss)	$(11.9)	$1.6

Net income (loss) per share:
As reported	$(.13)	$.03
Pro forma	$(.14)	$.02

8. Pension and Postretirement Health and Life Benefits

     The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension		Postretirement Health and
	Plans		Life Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Service cost	$3.4	$3.1	$2.1	$2.0
Interest cost	9.0	8.8	3.6	3.4
Expected return on plan assets (gains)	(12.7)	(11.2)	(1.2)	(1.0)
Amortization of prior service costs (credit)	.1	—	(.6)	(.6)
Amortization of actuarial (gains) losses	.1	1.1	.5	—

Net benefit costs (income)	$(.1)	$1.8	$4.4	$3.8

     Projected pension benefit obligations were 101% funded and postretirement health and life benefit obligations were 24% funded at December 31, 2003.

9. Stockholders’ Equity

     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common
	Stock,
	Par Value	Excess of	Retained			Total
	$.10 per	Capital over	Earnings	Treasury	Deferred	Stockholders'
	share	Par Value	(Deficit)	Stock	Compensation	Equity
Balance at December 31, 2003	$10.0	$1,009.0	$(4.6)	$(127.7)	$(.5)	$886.2
Common stock issued	—	(.6)	—	9.1	(2.6)	5.9
Dividends paid to stockholders	—	(11.5)	—	—	—	(11.5)
Net income (loss)	—	—	(11.2)	—	—	(11.2)

Balance at March 31, 2004	$10.0	$996.9	$(15.8)	$(118.6)	$(3.1)	$869.4

10. Power Contract and Commitments

     In 2001 and prior years, USEC purchased electric power for the Portsmouth uranium enrichment plant from DOE under a contract with DOE. DOE acquired the power under a power purchase agreement with the Ohio Valley Electric Corporation (“OVEC”). In June 2000, USEC announced that it would cease uranium enrichment operations at the Portsmouth plant in June 2001. As a result of this decision, in September 2000, USEC requested that DOE notify OVEC that DOE would terminate the power purchase agreement effective April 30, 2003, and that DOE would cease taking power after August 2001. USEC ceased uranium enrichment operations at the Portsmouth plant in 2001.

     As a result of termination of the power purchase agreement, DOE was responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shutdown of the coal-burning power generating facilities owned and operated by OVEC. Under its contract with DOE, USEC was, in turn, responsible for a portion of DOE’s costs. In February 2004, OVEC and DOE, and DOE and USEC, entered into agreements and settled all the issues relating to the termination, and USEC paid the previously accrued amount of $33.2 million representing its share of the obligation.

11. Legal Matters

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

     At March 31, 2004, USEC has an accrued liability of $8.9 million representing its current estimate of its share of costs to comply with the EPA settlement agreement, to comply with a settlement agreement with the South Carolina Department of Health and Environmental Control (“SCDHEC”), and other costs associated with the Starmet facility. Additional costs could be incurred due to a number of factors including, but not limited to, increases in costs associated with the removal and disposal of material from the Starmet site, increases in costs associated with remediation of the evaporation ponds, or a decision by EPA or SCDHEC to perform additional remediation at the site after completion of the removal and disposal activities. An allocation of costs to USEC in excess of the amounts that USEC has accrued at March 31, 2004, could have an adverse effect on USEC’s results of operations.

     Other

     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

12. Segment Information

     USEC has two reportable segments: low enriched uranium and U.S. Government contracts. Low enriched uranium is the primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. Government contracts segment represents work performed for DOE and DOE contractors at the Portsmouth and Paducah plants.

     Operating income for segment reporting is measured before selling, general and administrative expenses. Centrifuge demonstration costs are reported as charges against operating income of the low enriched uranium segment. There are no transactions between reportable segments that impact revenue or operating income before selling, general and administrative expenses.

	Three Months Ended
	March 31,
	2004	2003
	(millions)
Revenue:
Low enriched uranium	$141.4	$286.2
U.S. Government contracts	38.6	40.9

	$180.0	$327.1

Operating income before selling, general and administrative expenses:
Low enriched uranium	$14.1	$34.6
Less: Centrifuge demonstration costs	9.4	9.6

	4.7	25.0
U.S. Government contracts	1.5	.5

Operating income before selling, general and administrative expenses	6.2	25.5
Selling, general and administrative	16.0	14.4

Operating income (loss)	(9.8)	11.1
Interest expense, net of interest income	8.7	7.5

Income (loss) before income taxes	$(18.5)	$3.6

USEC Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2003.

Overview

     USEC Inc. (“USEC”), a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. USEC:

•	supplies LEU to both domestic and international utilities for use in about 160 nuclear reactors worldwide,

•	is the exclusive executive agent for a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	is in the process of deploying what is anticipated to be the world’s most efficient uranium enrichment technology, and

•	performs contract work for DOE and DOE contractors at the Paducah and Portsmouth plants.

     LEU is sold and measured by the components separative work units (“SWU”) and uranium. SWU is a standard unit of measurement which represents the effort required to separate specific quantities of uranium containing .711% of U235 into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as the SWU component.

     USEC produces or acquires LEU from two principal sources. LEU is produced at the gaseous diffusion plant in Paducah, Kentucky, and SWU is purchased from Russia. Revenue is derived primarily from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium.

     The gaseous diffusion process uses significant amounts of electric power to enrich uranium, and costs for electric power typically represent 60% of production costs at the Paducah plant. USEC purchases about 78% of the electric power for the Paducah plant from Tennessee Valley Authority. USEC maintains the Portsmouth gaseous diffusion plant in Piketon, Ohio in a cold standby condition under a contract with DOE. The gaseous diffusion plants are leased from DOE and are regulated by the U.S. Nuclear Regulatory Commission (“NRC”). In 2003, USEC applied for and NRC granted a renewal of the certifications for the five-year period ending December 2008.

     USEC is the exclusive executive agent for the U.S. Government under a government-to-government agreement (the “Russian Contract”) to purchase the SWU component of LEU derived from highly enriched uranium contained in decommissioned nuclear warheads in Russia. USEC expects purchases under the Russian Contract will be about half of its supply mix in 2004.

     USEC is in the process of demonstrating the American Centrifuge technology and expects to build and operate the American Centrifuge uranium enrichment plant by 2010. In January 2004, USEC selected Piketon, Ohio as the site for the American Centrifuge uranium enrichment plant. The plant is expected to cost up to $1.5 billion, employ up to 500 people, and reach an initial annual production level of 3.5 million SWU by 2010. USEC plans to submit the enrichment plant license application to the NRC in August 2004, ahead of the milestone schedule in the DOE-USEC Agreement.

     USEC performs and earns revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants. DOE has extended the cold standby contract through April 30, 2004, and USEC and DOE are negotiating contract terms for further extensions. USEC operates facilities at the Portsmouth plant to process and clean up out-of-specification uranium for DOE. In April 2004, USEC and DOE concluded a letter work authorization for USEC to process out-of-specification uranium for DOE during the period from April 7, 2004 to September 30, 2004.

Critical Accounting Estimates

     The summary of significant accounting policies and the other notes to the consolidated financial statements included in the annual report on Form 10-K provides a description of relevant information regarding USEC’s significant and critical accounting estimates with respect to the following:

•	revenue recognition, including deferred revenue and advances from customers,

•	inventories of uranium and SWU and inventory costing methods, classifications and valuations,

•	costs for the future disposition of depleted uranium,

•	pension and postretirement health and life benefit costs and obligations, and

•	deferred income taxes and related valuation allowance.

     Revenue includes estimates and judgments relating to the recognition of deferred revenue and price adjustments under contracts with customers that involve pricing based on inflation rates and customers’ nuclear fuel requirements. SWU and uranium inventories include estimates and judgments for production quantities and costs and judgments regarding the replacement or remediation of out-of-specification uranium by DOE. Production costs include estimates of future costs for the storage, transportation and disposition of depleted uranium, the treatment and disposal of hazardous, low-level radioactive and mixed wastes, and plant lease turnover costs. Pension and postretirement health and life benefit costs and obligations are based on provisions of the plans and actuarial assumptions that involve estimates and judgments, including expected returns on plan assets, discount rates, and healthcare cost trend rates. Income taxes include estimates and judgments for the tax bases of assets and liabilities and the future recoverability of deferred tax assets. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

Results of Operations — Three Months Ended March 31, 2004 and 2003

     Revenue

     Revenue amounted to $180.0 million in the three months ended March 31, 2004, a decline of $147.1 million (45%) from $327.1 million in the corresponding period of 2003. SWU revenue declined $134.3 million (51%), sales of uranium declined $10.5 million (43%), and revenue from U.S. Government contracts declined $2.3 million (6%). USEC expects that revenue from sales of

SWU will be about $1.0 billion in 2004, a decline of 8% from 2003, with a large portion of the expected decline resulting from the temporary shutdown of certain nuclear reactors in Japan. USEC expects the average price billed to customers will decline about 1% in 2004, compared with 2003.

     The reduction of $134.3 million (or 51%) in SWU revenue reflects a reduction of 48% in the volume of SWU sold and a decline of 7% in the average price per SWU billed to customers. The reduction in volume reflects the timing of customer orders, lower contractual commitments from customers, and temporary shutdowns of certain nuclear reactors in Japan. The reduction in the average price billed reflects sales to customers in the three months ended March 31, 2004, based predominantly on contractual commitments from the late 1990s when SWU prices were severely depressed.

     The timing of customer orders affected revenue in the three months ended March 31, 2004. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer orders for the SWU component of LEU are large in amount, typically averaging $12.0 million per order. Customer requirements and orders are more predictable over the longer term, and USEC believes its performance is best measured on an annual, or even longer, business cycle.

     Reductions in contractual commitments from customers contributed to the reduction in revenue in the three months ended March 31, 2004. Contractual commitments have declined in recent years, primarily due to aggressive pricing by, and loss of sales commitments to, foreign competitors in prior years. In December 2000, the U.S. Department of Commerce initiated investigations into unfair pricing of imports of LEU produced by Eurodif in France, and countervailing duties on imports of LEU produced by Urenco in Germany, the Netherlands and the United Kingdom, and subsequently, market prices increased significantly. However, since contractual commitments from customers are typically long-term, the effects of aggressive or unfair pricing by foreign competitors prior to the increase in market prices have contributed to the reduction in revenue in the three months ended March 31, 2004.

     Revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. Beginning in late 2002, 17 reactors were temporarily shut down in Japan by the Ministry of Economy, Trade and Industry. USEC provides LEU for seven of the reactors that have returned to service, and three of the five reactors that remain shutdown. The shutdowns and the delay in restarting the remaining reactors postpones the utility’s requirements for reloading fuel. USEC expects revenue for the remainder of 2004 and, to a lesser extent, for 2005 will be reduced as a result of the shutdowns. A continued shutdown of reactors in Japan would have an additional adverse effect on USEC’s revenue and results of operations.

     Revenue from sales of uranium declined $10.5 million (or 43%). Under certain contracts, revenue is derived from both the SWU and uranium components of LEU. The volume of uranium sold declined 50% reflecting the timing and movement of customer orders. USEC expects that revenue from sales of uranium will be $170 million (or 12%) of total revenue in 2004, about the same as in 2003, including sales of $71 million using uranium purchased from third-party suppliers to fulfill the terms of certain contracts with customers and using uranium generated from underfeeding the enrichment process. The long-term market price for uranium hexafluoride, as published by TradeTech, was $52.72 per kilogram on March 31, 2004, compared with $46.50 on December 31, 2003, and $33.29 on December 31, 2002. Most of USEC’s uranium inventory has been committed under long-term sales contracts with utility customers, and the positive impact of the higher market prices will be limited to sales under new contracts and to sales under contracts with prices based on market prices at the time of delivery.

     USEC expects about one half of the SWU and uranium revenue for 2004 will be earned in the fourth quarter of 2004. Sales volumes and average price levels may be affected by a number of factors, including success in achieving sales targets and realization of average prices and estimates of inflation in contract price provisions. Shortfalls in volume or price could adversely affect revenue and results of operations.

     Revenue from U.S. Government contracts declined $2.3 million (or 6%) reflecting changes in work performed for DOE.

     Cost of Sales

     Total cost of sales was $164.4 million in the three months ended March 31, 2004, a decline of $127.6 million (44%) from $292.0 million in the corresponding period of 2003. Cost of sales for SWU and uranium declined $124.3 million (49%), and cost of sales for U.S. Government contracts declined $3.3 million (or 8%).

     Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold during the period and is determined by a combination of inventory levels and costs, production costs, and SWU purchase costs under the Russian Contract. Under the monthly moving average inventory cost method coupled with USEC’s inventory position, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over future periods.

     Cost of sales for SWU and uranium declined $124.3 million (or 49%). The decline reflects the reductions of 48% in the volume of SWU sold and 50% in the volume of uranium sold. Cost of sales per SWU improved 4% primarily as a result of the effect on inventory costs of purchases of SWU under the Russian Contract based on market-based pricing terms beginning in 2003.

     Cost of sales for U.S. Government contracts declined $3.3 million (or 8%) reflecting changes in work performed for DOE. The labor contract with the Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”) Local 5-689 covers 558 employees at the Portsmouth plant performing work under contracts with DOE and DOE contractors. In March 2004, USEC ratified a six-year labor contract with PACE at the Portsmouth plant.

     (a) Purchase Costs under Russian Contract

     Purchases of the SWU component of LEU under the Russian Contract amounted to $112.5 million, including shipping charges, in the three months ended March 31, 2004 (representing 46% of the supply mix), compared with $69.0 million (or 30% of the supply mix) in the corresponding period of 2003. Purchase costs per SWU increased 2% compared with the corresponding period in 2003. In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining term of the Russian Contract through 2013. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index is used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that, after the end of 2007, USEC and the Russian Executive Agent may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract in 1994 through March 31, 2004, USEC has purchased the SWU component of LEU at an aggregate cost of $3,298 million.

     Under the amended contract, USEC agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. A significant delay in deliveries of LEU from Russia would have an adverse effect on USEC’s results of operations.

     (b) Production Costs

     Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Production levels and production costs at the Paducah plant were lower but unit production costs increased 7% in the three months ended March 31, 2004, compared with the corresponding period of 2003. Production efficiency improved, continuing the efficiency gains from 2003. Costs for electric power were lower but labor and employee benefit costs were higher, compared with the corresponding period in 2003 when labor costs were reduced during a strike by PACE union employees at the Paducah plant. Power costs represented 57% of production costs, compared with 61% in the corresponding period of 2003.

     (c) Replacing Out-of-Specification Natural Uranium Inventory

     Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization in 1998 and in the process of being remediated, reported in note 5 to the consolidated condensed financial statements.

     (d) Environmental Matters

     Reference is made to information regarding environmental matters involving Starmet CMI, the U.S. Environmental Protection Agency, the South Carolina Department of Health and Environmental Control, agencies of the U.S. Government, USEC and others, reported in note 11 to the consolidated condensed financial statements.

     Gross Profit

     Gross profit amounted to $15.6 million in the three months ended March 31, 2004, a decline of $19.5 million (or 56%) from $35.1 million in the corresponding period of 2003. Gross profit for SWU and uranium was $14.1 million, a decline of 59% that reflects the 7% reduction in the average SWU price billed to customers and the reductions in the volume of SWU and uranium sold. Gross profit for U.S. Government contracts was $1.5 million, an increase of $1.0 million over the corresponding period in 2003, as USEC began earning a fee on cold standby contract work in September 2003. Gross margin was 8.7% in the three months ended March 31, 2004, compared with 10.7% in the corresponding period of 2003. USEC expects gross margin will be about 11% in 2004.

     Centrifuge Demonstration Costs

     Demonstration costs for the American Centrifuge technology amounted to $9.4 million in the three months ended March 31, 2004, about the same as in the corresponding period of 2003. Engineering, assembling and testing of major components continues at centrifuge test facilities in Oak Ridge, Tennessee, and the first five project milestones under the DOE-USEC Agreement have been achieved on or ahead of schedule. In February 2004, USEC entered into an agreement with DOE to temporarily lease portions of the Gas Centrifuge Enrichment Plant (“GCEP”) buildings in Piketon, Ohio that will be used in the demonstration of the American Centrifuge technology, and the NRC issued a license that authorizes USEC to construct and operate a lead cascade of centrifuge machines at the American Centrifuge Demonstration Facility. The demonstration facility is expected to begin operation in 2005 and will yield cost, schedule and performance data before USEC begins construction of the American Centrifuge uranium enrichment plant in 2007.

     The successful construction and operation of the American Centrifuge uranium enrichment plant is dependent upon a number of DOE actions, including USEC and DOE entering into a long-term agreement for the GCEP buildings and the clean up of the GCEP buildings by DOE. In the event DOE fails to take appropriate and timely action, it could delay or disrupt USEC’s ability to meet the milestones scheduled in the DOE-USEC Agreement.

     Selling, General and Administrative

     Selling, general, and administrative expenses amounted to $16.0 million in the three months ended March 31, 2004, an increase of $1.6 million (or 11%) from $14.4 million in the corresponding period of 2003. Compensation and employee benefit costs increased $.7 million and insurance expense increased $.5 million. The increase in insurance reflects higher premiums for directors and officers’ liability insurance. USEC is taking steps in 2004 to reduce expenses below the 2003 level. As a percentage of revenue, expenses were 8.9% reflecting the low level of sales in the three months ended March 31, 2004. USEC expects the expenses will be 4.8% of revenue in 2004, about the same as in 2003.

     Operating Income (Loss)

     There was an operating loss of $9.8 million in the three months ended March 31, 2004, compared with operating income of $11.1 million in the corresponding period of 2003. The operating loss reflects the decline in revenue.

     Provision (Credit) for Income Taxes

     The provision (credit) for income taxes reflects an effective income tax rate of 39% applied to a pre-tax loss in the three months ended March 31, 2004, compared with 42% applied to pre-tax income in the corresponding period of 2003. The effective tax rate is lower in 2004 as a result of higher export tax incentives and lower nondeductible expenses.

     Net Income (Loss)

     There was a net loss of $11.2 million (or $.13 per share) in the three months ended March 31, 2004, compared with net income of $2.1 million (or $.03 per share) in the corresponding period of 2003. The net loss reflects the decline in revenue.

Outlook

     USEC reiterates its annual guidance that it expects revenue for 2004 to be approximately $1.4 billion with about half coming in the fourth quarter due to timing of customer orders. USEC expects to invest $70 million in the American Centrifuge. Of this amount, $50 million related to demonstration activities will be expensed, which has the effect of reducing USEC’s net income by about $30 million. Approximately $20 million related to the commercial centrifuge plant is expected to be capitalized in 2004. Given this substantial spending on the American Centrifuge, USEC continues to expect net income in 2004 to be in a range of $6 to $8 million (or $.07 to $.10 per share).

     USEC also reiterates its annual guidance that operating cash flow in 2004 will be in a range of negative $110 to $130 million and that capital expenditures will be in a range of $30 to $35 million, including costs related to the American Centrifuge. USEC anticipates ending 2004 with a cash balance in a range of $40 to $60 million and that net cash flow from operating activities will return to positive levels in 2005.

Liquidity and Capital Resources

     Liquidity and Cash Flows

     Cash and cash equivalents amounted to $146.1 million at March 31, 2004, compared with $249.1 million at December 31, 2003. USEC expects cash and cash equivalents will be in a range of $40 to $60 million at December 31, 2004.

     Net cash outflow from operating activities amounted to $91.8 million in the three months ended March 31, 2004, compared with net cash outflow of $20.1 million in the corresponding period of 2003. Cash outflow in the three months ended March 31, 2004, reflects a payment of a previously accrued obligation of $33.2 million resulting from the settlement of the termination obligations under the OVEC power purchase agreement, the net loss of $11.2 million, and higher income taxes. In addition, there was a net inventory increase or temporary build up of $153.0 million and a decline of $126.4 million in accounts receivable. The increase in inventory and the decline in accounts receivable resulted from the low level of sales in the three month period ended March 31, 2004.

     Net cash outflow of $20.1 million in the three months ended March 31, 2003, reflects deliveries of $40.8 million against advances from customers resulting in non-cash revenue, higher cash payments under the Russian Contract, and the timing of collections of trade receivables.

     Capital expenditures amounted to $5.6 million in the three months ended March 31, 2004, compared with $8.4 million in the corresponding period of 2003. Capital expenditures in the 2004 period include $2.7 million for capitalized centrifuge costs associated with the American Centrifuge uranium enrichment plant. USEC expects that capitalized centrifuge costs will amount to $20 million in 2004.

     The issuance of common stock, primarily from the exercise of stock options, added $5.9 million to cash flow from financing activities in the three months ended March 31, 2004. There were 83.8 million shares of common stock outstanding at March 31, 2004, compared with 82.6 million at December 31, 2003.

     Dividends paid to stockholders amounted to $11.5 million (or a quarterly rate of $.1375 per share) in the three months ended March 31, 2004, about the same as in the corresponding period of 2003. Beginning in December 2002, cash dividends are charged against excess of capital over par value in the stockholders’ equity section.

     Capital Structure and Financial Resources

     In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     There were no short-term borrowings at March 31, 2004, or December 31, 2003.

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

     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus ½ of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At March 31, 2004, USEC was in compliance with covenants under the revolving credit facility.

     The total debt-to-capitalization ratio was 37% at March 31, 2004, and 36% at December 31, 2003. In October 2003, Standard & Poor’s affirmed the outlook on USEC as stable and affirmed the BB- rating of USEC’s senior notes ($500 million), the BB corporate credit rating, and the BBB- rating for the revolving credit facility. In April 2004, Moody’s affirmed its negative outlook, Ba2 rating for senior notes, and Ba1 senior implied rating.

     USEC expects that its cash, internally generated funds from operations, and available financing under the revolving credit facility will be sufficient in 2004 to meet its obligations as they become due and to fund operating requirements and capital expenditures, purchases of SWU under the Russian Contract, interest expense, American Centrifuge demonstration costs, and quarterly dividends.

     A summary of working capital is as follows (in millions):

	March 31,	December 31,
	2004	2003

Cash and cash equivalents	$146.1	$249.1
Accounts receivable	128.1	254.5
Inventories, net	1,014.0	838.2
Accounts payable and other assets, net	(279.0)	(326.7)

Working capital	$1,009.2	$1,015.1

Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 2004, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at March 31, 2004, are as follows (in millions):

	Maturity Dates		March 31, 2004
	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value
Long-term debt:
6.625% senior notes	$350.0		$350.0	$346.5
6.750% senior notes		$150.0	150.0	140.4

			$500.0	$486.9

Controls and Procedures

     Disclosure Controls and Procedures

     Management, with the participation of the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2004. Based on such evaluation, management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by USEC in the reports that it files or submits under the Securities Exchange Act of 1934.

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

     At March 31, 2004, USEC has an accrued liability of $8.9 million representing its current estimate of its share of costs to comply with the EPA settlement agreement, to comply with a settlement agreement with South Carolina Department of Health and Environmental Control (“SCDHEC”), and other costs associated with the Starmet facility. Additional costs could be incurred due to a number of factors including, but not limited to, increases in costs associated with the removal and disposal of material from the Starmet site, increases in costs associated with remediation of the evaporation ponds, or a decision by EPA or SCDHEC to perform additional remediation at the site after completion of the removal and disposal activities. An allocation of costs to USEC in excess of the amounts that USEC has accrued at March 31, 2004, could have an adverse effect on USEC’s results of operations.

     Other

     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Repurchases of common stock by USEC in the three months ended March 31, 2004, were as follows (in thousands, except per share data):

	Total	Average
Period	Number of Shares Purchased	Price Paid per Share

January 2004	4	$8.85
March 2004	34	$8.17

	38 (a)	$8.23

(a)	Shares of common stock repurchased by USEC in connection with the collection of income tax withholding on taxable compensation from the exercise of stock options and the vesting of shares of restricted stock.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     On February 4, 2004, USEC filed a current report on Form 8-K to furnish its press release, dated February 3, 2004, announcing financial results for the three months and year ended December 31, 2003 and certain matters discussed during USEC’s earnings conference call.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

April 27, 2004	By	/s/ Ellen C. Wolf

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