Form 10-Q
period 2004-06-30
USEC INC
filed 2004-08-06
CIK 1065059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

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
Yes  X  No

     As of June 30, 2004, there were 84,286,000 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

Page
PART I

Financial Information

Consolidated Condensed Financial Statements:
Consolidated Condensed Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003	3
Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)	4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)	5
Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Quantitative and Qualitative Disclosures about Market Risk	23
Controls and Procedures	24
PART II
Other Information

Item 1. Legal Proceedings	25
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits and Reports on Form 8-K	27
Signature	28
Exhibit Index	29

     This Quarterly Report on Form 10-Q contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainty, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for USEC’s products, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementing agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of centrifuge technology and facilities, satisfactory performance of the American Centrifuge technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans, the refueling cycles of USEC’s customers, final determinations of environmental and other costs, the outcome of litigation and trade actions, performance under government contracts and audits of allowable costs on government contract work, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$32.4	$249.1
Accounts receivable – trade	203.0	254.5
Inventories	1,112.5	883.2
Other	24.7	39.9

Total Current Assets	1,372.6	1,426.7
Property, Plant and Equipment, net	180.7	185.1
Other Assets
Deferred income taxes	54.0	52.5
Prepayment and deposit for depleted uranium	23.5	47.1
Prepaid pension benefit costs	79.5	76.3
Inventories	227.7	266.1

Total Other Assets	384.7	442.0

Total Assets	$1,938.0	$2,053.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$171.7	$188.3
Payables under Russian Contract	90.8	119.3
Uranium owed to customers and suppliers	41.4	45.0
Termination settlement obligation under power purchase agreement	—	33.2
Deferred revenue and advances from customers	30.1	25.8

Total Current Liabilities	334.0	411.6
Long-Term Debt	500.0	500.0
Other Liabilities
Deferred revenue and advances from customers	6.7	13.5
Depleted uranium disposition	28.9	53.5
Postretirement health and life benefit obligations	142.5	138.1
Lease turnover and other liabilities	52.3	50.9

Total Other Liabilities	230.4	256.0
Stockholders’ Equity	873.6	886.2

Total Liabilities and Stockholders’ Equity	$1,938.0	$2,053.8

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		As restated		As restated
Revenue:
Separative work units	$196.2	$270.7	$323.6	$532.4
Uranium	81.0	51.7	95.0	76.2
U.S. Government contracts	41.4	40.2	80.0	81.1

Total revenue	318.6	362.6	498.6	689.7
Cost of sales:
Separative work units and uranium	225.9	281.7	353.2	533.3
U.S. Government contracts	37.3	39.3	74.4	79.7

Total cost of sales	263.2	321.0	427.6	613.0

Gross profit	55.4	41.6	71.0	76.7
Centrifuge demonstration costs	10.6	11.0	20.0	20.6
Selling, general and administrative	15.9	14.8	31.9	29.2

Operating income	28.9	15.8	19.1	26.9
Interest expense	10.4	9.7	19.8	18.9
Interest (income)	(.8)	(1.4)	(1.5)	(3.1)

Income before income taxes	19.3	7.5	.8	11.1
Provision for income taxes	7.6	3.2	.3	4.7

Net income	$11.7	$4.3	$.5	$6.4

Net income per share – basic and diluted	$.14	$.05	$.01	$.08
Dividends per share	$.1375	$.1375	$.2750	$.2750
Average number of shares outstanding	84.0	82.2	83.5	82.1

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$.5	$6.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15.5	14.3
Deferred revenue and advances from customers	(2.5)	(19.6)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	51.5	(22.7)
Inventories – net (increase) decrease	(194.9)	14.5
Payables under Russian Contract – increase (decrease)	(28.5)	35.6
Payment of termination settlement obligation under power purchase agreement	(33.2)	—
Accounts payable and other – net increase (decrease)	1.0	(5.4)

Net Cash Provided by (Used in) Operating Activities	(190.6)	23.1

Cash Flows Used in Investing Activities
Capital expenditures	(11.2)	(14.9)

Net Cash (Used in) Investing Activities	(11.2)	(14.9)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(23.0)	(22.6)
Common stock issued	8.1	1.6

Net Cash (Used in) Financing Activities	(14.9)	(21.0)

Net (Decrease)	(216.7)	(12.8)
Cash and Cash Equivalents at Beginning of Period	249.1	171.1

Cash and Cash Equivalents at End of Period	$32.4	$158.3

Supplemental Cash Flow Information:
Interest paid	$17.2	$17.5
Income taxes paid (refund)	8.1	(2.8)

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

     The unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2004 and 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.

     Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-K for the year ended December 31, 2003.

     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.

2. Centrifuge Costs

     USEC is in the process of demonstrating the American Centrifuge uranium enrichment technology and expects to construct and operate the American Centrifuge Plant by 2010. Costs relating to the demonstration and deployment of the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities.

     Centrifuge costs relating to the process of demonstrating the American Centrifuge technology are charged to expense as incurred. Demonstration costs include licensing, engineering, assembling and testing centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility in Piketon, Ohio.

     Capitalized costs relating to the American Centrifuge Plant include, or will include, Nuclear Regulatory Commission (“NRC”) licensing, engineering, centrifuge machines and equipment, leasehold improvements and other costs directly associated with deploying the American Centrifuge Plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion, including NRC licensing, financing of capital costs, and installation and operation of centrifuge machines and equipment. If conditions change and deployment was no longer probable, costs that were previously capitalized would be charged to expense.

3. Restatement of Statements of Income

     USEC performs contract work for DOE and DOE contractors at the Portsmouth and Paducah plants. Beginning in the fourth quarter of 2003, billings under government contracts are reported as part of revenue, and costs are reported as part of costs and expenses. In prior periods, the net amount of income or expense for government contracts had been reported as part of other income (expense), net. The statements of income for the three and six months ended June 30, 2003, have been restated to conform to the current presentation. Revenue and cost of sales increased, and other income (expense), net was adjusted by the net amount. There was no effect on net income or net income per share as a result of the change. The effects of the restatement are as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003
	As previously		As previously
	reported	As restated	reported	As restated
Revenue	$322.4	$362.6	$608.6	$689.7
Cost of sales	281.7	321.0	533.3	613.0
Interest (income)	(1.4)	(1.4)	(3.1)	(3.1)
Other (income) expense, net	(.9)	—	(1.4)	—
Net income	4.3	4.3	6.4	6.4
Net income per share	$.05	$.05	$.08	$.08

4. Inventories

     Inventories were as follows (in millions):

	June 30,	December 31,
	2004	2003
Current assets:
Separative work units	$880.2	$673.0
Uranium	212.0	187.9
Materials and supplies	20.3	22.3

	1,112.5	883.2
Long-term assets:
Out-of-specification uranium	132.1	156.2
Highly enriched uranium from Department of Energy	95.6	109.9

	227.7	266.1
Current liabilities:
Uranium owed to customers and suppliers	(41.4)	(45.0)

Inventories, net	$1,298.8	$1,104.3

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

     Under the DOE-USEC Agreement signed in June 2002 (“DOE-USEC Agreement”), DOE is obligated to replace or remediate the affected uranium inventory, and USEC has been working with DOE to implement this process. Under the DOE-USEC Agreement, the remediated inventory would meet the ASTM specification or be acceptable to USEC for use as feed material in its enrichment plant. USEC has been operating facilities at the Portsmouth plant for DOE since June 2002, and, at June 30, 2004, had completed the processing and removal of contaminants from 4,552 metric tons (or 48%) of the out-of-specification uranium. In June 2004, DOE approved a cost ratification request and, in July 2004, DOE paid $10.8 million to USEC relating to the processing of out-of-specification uranium during the period December 2003 to April 2004. In April 2004, USEC and DOE concluded a work authorization for USEC to process out-of-specification uranium for DOE through September 30, 2004, and USEC and DOE are negotiating contract terms for further extensions. At June 30, 2004, the remaining amount of uranium inventory that may contain elevated levels of technetium and be out of specification is 4,998 metric tons with a cost of $132.1 million reported as part of long-term assets.

     Pursuant to the terms of the DOE-USEC Agreement, DOE was obligated, as of March 31, 2003, to exchange, replace or reimburse USEC for 2,116 metric tons of the remaining out-of-specification natural uranium. In June 2004, DOE notified USEC that, subject to certain conditions and restrictions, it was authorizing the transfer of 2,116 metric tons of uranium to USEC in exchange for 2,116 metric tons of out-of-specification uranium. Although the exchange had not been completed as of June 30, 2004, USEC expects that DOE will fulfill its obligation.

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

5. Special Charges for Consolidating Plant Operations

     The accrued liability resulting from special charges for consolidating plant operations amounted to $12.9 million at December 31, 2003, and related to lease turnover and other exit costs. In the six months ended June 30, 2004, the amount of $5.2 million was paid, and the remaining amount of $7.7 million was reclassified to a lease turnover obligation included in current liabilities.

6. Stock-Based Compensation

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

     Under the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” pro forma net income assumes that compensation expense relating to stock options and to shares of common stock purchased by employees at 85% of the market price under the Employee Stock Purchase Plan is recognized based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The fair value of stock options is measured at the date of grant based on the Black-Scholes option pricing model and is amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) if the fair value method of accounting had been applied (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$11.7	$4.3	$.5	$6.4
Add: Stock-based compensation expense included in reported results, net of tax	1.0	.9	2.0	1.4
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(1.7)	(1.2)	(3.4)	(2.2)

Pro forma net income (loss)	$11.0	$4.0	$(.9)	$5.6

Net income (loss) per share:
As reported	$.14	$.05	$.01	$.08
Pro forma	$.13	$.05	$(.01)	$.07

7. Pension and Postretirement Health and Life Benefits

     The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$3.5	$2.2	$6.9	$5.3	$1.8	$1.5	$3.9	$3.5
Interest cost	9.7	7.7	18.7	16.5	3.8	3.8	7.4	7.2
Expected return on plan assets (gains)	(12.9)	(9.6)	(25.6)	(20.8)	(1.2)	(1.0)	(2.4)	(2.0)
Amortization of prior service costs (credit)	.5	—	.6	—	(.6)	(.7)	(1.2)	(1.3)
Amortization of actuarial (gains) losses	.7	1.2	.8	2.3	.9	—	1.4	—

Net benefit costs (income)	$1.5	$1.5	$1.4	$3.3	$4.7	$3.6	$9.1	$7.4

     Projected pension benefit obligations were 101% funded and postretirement health and life benefit obligations were 24% funded at December 31, 2003. In the six months ended June 30, 2004, USEC contributed $4.2 million to the defined benefit pension plans and $4.3 million to the postretirement health and life benefit plans. Cash contributions during the remainder of 2004 are expected as follows: $3.7 million for the defined benefit plans and $4.0 million for the postretirement health and life benefit plans.

     New Accounting Standards

     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Act”) was enacted. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued by the Financial Accounting Standards Board in May 2004 effective for interim or annual periods beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the legislation. USEC is in the process of determining whether its postretirement health benefit plan is at least actuarially equivalent to Medicare Part D. The postretirement health benefit obligation and related benefit cost for 2004 and 2003 do not reflect effects of the legislation.

8. Stockholders’ Equity

     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common
	Stock,
	Par Value	Excess of	Retained			Total
	$.10 per	Capital over	Earnings	Treasury	Deferred	Stockholders'
	share	Par Value	(Deficit)	Stock	Compensation	Equity
Balance at December 31, 2003	$10.0	$1,009.0	$(4.6)	$(127.7)	$(.5)	$886.2
Common stock issued:
Proceeds from the exercise of stock options	—	.3	—	7.2	—	7.5
Restricted and other stock issued	—	—	—	5.1	(2.7)	2.4
Dividends paid to stockholders	—	(23.0)	—	—	—	(23.0)
Net income	—	—	.5	—	—	.5

Balance at June 30, 2004	$10.0	$986.3	$(4.1)	$(115.4)	$(3.2)	$873.6

9. Settlement of Power Contract

     In 2001 and prior years, USEC purchased electric power for the Portsmouth uranium enrichment plant under a contract with DOE. DOE acquired the power under a power purchase agreement with the Ohio Valley Electric Corporation (“OVEC”). USEC ceased uranium enrichment operations at the Portsmouth plant in 2001, and the power purchase agreement was terminated effective April 30, 2003. As a result of termination of the power purchase agreement, DOE was responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shutdown of the coal-burning power generating facilities owned and operated by OVEC. In February 2004, OVEC and DOE, and DOE and USEC, entered into agreements and settled all the issues relating to the termination, and USEC paid the previously accrued amount of $33.2 million representing its share of the obligation.

10. Legal Matters

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

     At June 30, 2004, USEC has an accrued liability of $8.1 million representing its current estimate of its share of costs to comply with the EPA settlement agreement and other costs associated with the

Starmet facility. Additional costs could be incurred due to a number of factors including, but not limited to, increases in costs associated with the removal and disposal of material from the Starmet site, increases in costs associated with remediation of the evaporation ponds, or a decision by EPA or the South Carolina Department of Health and Environmental Control to perform additional remediation at the site after completion of the removal and disposal activities. An allocation of costs to USEC in excess of the amounts that USEC has accrued at June 30, 2004, could have an adverse effect on USEC’s results of operations.

     Other

     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

11. Segment Information

     USEC has two reportable segments: low enriched uranium (“LEU”) with two components, Separative Work Units (“SWU”) and uranium, and U.S. Government contracts. LEU is the primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. Government contracts segment represents work performed for DOE and DOE contractors at the Portsmouth and Paducah plants.

     Operating income for segment reporting is measured before selling, general and administrative expenses. Centrifuge demonstration costs are reported as charges against operating income of the LEU segment. There are no transactions between reportable segments that impact revenue or operating income before selling, general and administrative expenses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(millions)
Revenue:
Low enriched uranium	$277.2	$322.4	$418.6	$608.6
U.S. Government contracts	41.4	40.2	80.0	81.1

	$318.6	$362.6	$498.6	$689.7

Operating income before selling, general, and administrative expenses:
Low enriched uranium	$51.3	$40.7	$65.4	$75.3
Less: Centrifuge demonstration costs	10.6	11.0	20.0	20.6

	40.7	29.7	45.4	54.7
U.S. Government contracts	4.1	.9	5.6	1.4

Operating income before selling, general, and administrative expenses	44.8	30.6	51.0	56.1
Selling, general, and administrative	15.9	14.8	31.9	29.2

Operating income	28.9	15.8	19.1	26.9
Interest expense, net of interest income	9.6	8.3	18.3	15.8

Income before income taxes	$19.3	$7.5	$.8	$11.1

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

Overview

     USEC Inc. (“USEC”), a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a fundamental component in the production of nuclear fuel for reactors to produce electricity. USEC:

•	supplies LEU to both domestic and international utilities for use in about 155 nuclear reactors worldwide,

•	is the exclusive executive agent for a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	is in the process of deploying what is anticipated to be the world’s most efficient uranium enrichment technology known as the American Centrifuge, and

•	performs contract work for DOE and DOE contractors at the Paducah and Portsmouth plants.

     Low Enriched Uranium

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

     Supplier of LEU

     USEC produces or acquires LEU from two principal sources. LEU is produced at the gaseous diffusion plant in Paducah, Kentucky, and LEU is acquired by purchasing the SWU component of LEU from Russia. Revenue is derived primarily from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium. The gaseous diffusion process uses significant amounts of electric power to enrich uranium, and costs for electric power typically represent 60% of production costs at the Paducah plant. USEC purchases about 78% of the electric power for the Paducah plant from Tennessee Valley Authority. USEC maintains the Portsmouth gaseous diffusion plant in Piketon, Ohio in a cold standby condition under a contract with DOE. The gaseous diffusion plants are leased from DOE and are regulated by the U.S. Nuclear Regulatory Commission (“NRC”). In 2003, USEC applied for and NRC granted a renewal of the certifications for the five-year period ending December 2008.

     Megatons to Megawatts

     USEC is the exclusive executive agent for the U.S. Government under a government-to-government agreement (the “Russian Contract”) to purchase the SWU component of LEU derived from highly enriched uranium contained in decommissioned nuclear warheads in Russia. USEC expects purchases under the Russian Contract will be about half of its supply mix in 2004.

     American Centrifuge

     USEC is in the process of demonstrating the American Centrifuge uranium enrichment technology at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility in Piketon, Ohio. In January 2004, USEC selected Piketon, Ohio as the site for the American Centrifuge Plant. USEC expects to build and operate the American Centrifuge Plant by 2010. The plant is expected to cost up to $1.5 billion, employ up to 500 people, and reach an initial annual production level of 3.5 million SWU by 2010. USEC plans to submit the license application for the American Centrifuge Plant to the NRC in August 2004, ahead of the milestone schedule in the DOE-USEC Agreement.

     U.S. Government Contracts

     USEC performs, and earns revenue from, contract work for DOE and DOE contractors at the Paducah and Portsmouth plants. DOE has extended the cold standby contract at the Portsmouth plant through September 2005. USEC operates facilities at the Portsmouth plant to process and clean up out-of-specification uranium for DOE under a work authorization that extends through September 2004; USEC and DOE are negotiating contract terms for further extensions.

     Recent Event

     On July 29, 2004, USEC announced that it will purchase NAC International from Pinnacle West Capital Corporation. The acquisition will enable USEC to offer nuclear utility customers an expanded portfolio of products and services, including transportation and storage systems for spent nuclear fuel. The $16 million cash transaction is expected to close later in 2004, subject to customary closing conditions.

Critical Accounting Estimates

     The summary of significant accounting policies and the other notes to the consolidated financial statements included in the annual report on Form 10-K provide a description of relevant information regarding USEC’s significant and critical accounting estimates with respect to the following:

•	revenue recognition, deferred revenue and advances from customers,

•	inventories of uranium and SWU, inventory costing methods, classifications and valuations,

•	costs for the future disposition of depleted uranium and lease turnover,

•	pension and postretirement health and life benefit costs and obligations,

•	deferred income taxes and related valuation allowance, and

•	centrifuge costs.

     Revenue includes estimates and judgments relating to the recognition of deferred revenue and price adjustments under contracts with customers that involve pricing based on inflation rates and customers’ nuclear fuel requirements. SWU and uranium inventories include estimates and judgments for production quantities and costs and judgments regarding the replacement or remediation of out-of-specification uranium by DOE. Production costs include estimates of future costs for the storage, transportation and disposition of depleted uranium, the treatment and disposal of hazardous, low-level radioactive and mixed wastes, and plant lease turnover costs. Pension and postretirement health and life benefit costs and obligations are based on provisions of the plans and actuarial assumptions that involve estimates and judgments, including expected returns on plan assets, discount rates, and healthcare cost trend rates. Income taxes include estimates and judgments for the tax bases of assets and liabilities and the future recoverability of deferred tax assets. Costs relating to the demonstration and deployment of the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities.

     Results of Operations – Three and Six Months Ended June 30, 2004 and 2003

     Revenue

     SWU revenue declined $74.5 million (or 28%) in the three months and $208.8 million (or 39%) in the six months ended June 30, 2004, compared with the corresponding periods in 2003. The reductions reflect lower volumes of SWU sold and a decline in the average price per SWU billed to customers. The volume of SWU sold declined 27% in three months and 37% in the six months, and the average price declined less than 1% in the three months and 4% in the six months ended June 30, 2004. The decline in volume reflects the timing of customer orders, lower contractual commitments from customers, and temporary shutdowns of certain nuclear reactors in Japan. The reduction in the average price billed in the six-month period reflects sales to customers based predominantly on contractual commitments from the late 1990s when SWU prices were severely depressed.

     USEC expects that revenue from sales of SWU will be about $1.0 billion in 2004, a decline of 11% from 2003 resulting from the temporary shutdown of certain nuclear reactors in Japan, lower contractual commitments from customers, and the timing of customer orders. USEC expects the average price billed to customers in 2004 will be about the same as in 2003.

     The timing of customer orders affected revenue in the 2004 periods. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer orders for the SWU component of LEU are large in amount, typically averaging $12.0 million per order. Customer requirements and orders are more predictable over the longer term, and USEC believes its performance is best measured on an annual, or even longer, business cycle.

     Reductions in contractual commitments from customers contributed to the reductions in revenue in the 2004 periods. Contractual commitments have declined in recent years, primarily due to aggressive pricing by, and loss of sales commitments to, foreign competitors in prior years. In December 2000, the U.S. Department of Commerce (“DOC”) initiated investigations into unfair pricing, or dumping, and government subsidization of imports of LEU produced by European enrichers Eurodif and Urenco, and subsequently, market prices increased significantly. However, since contractual commitments from customers are typically long-term, the effects of aggressive or unfair trade practices by foreign competitors prior to the increase in market prices have contributed to the reductions in revenue in the 2004 periods.

     Revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. Beginning in late 2002, 17 reactors were temporarily shut down in Japan by the Ministry of Economy, Trade and Industry. USEC provides LEU for seven of the reactors that have returned to service as well as three reactors that remain shutdown. Beginning in 2004, the shutdowns and the delay in restarting the remaining reactors has postponed the utility’s requirements for reloading fuel. USEC expects revenue for the remainder of 2004 and, to a lesser extent, for 2005 will be reduced as a result of the shutdowns. A continued shutdown of reactors in Japan would have an additional adverse effect on USEC’s revenue and results of operations.

     Revenue from sales of uranium increased $29.3 million (or 57%) in the three months and $18.8 million (or 25%) in the six months ended June 30, 2004, compared with the corresponding periods in 2003. Under certain contracts, revenue is derived from both the SWU and uranium components of LEU. The volume of uranium sold increased 20% in the three months but declined 2% in the six months, and the average uranium price billed to customers increased 30% in the three and 28% in the six months ended June 30, 2004. The long-term market price for uranium hexafluoride, as published by TradeTech, was $56.09 per kilogram on June 30, 2004, compared with $46.50 on December 31, 2003, and $35.90 on June 30, 2003. Most of USEC’s uranium inventory has been committed under long-term sales contracts with utility customers, and the positive impact of the higher market prices is limited to sales under new contracts and to sales under contracts with prices based on market prices at the time of delivery.

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

     Revenue from U.S. Government contracts increased $1.2 million (or 3%) in the three months but declined $1.1 million (or 1%) in the six months ended June 30, 2004, compared with the corresponding periods in 2003. The changes reflect changes in contract work performed. Revenue from U.S. Government contracts is based on allowable costs that are subject to audit by the Defense Contract Audit Agency. Allowable costs are based on cost accounting standards and include direct costs as well as allocations of indirect plant and corporate overhead costs. Audit adjustments could result in reductions in allowable costs that would adversely affect revenue and results of operations.

     Government Investigation of Imports from France, Germany, the Netherlands and the United Kingdom

     USEC believes its European competitors have curtailed unfair trading practices since the U.S. government began its investigation in 2000. This investigation led to the imposition of countervailing duty (anti-subsidy) orders on imports of LEU produced in France by Eurodif, S.A., and in Germany, the Netherlands and the United Kingdom by Urenco, Ltd. and an antidumping order on imports of LEU produced in France by Eurodif. The government’s action has helped to restore stability to the enrichment market and ensure a long-term supply of competitive and reliable fuel.

     The DOC recently conducted administrative reviews of its 2002 orders in order to establish the definitive countervailing and antidumping duties for imports of LEU in 2001 and 2002 and the deposit rates for future imports. The reviews resulted in margins of duty that were substantially lower than the margins estimated in the 2002 orders, indicating that Eurodif reduced its level of dumping and Eurodif and Urenco obtained fewer benefits from subsidization following the granting of trade relief in the DOC’s original investigations. Based on the results of these reviews, the DOC calculated new estimated antidumping and countervailing duty rates of 5.43% and .71%, for a combined rate of 6.14%, that will apply to imports of LEU produced by Eurodif in lieu of the combined 32.1% rate that has applied since February 2002. Further, based on its conclusion that the subsidies conferred on Urenco ended in 2002, the DOC determined that no estimated rate will apply to imports of LEU produced by Urenco (the previous estimated rate was 2.23%). However, the existing countervailing duty order on imports of LEU from Urenco remains in force and Urenco could again face duties if found to have received subsidies in the future.

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

     Cost of sales for SWU and uranium declined $55.8 million (or 20%) in the three months and $180.1 million (or 34%) in the six months ended June 30, 2004, compared with the corresponding periods in 2003. The reductions primarily resulted from the declines in the volume of SWU sold. Cost of sales per SWU improved 3% in the six-month period primarily as a result of the effect on inventory costs of purchases of SWU under the Russian Contract based on market-based pricing terms beginning in 2003.

     Cost of sales for U.S. Government contracts declined $2.0 million (or 5%) in the three months and $5.3 million (or 7%) in the six months ended June 30, 2004, compared with the corresponding periods in 2003. The reductions reflect changes in the contract work performed.

     The labor contract with the Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”) Local 5-689 covers 568 employees at the Portsmouth plant performing work under contracts with DOE and DOE contractors. In March 2004, USEC ratified a six-year labor contract with PACE at the Portsmouth plant.

     (a) Purchase Costs under Russian Contract

     Purchases of the SWU component of LEU under the Russian Contract declined $44.4 million (or 26%) in the three months and $.9 million in the six months ended June 30, 2004, compared with the corresponding periods in 2003. The reduction in the three-month period reflects the timing of purchases. Purchase costs per SWU increased 3% in the six-month period. In June 2002, the U.S. and Russian governments approved implementation of new, market-based pricing terms for the remaining term of the Russian Contract through 2013. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index is used to minimize the disruptive effect of any short-term market price swings. The amendment also provides that, after the end of 2007, USEC and the Russian Executive Agent may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract in 1994 through June 30, 2004, USEC has purchased the SWU component of LEU at an aggregate cost of $3,420 million.

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

     (b) Production Costs

     Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Production levels and production costs at the Paducah plant were lower but unit production costs increased 3% in the six months ended June 30, 2004, compared with the corresponding period of 2003. Costs for electric power were lower reflecting the lower production but labor and employee benefit costs were higher, compared with the corresponding periods in 2003 when labor costs were reduced during a strike by PACE union employees at the Paducah plant. Power costs represented 59% of production costs in the six month period, compared with 61% in the corresponding period of 2003.

     (c) Replacing Out-of-Specification Natural Uranium Inventory

     Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization in 1998 and in the process of being remediated, reported in note 4 to the consolidated condensed financial statements.

     (d) Environmental Matters

     Reference is made to information regarding environmental matters involving Starmet CMI, the U.S. Environmental Protection Agency, the South Carolina Department of Health and Environmental Control, agencies of the U.S. Government, USEC and others, reported in note 10 to the consolidated condensed financial statements.

     Gross Profit

     Gross margin increased to 17.4% from 11.5% in the three months and to 14.2% from 11.1% in the six months ended June 30, 2004, compared with the corresponding periods in 2003 reflecting higher prices and margins on uranium. Gross profit for SWU and uranium increased $10.6 million (or 26%) in the three months but declined $9.9 million (or 13%) in the six-months ended June 30, 2004, compared with the corresponding periods in 2003. In the three-month period, the average uranium price billed to customers improved 30%, and the improvement was partly offset by lower SWU volume. The decline in gross profit in the six-month period resulted from the reductions in the volume and average price for SWU; the reductions were partly offset by the higher uranium prices.

     Gross profit for U.S. Government contracts increased $3.2 million in the three months and $4.2 million in the six months ended June 30, 2004, compared with the corresponding periods in 2003. USEC began earning a fee on cold standby contract work in September 2003, and margins before selling, general and administrative expense improved as a result of DOE’s approval of revised provisional billing rates.

     Centrifuge Demonstration Costs

     Demonstration costs for the American Centrifuge technology declined $.4 million (or 4%) in the three months and $.6 million (or 3%) in the six months ended June 30, 2004, compared with the corresponding periods in 2003. Engineering, assembling and testing of major components continues at centrifuge test facilities in Oak Ridge, Tennessee, and the first five project milestones under the DOE-USEC Agreement have been achieved on or ahead of schedule. USEC has entered into an agreement with DOE to temporarily lease portions of the Gas Centrifuge Enrichment Plant (“GCEP”) buildings in Piketon, Ohio and, under a contract with DOE, USEC is refurbishing a portion of the process buildings that will be used in the demonstration of the American Centrifuge technology. In February 2004, the NRC issued a license that authorizes USEC to construct and operate a lead cascade of centrifuge machines at the American Centrifuge Demonstration Facility. The demonstration facility is expected to begin operation in 2005 and will yield cost, schedule and performance data before USEC begins construction of the American Centrifuge Plant in 2007.

     In June 2004, USEC selected Fluor Enterprises, Inc., a subsidiary of Fluor Corp., to provide engineering, procurement and construction management services for the American Centrifuge Plant in Piketon, Ohio. Fluor’s responsibilities over the next two years include design and detailed engineering. In 2006, USEC expects to agree on terms for a fixed-price contract with Fluor covering all major aspects of plant construction, apart from centrifuge machines. In August 2004, USEC plans to apply to the NRC for an operating license for the American Centrifuge Plant. NRC review is expected to take about two years.

     The successful construction and operation of the American Centrifuge Plant is dependent upon a number of factors including, but not limited to, satisfactory performance of the American Centrifuge technology at various stages of demonstration, NRC licensing, financing of capital costs, and installation and operation of centrifuge machines and equipment. In addition, certain actions by DOE are required including USEC and DOE entering into a long-term agreement for the GCEP buildings and clean up of the buildings by DOE. In the event DOE fails to take appropriate and timely action, it could delay or disrupt USEC’s ability to meet the milestones scheduled in the DOE-USEC Agreement.

     Selling, General and Administrative

     Selling, general, and administrative expenses increased $1.1 million (or 7%) in the three months and $2.7 million (or 9%) in the six months ended June 30, 2004, compared with the corresponding periods in 2003. Compensation and employee benefit costs increased $1.1 million, legal and consulting fees increased $1.0 million, and insurance expense increased $.7 million in the six months ended June 30, 2004. Compensation costs increased as a result of higher salaries. Legal and consulting expenses reflect an increased level of effort relating to USEC’s strategic initiatives. The increase in insurance reflects higher premiums for directors and officers’ liability insurance.

     USEC is taking steps in 2004 to reduce expenses below the 2003 level. As a percentage of revenue, expenses were 6.4% in the six months ended June 30, 2004, compared with 4.2% in the corresponding period of 2003; the increase reflects the lower revenue in the six months ended June 30, 2004. USEC expects the expenses will be 4.4% of revenue in 2004, compared with 4.8% in 2003.

     Operating Income

     Operating income increased $13.1 million (or 83%) in the three months but declined $7.8 million (or 29%) in the six months ended June 30, 2004, compared with the corresponding periods of 2003. The increase in the three-month period reflects higher margins on uranium, and the reduction in the six-month period reflects the decline in SWU revenue.

     Provision for Income Taxes

     The provision for income taxes reflects an effective income tax rate of 38% in the six months ended June 30, 2004, compared with 42% in the corresponding period of 2003. The tax rate in 2004 reflects higher export tax incentives.

     Net Income

     Net income increased $7.4 million ($.09 per share) in the three months but declined $5.9 million ($.07 per share) in the six months ended June 30, 2004, compared with the corresponding periods of 2003. The increase in the three-month period reflects higher margins on uranium, and the reduction in the six-month period reflects the decline in SWU revenue.

2004 Outlook

     USEC expects net income for 2004 in a range of $14 to $16 million (or $.17 to $.19 per share) based on higher volume and prices for natural uranium and improved SWU pricing. A small loss is anticipated in the third quarter of 2004.

     USEC projects revenue for 2004 will be almost $1.4 billion with approximately half of the revenue in the fourth quarter of 2004 due to the timing of the customer orders. Total revenue is basically unchanged from earlier guidance, but revenue from sales of uranium is expected to be $40 million higher at $210 million due to higher volume and prices. The additional uranium available for sale is the result of underfeeding operations at the Paducah plant. Revenue from sales of SWU is expected to decline on lower volume due to the movement of customer orders but will benefit from modestly higher average prices billed to customers that are higher than originally projected and about the same as in 2003. SWU volume in 2004 is negatively affected by the postponed refuelings due to the shutdown of a Japanese customer’s reactors for special inspections and by lower contractual commitments from customers. Higher uranium sales are expected to improve gross margin to 13% in 2004, compared with 11% in 2003.

     USEC expects to spend approximately $70 million on demonstration and deployment of the American Centrifuge technology in 2004. Of this amount, approximately $50 million relates to demonstration activities and is being charged to expense which has the effect of reducing net income by about $30 million. Costs of approximately $20 million related to the American Centrifuge Plant are being capitalized in 2004.

     USEC expects that cash flow from operating activities will be in a range of negative $95 to $105 million in 2004 and that capital expenditures will approximate $35 million, including expenditures related to the American Centrifuge Plant. USEC anticipates ending 2004 with a cash balance in a range of $55 to $70 million.

Liquidity and Capital Resources

     Liquidity and Cash Flows

     Net cash outflow from operating activities amounted to $190.6 million in the six months ended June 30, 2004, compared with net cash inflow of $23.1 million in the corresponding period of 2003. Cash outflow in the six months ended June 30, 2004, reflects a net inventory increase or temporary build up of $194.9 million, the payment of a previously accrued obligation of $33.2 million resulting from the settlement of termination obligations under the OVEC power purchase agreement, and income tax payments of $8.1 million, partly offset by a decline of $51.5 million in accounts receivable.

     Net cash flow from operating activities amounted to $23.1 million in the six months ended June 30, 2003. Cash flow was reduced by deliveries against advances from customers that result in non-cash revenue, the timing of purchases under the Russian Contract, and the timing of collections of trade receivables.

     Capital expenditures amounted to $11.2 million in the six months ended June 30, 2004, compared with $14.9 million in the corresponding period of 2003. Capital expenditures in the 2004 period include $4.5 million for capitalized centrifuge costs associated with the American Centrifuge Plant.

     The issuance of common stock, primarily from the exercise of stock options, added $8.1 million to cash flow from financing activities in the six months ended June 30, 2004. There were 84.3 million shares of common stock outstanding at June 30, 2004, compared with 82.6 million at December 31, 2003.

     Dividends paid to stockholders amounted to $23.0 million (or a quarterly rate of $.1375 per share) in the six months ended June 30, 2004, about the same as in the corresponding period of 2003. Beginning in December 2002, cash dividends are charged against excess of capital over par value in the stockholders’ equity section.

     Working Capital

     A summary of working capital is as follows (in millions):

	June 30,	December 31,
	2004	2003
Cash and cash equivalents	$32.4	$249.1
Accounts receivable	203.0	254.5
Inventories, net	1,071.1	838.2
Accounts payable and other assets, net	(267.9)	(326.7)

Working capital	$1,038.6	$1,015.1

     Cash and cash equivalents amounted to $32.4 million at June 30, 2004, compared with $249.1 million at December 31, 2003. The reduction of $216.7 million reflects the net cash outflow from operating activities, principally inventories. Inventories included in current assets, net of uranium owed to customers and suppliers, increased $232.9 million (or 28%) reflecting the temporary build-up of SWU inventories in anticipation of planned low production levels in the summer months when power costs are very high and the high levels of customer orders for deliveries scheduled in the fourth quarter of 2004. USEC expects about one half of the SWU and uranium revenue for 2004 will be earned in the fourth quarter of 2004.

     There were no short-term borrowings at June 30, 2004 or December 31, 2003. USEC expects to temporarily borrow under the credit agreement later in 2004 and expects to repay such borrowings by the end of 2004.

     In February 2004, USEC paid a previously accrued obligation of $33.2 million resulting from the settlement of termination obligations under the OVEC power purchase agreement.

     Long-term Liabilities

     The long-term liability for the disposition of depleted uranium declined $24.6 million (or 46%) and the long-term asset for the prepayment and deposit for depleted uranium declined $23.6 million (or 50%) at June 30, 2004, compared with December 31, 2003. The reductions reflect the transfer of depleted uranium to DOE under the terms of a 1998 Memorandum of Agreement.

     Capital Structure and Financial Resources

     In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 2006 and $150.0 million of 6.750% senior notes due January 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     In September 2002, United States Enrichment Corporation, a wholly owned subsidiary of USEC, entered into a three-year syndicated revolving credit facility. The facility provides up to $150 million in revolving credit commitments (including up to $50 million in letters of credit) until September 2005 and is secured by certain assets of the subsidiary and, subject to certain conditions, certain assets of USEC. Borrowings under the new facility are subject to limitations based on percentages of eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC.

     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At June 30, 2004, USEC was in compliance with covenants under the revolving credit facility.

     The total debt-to-capitalization ratio was 36% at June 30, 2004, and December 31, 2003. In July 2004, Moody’s affirmed its negative outlook on USEC, lowered the rating on USEC’s senior notes ($500 million) to Ba3 from Ba2, lowered the senior implied rating to Ba2 from Ba1, and placed the ratings under review for possible further downgrade. In October 2003, Standard & Poor’s affirmed the outlook on USEC as stable and affirmed the BB- rating of the senior notes, the BB corporate credit rating, and the BBB- rating for the revolving credit facility.

     USEC expects that its cash, internally generated funds from operations, and available financing under the revolving credit facility will be sufficient over the next twelve months to meet its obligations as they become due and to fund operating requirements and capital expenditures, purchases of SWU under the Russian Contract, interest expense, American Centrifuge demonstration costs, and quarterly dividends. USEC expects to renegotiate the revolving credit facility that provides $150 million in revolving credit commitments prior to expiration of the facility in September 2005, and to identify alternatives to retire or refinance the first installment of senior notes amounting to $350 million that is scheduled to mature in January 2006.

Quantitative and Qualitative Disclosures about Market Risk

     At June 30, 2004, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at June 30, 2004, are as follows (in millions):

	Maturity Dates		June 30, 2004
	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value
Long-term debt:
6.625% senior notes	$350.0		$350.0	$350.0
6.750% senior notes		$150.0	150.0	145.5

			$500.0	$495.5

Controls and Procedures

     Disclosure Controls and Procedures

     Management, with the participation of the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2004. Based on such evaluation, management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by USEC in the reports that it files or submits under the Securities Exchange Act of 1934.

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

     At June 30, 2004, USEC has an accrued liability of $8.1 million representing its current estimate of its share of costs to comply with the EPA settlement agreement and other costs associated with the Starmet facility. Additional costs could be incurred due to a number of factors including, but not limited to, increases in costs associated with the removal and disposal of material from the Starmet site, increases in costs associated with remediation of the evaporation ponds, or a decision by EPA or the South Carolina Department of Health and Environmental Control to perform additional remediation at the site after completion of the removal and disposal activities. An allocation of costs to USEC in excess of the amounts that USEC has accrued at June 30, 2004, could have an adverse effect on USEC’s results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

     USEC held its annual meeting of shareholders on April 29, 2004. As of the record date, March 5, 2004, there were 83.5 million shares of common stock outstanding and entitled to vote. 95% of those shares were represented at the annual meeting.

     A board of eight directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified. There were no abstentions or broker non-votes. The number of votes cast for and withheld follows (in millions):

	For	Withheld
James R. Mellor, Chairman	70.0	8.9

Michael H. Armacost	70.1	8.9

Joyce F. Brown	70.2	8.7

John R. Hall	70.1	8.9

W. Henson Moore	70.3	8.6

Joseph F. Paquette, Jr.	70.3	8.7

William H. Timbers	70.0	8.9

James D. Woods	70.0	8.9

     The following items were also voted on at the annual meeting (in millions):

			Broker
	For	Against	Non-votes	Abstain
First amendment to and the performance goals under the USEC Inc. 1999 Equity Incentive Plan	31.8	21.2	25.7	.2

Appointment of PricewaterhouseCoopers LLP as independent auditors for 2004	76.3	2.5	—	.1

Shareholder Proposal No.1 relating to top executive compensation	6.2	46.6	25.7	.5

Shareholder Proposal No.2 relating to a proxy advisor	4.2	48.5	25.7	.6

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

10.67	Stock Purchase Agreement, dated July 29, 2004, by and among Pinnacle
West Capital Corporation, El Dorado Investment Company and USEC Inc.

31.1	Certification of the Chief Executive Officer pursuant to
Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to
Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     On April 22, 2004, USEC filed a current report on Form 8-K to furnish its press release, dated April 21, 2004, announcing financial results for the three months ended March 31, 2004.

     On June 4, 2004, USEC filed a current report on Form 8-K announcing that the USEC Benefits Administration Committee engaged Grant Thornton LLP as the independent registered public accounting firm for the USEC Savings Plan, dismissing PricewaterhouseCoopers LLP.

     On July 14, 2004, USEC filed a current report on Form 8-K to furnish its press release, dated July 13, 2004, updating earnings guidance for 2004.

     On July 30, 2004, USEC filed a current report on Form 8-K to furnish its press release, dated July 29, 2004, announcing that it had entered into a definitive agreement to acquire NAC International.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

August 6, 2004	By	/s/ Ellen C. Wolf

Ellen C. Wolf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.67	Stock Purchase Agreement, dated July 29, 2004, by and among Pinnacle West
Capital Corporation, El Dorado Investment Company and USEC Inc.

31.1	Certification of the Chief Executive Officer pursuant to
Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to
Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.