Form 10-Q
period 2004-09-30
USEC INC
filed 2004-11-09
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Democracy Center
6903 Rockledge Drive,
Bethesda, Maryland 20817
(301) 564-3200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934.)
Yes ☒      No ☐

     As of September 30, 2004, there were 84,685,000 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

Page
PART I
Financial Information

Consolidated Condensed Financial Statements:
Consolidated Condensed Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003	3
Consolidated Condensed Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	5
Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Quantitative and Qualitative Disclosures about Market Risk	25
Controls and Procedures	26
PART II
Other Information

Item 1. Legal Proceedings	27
Item 6. Exhibits and Reports on Form 8-K	28
Signature	29
Exhibit Index	30

_______________

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

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$15.0	$249.1
Accounts receivable – trade	159.4	254.5
Inventories	1,205.1	883.2
Prepaid items	14.1	16.9
Other current assets	34.4	23.0

Total Current Assets	1,428.0	1,426.7
Property, Plant and Equipment, net	174.4	185.1
Other Long-Term Assets
Deferred income taxes	34.7	52.5
Prepayment and deposit for depleted uranium	23.5	47.1
Prepaid pension benefit costs	80.9	76.3
Inventories	198.5	266.1

Total Other Assets	337.6	442.0

Total Assets	$1,940.0	$2,053.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$173.5	$188.3
Payables under Russian Contract	136.1	119.3
Uranium owed to customers and suppliers	—	45.0
Termination settlement obligation under power purchase agreement	—	33.2
Deferred revenue and advances from customers	26.0	25.8

Total Current Liabilities	335.6	411.6
Long-Term Debt	500.0	500.0
Other Long-Term Liabilities
Deferred revenue and advances from customers	6.7	13.5
Depleted uranium disposition	27.6	53.5
Postretirement health and life benefit obligations	144.1	138.1
Lease turnover and other liabilities	63.6	50.9

Total Other Liabilities	242.0	256.0
Stockholders’ Equity	862.4	886.2

Total Liabilities and Stockholders’ Equity	$1,940.0	$2,053.8

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)
(millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		As restated		As restated
Revenue:
Separative work units	$194.6	$265.6	$518.2	$798.0
Uranium	16.8	28.0	111.8	104.2
U.S. Government contracts	40.8	47.5	120.8	128.6

Total revenue	252.2	341.1	750.8	1,030.8

Cost of sales:
Separative work units and uranium	180.1	263.7	533.3	797.0
U.S. Government contracts	36.5	36.4	110.9	116.1

Total cost of sales	216.6	300.1	644.2	913.1

Gross profit	35.6	41.0	106.6	117.7
Centrifuge demonstration costs	16.4	12.1	36.4	32.7
Selling, general and administrative	15.3	15.1	47.2	44.3

Operating income	3.9	13.8	23.0	40.7
Interest expense	10.0	9.8	29.8	28.7
Interest (income)	(1.2)	(1.5)	(2.7)	(4.6)

Income (loss) before income taxes	(4.9)	5.5	(4.1)	16.6
Provision (credit) for income taxes	(1.5)	2.1	(1.2)	6.8

Net income (loss)	$(3.4)	$3.4	$(2.9)	$9.8

Net income (loss) per share — basic and diluted	$(.04)	$.04	$(.03)	$.12
Dividends per share	$.1375	$.1375	$.4125	$.4125
Average number of shares outstanding	84.4	82.3	83.8	82.1

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$(2.9)	$9.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23.6	21.7
Deferred revenue and advances from customers	(6.6)	(43.4)
Liabilities accrued for consolidating plant operations	—	(9.1)
Changes in operating assets and liabilities:
Accounts receivable — (increase) decrease	95.1	(43.5)
Inventories — net (increase) decrease	(299.5)	31.5
Payables under Russian Contract — increase (decrease)	16.8	(15.2)
Payment of termination settlement obligation under power purchase agreement	(33.2)	—
Accounts payable and other — net increase (decrease)	9.5	(4.2)

Net Cash (Used in) Operating Activities	(197.2)	(52.4)

Cash Flows Used in Investing Activities
Capital expenditures	(13.1)	(20.5)

Net Cash (Used in) Investing Activities	(13.1)	(20.5)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(34.6)	(33.9)
Common stock issued	10.8	2.2

Net Cash (Used in) Financing Activities	(23.8)	(31.7)

Net (Decrease)	(234.1)	(104.6)
Cash and Cash Equivalents at Beginning of Period	249.1	171.1

Cash and Cash Equivalents at End of Period	$15.0	$66.5

Supplemental Cash Flow Information:
Interest paid	$34.2	$34.1
Income taxes paid (refund)	8.1	(2.8)

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

     The unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2004 and 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.

     Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-K for the year ended December 31, 2003.

     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.

2. Centrifuge Costs

     USEC is in the process of demonstrating its next-generation American Centrifuge uranium enrichment technology. Costs relating to the demonstration and deployment of the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities.

     Centrifuge costs relating to the process of demonstrating the American Centrifuge technology are charged to expense as incurred. Demonstration costs include licensing, engineering, assembling and testing centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility in Piketon, Ohio.

     Capitalized costs relating to the American Centrifuge Plant include or will include Nuclear Regulatory Commission (“NRC”) licensing, engineering, centrifuge machines and equipment, leasehold improvements and other costs directly associated with deploying the American Centrifuge Plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion, including NRC licensing, financing of capital costs, and installation and operation of centrifuge machines and equipment. If conditions change and deployment was no longer probable, costs that were previously capitalized would be charged to expense.

3. Restatement of Statements of Income

     USEC performs contract work for DOE and DOE contractors at the Portsmouth and Paducah plants. In the three and nine months ended September 30, 2004, billings under government contracts are reported as part of revenue, and costs incurred are reported as part of costs and expenses. In the three and nine months ended September 30, 2003, the net amount of income or expense for government contracts had been reported as part of other income (expense), net. The statements of income for the three and nine months ended September 30, 2003, have been restated to conform to the current presentation. There was no effect on income before income taxes, net income or net income per share as a result of the change. The effects of the restatement are as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003
	As previously		As previously
	reported	As restated	reported	As restated
Revenue	$293.6	$341.1	$902.2	$1,030.8
Cost of sales	263.7	300.1	797.0	913.1

Gross profit	29.9	41.0	105.2	117.7
Centrifuge demonstration costs	10.6	12.1	31.2	32.7
Selling, general and administrative	12.3	15.1	41.5	44.3

Operating income	7.0	13.8	32.5	40.7
Interest expense	9.8	9.8	28.7	28.7
Interest (income)	(1.5)	(1.5)	(4.5)	(4.6)
Other (income) expense, net	(6.8)	—	(8.3)	—

Income before income taxes	5.5	5.5	16.6	16.6
Provision for income taxes	2.1	2.1	6.8	6.8

Net income	$3.4	$3.4	$9.8	$9.8

Net income per share	$.04	$.04	$.12	$.12

     Amounts reported for certain costs and expenses for the three-month periods ended September 30, and December 31, 2003, included in the Annual on Report Form 10-K for the year ended December 31, 2003, have been reclassified. There was no effect on operating income or net income for the periods indicated or for the year 2003 as a result of the reclassification.

4. Accounts Receivable

     Accounts receivable were as follows (in millions):

	September 30,	December 31,
	2004	2003
Utility customers:
Trade receivables	$111.2	$168.4
Uranium loaned to customers	11.5	30.6

	122.7	199.0

Department of Energy:
Government contracts	33.4	22.8
Unbilled revenue	3.3	32.7

	36.7	55.5

	$159.4	$254.5

     Billings under government contracts are invoiced based on provisional billing rates approved by DOE. Unbilled revenue of $3.3 million at September 30, 2004, represents the difference between actual costs incurred and invoiced amounts. Under government cost accounting standards and in accordance with standard procedures, USEC will invoice and collect unbilled amounts.

5. Inventories

     Inventories were as follows (in millions):

	September 30,	December 31,
	2004	2003
Current assets:
Separative work units	$963.7	$673.0
Uranium	222.9	187.9
Materials and supplies	18.5	22.3

	1,205.1	883.2
Long-term assets:
Out-of-specification uranium	112.5	156.2
Highly enriched uranium from
Department of Energy	86.0	109.9

	198.5	266.1
Current liabilities:
Uranium owed to customers and suppliers	—	(45.0)

Inventories, net	$1,403.6	$1,104.3

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

     Under the DOE-USEC Agreement signed in June 2002 (“DOE-USEC Agreement”), DOE is obligated to replace or remediate the affected uranium inventory, and USEC has been working with DOE to implement this process. The remediated inventory is expected to meet the ASTM specification or be acceptable to USEC for use as feed material in its enrichment plant. USEC has been operating facilities at the Portsmouth plant for DOE since July 2002, and, at September 30, 2004, had completed the processing and removal of contaminants from 5,357 metric tons (or 56%) of the out-of-specification uranium. In October 2004, DOE approved a work authorization for USEC to continue processing out-of-specification uranium for DOE through November 20, 2004. USEC and DOE are negotiating contract terms for USEC to continue processing out-of-specification uranium for the period November 21 to December 31, 2004, as well as contract terms for additional years. At September 30, 2004, the remaining amount of uranium inventory that may contain elevated levels of technetium and be out of specification is 4,193 metric tons with a cost of $112.5 million reported as part of long-term assets.

     Pursuant to the terms of the DOE-USEC Agreement, DOE was obligated, as of March 31, 2003, to exchange, replace or reimburse USEC for 2,116 metric tons of the remaining out-of-specification natural uranium. In October 2004, USEC and DOE entered into an agreement that sets forth the terms and conditions, including inspection and acceptance by USEC, under which DOE will transfer title and custody of 2,116 metric tons of uranium to USEC in exchange for 2,116 metric tons of out-of-specification uranium. In addition, as part of the agreement, USEC is cleaning out-of-specification uranium owned by DOE.

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

6. Special Charges for Consolidating Plant Operations

     The accrued liability resulting from special charges for consolidating plant operations amounted to $12.9 million at December 31, 2003, and related to lease turnover and other exit costs. In the nine months ended September 30, 2004, the amount of $5.4 million was paid, and the remaining amount of $7.5 million was reclassified to a lease turnover obligation included in other liabilities.

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

     Under the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” pro forma net income assumes that compensation expense relating to stock options and to shares of common stock purchased by employees at 85% of the market price under the Employee Stock Purchase Plan is recognized based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The fair value of stock options is measured at the date of grant based on the Black-Scholes option pricing model and is amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) if the fair value method of accounting had been applied (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(3.4)	$3.4	$(2.9)	$9.8
Add: Stock-based compensation expense included in reported results, net of tax	.7	.5	2.7	1.9
Deduct: Stock-based compensation expense determined under the fair value method, net of tax under the fair value method, net of tax	(1.1)	(.9)	(4.5)	(3.1)

Pro forma net income (loss)	$(3.8)	$3.0	$(4.7)	$8.6

Net income (loss) per share:
As reported	$(.04)	$.04	$(.03)	$.12
Pro forma	$(.05)	$.03	$(.06)	$.10

8. Pension and Postretirement Health and Life Benefits

     The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service costs	$3.6	$3.3	$10.5	$8.6	$1.9	$1.2	$5.8	$4.7
Interest costs	9.4	9.9	28.1	26.4	3.8	2.7	11.2	9.9
Expected return on plan assets (gains)	(12.8)	(12.5)	(38.4)	(33.3)	(1.4)	(.7)	(3.8)	(2.7)
Amortization of prior service costs (credit)	.4	.1	1.0	.1	(.7)	(.5)	(1.9)	(1.8)
Amortization of actuarial (gains) losses	.4	1.3	1.2	3.6	(.3)	—	1.1	—

Net benefit costs (income)	$1.0	$2.1	$2.4	$5.4	$3.3	$2.7	$12.4	$10.1

     Projected pension benefit obligations amounting to $602.3 million were 101% funded and accumulated postretirement health and life benefit obligations amounting to $234.6 million, typically funded on a pay-as-you-go basis, were 24% funded at December 31, 2003. In the nine months ended September 30, 2004, USEC contributed $6.0 million to the defined benefit pension plans and $6.2 million to the postretirement health and life benefit plans. Cash contributions during the remainder of 2004 are expected as follows: $1.9 million for the defined benefit plans and $1.8 million for the postretirement health and life benefit plans.

     Medicare Prescription Drug Subsidy

     USEC anticipates it will be eligible for federal subsidy payments beginning in 2006 in connection with a recent change in Medicare law affecting corporations that sponsor prescription drug benefit plans. Enacted in December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 will provide prescription drug benefits under Medicare (“Medicare Part D”) as well as federal subsidy payments to sponsors of plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. USEC in consultation with its actuaries has determined that the prescription drug provisions of its postretirement health benefit plan are at least actuarially equivalent to Medicare Part D.

     FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued by the Financial Accounting Standards Board in May 2004 and is effective for interim or annual periods beginning after June 15, 2004. The FSP provides guidance on accounting for the effects of the legislation. Pursuant to the FSP, the impact of future subsidy payments is accounted for as an actuarial gain that reduced the accumulated postretirement health benefit obligation by $28.2 million at July 1, 2004. Costs for postretirement health benefits were reduced by $1.2 million in the three and nine months ended September 30, 2004, representing initial amortization of the actuarial gain and reductions in service and interest costs resulting from the anticipated future Medicare subsidy.

9. Stockholders’ Equity

     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common
	Stock,
	Par Value	Excess of	Retained			Total
	$.10 per	Capital over	Earnings	Treasury	Deferred	Stockholders'
	share	Par Value	(Deficit)	Stock	Compensation	Equity
Balance at December 31, 2003	$10.0	$1,009.0	$(4.6)	$(127.7)	$(.5)	$886.2
Common stock issued:
Proceeds from the exercise of stock options	—	.2	—	8.9	—	9.1
Restricted and other stock issued	—	.1	—	6.3	(1.8)	4.6
Dividends paid to stockholders	—	(34.6)	—	—	—	(34.6)
Net income (loss)	—	—	(2.9)	—	—	(2.9)

Balance at September 30, 2004	$10.0	$974.7	$(7.5)	$(112.5)	$(2.3)	$862.4

10. Settlement of Power Contract

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

     At September 30, 2004, USEC had an accrued liability of $7.7 million representing its current estimate of its share of costs to comply with the EPA settlement agreement and other costs associated with the Starmet facility. Additional costs could be incurred due to a number of factors including, but not limited to, increases in costs associated with the removal and disposal of material from the Starmet site, increases in costs associated with remediation of the evaporation ponds, or a decision by EPA or the South Carolina Department of Health and Environmental Control to perform additional remediation at the site after completion of the removal and disposal activities. An allocation of costs to USEC in excess of the amounts that USEC has accrued at September 30, 2004, could have an adverse effect on USEC’s results of operations.

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

     Operating income for segment reporting is measured before selling, general and administrative expenses. Centrifuge demonstration costs are reported as charges against operating income of the LEU segment. There were no intersegment sales between the reportable segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:	(millions)
Low enriched uranium	$211.4	$293.6	$630.0	$902.2
U.S. Government contracts	40.8	47.5	120.8	128.6

	$252.2	$341.1	$750.8	$1,030.8

Operating income before selling, general, and administrative expenses:
Low enriched uranium before reduction for centrifuge demonstration costs	$31.3	$29.9	$96.7	$105.2
Less: Centrifuge demonstration costs	16.4	12.1	36.4	32.7

Low enriched uranium	14.9	17.8	60.3	72.5
U.S. Government contracts	4.3	11.1	9.9	12.5

Operating income before selling, general, and administrative expenses	19.2	28.9	70.2	85.0
Selling, general, and administrative	15.3	15.1	47.2	44.3

Operating income	3.9	13.8	23.0	40.7
Interest expense, net of interest income	8.8	8.3	27.1	24.1

Income (loss) before income taxes	$(4.9)	$5.5	$(4.1)	$16.6

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

     USEC at a Glance:

•	supplier of LEU to both domestic and international utilities for use in about 155 nuclear reactors worldwide,

•	exclusive executive agent for a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	demonstrating with plans to deploy what is anticipated to be the world’s most efficient uranium enrichment technology known as the American Centrifuge, and

•	performing contract work for DOE and DOE contractors at the Paducah and Portsmouth plants.

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

     Supplier of LEU

     USEC produces or acquires LEU from two principal sources. LEU is produced at the gaseous diffusion plant in Paducah, Kentucky, and LEU is acquired by purchasing the SWU component of LEU from Russia. Revenue is derived primarily from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium. The gaseous diffusion process uses significant amounts of electric power to enrich uranium, and costs for electric power typically represent 60% of production costs at the Paducah plant. USEC purchases about 80% of the electric power for the Paducah plant at fixed prices from Tennessee Valley Authority. USEC maintains the Portsmouth gaseous diffusion plant in Piketon, Ohio in a cold standby condition under a contract with DOE. The gaseous diffusion plants are leased from DOE and are regulated by the U.S. Nuclear Regulatory Commission (“NRC”). In 2003, USEC applied for and NRC granted a renewal of the certifications for the five-year period ending December 2008.

     Megatons to Megawatts

     USEC is the exclusive executive agent for the U.S. Government under a government-to-government agreement (the “Russian Contract”) to purchase over a period of 20 years the SWU component of LEU derived from 500 metric tons of highly enriched uranium contained in decommissioned nuclear warheads in Russia. USEC expects purchases under the Russian Contract will represent about one half of its supply mix in 2004.

     American Centrifuge

     USEC is in the process of demonstrating its next-generation American Centrifuge uranium enrichment technology. USEC expects to begin operation of the American Centrifuge Demonstration Facility in Piketon, Ohio in 2005 and to begin construction of the American Centrifuge Plant in 2007, reaching an annual production capacity of 3.5 million SWU by 2010. Demonstration activities are underway at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility in Piketon, Ohio. In January 2004, USEC selected Piketon, Ohio as the site for the American Centrifuge Plant. The plant is expected to cost up to $1.5 billion and employ up to 500 workers. USEC submitted the license application for the American Centrifuge Plant to the NRC in August 2004, seven months ahead of the milestone schedule in the DOE-USEC Agreement. In October 2004, the NRC determined that the application was complete and acceptable for detailed review.

     U.S. Government Contracts

     USEC performs, and earns revenue from, contract work for DOE and DOE contractors at the Paducah and Portsmouth plants. Revenue from U.S. Government contracts is based on allowable costs that are subject to audit by the Defense Contract Audit Agency. Allowable costs are based on cost accounting standards and include direct costs as well as allocations of indirect plant and corporate overhead costs. Audit adjustments could result in reductions in allowable costs that would adversely affect revenue and results of operations. DOE has extended the cold standby contract at the Portsmouth plant through September 2005. USEC operates facilities at the Portsmouth plant to process and clean up out-of-specification uranium for DOE. Refer to note 5 to the consolidated financial statements for information on out-of-specification uranium.

     Pending Acquisition

     In July 2004, USEC announced that it had entered into an agreement to purchase NAC International from Pinnacle West Capital Corporation for a cash purchase price of $16 million, subject to certain closing adjustments. The acquisition will enable USEC to offer nuclear utility customers an expanded portfolio of products and services, including transportation and storage systems for spent nuclear fuel. USEC is working to finalize all closing conditions associated with the transaction and continues to work toward a closing targeted in 2004.

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

Results of Operations — Three and Nine Months Ended September 30, 2004 and 2003

     Revenue

     SWU revenue declined $71.0 million (or 27%) in the three months and $279.8 million (or 35%) in the nine months ended September 30, 2004, compared with the corresponding periods in 2003. The volume of SWU sold declined 29% in the three months and 34% in the nine months ended September 30, 2004, reflecting the timing of customer orders, lower contractual commitments from customers, and temporary shutdowns of certain nuclear reactors in Japan. The average SWU price billed to customers increased 3% in the three months but declined 1% in the nine months ended September 30, 2004. Revenue in the nine-month period includes sales based on contractual commitments from the late 1990s when SWU prices were severely depressed.

     USEC expects that revenue from sales of SWU will be about $1.0 billion in 2004, a decline of 10% from 2003 resulting from the temporary shutdowns of certain nuclear reactors in Japan, lower contractual commitments from customers, and the timing of customer orders. The average price billed to customers in 2004 is expected to be about the same as in 2003. USEC expects about one half of the SWU and uranium revenue for 2004 will be realized in the fourth quarter of 2004.

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

     Reductions in contractual commitments from customers contributed to the reductions in revenue in the 2004 periods. Contractual commitments have declined in recent years, primarily due to aggressive pricing by, and loss of sales commitments to, foreign competitors in prior years. In December 2000, the U.S. Department of Commerce (“DOC”) initiated investigations into unfair pricing, or dumping, and government subsidization of imports of LEU produced by European enrichers Eurodif, S.A., and Urenco, Ltd., and subsequently, market prices increased significantly. However, since contractual commitments from customers are typically long-term, the effects of aggressive or unfair trade practices by foreign competitors prior to the increase in market prices have contributed to the reductions in revenue in the 2004 periods.

     Revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. In late 2002, regulators in Japan ordered the temporary shutdown of 17 reactors operated by Tokyo Electric Power Company. USEC supplies LEU for eight of the 15 reactors that have since returned to service and for two reactors that remain shutdown. The shutdowns have postponed the utility’s requirements for reloading fuel. Revenue in 2004 has been reduced as a result of the shutdowns, and USEC expects its revenue in 2005 will continue to be affected, but to a lesser extent. In August 2004, a reactor in Japan operated by the Kansai Electric Power Company was shut down following a non-radioactive steam leak. USEC does not supply LEU for the reactor but does supply other Kansai reactors. Operations at Kansai’s 10 other reactors were temporarily suspended, and eight of the 10 reactors have since returned to service. A continued shutdown of reactors in Japan would have an additional adverse effect on USEC’s revenue and results of operations.

     Revenue from sales of uranium declined $11.2 million (or 40%) in the three months, but increased $7.6 million (or 7%) in the nine months ended September 30, 2004, compared with the corresponding periods in 2003. Under certain contracts, revenue is derived from both the SWU and uranium components of LEU. The volume of uranium sold declined 57% in the three months and 16% in the nine months ended September 30, 2004, primarily as a result of the timing of customer orders. The average uranium price billed to customers increased 39% in the three months and 28% in the nine months reflecting the significant increases in the spot and the long-term market prices for uranium. The long-term market price indicator for uranium hexafluoride, as published by TradeTech, was $70.10 per kilogram on September 30, 2004, an increase of $23.60 (or 51%) from $46.50 on December 31, 2003, and an increase of $33.40 (or 91%) from $36.70 on September 30, 2003. Most of USEC’s uranium inventory has been committed under long-term sales contracts with utility customers, and the positive impact of the higher market prices is limited to sales under new contracts and to sales under contracts with prices based on market prices at the time of delivery.

     Sales volumes and average price levels in future periods may be affected by a number of factors, including market prices for SWU and uranium, success in achieving sales targets and realization of average prices and estimates of inflation in contract price provisions. Shortfalls in volume or price could adversely affect revenue and results of operations.

     Revenue from U.S. Government contracts declined $6.7 million (or 14%) in the three months and $7.8 million (or 6%) in the nine months ended September 30, 2004, compared with the corresponding periods in 2003. Revenue in the 2003 periods had included a fee for contract work performed by USEC at the Portsmouth plant from July 2001 to September 2003 as a result of USEC and DOE finalizing the cold standby and uranium deposit removal contract in September 2003. Revenue from U.S. Government contracts is also affected by changes in contract work performed. In 2004, USEC began refurbishing a portion of the centrifuge process buildings in Piketon, Ohio under a contract with DOE.

     Government Investigation of Imports from France, Germany, the Netherlands and the United Kingdom

     USEC believes its European competitors have curtailed unfair trading practices in the United States since the U.S. government began its investigation in 2000. This investigation led to the imposition of countervailing duty (anti-subsidy) orders on imports of LEU produced in France by Eurodif, S.A., and in Germany, the Netherlands and the United Kingdom by Urenco, Ltd. and an antidumping order on imports of LEU produced in France by Eurodif. The government’s action has helped to restore stability to the enrichment market and ensure a long-term supply of competitive and reliable fuel.

     The DOC recently conducted administrative reviews of its 2002 orders in order to establish the definitive countervailing and antidumping duties for imports of LEU in 2001 and 2002 and the deposit rates for future imports. The reviews resulted in duty margins that were substantially lower than the margins estimated in the 2002 orders, indicating that Eurodif reduced its level of dumping and Eurodif and Urenco obtained fewer benefits from subsidization following the granting of trade relief in the DOC’s original investigations. Based on the results of these reviews and subsequent adjustments, the DOC calculated new estimated antidumping and countervailing duty rates of 4.56% and ..71%, for a combined rate of 5.27%, that will apply to imports of LEU produced by Eurodif in lieu of the combined 32.1% rate that has applied since February 2002. Further, based on its conclusion that the subsidies conferred on Urenco ended in 2002, the DOC determined that no estimated rate will apply to imports of LEU produced by Urenco (the previous estimated rate was 2.23%). However, the existing countervailing duty order on imports of LEU from Urenco remains in force and Urenco could again face duties if found to have received subsidies in the future.

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

     Cost of sales for SWU and uranium declined $83.6 million (or 32%) in the three months and $263.7 million (or 33%) in the nine months ended September 30, 2004, compared with the corresponding periods in 2003. The reductions resulted primarily from the declines of 29% in the three months and 34% in the nine months in the volume of SWU sold. Cost of sales per SWU was 2% lower in the nine-month period primarily as a result of the effect on inventory costs of purchases of SWU under the Russian Contract based on market-based pricing terms beginning in 2003.

     Cost of sales for U.S. Government contracts were about the same in the three months and declined $5.2 million (or 4%) in the nine months ended September 30, 2004, compared with the corresponding periods in 2003. The reduction in the nine-month period reflects changes in the contract work performed for DOE. In 2004, USEC began refurbishing a portion of the centrifuge buildings in Piketon, Ohio under a contract for DOE.

     (a) Purchase Costs under Russian Contract

     Purchases of the SWU component of LEU under the Russian Contract increased $44.9 million (or 48%) in the three months and $44.0 million (or 13%) in the nine months ended September 30, 2004, compared with the corresponding periods in 2003. The increases reflect the timing of purchases. Purchase costs per SWU increased 3% in the three and nine months ended September 30, 2004, reflecting higher market prices. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of this index is used to minimize the disruptive effect of any short-term market price swings. USEC expects that increases in SWU prices in recent years will result in increases to the index used to determine prices under the Russian Contract. The Russian Contract provides that, after the end of 2007, USEC and the Russian Executive Agent may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract in 1994 through September 30, 2004, USEC has purchased the SWU component of LEU derived from 225 metric tons of highly enriched uranium from Russia, the equivalent of about 9,000 nuclear warheads, at an aggregate cost of $3,550 million.

     USEC has agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. A significant delay in deliveries of LEU from Russia would have an adverse effect on USEC’s results of operations.

     (b) Production Costs

     Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Production levels at the Paducah plant declined 14% in the three months and 7% in the nine months and unit production costs increased 11% in the three months and 5% in the nine months ended September 30, 2004, compared with the corresponding period of 2003.

     Costs for electric power declined reflecting the lower production level, but costs per megawatt hour increased 13% in the three months and 4% in the nine months ended September 30, 2004. USEC reduces production and the related power load in the summer months when power availability is low and power costs are high. Power costs represented 59% of production costs in the nine-month period, compared with 61% in the corresponding period of 2003.

     Labor and employee benefit costs were higher, compared with the 2003 period when labor costs were reduced during a strike by PACE union employees at the Paducah plant. Costs for postretirement health benefits were reduced by $1.2 million in the three and nine months ended September 30, 2004, representing initial amortization of an actuarial gain and reductions in service and interest costs resulting from future subsidy payments that USEC expects to receive from the federal government pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003.

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

     Gross Profit

     Gross margins increased to 14.1% from 12.0% in the three months and to 14.2% from 11.4% in the nine months ended September 30, 2004, compared with the corresponding periods in 2003.

     Gross profit for SWU and uranium increased $1.4 million (or 5%) in the three months but declined $8.5 million (or 8%) in the nine months ended September 30, 2004, compared with the corresponding periods in 2003. In the three-month period, average SWU and uranium prices billed to customers increased, but the increase was offset by lower SWU and uranium volumes. The decline in gross profit in the nine-month period resulted primarily from the reductions in the volume and average price for SWU, partly offset by the higher uranium prices.

     Gross profit for U.S. Government contracts declined $6.8 million (or 61%) in the three months and $2.6 million (21%) in the nine months ended September 30, 2004, compared with the corresponding periods in 2003. Gross profit in the 2003 periods had included the fee earned on the cold standby and uranium deposit removal contract with DOE for contract work performed from July 2001 to September 2003. Gross profit before selling, general and administrative expense benefited in 2004 from adjustments resulting from DOE’s approval of revised provisional billing rates.

     Centrifuge Demonstration Costs

     Demonstration costs for the American Centrifuge technology increased $4.3 million (or 36%) in the three months and $3.7 million or (11%) in the nine months ended September 30, 2004, compared with the corresponding periods in 2003. Engineering, assembling and testing of centrifuge components and the initial centrifuge machines will continue at USEC’s test facilities located in Oak Ridge, Tennessee, and seven project milestones under the DOE-USEC Agreement have been completed on or ahead of schedule. USEC has entered into an agreement with DOE to temporarily lease portions of the Gas Centrifuge Enrichment Plant (“GCEP”) buildings in Piketon, Ohio and, under a contract with DOE, USEC is removing DOE’s materials and equipment and is refurbishing a portion of the process buildings that will be used in the demonstration of the American Centrifuge technology. In February 2004, the NRC issued a license that authorizes USEC to construct and operate a lead cascade of centrifuge machines at the American Centrifuge Demonstration Facility. USEC expects to begin operation of the American Centrifuge Demonstration Facility in 2005 and to begin construction of the American Centrifuge Plant in 2007, reaching an annual production capacity of 3.5 million SWU by 2010.

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

     In August 2004, USEC submitted its license application to the NRC to build and operate the American Centrifuge Plant in Piketon, Ohio. In October 2004, the NRC determined that the application was complete and acceptable for detailed review. Submittal of the license application and NRC’s acceptance of it were achieved seven months ahead of schedule. USEC has achieved seven of the 15 milestones under the DOE-USEC Agreement.

     The American Centrifuge Plant license application seeks a license term of 30 years and authorization to enrich uranium to an assay level of up to 10%. The American Centrifuge Plant is expected to have an initial annual production capacity of 3.5 million SWU. The environmental report submitted with the license application evaluates the potential expansion of the plant to a maximum annual production capacity of 7 million SWU. The NRC has established a 30-month schedule for conducting a detailed review that will include an extensive safety and environmental analysis. USEC is optimistic, however, that the NRC will be able to complete its review and issue the construction and operating license in approximately 24 months, given the NRC’s familiarity with the American Centrifuge technology and the Piketon site gained during the licensing process for the American Centrifuge Demonstration Facility.

     In October 2004, USEC announced that it has signed agreements with the Boeing Company and Honeywell International to support the manufacture of centrifuge machines. Centrifuge components will be manufactured, tested and assembled into full-size machines. The current agreements, which extend through 2006, enable USEC to move forward with critical activities in the program.

     The successful construction and operation of the American Centrifuge Plant is dependent upon a number of factors including, but not limited to, satisfactory performance of the American Centrifuge technology at various stages of demonstration, NRC licensing, financing of capital costs, and installation and operation of centrifuge machines and equipment. In addition, certain actions by DOE are required including USEC and DOE entering into a long-term lease agreement for the GCEP buildings, clean up of the buildings by DOE, and USEC and DOE agreement on terms for the licensing of the centrifuge intellectual property to USEC. In the event DOE fails to take appropriate and timely action, it could delay or disrupt USEC’s ability to meet certain milestones scheduled in the DOE-USEC Agreement.

     Selling, General and Administrative

     Selling, general, and administrative expenses were about the same in the three months and increased $2.9 million (or 7%) in the nine months ended September 30, 2004, compared with the corresponding periods in 2003. Compensation and employee benefit costs increased $1.8 million, legal, audit, and consulting fees increased $1.0 million, and insurance expense increased $.7 million in the nine months ended September 30, 2004. Compensation costs increased as a result of additional staff and higher salaries. Legal, audit, and consulting expenses reflect an increased level of effort relating to USEC’s strategic initiatives, including negotiations with DOE on out-of-specification uranium and U.S. Government contracts and costs to ensure compliance with the Sarbanes Oxley Act. The increase in insurance reflects higher premiums for directors and officers’ liability insurance.

     Operating Income

     Operating income declined $9.9 million (or 72%) in the three months and $17.7 million (or 43%) in the nine months ended September 30, 2004, compared with the corresponding periods of 2003. The reductions reflect the lower gross profit, higher centrifuge demonstration costs and, in the nine-month period, higher selling, general and administrative expenses.

     Provision (Credit) for Income Taxes

     The credit for income taxes of $1.2 million reflects an effective income tax rate of 29% applied to a pretax loss in the nine months ended September 30, 2004, compared with the provision for income taxes of $6.8 million reflecting an effective income tax rate of 41% applied to pretax income in the corresponding period of 2003. The tax rate in 2004 reflects higher export tax incentives, accrual of a nontaxable Medicare subsidy, and research and experimentation tax credits.

     The American Jobs Creation Act of 2004 (“Act”) was enacted into law on October 22, 2004. The Act phases out export tax incentives over a period of years and phases in a special deduction over the period 2005 to 2009 for corporations with manufacturing activities in the United States. USEC expects to benefit from reduced export tax incentives during the phase out period and expects to benefit from the special deduction for domestic manufacturing activities as it is phased in. USEC is in the process of determining the overall effects of the legislation.

     Net Income (Loss)

     There was a net loss of $3.4 million ($.04 per share) in the three months ended September 30, 2004, compared with net income of $3.4 million (or $.04 per share) in the corresponding period of 2003. There was a net loss of $2.9 million ($.03 per share) in the nine months ended September 30, 2004, compared with net income of $9.8 million (or $.12 per share) in the corresponding period of 2003. The reductions reflect the declines in operating income. USEC expects about one half of its SWU and uranium revenue for 2004 will be earned in the fourth quarter of 2004.

Outlook

     USEC continues to project revenue for 2004 at approximately $1.4 billion, with about half of its revenue from deliveries of SWU and natural uranium coming in the fourth quarter of 2004. Revenue includes the sale of natural uranium, which is expected to total approximately $210 million. While the revenue projection is virtually unchanged, USEC expects its cost of sales to decline below its previous forecast, resulting in a .5% improvement to its gross profit margin.

     USEC raises its earnings guidance for 2004 to $18 to $20 million (or $.21 to $.24 per share). The previous guidance given for 2004 was $14 to $16 million.

     USEC expects to invest approximately $70 million in the American Centrifuge technology in 2004. USEC has reassessed its allocation of costs for 2004 between expense and capital, and now anticipates that approximately $60 million related to demonstration activities will be expensed, which has the effect of reducing net income in 2004 by about $37 million (or $.44 per share).

Approximately $10 million related to the American Centrifuge Plant is expected to be capitalized in 2004.

     USEC expects cash flow from operating activities to improve from its earlier forecast. Cash flow from operating activities will be in a range of negative $45 to $55 million, and capital expenditures will total approximately $25 million, including expenditures related to the American Centrifuge. USEC anticipates ending the year with a cash balance in a range of $115 to $125 million.

Liquidity and Capital Resources

     Liquidity and Cash Flows

     Net cash outflow from operating activities amounted to $197.2 million in the nine months ended September 30, 2004, compared with cash outflow of $52.4 million in the corresponding period of 2003. Cash outflow in the nine months ended September 30, 2004, reflects a net inventory increase or temporary build up of almost $300.0 million in anticipation of the high levels of customer orders for deliveries scheduled in the fourth quarter of 2004 and reflects the payment of a previously accrued obligation of $33.2 million resulting from the settlement of termination obligations under the OVEC power purchase agreement, partly offset by a decline of $95.1 million in accounts receivable. Other factors affecting cash outflow included the decline in operating income and higher payments for income taxes.

     Net cash outflow from operating activities of $52.4 million in the nine months ended September 30, 2003, had been reduced by $43.4 million relating to deliveries against advances from customers that result in non-cash revenue, as well as outflows from the timing of purchases under the Russian Contract and the timing of collections of trade receivables.

     Capital expenditures amounted to $13.1 million in the nine months ended September 30, 2004, compared with $20.5 million in the corresponding period of 2003. Capital expenditures in the 2004 period include capitalized costs associated with the American Centrifuge Plant.

     The issuance of common stock, primarily from the exercise of stock options, provided cash flow of $10.8 million in the nine months ended September 30, 2004. There were 84.7 million shares of common stock outstanding at September 30, 2004, compared with 82.6 million at December 31, 2003.

     Dividends paid to stockholders amounted to $34.6 million (or a quarterly rate of $.1375 per share) in the nine months ended September 30, 2004, compared with $33.9 million in the corresponding period of 2003. Cash dividends are charged against excess of capital over par value in the stockholders’ equity section.

     Working Capital

     A summary of working capital is as follows (in millions):

	September 30,	December 31,
	2004	2003
Cash and cash equivalents	$15.0	$249.1
Accounts receivable	159.4	254.5
Inventories, net	1,205.1	838.2
Accounts payable and other assets, net	(287.1)	(326.7)

Working capital	$1,092.4	$1,015.1

     Cash and cash equivalents amounted to $15.0 million at September 30, 2004, compared with $249.1 million at December 31, 2003. The reduction of $234.1 million reflects the net cash outflow from operating activities, principally the net increase in inventories. Inventories included in current assets, net of uranium owed to customers and suppliers, increased $366.9 million (or 44%) reflecting the temporary build-up of SWU inventories in anticipation of the high levels of customer orders for deliveries scheduled in the fourth quarter of 2004. USEC expects about one half of the SWU and uranium revenue for 2004 will be earned in the fourth quarter of 2004, and that inventories will return to normal levels at the end of 2004.

     There were no short-term borrowings at September 30, 2004 or December 31, 2003. USEC expects to temporarily borrow under its revolving credit agreement in the fourth quarter of 2004 and expects to repay such borrowings by the end of 2004.

     In February 2004, USEC paid a previously accrued obligation of $33.2 million resulting from the settlement of termination obligations under the OVEC power purchase agreement.

     Other Long-Term Assets and Liabilities

     Deferred income taxes included in other long-term assets declined $17.8 million (or 34%) at September 30, 2004, compared with December 31, 2003. The reduction reflects a reclassification of $11.9 million for the current portion of deferred income taxes included in other current assets.

     The liability for the disposition of depleted uranium included in other long-term liabilities declined $25.9 million (or 48%) and the asset for the prepayment and deposit for depleted uranium included in other long-term assets declined $23.6 million (or 50%) at September 30, 2004, compared with December 31, 2003. The reductions reflect the transfer of depleted uranium to DOE under the terms of a 1998 Memorandum of Agreement.

     Capital Structure and Financial Resources

     In January 1999, USEC issued $350.0 million of 6.625% senior notes due January 20, 2006 and $150.0 million of 6.750% senior notes due January 20, 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     In September 2002, United States Enrichment Corporation, a wholly owned subsidiary of USEC, entered into a three-year syndicated revolving credit facility. The facility provides up to $150 million in revolving credit commitments (including up to $50 million in letters of credit) until September 2005 and is secured by certain assets of the subsidiary and, subject to certain conditions, certain assets of USEC. Borrowings under the facility are subject to limitations based on percentages of eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC.

     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either (i) the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability or (ii) the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability. The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At September 30, 2004, USEC was in compliance with covenants under the revolving credit facility.

     The total debt-to-capitalization ratio was 37% at September 30, 2004, and 36% at December 31, 2003. In October 2004, Standard & Poor’s lowered its ratings on USEC as follows: corporate credit rating to BB- with negative outlook from BB with stable outlook, senior notes ($500 million) to B from BB-, and revolving credit facility to BB+ from BBB-. In July 2004, Moody’s affirmed its negative outlook on USEC, lowered the rating on USEC’s senior notes ($500 million) to Ba3 from Ba2, lowered the senior implied rating to Ba2 from Ba1, and placed the ratings under review for possible further downgrade.

     USEC expects that its cash, internally generated funds from operations, and available financing under the revolving credit facility will be sufficient over the next 12 months to meet its obligations as they become due and to fund operating requirements and capital expenditures, purchases of SWU under the Russian Contract, interest expense, American Centrifuge demonstration costs, and quarterly dividends. USEC expects to renegotiate the revolving credit facility that provides $150 million in revolving credit commitments prior to expiration of the facility in September 2005, and to identify alternatives to retire or refinance the first installment of senior notes amounting to $350 million that is scheduled to mature in January 2006.

Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2004, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at September 30, 2004, are as follows (in millions):

	Maturity Dates		September 30, 2004
	January	January	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value
Long-term debt:
6.625% senior notes	$350.0		$350.0	$352.2
6.750% senior notes		$150.0	150.0	147.9

			$500.0	$500.1

Controls and Procedures

     Disclosure Controls and Procedures

     Management, with the participation of the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2004. Based on such evaluation, management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by USEC in the reports that it files or submits under the Securities Exchange Act of 1934.

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

     At September 30, 2004, USEC had an accrued liability of $7.7 million representing its current estimate of its share of costs to comply with the EPA settlement agreement and other costs associated with the Starmet facility. Additional costs could be incurred due to a number of factors including, but not limited to, increases in costs associated with the removal and disposal of material from the Starmet site, increases in costs associated with remediation of the evaporation ponds, or a decision by EPA or the South Carolina Department of Health and Environmental Control to perform additional remediation at the site after completion of the removal and disposal activities. An allocation of costs to USEC in excess of the amounts that USEC has accrued at September 30, 2004, could have an adverse effect on USEC’s results of operations.

     Other

     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

4.4	Form of Employee Nonqualified Stock Option Agreement.

4.5	Form of Employee Nonqualified Stock Option Agreement in connection with an employment agreement.

10.69	Amended and Restated Employment Agreement, dated July 29, 2004, between USEC Inc. and William H. Timbers, President and Chief Executive Officer.

10.70	Agreement, dated July 29, 2004, between USEC Inc. and James R. Mellor, Chairman of the Board.

10.71	Agreement and General Release, dated September 21, 2004, between USEC Inc. and Sydney M. Ferguson, Senior Vice President.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     On July 14, 2004, USEC filed a current report on Form 8-K to furnish its press release, dated July 13, 2004, updating earnings guidance for 2004.

     On July 30, 2004, USEC filed a current report on Form 8-K to furnish its press release, dated July 29, 2004, announcing that it had entered into a definitive agreement to acquire NAC International.

     On August 4, 2004, USEC filed a current report on Form 8-K to furnish its press release, dated August 3, 2004, announcing financial results for the three and six months ended June 30, 2004.

     On September 27, 2004, USEC filed a current report on Form 8-K disclosing an agreement between USEC Inc. and Sydney M. Ferguson, Senior Vice President, relating to Ms. Ferguson’s resignation.

     On October 28, 2004, USEC filed a current report on Form 8-K reporting that USEC and DOE had entered into a material definitive agreement regarding the transfer by DOE of 2,116 metric tons of uranium to USEC in exchange for 2,116 metric tons of out-of-specification uranium.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

November 9, 2004	By	/s/ Ellen C. Wolf

Ellen C. Wolf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.4	Form of Employee Nonqualified Stock Option Agreement.

4.5	Form of Employee Nonqualified Stock Option Agreement in connection with an employment agreement.

10.69	Amended and Restated Employment Agreement, dated July 29, 2004, between USEC Inc. and William H. Timbers, President and Chief Executive Officer.

10.70	Agreement, dated July 29, 2004, between USEC Inc. and James R. Mellor, Chairman of the Board.

10.71	Agreement and General Release, dated September 21, 2004, between USEC Inc. and Sydney M. Ferguson, Senior Vice President.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.