Form 10-K
period 2004-12-31
USEC INC
filed 2005-03-16
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.

Delaware	52-2107911
(State of incorporation)	(I.R.S. Identification No.)

2 Democracy Center
6903 Rockledge Drive, Bethesda, Maryland 20817
(301) 564-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.10 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934.) Yes ☑ No ☐

      As of December 31, 2004, there were 85,149,000 shares of Common Stock issued and outstanding. The market value of Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange as of June 30, 2004, was $739 million.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 21, 2005, are incorporated by reference into Part III.

      This annual report on Form 10-K contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainties, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for the products and services of USEC and its subsidiaries, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementation of agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of centrifuge technology and facilities, satisfactory performance of the American Centrifuge technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans, the refueling cycles of customers, final determinations of environmental and other costs, the outcome of litigation and trade actions and the impact of litigation upon existing restrictions on imports of foreign-produced LEU and uranium, USEC’s ability to renegotiate or replace revolving credit commitments by September 2005 and to refinance senior notes by January 2006, performance under U.S. government contracts and audits of allowable costs billed under U.S. government contracts, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Reference is made to additional information describing risks and uncertainties reported elsewhere in this annual report.

PART I

Items 1 and 2. Business and Properties

Overview

      USEC, a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. USEC:

•	supplies LEU to both domestic and international utilities for use in over 150 nuclear reactors worldwide,
•	is the exclusive executive agent for the U.S. government for a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,
•	is demonstrating and plans to deploy what is expected to be the world’s most efficient uranium enrichment technology known as the American Centrifuge,
•	performs contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, and
•	through its subsidiary NAC International Inc., provides transportation and storage systems for spent nuclear fuel and provides nuclear and energy consulting services.

      USEC Inc., including its wholly owned subsidiaries United States Enrichment Corporation and NAC Holding Inc. (which together with its wholly-owned subsidiary, NAC International Inc., is referred to herein as “NAC”), is organized under Delaware law. USEC was a U.S. government corporation until July 28, 1998, when the company completed an initial public offering of common stock. This transferred all of the U.S. government’s interest in the business, with the exception of certain liabilities from prior operations of the U.S. government. References to “USEC” or “we” include USEC Inc. and its wholly owned subsidiaries as well as the predecessor to USEC unless the context otherwise indicates. A glossary of technical terms is included in Part IV of this annual report.

      USEC continues to implement plans to reduce its cost structure, demonstrate the American Centrifuge technology, and leverage its expertise in the energy and nuclear power industry. Among our recent accomplishments:

•	We have met the first eight American Centrifuge project milestones on or ahead of schedule. We expect the American Centrifuge program will reinforce our long-term position as the global leader in the uranium enrichment marketplace.

•	In 2004, we reached agreements with several companies to support the demonstration and deployment of American Centrifuge technology over the next two years. The American Centrifuge Plant is expected to cost up to $1.5 billion, excluding capitalized interest, and reach an annual production level of 3.5 million SWU by 2010.

•	In November 2004, we completed the acquisition of NAC. The acquisition strengthens our position as a key supplier in the nuclear fuel cycle and allows us to provide a broader array of products and services, including transportation and storage systems for spent nuclear fuel and a wide range of nuclear and energy consulting services.

•	In January 2005, USEC announced that it met a program milestone by beginning to test a full-size centrifuge machine at its facilities located in Oak Ridge, Tennessee. The facilities contain special test stands with diagnostic instrumentation for assessing performance of an individual machine. Most of the machine components were manufactured at the facilities.

Uranium and Enrichment

      As found in nature, uranium is principally comprised of two isotopes: uranium-235 (“U235”) and uranium-238 (“U238”). U238 is the more abundant isotope, but it is not fissionable in nuclear reactors. U235 is fissionable, but its concentration in natural uranium is only about 0.711% by weight. Most commercial nuclear reactors require LEU fuel with a U235 concentration up to 5% by weight. Uranium enrichment is the process by which the concentration of U235 is increased to that level.

      The following outlines the steps for converting natural uranium into LEU fuel, commonly known as the nuclear fuel cycle:

•	Mining and Milling – Uranium is removed from the earth in the form of ore and then crushed and concentrated.

•	Conversion – Uranium is combined with fluorine gas to produce uranium hexafluoride, a powder at room temperature and a gas when heated. Uranium hexafluoride is shipped to an enrichment plant.

•	Enrichment – Uranium hexafluoride is enriched in a process that increases the concentration of U235 isotopes in the uranium hexafluoride from its natural state of 0.711% up to 5%, which is usable as a fuel for commercial nuclear power reactors. Depleted uranium is a by-product of the uranium enrichment process. USEC has the only commercial uranium enrichment plant operating in the United States.

•	Fuel Fabrication – Enriched uranium is converted to uranium oxide and formed into small ceramic pellets. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.

•	Nuclear Power Plant – The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate about 16% of the world’s electricity.

•	Consumers – Businesses and homeowners rely on the steady, baseload electricity supplied by nuclear power and value its clean air qualities.

      The standard measure of uranium enrichment is a separative work unit (“SWU”). A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope. SWUs are measured using a standard formula derived from the physics of uranium enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as its SWU component.

Products and Services

      LEU

      USEC supplies LEU to electric utilities for use in over 150 nuclear reactors worldwide. Revenue is derived from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium.

      USEC’s contracts with customers to provide LEU are generally long-term contracts, under which the customer is obligated to purchase from USEC a specified quantity or percentage of its SWU requirements. Customers are not obligated to make purchases if the reactor does not have requirements. Revenue from sales of SWU is dependent upon customers’ nuclear reactor operations which are driven by nuclear reactor refueling and maintenance schedules and regulatory actions.

      U.S. Government Contract Work

      USEC performs contract work for DOE and DOE contractors at the Paducah and Portsmouth plants including:

•	maintaining the Portsmouth gaseous diffusion plant in a state of readiness or cold standby,
•	processing out-of-specification uranium, and
•	providing infrastructure support services.

      NAC

      USEC, through its subsidiary NAC, is a leading provider of nuclear energy solutions and services, specializing in:

•	design, fabrication and implementation of spent nuclear fuel technologies,
•	nuclear materials transportation, and
•	nuclear fuel cycle consulting services.

      NAC has three divisions: Projects, Site and Transportation Services, and NAC Worldwide Consulting. Customers include nuclear utilities and the U.S. government.

      The Projects division provides spent nuclear fuel cask design and engineering services and has eight licensed spent fuel technology systems: four for transportation, three for storage, and the NAC-STC storage/transport system. In 2004, NAC submitted an application for U.S. Nuclear Regulatory Commission (“NRC”) approval and certification of the Modular, Advanced Generation, Nuclear All-purpose Storage System (“MAGNASTOR”), a new generation of spent nuclear fuel technology.

      The Site and Transportation Services division provides spent fuel transport and management systems and owns spent fuel and high-level waste transportation casks and equipment. The casks have been used at more than 50 nuclear facilities worldwide.

      NAC Worldwide Consulting provides utilities and government agencies with a single expert source of strategic planning, market research and analysis, price forecasts, procurement strategies and other services. NAC Worldwide Consulting operates the Nuclear Materials Management &

Safeguards Systems, a U.S. government database that tracks the possession, use and shipment of nuclear materials.

Revenue by Geographic Area, Major Customers and Segment Information

      Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

				Six-Month	Fiscal Year
				Period Ended	Ended
	Years Ended December 31,			December 31,	June 30,
	2004	2003	2002	2002	2002
	(Unaudited)
		As restated
United States	$918.2	$927.6	$855.4	$452.2	$1,054.3

Foreign:
Japan	215.2	266.7	332.4	180.5	358.2
Other	283.8	251.0	190.1	148.1	121.7

	499.0	517.7	522.5	328.6	479.9

	$1,417.2	$1,445.3	$1,377.9	$780.8	$1,534.2

      Our 10 largest electric utility customers represented 48% of revenue and our three largest electric utility customers represented 21% of revenue in 2004. Revenue from Exelon Corporation, a domestic customer, represented more than 10%, but less than 15%, of revenue in 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002. Revenue from U.S. government contracts represented 12% of revenue in 2004 and 11% in 2003.

      Reference is made to segment information reported in note 15 to the consolidated financial statements.

SWU and Uranium Backlog

      Backlog is the aggregate dollar amount of SWU and uranium that USEC expects to sell under contracts with utilities. Backlog is based on customers’ estimates of their fuel requirements and certain other assumptions including estimates of selling prices and inflation rates. Such estimates are subject to change. At December 31, 2004, USEC had contracts with utilities aggregating $4.7 billion through 2011 (including $1.2 billion scheduled for delivery in 2005), compared with $4.9 billion at December 31, 2003.

Gaseous Diffusion Plants

      Two existing commercial technologies are currently used to enrich uranium for nuclear power plants: gaseous diffusion and gas centrifuge. USEC currently uses the gaseous diffusion technology and is in the process of demonstrating gas centrifuge technology to replace gaseous diffusion operations.

      Gaseous Diffusion Process

      The gaseous diffusion process separates the lighter U235 isotopes from the heavier U238. The fundamental building block of the gaseous diffusion process is known as a stage, consisting of a compressor, a converter, a control valve and associated piping. Compressors driven by large electric motors are used to circulate the process gas and maintain flow. Converters contain porous tubes known as barriers through which process gas is diffused. Stages are grouped together in series to form an operating unit called a cell. A cell is the smallest group of stages that can be removed from service for maintenance. Gaseous diffusion plants are designed so that cells can be taken off line with little or no interruption in the process.

      The process begins with the heating of solid uranium hexafluoride to form a gas which is then forced through the barriers. Because U235 is lighter than U238, it moves through the barriers more easily. As the gas moves, the two isotopes are separated, increasing the U235 concentration and decreasing the concentration of U238. The gaseous diffusion process requires significant amounts of electric power to push uranium through the barriers.

      Paducah Plant

      USEC operates the Paducah gaseous diffusion plant located in Paducah, Kentucky. The Paducah plant consists of four process buildings and is one of the largest industrial facilities in the world. The process buildings have a total floor area of 150 acres, and the site covers 750 acres. USEC estimates that the maximum capacity of the existing equipment is about 8 million SWU per year and we currently produce about 5 million SWU per year. The Paducah plant has been certified by the U.S. Nuclear Regulatory Commission (“NRC”) to produce LEU up to an assay of 5.5% U 235 .

      Portsmouth Plant

      The Portsmouth gaseous diffusion plant (“Portsmouth plant”) is located in Piketon, Ohio. Uranium enrichment operations at the Portsmouth plant ceased in 2001 and operation of the transfer and shipping facilities at the Portsmouth plant for purposes of shipping LEU to fuel fabricators ceased in 2002. The Portsmouth plant was placed into cold standby under a contract with DOE. Cold standby is a condition under which the plant could be returned to production of 3 million SWU within 18 to 24 months if the U.S. government determined that additional domestic enrichment capacity was necessary. Under DOE’s fiscal 2006 budget request, the cold standby scope of work would conclude in September 2005 and would transition to a preliminary decontamination and decommissioning program. If DOE’s budget request is approved, including the transition program, USEC expects there will be no impact on its workforce at the Portsmouth plant.

      Lease of Gaseous Diffusion Plants

      We lease the Paducah and Portsmouth plants from DOE. The lease covers most, but not all, of the buildings and facilities relating to gaseous diffusion activities. Major provisions of the lease follow:

•	except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease at either plant indefinitely for successive renewal periods and can increase or decrease the property under lease to meet changing requirements;
•	we may leave the property in “as is” condition at termination of the lease, but must remove wastes generated which are subject to off-site disposal and must place the plants in a safe shutdown condition;
•	environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants;
•	DOE is responsible for the costs of decontamination and decommissioning of the plants;
•	title to capital improvements not removed by USEC will transfer to DOE at the end of the lease term, and if removal of any of USEC’s capital improvements increases DOE’s decontamination and decommissioning costs, USEC is required to pay the difference;
•	DOE is required to indemnify USEC for costs and expenses related to claims asserted against or incurred by USEC arising out of the U.S. government’s operation, occupation, or use of the plants prior to July 28, 1998; and
•	DOE is required to indemnify USEC against claims for public liability arising out of, or resulting from, a nuclear incident or precautionary evacuation in connection with activities under the lease, including domestic transportation. DOE’s financial obligations under the indemnity are capped at the $9.4 billion statutory limit calculated pursuant to the Price-Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States, as these terms are defined in the U.S. Atomic Energy Act of 1954, as amended.

      Electric Power

      The gaseous diffusion process uses significant amounts of electric power to enrich uranium. The power load at the Paducah plant averaged 1,330 megawatts and costs for electric power represented 60% of production costs at the Paducah plant in 2004. USEC reduces LEU production and the related power load in the summer months when power availability is low and power costs are high. USEC purchased 80% of the electric power for the Paducah plant in 2004 at fixed prices under a power purchase agreement with the Tennessee Valley Authority (“TVA”). Capacity under the TVA agreement ranges from 300 megawatts in the summer months to 1,650 megawatts in the non-summer months, and capacity and prices are fixed through May 2006. USEC expects to contract for electric power for the period subsequent to May 2006. Subject to prior notice and under certain circumstances, TVA may interrupt power to the Paducah plant, except for a minimum load of 300 megawatts that can only be interrupted under limited circumstances.

      USEC purchased the remaining portion of the electric power for the Paducah plant at market-based prices from TVA and under a power purchase contract between DOE and Electric Energy, Inc. Market prices for electric power vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather. Purchases of market-based power represented 20% of the cost of electric power in 2004.

      Settlement of Power Contract – Ohio Valley Electric Corporation

      In 2001 and prior years, USEC purchased electric power for the Portsmouth plant under a contract with DOE. DOE acquired the power under a power purchase agreement with the Ohio Valley Electric Corporation (“OVEC”). USEC ceased uranium enrichment operations at the Portsmouth plant in 2001 and ceased taking electric power from OVEC after August 2001. The power purchase agreement was terminated effective April 30, 2003. As a result of termination of the power purchase agreement, DOE was responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shutdown of the coal-burning power generating facilities owned and operated by OVEC. In February 2004, OVEC and DOE, and DOE and USEC entered into agreements and settled all the issues relating to the termination. Pursuant to the agreements, USEC paid the previously accrued amount of $33.2 million representing its share of the postretirement health and decommissioning, demolition and shutdown cost obligations.

      Uranium

      Natural uranium is the feedstock in the production of LEU at the Paducah plant. The plant uses approximately 7 million kilograms of uranium each year in the production of LEU. Uranium is a naturally occurring element and is mined from deposits located in Canada, Australia and other countries. According to the World Nuclear Association, there are adequate known uranium reserves to fuel nuclear power well into the current century.

      Mined uranium ore is crushed and concentrated and sent to a uranium conversion facility where it is converted to uranium hexafluoride, a form suitable for uranium enrichment. Two commercial uranium converters in North America, Cameco Corporation and ConverDyn, deliver and hold title to uranium at the Paducah plant. Utility customers provide uranium to USEC as part of their enrichment contracts or purchase the uranium from USEC. Customers provide uranium at the Paducah plant by acquiring title to uranium from Cameco, ConverDyn and other suppliers. USEC held uranium with an estimated fair value of approximately $1,200 million at December 31, 2004, to which title was held by customers and suppliers. The uranium is fungible and commingled with USEC’s uranium inventory. Title to uranium provided by customers remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer. Other sources of uranium for the production of LEU include USEC’s uranium inventories, which include uranium generated from underfeeding the enrichment process and purchases of uranium from third-party suppliers.

      Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization in 1998 and in the process of being remediated, reported in note 5 to the consolidated financial statements.

      The quantity of uranium used in the production of LEU is to a certain extent interchangeable with the amount of SWU required to enrich the uranium. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, USEC varies its production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Underfeeding increases USEC’s inventory of uranium that can be sold.

      Coolant

      The Paducah plant uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995. Freon leaks from pipe joints, sight glasses, valves, coolers and condensers. Maintenance efforts reduced the leakage to 300,000 pounds in 2004 from 405,000 pounds in 2003. The leak rate is within the level allowed under regulations of the U.S. Environmental Protection Agency (“EPA”). USEC expects that its inventory of Freon at the Paducah plant should be adequate through April 2006. USEC plans to continue to use Freon from its inventory supply and expects to acquire additional quantities of Freon. USEC also is discussing with DOE use of a portion of the 4 million pounds of Freon now stored at the Piketon plant for operation of the Paducah plant. However, if sufficient quantities of Freon were no longer available to USEC, an alternative coolant is available. Estimated capital costs of $13 to $18 million would be incurred for modifications to the process systems to accommodate the different properties of the alternative coolant, plus operating costs of $7.0 million per year would be incurred to acquire and phase in the alternative coolant over a period of up to five-years.

      Equipment

      Equipment components (such as compressors, coolers, motors and valves) requiring maintenance are removed from service and repaired or rebuilt on site. Common industrial components, such as the breakers, condensers and transformers in the electrical system, are procured as needed. Some components and systems are no longer produced, and spare parts may not be readily available. In these situations, replacement components or systems are identified, tested, and procured from existing commercial sources, or the plants’ technical and fabrication capabilities are utilized to design and build replacements.

      Equipment utilization at the Paducah plant was 95% of capacity in 2004. The utilization of equipment is highly dependent on power availability and costs. USEC reduces equipment utilization and the related power load in the summer months when the cost of electric power is high. Equipment utilization is also affected by repairs and maintenance activities.

Russian Contract (“Megatons to Megawatts”)

      SWU Component of LEU

      USEC is the U.S. government’s exclusive executive agent (“Executive Agent”) in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, USEC is designated to purchase the SWU component of LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, as Executive Agent for the U.S. government, signed a commercial agreement (“Russian Contract”) with OAO Techsnabexport (“TENEX”, or “the Russian Executive Agent”), Executive Agent for the Federal Agency for Atomic Energy of the Russian Federation, formerly the Ministry of Atomic Energy of the Russian Federation.

      USEC has agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. Purchases under the Russian Contract approximate 50% of our supply mix.

      Under an amendment to the Russian Contract in June 2002, pricing terms for the purchase of Russian SWU shifted to a market-based pricing mechanism for the remaining term of the contract through 2013. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of short-term market price swings. We expect that increases in these price points in recent years will result in increases to the index used to determine prices under the Russian Contract.

      The Russian Contract provides that, after the end of 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. USEC does not expect that any adjustments will be required. From inception of the Russian Contract in 1994 through December 31, 2004, USEC has purchased the SWU component of LEU derived from 231 metric tons of highly enriched uranium from Russia, the equivalent of about 9,300 nuclear warheads, at an aggregate cost of $3,646 million.

      Under the terms of a 1997 memorandum of agreement between USEC and the U.S. government, USEC can be terminated, or resign, as the U.S. Executive Agent, or one or more additional executive agents may be named. Any new executive agent could represent a significant new competitor.

      Uranium Component of LEU

      Under the Russian Contract, we are obligated to provide to TENEX an amount of uranium equivalent to the uranium component of LEU delivered to us by TENEX, totaling about 9 million kilograms per year. USEC provides the uranium to an account at the Paducah plant maintained on behalf of TENEX. TENEX holds, sells or otherwise exchanges this uranium in transactions with other suppliers or utility customers. From time to time, TENEX may take physical delivery of uranium supplied by a uranium converter that would otherwise deliver such uranium to USEC. Under these arrangements, the converter provides uranium to TENEX for shipment back to Russia, and the converter receives an equivalent amount of uranium in its account at the Paducah plant.

Highly Enriched Uranium from DOE

      Since 1998, DOE has been transferring 50 metric tons of highly enriched uranium to USEC. USEC recovers LEU from downblending the highly enriched uranium. At December 31, 2004, 68% of the total expected LEU had been recovered, and the remainder is scheduled for downblending within the next three years. USEC expects costs to complete downblending activities will be less than the production costs that would be required to produce an equivalent amount of LEU. Factors affecting recoverability include quality and specifications of the highly enriched uranium to be transferred by DOE to USEC and the costs and risks of completing the transfers, processing and downblending required to convert the highly enriched uranium metal and oxide into LEU suitable for sale to utility customers.

DOE-USEC Agreement and Related Agreements with DOE

      On June 17, 2002, USEC and DOE signed the DOE-USEC Agreement (“DOE-USEC Agreement”) in which both USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. USEC and DOE have entered into subsequent agreements relating to these commitments. The following is a summary of material provisions and an update of activities under the DOE-USEC Agreement and related agreements:

      Russian Contract

      Under the DOE-USEC Agreement, USEC agreed to purchase, if made available by the Russian Executive Agent, 5.5 million SWU per calendar year contained in LEU derived from at least 30 metric tons per year of weapons-origin highly enriched uranium. The Russian Contract continues through 2013. The DOE-USEC Agreement provides that DOE will recommend against removal, in whole or in part, of USEC as the U.S. Executive Agent under the Russian Contract as long as USEC orders the specified amount of SWU from the Russian Executive Agent and complies with its obligations under the DOE-USEC Agreement and the Russian Contract.

      Replacing Out-of-Specification Uranium Inventory

      In December 2000, we reported to DOE that 9,550 metric tons of natural uranium with a cost of $237.5 million transferred to USEC from DOE prior to privatization in 1998 may contain elevated levels of technetium that would put the uranium out of specification for commercial use. Out of specification means that the uranium would not meet the industry standard as defined in the American Society for Testing and Materials (“ASTM”) specification “Standard Specification for Uranium Hexafluoride for Enrichment.” The levels of technetium exceeded allowable levels in the ASTM specification.

      Under the DOE-USEC Agreement, DOE is obligated to replace or remediate the affected uranium inventory, and USEC has been working with DOE to implement this process. USEC operates facilities at the Portsmouth plant under contract with DOE to process and remove contaminants from out-of-specification uranium. The remediated inventory meets the ASTM specification or is acceptable to USEC for use as feed material in its enrichment plant.

      As part of DOE’s remediation or replacement of USEC’s out-of-specification uranium, DOE transferred 2,116 metric tons of uranium to USEC in November 2004 in exchange for the transfer by USEC to DOE of a like amount of out-of-specification uranium. USEC transferred 1,492 metric tons of out-of-specification uranium that is ready for processing to remove contaminants, and USEC expects to transfer the remaining 624 metric tons of out-of-specification uranium to DOE as soon as it is ready for processing later in 2005.

      At December 31, 2004, 7,666 metric tons (or 80%) of USEC’s out-of-specification uranium had been replaced or remediated by DOE. The remaining net amount of USEC’s uranium inventory that may contain elevated levels of technetium and be out of specification is 1,884 metric tons with a cost of $51.7 million reported as part of long-term assets at December 31, 2004. DOE’s obligation to replace or remediate USEC’s out-of-specification uranium continues until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC

Agreement as long as USEC is producing low enriched uranium containing at least one million SWU per year at the Paducah plant or at a new enrichment facility.

      In December 2004, USEC entered into a memorandum of agreement with DOE under which USEC will process 2,116 metric tons of DOE’s out-of-specification uranium and use its best efforts to return 2,116 metric tons of uranium that meets the ASTM specification to DOE by December 31, 2006. As payment-in-kind for the contract work, DOE transferred 900 metric tons of uranium to USEC in February 2005, and USEC is selling the uranium. Proceeds from the sale of uranium will be used to reimburse USEC for costs incurred processing DOE’s out-of-specification uranium. If proceeds exceed processing costs, USEC will return the excess to DOE.

      Domestic Enrichment Facilities

      Under the DOE-USEC Agreement, we agreed to operate the Paducah plant at a production rate at or above 3.5 million SWU per year. Historically, USEC has operated at production rates significantly above this level, and in calendar 2005, USEC expects to produce in excess of 5 million SWU at the Paducah plant.

      The 3.5 million annual SWU production level at Paducah may not be reduced until six months before USEC has completed a centrifuge enrichment facility capable of producing 3.5 million SWU per year. If the Paducah plant is operated at less than the specified 3.5 million SWU in any given fiscal year, USEC may cure the defect by increasing SWU production to the 3.5 million SWU level in the ensuing fiscal year. The right to cure may be used only once by USEC in each lease period.

      If USEC does not maintain the requisite level of operations at the Paducah plant and has not cured the deficiency, USEC is required to waive its exclusive rights to lease the Paducah and Portsmouth plants. If USEC ceases operations at the Paducah plant or loses its certification from the NRC, DOE may take actions it deems necessary to transition operation of the plant from USEC to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts. In either event, DOE may be released from its obligations under the DOE-USEC Agreement. USEC will be deemed to have “ceased operations” at the Paducah plant if it (a) produces less than 1 million SWU or (b) fails to meet specific maintenance and operational criteria established in the DOE-USEC Agreement.

      American Centrifuge Technology

      The DOE-USEC Agreement provides that USEC will begin operations of an enrichment facility using centrifuge technology with annual capacity of 1 million SWU (expandable to 3.5 million SWU) in accordance with certain milestones. If, for reasons within our control, we do not meet a milestone and the resulting delay will materially impact our ability to begin commercial operations on schedule, DOE may take any of the following actions:

•	terminate the DOE-USEC Agreement and be relieved of its obligations thereunder,
•	require us to reimburse DOE for increased costs caused by DOE expediting decontamination and decommissioning of facilities used by us for the centrifuge technology,
•	require us to transfer to DOE royalty free exclusive rights to the centrifuge technology and data in the field of uranium enrichment,
•	require us to return any leased facilities upon which the centrifuge technology project was being or was intended to be constructed, and
•	except for plant facilities being operated, require us to waive our exclusive rights to lease the Paducah and Portsmouth plants.

      After USEC has secured firm financing commitments for the construction of a 1 million SWU plant and has begun construction, DOE’s remedies are limited to circumstances where USEC’s gross negligence in project planning and execution is responsible for schedule delays or USEC has abandoned or constructively abandoned the project. In such cases, we will be entitled to a reasonable royalty for the use of any USEC intellectual property and data transferred for non-governmental purposes by DOE.

      Other

      The DOE-USEC Agreement contains force majeure provisions which excuse USEC’s failure to perform under the DOE-USEC Agreement if such failure arises from causes beyond the control and without fault or negligence of USEC.

American Centrifuge Technology

      We are demonstrating, and plan to deploy, the American Centrifuge technology to replace the gaseous diffusion process. USEC’s American Centrifuge technology is based on U.S. centrifuge technology, a proven workable technology developed by DOE from 1960 through the mid-1980s. DOE spent approximately $3.4 billion on research and development and construction of centrifuge facilities and operated full-scale centrifuge machines. Work on U.S. centrifuge technology was terminated by DOE because of changing demand forecasts and DOE budget constraints. USEC is making improvements to the original DOE design to reduce costs and improve efficiency through the use of state-of-the-art materials, control systems and manufacturing processes.

      USEC is working toward the construction and operation of the American Centrifuge Plant by 2010. Demonstration activities are underway at centrifuge test facilities located in Oak Ridge, Tennessee, and refurbishment has begun at the American Centrifuge Demonstration Facility in Piketon, Ohio. USEC began centrifuge testing in January 2005. Advanced technology costs are charged to expense as incurred and amounted to $58.5 million in 2004, $44.8 million in 2003, and $22.9 million in 2002. In total, USEC’s expects to spend approximately $170 million for centrifuge demonstration costs through December 2006. Although in excess of USEC’s previous estimate of $150 million, USEC does not believe this increase in the allocation of costs to the demonstration phase will increase the aggregate cost of demonstrating and deploying the American Centrifuge technology. Subject to completion of project milestones, issuance of an NRC license and other permits, and other factors discussed below, USEC plans to construct the American Centrifuge Plant in Piketon, Ohio beginning in 2007, begin uranium enrichment operations in 2008, and reach an initial production capacity of 3.5 million SWU by 2010. The American Centrifuge Plant is expected to cost up to $1.5 billion, excluding capitalized interest. Following are the centrifuge project milestones under the DOE-USEC Agreement, the first eight of which have been achieved on or ahead of schedule:

Milestones under DOE-USEC Agreement	Milestone Date	Date Achieved
Begin refurbishment of K-1600 centrifuge testing facility in Oak Ridge, Tennessee	December 2002	December 2002

Build and begin testing a centrifuge end cap	January 2003	January 2003

Submit license application for lead cascade to NRC	April 2003	February 2003

NRC dockets lead cascade application	June 2003	March 2003

First rotor tube manufactured	November 2003	September 2003

Centrifuge testing begins	January 2005	January 2005

(continued)

Milestones under DOE-USEC Agreement	Milestone Date	Date Achieved
Submit license application for commercial plant to NRC	March 2005	August 2004

NRC dockets commercial plant application	May 2005	October 2004

Begin lead cascade centrifuge manufacturing	June 2005

Satisfactory reliability and performance data obtained from lead cascade	October 2006

Financing commitment secured for a 1 million SWU centrifuge plant	January 2007

Begin commercial plant construction and refurbishment	June 2007

Begin American Centrifuge commercial plant operations at facility in Piketon, Ohio	January 2009

American Centrifuge Plant capacity at one million SWU per year	March 2010

American Centrifuge Plant (if expanded at USEC’s option) projected to have an annual capacity of 3.5 million SWU	September 2011

      We utilize U.S. centrifuge technology, facilities and experts at the Oak Ridge National Laboratory (“ORNL”) through a $121 million Cooperative Research and Development Agreement (“CRADA”) with UT-Battelle LLC, the management and operating contractor for ORNL. The CRADA, approved by DOE, extends through June 2007 and is funded by USEC.

      In 2004, the NRC issued a license to USEC for the American Centrifuge Demonstration Facility in Piketon, Ohio. USEC expects to begin operating the American Centrifuge Demonstration Facility in late 2005. USEC will operate the facility for the purpose of demonstrating and evaluating USEC’s enhancements to U.S. centrifuge technology and centrifuge performance in a cascade configuration. Data gathered from these demonstrations relating to cost, schedule, and technology performance uncertainties will be evaluated prior to initiating construction of the American Centrifuge Plant in 2007.

      In February 2004, we entered into an agreement with DOE to temporarily lease a portion of the Gas Centrifuge Enrichment Plant (“GCEP”) buildings in Piketon, Ohio for the American Centrifuge Demonstration Facility. The temporary lease is an extension of the lease for the Portsmouth gaseous diffusion plant. The temporary lease will expire upon execution of a long-term agreement for the American Centrifuge Plant, upon expiration of the NRC license for the demonstration facility, or June 30, 2009, whichever occurs first. The NRC license will expire on the earlier of February 24, 2009, or the date the temporary lease, or the long-term agreement that is expected to supersede the temporary lease, with DOE expires. At the end of the lease, USEC must remove its personal property and capital improvements and return the facilities in the same, or as good, condition as documented in a baseline radiological survey.

Nuclear Regulatory Commission – Regulation

      USEC’s operations are subject to regulation by the NRC. The Paducah and Portsmouth plants are regulated by and are required to be recertified by the NRC every five years. The terms of the current NRC certification expires December 31, 2008, and the NRC will evaluate the plants in connection with the renewal. The NRC will regulate operation of the American Centrifuge Demonstration Facility.

      The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations, and conditions of licenses, Certificates of Compliance, Compliance Plans, or Orders. The NRC has the authority to impose civil penalties for certain violations of its regulations. USEC has received notices of violation from NRC for certain violations of these regulations and Certificate conditions, none of which has resulted in a fine exceeding $88,000. In each case, USEC took corrective action to bring the facilities into compliance with NRC regulations. USEC does not expect that any proposed notices of violation it has received will have a material adverse effect on its financial position or results of operations.

Environmental Matters

      USEC’s operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. USEC’s operations generate low-level radioactive waste that is stored on-site or is shipped off-site for disposal at commercial facilities. In addition, our operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal. Because of limited treatment and disposal capacity, some mixed waste is being temporarily stored at DOE’s permitted storage facilities at the plants. USEC has entered into consent decrees with the States of Kentucky and Ohio that permit the continued storage of mixed waste at DOE’s permitted storage facilities at the plants and provide for a schedule for sending the waste to off-site treatment and disposal facilities.

      USEC’s operations generate depleted uranium that is stored at the plants. Depleted uranium is a result of the uranium enrichment process where the concentration of the U235 isotope in depleted uranium is less than the concentration of .711% found in natural uranium. All liabilities arising out of the disposal of depleted uranium generated before July 28, 1998, are direct liabilities of DOE. The USEC Privatization Act requires DOE, upon USEC’s request, to accept for disposal the depleted uranium generated after the July 28, 1998 privatization date provided USEC reimburses DOE for its costs.

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

      Reference is made to management’s discussion and analysis of financial condition and results of operations and notes to consolidated financial statements for information on operating costs relating to environmental matters.

Occupational Safety and Health

      USEC’s operations are subject to regulations of the Occupational Safety and Health Administration governing worker health and safety. USEC maintains a comprehensive worker safety program that establishes high standards for worker safety and monitors key performance indicators in the workplace environment.

Competition and Foreign Trade

      USEC estimates its market share of the SWU component of LEU purchased by and shipped to utilities in North America was 51% in 2004, 56% in 2003, and 59% in 2002. In the world market, USEC estimates its market share was 28% in 2004, 30% in 2003, 32% in 2002.

      The highly competitive global uranium enrichment industry has four major producers of LEU:

•	USEC,
•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by two private German utilities,
•	Eurodif, a multinational consortium controlled by AREVA, a company principally owned by the French government, and
•	the Russian Federal Agency for Atomic Energy, which sells LEU through TENEX, a Russian government-owned entity.

      There are also smaller producers of LEU in China and Japan that primarily serve a portion of their respective domestic markets.

      In addition to enrichment, LEU may be produced by downblending government stockpiles of highly enriched uranium. Governments control the timing and availability of highly enriched uranium, and the release of this material to the market could impact prevailing market conditions. USEC has been the primary supplier of downblended highly enriched uranium made available by the U.S. and Russian governments. To the extent USEC is not selected to market LEU downblended from highly enriched uranium in future years, these quantities would represent a potential source of competition.

      Global LEU suppliers compete primarily in terms of price, and secondarily on reliability of supply and customer service. USEC believes that customers are attracted to its reputation as a reliable long-term supplier of enriched uranium and intends to continue strengthening this reputation with the transition to the American Centrifuge technology.

      Urenco, TENEX, and producers in Japan and China use centrifuge technology to produce LEU. Centrifuge technology is a more advanced technology than the gaseous diffusion process currently used by USEC and Eurodif. Urenco has reported the capacity of its facilities was 6.5 million SWU at the end of 2003 and expects to have capacity of 7.5 million SWU by the end of 2005. AREVA, Eurodif’s parent company, and Urenco have announced plans to work together in the field of centrifuge technology to replace Eurodif’s gaseous diffusion plant with Urenco centrifuge technology by 2016. Subject to approval of an intergovernment agreement, AREVA expects to acquire a 50% interest in Urenco’s centrifuge technology.

      Louisiana Energy Services, a group controlled by Urenco, submitted a license application to the NRC in December 2003 to construct a uranium enrichment plant near Eunice, New Mexico based on Urenco’s centrifuge technology. The plant is targeted for initial production in 2008, reaching a capacity of three million SWU several years later.

      All of USEC’s current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively commercial profit-maximizing considerations.

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

      Government Investigation of Imports from France, Germany, the Netherlands and the United Kingdom

      USEC believes that the level of dumping by, and subsidization of, its European competitors has been reduced since the U.S. government began its investigation of such practices in 2000. The U.S. government action has helped to restore stability to the enrichment market and ensure a long-term supply of competitively priced LEU.

      In February 2002, the U.S. Department of Commerce (“DOC”) issued orders imposing antidumping and countervailing duties on imports of LEU from France, and countervailing duties on imports of LEU from Germany, the Netherlands and the United Kingdom. LEU is produced in France by Eurodif, a company controlled by AREVA, and is produced in Germany, the Netherlands, and the United Kingdom by Urenco. The orders required the posting of cash deposits of 32.1% on the value of LEU imports from France, and 2.23% on the value of LEU imports from Germany, the Netherlands and the United Kingdom. The orders did not prevent the importation of European LEU, but helped to offset the European enrichers’ subsidies and unfair pricing practices.

      Appeals of the U.S. government’s determinations in these investigations are now pending before the U.S. Court of International Trade (“CIT”) and the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”).

      In March 2003, the CIT remanded the DOC’s determinations on certain general issues back to the DOC for reconsideration, indicating that the DOC had failed to adequately explain the rationale for the DOC’s resolution of those issues. In June 2003, the DOC reaffirmed and elaborated on its determinations, again concluding that USEC is the sole domestic producer of LEU and that all imports of LEU are subject to antidumping and countervailing duty laws. In September 2003, the CIT affirmed the DOC’s conclusions that USEC is the sole domestic producer of LEU, with standing to file its antidumping and countervailing duty petitions, and that the purchase of LEU for more than “adequate remuneration” pursuant to enrichment contracts are subject to U.S. countervailing duty law. However, the CIT reversed the DOC’s decision that imports pursuant to enrichment contracts are subject to the antidumping law.

      In late 2004, the parties to the CIT appeal (other than Urenco) filed a motion for interlocutory appeal with the Federal Circuit on the general issues in the DOC’s remand determination. In March 2005, the Federal Circuit issued its decision, upholding portions of the DOC’s remand determination while reversing it in other respects. In its decision, the Federal Circuit affirmed the DOC’s conclusion that USEC had standing to file the antidumping and countervailing duty petitions. However, the Federal Circuit also ruled that enrichment contracts were sales of services, not merchandise, and thus were not subject to the U.S. antidumping law. Similarly, the Federal Circuit ruled that the purchase of LEU by EdF, Eurodif’s largest customer in France, for more than “adequate remuneration” under an enrichment contract was not a subsidy actionable under U.S. countervailing duty law because the law did not provide for countervailing duties against a purchase of services for more than “adequate remuneration”. Rehearing or Supreme Court review of this decision may be sought.

      The case will ultimately return to the CIT, and then to the DOC, for proceedings consistent with the Federal Circuit’s decision. The final result of this appeals process is expected sometime toward the end of 2005. Subject to the outcome of this appeals process, the decision could take most of the imports of French LEU now covered by the antidumping order out of the scope of that order, and could lead to the termination of both the antidumping and countervailing duty orders against imports of French LEU.

      In 2004, the DOC conducted administrative reviews of its 2002 orders in order to establish the definitive countervailing and antidumping duties for imports of LEU in 2001 and 2002 and the deposit rates for future imports. The reviews resulted in duty margins that were substantially lower than the margins estimated in the 2002 orders, indicating that Eurodif’s level of dumping and the subsidies to Eurodif and Urenco had been reduced following the granting of trade relief in the DOC’s original investigations. Based on the results of these reviews and subsequent adjustments, the DOC calculated new estimated antidumping and countervailing duty rates totaling 5.27% that will apply to imports of LEU produced by Eurodif. The DOC’s decisions in this review have been appealed to the CIT. Further, based on its conclusion that the subsidies conferred on Urenco were fully amortized by the end of 2002, the DOC determined that no estimated rate will apply to imports of LEU produced by Urenco that enter the United States after July 7, 2004. However, the existing countervailing duty order on imports of LEU from Urenco remains in force and Urenco could again face duties if found to have received subsidies in the future. A second administrative review to determine the final duty rates on imports of LEU from these countries in 2003 is currently pending. Subject to the outcome of the appeals process described above, all of the determinations concerning the antidumping and countervailing duty orders on imports of LEU produced by Eurodif are likely to be affected by the Federal Circuit’s March 2005 decision.

      The Federal Circuit’s decision does not affect the countervailing duty order on imports of LEU produced by Urenco.

      Russian Suspension Agreement

      Imports of LEU produced in the Russian Federation are subject to restrictions imposed under a 1992 agreement suspending an antidumping investigation of imports of all forms of Russian uranium (the “Russian SA”) that was initiated by the DOC at the request of the U.S. producers of natural uranium and uranium workers. The Russian SA prohibits nearly all imports of LEU from Russia for consumption in the United States other than LEU derived from highly enriched uranium imported under the Russian Contract.

      By its terms, the Russian SA can be terminated by either the Russian or U.S. governments upon 90 days advance notice. In such a case, however, the 1992 antidumping investigation suspended by the Russian SA, including the high preliminary duties calculated at that time on imports of Russian uranium products, would be renewed. Alternatively, the Russian Federation could invoke procedures under the Russian SA, which provide for termination of both the suspended antidumping investigation and the Russian SA if the DOC makes certain specified determinations under a formal process specified in DOC regulations. In that process, the views of interested domestic parties, including USEC, would have to be considered by the DOC prior to making such determinations. At this time, we do not anticipate that the Russian SA or the antidumping investigation that it suspends will be terminated under these procedures.

      In the second half of 2005, the DOC and the U.S. International Trade Commission (“ITC”) are expected to initiate a “sunset” review of the Russian SA. In this statutorily mandated review, which occurs every five years, the DOC will determine whether the termination of the Russian SA is likely to lead to a continuation or recurrence of dumping of Russian uranium products, including LEU, and the ITC will determine whether such termination is likely to lead to a continuation or recurrence of material injury to the relevant U.S. industry, including USEC. If either agency makes a negative determination (i.e., if the DOC determines that dumping will not continue or recur, or if the ITC concludes that injury will not continue or recur), the Russian SA and the suspended antidumping investigation will be terminated, and uranium products from Russia, including LEU, could be imported without trade restrictions.

      It is unclear what impact, if any, the March 2005 Federal Circuit decision in the appeal of the orders on LEU from the four Western European countries will have on the Russian SA.

Employees

      USEC had 2,871 employees at December 31, 2004, including 2,484 employees at the plants (1,269 at the Paducah plant engaged in uranium enrichment activities and 1,215 at the Portsmouth plant performing contract work for DOE), 186 developing the American Centrifuge technology in Oak Ridge, Tennessee and Piketon, Ohio, 83 at NAC in Atlanta, Georgia, and 118 at headquarters in Bethesda, Maryland.

      The Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”) and the Security, Police, Fire Professionals of America (“SPFPA”) represent 52% of the employees at the plants. The number of employees represented and the term of each contract follows:

	Number
	of	Contract
	Employees	Term
Paducah plant:
PACE Local 5-550	524	June 2011
SPFPA Local 111	90	March 2007

Portsmouth plant:
PACE Local 5-689	574	March 2010
SPFPA Local 66	101	August 2007

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

      USEC’s code of business conduct provides a brief summary of the standards of conduct that are at the foundation of USEC’s business operations. The code of business conduct states that we conduct our business in strict compliance with all applicable laws. Each employee must read the code of business conduct and sign a form stating that he or she has read, understands and agrees to comply with the code of business conduct. A copy of the code of business conduct is available on USEC’s website, www.usec.com, or upon request without charge. USEC will disclose on the website any amendments to, or waivers from, the code of business conduct that are required to be publicly disclosed.

USEC also makes available free of charge, on its website, or upon request, its Board of Directors Governance Guidelines and its Board committee charters.

Item 3. Legal Proceedings

      Environmental Matter

      In 1998, we contracted with Starmet CMI (“Starmet”) to convert a portion of our depleted uranium into a form that could be used in certain beneficial applications or disposed of at existing commercial disposal facilities. In 2002, Starmet ceased operations at its Barnwell, South Carolina facility. In November 2002, USEC received notice from the U.S. Environmental Protection Agency (“EPA”) that EPA was taking action under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended (commonly known as Superfund), to clean up certain areas at Starmet’s Barnwell site. These activities involve the cleanup of two evaporation ponds and removal and disposal of certain drums and other material containing uranium and other byproducts of Starmet’s activities at the site. The notice also stated that EPA believed USEC as well as other parties, including agencies of the U.S. government, are potentially responsible parties (“PRPs”) under CERCLA. In February 2004, USEC and certain federal agencies who have been identified as PRPs under CERCLA entered into an agreement with EPA, under which USEC is responsible for removing certain material from the site that is attributable to quantities of depleted uranium USEC had sent to the site. We have engaged contractors to remove and dispose of such material. At December 31, 2004, we had an accrued current liability of $6.6 million representing our current estimate of our share of costs to comply with the EPA settlement agreement and other costs associated with the Starmet facility.

      Executive Termination

      In December 2004, the employment of William H. Timbers, President and Chief Executive Officer of USEC, was terminated for “Cause” as that term is defined in the Amended and Restated Employment Agreement, dated July 29, 2004 (the “Employment Agreement”), the Supplemental Executive Retirement Plan (“SERP”) and the 1999 Equity Incentive Plan. Mr. Timbers’ termination was not related to any operational performance or financial matter. Because he was terminated for Cause, Mr. Timbers forfeited, and therefore USEC has cancelled, his 90,036 shares of restricted stock and 1,637,170 vested and unvested stock options.

      On March 1, 2005, Mr. Timbers filed a Demand for Arbitration (the “Demand”) with the American Arbitration Association against USEC, its seven directors and its General Counsel, alleging breach of the Employment Agreement and associated tort claims. Specifically, Mr. Timbers alleges that USEC breached the Employment Agreement in its manner of terminating Mr. Timbers and that he was terminated without Cause. The Demand seeks damages of “at least $21 million,” restricted stock and stock options that the Demand values at more than $15 million based on USEC’s stock price on February 28, 2005, and other unspecified compensatory and punitive damages. Although USEC believes that it will prevail in this arbitration, if it is determined that Mr. Timbers’ employment was terminated other than for Cause, USEC estimates that it would have to make cash payments of up to approximately $18 million, plus an amount with respect to vested and unvested stock options which were forfeited and have been cancelled. The value of the vested and unvested stock options on the date of termination was approximately $5.6 million, but if the value of these options were determined as of a later date, such value would fluctuate with changes in the value of USEC common stock.

      Other

      USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Executive Officers

      Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at December 31, 2004, follow:

	Age at
Name	December 31, 2004	Position

James R. Mellor	74	Chairman of the Board, President and Chief
		Executive Officer

Lisa E. Gordon-Hagerty	44	Executive Vice President and Chief Operating Officer

Ronald F. Green	57	Senior Vice President

Philip G. Sewell	58	Senior Vice President

Robert Van Namen	43	Senior Vice President

Ellen C. Wolf	51	Senior Vice President and Chief Financial Officer

J. Morris Brown	64	Vice President, Operations

James F. McDonnell	47	Vice President and Chief Information and Security
		Officer

E. John Neumann	57	Vice President, Government Relations

Michael T. Woo	51	Vice President, Strategic Development

W. Lance Wright	57	Vice President, Human Resources and Administration

Charles B. Yulish	68	Vice President, Corporate Communications

      James R. Mellor was named President and Chief Executive Officer in December 2004, and has been Chairman of the Board since 1998. Prior to joining USEC, Mr. Mellor served as Chairman and Chief Executive Officer of General Dynamics Corporation, a company engaged in shipbuilding and marine systems, land and amphibious combat systems, information systems, and business aviation from 1994 to 1997.

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

      Ronald F. Green has been Senior Vice President directing the demonstration and deployment of the American Centrifuge technology since April 2003. Prior to joining USEC, Mr. Green was President of two divisions of FPL Group, Inc. since 2001, and prior thereto was President and Chief Executive Officer of Duke Engineering and Services since 1999 and President of the Electric Division of Tejas Energy LLC since 1998.

      Philip G. Sewell has been Senior Vice President directing international activities and corporate development programs since August 2000, was Vice President, Corporate Development and International Trade since April 1998, and was Vice President, Corporate Development since 1993.

      Robert Van Namen was named Senior Vice President directing marketing and sales activities in January 2004 and was Vice President, Marketing and Sales since January 1999. Prior to joining USEC, Mr. Van Namen was Manager of Nuclear Fuel for Duke Power Company.

      Ellen C. Wolf has been Senior Vice President and Chief Financial Officer since December 2003. Prior to joining USEC, Ms. Wolf was Vice President and Chief Financial Officer for American Water Works Company, an international water company, since May 1999, and prior thereto was Vice President and Treasurer of Bell Atlantic Corporation since 1995.

      J. Morris Brown has been Vice President, Operations since November 2000, was General Manager at the Portsmouth plant since March 1998, and prior thereto was Engineering Manager at the Paducah plant. Mr. Brown retired from USEC in March 2005.

      James F. McDonnell was named Vice President and Chief Information and Security Officer in June 2004. Prior to joining USEC, Mr. McDonnell was a Director in the Office of Infrastructure Protection of the U.S. Department of Homeland Security and in the Homeland Security Transition Planning Office since October 2002, and prior thereto was Director of the Office of Energy Assurance at DOE since 2001 and Senior Director of Oak Ridge Associated Universities since 1995.

      E. John Neumann was named Vice President, Government Relations in April 2004. Prior to joining USEC, Mr. Neumann was Vice President, Government Relations, for the Edison Electric Institute since 1995.

      Michael T. Woo was Vice President, Strategic Development since April 2001, was Director, Power Resources since October 1998, and was Manager, Strategic Financial Programs since 1994. We are deeply saddened by the passing of Mr. Woo in January 2005 following an automobile accident.

      W. Lance Wright has been Vice President, Human Resources and Administration since August 2003. Mr. Wright was named Senior Vice President, Human Resources and Administration in February 2005. Prior to joining USEC, Mr. Wright was Vice President and Principal of Boyden Global Executive Search since January 2002, and prior thereto held director and manager positions in Human Resources at ExxonMobil Corporation since 1986.

      Charles B. Yulish has been Vice President, Corporate Communications since 1995.

PART II

Item 5. Market for Common Stock and Related Shareholder Matters

      USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.” High and low sales prices and cash dividends paid per share follow:

			Cash
			Dividends
	High	Low	Paid
2004
January to March	$8.93	$7.60	$.1375
April to June	8.98	6.88	.1375
July to September	10.47	8.00	.1375
October to December	11.14	9.35	.1375

2003
January to March	6.99	5.20	.1375
April to June	7.69	5.27	.1375
July to September	7.50	6.40	.1375
October to December	9.00	6.43	.1375

      There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At December 31, 2004, there were 85,149,000 shares of common stock issued and outstanding and approximately 24,000 beneficial holders of common stock. No preferred shares have been issued.

      The declaration of dividends is subject to the discretion of the Board of Directors and depends, among other things, on results of operations, financial condition, cash requirements, restrictions imposed by financing arrangements, and any other factors deemed relevant by the Board of Directors.

      Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plan Information” in the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of stockholders scheduled to be held on April 21, 2005.

      The Board of Directors approved a shareholder rights plan in 2001. Each shareholder of record on May 9, 2001, received preferred stock purchase rights that trade together with USEC common stock and are not exercisable. In the absence of further action by the Board, the rights generally would become exercisable and allow the holder to acquire USEC common stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of USEC common stock or commences a tender or exchange offer to acquire 15% or more of the common stock of USEC. However, any rights held by the acquirer would not be exercisable. The Board of Directors may direct USEC to redeem the rights at $.01 per right at any time before the tenth day following the acquisition of 15% or more of USEC common stock.

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

Item 6. Selected Financial Data

      Selected financial data should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations. Selected financial data as of and for the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, have been derived from consolidated financial statements that have been audited by independent public accountants.

						Six-Month
						Period Ended
	Years Ended December 31,					December 31,	Fiscal Years Ended June 30,
	2004		2003	2002		2002	2002		2001		2000
				(Unaudited)
	(millions, except per share data)
			As restated (1)
Revenue:
Separative work units	$1,027.3		$1,110.8	$1,181.5		$668.0	$1,317.0		$1,029.6		$1,387.8
Uranium	224.0		168.5	73.0		43.2	114.6		86.6		101.6
U.S. government contracts and other	165.9		166.0	123.4		69.6	102.6		35.3		34.2

Total revenue	1,417.2		1,445.3	1,377.9		780.8	1,534.2		1,151.5		1,523.6

Cost of sales:
Separative work units and uranium	1,071.6		1,131.4	1,172.3		675.2	1,328.2		967.3		1,255.8
U.S. government contracts and other	151.5		150.2	115.2		66.0	100.9		38.1		34.7

Total cost of sales	1,223.1		1,281.6	1,287.5		741.2	1,429.1		1,005.4		1,290.5

Gross profit	194.1		163.7	90.4		39.6	105.1		146.1		233.1
Special charge (credit) for consolidating plant operations	—		—	(6.7	)(2)	—	(6.7	)(2)	—		141.5 (2)
Advanced technology costs	58.5		44.8	22.9		16.0	12.6		11.4		10.2
Selling, general and administrative	64.1		69.4	54.1		27.6	50.7		48.8		48.9
Other (income) expense, net	(1.7	)(3)	—	—		—	—		—		(3.0)

Operating income (loss)	73.2		49.5	20.1		(4.0)	48.5		85.9		35.5
Interest expense	40.5		38.4	36.5		18.6	36.3		35.2		38.1
Interest (income)	(3.9)		(5.4)	(7.0)		(3.2)	(8.7)		(10.9)		(8.0)

Income (loss) before income taxes	36.6		16.5	(9.4)		(19.4)	20.9		61.6		5.4
Provision (credit) for income taxes	13.1		6.7	(5.1)		(6.7)	5.7		(14.8	)(4)	(3.5)

Net income (loss)	$23.5		$9.8	$(4.3)		$(12.7)	$15.2		$76.4		$8.9

Net income (loss) per share – basic and diluted	$.28		$.12	$(.05)		$(.16)	$.19		$.95		$.10
Dividends per share	$.55		$.55	$.55		$.275	$.55		$.55		$.825
Weighted average number of shares outstanding – basic	84.1		82.2	81.4		81.6	81.1		80.7		90.7

	December 31,			June 30,
	2004	2003	2002	2002	2001	2000
	(millions)
		As restated (1)
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$174.8	$249.1	$171.1	$279.2	$122.5	$73.0

Inventories:
Current	1,009.4	883.2	862.1	889.7	1,137.5	865.3
Long-term	156.2	266.1	390.2	415.5	420.2	436.4

Total assets	1,999.4	2,129.8	2,111.9	2,230.6	2,277.1	2,129.6

Long-term debt	475.0	500.0	500.0	500.0	500.0	500.0

Other liabilities	244.4	256.0	265.0	263.2	307.6	281.1

Stockholders’ equity	924.6	929.5	958.6	991.5	1,016.0	992.5

Number of shares outstanding	85.1	82.6	81.8	81.3	80.6	82.5

(1)	The consolidated financial statements for periods prior to 2004 have been restated for revenue recognition and to reverse a valuation allowance relating to deferred income taxes. The restatement dealing with revenue is the result of a correction in the timing of revenue recognition for sales to customers in which title to SWU and uranium are transferred to the customer but USEC continues to maintain possession of the uranium under the provisions of certain sales contracts. In addition, the restatement corrects a valuation allowance relating to deferred income taxes established in the fiscal year ended June 30, 1999. Reference is made to note 2 of the notes to the consolidated financial statements for additional information on the effects of the restatements. The restatements had no effect on the statement of income for the fiscal year ended June 30, 2000. The effect of the restatements on the statement of income for the fiscal year ended June 30, 2001, follows:

	Fiscal Year
	Ended
	June 30, 2001
	As previously
	reported	As restated
	(millions)
Statements of Income
Revenue	$1,179.2	$1,151.5
Cost of sales	1,029.8	1,005.4
Gross profit	149.4	146.1
Operating income	89.2	85.9
Income before income taxes	64.9	61.6
Provision (credit) for income taxes	(13.5)	(14.8)
Net income	78.4	76.4
Net income per share – basic and diluted	$.97	$.95

     The effects of the restatements on total assets and stockholders’ equity at December 31, 2002, and prior years follows:

	December 31,	June 30,
	2002	2002	2001	2000
		(millions)
Total assets:
As previously reported	$2,049.5	$2,168.0	$2,207.5	$2,084.4
As restated	2,111.9	2,230.6	2,277.1	2,129.6

Stockholders’ equity:
As previously reported	914.4	949.3	972.8	947.3
As restated	958.6	991.5	1,016.0	992.5

(2)	The plan to consolidate plant operations and cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $141.5 million ($88.7 million or $.97 per share after tax) in the fiscal year ended June 30, 2000, including asset impairments of $62.8 million, severance benefits of $45.2 million, and lease turnover and other exit costs of $33.5 million. The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in the fiscal year ended June 30, 2002, represented a change in estimate of costs for consolidating plant operations.

(3)	Other income in 2004 includes income of $4.4 million ($2.7 million or $.03 per share after tax) from customs duties paid to USEC as a result of trade actions, partly offset by an expense of $2.7 million (or $.03 per share) for acquired-in-process research and development expense relating to the acquisition of NAC.

(4)	The provision (credit) for income taxes in the fiscal year ended June 30, 2001, includes a special income tax credit of $37.3 million (or $.46 per share) for deferred income tax benefits that arose from the transition to taxable status. The special tax credit represents a change in estimate resulting from a reassessment of certain deductions for which related income tax savings were not certain.

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

Overview

      USEC, a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. USEC:

•	supplies LEU to both domestic and international utilities for use in over 150 nuclear reactors worldwide,
•	is the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,
•	is demonstrating and plans to deploy what is expected to be the world’s most efficient uranium enrichment technology, known as the American Centrifuge,
•	performs contract work for the U.S. Department of Energy (“DOE”) and DOE contractors at the Paducah and Portsmouth plants, and
•	through its NAC subsidiary, provides transportation and storage systems for spent nuclear fuel and nuclear and energy consulting services.

      Low Enriched Uranium

      LEU is sold and measured by two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement which represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as the SWU component.

      Supplier of LEU

      USEC produces or acquires LEU from two principal sources. LEU is produced at the gaseous diffusion plant in Paducah, Kentucky, and LEU is acquired by purchasing the SWU component of LEU from Russia under the Megatons to Megawatts program. The gaseous diffusion process uses significant amounts of electric power to enrich uranium, and costs for electric power typically represent 60% of production costs at the Paducah plant. We purchase about 80% of the electric power for the Paducah plant from the Tennessee Valley Authority (“TVA”), and capacity and prices for electric power under the contract with TVA are fixed through May 2006.

      Revenue from Sales of SWU and Uranium

      Our customers are domestic and international utilities that operate nuclear power plants. Revenue is derived primarily from:

•	sales of the SWU component of LEU,
•	sales of both the SWU and uranium components of LEU, and
•	sales of uranium.

      Agreements with electric utilities are primarily long-term contracts under which customers are obligated to purchase a specified quantity or percentage of their SWU or uranium requirements. Customers are not obligated to make purchases if the reactor does not have requirements. Backlog is the aggregate dollar amount of SWU and uranium that USEC expects to sell under contracts with utilities. Backlog is based on customers’ estimates of their fuel requirements and certain other assumptions, including estimates of selling prices and inflation rates. Such estimates are subject to change. At December 31, 2004, USEC had contracts with utilities aggregating $4.7 billion through 2011 (including $1.2 billion scheduled for delivery in 2005), compared with $4.9 billion at December 31, 2003.

      USEC estimates its market share of the SWU component of LEU purchased by and shipped to utilities in North America was 51% in 2004, 56% in 2003, and 59% in 2002. In the world market, USEC estimates its market share was 28% in 2004, 30% in 2003, and 32% in 2002. The declines reflect aggressive pricing by, and loss of sales commitments to, foreign competitors.

      Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU are large in amount, typically averaging $12.0 million per order. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle.

      Revenue could be adversely affected by actions of the U.S. Nuclear Regulatory Commission (“NRC”) or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. In late 2002, regulators in Japan ordered the temporary shutdown of 17 reactors operated by The Tokyo Electric Power Company. USEC supplies LEU for nine of the 16 reactors that have returned to service and for the one reactor that remains shutdown. The shutdowns have postponed the utility’s requirements for reloading fuel. Revenue has been reduced as a result of the shutdowns, and USEC expects its revenue in 2005 will continue to be affected, but to a lesser extent.

      USEC’s financial performance over time can be significantly affected by changes in prices for SWU. The base-year price for SWU under new long-term contracts, as published by TradeTech in Nuclear Market Review, was $107 per SWU on December 31, 2004, and $105 per SWU on December 31, 2003 and 2002. However, our backlog includes contracts awarded to USEC when prices were lower. As a result, the average SWU price billed to customers has declined in recent years, but began to level off in 2004. USEC expects that sales under new contracts will in time increase the average SWU price billed to customers.

      The long-term price for uranium hexafluoride, as calculated using indicators published by TradeTech, was $75.32 per kilogram of uranium on December 31, 2004, an increase of $28.82 (or 62%) from $46.50 on December 31, 2003. The long-term price increased 40% in 2003 from $33.29 on December 31, 2002. Most of USEC’s uranium inventory has been committed under sales contracts with utility customers, and the positive impact of higher prices is limited to sales under new contracts and to sales under contracts with prices determined at the time of delivery.

      We sell uranium from our inventory and supplement our supply of uranium by underfeeding the production process at the Paducah plant and by purchasing uranium from suppliers. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Underfeeding increases the inventory of uranium that can be sold.

      Contracts with customers are denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, USEC may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of our primary competitors are denominated in the major European currencies.

      Revenue from U.S. Government Contracts

      We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby and processing out-of-specification uranium at the Portsmouth plant, both of which have been extended to September 2005. Continuation of the contracts is subject to DOE funding and Congressional appropriations. Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards that are subject to audit by the Defense Contract Audit Agency. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs.

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

      (a) Purchase Costs under Russian Contract

      USEC is the Executive Agent of the U.S. government under a contract (“Russian Contract”) to implement a government-to-government agreement to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

      USEC has agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. Purchases under the Russian Contract approximate 50% of our supply mix.

      Under an amendment to the Russian Contact in June 2002, pricing terms for the purchase of Russian SWU shifted to a market-based pricing mechanism for the remaining term of the contract through 2013. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of short-term market price swings. We expect that increases in these price points in recent years will result in increases to the index used to determine prices under the Russian Contract.

      The Russian Contract provides that, after the end of 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. USEC does not expect that any adjustments will be required. From inception of the Russian Contract in 1994 through December 31, 2004, USEC has purchased the SWU component of LEU derived from 231 metric tons of highly enriched uranium from Russia, the equivalent of about 9,300 nuclear warheads, at an aggregate cost of $3,646 million.

      (b) Production Costs

      The gaseous diffusion process uses significant amounts of electric power to enrich uranium. The power load at the Paducah plant averaged 1,330 megawatts and costs for electric power represented 60% of production costs at the Paducah plant in 2004. USEC reduces LEU production and the related power load in the summer months when power availability is low and power costs are high. USEC purchased about 80% of the electric power for the Paducah plant in 2004 at fixed prices under a power purchase agreement with the Tennessee Valley Authority (“TVA”). Capacity under the TVA agreement ranges from 300 megawatts in the summer months to 1,650 megawatts in the non-summer months, and capacity and prices are fixed through May 2006. USEC expects to contract for electric power for the period subsequent to May 2006. Subject to prior notice and under certain circumstances, TVA may interrupt power to the Paducah plant, except for a minimum load of 300 megawatts that can only be interrupted under limited circumstances.

      USEC purchased the remaining portion of the electric power for the Paducah plant at market-based prices from TVA and under a power purchase contract between DOE and Electric Energy, Inc. Market prices for electric power vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather. Purchases of market-based power represented 20% of the cost of electric power in 2004.

      We store depleted uranium at the plants and accrue estimated costs for the future disposition of depleted uranium. The long-term liability is dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. Under the DOE-USEC Agreement signed in June 2002 (“DOE-USEC Agreement”), DOE is taking title to depleted uranium generated by USEC at the Paducah plant up to a maximum of 23.3 million kilograms of uranium. The transfer of depleted uranium to DOE reduces our costs for the disposition of depleted uranium. Transfers of the remaining amount to DOE are expected to be completed by mid 2005. USEC expects costs for the disposition of depleted uranium generated subsequent to mid 2005 will increase to reflect estimated costs for future disposition.

      (c) Replacing Out-of-Specification Uranium Inventory

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

      American Centrifuge Technology

      We are in the process of demonstrating our next-generation American Centrifuge uranium enrichment technology. Demonstration activities are underway at centrifuge test facilities located in Oak Ridge, Tennessee, and refurbishment work has begun at the American Centrifuge Demonstration Facility in Piketon, Ohio. USEC expects to begin operation of the American Centrifuge Demonstration Facility in late 2005 and to begin construction of the American Centrifuge Plant in 2007, reaching an annual production capacity of 3.5 million SWU by 2010. The American Centrifuge Plant is expected to cost up to $1.5 billion, excluding capitalized interest.

      Engineering, assembling and testing of centrifuge components and the initial centrifuge machines continue at USEC’s test facilities located in Oak Ridge, Tennessee. The first eight project milestones under the DOE-USEC Agreement have been completed on or ahead of schedule. Recent achievements include:

•	USEC entered into an agreement with DOE to temporarily lease portions of the Gas Centrifuge Enrichment Plant (“GCEP”) buildings in Piketon, Ohio. Under a contract with DOE, USEC is removing DOE’s materials and equipment and is refurbishing a portion of the process buildings that will be used in the demonstration of the American Centrifuge technology.

•	In February 2004, the NRC issued a license to USEC for the American Centrifuge Demonstration Facility.

•	In June 2004, USEC selected Fluor Enterprises, Inc., a subsidiary of Fluor Corp., to provide engineering, procurement and construction management services for the American Centrifuge Plant. Fluor’s responsibilities include design and detailed engineering. In 2006, USEC expects to agree on terms for a fixed-price contract with Fluor covering all major aspects of plant construction, apart from centrifuge machines.

•	In August 2004, USEC submitted its license application to the NRC to build and operate the American Centrifuge Plant. In October 2004, the NRC determined that the application was complete and acceptable for detailed review. Submittal of the license application and NRC’s acceptance of it were achieved seven months ahead of schedule. The license application seeks a license term of 30 years and authorization to enrich uranium to an assay of up to 10%. The plant is expected to have an initial annual production capacity of 3.5 million SWU. The environmental report submitted with the license application evaluates the potential expansion of the plant to a maximum annual production capacity of 7 million SWU. The NRC has established a 30-month schedule for conducting a detailed review that will include an extensive safety and environmental analysis. USEC is optimistic, however, that the NRC will be able to complete its review and issue the construction and operating license in late 2006, given the NRC’s familiarity with the American Centrifuge technology and the Piketon site gained during the licensing process for the American Centrifuge Demonstration Facility.

•	In October 2004, USEC announced that it had signed agreements with the Boeing Company and Honeywell International to support the manufacture of centrifuge machines for the American Centrifuge program through 2006. Centrifuge components will be manufactured, tested and assembled into full-size machines over the next two years. In 2006, USEC expects to enter into new agreements with the Boeing Company and Honeywell International to manufacture centrifuge machines for the American Centrifuge Plant.

•	In January 2005, USEC announced that it met a program milestone under the DOE-USEC agreement by beginning to test a full-size centrifuge machine at its facilities located in Oak Ridge, Tennessee. The facilities contain special test stands with diagnostic instrumentation for assessing performance of an individual machine. Most of the machine components were manufactured at the facilities.

      Government Investigation of Imports from France, Germany, the Netherlands and the United Kingdom

      USEC believes that levels of dumping by, and subsidization of, its European competitors have been reduced since the U.S. government began its investigation of such practices in 2000. This investigation led to the imposition of:

•	countervailing duty (anti-subsidy) orders on imports of LEU produced in France by Eurodif, S.A., and in Germany, the Netherlands and the United Kingdom by Urenco, Ltd. and

•	an antidumping order on imports of LEU produced in France by Eurodif.

      The government’s action has helped to restore stability to the enrichment market and ensure a long-term supply of competitively priced LEU.

      In 2004, the U.S. Department of Commerce (“DOC”) conducted administrative reviews of its 2002 orders in order to establish the definitive countervailing and antidumping duties for imports of LEU in 2001 and 2002 and the deposit rates for future imports. The reviews resulted in duty margins that were substantially lower than the margins estimated in the 2002 orders, indicating that Eurodif’s level of dumping and the subsidies to Eurodif and Urenco had been reduced following the granting of trade relief in the DOC’s original investigations. Based on the results of these reviews and subsequent adjustments, the DOC calculated new estimated antidumping and countervailing duty rates totaling 5.27% that will apply to imports of LEU produced by Eurodif. The DOC’s decisions in these reviews have been appealed to the U.S. Court of International Trade. Further, based on its conclusion that the subsidies conferred on Urenco were fully amortized by the end of 2002, the DOC determined that no estimated rate will apply to imports of LEU produced by Urenco that enter the United States after July 7, 2004. However, the existing countervailing duty order on imports of LEU from Urenco remains in force and Urenco could again face duties if found to have received subsidies in the future. A second administrative review to determine the final duty rates on imports of LEU from these countries in 2003 is currently pending.

      Acquisition of NAC Holding Inc.

      In November 2004, USEC acquired NAC Holding Inc. and its subsidiary NAC International Inc. (collectively, “NAC”) from Pinnacle West Capital Corporation for a cash purchase price of $10.1 million. As part of the acquisition agreement, we deposited an additional $6.0 million in an escrow fund pending the outcome of a contingency relating to the renewal of contract work NAC performs for DOE and NRC that is expected to be resolved during 2005. The acquisition enables us to offer our nuclear utility customers an expanded portfolio of products and services, including transportation and storage systems for spent nuclear fuel.

      NAC is a leading provider of spent fuel storage solutions, nuclear materials transportation and nuclear fuel cycle consulting services worldwide. Its customers include nuclear utilities and the U.S. and foreign governments. NAC transports spent nuclear fuel and provides spent fuel storage systems to customers in the United States and abroad. In 2004, NAC filed an application with the NRC for its new spent fuel storage system, Modular, Advanced Generation, Nuclear All-purpose Storage (“MAGNASTOR”). NAC manages the Nuclear Materials Management and Safeguards System, a U.S. government database that tracks the use, shipment and possession of nuclear materials.

Restatements of Previously Issued Consolidated Financial Statements

      USEC has restated its consolidated balance sheet at December 31, 2003, and the consolidated statements of income (loss), cash flows, and changes in stockholders’ equity for the year ended December 31, 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002. As a result of the restatements, net income in 2004 was increased by $1.8 million (or $.02 per share), net income in 2003 was reduced by $.9 million (or $.01 per share), the net loss in the six-month period ended December 31, 2002, was reduced by $2.0 million (or $.02 per share), and net income in the fiscal year ended June 30, 2002, was reduced by $1.0 million (or $.01 per share). The impact of the restatements for periods prior to fiscal 2002 is reflected as an increase of $43.2 million to retained earnings at June 30, 2001. Consolidated financial data for first, second and third quarters of 2004 were restated and are presented along with the corresponding restated quarters in 2003 in the note to the consolidated financial statements that reports unaudited quarterly financial data. The restatements correct inadvertent errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to the recognition of revenue and a valuation allowance relating to deferred income taxes.

      The restatement dealing with revenue is the result of a correction in the timing of revenue recognition in connection with sales of uranium and the SWU component of LEU. In a limited number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment while continuing to maintain possession of the uranium or LEU under the provisions of certain sales contracts. In these sales transactions, USEC holds the uranium or LEU at the Paducah plant for customers prior to delivery to nuclear fuel fabricators for further processing. USEC had evaluated authoritative accounting guidance relating to revenue recognition for these sales but certain technical aspects were applied incorrectly. As a result, in these limited number of sales transactions where USEC continues to maintain possession of the uranium or LEU, USEC now delays the recognition of revenue until the uranium or LEU is physically delivered rather than at the time title transfers to customers.

      In addition, the consolidated financial statements have been restated to correct a valuation allowance relating to deferred tax assets established in the fiscal year ended June 30, 1999. Prior to 2004, USEC had conducted assessments of the recoverability of deferred tax assets and had concluded that it was more likely than not that a portion of the deferred tax assets would not be recognized or realized. Accordingly, a valuation allowance of $45.2 million was established to reflect the assessment. USEC has determined that the criteria in a technical accounting standard used to assess whether a valuation allowance should be recorded for deferred tax assets was applied incorrectly. As a result of a more comprehensive evaluation of the future recovery or realizability of deferred tax assets at December 31, 2004, USEC has now determined that, in prior years, it was more likely than not that deferred tax assets would have been recovered or realized from taxable income in future years. Accordingly, USEC has restated its consolidated financial statements to remove the valuation allowance amounting to $45.2 million that had been established as a result of the assessment in prior years.

Critical Accounting Estimates

      The summary of significant accounting policies and the other notes to the consolidated financial statements provide a description of significant accounting policies and additional information regarding critical accounting estimates.

      Pension and Postretirement Health and Life Benefit Costs and Obligations

      We provide retirement benefits under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Changes in actuarial assumptions could impact benefit obligations and benefit costs, as follows:

•	The expected return on plan assets was 8.50% for 2004. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. Pension plan assets amounted to $657.5 million at December 31, 2004, and projected pension benefit obligations were 97% funded. Postretirement health and life benefit obligations, typically funded on a pay-as-you go basis, were 25% funded. A .5% change in the expected return on plan assets would affect pension costs by $3.2 million and postretirement health and life costs by $.3 million.

•	A discount rate of 5.75% was used at December 31, 2004, to calculate the net present value of benefit obligations. The rate is determined based on the investment yield of high quality corporate bonds. A .5% reduction in the discount rate would affect the valuation of pension benefit obligations by $46.0 million and postretirement health and life benefit obligations by $20.0 million, and the resulting changes in the valuations would affect pension costs by $5.1 million and postretirement health and life costs by $2.6 million.

•	The healthcare costs trend rates are 10% in 2005 reducing to 5% in 2010. A 1% increase in the healthcare cost trend rates would affect postretirement health benefit obligations by about $36.4 million and would affect costs by about $3.6 million.

      Costs for the Future Disposition of Depleted Uranium and Plant Lease Turnover Costs

      SWU and uranium inventories include estimates and judgments for production quantities and production costs and judgments regarding the replacement or remediation of out-of-specification uranium by DOE. Production costs include estimates of future costs for the conversion, transportation, and disposition of depleted uranium, the treatment and disposal of hazardous, low-level radioactive and mixed wastes, and plant lease turnover costs. USEC is responsible for costs relating to the future disposal of depleted uranium generated from its operations. The amount and timing of future costs could vary from amounts accrued. A number of factors or events could affect estimated costs, including the future construction and operation of facilities by DOE to process and dispose of depleted uranium as well as changes in conversion, transportation or disposal costs.

      American Centrifuge Technology Costs

      Costs relating to the demonstration and deployment of the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Centrifuge costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs include Nuclear Regulatory Commission (“NRC”) licensing of the American Centrifuge Demonstration Facility in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility. Capitalized costs relating to the American Centrifuge technology include or will include NRC licensing, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the American Centrifuge Plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion, including NRC licensing, financing, and installation and operation of centrifuge machines and equipment. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

      Deferred Income Taxes and Related Valuation Allowance

      Accounting for income taxes involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. In assessing the realization of deferred tax assets, USEC determines whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. Factors that may affect estimates of future taxable income include, but are not limited to, competition, changes in revenue, costs or profit margins, market share, and developments related to the American Centrifuge technology. USEC has determined that it is more likely than not that deferred tax assets will be realized.

      Determining the need for or amount of a valuation allowance involves judgments, estimates and assumptions. USEC reviews historical results, forecasts of taxable income based upon business plans, eligible carryforward periods, periods over which deferred tax assets are expected to reverse, developments related to the American Centrifuge technology, tax planning opportunities, and other relevant considerations. The underlying assumptions may change from period to period. In the event USEC were to determine that it is more likely than not that all or some of the deferred tax assets will not be realized in future years, a valuation allowance would result.

Results of Operations – Years Ended December 31, 2004, 2003 and 2002

      The following discussion compares operating results for 2004 with 2003 and compares operating results for 2003 with 2002.

      The following table sets forth certain items as a percentage of revenue:

	Years Ended December 31,
	2004	2003	2002

		As restated
Revenue:
SWU	72%	77%	86%
Uranium	16	12	5
U.S. government contracts and other	12	11	9

Total revenue	100%	100%	100%
Cost of sales	86	89	93

Gross profit margin	14	11	7
Advanced technology costs	4	3	2
Selling, general and administrative	5	5	4

Operating income	5%	3%	1%

      Revenue

      Revenue from sales of SWU declined $83.5 million (or 8%) in 2004 and $70.7 million (or 6%) in 2003. The volume of SWU sold declined 8% in 2004 reflecting the temporary shutdowns of certain nuclear reactors in Japan, lower contractual commitments from customers, and the timing of customer orders. The volume of SWU declined 4% in 2003 reflecting lower contractual commitments and the timing of orders. The average SWU price billed to customers was about the same as in 2003, following a decline of 1.6% in 2003. Revenue includes sales based on contractual commitments from the late 1990s when SWU prices were severely depressed.

      Reductions in contractual commitments from customers contributed to the reductions in revenue in 2004 and 2003. Contractual commitments have declined in recent years, primarily due to aggressive pricing by, and loss of sales commitments to, foreign competitors in prior years. In December 2000, the DOC initiated investigations into unfair pricing, or dumping, and government subsidization of imports of LEU produced by European enrichers Eurodif, S.A., and Urenco, Ltd., and subsequently, SWU prices increased significantly. However, since contractual commitments from customers are typically long-term, the effects of aggressive or unfair trade practices by foreign competitors prior to the increase in SWU prices have contributed to the reductions in revenue.

      Revenue from sales of uranium increased $55.5 million (or 33%) in 2004 and $95.5 million (or 131%) in 2003. The volume of uranium sold increased 11% in 2004 and 118% in 2003 reflecting the timing of customer orders and sales of uranium generated from underfeeding the enrichment process. The average uranium price billed to customers increased 20% in 2004 and 6% in 2003.

      Revenue from U.S. government contracts and other was about the same in 2004 following an increase of $42.6 million (or 35%) in 2003. In 2004, USEC began refurbishing a portion of the centrifuge process buildings in Piketon, Ohio under a contract with DOE. Revenue in 2003 had included a fee for cold standby and uranium deposit removal contract work for DOE performed by USEC at the Portsmouth plant since July 2001. USEC operated facilities to process out-of-specification uranium under a contract with DOE for the full year in 2004 and 2003, compared with a six-month period in 2002.

      Cost of Sales

      Cost of sales for SWU and uranium declined $59.8 million (or 5%) in 2004 and $40.9 million (or 3%) in 2003. The reductions resulted primarily from the declines of 8% in 2004 and 4% in 2003 in the volume of SWU sold. Cost of sales per SWU was 1% lower in 2004 and 6% lower in 2003. Under the monthly moving average inventory cost method coupled with USEC’s inventories of SWU and uranium, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over future periods.

      Cost of sales for U.S. government contracts and other increased $1.3 million (or 1%) in 2004 and $35.0 million (or 30%) in 2003. In 2004, USEC began refurbishing a portion of the centrifuge buildings in Piketon, Ohio under a contract for DOE. USEC operated facilities to process out-of-specification uranium under a contract with DOE for the full year in 2004 and in 2003, compared with a six-month period in 2002.

      (a) Purchase Costs under Russian Contract

      USEC purchases 5.5 million SWU per year under the Russian Contract. Purchases of the SWU component of LEU under the Russian Contract increased $14.1 million in 2004 following a decline of $55.9 million in 2003. Purchase costs per SWU increased in 2004 following a decline in 2003. The reduction in 2003 reflects purchases of SWU under the Russian Contract based on market-based pricing terms beginning in 2003.

      (b) Production Costs

      Production costs declined $4.7 million (or 1%) in 2004 and $49.1 million (or 9%) in 2003. Production levels declined 5% in 2004 and in 2003, and unit production costs increased 4% in 2004 following a decline of 4% in 2003. The increase of 4% in unit production costs in 2004 reflects changes in costs for electric power and labor.

      Cost for electric power amounted to $305.0 million in 2004, compared with $313.7 million in 2003. Power costs represented 60% of production costs in 2004. Costs for electric power declined in 2004 and 2003 reflecting lower production levels, but costs per megawatt hour increased 3% in 2004 and in 2003. USEC reduces production and the related power load in the summer months when power availability is low and power costs are high. The utilization of electric power, a measure of production efficiency, had increased in 2003, and the high efficiency was maintained in 2004.

      Labor costs increased in 2004 following a reduction in 2003. The reduction in 2003 resulted from a five-month strike by PACE union employees at the Paducah plant and workforce reductions at the Paducah plant involving 220 employees completed in 2003. Costs for postretirement health benefits were reduced by $2.6 million in 2004 representing initial amortization of an actuarial gain and reductions in service and interest costs resulting from future subsidy payments that USEC expects to receive from the federal government pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003. Employee benefit costs increased in 2003 reflecting higher costs for pension and postretirement health benefit plans.

      Gross Profit

      Gross profit for SWU and uranium increased $31.8 million (or 22%) in 2004 and $65.7 million (or 80%) in 2003. The increase in 2004 reflects the higher average uranium price billed to customers, partly offset by the reduction in the volume of SWU sold. The increase in 2003 resulted primarily from lower costs for SWU purchased under the Russian Contract and lower production costs and higher production efficiency at the Paducah plant.

      Gross profit for U.S. government contracts declined $1.4 million (or 9%) in 2004 following an increase of $7.6 million (or 93%) in 2003. Gross profit benefited in 2004 from adjustments resulting from the approval by DOE of revised provisional billing rates. Gross profit in 2003 included a fee for cold standby and uranium deposit removal contract work for DOE performed by USEC at the Portsmouth plant since July 2001.

      Special Charge (Credit) in 2002 for Consolidating Plant Operations

      The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in 2002 resulted from a change in estimate of costs for consolidating plant operations. The special credit included a cost reduction of $19.3 million for workforce reductions, primarily reflecting recovery from DOE of its pro rata share of severance benefits, and a cost reduction of $3.8 million for other exit costs. The cost reductions were partly offset by charges of $16.4 million for asset impairments relating to transfer and shipping facilities at the Portsmouth plant. In February 2002, USEC announced plans to consolidate the transfer and shipping operations at the Paducah plant, and costs for the related workforce reductions were accrued. The consolidation was completed in 2002.

      Advanced Technology Costs

      Demonstration costs for the American Centrifuge technology increased $13.7 million (or 31%) in 2004 and $21.9 million (or 96%) in 2003. Refurbishment of the American Centrifuge Demonstration Facility in Piketon, Ohio began in 2004 in preparation for the anticipated startup of the lead cascade of centrifuge machines in late 2005. Costs for centrifuge demonstration activities increased in 2003 following the DOE-USEC Agreement in June 2002. In July 2003, USEC accelerated the schedule to construct and operate the American Centrifuge Plant by one year from 2011 to 2010.

      Selling, General and Administrative

      Selling, general, and administrative expenses declined $5.3 million (or 8%) in 2004 following an increase of $15.3 million (or 28%) in 2003. Changes to expense include:

•	Compensation expense declined $3.2 million in 2004 following an increase of $8.1 million in 2003. Compensation expense in 2004 included costs relating to the departure of three executive officers and, in 2003, included costs for supplemental executive retirement benefits resulting from the early retirement of two executive officers.

•	Consulting fees declined $.6 million in 2004 following an increase of $2.9 million in 2003. Consulting fees reflect negotiations with DOE on out-of-specification uranium and U.S. government contracts.

•	Insurance expense was about the same in 2004, following an increase of $2.3 million in 2003. The increase in insurance expense reflects higher premiums for credit insurance and for directors and officers’ liability insurance.

•	Franchise and other taxes declined $1.9 million in 2004 following an increase of $1.7 million in 2003. The increase in 2003 reflects state franchise tax adjustments from prior years.

      Other (Income) Expense, Net

      (a) Customs Duties

      In December 2004, USEC received $4.4 million from U.S. Customs and Border Protection as a distribution of countervailing duties to injured domestic producers under the Continued Dumping and Subsidy Offset Act of 2000. The duties were paid to USEC as reimbursement of certain qualifying expenses incurred by USEC following the issuance of the countervailing duty orders against LEU from Germany, the Netherlands, and the United Kingdom.

      (b) Acquired In-Process Research and Development

      Acquired in-process research and development costs of $2.7 million were, in accordance with generally accepted accounting principles, charged to expense in 2004 in connection with the acquisition of the outstanding common stock of NAC. The amount allocated to in-process research and development represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended relating to NAC’s new generation multipurpose spent nuclear fuel storage system. The estimated fair value of the Modular, Advanced Generation, Nuclear All-purpose Storage System (“MAGNASTOR”) was charged to expense as of the acquisition date. MAGNASTOR is a spent nuclear fuel dry storage system consisting of a concrete cask and a welded stainless steel transportation storage canister with a welded closure lid to safely store spent nuclear fuel. Development of the dual-purpose MAGNASTOR system is about 50% complete, and NAC expects to incur costs of about $2.0 million during the completion and licensing phase. The storage license application has been submitted to the NRC, and the transportation license application is expected to be submitted later in 2005.

      The purchase price allocation to the in-process technology was based on estimates of future income, analyses of project accomplishments, actions needed for completion, assessments of likely contributions, and project risks. Risks include the stage of completion, the complexity of development work completed, the likelihood of obtaining NRC approval and market acceptance, the useful life of the technology, and the uncertainty of technological advances. The assumptions used in valuing the in-process technology were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value.

      Operating Income

      Operating income increased $23.7 million (or 48%) in 2004 and $29.4 million (or 146%) in 2003. The increases reflect the increases in gross profit from higher uranium prices, partly offset by higher centrifuge demonstration costs and, in 2003, higher selling, general and administration expenses. Operating income in 2002 included a special credit of $6.7 million from a change in estimate of costs for consolidating plant operations.

      Interest Expense and Interest Income

      Interest expense increased $2.1 million (or 5%) in 2004 and $1.9 million (or 5%) in 2003. Interest expense in 2004 includes interest on federal income taxes and a premium paid on the repurchase of $25 million of USEC’s 6.625% senior notes due January 20, 2006. The OVEC termination obligation amounting to $33.2 million was paid in February 2004, and interest expense was accrued on the obligation in 2003.

      Interest income declined $1.5 million (or 28%) in 2004 and $1.6 million (or 23%) in 2003. We ship LEU to nuclear fuel fabricators in advance of customer orders and earn interest income on the inventory balances maintained at the fabricators. Advance shipments were lower in 2004 and in 2003. The average balance of invested cash and cash equivalents was lower in 2004.

      Provision (Credit) for Income Taxes

      The provision for income taxes of $13.1 million reflects an effective income tax rate of 36% in 2004, compared with $6.7 million based on an effective income tax rate of 41% in 2003. There was a credit for income taxes of $5.1 million based on an effective rate of 54% in 2002. Differences between the effective tax rate of 36% in 2004 and the statutory federal income tax rate of 35% include research and other tax credits an accrual of a nontaxable Medicare subsidy, nondeductible acquired in-process research and development expense, and other nondeductible expenses. In 2003, the effective income tax rate was higher than the statutory federal tax rate primarily due to state income taxes and other nondeductible expenses.

      The American Jobs Creation Act of 2004 was enacted into law in October 2004. The legislation phases out export tax incentives over a period of years and phases in a special deduction over the period 2005 to 2009 for corporations with manufacturing activities in the United States. We expect to continue to benefit from export tax incentives during the phase out period and from the special deduction for domestic manufacturing activities.

      Net Income

      Net income increased $13.7 million in 2004 and $14.1 million in 2003. Net income per share increased $.16 per share in 2004 and $.17 per share in 2003. The increases in net income primarily reflect the increases in gross profit from higher uranium prices, partly offset by higher centrifuge demonstration costs and, in 2003, higher selling, general and administrative expenses.

      Net income in 2004 includes other income of $4.4 million ($2.7 million or $.03 per share after tax) from customs duties paid to USEC as a result of trade actions, partly offset by other expense of $2.7 million ($.03 per share) for acquired-in-process research and development relating to the acquisition of NAC. There was a special credit of $6.7 million ($4.2 million or $.05 per share after tax) in 2002 from a change in estimate of costs for consolidating plant operations.

2005 Outlook

      USEC expects revenue to total approximately $1.5 billion in 2005. Revenue from sales of SWU is expected to be approximately $1.1 billion. Sales of SWU and uranium will again be weighted to the fourth quarter reflecting the timing of customers’ reactor refuelings similar to 2004. After several years of declines, we expect the average price per SWU billed to customers to continue the trend begun in the second half of 2004 and improve modestly in 2005. Revenue from the sale of uranium is expected to total approximately $250 million, while the new NAC subsidiary should provide approximately $30 million in revenue. Revenue from U.S. government contracts is expected to be about $175 million. The average gross margin for all business segments is expected to be between 12% and 14%.

      USEC is providing net income guidance for 2005 in a range of $25 to $30 million (or $.29 to $.35 per share). This earnings guidance includes our significant investment in the American Centrifuge, USEC’s future technology. This spending reduces net income in the near term, but should increase shareholder value in the longer term.

      USEC expects to invest approximately $110 million in the American Centrifuge technology in 2005. We anticipate that approximately $55 million related to demonstration activities will be expensed, which would have the effect of reducing net income by about $34 million (or $.40 per share). The remaining $55 million is expected to be capitalized. As testing and demonstration proceeds, USEC will regularly reassess allocation between expense and capital of these American Centrifuge costs during 2005. A higher allocation of the costs to expense would reduce net income.

      USEC expects cash flow from operating activities to improve over 2004. Cash flow from operating activities is expected to be in a range of $150 to $170 million, and capital expenditures should total approximately $70 million. USEC anticipates ending the year with a cash balance in a range of $200 to $220 million.

Liquidity and Capital Resources

      Contractual Commitments

      USEC had contractual commitments at December 31, 2004, estimated as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total

Financing(1):
Long-term debt	—	$325.0	—	—	$150.0	—	$475.0
Interest on long-term debt	$31.7	20.9	$10.1	$10.1	5.1	—	77.9

	31.7	345.9	10.1	10.1	155.1	—	552.9

Production and Related Activities:
Power purchase commitments for the Paducah plant (2)	257.2	145.5	—	—	—	—	402.7
Purchase commitments(3)	19.8	1.9	1.1	—	—	—	22.8
Operating leases	7.4	6.2	6.1	5.6	2.3	$3.5	31.1
Other long-term liabilities (4)	9.7	9.2	8.6	8.7	8.8	192.5	237.5

	294.1	162.8	15.8	14.3	11.1	196.0	694.1

Purchase of SWU and Uranium for Resale (5)	537.2	522.3	505.5	507.7	480.0	1,894.0	4,446.7

	$863.0	$1,031.0	$531.4	$532.1	$646.2	$2,090.0	$5,693.7

(1)	6.625% senior notes amounting to $325.0 million are due January 20, 2006, and 6.750% senior notes amounting to $150.0 million are due January 20, 2009. USEC expects to refinance the 6.625% senior notes amounting to $325.0 million due January 20, 2006, prior to the scheduled maturity date.

(2)	USEC purchases about 80% of the electric power for the Paducah plant under a power purchase agreement with TVA. Capacity and prices are fixed through May 2006. USEC expects to contract for electric power for the period subsequent to May 2006.

(3)	Purchase commitments are enforceable and legally binding and consist of purchase orders or contracts issued to vendors and suppliers to procure materials and services.

(4)	Other long-term liabilities reported on the balance sheet include postretirement health and life benefit obligations amounting to $145.2 million.

(5)	Commitments to purchase SWU and uranium for resale include commitments to purchase SWU under the Russian Contract and other commitments to downblend highly enriched uranium from DOE and to purchase uranium from suppliers.

USEC has agreed to purchase 5.5 million SWU each year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of any short-term price swings. Actual amounts will vary based on changes in the price points.

      Off-Balance Sheet Arrangements

      There were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2004 or 2003.

      Liquidity and Cash Flows

      Net cash flow from operating activities was $52.6 million in 2004, compared with $109.9 million in 2003. Cash flow in 2003 had benefited from a net inventory reduction or liquidation of $117.7 million. Cash flow in 2004 was reduced by the payment of a previously accrued obligation of $33.2 million resulting from the settlement of termination obligations under the OVEC power purchase agreement, and increased payments of $29.6 million from timing of purchases of SWU under the Russian Contract. Short-term investments declined $35.0 million in 2004, following an increase of $35.0 million in 2003.

      Net cash flow from operating activities amounted to $109.9 million in 2003, compared with $201.0 million in 2002. Cash flow reflects a net inventory reduction or liquidation of $117.7 million in 2003 and $71.9 million in 2002. Sales of uranium from inventories transferred to USEC prior to the privatization in 1998 contribute to cash flow. Uranium sales were $168.5 million in 2003 (including $71.0 million using uranium purchased from suppliers and generated from underfeeding) and $73.0 million in 2002. Cash flow in 2003 was reduced by higher centrifuge demonstration costs and higher selling, general and administrative expenses.

      Cash flow of $201.0 million in 2002 benefited from a reduction of $118.1 million in accounts receivable. Collections from customers were high following a substantial increase in trade receivables at December 31, 2001. The variability of quarterly revenue, customer receivables, and cash flow reflects the timing and movement of customer orders.

      Capital expenditures amounted to $28.3 million in 2004, $24.9 million in 2003, and $40.2 million in 2002. Capital expenditures in 2004 include capitalized costs associated with the American Centrifuge Plant. Capital expenditures in 2003 included costs for additional security measures and replacement equipment at the plants and, in 2002, included costs to complete upgrades of transfer and shipping facilities at the Paducah plant.

      In December 2004, USEC repurchased $25.0 million of the 6.625% senior notes, due January 20, 2006. USEC expects to refinance the remaining balance of the 6.625% senior notes amounting to $325.0 million due on January 20, 2006, prior to the scheduled maturity date.

      The issuance of common stock, primarily from the exercise of stock options, provided cash flow of $14.3 million in 2004, $3.2 million in 2003 and $2.3 million in 2002. There were 85.1 million shares of common stock outstanding at December 31, 2004, compared with 82.6 million at December 31, 2003, an increase of 2.5 million shares (or 3%).

      Dividends paid to stockholders amounted to $46.3 million in 2004, $45.2 million in 2003, and $44.7 million in 2002 based on the quarterly rate of $.1375 per share. The increases reflect increases in the number of shares outstanding. Beginning in December 2002, cash dividends are charged against excess of capital over par value in the stockholders’ equity section.

      Working Capital

	December 31,
	2004	2003
	(millions)
		As restated
Cash, cash equivalents, and short-term investments	$174.8	$249.1
Accounts receivable- trade	238.5	254.5
Inventories	1,009.4	883.2
Other assets	58.3	70.7
Current liabilities	(355.4)	(444.3)

Working capital	$1,125.6	$1,013.2

      Inventories included in current assets increased $126.2 million (or 14%) and inventories included in long-term assets declined $109.9 million (or 41%) at December 31, 2004, compared with December 31, 2003. The net change in the combined current and long-term inventories amounts to a net increase of $16.3 million and reflects an increase of $67.6 million in inventories of SWU included in current assets primarily from a higher number of units on hand at the end of 2004 from the timing of customer orders, partially offset by a reduction in uranium inventories resulting from sales of uranium.

      There were no short-term borrowings at December 31, 2004 or 2003.

      Current liabilities declined $88.9 million (or 20%) at December 31, 2004, compared with December 31, 2003. The reduction reflects the cash payment of $33.2 million to settle termination obligations under the OVEC power purchase agreement, a reduction of $39.5 in the current portion of deferred revenue and advances from customers, and a reduction of $29.6 million in payables under the Russian Contract resulting from the timing of purchases of SWU.

      Other Long-Term Assets and Liabilities

      Deferred income taxes included in other long-term assets declined $24.2 million (or 25%) at December 31, 2004, compared with December 31, 2003. The reduction reflects a reclassification of $26.5 million for the current portion of deferred income taxes included in current assets.

      The liability for the disposition of depleted uranium included in other long-term liabilities declined $27.4 million (or 51%) and the asset for the prepayment and deposit for depleted uranium included in other long-term assets declined $23.6 million (or 50%) at December 31, 2004, compared with December 31, 2003. The reductions reflect the transfer of the remaining portion of depleted uranium to DOE under the terms of a memorandum of agreement, under which USEC paid $50.0 million to DOE in 1998 as a prepayment for DOE agreeing to take a specified quantity of depleted uranium from USEC over the six-year period ending in 2004.

      Capital Structure and Financial Resources

      At December 31, 2004, long-term debt consisted of $325.0 million of 6.625% senior notes due January 20, 2006, and $150.0 million of 6.750% senior notes due January 20, 2009. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

      In September 2002, United States Enrichment Corporation, a wholly owned subsidiary of USEC, entered into a three-year syndicated revolving credit facility. The facility provides up to $150.0 million in revolving credit commitments (including up to $50.0 million in letters of credit) until

September 2005 and is secured by certain assets of USEC’s subsidiaries and, subject to certain conditions, certain assets of USEC. Borrowings under the facility are subject to limitations based on percentages of our eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC.

      Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either:

•	the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability, or
•	the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability.

      The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The new facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At December 31, 2004, USEC was in compliance with covenants under the revolving credit facility.

      The total debt-to-capitalization ratio was 34% at December 31, 2004, and 35% at December 31, 2003. In October 2004, Standard & Poor’s lowered its ratings on USEC as follows: corporate credit rating to BB- with negative outlook from BB with stable outlook, senior notes to B from BB-, and revolving credit facility to BB+ from BBB-. In July 2004, Moody’s affirmed its negative outlook on USEC, lowered the rating on USEC’s senior notes to Ba3 from Ba2, lowered the senior implied rating to Ba2 from Ba1, and placed the ratings under review for possible further downgrade.

      We expect that our cash, internally generated funds from operations, and available financing under the revolving credit facility will be sufficient over the next 12 months to meet obligations as they become due and to fund operating requirements and capital expenditures, purchases of SWU under the Russian Contract, interest expense, centrifuge demonstration costs, and quarterly dividends.

      USEC expects to renegotiate or replace the $150.0 million revolving credit facility prior to expiration of the facility in September 2005 on terms similar to the existing facility. USEC expects to refinance the $325.0 million of 6.625% senior notes prior to the January 20, 2006 maturity date at an interest rate that will reflect reductions in USEC’s credit ratings as well reductions in interest rates since the notes were issued in 1999, which at present would suggest interest rates will remain at approximately the level of the existing senior notes. The terms of a new revolving credit facility or issuance of senior notes would be based on market conditions and other factors prevailing at the time such agreements are negotiated.

      USEC expects to begin construction of the American Centrifuge Plant in 2007. The plant is expected to cost up to $1.5 billion, excluding capitalized interest. USEC expects it will fund capital costs using a number of sources, including cash flow from operations and proceeds from debt or equity offerings the terms of which will depend on conditions at the time funds are needed for construction.

Environmental Matters

      In addition to estimated costs for the future disposition of depleted uranium, USEC incurs costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. government, except for liabilities relating to certain identified wastes generated by USEC and stored at the plants. DOE remains responsible for decontamination and decommissioning of the plants. Operating costs for environmental compliance, including estimated costs relating to the future disposition of depleted uranium, amounted to $20.5 million in 2004, $25.2 million in 2003, and $26.4 million in 2002. USEC expects costs will approximate $31.4 million in 2005, as transfers of depleted uranium to DOE that lower our costs will be completed in 2005.

      Reference is made to information regarding an environmental matter involving Starmet CMI, EPA, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in note 11 of the notes to the consolidated financial statements.

New Accounting Standards

      Reference is made to note 1 of the notes to the consolidated financial statements for information on new accounting standards.

Risks and Uncertainties

      The following section describes some, but not all, of the risks and uncertainties associated with USEC’s operations. Although we have taken steps in many instances to mitigate them, these risks and uncertainties could adversely affect our business, financial condition or results of operations.

      Our ability to meet customer orders is dependent upon deliveries of LEU under the Russian Contract.

      Purchases of SWU under the Russian Contract approximate 50% of our supply mix. A significant delay in or stoppage of deliveries of LEU from Russia or a failure of the LEU to meet the contract’s quality specifications would adversely affect our ability to make deliveries to our customers. USEC’s failure or inability to meet the terms of the Russian Contract, including the delivery of natural uranium in exchange for the LEU, could result in such a delay or halt in LEU deliveries.

      The appointment of a substitute or additional executive agent could reduce our access to LEU under the Russian Contract and represent a significant new competitor.

      We are dependent upon a large-scale production facility that represents about half of our annual LEU supply.

      Significant or extended unscheduled production interruptions at the Paducah plant could affect our operations and ability to meet contractual commitments. Production interruptions could be caused by a variety of factors, such as:

•	equipment breakdowns,
•	interruptions of electric power,
•	regulatory enforcement actions,
•	labor disruptions,
•	unavailability or inadequate supply of uranium feedstock or coolant,
•	natural or other disasters, including seismic activity in the vicinity of the Paducah plant, which is located near the New Madrid fault line, or
•	accidents or other incidents.

      The Paducah plant is owned by the U.S. government. Our rights to the plant are defined under a lease agreement with DOE and the law that the lease agreement implements. Under the DOE-USEC Agreement, USEC could lose its right to extend the lease of the Paducah plant and could be required to waive its exclusive right to lease the facility if USEC fails on more than one occasion within specified periods to meet certain production thresholds and fails to cure the deficiency. In addition, DOE could assume responsibility for operation of the Paducah plant if USEC ceases production at the Paducah plant and fails to recommence production within time periods specified in the DOE-USEC Agreement. Without a lease to the Paducah plant, USEC would be unable to produce LEU needed to meet its delivery obligations to customers.

      Our future prospects are tied directly to the nuclear energy industry worldwide.

      In 2004, our 10 largest electric utility customers represented 48% of revenue, and our three largest electric utility customers represented 21% of revenue. Potential events that could affect either nuclear reactors under contract with us or the nuclear industry as whole, include:

•	accidents, or other incidents, at nuclear facilities or involving shipments of nuclear materials,
•	regulatory actions or changes in regulations by nuclear regulatory bodies,
•	disruptions in other areas of the nuclear fuel cycle, such as uranium supplies or conversion,
•	civic opposition to, or changes in government policies regarding, nuclear operations,
•	business decisions concerning reactors or reactor operations,
•	the need for generating capacity, or
•	consolidation within the electric power industry.

      These events could adversely affect us to the extent they result in a reduction or elimination of contractual requirements, the suspension or reduction of nuclear reactor operations, the reduction of supplies of raw materials, lower demand, burdensome regulation, disruptions of shipments or production, the delay, suspension or cancellation of new reactor or nuclear facility construction, increased operational costs or difficulties or increased liability for actual or threatened property damage or personal injury.

      Production levels and costs at the Paducah plant are significantly affected by the availability and cost of electric power.

      The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2004, the power load at the Paducah plant averaged 1,330 megawatts. Electric power represents about 60% of our production costs, and USEC purchases about 80% of the electric power for the Paducah plant at fixed prices from the Tennessee Valley Authority. Capacity and prices of power from TVA are fixed until May 2006. Current market prices for electric power are above USEC’s contracted power cost levels. We expect to contract for electric power for the period subsequent to May 2006, but there can be no assurance that electric power will be available at favorable capacity and price levels. An increase in electric power costs would make it more costly for us to produce LEU.

      We are affected by various international trade proceedings.

      The DOC has imposed restrictions on imports of enriched uranium from Russia on terms that are favorable to USEC. For example, the Russian Suspension Agreement (“Russian SA”) prohibits nearly all imports of LEU from Russia other than LEU derived from highly enriched uranium imported under the Russian Contract. Any change in this exclusion for highly enriched uranium-derived LEU could increase the cost or difficulty of importing Russian LEU under the Russian Contract.

      A decision to terminate the Russian SA as a result of the 2005 “sunset review” would eliminate any restrictions on imports of Russian LEU. This would ensure that imports of highly enriched uranium-derived LEU would remain free of restrictions, but also would permit increased imports of Russian commercial LEU by others that could adversely affect our sales and profitability.

      Appeals of the U.S. government’s determinations in the trade investigations involving European LEU imports are now pending before the U.S. Court of International Trade and U.S. Court of Appeals for the Federal Circuit. As a result of a decision by the Federal Circuit in March 2005 on certain general issues in these appeals, some or all of the antidumping and countervailing duty orders could be revoked or adversely modified. In that event, our European competitors could resume unfair pricing of LEU, which could adversely affect our sales and profitability.

      We face significant competition from three major producers and from government stockpiles of uranium.

      We compete with three major producers, all of which are wholly or substantially owned by governments: Eurodif (France), TENEX (Russia), and Urenco (Germany, Netherlands, UK). We also compete with Louisiana Energy Services, a group controlled by Urenco, which plans to construct a uranium enrichment plant in New Mexico.

      LEU may be produced by downblending stockpiles of highly enriched uranium owned by the U.S. and foreign governments. To the extent we are not selected to market the LEU, these stockpiles represent a potential source of competition.

      Our competitors may have greater financial resources, including access to below-market financing terms and support from their government owners, which might enable them to be less cost- or profit-sensitive. In addition, decisions by competitors may be influenced by political and economic policy considerations rather than commercial considerations. Significant portions of the European market are effectively closed to USEC as purchases in that market favor local producers as a result of government influence or political or legal considerations.

      Demand for LEU is flat or only growing at a slow rate in the markets served by USEC. Our sales and the prices we charge in those markets may be adversely affected by a number of factors, such as:

•	the reduction of restrictions in those markets on imports or consumption of LEU from Russia,
•	the release of additional LEU derived from highly enriched uranium for sale to commercial utilities in those markets, or
•	an increase in production of LEU by enrichers serving those markets.

      Our profitability is linked to pricing trends for SWU and uranium.

      Changes in the prices of SWU and uranium are influenced by numerous factors, such as:

•	SWU and uranium production levels and costs in the industry,
•	supply and demand shifts,
•	actions taken by governments to regulate, protect or promote trade in nuclear material,
•	actions of competitors,
•	exchange rates,
•	availability of alternate fuels, and
•	inflation.

      A decline in the price we charge our customers for SWU and uranium or an increase in the price we pay for Russian SWU can adversely impact our profitability. The nature of our contracts may prolong or delay this impact. For example, even as prices increase and USEC secures new higher-priced contracts, USEC will continue to sell SWU at lower prices under contracts signed prior to the increase. Conversely, if market prices decline, the multi-year index used to determine the price of

Russian SWU would dilute the effect of the lower market prices on the calculation of the Russian SWU price.

      Changes to, or termination of, any of our agreements with the U.S. government could affect our business.

      USEC, or its subsidiaries, is a party to a number of agreements and arrangements with the U.S. government that are important to USEC’s business, including:

•	leases for the gaseous diffusion plants and centrifuge demonstration facilities,
•	the Executive Agent MOA under which USEC is designated the U.S. Executive Agent and purchases the SWU component of LEU under the Russian Contract,
•	the DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and centrifuge technology,
•	electric power purchase agreements with the Tennessee Valley Authority and DOE,
•	agreements under which DOE takes certain quantities of depleted uranium generated by USEC,
•	contract work for DOE and DOE contractors at the Portsmouth and Paducah plants,
•	an agreement with DOE for the transfer and downblending of highly enriched uranium, and
•	an agreement with DOE transferring uranium to USEC as a payment-in-kind for contract work to process and clean up out-of-specification uranium for DOE.

      A portion of our uranium inventory is out of specification and being replaced or remediated by DOE.

      Under the DOE-USEC Agreement, DOE is obligated to replace or remediate out-of-specification uranium it transferred to USEC prior to privatization. At December 31, 2004, 1,898 metric tons of uranium remains to be replaced or remediated. DOE’s obligations are subject to the availability of appropriated funds and legislative authority, and compliance with applicable law. Although the parties will continue to pursue any necessary legislative or administrative authority, there can be no assurance that their efforts will be successful. An impairment in the valuation of uranium inventory would result if DOE fails to exchange, replace, clean up or reimburse USEC for some or all of USEC’s remaining out-of-specification uranium for which DOE has assumed responsibility. Depending on the amount, an impairment could have an adverse effect on USEC’s financial condition and results of operations.

      We face a number of risks associated with the demonstration and deployment of the American Centrifuge technology.

      The successful construction and operation of the American Centrifuge Plant is dependent upon a number of factors including, but not limited to, satisfactory performance of the American Centrifuge technology at various stages of demonstration, NRC licensing, financing, the cost of raw materials, installation and operation of centrifuge machines and equipment, and the achievement of milestones under the DOE-USEC Agreement. In addition, certain actions by DOE are required, including USEC and DOE entering into a long-term lease agreement for the facilities, removal of machines, wastes and other materials from the buildings by DOE, and USEC and DOE agreement on terms for USEC’s license of the centrifuge intellectual property. In the event DOE fails to take appropriate and timely action, it could delay or disrupt USEC’s ability to meet certain milestones in the DOE-USEC Agreement, which could delay demonstration or deployment of the American Centrifuge technology.

      Under the DOE-USEC Agreement, if USEC fails to meet a milestone and the failure is due to USEC’s negligence or is otherwise within USEC’s control, DOE could terminate the DOE-USEC Agreement and take other actions, including reducing or terminating USEC’s access to Russian LEU or the Paducah plant, revoking USEC’s access to U.S. centrifuge technology, supporting competing projects for production of LEU, or other actions that could adversely affect USEC’s business, financial condition and results of operations.

      USEC’s bank credit facility and senior notes reach maturity in the next year.

      USEC’s three-year revolving credit facility of $150.0 million is scheduled to expire in September 2005 and $325.0 million of 6.625% senior notes come due on January 20, 2006. USEC is actively engaged in negotiations with financial institutions to renegotiate or replace the revolving credit facility prior to the September 2005 expiration date and to refinance the senior notes prior to the January 20, 2006 maturity date. We may also repurchase the notes prior to maturity. Downgrades in our credit rating, should they occur, may adversely affect our ability to secure adequate financing, including our ability to renegotiate or replace the credit facility or refinance or repurchase the senior notes. There can be no assurance that a credit facility or debt refinancing will be available on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to maintain current operations, make deliveries to customers, purchase SWU under the Russian Contract, demonstrate and deploy American Centrifuge technology or pay quarterly dividends could be affected.

      Our operations are regulated by the NRC.

      USEC’s operations, including the Paducah and Portsmouth plants and the American Centrifuge Demonstration Facility, are regulated by the NRC. In addition, the construction and operation of USEC’s American Centrifuge Plant must be licensed by the NRC.

      The gaseous diffusion plants are required to be recertified every five years; the term of the current certification expires on December 31, 2008. The NRC could fail to renew the certificates if it determines that USEC is owned, controlled or dominated by a foreign corporation or foreign government or the issuance of such a certificate or license would be inimical to the common defense or security of the United States or the maintenance of a reliable and economical domestic source of enriched uranium fuel. If a certificate were not renewed, USEC could no longer produce LEU at the Paducah plant, which would threaten our ability to make deliveries to customers.

      The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations and conditions of licenses, Certificates of Compliance, Compliance Plans, or Orders. The NRC has the authority to impose civil penalties for certain violations of its regulations. While the NRC has not imposed a penalty on USEC greater than $88,000, penalties under NRC regulations could include substantial fines, imposition of additional requirements or withdrawal or suspension of licenses or certificates. If such significant penalties were imposed on USEC, they could affect USEC’s operations or profitability.

      The American Centrifuge Demonstration Facility is licensed to operate until the earlier of February 24, 2009 or the date the temporary lease, or long-term agreement that is expected to supersede the temporary lease, with DOE expires. Early termination of the license could affect our ability to construct and operate the American Centrifuge Plant. Further, failure to obtain a license for the construction and operation of the American Centrifuge Plant in a timely manner could have a significant adverse impact on USEC’s ability to deploy American Centrifuge or to meet the requirements of the DOE-USEC Agreement.

      Our operations are subject to numerous federal, state and local environmental protection laws and regulations.

      We incur substantial costs for compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of our operations. Unanticipated events or regulatory developments, however, could cause the amount and timing of future environmental expenditures to vary substantially from those expected.

      Under a cleanup agreement with EPA, USEC engaged contractors to remove certain material from the Starmet site in South Carolina that is attributable to quantities of depleted uranium USEC had sent there under a 1998 contract. We could incur additional costs associated with our share of costs for cleanup of the Starmet site, resulting from a variety of factors, including increases in overall removal, disposal or remediation costs or a decision by federal or state agencies to perform additional remediation at the site after completion of the removal and disposal activities.

      USEC stores depleted uranium at the plants and accrues estimated costs for the future disposition of the depleted uranium. The amount and timing of future depleted uranium disposal costs could vary substantially from amounts accrued. An increase in the actual cost of disposal could have a material adverse impact on our results of operations or financial condition.

      Pursuant to numerous federal, state and local environmental laws and regulations, we are required to hold multiple permits. Certain permits require periodic renewal or review of their conditions, and we cannot predict whether we will be able to renew such permits or whether material changes in permit conditions will be imposed. Changes in permits could increase the costs of producing LEU and reduce the profitability while an inability to secure or renew permits could prevent us from producing LEU needed to meet our delivery obligations to customers.

      Our operations involve the use of chemicals, most of which are toxic, hazardous or radioactive and could result in liability without regard to USEC’s fault or negligence.

      Our plant operations involve the use of toxic, hazardous, and radioactive chemicals. A chemical release would primarily pose a health risk to humans or animals in proximity to the release. USEC follows strict procedures and precautions in the handling, storage and transportation of the materials used in its operations, and plant facilities are staffed with emergency response personnel to mitigate the impact of a release. There have been no significant releases into the environment in our history. However, if an accident were to occur, its severity could be significantly affected by the volume of the release and the speed of corrective action taken by plant personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an actual or suspected release of chemicals could result in significant costs.

      NAC’s business involves providing products and services for the storage and transportation of toxic, hazardous and radioactive chemicals, which, if released or mishandled, could cause personal injury and property damage (including environmental contamination).

      The Price-Anderson Act requires DOE to indemnify USEC against claims for public liability arising out of or in connection with activities under the lease resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under Price-Anderson, USEC could be held liable for damages regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of LEU, it is possible for a claim to be asserted which may not fall within the indemnification under Price-Anderson.

      In their contracts, USEC and NAC seek to protect themselves from liability, but there is no assurance that such contractual limitations on liability will be effective in all cases. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our operations and financial condition.

      International agreements for cooperation are important to our business.

      Agreements for cooperation between the U.S. government and various foreign governments control the export of nuclear materials from the United States to those countries. If any of the agreements were to lapse, terminate or be amended, it is possible we would not be able to make sales or deliver LEU to customers in those countries.

      Contract work for DOE could be affected by the availability of federal funds and government audits.

      All contract work for DOE, including cold standby, cleanup of out-of-specification uranium and certain NAC consulting and transportation activities, is subject to the availability of DOE funding and congressional appropriations. In the event funds were not available, we could be required to terminate such operations and incur related termination costs.

      Revenue from U.S. government contract work is based on cost accounting standards and allowable costs that are subject to audit by the Defense Contract Audit Agency. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs. Audit adjustments could reduce the amounts we are allowed to bill for DOE contract work or require us to refund to DOE a portion of amounts already billed.

      Anti-takeover provisions in Delaware law and in our charter, bylaws and shareholder rights plan could delay or prevent an acquisition of USEC.

      We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our existing shareholders. Our Certificate of Incorporation (the “Charter”) establishes certain restrictions on foreign ownership of securities of USEC. Certain other provisions of our Charter and bylaws may make it more difficult for a third party to acquire control of us without the consent of our Board of Directors. We also have adopted a shareholder rights plan, which could increase the cost of, or prevent, a takeover attempt. These various restrictions could deprive shareholders of the opportunity to realize takeover premiums for their shares.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      At December 31, 2004, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

      USEC does not enter into financial instruments for trading purposes. The fair value of long-term debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of long-term debt, the balance sheet carrying amounts and related fair values at December 31, 2004, follow (in millions):

	Maturity Dates		December 31, 2004
	January 20,	January 20,	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value
Long-term debt:
6.625% senior notes	$325.0		$325.0	$326.6
6.750% senior notes		$150.0	150.0	149.3

			$475.0	$475.9

Item 8. Consolidated Financial Statements and Supplementary Data

Reference is made to the index to consolidated financial statements appearing elsewhere in this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures

     USEC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by USEC in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

     As of the end of the period covered by this report, USEC carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures were not effective because of the material weaknesses described below. To address the material weaknesses described below, USEC performed additional analysis and other post-closing procedures to ensure that the financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report present fairly in all material respects the financial condition, results of operations and cash flows for the periods presented.

     Management’s Report on Internal Control Over Financial Reporting

     USEC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) and for an assessment of the effectiveness of internal control over financial reporting. USEC’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     A company’s internal control over financial reporting includes those polices and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of USEC’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. USEC identified the following material weaknesses as a result of its assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:

     As of December 31, 2004, USEC did not maintain effective controls over the timing of the recognition of revenue. Specifically, USEC’s revenue recognition determination with respect to “bill and hold” transactions was not sufficiently complete to support that revenue was recorded in the appropriate period. As a result of this control deficiency, USEC adjusted revenue, cost of sales, deferred revenue and other current assets as previously reported by restating its financial statements for the year ended December 31, 2003 (including the comparative financial information for the year ended December 31, 2002), the six-month period ended December 31, 2002, the fiscal year ended June 30, 2002, and the first, second and third quarters of 2004 and the corresponding periods in 2003 as a result of this control deficiency. Additionally, this control deficiency resulted in an audit adjustment to the 2004 financial statements.

     Further, as of December 31, 2004, USEC did not maintain effective controls over the valuation of deferred tax assets, including the associated tax valuation allowance. Specifically, USEC’s controls over the initial determination and subsequent monitoring of factors affecting the realization of deferred tax assets, including the associated tax valuation allowance, were insufficient to determine that deferred tax assets, including the associated tax valuation allowance, were appropriately reported. As a result of this control deficiency, USEC adjusted the valuation allowance associated with deferred tax assets and retained earnings as previously reported by restating its financial statements for the year ended December 31, 2003 (including the comparative financial information for the year ended December 31, 2002), the six-month period ended December 31, 2002, the fiscal year ended June 30, 2002, and the first, second and third quarters of 2004 and the corresponding periods in 2003 as a result of this control deficiency. This control deficiency also resulted in an audit adjustment to the 2004 financial statements.

     Additionally, each of these control deficiencies could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

     Accordingly, management has determined that each of these control deficiencies constitutes a material weakness. Because of these material weaknesses, management has concluded that USEC did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in the “Internal Control-Integrated Framework.”

     Management’s assessment of the effectiveness of USEC’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Material Weaknesses

     USEC has made significant efforts to document and test internal control over financial reporting, has taken actions, including involving external accounting experts in new or unusual transactions to obtain additional guidance as to the application of generally accepted accounting principles, to strengthen internal control over financial reporting with respect to the recognition of revenue and the determination of the recovery or realizability of deferred tax assets, and has committed to review and increase these efforts in order to improve internal control over financial reporting and meet standards established by the Sarbanes-Oxley Act. In addition, USEC has hired a Director of Taxes and has plans to hire a Vice President and Treasurer.

Changes in Internal Control Over Financial Reporting

     Except as indicated above, there have not been any changes in internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Certain information regarding executive officers is included in Part I of this annual report. Additional information concerning directors and executive officers is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 21, 2005.

Item 11. Executive Compensation

      Information concerning management compensation is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 21, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 21, 2005.

Item 13. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 21, 2005.

Item 14. Principal Accountant Fees and Services

      Information concerning principal accountant fees and services is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held April 21, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Consolidated Financial Statements

Reference is made to the consolidated financial statements appearing elsewhere in this annual report.

(2) Financial Statement Schedules

No financial statement schedules are required to be filed as part of this annual report.

(3) Exhibits

The following exhibits are filed as part of this annual report:

Exhibit
No.	Description

3.1	Certificate of Incorporation of USEC Inc. (1)

3.3	Amended and Restated Bylaws of USEC Inc., dated September 13, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.2	Indenture, dated January 15, 1999, between USEC Inc. and First Union National Bank, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

4.3	Rights Agreement, dated April 24, 2001, between USEC Inc. and Fleet National Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights as Exhibit C, incorporated by reference to Registration Statement on Form 8-A filed April 24, 2001.

4.4	Form of Employee Nonqualified Stock Option Agreement, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

4.5	Form of Employee Nonqualified Stock Option Agreement in connection with an employment agreement, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

4.6	Form of Employee Restricted Stock Award Agreement (stock in lieu of annual incentive).

4.7	Form of Employee Restricted Stock Award Agreement (three year vesting).

10.1	Lease Agreement between the United States Department of Energy and the United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew. (1)

10.4	Memorandum of Agreement, dated December 15, 1994, between the United States Department of Energy and United States Enrichment Corporation regarding the transfer of functions and activities, as amended. (1)

10.11	Memorandum of Agreement between the United States Department of Energy and the United States Enrichment Corporation for electric power, entered into as of July 1, 1993. (1)

10.13	Contract between United States Enrichment Corporation, Portsmouth gaseous diffusion plant, and the Paper Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO and its local no. 3-689, April 1, 1996 – May 2, 2000, as amended. (1)

10.17	Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended. (1)

10.18	Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities. (1)

10.20	Memorandum of Agreement, dated April 20, 1998, between the United States Department of Energy and United States Enrichment Corporation for transfer of natural uranium and highly enriched uranium and for blending down of highly enriched uranium. (1)

10.25	Form of Director and Officer Indemnification Agreement. (1)

10.26	Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the United States Department of Energy, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons. (1)

10.27	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding disposal of depleted uranium. (1)

10.28	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding certain worker benefits. (1)

10.35	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999.

10.36	Amendment No. 12, dated March 4, 1999, to Contract between USEC Inc., Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.39	USEC Inc. Pension Restoration Plan, dated September 1, 1999, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.40	Form of Change in Control Agreement with executive officers, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.41	USEC Inc. 401(k) Restoration Plan, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

10.45	Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2000. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.51	USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999 and amended April 25, 2001, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.54	Agreement, dated June 17, 2002, between U.S. Department of Energy and USEC Inc., incorporated by reference to current report on Form 8-K filed June 21, 2002.

10.55	Promissory Note, dated February 1, 2002, between William H. Timbers and USEC Inc., incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.58	Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its U.S. Department of Energy Contract, and USEC Inc., dated June 30, 2000, Amendment A, dated July 12, 2002, and Amendment B, dated September 11, 2002, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.59	Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JPMorgan Chase Bank (as administrative agent, collateral agent and lead arranger), Merrill Lynch Capital (as syndication agent), GMAC Business Credit, LLC (as documentation agent), and Congress Financial Corporation (as managing agent), incorporated by reference to current report on Form 8-K filed October 4, 2002.

10.60	Guarantee, dated as of September 27, 2002, by USEC Inc. in favor of JPMorgan Chase Bank, (as administrative agent and collateral agent), in respect of the obligations of United States Enrichment Corporation under the revolving credit agreement, incorporated by reference to current report on Form 8-K filed October 4, 2002.

10.63	Employment Agreement between USEC Inc. and Lisa E. Gordon-Hagerty, Executive Vice President and Chief Operating Officer, dated December 15, 2003, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

10.64	Administrative Order on Consent for Removal Action in the Matter of Starmet CMI, dated February 6, 2004, between the United States Environmental Protection Agency, United States Enrichment Corporation, United States Department of Energy and United States Department of the Army, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

10.65	Settlement Agreement (relating to Power Agreement between Ohio Valley Electric Corporation and the United States of America), dated February 9, 2004, between United States Enrichment Corporation and the United States of America, acting by and through the United States Department of Energy, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

10.66	Agreement, dated February 17, 2004, between the U.S. Department of Energy and the United States Enrichment Corporation Concerning the Temporary Lease of Certain Facilities In Support of the American Centrifuge Program, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

10.67	Stock Purchase Agreement, dated July 29, 2004, by and among Pinnacle West Capital Corporation, El Dorado Investment Company and USEC Inc., incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.68	Memorandum of Understanding between USEC Inc. and the United States Department of Energy, dated October 22, 2004, Effectuating the Transfer of Natural Uranium Hexafluoride for Affected Inventory, incorporated by reference to current report on Form 8-K filed October 28, 2004.

10.69	Amended and Restated Employment Agreement, dated July 29, 2004, between USEC Inc. and William H. Timbers, President and Chief Executive Officer, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.70	Agreement, dated July 29, 2004, between USEC Inc. and James R. Mellor, Chairman of the Board, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.71	Agreement and General Release, dated September 21, 2004, between USEC Inc. and Sydney M. Ferguson, Senior Vice President, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.72	First Amendment to the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Annex B of Schedule 14A filed March 31, 2004, with respect to the 2004 annual meeting of shareholders.

10.73	Severance Agreement and General Release, dated November 15, 2004, between USEC Inc. and Timothy B. Hansen, Senior Vice President, General Counsel and Secretary, incorporated by reference to current report on Form 8-K filed November 19, 2004.

10.74	Amendment to the Stock Purchase Agreement, dated November 18, 2004, by and among USEC Inc., Pinnacle West Capital Corporation and El Dorado Investment Company, incorporated by reference to current report on Form 8-K filed November 19, 2004.

10.75	Memorandum of Agreement between USEC, Inc. and the United States Department of Energy, dated as of December 10, 2004, for the Continued Operation of Portsmouth S&T Facilities for the Processing of Affected Inventory in Fiscal Year 2005 and Thereafter, incorporated by reference to current report on Form 8-K filed December 16, 2004.

10.76	Letter Agreement, dated February 23, 2005, by and between USEC Inc. and James R. Mellor, Chairman of the Board, President and Chief Executive Officer, incorporated by reference to current report on Form 8-K filed February 28, 2005.

21	Subsidiaries of USEC Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

99.5	Annual CEO Certification, dated May 7, 2004, as filed with the New York Stock Exchange.

(1)	Incorporated by reference to Registration Statement on Form S-1, No. 333-57955, filed June 29, 1998, or Amendment No. 1 to Registration Statement on Form S-1, filed July 20, 1998.

(b) Reports on Form 8-K

      On October 28, 2004, USEC filed a current report on Form 8-K reporting that USEC and DOE had entered into a material definitive agreement regarding the transfer by DOE of 2,116 metric tons of uranium to USEC in exchange for 2,116 metric tons of out-of-specification uranium.

      On November 9, 2004, USEC filed a current report on Form 8-K to furnish its press release announcing financial results for the three and nine months ended September 30, 2004.

      On November 19, 2004, USEC filed a current report on Form 8-K reporting an agreement between USEC Inc. and Timothy B. Hansen, Senior Vice President, General Counsel and Secretary, relating to Mr. Hansen’s resignation.

      On November 19, 2004, USEC filed a current report on Form 8-K reporting the acquisition of NAC and an amendment to the NAC acquisition agreement.

      On December 16, 2004, USEC filed a current report on Form 8-K reporting that USEC and DOE had entered into a material definitive agreement under which USEC will process out-of-specification uranium for DOE, and DOE will transfer 900 metric tons of uranium to USEC to sell to reimburse USEC for processing costs.

      On December 20, 2004, USEC filed a current report on Form 8-K reporting the departure of William H. Timbers, President and Chief Executive Officer of USEC.

      On February 10, 2005, USEC filed a current report on Form 8-K to furnish its press release announcing a preview of 2004 financial results and preliminary guidance for 2005 and to provide additional information on centrifuge costs.

      On February 28, 2005, USEC filed a current report on Form 8-K to report an Employment Agreement, dated February 28, 2005, with James R. Mellor, Chairman of the Board, President and Chief Executive Officer.

      On March 11, 2005, USEC filed a current report on Form 8-K to announce a restatement of its prior years’ consolidated financial statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USEC Inc.

/s/ James R. Mellor
March 16, 2005
James R. Mellor
Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James R. Mellor James R. Mellor	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005
/s/ Ellen C. Wolf Ellen C. Wolf	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005
/s/ Michael H. Armacost Michael H. Armacost	Director	March 14, 2005
/s/ Joyce F. Brown Joyce F. Brown	Director	March 16, 2005
/s/ John R. Hall John R. Hall	Director	March 16, 2005
/s/ W. Henson Moore W. Henson Moore	Director	March 16, 2005
/s/ Joseph F. Paquette, Jr. Joseph F. Paquette, Jr.	Director	March 16, 2005
/s/ James D. Woods James D. Woods	Director	March 16, 2005

USEC Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USEC Inc.:

We have completed an integrated audit of USEC Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its consolidated financial statements as of and for the year ended December 31, 2003, the six month period ended December 31, 2002, and the fiscal year ended June 30, 2002 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, for the six month period ended December 31, 2002 and the fiscal year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for prior years to properly reflect revenue related to certain sales transactions and to properly present deferred income taxes.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that USEC Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses relating to the recognition of revenue and the deferred tax asset valuation allowance, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Revenue accounting

As of December 31, 2004, USEC did not maintain effective controls over the timing of the recognition of revenue. Specifically, USEC’s revenue recognition determination with respect to “bill and hold” transactions was not sufficiently complete to support that revenue was recorded in the appropriate period. As a result of this control deficiency, USEC adjusted revenue, cost of sales, deferred revenue and other current assets as previously reported by restating its financial statements for the year ended December 31, 2003 (including the comparative financial information for the year ended December 31, 2002), the six-month period ended December 31, 2002, the fiscal year ended June 30, 2002, and the first, second and third quarters of 2004 and the corresponding periods in 2003 as a result of this control deficiency. Additionally, this control deficiency resulted in an audit adjustment to the 2004 financial statements.

Additionally, this control deficiency results in a more than remote likelihood that a misstatement to the revenue and deferred revenue accounts resulting in a material misstatement to annual or interim financial statements will not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

•	Accounting for deferred tax asset valuation allowance

As of December 31, 2004, USEC did not maintain effective controls over the valuation of deferred tax assets, including the associated tax valuation allowance. Specifically, USEC’s controls over the initial determination and subsequent monitoring of factors affecting the realization of deferred tax assets, including the associated tax valuation allowance, were insufficient to determine that deferred tax assets, including the associated tax valuation allowance, were appropriately reported. As a result of this control deficiency, USEC adjusted the valuation allowance associated with deferred tax assets and retained earnings as previously reported by restating its financial statements for the year ended December 31, 2003 (including the comparative financial information for the year ended December 31, 2002), the six-month period ended December 31, 2002, the fiscal year ended June 30, 2002, and the first, second and third quarters of 2004 and the corresponding periods in 2003 as a result of this control deficiency. This control deficiency also resulted in an audit adjustment to the 2004 financial statements.

Additionally, this control deficiency results in a more than remote likelihood that a misstatement to the deferred tax asset, liability and related provisions resulting in a material misstatement to annual or interim financial statements will not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that USEC Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, USEC Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 11, 2005

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	December 31,
	2004	2003
		As restated
ASSETS
Current Assets
Cash and cash equivalents	$174.8	$214.1
Short-term investments	—	35.0
Accounts receivable – trade	238.5	254.5
Inventories:
Separative work units	740.6	673.0
Uranium	251.6	187.9
Materials and supplies	17.2	22.3

Total Inventories	1,009.4	883.2
Deferred income taxes	26.5	—
Other current assets	31.8	70.7

Total Current Assets	1,481.0	1,457.5
Property, Plant and Equipment, net	178.0	185.1
Other Long-Term Assets
Deferred income taxes	73.5	97.7
Prepayment and deposit for depleted uranium	23.5	47.1
Prepaid pension benefit costs	82.9	76.3
Inventories	156.2	266.1
Goodwill	4.3	—

Total Other Assets	340.4	487.2

Total Assets	$1,999.4	$2,129.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$201.0	$187.1
Payables under Russian Contract	89.7	119.3
Termination settlement obligation under power purchase agreement	—	33.2
Uranium owed to customers and suppliers	44.5	45.0
Deferred revenue and advances from customers	20.2	59.7

Total Current Liabilities	355.4	444.3
Long-Term Debt	475.0	500.0
Other Long-Term Liabilities
Deferred revenue and advances from customers	6.9	13.5
Depleted uranium disposition	26.1	53.5
Postretirement health and life benefit obligations	145.2	138.1
Other liabilities	66.2	50.9

Total Other Liabilities	244.4	256.0
Commitments and Contingencies (Notes 3, 6 and 11)
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,320,000 shares issued	10.0	10.0
Excess of capital over par value	963.9	1,009.0
Retained earnings	62.2	38.7
Treasury stock, 15,171,000 and 17,766,000 shares	(109.2)	(127.7)
Deferred compensation	(1.6)	(.5)
Other comprehensive income (loss)	(.7)	—

Total Stockholders’ Equity	924.6	929.5

Total Liabilities and Stockholders’ Equity	$1,999.4	$2,129.8

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per share data)

				Six-Month	Fiscal Year
				Period Ended	Ended
	Years Ended December 31,			December 31,	June 30,
	2004	2003	2002	2002	2002
	(Unaudited)
		(millions, except per share data)
		As restated
Revenue:
Separative work units	$1,027.3	$1,110.8	$1,181.5	$668.0	$1,317.0
Uranium	224.0	168.5	73.0	43.2	114.6
U.S. government contracts and other	165.9	166.0	123.4	69.6	102.6

Total revenue	1,417.2	1,445.3	1,377.9	780.8	1,534.2

Cost of sales:
Separative work units and uranium	1,071.6	1,131.4	1,172.3	675.2	1,328.2
U.S. government contracts and other	151.5	150.2	115.2	66.0	100.9

Total cost of sales	1,223.1	1,281.6	1,287.5	741.2	1,429.1

Gross profit	194.1	163.7	90.4	39.6	105.1
Special charge (credit) for consolidating plant operations	—	—	(6.7)	—	(6.7)
Advanced technology costs	58.5	44.8	22.9	16.0	12.6
Selling, general and administrative	64.1	69.4	54.1	27.6	50.7
Other (income) expense, net	(1.7)	—	—	—	—

Operating income (loss)	73.2	49.5	20.1	(4.0)	48.5
Interest expense	40.5	38.4	36.5	18.6	36.3
Interest (income)	(3.9)	(5.4)	(7.0)	(3.2)	(8.7)

Income (loss) before income taxes	36.6	16.5	(9.4)	(19.4)	20.9
Provision (credit) for income taxes	13.1	6.7	(5.1)	(6.7)	5.7

Net income (loss)	$23.5	$9.8	$(4.3)	$(12.7)	$15.2

Net income (loss) per share – basic and diluted	$.28	$.12	$(.05)	$(.16)	$.19
Dividends per share	$.55	$.55	$.55	$.275	$.55
Weighted average number of shares outstanding:
Basic	84.1	82.2	81.4	81.6	81.1
Diluted	84.6	82.5	81.7	81.9	81.4

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

				Six-Month	Fiscal Year
				Period Ended	Ended
	Years Ended December 31,			December 31,	June 30,
	2004	2003	2002	2002	2002
	(Unaudited)
		As restated
Cash Flows From Operating Activities
Net income (loss)	$23.5	$9.8	$(4.3)	$(12.7)	$15.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31.8	29.3	28.4	13.0	23.9
Depleted uranium disposition	(3.8)	(5.4)	(11.2)	(.2)	(5.7)
Deferred revenue, net of deferred costs	(12.1)	(37.5)	(25.4)	(31.3)	(54.1)
Deferred income taxes	1.6	(1.7)	5.6	.7	(9.4)
Changes in operating assets and liabilities:
Short-term investments – (increase) decrease	35.0	(35.0)	—	—	—
Accounts receivable – (increase) decrease	16.0	1.5	118.1	(40.3)	(9.3)
Inventories – net (increase) decrease	(17.0)	117.7	71.9	52.9	236.7
Payables under Russian Contract – increase (decrease)	(29.6)	12.7	6.8	(49.8)	56.1
Payment of termination settlement obligation under power purchase agreement	(33.2)	—	—	—	—
Accounts payable and other liabilities – increase	37.9	5.4	29.9	(.4)	17.9
Other, net	2.5	13.1	(18.8)	(1.4)	(8.9)

Net Cash Provided by (Used in) Operating Activities	52.6	109.9	201.0	(69.5)	262.4

Cash Flows Used in Investing Activities
Capital expenditures	(20.2)	(24.9)	(40.2)	(12.4)	(42.4)
Investment in NAC Holding Inc., net of cash acquired	(8.1)	—	—	—	—
Deposit relating to acquisition of NAC Holding Inc.	(6.0)	—	—	—	—
Deposit for surety bond	—	—	—	—	(21.4)

Net Cash (Used in) Investing Activities	(34.3)	(24.9)	(40.2)	(12.4)	(63.8)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(46.3)	(45.2)	(44.7)	(22.4)	(44.6)
Repurchase of senior notes	(25.6)	—	—	—	—
Deferred financing costs	—	—	(4.7)	(4.7)	—
Common stock issued	14.3	3.2	2.3	.9	2.7

Net Cash (Used in) Financing Activities	(57.6)	(42.0)	(47.1)	(26.2)	(41.9)

Net Increase (Decrease)	(39.3)	43.0	113.7	(108.1)	156.7
Cash and Cash Equivalents at Beginning of Period	214.1	171.1	57.4	279.2	122.5

Cash and Cash Equivalents at End of Period	$174.8	$214.1	$171.1	$171.1	$279.2

Supplemental Cash Flow Information
Interest paid	$35.2	$34.7	$33.1	$16.7	$33.0
Income taxes paid (refund)	3.6	(10.0)	(5.4)	(6.2)	18.3

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

							Accumu-
							lated
	Common						Other
	Stock,		Compre-				Compre-
	Par Value	Excess of	hensive	Retained			hensive	Total
	$.10 per	Capital over	Income	Earnings	Treasury	Deferred	Income	Stockholders’
	Share	Par Value	(Loss)	(Deficit)	Stock	Compensation	(Loss)	Equity
Balance at June 30, 2001:
As previously reported	$10.0	$1,066.9	—	$39.0	$(142.2)	$(.9)	—	$972.8
Effect of restatement	—	—	—	43.2	—	—	—	43.2

As restated	10.0	1,066.9	—	82.2	(142.2)	(.9)	—	1,016.0
Restricted and other stock issued, net of amortization	—	(.8)	—	—	5.4	.3	—	4.9
Dividends paid to stockholders	—	—	—	(44.6)	—	—		(44.6)
Net income (1)	—	—	—	15.2	—	—	—	15.2

Balance at June 30, 2002	10.0	1,066.1	—	52.8	(136.8)	(.6)	—	991.5
Restricted and other stock issued, net of amortization	—	(.1)	—	—	3.3	(1.0)	—	2.2
Dividends paid to stockholders	—	(11.2)	—	(11.2)	—	—	—	(22.4)
Net income (loss) (1)	—	—	—	(12.7)	—	—	—	(12.7)

Balance at December 31, 2002	10.0	1,054.8	—	28.9	(133.5)	(1.6)	—	958.6
Restricted and other stock issued, net of amortization	—	(.6)	—	—	5.8	1.1	—	6.3
Dividends paid to stockholders	—	(45.2)	—	—	—	—	—	(45.2)
Net income (1)	—	—	—	9.8	—	—	—	9.8

Balance at December 31, 2003	10.0	1,009.0	—	38.7	(127.7)	(.5)	—	929.5
Common stock issued:
Exercise of stock options	—	.5	—	—	12.5	—	—	13.0
Restricted and other stock issued, net of amortization	—	.7	—	—	6.0	(1.1)	—	5.6
Dividends paid to stockholders	—	(46.3)	—	—	—	—	—	(46.3)
Comprehensive income:
Minimum pension liability, net of income tax of $.4 million	—		$(.7)	—	—	—	$(.7)	(.7)
Net income	—	—	23.5	23.5	—	—	—	23.5

Balance at December 31, 2004	$10.0	$963.9	$22.8	$62.2	$(109.2)	$(1.6)	$(.7)	$924.6

(1)	As restated.

See notes to consolidated financial statements.

USEC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      USEC Inc. (“USEC”) is a global energy company and is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants.

      Customers typically provide uranium to us as part of their enrichment contracts. Customers are billed for the separative work units (“SWU”) deemed to be contained in the LEU delivered to them. SWU is a standard unit of measurement that represents the effort required to transform a given amount of uranium into two streams: enriched uranium having a higher percentage of U 235 and depleted uranium having a lower percentage of U 235 . The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment.

Consolidation

      The consolidated financial statements include the accounts of USEC Inc., its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries. All material intercompany transactions are eliminated. In 2002, the Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2002.

Cash and Cash Equivalents

      Cash and cash equivalents include temporary cash investments with original maturities of three months or less.

Inventories

      Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published long-term price indicators at the balance sheet date. SWU and uranium inventory costs are determined using the monthly moving average cost method. SWU costs are based on production costs at the plants, purchase costs under the Russian Contract, and costs of LEU recovered from downblending highly enriched uranium in the process of being transferred from the U.S. government. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization and maintenance and repairs. The cost of the SWU component of LEU purchased under the Russian Contract is recorded at acquisition cost plus related shipping costs.

      Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. The quantity of uranium that is earned or added to uranium inventory from underfeeding is accounted for as a byproduct of the enrichment process, the costs for which are based on the net realizable value of the uranium. Uranium inventory costs are increased and SWU inventory costs are reduced as a result of underfeeding uranium.

Revenue

      Revenue is derived from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium. Revenue is recognized at the time LEU or uranium is delivered under the terms of contracts with domestic and international electric utility customers. USEC advance ships LEU to nuclear fuel fabricators for scheduled or anticipated orders from utility customers. Based on customer orders, USEC arranges for the transfer of title of LEU from USEC to the customer for the specified quantity of LEU at the fuel fabricator. Revenue is recognized when delivery of LEU to the customer occurs at the fuel fabricator. Some customers take title and delivery of LEU at the Paducah plant, and revenue is recognized when delivery of LEU to the customer is complete.

      Certain customers make advance payments to be applied against future orders or deliveries. Advances from customers are reported as deferred revenue, and revenue is recognized as LEU is delivered. Under SWU barter contracts, USEC exchanges SWU for electric power or uranium. Revenue from the sale of SWU under barter contracts is recognized at the time LEU is delivered and is based on the fair market value of the electric power or uranium received in exchange for SWU. Revenue from SWU barter contracts amounted to $9.5 million in 2003 and $21.7 million in the fiscal year ended June 30, 2002. There were no barter sales in 2004 or in the six-month period ended December 31, 2002.

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

Property, Plant and Equipment

      Construction work in progress is recorded at acquisition or construction cost. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commences. USEC leases the Paducah gaseous diffusion plant located in Paducah, Kentucky and the Portsmouth gaseous diffusion plant located in Piketon, Ohio from the U.S. Department of Energy (“DOE”). Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which is estimated to be 2010 for the Paducah plant. At the end of the lease, ownership of plant and equipment that USEC leaves at the gaseous diffusion plants transfers to DOE, and responsibility for decontamination and decommissioning of the gaseous diffusion plants remains with DOE. Property, plant and equipment assets at December 31, 2004, are not subject to an asset retirement obligation. Maintenance and repair costs are charged to production costs as incurred.

      A summary of changes in property, plant and equipment follows (in millions):

			Impairment
		Capital	at	Transfers		Capital	Transfers
	June 30,	Expenditures	Portsmouth	and	June 30,	Expenditures	and	December 31,
	2001	(Depreciation)	Plant	Retirements	2002	(Depreciation)	Retirements	2002
Construction work in progress	$24.2	$41.5	$(.4)	$(42.2)	$23.1	$12.1	$(20.9)	$14.3
Leasehold improvements	118.8	—	(11.3)	27.4	134.9	—	13.4	148.3
Machinery and equipment	124.4	.9	(9.0)	10.6	126.9	.3	7.5	134.7

	267.4	42.4	(20.7)	(4.2)	284.9	12.4	—	297.3
Accumulated depreciation and amortization	(77.6)	(23.9)	4.3	3.8	(93.4)	(13.0)	—	(106.4)

	$189.8	$18.5	$(16.4)	$(.4)	$191.5	$(.6)	$—	$190.9

		Capital	Transfers		Capital	Transfers,
	December 31,	Expenditures	and	December 31,	Expenditures	Retirements,	December 31,
	2002	(Depreciation)	Retirements	2003	(Depreciation)	and Other	2004
Construction work in progress	$14.3	$21.9	$(27.1)	$9.1	$19.2	$(15.0)	$13.3
Leasehold improvements	148.3	—	3.1	151.4	—	5.7	157.1
Machinery and equipment	134.7	3.0	22.4	160.1	1.0	13.2	174.3

	297.3	24.9	(1.6)	320.6	20.2	3.9	344.7
Accumulated depreciation and amortization	(106.4)	(29.3)	.2	(135.5)	(31.8)	.6	(166.7)

	$190.9	$(4.4)	$(1.4)	$185.1	$(11.6)	$4.5	$178.0

Long-Lived Assets

      USEC evaluates the carrying value of long-lived assets by performing impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. Impairment tests are based on a comparison of estimated future cash flows to the carrying values of long-lived assets. If impairment is indicated, the asset carrying value is reduced to fair market value or, if fair market value is not readily available, the asset is reduced to a value determined by applying a discount rate to expected cash flows.

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

Advanced Technology Costs

      USEC is in the process of demonstrating its next-generation American Centrifuge uranium enrichment technology. Costs relating to the demonstration and deployment of the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones.

      Centrifuge costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs include Nuclear Regulatory Commission (“NRC”) licensing of the American Centrifuge Demonstration facility in Piketon Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration.

      Capitalized costs relating to the American Centrifuge technology include or will include NRC licensing, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the American Centrifuge Plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion, including NRC licensing, financing, and installation and operation of centrifuge machines and equipment. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

Stock-Based Compensation

      Compensation expense for employee stock compensation plans is measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As long as stock options are granted at an exercise price that is equal to the market value of common stock at the date of grant, there is no compensation expense for the grant, vesting or exercise of stock options.

      Grants of restricted stock result in deferred compensation based on the market value of common stock at the date of grant. Deferred compensation is amortized to expense on a straight-line basis over the vesting period. Compensation expense for awards of restricted stock units is accrued over a three-year performance period.

      Under the disclosure provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, pro forma net income assumes that compensation expense relating to stock options and to shares of common stock purchased by employees at 85% of the market price under the Employee Stock Purchase Plan is recognized based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The fair value of stock options is measured at the date of grant based on the Black-Scholes option pricing model and is amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) if the fair value method of accounting had been applied (in millions, except per share data):

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
		As restated
Net income (loss), as reported	$23.5	$9.8	$(12.7)	$15.2
Add – Stock-based compensation expense included in reported results, net of tax	3.3	2.8	1.0	2.6
Deduct – Stock-based compensation expense determined under the fair-value method, net of tax	(5.1)	(4.3)	(2.0)	(3.7)

Pro forma net income (loss)	$21.7	$8.3	$(13.7)	$14.1

Net income (loss) per share – basic and diluted:
As reported	$.28	$.12	$(.16)	$.19
Pro forma	$.26	$.10	$(.17)	$.18
Weighted average fair value per share of stock options granted	$1.60	$1.04	$1.83	$2.05
Assumptions:
Risk-free interest rate	3.0%	3.5%	3.5%	4.4%
Expected dividend yield	7%	8%	8%	8%
Expected volatility	40%	35%	53%	50%
Expected option life	4 years	6 years	6 years	6 years

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

Net Income per Share

      Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by increasing the weighted average number of shares by the assumed conversion of potentially dilutive stock compensation awards.

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(in millions)
Weighted average number of shares outstanding:
Basic	84.1	82.2	81.6	81.1
Dilutive effect of stock compensation awards	.5	.3	.3	.3

Diluted	84.6	82.5	81.9	81.4

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts presented and disclosed in the consolidated financial statements. Significant estimates and judgments include, but are not limited to, the recognition of revenue and deferred revenue, the replacement or remediation of out-of-specification uranium by the DOE, costs for the conversion, transportation and disposition of depleted uranium, plant lease turnover costs, the tax bases of assets and liabilities, the future recoverability of deferred tax assets, and determination of the valuation allowance for deferred tax assets. Actual results may differ from such estimates, and estimates may change if the underlying conditions or assumptions change.

New Accounting Standards

      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, under which abnormal amounts of idle facility expense, freight and handling costs, and wasted materials would be recognized as current-period costs and the allocation of fixed production overhead to inventory would be based on the normal capacity of production facilities. The new standard will become effective for inventory costs incurred by USEC beginning in 2006. We are evaluating the new standard and expect it may have a material effect on our results of operations.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, eliminating certain differences in the measurement guidance between United States and international accounting standards. The new standard will become effective for nonmonetary asset exchanges in fiscal periods after June 15, 2005. We are evaluating the new standard and expect it will not have a material effect on our results of operations.

      In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, requiring that compensation costs relating to share-based payment transactions, such as stock options issued to employees, be recognized in the financial statements as costs and expenses based on fair value. The new standard will become effective in the first interim period after June 15, 2005. We are evaluating the new standard and expect it may have a material effect on our results of operations.

      FASB Staff Position (“FSP”) FAS 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued in December 2004. The FSP indicates that the deduction should be accounted for as a special deduction and not as a reduction of the income tax rate. USEC adopted provisions of the FSP in 2004.

Unaudited Financial Data

      Unaudited consolidated condensed financial data for 2002 are presented for comparative purposes. The financial data reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results.

Reclassifications

      Certain amounts reported in the consolidated financial statements have been reclassified to conform with the current presentation. Short-term investments of $35.0 million reported in the balance sheet at December 31, 2003, have been reclassified from cash and cash equivalents. An investment in an auction-rate security with a stated maturity date in excess of 90 days is no longer reported as cash and cash equivalents and has been reclassified to short-term investments at December 31, 2003.

2. RESTATEMENTS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

      USEC has restated its consolidated balance sheet at December 31, 2003, and the consolidated statements of income (loss), cash flows, and changes in stockholders’ equity for the year ended December 31, 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002. As a result of the restatements, net income in 2004 was increased by $1.8 million (or $.02 per share), net income in 2003 was reduced by $.9 million (or $.01 per share), the net loss in the six-month period ended December 31, 2002, was reduced by $2.0 million (or $.02 per share), and net income in the fiscal year ended June 30, 2002, was reduced by $1.0 million (or $.01 per share). The impact of the restatements for periods prior to fiscal 2002 is reflected as an increase of $43.2 million to retained earnings at June 30, 2001. Consolidated financial data for first, second and third quarters of 2004 were restated and are presented along with the corresponding restated quarters in 2003 in the note to the consolidated financial statements that reports unaudited quarterly financial data. The restatements correct inadvertent errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to the recognition of revenue and a valuation allowance relating to deferred income taxes.

      The restatement dealing with revenue is the result of a correction in the timing of revenue recognition in connection with sales of uranium and the SWU component of LEU. In a limited number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment while continuing to maintain possession of the uranium or LEU under the provisions of certain sales contracts. In these sales transactions, USEC holds the uranium or LEU at the Paducah plant for customers prior to delivery to nuclear fuel fabricators for further processing. USEC had evaluated authoritative accounting guidance relating to revenue recognition for these sales but certain technical aspects were applied incorrectly. As a result, in these limited number of sales transactions where USEC continues to maintain possession of the uranium or LEU, USEC now delays the recognition of revenue until the uranium or LEU is physically delivered rather than the time title transfers to customers.

      In addition, the consolidated financial statements have been restated to correct a valuation allowance relating to deferred tax assets established in the fiscal year ended June 30, 1999. Prior to 2004, USEC had conducted assessments of the recoverability of deferred tax assets and had concluded that it was more likely than not that a portion of the deferred tax assets would not be recovered or realized. Accordingly, a valuation allowance of $45.2 million was established to reflect the assessment. USEC has determined that the criteria in a technical accounting standard used to assess whether a valuation allowance should be recorded for the deferred tax assets was applied incorrectly. As a result of a more comprehensive evaluation of the future recovery or realizability of deferred tax assets at December 31, 2004, USEC has now determined that, in prior years, it was more likely than not that deferred tax assets would have been recovered or realized from taxable income in future years. Accordingly, USEC has restated its consolidated financial statements to remove the valuation allowance amounting to $45.2 million that had been established as a result of the assessment in prior years.

      The effects of the restatements are as follows (in millions, except per share data):

			Six-Month		Fiscal Year
	Year Ended		Period Ended		Ended
	December 31, 2003		December 31, 2002		June 30, 2002
	As previously		As previously		As previously
	reported	As restated	reported	As restated	reported	As restated
Statements of Income (Loss)
Revenue	$1,460.3	$1,445.3	$777.4	$780.8	$1,528.8	$1,534.2
Cost of sales	1,295.2	1,281.6	741.0	741.2	1,422.1	1,429.1
Gross profit	165.1	163.7	36.4	39.6	106.7	105.1
Operating income (loss)	50.9	49.5	(7.2)	(4.0)	50.1	48.5
Income (loss) before income taxes	17.9	16.5	(22.6)	(19.4)	22.5	20.9
Provision (credit) for income taxes	7.2	6.7	(7.9)	(6.7)	6.3	5.7
Net income (loss)	10.7	9.8	(14.7)	(12.7)	16.2	15.2
Net income (loss) per share – basic and diluted	$.13	$.12	$(.18)	$(.16)	$.20	$.19

	December 31, 2003
	As previously
	reported	As restated
Balance Sheet
Current assets:
Other current assets	$39.9	$70.7
Other long-term assets:
Deferred income taxes	52.5	97.7
Total assets	2,053.8	2,129.8
Current liabilities:
Accounts payable and accrued liabilities	188.3	187.1
Deferred revenue and advances from customers	25.8	59.7
Stockholders’ equity	886.2	929.5

3. ACQUISITION OF NAC HOLDING INC.

      In November 2004, USEC acquired all the outstanding common stock of NAC Holding Inc. and its wholly owned subsidiary NAC International Inc. (collectively “NAC”) from Pinnacle West Capital Corporation for $10.1 million in cash plus the assumption of certain liabilities of NAC. As part of the acquisition agreement, we deposited an additional $6.0 million in an escrow fund pending the outcome of a contingency relating to the renewal or replacement of a contract with DOE that is expected to be resolved during 2005. NAC provides U.S. and foreign customers with spent nuclear fuel storage solutions, nuclear materials transportation, and nuclear fuel cycle consulting services.

      As of December 31, 2004, the aggregate purchase cost was $10.6 million including direct costs of the acquisition and was allocated based primarily on appraisals of the fair value of the acquired assets and liabilities. The estimated fair values of assets acquired and liabilities assumed at the date of the acquisition follow (in millions):

Current assets	$5.6
Property, plant, and equipment	4.7
Deferred income taxes	3.7
Intangible assets	3.3
Goodwill	3.8

Total assets	21.1
Current liabilities	(7.7)
Long-term liabilities	(2.8)

$10.6

      Of the $3.3 million of acquired intangible assets, $2.7 million, or 25% of the purchase price, was assigned to acquired in-process research and development and, in accordance with generally accepted accounting principles, was charged to expense at the date of the acquisition. Acquired in-process research and development represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to NAC’s new generation multipurpose spent nuclear fuel storage system. Development of the new storage system is about 50% complete, and NAC expects to incur costs of about $2.0 million during the completion and licensing phase. The storage license application has been submitted to the NRC, and the transportation license application is expected to be submitted later in 2005.

      The purchase price allocation to the in-process technology was based on estimates of future income, analyses of project accomplishments, actions needed for completion, assessments of likely contributions, and project risks. Risks include the stage of completion, the complexity of development work completed, the likelihood of obtaining NRC approval and market acceptance, the useful life of the technology, and the uncertainty of technological advances. The assumptions used in valuing the in-process technology were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value.

      The remaining portion of the purchase price allocated to intangible assets includes $.5 million relating to customer relationships with a weighted-average life of three years. Customer relationships include existing contracts with customers to provide casks for spent nuclear fuel.

      Goodwill of $3.8 million was assigned to the NAC acquisition. The goodwill amount will not be deductible for income tax purposes. Factors that contribute to goodwill include, but are not limited to, the assembled workforce that produces and sells current and future products and services, the opportunity to cross-sell USEC products to NAC customers, and the positive reputation that NAC has in the nuclear fuel industry.

      USEC has not yet completed its evaluation and allocation of the purchase price for the acquisition. Appraisals associated with the valuation of certain assets, including any intangible assets that may result from the resolution of the contingency described above, are not yet complete. Except for the resolution of the contingency, USEC does not expect that completion of the evaluation will have a material effect on the preliminary purchase price allocation.

      Pro forma consolidated revenue and net income information for USEC and NAC is presented as if the acquisition of NAC had occurred on January 1, 2003. The consolidated pro forma information is not necessarily indicative of the results that would have been reported if the acquisition had occurred on the assumed date.

	(Unaudited)
	Years Ended
	December 31,
	2004	2003
	(millions, except
	per share data)
Pro forma information:
Revenue	$1,448.5	$1,502.8
Net income	25.4	11.7
Net income per share – basic and diluted	$.30	$.14

4. ACCOUNTS RECEIVABLE, OTHER CURRENT ASSETS, AND ACCOUNTS PAYABLE

	December 31,
	2004	2003
	(millions)
		As restated
Accounts receivable – trade:
Utility customers:
Trade receivables	$195.9	$168.4
Uranium loaned to customers	8.6	30.6

	204.5	199.0

Department of Energy:
U.S. government contracts	25.8	22.8
Unbilled revenue (1)	8.2	32.7

	34.0	55.5

	$238.5	$254.5

Other current assets:
Deferred costs relating to deferred revenue	$12.2	$51.6
Prepaid items	13.6	19.1
Escrow deposit relating to acquisition of NAC	6.0	—

	$31.8	$70.7

Accounts payable and accrued liabilities:
Accounts payable	$103.5	$96.4
Accrued interest payable on long-term debt	14.1	14.9
Accrued income taxes payable	19.5	13.3
Other accrued liabilities	63.9	62.5

	$201.0	$187.1

(1)	Billings under government contracts are invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred and invoiced amounts. USEC expects to invoice and collect the unbilled amounts as contract change orders or revised provisional billing rates are submitted to and approved by DOE.

5. INVENTORIES

	December 31,
	2004	2003
	(millions)
Current assets:
Separative work units	$740.6	$673.0
Uranium	212.2	187.9
Out-of-specification uranium held for DOE	39.4	—
Materials and supplies	17.2	22.3

	1,009.4	883.2

Long-term assets:
Uranium	28.5	—
Out-of-specification uranium	51.7	156.2
Highly enriched uranium from Department of Energy	76.0	109.9

	156.2	266.1

	$1,165.6	$1,149.3

Uranium Provided by Customers and Suppliers

      USEC held uranium with estimated fair values of approximately $1,200 million at December 31, 2004, and $900 million at December 31, 2003, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer.

Replacing Out-of-Specification Uranium Inventory

      In December 2000, we reported to DOE that 9,550 metric tons of natural uranium with a cost of $237.5 million transferred to USEC from DOE prior to privatization in 1998 may contain elevated levels of technetium that would put the uranium out of specification for commercial use. Out of specification means that the uranium would not meet the industry standard as defined in the American Society for Testing and Materials (“ASTM”) specification “Standard Specification for Uranium Hexafluoride for Enrichment.” The levels of technetium exceeded allowable levels in the ASTM specification.

      Under the DOE-USEC Agreement, DOE is obligated to replace or remediate the affected uranium inventory, and USEC has been working with DOE to implement this process. USEC operates facilities at the Portsmouth plant under contract with DOE to process and remove contaminants from out-of-specification uranium. The remediated uranium meets the ASTM specification or is acceptable to USEC for use as feed material at the Paducah plant.

      As part of DOE’s remediation or replacement of USEC’s out-of-specification uranium, DOE transferred 2,116 metric tons of uranium to USEC in November 2004 in exchange for the transfer by USEC to DOE of a like amount of out-of-specification uranium. USEC has transferred 1,492 metric tons of out-of-specification uranium that is ready for processing to remove the contaminants, and USEC expects to transfer the remaining 624 metric tons of out-of-specification uranium to DOE as soon as it is ready for processing later in 2005. Inventories of uranium reported in current assets include $39.4 million at December 31, 2004, representing the market value of the 624 metric tons of out-of-specification uranium, and current liabilities include a corresponding amount representing the uranium owed to DOE.

      At December 31, 2004, 7,666 metric tons (or 80%) of USEC’s out-of-specification uranium had been replaced or remediated by DOE. The remaining net amount of USEC’s uranium inventory that may contain elevated levels of technetium and be out of specification is 1,884 metric tons with a cost of $51.7 million reported as part of long-term assets at December 31, 2004. DOE’s obligation to replace or remediate USEC’s out-of-specification uranium continues until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least one million SWU per year at the Paducah plant or at a new enrichment facility.

      In December 2004, USEC entered into a memorandum of agreement with DOE under which USEC will process 2,116 metric tons of DOE’s out-of-specification uranium and use its best efforts to return 2,116 metric tons of uranium that meets the ASTM specification to DOE by December 31, 2006. As payment-in-kind for the contract work, DOE transferred 900 metric tons of uranium to USEC in February 2005, and USEC is selling the uranium. Proceeds from the sale of uranium will be used to reimburse USEC for costs incurred processing DOE’s out-of-specification uranium. If proceeds exceed processing costs, USEC will return the excess to DOE.

6. PURCHASE OF SEPARATIVE WORK UNITS UNDER RUSSIAN CONTRACT

      USEC is the U.S. government’s exclusive executive agent (“Executive Agent”) in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, USEC is designated to purchase the SWU component of LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, as Executive Agent for the U.S. government, signed a commercial agreement (“Russian Contract”) with OAO Techsnabexport (“TENEX”, or “the Russian Executive Agent”), Executive Agent for the Federal Agency for Atomic Energy of the Russian Federation to purchase the SWU component.

      USEC has agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. Purchases under the Russian Contract approximate 50% of our supply mix.

      Under an amendment to the Russian Contact in June 2002, pricing terms for the purchase of Russian SWU shifted to a market-based pricing mechanism for the remaining term of the contract through 2013. Beginning in 2003, prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of any short-term market price swings. The Russian Contract provides that, after the end of 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least $7,565 million for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract in 1994 through December 31, 2004, USEC has purchased the SWU component of LEU at an aggregate cost of $3,646 million.

      Commitments to purchase SWU under the Russian Contract and other commitments to downblend highly enriched uranium from DOE and to purchase uranium from suppliers over the next five years are estimated as follows (in millions):

2005	$537.2
2006	522.3
2007	505.5
2008	507.7
2009	480.0

7. INCOME TAXES

      The provision (credit) for income taxes follows (in millions):

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
		As restated
Current:
Federal	$9.8	$7.3	$(6.4)	$13.5
State and local	1.7	1.1	(1.0)	1.6

	11.5	8.4	(7.4)	15.1

Deferred:
Federal	1.9	(.8)	.6	(8.5)
State and local	(.3)	(.9)	.1	(.9)

	1.6	(1.7)	.7	(9.4)

	$13.1	$6.7	$(6.7)	$5.7

      Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2004	2003
		As restated
Deferred tax assets:
Plant lease turnover and other exit costs	$23.3	$39.4
Employee benefits costs	37.5	23.8
Inventory costs	14.9	—
Tax intangibles	7.7	10.3
Deferred costs for depleted uranium	14.1	23.5
Tax credit carryforwards	2.7	6.0
Net operating loss carryforwards	1.9	—
Accrued expenses	4.2	.1
Other	1.7	1.8

	108.0	104.9
Valuation allowance	(2.3)	—

Deferred tax assets, net of valuation allowance	105.7	104.9

Deferred tax liabilities:
Inventory costs	—	1.5
Prepaid expenses	1.8	1.8
Property, plant and equipment	3.9	3.9

Deferred tax liabilities	5.7	7.2

	$100.0	$97.7

      The valuation allowance of $2.3 million reduced deferred tax assets to $105.7 million at December 31, 2004, a net amount that USEC has determined, based on an assessment of positive and negative available evidence, is more likely than not to be realized in future years. A valuation allowance is provided if it is more likely than not that all or a portion of a deferred tax asset will not be realized. Deferred tax assets were increased in 2004 by $6.0 million and a valuation allowance of $2.3 million was recorded as a result of the acquisition of NAC. The valuation allowance relates primarily to state net operating losses that are available to offset future state taxable income of NAC. Tax benefits that may be earned from the net operating losses will be recorded as reduction to goodwill.

      USEC’s federal and state income tax returns are subject to audit. Federal income tax returns for the years 1999 to 2002 are being examined by the Internal Revenue Service, and USEC believes adequate provisions have been recorded in the consolidated financial statements. At December 31, 2004, USEC had alternative minimum tax credit carryforwards of $2.7 million that can be carried forward indefinitely. The NAC state net operating losses can be carried forward from 5 to 20 years.

      A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
		As restated
Federal statutory tax rate	35%	35%	(35)%	35%
State income taxes (credit), net of federal	3	3	(3)	3
Export tax incentives	(2)	(1)	(3)	(11)
Nontaxable accrual of Medicare subsidy	(3)	—	—	—
Research and other tax credits	(4)	—	—	—
Nondeductible acquired in-process research and development expense	3	—	—	—
Other nondeductible expenses	3	4	6	3
Other	1	—	—	(3)

	36%	41%	(35)%	27%

8. DEBT

	December 31,
	2004	2003
	(in millions)
Long-term debt:
6.625% senior notes, due January 20, 2006	$325.0	$350.0
6.750% senior notes, due January 20, 2009	150.0	150.0

	$475.0	$500.0

      The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. Interest is paid every six months on January 20 and July 20. The senior notes may be redeemed by USEC at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium.

      In December 2004, USEC repurchased $25.0 million of the 6.625% senior notes, due January 20, 2006. The cost of the repurchase was $25.6 million and included a premium of $.6 million. USEC expects to refinance the remaining balance of the 6.625% senior notes amounting to $325.0 million due on January 20, 2006, prior to the scheduled maturity date.

      At December 31, 2004, the fair value of debt calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $475.9 million, compared with the balance sheet carrying amount of $475.0 million.

Revolving Credit Facility

      There were no short-term borrowings at December 31, 2004 or 2003.

      In September 2002, United States Enrichment Corporation, a wholly owned principal operating subsidiary of USEC, entered into a three-year syndicated revolving credit facility. The facility provides up to $150.0 million in revolving credit commitments (including up to $50.0 million in letters of credit) and is secured by certain assets of USEC’s subsidiaries and, subject to certain conditions, certain assets of USEC. Borrowings under the new facility are subject to limitations based on percentages of eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC. Deferred financing costs for the revolving credit facility amounted to $4.7 million in 2002 and are being amortized to interest expense over the three-year term of the facility.

      Outstanding borrowings under the facility bear interest at a variable rate equal to, based on the borrower’s election, either:

•	the sum of (x) the greater of the JPMorgan Chase Bank prime rate or the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .75% to 1.25% based upon collateral availability,
or
•	the sum of LIBOR plus a margin ranging from 2.5% to 3% based on collateral availability.

      The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. At December 31, 2004, USEC and its subsidiaries were in compliance with covenants under the revolving credit facility.

9. SPECIAL CHARGES FOR CONSOLIDATING PLANT OPERATIONS

      Changes in accrued liabilities resulting from special charges for consolidating plant operations follow (in millions):

	Balance	Special	Paid	Balance		Paid	Balance
	June 30,	Charge	and	June 30,	Charge	and	December 31,
	2001	(Credit)	Utilized	2002	(Credit)	Utilized	2002
Workforce reductions:
Portsmouth plant	$30.0	$(19.3)	$(1.5)	$9.2	$(6.3)	$(2.9)	—
Paducah plant	—	—	—	—	6.3	—	$6.3
Lease turnover and other exit costs at Portsmouth plant	23.3	(3.8)	(3.1)	16.4	—	.1	16.5
Impairment of property, plant and equipment at Portsmouth plant	—	16.4	(16.4)	—	—	—	—

	$53.3	$(6.7)	$(21.0)	$25.6	$—	$(2.8)	$22.8

	Balance		Paid	Balance	Paid	Balance
	December 31,	Charge	and	December 31,	and	December 31,
	2002	(Credit)	Utilized	2003	Utilized	2004
Workforce reductions at Paducah plant	$6.3	$1.3	$(7.6)	—	—	—
Lease turnover and other exit
costs at Portsmouth plant	16.5	(.8)	(2.8)	$12.9	$(12.9)	—

	$22.8	$.5	$(10.4)	$12.9	$(12.9)	$—

      USEC ceased uranium enrichment operations at the Portsmouth plant in May 2001. USEC recorded a special credit of $6.7 million ($4.2 million after tax) representing a change in estimate of costs for consolidating plant operations in the fiscal year June 30, 2002. Under the DOE-USEC Agreement, the Portsmouth plant began operating facilities to remove contaminants from out-of-specification uranium inventories. As a result, the number of workforce reductions at the Portsmouth plant changed, and costs of $6.3 million previously accrued for workforce reductions were reduced in the six-month period ended December 31, 2002, for the change in estimate. In November 2002, USEC announced and accrued estimated costs of $6.3 million for workforce reductions involving 200 employees at the Paducah plant. There was no net increase or decrease in estimated costs for workforce reductions in the six-month period ended December 31, 2002. In 2003, additional efficiencies were identified and the number of workforce reductions at the Paducah plant was expanded to 220 employees. The workforce reductions were completed in 2003 and resulted in the payment of the accrued liability of $6.3 million and the payment of an additional $1.3 million that was charged to cost of sales in 2003.

      Amounts paid and utilized include cash payments, non-cash charges for asset impairments, and reclassifications to other liabilities for incremental costs of pension and postretirement health benefit obligations and for lease turnover obligations at the Portsmouth plant.

10. ENVIRONMENTAL MATTERS

      Environmental compliance costs include the handling, treatment and disposal of hazardous substances and wastes. Pursuant to the USEC Privatization Act, environmental liabilities associated with the Paducah and Portsmouth plants prior to July 28, 1998, are the responsibility of the U.S. government, except for liabilities relating to certain identified wastes generated by USEC and stored at the plants. DOE remains responsible for decontamination and decommissioning of the plants.

Depleted Uranium

      USEC stores depleted uranium at the plants and accrues estimated costs for the future disposition of the depleted uranium. The long-term liability is dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. The amount and timing of future costs could vary from amounts accrued. A number of factors or events could affect estimated costs, including the future construction and operation of facilities by DOE to process and dispose of depleted uranium and increases in conversion, transportation or disposal costs.

      The accrued liability for the future disposition of depleted uranium is included in long-term liabilities and amounted to $26.1 million at December 31, 2004, and $53.5 million at December 31, 2003. The liability declined $27.4 million (or 51%) and the asset for the prepayment and deposit for depleted uranium included in other long-term assets declined $23.6 million (or 50%) at December 31, 2004, compared with December 31, 2003. The reductions reflect the transfer of the remaining portion of depleted uranium to DOE under the terms of a memorandum of agreement, under which USEC paid $50.0 million to DOE in 1998 as a prepayment for DOE agreeing to take a specified quantity of depleted uranium from USEC over the six-year period ending in 2004.

      Compliance with NRC regulations requires that USEC provide financial assurance regarding the cost of the eventual disposition of depleted uranium for which USEC retains disposal responsibility. A deposit of $21.4 million was paid in the fiscal year ended June 30, 2002, in connection with the issuance of a surety bond for the eventual disposition of depleted uranium. The deposit is included in prepayment and deposit for depleted uranium in long-term assets.

Other Environmental Matters

      USEC’s operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the Paducah and Portsmouth plants pursuant to permits, orders and agreements with DOE and various state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC’s operations amounted to $5.2 million at December 31, 2004, and $5.1 million at December 31, 2003.

11. COMMITMENTS AND CONTINGENCIES

Power Contracts and Commitments

      The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases about 80% of the electric power for the Paducah plant at fixed prices under a power purchase agreement with the Tennessee Valley Authority (“TVA”). Capacity and prices under the TVA agreement are fixed through May 2006. USEC purchases the remaining portion of the electric power for the Paducah plant at market-based prices from TVA and under a power purchase contract between DOE and Electric Energy, Inc. USEC is obligated, whether or not it takes delivery of electric power, to make minimum annual payments for the purchase of electric power, estimated as follows (in millions):

January to December 2005	$257.2
January to May 2006	145.5

$402.7

Settlement of Power Contract – Ohio Valley Electric Corporation

      In 2001 and prior years, USEC purchased electric power for the Portsmouth plant under a contract with DOE. DOE acquired the power under a power purchase agreement with the Ohio Valley Electric Corporation (“OVEC”). USEC ceased uranium enrichment operations at the Portsmouth plant in 2001 and ceased taking electric power from OVEC after August 2001. The power purchase agreement was terminated effective April 30, 2003. As a result of termination of the power purchase agreement, DOE was responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shutdown of the coal-burning power generating facilities owned and operated by OVEC. In February 2004, OVEC and DOE, and DOE and USEC, entered into agreements and settled all the issues relating to the termination. Pursuant to the agreements, USEC paid the previously accrued amount of $33.2 million representing its share of the postretirement health and decommissioning, demolition and shutdown cost obligations.

Legal Matters

      Environmental Matter

      In 1998, we contracted with Starmet CMI (“Starmet”) to convert a portion of our depleted uranium into a form that could be used in certain beneficial applications or disposed of at existing commercial disposal facilities. In 2002, Starmet ceased operations at its Barnwell, South Carolina facility. In November 2002, USEC received notice from the U.S. Environmental Protection Agency (“EPA”) that EPA was taking action under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended (commonly known as Superfund), to clean up certain areas at Starmet’s Barnwell site. These activities involve the cleanup of two evaporation ponds and removal and disposal of certain drums and other material containing uranium and other byproducts of Starmet’s activities at the site. The notice also stated that EPA believed USEC as well as other parties, including agencies of the U.S. government, are potentially responsible parties (“PRPs”) under CERCLA. In February 2004, USEC and certain federal agencies who have been identified as PRPs under CERCLA entered into an agreement with EPA, under which USEC is responsible for removing certain material from the site that is attributable to quantities of depleted uranium USEC had sent to the site. We have engaged contractors to remove and dispose of such material. At December 31, 2004, we had an accrued current liability of $6.6 million representing our current estimate of our share of costs to comply with the EPA settlement agreement and other costs associated with the Starmet facility.

      Executive Termination

      In December 2004, the employment of William H. Timbers, President and Chief Executive Officer of USEC, was terminated for “Cause” as that term is defined in the Amended and Restated Employment Agreement, dated July 29, 2004 (the “Employment Agreement”), the Supplemental Executive Retirement Plan (“SERP”) and the 1999 Equity Incentive Plan. Mr. Timbers’ termination was not related to any operational performance or financial matter. Because he was terminated for Cause, Mr. Timbers forfeited, and therefore USEC has cancelled, his 90,036 shares of restricted stock and 1,637,710 vested and unvested stock options.

      On March 1, 2005, Mr. Timbers filed a Demand for Arbitration (the “Demand”) with the American Arbitration Association against USEC, its seven directors and its General Counsel, alleging breach of the Employment Agreement and associated tort claims. Specifically, Mr. Timbers alleges that USEC breached the Employment Agreement in its manner of terminating Mr. Timbers and that he was terminated without Cause. The Demand seeks damages of “at least $21 million,” restricted stock and stock options that the Demand values at more than $15 million based on USEC’s stock price on February 28, 2005, and other unspecified compensatory and punitive damages. Although USEC believes that it will prevail in this arbitration, if it is determined that Mr. Timbers’ employment was terminated other than for Cause, USEC estimates that it would have to make cash payments of up to approximately $18 million, plus an amount with respect to vested and unvested stock options which were forfeited and have been cancelled. The value of the vested and unvested stock options on the date of termination was approximately $5.6 million, but if the value of these options were determined as of a later date, such value would fluctuate with changes in the value of USEC common stock.

      Other

      USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Lease Commitments

      Operating costs incurred under the lease with DOE for the plants and leases for office space and equipment amounted to $8.2 million in 2004, $7.5 million in 2003, $3.3 million in the six-month period ended December 31, 2002, and $6.5 million in the fiscal year ended June 30, 2002. Future minimum lease payments follow (in millions):

2005	$7.4
2006	6.2
2007	6.1
2008	5.6
2009	2.3
Thereafter	3.5

$31.1

      Except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease for the plants indefinitely and may terminate the lease in its entirety or with respect to one of the plants at any time upon two years’ notice. DOE retained responsibility for decontamination and decommissioning of the plants. At termination of the lease, USEC may leave the property in “as is” condition, but must remove all wastes generated by USEC, which are subject to off-site disposal, and must place the plants in a safe shutdown condition. Lease turnover costs are estimated and are accrued over the expected productive life of the plant which is estimated to be 2010 for the Paducah plant. Accrued liabilities for lease turnover costs are not discounted and amounted to $52.7 million at December 31, 2004, and $42.7 million at December 31, 2003.

12. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

      There are 7,400 employees and retirees covered by defined benefit pension plans providing retirement benefits based on compensation and years of service, and 3,700 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998.

      Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):

			Postretirement Health
	Defined Benefit Pension Plans		and Life Benefit Plans
	Years Ended		Years Ended
	December 31,		December 31,
	2004	2003	2004	2003
Changes in Benefit Obligations
Obligations at beginning of year	$602.3	$521.2	$234.6	$193.3
Actuarial (gains) losses	46.3	64.5	4.7	26.7
Plan amendments	11.9	1.6	—	—
Service costs	14.1	11.5	7.3	6.3
Interest costs	37.3	35.3	14.0	13.2
Benefits paid	(33.0)	(31.8)	(6.8)	(4.9)

Obligations at end of year	678.9	602.3	253.8	234.6

Changes in Plan Assets
Fair value of plan assets at beginning of year	611.1	507.6	57.1	42.7
Actual return (loss) on plan assets	71.5	126.4	5.8	11.0
USEC contributions	7.9	8.9	8.4	8.3
Benefits paid	(33.0)	(31.8)	(6.8)	(4.9)

Fair value of plan assets at end of year	657.5	611.1	64.5	57.1

Funded (unfunded) status	(21.4)	8.8	(189.3)	(177.5)
Unrecognized prior service costs (benefit)	13.5	2.9	(.9)	(3.3)
Unrecognized net actuarial (gains) losses	88.0	63.9	45.0	42.7

Net balance sheet amount	$80.1	$75.6	$(145.2)	$(138.1)

Amounts reflected in the balance sheet:
Prepaid pension benefit costs	$82.9	$76.3	—	—
Accrued benefit obligations	(3.9)	(.7)	$(145.2)	$(138.1)
Minimum pension liability	1.1	—	—	—

	$80.1	$75.6	$(145.2)	$(138.1)

Assumptions used to determine benefit obligations at end of year:
Discount rate	5.75%	6.00%	5.75%	6.00%
Compensation increases	3.75	4.00	3.75	4.00

      Projected benefit obligations are based on actuarial assumptions including future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. The accumulated benefit obligations for the defined benefit pension plan with the fair value of plan assets in excess of the accumulated benefit obligation was $593.8 million at December 31, 2004, and $519.0 million at December 31, 2003. The accumulated benefit obligation for the defined benefit plan with an accumulated benefit obligation in excess of the fair value of plan assets was $10.8 million at December 31, 2004, and $6.7 million at December 31, 2003.

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

      USEC expects it will be eligible for federal subsidy payments beginning in 2006 in connection with a change in Medicare law affecting corporations that sponsor prescription drug benefits. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides prescription drug benefits under Medicare (“Medicare Part D”) as well as federal subsidy payments to sponsors of plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. USEC in consultation with its actuaries has determined that the prescription drug provisions of its postretirement health benefit plan are at least actuarially equivalent to Medicare Part D.

      FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued by the FASB in May 2004 and was adopted by USEC in 2004. Pursuant to the FSP, the impact of future subsidies is accounted for as an actuarial gain that reduced the accumulated postretirement health benefit obligation by $28.2 million in 2004. Costs for postretirement health benefits were reduced by $2.6 million representing initial amortization of the actuarial gain and reductions in service and interest costs resulting from the expected subsidies from Medicare.

      The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

					Postretirement Health
	Defined Benefit Pension Plans				and Life Benefit Plans

			Six-Month	Fiscal Year			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,	December 31,		December 31,	June 30,
	2004	2003	2002	2002	2004	2003	2002	2002
Service costs	$14.1	$11.5	$5.6	$10.3	$7.3	$6.3	$3.5	$7.2
Interest costs	37.3	35.3	17.3	34.6	14.0	13.2	6.3	11.9
Expected return on plan assets (gains)	(50.9)	(44.5)	(23.5)	(50.5)	(4.8)	(3.6)	(2.0)	(3.6)
Amortization of prior service costs (credit)	1.3	.2	—	.1	(2.4)	(2.4)	(1.2)	(2.4)
Amortization of actuarial (gains) losses	1.5	4.8	—	—	1.4	—	—	—

Net benefit costs (income)	$3.3	$7.3	$(.6)	$(5.5)	$15.5	$13.5	$6.6	$13.1

Assumptions used to determine net benefit costs:
Discount rate	6.00%	6.75%	7.25%	7.50%	6.00%	6.75%	7.25%	7.50%
Expected return on plan assets	8.50	9.00	9.00	9.00	8.50	9.00	9.00	9.00
Compensation increases	4.00	4.25	4.50	4.50	4.00	4.25	4.50	4.50

      The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns for each asset class are based on historical returns and expectations of future returns. Independent investment advisors manage assets in each category to maximize investment returns within reasonable and prudent levels of risk. Risk is reduced by diversifying plan assets in a broad mix of asset classes and by following a strategic asset allocation approach. Asset classes and target weights are adjusted periodically to optimize the long-term portfolio risk/return tradeoff, to provide liquidity for benefit payments, and to align portfolio risk with the underlying obligations.

      Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	Postretirement Health
	Benefit Plans
	December 31,
	2004	2003
Healthcare cost trend rate for the following year	10%	10%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2010	2009

      A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$36.4	$(29.6)
Net benefit costs	3.6	(2.9)

Benefit Plan Assets

      The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

			Target
	Percentage of Plan Assets		Allocation
	December 31,		Range
	2004	2003	2004
Defined Benefit Pension Plans:
Equity securities	65%	63%	50-70%
Debt securities	35	37	30-50

	100%	100%

Postretirement Health and Life Benefit Plans:
Equity securities	66%	65%	55-75%
Debt securities	34	35	25-45

	100%	100%

Benefit Plan Cash Flows

      USEC expects cash contributions to the plans in 2005 will be as follows: $9.6 million for the defined benefit pension plans and $8.4 million for the postretirement health and life benefit plans.

      Estimated future benefit plan payments and expected subsidies from Medicare follow (in millions):

			Expected
		Postretirement	Subsidies
	Defined Benefit	Health and	From
	Pension Plans	Life Benefit Plans	Medicare
2005	$34.1	$8.8	—
2006	34.2	10.1	$.2
2007	34.7	11.7	.3
2008	35.5	12.9	.4
2009	36.4	14.3	.5
2010 to 2014	213.1	91.4	5.0

Other Plans

      USEC sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in securities, and the funds are administered by an independent trustee. USEC’s matching cash contributions amounted to $5.6 million in 2004, $4.8 million in 2003, $2.6 million in the six-month period ended December 31, 2002, and $5.3 million in the fiscal year ended June 30, 2002.

13. DEFERRED COMPENSATION

      Pursuant to Supplemental Executive Retirement Plans (“SERP”) and pension restoration plans, we provide executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law. Under a 401(k) restoration plan, executive officers contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. Costs for plans providing SERP, pension and 401(k) restoration benefits for executive officers amounted to $4.1 million in 2004, $9.7 million in 2003, $1.3 million in the six-month period ended December 31, 2002, and $2.3 million in the fiscal year ended June 30, 2002.

14. STOCKHOLDERS’ EQUITY

Dividend Payments

      Cash dividend payments of $46.3 million in 2004, $45.2 million in 2003, and $11.2 million in December 2002 (quarterly rate of $.1375 per share) were charged against excess of capital over par value in the stockholders’ equity section. Cash dividends paid at the quarterly rate of $.1375 per share in March, June and September 2002 aggregated $33.5 million and were charged against retained earnings.

Common Stock

      Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding
Balance at June 30, 2001	100,320	(19,754)	80,566
Common stock issued	—	744	744

Balance at June 30, 2002	100,320	(19,010)	81,310
Common stock issued	—	463	463

Balance at December 31, 2002	100,320	(18,547)	81,773
Common stock issued	—	781	781

Balance at December 31, 2003	100,320	(17,766)	82,554
Common stock issued	—	2,595	2,595

Balance at December 31, 2004	100,320	(15,171)	85,149

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

Stock-Based Compensation

      In February 1999 and in April 2004, stockholders approved an aggregate amount of 14.1 million shares of common stock for issuance under the USEC Inc. 1999 Equity Incentive Plan (the “Plan”) over a 10-year period. There were 8,275,000 shares available for future awards under the Plan at December 31, 2004, including: 5,417,000 shares available for grants of stock options and 2,858,000 shares for restricted stock or stock units, performance awards and other stock-based awards. There were 2,227,000 shares available for future awards under the Plan at December 31, 2003.

      Grants of restricted stock, net of forfeitures, resulted in deferred compensation, based on the market value of common stock at the date of grant, amounting to $3.4 million (or 429,000 shares) in 2004, $1.4 million (or 221,000 shares) in 2003, $2.1 million (or 301,000 shares) in the six-month period ended December 31, 2002, and $2.3 million (or 289,000 shares) in the fiscal year ended June 30, 2002. Sale of such shares is restricted prior to the date of vesting. Deferred compensation is amortized to expense on a straight-line basis over the vesting period.

      Compensation expense for restricted stock units is accrued over a three-year performance period.

      Stock-based compensation expense amounted to $5.3 million in 2004, $4.5 million in 2003, $1.6 million in the six-month period ended December 31, 2002, and $4.2 million in the fiscal year ended June 30, 2002.

      Stock options vest or become exercisable in equal annual installments over a one to three year period and expire 5 or 10 years from the date of grant. A summary of shares available for grants of stock options and stock options outstanding follows (shares in thousands):

	Shares	Stock Options Outstanding
	Available for		Weighted-
	Grant of		Average
	Stock Options	Shares	Exercise Price
Balance at June 30, 2001	3,435	3,248	$7.78
Granted	(1,138)	1,138	8.18
Exercised	—	(162)	5.06
Forfeited	1,378	(1,378)	11.36

Balance at June 30, 2002	3,675	2,846	6.40
Granted	(1,575)	1,575	7.02
Exercised	—	(56)	4.69
Forfeited	37	(37)	8.30

Balance at December 31, 2002	2,137	4,328	6.63
Granted	(728)	728	6.97
Exercised	—	(264)	5.19
Forfeited	85	(85)	10.16

Balance at December 31, 2003	1,494	4,707	6.70
Authorized	2,805	—	—
Granted	(688)	688	8.02
Exercised	—	(1,746)	6.70
Forfeited	1,806	(1,806)	6.53

Balance at December 31, 2004	5,417	1,843	7.36

      Stock options outstanding and options exercisable at December 31, 2004, follow (shares in thousands):

Stock			Stock
Exercise	Options	Remaining	Options
Price	Outstanding	Life in Years	Exercisable
$3.63 to 6.97 7.00 7.02 to 7.13 8.05 8.50 10.44 to 14	304 240 544 418 264 73	6.2 8.6 7.4 4.2 6.6 4.6	283 57 351 49 264 73

	1,843	6.4	1,077

      In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over a 10-year period by participating employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. Shares purchased by employees amounted to 404,000 in 2004, 333,000 in 2003, 130,000 in the six month period ended December 31, 2002, and 320,000 in the fiscal year ended June 30, 2002. At December 31, 2004, there were 659,000 shares available for purchase under the plan.

15. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

      Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
		As restated

United States	$918.2	$927.6	$452.2	$1,054.3

Foreign:
Japan	215.2	266.7	180.5	358.2
Other	283.8	251.0	148.1	121.7

	499.0	517.7	328.6	479.9

	$1,417.2	$1,445.3	$780.8	$1,534.2

      Our 10 largest electric utility customers represented 48% of revenue and our three largest electric utility customers represented 21% of revenue in 2004. Revenue from Exelon Corporation, a domestic customer, represented more than 10%, but less than 15%, of revenue in 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002. Revenue from U.S. government contracts represented 12% of revenue in 2004 and 11% in 2003.

      We have two reportable segments: the low enriched uranium (“LEU”) segment with two components, Separative Work Units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is the primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants. Operating income for segment reporting is measured before selling, general and administrative expenses. There were no intersegment sales between the reportable segments.

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(millions)
		As restated

Revenue
LEU segment:
Separative work units	$1,027.3	$1,110.8	$668.0	$1,317.0
Uranium	224.0	168.5	43.2	114.6

	1,251.3	1,279.3	711.2	1,431.6
U.S. government contracts segment	163.0	166.0	69.6	102.6
Other	2.9	—	—	—

	$1,417.2	$1,445.3	$780.8	$1,534.2

Segment Operating Income (Loss):
LEU segment	$125.9	$103.1	$20.0	$97.5
U.S. government contracts segment	13.5	15.8	3.6	1.7
Other	(2.1)	—	—	—

Segment operating income	137.3	118.9	23.6	99.2
Selling, general, and administrative	64.1	69.4	27.6	50.7

Operating income (loss)	73.2	49.5	(4.0)	48.5
Interest expense, net of interest income	36.6	33.0	15.4	27.6

Income (loss) before income taxes	$36.6	$16.5	$(19.4)	$20.9

	December 31,
	2004	2003	2002
	(millions)
		As restated

Assets
LEU segment	$1,948.1	$2,071.7	$2,050.0
U.S. government contracts segment	32.4	58.1	61.9
Other	18.9	—	—

	$1,999.4	$2,129.8	$2,111.9

      USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2004, all of which were located in the United States.

16. QUARTERLY FINANCIAL DATA (Unaudited)

      The following table summarizes quarterly and annual results of operations (in millions, except per share data):

	March 31,	June 30,	Sept. 30,	Dec. 31,		Year
	2004	2004	2004	2004		2004
	As restated

Revenue	$210.3	$302.5	$255.9	$648.5		$1,417.2
Cost of sales	192.5	254.0	218.5	558.1		1,223.1

Gross profit	17.8	48.5	37.4	90.4		194.1
Advanced technology costs	9.4	10.6	16.4	22.1		58.5
Selling, general and administrative	16.0	15.9	15.3	16.9		64.1
Other (income) expense, net	—	—	—	(1.7	)(1)	(1.7	)(1)

Operating income (loss)	(7.6)	22.0	5.7	53.1		73.2
Interest expense	9.4	10.4	10.0	10.7		40.5
Interest (income)	(.7)	(.8)	(1.2)	(1.2)		(3.9)
Provision (credit) for income taxes	(6.5)	5.0	(.8)	15.4		13.1

Net income (loss)	$(9.8)	$7.4	$(2.3)	$28.2		$23.5

Net income (loss) per share – basic and diluted	$(.12)	$.09	$(.03)	$.33		$.28
Average number of shares outstanding – basic	83.0	84.0	84.4	85.0		84.1

	March 31,	June 30,	Sept. 30,	Dec. 31,	Year
	2003	2003	2003	2003	2003
	As restated

Revenue	$338.0	$364.3	$343.6	$399.4	$1,445.3
Cost of sales	302.3	322.9	301.9	354.5	1,281.6

Gross profit	35.7	41.4	41.7	44.9	163.7
Advanced technology costs	9.6	11.0	12.1	12.1	44.8
Selling, general and administrative	14.4	14.8	15.1	25.1	69.4

Operating income	11.7	15.6	14.5	7.7	49.5
Interest expense	9.2	9.7	9.8	9.7	38.4
Interest (income)	(1.7)	(1.4)	(1.5)	(.8)	(5.4)
Provision (credit) for income taxes	1.7	3.1	2.4	(.5)	6.7

Net income (loss)	$2.5	$4.2	$3.8	$(.7)	$9.8

Net income (loss) per share – basic and diluted	$.03	$.05	$.05	$(.01)	$.12
Average number of shares outstanding – basic	82.0	82.2	82.3	82.5	82.2

(1)	Other income in the three months and year ended December 31, 2004, includes income of $4.4 million ($2.7 million or $.03 per share after tax) from customs duties paid to USEC as a result of trade actions, partly offset by expense of $2.7 million (or $.03 per share) for acquired-in-process research and development expense relating to the acquisition of NAC.

GLOSSARY

American Centrifuge – An advanced uranium enrichment technology based on the proven workable U.S. centrifuge technology developed by DOE in the mid-1980s.

American Centrifuge Demonstration Facility – Demonstration facility in Piketon, Ohio where USEC plans to install a lead cascade of centrifuge machines to demonstrate the American Centrifuge technology.

American Centrifuge Plant – GCEP Buildings in Piketon, Ohio where USEC plans to install thousands of centrifuge machines and operate a commercial uranium enrichment facility using centrifuge technology.

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

Centrifuge – A technology for enriching uranium by spinning uranium hexafluoride at high speed and using centrifugal force to separate the heavier U238 from the lighter U235.

CERCLA – The Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. 9601 et seq.), a federal law passed in 1980 by the Superfund Amendments and Reauthorization Act. The act created a government trust fund, commonly known as Superfund, to investigate and clean up abandoned or uncontrolled hazardous waste sites.

Depleted Uranium – Uranium hexafluoride that is depleted in the U235 isotope as a result of the enrichment process.

DOC – The U.S. Department of Commerce.

DOE – The U.S. Department of Energy.

Downblending – The diluting or mixing of highly enriched uranium with depleted or natural uranium to produce low enriched uranium with a concentration of U235 of less than 5% for use in commercial nuclear reactors.

EEI – Electric Energy Inc., an electric power supplier to the Paducah plant.

Enrichment – The step in the nuclear fuel cycle that increases the weight percent of U235 relative to U238 in order to make uranium usable as a fuel for nuclear power reactors.

EPA – The U.S. Environmental Protection Agency.

Executive Agent MOA – The Executive Agent Memorandum of Agreement under which USEC is designated the U.S. Executive Agent to purchase the SWU component of LEU under the Russian Contract.

Gaseous Diffusion – A means of enriching uranium hexafluoride, which is heated to a gas and passed repeatedly through porous barriers to separate the heavier U238 from the lighter U235. The gas that diffuses through the barrier becomes increasingly more concentrated or enriched.

GCEP – Gas Centrifuge Enrichment Plant – Buildings located in Piketon, Ohio owned by DOE where USEC plans to demonstrate the American Centrifuge technology and construct and operate the American Centrifuge Plant.

Highly Enriched Uranium – Uranium enriched in the isotope U235 to an assay in excess of 20%.

Isotope – One or more atoms of an element having the same atomic number but different mass number.

Low Enriched Uranium (“LEU”) – Uranium enriched in the isotope U235 to an assay equal to or less than 20%. Commercial grade LEU typically has an assay of 3 to 5% and is used as fuel in nuclear reactors for the generation of electric power.

Megatons to Megawatts – The Russian Contract.

Megawatt (“MW”) – A megawatt equals 1,000 kilowatts. One megawatt–hour represents one hour of electricity consumption at a constant rate of 1 MW.

Natural Uranium – Uranium that has not been enriched.

NMMSS – The Nuclear Materials Management and Safeguards System of the DOE and NRC.

NRC – The U.S. Nuclear Regulatory Commission.

OVEC – Ohio Valley Electric Corporation, an electric power supplier to the Portsmouth plant.

PACE – Paper, Allied-Industrial, Chemical and Energy Workers International Union.

Russian Contract – Contract, dated January 14, 1994, between USEC and TENEX to implement the Agreement between the United States and the Russian Federation Concerning the Disposition of Highly Enriched Uranium Extracted from Nuclear Weapons. Under the contract, USEC serves as Executive Agent for the United States Government, and TENEX serves as Executive Agent of the Russian Federation.

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

TENEX – OAO Techsnabexport, Executive Agent for Russian Federation under the Russian Contract.

TVA – Tennessee Valley Authority, a federally-chartered corporation that supplies electric power to the Paducah gaseous diffusion plant.

Underfeeding – A mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power.

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

EXHIBIT INDEX

Exhibit
Number	Description

4.6	Form of Employee Restricted Stock Award Agreement (stock in lieu of annual incentive).

4.7	Form of Employee Restricted Stock Award Agreement (three year vesting).

21	Subsidiaries of USEC Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d- 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.5	Annual CEO Certification, dated May 7, 2004, as filed with the New York Stock Exchange.