Form 10-Q
period 2005-03-31
USEC INC
filed 2005-05-02
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Democracy Center
6903 Rockledge Drive
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

     As of March 31, 2005, there were 86,108,000 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

Page
PART I

Financial Information

Item 1. Consolidated Condensed Financial Statements:

Consolidated Condensed Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004	3

Consolidated Condensed Statements of Income (Loss) for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	4

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	5

Notes to Consolidated Condensed Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	23

PART II

Other Information

Item 1. Legal Proceedings	25

Item 5. Other Information	25

Item 6. Exhibits and Reports on Form 8-K	25

Signature	27

Exhibit Index	28

     This Quarterly Report on Form 10-Q contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainties, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for the products and services of USEC and its subsidiaries, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementation of agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of centrifuge technology and facilities, satisfactory performance of the American Centrifuge technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans, the refueling cycles of customers, final determinations of environmental and other costs, the outcome of litigation, arbitration and trade actions, changes to existing restrictions on imports of foreign-produced LEU and uranium, USEC’s ability to renegotiate or replace revolving credit commitments by September 2005 and to refinance senior notes by January 2006, performance under U.S. government contracts and audits of allowable costs billed under U.S. government contracts, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Reference is made to additional information describing risks and uncertainties reported elsewhere in this quarterly report.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	March 31,	December 31,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$242.4	$174.8
Restricted cash	4.7	-
Accounts receivable – trade	132.7	238.5
Inventories	1,059.5	1,009.4
Deferred income taxes	21.5	26.5
Other current assets	27.2	31.8

Total Current Assets	1,488.0	1,481.0
Property, Plant and Equipment, net	175.1	178.0
Other Long-Term Assets
Deferred income taxes	77.7	73.5
Deposit for depleted uranium	24.6	23.5
Prepaid pension benefit costs	84.0	82.9
Inventories	146.7	156.2
Goodwill	4.3	4.3

Total Other Assets	337.3	340.4

Total Assets	$2,000.4	$1,999.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$325.0	-
Accounts payable and accrued liabilities	185.9	$201.0
Payables under Russian Contract	86.5	89.7
Uranium owed to customers and suppliers	54.0	44.5
Deferred revenue and advances from customers	28.3	20.2

Total Current Liabilities	679.7	355.4
Long-Term Debt	150.0	475.0
Other Liabilities
Deferred revenue and advances from customers	4.9	6.9
Depleted uranium disposition	29.4	26.1
Postretirement health and life benefit obligations	148.2	145.2
Other liabilities	66.5	66.2

Total Other Liabilities	249.0	244.4
Stockholders’ Equity	921.7	924.6

Total Liabilities and Stockholders’ Equity	$2,000.4	$1,999.4

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)
(millions, except per share data)

	Three Months Ended
	March 31,
	2005	2004

		As restated
Revenue:
Separative work units	$214.3	$152.3
Uranium	45.8	19.4
U.S. government contracts and other	51.1	38.6

Total revenue	311.2	210.3

Cost of sales:
Separative work units and uranium	218.9	155.4
U.S. government contracts and other	44.6	37.1

Total cost of sales	263.5	192.5

Gross profit	47.7	17.8
American Centrifuge demonstration and other costs	22.7	9.4
Selling, general and administrative	15.2	16.0

Operating income (loss)	9.8	(7.6)
Interest expense	8.7	9.4
Interest (income)	(1.9)	(.7)

Income (loss) before income taxes	3.0	(16.3)
Provision (credit) for income taxes	2.1	(6.5)

Net income (loss)	$.9	$(9.8)

Net income (loss) per share – basic and diluted	$.01	$(.12)
Dividends per share	$.1375	$.1375
Weighted average number of shares outstanding:
Basic	85.5	83.0
Diluted	86.0	83.6

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	March 31,
	2005	2004

		As restated
Cash Flows from Operating Activities
Net income (loss)	$.9	$(9.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.4	7.7
Depleted uranium disposition	2.2	(1.0)
Changes in operating assets and liabilities:
Short-term investments – decrease	-	15.0
Accounts receivable – decrease	105.8	126.4
Inventories – net (increase)	(32.5)	(153.0)
Payables under Russian Contract – (decrease)	(3.2)	(8.9)
Payment of termination settlement obligation under power purchase agreement	-	(33.2)
Deferred revenue, net of deferred costs	2.4	(4.0)
Accounts payable and other liabilities – (decrease)	(9.1)	(12.1)
Other, net	5.6	(3.9)

Net Cash Provided by (Used in) Operating Activities	80.5	(76.8)

Cash Flows Used in Investing Activities
Capital expenditures	(6.1)	(5.6)

Net Cash (Used in) Investing Activities	(6.1)	(5.6)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(11.7)	(11.5)
Common stock issued	4.9	5.9

Net Cash (Used in) Financing Activities	(6.8)	(5.6)

Net Increase (Decrease)	67.6	(88.0)
Cash and Cash Equivalents at Beginning of Period	174.8	214.1

Cash and Cash Equivalents at End of Period	$242.4	$126.1

Supplemental Cash Flow Information:
Interest paid	$16.1	$17.0
Income taxes paid	12.4	7.3

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

     The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.

     Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-K for the year ended December 31, 2004.

     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.

2.  Restatement of Previously Issued Consolidated Financial Statements

     As reported in USEC’s annual report on Form 10-K for the year ended December 31, 2004, USEC restated the consolidated statements of income (loss) and cash flows for the first, second and third quarters of 2004. The restatement corrects an inadvertent error in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to the recognition of revenue.

     The restatement dealing with revenue is the result of a correction in the timing of revenue recognition in connection with sales of uranium or low enriched uranium (“LEU”). In a limited number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment while continuing to maintain possession of the uranium or LEU under the provisions of certain sales contracts. In these sales transactions, USEC holds the uranium or LEU at the Paducah plant for customers prior to delivery to nuclear fuel fabricators for further processing. USEC had evaluated authoritative accounting guidance relating to revenue recognition for these sales but certain technical aspects were applied incorrectly. As a result, in these limited number of sales transactions where USEC continues to maintain possession of the uranium or LEU, USEC now delays the recognition of revenue until the uranium or LEU is physically delivered rather than the time title transfers to customers.

     The effect of the restatement follows (in millions, except per share data):

	Three Months Ended
	March 31, 2004
	As previously
	reported	As restated

Statement of Income (Loss)
Revenue	$180.0	$210.3
Cost of sales	164.4	192.5
Gross profit	15.6	17.8
Operating income (loss)	(9.8)	(7.6)
Income (loss) before income taxes	(18.5)	(16.3)
Provision (credit) for income taxes	(7.3)	(6.5)
Net income (loss)	(11.2)	(9.8)
Net income (loss) per share – basic and diluted	$(.13)	$(.12)

3.  Inventories

	March 31,	December 31,
	2005	2004

	(millions)
Current assets:
Separative work units	$785.5	$740.6
Uranium	213.7	212.2
Out-of-specification uranium held for DOE	43.7	39.4
Materials and supplies	16.6	17.2

	1,059.5	1,009.4

Long-term assets:
Uranium	31.1	28.5
Out-of-specification uranium	50.9	51.7
Highly enriched uranium from DOE	64.7	76.0

	146.7	156.2

	$1,206.2	$1,165.6

     Remediating or Replacing USEC’s Out-of-Specification Uranium Inventory

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

     Under the DOE-USEC Agreement signed in June 2002 (“DOE-USEC Agreement”), DOE is obligated to replace or remediate the out-of-specification uranium inventory, and USEC has been working with DOE to implement this process. USEC operates facilities at the Portsmouth plant under contract with DOE to process and remove contaminants from the out-of-specification uranium. The remediated uranium meets the ASTM specification or is acceptable to USEC for use as feed material at the Paducah plant.

     At March 31, 2005, 7,721 metric tons (or 81%) of USEC’s out-of-specification uranium had been replaced or remediated by DOE. In 2005, the facilities are being used primarily to process and remove contaminants from DOE’s out-of-specification uranium. The remaining portion of USEC’s uranium inventory that may contain elevated levels of technetium and be out of specification is 1,829 metric tons with a cost of $50.9 million reported as part of long-term assets at March 31, 2005. DOE’s obligation to replace or remediate the remaining portion of USEC’s out-of-specification uranium continues until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least 1 million SWU per year at the Paducah plant or at a new enrichment facility.

     Out-of-Specification Uranium Held for DOE

     As part of the remediation or replacement of USEC’s out-of-specification uranium, DOE transferred 2,116 metric tons of uranium that meets the ASTM specification to USEC in November 2004 in exchange for the transfer by USEC to DOE of a like amount of out-of-specification uranium. In 2004, USEC transferred 1,492 metric tons of out-of-specification uranium to DOE and USEC is processing the uranium to remove contaminants for DOE. USEC expects to transfer the remaining 624 metric tons of out-of-specification uranium to DOE as soon as the uranium is ready for processing later in 2005. Inventories of uranium reported in current assets include $43.7 million at March 31, 2005, representing the market value of the 624 metric tons of out-of-specification uranium held for DOE, and current liabilities include a corresponding amount representing the uranium owed to DOE.

4.  Uranium Provided by DOE

     In December 2004, USEC entered into a memorandum of agreement with DOE under which USEC is processing 1,492 metric tons of DOE’s out-of-specification uranium and USEC is preparing an additional 624 metric tons for processing. Under the agreement, USEC will use its best efforts to return a total of 2,116 metric tons of uranium that meets the ASTM specification to DOE by December 31, 2006. DOE provided 905 metric tons of uranium that meets the ASTM specification to USEC in February 2005, and the proceeds from sales of such uranium are to be used to reimburse USEC for costs incurred processing DOE’s out-of-specification uranium. DOE retains certain rights, including security interests in this uranium, in sales contracts for and receivables from sales of this uranium, and any excess proceeds from such sales. Under the agreement, if proceeds exceed the costs of processing DOE’s out-of-specification uranium, USEC is obligated to return any excess proceeds to DOE. This uranium had an estimated sales value of $51.3 million at March 31, 2005, and since DOE retains a security interest in this uranium, it is excluded from USEC’s inventory. Excess proceeds from sales of this uranium are reported as restricted cash and amounted to $4.7 million at March 31, 2005.

5.  Stock-Based Compensation

     Compensation expense for employee stock compensation plans is measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As long as a fixed number of stock options are granted at a fixed exercise price that is at least equal to the market value of common stock at the date of grant, there is no compensation expense for the grant, vesting or exercise of stock options.

     Grants of restricted stock result in deferred compensation based on the market value of common stock at the date of grant. Deferred compensation is amortized to expense on a straight-line basis over the vesting period. Compensation expense for awards of restricted stock units is accrued over a three-year performance period.

     Under the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, pro forma net income (loss) assumes that compensation expense relating to stock options and to shares of common stock purchased by employees at 85% of the market price under the Employee Stock Purchase Plan is recognized based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of stock options is measured at the date of grant based on the Black-Scholes option pricing model and is amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) if the fair value method of accounting had been applied (in millions, except per share data):

	Three Months Ended
	March 31,
	2005	2004
		As restated

Net income (loss), as reported	$.9	$(9.8)
Add – Stock-based compensation expense included in reported results, net of income tax	.9	1.0
Deduct – Stock-based compensation expense determined under the fair value method, net of income tax	(2.4)	(1.7)

Pro forma net income (loss)	$(.6)	$(10.5)

Net income (loss) per share – basic and diluted:
As reported	$.01	$(.12)
Pro forma	(.01)	(.13)

     New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, requiring that compensation costs relating to stock awards, such as stock options issued to employees, be recognized in the financial statements as costs and expenses based on fair value. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 expressing the views of the SEC staff regarding SFAS No. 123(R) and, in April 2005, the SEC issued a new rule that delays the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. USEC expects to adopt SFAS No. 123(R) beginning in 2006 using the modified prospective application transition method under which costs and expenses will include compensation costs for stock awards. Compensation costs and expenses for periods prior to 2006 continue to be based on the intrinsic value method under APB No. 25.

6.  Pension and Postretirement Health and Life Benefit Costs

     The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit		Postretirement Health
	Pension Plans		and Life Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Service costs	$4.0	$3.4	$2.1	$2.1
Interest costs	9.8	9.0	3.7	3.6
Expected returns on plan assets (gains)	(13.7)	(12.7)	(1.4)	(1.2)
Amortization of prior service costs (credit)	.4	.1	(.2)	(.6)
Amortization of actuarial (gains) losses	.6	.1	.5	.5

Net benefit costs (income)	$1.1	$(.1)	$4.7	$4.4

     At December 31, 2004, projected pension benefit obligations were 97% funded and postretirement health and life benefit obligations, typically funded on a pay-as-you-go basis, were 25% funded.

7.  Stockholders’ Equity

     Changes in stockholders’ equity were as follows (in millions, except per share data):

						Accumu-
						lated
	Common					Other
	Stock,	Excess of				Compre-
	Par Value	Capital			Deferred	hensive	Total
	$.10 per	over	Retained	Treasury	Comp-	Income	Stockholders’
	Share	Par Value	Earnings	Stock	ensation	(Loss)	Equity
Balance at December 31, 2004	$10.0	$963.9	$62.2	$(109.2)	$(1.6)	$(.7)	$924.6
Common stock issued	-	4.8	-	6.5	(3.4)	-	7.9
Dividends paid to stockholders	-	-	(11.7)	-	-	-	(11.7)
Net income	-	-	.9	-	-	-	.9

Balance at March 31, 2005	$10.0	$968.7	$51.4	$(102.7)	$(5.0)	$(.7)	$921.7

8.  Legal Matters

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

     In April 2005, USEC and its directors and General Counsel submitted their respective responses to the Demand. The individual directors and the General Counsel are seeking to be dismissed from the arbitration. USEC denied the allegations and filed counterclaims against Mr. Timbers. USEC believes that it will prevail in this arbitration; however, if it is determined that Mr. Timbers’ employment was terminated other than for Cause, USEC estimates that it would have to make cash payments of up to approximately $18 million, plus an amount with respect to vested and unvested stock options which were forfeited and have been cancelled. The value of the vested and unvested stock options on the date of termination was approximately $5.6 million, but if the value of these options were determined as of a later date, such value would fluctuate with changes in the value of USEC common stock.

     Environmental Matter

     In 1998, we contracted with Starmet CMI (“Starmet”) to convert a portion of our depleted uranium into a form that could be used in certain beneficial applications or disposed of at existing commercial disposal facilities. In 2002, Starmet ceased operations at its Barnwell, South Carolina facility. In November 2002, USEC received notice from the U.S. Environmental Protection Agency (“EPA”) that EPA was taking action under the Comprehensive Environmental Response,

Compensation and Liability Act (“CERCLA”), as amended (commonly known as Superfund), to clean up certain areas at Starmet’s Barnwell site. These activities involve the cleanup of two evaporation ponds and removal and disposal of certain drums and other material containing uranium and other byproducts of Starmet’s activities at the site. The notice also stated that EPA believed USEC as well as other parties, including agencies of the U.S. government, are potentially responsible parties (“PRPs”) under CERCLA. In February 2004, USEC and certain federal agencies who have been identified as PRPs under CERCLA entered into an agreement with EPA, under which USEC is responsible for removing certain material from the site that is attributable to quantities of depleted uranium USEC had sent to the site. We have engaged contractors to remove and dispose of such material. At March 31, 2005, we had an accrued current liability of $5.1 million representing our current estimate of our share of costs to comply with the EPA settlement agreement and other costs associated with the Starmet facility.

     Other

     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

9.  Segment Information

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

	Three Months Ended
	March 31,
	2005	2004
		As restated
	(millions)
Revenue
LEU segment:
Separative work units	$214.3	$152.3
Uranium	45.8	19.4

	260.1	171.7
U.S. government contracts segment	44.8	38.6
Other	6.3	-

	$311.2	$210.3

Segment Operating Income
LEU segment	$19.0	$6.9
U.S. government contracts segment	5.3	1.5
Other	.7	-

Segment operating income	25.0	8.4
Selling, general, and administrative	15.2	16.0

Operating income (loss)	9.8	(7.6)
Interest expense, net of interest income	6.8	8.7

Income (loss) before income taxes	$3.0	$(16.3)

10. Net Income per Share

     Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by increasing the weighted average number of shares by the assumed conversion of potentially dilutive stock compensation awards.

	Three Months Ended
	March 31,
	2005	2004
	(in millions)
Weighted average number of shares outstanding:
Basic	85.5	83.0
Dilutive effect of stock compensation awards	.5	.6

Diluted	86.0	83.6

11. New Accounting Standards

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, clarifying that conditional asset retirement obligations are legal obligations and fall within the scope of SFAS 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is one in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation is effective for calendar 2005 year-end financial statements. We are evaluating the interpretation and have not determined whether or not it will have a material effect on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, including risks and uncertainties, included in the annual report on Form 10-K for the year ended December 31, 2004.

     As reported in USEC’s annual report on Form 10-K for the year ended December 31, 2004, USEC restated the consolidated statements of income (loss) and cash flows for the first, second and third quarters of 2004. The restatement corrects an inadvertent error in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to the recognition of revenue.

Overview

     USEC, a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. USEC, either directly or through its subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):

•	supplies LEU to both domestic and international utilities for use in over 150 nuclear reactors worldwide,
•	is the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,
•	is demonstrating and plans to deploy what is expected to be the world’s most efficient uranium enrichment technology, known as the American Centrifuge,
•	performs contract work for the U.S. Department of Energy (“DOE”) and DOE contractors at the Paducah and Portsmouth plants, and
•	provides transportation and storage systems for spent nuclear fuel and nuclear and energy consulting services, including nuclear materials tracking.

     Low Enriched Uranium

     LEU is sold and measured by two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as the SWU component.

     Supplier of LEU

     USEC produces or acquires LEU from two principal sources. LEU is produced at the gaseous diffusion plant in Paducah, Kentucky, and LEU is acquired by purchasing the SWU component of LEU from Russia under the Megatons to Megawatts program. The gaseous diffusion process uses significant amounts of electric power to enrich uranium, and costs for electric power typically represent approximately 60% of production costs at the Paducah plant. We purchase about 80% of the electric power for the Paducah plant from the Tennessee Valley Authority (“TVA”), and capacity and prices for electric power under the contract with TVA are fixed through May 2006.

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

     Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average $12.0 million per order. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle.

     Revenue could be adversely affected by actions of the U.S. Nuclear Regulatory Commission (“NRC”) or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. In late 2002, regulators in Japan ordered the temporary shutdown of 17 reactors operated by The Tokyo Electric Power Company. USEC supplies LEU for nine of the 16 reactors that have returned to service and for the one reactor that remains shutdown. The shutdowns have postponed the utility’s requirements for reloading fuel. Revenue in 2004 was reduced as a result of the shutdowns, and USEC expects revenue in 2005 will continue to be affected, but to a lesser extent.

     USEC’s financial performance over time can be significantly affected by changes in prices for SWU. The base-year price for SWU under new long-term contracts, as published by TradeTech in Nuclear Market Review, was $108 per SWU on March 31, 2005, compared with $107 per SWU on December 31, 2004. However, our backlog includes contracts awarded to USEC when prices were lower. As a result, the average SWU price billed to customers has declined in recent years, but began to level off in 2004. USEC expects that sales under new contracts will increase the average SWU price billed to customers.

     The spot price indicator for uranium hexafluoride, published by Nuclear Market Review, was $70.00 per kilogram of uranium on March 31, 2005, an increase of $7.00 (or 11%) from $63.00 on December 31, 2004. The spot price had increased 42% in 2004 from $44.25 on December 31, 2003. The long-term price for uranium hexafluoride, as calculated using indicators published by Nuclear Market Review, was $83.85 per kilogram of uranium on March 31, 2005, an increase of $8.53 (or 11%) from $75.32 on December 31, 2004. The long-term price had increased 62% in 2004 from $46.50 on December 31, 2003. However, most of USEC’s uranium inventory has been committed under sales contracts with utility customers, and the positive impact of higher prices is limited to sales under new contracts and to sales under contracts with prices determined at the time of delivery.

     USEC expects that its inventory of uranium is sufficient to continue sales through 2007. We will continue to supplement our supply of uranium by underfeeding the production process at the Paducah plant and by purchasing uranium from suppliers. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Underfeeding increases the inventory of uranium that can be sold.

     Revenue from U.S. Government Contracts

     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby and processing out-of-specification uranium at the Portsmouth plant, both of which continue through September 2005. Continuation of the contracts is subject to DOE funding and Congressional appropriations. Revenue from U.S. government contracts is based on allowable costs and any fees earned under the contracts. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are determined under government cost accounting standards that are subject to audit by the Defense Contract Audit Agency.

     Cost of Sales

     Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold during the period and is determined by a combination of inventory levels and costs, production costs, and SWU purchase costs. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition costs, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method coupled with USEC’s inventories of SWU and uranium, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over future periods.

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

     (b) Production Costs

     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2004, the power load at the Paducah plant averaged 1,330 megawatts. Electric power represents about 60% of our production costs, and USEC purchases about 80% of the electric power for the Paducah plant at fixed prices from TVA. Capacity and prices for electric power under the TVA contract are fixed through May 2006. Current market prices for electric power are above USEC’s contracted power cost levels. We expect to contract for electric power for the period subsequent to May 2006, but there can be no assurance that electric power will be available at favorable capacity and price levels. An increase in electric power costs would make it more costly for us to produce LEU.

     We store depleted uranium at the plants and accrue estimated costs for the future disposition of depleted uranium. The long-term liability is dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. Under the DOE-USEC Agreement, DOE is taking title to depleted uranium generated by USEC at the Paducah plant up to a maximum of 23.3 million kilograms of uranium. The transfer of depleted uranium to DOE reduces our costs for the disposition of depleted uranium. Transfers of the remaining amount to DOE are expected to be completed by mid 2005, and USEC expects costs for the disposition of depleted uranium generated subsequent to mid 2005 will increase.

     (c) Remediating or Replacing USEC’s Out-of-Specification Uranium Inventory

     Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization in 1998 and in the process of being remediated or replaced, reported in note 3 to the consolidated condensed financial statements.

     (d) Environmental Matter

     Reference is made to information regarding an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in note 8 to the consolidated condensed financial statements.

     American Centrifuge Technology

     We are in the process of demonstrating our next-generation American Centrifuge uranium enrichment technology. Demonstration activities are underway at centrifuge test facilities located in Oak Ridge, Tennessee, and refurbishment work has begun at the American Centrifuge Demonstration Facility in Piketon, Ohio. In total, USEC expects to spend approximately $170 million for centrifuge demonstration costs through 2006. USEC expects to begin operation of the American Centrifuge Demonstration Facility in late 2005 and to begin construction of the American Centrifuge Plant in 2007, reaching an annual production capacity of 3.5 million SWU by 2010. The American Centrifuge Plant is expected to cost up to $1.5 billion, excluding capitalized interest.

     In January 2005, USEC met a program milestone under the DOE-USEC Agreement and began testing a full-size centrifuge machine at facilities in Oak Ridge, Tennessee, and, in April 2005, USEC met the ninth program milestone and began manufacturing centrifuge machine components for use in the American Centrifuge Demonstration Facility in Piketon, Ohio. The next milestone under the DOE-USEC Agreement, scheduled for October 2006, is satisfactory reliability and performance data from the lead cascade at the American Centrifuge Demonstration Facility.

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

Results of Operations – Three Months Ended March 31, 2005 and 2004

     The following table sets forth certain items as a percentage of revenue:

	Three Months Ended
	March 31,
	2005	2004

		As restated
Revenue:
SWU	69%	73%
Uranium	15	9
U.S. government contracts and other	16	18

Total revenue	100%	100%
Cost of sales	85	92

Gross profit margin	15	8
American Centrifuge demonstration and other costs	7	4
Selling, general and administrative	5	8

Operating income (loss)	3%	(4)%

     Revenue

     Revenue from sales of SWU increased $62.0 million (or 41%) in the three months ended March 31, 2005, compared with the corresponding period in 2004 when the level of sales was low. The volume of SWU sold increased 33% and the average price billed to customers increased 6%. The increases in volume and price reflect the timing and mix of customer orders. USEC expects revenue from sales of SWU in 2005 will be approximately $1.1 billion, about the same as in 2004, and revenue will again be weighted to the fourth quarter reflecting the timing of customer orders. The average SWU price billed to customers is expected to improve modestly in 2005.

     Revenue from sales of uranium increased $26.4 million (or 136%) in the three months ended March 31, 2005, compared with the corresponding period in 2004 when the level of sales was low. The volume of uranium sold increased 91% reflecting higher contractual commitments from customers and the timing of customer orders. A large customer order expected in the second quarter of 2005 was delivered in the first quarter of 2005. As a result, revenue was better than expected in the first quarter and will be lower than expected in the second quarter. The average uranium price billed to customers increased 23%.

     Revenue from U.S. government contracts and other increased $12.5 million (or 32%) in the three months ended March 31, 2005, compared with the corresponding period of 2004. The increase primarily reflects revenue of $5.1 million from NAC, which was acquired by USEC in November 2004, revenue from contract work that began in April 2004 to refurbish a portion of the centrifuge process buildings in Piketon, Ohio under a contract with DOE, and additional revenue from the resolution of outstanding issues relating to amounts owed to USEC for contract work for a DOE contractor.

     Cost of Sales

     Cost of sales for SWU and uranium increased $63.5 million (or 41%) in the three months ended March 31, 2005, compared with the corresponding period in 2004 when the level of sales was low. The increase resulted primarily from increases in the volume of SWU and uranium sold. Cost of sales per SWU was 1% higher. Under the monthly moving average inventory cost method coupled with USEC’s inventories of SWU and uranium, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over future periods.

     Cost of sales for U.S. government contracts and other increased $7.5 million (or 20%) in the three months ended March 31, 2005, compared with the corresponding period in 2004. Costs in the 2005 period include $4.1 million from NAC, which was acquired by USEC in November 2004.

     (a) Purchase Costs under Russian Contract

     USEC purchases 5.5 million SWU per year under the Russian Contract. Purchases of the SWU component of LEU under the Russian Contract declined $23.8 million in the three months ended March 31, 2005, compared with the corresponding period in 2004 due to the timing of deliveries. Under the market-based formula, the purchase cost per SWU is higher in 2005 compared with 2004. Purchases of SWU under the Russian Contract represented 37% of the supply mix in the three months ended March 31, 2005, compared with 46% in the corresponding period in 2004.

     (b) Production Costs

     Production costs increased $6.6 million (or 5%) in the three months ended March 31, 2005, compared with the corresponding period in 2004. The production level increased 9% and unit production costs declined 3%. Cost for electric power increased $5.9 million (or 8%) reflecting the higher production level and a 2% increase in cost per megawatt hour. The utilization of electric power, a measure of production efficiency, improved compared with the corresponding period in 2004.

     Gross Profit

     The gross profit margin increased to 15.3% in the three months ended March 31, 2005, compared with 8.5% in the corresponding period in 2004. USEC expects the gross profit margin will be 12% to 14% in 2005 compared with 14% in 2004. As a result of increases in prices of uranium over the last few years, sales of uranium are generating a high gross profit margin.

     Gross profit for SWU and uranium increased $24.9 million (or 153%) in the three months ended March 31, 2005, compared with the corresponding period in 2004 when the level of sales was low. The increase reflects the higher average SWU and uranium prices billed to customers and increases in the volume of SWU and uranium sold.

     Gross profit for U.S. government contracts and other increased $5.0 million (or 333%) in the three months ended March 31, 2005, compared with the corresponding period in 2004. USEC resolved a number of outstanding issues and recovered past due billings to a DOE contractor, for which an allowance had previously been accrued, resulting in nonrecurring income of $2.5 million in the three months ended March 31, 2005. Gross profit in the 2005 period includes $1.0 million from NAC, which was acquired by USEC in November 2004.

     American Centrifuge Demonstration Costs

     Demonstration costs for the American Centrifuge technology increased $12.8 million (or 136%) in the three months ended March 31, 2005, compared with the corresponding period in 2004. The increase primarily reflects an increase in the number of employees and contractors working on demonstration activities, increased spending to manufacture centrifuge components for the lead cascade, and costs to upgrade equipment at the American Centrifuge Demonstration Facility in Piketon, Ohio in preparation for the anticipated startup of the lead cascade of centrifuge machines in late 2005.

     Selling, General and Administrative

     Selling, general, and administrative expenses declined $.8 million (or 5%) in the three months ended March 31, 2005, compared with the corresponding period in 2004. Consulting expenses declined $2.0 million. This decline was partly offset by expenses of $1.3 million from NAC, which was acquired by USEC in November 2004.

     Operating Income (Loss)

     Operating income amounted to $9.8 million in the three months ended March 31, 2005, compared with an operating loss of $7.6 million in the corresponding period in 2004. The improvement of $17.4 million reflects the increase in gross profit, partly offset by higher centrifuge demonstration costs.

     Interest Expense and Interest Income

     Interest expense declined $.7 million (or 7%) in the three months ended March 31, 2005, compared with the corresponding period in 2004. The decline resulted primarily from the repurchase in December 2004 of $25.0 million of the 6.625% senior notes due January 20, 2006.

     Interest income increased $1.2 million (or 171%) in the three months ended March 31, 2005, compared with the corresponding period in 2004. The average balance of invested cash and cash equivalents was higher.

     Provision (Credit) for Income Taxes

     The provision for income taxes of $2.1 million reflects an effective income tax rate of 70% in the three months ended March 31, 2005, compared with a credit for income taxes of $6.5 million based on an effective income tax rate of 40% in the corresponding period in 2004. The difference between the effective tax rate of 70% and the statutory federal income tax rate of 35% in the 2005 period resulted primarily from the negative effect on deferred tax assets of a reduction in the Kentucky income tax rate. USEC expects the effective tax rate in 2005 will range from 36% to 40%.

     Net Income (Loss)

     Net income amounted to $.9 million (or $.01 per share) in the three months ended March 31, 2005, compared with a net loss of $9.8 million (or $.12 per share) in the corresponding period in 2004. The improvement of $10.7 million reflects the increase in gross profit, partly offset by higher centrifuge demonstration costs and the higher effective tax rate. Centrifuge demonstration costs reduced net income by $13.8 million (or $.16 per share) after tax in the three months ended March 31, 2005, compared with $5.8 million (or $.07 per share) after tax in the corresponding period in 2004.

2005 Outlook

     USEC reiterates its previous guidance for 2005, as stated in the outlook section of the annual report on Form 10-K for the year ended December 31, 2004. Specifically, USEC expects revenue to total approximately $1.5 billion in 2005 and that the average gross margin for all business segments will be in a range of 12% to 14%. USEC expects net income for 2005 in a range of $25 to $30 million (or $.29 to $.35 per share).

     USEC expects to spend approximately $110 million on the American Centrifuge technology in 2005, with the spending roughly split evenly between expense and capital. USEC will regularly reassess the allocation between expense and capital during the year and a higher allocation of the costs to expense would reduce net income.

     USEC expects cash flow from operating activities in a range of $150 to $170 million, and capital expenditures should total approximately $70 million. USEC anticipates ending the year with a cash balance in a range of $200 to $220 million.

Liquidity and Capital Resources

     Positive net cash flow from operating activities was $80.5 million in the three months ended March 31, 2005, compared with negative net cash flow of $76.8 million in the corresponding period in 2004. Cash flow in the 2005 period benefited from a reduction of $105.8 million in accounts receivable from customer collections following the high level of sales in the fourth quarter of 2004, partly offset by a net inventory increase of $32.5 million.

     The negative net cash flow of $76.8 million in the three months ended March 31, 2004, reflects a payment of $33.2 million resulting from the settlement of termination obligations under a power purchase agreement and the net loss of $9.8 million. In addition, there was a net inventory increase or temporary build up of $153.0 million and a decline of $126.4 million in accounts receivable. The increase in inventory and the decline in accounts receivable resulted from the low level of sales in the three months ended March 31, 2004.

     Capital expenditures amounted to $6.1 million in the three months ended March 31, 2005, compared with $5.6 million in the corresponding period in 2004. Capital expenditures include capitalized costs associated with the American Centrifuge Plant.

     The issuance of common stock, primarily from the exercise of stock options, provided cash flow from financing activities of $4.9 million in the three months ended March 31, 2005, compared with $5.9 million in the corresponding period in 2004. There were 86.1 million shares of common stock outstanding at March 31, 2005, compared with 85.1 million at December 31, 2004, an increase of 1.0 million shares (or 1%).

     Dividends paid to stockholders amounted to $11.7 million (or a quarterly rate of $.1375 per share) in the three months ended March 31, 2005, compared with $11.5 million in the corresponding period in 2004. The increase reflects the increase in the number of shares outstanding.

     Working Capital

	March 31,	December 31,
	2005	2004

	(millions)
Cash and cash equivalents	$242.4	$174.8
Accounts receivable - trade	132.7	238.5
Inventories	1,059.5	1,009.4
Current portion of long-term debt	(325.0)	-
Other current assets and liabilities, net	(301.3)	(297.1)

Working capital	$808.3	$1,125.6

     Current liabilities at March 31, 2005, includes the reclassification of long-term debt of $325.0 million for the senior notes scheduled to mature January 20, 2006.

     Capital Structure and Financial Resources

     At March 31, 2005, debt consisted of $325.0 million of 6.625% senior notes due January 20, 2006, representing the current portion of long-term debt included in current liabilities, and $150.0 million of 6.750% senior notes due January 20, 2009 and reported as long-term debt. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     In September 2002, United States Enrichment Corporation, a wholly owned subsidiary of USEC, entered into a three-year syndicated revolving credit facility. The facility provides up to $150.0 million in revolving credit commitments (including up to $50.0 million in letters of credit) until September 27, 2005, and is secured by certain assets of USEC’s subsidiaries and, subject to certain conditions, certain assets of USEC. Borrowings under the facility are subject to limitations based on percentages of our eligible accounts receivable and inventory. Obligations under the facility are fully and unconditionally guaranteed by USEC.

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

     The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. As of the date of this report, USEC was in compliance with covenants under the revolving credit facility. There were no short-term borrowings under the revolving credit facility at March 31, 2005 or December 31, 2004.

     The total debt-to-capitalization ratio was 34% at March 31, 2005, and 34% at December 31, 2004. In October 2004, Standard & Poor’s lowered its ratings on USEC as follows: corporate credit rating to BB- with negative outlook from BB with stable outlook, senior notes to B from BB-, and revolving credit facility to BB+ from BBB-. In July 2004, Moody’s affirmed its negative outlook on USEC, lowered the rating on USEC’s senior notes to Ba3 from Ba2, lowered the senior implied rating to Ba2 from Ba1, and placed the ratings under review for possible further downgrade.

     We expect that our cash, internally generated funds from operations, and available financing under the revolving credit facility or the expected replacement revolving credit facility will be sufficient over the next 12 months to meet obligations as they become due and to fund operating requirements and capital expenditures, purchases of SWU under the Russian Contract, interest expense, centrifuge demonstration costs, and quarterly dividends.

     USEC’s three-year revolving credit facility of $150.0 million is scheduled to expire September 27, 2005, and $325.0 million of 6.625% senior notes mature January 20, 2006. USEC is actively engaged in discussions with financial institutions to renegotiate or replace the revolving credit facility prior to the September 2005 expiration date and to refinance the senior notes prior to the January 20, 2006 maturity date. We may also repurchase some or all of the senior notes prior to the scheduled maturity. The terms of a new revolving credit facility or issuance of senior notes would be based on market conditions and other factors prevailing at the time such agreements are negotiated. Downgrades in our credit rating, should they occur, may adversely affect our ability to secure adequate financing, including our ability to renegotiate or replace the credit facility or refinance or repurchase the senior notes. There can be no assurance that a credit facility or debt refinancing will be available on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to maintain current operations, make deliveries to customers, purchase SWU under the Russian Contract, demonstrate and deploy American Centrifuge technology or pay quarterly dividends could be affected.

     USEC expects to begin construction of the American Centrifuge Plant in 2007. The plant is expected to cost up to $1.5 billion, excluding capitalized interest. Under the DOE-USEC Agreement, the milestone date for securing a financing commitment for a 1 million SWU centrifuge plant is January 2007. USEC expects to fund American Centrifuge costs with internally generated cash through 2006. Thereafter, USEC expects it will fund capital costs using a number of sources, including cash flow from operations and proceeds from debt or equity offerings the terms of which will depend on conditions at the time funds are needed for construction.

New Accounting Standards

     Reference is made to notes 5 and 11 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 2005, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

     USEC has not entered into financial instruments for trading purposes. The fair value of debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of debt, the balance sheet carrying amounts and related fair values at March 31, 2005, are as follows (in millions):

	Maturity Dates		March 31, 2005
	January 20,	January 20,	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value

Debt:
6.625% senior notes	$325.0		$325.0	$326.2
6.750% senior notes		$150.0	150.0	150.2

			$475.0	$476.4

     Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:

•	commodity price risk subsequent to May 2006 for electric power requirements for the Paducah plant, for which approximately 80% of the electric power is purchased from TVA at fixed prices through May 2006,

•	interest rate risk on $325.0 million of senior notes that bear interest at the fixed rate of 6.625% and are scheduled to mature January 20, 2006, and in the process of being refinanced, and

•	interest rate risk relating to any outstanding borrowings at variable interest rates under the $150.0 million revolving credit agreement scheduled to expire September 27, 2005, and in the process of being renegotiated or replaced.

Item 4.	Controls and Procedures

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

     As of the end of each quarterly and annual period, USEC carries out an evaluation, under the supervision and with the participation of USEC’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.

     Based upon its review as of December 31, 2004, management concluded that disclosure controls and procedures were not effective because of material weaknesses in USEC’s internal control over financial reporting relating to the timing of the recognition of revenue and the valuation of deferred tax assets, including the associated tax valuation allowance. For additional information on these material weaknesses, refer to Item 9A of our annual report on Form 10-K for the year ended December 31, 2004.

     Further, based upon management’s review for the quarter ending March 31, 2005, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2005, disclosure controls and procedures were still not effective.

     Since December 31, 2004, management has been reviewing and evaluating the disclosure controls and procedures related to “bill and hold” and tax valuation allowance transactions with the intent of strengthening such controls and procedures. These efforts are discussed in more detail below in the section on Internal Control over Financial Reporting. Management believes it must further evaluate and test the operational effectiveness of its disclosure controls and procedures and further evaluate whether additional enhancements to disclosure controls and procedures may be required prior to reaching further conclusions regarding the effectiveness of our disclosure controls and procedures.

     While management’s efforts to evaluate, test and enhance disclosure controls and procedures are ongoing, management believes that the consolidated condensed financial statements included in this report present fairly in all material respects the financial condition and results of operations of USEC for the periods presented.

     Internal Control over Financial Reporting

     As USEC reported in its annual report on Form 10-K for the year ended December 31, 2004, in connection with management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, USEC identified two material weaknesses in internal control relating to the recognition of revenue and the determination of the recovery or realizability of deferred tax assets. Also as reported in the annual report on Form 10-K for the year ended December 31, 2004, USEC took actions during the three months ended March 31, 2005, to strengthen internal control over financial reporting with respect to these two areas. Such actions have included (a) enhancing processes to identify “bill and hold” and tax valuation transactions, (b) the gathering and thorough evaluation of relevant facts, (c) ensuring appropriate technical resources are involved in the evaluation of possible accounting treatment, and (d) the formal documentation of the facts and the related review and approval of our conclusions as to the appropriate accounting. We are also adding financial staff. USEC has committed to review and increase these efforts in order to improve internal control over financial reporting and meet standards established by the Sarbanes-Oxley Act. Except as indicated above, there have not been any changes in internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     Reference is made to information regarding the termination of the employment of William H. Timbers and the Demand for Arbitration, dated March 1, 2005, filed against USEC by Mr. Timbers, reported in note 8 to the consolidated condensed financial statements.

     Reference is made to information regarding an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in note 8 to the consolidated condensed financial statements.

Item 5.	Other Information

     (a) USEC Inc. and United States Enrichment Corporation, a direct subsidiary of USEC Inc., entered into an amendment, dated April 26, 2005 (the “Amendment”) to the revolving credit agreement, dated as of September 27, 2002, by and among United States Enrichment Corporation (the “Borrower”), the lender parties thereto, JPMorgan Chase Bank, N.A., Merrill Lynch Capital, GMAC Commercial Finance LLC, and Wachovia Bank, N.A, as amended, and the guarantee, dated September 27, 2002, executed by USEC Inc. in favor of the agent for the lenders, and certain other parties. The Amendment eliminates the $25 million per fiscal year cap on the amount of dividends or funds that the Borrower can pay or transfer to USEC for purposes of permitting USEC to redeem indebtedness, although the Amendment does not eliminate the $75 million aggregate limit on such dividends. As of March 31, 2005, the Borrower had transferred $25 million of the $75 million limit to USEC for this purpose, which was used in December 2004 when USEC repurchased $25 million of the 6.625% senior notes, due January 20, 2006. In addition, the Amendment makes other changes to permit the Borrower to transfer funds to USEC to allow USEC to make investments defined as “permitted investments” under the revolving credit agreement and expands the definition of permitted investments. A copy of this Amendment is included as Exhibit 10.80 to this quarterly report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

10.78	Amendment Agreement, dated December 17, 2004, to Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JP Morgan Chase Bank, (as administrative and collateral agent), Merrill Lynch Capital (as syndication agent) GMAC Commercial Finance LLC (as documentation agent), and Congress Financial Corporation (as managing agent).

10.79	Amendment Agreement No. 2, dated February 1, 2005, to Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JP Morgan Chase Bank, N.A. (as administrative and collateral agent), Merrill Lynch Capital (as syndication agent), GMAC Commercial Finance LLC (as documentation agent), and Congress Financial Corporation (as managing agent).

10.80	Amendment Agreement No. 3, dated April 26, 2005, to (a) Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JP Morgan Chase Bank, N.A. (as administrative and collateral agent), Merrill Lynch Capital (as syndication agent), GMAC Commercial Finance LLC (as documentation agent), and Wachovia Bank, N.A. (as managing agent), and (b) the Guarantee, dated September 27, 2002, executed by USEC Inc. in favor of the agent for the lenders, the agent as issuers of Letter of Credit and other certain parties.

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

USEC Inc.

May 2, 2005	By	/s/ Ellen C. Wolf

Ellen C. Wolf
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.78	Amendment Agreement, dated December 17, 2004, to Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JP Morgan Chase Bank, (as administrative and collateral agent), Merrill Lynch Capital (as syndication agent) GMAC Commercial Finance LLC (as documentation agent), and Congress Financial Corporation (as managing agent).

10.79	Amendment Agreement No. 2, dated February 1, 2005, to Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JP Morgan Chase Bank, N.A. (as administrative and collateral agent), Merrill Lynch Capital (as syndication agent), GMAC Commercial Finance LLC (as documentation agent), and Congress Financial Corporation (as managing agent).

10.80	Amendment Agreement No. 3, dated April 26, 2005, to (a) Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JP Morgan Chase Bank, N.A. (as administrative and collateral agent), Merrill Lynch Capital (as syndication agent), GMAC Commercial Finance LLC (as documentation agent), and Wachovia Bank, N.A. (as managing agent), and (b) the Guarantee, dated September 27, 2002, executed by USEC Inc. in favor of the agent for the lenders, the agent as issuers of Letter of Credit and other certain parties.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.