Form 10-K/A
period 2004-12-31
USEC INC
filed 2005-08-03
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14287
USEC Inc.

Delaware (State of incorporation)	52-2107911 (I.R.S. Identification No.)
2 Democracy Center
6903 Rockledge Drive, Bethesda, Maryland 20817
(301) 564-3200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.10 per share Preferred Stock Purchase Rights	Name of Exchange on Which Registered New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934.)Yes ☑ No ☐
     As of December 31, 2004, there were 85,149,000 shares of Common Stock issued and outstanding. The market value of Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange as of June 30, 2004, was $739 million.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders held on April 21, 2005, are incorporated by reference into Part III.5

     This Amendment No. 1 on Form 10-K/A to the annual report on Form 10-K of USEC Inc. for the year ended December 31, 2004 contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainties, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for the products and services of USEC and its subsidiaries, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementation of agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of centrifuge technology and facilities, satisfactory performance of the American Centrifuge technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans, the refueling cycles of customers, final determinations of environmental and other costs, the outcome of litigation and trade actions and the impact of litigation upon existing restrictions on imports of foreign-produced LEU and uranium, USEC’s ability to renegotiate or replace revolving credit commitments by September 2005 and to refinance senior notes by January 2006, performance under U.S. government contracts and audits of allowable costs billed under U.S. government contracts, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Reference is made to additional information describing risks and uncertainties reported elsewhere in this annual report.

EXPLANATORY NOTE
     The purpose of this amendment on Form 10-K/A to the annual report on Form 10-K of USEC Inc. for the year ended December 31, 2004 is to restate the consolidated financial statements as described in Note 2 to the consolidated financial statements.
     On March 11, 2005, USEC announced restatements of its historical financial statements (the “Original Restatement”) to correct inadvertent errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to (a) “bill and hold” revenue recognition and (b) valuation of deferred tax assets, including the associated tax valuation allowance. These restatements were reflected in USEC’s annual report on Form 10-K for the year ended December 31, 2004.
     USEC has identified additional adjustments relating to the timing of revenue recognition and the valuation of deferred tax assets (the “Second Restatement”). Revenue of $27.7 million for sales to one foreign customer was originally recognized based on physical delivery in the fiscal year ended June 30, 2002. In connection with the Original Restatement, revenue of $27.7 million was incorrectly deducted from the fiscal year ended June 30, 2001 and added to the fiscal year ended June 30, 2002. Accordingly, revenue in the fiscal year ended June 30, 2002 was overstated and revenue was understated in the fiscal year ended June 30, 2001. The Second Restatement corrects the error in the Original Restatement. In addition, two sales transactions were incorrectly omitted from the Original Restatement. Accordingly, the Second Restatement corrects the consolidated financial statements to recognize a $2.3 million sale in the fiscal year ended June 30, 2002 rather than in the fiscal year ended June 30, 2001, and to defer revenue recognition of an $8.6 million sale previously recognized in the year ended December 31, 2003 to some time in the future.
     As a result of a review performed in 2005 of deferred tax assets on USEC’s balance sheet initially recorded at privatization in fiscal 1999, USEC has determined that a deferred tax asset was overstated by $5.1 million. Accordingly, the Second Restatement restates the consolidated financial statements to correct the amount of deferred tax assets, accrued income taxes payable and retained earnings.
     As a result of the additional adjustments above related to the timing of revenue recognition, net income in the year ended December 31, 2003 was reduced by $0.8 million (or $.01 per share), net income in the fiscal year ended June 30, 2002 was reduced by $1.7 million (or $.02 per share), and net income in the fiscal year ended June 30, 2001 was increased by $1.7 million (or $.02 per share). Related balance sheet adjustments were made to other current assets, deferred income taxes, accrued income taxes payable, deferred revenue and retained earnings.
     As a result of the additional adjustments above related to the accounting for deferred tax assets, retained earnings at the earliest date presented in the consolidated financial statements (June 30, 2001) are reduced by $5.1 million with a corresponding decrease in deferred tax assets of $4.5 million and increase in accrued income taxes payable of $.6 million. As of December 31, 2004, these adjustments are reflected as a decrease in retained earnings of $5.1 million with a corresponding decrease in deferred tax assets of $3.8 million and increase in accrued income taxes payable of $1.3 million. There was no impact as a result of the tax adjustment on the income statement in any periods presented.

     For the convenience of the reader, this amendment on Form 10-K/A includes all of the information contained in the annual report on Form 10-K for the year ended December 31, 2004, and no attempt has been made to modify or update the disclosures except to reflect the effects of the Second Restatement. This amendment on Form 10-K/A, including all certifications attached hereto, does not reflect events occurring subsequent to the filing of the annual report on Form 10-K and does not modify or update the disclosures. With the exception of Item 5 of Part II, which was amended to report common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan, and Item 9B, which was amended solely to add the omitted item number, information not affected by the Second Restatement is unchanged and reflects the disclosures made at the time the annual report on Form 10-K was filed on March 16, 2005.
     The following items have been amended as a result of the Second Restatement:
•	Part I — Items 1 and 2 — Business and Properties — Revenue by Geographic Area, Major Customers and Segment Information

•	Part II — Item 6 — Selected Financial Data

•	Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8 — Consolidated Financial Statements

•	Part II — Item 9A — Controls and Procedures
     In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the annual report on Form 10-K has been amended to contain the consent of the Company’s independent registered public accounting firm and currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this amendment on Form 10-K/A as exhibits 23.1, 31.1, 31.2, and 32, respectively.
      Concurrently with the filing of this amendment on Form 10-K/A, we are filing an amendment on Form 10-Q/A to the quarterly report on Form 10-Q of USEC for the three months ended March 31, 2005 to reflect the Second Restatement. We have not amended and do not intend to amend any other previously-filed annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by the restatements. For this reason, the consolidated financial statements, auditors’ reports, and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

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
     The following outlines the steps for converting natural uranium into LEU fuel, commonly known as the nuclear fuel cycle:
•	Mining and Milling — Uranium is removed from the earth in the form of ore and then crushed and concentrated.

•	Conversion — Uranium is combined with fluorine gas to produce uranium hexafluoride, a powder at room temperature and a gas when heated. Uranium hexafluoride is shipped to an enrichment plant.

•	Enrichment — Uranium hexafluoride is enriched in a process that increases the concentration of U235 isotopes in the uranium hexafluoride from its natural state of 0.711% up to 5%, which is usable as a fuel for commercial nuclear power reactors. Depleted uranium is a by-product of the uranium enrichment process. USEC has the only commercial uranium enrichment plant operating in the United States.

•	Fuel Fabrication — Enriched uranium is converted to uranium oxide and formed into small ceramic pellets. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.

•	Nuclear Power Plant — The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate about 16% of the world’s electricity.

•	Consumers — Businesses and homeowners rely on the steady, baseload electricity supplied by nuclear power and value its clean air qualities.

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

				Six-Month	Fiscal Year
				Period Ended	Ended
	Years Ended December 31,			December 31,	June 30,
	2004	2003	2002	2002	2002
	(Unaudited)
		As restated
United States	$918.2	$919.0	$857.7	$452.2	$1,056.6

Foreign:
Japan	215.2	266.7	332.4	180.5	330.5
Other	283.8	251.0	190.1	148.1	121.7

	499.0	517.7	522.5	328.6	452.2

	$1,417.2	$1,436.7	$1,380.2	$780.8	$1,508.8

     Our 10 largest electric utility customers represented 48% of revenue and our three largest electric utility customers represented 21% of revenue in 2004. Revenue from Exelon Corporation, a domestic customer, represented more than 10%, but less than 15%, of revenue in 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002. Revenue from U.S. government contracts represented 12% of revenue in 2004 and in 2003.
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
     Lease of Gaseous Diffusion Plants
     We lease the Paducah and Portsmouth plants from DOE. The lease covers most, but not all, of the buildings and facilities relating to gaseous diffusion activities. Major provisions of the lease follow:
•	except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease at either plant indefinitely for successive renewal periods and can increase or decrease the property under lease to meet changing requirements;

•	we may leave the property in “as is” condition at termination of the lease, but must remove wastes generated which are subject to off-site disposal and must place the plants in a safe shutdown condition;

•	environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants;

•	DOE is responsible for the costs of decontamination and decommissioning of the plants;

•	title to capital improvements not removed by USEC will transfer to DOE at the end of the lease term, and if removal of any of USEC’s capital improvements increases DOE’s decontamination and decommissioning costs, USEC is required to pay the difference;

•	DOE is required to indemnify USEC for costs and expenses related to claims asserted against or incurred by USEC arising out of the U.S. government’s operation, occupation, or use of the plants prior to July 28, 1998; and

•	DOE is required to indemnify USEC against claims for public liability arising out of, or resulting from, a nuclear incident or precautionary evacuation in connection with activities under the lease, including domestic transportation. DOE’s financial obligations under the indemnity are capped at the $9.4 billion statutory limit calculated pursuant to the Price- Anderson Act for each nuclear incident or precautionary evacuation occurring inside the United States, as these terms are defined in the U.S. Atomic Energy Act of 1954, as amended.
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
     Settlement of Power Contract — Ohio Valley Electric Corporation
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
Nuclear Regulatory Commission — Regulation
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
     Charles B. Yulish has been Vice President, Corporate Communications since 1995.

PART II
Item 5. Market for Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.” High and low sales prices and cash dividends paid per share follow:

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
Fourth Quarter 2004 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
October 1 — October 31	—	—	—	—
November 1 — November 30	—	—	—	—
December 1 — December 31	12,245	$10.85	—	—

Total	12,245	$10.85	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 12,245 shares of common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan, as amended.

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
				(Unaudited)
	(millions, except per share data)
			As restated (1)
Revenue:
Separative work units	$1,027.3		$1,110.8	$1,181.5		$668.0	$1,289.3		$1,057.3		$1,387.8
Uranium	224.0		159.9	75.3		43.2	116.9		84.3		101.6
U.S. government contracts and other	165.9		166.0	123.4		69.6	102.6		35.3		34.2

Total revenue	1,417.2		1,436.7	1,380.2		780.8	1,508.8		1,176.9		1,523.6

Cost of sales:
Separative work units and uranium	1,071.6		1,124.1	1,174.2		675.2	1,305.7		989.8		1,255.8
U.S. government contracts and other	151.5		150.2	115.2		66.0	100.9		38.1		34.7

Total cost of sales	1,223.1		1,274.3	1,289.4		741.2	1,406.6		1,027.9		1,290.5

Gross profit	194.1		162.4	90.8		39.6	102.2		149.0		233.1

Special charge (credit) for consolidating plant operations	—		—	(6.7	)(2)	—	(6.7	)(2)	—		141.5 (2)

Advanced technology costs	58.5		44.8	22.9		16.0	12.6		11.4		10.2

Selling, general and administrative	64.1		69.4	54.1		27.6	50.7		48.8		48.9

Other (income) expense, net	(1.7	)(3)	—	—		—	—		—		(3.0)

Operating income (loss)	73.2		48.2	20.5		(4.0)	45.6		88.8		35.5

Interest expense	40.5		38.4	36.5		18.6	36.3		35.2		38.1

Interest (income)	(3.9)		(5.4)	(7.0)		(3.2)	(8.7)		(10.9)		(8.0)

Income (loss) before income taxes	36.6		15.2	(9.0)		(19.4)	18.0		64.5		5.4

Provision (credit) for income taxes	13.1		6.2	(5.0)		(6.7)	4.5		(13.6	)(4)	(3.5)

Net income (loss)	$23.5		$9.0	$(4.0)		$(12.7)	$13.5		$78.1		$8.9

Net income (loss) per share — basic and diluted	$.28		$.11	$(.05)		$(.16)	$.17		$.97		$.10

Dividends per share	$.55		$.55	$.55		$.275	$.55		$.55		$.825

Weighted average number of shares outstanding — basic	84.1		82.2	81.4		81.6	81.1		80.7		90.7

	December 31,			June 30,
	2004	2003	2002	2002	2001	2000
	(millions)
	As restated (1)
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$174.8	$249.1	$171.1	$279.2	$122.5	$73.0

Inventories:
Current	1,009.4	883.2	862.1	889.7	1,137.5	865.3
Long-term	156.2	266.1	390.2	415.5	420.2	436.4

Total assets	2,003.4	2,134.8	2,108.4	2,228.2	2,251.4	2,124.5

Long-term debt	475.0	500.0	500.0	500.0	500.0	500.0

Other long-term liabilities	244.4	256.0	265.0	263.2	307.6	281.1

Stockholders’ equity	918.7	923.6	953.5	986.4	1,012.6	987.4

Number of shares outstanding	85.1	82.6	81.8	81.3	80.6	82.5

(1)	The consolidated financial statements have been restated to correct errors related to revenue recognition and the valuation of deferred tax assets. The restatement dealing with revenue is the result of a correction in the timing of revenue recognition for sales to customers in which title to uranium and LEU is transferred to the customer and USEC receives payment without physically delivering the uranium or LEU to the customer. USEC has restated to defer the recognition of revenue until the uranium or LEU is physically delivered rather than at the time title transfers to customers and cash is received. In addition, the restatement corrects the valuation of deferred tax assets, including the associated tax valuation allowance, established in the fiscal year ended June 30, 1999. Reference is made to note 2 of the notes to the consolidated financial statements for additional information on the effects of the restatements. The restatements had no effect on the statement of income for the fiscal year ended June 30, 2000. The effect of the restatements on the statement of income for the fiscal year ended June 30, 2001, follows:

	Fiscal Year
	Ended
	June 30, 2001
	As previously
	reported (a)	As restated (b)
	(millions, except per share data)
Statements of Income
Revenue	$1,179.2	$1,176.9
Cost of sales	1,029.8	1,027.9
Gross profit	149.4	149.0
Operating income	89.2	88.8
Income before income taxes	64.9	64.5
Provision (credit) for income taxes	(13.5)	(13.6)
Net income	78.4	78.1
Net income per share — basic and diluted	$.97	$.97

(a)	As reported in the 2003 Annual Report on Form 10-K.

(b)	As restated reflecting the restatements in the 2004 Annual Report on Form 10-K and the amendment on Form 10-K/A.

     The effects of the restatements on total assets and stockholders’ equity at December 31, 2002, and prior years follows:

	December 31,	June 30,
	2002	2002	2001	2000
	(millions)
Total assets:
As previously reported (a)	$2,049.5	$2,168.0	$2,207.5	$2,084.4
As restated (b)	2,108.4	2,228.2	2,251.4	2,124.5

Stockholders’ equity:
As previously reported (a)	914.4	949.3	972.8	947.3
As restated (b)	953.5	986.4	1,012.6	987.4

(a)	As reported in the 2003 Annual Report on Form 10-K.

(b)	As restated reflecting the restatements in the 2004 Annual Report on Form 10-K and the amendment on Form 10-K/A.

(2)	The plan to consolidate plant operations and cease uranium enrichment operations at the Portsmouth plant resulted in special charges of $141.5 million ($88.7 million or $.97 per share after tax) in the fiscal year ended June 30, 2000, including asset impairments of $62.8 million, severance benefits of $45.2 million, and lease turnover and other exit costs of $33.5 million. The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in the fiscal year ended June 30, 2002, represented a change in estimate of costs for consolidating plant operations.

(3)	Other income in 2004 includes income of $4.4 million ($2.7 million or $.03 per share after tax) from customs duties paid to USEC as a result of trade actions, partly offset by an expense of $2.7 million (or $.03 per share) for acquired-in-process research and development expense relating to the acquisition of NAC.

(4)	The provision (credit) for income taxes in the fiscal year ended June 30, 2001, includes a special income tax credit of $37.3 million (or $.46 per share) for deferred income tax benefits that arose from the transition to taxable status. The special tax credit represents a change in estimate resulting from a reassessment of certain deductions for which related income tax savings were not certain.

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
Restatements of Previously Issued Consolidated Financial Statements
     USEC previously restated its consolidated financial statements (the “Original Restatement”) in its 2004 Annual Report on Form 10-K for the year ended December 31, 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, to correct errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to the recognition of revenue and the valuation of deferred tax assets and the associated valuation allowance. USEC has identified additional errors of a similar nature and has restated its consolidated financial statements (the “Second Restatement”) for 2004 and 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002.

     The Original Restatement corrected the timing of revenue recognition of certain sales of uranium and LEU. In a limited number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment without physically delivering the uranium or LEU to the customer. In these sales transactions, in accordance with general industry practice and by contract, USEC holds the uranium or LEU at the Paducah plant. USEC had evaluated authoritative accounting guidance relating to revenue recognition for these sales, but certain technical aspects were applied incorrectly. As a result, in these limited number of sales transactions where, pursuant to its agreement with the customer, USEC continues to hold the uranium or LEU, USEC restated its financial statements in the Original Restatement to defer the recognition of revenue until the uranium or LEU is physically delivered rather than at the time title transfers to customers and cash is received. As a result of the Original Restatement related to revenue recognition, net income in 2003 was reduced by $.9 million (or $.01 per share), the net loss in the six-month period ended December 31, 2002, was reduced by $2.0 million (or $.02 per share), and net income in the fiscal year ended June 30, 2002, was reduced by $1.0 million (or $.01 per share). The impact of the restatement for periods prior to fiscal 2002 was reflected as a decrease of $2.0 million to retained earnings at the earliest date presented in the consolidated financial statements (June 30, 2001). Consolidated financial data for first, second and third quarters of 2004 were restated and presented along with the corresponding restated quarters in 2003 in the note to the consolidated financial statements that reports unaudited quarterly financial data. Net income in the first nine months of 2004 was reduced by $1.8 million (or $.02 per share). Net income of $3.6 million moved to the fourth quarter of 2004.
     During the Original Restatement process, USEC incorrectly recorded one “bill and hold” transaction and did not identify two other “bill and hold” transactions of a similar nature. These transactions have been corrected in the Second Restatement. As a result of the Second Restatement related to revenue recognition, net income in the year ended December 31, 2003 was reduced by $0.8 million (or $.01 per share), net income in the fiscal year ended June 30, 2002 was reduced by $1.7 million (or $.02 per share), and net income in the fiscal year ended June 30, 2001 increased by $1.7 million (or $.02 per share), reflected as an increase of $1.7 million to retained earnings at the earliest date presented in the consolidated financial statements (June 30, 2001). The Original and Second Restatements relating to revenue recognition resulted in balance sheet adjustments to other current assets, deferred income taxes, accrued income taxes payable, deferred revenue and retained earnings.
     The Original Restatement also corrected the valuation allowance relating to deferred tax assets established at USEC’s privatization in the fiscal year ended June 30, 1999. Prior to 2004, USEC had conducted assessments of the recoverability of deferred tax assets and had concluded that it was more likely than not that a portion of the deferred tax assets would not be recognized or realized. Accordingly, a valuation allowance of $45.2 million was established to reflect the assessment. In connection with the Original Restatement, USEC determined that the criteria in a technical accounting standard used to assess whether a valuation allowance should be recorded for deferred tax assets had been applied incorrectly. As a result of a more comprehensive evaluation of the future recovery or realizability of deferred tax assets at December 31, 2004, USEC determined that, in prior years, it was more likely than not that deferred tax assets would have been recovered or realized from taxable income in future years. Accordingly, USEC’s Original Restatement reflected the removal of the valuation allowance amounting to $45.2 million that had been established as a result of the assessment in prior years. The impact of the restatement was reflected as an increase of $45.2 million to deferred income taxes and retained earnings beginning at the earliest date presented in the consolidated financial statements (June 30, 2001).
     USEC has determined, based on a review of its calculations of deferred tax assets established at the time of its privatization in fiscal 1999, that a deferred tax asset was overstated by $5.1 million. The Second Restatement corrects the amount of deferred tax assets, accrued income taxes payable and retained earnings. As a result of this correction, retained earnings at the earliest date presented in the consolidated financial statements (June 30, 2001) are reduced by $5.1 million with a corresponding decrease in deferred tax assets of $4.5 million and increase in accrued income taxes payable of $.6 million. As of December 31, 2004, this correction is reflected as a decrease in retained earnings of $5.1 million with a corresponding decrease in deferred tax assets of $3.8 million and increase in accrued income taxes payable of $1.3 million. There was no impact on previously reported net income for any of the periods included in this Form 10-K/A as a result of either of the restatements related to the accounting for deferred taxes.
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
Results of Operations — Years Ended December 31, 2004, 2003 and 2002
     The following discussion compares operating results for 2004 with 2003 and compares operating results for 2003 with 2002.
     The following table sets forth certain items as a percentage of revenue:

	Years Ended December 31,
	2004	2003	2002
		As restated
Revenue:
SWU	72%	77%	86%
Uranium	16	11	5
U.S. government contracts and other	12	12	9

Total revenue	100%	100%	100%
Cost of sales	86	89	93

Gross profit margin	14	11	7
Advanced technology costs	4	3	2
Selling, general and administrative	5	5	4

Operating income	5%	3%	1%

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

     Revenue from sales of uranium increased $64.1 million (or 40%) in 2004 and $84.6 million (or 112%) in 2003. The volume of uranium sold increased 18% in 2004 and 100% in 2003 reflecting the timing of customer orders and sales of uranium generated from underfeeding the enrichment process. The average uranium price billed to customers increased 19% in 2004 and 6% in 2003.
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
     Cost of Sales
     Cost of sales for SWU and uranium declined $52.5 million (or 5%) in 2004 and $50.1 million (or 4%) in 2003. The reductions resulted primarily from the declines of 8% in 2004 and 4% in 2003 in the volume of SWU sold. Cost of sales per SWU was 1% lower in 2004 and 6% lower in 2003. Under the monthly moving average inventory cost method coupled with USEC’s inventories of SWU and uranium, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over future periods.
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
     Gross Profit
     Gross profit for SWU and uranium increased $33.1 million (or 23%) in 2004 and $64.0 million (or 77%) in 2003. The increase in 2004 reflects the higher average uranium price billed to customers, partly offset by the reduction in the volume of SWU sold. The increase in 2003 resulted primarily from lower costs for SWU purchased under the Russian Contract and lower production costs and higher production efficiency at the Paducah plant.
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
     Operating Income
     Operating income increased $25.0 million (or 52%) in 2004 and $27.7 million (or 135%) in 2003. The increases reflect the increases in gross profit from higher uranium prices, partly offset by higher centrifuge demonstration costs and, in 2003, higher selling, general and administration expenses. Operating income in 2002 included a special credit of $6.7 million from a change in estimate of costs for consolidating plant operations.

     Interest Expense and Interest Income
     Interest expense increased $2.1 million (or 5%) in 2004 and $1.9 million (or 5%) in 2003. Interest expense in 2004 includes interest on federal and state income taxes and a premium paid on the repurchase of $25 million of USEC’s 6.625% senior notes due January 20, 2006. The OVEC termination obligation amounting to $33.2 million was paid in February 2004, and interest expense was accrued on the obligation in 2003.
     Interest income declined $1.5 million (or 28%) in 2004 and $1.6 million (or 23%) in 2003. We ship LEU to nuclear fuel fabricators in advance of customer orders and earn interest income on the inventory balances maintained at the fabricators. Advance shipments were lower in 2004 and in 2003. The average balance of invested cash and cash equivalents was lower in 2004.
     Provision (Credit) for Income Taxes
     The provision for income taxes of $13.1 million reflects an effective income tax rate of 36% in 2004, compared with $6.2 million based on an effective income tax rate of 41% in 2003. There was a credit for income taxes of $5.0 million based on an effective rate of 56% in 2002. Differences between the effective tax rate of 36% in 2004 and the statutory federal income tax rate of 35% include research and other tax credits, an accrual of a nontaxable Medicare subsidy, nondeductible acquired in-process research and development expense, and other nondeductible expenses. In 2003, the effective income tax rate was higher than the statutory federal tax rate primarily due to state income taxes and other nondeductible expenses.
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
     Net Income
     Net income increased $14.5 million in 2004 and $13.0 million in 2003. Net income per share increased $.17 per share in 2004 and $.16 per share in 2003. The increases in net income primarily reflect the increases in gross profit from higher uranium prices, partly offset by higher centrifuge demonstration costs and, in 2003, higher selling, general and administrative expenses.
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
     Net cash flow from operating activities amounted to $109.9 million in 2003, compared with $201.0 million in 2002. Cash flow reflects a net inventory reduction or liquidation of $117.7 million in 2003 and $71.9 million in 2002. Sales of uranium from inventories transferred to USEC prior to the privatization in 1998 contribute to cash flow. Uranium sales were $159.9 million in 2003 (including $71.0 million using uranium purchased from suppliers and generated from underfeeding) and $75.3 million in 2002. Cash flow in 2003 was reduced by higher centrifuge demonstration costs and higher selling, general and administrative expenses.
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
     Working Capital

	December 31,
	2004	2003
	(millions)
	As restated
Cash, cash equivalents, and short-term investments	$174.8	$249.1
Accounts receivable- trade	238.5	254.5
Inventories	1,009.4	883.2
Other assets	66.2	78.0
Current liabilities	(365.3)	(455.2)

Working capital	$1,123.6	$1,009.6

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
     Current liabilities declined $89.9 million (or 20%) at December 31, 2004, compared with December 31, 2003. The reduction reflects the cash payment of $33.2 million to settle termination obligations under the OVEC power purchase agreement, a reduction of $39.5 in the current portion of deferred revenue and advances from customers, and a reduction of $29.6 million in payables under the Russian Contract resulting from the timing of purchases of SWU.
     Other Long-Term Assets and Liabilities
     Deferred income taxes included in other long-term assets declined $25.8 million (or 27%) at December 31, 2004, compared with December 31, 2003. The reduction reflects a reclassification of $27.0 million for the current portion of deferred income taxes included in current assets.
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
     Our competitors may have greater financial resources, including access to below-market financing terms and support from their government owners, which might enable them to be less cost-or profit-sensitive. In addition, decisions by competitors may be influenced by political and economic policy considerations rather than commercial considerations. Significant portions of the European market are effectively closed to USEC as purchases in that market favor local producers as a result of government influence or political or legal considerations.
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
     Management’s Report on Internal Control Over Financial Reporting (as restated)
     USEC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) and for an assessment of the effectiveness of internal control over financial reporting. USEC’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of USEC’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Revenue Recognition. As of December 31, 2004, USEC did not maintain effective controls over the timing of the recognition of revenue. Specifically, USEC’s revenue recognition determination with respect to “bill and hold” transactions was not sufficiently complete to support that revenue was recorded in the appropriate period. This control deficiency resulted in (a) the restatement of USEC’s revenue, cost of sales, deferred revenue and other current assets in the consolidated financial statements for the year ended December 31, 2003 (including the comparative financial information for the year ended December 31, 2002), the six-month period ended December 31, 2002, the fiscal year ended June 30, 2002, the first, second and third quarters of 2004 and the four quarters of 2003 as previously reported in USEC’s 2004 Annual Report on Form 10-K filed March 16, 2005 and discussed in Note 2 to the consolidated financial statements; (b) an audit adjustment to the 2004 annual and fourth quarter financial statements; and (c) the restatement of USEC’s revenue, cost of sales, deferred revenue and other current assets in the consolidated financial statements for the years ended December 31, 2004 and 2003 (including the comparative financial information for the year ended December 31, 2002), the four quarters of 2004, and the fourth quarter of 2003 as described in the third paragraph of Note 2 to the consolidated financial statements as reported in this Form 10-K/A.
Deferred Tax Assets. As of December 31, 2004, USEC did not maintain effective controls over the valuation of deferred tax assets, including the associated tax valuation allowance. Specifically, USEC’s controls over the initial determination and subsequent monitoring of factors affecting the realization of deferred tax assets, including the associated tax valuation allowance, were insufficient to determine that deferred tax assets, including the associated tax valuation allowance, were appropriately reported. This control deficiency resulted in (a) the restatement of USEC’s valuation allowance associated with deferred tax assets and retained earnings in the consolidated financial statements for the year ended December 31, 2003 (including the comparative financial information for the year ended December 31, 2002), the six-month period ended December 31, 2002, the fiscal year ended June 30, 2002, and the first, second and third quarters of 2004 and the corresponding periods in 2003 as previously reported in USEC’s 2004 Annual Report on Form 10-K filed March 16, 2005 and discussed in Note 2 to the consolidated financial statements; (b) an audit adjustment to the 2004 annual and fourth quarter financial statements; and (c) the restatement of USEC’s deferred tax assets, income taxes payable, and retained earnings in the consolidated financial statements for the years ended December 31, 2004 and 2003 (including comparative financial information for the year ended December 31, 2002), the six-month period ended December 31, 2002, the fiscal year ended June 30, 2002, and the four quarters of 2004 and 2003 as described in the fifth paragraph of Note 2 to the consolidated financial statements as reported in this Form 10-K/A.
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

     Management had previously concluded that USEC did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses described above. In connection with the restatements of USEC’s consolidated financial statements described in the third and fifth paragraphs of Note 2 to the consolidated financial statements, management has determined that the restatements were an additional effect of the material weaknesses described above. Accordingly, these restatements do not affect the previous conclusion stated in our report on internal control over financial reporting.
     Management’s assessment of the effectiveness of USEC’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     Remediation of Material Weaknesses
      USEC has made and continues to make efforts to evaluate, document and test internal control over financial reporting. We have taken actions to strengthen internal controls with respect to revenue recognition and deferred tax asset matters described above, including (a) enhancing processes to identify all “bill and hold” transactions, (b) the gathering and thorough evaluation of relevant facts to ensure that sales are recognized in the proper period, (c) ensuring appropriate technical resources are involved in the evaluation of possible accounting treatments, including involving external accounting experts to obtain additional guidance as to the application of generally accepted accounting principles, specifically with respect to revenue, and (d) the formal documentation of the facts and the related review and approval of our conclusions as to the appropriate accounting, with a particular focus on deferred tax assets. USEC has committed to review and increase these efforts, including the establishment of additional review procedures to ensure the identification, validation and proper processing of “bill and hold” transactions and the valuation of deferred tax assets. USEC’s accounting staff and internal audit staff have conducted comprehensive reviews in these areas as evidenced by the further restatement adjustments, and we are evaluating financial staffing requirements.
     Changes in Internal Control Over Financial Reporting
     Except as indicated above, there have not been any changes in internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.
Item 9B. Other Information
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
(3) Exhibits
     The following exhibits are filed as part of this annual report:

Exhibit
No.	Description
3.1	Certificate of Incorporation of USEC Inc. (1)

3.3	Amended and Restated Bylaws of USEC Inc., dated September 13, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.2	Indenture, dated January 15, 1999, between USEC Inc. and First Union National Bank, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

4.3	Rights Agreement, dated April 24, 2001, between USEC Inc. and Fleet National Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights as Exhibit C, incorporated by reference to Registration Statement on Form 8-A filed April 24, 2001.

4.4	Form of Employee Nonqualified Stock Option Agreement, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

4.5	Form of Employee Nonqualified Stock Option Agreement in connection with an employment agreement, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

4.6	Form of Employee Restricted Stock Award Agreement (stock in lieu of annual incentive).

4.7	Form of Employee Restricted Stock Award Agreement (three year vesting).

10.1	Lease Agreement between the United States Department of Energy and the United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew. (1)

10.4	Memorandum of Agreement, dated December 15, 1994, between the United States Department of Energy and United States Enrichment Corporation regarding the transfer of functions and activities, as amended. (1)

10.11	Memorandum of Agreement between the United States Department of Energy and the United States Enrichment Corporation for electric power, entered into as of July 1, 1993. (1)

Exhibit
No.	Description
10.13	Contract between United States Enrichment Corporation, Portsmouth gaseous diffusion plant, and the Paper Allied-Industrial Chemical and Energy Workers International Union, AFL-CIO and its local no. 3-689, April 1, 1996 — May 2, 2000, as amended. (1)

10.17	Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended. (1)

10.18	Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities. (1)

10.20	Memorandum of Agreement, dated April 20, 1998, between the United States Department of Energy and United States Enrichment Corporation for transfer of natural uranium and highly enriched uranium and for blending down of highly enriched uranium. (1)

10.25	Form of Director and Officer Indemnification Agreement. (1)

10.26	Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the United States Department of Energy, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons. (1)

10.27	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding disposal of depleted uranium. (1)

10.28	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding certain worker benefits. (1)

10.35	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999.

10.36	Amendment No. 12, dated March 4, 1999, to Contract between USEC Inc., Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.39	USEC Inc. Pension Restoration Plan, dated September 1, 1999, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.40	Form of Change in Control Agreement with executive officers, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.41	USEC Inc. 401(k) Restoration Plan, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

10.45	Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2000. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

Exhibit
No.	Description
10.51	USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999 and amended April 25, 2001, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.54	Agreement, dated June 17, 2002, between U.S. Department of Energy and USEC Inc., incorporated by reference to current report on Form 8-K filed June 21, 2002.

10.55	Promissory Note, dated February 1, 2002, between William H. Timbers and USEC Inc., incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.58	Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its U.S. Department of Energy Contract, and USEC Inc., dated June 30, 2000, Amendment A, dated July 12, 2002, and Amendment B, dated September 11, 2002, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.59	Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JPMorgan Chase Bank (as administrative agent, collateral agent and lead arranger), Merrill Lynch Capital (as syndication agent), GMAC Business Credit, LLC (as documentation agent), and Congress Financial Corporation (as managing agent), incorporated by reference to current report on Form 8-K filed October 4, 2002.

10.60	Guarantee, dated as of September 27, 2002, by USEC Inc. in favor of JPMorgan Chase Bank, (as administrative agent and collateral agent), in respect of the obligations of United States Enrichment Corporation under the revolving credit agreement, incorporated by reference to current report on Form 8-K filed October 4, 2002.

10.63	Employment Agreement between USEC Inc. and Lisa E. Gordon-Hagerty, Executive Vice President and Chief Operating Officer, dated December 15, 2003, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

10.64	Administrative Order on Consent for Removal Action in the Matter of Starmet CMI, dated February 6, 2004, between the United States Environmental Protection Agency, United States Enrichment Corporation, United States Department of Energy and United States Department of the Army, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

10.65	Settlement Agreement (relating to Power Agreement between Ohio Valley Electric Corporation and the United States of America), dated February 9, 2004, between United States Enrichment Corporation and the United States of America, acting by and through the United States Department of Energy, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

10.66	Agreement, dated February 17, 2004, between the U.S. Department of Energy and the United States Enrichment Corporation Concerning the Temporary Lease of Certain Facilities In Support of the American Centrifuge Program, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003.

10.67	Stock Purchase Agreement, dated July 29, 2004, by and among Pinnacle West Capital Corporation, El Dorado Investment Company and USEC Inc., incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit
No.	Description
10.68	Memorandum of Understanding between USEC Inc. and the United States Department of Energy, dated October 22, 2004, Effectuating the Transfer of Natural Uranium Hexafluoride for Affected Inventory, incorporated by reference to current report on Form 8-K filed October 28, 2004.

10.69	Amended and Restated Employment Agreement, dated July 29, 2004, between USEC Inc. and William H. Timbers, President and Chief Executive Officer, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.70	Agreement, dated July 29, 2004, between USEC Inc. and James R. Mellor, Chairman of the Board, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.71	Agreement and General Release, dated September 21, 2004, between USEC Inc. and Sydney M. Ferguson, Senior Vice President, incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.72	First Amendment to the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Annex B of Schedule 14A filed March 31, 2004, with respect to the 2004 annual meeting of shareholders.

10.73	Severance Agreement and General Release, dated November 15, 2004, between USEC Inc. and Timothy B. Hansen, Senior Vice President, General Counsel and Secretary, incorporated by reference to current report on Form 8-K filed November 19, 2004.

10.74	Amendment to the Stock Purchase Agreement, dated November 18, 2004, by and among USEC Inc., Pinnacle West Capital Corporation and El Dorado Investment Company, incorporated by reference to current report on Form 8-K filed November 19, 2004.

10.75	Memorandum of Agreement between USEC, Inc. and the United States Department of Energy, dated as of December 10, 2004, for the Continued Operation of Portsmouth S&T Facilities for the Processing of Affected Inventory in Fiscal Year 2005 and Thereafter, incorporated by reference to current report on Form 8-K filed December 16, 2004.

10.76	Letter Agreement, dated February 23, 2005, by and between USEC Inc. and James R. Mellor, Chairman of the Board, President and Chief Executive Officer, incorporated by reference to current report on Form 8-K filed February 28, 2005.

21	Subsidiaries of USEC Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

99.5	Annual CEO Certification, dated May 7, 2004, as filed with the New York Stock Exchange.

(1)	Incorporated by reference to Registration Statement on Form S-1, No. 333-57955, filed June 29, 1998, or Amendment No. 1 to Registration Statement on Form S-1, filed July 20, 1998.
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

USEC Inc.

August 3, 2005	/s/ James R. Mellor James R. Mellor
Chairman of the Board, President and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James R. Mellor James R. Mellor	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 3, 2005

/s/ Ellen C. Wolf Ellen C. Wolf	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 3, 2005

/s/ Michael H. Armacost Michael H. Armacost	Director	August 3, 2005

/s/ Joyce F. Brown Joyce F. Brown	Director	August 3, 2005

/s/ John R. Hall John R. Hall	Director	August 3, 2005

/s/ Henson Moore W. Henson Moore	Director	August 3, 2005

/s/ Joseph F. Paquette, Jr. Joseph F. Paquette, Jr.	Director	August 3, 2005

/s/ James D. Woods James D. Woods	Director	August 3, 2005

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
As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements to correct its accounting for revenue recognition and deferred tax assets.
Internal control over financial reporting
Also, we have audited management’s assessment, included in the restated Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that USEC Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over (i) the recognition of revenue, and (ii) the valuation of deferred tax assets including the associated tax valuation allowance, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
•	Revenue recognition

As of December 31, 2004, USEC did not maintain effective controls over the timing of the recognition of revenue. Specifically, USEC’s revenue recognition determination with respect to “bill and hold” transactions was not sufficiently complete to support that revenue was recorded in the appropriate period. This control deficiency resulted in a) the restatement of USEC’s revenue, cost of sales, deferred revenue and other current assets in the consolidated financial statements for the year ended December 31, 2003 (including the comparative financial information for the year ended December 31, 2002), the six-month period ended December 31, 2002, the fiscal year ended June 30, 2002, the first, second and third quarters of 2004 and the four quarters of 2003 as previously reported in USEC’s 2004 Annual Report on Form 10-K filed March 16, 2005 and discussed in Note 2 to the consolidated financial statements; (b) an audit adjustment to the 2004 annual and fourth quarter financial statements; and (c) the restatement of USEC’s revenue, cost of sales, deferred revenue and other current assets in the consolidated financial statements for the years ended December 31, 2004 and 2003 (including the comparative financial information for the year ended December 31, 2002), the four quarters of 2004, and the fourth quarter of 2003 as described in the third paragraph of Note 2 to the consolidated financial statements as reported in this Form 10-K/A.

Furthermore, this control deficiency could result in a material misstatement to the revenue, cost of sales, deferred revenue and other current asset accounts that would result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, this control deficiency constitutes a material weakness.

•	Deferred tax assets

As of December 31, 2004, USEC did not maintain effective controls over the valuation of deferred tax assets, including the associated tax valuation allowance. Specifically, USEC’s controls over the initial determination and subsequent monitoring of factors affecting the realization of deferred tax assets, including the associated tax valuation allowance, were insufficient to determine that deferred tax assets, including the associated tax valuation allowance, were appropriately reported. This control deficiency resulted in (a) the restatement of USEC’s valuation allowance associated with deferred tax assets and retained earnings in the consolidated financial statements for the year ended December 31, 2003 (including the comparative financial information for the year ended December 31, 2002), the six-month period ended December 31, 2002, the fiscal year ended June 30, 2002, and the first, second and third quarters of 2004 and the corresponding periods in 2003 as previously reported in USEC’s 2004 Annual Report on Form 10-K filed March 16, 2005 and discussed in Note 2 to the consolidated financial statements; (b) an audit adjustment to the 2004 annual and fourth quarter financial statements; and (c) the restatement of USEC’s deferred tax assets, income taxes payable, and retained earnings in the consolidated financial statements for the years ended December 31, 2004 and 2003 (including comparative financial information for the year ended December 31, 2002), the six-month period ended December 31, 2002, the fiscal year ended June 30, 2002, and all four quarters of 2004 and 2003 as described in the fifth paragraph of Note 2 to the consolidated financial statements as reported in this Form 10-K/A.
Furthermore, this control deficiency could result in a material misstatement to the deferred tax asset and tax provision accounts that would result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, this control deficiency constitutes a material weakness.
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
Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described above. In connection with the restatements of the Company’s consolidated financial statements described in the third and fifth paragraphs of Note 2 to the consolidated financial statements, management has determined that the restatements were an additional effect of the material weaknesses described above. Accordingly, these restatements did not affect management’s assessment or our opinions on internal control over financial reporting.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 11, 2005, except for the restatements described in the third and fifth paragraphs of Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is August 3, 2005.

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	December 31,
	2004	2003
	As restated
ASSETS
Current Assets
Cash and cash equivalents	$174.8	$214.1
Short-term investments	—	35.0
Accounts receivable — trade	238.5	254.5
Inventories:
Separative work units	740.6	673.0
Uranium	251.6	187.9
Materials and supplies	17.2	22.3

Total Inventories	1,009.4	883.2
Deferred income taxes	27.0	—
Other current assets	39.2	78.0

Total Current Assets	1,488.9	1,464.8
Property, Plant and Equipment, net	178.0	185.1
Other Long-Term Assets
Deferred income taxes	69.6	95.4
Prepayment and deposit for depleted uranium	23.5	47.1
Prepaid pension benefit costs	82.9	76.3
Inventories	156.2	266.1
Goodwill	4.3	—

Total Other Assets	336.5	484.9

Total Assets	$2,003.4	$2,134.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$202.3	$189.4
Payables under Russian Contract	89.7	119.3
Termination settlement obligation under power purchase agreement	—	33.2
Uranium owed to customers and suppliers	44.5	45.0
Deferred revenue and advances from customers	28.8	68.3

Total Current Liabilities	365.3	455.2
Long-Term Debt	475.0	500.0
Other Long-Term Liabilities
Deferred revenue and advances from customers	6.9	13.5
Depleted uranium disposition	26.1	53.5
Postretirement health and life benefit obligations	145.2	138.1
Other liabilities	66.2	50.9

Total Other Liabilities	244.4	256.0
Commitments and Contingencies (Notes 3, 6 and 11)
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,320,000 shares issued	10.0	10.0
Excess of capital over par value	963.9	1,009.0
Retained earnings	56.3	32.8
Treasury stock, 15,171,000 and 17,766,000 shares	(109.2)	(127.7)
Deferred compensation	(1.6)	(.5)
Other comprehensive income (loss)	(.7)	—

Total Stockholders’ Equity	918.7	923.6

Total Liabilities and Stockholders’ Equity	$2,003.4	$2,134.8

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per share data)

				Six-Month	Fiscal Year
				Period Ended	Ended
	Years Ended December 31,			December 31,	June 30,
	2004	2003	2002	2002	2002
			(Unaudited)
		As restated
Revenue:
Separative work units	$1,027.3	$1,110.8	$1,181.5	$668.0	$1,289.3
Uranium	224.0	159.9	75.3	43.2	116.9
U.S. government contracts and other	165.9	166.0	123.4	69.6	102.6

Total revenue	1,417.2	1,436.7	1,380.2	780.8	1,508.8

Cost of sales:
Separative work units and uranium	1,071.6	1,124.1	1,174.2	675.2	1,305.7
U.S. government contracts and other	151.5	150.2	115.2	66.0	100.9

Total cost of sales	1,223.1	1,274.3	1,289.4	741.2	1,406.6

Gross profit	194.1	162.4	90.8	39.6	102.2
Special charge (credit) for consolidating plant operations	—	—	(6.7)	—	(6.7)
Advanced technology costs	58.5	44.8	22.9	16.0	12.6
Selling, general and administrative	64.1	69.4	54.1	27.6	50.7
Other (income) expense, net	(1.7)	—	—	—	—

Operating income (loss)	73.2	48.2	20.5	(4.0)	45.6
Interest expense	40.5	38.4	36.5	18.6	36.3
Interest (income)	(3.9)	(5.4)	(7.0)	(3.2)	(8.7)

Income (loss) before income taxes	36.6	15.2	(9.0)	(19.4)	18.0
Provision (credit) for income taxes	13.1	6.2	(5.0)	(6.7)	4.5

Net income (loss)	$23.5	$9.0	$(4.0)	$(12.7)	$13.5

Net income (loss) per share — basic and diluted	$.28	$.11	$(.05)	$(.16)	$.17
Dividends per share	$.55	$.55	$.55	$.275	$.55

Weighted average number of shares outstanding:
Basic	84.1	82.2	81.4	81.6	81.1
Diluted	84.6	82.5	81.4	81.6	81.4
See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

				Six-Month	Fiscal Year
				Period Ended	Ended
	Years Ended December 31,			December 31,	June 30,
	2004	2003	2002	2002	2002
			(Unaudited)
		As restated
Cash Flows From Operating Activities
Net income (loss)	$23.5	$9.0	$(4.0)	$(12.7)	$13.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31.8	29.3	28.4	13.0	23.9
Depleted uranium disposition	(3.8)	(5.4)	(11.2)	(.2)	(5.7)
Deferred revenue, net of deferred costs	(12.1)	(36.2)	(25.8)	(31.3)	(51.2)
Deferred income taxes	2.6	(2.9)	4.7	1.8	(10.1)
Changes in operating assets and liabilities:
Short-term investments — (increase) decrease	35.0	(35.0)	—	—	—
Accounts receivable — (increase) decrease	16.0	1.5	118.1	(40.3)	(9.3)
Inventories — net (increase) decrease	(17.0)	117.7	71.9	52.9	236.7
Payables under Russian Contract — increase (decrease)	(29.6)	12.7	6.8	(49.8)	56.1
Payment of termination settlement obligation under power purchase agreement	(33.2)	—	—		—
Accounts payable and other liabilities - increase (decrease)	36.9	6.1	30.9	(1.5)	17.4
Other, net	2.5	13.1	(18.8)	(1.4)	(8.9)

Net Cash Provided by (Used in) Operating Activities	52.6	109.9	201.0	(69.5)	262.4

Cash Flows Used in Investing Activities

Capital expenditures	(20.2)	(24.9)	(40.2)	(12.4)	(42.4)
Investment in NAC Holding Inc., net of cash acquired	(8.1)	—	—	—	—
Deposit relating to acquisition of NAC Holding Inc.	(6.0)	—	—	—	—
Deposit for surety bond	—	—	—	—	(21.4)

Net Cash (Used in) Investing Activities	(34.3)	(24.9)	(40.2)	(12.4)	(63.8)

Cash Flows Used in Financing Activities

Dividends paid to stockholders	(46.3)	(45.2)	(44.7)	(22.4)	(44.6)
Repurchase of senior notes	(25.6)	—	—	—	—
Deferred financing costs	—	—	(4.7)	(4.7)	—
Common stock issued	14.3	3.2	2.3	.9	2.7

Net Cash (Used in) Financing Activities	(57.6)	(42.0)	(47.1)	(26.2)	(41.9)

Net Increase (Decrease)	(39.3)	43.0	113.7	(108.1)	156.7
Cash and Cash Equivalents at Beginning of Period	214.1	171.1	57.4	279.2	122.5

Cash and Cash Equivalents at End of Period	$174.8	$214.1	$171.1	$171.1	$279.2

Supplemental Cash Flow Information
Interest paid	$35.2	$34.7	$33.1	$16.7	$33.0
Income taxes paid (refund)	3.6	(10.0)	(5.4)	(6.2)	18.3
See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

							Accumu-
							lated
	Common						Other
	Stock,		Compre-				Compre-
	Par Value	Excess of	hensive	Retained			hensive	Total
	$.10 per	Capital over	Income	Earnings	Treasury	Deferred	Income	Stockholders’
	Share	Par Value	(Loss)	(Deficit)	Stock	Compensation	(Loss)	Equity
Balance at June 30, 2001:
As previously reported	$10.0	$1,066.9	—	$39.0	$(142.2)	$(.9)	—	$972.8
Effect of restatement	—	—	—	39.8	—	—	—	39.8

As restated	10.0	1,066.9	—	78.8	(142.2)	(.9)	—	1,012.6

Restricted and other stock issued, net of amortization	—	(.8)	—	—	5.4	.3	—	4.9

Dividends paid to stockholders	—	—	—	(44.6)	—	—		(44.6)

Net income (1)	—	—	—	13.5	—	—	—	13.5

Balance at June 30, 2002 (1)	10.0	1,066.1	—	47.7	(136.8)	(.6)	—	986.4

Restricted and other stock issued, net of amortization	—	(.1)	—	—	3.3	(1.0)	—	2.2

Dividends paid to stockholders	—	(11.2)	—	(11.2)	—	—	—	(22.4)

Net income (loss) (1)	—	—	—	(12.7)	—	—	—	(12.7)

Balance at December 31, 2002 (1)	10.0	1,054.8	—	23.8	(133.5)	(1.6)	—	953.5

Restricted and other stock issued, net of amortization	—	(.6)	—	—	5.8	1.1	—	6.3

Dividends paid to stockholders	—	(45.2)	—	—	—	—	—	(45.2)

Net income (1)	—	—	—	9.0	—	—	—	9.0

Balance at December 31, 2003 (1)	10.0	1,009.0	—	32.8	(127.7)	(.5)	—	923.6

Common stock issued:
Exercise of stock options	—	.5	—	—	12.5	—	—	13.0
Restricted and other stock issued, net of amortization	—	.7	—	—	6.0	(1.1)	—	5.6

Dividends paid to stockholders	—	(46.3)	—	—	—	—	—	(46.3)

Comprehensive income:
Minimum pension liability, net of income tax of $.4 million	—		$(.7)	—	—	—	$(.7)	(.7)
Net income	—	—	23.5	23.5	—	—	—	23.5

Balance at December 31, 2004 (1)	$10.0	$963.9	$22.8	$56.3	$(109.2)	$(1.6)	$(.7)	$918.7

(1)	As restated.
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

     A summary of changes in property, plant and equipment follows (in millions):

			Impairment
		Capital	at	Transfers		Capital	Transfers
	June 30,	Expenditures	Portsmouth	and	June 30,	Expenditures	and	December 31,
	2001	(Depreciation)	Plant	Retirements	2002	(Depreciation)	Retirements	2002
Construction work in progress	$24.2	$41.5	$(.4)	$(42.2)	$23.1	$12.1	$(20.9)	$14.3
Leasehold improvements	118.8	—	(11.3)	27.4	134.9	—	13.4	148.3
Machinery and equipment	124.4	.9	(9.0)	10.6	126.9	.3	7.5	134.7

	267.4	42.4	(20.7)	(4.2)	284.9	12.4	—	297.3
Accumulated depreciation and amortization	(77.6)	(23.9)	4.3	3.8	(93.4)	(13.0)	—	(106.4)

	$189.8	$18.5	$(16.4)	$(.4)	$191.5	$(.6)	$—	$190.9

		Capital	Transfers		Capital	Transfers,
	December 31,	Expenditures	and	December 31,	Expenditures	Retirements, and	December 31,
	2002	(Depreciation)	Retirements	2003	(Depreciation)	Other	2004
Construction work in progress	$14.3	$21.9	$(27.1)	$9.1	$19.2	$(15.0)	$13.3
Leasehold improvements	148.3	—	3.1	151.4	—	5.7	157.1
Machinery and equipment	134.7	3.0	22.4	160.1	1.0	13.2	174.3

	297.3	24.9	(1.6)	320.6	20.2	3.9	344.7
Accumulated depreciation and amortization	(106.4)	(29.3)	.2	(135.5)	(31.8)	.6	(166.7)

	$190.9	$(4.4)	$(1.4)	$185.1	$(11.6)	$4.5	$178.0

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
     Under the disclosure provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, pro forma net income assumes that compensation expense relating to stock options and to shares of common stock purchased by employees at 85% of the market price under the Employee Stock Purchase Plan is recognized based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The fair value of stock options is measured at the date of grant based on the Black-Scholes option pricing model and is amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) if the fair value method of accounting had been applied (in millions, except per share data):

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
		As restated
Net income (loss), as reported	$23.5	$9.0	$(12.7)	$13.5
Add — Stock-based compensation expense included in reported results, net of tax	3.3	2.8	1.0	2.6
Deduct — Stock-based compensation expense determined under the fair-value method, net of tax	(5.1)	(4.3)	(2.0)	(3.7)

Pro forma net income (loss)	$21.7	$7.5	$(13.7)	$12.4

Net income (loss) per share — basic and diluted:
As reported	$.28	$.11	$(.16)	$.17
Pro forma	$.26	$.09	$(.17)	$.15

Weighted average fair value per share of stock options granted	$1.60	$1.04	$1.83	$2.05

Assumptions:
Risk-free interest rate	3.0%	3.5%	3.5%	4.4%
Expected dividend yield	7%	8%	8%	8%
Expected volatility	40%	35%	53%	50%
Expected option life	4 years	6 years	6 years	6 years
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

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
		(in millions)
Weighted average number of shares outstanding:
Basic	84.1	82.2	81.6	81.1
Dilutive effect of stock compensation awards(1)	.5	.3	—	.3

Diluted	84.6	82.5	81.6	81.4

(1)	No dilutive effect of stock compensation awards is recognized in a period in which a net loss has occurred. Potential shares totaling .3 million for the six month-period ended December 31, 2002 would be antidilutive, and therefore diluted earnings per share is the same as basic earnings per share.

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

2. RESTATEMENTS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
     USEC previously restated its consolidated financial statements (the “Original Restatement”) in its 2004 Annual Report on Form 10-K for the year ended December 31, 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, to correct errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to the recognition of revenue and the valuation of deferred tax assets and the associated valuation allowance. USEC has identified additional errors of a similar nature and has restated its consolidated financial statements (the “Second Restatement”) for 2004 and 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002.
     The Original Restatement corrected the timing of revenue recognition of certain sales of uranium and low enriched uranium (“LEU”). In a limited number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment without physically delivering the uranium or LEU to the customer. In these sales transactions, in accordance with general industry practice and by contract, USEC holds the uranium or LEU at the Paducah plant. USEC had evaluated authoritative accounting guidance relating to revenue recognition for these sales, but certain technical aspects were applied incorrectly. As a result, in these limited number of sales transactions where, pursuant to its agreement with the customer, USEC continues to hold the uranium or LEU, USEC restated its financial statements in the Original Restatement to defer the recognition of revenue until the uranium or LEU is physically delivered rather than at the time title transfers to customers and cash is received. As a result of the Original Restatement related to revenue recognition, net income in 2003 was reduced by $.9 million (or $.01 per share), the net loss in the six-month period ended December 31, 2002, was reduced by $2.0 million (or $.02 per share), and net income in the fiscal year ended June 30, 2002, was reduced by $1.0 million (or $.01 per share). The impact of the restatement for periods prior to fiscal 2002 was reflected as a decrease of $2.0 million to retained earnings at the earliest date presented in the consolidated financial statements (June 30, 2001). Consolidated financial data for first, second and third quarters of 2004 were restated and presented along with the corresponding restated quarters in 2003 in the note to the consolidated financial statements that reports unaudited quarterly financial data. Net income in the first nine months of 2004 was reduced by $1.8 million (or $.02 per share). Net income of $3.6 million moved to the fourth quarter of 2004.
     During the Original Restatement process, USEC incorrectly recorded one “bill and hold” transaction and did not identify two other “bill and hold” transactions of a similar nature. These transactions have been corrected in the Second Restatement. As a result of the Second Restatement related to revenue recognition, net income in the year ended December 31, 2003 was reduced by $0.8 million (or $.01 per share), net income in the fiscal year ended June 30, 2002 was reduced by $1.7 million (or $.02 per share), and net income in the fiscal year ended June 30, 2001 increased by $1.7 million (or $.02 per share), reflected as an increase of $1.7 million to retained earnings at the earliest date presented in the consolidated financial statements (June 30, 2001). The Original and Second Restatements relating to revenue recognition resulted in balance sheet adjustments to other current assets, deferred income taxes, accrued income taxes payable, deferred revenue and retained earnings.
     The Original Restatement also corrected the valuation allowance relating to deferred tax assets established at USEC’s privatization in the fiscal year ended June 30, 1999. Prior to 2004, USEC had conducted assessments of the recoverability of deferred tax assets and had concluded that it was more likely than not that a portion of the deferred tax assets would not be recognized or realized. Accordingly, a valuation allowance of $45.2 million was established to reflect the assessment. In connection with the Original Restatement, USEC determined that the criteria in a technical accounting standard used to assess whether a valuation allowance should be recorded for deferred tax assets had been applied incorrectly. As a result of a more comprehensive evaluation of the future recovery or realizability of deferred tax assets at December 31, 2004, USEC determined that, in prior years, it was more likely than not that deferred tax assets would have been recovered or realized from taxable income in future years. Accordingly, USEC’s Original Restatement reflected the removal of the valuation allowance amounting to $45.2 million that had been established as a result of the assessment in prior years. The impact of the restatement was reflected as an increase of $45.2 million to deferred income taxes and retained earnings beginning at the earliest date presented in the consolidated financial statements (June 30, 2001).
     USEC has determined, based on a review of its calculations of deferred tax assets established at the time of its privatization in fiscal 1999, that a deferred tax asset was overstated by $5.1 million. The Second Restatement corrects the amount of deferred tax assets, accrued income taxes payable and retained earnings. As a result of this correction, retained earnings at the earliest date presented in the consolidated financial statements (June 30, 2001) are reduced by $5.1 million with a corresponding decrease in deferred tax assets of $4.5 million and increase in accrued income taxes payable of $.6 million. As of December 31, 2004, this correction is reflected as a decrease in retained earnings of $5.1 million with a corresponding decrease in deferred tax assets of $3.8 million and increase in accrued income taxes payable of $1.3 million. There was no impact on previously reported net income for any of the periods included in this Form 10-K/A as a result of either of the restatements related to the accounting for deferred taxes.
     The effects of the Original and Second Restatements are as follows (in millions, except per share data):

			Six-Month		Fiscal Year
	Year Ended		Period Ended		Ended
	December 31,2003		December 31,2002		June 30, 2002
	As previously		As previously		As previously
	reported(1)	As restated	reported(1)	As restated	reported(1)	As restated
Revenue	$1,460.3	$1,436.7	$777.4	$780.8	$1,528.8	$1,508.8
Cost of sales	1,295.2	1,274.3	741.0	741.2	1,422.1	1,406.6
Gross profit	165.1	162.4	36.4	39.6	106.7	102.2
Operating income (loss)	50.9	48.2	(7.2)	(4.0)	50.1	45.6
Income (loss) before income taxes	17.9	15.2	(22.6)	(19.4)	22.5	18.0
Provision (credit) for income taxes	7.2	6.2	(7.9)	(6.7)	6.3	4.5
Net income (loss)	10.7	9.0	(14.7)	(12.7)	16.2	13.5
Net income (loss) per share — basic and diluted	$.13	$.11	$(.18)	$(.16)	$.20	$.17

	December 31, 2004		December 31, 2003
	As previously		As previously
	reported(2)	As restated	reported(1)	As restated
Current assets:
Deferred income taxes	$26.5	$27.0	—	—
Other current assets	31.8	39.2	$39.9	$78.0
Other long-term assets:
Deferred income taxes	73.5	69.6	52.5	95.4
Total assets	1,999.4	2,003.4	2,053.8	2,134.8
Current liabilities:
Accounts payable and accrued liabilities	201.0	202.3	188.3	189.4
Deferred revenue and advances from customers	20.2	28.8	25.8	68.3
Stockholders’ equity	924.6	918.7	886.2	923.6

(1)	As reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

(2)	As reported in the Annual Report on Form 10-K for the year ended December 31, 2004.
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
	(millions, except
	per share data)
		As restated
Pro forma information:
Revenue	$1,448.5	$1,494.2
Net income	25.4	10.9
Net income per share — basic and diluted	$.30	$.13
4. ACCOUNTS RECEIVABLE, OTHER CURRENT ASSETS, AND ACCOUNTS PAYABLE

	December 31,
	2004	2003
	(millions)
	As restated
Accounts receivable — trade:
Utility customers:
Trade receivables	$195.9	$168.4
Uranium loaned to customers	8.6	30.6

	204.5	199.0

Department of Energy:
U.S. government contracts	25.8	22.8
Unbilled revenue (1)	8.2	32.7

	34.0	55.5

	$238.5	$254.5

Other current assets:
Deferred costs relating to deferred revenue	$19.6	$58.9
Prepaid items	13.6	19.1
Escrow deposit relating to acquisition of NAC	6.0	—

	$39.2	$78.0

Accounts payable and accrued liabilities:
Accounts payable	$103.5	$96.4
Accrued interest payable on long-term debt	14.1	14.9
Accrued income taxes payable	20.8	15.6
Other accrued liabilities	63.9	62.5

	$202.3	$189.4

(1)	Billings under government contracts are invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred and invoiced amounts. USEC expects to invoice and collect the unbilled amounts as contract change orders or revised provisional billing rates are submitted to and approved by DOE.

5. INVENTORIES

	December 31,
	2004	2003
	(millions)
Current assets:
Separative work units	$740.6	$673.0
Uranium	212.2	187.9
Out-of-specification uranium held for DOE	39.4	—
Materials and supplies	17.2	22.3

	1,009.4	883.2

Long-term assets:
Uranium	28.5	—
Out-of-specification uranium	51.7	156.2
Highly enriched uranium from Department of Energy	76.0	109.9

	156.2	266.1

	$1,165.6	$1,149.3

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
     Commitments to purchase SWU under the Russian Contract and other commitments to downblend highly enriched uranium from DOE and to purchase uranium from suppliers over the next five years are estimated as follows (in millions):

2005	$537.2
2006	522.3
2007	505.5
2008	507.7
2009	480.0

7. INCOME TAXES
     The provision (credit) for income taxes follows (in millions):

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
	As restated
Current:
Federal	$8.8	$8.0	$(7.5)	$13.0
State and local	1.7	1.1	(1.0)	1.6

	10.5	9.1	(8.5)	14.6

Deferred:
Federal	2.9	(2.0)	1.7	(9.2)
State and local	(.3)	(.9)	.1	(.9)

	2.6	(2.9)	1.8	(10.1)

	$13.1	$6.2	$(6.7)	$4.5

     Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2004	2003
	As restated
Deferred tax assets:
Plant lease turnover and other exit costs	$23.3	$39.4
Employee benefits costs	37.5	23.8
Inventory	15.4	.2
Tax intangibles	4.8	7.0
Deferred costs for depleted uranium	14.1	23.5
Tax credit carryforwards	1.8	5.3
Net operating loss carryforwards	1.9	—
Accrued expenses	4.2	.1
Other	1.6	1.8

	104.6	101.1

Valuation allowance	(2.3)	—

Deferred tax assets, net of valuation allowance	102.3	101.1

Deferred tax liabilities:
Prepaid expenses	1.8	1.8
Property, plant and equipment	3.9	3.9

Deferred tax liabilities	5.7	5.7

	$96.6	$95.4

     The valuation allowance of $2.3 million reduced deferred tax assets to $102.3 million at December 31, 2004, a net amount that USEC has determined, based on an assessment of positive and negative available evidence, is more likely than not to be realized in future years. A valuation allowance is provided if it is more likely than not that all or a portion of a deferred tax asset will not be realized. Deferred tax assets were increased in 2004 by $6.0 million and a valuation allowance of $2.3 million was recorded as a result of the acquisition of NAC. The valuation allowance relates primarily to state net operating losses that are available to offset future state taxable income of NAC.

Tax benefits that may be earned from the net operating losses will be recorded as reduction to goodwill.
     USEC’s federal and state income tax returns are subject to audit. Federal income tax returns for the years 1999 to 2002 are being examined by the Internal Revenue Service, and USEC believes adequate provisions have been recorded in the consolidated financial statements. At December 31, 2004, USEC had alternative minimum tax credit carryforwards of $1.8 million that can be carried forward indefinitely. The NAC state net operating losses can be carried forward from 5 to 20 years.
     A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
		As restated
Federal statutory tax rate	35%	35%	(35)%	35%
State income taxes (credit), net of federal	3	3	(3)	3
Export tax incentives	(2)	(1)	(3)	(13)
Nontaxable accrual of Medicare subsidy	(3)	—	—	—
Research and other tax credits	(4)	—	—	—
Nondeductible acquired in-process research and development expense	3	—	—	—
Other nondeductible expenses	3	4	6	3
Other	1	—	—	(3)

	36%	41%	(35)%	25%

8. DEBT

	December 31,
	2004	2003
	(in millions)
Long-term debt:
6.625% senior notes, due January 20, 2006	$325.0	$350.0
6.750% senior notes, due January 20, 2009	150.0	150.0

	$475.0	$500.0

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
9. SPECIAL CHARGES FOR CONSOLIDATING PLANT OPERATIONS
     Changes in accrued liabilities resulting from special charges for consolidating plant operations follow (in millions):

	Balance	Special	Paid	Balance	Special	Paid	Balance
	June 30,	Charge	and	June 30,	Charge	and	December 31,
	2001	(Credit)	Utilized	2002	(Credit)	Utilized	2002
Workforce reductions:
Portsmouth plant	$30.0	$(19.3)	$(1.5)	$9.2	$(6.3)	$(2.9)	—
Paducah plant	—	—	—	—	$6.3	—	$6.3
Lease turnover and other exit costs at Portsmouth plant	23.3	(3.8)	(3.1)	16.4	—	.1	16.5
Impairment of property, plant and equipment at Portsmouth plant	—	16.4	(16.4)	—	—	—	—

	$53.3	$(6.7)	$(21.0)	$25.6	$—	$(2.8)	$22.8

	Balance		Paid	Balance	Paid	Balance
	December 31,	Charge	and	December 31,	and	December 31,
	2002	(Credit)	Utilized	2003	Utilized	2004
Workforce reductions at Paducah plant	$6.3	$1.3	$(7.6)	—	—	—
Lease turnover and other exit costs at Portsmouth plant	16.5	(.8)	(2.8)	$12.9	$(12.9)	—

	$22.8	$.5	$(10.4)	$12.9	$(12.9)	$—

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

$402.7

Settlement of Power Contract — Ohio Valley Electric Corporation
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

     Stock options vest or become exercisable in equal annual installments over a one to three year period and expire 5 or 10 years from the date of grant. A summary of shares available for grants of stock options and stock options outstanding follows (shares in thousands):

	Shares	Stock Options Outstanding
	Available for		Weighted-
	Grant of		Average
	Stock Options	Shares	Exercise Price
Balance at June 30, 2001	3,435	3,248	$7.78
Granted	(1,138)	1,138	8.18
Exercised	—	(162)	5.06
Forfeited	1,378	(1,378)	11.36

Balance at June 30, 2002	3,675	2,846	6.40
Granted	(1,575)	1,575	7.02
Exercised	—	(56)	4.69
Forfeited	37	(37)	8.30

Balance at December 31, 2002	2,137	4,328	6.63
Granted	(728)	728	6.97
Exercised	—	(264)	5.19
Forfeited	85	(85)	10.16

Balance at December 31, 2003	1,494	4,707	6.70
Authorized	2,805	—	—
Granted	(688)	688	8.02
Exercised	—	(1,746)	6.70
Forfeited	1,806	(1,806)	6.53

Balance at December 31, 2004	5,417	1,843	7.36

     Stock options outstanding and options exercisable at December 31, 2004, follow (shares in thousands):

Stock			Stock
Exercise	Options	Remaining	Options
Price	Outstanding	Life in Years	Exercisable
$3.63 to 6.97	304	6.2	283
7.00	240	8.6	57
7.02 to 7.13	544	7.4	351
8.05	418	4.2	49
8.50	264	6.6	264
10.44 to 14	73	4.6	73

	1,843	6.4	1,077

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

15. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION
     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

			Six-Month	Fiscal Year
	Years Ended		Period Ended	Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
		As restated
United States	$918.2	$919.0	$452.2	$1,056.6

Foreign:
Japan	215.2	266.7	180.5	330.5
Other	283.8	251.0	148.1	121.7

	499.0	517.7	328.6	452.2

	$1,417.2	$1,436.7	$780.8	$1,508.8

     Our 10 largest electric utility customers represented 48% of revenue and our three largest electric utility customers represented 21% of revenue in 2004. Revenue from Exelon Corporation, a domestic customer, represented more than 10%, but less than 15%, of revenue in 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002. Revenue from U.S. government contracts represented 12% of revenue in 2004 and in 2003.
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
	(millions)
		As restated
Revenue
LEU segment:
Separative work units	$1,027.3	$1,110.8	$668.0	$1,289.3
Uranium	224.0	159.9	43.2	116.9

	1,251.3	1,270.7	711.2	1,406.2
U.S. government contracts segment	163.0	166.0	69.6	102.6
Other	2.9	—	—	—

	$1,417.2	$1,436.7	$780.8	$1,508.8

Segment Operating Income (Loss):
LEU segment	$125.9	$101.8	$20.0	$94.6
U.S. government contracts segment	13.5	15.8	3.6	1.7
Other	(2.1)	—	—	—

Segment operating income	137.3	117.6	23.6	96.3
Selling, general, and administrative	64.1	69.4	27.6	50.7

Operating income (loss)	73.2	48.2	(4.0)	45.6
Interest expense, net of interest income	36.6	33.0	15.4	27.6

Income (loss) before income taxes	$36.6	$15.2	$(19.4)	$18.0

	December 31,
	2004	2003	2002
	(millions)
	As restated
Assets
LEU segment	$1,952.1	$2,076.7	$2,046.5
U.S. government contracts segment	32.4	58.1	61.9
Other	18.9	—	—

	$2,003.4	$2,134.8	$2,108.4

     USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2004, all of which were located in the United States.

16. QUARTERLY FINANCIAL DATA (Unaudited)
     The following table summarizes quarterly and annual results of operations (in millions, except per share data):

	March 31,	June 30,	Sept. 30,	Dec. 31,		Year
	2004	2004	2004	2004		2004
	As restated(1)
Revenue	$210.3	$302.5	$255.9	$648.5		$1,417.2
Cost of sales	192.5	254.0	218.5	558.1		1,223.1

Gross profit	17.8	48.5	37.4	90.4		194.1
Advanced technology costs	9.4	10.6	16.4	22.1		58.5
Selling, general and administrative	16.0	15.9	15.3	16.9		64.1
Other (income) expense, net	—	—	—	(1.7	)(2)	(1.7	)(2)

Operating income (loss)	(7.6)	22.0	5.7	53.1		73.2
Interest expense	9.4	10.4	10.0	10.7		40.5
Interest (income)	(.7)	(.8)	(1.2)	(1.2)		(3.9)
Provision (credit) for income taxes	(6.5)	5.0	(.8)	15.4		13.1

Net income (loss)	$(9.8)	$7.4	$(2.3)	$28.2		$23.5

Net income (loss) per share — basic and diluted	$(.12)	$.09	$(.03)	$.33		$.28
Average number of shares outstanding — basic	83.0	84.0	84.4	85.0		84.1
Average number of shares outstanding — diluted(3)	83.0	84.5	84.4	85.9		84.8

	March 31,	June 30,	Sept. 30,	Dec. 31,	Year
	2003	2003	2003	2003	2003
	As restated(1)
Revenue	$338.0	$364.3	$343.6	$390.8	$1,436.7
Cost of sales	302.3	322.9	301.9	347.2	1,274.3

Gross profit	35.7	41.4	41.7	43.6	162.4
Advanced technology costs	9.6	11.0	12.1	12.1	44.8
Selling, general and administrative	14.4	14.8	15.1	25.1	69.4

Operating income	11.7	15.6	14.5	6.4	48.2
Interest expense	9.2	9.7	9.8	9.7	38.4
Interest (income)	(1.7)	(1.4)	(1.5)	(.8)	(5.4)
Provision (credit) for income taxes	1.7	3.1	2.4	(1.0)	6.2

Net income (loss)	$2.5	$4.2	$3.8	$(1.5)	$9.0

Net income (loss) per share — basic and diluted	$.03	$.05	$.05	$(.02)	$.11
Average number of shares outstanding — basic	82.0	82.2	82.3	82.5	82.2
Average number of shares outstanding — diluted(3)	82.3	82.5	82.7	82.5	82.6

(1)	Refer to Note 2 to the consolidated financial statements.
(2)	Other income in the three months and year ended December 31, 2004, includes income of $4.4 million ($2.7 million or $.03 per share after tax) from customs duties paid to USEC as a result of trade actions, partly offset by expense of $2.7 million (or $.03 per share) for acquired-in-process research and development expense relating to the acquisition of NAC.
(3)	No dilutive effect of stock compensation awards is recognized in those periods in which a net loss has occurred.

GLOSSARY
American Centrifuge — An advanced uranium enrichment technology based on the proven workable U.S. centrifuge technology developed by DOE in the mid-1980s.
American Centrifuge Demonstration Facility — Demonstration facility in Piketon, Ohio where USEC plans to install a lead cascade of centrifuge machines to demonstrate the American Centrifuge technology.
American Centrifuge Plant — GCEP Buildings in Piketon, Ohio where USEC plans to install thousands of centrifuge machines and operate a commercial uranium enrichment facility using centrifuge technology.
Assay — The concentration of U235 expressed by percentage of weight in a given quantity of uranium ore, uranium hexafluoride, uranium oxide or other uranium form. An assay of 3 to 5% U235 is required for most commercial nuclear power plants.
Cascade — Enrichment stages piped together in a series or combination series/parallel arrangement to form the production process in a gas centrifuge plant or a gaseous diffusion plant.
Centrifuge — A technology for enriching uranium by spinning uranium hexafluoride at high speed and using centrifugal force to separate the heavier U238 from the lighter U235.
CERCLA — The Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. 9601 et seq.), a federal law passed in 1980 by the Superfund Amendments and Reauthorization Act. The act created a government trust fund, commonly known as Superfund, to investigate and clean up abandoned or uncontrolled hazardous waste sites.
Depleted Uranium — Uranium hexafluoride that is depleted in the U235 isotope as a result of the enrichment process.
DOC — The U.S. Department of Commerce.
DOE — The U.S. Department of Energy.
Downblending -The diluting or mixing of highly enriched uranium with depleted or natural uranium to produce low enriched uranium with a concentration of U235 of less than 5% for use in commercial nuclear reactors.
EEI — Electric Energy Inc., an electric power supplier to the Paducah plant.
Enrichment — The step in the nuclear fuel cycle that increases the weight percent of U235 relative to U238 in order to make uranium usable as a fuel for nuclear power reactors.
EPA — The U.S. Environmental Protection Agency.
Executive Agent MOA — The Executive Agent Memorandum of Agreement under which USEC is designated the U.S. Executive Agent to purchase the SWU component of LEU under the Russian Contract.

Gaseous Diffusion — A means of enriching uranium hexafluoride, which is heated to a gas and passed repeatedly through porous barriers to separate the heavier U238 from the lighter U235. The gas that diffuses through the barrier becomes increasingly more concentrated or enriched.
GCEP — Gas Centrifuge Enrichment Plant — Buildings located in Piketon, Ohio owned by DOE where USEC plans to demonstrate the American Centrifuge technology and construct and operate the American Centrifuge Plant.
Highly Enriched Uranium -Uranium enriched in the isotope U235 to an assay in excess of 20%.
Isotope — One or more atoms of an element having the same atomic number but different mass number.
Low Enriched Uranium (“LEU”) -Uranium enriched in the isotope U235 to an assay equal to or less than 20%. Commercial grade LEU typically has an assay of 3 to 5% and is used as fuel in nuclear reactors for the generation of electric power.
Megatons to Megawatts — The Russian Contract.
Megawatt (“MW”) — A megawatt equals 1,000 kilowatts. One megawatt-hour represents one hour of electricity consumption at a constant rate of 1 MW.
Natural Uranium — Uranium that has not been enriched.
NMMSS — The Nuclear Materials Management and Safeguards System of the DOE and NRC.
NRC — The U.S. Nuclear Regulatory Commission.
OVEC — Ohio Valley Electric Corporation, an electric power supplier to the Portsmouth plant.
PACE — Paper, Allied-Industrial, Chemical and Energy Workers International Union.
Russian Contract — Contract, dated January 14, 1994, between USEC and TENEX to implement the Agreement between the United States and the Russian Federation Concerning the Disposition of Highly Enriched Uranium Extracted from Nuclear Weapons. Under the contract, USEC serves as Executive Agent for the United States Government, and TENEX serves as Executive Agent of the Russian Federation.
Separative Work Unit (“SWU”) - The standard measure of enrichment in the uranium enrichment industry is a separative work unit. A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope, and is measured using a standard formula based on the physics of uranium enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as the SWU component.
Technetium — A byproduct from the operation of nuclear reactors and a contaminant in natural uranium.
TENEX — OAO Techsnabexport, Executive Agent for Russian Federation under the Russian Contract.
TVA — Tennessee Valley Authority, a federally-chartered corporation that supplies electric power to the Paducah gaseous diffusion plant.

Underfeeding — A mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power.
Uranium — One of the heaviest elements found in nature. Approximately 993 of every 1000 uranium atoms are U238 while approximately seven atoms are U235, which can be made to split, or fission, and generate heat energy.
Uranium Hexafluoride — Uranium chemical compound produced from converting natural uranium oxide into a fluoride at a conversion plant. Uranium hexafluoride is the feed material for uranium enrichment plants.

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