Form 10-Q/A
period 2005-03-31
USEC INC
filed 2005-08-03
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

     This Amendment No. 1 on Form 10-Q/A to the quarterly report on Form 10-Q contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainties, including certain assumptions regarding the future performance of USEC. Actual results and trends may differ materially depending upon a variety of factors, including, without limitation, market demand for the products and services of USEC and its subsidiaries, pricing trends in the uranium and enrichment markets, deliveries under the Russian Contract, the availability and cost of electric power, implementation of agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of centrifuge technology and facilities, satisfactory performance of the American Centrifuge technology at various stages of demonstration, USEC’s ability to successfully execute its internal performance plans, the refueling cycles of customers, final determinations of environmental and other costs, the outcome of litigation, arbitration and trade actions, changes to existing restrictions on imports of foreign-produced LEU and uranium, USEC’s ability to renegotiate or replace revolving credit commitments by September 2005 and to refinance senior notes by January 2006, performance under U.S. government contracts and audits of allowable costs billed under U.S. government contracts, and the impact of any government regulation. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Reference is made to additional information describing risks and uncertainties reported elsewhere in this quarterly report.

EXPLANATORY NOTE
     The purpose of this amendment on Form 10-Q/A to the quarterly report on Form 10-Q of USEC Inc. for the three months ended March 31, 2005 is to restate the consolidated condensed balance sheets at March 31, 2005 and December 31, 2004, the consolidated condensed statements of cash flows for the three months ended March 31, 2005 and March 31, 2004 and related footnote disclosures as described in Note 2 to the consolidated condensed financial statements. This amendment does not affect the consolidated condensed statements of income (loss) for the three months ended March 31, 2005 and March 31, 2004.
     On March 11, 2005, USEC announced restatements to correct inadvertent errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to (a) “bill and hold” revenue recognition and (b) valuation of deferred tax assets, including the associated tax valuation allowance. These restatements were reflected in USEC’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005, and quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed on May 2, 2005.
     USEC identified additional adjustments relating to the timing of revenue recognition and the valuation of deferred tax assets. Reference is made to Amendment No. 1 on Form 10-K/A to USEC’s annual report for the year ended December 31, 2004, filed concurrently with this amendment, for a complete description.
     The consolidated condensed financial statements in this quarterly report are restated to reflect the impact on stockholders’ equity of $0.8 million for revenue previously recognized in 2003 that has now been deferred. Separately, a deferred tax asset established on USEC’s balance sheet at privatization in fiscal 1999 was overstated by $5.1 million. Accordingly, the consolidated condensed balance sheet at March 31, 2005 has been restated to reflect a decrease in retained earnings of $5.1 million with a corresponding decrease in deferred tax assets of $3.7 million and increase in accrued income taxes payable of $1.4 million. This amended quarterly report on Form 10-Q/A also reflects the restatement of the consolidated balance sheet at December 31, 2004, reflected in USEC’s annual report on Form 10-K/A, filed concurrently with this amendment.
     For the convenience of the reader, this amendment on Form 10-Q/A includes all of the information contained in the quarterly report on Form 10-Q for the three months ended March 31, 2005, and no attempt has been made to modify or update the disclosures except to reflect the effects of the restatement. This amendment on Form 10-Q/A, including all certifications attached hereto, does not reflect events occurring subsequent to the filing of the quarterly report on Form 10-Q and does not modify or update the disclosures. With the exception of Item 2 of Part II, which was amended to report common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan, information not affected by the restatement is unchanged and reflects the disclosures made at the time the quarterly report on Form 10-Q was filed on May 2, 2005. The following items have been amended as a result of the restatement:
•	Part I — Item 1 — Consolidated Condensed Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “Working Capital” table)

•	Part II — Item 4 — Controls and Procedures
     In addition, pursuant to the rules of the SEC, Item 6 of Part II has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32, respectively.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	March 31,	December 31,
	2005	2004
	As restated
ASSETS
Current Assets
Cash and cash equivalents	$242.4	$174.8
Restricted cash	4.7	—
Accounts receivable — trade	132.7	238.5
Inventories	1,059.5	1,009.4
Deferred income taxes	22.0	27.0
Other current assets	34.5	39.2

Total Current Assets	1,495.8	1,488.9
Property, Plant and Equipment, net	175.1	178.0
Other Long-Term Assets
Deferred income taxes	74.0	69.6
Deposit for depleted uranium	24.6	23.5
Prepaid pension benefit costs	84.0	82.9
Inventories	146.7	156.2
Goodwill	4.3	4.3

Total Other Assets	333.6	336.5

Total Assets	$2,004.5	$2,003.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$325.0	—
Accounts payable and accrued liabilities	187.3	202.3
Payables under Russian Contract	86.5	89.7
Uranium owed to customers and suppliers	54.0	44.5
Deferred revenue and advances from customers	36.9	28.8

Total Current Liabilities	689.7	365.3
Long-Term Debt	150.0	475.0
Other Liabilities
Deferred revenue and advances from customers	4.9	6.9
Depleted uranium disposition	29.4	26.1
Postretirement health and life benefit obligations	148.2	145.2
Other liabilities	66.5	66.2

Total Other Liabilities	249.0	244.4
Stockholders’ Equity	915.8	918.7

Total Liabilities and Stockholders’ Equity	$2,004.5	$2,003.4

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)
(millions, except per share data)

	Three Months Ended
	March 31,
	2005	2004
		As restated
Revenue:
Separative work units	$214.3	$152.3
Uranium	45.8	19.4
U.S. government contracts and other	51.1	38.6

Total revenue	311.2	210.3

Cost of sales:
Separative work units and uranium	218.9	155.4
U.S. government contracts and other	44.6	37.1

Total cost of sales	263.5	192.5

Gross profit	47.7	17.8
American Centrifuge demonstration and other costs	22.7	9.4
Selling, general and administrative	15.2	16.0

Operating income (loss)	9.8	(7.6)
Interest expense	8.7	9.4
Interest (income)	(1.9)	(.7)

Income (loss) before income taxes	3.0	(16.3)
Provision (credit) for income taxes	2.1	(6.5)

Net income (loss)	$.9	$(9.8)

Net income (loss) per share — basic and diluted	$.01	$(.12)
Dividends per share	$.1375	$.1375
Weighted average number of shares outstanding:
Basic	85.5	83.0
Diluted	86.0	83.0
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	March 31,
	2005	2004
	As restated
Cash Flows from Operating Activities
Net income (loss)	$.9	$(9.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.4	7.7
Depleted uranium disposition	2.2	(1.0)
Changes in operating assets and liabilities:
Short-term investments — decrease	—	15.0
Accounts receivable — decrease	105.8	126.4
Inventories — net (increase)	(32.5)	(153.0)
Payables under Russian Contract — (decrease)	(3.2)	(8.9)
Payment of termination settlement obligation under power purchase agreement	—	(33.2)
Deferred revenue, net of deferred costs	2.4	(4.0)
Accounts payable and other liabilities — (decrease)	(9.0)	(12.9)
Other, net	5.5	(3.1)

Net Cash Provided by (Used in) Operating Activities	80.5	(76.8)

Cash Flows Used in Investing Activities
Capital expenditures	(6.1)	(5.6)

Net Cash (Used in) Investing Activities	(6.1)	(5.6)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(11.7)	(11.5)
Common stock issued	4.9	5.9

Net Cash (Used in) Financing Activities	(6.8)	(5.6)

Net Increase (Decrease)	67.6	(88.0)
Cash and Cash Equivalents at Beginning of Period	174.8	214.1

Cash and Cash Equivalents at End of Period	$242.4	$126.1

Supplemental Cash Flow Information:
Interest paid	$16.1	$17.0
Income taxes paid	12.4	7.3
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
     Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-K/A for the year ended December 31, 2004.
     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.
2. Restatement of Previously Issued Consolidated Financial Statements
     USEC previously restated its consolidated financial statements (“the Original Restatement”) in its 2004 Annual Report on Form 10-K for the year ended December 31, 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, to correct errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to the recognition of revenue and the valuation of deferred tax assets and the associated valuation allowance. USEC identified additional errors of a similar nature and restated its consolidated financial statements (the “Second Restatement”) for 2004 and 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, to further correct the above errors. The Second Restatement is reflected in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004.
     The Original Restatement corrected the timing of revenue recognition of certain sales of uranium and low enriched uranium (“LEU”). In a limited number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment without physically delivering the uranium or LEU to the customer. In these sales transactions, in accordance with general industry practice and by contract, USEC holds the uranium or LEU at the Paducah plant. USEC had evaluated authoritative accounting guidance relating to revenue recognition for these sales, but certain technical aspects were applied incorrectly. As a result, in these limited number of sales transactions where, pursuant to its agreement with the customer, USEC continues to hold the uranium or LEU, USEC restated its financial statements in the Original Restatement to defer the recognition of revenue until the uranium or LEU is physically delivered rather than at the time title transfers to customers and cash is received. The effect of the Original Restatement on the three months ended March 31, 2004 is shown below.

     During the Original Restatement process, USEC incorrectly recorded one “bill and hold” transaction and did not identify two other “bill and hold” transactions of a similar nature. These transactions have been corrected in the Second Restatement. The Second Restatement decreased retained earnings by $0.8 million as of December 31, 2004 and March 31, 2005, and increased other assets and deferred revenue, as shown below, but did not affect the income statements for the three months ended March 31, 2005 and 2004.
     The Original Restatement also corrected the valuation allowance relating to deferred tax assets established at USEC’s privatization in the fiscal year ended June 30, 1999. Prior to 2004, USEC had conducted assessments of the recoverability of deferred tax assets and had concluded that it was more likely than not that a portion of the deferred tax assets would not be recognized or realized. Accordingly, a valuation allowance of $45.2 million was established to reflect the assessment. In connection with the Original Restatement, USEC determined that the criteria in a technical accounting standard used to assess whether a valuation allowance should be recorded for deferred tax assets had been applied incorrectly. As a result of a more comprehensive evaluation of the future recovery or realizability of deferred tax assets at December 31, 2004, USEC determined that, in prior years, it was more likely than not that deferred tax assets would have been recovered or realized from taxable income in future years. Accordingly, USEC’s Original Restatement, reflected in the 2004 annual report on Form 10-K, included the removal of the valuation allowance amounting to $45.2 million that had been established as a result of the assessment in prior years.
     USEC determined, based on a review of its calculations of deferred tax assets established at the time of its privatization in fiscal 1999, that the deferred tax asset established on USEC’s balance sheet was overstated by $5.1 million. The Second Restatement corrects the amount of deferred tax assets, accrued income taxes payable and retained earnings as shown below.
Effects of Restatements on Quarterly Report
     The effect of the Original Restatement follows (in millions, except per share data):

	Three Months Ended
	March 31, 2004
	As previously
	reported	As restated
Revenue	$180.0	$210.3
Cost of sales	164.4	192.5
Gross profit	15.6	17.8
Operating income (loss)	(9.8)	(7.6)
Income (loss) before income taxes	(18.5)	(16.3)
Provision (credit) for income taxes	(7.3)	(6.5)
Net income (loss)	(11.2)	(9.8)
Net income (loss) per share — basic and diluted	$(.13)	$(.12)

     The effect of the Second Restatement follows (in millions):

	March 31, 2005		December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
Current assets:
Deferred income taxes	$21.5	$22.0	$26.5	$27.0
Other current assets	27.2	34.5	31.8	39.2
Other long-term assets:
Deferred income taxes	77.7	74.0	73.5	69.6
Total assets	2,000.4	2,004.5	1,999.4	2,003.4
Current liabilities:
Accounts payable and accrued liabilities	185.9	187.3	201.0	202.3
Deferred revenue and advances from customers	28.3	36.9	20.2	28.8
Stockholders’ equity	921.7	915.8	924.6	918.7
3. Inventories

	March 31,	December 31,
	2005	2004
	(millions)
Current assets:
Separative work units	$785.5	$740.6
Uranium	213.7	212.2
Out-of-specification uranium held for DOE	43.7	39.4
Materials and supplies	16.6	17.2

	1,059.5	1,009.4

Long-term assets:
Uranium	31.1	28.5
Out-of-specification uranium	50.9	51.7
Highly enriched uranium from DOE	64.7	76.0

	146.7	156.2

	$1,206.2	$1,165.6

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
     Under the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, pro forma net income (loss) assumes that compensation expense relating to stock options and to shares of common stock purchased by employees at 85% of the market price under the Employee Stock Purchase Plan is recognized based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of stock options is measured at the date of grant based on the Black-Scholes option pricing model and is amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) if the fair value method of accounting had been applied (in millions, except per share data):

	Three Months Ended
	March 31,
	2005	2004
		As restated
Net income (loss), as reported	$.9	$(9.8)
Add — Stock-based compensation expense included in reported results, net of income tax	.9	1.0
Deduct — Stock-based compensation expense determined under the fair value method, net of income tax	(2.4)	(1.7)

Pro forma net income (loss)	$(.6)	$(10.5)

Net income (loss) per share — basic and diluted:
As reported	$.01	$(.12)
Pro forma	(.01)	(.13)
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
7. Stockholders’ Equity
     Changes in stockholders’ equity were as follows (in millions, except per share data):
						Accumu-
						lated
	Common					Other
	Stock,	Excess of				Compre-
	Par Value	Capital			Deferred	hensive	Total
	$.10 per	over	Retained	Treasury	Comp-	Income	Stockholders’
	Share	Par Value	Earnings	Stock	ensation	(Loss)	Equity
Balance at December 31, 2004
As previously reported	$10.0	$963.9	$62.2	$(109.2)	$(1.6)	$(.7)	$924.6
Effect of restatement	—	—	(5.9)	—	—	—	(5.9)

As restated	10.0	963.9	56.3	(109.2)	(1.6)	(.7)	918.7
Common stock issued	—	4.8	—	6.5	(3.4)	—	7.9
Dividends paid to stockholders	—	—	(11.7)				(11.7)
Net income	—	—	.9	—	—	—	.9

Balance at March 31, 2005, as restated	$10.0	$968.7	$45.5	$(102.7)	$(5.0)	$(.7)	$915.8

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
		As restated
	(millions)
Revenue
LEU segment:
Separative work units	$214.3	$152.3
Uranium	45.8	19.4

	260.1	171.7
U.S. government contracts segment	44.8	38.6
Other	6.3	—

	$311.2	$210.3

Segment Operating Income
LEU segment	$19.0	$6.9
U.S. government contracts segment	5.3	1.5
Other	.7	—

Segment operating income	25.0	8.4
Selling, general, and administrative	15.2	16.0

Operating income (loss)	9.8	(7.6)
Interest expense, net of interest income	6.8	8.7

Income (loss) before income taxes	$3.0	$(16.3)

10. Net Income per Share
     Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by increasing the weighted average number of shares by the assumed conversion of potentially dilutive stock compensation awards.

	Three Months Ended
	March 31,
	2005	2004
	(in millions)
Weighted average number of shares outstanding:
Basic	85.5	83.0
Dilutive effect of stock compensation awards (1)	.5	—

Diluted	86.0	83.0

(1)	No dilutive effect of stock compensation awards is recognized in a period in which a net loss has occurred. Potential shares totaling .6 million for the three months ended March 31, 2004 would be antidilutive, and diluted earnings per share is the same as basic earnings per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, including risks and uncertainties, included in the annual report on Form 10-K/A for the year ended December 31, 2004. As reported in USEC’s annual report on Form 10-K/A for the year ended December 31, 2004, USEC restated the consolidated statements of income (loss) and cash flows for the first, second and third quarters of 2004.
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

Results of Operations — Three Months Ended March 31, 2005 and 2004
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
     Gross profit for U.S. government contracts and other increased $5.0 million (or 333%) in the three months ended March 31, 2005, compared with the corresponding period in 2004. USEC resolved a number of outstanding issues and recovered past due billings to a DOE contractor, for which an allowance had previously been accrued, resulting in nonrecurring income of $2.3 million in the three months ended March 31, 2005. Gross profit in the 2005 period includes $1.0 million from NAC, which was acquired by USEC in November 2004.
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
     Working Capital

	March 31,	December 31,
	2005	2004
	(millions)
	As restated
Cash and cash equivalents	$242.4	$174.8
Accounts receivable — trade	132.7	238.5
Inventories	1,059.5	1,009.4
Current portion of long-term debt	(325.0)	—
Other current assets and liabilities, net	(303.5)	(299.1)

Working capital	$806.1	$1,123.6

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
     Based upon its reviews as of December 31, 2004 and March 31, 2005, management previously concluded that disclosure controls and procedures were not effective because of material weaknesses in USEC’s internal control over financial reporting relating to the timing of the recognition of revenue and the valuation of deferred tax assets. In connection with the restatements of USEC’s consolidated condensed financial statements described in the third and fifth paragraphs of Note 2 to the consolidated condensed financial statements, management has determined that the restatements were an additional effect of these material weaknesses. For additional information on these material weaknesses, refer to Item 9A of the annual report on Form 10-K/A for the year ended December 31, 2004. The Chief Executive Officer and the Chief Financial Officer reaffirm that, as of March 31, 2005, disclosure controls and procedures were still not effective.
     Since December 31, 2004, management has been reviewing and evaluating the disclosure controls and procedures related to “bill and hold” and deferred tax asset transactions with the intent of strengthening such controls and procedures. These efforts are discussed in more detail below in the section on Internal Control over Financial Reporting. Management believes it must further evaluate and test the operational effectiveness of its disclosure controls and procedures and further evaluate whether additional enhancements to disclosure controls and procedures may be required prior to reaching further conclusions regarding the effectiveness of our disclosure controls and procedures.
     While management’s efforts to evaluate, test and enhance disclosure controls and procedures are ongoing, management believes that the consolidated condensed financial statements included in this report present fairly in all material respects the financial condition and results of operations of USEC for the periods presented.
     Internal Control over Financial Reporting
     As USEC reported in its annual report on Form 10-K/A for the year ended December 31, 2004, in connection with management’s assessment of the effectiveness of internal control over financial reporting, USEC identified material weaknesses in internal control over financial reporting relating to the recognition of revenue and the valuation of deferred tax assets. USEC has made and continues to make efforts to evaluate, document and test internal control over financial reporting. We have taken actions to strengthen internal controls with respect to revenue recognition and deferred tax asset matters described in Item 9A of the annual report on Form 10-K/A for the year ended December 31, 2004, including (a) enhancing processes to identify all “bill and hold” transactions, (b) the gathering and thorough evaluation of relevant facts to ensure that sales are recognized in the proper period, (c) ensuring appropriate technical resources are involved in the evaluation of possible accounting treatments, including involving external accounting experts to obtain additional guidance as to the application of generally accepted accounting principles, specifically with respect to revenue, and (d) the formal documentation of the facts and the related review and approval of our conclusions as to the appropriate accounting, with a particular focus on deferred tax assets. USEC has committed to review and increase these efforts, including the establishment of additional review procedures to ensure the identification, validation and proper processing of “bill and hold” transactions and the valuation of deferred tax assets. USEC’s accounting staff and internal audit staff have conducted comprehensive reviews in these areas as evidenced by the further restatement adjustments, and we are evaluating financial staffing requirements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     First Quarter 2005 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
January 1 — January 31	0	—	—	—
February 1 — February 28	61,405	$12.91	—	—
March 1 — March 31	4,022	$16.28	—	—

Total	65,427	$13.12	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 65,427 shares of common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan, as amended.
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

USEC Inc.
August 3, 2005	By	/s/ Ellen C. Wolf
Ellen C. Wolf
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.78	Amendment Agreement, dated December 17, 2005, to Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JP Morgan Chase Bank (as administrative and collateral agent), Merrill Lynch Capital (as syndication agent), GMAC Commercial Finance LLC (as documentation agent), and Congress Financial Corporation (as managing agent).

10.79	Amendment Agreement No. 2, dated February 1, 2005, to Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JP Morgan Chase Bank, N.A. (as administrative and collateral agent), Merrill Lynch Capital (as syndication agent), GMAC Commercial Finance LLC (as documentation agent), and Congress Financial Corporation (as managing agent).

10.80	Amendment Agreement No. 3, dated April 26, 2005, to (a) Revolving Credit Agreement, dated as of September 27, 2002, among United States Enrichment Corporation, the lenders named therein parties thereto, JP Morgan Chase Bank, N.A. (as administrative and collateral agent), Merrill Lynch Capital (as syndication agent), GMAC Commercial Finance LLC (as documentation agent), and Wachovia Bank, N.A. (as managing agent), and (b) the Guarantee, dated September 27, 2002, executed by USEC Inc. in favor of the agent for the lender, the agent as issuers of Letter of Credit, and certain other parties.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.