Form 10-Q
period 2005-06-30
USEC INC
filed 2005-08-05
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14287
USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2107911 (I.R.S. Employer Identification No.)
2 Democracy Center
6903 Rockledge Drive
Bethesda, Maryland 20817
(301) 564-3200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑       No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934.)       Yes ☑       No ☐
     As of July 31, 2005, there were 86,185,000 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

		Page
PART I

Financial Information

Item 1.	Consolidated Condensed Financial Statements:

	Consolidated Condensed Balance Sheets at June 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Condensed Statements of Income (Loss) for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28
PART II
Other Information

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits	31

Signature		32

Exhibit Index		33
     Forward-Looking Statements
     This document contains “forward-looking statements” — that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: market demand for our products and services, including the refueling cycles of our customers; changes in the nuclear energy industry; pricing trends in the uranium and enrichment markets; our dependence on deliveries under the Russian Contract and on a single production facility; the impact of the availability and cost of electric power on our production levels and costs; the implementation of agreements with the Department of Energy regarding uranium inventory remediation and the use of centrifuge technology and facilities; the success of the demonstration and deployment of the American Centrifuge technology; our ability to successfully execute our internal performance plans; final determinations of environmental and other costs; the outcome of litigation, arbitration and trade actions; changes to existing restrictions on imports of foreign-produced LEU and uranium; our ability to renegotiate or replace revolving credit commitments by September 2005 and to refinance senior notes by January 2006; performance under U.S. government contracts and audits of allowable costs billed under U.S. government contracts; the impact of government regulation; and other risks and uncertainties discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A. We do not undertake to update our forward-looking statements.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	June 30,	December 31,
	2005	2004
		As restated

ASSETS
Current Assets
Cash and cash equivalents	$183.0	$174.8
Short-term investments	30.0	—
Restricted short-term investments	9.6	—
Accounts receivable — trade	103.0	238.5
Inventories	1,205.5	1,009.4
Deferred income taxes	17.3	27.0
Other current assets	30.6	39.2

Total Current Assets	1,579.0	1,488.9
Property, Plant and Equipment, net	174.4	178.0
Other Long-Term Assets
Deferred income taxes	77.0	69.6
Deposit for depleted uranium	24.6	23.5
Prepaid pension benefit costs	85.1	82.9
Inventories	101.4	156.2
Goodwill	4.3	4.3

Total Other Long-Term Assets	292.4	336.5

Total Assets	$2,045.8	$2,003.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$325.0	—
Accounts payable and accrued liabilities	195.7	$202.3
Payables under Russian Contract	120.2	89.7
Uranium owed to customers and suppliers	53.5	44.5
Deferred revenue and advances from customers	44.7	28.8

Total Current Liabilities	739.1	365.3
Long-Term Debt	150.0	475.0
Other Long-Term Liabilities
Deferred revenue and advances from customers	4.9	6.9
Depleted uranium disposition	32.9	26.1
Postretirement health and life benefit obligations	149.7	145.2
Other liabilities	66.9	66.2

Total Other Long-Term Liabilities	254.4	244.4
Stockholders’ Equity	902.3	918.7

Total Liabilities and Stockholders’ Equity	$2,045.8	$2,003.4

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)
(millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		As restated		As restated

Revenue:
Separative work units	$193.3	$196.2	$407.6	$348.5
Uranium	33.7	64.9	79.5	84.3
U.S. government contracts and other	50.4	41.4	101.5	80.0

Total revenue	277.4	302.5	588.6	512.8
Cost of sales:
Separative work units and uranium	191.4	216.7	410.3	372.1
U.S. government contracts and other	43.8	37.3	88.4	74.4

Total cost of sales	235.2	254.0	498.7	446.5

Gross profit	42.2	48.5	89.9	66.3
Advanced technology costs	23.9	10.6	46.6	20.0
Selling, general and administrative	14.0	15.9	29.2	31.9

Operating income	4.3	22.0	14.1	14.4
Interest expense	9.1	10.4	17.8	19.8
Interest (income)	(3.2)	(.8)	(5.1)	(1.5)

Income (loss) before income taxes	(1.6)	12.4	1.4	(3.9)
Provision (credit) for income taxes	1.4	5.0	3.5	(1.5)

Net income (loss)	$(3.0)	$7.4	$(2.1)	$(2.4)

Net income (loss) per share — basic and diluted	$(.03)	$.09	$(.02)	$(.03)
Dividends per share	$.1375	$.1375	$.2750	$.2750
Weighted average number of shares outstanding:
Basic	86.2	84.0	85.8	83.5
Diluted	86.2	84.5	85.8	83.5
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended
	June 30,
	2005	2004
		As restated

Cash Flows from Operating Activities
Net income (loss)	$(2.1)	$(2.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17.2	15.5
Deferred income taxes	2.4	(3.4)
Depleted uranium disposition	5.7	(1.0)
Changes in operating assets and liabilities:
Short-term investments — (increase) decrease	(30.0)	35.0
Accounts receivable — decrease	135.5	51.5
Inventories — net (increase)	(133.7)	(194.9)
Payables under Russian Contract — increase (decrease)	30.5	(28.5)
Payment of termination settlement obligation under power purchase agreement	—	(33.2)
Deferred revenue, net of deferred costs	5.8	13.0
Accounts payable and other liabilities — (decrease)	(2.3)	(9.7)
Other, net	9.2	2.5

Net Cash Provided by (Used in) Operating Activities	38.2	(155.6)

Cash Flows Used in Investing Activities
Capital expenditures	(11.8)	(11.2)

Net Cash (Used in) Investing Activities	(11.8)	(11.2)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(23.6)	(23.0)
Common stock issued	5.4	8.1

Net Cash (Used in) Financing Activities	(18.2)	(14.9)

Net Increase (Decrease)	8.2	(181.7)
Cash and Cash Equivalents at Beginning of Period	174.8	214.1

Cash and Cash Equivalents at End of Period	$183.0	$32.4

Supplemental Cash Flow Information:
Interest paid	$16.2	$17.2
Income taxes paid	13.4	8.1
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
     The unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-K/A for the year ended December 31, 2004.
     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.
2. Restatement of Previously Issued Consolidated Financial Statements
     USEC previously restated its consolidated financial statements (“the Original Restatement”) in its 2004 Annual Report on Form 10-K for the year ended December 31, 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, to correct errors in the application of generally accepted accounting principles dealing with complex and technical accounting issues relating to the recognition of revenue and the valuation of deferred tax assets and the associated valuation allowance. USEC identified additional errors of a similar nature and has restated its consolidated financial statements (the “Second Restatement”) for 2004 and 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, to further correct the above errors. The Second Restatement is reflected in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004.
     The Original Restatement corrected the timing of revenue recognition of certain sales of uranium and low enriched uranium (“LEU”). In a limited number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment without physically delivering the uranium or LEU to the customer. In these sales transactions, in accordance with general industry practice and by contract, USEC holds the uranium or LEU at the Paducah plant. USEC had evaluated authoritative accounting guidance relating to revenue recognition for these sales, but certain technical aspects were applied incorrectly. As a result, in these limited number of sales transactions where, pursuant to its agreement with the customer, USEC continues to hold the uranium or LEU, USEC restated its financial statements in the Original Restatement to defer the recognition of revenue until the uranium or LEU is physically delivered rather than at the time title transfers to customers and cash is received. The effects of the Original Restatement on the three and six months ended June 30, 2004 are shown below.

     During the Original Restatement process, USEC incorrectly recorded one “bill and hold” transaction and did not identify two other “bill and hold” transactions of a similar nature. These transactions have been corrected in the Second Restatement. The Second Restatement decreased retained earnings by $0.8 million as of December 31, 2004, and increased other assets and deferred revenue, as shown below, but did not affect the income statements for the three and six months ended June 30, 2004.
     The Original Restatement corrected the valuation allowance relating to deferred tax assets established at USEC’s privatization in the fiscal year ended June 30, 1999. Prior to 2004, USEC had conducted assessments of the recoverability of deferred tax assets and had concluded that it was more likely than not that a portion of the deferred tax assets would not be recognized or realized. Accordingly, a valuation allowance of $45.2 million was established to reflect the assessment. In connection with the Original Restatement, USEC determined that the criteria in a technical accounting standard used to assess whether a valuation allowance should be recorded for deferred tax assets was applied incorrectly. As a result of a more comprehensive evaluation of the future recovery or realizability of deferred tax assets at December 31, 2004, USEC determined that, in prior years, it was more likely than not that deferred tax assets would have been recovered or realized from taxable income in future years. Accordingly, USEC’s Original Restatement, reflected in the 2004 annual report on Form 10-K, included the removal of the valuation allowance amounting to $45.2 million that had been established as a result of the assessment in prior years.
     USEC determined, based on a review of its calculations of deferred tax assets established at the time of its privatization in fiscal 1999, that the deferred tax asset established on USEC’s balance sheet was overstated by $5.1 million. The Second Restatement corrects the amount of deferred tax assets, accrued income taxes payable and retained earnings at December 31, 2004, as shown below.
Effects of Restatements on Quarterly Report
     The effect of the Original Restatement follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004
	As previously		As previously
	reported	As restated	reported	As restated
Revenue	$318.6	$302.5	$498.6	$512.8
Cost of sales	263.2	254.0	427.6	446.5
Gross profit	55.4	48.5	71.0	66.3
Operating income	28.9	22.0	19.1	14.4
Income (loss) before income taxes	19.3	12.4	.8	(3.9)
Provision (credit) for income taxes	7.6	5.0	.3	(1.5)
Net income (loss)	11.7	7.4	.5	(2.4)
Net income (loss) per share — basic and diluted	$.14	$.09	$.01	$(.03)

     The effect of the Second Restatement follows (in millions):

	December 31, 2004
	As previously
	reported (1)	As restated (2)

Current assets:
Deferred income taxes	$26.5	$27.0
Other current assets	31.8	39.2
Other long-term assets:
Deferred income taxes	73.5	69.6
Total assets	1,999.4	2,003.4
Current liabilities:
Accounts payable and accrued liabilities	201.0	202.3
Deferred revenue and advances from customers	20.2	28.8
Stockholders’ equity	924.6	918.7
(1) As reported in the 2004 annual report of Form 10-K.
(2) As restated in the amended 2004 annual report on Form 10-K/A.
Informal SEC Inquiry
     In April 2005, in connection with the Original Restatement, the SEC’s Division of Enforcement advised the Company that it was conducting an informal inquiry with respect to the restatement. The SEC has asked us to provide documents and information about the Original and Second Restatements and we are cooperating fully with the inquiry.
3. Short-Term Investments
     At June 30, 2005, USEC had investments in auction rate securities backed by guaranteed student loans. The balance sheet carrying amount is stated at fair value.
4. Inventories

	June 30,	December 31,
	2005	2004
	(millions)
Current assets:
Separative work units	$893.9	$740.6
Uranium	245.8	212.2
Out-of-specification uranium held for DOE	47.5	39.4
Materials and supplies	18.3	17.2

	1,205.5	1,009.4

Long-term assets:
Uranium	—	28.5
Out-of-specification uranium	47.2	51.7
Highly enriched uranium from DOE	54.2	76.0

	101.4	156.2

	$1,306.9	$1,165.6

     Remediating or Replacing USEC’s Out-of-Specification Uranium Inventory
     In December 2000, we reported to the Department of Energy (“DOE”) that 9,550 metric tons of natural uranium with a cost of $237.5 million transferred to USEC from DOE prior to privatization in 1998 may contain elevated levels of technetium that would put the uranium out of specification for commercial use. Out of specification means that the uranium would not meet the industry standard as defined in the American Society for Testing and Materials (“ASTM”) specification “Standard Specification for Uranium Hexafluoride for Enrichment.” The levels of technetium exceeded allowable levels in the ASTM specification.
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
     At June 30, 2005, 7,884 metric tons (or 83%) of USEC’s out-of-specification uranium had been replaced or remediated by DOE. Of that amount, DOE has replaced 2,116 metric tons and remediated 5,768 metric tons (using USEC as its contractor for remediation). The remaining portion of USEC’s uranium inventory that may contain elevated levels of technetium and be out of specification is 1,666 metric tons with a cost of $47.2 million reported as part of long-term assets at June 30, 2005. DOE’s obligation to replace or remediate the remaining portion of USEC’s out-of-specification uranium continues until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least 1 million SWU per year at the Paducah plant or at a new enrichment facility.
     Out-of-Specification Uranium Held for DOE
     As part of the remediation or replacement of USEC’s out-of-specification uranium, DOE transferred 2,116 metric tons of uranium that meets the ASTM specification to USEC in November 2004 in exchange for the transfer by USEC to DOE of a like amount of out-of-specification uranium. In 2004, USEC transferred 1,492 metric tons of out-of-specification uranium to DOE and USEC is processing the uranium to remove contaminants for DOE. An additional 83 metric tons was transferred to DOE in June 2005. USEC expects to transfer the remaining 541 metric tons of out-of-specification uranium to DOE as soon as the uranium is ready for processing later in 2005. Inventories of uranium reported in current assets include $47.5 million at June 30, 2005, representing the market value of the 541 metric tons of out-of-specification uranium held for DOE, and current liabilities include a corresponding amount representing the uranium owed to DOE.
5. Uranium Provided by DOE
     In December 2004, USEC entered into a memorandum of agreement with DOE under which USEC is processing 1,492 metric tons of DOE’s out-of-specification uranium and USEC is preparing an additional 624 metric tons for processing. Under the agreement, USEC will use its best efforts to return a total of 2,116 metric tons of uranium that meets the ASTM specification to DOE by December 31, 2006. DOE provided 905 metric tons of uranium that meets the ASTM specification to USEC in February 2005, and the proceeds from sales of such uranium are being used to reimburse USEC for costs incurred processing DOE’s out-of-specification uranium. DOE retains certain rights, including security interests in this uranium, in sales contracts for and receivables from sales of this uranium, and any excess proceeds from such sales. Under the agreement, if proceeds exceed the costs of processing DOE’s out-of-specification uranium, USEC is obligated to return any excess proceeds to DOE. Since DOE retains a security interest in this uranium, it is excluded from USEC’s inventory. Excess proceeds from sales of this uranium are reported as restricted short-term investments and amounted to $9.6 million at June 30, 2005.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		As restated		As restated

Net income (loss), as reported	$(3.0)	$7.4	$(2.1)	$(2.4)
Add — Stock-based compensation expense included in reported results, net of income tax	.3	1.0	1.2	2.0
Deduct — Stock-based compensation expense determined under the fair value method, net of income tax	(.5)	(1.7)	(2.9)	(3.4)

Pro forma net income (loss)	$(3.2)	$6.7	$(3.8)	$(3.8)

Net income (loss) per share — basic and diluted:
As reported	$(.03)	$.09	$(.02)	$(.03)
Pro forma	(.04)	.08	(.04)	(.05)
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share Based Payment, requiring that compensation costs relating to stock awards, such as stock options issued to employees, be recognized in the financial statements as costs and expenses based on fair value. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 expressing the views of the SEC staff regarding SFAS No. 123(R) and, in April 2005, the SEC issued a rule that delays the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. USEC expects to adopt SFAS No. 123(R) beginning in 2006 using the modified prospective application transition method under which costs and expenses will include compensation costs for stock awards. Compensation costs and expenses for periods prior to 2006 continue to be based on the intrinsic value method under APB No. 25.

7. Pension and Postretirement Health and Life Benefit Costs
     The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004	2005	2004
Service costs	$4.0	$3.5	$8.0	$6.9	$2.0	$1.8	$4.1	$3.9
Interest costs	9.8	9.7	19.6	18.7	3.7	3.8	7.4	7.4
Expected return on plan assets (gains)	(13.7)	(12.9)	(27.4)	(25.6)	(1.4)	(1.2)	(2.8)	(2.4)
Amortization of prior service costs (credit)	.4	.5	.8	.6	(.2)	(.6)	(.4)	(1.2)
Amortization of actuarial (gains) losses	.7	.7	1.3	.8	.6	.9	1.1	1.4

Net benefit costs	$1.2	$1.5	$2.3	$1.4	$4.7	$4.7	$9.4	$9.1

     At December 31, 2004, projected pension benefit obligations were 97% funded and postretirement health and life benefit obligations, typically funded on a pay-as-you-go basis, were 25% funded.
8. Stockholders’ Equity
     Changes in stockholders’ equity were as follows (in millions, except per share data):

						Accumu-
						lated
	Common					Other
	Stock,	Excess of				Compre-
	Par Value	Capital			Deferred	hensive	Total
	$.10 per	over	Retained	Treasury	Comp-	Income	Stockholders’
	Share	Par Value	Earnings	Stock	ensation	(Loss)	Equity
Balance at December 31, 2004, as restated	$10.0	$963.9	$56.3	$(109.2)	$(1.6)	$(.7)	$918.7
Common stock issued:
Proceeds from the exercise of stock options	—	.3	—	3.7	—		4.0
Restricted and other stock issued	—	4.9	—	3.3	(2.9)		5.3
Dividends paid to stockholders	—	—	(23.6)				(23.6)
Net income (loss)	—	—	(2.1)	—	—	—	(2.1)

Balance at June 30, 2005	$10.0	$969.1	$30.6	$(102.2)	$(4.5)	$(.7)	$902.3

9. Legal Matters
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
     In April 2005, USEC and its directors and General Counsel submitted their respective responses to the Demand. USEC denied the allegations and filed counterclaims against Mr. Timbers. On August 2, 2005, Mr. Timbers withdrew his claims against the individual directors and the General Counsel, and voluntarily dismissed the tort claims. Closed hearings on the claims and counterclaims are expected to be held in the fourth quarter. There is no specific deadline for the arbitrator’s final decision after the hearings conclude.
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
     Environmental Matter
     In 1998, we contracted with Starmet CMI (“Starmet”) to convert a portion of our depleted uranium into a form that could be used in certain beneficial applications or disposed of at existing commercial disposal facilities. In 2002, Starmet ceased operations at its Barnwell, South Carolina facility. In November 2002, USEC received notice from the U.S. Environmental Protection Agency (“EPA”) that EPA was taking action under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended (commonly known as Superfund), to clean up certain areas at Starmet’s Barnwell site. These activities involve the cleanup of two evaporation ponds and removal and disposal of certain drums and other material containing uranium and other byproducts of Starmet’s activities at the site. The notice also stated that EPA believed USEC as well as other parties, including agencies of the U.S. government, are potentially responsible parties (“PRPs”) under CERCLA. In February 2004, USEC and certain federal agencies identified as PRPs under CERCLA entered into an agreement with EPA, under which USEC is responsible for removing certain material from the site that is attributable to quantities of depleted uranium USEC had sent to the site. We have engaged contractors to remove and dispose of such material.

At June 30, 2005, we had an accrued current liability of $2.4 million representing our current estimate of our share of costs to comply with the EPA settlement agreement and other costs associated with the Starmet facility.
     Other
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
10. Segment Information
     We have two reportable segments: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is the primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants, and NAC, which was acquired by USEC in November 2004. Operating income for segment reporting is measured before selling, general and administrative expenses. There were no intersegment sales between the reportable segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		As restated		As restated
	(millions)
Revenue
LEU segment:
Separative work units	$193.3	$196.2	$407.6	$348.5
Uranium	33.7	64.9	79.5	84.3

	227.0	261.1	487.1	432.8
U. S. government contracts segment	50.4	41.4	101.5	80.0

	$277.4	$302.5	$588.6	$512.8

Segment Operating Income
LEU segment	$12.2	$33.8	$31.2	$40.7
U.S. government contracts segment	6.1	4.1	12.1	5.6

Segment operating income	18.3	37.9	43.3	46.3
Selling, general, and administrative	14.0	15.9	29.2	31.9

Operating income	4.3	22.0	14.1	14.4
Interest expense, net of interest income	5.9	9.6	12.7	18.3

Income (loss) before income taxes	$(1.6)	$12.4	$1.4	$(3.9)

11. Net Income per Share
     Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by increasing the weighted average number of shares by the assumed conversion of potentially dilutive stock compensation awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)
Weighted average number of shares outstanding:
Basic	86.2	84.0	85.8	83.5
Dilutive effect of stock compensation awards(1)	—	.5	—	—

Diluted	86.2	84.5	85.8	83.5

(1)	No dilutive effect of stock compensation awards is recognized in those periods in which a net loss has occurred. Potential shares totaling .4 million for the three and six months ended June 30, 2005, and .5 million for the six months ended June 30, 2004, would be antidilutive, and in those periods diluted earnings per share is the same as basic earnings per share.
     Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Options excluded from diluted earnings per share calculation:

Options to purchase common stock (in millions)	.2	1.4	.2	.8
Exercise price	$16.90	$8.05 to $14.00	$13.98 to $16.90	$8.50 to $14.00
12. New Accounting Standards
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, clarifying that conditional asset retirement obligations are legal obligations and fall within the scope of SFAS 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is one in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation is effective no later than December 31, 2005. We do not expect the interpretation will have a material effect on our financial position or results of operations.

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
     Revenue from Sales of SWU and Uranium
     The majority of our customers are domestic and international utilities that operate nuclear power plants. Revenue is derived primarily from:
•	sales of the SWU component of LEU,
•	sales of both the SWU and uranium components of LEU, and
•	sales of uranium.
     Agreements with electric utilities are primarily long-term contracts under which customers are obligated to purchase a specified quantity of SWU or uranium or a percentage of their annual SWU or uranium requirements. Under requirements contracts, customers are not obligated to make purchases if the reactor does not have requirements.

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
     Revenue could be adversely affected by actions of the U.S. Nuclear Regulatory Commission (“NRC”) or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. In late 2002, regulators in Japan ordered the temporary shutdown of 17 reactors operated by The Tokyo Electric Power Company. USEC supplies LEU for 10 of the 17 reactors, which have all returned to service. The shutdowns have postponed the utility’s requirements for reloading fuel. Revenue in 2004 was reduced as a result of the shutdowns, and USEC expects revenue in 2005 will continue to be affected, but to a lesser extent.
     USEC’s financial performance over time can be significantly affected by changes in prices for SWU. The base-year price for SWU under new long-term contracts, as published by TradeTech in Nuclear Market Review, was $110 per SWU on June 30, 2005, compared with $107 per SWU on December 31, 2004. However, our backlog includes contracts awarded to USEC when prices were lower. As a result, the average SWU price billed to customers declined in recent years, leveled off in 2004 and has begun to improve in 2005. USEC expects that sales under new contracts will increase the average SWU price billed to customers.
     The spot price indicator for uranium hexafluoride, published by Nuclear Market Review, was $87.25 per kilogram of uranium on June 30, 2005, an increase of $24.25 (or 38%) from $63.00 on December 31, 2004. The spot price increased 42% in 2004 from $44.25 on December 31, 2003. The long-term price for uranium hexafluoride, as calculated using indicators published by Nuclear Market Review, was $90.39 per kilogram of uranium on June 30, 2005, an increase of $15.07 (or 20%) from $75.32 on December 31, 2004. The long-term price increased 62% in 2004 from $46.50 on December 31, 2003. However, most of USEC’s uranium inventory has been committed under sales contracts with utility customers, and the positive impact of higher prices is limited to sales under new contracts and to sales under contracts with prices determined at the time of delivery.
     USEC expects that its inventory of uranium is sufficient to continue sales through 2007. We will continue to supplement our supply of uranium by underfeeding the production process at the Paducah plant, as long as it continues to be economical, and by purchasing uranium from suppliers. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Underfeeding increases the inventory of uranium that can be sold.
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

government contracts is based on allowable costs and any fees earned under the contracts. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are determined under government cost accounting standards that are subject to audit by the Defense Contract Audit Agency. Revenue from U.S. government contracts includes revenue from NAC, which was acquired by USEC in November 2004.
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
     USEC has agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. In the third quarter of 2005, the program is expected to reach its halfway point with the conversion into LEU of 250 metric tons of highly enriched uranium, thus eliminating nuclear material equal to 10,000 nuclear warheads.
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
     (b) Production Costs
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2004, the power load at the Paducah plant averaged 1,330 megawatts, and in 2005, USEC anticipates Paducah’s average power load to be at least that level. USEC expects that approximately 88% of the Paducah plant’s 2005 electric power load requirements will be obtained at fixed prices as part of the multiyear contract signed with the Tennessee Valley Authority (“TVA”) in 2000. Almost all of the remaining expected load requirements for 2005 have been contracted for under higher cost fixed-price contracts.
     Capacity and prices for electric power under the 2000 TVA power contract are fixed through May 2006, and we are negotiating power supply arrangements for periods beyond that time. Forward market prices for electricity have increased approximately 45% since the TVA power contract was signed in 2000. USEC is anticipating a significant increase in our cost of power beginning in June 2006. An increase in electric power costs will increase overall SWU production costs, which will negatively impact our gross margin. Further, while historically electric power has represented about 60% of our production costs, we anticipate that this percentage will increase subsequent to May 2006 as a result of an increase in power costs. Management continues to explore cost cutting measures, improvements to production efficiencies and incremental revenue opportunities, including underfeeding, that are expected to offset some but not all of the anticipated power cost increases.
     We store depleted uranium at the plants and accrue estimated costs for the future disposition of depleted uranium. The long-term liability is dependent upon the volume of depleted uranium generated and estimated transportation, conversion and disposal costs. Under the DOE-USEC Agreement, USEC incurred costs to process and remove contaminants from out-of-specification uranium, and in return, DOE took title to 23.3 million kilograms of the depleted uranium generated by USEC at the Paducah plant over a four-year period. For this quantity of depleted uranium, USEC’s effective disposition costs were reduced. Transfers of depleted uranium to DOE were completed in the quarter ended June 2005, and costs for the future disposition of depleted uranium generated subsequent to June 2005 will increase production costs.
     (c) Remediating or Replacing USEC’s Out-of-Specification Uranium Inventory
     Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization in 1998 and in the process of being remediated or replaced, reported in note 4 to the consolidated condensed financial statements.
     (d) Environmental Matter
     Reference is made to information regarding an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in “Legal Matters” in note 9 to the consolidated condensed financial statements.
     American Centrifuge Technology
     We are in the process of demonstrating our next-generation American Centrifuge uranium enrichment technology. Demonstration activities are underway at centrifuge test facilities located in Oak Ridge, Tennessee, and refurbishment work has begun at the American Centrifuge Demonstration Facility in Piketon, Ohio. In January 2005, USEC met a program milestone under the DOE-USEC Agreement and began testing a full-size centrifuge machine at facilities in Oak Ridge, Tennessee, and, in April 2005, USEC met another program milestone and began manufacturing centrifuge machine components for use in the American Centrifuge Demonstration Facility in Piketon, Ohio. The next milestone under the DOE-USEC Agreement, scheduled for October 2006, is obtaining satisfactory reliability and performance data from the lead cascade at the American Centrifuge Demonstration Facility.
     Below is an update on USEC’s current view of progress toward demonstrating and deploying the American Centrifuge:
•	The lead cascade of the American Centrifuge Demonstration Facility is expected to begin operating and providing important performance data in the first half of 2006. USEC had anticipated beginning operation of the lead cascade by the end of 2005. However, delays have occurred relating to quality of material, performance issues of certain centrifuge components, and compliance with recently issued regulatory requirements.
•	We do not expect that these near-term delays will impact our ability to meet the DOE-USEC agreement milestones or our anticipated dates for reaching full production capacity. USEC expects to begin construction of the American Centrifuge Plant in 2007, reaching an annual production capacity of 3.5 million SWU during 2010.

     USEC expects the American Centrifuge Plant will cost approximately $1.7 billion (previously reported as approximately $170 million for centrifuge demonstration costs and plant costs of up to $1.5 billion), which includes demonstration and plant expenses and capital costs since 2002 and excludes capitalized interest. Please refer to the 2005 Outlook section below.
     The successful construction and operation of the American Centrifuge Plant is dependent upon a number of factors including, but not limited to, satisfactory performance of the American Centrifuge technology at various stages of demonstration, NRC licensing, financing, the cost of raw materials, installation and operation of centrifuge machines and equipment, and the achievement of milestones under the DOE-USEC Agreement. In addition, certain actions by DOE are required, including USEC and DOE entering into a long-term lease agreement for the facilities, removal of machines, wastes and other materials from the buildings by DOE, and USEC and DOE agreeing on terms for USEC’s license of the centrifuge intellectual property. In the event DOE fails to take appropriate and timely action, it could delay or disrupt USEC’s ability to meet certain milestones in the DOE-USEC Agreement, which could delay demonstration or deployment of the American Centrifuge technology.
     Government Investigation of Imports from France, Germany, the Netherlands and the United Kingdom
     USEC believes its European competitors have curtailed unfair trading practices in the United States since the U.S. government began an investigation in 2000. This investigation led to the imposition of countervailing duty (anti-subsidy) orders on imports of LEU produced in France by Eurodif, S.A., and in Germany, the Netherlands and the United Kingdom by Urenco, Ltd. and an antidumping order on imports of LEU produced in France by Eurodif. The government’s action has helped to restore stability to the enrichment market and ensure a long-term supply of competitive and reliable fuel.
     The U.S. Department of Commerce (“DOC”) recently concluded administrative reviews of 2003 imports subject to the countervailing duty orders. These reviews establish the definitive countervailing duties for imports of LEU in 2003 and the deposit rates for future imports. The reviews resulted in a small increase in the duty margin on imports of LEU from France, from 0.71% to 1.23%. The margin on imports of LEU produced in Germany, the Netherlands and the United Kingdom by Urenco remained unchanged at 0%. However, the existing countervailing duty order on imports of LEU from Urenco remains in force and Urenco could again face duties if found to have received subsidies in the future.
     In September 2005, the DOC is expected to issue the final results of its administrative review of 2003 imports subject to the antidumping order on LEU produced in France. The current duty is 4.56%.
     Appeals of the U.S. government’s determinations in connection with the February 2002 orders are now pending before the U.S. Court of International Trade and the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). In March 2005, the Federal Circuit ruled that enrichment contracts were sales of services, not merchandise, and thus were not subject to the U.S. antidumping law. The Federal Circuit also ruled that a subsidy conferred by means of government purchases of SWU at above-market prices under an enrichment contract is not subject to the countervailing duty law. These rulings could lead to the termination of both the antidumping and countervailing duty orders against imports of French LEU. As a result, USEC and the U.S. government are seeking a rehearing of the Federal Circuit’s rulings. If a rehearing is denied, Supreme Court review of these rulings may be sought.
     The Federal Circuit’s rulings do not affect the countervailing duty order on imports of LEU produced by Urenco, which, as noted above, are not subject to duties at the present time.

Russian Suspension Agreement
     Imports of LEU produced in the Russian Federation are subject to restrictions imposed under a 1992 agreement suspending an antidumping investigation of imports of all forms of Russian uranium (the “Russian SA”) that was initiated by the DOC at the request of the U.S. producers of natural uranium and uranium workers. The Russian SA prohibits nearly all imports of LEU from Russia for consumption in the United States other than LEU derived from highly enriched uranium imported by USEC under the Russian Contract.
     On July 1, 2005, the DOC and the U.S. International Trade Commission (“ITC”) initiated a “sunset” review of the Russian SA. In this statutorily mandated review, which occurs every five years, the DOC will determine whether termination of the Russian SA is likely to lead to a continuation or recurrence of dumping of Russian uranium products, including LEU. Further, the ITC will determine whether such termination is likely to lead to a continuation or recurrence of material injury to the relevant U.S. industry, including USEC.
     If either the DOC or ITC makes a negative determination (i.e., if the DOC determines that dumping will not continue or recur, or if the ITC concludes that injury will not continue or recur), the Russian SA and the suspended antidumping investigation will be terminated, meaning that commercial Russian LEU (i.e., LEU outside of the Russian Contract) could be imported by others without trade restrictions. An increase in imports of such LEU could adversely affect USEC’s sales and profitability.
     On July 18, 2005, USEC submitted a notice of intent to participate in the sunset review with the DOC, and filed an entry of appearance with the ITC on July 22, 2005. USEC intends to vigorously support the continuation of the Russian SA before both the DOC and ITC. Other parties, including the union that represents workers at the Paducah and Portsmouth plants, are expected to join in this effort. It is unclear what impact, if any, the March 2005 Federal Circuit rulings in the appeal of the orders on French LEU will have on the Russian SA.
Results of Operations — Three and Six Months Ended June 30, 2005 and 2004
     The following table sets forth certain items as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		As restated		As restated

Revenue:
SWU	70%	65%	69%	68%
Uranium	12	21	14	16
U.S. government contracts and other	18	14	17	16

Total revenue	100%	100%	100%	100%
Cost of sales	85	84	85	87

Gross profit margin	15	16	15	13
Advanced technology costs	9	4	8	4
Selling, general and administrative	5	5	5	6

Operating income	1%	7%	2%	3%

     Revenue
     Revenue from sales of SWU declined $2.9 million (or 1%) in the three months ended June 30, 2005, compared with the corresponding period in 2004. SWU revenue increased $59.1 million (or 17%) in the six months ended June 30, 2005, compared with the corresponding period in 2004 when the level of sales was low in the first quarter. The volume of SWU sold increased 13% and the average price billed to customers increased 3.5% in the six-month period. The increase in volume reflects an increase in contractual purchases from customers and the timing and mix of customer orders. USEC expects revenue from sales of SWU in 2005 will be approximately $1.1 billion, about the same as in 2004, and revenue will again be weighted to the fourth quarter reflecting the timing of customer orders. The average SWU price billed to customers is expected to improve modestly in 2005.
     Revenue from sales of uranium declined $31.2 million (or 48%) in the three months and $4.8 million (or 6%) in the six months ended June 30, 2005, compared with the corresponding periods in 2004. The volume of uranium sold declined 14% in the six-month period reflecting lower contractual commitments from customers and the timing of customer orders. The average uranium price billed to customers increased 10% in the six-month period.
     Revenue from the U.S. government contracts segment increased $9.0 million (or 22%) in the three months and $21.5 million (or 27%) in the six months ended June 30, 2005 compared with the corresponding periods of 2004. The increases primarily reflect revenue from NAC, which was acquired by USEC in November 2004, revenue from contract work that began in April 2004 to refurbish a portion of the centrifuge process buildings in Piketon, Ohio under a contract with DOE, and additional revenue from the resolution of outstanding issues relating to contract work performed by USEC for a DOE contractor. Revenue from NAC amounted to $7.9 million and $13.0 million in the three and six months ended June 30, 2005, respectively.
     Cost of Sales
     Cost of sales for SWU and uranium declined $25.3 million (or 12%) in the three months ended June 30, 2005, compared with the corresponding period in 2004. Cost of sales for SWU and uranium increased $38.2 million (or 10%) in the six months ended June 30, 2005, compared with the corresponding period in 2004 when the level of SWU sales was low in the first quarter. The increase in the six-month period resulted primarily from the increase in the volume of SWU sold. Cost of sales per SWU was 1% higher in the six-month period. Under the monthly moving average inventory cost method coupled with USEC’s inventories of SWU and uranium, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over future periods.
     (a) Purchase Costs under Russian Contract
     USEC purchases 5.5 million SWU per year under the Russian Contract. Purchases of the SWU component of LEU under the Russian Contract increased $18.3 million in the three months and declined $5.5 million in the six months ended June 30, 2005, compared with the corresponding periods in 2004, due to the timing of deliveries. Under the market-based formula, the purchase cost per SWU is higher in 2005 compared with 2004.
     (b) Production Costs
     Production costs increased $12.4 million in the three months and $19.0 million in the six months ended June 30, 2005, compared with the corresponding periods in 2004. The production level declined 1% and unit production costs increased 11% in the three-month period. In the six-month period, the production level increased 4% and unit production costs increased 3%. Cost for electric power increased $9.3 million in the three-month period and $15.3 million in the six-month period. These increases included costs for power required to underfeed the production process, which results in USEC having incremental uranium for sale at today’s higher prices. In addition, the average cost per megawatt hour increased 13% in the three-month period and 7% in the six-month period, reflecting increases in the cost of market-based power purchased above the fixed-price power included in the 2000 TVA power contract. Estimated costs for the future disposition of depleted uranium increased compared to the corresponding periods in 2004 due to declines in transfers of depleted uranium to DOE under the DOE-USEC Agreement. USEC’s effective disposition costs were reduced for quantities of depleted uranium transferred to DOE under the agreement. Transfers under the agreement were completed in the quarter ended June 30, 2005.
     Cost of sales for the U.S. government contracts segment increased $6.5 million (or 17%) in the three months and $14.0 million (or 19%) in the six months ended June 30, 2005, compared with the corresponding periods in 2004. Cost of sales in the 2005 periods for NAC, which was acquired by USEC in November 2004, amounted to $4.9 million and $9.0 million in the three and six months ended June 30, 2005, respectively.
     Gross Profit
     The gross profit margin in the three months ended June 30, 2005 was 15.2% compared to 16.0% in the corresponding period in 2004. In the six-month period, the gross profit margin increased to 15.3% from 12.9%, compared with the corresponding period in 2004, due primarily to increases in average SWU and uranium prices billed to customers. USEC expects the gross profit margin will be 13% to 15% in 2005 compared with 14% in 2004. As a result of increases in prices of uranium over the last few years, sales of uranium are generating a high gross profit margin.
     Gross profit for SWU and uranium declined $8.8 million (or 20%) in the three months ended June 30, 2005, compared with the corresponding period in 2004, reflecting a lower volume of uranium sold, partly offset by higher sales prices. Gross profit for SWU and uranium increased $16.1 million (or 27%) in the six-month period, reflecting the higher average SWU and uranium prices billed to customers and increases in the volume of SWU, partly offset by the lower volume of uranium sold.
     Gross profit for the U.S. government contracts segment increased $2.5 million (or 61%) in the three months and $7.5 million (or 134%) in the six months ended June 30, 2005, compared with the corresponding periods in 2004. USEC resolved a number of outstanding issues and recovered past due billings to a DOE contractor, for which an allowance had previously been accrued, resulting in nonrecurring income of $2.3 million in the first three months of 2005. Gross profit of NAC, which was acquired by USEC in November 2004, amounted to $3.0 million and $4.0 million in the three and six months ended June 30, 2005, respectively.
     Advanced Technology Costs
     Advanced technology costs, primarily demonstration costs for the American Centrifuge technology, increased $13.3 million (or 125%) in the three months and $26.6 million (or 133%) in the six months ended June 30, 2005, compared with the corresponding periods in 2004. Expenses increased primarily as a result of an increase in the number of employees and contractors working on demonstration activities, increased spending to manufacture centrifuge components for the lead cascade, and costs to upgrade equipment at the American Centrifuge Demonstration Facility in Piketon, Ohio in preparation for the anticipated startup of centrifuge machines in the lead cascade. The expenses also represent unanticipated increases in demonstration and lead cascade costs incurred and expenses that had originally been anticipated to be capitalized. (Please refer to the 2005 Outlook section below.) Advanced technology costs for NAC amounted to $1.0 million in the six months ended June 30, 2005. NAC was acquired by USEC in November 2004.

     Selling, General and Administrative
     Selling, general, and administrative expenses declined $1.9 million (or 12%) in the three months and $2.7 million (or 8%) in the six months ended June 30, 2005, compared with the corresponding periods in 2004. Consulting expenses declined $3.8 million and compensation and employee benefit costs declined $1.2 million in the six-month period. The decline was partly offset by expenses of $3.0 million of NAC, which was acquired by USEC in November 2004.
     Operating Income (Loss)
     Operating income declined $17.7 million (or 80%) in the three months and $.3 million (or 2%) in the six months ended June 30, 2005, compared with the corresponding periods in 2004. The declines reflect higher centrifuge demonstration costs, partly offset by lower selling, general and administrative expenses and by increases in gross profit in the six-month period.
     Interest Expense and Interest Income
     Interest expense declined $1.3 million (or 13%) in the three months and $2.0 million (or 10%) in the six months ended June 30, 2005, compared with the corresponding periods in 2004. The declines resulted primarily from the repurchase in December 2004 of $25.0 million of the 6.625% senior notes due January 20, 2006.
     Interest income increased $2.4 million (or 300%) in the three months and $3.6 million (or 240%) in the six months ended June 30, 2005, compared with the corresponding periods in 2004. The average balance of invested cash, cash equivalents and short-term investments was higher.
     Provision (Credit) for Income Taxes
     The provision for income taxes of $3.5 million reflects an overall effective income tax rate of 250% in the six months ended June 30, 2005, compared with a credit for income taxes of $1.5 million based on an effective income tax rate of 38% in the corresponding period in 2004. The difference between the effective tax rate of 250% and the statutory federal income tax rate of 35% in the 2005 period resulted primarily from the negative effects on deferred tax assets from reductions in the Kentucky tax rate in the first quarter of 2005 and the Ohio tax rate in the second quarter of 2005. The effective rate for USEC excluding the Kentucky and Ohio one-time effects is 33% for the six months ended June 30, 2005. USEC expects the effective tax rate, excluding the one-time effects of the Kentucky and Ohio deferred tax asset reductions, to be approximately 35% for 2005.
     Net Income (Loss)
     There was a net loss of $3.0 million (or $.03 per share) in the three months ended June 30, 2005, compared with net income of $7.4 million (or $.09 per share) in the corresponding period in 2004. In the six months ended June 30, 2005, there was a net loss of $2.1 million (or $.02 per share) compared with a net loss of $2.4 million (or $.03 per share) in the corresponding period in 2004. Net losses in the 2005 periods reflect higher centrifuge demonstration costs and the higher effective tax rate. The six-month period benefited from an increase in gross profit compared with the corresponding period in 2004. Centrifuge demonstration costs reduced net income by $29 million (or $.34 per share) after tax in the six months ended June 30, 2005, compared with $12 million (or $.14 per share) after tax in the corresponding period in 2004.

2005 Outlook
     USEC is updating its annual guidance to take into account improvements in its core business and the impact of a higher allocation of American Centrifuge costs to expense. Specifically, USEC expects revenue to total approximately $1.5 billion in 2005. The Company anticipates higher gross profits from improved prices billed to customers for SWU and uranium, and improved unit SWU cost of sales that should result in a $30 million improvement to gross profit compared to 2004. In addition, selling, general and administrative expenses are expected to be approximately $5 million below 2004 even with the addition of $6 million in expenses related to NAC. The average gross margin for all business segments will be in a range of 13% to 15%.
     Offsetting these improvements are higher expenses for the American Centrifuge. The delay in beginning operation of the lead cascade noted earlier has resulted in more of the spending being expensed as opposed to capitalized. USEC expects to spend approximately $120 million on the American Centrifuge technology in 2005, with the accounting for these expenditures being roughly $100 million in expense and $20 million in capital. The $10 million increase in spending from earlier guidance is due to incremental costs incurred for outside services.
     USEC expects net income for 2005 in a range of $20 to $25 million, or $.23 to $.29 per share. Net income is dependent on several key factors, including the timing of deliveries to customers and the recognition of revenue. USEC will continue to assess the accounting allocation between expense and capital for American Centrifuge during the year, and a higher allocation of the costs to expense would reduce net income.
     An increase in gross profit will improve cash flow from operating activities. USEC expects cash flow from operating activities in a range of $180 to $200 million — an improvement of $30 million over previous guidance — and capital expenditures are expected to total approximately $33 million. USEC anticipates ending the year with a cash balance in a range of $240 to $250 million.
Liquidity and Capital Resources
     Operating Activities
     Positive net cash flow from operating activities was $38.2 million in the six months ended June 30, 2005, compared with negative net cash flow of $155.6 million in the corresponding period in 2004. Cash flow in the 2005 period benefited from a reduction of $135.5 million in accounts receivable from customer collections following the high level of sales in the fourth quarter of 2004, an increase of $30.5 million in payables under the Russian Contract reflecting the timing of purchases, partly offset by a net inventory increase of $133.7 million.
     The negative net cash flow of $155.6 million in the six months ended June 30, 2004 reflects a payment of $33.2 million resulting from the settlement of termination obligations under a power purchase agreement. In addition, there was a net inventory increase or temporary build up of $194.9 million and a decline of $51.5 million in accounts receivable. The increase in inventory and the decline in accounts receivable resulted from the low level of sales in the six months ended June 30, 2004.
     Investing Activities
     Capital expenditures amounted to $11.8 million in the six months ended June 30, 2005, compared with $11.2 million in the corresponding period in 2004. Capital expenditures include capitalized costs associated with the American Centrifuge Plant.

     Financing Activities
     The issuance of common stock, primarily from the exercise of stock options, provided cash flow from financing activities of $5.4 million in the six months ended June 30, 2005, compared with $8.1 million in the corresponding period in 2004. There were 86.2 million shares of common stock outstanding at June 30, 2005, compared with 85.1 million at December 31, 2004, an increase of 1.1 million shares (or 1%).
     Dividends paid to stockholders amounted to $23.6 million (or a quarterly rate of $.1375 per share) in the six months ended June 30, 2005, compared with $23.0 million in the corresponding period in 2004. The increase reflects the increase in the number of shares outstanding.
     Working Capital

	June 30,	December 31,
	2005	2004
		As restated
	(millions)

Cash and cash equivalents	$183.0	$174.8
Short-term investments	30.0	—
Accounts receivable — trade	103.0	238.5
Inventories	1,205.5	1,009.4
Current portion of long-term debt	(325.0)	—
Other current assets and liabilities, net	(356.6)	(299.1)

Working capital	$839.9	$1,123.6

     The primary factor in reducing USEC’s working capital total as of June 30, 2005, compared to December 31, 2004, relates to the current portion of long-term debt. At June 30, 2005, long-term debt of $325.0 million is classified as a current liability for the senior notes scheduled to mature January 20, 2006.
     Capital Structure and Financial Resources
     At June 30, 2005, debt consisted of $325.0 million of 6.625% senior notes due January 20, 2006, representing the current portion of long-term debt included in current liabilities, and $150.0 million of 6.750% senior notes due January 20, 2009 and reported as long-term debt. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.
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
     The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. The facility does not restrict USEC’s payment of common stock dividends at the current level, subject to the maintenance of a specified minimum level of collateral. Failure to satisfy the covenants would constitute an event of default. As of June 30, 2005, USEC was in compliance with covenants under the revolving credit facility. There were no short-term borrowings under the revolving credit facility at June 30, 2005 or December 31, 2004.
     The total debt-to-capitalization ratio was 34% at June 30, 2005 and December 31, 2004. In June 2005, Moody’s lowered its ratings on USEC’s senior notes to B2 from Ba3, lowered the senior implied rating to B1 from Ba2, and commented that USEC’s outlook is stable. The reasons stated for the downgrade were (a) Moody’s expectation that earnings and cash generated from the company’s core enrichment operation will remain constrained over the near to intermediate term, (b) the exposure to potentially higher energy costs as a major fixed price power purchase agreement expires in 2006, (c) uncertainty over plans for refinancing existing bank facilities and for debt maturing in January 2006, (d) risks and uncertainty associated with the company’s plans to build the American Centrifuge project, and (e) a very high dividend payout in comparison to earnings and cash generation. In October 2004, Standard & Poor’s lowered its ratings on USEC as follows: corporate credit rating to BB- with negative outlook from BB with stable outlook, senior notes to B from BB-, and revolving credit facility to BB+ from BBB-.
     USEC’s three-year revolving credit facility of $150.0 million is scheduled to expire September 27, 2005, and $325.0 million of 6.625% senior notes mature January 20, 2006. USEC is actively engaged in discussions with financial institutions to replace the revolving credit facility prior to the September 2005 expiration date. We may also repurchase some or all of the senior notes prior to the scheduled maturity. The terms of a new revolving credit facility or refinancing of senior notes would be based on market conditions and other factors prevailing at the time such agreements are negotiated. Further downgrades in our credit rating, should they occur, may adversely affect our ability to secure adequate financing, including our ability to replace the credit facility or refinance or repurchase the senior notes. There can be no assurance that a credit facility or debt refinancing will be available on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to maintain current operations, make deliveries to customers, purchase SWU under the Russian Contract, demonstrate and deploy American Centrifuge technology or pay quarterly dividends could be affected.
     We expect that our cash, internally generated funds from operations, and available financing under the revolving credit facility or the expected replacement revolving credit facility will be sufficient over the next 12 months to meet our cash flow obligations.
     USEC expects to begin construction of the American Centrifuge Plant in 2007. The American Centrifuge project, including the plant, is expected to cost approximately $1.7 billion, which includes demonstration and plant expenses since 2002 and excludes capitalized interest. Under the DOE-USEC Agreement, the milestone date for securing a financing commitment for a 1 million SWU centrifuge plant is January 2007. USEC expects to fund American Centrifuge costs with internally generated cash through 2006. Thereafter, USEC expects it will fund capital costs using a number of sources, including dedicating all cash flow from operations to American Centrifuge and proceeds from debt or equity offerings the terms of which will depend on conditions at the time funds are needed for construction.
New Accounting Standards
     Reference is made to “Stock-Based Compensation” in note 6 and “New Accounting Standards” in note 12 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At June 30, 2005, the balance sheet carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has not entered into financial instruments for trading purposes. The fair value of debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of debt, the balance sheet carrying amounts and related fair values at June 30, 2005, are as follows (in millions):

	Maturity Dates		June 30, 2005
	January 20,	January 20,	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value
Debt:
6.625% senior notes	$325.0		$325.0	$325.0
6.750% senior notes		$150.0	150.0	145.5

			$475.0	$470.5

     Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:
•	commodity price risk subsequent to May 2006 for electric power requirements for the Paducah plant, for which almost all of the electric power is purchased from TVA at fixed prices through May 2006,

•	interest rate risk on $325.0 million of senior notes that bear interest at the fixed rate of 6.625% and are scheduled to mature January 20, 2006, which may be refinanced or replaced, and

•	interest rate risk relating to any outstanding borrowings at variable interest rates under the $150.0 million revolving credit agreement scheduled to expire September 27, 2005, expected to be replaced in the near future.
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
     Based upon its evaluations as of December 31, 2004 and March 31, 2005, management previously concluded that disclosure controls and procedures were not effective because of material weaknesses in USEC’s internal control over financial reporting relating to the timing of the recognition of revenue and the valuation of deferred tax assets. In connection with the restatements of USEC’s consolidated condensed financial statements described in the third and fifth paragraphs of Note 2 to the consolidated condensed financial statements, management determined that the restatements were an additional effect of these material weaknesses. For additional information on these material weaknesses, refer to Item 9A of the annual report on Form 10-K/A for the year ended December 31, 2004.
     Further, based upon management’s evaluation for the quarter ended June 30, 2005, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2005, disclosure controls and procedures were still not effective.
     Changes in Internal Control over Financial Reporting
     As USEC reported in its annual report on Form 10-K/A for the year ended December 31, 2004, and its quarterly report on Form 10-Q/A for the quarter ended March 31, 2005, in connection with management’s assessment of the effectiveness of internal control over financial reporting, USEC identified material weaknesses in internal control relating to the recognition of revenue and the valuation of deferred tax assets. USEC has made and continues to make efforts to evaluate, document and test internal control over financial reporting. We have taken actions to strengthen internal controls with respect to revenue recognition and deferred tax asset matters described in Item 9A of the annual report on Form 10-K/A for the year ended December 31, 2004, including (a) enhancing processes to identify all “bill and hold” transactions, (b) the gathering and thorough evaluation of relevant facts to ensure that sales are recognized in the proper period, (c) ensuring appropriate technical resources are involved in the evaluation of possible accounting treatments, including involving external accounting experts to obtain additional guidance as to the application of generally accepted accounting principles, and (d) the formal documentation of the facts and the related review and approval of our conclusions as to the appropriate accounting, with a particular focus on deferred tax assets. USEC has committed to review and increase these efforts, including the establishment of additional review procedures to ensure the identification, validation and proper processing of “bill and hold” transactions and the valuation of deferred tax assets. USEC’s accounting staff and internal audit staff have conducted comprehensive reviews in these areas as evidenced by the further restatement adjustments, and we are evaluating financial staffing requirements.
     Except as indicated above, there have not been any changes in internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to information regarding the termination of the employment of William H. Timbers and the Demand for Arbitration, dated March 1, 2005, filed against USEC by Mr. Timbers, reported in note 9 to the consolidated condensed financial statements.
     Reference is made to information regarding an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, the South Carolina Department of Health and Environmental Control, DOE, USEC and others, reported in note 9 to the consolidated condensed financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Second Quarter 2005 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

April 1 — April 30	1,492	$13.16	—	—
May 1 — May 31	0	—	—	—
June 1 — June 30	0	—	—	—

Total	1,492	$13.16	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 1,492 shares of common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan, as amended.
Item 4. Submission of Matters to a Vote of Security Holders
     USEC held its annual meeting of shareholders on April 21, 2005. As of the record date, February 25, 2005, there were 85.3 million shares of common stock outstanding and entitled to vote. 95% of those shares were represented at the annual meeting.
     A board of seven directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified. There were no abstentions or broker non-votes. The number of votes cast for and withheld follows (in millions):

	For	Withheld
James R. Mellor, Chairman	80.1	1.0
Michael H. Armacost	80.5	.7
Joyce F. Brown	80.4	.8
John R. Hall	80.3	.9
W. Henson Moore	80.5	.7
Joseph F. Paquette, Jr.	80.3	.9
James D. Woods	80.5	.8

     The following item was also voted on at the annual meeting (in millions):

	For	Against	Abstain
Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2005	79.5	.8	.9
Item 6. Exhibits
4.08	Form of Non-Employee Director Non-qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.08 to USEC’s Current Report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287)).

4.09	Form of Non-Employee Director Restricted Stock Award Agreement — Founder’s Stock and Incentive Stock (Incorporated by reference to Exhibit 4.09 to USEC’s Current Report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287)).

4.10	Form of Non-Employee Director Restricted Stock Award Agreement — Annual Retainers and Meeting Fees (Incorporated by reference to Exhibit 4.10 to USEC’s Current Report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287)).

10.77	Summary Sheet for Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.77 to USEC’s Current Report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287)).

10.81	Summary of 2005 Annual Performance Objectives for Executive Officers (Incorporated by reference to Exhibit 10.81 to USEC’s Current Report on Form 8-K filed on June 20, 2005 (Commission file number 1-14287)).

10.82	Form of Change in Control Agreement with senior executive officers.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.
August 5, 2005	By	/s/ Ellen C. Wolf
Ellen C. Wolf
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.08	Form of Non-Employee Director Non-qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.08 to USEC’s Current Report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287)).

4.09	Form of Non-Employee Director Restricted Stock Award Agreement — Founder’s Stock and Incentive Stock (Incorporated by reference to Exhibit 4.09 to USEC’s Current Report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287)).

4.10	Form of Non-Employee Director Restricted Stock Award Agreement — Annual Retainers and Meeting Fees (Incorporated by reference to Exhibit 4.10 to USEC’s Current Report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287)).

10.77	Summary Sheet for Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.77 to USEC’s Current Report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287)).

10.81	Summary of 2005 Annual Performance Objectives for Executive Officers (Incorporated by reference to Exhibit 10.81 to USEC’s Current Report on Form 8-K filed on June 20, 2005 (Commission file number 1-14287)).

10.82	Form of Change in Control Agreement with senior executive officers.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.