Form 10-Q
period 2005-09-30
USEC INC
filed 2005-11-04
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14287
USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2107911 (I.R.S. Employer Identification No.)
2 Democracy Center
6903 Rockledge Drive
Bethesda, Maryland 20817
(301) 564-3200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).       Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes  ☐  No  ☑
     As of October 31, 2005, there were 86,498,000 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

Page
PART I

Financial Information

Item 1. Consolidated Condensed Financial Statements:

Consolidated Condensed Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004	3

Consolidated Condensed Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	4

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	5

Notes to Consolidated Condensed Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II

Other Information

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31

Signature	32

Exhibit Index	33
     Forward-Looking Statements
     This document contains “forward-looking statements” — that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: market demand for our products and services, including the refueling cycles of our customers; changes in the nuclear energy industry; pricing trends in the uranium and enrichment markets; our dependence on deliveries under the Russian Contract and on a single production facility; the impact of the availability and cost of electric power on our production levels and costs; the implementation of agreements with the Department of Energy (“DOE”) regarding uranium inventory remediation and the use of centrifuge technology and facilities; the success of the demonstration and deployment of the American Centrifuge technology and the costs to develop that technology; our ability to successfully execute our internal performance plans; final determinations of environmental and other liabilities; the outcome of litigation, arbitration and trade actions; changes to existing restrictions on imports of foreign-produced low enriched uranium and uranium; our ability to issue debt and equity securities; performance under U.S. government contracts and audits of allowable costs billed under U.S. government contracts; the impact of government regulation; and other risks and uncertainties discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions)

	(Unaudited)
	September 30,	December 31,
	2005	2004
		As restated
ASSETS
Current Assets
Cash and cash equivalents	$147.3	$174.8
Restricted short-term investments	13.8	—
Accounts receivable — trade	277.5	238.5
Inventories	1,102.2	1,009.4
Deferred income taxes	30.6	27.0
Other current assets	89.4	39.2

Total Current Assets	1,660.8	1,488.9
Property, Plant and Equipment, net	172.7	178.0
Other Long-Term Assets
Deferred income taxes	91.9	69.6
Deposit for depleted uranium	24.6	23.5
Prepaid pension benefit costs	86.5	82.9
Inventories	84.9	156.2
Goodwill and other intangibles	10.1	4.3

Total Other Long-Term Assets	298.0	336.5

Total Assets	$2,131.5	$2,003.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$325.0	—
Accounts payable and accrued liabilities	206.3	$202.3
Payables under Russian Contract	135.4	89.7
Uranium owed to customers and suppliers	4.2	44.5
Deferred revenue and advances from customers	154.6	28.8

Total Current Liabilities	825.5	365.3
Long-Term Debt	150.0	475.0
Other Long-Term Liabilities
Advances from customers	1.8	6.9
Depleted uranium disposition	43.5	26.1
Postretirement health and life benefit obligations	151.1	145.2
Other liabilities	69.8	66.2

Total Other Long-Term Liabilities	266.2	244.4
Stockholders’ Equity	889.8	918.7

Total Liabilities and Stockholders’ Equity	$2,131.5	$2,003.4

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)
(millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		As restated		As restated
Revenue:
Separative work units	$306.2	$194.6	$713.8	$543.1
Uranium	60.2	20.5	139.7	104.8
U.S. government contracts and other	54.6	40.8	156.1	120.8

Total revenue	421.0	255.9	1,009.6	768.7
Cost of sales:
Separative work units and uranium	337.6	182.0	747.9	554.1
U.S. government contracts and other	46.9	36.5	135.3	110.9

Total cost of sales	384.5	218.5	883.2	665.0

Gross profit	36.5	37.4	126.4	103.7
Special charge for workforce reductions	4.5	—	4.5	—
Advanced technology costs	20.5	16.4	67.1	36.4
Selling, general and administrative	12.3	15.3	41.5	47.2

Operating income (loss)	(.8)	5.7	13.3	20.1
Interest expense	9.0	10.0	26.8	29.8
Interest (income)	(2.3)	(1.2)	(7.4)	(2.7)

Income (loss) before income taxes	(7.5)	(3.1)	(6.1)	(7.0)
Provision (credit) for income taxes	(2.3)	(.8)	1.2	(2.3)

Net income (loss)	$(5.2)	$(2.3)	$(7.3)	$(4.7)

Net income (loss) per share — basic and diluted	$(.06)	$(.03)	$(.08)	$(.06)
Dividends per share	$.1375	$.1375	$.4125	$.4125
Weighted average number of shares outstanding:
Basic	86.3	84.4	86.0	83.8
Diluted	86.3	84.4	86.0	83.8
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended
	September 30,
	2005	2004
		As restated
Cash Flows from Operating Activities
Net income (loss)	$(7.3)	$(4.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25.9	23.6
Deferred income taxes	(25.8)	4.6
Depleted uranium disposition	16.3	(2.3)
Changes in operating assets and liabilities:
Short-term investments — decrease	—	35.0
Accounts receivable — (increase) decrease	(39.0)	95.1
Inventories — net (increase)	(63.2)	(299.5)
Payables under Russian Contract — increase	45.7	16.8
Payment of termination settlement obligation under power purchase agreement	—	(33.2)
Deferred revenue, net of deferred costs	56.0	7.0
Accounts payable and other liabilities — increase	8.4	5.3
Other, net	3.2	(9.9)

Net Cash Provided by (Used in) Operating Activities	20.2	(162.2)

Cash Flows Used in Investing Activities
Capital expenditures	(20.6)	(13.1)

Net Cash (Used in) Investing Activities	(20.6)	(13.1)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(35.4)	(34.6)
Common stock issued	8.3	10.8

Net Cash (Used in) Financing Activities	(27.1)	(23.8)

Net (Decrease)	(27.5)	(199.1)
Cash and Cash Equivalents at Beginning of Period	174.8	214.1

Cash and Cash Equivalents at End of Period	$147.3	$15.0

Supplemental Cash Flow Information:
Interest paid	$31.8	$34.2
Income taxes paid	15.8	8.1
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1.	Basis of Presentation
     The unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-K/A for the year ended December 31, 2004.
     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.
2.	Restatement of Previously Issued Consolidated Financial Statements
     USEC previously restated its consolidated financial statements (“the Original Restatement”) in its 2004 Annual Report on Form 10-K for the year ended December 31, 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, to correct errors in the application of generally accepted accounting principles dealing with issues relating to the recognition of revenue and the valuation of deferred tax assets and the associated valuation allowance. Following the Original Restatement, USEC identified additional errors of a similar nature and restated its consolidated financial statements (the “Second Restatement”) for 2004 and 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, to further correct the above errors. The Second Restatement was reflected in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004 filed on August 3, 2005.
     The Original Restatement reflected the timing of revenue recognition of certain sales of uranium and low enriched uranium (“LEU”). In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment without physically delivering the uranium or LEU to the customer. In these sales transactions, in accordance with general industry practice and by contract, USEC holds the uranium or LEU at its Paducah, Kentucky plant. USEC had evaluated authoritative accounting guidance relating to revenue recognition for these sales, but certain technical aspects were applied incorrectly. As a result, in these sales transactions where, pursuant to its agreement with the customer, USEC continues to hold the uranium or LEU, USEC restated its financial statements in the Original Restatement to defer the recognition of revenue until the uranium or LEU is physically delivered rather than at the time title transfers to customers and cash is received. The effects of the Original Restatement on the three and nine months ended September 30, 2004 are shown below.

     During the Original Restatement process, USEC incorrectly recorded one “bill and hold” transaction and did not identify two other “bill and hold” transactions of a similar nature. These transactions were corrected in the Second Restatement. The Second Restatement decreased retained earnings by $0.8 million as of December 31, 2004, and increased other assets and deferred revenue, as shown below, but did not affect the income statements for the three and nine months ended September 30, 2004.
     The Original Restatement corrected the valuation allowance relating to deferred tax assets established at the time of USEC’s privatization in fiscal 1999. Prior to 2004, USEC had conducted assessments of the recoverability of deferred tax assets and had concluded that it was more likely than not that a portion of the deferred tax assets would not be recognized or realized. Accordingly, a valuation allowance of $45.2 million was established to reflect the assessment. In connection with the Original Restatement, USEC determined that the criteria in a technical accounting standard used to assess whether a valuation allowance should be recorded for deferred tax assets was applied incorrectly. As a result of a more comprehensive evaluation of the future recovery or realizability of deferred tax assets at December 31, 2004, USEC determined that, in prior years, it was more likely than not that deferred tax assets would have been recovered or realized from taxable income in future years. Accordingly, USEC’s Original Restatement, reflected in the 2004 annual report on Form 10-K, included the removal of the valuation allowance amounting to $45.2 million that had been established as a result of the assessment in prior years.
     USEC determined, based on a review of its calculations of deferred tax assets established at the time of its privatization in fiscal 1999, that the deferred tax asset established on USEC’s balance sheet was overstated by $5.1 million. The Second Restatement corrected the amount of deferred tax assets, accrued income taxes payable and retained earnings at December 31, 2004, as shown below.
Effects of Restatements on Quarterly Report
     The effects of the Original Restatement on the periods ended September 30, 2004 follow (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004
	As previously		As previously
	reported	As restated	reported	As restated
Revenue	$252.2	$255.9	$750.8	$768.7
Cost of sales	216.6	218.5	644.2	665.0
Gross profit	35.6	37.4	106.6	103.7
Operating income	3.9	5.7	23.0	20.1
Income (loss) before income taxes	(4.9)	(3.1)	(4.1)	(7.0)
Provision (credit) for income taxes	(1.5)	(.8)	(1.2)	(2.3)
Net income (loss)	(3.4)	(2.3)	(2.9)	(4.7)
Net income (loss) per share — basic and diluted	$(.04)	$(.03)	$(.03)	$(.06)

     The effect of the Second Restatement follows (in millions):

	December 31, 2004
	As previously
	reported (1)	As restated (2)
Current assets:
Deferred income taxes	$26.5	$27.0
Other current assets	31.8	39.2
Other long-term assets:
Deferred income taxes	73.5	69.6
Total assets	1,999.4	2,003.4
Current liabilities:
Accounts payable and accrued liabilities	201.0	202.3
Deferred revenue and advances from customers	20.2	28.8
Stockholders’ equity	924.6	918.7

(1)	As reported in the 2004 annual report of Form 10-K.

(2)	As restated in the amended 2004 annual report on Form 10-K/A.
Informal SEC Inquiry
     In April 2005, in connection with the Original Restatement, the SEC’s Division of Enforcement advised the Company that it was conducting an informal inquiry with respect to the restatement. The SEC has asked us to provide documents and information about the Original and Second Restatements and we have provided these documents.
3.	Inventories

	September 30,	December 31,
	2005	2004
	(millions)
Current assets:
Separative work units	$891.7	$740.6
Uranium	193.4	212.2
Out-of-specification uranium held for DOE	2.1	39.4
Materials and supplies	15.0	17.2

	1,102.2	1,009.4

Long-term assets:
Uranium	—	28.5
Out-of-specification uranium	40.5	51.7
Highly enriched uranium from DOE	44.4	76.0

	84.9	156.2

	$1,187.1	$1,165.6

     Remediating or Replacing USEC’s Out-of-Specification Uranium Inventory
     In December 2000, we reported to the Department of Energy (“DOE”) that 9,550 metric tons of natural uranium with a cost of $237.5 million transferred to USEC from DOE prior to privatization in 1998 may contain elevated levels of technetium that would put the uranium out-of-specification for commercial use. Under the DOE-USEC Agreement signed in June 2002 (“DOE-USEC Agreement”), DOE is obligated to replace or remediate the out-of-specification uranium inventory, and USEC has been working with DOE to implement this process. USEC operates facilities at the Portsmouth, Ohio plant under contract with DOE to process and remove contaminants from the out-of-specification uranium.
     At September 30, 2005, 8,158 metric tons (or 85%) of USEC’s out-of-specification uranium had been replaced or remediated by DOE (using USEC as its contractor for remediation). Of that amount, DOE has replaced 2,116 metric tons and remediated 6,042 metric tons. The remaining portion of USEC’s uranium inventory that may contain elevated levels of technetium and be out-of- specification (and that DOE would be obligated to replace or remediate) is 1,392 metric tons with a cost of $40.5 million reported as part of long-term assets at September 30, 2005.
     Out-of-Specification Uranium Held for DOE
     As part of the remediation or replacement of USEC’s out-of-specification uranium, DOE transferred 2,116 metric tons of uranium that meets specification to USEC in November 2004 in exchange for the transfer by USEC to DOE of a like amount of out-of-specification uranium. USEC has transferred 2,093 metric tons (or 99%) of the out-of-specification uranium to DOE, with the remainder expected to be transferred by the end of 2005. The remaining 23 metric tons of out-of-specification uranium held for DOE are reported in current inventories and current liabilities.
4.	Uranium Provided by DOE
     USEC is processing out-of-specification uranium for DOE to remove contaminants. DOE provided uranium that meets specification to USEC in February 2005, and the proceeds from sales of such uranium are being used to reimburse USEC for processing costs incurred. DOE retains certain rights, including security interests in this uranium, in sales contracts for and receivables from sales of this uranium, and in any excess proceeds from such sales. Under the agreement, if proceeds exceed the costs of processing the out-of-specification uranium, USEC is obligated to return any excess proceeds to DOE. Since DOE retains a security interest in this uranium, it is excluded from USEC’s inventory. Excess proceeds from sales of this uranium are invested for DOE and reported as restricted short-term investments. The balance sheet carrying amount of $13.8 million at September 30, 2005, is stated at fair value.
5.	Update Regarding Acquisition of NAC Holding Inc.
     In November 2004, USEC acquired all the outstanding common stock of NAC Holding Inc. and its wholly owned subsidiary NAC International Inc. (collectively “NAC”) from Pinnacle West Capital Corporation for $10.1 million in cash plus the assumption of certain liabilities of NAC. NAC provides U.S. and foreign customers with spent nuclear fuel storage solutions, nuclear materials transportation, and nuclear fuel cycle consulting services. As part of the acquisition agreement, USEC deposited an additional $6.0 million in an escrow fund pending the outcome of a contingency relating to the renewal or replacement of a contract with DOE. On October 1, 2005, a three-year, $25 million contract extension to manage the Nuclear Materials Management and Safeguards System for DOE became effective and, pursuant to the terms of the acquisition agreement, the $6.0 million in escrow was thereafter released to Pinnacle West. As such, the goodwill and other intangibles of $4.3 million as reported at December 31, 2004 have been increased by $6.0 million.

6.	Debt and Bank Credit Facility
     At September 30, 2005, long-term debt of $325.0 million is classified as a current liability for the senior notes scheduled to mature January 20, 2006.
     On August 18, 2005, USEC entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of the Company and its subsidiaries. The new facility replaced a three-year, $150.0 million facility that had been scheduled to expire in September 2005, and is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Borrowings under the new facility are subject to limitations based on established percentages of eligible accounts receivable and inventory.
     The newly established interest rate margin is 50 basis points lower than that under the previous facility. Outstanding borrowings under the new facility bear interest at a variable rate equal to, based on USEC’s election, either:
•	the sum of (x) the greater of the JPMorgan Chase Bank prime rate and the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .25% to .75% based upon collateral availability, or

•	the sum of LIBOR plus a margin ranging from 2.0% to 2.5% based on collateral availability.
     The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default. The facility does not restrict USEC’s payment of common stock dividends at the current level, subject to a minimum level of facility availability and no existing defaults at the time of a dividend declaration. The revolving credit facility also contains various reserve provisions that may reduce the facility’s availability periodically. For example, after July 19, 2006 the facility’s availability will be reduced by $150 million less the amount of any proceeds from any debt or equity offering completed prior to that date. Offerings after July 19, 2006 would reduce the amount of the reserve. Other defined reserves, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.
     As of September 30, 2005, USEC was in compliance with covenants under the revolving credit facility. There were no short-term borrowings under the new revolving credit facility at September 30, 2005 or the previous revolving credit facility at December 31, 2004. Letters of credit issued under the facilities amounted to $1.1 million at September 30, 2005 and $0.9 million at December 31, 2004.
7.	Deferred Revenue and Advances from Customers
Deferred revenue and advances from customers, including excess proceeds from sales of DOE uranium, were as follows (in millions):

	September 30,	December 31,
	2005	2004
		As restated
Current:
Deferred revenue	$133.4	$20.6
Advances from customers	7.4	8.2
Excess proceeds from sales of DOE uranium	13.8	—

	$154.6	$28.8

Long-term:
Advances from customers	$1.8	$6.9

     In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. In certain cases, the terms of the agreement require USEC to hold the uranium to which the customer has title. In other cases, the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. Recognition of revenue is deferred until uranium or LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. Related costs, reported in other current assets, totaled $69.2 million at September 30, 2005 and $19.6 million at December 31, 2004.
8.	Stock-Based Compensation
     Compensation expense for employee stock compensation plans is measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). As long as a fixed number of stock options are granted at a fixed exercise price that is at least equal to the market value of common stock at the date of grant, there is no compensation expense for the grant, vesting or exercise of stock options.
     Grants of restricted stock result in deferred compensation based on the market value of common stock at the date of grant. Deferred compensation is amortized to expense on a straight-line basis over the vesting period. Compensation expense for awards of restricted stock units is generally accrued over a three-year performance period.
     Under the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, pro forma net income (loss) assumes that compensation expense relating to stock options and to shares of common stock purchased by employees at 85% of the market price under the Employee Stock Purchase Plan is recognized based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The fair value of stock options is measured at the date of grant based on the Black-Scholes option pricing model and is amortized to expense over the vesting period. The following table illustrates the effect on net income (loss) if the fair value method of accounting had been applied (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		As restated		As restated
Net income (loss), as reported	$(5.2)	$(2.3)	$(7.3)	$(4.7)
Add — Stock-based compensation expense included in reported results, net of income tax	.6	.7	1.8	2.7
Deduct — Stock-based compensation expense determined under the fair value method, net of income tax	(1.3)	(1.1)	(4.2)	(4.5)

Pro forma net income (loss)	$(5.9)	$(2.7)	$(9.7)	$(6.5)

Net income (loss) per share — basic and diluted:
As reported	$(.06)	$(.03)	$(.08)	$(.06)
Pro forma	$(.07)	$(.03)	$(.11)	$(.08)
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share Based Payment, which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires that compensation costs relating to stock awards, such as stock options issued to employees, be recognized in the financial statements as costs and expenses based on fair value. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 expressing the views of the SEC staff regarding SFAS No. 123(R) and, in April 2005, the SEC amended its rules to delay the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006.

USEC expects to adopt SFAS No. 123(R) beginning in 2006 using the modified prospective application transition method under which costs and expenses will include compensation costs for stock awards. Compensation costs and expenses for periods prior to 2006 continue to be based on the intrinsic value method under APB No. 25.
9.	Pension and Postretirement Health and Life Benefit Costs
     The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service costs	$4.2	$3.6	$12.2	$10.5	$1.3	$1.9	$5.4	$5.8
Interest costs	9.7	9.4	29.3	28.1	3.4	3.8	10.8	11.2
Expected return on plan assets (gains)	(13.7)	(12.8)	(41.1)	(38.4)	(1.3)	(1.4)	(4.1)	(3.8)
Amortization of prior service costs (credit)	.4	.4	1.2	1.0	(.3)	(.7)	(.7)	(1.9)
Amortization of actuarial (gains) losses	.3	.4	1.6	1.2	—	(.3)	1.1	1.1
Curtailment losses	.1	—	.1	—	—	—	—	—

Net benefit costs	$1.0	$1.0	$3.3	$2.4	$3.1	$3.3	$12.5	$12.4

     USEC expects total cash contributions to the plans in 2005 will be as follows: $7.9 million for the defined benefit pension plans and $7.8 million for the postretirement health and life plans. Of those amounts, contributions made as of September 30, 2005 were $7.2 million and $6.3 million related to the defined benefit pension plans and postretirement health and life plans, respectively.
     At December 31, 2004, projected pension benefit obligations were 97% funded and postretirement health and life benefit obligations, typically funded on a pay-as-you-go basis, were 25% funded.
10.	Stockholders’ Equity
     Changes in stockholders’ equity were as follows (in millions, except per share data):

						Accumu-
						lated
	Common					Other
	Stock,	Excess of				Compre-
	Par Value	Capital			Deferred	hensive	Total
	$.10 per	over	Retained	Treasury	Comp-	Income	Stockholders’
	Share	Par Value	Earnings	Stock	ensation	(Loss)	Equity
Balance at December 31, 2004, as restated	$10.0	$963.9	$56.3	$(109.2)	$(1.6)	$(.7)	$918.7
Common stock issued:
Proceeds from the exercise of stock options	—	.3	—	4.8	—	—	5.1
Restricted and other stock issued	—	5.9	—	4.6	(1.8)	—	8.7
Dividends paid to stockholders	—	—	(35.4)	—	—	—	(35.4)
Net income (loss)	—	—	(7.3)	—	—	—	(7.3)

Balance at September 30, 2005	$10.0	$970.1	$13.6	$(99.8)	$(3.4)	$(.7)	$889.8

11.	Organizational Restructuring
     In September 2005, USEC announced it would restructure the Company’s organization and resize the headquarters operations located in Bethesda, Maryland. This included the implementation of an involuntary reduction of 38 employees in the headquarters staff, including the elimination of some senior positions and the realignment of responsibilities under a smaller senior management team. The workforce reductions resulted in special charges for termination benefits of $4.5 million. In connection with the reduction of workforce we offered a termination benefit that does not require additional services. Of these termination charges, which principally consist of severance benefits, $0.8 million was paid or utilized during September. USEC plans to pay or utilize the remaining $3.7 million throughout the next four quarters as required by the plan. The workforce reductions were related to our headquarters operations and did not impact either reportable segment (LEU or U.S. government contracts). Additionally, facility related charges of at least $1.6 million are expected when efforts are undertaken to consolidate office space at the headquarters location. These facility related charge estimates are preliminary, but all work is expected to be completed during the fourth quarter of 2005.
     In late October 2005, we continued our restructuring efforts at our field organizations, announcing voluntary and involuntary staff reductions totaling approximately 200 employees, which will impact our reportable segments. A termination benefits charge estimated to be in the range of $2 million to $3 million will be incurred in the fourth quarter of 2005 for the staff reductions at our plants. When combined with the headquarters restructuring, total charges in 2005 related to organizational restructuring are estimated to be in the range of $8 million to $10 million.
12.	Legal Matters
     Executive Termination
     USEC is currently arbitrating a dispute with its former President and Chief Executive Officer, William H. Timbers, whose employment was terminated for cause in December 2004. Mr. Timbers has alleged that USEC breached his employment agreement in its manner of terminating him and that he was terminated without “cause.” In his demand for arbitration, Mr. Timbers sought damages of “at least $21 million,” restricted stock and stock options that his demand valued at more than $15 million based on USEC’s stock price on February 28, 2005, and other unspecified compensatory and punitive damages. USEC denied these allegations and filed counterclaims against Mr. Timbers. Closed hearings on the claims and counterclaims, originally scheduled for the fourth quarter, are now expected to be held in the first quarter of 2006.
     USEC continues to believe that it will prevail in this arbitration; however, if it is determined that Mr. Timbers’ employment was terminated other than for “cause” (as that term is defined in his employment agreement), USEC estimates that it would have to make cash payments of up to approximately $18 million, plus an amount with respect to vested and unvested stock options which were forfeited and have been cancelled. The value of the vested and unvested stock options on the date of termination was approximately $5.6 million, but could fluctuate with changes in the value of USEC common stock if the value of these options were determined as of a later date.

     Environmental Matter
     USEC is currently involved in environmental remediation activities at a site in Barnwell, South Carolina previously operated by Starmet CMI (“Starmet”), one of USEC’s former contractors. USEC and certain federal agencies were identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (commonly known as Superfund), and in February 2004 entered into an agreement with the U.S. Environmental Protection Agency to clean up certain areas at Starmet’s Barnwell site. These activities involve the cleanup of two evaporation ponds and removal and disposal of certain drums and other material containing uranium and other byproducts of Starmet’s activities at the site. USEC is responsible for removing certain material from the site that is attributable to quantities of depleted uranium USEC had sent to the site. We have engaged contractors to remove and dispose of such material. At September 30, 2005, we had an accrued current liability of $1.1 million representing our current estimate of our share of costs to comply with the EPA settlement agreement and other costs associated with the Starmet facility.
     Other
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
13.	Segment Information
     We have two reportable segments: the LEU segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants, and NAC, which was acquired by USEC in November 2004. Operating income for segment reporting is measured before selling, general and administrative expenses. There were no intersegment sales between the reportable segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		As restated		As restated
	(millions)
Revenue
LEU segment:
Separative work units	$306.2	$194.6	$713.8	$543.1
Uranium	60.2	20.5	139.7	104.8

	366.4	215.1	853.5	647.9
U. S. government contracts segment	54.6	40.8	156.1	120.8

	$421.0	$255.9	$1,009.6	$768.7

Segment Operating Income
LEU segment	$8.8	$16.7	$40.0	$57.4
U.S. government contracts segment	7.2	4.3	19.3	9.9

Segment operating income	16.0	21.0	59.3	67.3
Special charge for workforce reductions	4.5	—	4.5	—
Selling, general, and administrative	12.3	15.3	41.5	47.2

Operating income (loss)	(.8)	5.7	13.3	20.1
Interest expense, net of interest income	6.7	8.8	19.4	27.1

Income (loss) before income taxes	$(7.5)	$(3.1)	$(6.1)	$(7.0)

14.	Net Income per Share
     Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by increasing the weighted average number of shares by the assumed conversion of potentially dilutive stock compensation awards.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)
Weighted average number of shares outstanding:
Basic	86.3	84.4	86.0	83.8
Dilutive effect of stock compensation awards (1)	—	—	—	—

Diluted	86.3	84.4	86.0	83.8

(1)	No dilutive effect of stock compensation awards is recognized in those periods in which a net loss has occurred. Potential shares totaling 0.3 million for the three months and 0.4 million for the nine months ended September 30, 2005, and 0.7 million for the three months and 0.6 million for the nine months ended September 30, 2004, would be antidilutive, and in those periods diluted earnings per share is the same as basic earnings per share.
     Other options to purchase shares of common stock having an exercise price greater than the average share market price are also excluded from the calculation of diluted earnings per share.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
Options excluded from diluted earnings per share calculation:

Options to purchase common stock (in millions)	.2		.1		.2		.8
	$13.25	to	$10.44	to	$13.98	to	$8.50	to
Exercise price	$16.90		$14.00		$16.90		$14.00

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
Overview
     USEC, a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. USEC, either directly or through its subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supplies LEU to both domestic and international utilities for use in over 150 nuclear reactors worldwide,

•	is the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	is demonstrating and plans to deploy what USEC expects to be the world’s most efficient uranium enrichment technology, known as the American Centrifuge,

•	performs contract work for the U.S. Department of Energy (“DOE”) and DOE contractors at the Paducah and Portsmouth plants, and

•	provides transportation and storage systems for spent nuclear fuel and nuclear and energy consulting services, including nuclear materials tracking.
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
     USEC’s financial performance over time can be significantly affected by changes in prices for SWU. The SWU price indicator for new long-term contracts, as published by TradeTech in Nuclear Market Review, was $110 per SWU on September 30, 2005, compared with $107 per SWU on December 31, 2004. This price indicator is representative of base year prices under new long-term enrichment contracts in USEC’s primary markets. However, our backlog includes contracts awarded to USEC when prices were lower. As a result, the average SWU price billed to customers declined in recent years, leveled off in 2004 and has begun to improve in 2005. USEC expects that sales under new contracts will increase the average SWU price billed to customers.
     The spot price indicator for uranium hexafluoride, published by Nuclear Market Review, was $94.75 per kilogram of uranium on September 30, 2005, an increase of $31.75 (or 50%) from $63.00 on December 31, 2004. The spot price increased 42% in 2004 from $44.25 on December 31, 2003. The long-term price for uranium hexafluoride, as calculated using indicators published by Nuclear Market Review, was $95.61 per kilogram of uranium on September 30, 2005, an increase of $20.29 (or 27%) from $75.32 on December 31, 2004. The long-term price increased 62% in 2004 from $46.50 on December 31, 2003. However, most of USEC’s uranium inventory has been committed under sales contracts with utility customers, and the positive impact of higher prices is limited to sales under new contracts and to sales under contracts with prices determined at the time of delivery.
     USEC expects that its inventory of uranium is sufficient to continue sales through 2007. We will continue to supplement our supply of uranium for additional sales by underfeeding the production process at the Paducah plant, as long as it continues to be economical, and by purchasing uranium from suppliers. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Underfeeding increases the inventory of uranium that can be sold.

     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby and processing out-of-specification uranium at the Portsmouth plant. Under DOE’s fiscal 2006 budget request, the cold standby scope of work was scheduled to conclude in September 2005 with a transition to a preliminary decontamination and decommissioning program (“cold shutdown”). DOE and USEC extended the cold standby program in September 2005 through the end of January 2006, and are negotiating the possible scope of work for cold shutdown. Continuation of the cold standby contract or transition to a cold shutdown scope of work is subject to DOE funding and Congressional appropriations.
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
     Cost of Sales
     Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold during the period and is determined by a combination of inventory levels and costs, production costs, and SWU purchase costs. Production costs consist principally of electric power, labor and benefits, long-term depleted uranium disposition cost estimates, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method coupled with USEC’s inventories of SWU and uranium, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over future periods.
     USEC is the Executive Agent of the U.S. government under a contract (“Russian Contract”) to implement a government-to-government agreement to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.
     USEC has agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. In September 2005, USEC announced that the program reached its halfway point with the conversion into LEU of 250 metric tons of highly enriched uranium, thus eliminating nuclear material equal to 10,000 nuclear warheads.
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
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2004, the power load at the Paducah plant averaged 1,330 megawatts. In 2005, the power load at the Paducah plant has averaged 1,266 megawatts, and with higher production levels and a higher power load expected in the fourth quarter, USEC anticipates Paducah’s average power load for 2005 will be at least equal to the 2004 level. USEC expects that approximately 88% of the Paducah plant’s 2005 electric power load requirements will be obtained at fixed prices as part of the multiyear contract signed with the Tennessee Valley Authority (“TVA”) in 2000. Almost all of the remaining expected load requirements for 2005 have been contracted for under higher cost fixed-price contracts.
     Capacity and prices for electric power under the 2000 TVA power contract are fixed through May 2006, and we are discussing power supply arrangements for periods beyond that time with TVA and other suppliers. Recent disruptions in supplies of natural gas caused by hurricane activity in the Gulf Coast region have increased market prices for electricity over the last quarter. However, utilities typically have long-term fuel supply contracts that mitigate the negative impact of short-term disruptions on their costs and on the prices charged to large industrial power users such as USEC. Even so, USEC is anticipating a significant increase in our cost of power beginning in June 2006 compared to the prices for electric power under the 2000 TVA power contract. The increase in electric power costs will increase overall SWU production costs, which will negatively impact our gross margin and cash flow. Management is taking cost cutting measures including workforce reductions, implementing improvements to production efficiencies and pursuing incremental revenue opportunities, including underfeeding, that are expected to offset some, but not all of the anticipated power cost increases.
     We store depleted uranium at the plants and accrue estimated costs for its future disposition. USEC anticipates that it will send most or all of its depleted uranium to DOE for disposition unless a more economic disposal option is available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process USEC’s depleted uranium if provided to DOE by USEC, and USEC would reimburse DOE for costs of disposal, including a pro rata share of capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of USEC’s depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium generated and estimated processing, transportation and disposal costs. USEC’s calculation of the estimated unit cost is based primarily on projected cost data obtained from DOE. USEC’s estimate is less than a DOE estimate used in USEC’s NRC license application for the American Centrifuge Plant that included unidentified contingencies or reserves. The estimated cost and accrued liability are subject to change as new information becomes available.
     Under the DOE-USEC Agreement signed in 2002, USEC incurred costs to process and remove contaminants from out-of-specification uranium, and in return, DOE took title to 23.3 million kilograms of the depleted uranium generated by USEC at the Paducah plant over a four-year period. For this quantity of depleted uranium, USEC’s effective disposition costs were reduced. Transfers of depleted uranium to DOE were completed in the quarter ended June 2005, and higher costs for the future disposition of depleted uranium generated subsequent to June 2005 have resulted in increases to production costs.
     Reference is made to note 3 to the consolidated condensed financial statements for information regarding out-of-specification uranium inventories that were transferred to USEC by DOE prior to privatization in 1998 and are in the process of being remediated or replaced.
     Reference is made to information regarding an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, USEC and others, reported in “Legal Matters” in note 12 to the consolidated condensed financial statements.
     American Centrifuge Technology
     We are in the process of demonstrating our next-generation American Centrifuge uranium enrichment technology. Demonstration activities are underway at centrifuge test facilities located in Oak Ridge, Tennessee, and refurbishment work has begun at the American Centrifuge Demonstration Facility in Piketon, Ohio. In January 2005, USEC met a program milestone under the DOE-USEC Agreement and began testing a full-size centrifuge machine at facilities in Oak Ridge, Tennessee, and, in April 2005, USEC met another program milestone and began manufacturing centrifuge machine components for use in the American Centrifuge Demonstration Facility. The next milestone under the DOE-USEC Agreement, scheduled for October 2006, is obtaining satisfactory reliability and performance data from the lead cascade at the American Centrifuge Demonstration Facility.

     Below is an update on USEC’s current view of progress toward demonstrating and deploying the American Centrifuge:
•	The lead cascade of the American Centrifuge Demonstration Facility is expected to begin operating and providing important performance data in the first half of 2006. USEC had anticipated beginning operation of the lead cascade by the end of 2005. Delays had occurred relating to quality of material, performance issues of certain centrifuge components, and compliance with recently issued regulatory requirements.

•	Progress has been made in addressing these issues and USEC does not expect that these near-term delays will impact our ability to meet the DOE-USEC agreement milestones or our anticipated dates for reaching full production capacity.

•	USEC continues to confirm the performance metrics previously demonstrated by DOE and the metrics’ relationship to schedule and cost. We believe the effort taken now will allow USEC to optimize the machines and cascade configuration for the commercial plant.

•	In October 2005, the NRC’s Atomic Safety and Licensing Board (“ASLB”) denied the petitions of the only two interveners seeking to participate in the hearing process for the American Centrifuge Plant’s license application. The ASLB reviewed and found inadmissible each of the more than 25 individual contentions submitted by the petitioners concerning USEC’s application to build and operate the plant in Piketon. The interveners have appealed the decision to the NRC, and USEC has filed responses to the appeals.
     The successful construction and operation of the American Centrifuge Plant is dependent upon a number of factors including, but not limited to, satisfactory performance of the American Centrifuge technology at various stages of demonstration, NRC licensing, financing, the cost and timely delivery of raw materials, installation and operation of centrifuge machines and equipment, and the achievement of milestones under the DOE-USEC Agreement. In addition, certain actions by DOE are required, including USEC and DOE entering into a long-term lease agreement for the facilities, removal of machines, wastes and other materials from the buildings by DOE, and USEC and DOE agreeing on terms for USEC’s license of the centrifuge intellectual property.
     Government Investigation of Imports from France
     In 2002, the U.S. government imposed antidumping and countervailing duty (anti-subsidy) orders on imports of LEU produced in France. The orders were imposed in response to unfair trading practices by European competitors in connection with imports of LEU into the United States. The U.S. Department of Commerce (“DOC”) annually reviews and revises the antidumping and countervailing duty margin on LEU imports from France under the orders and recently increased the duty margin to 10.98%, compared to 5.27% in 2004.
     A 2005 ruling by the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) could lead to termination of both the antidumping and countervailing duty orders against imports of French LEU. The Federal Circuit found that:
•	enrichment contracts were sales of services, not merchandise, and thus were not subject to the U.S. antidumping law, and

•	a subsidy provided through government purchases of LEU at above-market prices under an enrichment contract is not subject to the countervailing duty law.
     USEC and the U.S. government are considering seeking Supreme Court review of one or both of the Federal Circuit’s rulings. Under the Supreme Court’s rules, a petition for Supreme Court review must be filed in early December 2005, unless the time for filing is extended.

     It is unclear what impact, if any, the Federal Circuit ruling will have on other international trade proceedings involving uranium products, including the 1992 Russian Suspension Agreement (“Russian SA”), as discussed below. However, unless the Federal Circuit decision is overturned or determined to be inapplicable in other proceedings, it could preclude DOC from regulating dumping of any LEU imported under enrichment contracts in those proceedings, which could adversely affect USEC’s sales and profitability.
Russian Suspension Agreement
     Imports of LEU produced in the Russian Federation are subject to restrictions imposed under the Russian SA. The Russian SA prohibits nearly all imports of LEU from Russia for consumption in the United States other than LEU imported by USEC under the Russian Contract. The Russian SA is so-named because it resulted in the “suspension” of the DOC’s 1991 antidumping investigation of imports of all forms of Russian uranium, including LEU.
     On July 1, 2005, the DOC and the International Trade Commission (“ITC”) initiated a “sunset” review of the Russian SA. In this review, which occurs every five years, the DOC will determine whether termination of the Russian SA is likely to lead to a recurrence of dumping of Russian uranium products. Further, the ITC will determine whether the Russian SA’s termination is likely to lead to a recurrence of material injury to the U.S. uranium industry, including USEC. We are vigorously supporting continuation of the Russian SA before both the DOC and ITC.
     On October 4, 2005, the ITC announced that it would conduct a full “sunset” review. In a full review, the ITC will solicit evidence from industry participants (including U.S. nuclear utilities) and will conduct a public hearing to give interested parties an opportunity to express their views to the ITC. The ITC likely will make its final determination in June 2006, although it has the discretion to extend the proceedings until August 2006.
     If either the DOC or ITC makes a negative determination in the sunset review (i.e., if the DOC determines that dumping will not recur, or if the ITC concludes that injury will not recur), the Russian SA and the suspended antidumping investigation will be terminated. With that termination, commercial Russian LEU (i.e., LEU outside of the Russian Contract) could be imported by others without trade restrictions. Commercial Russian LEU could also be imported without restriction if the DOC determined, on the basis of the recent Federal Circuit decision concerning French LEU, that it cannot restrict such imports under the Russian SA or otherwise under U.S. antidumping laws. Imports of commercial Russian LEU without restriction could adversely affect USEC’s sales and profitability.
Results of Operations — Three and Nine Months Ended September 30, 2005 and 2004
     Revenue
     Revenue from sales of SWU increased $111.6 million (or 57%) in the three months and $170.7 million (or 31%) in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. In the three-month period, the volume of SWU sold increased 62% and the average price billed to customers declined 3%. In the nine-month period, the volume of SWU sold increased 30% and the average price billed to customers increased 1%. The increases in volume reflect the timing and mix of customer orders and increases in contractual commitments from customers. USEC expects revenue from sales of SWU in 2005 will be approximately $1.1 billion, about the same as in 2004.

     Revenue from sales of uranium increased $39.7 million (or 194%) in the three months and $34.9 million (or 33%) in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. In the three-month period, the volume of uranium sold increased 287% and the average price billed to customers declined 24%. In the nine-month period, the volume of uranium sold increased 34% and the average price billed to customers declined 1%.The increases in volume reflect the timing of customer orders and increases in contractual commitments from customers. The declines in average prices billed to customers reflect the customer mix and the period when contracts were signed.
     Revenue from the U.S. government contracts segment increased $13.8 million (or 34%) in the three months and $35.3 million (or 29%) in the nine months ended September 30, 2005 compared with the corresponding periods of 2004. The increases primarily reflect revenue from NAC, which was acquired by USEC in November 2004, increased work associated with out-of-specification uranium remediated for DOE, and revenue from contract work that began in April 2004 to refurbish a portion of the centrifuge process buildings in Piketon, Ohio under a contract with DOE. Revenue from NAC amounted to $8.3 million and $21.4 million in the three and nine months ended September 30, 2005, respectively.
     Cost of Sales
     Cost of sales for SWU and uranium increased $155.6 million (or 85%) in the three months and $193.8 million (or 35%) in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. The increases primarily reflect the increases in the volume of SWU and uranium sold. Cost of sales per SWU was 5% higher in the three-month period and 3% higher in the nine-month period reflecting increases in the monthly moving average inventory costs, as discussed below. Cost of sales for SWU in the three-month period reflects a 10% increase in estimated costs for the future disposition of depleted uranium. The increase in estimated costs also impacted inventoried costs in the period and will increase our costs in the future for additional quantities of depleted uranium generated.
     Under the monthly moving average inventory cost method coupled with USEC’s inventories of SWU and uranium, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over future periods.
     USEC purchases 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract declined $.8 million in the three months and $6.2 million in the nine months ended September 30, 2005, compared with the corresponding periods in 2004, due to lower volumes reflecting the timing of deliveries, partly offset by an increase in the market-based purchase cost per SWU.
     Production costs increased $27.8 million in the three months and $46.8 million in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. The production level increased 1% in the three-month period and 3% in the nine-month period. In the three-month period, the cost for electric power increased $21.4 million and unit production costs increased 21%. In the nine-month period, the cost for electric power increased $36.7 million and unit production costs increased 9%. These increases included costs for power required to underfeed the production process, which results in USEC having incremental uranium for sale at today’s higher prices. The average cost per megawatt hour increased 28% in the three-month period and 13% in the nine-month period, reflecting increases in the cost of market-based power purchased above the fixed-price power included in the 2000 TVA power contract. Estimated costs for the future disposition of depleted uranium increased compared to the corresponding periods in 2004 due to a 10% increase in the estimated unit disposition cost and declines in transfers of depleted uranium to DOE under the DOE-USEC Agreement. USEC’s effective disposition costs were reduced for quantities of depleted uranium transferred to DOE under the agreement. Transfers under the agreement were completed in the quarter ended June 30, 2005.

     Cost of sales for the U.S. government contracts segment increased $10.4 million (or 28%) in the three months and $24.4 million (or 22%) in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. The increases primarily reflect costs related to NAC, which was acquired by USEC in November 2004, and increased work associated with out-of-specification uranium remediated for DOE. Cost of sales in the 2005 periods related to NAC amounted to $5.1 million and $14.2 million in the three and nine months ended September 30, 2005, respectively.
     Gross Profit
     Gross profit margins declined to 8.7% from 14.6% in the three months ended September 30, 2005, reflecting higher cost of sales per SWU and lower sales prices for SWU and uranium. Gross profit margins declined to 12.5% from 13.5% in the nine months ended September 30, 2005, compared to the corresponding period of 2004, reflecting higher cost of sales per SWU and lower uranium sales prices, partly offset by higher SWU sales prices. USEC expects the gross profit margin will be approximately 14% in 2005, the same as in 2004. As a result of increases in prices of uranium over the last few years, sales of uranium in 2004 and 2005 are generating a higher gross profit margin than in prior years.
     Gross profit for SWU and uranium declined $4.3 million (or 13%) in the three months ended September 30, 2005, compared with the corresponding period in 2004, reflecting higher cost of sales per SWU and lower sales prices for SWU and uranium, partly offset by increases in volumes of SWU and uranium sold. Gross profit for SWU and uranium increased $11.8 million (or 13%) in the nine-month period, reflecting increases in the volumes of SWU and uranium sold and higher SWU sales prices, partly offset by higher cost of sales per SWU and lower uranium prices.
     Gross profit for the U.S. government contracts segment increased $3.4 million (or 79%) in the three months and $10.9 million (or 110%) in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. Gross profit of NAC, which was acquired by USEC in November 2004, amounted to $3.2 million and $7.2 million in the three and nine months ended September 30, 2005, respectively. In addition, USEC resolved a number of outstanding issues and recovered past due billings to a DOE contractor, for which an allowance had previously been accrued, resulting in nonrecurring income of $2.3 million in the first three months of 2005.
     Special Charge for Workforce Reductions
     In September 2005, USEC announced it would restructure the Company’s organization and resize the headquarters operations located in Bethesda, Maryland. This included the implementation of an involuntary reduction of 38 employees in the headquarters staff, including the elimination of some senior positions and the realignment of responsibilities under a smaller senior management team. The restructuring places a priority on the demonstration and deployment of American Centrifuge, while maintaining reliable and efficient enrichment operations. The workforce reductions resulted in special charges for termination benefits of $4.5 million in the three and nine months ended September 30, 2005. The workforce reductions were related to our headquarters operations and did not impact either reportable segment (LEU or U.S. government contracts). Additionally, facility related charges of at least $1.6 million are expected when efforts are undertaken to consolidate office space at the headquarters location. These facility related charge estimates are preliminary, but all work is expected to be completed during the fourth quarter of 2005.
     In late October 2005, we continued our restructuring efforts at our field organizations, announcing voluntary and involuntary staff reductions totaling approximately 200 employees, which will impact our reportable segments. A termination benefits charge estimated to be in the range of $2 million to $3 million will be incurred in the fourth quarter of 2005 for the plant staff reductions. When combined with the headquarters restructuring, total charges in 2005 related to organizational restructuring are estimated to be in the range of $8 million to $10 million.

      The workforce reductions, combined with previous cost-cutting initiatives, are expected to result in annual savings to production costs of approximately $10 million per year and a reduction in annual selling, general and administrative expenses of approximately $13 million below 2004 levels of approximately $64 million, even with the addition of $6 million in expenses related to NAC, which was acquired in late 2004. These savings are anticipated to be realized beginning in 2006. Some of the anticipated savings in annual selling, general and administrative expenses in 2006 will be offset by expected increases in stock-based compensation expense as required under SFAS No. 123(R) and expected increases in compensation, pension and other benefit costs.
     Advanced Technology Costs
     Advanced technology costs, primarily demonstration costs for the American Centrifuge technology, increased $4.1 million (or 25%) in the three months and $30.7 million (or 84%) in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. Expenses increased primarily as a result of an increase in the number of employees and contractors working on demonstration activities, increased spending to manufacture centrifuge components for the lead cascade, and costs to upgrade equipment at the American Centrifuge Demonstration Facility in Piketon, Ohio in preparation for the anticipated startup of centrifuge machines in the lead cascade. The expenses also represent unanticipated increases in demonstration and lead cascade costs incurred and expenses that had originally been anticipated to be capitalized. Advanced technology costs for NAC amounted to $1.5 million in the nine months ended September 30, 2005. NAC was acquired by USEC in November 2004.
     Selling, General and Administrative
     Selling, general, and administrative expenses declined $3.0 million (or 20%) in the three months and $5.7 million (or 12%) in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. Consulting expenses declined $5.5 million and compensation and employee benefit costs declined $3.8 million in the nine-month period. The decline was partly offset by expenses of $4.5 million of NAC, which was acquired by USEC in November 2004.
     Operating Income (Loss)
     Operating income declined $6.5 million (or 114%) in the three months and $6.8 million (or 34%) in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. The decline in the three-month period reflects lower gross profit for SWU, the special charge for workforce reductions and higher centrifuge demonstration costs, partly offset by higher gross profit for the U.S. government contracts segment and lower selling, general and administrative expenses. The decline in the nine-month period reflects higher centrifuge demonstration costs and the special charge for workforce reductions, partly offset by higher gross profit and lower selling, general and administrative expenses.
     Interest Expense and Interest Income
     Interest expense declined $1.0 million (or 10%) in the three months and $3.0 million (or 10%) in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. The declines resulted primarily from the repurchase in December 2004 of $25.0 million of the 6.625% senior notes due January 20, 2006.
     Interest income increased $1.1 million (or 92%) in the three months and $4.7 million (or 174%) in the nine months ended September 30, 2005, compared with the corresponding periods in 2004. The average balance of invested cash, cash equivalents and short-term investments was higher.

     Provision (Credit) for Income Taxes
     The provision for income taxes is $1.2 million for the nine months ended September 30, 2005, compared with a credit for income taxes of $2.3 million in the corresponding period in 2004. USEC recorded negative effects on deferred tax assets from reductions in the Kentucky tax rate in the first quarter of 2005 and the Ohio tax rate in the second quarter of 2005. Excluding the one-time effects of the Kentucky and Ohio deferred tax asset reductions, USEC’s effective tax rate is approximately 30% for the nine months ended September 30, 2005, as compared to an effective tax rate of 33% in the corresponding period in 2004.
     Net Income (Loss)
     There was a net loss of $5.2 million (or $.06 per share) in the three months ended September 30, 2005, compared with a net loss of $2.3 million (or $.03 per share) in the corresponding period in 2004. In the nine months ended September 30, 2005, there was a net loss of $7.3 million (or $.08 per share) compared with a net loss of $4.7 million (or $.06 per share) in the corresponding period in 2004. Net losses in the 2005 periods reflect higher centrifuge demonstration costs and the higher provision for income taxes. The nine-month period benefited from an increase in gross profit compared with the corresponding period in 2004. Centrifuge demonstration costs reduced net income by $12 million (or $.14 per share) after tax and $41 million (or $.48 per share) after tax in the three and nine months ended September 30, 2005, respectively, compared with $10 million (or $.12 per share) after tax and $23 million (or $.27 per share) after tax in the corresponding periods in 2004.
2005 Outlook
     USEC reiterates its guidance of 2005 net income in the range of $18 to $23 million, or 21 to 27 cents per share. USEC anticipates that revenue for 2005 will total approximately $1.5 billion and that the average gross margin for all business segments will be approximately 14 percent for the year. As noted earlier, USEC has recorded $133 million in deferred revenue on its balance sheet for uranium sales where the revenue has not yet been recognized. This deferred revenue has an expected gross profit of $64 million. Because this revenue cannot be recognized until the uranium leaves USEC property as low enriched uranium, which is determined by customer requirements, USEC cannot forecast with certainty when the recognition will occur. The net income guidance reflects the charge for staff reductions at USEC’s headquarters and an anticipated fourth quarter charge for field operation reductions, which are part of the companywide restructuring effort.
     Cash flow from operations in 2005 is expected to be in a range from $135 to $140 million. This estimate is approximately $50 million below the previous guidance due to the timing of customer orders and the resulting movement of accounts receivable into the first quarter of 2006, and timing of federal tax payments. USEC anticipates a cash balance at December 31, 2005 in a range of $230 to $240 million, which could be reduced by early repurchases of bonds due in January 2006.
Liquidity and Capital Resources
     Operating Activities
     Cash flow from operating activities was $20.2 million in the nine months ended September 30, 2005, compared with negative net cash flow of $162.2 million in the corresponding period in 2004. Cash flow in the 2005 period benefited from cash received on sales that are deferred for revenue recognition, and an increase of $45.7 million in payables under the Russian Contract due to the timing of purchases. Cash flow was partly offset by a net inventory increase of $63.2 million for the nine months ended September 30, 2005. The increase reflects the timing of sales and deliveries relative to USEC’s long-range production plan, which considers the economics of power and other costs.

     The negative net cash flow of $162.2 million in the nine months ended September 30, 2004 reflects a payment of $33.2 million resulting from the settlement of termination obligations under a power purchase agreement. In addition, there was a net inventory increase or temporary buildup of $299.5 million and a decline of $95.1 million in accounts receivable. The increase in inventory and the decline in accounts receivable resulted from the low level of sales in the nine months ended September 30, 2004.
     Investing Activities
     Capital expenditures amounted to $20.6 million in the nine months ended September 30, 2005, compared with $13.1 million in the corresponding period in 2004. Capital expenditures include capitalized costs associated with the American Centrifuge Plant, amounting to $11.9 million in the nine months ended September 30, 2005, compared with $3.5 million in the corresponding period in 2004.
     Financing Activities
     The issuance of common stock, primarily from the exercise of stock options, provided cash flow from financing activities of $8.3 million in the nine months ended September 30, 2005, compared with $10.8 million in the corresponding period in 2004. There were 86.5 million shares of common stock outstanding at September 30, 2005, compared with 85.1 million at December 31, 2004, an increase of 1.4 million shares (or 1.6%).
     Dividends paid to stockholders amounted to $35.4 million (or a quarterly rate of $.1375 per share) in the nine months ended September 30, 2005, compared with $34.6 million in the corresponding period in 2004. The increase reflects the increase in the number of shares outstanding.
     Working Capital

	September 30,	December 31,
	2005	2004
		As restated
	(millions)
Cash and cash equivalents	$147.3	$174.8
Accounts receivable — trade	277.5	238.5
Inventories	1,102.2	1,009.4
Current portion of long-term debt	(325.0)	—
Other current assets and liabilities, net	(366.7)	(299.1)

Working capital	$835.3	$1,123.6

     The primary factor in reducing USEC’s working capital total as of September 30, 2005, compared to December 31, 2004, relates to the current portion of long-term debt. At September 30, 2005, long-term debt of $325.0 million is classified as a current liability for the senior notes scheduled to mature January 20, 2006.
     Capital Structure and Financial Resources
     At September 30, 2005, debt consisted of $325.0 million of 6.625% senior notes due January 20, 2006, representing the current portion of long-term debt included in current liabilities, and $150.0 million of 6.750% senior notes due January 20, 2009 and reported as long-term debt. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     On August 18, 2005, USEC entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of the Company and its subsidiaries. The new facility replaced a three-year, $150.0 million facility that had been scheduled to expire in September 2005, and is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Borrowings under the new facility are subject to limitations based on established percentages of eligible accounts receivable and inventory.
     The newly established interest rate margin is 50 basis points lower than that under the previous facility. Outstanding borrowings under the new facility bear interest at a variable rate equal to, based on USEC’s election, either:
•	the sum of (x) the greater of the JPMorgan Chase Bank prime rate and the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from .25% to .75% based upon collateral availability, or

•	the sum of LIBOR plus a margin ranging from 2.0% to 2.5% based on collateral availability.
     The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default. The facility does not restrict USEC’s payment of common stock dividends at the current level, subject to a minimum level of facility availability and no existing defaults at the time of a dividend declaration. The revolving credit facility also contains various reserve provisions that may reduce the facility’s availability periodically. For example, after July 19, 2006 the facility’s availability will be reduced by $150 million less the amount of any proceeds from any debt or equity offering completed prior to that date. Offerings after July 19, 2006 would reduce the amount of the reserve. Other defined reserves, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.
     As of September 30, 2005, USEC was in compliance with covenants under the revolving credit facility. There were no short-term borrowings under the new revolving credit facility at September 30, 2005 or the previous revolving credit facility at December 31, 2004. Letters of credit issued under the facilities amounted to $1.1 million at September 30, 2005 and $0.9 million at December 31, 2004.
     USEC expects to repay the $325 million 6.625% senior notes due January 20, 2006 with a combination of borrowings under the revolving credit facility and cash on-hand. We may repurchase some or all of the senior notes prior to the scheduled maturity. USEC also expects to file a shelf registration statement with the SEC in the first half of 2006 to enable the Company to sell various securities, including debt and equity, to repay borrowings under the credit facility and for other corporate uses. Any sales of securities would be subject to market conditions.
     On August 10, 2005, Standard & Poor’s lowered its corporate credit rating on USEC to B+ with negative outlook from BB- with negative outlook. Our current ratings are as follows:

	Standard & Poor’s	Moody’s
Corporate credit/family rating	B+	B1
Senior unsecured debt	B	B2
Outlook	Negative	Stable

     USEC does not have any debt obligations that are accelerated or in which interest rates increase in the event of a credit rating downgrade, although reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future.
     The total debt-to-capitalization ratio was 35% at September 30, 2005 and 34% at December 31, 2004. We expect that our cash, internally generated funds from operations, and available financing under the revolving credit facility will be sufficient over the next 12 months to meet our cash flow obligations, including the repayment of the outstanding senior notes due in January 2006.
     USEC expects to fund American Centrifuge costs with internally generated cash through 2006. Thereafter, USEC expects it will fund capital costs using a number of sources, including dedicating all cash flow from operations to American Centrifuge and proceeds from debt and equity offerings the terms of which will depend on conditions at the time funds are needed for construction.
New Accounting Standards
     Reference is made to “Stock-Based Compensation” in note 8 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At September 30, 2005, the balance sheet carrying amounts for cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has not entered into financial instruments for trading purposes. The fair value of debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of debt, the balance sheet carrying amounts and related fair values at September 30, 2005, are as follows (in millions):

	Maturity Dates		September 30, 2005
	January 20,	January 20,	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value
Debt:
6.625% senior notes	$325.0		$325.0	$318.5
6.750% senior notes		$150.0	150.0	144.0

			$475.0	$462.5

     Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:
•	commodity price risk subsequent to May 2006 for electric power requirements for the Paducah plant, for which almost all of the electric power is purchased from TVA at fixed prices through May 2006,

•	interest rate risk on $325.0 million of senior notes that bear interest at the fixed rate of 6.625% and are scheduled to mature January 20, 2006, which, if not repaid with cash and borrowings under the credit facility, may be refinanced or replaced on or after maturity with various securities, and

•	interest rate risk relating to any outstanding borrowings at variable interest rates under the $400.0 million revolving credit agreement.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     USEC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by USEC in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. USEC’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the design and operation of USEC’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, USEC’s Chief Executive Officer and Chief Financial Officer concluded that USEC’s disclosure controls and procedures were effective as of September 30, 2005.
     Changes in Internal Control over Financial Reporting
     During the quarter ended September 30, 2005, the following changes in internal control over financial reporting have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

     USEC’s management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that the material weaknesses in USEC’s internal controls over financial reporting relating to the recognition of revenue and the valuation of deferred tax assets discussed in USEC’s Form 10-K/A for the year ended December 31, 2004, Form 10-Q/A for the quarter ended March 31, 2005 and Form 10-Q for the quarter ended June 30, 2005, were remediated as of September 30, 2005. The remedial actions included:
•	enhancing processes to identify all “bill and hold” transactions,

•	gathering and thoroughly evaluating relevant facts to ensure that sales are recognized in the proper period,

•	ensuring appropriate technical resources are involved in the evaluation of possible accounting treatments, and

•	enhancing the documentation of the facts and the related review and approval of our conclusions as to the appropriate accounting, with a particular focus on deferred tax assets, and comprehensive reviews in these areas conducted by USEC’s accounting staff and internal audit staff.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to information regarding the termination of the employment of William H. Timbers and the related arbitration, reported in note 12 to the consolidated condensed financial statements.
     Reference is made to information regarding an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, USEC and others, reported in note 12 to the consolidated condensed financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Third Quarter 2005 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	19,812	$10.91	—	—

Total	19,812	$10.91	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 19,812 shares of common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan, as amended.
Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

November 4, 2005	By	/s/ Ellen C. Wolf

Ellen C. Wolf
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.