Form 10-K
period 2005-12-31
USEC INC
filed 2006-02-24
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “non-accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange as of June 30, 2005, was $1,262 million. As of January 31, 2006, there were 86,576,000 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders to be held on April 25, 2006, are incorporated by reference into Part III.

     This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” — that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; the success and timing of the demonstration and deployment of the American Centrifuge technology and the costs to develop that technology; difficulties in obtaining financing; changes in existing restrictions on imports of Russian enriched uranium; the elimination of duties charged on imports of foreign-produced low enriched uranium and uranium; pricing trends in the uranium and enrichment markets; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits and government/regulatory and environmental remediation efforts); the competitive environment for our products and services; and changes in the nuclear energy industry. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A of this report entitled “Risk Factors.” We do not undertake to update our forward-looking statements except as required by law.
PART I
Items 1 and 2. Business and Properties
Overview
     USEC, a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are the exclusive executive agent for the U.S. government for a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	are in the process of demonstrating, and plan to deploy, what we expect to be the world’s most efficient uranium enrichment technology known as the American Centrifuge,

•	perform contract work for the U.S. Department of Energy (“DOE”) and DOE contractors at the Paducah and Portsmouth plants, and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services, including nuclear materials tracking.
     USEC Inc. is organized under Delaware law. USEC was a U.S. government corporation until July 28, 1998, when the company completed an initial public offering of common stock. In connection with the privatization, the U.S. government transferred all of its interest in the business to USEC, with the exception of certain liabilities from prior operations of the U.S. government. References to “USEC” or “we” include USEC Inc. and its wholly owned subsidiaries as well as the predecessor to USEC unless the context otherwise indicates. A glossary of terms is included in Part IV of this annual report.
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
     The following outlines the steps for converting natural uranium into LEU fuel, commonly known as the nuclear fuel cycle:
•	Mining and Milling — Natural or unenriched uranium is removed from the earth in the form of ore and then crushed and concentrated.

•	Conversion — Uranium concentrates are combined with fluorine gas to produce uranium hexafluoride, a powder at room temperature and a gas when heated. Uranium hexafluoride is shipped to an enrichment plant.

•	Enrichment — Uranium hexafluoride is enriched in a process that increases the concentration of U235 isotopes in the uranium hexafluoride from its natural state of 0.711% up to 5%, which is usable as a fuel for commercial nuclear power reactors. Depleted uranium is a by-product of the uranium enrichment process. USEC has the only commercial uranium enrichment plant operating in the United States. The standard measure of uranium enrichment is a separative work unit (“SWU”). A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope. SWUs are measured using a standard formula derived from the physics of uranium enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as its SWU component.

•	Fuel Fabrication — LEU is converted to uranium oxide and formed into small ceramic pellets by fabricators. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.

•	Nuclear Power Plant — The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate about 16% of the world’s electricity.

•	Consumers — Businesses and homeowners rely on the steady, baseload electricity supplied by nuclear power and value its clean air qualities.
     We produce or acquire LEU from two principal sources. We produce LEU at the gaseous diffusion plant in Paducah, Kentucky, and we acquire LEU by purchasing the SWU component of LEU from Russia under the Megatons to Megawatts program.

Products and Services
     Low Enriched Uranium
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
     U.S. Government Contract Work
     USEC performs contract work for DOE and DOE contractors at the Paducah and Portsmouth plants including:
•	maintaining the Portsmouth gaseous diffusion plant in a state of readiness or “cold standby”,

•	processing out-of-specification uranium,

•	refurbishing centrifuge process buildings, and

•	providing infrastructure support services.
     DOE and USEC extended the cold standby program through the end of March 2006, and are negotiating the scope of work for a decontamination and decommissioning program.
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
     The Projects division provides spent nuclear fuel cask design and engineering services and has eight licensed spent fuel technology systems: four for transportation, three for storage, and the NAC-STC storage/transport system. NAC is developing a new dual-purpose dry storage system, the Modular, Advanced Generation, Nuclear All-purpose Storage System (“MAGNASTOR”), consisting of a concrete cask and a welded stainless steel transportation storage canister with a welded closure lid to safely store spent nuclear fuel. Development of the MAGNASTOR™ system is about 70% complete. The storage license application has been submitted to the U.S. Nuclear Regulatory Commission (“NRC”) with certification expected in 2006, and the transportation license application is expected to be submitted in late 2006.
     The Site and Transportation Services division provides spent fuel transport and management systems and owns spent fuel and high-level waste transportation casks and equipment. The casks have been used at more than 50 nuclear facilities worldwide.

     NAC Worldwide Consulting provides utilities and government agencies with an independent expert source of strategic planning, market research and analysis, price forecasts, procurement strategies and other services. NAC Worldwide Consulting operates the Nuclear Materials Management & Safeguards Systems, a U.S. government database that tracks the possession, use and shipment of nuclear materials.
Revenue by Geographic Area, Major Customers and Segment Information
     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Years Ended December 31,
	2005	2004	2003
United States	$1,074.1	$918.2	$919.0
Foreign:
Japan	224.2	215.2	266.7
Other	261.0	283.8	251.0

	485.2	499.0	517.7

	$1,559.3	$1,417.2	$1,436.7

     Other than the U.S. government, our 10 largest customers represented 52% of revenue and our three largest customers represented 21% of revenue in 2005. Revenue from Exelon Corporation, a domestic customer, represented more than 10%, but less than 15%, of revenue in 2003, but less than 10% in 2004 and 2005. Revenue from U.S. government contracts represented 13% of revenue in 2005, and 12% of revenue in 2004 and in 2003.
     Reference is made to segment information reported in note 15 to the consolidated financial statements.
SWU and Uranium Backlog
     Backlog is the aggregate dollar amount of SWU and uranium that we expect to sell under contracts with utilities. Backlog is based on customers’ estimates of their fuel requirements and certain other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. At December 31, 2005, we had contracts with utilities aggregating an estimated $5.9 billion through 2015 ($5.1 billion through 2010 including $1.5 billion expected to be delivered in 2006), compared with $4.7 billion at December 31, 2004.
Gaseous Diffusion Plants
     Two existing commercial technologies are currently used to enrich uranium for nuclear power plants: gaseous diffusion and gas centrifuge. We currently use the older gaseous diffusion technology and are in the process of demonstrating gas centrifuge technology to replace our gaseous diffusion operations.
     Gaseous Diffusion Process
     The gaseous diffusion process separates the lighter U235 isotopes from the heavier U238. The fundamental building block of the gaseous diffusion process is known as a stage, consisting of a compressor, a converter, a control valve and associated piping. Compressors driven by large electric motors are used to circulate the process gas and maintain flow. Converters contain porous tubes known as a barrier through which process gas is diffused. Stages are grouped together in series to form an operating unit called a cell. A cell is the smallest group of stages that can be removed from service for maintenance. Gaseous diffusion plants are designed so that cells can be taken off line with little or no interruption in the process.

     The process begins with the heating of solid uranium hexafluoride to form a gas which is then forced through the barrier. Because U235 is lighter than U238, it moves through the barrier more easily. As the gas moves, the two isotopes are separated, increasing the U235 concentration and decreasing the concentration of U238. The gaseous diffusion process requires significant amounts of electric power to push uranium through the barrier.
     Paducah Plant
     We operate the Paducah gaseous diffusion plant located in Paducah, Kentucky. The Paducah plant consists of four process buildings and is one of the largest industrial facilities in the world. The process buildings have a total floor area of 150 acres, and the site covers 750 acres. We estimate that the maximum capacity of the existing equipment is about 8 million SWU per year and we currently produce about 5 million SWU per year. The Paducah plant has been certified by the NRC to produce LEU up to an assay of 5.5% U 235 .
     Portsmouth Plant
     The Portsmouth gaseous diffusion plant is located in Piketon, Ohio. We ceased uranium enrichment operations at the Portsmouth plant in 2001 and ceased operation of the transfer and shipping facilities at the Portsmouth plant for purposes of shipping LEU to fuel fabricators in 2002. The Portsmouth plant was placed into cold standby under a contract with DOE. Cold standby is a condition where the plant could be returned to production of 3 million SWU within 18 to 24 months if the U.S. government determined that additional domestic enrichment capacity was necessary. Under DOE’s fiscal 2006 budget request, the cold standby scope of work was scheduled to conclude in September 2005 with a transition to a preliminary decontamination and decommissioning program (“cold shutdown”). DOE and USEC extended the cold standby program in September 2005 through the end of January 2006, and again in January 2006 through the end of March 2006. We continue to negotiate the scope of work for cold shutdown. Congress has approved DOE’s budget request for fiscal 2006 for a continuation of the cold standby contract and a transition to a cold shutdown scope of work.
     Lease of Gaseous Diffusion Plants
     We lease the Paducah and Portsmouth plants from DOE. The lease covers most, but not all, of the buildings and facilities relating to gaseous diffusion activities. Major provisions of the lease follow:
•	except as provided in the DOE-USEC Agreement, we have the right to renew the lease at either plant indefinitely and can adjust the property under lease to meet our changing requirements;

•	we may leave the property in an “as is” condition at termination of the lease, but must remove wastes we generate and must place the plants in a safe shutdown condition;

•	the U.S. government is responsible for environmental liabilities associated with plant operations prior to July 28, 1998 except for liabilities relating to the disposal of some identified wastes generated by USEC and stored at the plants;

•	DOE is responsible for the costs of decontamination and decommissioning of the plants;

•	title to capital improvements not removed by USEC will transfer to DOE at the end of the lease term, and if removal of any of our capital improvements increases DOE’s decontamination and decommissioning costs, we are required to pay the difference;

•	DOE must indemnify us for costs and expenses related to claims asserted against or incurred by us arising out of the U.S. government’s operation, occupation, or use of the plants prior to July 28, 1998; and

•	DOE must indemnify USEC against claims for public liability from a nuclear incident or precautionary evacuation in connection with activities under the lease. Under the Price Anderson Act, DOE’s financial obligations under the indemnity are capped at $9.4 billion for each nuclear incident or precautionary evacuation occurring inside the United States.

Raw Materials
     Electric Power
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. The power load at the Paducah plant averaged 1,320 megawatts and costs for electric power represented 60% of production costs at the Paducah plant in 2005. We purchased 87% of the electric power for the Paducah plant in 2005 at fixed prices as part of a multiyear power contract signed with the Tennessee Valley Authority (“TVA”) in 2000. We purchased almost all of the remaining portion of the electric power for the Paducah plant at higher-cost, fixed-price contracts which were more representative of market prices.
     Capacity and prices for electric power under the 2000 TVA power contract are fixed through May 2006. We are negotiating with TVA regarding supply arrangements for electric power beyond May 2006, and we expect to reach an agreement in the near future. We anticipate an increase in power cost of approximately 50 percent compared to the 2000 TVA power contract, subject to the amount of power purchased during summer months and future adjustments relative to TVA’s fuel and purchased power costs. The increase in electric power costs will increase overall SWU production costs, which will negatively impact our gross margin and cash flow. The duration of a new power supply arrangement will be shorter than the 2000 TVA power contract, which would put us at risk for additional cost increases after the expiration of any new arrangement. We are taking cost cutting measures including workforce reductions, implementing improvements to production efficiencies and pursuing incremental revenue opportunities, including underfeeding and increasing prices for the sale of SWU, that are expected to offset some, but not all, of the anticipated power cost increases.
     Capacity under the 2000 TVA power contract ranges from 300 megawatts in the summer months to 1,650 megawatts in the non-summer months. We have typically reduced LEU production and the related power load in the summer months when power availability is low and market power costs are high. Subject to prior notice and under certain circumstances, TVA may interrupt power to the Paducah plant, except for a minimum load of 300 megawatts that can only be interrupted under limited circumstances. The portion of electric power for the Paducah plant not covered by the TVA agreement has typically been purchased under short-term fixed-price contracts or at market-based prices. Market prices for electric power vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather.
     Settlement of Power Contract — Ohio Valley Electric Corporation
     In 2001 and prior years, we purchased electric power for the Portsmouth plant under a contract with DOE. DOE acquired the power under a power purchase agreement with the Ohio Valley Electric Corporation (“OVEC”). We ceased uranium enrichment operations at the Portsmouth plant in 2001 and ceased taking electric power from OVEC after August 2001. The power purchase agreement was terminated effective April 30, 2003. As a result of termination of the power purchase agreement, DOE was responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shutdown of the coal-burning power generating facilities owned and operated by OVEC. In February 2004, OVEC and DOE, and DOE and USEC entered into agreements and settled all the issues relating to the termination. Pursuant to the agreements, we paid the previously accrued amount of $33.2 million representing our share of the postretirement health and decommissioning, demolition and shutdown cost obligations.

     Uranium
     Natural uranium is the feedstock in the production of LEU at the Paducah plant. The plant uses the equivalent of approximately 6 million kilograms of uranium each year in the production of LEU. Uranium is a naturally occurring element and is mined from deposits located in Canada, Australia and other countries. According to the World Nuclear Association, there are adequate known uranium reserves to fuel nuclear power well into the current century.
     Mined uranium ore is crushed and concentrated and sent to a uranium conversion facility where it is converted to uranium hexafluoride, a form suitable for uranium enrichment. Two commercial uranium converters in North America, Cameco Corporation and ConverDyn, deliver and hold title to uranium at the Paducah plant.
     Utility customers provide uranium to us as part of their enrichment contracts or purchase the uranium required to produce LEU from us. Customers who choose to provide uranium to us for enrichment generally do so by acquiring title to uranium from Cameco, ConverDyn and other suppliers at the Paducah plant. USEC held uranium with an estimated fair value of approximately $2.3 billion at December 31, 2005, to which title was held by customers and suppliers. The uranium is fungible and commingled with our uranium inventory. Title to uranium provided by customers remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer. The uranium that we sell to utility customers for the production of LEU comes from our uranium inventories, which includes uranium from underfeeding the enrichment process, purchases of uranium from third-party suppliers and uranium that we obtained from DOE prior to privatization.
     Reference is made to information regarding out-of-specification uranium inventories transferred to us by DOE prior to privatization in 1998 and in the process of being remediated, reported in note 4 to the consolidated financial statements.
     The quantity of uranium used in the production of LEU is to a certain extent interchangeable with the amount of SWU required to enrich the uranium. Underfeeding is a mode of operation that uses or feeds less uranium, which supplements our supply of uranium, but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, USEC varies its production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium.
     Coolant
     The Paducah plant uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995. Freon leaks from pipe joints, sight glasses, valves, coolers and condensers. Maintenance efforts have held the leakage rate to approximately 300,000 pounds per year. The leakage rate is within the level allowed under regulations of the U.S. Environmental Protection Agency (“EPA”). We expect that our inventory of Freon at the Paducah plant should be adequate through August 2006 based on our continued maintenance efforts to minimize leakage. We plan to continue to use Freon from our inventory supply and expect to acquire additional quantities of Freon. We also are discussing with DOE use of a portion of the 4 million pounds of Freon now stored at the Piketon plant for operation of the Paducah plant, which would provide approximately 10 years of Freon to our operations. However, if sufficient quantities of Freon were no longer available to us, an alternative coolant is available. We are currently evaluating possible capital requirements to utilize the alternative coolant in our enrichment process. Estimated capital costs of up to $18.0 million may be incurred for modifications to the process systems to accommodate the different properties of the alternative coolant, plus potential additional operating costs of $7.0 million per year may be incurred to acquire and phase in the alternative coolant over a period of up to five years.

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
     Equipment utilization at the Paducah plant was 95% of capacity in 2005. The utilization of equipment is highly dependent on power availability and costs. We reduce equipment utilization and the related power load in the summer months when the cost of electric power is high. Equipment utilization is also affected by repairs and maintenance activities.
Russian Contract (“Megatons to Megawatts”)
     SWU Component of LEU
     We are the U.S. government’s exclusive executive agent (“Executive Agent”) in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, we have been designated by the U.S government to purchase the SWU component of LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, as Executive Agent for the U.S. government, signed a commercial agreement (“Russian Contract”) with a Russian government entity known as OAO Techsnabexport (“TENEX”, or “the Russian Executive Agent”), Executive Agent for the Federal Agency for Atomic Energy of the Russian Federation, to purchase the SWU component.
     We have agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. From inception of the Russian Contract in 1994 through December 31, 2005, we have purchased the SWU component of LEU derived from 262 metric tons of highly enriched uranium, the equivalent of about 10,500 nuclear warheads. Purchases under the Russian Contract approximate 50% of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years will result in increases to the index used to determine prices under the Russian Contract.
     The Russian Contract provides that, after the end of 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least approximately $7.6 billion for the SWU component over the 20-year term of the Russian Contract through 2013. We do not expect that any adjustments will be required.
     Under the terms of a 1997 memorandum of agreement between USEC and the U.S. government, USEC can be terminated, or resign, as the U.S. Executive Agent, or one or more additional executive agents may be named. Any new executive agent could represent a significant new competitor.

     Uranium Component of LEU
     Under the Russian Contract, we are obligated to provide to TENEX an amount of uranium equivalent to the uranium component of LEU delivered to us by TENEX, totaling about 9 million kilograms per year. We provide the uranium to an account at the Paducah plant maintained on behalf of TENEX. TENEX holds, sells or otherwise exchanges this uranium in transactions with other suppliers or utility customers. From time to time, TENEX may take physical delivery of uranium supplied by a uranium converter that would otherwise deliver such uranium to us. Under these arrangements, the converter provides uranium to TENEX for shipment back to Russia, and the converter receives an equivalent amount of uranium in its account at the Paducah plant.
Highly Enriched Uranium from DOE
     Since 1998, DOE has been transferring 50 metric tons of highly enriched uranium to USEC. We then recover LEU from downblending the highly enriched uranium. At December 31, 2005, 86% of the total expected LEU had been recovered, and the remainder is scheduled for downblending in 2006. We expect costs to complete downblending activities will be less than the production costs that would be required to produce an equivalent amount of LEU. Factors affecting recoverability include quality and specifications of the highly enriched uranium to be transferred by DOE to USEC and the costs and risks of completing the transfers, and processing and downblending required to convert the highly enriched uranium metal and oxide into LEU suitable for sale to utility customers.
DOE-USEC Agreement and Related Agreements with DOE
     On June 17, 2002, USEC and DOE signed an agreement (“DOE-USEC Agreement”) in which both USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. USEC and DOE have entered into subsequent agreements relating to these commitments. The following is a summary of material provisions and an update of activities under the DOE-USEC Agreement and related agreements:
     Russian Contract
     The DOE-USEC Agreement provides that DOE will recommend against removal, in whole or in part, of USEC as the U.S. Executive Agent under the Russian Contract as long as we order the specified amount of SWU from the Russian Executive Agent and comply with our obligations under the DOE-USEC Agreement and the Russian Contract.
     Remediating or Replacing Out-of-Specification Uranium
     In December 2000, we reported to DOE that 9,550 metric tons of natural uranium with a cost of $237.5 million transferred to us from DOE prior to privatization in 1998 may contain elevated levels of technetium that would put the uranium out-of-specification for commercial use. Out of specification means that the uranium would not meet the industry standard as defined in the American Society for Testing and Materials (“ASTM”) specification “Standard Specification for Uranium Hexafluoride for Enrichment.” The levels of technetium exceeded allowable levels in the ASTM specification. Under the DOE-USEC Agreement, DOE is obligated to replace or remediate the out-of-specification uranium inventory, and we have been working with DOE to implement this process. We operate facilities at the Portsmouth plant under contract with DOE to process and remove contaminants from the out-of-specification uranium.
     At December 31, 2005, 8,345 metric tons (or 87%) of our out-of-specification uranium had been replaced or remediated by DOE (using USEC as its contractor for remediation). The remaining portion of our uranium inventory that may contain elevated levels of technetium and be out-of- specification (and that DOE would be obligated to replace or remediate) is 1,205 metric tons with a cost of $37.6 million reported as part of long-term assets at December 31, 2005. DOE’s obligation to replace or remediate our out-of-specification uranium continues until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as we are producing low enriched uranium containing at least one million SWU per year at the Paducah plant or at a new enrichment facility.

     As part of DOE’s remediation or replacement of our out-of-specification uranium, DOE transferred 2,116 metric tons of in-specification uranium to us in November 2004 in exchange for the transfer by us to DOE of a like amount of out-of-specification uranium. In December 2004, we entered into a memorandum of agreement with DOE under which we agreed to process 2,116 metric tons of DOE’s out-of-specification uranium and use our best efforts to return 2,116 metric tons of uranium that meets the ASTM specification to DOE by December 31, 2006. DOE provided an initial quantity of uranium that meets specification to us in February 2005, and the proceeds from sales of such uranium are being used to reimburse us for processing costs incurred.
     In May 2005, we amended the memorandum of agreement to cover remediation of USEC’s out-of-specification uranium as well as DOE’s out-of-specification uranium. Under the amendment, we and DOE agreed that the sales proceeds from uranium provided by DOE would be used to reimburse us for the costs of processing both DOE’s out-of-specification uranium and our out-of-specification uranium, and that, in remediating the uranium, we would process approximately equal amounts of DOE’s out-of-specification uranium and USEC’s out-of-specification uranium on a pro-rata basis.
     Under the memorandum of agreement, we are to cease work on processing out-of-specification uranium if processing costs are expected to exceed proceeds from the sale of uranium in any government fiscal year. As of December 31, 2005, we had remediated 737 metric tons of DOE’s out-of-specification uranium. In February 2006, we and DOE amended the memorandum of agreement to provide that DOE would supply additional uranium that meets specification to us for sale, with the proceeds from sales of such uranium to be used to reimburse us for additional processing costs incurred.
     We and DOE may agree to one or more additional transfers of uranium for sale from DOE, and we expect that additional quantities of uranium for sale, or direct funding from DOE, will be required in order to complete the remediation program. Whether or not we and DOE agree to additional transfers, DOE is obligated to remediate or replace our remaining out-of-specification uranium under the terms of the DOE-USEC Agreement.
     Domestic Enrichment Facilities
     Under the DOE-USEC Agreement, we agreed to operate the Paducah plant at a production rate at or above 3.5 million SWU per year. Historically, we have operated at production rates significantly above this level, and in calendar 2006, we expect to produce about 5 million SWU at the Paducah plant.
     The 3.5 million annual SWU production level at Paducah may not be reduced until six months before we have completed a centrifuge enrichment facility capable of producing 3.5 million SWU per year. If the Paducah plant is operated at less than the specified 3.5 million SWU in any given fiscal year, we may cure the defect by increasing SWU production to the 3.5 million SWU level in the ensuing fiscal year. We may only use the right to cure once in each lease period.
     If we do not maintain the requisite level of operations at the Paducah plant and have not cured the deficiency, we are required to waive our exclusive rights to lease the Paducah and Portsmouth plants. If we cease operations at the Paducah plant or lose our certification from the NRC, DOE may take actions it deems necessary to transition operation of the plant from USEC to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts. In either event, DOE may be released from its obligations under the DOE-USEC Agreement. We will be deemed to have “ceased operations” at the Paducah plant if we (a) produce less than 1 million SWU or (b) fail to meet specific maintenance and operational criteria established in the DOE-USEC Agreement.

     Advanced Enrichment Technology
     The DOE-USEC Agreement provides that we will begin operations of an enrichment facility using advanced enrichment technology with annual capacity of 1 million SWU (expandable to 3.5 million SWU) in accordance with certain milestones. If, for reasons within our control, we do not meet a milestone and the resulting delay will materially impact our ability to begin commercial operations on schedule, DOE may take any of the following actions:
•	terminate the DOE-USEC Agreement,

•	require us to reimburse DOE for increased costs caused by DOE expediting decontamination and decommissioning of facilities used by us for the centrifuge technology,

•	require us to transfer our rights to the centrifuge technology and data in the field of uranium enrichment to DOE royalty-free,

•	require us to return any leased facilities where the centrifuge technology project was being or was intended to be constructed, and

•	except for plant facilities being operated, require us to waive our exclusive rights to lease the Paducah and Portsmouth plants.
     After we have secured firm financing commitments for the construction of a 1 million SWU plant and have begun construction, DOE’s remedies are limited to circumstances where our gross negligence in project planning and execution is responsible for schedule delays or we have abandoned the project. In such cases, we will be entitled to a reasonable royalty for the use of any USEC intellectual property and data transferred for non-governmental purposes by DOE.
     Other
     The DOE-USEC Agreement contains force majeure provisions which excuse our failure to perform under the DOE-USEC Agreement if such failure arises from causes beyond our control and without our fault or negligence.
American Centrifuge Technology
     We are in the process of demonstrating our next-generation American Centrifuge uranium enrichment technology. The American Centrifuge technology is based on U.S. centrifuge technology, a proven workable technology developed by DOE from 1960 through the mid-1980s. DOE spent approximately $3.4 billion on research and development and construction of centrifuge facilities and operated full-scale centrifuge machines. Work on U.S. centrifuge technology was terminated by DOE because of changing demand forecasts and DOE budget constraints. We are making improvements to the original DOE design with the intent to reduce costs and improve efficiency through the use of state-of-the-art materials, control systems and manufacturing processes.
     We are working toward reaching full capacity of the American Centrifuge Plant in Piketon, Ohio in 2011. Demonstration activities are underway at centrifuge test facilities located in Oak Ridge, Tennessee, and refurbishment work has been substantially completed at the American Centrifuge Demonstration Facility in Piketon in preparation for Lead Cascade operations. In January 2005, we began testing individual prototype machines in highly specialized test equipment. These tests are providing data which allow for modifications to be made to centrifuge components prior to Lead Cascade operations.

     We will operate the Demonstration Facility for the purpose of demonstrating and evaluating our enhancements to U.S. centrifuge technology and centrifuge performance in a cascade configuration. Lead Cascade machines are expected to be built and installed in the Demonstration Facility during the first half of 2006. Following installation of the machines, we intend to begin Lead Cascade operations with the target of obtaining satisfactory reliability and performance data by October 2006, as required by the DOE-USEC Agreement. Data gathered from these demonstrations relating to cost, schedule, and technology performance uncertainties will be evaluated prior to initiating construction of the American Centrifuge Plant. We had anticipated beginning operation of the Lead Cascade by the end of 2005, but we experienced delays relating to the quality of material, performance issues of certain centrifuge components, and compliance with new regulatory requirements. Progress has been made in addressing these issues and we do not expect that these near-term delays will impact our ability to meet the DOE-USEC Agreement milestones or our anticipated dates for reaching full production capacity. We are no longer managing the program to meet an accelerated schedule that moved up the remaining milestones by about one year.
     Subject to completion of project milestones, issuance of an NRC license and other permits, and other factors discussed below, we plan to construct the American Centrifuge Plant beginning in 2007, begin uranium enrichment operations in 2009, and reach an initial production capacity of 3.5 million SWU in 2011. Based on current information, American Centrifuge is estimated to cost approximately $1.7 billion, excluding capitalized interest. We will continue to refine total cost estimates based on data gathered from testing, demonstrations and further negotiations with our manufacturing and supply partners.
     Following are the centrifuge project milestones under the DOE-USEC Agreement, the first nine of which have been achieved on or ahead of schedule:

Milestones under DOE-USEC Agreement	Milestone Date	Date Achieved
Begin refurbishment of K-1600 centrifuge testing
facility in Oak Ridge, Tennessee	December 2002	December 2002

Build and begin testing a centrifuge end cap	January 2003	January 2003

Submit license application for Lead Cascade to NRC	April 2003	February 2003

NRC dockets Lead Cascade application	June 2003	March 2003

First rotor tube manufactured	November 2003	September 2003

Centrifuge testing begins	January 2005	January 2005

Submit license application for commercial plant to NRC	March 2005	August 2004

NRC dockets commercial plant application	May 2005	October 2004

Begin Lead Cascade centrifuge manufacturing	June 2005	April 2005

Satisfactory reliability and performance data
obtained from Lead Cascade	October 2006

Financing commitment secured for a 1 million SWU
centrifuge plant	January 2007

Begin commercial plant construction and
refurbishment	June 2007

(continued)

Milestones under DOE-USEC Agreement	Milestone Date	Date Achieved
Begin American Centrifuge commercial plant
operations at facility in Piketon, Ohio	January 2009

American Centrifuge Plant capacity at one million
SWU per year	March 2010

American Centrifuge Plant (if expanded at USEC’s option)
projected to have an annual capacity of 3.5 million SWU	September 2011
     We lease from DOE a portion of the gas centrifuge enrichment plant buildings in Piketon, Ohio for the American Centrifuge Demonstration Facility. The temporary lease is an extension of the lease for the Portsmouth gaseous diffusion plant, and will expire upon execution of a long-term agreement for the American Centrifuge Plant, or upon expiration of the NRC license for the demonstration facility, or June 30, 2009, whichever occurs first. The NRC license for the demonstration facility was issued in 2004 and will expire on the earlier of February 24, 2009, or the date the temporary lease with DOE, or the long-term agreement that is expected to supersede the temporary lease, expires. At the end of the lease, we must remove our personal property and capital improvements and return the facilities in the same, or as good, condition as documented in a baseline radiological survey.
     The successful construction and operation of the American Centrifuge Plant is dependent upon a number of factors including, satisfactory performance of the American Centrifuge technology at various stages of demonstration, NRC licensing, financing, the cost and timely delivery of raw materials and components, availability of personnel with required security clearances, overall cost estimates, installation and operation of centrifuge machines and equipment, and the achievement of milestones under the DOE-USEC Agreement. In addition, certain actions by DOE are required, including USEC and DOE entering into a long-term lease agreement for the facility, removal of machines, wastes and other materials from the buildings by DOE, and USEC and DOE agreeing on terms for USEC’s license of the centrifuge intellectual property.
Nuclear Regulatory Commission — Regulation
     Our operations are subject to regulation by the NRC. The Paducah and Portsmouth plants are regulated by and are required to be recertified by the NRC every five years. The term of the current NRC certification expires December 31, 2008, and the NRC will evaluate the plants in connection with the renewal. The NRC will regulate operation of the American Centrifuge Plant and the American Centrifuge Demonstration Facility, including the Lead Cascade.
     The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations, and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties for certain violations of its regulations. We have received notices of violation from NRC for violations of these regulations and certificate conditions, none of which has resulted in a fine exceeding $60,000 during the past three years. In each case, we took corrective action to bring the facilities into compliance with NRC regulations. We do not expect that any proposed notices of violation we have received will have a material adverse effect on our financial position or results of operations.
Environmental Matters
     Our operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our operations generate low-level radioactive waste that is stored on-site or is shipped off-site for disposal at commercial facilities. In addition, our operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal. Because of limited treatment and disposal capacity, some mixed waste is being temporarily stored at DOE’s permitted storage facilities at the plants. We have entered into consent decrees with the States of Kentucky and Ohio that permit the continued storage of mixed waste at DOE’s permitted storage facilities at the plants and provide for a schedule for sending the waste to off-site treatment and disposal facilities.
     Our operations generate depleted uranium that is stored at the plants. Depleted uranium is a result of the uranium enrichment process where the concentration of the U235 isotope in depleted uranium is less than the concentration of .711% found in natural uranium. All liabilities arising out of the disposal of depleted uranium generated before July 28, 1998 are direct liabilities of DOE. The USEC Privatization Act requires DOE, upon USEC’s request, to accept for disposal the depleted uranium generated after the July 28, 1998 privatization date provided we reimburse DOE for its costs.
     The gaseous diffusion plants were operated by agencies of the U.S. government for approximately 40 years prior to July 28, 1998. As a result of such operation, there is contamination and other potential environmental liabilities associated with the plants. The Paducah plant has been designated as a Superfund site under CERCLA, and both plants are undergoing investigations under the Resource Conservation and Recovery Act. Environmental liabilities associated with plant operations prior to July 28, 1998 are the responsibility of the U.S. government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants. The USEC Privatization Act and the lease for the plants provide that DOE remains responsible for decontamination and decommissioning of the plants.
     Reference is made to management’s discussion and analysis of financial condition and results of operations and notes 10 and 11 to the consolidated financial statements for information on operating costs relating to environmental matters.
Occupational Safety and Health
     Our operations are subject to regulations of the Occupational Safety and Health Administration governing worker health and safety. We maintain a comprehensive worker safety program that establishes high standards for worker safety and monitors key performance indicators in the workplace environment.
Competition and Foreign Trade
     We estimate our market share of the SWU component of LEU purchased by and shipped to utilities in North America was 53% in 2005, 51% in 2004, and 56% in 2003. In the world market, we estimate our market share was 27% in 2005, 28% in 2004, and 30% in 2003.
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

     In addition to enrichment, LEU may be produced by downblending government stockpiles of highly enriched uranium. Governments control the timing and availability of highly enriched uranium, and the release of this material to the market could impact prevailing market conditions. We have been the primary supplier of downblended highly enriched uranium made available by the U.S. and Russian governments. To the extent we are not selected to market LEU downblended from highly enriched uranium in future years, these quantities would represent a potential source of competition.
     Global LEU suppliers compete primarily in terms of price, and secondarily on reliability of supply and customer service. We believe that customers are attracted to our reputation as a reliable long-term supplier of enriched uranium and intend to continue strengthening this reputation with the planned transition to the American Centrifuge technology.
     Urenco, TENEX, and producers in Japan and China use centrifuge technology to produce LEU. Centrifuge technology is a more advanced technology than the gaseous diffusion process currently used by USEC and Eurodif. Gaseous diffusion plants generally have higher operating costs than gas centrifuge plants due to the significant amounts of electric power required by the gaseous diffusion process. Urenco has reported the capacity of its facilities was 7.4 million SWU at the end of 2004 and expects to have capacity of 8 million SWU by 2007. AREVA, Eurodif’s parent company, and Urenco have announced plans for AREVA to acquire a 50% interest in Urenco’s centrifuge technology subsidiary and to utilize Urenco designed centrifuges to replace Eurodif’s gaseous diffusion plant, reaching full capacity by 2016. AREVA’s purchase of the shares in the technology company is subject to approval of an intergovernment agreement which is currently pending.
     Louisiana Energy Services, a group controlled by Urenco, continues to pursue a license application from the NRC to construct a uranium enrichment plant near Eunice, New Mexico based on Urenco’s centrifuge technology. Urenco submitted the license application in 2003 and has indicated that it expects to receive it in mid-2006. The plant is targeted for initial production in 2008, reaching a capacity of three million SWU several years later.
     All of our current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively commercial profit-maximizing considerations.
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
Government Investigation of Imports from France
     In 2002, the U.S. Department of Commerce (“DOC”) imposed antidumping and countervailing duty (anti-subsidy) orders on imports of LEU produced in France. The orders were imposed in response to unfair trading practices by our French competitors in connection with imports of LEU into the United States.

     A March 2005 ruling by the U.S. Court of Appeals for the Federal Circuit could lead to termination of both the antidumping and countervailing duty orders against imports of French LEU. In its ruling, the Federal Circuit concluded that:
•	SWU contracts were sales of services, not merchandise, and thus were not subject to the U.S. antidumping law, and

•	a subsidy provided through government payments under SWU contracts at above-market prices is not subject to the countervailing duty law.
In September 2005, the Federal Circuit rejected a request for rehearing and reaffirmed its decision on these issues.
     In light of the Federal Circuit’s decision, the U.S. Court of International Trade (“CIT”) has remanded the French cases to the DOC to revise the final determinations and orders in those cases in accordance with the Federal Circuit decisions. On remand, the DOC will determine which imports of LEU pursuant to SWU contracts are no longer subject to the antidumping duty order and on that basis will recalculate the original dumping margin found in the investigation. The remand of the countervailing duty determination and order could lead to the revocation of that order if the amount of countervailable subsidies determined in light of the Federal Circuit decisions is not more than de minimis.
     The DOC’s remand determinations and orders will be subject to further appeals to the CIT and then the Federal Circuit. Any of the parties to the appeal to the Federal Circuit in turn could petition the U.S. Supreme Court to review the Federal Circuit’s decision regarding the remand determinations and orders, as well as the March 2005 ruling described above.
Russian Suspension Agreement
     Imports of LEU produced in the Russian Federation are subject to restrictions imposed under the Russian Suspension Agreement (“Russian SA”). The Russian SA is an agreement between the Russian government and the U.S. government that prohibits nearly all imports of LEU from Russia for consumption in the United States other than LEU imported by USEC under the Russian Contract. The Russian SA is so-named because it resulted in the “suspension” of the DOC’s 1991 antidumping investigation of imports of all forms of Russian uranium, including LEU.
     On July 1, 2005, the DOC and the U.S. International Trade Commission (“ITC”) initiated a “sunset” review of the Russian SA. In this review, which occurs every five years, the DOC will determine whether termination of the Russian SA is likely to lead to a continuation or recurrence of dumping of Russian uranium products. The ITC will also determine whether the Russian SA’s termination is likely to lead to a continuation or recurrence of material injury to the U.S. uranium industry, including USEC. We are supporting continuation of the Russian SA before both the DOC and ITC.
     On October 4, 2005, the ITC announced that it would conduct a full “sunset” review. In a full review, the ITC will solicit evidence from industry participants (including U.S. nuclear utilities) and will conduct a public hearing. We expect the ITC will make its final determination in June 2006, although it has the discretion to extend the proceedings until August 2006.
     On January 18, 2006, the DOC announced that it will conduct a full “sunset” review as well. We expect the DOC to make its preliminary determination on March 24, 2006 and its final determination on May 30, 2006.

Employees
     A summary of USEC employees by location follows:

		No. of Employees
		at December 31,
Location		2005	2004
Paducah Plant	Paducah, KY	1,170	1,269
Portsmouth Plant	Piketon, OH	1,204	1,215
NAC	Atlanta, GA	73	83
American Centrifuge	Primarily Oak Ridge, TN
	and Piketon, OH	230	186
Headquarters	Bethesda, MD	85	118

	Total Employees	2,762	2,871
     The decrease in employees at our headquarters and at the Paducah and Portsmouth plants was due to our restructuring efforts in 2005.
     The United Steelworkers (“USW”, and formerly the Paper, Allied-Industrial, Chemical and Energy Workers International Union) and the Security, Police, Fire Professionals of America (“SPFPA”) represent 55% of the employees at the plants at December 31, 2005. The number of employees represented and the term of each contract follows:

	Number	Contract
	of Employees	Term
Paducah plant:
USW Local 5-550	545	July 2011
SPFPA Local 111	88	March 2007

Portsmouth plant:
USW Local 5-689	587	May 2010
SPFPA Local 66	97	August 2007
Available Information
     Our internet website is www.usec.com. We make available on our website, or upon request, without charge, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.
     Our code of business conduct provides a brief summary of the standards of conduct that are at the foundation of our business operations. The code of business conduct states that we conduct our business in strict compliance with all applicable laws. Each employee must read the code of business conduct and sign a form stating that he or she has read, understands and agrees to comply with the code of business conduct. A copy of the code of business conduct is available on our website or upon request without charge. We will disclose on the website any amendments to, or waivers from, the code of business conduct that are required to be publicly disclosed.
     We also make available free of charge, on our website, or upon request, our Board of Directors Governance Guidelines and our Board committee charters.

Item 1A. Risk Factors
     You should carefully consider the following risk factors, in addition to the other information in this Annual Report on Form 10-K, before deciding to purchase our securities.
     A significant increase in the cost of the electric power supplied to our Paducah plant could significantly increase our production costs to a level above the prices we charge our customers.
     The gaseous diffusion process requires significant amounts of electric power to enrich uranium, making the cost of electric power about 60% of the production costs at the Paducah plant in 2005. In 2005, we purchased 87% of the electric power for the Paducah plant at fixed, below market, prices from the Tennessee Valley Authority under a multiyear power contract signed in 2000. We purchased almost the entire remaining portion of the electric power for the Paducah plant at higher- cost fixed-price contracts. Capacity and prices under the Tennessee Valley Authority contract are only fixed through May 2006 and we have not yet contracted for power for periods beyond that time. While we expect to reach an agreement with TVA for power beyond May 2006 in the near future we may be unable to reach an acceptable agreement. We currently anticipate an increase in power cost of approximately 50 percent compared to the 2000 TVA power contract, subject to the amount of power purchased during summer months and future adjustments relative to TVA’s fuel and purchased power costs. However, our actual power costs could be greater than we anticipate. In addition, we expect that the duration of a new power supply arrangement will be shorter than the original 2000 TVA contract, which will leave us at risk for additional power price increases in the future. Our SWU sales contracts do not include provisions that permit us to pass through increases in power prices to customers. Accordingly, as power prices rise, and mitigating steps are unavailable or insufficient, production at the Paducah plant will become increasingly uneconomic at existing contract prices, which will adversely affect the long-term viability of our business and operations.
     Deliveries of LEU under the Russian Contract account for approximately 50% of our supply mix and a significant delay or stoppage of deliveries could affect our ability to meet customer orders and could pose a significant risk to our continued operations and profitability.
     A significant delay in, or stoppage or termination, of, deliveries of LEU from Russia under the Russian Contract or a failure of the LEU to meet the Russian Contract’s quality specifications could adversely affect our ability to make deliveries to our customers. A delay, stoppage or termination could occur due to a number of factors, including, but not limited to, logistical or technical problems with shipments, commercial or political disputes between the parties or their governments, or our failure or inability to meet the terms of the Russian Contract. Further, because our annual LEU production capacity is less than our total delivery commitments to customers, an interruption of deliveries under the Russian Contract could, depending on the length of such an interruption, threaten our ability to fulfill these delivery commitments. Depending upon the reasons for the interruption and subject to limitations of liability under our sales contracts, we could be required to compensate customers for a failure or delay in delivery.
     A significant increase in the cost to us of the Russian LEU due to the impact under the Russian Contract’s market-based pricing formula of the upward trend in market prices could significantly increase our costs of sales and inventories, which, if not offset by increases in our sales prices, would adversely affect our cash flows and results of operations.
     The appointment of a substitute or additional executive agent pursuant to the U.S. government’s compliance with the terms of the Executive Agent MOA would require that all or part of the fixed quantity of LEU available each year under the Russian Contract be provided to the substitute or additional executive agent. This would not only reduce our access to LEU under the Russian Contract, but would also create a significant new competitor, which could impair our ability to meet our existing delivery commitments while reducing our ability to bid for new sales. Reduced access to LEU under the Russian Contract would also increase our costs and reduce our profitability.

     Changes in, or termination of, the Russian Suspension Agreement (“Russian SA”) could lead to significantly increased competition from Russian LEU or, if replaced with tariffs, could increase our costs under the Russian Contract.
     The Russian SA is a 1992 agreement between the United States and Russia that precludes Russian LEU from being sold for consumption in the United States except under the Russian Contract. The agreement could be terminated (1) unilaterally by the Russian government upon 60 days notice or (2) as a result of periodic administrative procedures under U.S. international trade regulations (such a proceeding is currently pending). The agreement can also be modified by negotiation between the U.S. and Russian governments.
     Unless accompanied by equivalent limitations on imports, termination or modification of the Russian SA could result in a significant increase in sales of Russian-produced LEU that would depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract, which could adversely affect our revenues and increase our costs.
     Alternatively, if the Russian SA were replaced with duties on imports, these duties would significantly increase our costs of importing the Russian LEU.
     We depend on a single production facility in Paducah, Kentucky for the remainder of our supply and significant or extended unscheduled interruptions in production could affect our ability to meet customer orders and pose a significant risk to, or could significantly limit, our continued operations and profitability.
     Our annual imports of Russian LEU account for only approximately one-half of the total amount of LEU that we need to meet our delivery obligations to customers. In addition, some customers do not permit us to deliver Russian LEU to them under their contracts with us. Accordingly, our production at the Paducah plant is needed to meet our annual delivery commitments. An interruption of production at the Paducah plant would result in a drawdown of our inventories of LEU, and, depending on the length and severity of the production interruption, we could be unable to meet our annual delivery commitments, with adverse effects on our costs, results of operations, cash flows and long-term viability. Depending upon the reasons for the interruption and subject to limitations on our liability under our sales contracts, we also could be required to compensate customers for our failure to deliver on time.
     Production interruptions at the Paducah plant could be caused by a variety of factors, such as:
•	equipment breakdowns,

•	interruptions of electric power, or an inability to purchase electric power at an acceptable price,

•	regulatory enforcement actions,

•	labor disruptions,

•	unavailability or inadequate supply of uranium feedstock or coolant,

•	natural or other disasters, including seismic activity in the vicinity of the Paducah plant, which is located near the New Madrid fault line, or

•	accidents or other incidents.

     The Paducah plant is owned by the U.S. government. Our rights to the plant are defined under a lease agreement with DOE and the law that the lease agreement implements. Under the DOE-USEC Agreement, we could lose our right to extend the lease of the Paducah plant and could be required to waive our exclusive right to lease the facility if we fail on more than one occasion within specified periods to meet certain production thresholds and fail to cure the deficiency. In addition, DOE could assume responsibility for operation of the Paducah plant if we cease production at the Paducah plant and fail to recommence production within time periods specified in the DOE-USEC Agreement. Without a lease to the Paducah plant and absent access to other sources of LEU, we would be unable to meet our annual delivery commitments to customers once our available inventories were exhausted.
     We face a number of risks associated with the demonstration and deployment of the American Centrifuge technology.
     Centrifuge technology is a more advanced and lower operating cost technology than the gaseous diffusion process we currently use. Several of our competitors use centrifuge technology to produce LEU. At current SWU prices and given expected future electric power prices, we must develop or otherwise acquire a lower operating cost technology in order to remain competitive. Delays or uncertainty relating to the demonstration and deployment of our American Centrifuge technology could have a material adverse effect on our business.
     The successful construction and operation of the American Centrifuge Plant is dependent upon a number of factors including, satisfactory performance of the American Centrifuge technology at various stages of demonstration, NRC licensing, financing, the cost and timely delivery of raw materials and components, availability of personnel with required security clearances, overall cost estimates, installation and operation of centrifuge machines and equipment, and the achievement of milestones under the DOE-USEC Agreement.
     We have experienced delays in the past year in demonstrating the American Centrifuge technology relating to quality of material, performance issues of certain centrifuge components, and compliance with new regulatory requirements and we could experience additional delays in the future. Our next milestone under the DOE-USEC Agreement is to obtain satisfactory reliability and performance data from the lead cascade by October 2006 and a failure or delay in meeting this milestone and in confirming an acceptable deployment schedule could adversely affect our ability to deploy the American Centrifuge and have a material adverse effect on our business. Under the DOE-USEC Agreement, if, for reasons within our control, we fail to meet a milestone and the resulting delay will materially impact our ability to begin commercial operations on schedule, DOE could take a number of actions that could adversely affect our business, financial condition and results of operations. These include terminating the DOE-USEC Agreement, reducing or terminating our access to Russian LEU or the Paducah plant, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project, or supporting competing projects for production of LEU.
     Our cost estimates for the American Centrifuge Plant are based on many assumptions that are subject to change as new information becomes available. Accordingly, there can be no assurance that costs associated with the American Centrifuge Plant will not be higher than anticipated. An increase in the expected cost of the American Centrifuge Plant could adversely affect our ability to finance and deploy the American Centrifuge.
     In addition, certain actions by DOE are required for the deployment of American Centrifuge technology to proceed, including USEC and DOE entering into a long-term lease agreement for the facilities, removal of machines, wastes and other materials from the buildings by DOE, and USEC and DOE agreeing on terms for our license of the centrifuge intellectual property. If DOE fails to take appropriate and timely action, it could delay or disrupt our ability to meet certain milestones in the DOE-USEC Agreement, which could delay or prevent successful demonstration or deployment of the American Centrifuge technology or affect our ability to obtain necessary financing.

     Delays in the demonstration or deployment of the American Centrifuge technology could harm our position in the market and substantially reduce our revenues, which would adversely affect our results of operations. We could experience difficulties in attracting and retaining customers and could incur additional costs. We have contractual commitments to continue to operate the Paducah plant until it is replaced with the American Centrifuge Plant. Accordingly, delays in construction of the American Centrifuge Plant will require us to continue to produce LEU using the higher cost gaseous diffusion process, which could adversely affect our cash flows and results of operations.
     There can be no assurance that we will be able to obtain financing for deployment of the American Centrifuge Plant and other operations on acceptable terms.
     We will require significant financing in order to achieve commercial deployment of the American Centrifuge Plant. In addition, unless we complete a debt or equity offering of at least $150 million prior to July 19, 2006, the availability under our $400 million revolving credit facility will, until we complete such an offering, be reduced by up to $150 million. There can be no assurance that financing beyond amounts available under the existing credit facility will be available when required, and we cannot predict the cost of or the terms on which such financing will be available.
     Factors that could affect our ability to obtain financing and the cost of the financing could include:
•	our ability to secure long-term SWU purchase commitments from customers at adequate prices,

•	downgrades in our credit rating,

•	market price and volatility of our common stock,

•	general economic and capital market conditions,

•	conditions in energy markets,

•	regulatory developments,

•	investor confidence in the industry and in us,

•	our perceived competitive position,

•	the expected success of our deployment of the American Centrifuge and its expected costs and timing,

•	the continued success of our current operations, and

•	restrictive covenants that limit our operating and financial flexibility.
     The rights of our creditors under the documents governing our indebtedness may limit our operating and financial flexibility.
     We have entered into a five-year, revolving credit facility providing for an aggregate commitment of $400 million, including up to $300 million in letters of credit, secured by our assets and the assets of our subsidiaries. The revolving credit facility includes various operating and financial covenants that restrict our ability, and the ability of our subsidiaries to, among other things, incur or prepay other indebtedness, grant liens, sell assets, make investments and declare or pay dividends or other distributions. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. For example, these covenants could limit the amount of cash we can use to finance the American Centrifuge Plant. The revolving credit agreement also requires that we maintain a minimum amount of inventory. The revolving credit facility also contains various reserve provisions that may reduce the facility’s availability periodically.

     Our failure to comply with obligations under the revolving credit facility could result in an event of default under the credit facility. A default, if not cured or waived, could permit acceleration of our indebtedness. We cannot be certain that we will be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.
     A decrease in prices for SWU and uranium could adversely affect our profitability in current and future periods.
     Changes in the prices of SWU and uranium are influenced by numerous factors, such as:
•	SWU and uranium production levels and costs in the industry,

•	supply and demand shifts,

•	actions taken by governments to regulate, protect or promote trade in nuclear material, including but not limited to the continuation of existing restrictions on unfairly priced imports,

•	actions of competitors,

•	exchange rates,

•	availability of alternate fuels, and

•	inflation.
     The long-term nature of our contracts with customers may prolong the adverse impact of low market prices on our profitability. For example, even as prices increase and we secure new higher-priced contracts, we are contractually obligated to deliver SWU at lower prices under contracts signed prior to the increase.
     Our inability to increase prices under long-term contracts could adversely affect our results of operations in current and future years.
     We sell nearly all of our SWU under long-term contracts. To the extent the prices under these contracts are fixed or only increase with inflation, we are unable to take advantage of market price increases after these contracts are signed until the contracts expire or terminate. Thus, the impact of increasing market prices on our existing portfolio of sales contracts is limited. Further, while the multi-year index used to determine the price of Russian SWU under the Russian Contract increases as market prices increase, the prices under our long-term sales contracts with customers do not. This, over time, could adversely affect our ability to cover our costs of sales with revenues earned under customer contracts, thereby adversely affecting our results of operations.
     We face significant competition from three major producers who may be less cost sensitive or may be favored due to national loyalties.
     We compete with three major producers, all of which are wholly or substantially owned by governments: Eurodif (France), TENEX (Russia), and Urenco (Germany, Netherlands, UK). We also compete with Louisiana Energy Services, a group controlled by Urenco, which plans to construct a uranium enrichment plant in New Mexico. Our competitors may have greater financial resources, including access to below-market financing terms and support from their government owners, which may enable them to be less cost- or profit-sensitive. In addition, decisions by our competitors may be influenced by political and economic policy considerations rather than commercial considerations. For example, despite the relatively flat demand for LEU in the markets in which we sell, our competitors may elect to increase their production or exports of LEU thereby depressing prices and reducing demand for our LEU, which could adversely affect our revenues, cash flows and results of operations. Similarly, the elimination or weakening of existing restrictions on imports from our competitors could adversely affect our revenue, cash flows and results of operations.

     The release of excess government stockpiles of enriched uranium into the market could depress market prices and reduce demand for LEU from USEC.
     The U.S. and foreign governments have stockpiles of LEU that they could sell in the market. In addition, LEU may be produced by downblending stockpiles of highly enriched uranium owned by the U.S. and foreign governments. Given the relatively flat demand for LEU in the markets in which we sell, the release of these stockpiles into the market can depress prices and reduce demand for LEU from USEC, which could adversely affect our revenues, cash flows and results of operations.
     Our dependence on our largest customers could adversely affect us.
     Our 10 largest customers (other than the U.S. government) represented 52% of our revenue in 2005, and our three largest customers represented 21% of our revenue in 2005. A reduction in purchases from these customers, whether due to their decision to increase purchases from our competitors or for other reasons, including a disruption in their operations that reduces their need for LEU from USEC, could adversely affect our business and results of operations. Further, because these customers purchase under long-term contracts, as these contracts come up for renewal, a decision by one or more of these customers to purchase less SWU from USEC and more SWU from one or more of our competitors could negatively affect our business and results of operations for several years.
     Because price is the most significant factor in a customer’s choice of an enricher, customers may reduce their purchases from us if we attempt to increase our prices in order to offset increases in our costs. Moreover, once lost, customers are difficult to regain because customers typically purchase under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with our largest customers, our ability to raise prices in order to respond to increases in costs or other developments is limited.
     Our ability to compete in certain foreign markets may be limited for political, legal and economic reasons.
     Agreements for cooperation between the U.S. government and various foreign governments control the export of nuclear materials from the United States. If any of the agreements with countries in which our customers are located were to lapse, terminate or be amended, it is possible we would not be able to make sales or deliver LEU to customers in those countries. This could adversely affect our results of operations.
     Purchases of SWU by customers in the European Union (EU) is subject to a policy of the Euratom Supply Agency that seeks to limit foreign enriched uranium to no more than 20% of EU consumption per year. Further, we are precluded from selling in the Russian Federation by the absence of an agreement for cooperation that permits exports to Russia.
     Recent court decisions may reduce our ability to protect ourselves from unfairly priced imports, which could adversely affect our results of operations.
     Recent decisions of the U.S. Court of International Trade and the U.S. Court of Appeals for the Federal Circuit could preclude the U.S. Commerce Department from imposing antidumping and countervailing duties to offset unfairly priced LEU imported from foreign countries. Under these rulings, we would be unable to use certain U.S. trade laws to protect us from unfairly priced LEU in the future, thereby increasing the possibility that our competitors will seek to increase market share by reducing prices to unfair levels. An increase in our competitors’ market share and the accompanying reduction in market prices could adversely affect our results of operations.

     Our future prospects are tied directly to the nuclear energy industry worldwide.
     Potential events that could affect either nuclear reactors under contract with us or the nuclear industry as a whole, include:
•	accidents, terrorism or other incidents, at nuclear facilities or involving shipments of nuclear materials,

•	regulatory actions or changes in regulations by nuclear regulatory bodies,

•	disruptions in other areas of the nuclear fuel cycle, such as uranium supplies or conversion,

•	civic opposition to, or changes in government policies regarding, nuclear operations,

•	business decisions concerning reactors or reactor operations,

•	the need for generating capacity, or

•	consolidation within the electric power industry.
     These events could adversely affect us to the extent they result in a reduction or elimination of contractual requirements, the suspension or reduction of nuclear reactor operations, the reduction of supplies of raw materials, lower demand, burdensome regulation, disruptions of shipments or production, increased operational costs or difficulties or increased liability for actual or threatened property damage or personal injury.
     Changes to, or termination of, any of our agreements with the U.S. government, or deterioration in our relationship with the U.S. government, could adversely affect our results of operations.
     USEC, or our subsidiaries, are a party to a number of agreements and arrangements with the U.S. government that are important to our business, including:
•	leases for the gaseous diffusion plants and American Centrifuge Demonstration facilities,

•	the Executive Agent MOA under which we are designated the U.S. Executive Agent and purchase the SWU component of LEU under the Russian Contract,

•	the DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and centrifuge technology,

•	electric power purchase agreements with the Tennessee Valley Authority and DOE,

•	agreements under which DOE takes certain quantities of depleted uranium we generate,

•	contract work for DOE and DOE contractors at the Portsmouth and Paducah plants, including contracts for maintenance of the Portsmouth plant in “cold standby” or “cold shutdown” states,

•	an agreement with DOE for the transfer and downblending of highly enriched uranium, and

•	an agreement with DOE transferring uranium to us as a payment-in-kind for contract work to process and clean up out-of-specification uranium for DOE.
     Termination or expiration of one or more these agreements, without replacement with an equivalent agreement or arrangement that accomplishes the same objectives as the terminated or expired agreement(s) could reduce our profitability and results of operations. In addition, deterioration in our relationship with the U.S. agencies that are parties to these agreements could impair or impede our ability to successfully implement these agreements, which could adversely affect our results of operations.

     Our existing U.S. government contracts are subject to continued appropriations by Congress and may be terminated if future funding is not made available.
     Approximately 13% of our revenues are from U.S. government contracts. All contract work for DOE, including cold standby, cleanup of out-of-specification uranium and certain NAC consulting and transportation activities, is subject to the availability of DOE funding and congressional appropriations. If funds were not available, we could be required to terminate these operations and incur related termination costs.
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
     Our operations are highly regulated by the NRC and DOE.
     Our operations, including the Paducah and Portsmouth plants, the American Centrifuge Demonstration Facility, and NAC, are regulated by the NRC. In addition, the construction and operation of the American Centrifuge Plant must be licensed by the NRC, which would regulate our activities at the plant.
     The gaseous diffusion plants are required to be recertified every five years and the term of the current certification expires on December 31, 2008. The NRC could fail to renew either or both of the certificates if it determines that we are foreign owned or controlled or the issuance of a certificate would be adverse to United States defense or security objectives. If the certificate for the Paducah plant were not renewed, we could no longer produce LEU at the Paducah plant, which would threaten our ability to make deliveries to customers.
     The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties for some violations of its regulations. Penalties under NRC regulations could include substantial fines, imposition of additional requirements or withdrawal or suspension of licenses or certificates. If significant penalties were imposed on us, they could adversely affect our results of operations.
     The American Centrifuge Demonstration Facility is licensed to operate until the earlier of February 24, 2009 or the date the temporary lease, or long-term agreement that is expected to supersede the temporary lease, with DOE expires. Early termination of the license could affect our ability to finance, construct and operate the American Centrifuge Plant. Similarly, failure to obtain a license for the construction and operation of the American Centrifuge Plant in a timely manner could have a significant adverse impact on our ability to finance and deploy the American Centrifuge technology or to meet the requirements of the DOE-USEC Agreement. Our American Centrifuge facilities in Oak Ridge are subject to regulation by DOE. DOE has the authority to impose civil penalties and additional requirements which could adversely affect our results of operations.

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
     Under a cleanup agreement with the EPA, we removed certain material from the Starmet site in South Carolina that was attributable to quantities of depleted uranium we had sent there under a 1998 contract. We could incur additional costs associated with our share of costs for cleanup of the Starmet site, resulting from a variety of factors, including a decision by federal or state agencies to recover costs for prior cleanup work or require additional remediation at the site.
     Pursuant to numerous federal, state and local environmental laws and regulations, we are required to hold multiple permits. Some permits require periodic renewal or review of their conditions, and we cannot predict whether we will be able to renew such permits or whether material changes in permit conditions will be imposed. Changes in permits could increase costs of producing LEU and reduce our profitability while an inability to secure or renew permits could prevent us from producing LEU needed to meet our delivery obligations to customers.
     Our operations involve the use, transportation and disposal of toxic, hazardous and/or radioactive chemicals and could result in liability without regard to our fault or negligence.
     Our plant operations involve the use of toxic, hazardous, and radioactive chemicals. A chemical release would primarily pose a health risk to humans or animals in proximity to the release. If an accident were to occur, its severity could be significantly affected by the volume of the release and the speed of corrective action taken by plant emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an actual or suspected release of chemicals could result in significant costs.
     NAC’s business involves providing products and services for the storage and transportation of toxic, hazardous and radioactive materials, which, if released or mishandled, could cause personal injury and property damage (including environmental contamination).
     The Price-Anderson Act requires DOE to indemnify USEC against claims for public liability arising out of or in connection with activities under the lease resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under Price-Anderson, we could be held liable for damages regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of LEU, it is possible for a claim to be asserted which may not fall within the indemnification under Price-Anderson.
     In our contracts, USEC and NAC seek to protect ourselves from liability, but there is no assurance that such contractual limitations on liability will be effective in all cases or that our insurance will cover all the liabilities we have assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

     The dollar amount of our sales backlog, as stated at any given time, is not necessarily indicative of our future earnings.
     As of December 31, 2005 our sales backlog based on existing contracts was approximately $5.9 billion through 2015 ($5.1 billion through 2010 including $1.5 billion expected to be delivered in 2006). There can be no assurance that the revenues projected in our backlog will be realized, or, if realized, will result in profits. Our backlog of sales is estimated from customer predictions of future purchases. There can be no assurance that the customers will complete these purchases in the currently anticipated time frame or at all. Reductions in backlog due to operational difficulties or changes in requirements of a customer or for other reasons could adversely affect the revenues we actually receive from contracts included in the backlog. Increases in our costs of production or other factors could cause some of the sales included in our backlog to be at prices that are below our cost of sales, which could adversely affect our results of operations in future years.
     We use estimates in accounting for the future disposition of depleted uranium and changes in these estimates or in actual costs could affect our future financial results and liquidity.
     We store depleted uranium at the Paducah and Portsmouth plants and accrue estimated costs for the future disposition of the depleted uranium. The long-term liability for depleted uranium is dependent upon the volume of depleted uranium generated and estimated processing, transportation and disposal costs, which involves many assumptions. Our estimated cost and accrued liability are subject to changes as new information becomes available, and an increase in the estimate would increase our production costs and have an adverse effect on our results of operations.
     We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option is available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE and, under federal law, DOE would also process our depleted uranium if we provided it to DOE. We would be required to reimburse DOE for costs of disposal, including a pro rata share of capital costs. Our current estimated cost for depleted uranium disposal is based primarily on projected cost data obtained from DOE without consideration given to unidentified contingencies or reserves. This estimate is less than a DOE estimate used in our NRC license application for the American Centrifuge Plant that included unidentified contingencies or reserves. Our estimate was increased in 2005 and could be increased again as additional information becomes available.
     We are also required to issue letters of credit or other financial assurances to secure a portion of our accrued liability for depleted uranium disposal. Therefore, an increase in our estimate will require us to provide additional financial assurance and could adversely affect our liquidity. The amount of future depleted uranium disposal costs could also vary substantially from amounts accrued and an increase in our actual cost of disposal could have a material adverse impact on our results of operations in future years.
     For additional information, see Critical Accounting Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and note 10 to our consolidated financial statements.
     Deferral of revenue recognition could result in volatility in our quarterly and annual results.
     We do not recognize revenue for sales of uranium or LEU until the uranium or LEU is physically delivered. Consequently, in sales transactions where we have received payment and title has transferred to the customer but delivery has not occurred because the terms of the agreement require us to hold the uranium to which the customer has title or because a customer encounters brief delays in taking delivery of LEU at our facilities, recognition of revenue is deferred until the uranium or

LEU is physically delivered. This deferral can potentially be over an indefinite period and is outside our control and can result in volatility in our quarterly and annual results. If a significant amount of revenue is deferred or a significant amount of previously deferred revenue is recognized, in a given period, earnings in that period will be affected, which could result in volatility in our quarterly and annual results. As of December 31, 2005 deferred revenue was $106.8 million. For additional information on our accounting policy on revenue recognition, see note 8 to our consolidated financial statements.
     Our operating results may fluctuate significantly from quarter to quarter, and even year to year, which could have an adverse effect on our cash flows.
     Under their contracts with us, our customers determine their requirements based on their refueling schedules for nuclear reactors, which generally range from 12 to 18 months, or in some cases up to 24 months. Customer payments for the SWU component of LEU typically average $12.0 million per order. As a result, a relatively small change in the timing of customer orders may cause operating results to be substantially above or below expectations, which could have an adverse effect on our cash flows.
     The levels of returns on pension and post-retirement plan assets, changes in interest rates and other factors affecting the amounts we have to contribute to fund future pension liabilities could adversely affect our earnings in future periods.
     Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension plans. Generally Accepted Accounting Principles in the United States (GAAP) require that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense for the following year are the discount rate, the expected rate of return on plan assets, healthcare cost trend rates and the rate of increase in future compensation levels. For additional information and a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and note 12 to our consolidated financial statements.
     Anti-takeover provisions in Delaware law and in our charter, bylaws and shareholder rights plan could delay or prevent an acquisition of USEC.
     We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our existing shareholders. Our certificate of incorporation, or charter, establishes restrictions on foreign ownership of our securities. Other provisions of our charter and bylaws may make it more difficult for a third party to acquire control of us without the consent of our board of directors. We also have adopted a shareholder rights plan, which could increase the cost of, or prevent, a takeover attempt. These various restrictions could deprive shareholders of the opportunity to realize takeover premiums for their shares.

Item 1B. Unresolved Staff Comments
     None.
Item 3. Legal Proceedings
     Environmental Matter
     USEC and certain federal agencies were identified as potentially responsible parties under CERCLA (commonly known as Superfund), for a site in Barnwell, South Carolina previously operated by Starmet CMI (“Starmet”), one of our former contractors. In February 2004, we entered into an agreement with the EPA to clean up certain areas at Starmet’s Barnwell site. Under the agreement, we were responsible for removing certain material from the site that was attributable to quantities of depleted uranium we had sent to the site. In December 2005, the EPA confirmed that we completed our clean up obligations under the agreement. At December 31, 2005, we had an accrued current liability of $0.9 million for remaining payments for work associated with completing the agreement. We could incur additional costs associated with our share of costs for cleanup of the Starmet site, resulting from a variety of factors, including a decision by federal or state agencies to recover costs for prior cleanup work or require additional remediation at the site.
     Executive Termination
     During 2005, we were in arbitration with our former president and chief executive officer, William H. Timbers, whose employment at USEC was terminated for cause in December 2004. In his demand for arbitration, Mr. Timbers disputed cause and sought damages in excess of $36 million, including severance and other benefits of “at least $21 million,” more than $15 million in restricted stock and stock options that had vested prior to his termination, and other unspecified compensatory and punitive damages. On February 1, 2006, we entered into a settlement agreement with Mr. Timbers pursuant to which we agreed to pay Mr. Timbers a cash settlement of $14.5 million in full settlement of his claims. We also agreed to cancel an outstanding loan to Mr. Timbers from the Company in the amount of approximately $0.3 million as part of the settlement. Under the settlement agreement, the parties granted each other a mutual release of all claims. In connection with the settlement, and after taking into account amounts previously accrued, we have recorded a charge of $7.6 million in the fourth quarter of 2005. This charge reduced net income in the fourth quarter, on an after-tax basis, by approximately $4.7 million.
     Informal SEC Inquiry
     Following the restatement of our financial statements in March 2005, we received, in April 2005, and subsequently following our second restatement of our financial statements in August 2005, informal requests from the Securities and Exchange Commission to voluntarily provide documents and information relating to the restatements. We have provided these documents. In accordance with its normal practice, the SEC has not advised us when its inquiry may be concluded, and we are unable to predict the outcome of this inquiry.
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

Item 4. Submission of Matters to a Vote of Security Holders
     None
Executive Officers of the Company
     Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at February 15, 2006 follow:

Name	Age	Position

John K. Welch	55	President and Chief Executive Officer

Timothy B. Hansen	42	Senior Vice President, General Counsel and Secretary

Philip G. Sewell	59	Senior Vice President, American Centrifuge and Russian HEU

Robert Van Namen	44	Senior Vice President, Uranium Enrichment

Ellen C. Wolf	52	Senior Vice President and Chief Financial Officer

W. Lance Wright	58	Senior Vice President, Human Resources and Administration

John C. Barpoulis	41	Vice President and Treasurer

John M.A. Donelson	41	Vice President, Marketing and Sales

Victor N. Lopiano	55	Vice President, American Centrifuge

E. John Neumann	58	Vice President, Government Relations

Russell B. Starkey, Jr.	63	Vice President, Operations
     John K. Welch was named President and Chief Executive Officer in September 2005. Prior to joining USEC, Mr. Welch served as a consultant to several government and corporate entities. Mr. Welch was Executive Vice President and Group Executive, Marine Systems for General Dynamics Corporation from March 2002 to March 2003, and Senior Vice President and Group Executive, Marine Systems for General Dynamics from January 2000 to March 2002. Mr. Welch joined General Dynamics in 1989.
     Timothy B. Hansen has been Senior Vice President, General Counsel and Secretary since August 2002. Mr. Hansen left USEC in November 2004 and returned in January 2005 to serve as General Counsel and Secretary on an interim, part-time basis. He returned to his current position in September 2005. Mr. Hansen has held positions of progressively more responsibility since joining USEC as Assistant General Counsel in 1994.
     Philip G. Sewell has been Senior Vice President, American Centrifuge and Russian HEU since September 2005. Mr. Sewell was Senior Vice President directing international activities and corporate development programs since August 2000 and assumed responsibility for the American Centrifuge program in April 2005. Prior to that, Mr. Sewell was Vice President, Corporate Development and International Trade since April 1998, and was Vice President, Corporate Development since 1993.

     Robert Van Namen has been Senior Vice President, Uranium Enrichment since September 2005. Mr. Van Namen was Senior Vice President directing marketing and sales activities since January 2004 and was Vice President, Marketing and Sales since January 1999. Prior to joining USEC, Mr. Van Namen was Manager of Nuclear Fuel for Duke Power Company.
     Ellen C. Wolf has been Senior Vice President and Chief Financial Officer since December 2003. Prior to joining USEC, Ms. Wolf was Vice President and Chief Financial Officer for American Water Inc., an international water company, since May 1999, and previously was Vice President and Treasurer of Bell Atlantic Corporation since 1995. Ms. Wolf will be returning to American Water as Senior Vice President and Chief Financial Officer and will leave USEC in late February 2006.
     W. Lance Wright has been Senior Vice President, Human Resources and Administration since February 2005, and was Vice President, Human Resources and Administration since August 2003. Prior to joining USEC, Mr. Wright was Vice President and Principal of Boyden Global Executive Search since January 2002, and previously held director and manager positions in Human Resources at ExxonMobil Corporation since 1986.
     John C. Barpoulis has been Vice President and Treasurer since March 2005. Prior to joining USEC, Mr. Barpoulis was Vice President and Treasurer of National Energy & Gas Transmission, Inc., formerly a subsidiary of PG&E Corp., since 2003, and Vice President and Assistant Treasurer since 2000. Mr. Barpoulis will serve as the interim chief financial officer while USEC conducts a search for a permanent replacement for Ms. Wolf, considering both internal and external candidates.
     John M.A. Donelson has been Vice President, Marketing and Sales since December 2005 and was previously Director, North American and European Sales since June 2004, Director, North American Sales since August 2000 and Senior Sales Executive since July 1999.
     Victor N. Lopiano has been Vice President, American Centrifuge since December 2005 and was Director, Projects in USEC’s corporate development department since January 2000. Mr. Lopiano joined USEC in 1996 as USEC’s senior manager at the Lawrence Livermore National Laboratory.
     E. John Neumann has been Vice President, Government Relations since April 2004. Prior to joining USEC, Mr. Neumann was Vice President, Government Relations, for the Edison Electric Institute since 1995.
     Russell B. Starkey, Jr. was named Vice President, Operations in February 2005 and was General Manager of the Paducah plant since October 2001, Training Manager since April 1998 and Senior Staff Consultant since October 1997.

PART II
Item 5. Market for Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.” High and low sales prices and cash dividends paid per share follow:

			Cash
			Dividends
	High	Low	Paid
2005
January to March	$18.69	$9.39	$.1375
April to June	16.95	11.94	.1375
July to September	16.25	9.79	.1375
October to December	12.95	9.05	.1375

2004
January to March	$8.93	$7.60	$.1375
April to June	8.98	6.88	.1375
July to September	10.47	8.00	.1375
October to December	11.14	9.35	.1375
     There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At January 31, 2006, there were 86,576,000 shares of common stock issued and outstanding and approximately 35,000 beneficial holders of common stock. No preferred shares have been issued.
     On February 7, 2006, the Board of Directors voted to discontinue paying a common stock dividend in order to redirect those funds to reduce the level of external financing needed for construction of the American Centrifuge Plant. Accordingly, we have no intention to pay cash dividends in the foreseeable future.
     The following table gives information about the Company’s common stock that may be issued under the USEC Inc. 1999 Equity Incentive Plan and Employee Stock Purchase Plan as of December 31, 2005.

	Number of		Number of
	securities to be	Weighted-average	securities
	issued upon exercise	exercise price of	remaining available
	of outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan category	and rights	and rights	compensation plans
Equity compensation plans approved by security holders	1,355,000	$8.97	8,050,000 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,355,000		8,050,000

(1)	Includes 7,846,000 shares available for issuance under the USEC Inc. 1999 Equity Incentive Plan (net of awards which terminate or are cancelled without being exercised or that are settled for cash) and 204,000 shares available for issuance under the Employee Stock Purchase Plan.

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
     To comply with statutory requirements and to meet conditions for maintaining NRC certification of the plants, our certificate of incorporation, or charter, sets forth restrictions on foreign ownership of securities, including a provision prohibiting foreign persons (as defined in the charter) from collectively having beneficial ownership of more than 10% of our voting securities. Our charter also contains enforcement mechanisms with respect to the foreign ownership restrictions, including suspension of voting rights, redemption of such shares and/or the refusal to recognize the transfer of shares on our record books.
Fourth Quarter 2005 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

October 1 — October 31	—	—	—	—
November 1 — November 30	—	—	—	—
December 1 — December 31	2,620	$12.19	—	—

Total	2,620	$12.19	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 2,620 shares of common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan.
     In 2005, we did not make any unregistered sales of equity securities.

Item 6. Selected Financial Data
     Selected financial data should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations. Selected financial data as of and for the years ended December 31, 2005, 2004 and 2003, the six-month period ended December 31, 2002, and the fiscal years ended June 30, 2002 and 2001, have been derived from consolidated financial statements that have been audited by independent public accountants. In 2002, the Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2002.

								Six-Month
								Period Ended	Fiscal Years Ended
	Years Ended December 31,							December 31,	June 30,
	2005		2004		2003	2002		2002	2002		2001
	(Unaudited)
	(millions, except per share data)
Revenue:
Separative work units	$1,085.6		$1,027.3		$1,110.8	$1,181.5		$668.0	$1,289.3		$1,057.3
Uranium	261.3		224.0		159.9	75.3		43.2	116.9		84.3
U.S. government contracts and other	212.4		165.9		166.0	123.4		69.6	102.6		35.3

Total revenue	1,559.3		1,417.2		1,436.7	1,380.2		780.8	1,508.8		1,176.9

Cost of sales:
Separative work units and uranium	1,148.4		1,071.6		1,124.1	1,174.2		675.2	1,305.7		989.8
U.S. government contracts and other	181.4		151.5		150.2	115.2		66.0	100.9		38.1

Total cost of sales	1,329.8		1,223.1		1,274.3	1,289.4		741.2	1,406.6		1,027.9

Gross profit	229.5		194.1		162.4	90.8		39.6	102.2		149.0
Special charges (credit) for organizational restructuring and consolidating operations	7.3	(1)	—		—	(6.7	)(2)	—	(6.7	)(2)	—
Advanced technology costs	94.5		58.5		44.8	22.9		16.0	12.6		11.4
Selling, general and administrative	61.9		64.1		69.4	54.1		27.6	50.7		48.8
Other (income) expense, net	(1.0	)(3)	(1.7	)(4)	—	—		—	—		—

Operating income (loss)	66.8		73.2		48.2	20.5		(4.0)	45.6		88.8
Interest expense	40.0		40.5		38.4	36.5		18.6	36.3		35.2
Interest (income)	(10.5)		(3.9)		(5.4)	(7.0)		(3.2)	(8.7)		(10.9)

Income (loss) before income taxes	37.3		36.6		15.2	(9.0)		(19.4)	18.0		64.5
Provision (credit) for income taxes	15.0		13.1		6.2	(5.0)		(6.7)	4.5		(13.6	)(5)

Net income (loss)	$22.3		$23.5		$9.0	$(4.0)		$(12.7)	$13.5		$78.1

Net income (loss) per share — basic and diluted	$.26		$.28		$.11	$(.05)		$(.16)	$.17		$.97
Dividends per share	$.55		$.55		$.55	$.55		$.275	$.55		$.55

	December 31,				June 30,
	2005	2004	2003	2002	2002	2001
	(millions)
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$259.1	$174.8	$249.1	$171.1	$279.2	$122.5
Inventories:
Current	974.3	1,009.4	883.2	862.1	889.7	1,137.5
Long-term	71.4	156.2	266.1	390.2	415.5	420.2
Total assets	2,080.8	2,003.4	2,134.8	2,108.4	2,228.2	2,251.4
Current portion of long-term debt	288.8	—	—	—	—	—
Long-term debt	150.0	475.0	500.0	500.0	500.0	500.0
Other long-term liabilities	270.2	244.4	256.0	265.0	263.2	307.6
Stockholders’ equity	907.6	918.7	923.6	953.5	986.4	1,012.6

(1)	The plan to restructure headquarters and field operations resulted in special charges of $7.3 million ($4.5 million or $.05 per share after tax) related to termination benefits, principally consisting of severance benefits.

(2)	The special credit of $6.7 million ($4.2 million or $.05 per share after tax) in the fiscal year ended June 30, 2002, represented a change in estimate of costs for consolidating plant operations originally accrued in the fiscal year ended June 30, 2000.

(3)	Other income in 2005 includes $1.0 million ($0.6 million or $.01 per share after tax) from customs duties paid to USEC as a result of trade actions.

(4)	Other income in 2004 includes income of $4.4 million ($2.7 million or $.03 per share after tax) from customs duties paid to USEC as a result of trade actions, partly offset by an expense of $2.7 million (or $.03 per share) for acquired-in-process research and development expense relating to the acquisition of NAC.

(5)	The provision (credit) for income taxes in the fiscal year ended June 30, 2001 includes a special income tax credit of $37.3 million (or $.46 per share) for deferred income tax benefits that arose from the transition to taxable status. The special tax credit represents a change in estimate resulting from a reassessment of certain deductions for which related income tax savings were not certain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report.
Overview
     USEC, a global energy company, is the world’s leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	are in the process of demonstrating, and plan to deploy, what we expect to be the world’s most efficient uranium enrichment technology, known as the American Centrifuge,

•	perform contract work for the U.S. Department of Energy (“DOE”) and DOE contractors at the Paducah and Portsmouth plants, and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services, including nuclear materials tracking.
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
     We produce or acquire LEU from two principal sources. We produce LEU at the gaseous diffusion plant in Paducah, Kentucky, and we acquire LEU by purchasing the SWU component of LEU from Russia under the Megatons to Megawatts program.
     Revenue from Sales of SWU and Uranium
     The majority of our customers are domestic and international utilities that operate nuclear power plants. Revenue is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     Agreements with electric utilities are primarily long-term contracts under which customers are obligated to purchase a specified quantity of SWU or uranium or a percentage of their annual SWU or uranium requirements. Under requirements contracts, customers are not obligated to make purchases if the reactor does not have requirements. Backlog is the aggregate dollar amount of SWU and uranium that we expect to sell under contracts with utilities. Backlog is based on customers’ estimates of their fuel requirements and certain other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. At December 31, 2005, we had contracts with utilities aggregating an estimated $5.9 billion through 2015 ($5.1 billion through 2010 including $1.5 billion expected to be delivered in 2006), compared with $4.7 billion at December 31, 2004.

     We estimate our market share of the SWU component of LEU purchased by and shipped to utilities in North America was 53% in 2005, 51% in 2004, and 56% in 2003. In the world market, we estimate our market share was 27% in 2005, 28% in 2004, and 30% in 2003. The declines reflect aggressive pricing by, and loss of sales commitments to, foreign competitors.
     Our revenues and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average $12.0 million per order. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle.
     Our revenue could be adversely affected by actions of the U.S. Nuclear Regulatory Commission (“NRC”) or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. In late 2002, regulators in Japan ordered the temporary shutdown of 17 reactors operated by The Tokyo Electric Power Company. We supply LEU for ten of the 17 reactors, which have all returned to service. The shutdowns have postponed the utility’s requirements for reloading fuel. Revenue in 2004 and, to a lesser extent, 2005 was reduced as a result of the shutdowns.
     Our financial performance over time can be significantly affected by changes in prices for SWU. The SWU price indicator for new long-term contracts, as published by TradeTech in Nuclear Market Review, was $113 per SWU on December 31, 2005, $107 per SWU on December 31, 2004, and $105 per SWU on December 31, 2003. This price indicator is representative of base year prices under new long-term enrichment contracts in our primary markets. However, our backlog includes contracts awarded to us when prices were lower. As a result, the average SWU price billed to customers declined in 2003, leveled off in 2004 and improved in 2005. We expect that sales under new contracts will in time increase our average SWU price billed to customers.
     The spot price indicator for uranium hexafluoride, published in Nuclear Market Review, was $106.00 per kilogram of uranium on December 31, 2005, an increase of $43.00 (or 68%) from $63.00 on December 31, 2004. The spot price increased 42% in 2004 from $44.25 on December 31, 2003. The long-term price for uranium hexafluoride, as calculated using indicators published in Nuclear Market Review, was $106.06 per kilogram of uranium on December 31, 2005, an increase of $30.74 (or 41%) from $75.32 on December 31, 2004. The long-term price increased 62% in 2004 from $46.50 on December 31, 2003. However, most of our uranium inventory has been committed under sales contracts with utility customers, and the positive impact of higher prices is limited to sales under new contracts and to sales under contracts with prices determined at the time of delivery.
     We expect that our inventory of uranium is sufficient to continue sales through 2007. We will continue to supplement our supply of uranium for additional sales by underfeeding the production process at the Paducah plant, as long as it continues to be economical, and by purchasing uranium from suppliers. Underfeeding is also used to compensate, as necessary, for the difference between the amount of uranium supplied by us to the Russian Federation for the LEU provided under the Russian Contract and the amount of uranium supplied to us by customers for the LEU we deliver to them. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium.

     Contracts with customers are denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of our primary competitors are denominated in the major European currencies.
     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby and processing out-of-specification uranium at the Portsmouth plant. Under DOE’s fiscal 2006 budget request, the cold standby scope of work was scheduled to conclude in September 2005 with a transition to a preliminary decontamination and decommissioning program (“cold shutdown”). DOE and USEC extended the cold standby program in September 2005 through the end of January 2006, and again in January 2006 through the end of March 2006. We continue to negotiate the scope of work for cold shutdown. Congress has approved DOE’s budget request for fiscal 2006 for a continuation of the cold standby contract and a transition to a cold shutdown scope of work. Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards that are subject to audit by the Defense Contract Audit Agency. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are determined under government cost accounting standards that are subject to audit by the Defense Contract Audit Agency. Revenue from U.S. government contracts includes revenue from NAC, which we acquired in November 2004.
     Cost of Sales
     Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold during the period and is determined by a combination of inventory levels and costs, production costs, and purchase costs. Production costs consist principally of electric power, labor and benefits, long-term depleted uranium disposition cost estimates, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method coupled with our inventories of SWU and uranium, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods.
     We are the Executive Agent of the U.S. government under a contract (“Russian Contract”) to implement a government-to-government agreement to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. We have agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. From inception of the Russian Contract in 1994 through December 31, 2005, we have purchased the SWU component of LEU derived from 262 metric tons of highly enriched uranium from Russia, the equivalent of about 10,500 nuclear warheads.
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

     The Russian Contract provides that, after the end of 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least approximately $7.6 billion for the SWU component over the 20-year term of the Russian Contract through 2013. We do not expect that any adjustments will be required.
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. The power load at the Paducah plant averaged 1,320 megawatts and costs for electric power represented 60% of production costs at the Paducah plant in 2005. We purchased 87% of the electric power for the Paducah plant in 2005 at fixed prices as part of a multiyear power contract signed with the Tennessee Valley Authority (“TVA”) in 2000. We purchased almost all of the remaining portion of the electric power for the Paducah plant at higher-cost, fixed-price contracts which were more representative of market prices.
     Capacity and prices for electric power under the 2000 TVA power contract are fixed through May 2006. We are negotiating with TVA regarding supply arrangements for electric power beyond May 2006, and we expect to reach an agreement in the near future. We anticipate an increase in power cost of approximately 50 percent compared to the 2000 TVA power contract, subject to the amount of power purchased during summer months and future adjustments relative to TVA’s fuel and purchased power costs. The increase in electric power costs will increase overall SWU production costs, which will negatively impact our gross margin and cash flow. The duration of a new power supply arrangement will be shorter than the 2000 TVA power contract, which would put us at risk for additional cost increases after the expiration of any new arrangement. We are taking cost cutting measures including workforce reductions, implementing improvements to production efficiencies and pursuing incremental revenue opportunities, including underfeeding and increasing prices for the sale of SWU, that are expected to offset some, but not all of the anticipated power cost increases.
     Capacity under the 2000 TVA power contract ranges from 300 megawatts in the summer months to 1,650 megawatts in the non-summer months. We have typically reduced LEU production and the related power load in the summer months when power availability is low and market power costs are high. Subject to prior notice and under certain circumstances, TVA may interrupt power to the Paducah plant, except for a minimum load of 300 megawatts that can only be interrupted under limited circumstances. The portion of electric power for the Paducah plant not covered by the TVA agreement has typically been purchased under short-term fixed-price contracts or at market-based prices. Market prices for electric power vary seasonally with rates higher during the winter and summer as a function of the extremity of the weather.
     We store depleted uranium at the Paducah and Portsmouth plants and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option is available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE and, under federal law, DOE would also process our depleted uranium if we provided it to DOE. We would be required to reimburse DOE for costs of disposal, including a pro rata share of capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium generated and estimated processing, transportation and disposal costs. Our calculation of the estimated unit cost is based primarily on projected cost data obtained from DOE without consideration given to unidentified contingencies or reserves. Our estimate is periodically reviewed as additional information becomes available, and was increased in 2005. Our estimate is less than a DOE estimate used in our NRC license application for the American Centrifuge Plant that included unidentified contingencies or reserves. The estimated cost and accrued liability are subject to change as additional information becomes available.

     Under the DOE-USEC Agreement signed in 2002, we incurred costs to process and remove contaminants from out-of-specification uranium, and, in return, DOE took title to 23.3 million kilograms of the depleted uranium generated by USEC at the Paducah plant over a four-year period. For this quantity of depleted uranium, our effective disposition costs were reduced. Transfers of depleted uranium to DOE were completed in the quarter ended June 30, 2005, and higher costs for the future disposition of depleted uranium generated subsequent to June 30, 2005 have resulted in increases to production costs.
     Replacing Out-of-Specification Uranium Inventory
     Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization in 1998 and in the process of being remediated, reported in note 4 to the consolidated financial statements.
     American Centrifuge Technology
     We are in the process of demonstrating our next-generation American Centrifuge uranium enrichment technology. We are working toward reaching full capacity of the American Centrifuge Plant in Piketon, Ohio in 2011. The first nine project milestones under the DOE-USEC Agreement have been completed on or ahead of schedule. The next milestone under the agreement, scheduled for October 2006, is obtaining satisfactory reliability and performance data from the Lead Cascade at the American Centrifuge Demonstration Facility. We had anticipated beginning operation of the Lead Cascade by the end of 2005 but we experienced delays relating to quality of material, performance issues of certain centrifuge components, and compliance with new regulatory requirements. Progress has been made in addressing these issues and we do not expect that these near-term delays will impact our ability to meet the DOE-USEC agreement milestones or our anticipated dates for reaching full production capacity. We are no longer managing the program to meet the accelerated schedule that moved up the remaining milestones by about one year.
     Lead Cascade machines are expected to be installed in the American Centrifuge Demonstration Facility during the first half of 2006. We will operate the facility for the purpose of demonstrating and evaluating our enhancements to U.S. centrifuge technology and centrifuge performance in a cascade configuration. Data gathered from these demonstrations relating to cost, schedule, and technology performance uncertainties will be evaluated prior to initiating construction of the American Centrifuge Plant.
     Subject to completion of project milestones, issuance of an NRC license and other permits, and other factors discussed below, we plan to construct the American Centrifuge Plant beginning in 2007, begin uranium enrichment operations in 2009, and reach an initial production capacity of 3.5 million SWU in 2011. Based on current information, American Centrifuge is estimated to cost approximately $1.7 billion, excluding capitalized interest. We will continue to refine total cost estimates based on data gathered from testing, demonstrations and further negotiations with our manufacturing and supply partners. We expect to agree on contract terms in 2006 with Fluor Enterprises, Inc., a subsidiary of Fluor Corp., to provide engineering, procurement and construction management services for the American Centrifuge Plant. In addition, we plan to enter into new agreements in 2006 with Boeing Company and Honeywell International to manufacture centrifuge machines for the American Centrifuge Plant.
     The process of obtaining an operating license from the NRC for the American Centrifuge Plant continues to proceed on schedule. We believe the NRC will be able to issue the license by early 2007. This timing assumes that DOE provides estimated cost information for the disposition of future depleted uranium from the American Centrifuge Plant that the NRC concludes is adequate to process the license, and a long-term lease agreement between DOE and USEC for the centrifuge facilities in Piketon, Ohio is executed. Our license application, submitted in August 2004, seeks a license term of

30 years and authorization to enrich uranium to an assay of up to 10%. The plant is expected to have an initial annual production capacity of 3.5 million SWU. The environmental report submitted with the license application evaluates the potential expansion of the plant to an annual production capacity of 7 million SWU. In October 2005, the NRC’s Atomic Safety and Licensing Board (“ASLB”) denied the petitions of two interveners seeking to participate in the hearing process for the license application. The ASLB reviewed and found inadmissible each of the contentions submitted by the petitioners. The interveners have appealed the decision to the NRC, and we have filed responses to the appeals.
     Total expenditures, including both expense and capital related to American Centrifuge technology for the twelve months ended December 31, 2005, 2004, and 2003, as well as to-date activity, are as follows (in millions):

				Cumulative
				as of
				December
	2005	2004	2003	31, 2005 (C)
Total expenditures (A)	$108.7	$64.2	$40.0	$226.2

Amount expensed	$92.7	$58.1	$40.0	$204.1
Amount capitalized (B)	$16.0	$6.1	$—	$22.1

(A)	Total expenditures are all American Centrifuge costs including demonstration facility, licensing activities, commercial plant facility, program management, and interest related costs.

(B)	Cumulative capitalized costs include interest of approximately $0.9 million and $0.2 million at December 31, 2005 and 2004, respectively.

(C)	To-date amounts include $13.3 million expensed in years prior to 2003.
     The successful construction and operation of the American Centrifuge Plant is dependent upon a number of factors including, satisfactory performance of the American Centrifuge technology at various stages of demonstration, NRC licensing, financing, the cost and timely delivery of raw materials and components, availability of personnel with required security clearances, overall cost estimates, installation and operation of centrifuge machines and equipment, and the achievement of milestones under the DOE-USEC Agreement. In addition, certain actions by DOE are required, including USEC and DOE entering into a long-term lease agreement for the facility, removal of machines, wastes and other materials from the buildings by DOE, and USEC and DOE agreeing on terms for USEC’s license of the centrifuge intellectual property.
     Government Investigation of Imports from France
     In 2002, the U.S. Department of Commerce (“DOC”) imposed antidumping and countervailing duty (anti-subsidy) orders on imports of LEU produced in France. The orders were imposed in response to unfair trading practices by our French competitors in connection with imports of LEU into the United States.
     In 2005, in connection with appeals of the orders, the U.S. Court of Appeals for the Federal Circuit concluded that:
•	SWU contracts were sales of services, not merchandise, and thus were not subject to the U.S. antidumping law, and

•	a subsidy provided through government payments under SWU contracts at above-market prices is not subject to the countervailing duty law.
     In light of the Federal Circuit’s decision, the French cases have been remanded to the DOC to revise the final determinations and orders in those cases in accordance with the Federal Circuit decisions. On remand, the DOC will determine whether imports of LEU pursuant to SWU contracts are no longer subject to the antidumping duty order and on that basis will recalculate the original dumping margin found in the investigation. The remand of the countervailing duty determination and order could lead to the revocation of that order if the amount of countervailable subsidies determined in light of the Federal Circuit decisions is not more than de minimis.

     Government Investigation of Imports from Germany, the Netherlands and the United Kingdom
     The Federal Circuit’s decision and the remand to the DOC of the orders involving French LEU do not affect the countervailing orders now in place against imports of LEU from Germany, the Netherlands and the United Kingdom. These orders were issued at the same time as the orders on LEU from France. At present, however, no duties are imposed or cash deposits required under these orders.
     Acquisition of NAC Holding Inc.
     In November 2004, we acquired all the outstanding common stock of NAC Holding Inc. and its wholly owned subsidiary NAC International Inc. (collectively “NAC”) from Pinnacle West Capital Corporation for $10.1 million in cash plus the assumption of certain liabilities of NAC. As part of the acquisition agreement, we deposited an additional $6.0 million in an escrow fund pending the outcome of a contingency relating to the renewal or replacement of a contract with DOE. As of October 1, 2005, a three-year, $25 million contract extension to manage the Nuclear Materials Management and Safeguards System for DOE became effective. Pursuant to the terms of the acquisition agreement, the $6.0 million in escrow was released to Pinnacle West.
     The acquisition of NAC has enabled us to offer our nuclear utility customers an expanded portfolio of products and services, including transportation and storage systems for spent nuclear fuel. NAC is a leading provider of spent fuel storage solutions, nuclear materials transportation and nuclear fuel cycle consulting services worldwide. Its customers include nuclear utilities and the U.S. and foreign governments. NAC transports spent nuclear fuel and provides spent fuel storage systems to customers in the United States and abroad. NAC is developing a new dual-purpose dry storage system, the Modular, Advanced Generation, Nuclear All-purpose Storage System (“MAGNASTOR”), consisting of a concrete cask and a welded stainless steel transportation storage canister with a welded closure lid to safely store spent nuclear fuel. NAC manages the Nuclear Materials Management and Safeguards System, a U.S. government database that tracks the use, shipment and possession of nuclear materials.
Critical Accounting Estimates
     Our significant accounting policies are summarized in note 1 to the consolidated financial statements, which were prepared in accordance with generally accepted accounting principles. Included within these policies are certain policies which require critical accounting estimates and judgments. Critical accounting estimates are those which require management to make assumptions about matters that are uncertain at the time the estimate was made and for which different estimates, often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but are inherently uncertain and unpredictable, could have a material impact on our operating results and financial condition. It is also possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We are also subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as the healthcare environment, legislation and regulation.
     The sensitivity analyses used below are not intended to provide a reader with our predictions of the variability of the estimates used. Rather, the sensitivities used are included to allow the reader to understand a general cause and effect of changes in estimates.

We have identified the following to be our critical accounting estimates:
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
•	The expected return on plan assets was 8.5% for 2005 and is 8.0% for 2006. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. Pension plan assets amounted to $684.7 million at December 31, 2005, and projected pension benefit obligations were 94% funded. Postretirement health and life benefit obligations, typically funded on a pay-as-you go basis, were 34% funded. A 0.5% change in the expected return on plan assets would affect pension costs by $3.3 million and postretirement health and life costs by $0.3 million.

•	A discount rate of 5.50% was used at December 31, 2005 to calculate the net present value of benefit obligations. The rate is determined based on the investment yield of high quality corporate bonds. A 0.5% reduction in the discount rate would affect the valuation of pension benefit obligations by $50.5 million and postretirement health and life benefit obligations by $10.9 million, and the resulting changes in the valuations would affect pension costs by $5.6 million and postretirement health and life costs by $1.3 million.

•	The healthcare costs trend rates are 9% projected in 2006 reducing to 5% in 2010. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A 1% increase in the healthcare cost trend rates would affect postretirement health benefit obligations by about $12.1 million and would affect costs by about $3.6 million.
     Costs for the Future Disposition of Depleted Uranium and Plant Lease Turnover Costs
     SWU and uranium inventories include estimates and judgments for production quantities and production costs and judgments regarding the replacement or remediation of out-of-specification uranium by DOE. We store depleted uranium at the Paducah and Portsmouth plants and accrue estimated costs for its future disposition. Production costs include estimates of future costs for the conversion, transportation, and disposition of depleted uranium, the treatment and disposal of hazardous, low-level radioactive and mixed wastes, and plant lease turnover costs. Lease turnover costs are estimated and are accrued over the expected productive life of the plant. An increase or decrease in production costs has an effect on inventory costs and cost of sales over current and future periods.
     We are responsible for costs relating to the future disposal of depleted uranium generated from our operations. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option is available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE and, under federal law, DOE would also process our depleted uranium if we provided it to DOE. We would be required to reimburse DOE for costs of disposal, including a pro rata share of capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium generated and estimated processing, transportation and disposal costs. Our calculation of the estimated unit cost is based primarily on projected cost data obtained from DOE without consideration given to unidentified contingencies or reserves. Our estimate is periodically reviewed as additional information becomes available, and was increased in 2005. Our estimate is less than a DOE estimate used in our NRC license application for the American Centrifuge Plant that included unidentified contingencies or reserves. The estimated cost and accrued liability are subject to change as additional information becomes available.
     The amount and timing of future costs could vary from amounts accrued. Accrued liabilities for depleted uranium and lease turnover costs are $47.0 million and $54.1 million, respectively, as of December 31, 2005.
     American Centrifuge Technology Costs
     Costs relating to the demonstration and deployment of the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Centrifuge costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs include NRC licensing of the American Centrifuge Demonstration Facility in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility. Capitalized costs relating to the American Centrifuge technology include or will include NRC licensing, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the American Centrifuge Plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion, including NRC licensing, financing, and installation and operation of centrifuge machines and equipment. As of December 31, 2005 we had capitalized $22.1 million related to design, licensing, and permitting of American Centrifuge technology. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.
     Income Taxes
     During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. To the extent that the final tax outcome of these matters is different than the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made. To the extent that the provision for income taxes increases/decreases by 1% of income from continuing operations, net income would have declined/improved by $0.4 million in 2005.
     Accounting for income taxes involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. In assessing the realization of deferred tax assets, we determine whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. Factors that may affect estimates of future taxable income include, but are not limited to, competition, changes in revenue, costs or profit margins, market share, and developments related to the American Centrifuge technology. We have determined that it is more likely than not that deferred tax assets will be realized.

     Determining the need for or amount of a valuation allowance involves judgments, estimates and assumptions. We review historical results, forecasts of taxable income based upon business plans, eligible carryforward periods, periods over which deferred tax assets are expected to reverse, developments related to the American Centrifuge technology, tax planning opportunities, and other relevant considerations. The underlying assumptions may change from period to period. In the event we were to determine that it is more likely than not that all or some of the deferred tax assets will not be realized in future years, a valuation allowance would result.

Results of Operations
     The following table shows for the years ended December 31, 2005, 2004 and 2003, certain items from the accompanying Consolidated Statements of Income detailed by reportable segments. The “Total” column shows the combined results of operations for those items. The table below should be read in conjunction with Item 6: Selected Financial Data. We have two reportable segments: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is the primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants as well as nuclear energy solutions provided by NAC, which we acquired in November 2004. Intersegment sales between the reportable segments were less than $0.1 million in 2005 and zero in 2004 and have been eliminated in consolidation. Results of operations are discussed following this table (in millions):

		U.S. Government
	LEU Segment	Contracts Segment	Total
2005
Total revenue	$1,346.9	$212.4	$1,559.3
Total cost of sales	1,148.4	181.4	1,329.8

Gross profit	$198.5	$31.0	$229.5

Special charges for organizational restructuring			7.3
Advanced technology costs			94.5
Selling, general and administrative			61.9
Other (income) expense, net			(1.0)

Operating income			$66.8
Interest expense			40.0
Interest (income)			(10.5)

Income before income taxes			$37.3
Provision for income taxes			15.0

Net income			$22.3

2004
Total revenue	$1,251.3	$165.9	$1,417.2
Total cost of sales	1,071.6	151.5	1,223.1

Gross profit	$179.7	$14.4	$194.1

Advanced technology costs			58.5
Selling, general and administrative			64.1
Other (income) expense, net			(1.7)

Operating income			$73.2
Interest expense			40.5
Interest (income)			(3.9)

Income before income taxes			$36.6
Provision for income taxes			13.1

Net income			$23.5

2003
Total revenue	$1,270.7	$166.0	$1,436.7
Total cost of sales	1,124.1	150.2	1,274.3

Gross profit	$146.6	$15.8	$162.4

Advanced technology costs			44.8
Selling, general and administrative			69.4

Operating income			$48.2
Interest expense			38.4
Interest (income)			(5.4)

Income before income taxes			$15.2
Provision for income taxes			6.2

Net income			$9.0

Revenue
     Total revenue increased $142.1 million in 2005 compared to 2004 and declined $19.5 million in 2004 compared to 2003. Total LEU revenue increased $95.6 million in 2005 compared to 2004 and declined $19.4 million in 2004 compared to 2003 as shown in the table below (in millions, except percentage change):

			Total
	SWU	Uranium	LEU
	Revenue	Revenue	Revenue
Year ended December 31, 2005	$1,085.6	$261.3	$1,346.9
Year ended December 31, 2004	1,027.3	224.0	1,251.3

Increase / (Decrease) from 2004 to 2005	$58.3	$37.3	$95.6
Percent Change	6%	17%	8%

Year ended December 31, 2004	$1,027.3	$224.0	$1,251.3
Year ended December 31, 2003	1,110.8	159.9	1,270.7

Increase / (Decrease) from 2003 to 2004	($83.5)	$64.1	($19.4)
Percent Change	-8%	40%	-2%
     Revenue from sales of SWU increased $58.3 million in 2005 compared to 2004. In 2005, the volume of SWU sold increased 4% and the average price billed to customers increased 2%. The increase in volume reflects the timing and mix of customer orders and increases in contractual commitments from customers. The increase in the average price reflects contractual provisions for inflation and sales under contracts signed in recent years with higher prices.
     Revenue from sales of SWU declined $83.5 million in 2004 compared to 2003. The volume of SWU sold declined 8% in 2004 reflecting the temporary shutdowns of several nuclear reactors in Japan, lower contractual commitments from customers, and the timing of customer orders. The average SWU price billed to customers was about the same in 2004 as in 2003. Revenue includes sales based on contractual commitments from the late 1990s when SWU prices were severely depressed.
     Reductions in contractual commitments from customers contributed to the reductions in revenue in 2004. Contractual commitments had declined before 2005, primarily due to aggressive pricing by, and loss of sales commitments to, foreign competitors in prior years. In December 2000, the DOC initiated investigations into unfair pricing, or dumping, and government subsidization of imports of LEU produced by European enrichers Eurodif, S.A., and Urenco, Ltd., and subsequently, SWU prices increased significantly. However, since contractual commitments from customers are typically long-term, the effects of aggressive or unfair trade practices by foreign competitors prior to the increase in SWU prices contributed to the reductions in revenue in prior years.
     Revenue from sales of uranium increased $37.3 million in 2005 compared to 2004. In 2005, the average price billed to customers increased 15% and the volume of uranium sold increased 1%. Revenue from sales of uranium increased $64.1 million in 2004 compared to 2003. The volume of uranium sold increased 18% in 2004 reflecting the timing of customer orders and sales of uranium obtained from underfeeding the enrichment process. The average uranium price billed to customers increased 19% in 2004. The increases in the average prices billed to customers in 2004 and 2005 reflect the customer mix and the periods when contracts were signed.

     Revenue from the U.S. government contracts segment increased $46.5 million (or 28%) in 2005 compared to 2004. The increase primarily reflects revenue from NAC, which we acquired in November 2004. Revenue from NAC was $27.8 million in 2005 compared to $2.9 million included in our consolidated operations in 2004. Revenue at the Portsmouth plant increased to $167.6 million in 2005 from $151.3 million in 2004. The $16.3 million increase was due primarily to: additional work associated with the remediation of out-of-specification uranium for DOE; refurbishing a portion of the centrifuge process buildings for DOE; and new work associated with the depleted uranium processing facilities being constructed by DOE at the site. Revenue at the Portsmouth plant also increased in 2005 as a result of the final settlement of the project-to-date incentive fee earned on the cold standby contract. Revenue for contract work at Paducah increased to $17.2 million in 2005 from $11.6 million in 2004. The $5.6 million increase resulted primarily from cylinder reimbursements and new work related to the depleted uranium processing facilities being constructed by DOE at the site. Revenue from the U.S. government contracts segment was about the same in 2004 as compared to 2003. Revenue in 2003 included a fee for cold standby and uranium deposit removal contract work performed since July 2001 at the Portsmouth plant.
     Cost of Sales
     Cost of sales for SWU and uranium increased $76.8 million (or 7%) in 2005 and declined $52.5 million (or 5%) in 2004 compared to the corresponding prior periods. The increase in 2005 reflects the increases in the costs and volume of SWU and uranium sold. Cost of sales per SWU was 3% higher in 2005 reflecting increases in the monthly moving average inventory costs, as discussed below. The decline in 2004 in the volume of SWU sold compared to 2003 primarily accounted for the cost of sales reduction. Cost of sales per SWU was 1% lower in 2004 compared to 2003.
     Under the monthly moving average inventory cost method coupled with our inventories of SWU and uranium, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over current and future periods.
     Production costs increased $34.0 million (or 7%) in 2005 compared to 2004. Production levels decreased 1% in 2005 and unit production costs increased 7%. The cost for electric power increased $21.0 million, including costs for power required to underfeed the production process, which results in USEC having incremental uranium for sale at today’s higher prices. The average cost per megawatt hour increased 9% in 2005, reflecting increases in the cost of market-based power purchased above the fixed-price power included in the 2000 TVA power contract. The utilization of electric power, a measure of production efficiency, slightly increased in 2005 compared to 2004. Estimated costs for the future disposition of depleted uranium increased in 2005 due to a 10% increase in the estimated unit disposition cost and declines in transfers of depleted uranium to DOE under the DOE-USEC Agreement. USEC’s effective disposition costs were reduced for quantities of depleted uranium transferred to DOE under the agreement, and transfers under the agreement were completed in the quarter ended June 30, 2005.
     Production costs declined $4.7 million (or 1%) in 2004 compared to 2003. Production levels declined 5% in 2004, and unit production costs increased 4% in 2004. The increase of 4% in unit production costs in 2004 reflects changes in costs for electric power and labor. Cost for electric power amounted to $305.0 million in 2004, compared with $313.7 million in 2003. Power costs represented 60% of production costs in 2004. Costs for electric power declined in 2004 reflecting lower production levels, but costs per megawatt hour increased 3% in 2004. The utilization of electric power, a measure of production efficiency, had increased in 2003, and this level of efficiency was maintained in 2004.

     Direct labor and benefit costs of production in 2005 were about the same as in 2004. Direct labor and benefit costs increased $5.3 million in 2004 compared to 2003. The lower level in 2003 resulted from a five-month strike by union employees at the Paducah plant and workforce reductions at the Paducah plant involving 220 employees completed in 2003.
     We purchase 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $15.6 million in 2005 compared to 2004, and increased $14.1 million in 2004 compared to 2003, due to increases in the market-based purchase cost per SWU.
     Cost of sales for the U.S. government contracts segment increased $29.9 million (or 20%) in 2005 compared to 2004. The increase primarily reflects costs related to NAC, which we acquired in November 2004. NAC’s cost of sales were $18.6 million in 2005 compared to $1.9 million included in our consolidated operations in 2004. Contract costs at the Portsmouth plant increased to $148.0 million in 2005 from $139.2 million in 2004. The $8.8 million increase was due primarily to: additional work associated with the remediation of out-of-specification uranium for DOE; refurbishing a portion of the centrifuge process buildings for DOE; and new work associated with the depleted uranium processing facilities being constructed by DOE at the site. Contract costs at Paducah increased to $14.8 million in 2005 from $10.3 million in 2004. The $4.5 million increase resulted primarily from cost associated with cylinder reimbursements and new work related to the depleted uranium processing facilities being constructed by DOE at the site. Cost of sales for the U.S. government contracts segment increased $1.3 million (or 1%) in 2004 compared to 2003. In 2004, we began refurbishing a portion of the centrifuge buildings in Piketon, Ohio under a contract for DOE. We operated facilities to process out-of-specification uranium under a contract with DOE for the full year in 2004 and in 2003.
     Gross Profit
     Gross profit for the LEU segment increased $18.8 million (or 10%) in 2005 and $33.1 million (or 23%) in 2004 compared to corresponding prior periods. Our gross profit margin was approximately 15% in 2005, slightly higher than our 14% gross profit margin in 2004. Sales of uranium in 2005 and 2004 are generating a higher gross profit margin than in prior years as a result of increases in prices of uranium over the last few years. The increase in 2004 compared to the gross profit margin of 12% in 2003 reflects the higher average uranium prices billed to customers, partly offset by the reduction in the volume of SWU sold.
     Gross profit for the U.S. government contracts segment increased $16.6 million (or 115%) in 2005 compared to 2004. Gross profit of NAC, which we acquired in November 2004, amounted to $9.2 million in 2005 as compared to $1.0 million included in USEC’s consolidated operations in 2004. Gross profit increased $7.5 million in 2005 as compared to 2004 for our Portsmouth operations, primarily related to the final settlement of project to date incentive fees earned on the cold standby contract. In addition, we resolved a number of outstanding issues and recovered past due billings to a DOE contractor, for which an allowance had previously been accrued, resulting in nonrecurring income of $2.3 million in the first three months of 2005. Gross profit for U.S. government contracts declined $1.4 million (or 9%) in 2004 as compared to 2003. Gross profit benefited in 2004 from adjustments resulting from the approval by DOE of revised provisional billing rates. Gross profit in 2003 included a fee for cold standby and uranium deposit removal contract work for DOE performed by USEC at the Portsmouth plant since July 2001.

     Special Charges in 2005 for Organizational Restructuring
     During 2005, we announced we would restructure our organization and resize the headquarters operations located in Bethesda, Maryland. This included the implementation of an involuntary employee reduction in the headquarters staff, including the elimination of some senior positions and the realignment of responsibilities under a smaller senior management team. We continued our restructuring efforts at our field organizations, announcing voluntary and involuntary staff reductions. The restructuring was intended to place a priority on the demonstration and deployment of American Centrifuge, while maintaining reliable and efficient enrichment operations. When combined, the organizational restructuring workforce reductions totaled $7.3 million in 2005. Of these termination charges, which principally consist of severance benefits, $4.2 million was paid or utilized during 2005. The remaining $3.1 million will be utilized during the first three quarters of 2006. Additionally, facility related charges of at least $1.4 million are expected when efforts are undertaken to consolidate office space at the headquarters location. These facility related charge estimates are preliminary, but all work is expected to be completed by early second quarter of 2006.
     The workforce reductions, combined with previous cost-cutting initiatives, are expected to result in annual savings to production costs of approximately $8 million per year and a reduction in annual selling, general and administrative expenses of approximately $13 million below 2004 levels of approximately $64 million, even with the addition of $6 million in expenses related to NAC, which we acquired in late 2004. These savings are anticipated to be realized beginning in 2006. Some of the anticipated savings in annual selling, general and administrative expenses in 2006 will be offset by expected increases in stock-based compensation expense as required under SFAS No. 123(R) and expected increases in compensation, pension and other benefit costs.
     Advanced Technology Costs
     Advanced technology costs, primarily demonstration costs for the American Centrifuge technology, increased $36.0 million (or 62%) in 2005 compared to 2004. Expenses increased primarily as a result of an increase in the number of employees and contractors working on American Centrifuge demonstration activities, increased spending to manufacture centrifuge components for the Lead Cascade, and costs to upgrade equipment at the American Centrifuge Demonstration Facility in Piketon, Ohio in preparation for the anticipated startup of centrifuge machines in the Lead Cascade. The higher level of expenses also represents unanticipated increases in demonstration and Lead Cascade costs incurred and expenses that had originally been anticipated to be capitalized. Advanced technology costs increased $13.7 million (or 31%) in 2004 compared to 2003. Refurbishment of the American Centrifuge Demonstration Facility began in 2004 in preparation for the anticipated startup of the Lead Cascade of centrifuge machines.
     Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to their new generation MAGNASTOR storage system. NAC-related advanced technology costs amounted to $1.8 million in 2005 and $0.3 million in 2004. Development of the MAGNASTOR system is about 70% complete, and NAC expects to incur additional direct costs of about $1.0 million during the completion and licensing phase. The storage license application has been submitted to the NRC with certification expected in 2006, and the transportation license application is expected to be submitted in late 2006.
     Selling, General and Administrative
     Selling, general, and administrative expenses declined $2.2 million (or 3%) in 2005 compared to 2004. Based on a focused effort by management to continue to reduce selling, general and administrative expenses, consulting expenses declined $5.1 million and compensation and employee benefit costs declined $5.0 million in 2005 compared to 2004, even with the addition of expenses related to NAC for the full year. The declines were offset by the settlement of the executive termination matters with USEC’s former president and chief executive officer, William H. Timbers. In connection with the settlement, and after taking into account amounts previously accrued, we have recorded a charge of $7.6 million in the fourth quarter of 2005.

     Selling, general, and administrative expenses declined $5.3 million (or 8%) in 2004 compared to 2003. Compensation expense declined $3.2 million in 2004 based primarily on the departure of three executive officers and from the early retirement of two executive officers in 2003. Consulting fees declined $0.6 million in 2004. Franchise and other taxes declined $1.9 million in 2004 compared to 2003. The 2003 amount reflects state franchise tax adjustments from prior years.
     Other (Income) Expense, Net
     In December 2005 and in December 2004, we received $1.0 million and $4.4 million, respectively, from U.S. Customs and Border Protection as a distribution of countervailing duties to injured domestic producers under the Continued Dumping and Subsidy Offset Act of 2000. The duties were paid to USEC as reimbursement of certain qualifying expenses we incurred following the issuance of countervailing duty orders in 2002 against LEU from Germany, the Netherlands, and the United Kingdom. Offsetting this other income in 2004 were acquired in-process research and development costs of $2.7 million which were, in accordance with generally accepted accounting principles, charged to expense in 2004 in connection with the acquisition of the outstanding common stock of NAC. The amount allocated to in-process research and development represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, relating to MAGNASTOR.
     Operating Income
     Operating income declined $6.4 million (or 9%) in 2005 compared to 2004. The decline in the comparative period reflects higher centrifuge demonstration costs and the special charges for organizational restructuring, offset by higher gross profits in both operating segments and lower selling, general and administrative expenses.
     Operating income increased $25.0 million (or 52%) in 2004 compared to 2003. The increase reflects the increases in gross profit from higher uranium prices and lower selling, general and administration expenses, partly offset by higher centrifuge demonstration expenses.
     Interest Expense and Interest Income
     Interest expense declined $0.5 million (or 1%) in 2005 compared to 2004. The decline resulted primarily from the repurchase in December 2004 of $25.0 million of the 6.625% senior notes due January 20, 2006. The interest expense reduction was offset by additional interest expense accrued on federal tax matters related to an Internal Revenue Service audit which is in process for the years 2000 through December 31, 2002. Interest expense increased $2.1 million (or 5%) in 2004 compared to 2003. Interest expense in 2004 includes interest on federal and state income taxes and a premium paid on the repurchase of $25.0 million of USEC’s 6.625% senior notes due January 20, 2006. The OVEC termination obligation amounting to $33.2 million was paid in February 2004, and interest expense was accrued on the obligation in 2003.
     Interest income increased $6.6 million (or 169%) in 2005 compared to 2004, due to a higher average balance of invested cash, cash equivalents and short-term investments, and a higher average rate of return. Interest income declined $1.5 million (or 28%) in 2004 compared to 2003. We ship LEU to nuclear fuel fabricators in advance of customer orders and earn interest income on the inventory balances maintained at the fabricators. Advance shipments were lower in 2004 and in 2003. The average balance of invested cash, cash equivalents and short-term investments was also lower in 2004.

     Provision for Income Taxes
     The provision for income taxes is $15.0 million in 2005 as compared with a provision for income taxes of $13.1 million in 2004. We recorded negative effects on deferred tax assets from reductions in the Kentucky and the Ohio tax rates in 2005. Including the effects of the Kentucky and Ohio deferred tax asset reductions, our effective tax rate was approximately 40% for 2005, as compared to an effective tax rate of 36% in 2004. The primary differences between the effective tax rate of 40% in 2005 and the statutory federal income tax rate of 35% include the Kentucky and Ohio deferred tax rate adjustments, research and other tax credits, and an accrual of a nontaxable Medicare subsidy.
     The provision for income taxes of $13.1 million in 2004 reflects an effective income tax rate of 36% compared with $6.2 million based on an effective income tax rate of 41% in 2003. Differences between the effective tax rate of 36% in 2004 and the statutory federal income tax rate of 35% include research and other tax credits, an accrual of a nontaxable Medicare subsidy, nondeductible acquired in-process research and development expense, and other nondeductible expenses. In 2003, the effective income tax rate was higher than the statutory federal tax rate primarily due to state income taxes and other nondeductible expenses.
     Net Income
     Net income decreased $1.2 million (or $.02 per share) in 2005 compared to 2004. The decrease in net income primarily reflects higher centrifuge demonstration costs, special charges for organizational restructuring, and higher provision for income taxes, partly offset by higher gross profit from both operating segments and lower selling, general and administrative expenses.
     Net income increased $14.5 million (or $.17 per share) in 2004 compared to 2003. The increase in net income primarily reflect the increases in gross profit from higher uranium prices and lower selling, general and administrative expenses, partly offset by higher centrifuge demonstration costs. Net income in 2004 includes other income of $4.4 million ($2.7 million or $.03 per share after tax) from customs duties paid to USEC as a result of trade actions, partly offset by other expense of $2.7 million ($.03 per share) for acquired-in-process research and development relating to our acquisition of NAC.
2006 Outlook
     Revenue in 2006 is expected to be approximately $1.75 billion, with $1.25 billion coming from the sale of SWU. We expect the volume of SWU delivered to improve over 2005 and the average price billed to customers to increase by 3 to 4 percent. Uranium is expected to generate approximately $300 million in revenue, with the increase over 2005 due mainly to a 20 to 25 percent increase in the average price billed to customers. Uranium revenue includes approximately $80 million from new sales of uranium made available from underfeeding the production plant and from revenue deferred from previous uranium sales. Revenue from U.S. government contracts and other is expected to total approximately $190 million.
     Our guidance recognizes that an increase in power prices will impact results in the second half of 2006 and that we expect a gross profit margin of 15 to 16 percent taking into account this increase in power costs. We expect selling, general and administrative expenses, including the cost of expensing options, to be approximately $55 million, a decline of $7 to $9 million compared to the prior two years. With the recent repayment of bonds due in January 2006, interest expense is expected to decline to $16 million. Interest income will also decline due to the smaller cash balance and is expected to be approximately $2 million.

     The demonstration of the American Centrifuge and preparations for the American Centrifuge Plant will continue to be a substantial expense impacting net income. As USEC continues to make progress on the Lead Cascade of the American Centrifuge, we expect a growing portion of the spending related to the commercial plant will be capitalized. We expect to spend approximately $190 million on the American Centrifuge program in 2006, with that spending initially split approximately $80 to $90 million in expense and $100 to $110 million capitalized. As the demonstration proceeds, we will regularly assess allocation between expense and capital, and an increase in expense will reduce net income.
     We expect net income for 2006 in a range of $70 to $80 million after expenses for the American Centrifuge. Demonstration expenses for the American Centrifuge will have the effect of reducing net income by approximately $50 to $55 million. Therefore, pro forma net income before American Centrifuge expenses is expected to be in a range of $120 to $135 million.
     Our earnings guidance for 2006 is subject to a number of assumptions and uncertainties. These include electric power costs in the second half of the year, timing of recognition of deferred revenue, movement and timing of customer orders, the allocation of spending on the American Centrifuge between expense and capital, and estimated costs for the future disposition of depleted uranium. Variations from our expectations could cause substantial differences between our guidance and ultimate results. The cost of power will have a significant impact on net income over the next several years as production costs are expected to rise faster than increases to our prices billed to customers. While we continue to seek ways to offset this increase, at this time the trend of increasing net income should not be expected to continue in future years.
     Cash flow from operations in 2006 is expected to generate approximately $145 to $155 million. This cash flow will provide sufficient funding for American Centrifuge spending at least through 2006. Net cash flow is expected to be negative by at least $200 million, prior to any external financing activities, following repayment of $289 million in notes that matured January 20, 2006. Higher power prices will negatively impact cash flow beyond 2006. We expect to end the year with a cash balance of less than $10 million prior to any external financing activities. To finance the American Centrifuge Plant, we plan to access the equity market in mid-2006 and following this offering do not anticipate needing additional funding until 2008, when we intend to undertake a debt offering.
     Assuming successful completion of milestones towards the demonstration of the American Centrifuge technology and continued progress towards the issuance of an operating license from the U.S. Nuclear Regulatory Commission, we expect to build the American Centrifuge Plant in 2007 through 2011. Given the proximity of that construction phase and the expectation that higher power prices in the second half of 2006 and beyond will reduce cash flow from operations, the USEC Board of Directors has redirected cash from the common stock dividend to financing the American Centrifuge Plant. The dividend requirement over the next five years would have been nearly $250 million and these funds will instead be used to reduce external financing requirements.
Liquidity and Capital Resources
     Overall, we have generated positive cash flows from operating activities ranging from $52.6 million to $188.9 million over the past three years. We provide for additional liquidity through our cash balances, working capital and access to our bank credit facility. During 2005, we repurchased $36.2 million of our 6.625% senior notes and repaid the remaining balance of the 6.625% senior notes amount of $288.8 million on the scheduled maturity date of January 20, 2006. This payment was accomplished through a combination of the use of cash on hand and utilization of the bank credit facility.

     We anticipate filing a shelf registration statement with the SEC by mid-2006 with the intent to issue equity securities initially. The shelf registration is expected to enable us to sell various securities, including debt and equity. The securities offering would be used to continue funding the American Centrifuge efforts, repay borrowings we may incur under the credit facility and for other potential corporate uses. Any offerings of securities would be subject to market conditions. Restrictions in our revolving credit facility provide that unless we complete an offering of at least $150 million prior to July 19, 2006, availability under the $400 million credit facility will, until we complete such an offering, be reduced by up to $150 million.
     We are in the process of demonstrating, and plan to deploy, the American Centrifuge technology. American Centrifuge is currently estimated to cost approximately $1.7 billion, excluding capitalized interest. Initial funding for American Centrifuge costs are expected to be through internally generated cash and the equity securities offering anticipated in mid-2006. Anticipated expenditures on American Centrifuge as well as our overall cash flow expectations are further discussed in the preceding 2006 Outlook section. Thereafter, we expect to fund capital costs using a number of sources, including all cash flow from operations and, in 2008, proceeds from debt offerings, the terms of which will depend on conditions at the time funds are needed for construction of the American Centrifuge Plant. The credit facility may be used for general corporate purposes including the funding of capital expenditures but the facility contains restrictive covenants that could periodically limit the amount of funding of capital expenditures based on available liquidity levels.
     Operating Activities
     Results from our Consolidated Statements of Cash Flows related to operating activities for the twelve months ended December 31, 2005, 2004, and 2003 are as follows on a summarized basis (in millions):

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$22.3	$23.5	$9.0
Adjustments to reconcile net income to net cash provided by operating activities	11.6	30.6	21.0
Net effect of changes in operating assets and liabilities:
Short-term investments	—	35.0	(35.0)
Net, accounts receivable, accounts payable and other liabilities	8.0	52.9	7.6
Net, inventories, deferred revenue and payables under Russian Contract	140.2	(58.7)	94.2
Other items	6.8	(30.7)	13.1

Net Cash Provided by Operating Activities	$188.9	$52.6	$109.9

     During 2005, we generated net cash flow from operating activities of $188.9 million. Results of operations contributed $22.3 million of cash flow adjustments to reconcile net income to net cash provided by operating activities for items such as depreciation, amortization, and the timing of deferred tax benefits contributed $11.6 million to cash flow. Cash flow in 2005 had benefited from a net inventory reduction or liquidation of $76.3 million and an increase in the amount owed from timing of purchases of SWU under the Russian Contract of $21.9 million. In addition, $42.0 million of deferred profits relating to LEU and uranium that were sold but not shipped during the year increased cash flow. These increases in cash flow were slightly offset by an increase in receivable balances based on the year-end sales volume.

     During 2004, we generated net cash flow from operating activities of $52.6 million principally from our results of operations with adjustments to reconcile net income to net cash provided by operating activities for items such as depreciation, amortization, and the timing of deferred tax benefits. Short-term investments declined $35.0 million and were converted to cash in 2004. Cash flow in 2004 was reduced by increased payments of $29.6 million from timing of purchases of SWU under the Russian Contract, $17.0 million from the build up of inventories, and $12.1 million of deferred profits related to previously sold LEU and uranium that were shipped and recognized into income. Included in the other items above and reducing cash provided by operating activities was a payment of a previously accrued obligation of $33.2 million resulting from the settlement of termination obligations under the OVEC power purchase agreement.
     During 2003, we generated net cash flow from operating activities of $109.9 million. Results of operations with adjustments to reconcile net income to net cash provided by operating activities for items such as depreciation, amortization, and the timing of deferred tax benefits contributed to cash flow. Cash flow in 2003 benefited from a net inventory reduction or liquidation of $117.7 million, slightly offset by shipments and recognition of previously deferred profits of LEU and uranium of $36.2 million. Sales of uranium from inventories transferred to us prior to the privatization in 1998, underfeeding, and uranium purchased from suppliers also contributed to cash flow.
     Investing Activities
     Results from our Consolidated Statements of Cash Flows related to investing activities for the twelve months ended December 31, 2005, 2004, and 2003 are as follows on a summarized basis (in millions):

	Years Ended December 31,
	2005	2004	2003
Cash Flows Used in Investing Activities:
Capital expenditures	$(26.3)	$(20.2)	$(24.9)
Acquisition related	—	(14.1)	—

Net Cash (Used in) Investing Activities	$(26.3)	$(34.3)	$(24.9)

     Capital expenditures in 2005 and 2004 include capitalized costs associated with the American Centrifuge Plant as well as ongoing gaseous diffusion plant upgrades and enhancements. Net cash used in investing activities in 2004 also included funding related to our acquisition of NAC in November 2004. Capital expenditures in 2003 included costs for additional security measures and replacement equipment at the Paducah and Portsmouth plants.
     Financing Activities
     Results from our Consolidated Statements of Cash Flows related to financing activities for the twelve months ended December 31, 2005, 2004, and 2003 are as follows (in millions):

	Years Ended December 31,
	2005	2004	2003
Cash Flows Used in Financing Activities:
Dividends paid to stockholders	$(47.3)	$(46.3)	$(45.2)
Common stock issued	8.8	14.3	3.2
Deferred financing costs	(3.5)	—	—
Repurchase of senior notes, including premiums	(36.3)	(25.6)	—

Net Cash (Used in) Financing Activities	$(78.3)	$(57.6)	$(42.0)

     Dividends paid to stockholders in 2005, 2004, and 2003 were based on the quarterly rate of $.1375 per share. The increases reflect increases in the number of shares outstanding. In February 2006, the Board of Directors voted to discontinue paying a common stock dividend in order to redirect those funds to reduce the level of external financing needed for construction of the American Centrifuge Plant. The issuance of common stock, primarily from the exercise of stock options, provided cash flow. There were 86.6 million shares of common stock outstanding at December 31, 2005, compared with 85.1 million at December 31, 2004, an increase of 1.5 million shares (or 2%) and 82.6 million at December 31, 2003, or an increase from 2003 to 2004 of 2.5 million shares (or 3%).
     As further explained in Capital Structure and Financial Resources below, on August 18, 2005, we entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of the Company and our subsidiaries. Deferred financing costs incurred to obtain this bank credit facility were $3.5 million and are being amortized over the life of the facility.
     During 2005 and 2004, we repurchased $36.2 million and $25.0 million, respectively, of the 6.625% senior notes, due January 20, 2006, excluding premiums. Subsequently, we repaid the remaining principal balance amount of $288.8 million on the scheduled maturity date of January 20, 2006, using cash on hand and borrowing under our bank credit facility of approximately $78.5 million. We repaid the $78.5 million draw with funds from operations by the end of January 2006.
     Working Capital

	December 31,
	2005	2004
	(millions)
Cash, cash equivalents, and short-term investments	$259.1	$174.8
Accounts receivable- trade	256.7	238.5
Inventories	974.3	1,009.4
Current portion of long-term debt	(288.8)	—
Other current assets and liabilities, net	(338.6)	(299.1)

Working capital	$862.7	$1,123.6

     Inventories included in current assets decreased $35.1 million (or 3%) at December 31, 2005, compared with December 31, 2004. The net change in current inventories reflects sales volume at year-end 2005.
     There were no short-term borrowings at December 31, 2005 or 2004. At December 31, 2005, current portion of long-term debt consisted of the remaining balance of $288.8 million of 6.625% senior notes due January 20, 2006, which were paid in full at maturity.
     Capital Structure and Financial Resources
     At December 31, 2005, debt consisted of $288.8 million of 6.625% senior notes due January 20, 2006, representing the current portion of long-term debt included in current liabilities, and $150.0 million of 6.750% senior notes due January 20, 2009 and reported as long-term debt. The $288.8 million of 6.625% senior notes due January 20, 2006 was paid in full on the maturity date. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc.

     On August 18, 2005, we entered into a five-year, syndicated bank credit facility, providing up to $400 million in revolving credit commitments, including up to $300 million in letters of credit, secured by assets of the Company and our subsidiaries. The new facility replaced a three-year, $150 million facility that had been scheduled to expire in September 2005, and is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Borrowings under the new facility are subject to limitations based on established percentages of eligible accounts receivable and inventory.
     The newly established interest rate margin is 50 basis points lower than that under the previous facility. Outstanding borrowings under the new facility bear interest at a variable rate equal to, based on our election, either:
•	the sum of (x) the greater of the JPMorgan Chase Bank prime rate and the federal funds rate plus 1/2 of 1% plus (y) a margin ranging from 0.25% to 0.75% based upon collateral availability, or

•	the sum of LIBOR plus a margin ranging from 2.0% to 2.5% based on collateral availability.
     The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility.
     The revolving credit facility also contains various reserve provisions that may reduce the facility’s availability periodically or restrict the use of borrowings. First, after July 19, 2006, the facility’s availability will be reduced by $150 million less the amount of any proceeds from any debt or equity offering completed prior to that date. Debt or equity offerings after July 19, 2006 would reduce the amount of the reserve. The effect of this restriction is that unless we complete a debt or equity offering of at least $150 million prior to July 19, 2006, the availability under our revolving credit facility will, until we complete such an offering, be reduced by up to $150 million. Second, the facility contains covenants that can periodically limit USEC to $50 million in capital expenditures based on available liquidity levels. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.
     As of December 31, 2005, we were in compliance with all covenants under the revolving credit facility. There were no short-term borrowings under the new revolving credit facility at December 31, 2005 or under the previous revolving credit facility at December 31, 2004. Letters of credit issued under the facilities amounted to $25.0 million at December 31, 2005 and $0.9 million at December 31, 2004.
     In August 2005, Standard & Poor’s lowered its corporate credit rating on USEC to B+ with negative outlook from BB- with negative outlook. Our current ratings are as follows:

	Standard & Poor’s	Moody’s
Corporate credit/family rating	B+	B1
Senior unsecured debt	B	B2
Outlook	Negative	Stable
     We do not have any debt obligations that are accelerated or in which interest rates increase in the event of a credit rating downgrade, although reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future.
     The total debt-to-capitalization ratio was 33% at December 31, 2005 and 34% at December 31, 2004. We expect that our cash, internally generated funds from operations, and available financing under the revolving credit facility will be sufficient over the next 12 months to meet our cash flow obligations.

     Contractual Commitments
     USEC had contractual commitments at December 31, 2005, estimated as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total
Financing (1):
Debt	$288.8	$—	$—	$150.0	$—	$—	$438.8
Interest on debt	19.7	10.1	10.1	5.1	—	—	45.0

	308.5	10.1	10.1	155.1	—	—	483.8

Production and Related Activities:
Power purchase commitments for the Paducah plant (2)	145.5	—	—	—	—	—	145.5
Purchase commitments (3)	25.6	—	—	—	—	—	25.6
Operating leases	7.5	6.6	6.0	2.7	1.6	1.7	26.1
Other long-term liabilities (4)	7.3	7.3	7.3	9.1	41.8	197.4	270.2

	185.9	13.9	13.3	11.8	43.4	199.1	467.4

Purchase of SWU and Uranium for Resale (5)	523.1	514.2	525.2	509.0	520.0	1,579.0	4,170.5

	$1,017.5	$538.2	$548.6	$675.9	$563.4	$1,778.1	$5,121.7

(1)	We paid the 6.625% senior notes balance amount of $288.8 million on the scheduled maturity date of January 20, 2006. The 6.750% senior notes amounting to $150.0 million are due January 20, 2009.

(2)	We purchase more than 80% of the electric power for the Paducah plant under a power purchase agreement with TVA. Capacity and prices are fixed through May 2006. We expect to contract for electric power for the period subsequent to May 2006.

(3)	Purchase commitments are enforceable and legally binding and consist of purchase orders or contracts issued to vendors and suppliers to procure materials and services.

(4)	Other long-term liabilities reported on the balance sheet include postretirement health and life benefit obligations amounting to $153.9 million, accrued depleted uranium disposition costs of $47.0 million, and the long-term portion of accrued lease turnover costs of $52.4 million.

(5)	Commitments to purchase SWU and uranium for resale include commitments to purchase SWU under the Russian Contract and other commitments to downblend highly enriched uranium from DOE and to purchase uranium from suppliers. We have agreed to purchase 5.5 million SWU each year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of any short-term price swings. Actual amounts will vary based on changes in the price points.
     Other Significant Commitments Impacting Liquidity in 2006
     Income taxes payable included in accounts payable and accrued liabilities increased $16.6 million to $37.4 million at December 31, 2005, compared with December 31, 2004. Income taxes payable are based on statutory federal and state calculations of income. For tax purposes, the increase results primarily from the timing of revenue recognition and from certain costs that have been capitalized for tax purposes related to American Centrifuge.

     We expect to make cash contributions in 2006 of $11.2 million into the trust funds of our defined benefit pension plans. These cash contributions are required in order for this cost to be allowable and allocable to government contracts under Government Cost Accounting Standards (CAS) and Federal Acquisition Regulations (FAR) 31.205-6. We perform contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby, refurbishing centrifuge process buildings, providing infrastructure support services, and processing out-of-specification uranium at the Portsmouth plant.
     The agreement we entered into with our former president and chief executive officer, William H. Timbers, required us to pay a cash settlement of $14.5 million in February 2006 in full settlement of his claims.
     The liability for the disposition of depleted uranium included in other long-term liabilities increased $20.9 million to $47.0 million at December 31, 2005, compared with December 31, 2004. The increase in the liability is a result of an increase in the estimated unit disposition cost and declines in transfers of depleted uranium to DOE under the DOE-USEC Agreement. Our effective disposition costs were reduced for quantities of depleted uranium transferred to DOE under the agreement, and transfers under the agreement were completed in the quarter ended June 30, 2005. The NRC requires us to guarantee our depleted uranium liability with financial assurances. The financial assurance requirement is based on our year-end liability plus expected increases over the coming year, including some contingencies, totaling to an annual projected required amount. The total financial guarantees required by NRC are $91.4 million. The $91.4 million of financial guarantees are covered by a combination of a $24.1 million letter of credit and a $67.3 million surety bond. This letter of credit is included in our total letters of credit issued and outstanding as previously disclosed. The $67.3 million surety bond is collateralized by a $24.6 million deposit for depleted uranium included in other long-term assets at December 31, 2005. If our estimated unit disposition cost increases based on revised assumptions, then this would potentially increase the amount of financial assurances needed.
     Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the facilities as discussed above, there were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2005 or 2004.
Environmental Matters
     In addition to estimated costs for the future disposition of depleted uranium, we incur costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. government, except for liabilities relating to certain identified wastes generated by us and stored at the plants. DOE remains responsible for decontamination and decommissioning of the plants. Operating costs for environmental compliance, including estimated costs relating to the future disposition of depleted uranium, amounted to $32.3 million in 2005, $20.5 million in 2004, and $25.2 million in 2003.
     USEC and certain federal agencies were identified as potentially responsible parties under CERCLA for a site in Barnwell, South Carolina previously operated by Starmet CMI (“Starmet”), one of USEC’s former contractors. In February 2004, USEC entered into an agreement with the U.S. Environmental Protection Agency (“EPA”) to clean up certain areas at Starmet’s Barnwell site. Under the agreement, USEC was responsible for removing certain material from the site that was attributable to quantities of depleted uranium USEC had sent to the site. In December 2005, the EPA confirmed that USEC completed its clean up obligations under the agreement. At December 31, 2005, USEC had an accrued current liability of $0.9 million for remaining payments for work associated with completing the agreement. USEC could incur additional costs associated with its share of costs for cleanup of the Starmet site, resulting from a variety of factors, including a decision by federal or state agencies to recover costs for prior cleanup work or require additional remediation at the site.
New Accounting Standards
     Reference is made to note 1 of the notes to the consolidated financial statements for information on new accounting standards.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     At December 31, 2005, the balance sheet carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     We have not entered into financial instruments for trading purposes. The fair value of debt is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. The scheduled maturity dates of debt, the balance sheet carrying amounts and related fair values at December 31, 2005, follow (in millions):

	Maturity Dates		December 31, 2005
	January 20,	January 20,	Balance Sheet	Fair
	2006	2009	Carrying Amount	Value
Debt:
6.625% senior notes	$288.8		$288.8	$288.8
6.750% senior notes		$150.0	150.0	144.0

			$438.8	$432.8

     Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures related to the following:
•	commodity price risk subsequent to May 2006 for electric power requirements for the Paducah plant, for which almost all of the electric power is purchased from TVA at fixed prices through May 2006 (refer to “Overview — Cost of Sales” and “Results of Operations — Cost of Sales”), and

•	interest rate risk relating to any outstanding borrowings at variable interest rates under the $400.0 million revolving credit agreement (refer to “Liquidity and Capital Resources — Capital Structure and Financial Resources”).
Item 8. Consolidated Financial Statements and Supplementary Data
     Reference is made to the index to consolidated financial statements appearing elsewhere in this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
     As of the end of the period covered by this report, USEC carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures were effective.
     Management’s Annual Report on Internal Control Over Financial Reporting
     USEC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) and for an assessment of the effectiveness of internal control over financial reporting. USEC’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
     Management assessed the effectiveness of USEC’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Management’s assessment of the effectiveness of USEC’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
     There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Certain information regarding executive officers is included in Part I of this annual report. Additional information concerning directors and executive officers is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 25, 2006.
Item 11. Executive Compensation
     Information concerning management compensation is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 25, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 25, 2006.
Item 13. Certain Relationships and Related Transactions
     Information concerning certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 25, 2006.
Item 14. Principal Accountant Fees and Services
     Information concerning principal accountant fees and services is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 25, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Consolidated Financial Statements
Reference is made to the consolidated financial statements appearing elsewhere in this annual report.
(2) Financial Statement Schedules
No financial statement schedules are required to be filed as part of this annual report.
(3) Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. The accompanying Exhibit Index identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report, and such listing is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USEC Inc.

February 24, 2006	/s/ John K. Welch

John K. Welch
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John K. Welch John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2006
/s/ Ellen C. Wolf Ellen C. Wolf	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2006
/s/ James R. Mellor James R. Mellor	Chairman of the Board	February 24, 2006
/s/ Michael H. Armacost Michael H. Armacost	Director	February 24, 2006
/s/ Joyce F. Brown Joyce F. Brown	Director	February 24, 2006
/s/ John R. Hall John R. Hall	Director	February 24, 2006
/s/ W. Henson Moore W. Henson Moore	Director	February 24, 2006
/s/ Joseph F. Paquette, Jr. Joseph F. Paquette, Jr.	Director	February 24, 2006
/s/ James D. Woods James D. Woods	Director	February 24, 2006

USEC Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of USEC Inc.:
We have completed integrated audits of USEC Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15 a (1) present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2006

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$259.1	$174.8
Restricted short-term investments	17.8	—
Accounts receivable — trade	256.7	238.5
Inventories:
Separative work units	790.3	740.6
Uranium	171.3	251.6
Materials and supplies	12.7	17.2

Total Inventories	974.3	1,009.4
Deferred income taxes	39.1	27.0
Other current assets	68.7	39.2

Total Current Assets	1,615.7	1,488.9
Property, Plant and Equipment, net	171.2	178.0
Other Long-Term Assets
Deferred income taxes	100.6	69.6
Deposit for depleted uranium	24.6	23.5
Prepaid pension benefit costs	86.2	82.9
Inventories	71.4	156.2
Goodwill and other intangibles	11.1	4.3

Total Other Long-Term Assets	293.9	336.5

Total Assets	$2,080.8	$2,003.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$288.8	$—
Accounts payable and accrued liabilities	217.4	202.3
Payables under Russian Contract	111.6	89.7
Uranium owed to customers and suppliers	2.3	44.5
Deferred revenue and advances from customers	132.9	28.8

Total Current Liabilities	753.0	365.3
Long-Term Debt	150.0	475.0
Other Long-Term Liabilities
Advances from customers	—	6.9
Depleted uranium disposition	47.0	26.1
Postretirement health and life benefit obligations	153.9	145.2
Other liabilities	69.3	66.2

Total Other Long-Term Liabilities	270.2	244.4
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,320,000 shares issued	10.0	10.0
Excess of capital over par value	970.6	963.9
Retained earnings	31.3	56.3
Treasury stock, 13,749,000 and 15,171,000 shares	(99.5)	(109.2)
Deferred compensation	(2.7)	(1.6)
Other comprehensive income (loss)	(2.1)	(.7)

Total Stockholders’ Equity	907.6	918.7

Total Liabilities and Stockholders’ Equity	$2,080.8	$2,003.4

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Separative work units	$1,085.6	$1,027.3	$1,110.8
Uranium	261.3	224.0	159.9
U.S. government contracts and other	212.4	165.9	166.0

Total revenue	1,559.3	1,417.2	1,436.7

Cost of sales:
Separative work units and uranium	1,148.4	1,071.6	1,124.1
U.S. government contracts and other	181.4	151.5	150.2

Total cost of sales	1,329.8	1,223.1	1,274.3

Gross profit	229.5	194.1	162.4
Special charges for organizational restructuring	7.3	—	—
Advanced technology costs	94.5	58.5	44.8
Selling, general and administrative	61.9	64.1	69.4
Other (income) expense, net	(1.0)	(1.7)	—

Operating income	66.8	73.2	48.2
Interest expense	40.0	40.5	38.4
Interest (income)	(10.5)	(3.9)	(5.4)

Income before income taxes	37.3	36.6	15.2
Provision for income taxes	15.0	13.1	6.2

Net income	$22.3	$23.5	$9.0

Net income per share — basic and diluted	$.26	$.28	$.11
Dividends per share	$.55	$.55	$.55
Weighted average number of shares outstanding:
Basic	86.1	84.1	82.2
Diluted	86.6	84.8	82.6
See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net income	$22.3	$23.5	$9.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35.0	31.8	29.3
Depleted uranium disposition	19.8	(3.8)	(5.4)
Deferred income taxes	(43.2)	2.6	(2.9)
Changes in operating assets and liabilities:
Short-term investments — (increase) decrease	—	35.0	(35.0)
Accounts receivable — (increase) decrease	(18.2)	16.0	1.5
Inventories — net (increase) decrease	76.3	(17.0)	117.7
Payables under Russian Contract — increase (decrease)	21.9	(29.6)	12.7
Payment of termination settlement obligation under power purchase agreement	—	(33.2)	—
Deferred revenue, net of deferred costs — increase (decrease)	42.0	(12.1)	(36.2)
Accounts payable and other liabilities — increase (decrease)	26.2	36.9	6.1
Other, net	6.8	2.5	13.1

Net Cash Provided by Operating Activities	188.9	52.6	109.9

Cash Flows Used in Investing Activities
Capital expenditures	(26.3)	(20.2)	(24.9)
Investment in NAC Holding Inc., net of cash acquired	—	(8.1)	—
Deposit relating to acquisition of NAC Holding Inc.	—	(6.0)	—

Net Cash (Used in) Investing Activities	(26.3)	(34.3)	(24.9)

Cash Flows Used in Financing Activities
Dividends paid to stockholders	(47.3)	(46.3)	(45.2)
Repurchase of senior notes, including premiums	(36.3)	(25.6)	—
Deferred financing costs	(3.5)	—	—
Common stock issued	8.8	14.3	3.2

Net Cash (Used in) Financing Activities	(78.3)	(57.6)	(42.0)

Net Increase (Decrease)	84.3	(39.3)	43.0
Cash and Cash Equivalents at Beginning of Period	174.8	214.1	171.1

Cash and Cash Equivalents at End of Period	$259.1	$174.8	$214.1

Supplemental Cash Flow Information
Interest paid	$32.6	$35.2	$34.7
Income taxes paid (refund)	38.7	3.6	(10.0)
See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)
						Accumu-
						lated
	Common					Other
	Stock,	Excess of				Compre-		Compre-
	Par Value	Capital				hensive	Total	hensive
	$.10 per	over	Retained	Treasury	Deferred	Income	Stockholders’	Income
	Share	Par Value	Earnings	Stock	Compensation	(Loss)	Equity	(Loss)
Balance at December 31, 2002	$10.0	$1,054.8	$23.8	$(133.5)	$(1.6)	$—	$953.5	$—
Restricted and other stock issued, net of amortization	—	(.6)	—	5.8	1.1	—	6.3	—
Dividends paid to stockholders	—	(45.2)	—	—	—	—	(45.2)	—
Net income	—	—	9.0	—	—	—	9.0	—

Balance at December 31, 2003	10.0	1,009.0	32.8	(127.7)	(.5)	—	923.6	$—

Common stock issued:
Exercise of stock options	—	.5	—	12.5	—	—	13.0	—
Restricted and other stock issued, net of amortization	—	.7	—	6.0	(1.1)	—	5.6	—
Dividends paid to stockholders	—	(46.3)	—	—	—	—	(46.3)	—
Comprehensive income:
Minimum pension liability, net of income tax of $.4 million	—	—	—	—	—	(.7)	(.7)	(.7)
Net income	—	—	23.5	—	—	—	23.5	23.5

Balance at December 31, 2004	10.0	963.9	56.3	(109.2)	(1.6)	(.7)	918.7	$22.8

Common stock issued:
Exercise of stock options	—	.3	—	5.1	—	—	5.4	—
Restricted and other stock issued, net of amortization	—	6.4	—	4.6	(1.1)	—	9.9	—
Dividends paid to stockholders	—	—	(47.3)	—	—	—	(47.3)	—
Comprehensive income:
Minimum pension liability, net of income tax of $.9 million	—	—	—	—	—	(1.4)	(1.4)	(1.4)
Net income	—	—	22.3	—	—	—	22.3	22.3

Balance at December 31, 2005	$10.0	$970.6	$31.3	$(99.5)	$(2.7)	$(2.1)	$907.6	$20.9

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
Inventories
     Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published long-term price indicators at the balance sheet date. SWU and uranium inventory costs are determined using the monthly moving average cost method. SWU costs are based on production costs at the plants, purchase costs under the Russian Contract, and costs of LEU recovered from downblending highly enriched uranium in the process of being transferred from the U.S. government. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition cost estimates, materials, depreciation and amortization and maintenance and repairs. The cost of the SWU component of LEU purchased under the Russian Contract is recorded at acquisition cost plus related shipping costs.
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

Revenue
     Revenue is derived from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium. Revenue is recognized at the time LEU or uranium is delivered under the terms of contracts with domestic and international electric utility customers. USEC often advance ships LEU to nuclear fuel fabricators for scheduled or anticipated orders from utility customers. Based on customer orders, USEC generally arranges for the transfer of title of LEU from USEC to the customer for the specified quantity of LEU at the fuel fabricator. Revenue is recognized when delivery of LEU to the customer occurs at the fuel fabricator. Some customers take title and delivery of LEU at the Paducah plant, and revenue is recognized when delivery of LEU to the customer is complete.
     Certain customers make advance payments to be applied against future orders or deliveries. Advances from customers are reported as deferred revenue, and revenue is recognized as LEU is delivered. Under SWU barter contracts, USEC exchanges SWU for electric power or uranium. Revenue from the sale of SWU under barter contracts is recognized at the time LEU is delivered and is based on the fair market value of the electric power or uranium received in exchange for SWU. Revenue from SWU barter contracts amounted to $11.9 million in 2005 and $9.5 million in 2003. There were no barter sales in 2004.
     USEC performs contract work for the U.S. Department of Energy (“DOE”) and DOE contractors at the Portsmouth and Paducah plants. USEC records revenue as work is performed and as fees are earned. Amounts representing contract change orders or revised provisional billing rates are accrued and included in revenue when they can be reliably estimated and realization is probable. Revenue includes billings for pension costs based on government cost accounting standards, whereas costs and expenses include pension costs determined in accordance with generally accepted accounting principles. Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards that are subject to audit by the Defense Contract Audit Agency. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are determined under government cost accounting standards that are subject to audit by the Defense Contract Audit Agency. Revenue from U.S. government contracts includes revenue from NAC, which we acquired in November 2004.
Property, Plant and Equipment
     Construction work in progress is recorded at acquisition or construction cost. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commences. USEC leases the Paducah gaseous diffusion plant located in Paducah, Kentucky and the Portsmouth gaseous diffusion plant located in Piketon, Ohio from DOE. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which is estimated to be 2010 for the Paducah plant. At the end of the lease, ownership of plant and equipment that USEC leaves at the gaseous diffusion plants transfers to DOE, and responsibility for decontamination and decommissioning of the gaseous diffusion plants remains with DOE. Property, plant and equipment assets at December 31, 2005 are not subject to an asset retirement obligation. Maintenance and repair costs are charged to production costs as incurred.

     A summary of changes in property, plant and equipment follows (in millions):

		Capital	Transfers		Capital	Transfers,
	December 31,	Expenditures	and	December 31,	Expenditures	Retirements,	December 31,
	2002	(Depreciation)	Retirements	2003	(Depreciation)	and Other	2004
Construction work in progress	$14.3	$21.9	$(27.1)	$9.1	$19.2	$(15.0)	$13.3
Leasehold improvements	148.3	—	3.1	151.4	—	5.7	157.1
Machinery and equipment	134.7	3.0	22.4	160.1	1.0	13.2	174.3

	297.3	24.9	(1.6)	320.6	20.2	3.9	344.7

Accumulated depreciation and amortization	(106.4)	(29.3)	.2	(135.5)	(31.8)	.6	(166.7)

	$190.9	$(4.4)	$(1.4)	$185.1	$(11.6)	$4.5	$178.0

		Capital	Transfers
	December 31,	Expenditures	and	December 31,
	2004	(Depreciation)	Retirements	2005
Construction work in progress	$13.3	$28.0	$(12.3)	$29.0
Leasehold improvements	157.1	—	4.4	161.5
Machinery and equipment	174.3	.4	5.0	179.7

	344.7	28.4	(2.9)	370.2

Accumulated depreciation and amortization	(166.7)	(34.7)	2.4	(199.0)

	$178.0	$(6.3)	$(.5)	$171.2

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
Concentrations of Credit Risk
     Credit risk could result from the possibility of a customer failing to perform or pay according to the terms of a contract. Extension of credit is based on an evaluation of each customer’s financial condition. USEC regularly monitors credit risk exposure and takes steps to mitigate the likelihood of such exposure resulting in a loss. Based on experience and outlook, an allowance for bad debts has not been established for trade receivables from utility customers.
Environmental Costs
     Environmental costs relating to operations are accrued and charged to costs as incurred. Estimated future environmental costs, including depleted uranium disposition and waste disposal, are accrued where environmental assessments indicate that storage, treatment or disposal is probable and costs can be reasonably estimated. Environmental liabilities are based on current cost estimates and are not discounted.

Advanced Technology Costs
     USEC is in the process of demonstrating its next-generation American Centrifuge uranium enrichment technology. Costs relating to the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones.
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
     Grants of restricted stock result in deferred compensation based on the market value of common stock at the date of grant. Deferred compensation is amortized to expense on a straight-line basis over the vesting period. Compensation expense for awards of restricted stock units is generally recognized over a three-year performance period.
     On December 12, 2005, USEC accelerated the vesting of all outstanding and unvested stock options with an exercise price greater than the closing price on December 12, 2005 of $12.41 per share. Options to purchase 131,509 shares, including 21,000 shares held by non-employee directors, having an exercise price of either $13.98 or $16.90 per share, became exercisable immediately as a result of the vesting acceleration. The accelerated vesting did not result in the recognition of compensation expense since the options had no intrinsic value. The primary purpose of the acceleration was to eliminate the future compensation expense USEC would otherwise recognize in the consolidated statements of income with respect to these options once SFAS No.123(R), Share Based Payment, becomes effective in 2006. In addition, because these options had exercise prices in excess of current market values, and were not fully achieving their original objectives of incentive compensation and retention, the Board of Directors believes the acceleration may have a positive effect on morale, retention, and perceptions of option value. The financial effect of this acceleration is to reduce compensation expense in USEC’s pre-tax earnings by $0.3 million in 2006, $0.2 million in 2007 and $0.1 million in 2008.

     Under the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, pro forma net income assumes that compensation expense relating to stock options and to shares of common stock purchased by employees at 85% of the market price under the Employee Stock Purchase Plan is recognized based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of stock options is measured at the date of grant based on the Black-Scholes option pricing model and is amortized to expense over the vesting period. The expected life for options granted in 2005 was determined using the simplified method provided by the SEC in Staff Accounting Bulletin No. 107, Share Based Payment. The following table illustrates the effect on net income, including the impact of accelerating the vesting of options, as if the fair value method of accounting had been applied (in millions, except per share data):

	Years Ended December 31,
	2005		2004		2003
Net income, as reported	$22.3		$23.5		$9.0
Add — Stock-based compensation expense included in reported results, net of tax	3.0		3.3		2.8
Deduct — Stock-based compensation expense determined under the fair-value method, net of tax	(6.0)		(5.1)		(4.3)

Pro forma net income	$19.3		$21.7		$7.5

Net income per share — basic and diluted:
As reported	$.26		$.28		$.11
Pro forma	$.22		$.26		$.09
Weighted average fair value per share of stock options granted	$4.07		$1.60		$1.04
Assumptions:
Risk-free interest rate	3.8%		3.0%		3.5%
Expected dividend yield	4%		7%		8%
Expected volatility	42%		40%		35%
Expected option life	3.5	years	4	years	6	years
     In February 2006, the Board of Directors voted to discontinue paying a common stock dividend.
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

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Weighted average number of shares outstanding:
Basic	86.1	84.1	82.2
Dilutive effect of stock compensation awards	.5	.7	.4

Diluted	86.6	84.8	82.6

     Other options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	Years Ended December 31,
	2005	2004	2003
Options excluded from diluted earnings per share calculation:
Options to purchase common stock (in millions)	.2	.1	3.3
Exercise price	$13.25 to $16.90	$10.44 to $14.00	$6.88 to $14.00
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts presented and disclosed in the consolidated financial statements. Significant estimates and judgments include, but are not limited to, pension and postretirement health and life benefit costs and obligations, the replacement or remediation of out-of-specification uranium by the DOE, costs for the conversion, transportation and disposition of depleted uranium, plant lease turnover costs, the tax bases of assets and liabilities, the future recoverability of deferred tax assets, and determination of the valuation allowance for deferred tax assets. Actual results may differ from such estimates, and estimates may change if the underlying conditions or assumptions change.
New Accounting Standards
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, which is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. Under SFAS No. 151, abnormal amounts of idle facility expense, freight and handling costs, and wasted materials would be recognized as current-period costs and the allocation of fixed production overhead to inventory would be based on the normal capacity of production facilities. The new standard will become effective for inventory costs incurred by USEC beginning in 2006. We do not expect the new standard will have a material effect on our results of operations.

     In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires that compensation costs relating to stock awards, such as stock options issued to employees, be recognized in the financial statements as costs and expenses based on fair value. In March 2005, the SEC released Staff Accounting Bulletin No. 107, Share Based Payment, expressing the views of the SEC staff regarding SFAS 123(R) and, in April 2005, the SEC amended its rules to delay the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. SFAS No. 123(R) supersedes our current accounting for share-based payment under APB No. 25. Beginning in the first quarter of 2006, USEC will adopt the provisions of SFAS No. 123(R) under the modified prospective application transition method using the Black-Scholes option pricing model. Costs and expenses will include our estimate of compensation costs using a number of assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We are continuing to evaluate the impact of SFAS No. 123(R) on our results of operations.
     In October 2005, the FASB issued FSP SFAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R), which provides guidance on the application of a grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if (a) the award is a unilateral grant and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. USEC will adopt this standard as part of the adoption of SFAS No. 123(R), and it is not expected to have a material impact on our results of operations.
     In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.
     In September 2005, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF No. 04-13 provided guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions. EITF No. 04-13 also provided guidance on circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for any transactions completed beginning in the second quarter of 2006. We are evaluating the impact that EITF No. 04-13 will have on our consolidated financial statements.
2. ACQUISITION OF NAC HOLDING INC.
     In November 2004, USEC acquired all the outstanding common stock of NAC Holding Inc. and its wholly owned subsidiary NAC International Inc. (collectively “NAC”) from Pinnacle West Capital Corporation for $10.1 million in cash plus the assumption of certain liabilities of NAC. NAC provides U.S. and foreign customers with spent nuclear fuel storage solutions, nuclear materials transportation, and nuclear fuel cycle consulting services. As part of the acquisition agreement, USEC deposited an additional $6.0 million in an escrow fund pending the outcome of a contingency relating to the renewal or replacement of a contract with DOE. As of October 1, 2005, a three-year, $25 million contract extension to manage the Nuclear Materials Management and Safeguards System (“NMMSS”) for DOE became effective. Pursuant to the terms of the acquisition agreement, the $6.0 million in escrow was released to Pinnacle West. As such, NAC-related goodwill and other intangibles of $4.3 million as reported at December 31, 2004 have been increased. Of the $6.0 million payment, $3.4 million was allocated to an amortizable intangible asset related to customer contracts and relationships. The amount allocated was determined based on the fair value of the three-year NMMSS contract extension along with expected renewals and will be amortized over an expected life of 13 years. The remaining $2.6 million was allocated to goodwill, along with an adjustment to record the tax effect of the intangible of $1.1 million. The goodwill amount will not be deductible for income tax purposes. Factors that contribute to goodwill include, but are not limited to, the assembled workforce that produces and sells current and future products and services, the opportunity to cross-sell USEC products to NAC customers, and the positive reputation that NAC has in the nuclear fuel industry. NAC is included in the U.S. government contracts segment of USEC’s operations.
     Intangible assets associated with the NAC acquisition are as follows (in millions):

	December 31,
	2005	2004
Intangible assets:
Goodwill	$7.5	$3.8
Customer contracts and relationships	3.6	.5

	$11.1	$4.3

     Intangible assets subject to amortization are as follows (in millions):

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer contracts and relationships	$3.9	$(.3)	$3.6	$.5	$—	$.5
     Amortization expense was $0.3 million in 2005 and less than $0.1 million in 2004.
     Estimated future amortization expense for acquisition-related intangible assets in future years are as follows (in millions):

Amortization
Expense
2006	$.4
2007	.4
2008	.3
2009	.3
2010	.3
Thereafter	1.9

3. ACCOUNTS RECEIVABLE, OTHER CURRENT ASSETS, ACCOUNTS PAYABLE AND ACCRUED LIABILITES

	December 31,
	2005	2004
	(millions)
Accounts receivable — trade:
Utility customers:
Trade receivables	$207.0	$195.9
Uranium loaned to customers	1.5	8.6

	208.5	204.5

Department of Energy:
U.S. government contracts	33.6	25.8
Unbilled revenue (1)	14.6	8.2

	48.2	34.0

	$256.7	$238.5

Other current assets:
Deferred costs relating to deferred revenue	$55.7	$19.6
Prepaid items	13.0	13.6
Escrow deposit relating to acquisition of NAC	—	6.0

	$68.7	$39.2

Accounts payable and accrued liabilities:
Accounts payable	$86.9	$103.5
Accrued interest payable on long-term debt	13.5	14.1
Accrued income taxes payable	37.4	20.8
Other accrued liabilities	79.6	63.9

	$217.4	$202.3

(1)	Billings under government contracts are invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred and invoiced amounts. USEC expects to invoice and collect the unbilled amounts as provisional billing rates are revised, submitted to and approved by DOE.
4. INVENTORIES

	December 31,
	2005	2004
	(millions)
Current assets:
Separative work units	$790.3	$740.6
Uranium	171.3	212.2
Out-of-specification uranium held for DOE	—	39.4
Materials and supplies	12.7	17.2

	974.3	1,009.4

Long-term assets:
Uranium	—	28.5
Out-of-specification uranium	37.6	51.7
Highly enriched uranium from DOE	33.8	76.0

	71.4	156.2

	$1,045.7	$1,165.6

Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $2.3 billion at December 31, 2005, and $1.2 billion at December 31, 2004, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer.
Remediating or Replacing Out-of-Specification Uranium
     In December 2000, USEC reported to DOE that 9,550 metric tons of natural uranium with a cost of $237.5 million transferred to USEC from DOE prior to privatization in 1998 may contain elevated levels of technetium that would put the uranium out of specification for commercial use. Out of specification means that the uranium would not meet the industry standard as defined in the American Society for Testing and Materials (“ASTM”) specification “Standard Specification for Uranium Hexafluoride for Enrichment.” The levels of technetium exceeded allowable levels in the ASTM specification. Under the DOE-USEC Agreement signed in June 2002 (“DOE-USEC Agreement”), DOE is obligated to replace or remediate the affected uranium inventory, and USEC has been working with DOE to implement this process. USEC operates facilities at the Portsmouth plant under contract with DOE to process and remove contaminants from the out-of-specification uranium.
     As part of DOE’s remediation or replacement of USEC’s out-of-specification uranium, DOE transferred 2,116 metric tons of uranium that meets the ASTM specification to USEC in November 2004 in exchange for the transfer by USEC to DOE of a like amount of out-of-specification uranium. As of December 31, 2004, USEC had transferred 1,492 metric tons of the out-of-specification uranium to DOE. The remaining out-of-specification uranium held for DOE was reported in current inventories and current liabilities at December 31, 2004 at the market value of $39.4 million, and was transferred to DOE in 2005.
     At December 31, 2005, 8,345 metric tons (or 87%) of USEC’s out-of-specification uranium had been replaced or remediated by DOE (using USEC as its contractor for remediation). The remaining portion of USEC’s uranium inventory that may contain elevated levels of technetium and be out-of-specification (and that DOE would be obligated to replace or remediate) is 1,205 metric tons with a cost of $37.6 million reported as part of long-term assets at December 31, 2005. DOE’s obligation to replace or remediate USEC’s out-of-specification uranium continues until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing LEU containing at least one million SWU per year at the Paducah plant or at a new enrichment facility.
     In December 2004, USEC entered into a memorandum of agreement with DOE under which USEC agreed to process 2,116 metric tons of DOE’s out-of-specification uranium and use its best efforts to return 2,116 metric tons of uranium that meets the ASTM specification to DOE by December 31, 2006. DOE provided an initial quantity of uranium that meets specification to USEC in February 2005, and the proceeds from sales of such uranium are being used to reimburse USEC for processing costs incurred. DOE retains rights in any excess proceeds from sales of uranium provided. Under the agreement, if sales proceeds exceed the costs of processing the out-of-specification uranium, USEC is obligated to return any excess proceeds to DOE.

     In May 2005, USEC and DOE amended the memorandum of agreement to cover remediation of USEC’s out-of-specification uranium as well as DOE’s out-of-specification uranium. Under the amendment, USEC and DOE agreed that the sales proceeds from uranium provided by DOE would be used to reimburse USEC for the costs of processing both DOE’s out-of-specification uranium and USEC’s out-of-specification uranium, and that, in remediating the uranium, USEC would process approximately equal amounts of DOE’s out-of-specification uranium and USEC’s out-of-specification uranium on a pro-rata basis.
     Under the memorandum of agreement, USEC is to cease work on processing out-of-specification uranium if processing costs are expected to exceed proceeds from the sale of uranium in any government fiscal year. As of December 31, 2005, USEC had remediated 737 metric tons of DOE’s out-of-specification uranium. In February 2006, USEC and DOE amended the memorandum of agreement to provide that DOE would supply additional uranium that meets specification to USEC for sale, with the proceeds from sales of such uranium to be used to reimburse USEC for additional processing costs incurred.
     USEC and DOE may agree to one or more additional transfers of uranium for sale from DOE, and USEC expects that additional quantities of uranium for sale, or direct funding from DOE, will be required in order to complete the remediation program. Whether or not USEC and DOE agree to additional transfers, DOE is obligated to remediate or replace USEC’s remaining out-of-specification uranium under the terms of the DOE-USEC Agreement.
     Sales of the uranium provided by DOE in February 2005 were completed in 2005. During 2005, pending payment to USEC for processing costs, excess proceeds from sales of this uranium were invested for DOE and reported as restricted short-term investments. The balance sheet carrying amount of $17.8 million at December 31, 2005, is stated at fair value.
5. PURCHASE OF SEPARATIVE WORK UNITS UNDER RUSSIAN CONTRACT
     USEC is the U.S. government’s exclusive executive agent (“Executive Agent”) in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, USEC has been designated by the U.S. government to purchase the SWU component of LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, as Executive Agent for the U.S. government, signed a commercial agreement (“Russian Contract”) with a Russian government entity known as OAO Techsnabexport (“TENEX”, or “the Russian Executive Agent”), Executive Agent for the Federal Agency for Atomic Energy of the Russian Federation, to purchase the SWU component.
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
     The Russian Contract provides that, after the end of 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least approximately $7.6 billion for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract in 1994 through December 31, 2005, USEC has purchased the SWU component of LEU at an aggregate cost of approximately $4.1 billion. Purchases of SWU under the Russian Contract are expected to be approximately $0.5 billion per year through 2013.

6. INCOME TAXES
     The provision for income taxes follows (in millions):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$51.7	$8.8	$8.0
State and local	6.5	1.7	1.1

	58.2	10.5	9.1

Deferred:
Federal	(42.4)	2.9	(2.0)
State and local	(.8)	(.3)	(.9)

	(43.2)	2.6	(2.9)

	$15.0	$13.1	$6.2

     Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2005	2004
Deferred tax assets:
Plant lease turnover and other exit costs	$23.2	$23.3
Employee benefits costs	45.9	37.5
Inventory	23.5	15.4
Property, plant and equipment	16.6	—
Tax intangibles	6.4	4.8
Deferred costs for depleted uranium	19.0	14.1
Tax credit carryforwards	—	1.8
Net operating loss carryforwards	2.0	1.9
Accrued expenses	5.6	4.2
Other	1.3	1.6

	143.5	104.6

Valuation allowance	(2.3)	(2.3)

Deferred tax assets, net of valuation allowance	141.2	102.3

Deferred tax liabilities:
Prepaid expenses	1.5	1.8
Property, plant and equipment	—	3.9

Deferred tax liabilities	1.5	5.7

	$139.7	$96.6

     The valuation allowance of $2.3 million reduced deferred tax assets at December 31, 2005 and 2004. The deferred tax asset, net of valuation allowance, is more likely than not to be realized in future years based on an assessment of positive and negative available evidence. A valuation allowance is provided if it is more likely than not that all or a portion of a deferred tax asset will not be realized.
     Deferred tax assets were increased in 2004 by $6.0 million and a valuation allowance of $2.3 million was recorded as a result of the acquisition of NAC. As part of the acquisition agreement, USEC deposited an additional $6.0 million in an escrow fund pending the outcome of a contingency as discussed in Note 2, Acquisition of NAC Holding Inc. As discussed in Note 2, Acquisition of NAC Holding Inc., the contingency was eliminated as of October 2005 and $3.4 million of the $6.0 million escrow release was allocated to an amortizable intangible asset. Deferred tax assets based on the original acquisition assumptions were reduced $1.1 million for the tax effect of recording this intangible asset in 2005. The remaining $2.6 million of the $6.0 million escrow release was allocated to goodwill. The goodwill amount will not be deductible for income tax purposes. The $2.3 million valuation allowance relates to state deferred tax assets of NAC and to state net operating losses that are available to offset future state taxable income of NAC. Tax benefits that may be earned from the net operating losses will be recorded as reduction to goodwill.
     USEC’s federal and state income tax returns are subject to audit. Federal income tax returns for the years 1999 to 2002 are being examined by the Internal Revenue Service, and USEC believes adequate provisions have been recorded in the consolidated financial statements. As of December 31, 2005, USEC had no remaining alternative minimum tax credit carryforwards. The NAC state net operating losses can be carried forward from 4 to 19 years.
     A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

	Years Ended December 31,
	2005	2004	2003
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal	2	3	3
Export tax incentives	(1)	(2)	(1)
Nontaxable accrual of Medicare subsidy	(6)	(3)	—
Research and other tax credits	(5)	(4)	—
Nondeductible acquired in-process research and development expense	—	3	—
Other nondeductible expenses	2	3	4
Impact of state rate changes on deferred taxes	12	—	—
Other	1	1	—

	40%	36%	41%

     USEC recorded negative effects on deferred tax assets, as shown in the reconciliation above, for the impact of state rate changes on deferred taxes due to reductions in the Kentucky state tax rate and the Ohio state tax rate during 2005.
7. DEBT

	December 31,
	2005	2004
	(millions)
Debt:
6.625% senior notes, due January 20, 2006	$288.8	$325.0
6.750% senior notes, due January 20, 2009	150.0	150.0

	$438.8	$475.0

     In December 2004, USEC repurchased $25.0 million of the 6.625% senior notes, due January 20, 2006. The cost of the repurchase was $25.6 million and included a premium of $0.6 million. In November and December 2005, USEC repurchased a total of $36.2 million of the 6.625% senior notes, due January 20, 2006. The cost of the repurchase was $36.3 million and included a premium of $0.1 million. USEC repaid the remaining balance of the 6.625% senior notes amounting to $288.8 million due on the scheduled maturity date of January 20, 2006.

     The 6.750% senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. Interest is paid every six months on January 20 and July 20. The senior notes may be redeemed by USEC at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium.
     At December 31, 2005, the fair value of debt calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $432.8 million, compared with the balance sheet carrying amount of $438.8 million.
Revolving Credit Facility
     There were no short-term borrowings at December 31, 2005 or December 31, 2004.
     On August 18, 2005, USEC entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC and its subsidiaries. The new facility replaced a three-year, $150.0 million facility that had been scheduled to expire in September 2005, and is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Borrowings under the new facility are subject to limitations based on established percentages of eligible accounts receivable and inventory.
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
     The revolving credit facility includes various operating and financial covenants that are customary for transactions of this type, including, without limitation, restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility.
     The revolving credit facility also contains various reserve provisions that may reduce the facility’s availability periodically or restrict the use of borrowings. First, after July 19, 2006, the facility’s availability will be reduced by $150 million less the amount of any proceeds from any debt or equity offering completed prior to that date. Debt or equity offerings after July 19, 2006 would reduce the amount of the reserve. The effect of this restriction is that unless USEC completes a debt or equity offering of at least $150 million prior to July 19, 2006, the availability under the revolving credit facility will, until we complete such an offering, be reduced by up to $150 million. Second, the facility contains covenants that can periodically limit USEC to $50 million in capital expenditures based on available liquidity levels. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.
     There were no short-term borrowings under the new revolving credit facility at December 31, 2005 or under the previous revolving credit facility at December 31, 2004. Letters of credit issued under the facilities amounted to $25.0 million at December 31, 2005 and $0.9 million at December 31, 2004.

8. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
     Deferred revenue and advances from customers, including excess proceeds from sales of DOE uranium, were as follows (in millions):

	December 31,
	2005	2004
Current:
Deferred revenue	$106.8	$20.6
Advances from customers	8.3	8.2
Excess proceeds from sales of DOE uranium	17.8	—

	$132.9	$28.8

Long-term:
Advances from customers	$—	$6.9

     In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. In certain cases, the terms of the agreement require USEC to hold the uranium to which the customer has title. In other cases, the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. Recognition of revenue is deferred until uranium or LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. Related costs associated with deferred revenue, reported in other current assets, totaled $55.7 million at December 31, 2005 and $19.6 million at December 31, 2004.
     Excess proceeds from sales of DOE uranium are pending payment to USEC as reimbursement for USEC’s costs in processing out-of-specification uranium under a December 2004 memorandum of agreement.
9. ORGANIZATIONAL RESTRUCTURING
     In September 2005, USEC announced it would restructure the Company’s organization and resize the headquarters operations located in Bethesda, Maryland. This included the implementation of an involuntary reduction of 38 employees in the headquarters staff, including the elimination of some senior positions and the realignment of responsibilities under a smaller senior management team. The workforce reductions resulted in special charges for termination benefits of $4.5 million. In connection with the reduction of workforce, we offered a termination benefit that does not require additional services. Of these termination charges, which principally consist of severance benefits, $2.7 million was paid or utilized during 2005. USEC plans to pay or utilize the remaining $1.8 million during the first three quarters of 2006. Additionally, facility related charges of at least $1.4 million are expected when efforts are undertaken to consolidate office space at the headquarters location. These facility related charge estimates are preliminary, but all work is expected to be completed by early second quarter of 2006.
     In late October 2005, we continued our restructuring efforts at our field organizations, announcing voluntary and involuntary staff reductions totaling approximately 200 employees. The restructuring effort at our field organizations resulted in the reduction of 151 employees. The workforce reductions resulted in special charges for termination benefits of $2.8 million which principally consisted of severance benefits. Of these termination charges, $1.5 million was paid or utilized during 2005. The remaining $1.3 million will be utilized during the first two quarters of 2006.

     A summary of special charges for organizational restructuring and the related balance sheet account information follows (in millions):

			Balance
	Special	Paid and	December 31,
	Charge	Utilized	2005
Workforce Reductions:
Field operations	$2.8	$(1.5)	$1.3
Corporate	4.5	(2.7)	1.8

	$7.3	$(4.2)	$3.1

     Restructuring costs by segment are not presented as USEC utilizes gross profit as its segment measure.
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

10. ENVIRONMENTAL MATTERS
     Environmental compliance costs include the handling, treatment and disposal of hazardous substances and wastes. Pursuant to the USEC Privatization Act, environmental liabilities associated with the Paducah and Portsmouth plants prior to July 28, 1998 are the responsibility of the U.S. government, except for liabilities relating to certain identified wastes generated by USEC and stored at the plants. DOE remains responsible for decontamination and decommissioning of the plants.
Depleted Uranium
     USEC stores depleted uranium at the plants and accrues estimated costs for its future disposition. USEC anticipates that it will send most or all of its depleted uranium to DOE for disposition unless a more economic disposal option is available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE, and under federal law, DOE would also process USEC’s depleted uranium if provided to DOE. USEC would be required to reimburse DOE for costs of disposal, including a pro rata share of capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of USEC’s depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium generated and estimated processing, transportation and disposal costs. USEC’s calculation of the estimated unit cost is based primarily on projected cost data obtained from DOE without consideration given to unidentified contingencies or reserves. USEC’s estimate is periodically reviewed as additional information becomes available, and was increased in 2005. USEC’s estimate is less than a DOE estimate used in USEC’s NRC license application for the American Centrifuge Plant that included unidentified contingencies or reserves. The estimated cost and accrued liability are subject to change as additional information becomes available.
     Compliance with NRC regulations requires that USEC provide financial assurance regarding the cost of the eventual disposition of depleted uranium for which USEC retains disposal responsibility. The financial assurance requirement is based on our year-end liability plus expected increases over the coming year, including some contingencies, totaling to an annual projected required amount. The total financial guarantees required by the NRC are $91.4 million. The $91.4 million of financial guarantees are covered by a combination of a $24.1 million letter of credit and a $67.3 million surety bond. This letter of credit is included in USEC’s total letters of credit issued and outstanding. The $67.3 million surety bond is collateralized by a $24.6 million deposit for depleted uranium included in other long-term assets at December 31, 2005.
Other Environmental Matters
     USEC’s operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the Paducah and Portsmouth plants pursuant to permits, orders and agreements with DOE and various state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC’s operations amounted to $5.1 million at December 31, 2005, and $5.2 million at December 31, 2004.
11. COMMITMENTS AND CONTINGENCIES
Power Contracts and Commitments
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases more than 80% of the electric power for the Paducah plant at fixed prices under a power purchase agreement signed with the Tennessee Valley Authority (“TVA”) in 2000. Capacity and prices under the TVA agreement are fixed through May 2006. USEC typically purchases the remaining portion of the electric power for the Paducah plant under short-term fixed-price contracts or at market-based prices. USEC is obligated, whether or not it takes delivery of electric power, to make minimum payments for the purchase of electric power of approximately $145.5 million for the period January to May 2006.
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

Legal Matters
     Environmental Matter
     USEC and certain federal agencies were identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (commonly known as Superfund), for a site in Barnwell, South Carolina previously operated by Starmet CMI (“Starmet”), one of USEC’s former contractors. In February 2004, USEC entered into an agreement with the U.S. Environmental Protection Agency (“EPA”) to clean up certain areas at Starmet’s Barnwell site. Under the agreement, USEC was responsible for removing certain material from the site that was attributable to quantities of depleted uranium USEC had sent to the site. In December 2005, the EPA confirmed that USEC completed its clean up obligations under the agreement. At December 31, 2005, USEC had an accrued current liability of $0.9 million for remaining payments for work associated with completing the agreement. USEC could incur additional costs associated with its share of costs for cleanup of the Starmet site, resulting from a variety of factors, including a decision by federal or state agencies to recover costs for prior cleanup work or require additional remediation at the site.
     Executive Termination
     During 2005, USEC was in arbitration with its former president and chief executive officer, William H. Timbers, whose employment at USEC was terminated for cause in December 2004. In his demand for arbitration, Mr. Timbers disputed cause and sought damages in excess of $36 million, including severance and other benefits of “at least $21 million,” more than $15 million in restricted stock and stock options that had vested prior to his termination, and other unspecified compensatory and punitive damages. On February 1, 2006, USEC entered into a settlement agreement with Mr. Timbers pursuant to which USEC agreed to pay Mr. Timbers a cash settlement of $14.5 million in full settlement of his claims. USEC also agreed to cancel an outstanding loan to Mr. Timbers from USEC in the amount of approximately $0.3 million as part of the settlement. Under the settlement agreement, the parties granted each other a mutual release of all claims. In connection with the settlement, and after taking into account amounts previously accrued, USEC has recorded a charge of $7.6 million in the fourth quarter of 2005.
     Informal SEC Inquiry
     Following the restatement of USEC’s financial statements in March 2005, we received, in April 2005, and subsequently following USEC’s second restatement of our financial statements in August 2005, informal requests from the Securities and Exchange Commission to voluntarily provide documents and information relating to the restatements. USEC has provided these documents. In accordance with its normal practice, the SEC has not advised USEC when its inquiry may be concluded, and USEC is unable to predict the outcome of this inquiry.
     Other
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

Lease Commitments
     Operating costs incurred under the lease with DOE for the plants and leases for office space and equipment amounted to $10.8 million in 2005, $8.2 million in 2004, and $7.5 million in 2003. Future minimum lease payments follow (in millions):

2006	$7.5
2007	6.6
2008	6.0
2009	2.7
2010	1.6
Thereafter	1.7

$26.1

     Except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease for the plants indefinitely and may terminate the lease in its entirety or with respect to one of the plants at any time upon two years’ notice. DOE retained responsibility for decontamination and decommissioning of the plants. At termination of the lease, USEC may leave the property in an “as is” condition, but must remove all wastes generated by USEC, which are subject to off-site disposal, and must place the plants in a safe shutdown condition. Lease turnover costs are estimated and are accrued over the expected productive life of the plant which is estimated to be 2010 for the Paducah plant. Accrued liabilities for lease turnover costs are not discounted and amounted to $54.1 million at December 31, 2005 and $52.7 million at December 31, 2004.

12. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     There are approximately 7,400 employees and retirees covered by defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 3,700 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998.
     Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):

			Postretirement Health
	Defined Benefit Pension Plans		and Life Benefit Plans
	Years Ended		Years Ended
	December 31,		December 31,
	2005	2004	2005	2004
Changes in Benefit Obligations
Obligations at beginning of year	$678.9	$602.3	$253.8	$234.6
Actuarial (gains) losses, net	28.4	46.3	1.3	4.7
Plan amendments	—	11.9	(66.4)	—
Curtailment and special termination benefits	(.4)	—	.1	—
Service costs	16.3	14.1	7.2	7.3
Interest costs	39.0	37.3	14.4	14.0
Benefits paid	(33.5)	(33.0)	(7.7)	(6.8)

Obligations at end of year	728.7	678.9	202.7	253.8

Changes in Plan Assets
Fair value of plan assets at beginning of year	657.4	611.1	64.5	57.1
Actual return on plan assets	52.9	71.5	4.7	5.8
USEC contributions	7.9	7.9	8.1	8.4
Benefits paid	(33.5)	(33.0)	(7.7)	(6.8)

Fair value of plan assets at end of year	684.7	657.5	69.6	64.5

(Unfunded) status	(44.0)	(21.4)	(133.1)	(189.3)
Unrecognized prior service costs (benefit)	11.5	13.5	(66.4)	(.9)
Unrecognized net actuarial losses	115.7	88.0	45.6	45.0

Net balance sheet amount	$83.2	$80.1	$(153.9)	$(145.2)

Amounts reflected in the balance sheet:
Prepaid pension benefit costs	$86.2	$82.9	$—	$—
Accrued benefit obligations	(6.4)	(3.9)	(153.9)	(145.2)
Minimum pension liability	3.4	1.1	—	—

	$83.2	$80.1	$(153.9)	$(145.2)

Assumptions used to determine benefit obligations at end of year:
Discount rate	5.50%	5.75%	5.50%	5.75%
Compensation increases	3.75	3.75	3.75	3.75
     Projected benefit obligations are based on actuarial assumptions including future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. The accumulated benefit obligations for the defined benefit pension plan with the fair value of plan assets in excess of the accumulated benefit obligation was $640.9 million at December 31, 2005, and $593.8 million at December 31, 2004. The accumulated benefit obligation for the defined benefit plan with an accumulated benefit obligation in excess of the fair value of plan assets was $15.7 million at December 31, 2005, and $10.8 million at December 31, 2004.

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
     FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued by the FASB in May 2004 and was adopted by USEC in 2004. Pursuant to the FSP, the impact of future subsidies is accounted for as an actuarial gain that reduced the accumulated postretirement health benefit obligation by $28.2 million in 2004. Costs for postretirement health benefits were reduced by $2.6 million, representing initial amortization of the actuarial gain and reductions in service and interest costs resulting from the expected subsidies from Medicare.
     As of January 1, 2005, USEC instituted a $100,000 lifetime cap on post-65 claims for medical and drug coverage under the postretirement health benefit plan. The institution of the cap reduced the postretirement health benefit obligation by $66.4 million which will be amortized over the average remaining years of service until full eligibility.
     The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

				Postretirement Health
	Defined Benefit Pension Plans			and Life Benefit Plans
	Years Ended			Years Ended
	December 31,			December 31,
	2005	2004	2003	2005	2004	2003
Service costs	$16.3	$14.1	$11.5	$7.2	$7.3	$6.3
Interest costs	39.1	37.3	35.3	14.4	14.0	13.2
Expected return on plan assets (gains)	(54.9)	(50.9)	(44.5)	(5.5)	(4.8)	(3.6)
Amortization of prior service costs (credit)	1.6	1.3	.2	(.9)	(2.4)	(2.4)
Amortization of actuarial (gains) losses, net	2.1	1.5	4.8	1.5	1.4	—
Curtailment losses	.6	—	—	.1	—	—

Net benefit costs	$4.8	$3.3	$7.3	$16.8	$15.5	$13.5

Assumptions used to determine net benefit costs:
Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Expected return on plan assets	8.50	8.50	9.00	8.50	8.50	9.00
Compensation increases	3.75	4.00	4.25	3.75	4.00	4.25

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
     The Moody’s Aa index yield as of December 31, 2005 was used to determine the discount rate. The Moody’s Aa index is a collection of highly rated long-term corporate bonds whose yield represents a reasonable approximation of the rate and duration at which USEC’s benefit obligations could be settled. The duration of USEC’s pension and postretirement health benefit obligations is approximately twelve years and the duration of the Moody’s Aa index is approximately thirteen years.
     Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	Postretirement Health
	Benefit Plans
	December 31,
	2005	2004
Healthcare cost trend rate for the following year	9%	10%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2010	2010
     A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$12.1	$(11.4)
Net benefit costs	3.6	(2.9)
Benefit Plan Assets
     The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

	Percentage of		Target
	Plan Assets		Allocation
	December 31,		Range
	2005	2004	2005
Defined Benefit Pension Plans:
Equity securities	66%	65%	50 — 70%
Debt securities	34	35	30 — 50

	100%	100%

Postretirement Health and Life Benefit Plans:
Equity securities	66%	66%	55 — 75%
Debt securities	34	34	25 — 45

	100%	100%

Benefit Plan Cash Flows
     USEC expects cash contributions to the plans in 2006 will be as follows: $11.2 million for the defined benefit pension plans and $5.6 million for the postretirement health and life benefit plans.
     Estimated future benefit plan payments and expected subsidies from Medicare follow (in millions):

		Postretirement	Expected
	Defined Benefit	Health and Life	Subsidies
	Pension Plans	Benefit Plans	From Medicare
2006	$33.9	$9.0	$.2
2007	34.6	10.6	.3
2008	35.6	12.0	.4
2009	36.8	13.5	.5
2010	38.4	15.1	.6
2011 to 2015	231.0	93.7	5.8
Other Plans
     USEC sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in securities, and the funds are administered by an independent trustee. USEC’s matching cash contributions amounted to $6.1 million in 2005, $5.6 million in 2004, and $4.8 million in 2003.
13. DEFERRED COMPENSATION
     Pursuant to Supplemental Executive Retirement Plans (“SERP”) and pension restoration plans, we provide executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law. Under a 401(k) restoration plan, executive officers contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. Costs for plans providing SERP, pension and 401(k) restoration benefits for executive officers amounted to $2.3 million in 2005, $4.1 million in 2004, and $9.7 million in 2003.
14. STOCKHOLDERS’ EQUITY
Dividend Payments
     Cash dividend payments at a quarterly rate of $.1375 per share amounted to $47.3 million in 2005, $46.3 million in 2004, and $45.2 million in 2003. In February 2006, the Board of Directors voted to discontinue paying a common stock dividend.

Common Stock
     Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding
Balance at December 31, 2002	100,320	(18,547)	81,773
Common stock issued	—	781	781

Balance at December 31, 2003	100,320	(17,766)	82,554
Common stock issued	—	2,595	2,595

Balance at December 31, 2004	100,320	(15,171)	85,149
Common stock issued	—	1,422	1,422

Balance at December 31, 2005	100,320	(13,749)	86,571

Preferred Stock Purchase Rights
     In April 2001, the Board of Directors approved a shareholder rights plan, under which shareholders of record on May 9, 2001 received rights that initially trade together with USEC common stock and are not exercisable. In the absence of further action by the Board, the rights generally would become exercisable and allow the holder to acquire USEC common stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of USEC common stock or commences a tender or exchange offer to acquire 15% or more of the common stock of USEC. However, any rights held by the acquirer would not be exercisable. The Board of Directors may direct USEC to redeem the rights at $.01 per right at any time before the tenth day following the acquisition of 15% or more of USEC common stock by a person or group.
Stock-Based Compensation
     In February 1999 and in April 2004, stockholders approved an aggregate amount of 14.1 million shares of common stock for issuance under the USEC Inc. 1999 Equity Incentive Plan (the “Plan”) over a 10-year period. There were 7,846,000 shares available for future awards under the Plan at December 31, 2005 (excluding outstanding awards which terminate or are cancelled without being exercised or that are settled for cash), including: 5,201,000 shares available for grants of stock options and 2,645,000 shares for restricted stock or stock units, performance awards and other stock-based awards. There were 8,275,000 shares available for future awards under the Plan at December 31, 2004.
     Grants of restricted stock, net of forfeitures, resulted in deferred compensation, based on the market value of common stock at the date of grant, amounting to $4.8 million (or 303,000 shares) in 2005, $3.4 million (or 429,000 shares) in 2004, and $1.4 million (or 221,000 shares) in 2003. Sale of such shares is restricted prior to the date of vesting. Deferred compensation is amortized to expense on a straight-line basis over the vesting period.
     Compensation expense for restricted stock units is recognized over a three-year service period.
     Stock-based compensation expense amounted to $4.9 million in 2005, $5.3 million in 2004, and $4.5 million in 2003.

     Stock options vest or become exercisable in equal annual installments over a one to three year period and expire 5 or 10 years from the date of grant. A summary of shares available for grants of stock options and stock options outstanding follows (shares in thousands):

	Shares	Stock Options Outstanding
	Available for		Weighted-
	Grant of		Average
	Stock Options	Shares	Exercise Price
Balance at December 31, 2002	2,137	4,328	6.63
Granted	(728)	728	6.97
Exercised	—	(264)	5.19
Forfeited	85	(85)	10.16

Balance at December 31, 2003	1,494	4,707	6.70
Authorized	2,805	—	—
Granted	(688)	688	8.02
Exercised	—	(1,746)	6.70
Forfeited	1,806	(1,806)	6.53

Balance at December 31, 2004	5,417	1,843	7.36
Granted	(361)	361	15.01
Exercised	—	(704)	6.66
Forfeited	145	(145)	5.20

Balance at December 31, 2005	5,201	1,355	8.97

     Stock options outstanding and options exercisable at December 31, 2005, follow (options in thousands):

Stock			Stock
Exercise	Options	Remaining	Options
Price	Outstanding	Life in Years	Exercisable
$3.63 to $6.97	193	4.9	193
7.00	116	7.6	67
7.02 to 7.13	294	6.3	294
8.05	271	3.2	149
8.50	150	5.6	150
10.44 to 14.00	134	4.6	33
16.90	197	4.3	197

	1,355	5.0	1,083

     In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over a 10-year period by participating employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. This plan was amended in 2005 to provide that the purchase price is 85% of the market price at the end of the six-month offer period and to institute a minimum holding period. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. Shares purchased by employees amounted to 455,000 in 2005, 404,000 in 2004, and 333,000 in 2003. At December 31, 2005, there were 204,000 shares available for purchase under the plan.

15. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION
     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Years Ended December 31,
	2005	2004	2003
United States	$1,074.1	$918.2	$919.0
Foreign:
Japan	224.2	215.2	266.7
Other	261.0	283.8	251.0

	485.2	499.0	517.7

	$1,559.3	$1,417.2	$1,436.7

     Other than the U.S. government, our 10 largest customers represented 52% of revenue and our three largest customers represented 21% of revenue in 2005. Revenue from Exelon Corporation, a domestic customer, represented more than 10%, but less than 15%, of revenue in 2003, but less than 10% in 2004 and 2005. Revenue from U.S. government contracts represented 13% of revenue in 2005, and 12% of revenue in 2004 and in 2003.

     We have two reportable segments: the low enriched uranium (“LEU”) segment with two components, Separative Work Units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants, and by NAC, which USEC acquired in November 2004. Gross profit is USEC’s measure for segment reporting. Intersegment sales between the reportable segments were less than $0.1 million in 2005 and zero in 2004 and have been eliminated in consolidation.

	Years Ended December 31,
	2005	2004	2003
	(millions)
Revenue
LEU segment:
Separative work units	$1,085.6	$1,027.3	$1,110.8
Uranium	261.3	224.0	159.9

	1,346.9	1,251.3	1,270.7
U.S. government contracts segment	212.4	165.9	166.0

	$1,559.3	$1,417.2	$1,436.7

Segment Gross Profit:
LEU segment	$198.5	$179.7	$146.6
U.S. government contracts segment	31.0	14.4	15.8

Gross profit	229.5	194.1	162.4
Advanced technology costs	94.5	58.5	44.8
Selling, general, and administrative	61.9	64.1	69.4
Other, net	6.3	(1.7)	—

Operating income	66.8	73.2	48.2
Interest expense, net of interest income	29.5	36.6	33.0

Income before income taxes	$37.3	$36.6	$15.2

	December 31,
	2005	2004	2003
	(millions)
Assets
LEU segment	$2,008.5	$1,952.1	$2,076.7
U.S. government contracts segment	72.3	51.3	58.1

	$2,080.8	$2,003.4	$2,134.8

     USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2005, all of which were located in the United States.

16. QUARTERLY FINANCIAL DATA (Unaudited)
     The following table summarizes quarterly and annual results of operations (in millions, except per share data):

	March 31,	June 30,	Sept. 30,	Dec. 31,		Year
	2005	2005	2005	2005		2005
Revenue	$311.2	$277.4	$421.0	$549.7		$1,559.3
Cost of sales	263.5	235.2	384.5	446.6		1,329.8

Gross profit	47.7	42.2	36.5	103.1		229.5
Special charges for organizational restructuring	—	—	4.5	2.8		7.3
Advanced technology costs	22.7	23.9	20.5	27.4		94.5
Selling, general and administrative	15.2	14.0	12.3	20.4		61.9
Other (income) expense, net	—	—	—	(1.0	)(1)	(1.0	)(1)

Operating income (loss)	9.8	4.3	(.8)	53.5		66.8
Interest expense	8.7	9.1	9.0	13.2		40.0
Interest (income)	(1.9)	(3.2)	(2.3)	(3.1)		(10.5)
Provision (credit) for income taxes	2.1	1.4	(2.3)	13.8		15.0

Net income (loss)	$.9	$(3.0)	$(5.2)	$29.6		$22.3

Net income (loss) per share — basic and diluted	$.01	$(.03)	$(.06)	$.34		$.26
Average number of shares outstanding — basic	85.5	86.2	86.3	86.5		86.1
Average number of shares outstanding — diluted (3)	86.0	86.2	86.3	86.9		86.6

	March 31,	June 30,	Sept. 30,	Dec. 31,		Year
	2004	2004	2004	2004		2004
Revenue	$210.3	$302.5	$255.9	$648.5		$1,417.2
Cost of sales	192.5	254.0	218.5	558.1		1,223.1

Gross profit	17.8	48.5	37.4	90.4		194.1
Advanced technology costs	9.4	10.6	16.4	22.1		58.5
Selling, general and administrative	16.0	15.9	15.3	16.9		64.1
Other (income) expense, net	—	—	—	(1.7	)(2)	(1.7	)(2)

Operating income (loss)	(7.6)	22.0	5.7	53.1		73.2
Interest expense	9.4	10.4	10.0	10.7		40.5
Interest (income)	(.7)	(.8)	(1.2)	(1.2)		(3.9)
Provision (credit) for income taxes	(6.5)	5.0	(.8)	15.4		13.1

Net income (loss)	$(9.8)	$7.4	$(2.3)	$28.2		$23.5

Net income (loss) per share — basic and diluted	$(.12)	$.09	$(.03)	$.33		$.28
Average number of shares outstanding — basic	83.0	84.0	84.4	85.0		84.1
Average number of shares outstanding — diluted (3)	83.0	84.5	84.4	85.9		84.8

(1)	Other income in the three months and year ended December 31, 2005, includes $1.0 million from customs duties paid to USEC as a result of trade actions.

(2)	Other income in the three months and year ended December 31, 2004, includes income of $4.4 million from customs duties paid to USEC as a result of trade actions, partly offset by expense of $2.7 million for acquired-in-process research and development expense relating to the acquisition of NAC.

(3)	No dilutive effect of stock compensation awards is recognized in those periods in which a net loss has occurred.

GLOSSARY
American Centrifuge — An advanced uranium enrichment technology based on the proven workable U.S. centrifuge technology developed by DOE in the mid-1980s.
American Centrifuge Demonstration Facility — Demonstration facility in Piketon, Ohio where USEC plans to install a Lead Cascade of centrifuge machines to demonstrate the American Centrifuge technology.
American Centrifuge Plant — USEC’s planned commercial uranium enrichment facility using centrifuge technology. USEC plans to install thousands of centrifuge machines and operate the facility in the gas centrifuge enrichment plant buildings in Piketon, Ohio owned by DOE.
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
DOC — The U.S. Department of Commerce.
DOE — The U.S. Department of Energy.
Downblending —The diluting or mixing of highly enriched uranium with depleted or natural uranium to produce low enriched uranium with a concentration of U235 of less than 5% for use in commercial nuclear reactors.
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
Freon — The trade name for a group of chlorofluorocarbons (CFCs) used primarily as a refrigerant. The Paducah plant uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995.

Gaseous Diffusion — A means of enriching uranium hexafluoride, which is heated to a gas and passed repeatedly through a porous barrier to separate the heavier U238 from the lighter U235. The gas that diffuses through the barrier becomes increasingly more concentrated or enriched.
Highly Enriched Uranium —Uranium enriched in the isotope U235 to an assay in excess of 20%.
Isotope — One or more atoms of an element having the same atomic number but different mass number.
Lead Cascade — An array of full-size centrifuge machines operating in a closed-loop configuration, whereby samples are withdrawn for testing purposes and the enriched and depleted uranium streams are recombined into feed material.
Low Enriched Uranium (“LEU”) — Uranium enriched in the isotope U235 to an assay equal to or less than 20%. Commercial grade LEU typically has an assay of 3 to 5% and is used as fuel in nuclear reactors for the generation of electric power.
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
Russian Contract — Contract, dated January 14, 1994, between USEC and TENEX to implement the Agreement between the United States and the Russian Federation Concerning the Disposition of Highly Enriched Uranium Extracted from Nuclear Weapons. Under the contract, USEC serves as Executive Agent for the United States Government, and TENEX serves as Executive Agent for the Federal Agency for Atomic Energy of the Russian Federation.
Separative Work Unit (“SWU”) — The standard measure of enrichment in the uranium enrichment industry is a separative work unit. A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope, and is measured using a standard formula based on the physics of uranium enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as the SWU component.
Technetium — A byproduct from the operation of nuclear reactors and a contaminant in natural uranium.
TENEX — OAO Techsnabexport, Executive Agent for the Federal Agency for Atomic Energy of the Russian Federation under the Russian Contract.
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

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation of USEC Inc., incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

3.2	Amended and Restated Bylaws of USEC Inc., dated September 13, 2000, incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 1-14287).

4.1	Indenture, dated January 15, 1999, between USEC Inc. and First Union National Bank, incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission file number 1-14287).

4.2	Rights Agreement, dated April 24, 2001, between USEC Inc. and Fleet National Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights as Exhibit C, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form 8-A filed April 24, 2001 (Commission file number 1-14287).

10.1	Lease Agreement between the United States Department of Energy and the United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.2	Memorandum of Agreement between the United States Department of Energy and the United States Enrichment Corporation for electric power, entered into as of July 1, 1993, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.3	Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended, incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.4	Amendment No. 11, dated June 1998, to Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and Techsnabexport Co. Ltd., Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994. (a)

10.5	Amendment No. 12, dated March 4, 1999, to Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and Techsnabexport Co. Ltd., Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission file number 1-14287).

10.6	Amendment No. 13, dated November 11, 1999, to Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994. (a)

10.7	Amendment No. 14, dated October 27, 2000, to Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and Joint Stock Company “Techsnabexport”, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994. (a)

10.8	Amendment No. 15, dated January 18, 2001, to Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and Joint Stock Company “Techsnabexport”, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994. (a)

10.9	Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities, incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

Exhibit
No.	Description

10.10	Memorandum of Agreement, dated April 20, 1998, between the United States Department of Energy and United States Enrichment Corporation for transfer of natural uranium and highly enriched uranium and for blending down of highly enriched uranium, incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.11	Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the United States Department of Energy, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons, incorporated by reference to Exhibit 10.26 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955).

10.12	Memorandum of Agreement, entered into as of June 30, 1998, between the United States Department of Energy and United States Enrichment Corporation regarding certain worker benefits, incorporated by reference to Exhibit 10.28 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955).

10.13	Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000, incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.14	Agreement, dated June 17, 2002, between U.S. Department of Energy and USEC Inc., incorporated by reference to Exhibit 10.54 of the current report on Form 8-K filed June 21, 2002 (Commission file number 1-14287).

10.15	Modification 1 to Agreement dated June 17, 2002 between U.S. Department of Energy and USEC Inc., dated August 20, 2002. (a)

10.16	Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its U.S. Department of Energy Contract, and USEC Inc., dated June 30, 2000, Amendment A, dated July 12, 2002, and Amendment B, dated September 11, 2002, incorporated by reference to Exhibit 10.58 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission file number 1-14287).

10.17	Administrative Order on Consent for Removal Action in the Matter of Starmet CMI, dated February 6, 2004, between the United States Environmental Protection Agency, United States Enrichment Corporation, United States Department of Energy and United States Department of the Army, incorporated by reference to Exhibit 10.64 of the Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-14287).

10.18	Agreement, dated February 17, 2004, between the U.S. Department of Energy and the United States Enrichment Corporation Concerning the Temporary Lease of Certain Facilities In Support of the American Centrifuge Program, incorporated by reference to Exhibit 10.66 of the Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-14287).

10.19	Stock Purchase Agreement, dated July 29, 2004, by and among Pinnacle West Capital Corporation, El Dorado Investment Company and USEC Inc., incorporated by reference to Exhibit 10.67 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission file number 1-14287).

10.20	Amendment to the Stock Purchase Agreement, dated November 18, 2004, by and among USEC Inc., Pinnacle West Capital Corporation and El Dorado Investment Company, incorporated by reference to Exhibit 10.74 of the current report on Form 8-K filed November 19, 2004 (Commission file number 1-14287).

10.21	Memorandum of Understanding between USEC Inc. and the United States Department of Energy, dated October 22, 2004, Effectuating the Transfer of Natural Uranium Hexafluoride for Affected Inventory, incorporated by reference to Exhibit 10.68 of the current report on Form 8-K filed October 28, 2004 (Commission file number 1-14287).

10.22	Memorandum of Agreement between USEC Inc. and the United States Department of Energy, dated as of December 10, 2004, for the Continued Operation of Portsmouth S&T Facilities for the Processing of Affected Inventory in Fiscal Year 2005 and Thereafter, incorporated by reference to Exhibit 10.75 of the current report on Form 8-K filed December 16, 2004 (Commission file number 1-14287).

10.23	Amendment No. 1 to the December 10, 2004 Memorandum of Agreement between the United States Department of Energy and USEC Inc., dated May 16, 2005. (a)

Exhibit
No.	Description

10.24	Amended and Restated Revolving Credit Agreement dated as of August 18, 2005 among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, J.P. Morgan Securities, Inc., Merrill Lynch Capital and Goldman Sachs Credit Partners, L.P., as joint book managers and joint lead arrangers, Merrill Lynch Capital and Goldman Sachs Credit Partners, L.P., as co-syndication agents, GMAC Commercial Finance LLC and Wachovia Bank, National Association, as co-documentation agents, and CIT Capital Securities, LLC, as co-agent, incorporated by reference to Exhibit 10.83 of the Current Report on Form 8-K filed on August 23, 2005 (Commission file number 1-14287).

10.25	Amended and Restated Omnibus Pledge and Security agreement dated as of August 18, 2005 by USEC Inc., United States Enrichment Corporation, NAC Holding Inc. and NAC International Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.84 of the Current Report on Form 8-K filed on August 23, 2005 (Commission file number 1-14287).

10.26	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.25 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955). (b)

10.27	Form of Change in Control Agreement with executive officers, incorporated by reference to Exhibit 10.40 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 1-14287). (b)

10.28	Form of Change in Control Agreement with senior executive officers, incorporated by reference to Exhibit 10.82 to the quarterly report on Form 10-Q for the quarter ended June 30, 2005 (Commission file number 1-14287). (b)

10.29	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999. (b)

10.30	First Amendment to the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Annex B of Schedule 14A filed March 31, 2004, with respect to the 2004 annual meeting of shareholders (Commission file number 1-14287). (b)

10.31	Form of Employee Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.32	Form of Employee Nonqualified Stock Option Agreement in connection with an employment agreement, incorporated by reference to Exhibit 4.5 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.33	Form of Employee Restricted Stock Award Agreement (stock in lieu of annual incentive), incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.34	Form of Employee Restricted Stock Award Agreement (three year vesting), incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.35	Form of Non-Employee Director Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.36	Form of Non-Employee Director Restricted Stock Award Agreement — Founder’s Stock and Incentive Stock, incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.37	Form of Non-Employee Director Restricted Stock Award Agreement — Annual Retainers and Meeting Fees, incorporated by reference to Exhibit 4.10 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.38	USEC Inc. Pension Restoration Plan, dated September 1, 1999, incorporated by reference to Exhibit 10.39 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 1-14287). (b)

10.39	USEC Inc. 401(k) Restoration Plan, incorporated by reference to Exhibits 10.41(a) through (f) of the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (Commission file number 1-14287). (b)

Exhibit
No.	Description

10.40	USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999 and amended April 25, 2001, incorporated by reference to Exhibit 10.51 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission file number 1-14287). (b)

10.41	Employment Agreement between USEC Inc. and Lisa E. Gordon-Hagerty, Executive Vice President and Chief Operating Officer, dated December 15, 2003, incorporated by reference to Exhibit 10.63 of the Annual Report on Form 10-K for the year ended December 31, 2003. (b)

10.42	Amended and Restated Employment Agreement, dated July 29, 2004, between USEC Inc. and William H. Timbers, President and Chief Executive Officer, incorporated by reference to Exhibit 10.69 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.43	Agreement, dated July 29, 2004, between USEC Inc. and James R. Mellor, Chairman of the Board, incorporated by reference to Exhibit 10.70 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.44	Agreement and General Release, dated September 21, 2004, between USEC Inc. and Sydney M. Ferguson, Senior Vice President, incorporated by reference to Exhibit 10.71 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.45	Severance Agreement and General Release, dated November 15, 2004, between USEC Inc. and Timothy B. Hansen, Senior Vice President, General Counsel and Secretary, incorporated by reference to Exhibit 10.73 of the current report on Form 8-K filed November 19, 2004 (Commission file number 1-14287). (b)

10.46	Letter Agreement, dated February 23, 2005, by and between USEC Inc. and James R. Mellor, Chairman of the Board, President and Chief Executive Officer, incorporated by reference to Exhibit 10.76 of the current report on Form 8-K filed February 28, 2005 (Commission file number 1-14287). (b)

10.47	Summary Sheet for 2005 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.77 to the Current Report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287). (b)

10.48	Summary Sheet for 2006 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.92 to the Current Report on Form 8-K filed on December 15, 2005 (Commission file number 1-14287). (b)

10.49	Summary of 2005 Annual Performance Objectives for Executive Officers, incorporated by reference to Exhibit 10.81 to the Current Report on Form 8-K filed on June 20, 2005 (Commission file number 1-14287). (b)

10.50	Severance Agreement and General Release dated September 12, 2005 by and between the Company and Lisa Gordon-Hagerty, incorporated by reference to Exhibit 10.89 of the Current Report on Form 8-K filed on September 13, 2005 (Commission file number 1-14287). (b)

10.51	Summary of Compensation Arrangements for Certain Executive Officers, incorporated by reference to Exhibit 10.90 of the Current Report on Form 8-K filed on September 16, 2005 (Commission file number 1-14287). (b)

10.52	Letter Agreement dated December 1, 2005, by and between USEC Inc. and James R. Mellor, Chairman of the Board, incorporated by reference to Exhibit 10.91 of the Current Report on Form 8-K filed on December 6, 2005 (Commission file number 1-14287). (b)

21	Subsidiaries of USEC Inc. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

Exhibit
No.	Description

99.1	Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 99.4 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-14287).

99.2	Annual CEO Certification, dated May 24, 2005, as filed with the New York Stock Exchange. (a)

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.