Form 10-Q
period 2006-03-31
USEC INC
filed 2006-05-05
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14287
USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2107911 (I.R.S. Employer Identification No.)
2 Democracy Center
6903 Rockledge Drive
Bethesda, Maryland 20817
(301) 564-3200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of April 28, 2006, there were 86,934,000 shares of Common Stock issued and outstanding.

     This document contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; the success and timing of the demonstration and deployment of the American Centrifuge technology and the costs to develop that technology; difficulties in obtaining financing; changes in existing restrictions on imports of Russian enriched uranium, including the imposition of duties on imports of enriched uranium under the Russian Contract; the elimination of duties charged on imports of foreign-produced low enriched uranium and uranium; pricing trends in the uranium and enrichment markets; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits and government/regulatory and environmental remediation efforts); the competitive environment for our products and services; changes in the nuclear energy industry; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$21.6	$259.1
Restricted short-term investments	14.8	17.8
Accounts receivable – trade	196.7	256.7
Inventories	970.8	974.3
Deferred income taxes	28.4	39.1
Other current assets	78.3	68.7

Total Current Assets	1,310.6	1,615.7
Property, Plant and Equipment, net	170.1	171.2
Other Long-Term Assets
Deferred income taxes	105.9	100.6
Deposit for depleted uranium	25.8	24.6
Prepaid pension benefit costs	85.7	86.2
Inventories	88.9	71.4
Goodwill and other intangibles	11.0	11.1

Total Other Long-Term Assets	317.3	293.9

Total Assets	$1,798.0	$2,080.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$20.5	$—
Current portion of long-term debt	—	288.8
Accounts payable and accrued liabilities	188.2	217.4
Payables under Russian Contract	78.4	111.6
Uranium owed to customers and suppliers	13.3	2.3
Deferred revenue and advances from customers	130.2	132.9

Total Current Liabilities	430.6	753.0
Long-Term Debt	150.0	150.0
Other Long-Term Liabilities
Depleted uranium disposition	52.5	47.0
Postretirement health and life benefit obligations	151.7	153.9
Other liabilities	69.4	69.3

Total Other Long-Term Liabilities	273.6	270.2
Commitments and Contingencies (Note 6)
Stockholders’ Equity	943.8	907.6

Total Liabilities and Stockholders’ Equity	$1,798.0	$2,080.8

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Separative work units	$234.0	$214.3
Uranium	75.8	45.8
U.S. government contracts and other	51.5	51.1

Total revenue	361.3	311.2

Cost of sales:
Separative work units and uranium	225.7	218.9
U.S. government contracts and other	43.6	44.6

Total cost of sales	269.3	263.5

Gross profit	92.0	47.7
Special charge for organizational restructuring	1.5	—
Advanced technology costs	19.8	22.7
Selling, general and administrative	11.7	15.2

Operating income	59.0	9.8
Interest expense	4.7	8.7
Interest (income)	(1.8)	(1.9)

Income before income taxes	56.1	3.0
Provision for income taxes	21.5	2.1

Net income	$34.6	$0.9

Net income per share – basic and diluted	$.40	$.01
Dividends per share	—	$.1375
Weighted-average number of shares outstanding:
Basic	86.3	85.5
Diluted	86.6	86.0
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$34.6	$0.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.0	8.4
Deferred income taxes	5.4	0.8
Depleted uranium disposition	4.3	2.2
Changes in operating assets and liabilities:
Accounts receivable – decrease	60.0	105.8
Inventories – net (increase)	(3.0)	(32.5)
Payables under Russian Contract – (decrease)	(33.2)	(3.2)
Deferred revenue, net of deferred costs – increase (decrease)	(10.5)	2.4
Accounts payable and other liabilities – (decrease)	(31.7)	(9.0)
Other, net	2.2	4.7

Net Cash Provided by Operating Activities	37.1	80.5

Cash Flows Used in Investing Activities
Capital expenditures	(7.5)	(6.1)

Net Cash (Used in) Investing Activities	(7.5)	(6.1)

Cash Flows Used in Financing Activities
Borrowings under credit facility	99.0	—
Repayments under credit facility	(78.5)	—
Repayment of senior notes	(288.8)	—
Tax benefit related to stock-based compensation	0.3	—
Dividends paid to stockholders	—	(11.7)
Common stock issued	0.9	4.9

Net Cash (Used in) Financing Activities	(267.1)	(6.8)

Net Increase (Decrease)	(237.5)	67.6
Cash and Cash Equivalents at Beginning of Period	259.1	174.8

Cash and Cash Equivalents at End of Period	$21.6	$242.4

Supplemental Cash Flow Information:
Interest paid	$14.8	$16.1
Income taxes paid	22.9	12.4
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-K for the year ended December 31, 2005.
     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.
     New Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless such retrospective application is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income for the period of the change. SFAS No. 154 is effective for accounting changes made in annual periods beginning after December 15, 2005, and was adopted by USEC on January 1, 2006.
     In September 2005, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. EITF No. 04-13 provided guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. EITF No. 04-13 also provided guidance on circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 will be effective for any transactions completed beginning in the second quarter of 2006. We do not expect that EITF No. 04-13 will have a material effect on our consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We do not expect that SFAS No. 155 will have an impact on our consolidated financial statements, but we will continue to review this with any future offerings.

     Effective January 1, 2006, USEC adopted the provisions of SFAS No. 123 – Revised 2004, “Share Based Payment” (“SFAS No. 123(R)”), requiring that compensation cost relating to share-based payments be recognized in the financial statements. The cost is measured based on the fair value of the award, and is recognized as an expense or inventory cost over the vesting period. Under the modified prospective transition method, prior periods have not been revised for comparative purposes. See Note 8 for further information regarding stock-based compensation.
2. INVENTORIES

	March 31,	December 31,
	2006	2005
	(millions)
Current assets:
Separative work units	$790.1	$790.3
Uranium	172.2	171.3
Materials and supplies	8.5	12.7

	970.8	974.3

Long-term assets:
Uranium	42.3	—
Out-of-specification uranium	24.0	37.6
Highly enriched uranium from DOE	22.6	33.8

	88.9	71.4

	$1,059.7	$1,045.7

     Remediating or Replacing Out-of-Specification Uranium
     In December 2000, USEC reported to the U.S. Department of Energy (“DOE”) that 9,550 metric tons of natural uranium with a cost of $237.5 million transferred to USEC from DOE prior to privatization in 1998 may contain elevated levels of technetium that would put the uranium out-of-specification for commercial use. Out of specification means that the uranium would not meet the industry standard as defined in the American Society for Testing and Materials (“ASTM”) specification “Standard Specification for Uranium Hexafluoride for Enrichment.” The levels of technetium exceeded allowable levels in the ASTM specification. Under the DOE-USEC Agreement signed in June 2002 (“DOE-USEC Agreement”), DOE is obligated to replace or remediate the affected uranium inventory, and USEC has been working with DOE to meet this obligation. USEC operates facilities at the Portsmouth plant under contract with DOE to process and remove contaminants from the out-of-specification uranium.
     At March 31, 2006, 8,828 metric tons (or 92%) of USEC’s out-of-specification uranium had been replaced or remediated by DOE (using USEC as its contractor for remediation). The remaining 722 metric tons, with a cost of $24.0 million, is expected to be processed by the end of 2006. DOE’s obligation to replace or remediate USEC’s out-of-specification uranium continues until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing low enriched uranium (“LEU”) containing at least one million SWU per year at the Paducah, Kentucky gaseous diffusion plant or at a new enrichment facility.
     In December 2004, USEC entered into a memorandum of agreement with DOE under which USEC agreed to remediate DOE-owned out-of-specification uranium as well as USEC’s out-of-specification uranium. USEC and DOE agreed that USEC would process approximately equal amounts of DOE’s out-of-specification uranium and USEC’s out-of-specification uranium on a pro-rata basis. Under the agreement, DOE provided uranium that met specification to USEC in February

2005, with the proceeds from USEC’s sales of such uranium used to reimburse USEC for costs incurred in remediating out-of-specification uranium. In March 2006, DOE provided an additional quantity of uranium to USEC for sale. DOE retains rights in any excess proceeds from sales of the uranium provided to USEC. If sales proceeds exceed the costs of processing the out-of-specification uranium, USEC is obligated to return any excess proceeds to DOE. USEC is to cease work on processing out-of-specification uranium if processing costs are expected to exceed proceeds from the sale of uranium in any government fiscal year.
     Proceeds from sales of uranium, pending payment to USEC for processing costs or return to DOE, if excess, are invested for DOE and reported as restricted short-term investments. The balance sheet carrying amounts of $14.8 million at March 31, 2006, and $17.8 million at December 31, 2005, are stated at fair value.
     USEC and DOE may agree to one or more additional transfers of uranium for sale from DOE, and USEC expects that additional quantities of uranium for sale, or direct funding from DOE, will be required in order to complete the remediation program. Whether or not USEC and DOE agree to additional transfers, DOE is obligated to remediate or replace USEC’s remaining out-of-specification uranium under the terms of the DOE-USEC Agreement. Revenue and costs related to the processing of DOE and USEC out-of-specification uranium are recognized in the U.S. government contracts segment.
3. DEBT

	March 31,	December 31,
	2006	2005
	(millions)
Debt:
6.625% senior notes, due January 20, 2006	$—	$288.8
6.750% senior notes, due January 20, 2009	150.0	150.0

	$150.0	$438.8

     USEC repaid the remaining balance of the 6.625% senior notes amounting to $288.8 million on the scheduled maturity date of January 20, 2006.
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
     At March 31, 2006, the fair value of the senior notes calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $144.8 million, compared with the balance sheet carrying amount of $150.0 million.
     Revolving Credit Facility
     Short-term borrowings under the revolving credit facility amounted to $20.5 million at March 31, 2006. During the three months ended March 31, 2006, aggregate borrowings and repayments amounted to $99.0 million and $78.5 million, respectively, and the peak amount outstanding was $78.5 million. There were no short-term borrowings at December 31, 2005. Letters of credit issued under the facility amounted to $35.8 million at March 31, 2006 and $25.0 million at December 31, 2005.

4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
     Deferred revenue and advances from customers were as follows (in millions):

	March 31,	December 31,
	2006	2005
Deferred revenue	$108.2	$106.8
Advances from utility customers	7.2	8.3
Proceeds from sales of DOE uranium	14.8	17.8

	$130.2	$132.9

     In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. In certain cases, the terms of the agreement require USEC to hold the uranium to which the customer has title. In other cases, the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. Recognition of revenue is deferred until uranium or LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. Related costs associated with deferred revenue, reported in other current assets, totaled $66.5 million at March 31, 2006 and $55.7 million at December 31, 2005.
     Deferred revenue and advances from customers include proceeds from sales of DOE uranium that are pending either payment to USEC as reimbursement for USEC’s costs in processing out-of-specification uranium, or return to DOE if in excess of USEC’s processing costs.
5. ORGANIZATIONAL RESTRUCTURING
     In September 2005, USEC announced it would restructure the Company’s organization and resize the headquarters operations located in Bethesda, Maryland. This included the implementation of an involuntary reduction of 38 employees in the headquarters staff, including the elimination of some senior positions and the realignment of responsibilities under a smaller senior management team. The workforce reductions resulted in special charges for termination benefits of $4.5 million. In connection with the reduction of workforce, USEC offered a termination benefit that did not require additional services. Of these termination charges, which principally consist of severance benefits, $2.7 million was paid or utilized during 2005 and $1.3 million in the first quarter of 2006. USEC plans to pay or utilize the remaining $0.5 million during the second and third quarters of 2006. Additionally, facility related charges of $1.5 million related to efforts undertaken to consolidate office space at the headquarters location were accrued during the first quarter of 2006.
     In late October 2005, we continued our restructuring efforts at our field organizations, announcing voluntary and involuntary staff reductions totaling approximately 200 employees. The restructuring effort at our field organizations resulted in the reduction of 151 employees. The workforce reductions resulted in special charges for termination benefits of $2.8 million which principally consisted of severance benefits. Of these termination charges, $1.5 million was paid or utilized during 2005 and $1.1 million in the first quarter of 2006. The remaining $0.2 million is anticipated to be utilized during the second quarter of 2006.

     A summary of special charges for organizational restructuring and the related balance sheet account information follows (in millions):

			Balance			Balance
	Special	Paid and	Dec. 31,	Special	Paid and	March 31,
	Charge	Utilized	2005	Charge	Utilized	2006
Workforce reductions:
Corporate	$4.5	$(2.7)	$1.8	$—	$(1.3)	$0.5
Field operations	2.8	(1.5)	1.3	—	(1.1)	0.2

Facility related charges:
Corporate	—	—	—	1.5	—	1.5

Total	$7.3	$(4.2)	$3.1	$1.5	$(2.4)	$2.2

     Organizational restructuring and impairment costs by segment are not presented as USEC utilizes gross profit as its segment measure.
6. COMMITMENTS AND CONTINGENCIES
     Power Contracts and Commitments
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases more than 90% of the electric power for the Paducah plant under a power purchase agreement signed with the Tennessee Valley Authority (“TVA”) in 2000, and amended in April 2006. USEC typically purchases the remaining portion of the electric power for the Paducah plant under short-term fixed-price contracts or at market-based prices. Capacity under the TVA agreement is fixed through May 2007. USEC is obligated, whether or not it takes delivery of electric power, to make minimum payments for the purchase of electric power of approximately $500 million through May 2007. Certain power purchases in the summer months of 2006 are fixed at market-based prices. The remainder of power purchases in the period June 2006 to May 2007 are purchased at prices that are subject to potential monthly fuel cost adjustments that would reflect changes in TVA’s fuel costs, purchased power costs, and related costs.
     Environmental Matter
     USEC and certain federal agencies were identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as Superfund), for a site in Barnwell, South Carolina previously operated by Starmet CMI (“Starmet”), one of USEC’s former contractors. In February 2004, USEC entered into an agreement with the EPA to clean up certain areas at Starmet’s Barnwell site. Under the agreement, USEC was responsible for removing certain material from the site that was attributable to quantities of depleted uranium USEC had sent to the site. In December 2005, the EPA confirmed that USEC completed its clean up obligations under the agreement. At March 31, 2006, USEC had an accrued current liability of $0.3 million for remaining payments for work associated with completing the agreement. USEC could incur additional costs associated with its share of costs for cleanup of the Starmet site, resulting from a variety of factors, including a decision by federal or state agencies to recover costs for prior cleanup work or require additional remediation at the site.

     Executive Termination
During 2005, we were in arbitration with our former president and chief executive officer, William H. Timbers, whose employment at USEC was terminated for cause in December 2004. In his demand for arbitration, Mr. Timbers disputed cause and sought damages in excess of $36 million. On February 1, 2006, we entered into a settlement agreement with Mr. Timbers pursuant to which we paid Mr. Timbers a cash settlement of $14.5 million in full settlement of his claims. We also canceled an outstanding loan to Mr. Timbers from the Company in the amount of approximately $0.3 million as part of the settlement. Related charges were accrued in prior periods. Under the settlement agreement, the parties granted each other a mutual release of all claims.
     Other Legal Matters
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
7. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit		Postretirement Health and
	Pension Plans		Life Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Service costs	$4.3	$4.0	$1.5	$2.1
Interest costs	10.1	9.8	2.8	3.7
Expected returns on plan assets (gains)	(13.5)	(13.7)	(1.4)	(1.4)
Amortization of prior service costs (credit)	0.4	0.4	(3.7)	(0.2)
Amortization of actuarial losses	1.2	0.6	0.7	0.5

Net benefit costs (income)	$2.5	$1.1	$(0.1)	$4.7

     Amortization of prior service credit for the postretirement health and life benefit plans in the three months ended March 31, 2006 reflects the institution of a lifetime cap on claims after age 65 for medical and drug coverage. The credit is amortized over the average remaining years of service until full eligibility.
     USEC expects total cash contributions to the plans in 2006 will be as follows: $11.1 million for the defined benefit pension plans and $5.6 million for the postretirement health and life plans. Of those amounts, contributions made as of March 31, 2006 were $1.7 million and $2.0 million related to the defined benefit pension plans and postretirement health and life plans, respectively.
     At December 31, 2005, projected pension benefit obligations were 94% funded and postretirement health and life benefit obligations, typically funded on a pay-as-you-go basis, were 34% funded.

8. STOCK-BASED COMPENSATION
     USEC has stock-based compensation plans available to grant non-qualified stock options, restricted stock, restricted stock units, performance awards and other stock-based awards to key employees and non-employee directors. In February 1999 and in April 2004, stockholders approved an aggregate amount of 14.1 million shares of common stock for issuance under the USEC Inc. 1999 Equity Incentive Plan over a 10-year period. There were 7,846,000 shares available for future awards under the plan at December 31, 2005 (excluding outstanding awards which terminate or are cancelled without being exercised or that are settled for cash), including 5,201,000 shares available for grants of stock options and 2,645,000 shares available for restricted stock or stock units, performance awards and other stock-based awards. USEC’s practice is to issue shares under stock-based compensation plans from treasury stock.
     In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over a 10-year period by participating employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. This plan was amended in 2005 to provide that the purchase price is 85% of the market price at the end of the six-month offer period and to institute a minimum holding period of one year. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. At December 31, 2005, there were 204,000 remaining shares available for purchase under the plan.
     Effective January 1, 2006, USEC adopted the provisions of SFAS No. 123(R), “Share Based Payment”, whereby compensation cost relating to share-based payments is recognized in the financial statements. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense or an inventory cost over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the nominal vesting period. Prior to January 1, 2006, USEC accounted for share-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, with pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Prior to adoption of SFAS No. 123(R), USEC used a straight-line amortization of stock-based compensation over the nominal vesting period. Under SFAS No. 123(R), compensation cost for stock-based awards granted after the adoption is recognized over the requisite service period. USEC has determined that application of the nominal vesting period approach to the unvested outstanding awards at the end of 2005 and application of the requisite service period approach to stock-based compensation awarded beginning in 2006 did not have a material impact on the consolidated financial statements for the three months ended March 31, 2006.
     The new requirements result in the recognition of compensation costs for stock options granted and the discounts provided under the Employee Stock Purchase Plan. USEC recognized expense of $0.1 million during the first quarter of 2006 related to these plans.
     Compensation costs for grants of restricted stock and restricted stock units were recognized in the financial statements under APB Opinion No. 25 and continue to be recognized under SFAS No. 123(R). USEC recognized a net credit of $0.4 million during the first quarter of 2006 related to these plans. This credit reflects the early termination of the prior three-year performance component of the long-term incentive program under the 1999 Equity Incentive Plan for senior executive officers. A new plan was established April 24, 2006 effective March 1, 2006.

     In the first quarter of 2006, total stock-based compensation resulted in a net credit to operating income of $0.3 million (included in selling, general and administrative expenses), or $0.2 million after tax. Stock-based compensation costs capitalized as part of the cost of inventory amounted to $0.1 million.
     Under the modified prospective transition method, prior periods have not been revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the pro forma disclosures under SFAS No. 123. The following table illustrates the effect on net income for the three months ended March 31, 2005 under the pro forma disclosure requirements of SFAS No. 123 (in millions, except per share data):

Three Months
Ended
March 31, 2005
Net income, as reported	$0.9
Add – Stock-based compensation expense included in reported results, net of tax	0.9
Deduct – Stock-based compensation expense determined under the fair-value method, net of tax	(2.4)

Pro forma net income (loss)	$(0.6)

Net income (loss) per share – basic and diluted:
As reported	$.01
Pro forma	(.01)
     The determination of the fair value of stock option awards is affected by our stock price and a number of complex and subjective variables. Fair value is estimated using the Black-Scholes option pricing model, which includes a number of assumptions including our estimates of stock price volatility, employee stock option exercise behaviors, future forfeitures, future dividend payments, and risk-free interest rates.
     The expected term of options granted is estimated as the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin No. 107, “Share Based Payment”. Future stock price volatility is estimated based on historical volatility for the recent period equal to the expected term of the options. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and therefore an expected dividend yield of zero is used in the option valuation model. Historical data are used to estimate pre-vesting option forfeitures at the time of grant. Estimates for option forfeitures are revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded for those awards that are expected to vest.

     The assumptions used to value option grants for the three months ended March 31, 2006 and March 31, 2005 follow:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rate	4.6%	3.8%
Expected dividend yield	—	4%
Expected volatility	41%	42%
Expected option life	3.5 years	3.5 years
     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $4.30 and $4.74, respectively. Stock options vest or become exercisable in equal annual installments over a one to three year period and expire 5 or 10 years from the date of grant. A summary of stock option activity for the three months ended March 31, 2006 follows:

			Weighted-Average
	Stock	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(millions)
Outstanding at December 31, 2005	1,355	$8.97
Granted	242	12.09
Exercised	(170)	6.95
Forfeited or expired	(67)	13.41

Outstanding at March 31, 2006	1,360	$9.56	4.88	$4.2

Exercisable at March 31, 2006	933	$8.94	4.84	$3.7

     The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.0 million and $3.2 million, respectively. The intrinsic value of an option, if any, represents the excess of the fair value of the common stock over the exercise price. Cash received from the exercise of stock options during the three months ended March 31, 2006 and 2005 was $1.2 million and $3.6 million, respectively.
     Stock options outstanding and options exercisable at March 31, 2006, follow (options in thousands):

		Weighted
		Average
		Remaining
Stock Exercise	Options	Contractual	Options
Price	Outstanding	Life in Years	Exercisable
$3.63 to $6.97	163	4.8	163
7.00	115	7.3	66
7.02 to 7.13	207	5.9	207
8.05	192	2.9	157
8.50	150	5.3	150
10.44 to 11.88	103	4.5	2
12.09	242	5.0	—
12.19 to 16.90	188	4.0	188

	1,360	4.9	933

     The fair value of restricted stock is determined based on the closing price of USEC’s common stock on the grant date. Compensation cost for restricted stock is amortized to expense on a straight-line basis over the vesting period, which, depending on the grant, is amortized ratably over a three-year period or at the end of either a one-year or five-year period. Sale of such shares is restricted prior to the date of vesting. A summary of restricted shares activity for the three months ended March 31, 2006 follows (shares in thousands):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Restricted Shares at December 31, 2005	721	$10.44
Granted	243	12.24
Vested	(96)	14.81
Forfeited	(22)	14.77

Restricted Shares at March 31, 2006	846	$10.34

     The fair value of restricted stock units is determined based on the average trading price of USEC’s common stock in the calendar month prior to the grant date. Compensation cost for restricted stock units is generally recognized over a three-year service period, and is marked to market each period.
     Prior to the adoption of SFAS No. 123(R), tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on our consolidated statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense (excess tax benefits) to be reported as a financing cash flow, rather than as an operating cash flow. As a result, excess tax benefits of $0.3 million were classified as financing cash inflows for the three months ended March 31, 2006.
     As of March 31, 2006, there was $9.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $8.6 million relates to restricted shares and restricted stock units, and $1.3 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.
9. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

						Accumu-
						lated
	Common					Other
	Stock,	Excess of				Compre-
	Par Value	Capital			Deferred	hensive	Total
	$.10 per	over	Retained	Treasury	Comp-	Income	Stockholders’
	Share	Par Value	Earnings	Stock	ensation	(Loss)	Equity
Balance at December 31, 2005	$10.0	$970.6	$31.3	$(99.5)	$(2.7)	$(2.1)	$907.6
Common stock issued:
Proceeds from the exercise of stock options	—	—	—	1.2	—	—	1.2
Restricted and other stock issued	—	(0.9)	—	1.3	—	—	0.4
Eliminate deferred compensation under SFAS No. 123(R)	—	(2.7)	—	—	2.7	—	—
Net income	—	—	34.6	—	—	—	34.6

Balance at March 31, 2006	$10.0	$967.0	$65.9	$(97.0)	$—	$(2.1)	$943.8

     In February 2006, the Board of Directors voted to discontinue paying a common stock dividend.

10. NET INCOME PER SHARE
     Basic net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by increasing the weighted-average number of shares by the assumed conversion of potentially dilutive stock compensation awards.

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Weighted-average number of shares outstanding:
Basic	86.3	85.5
Dilutive effect of stock compensation awards	0.3	0.5

Diluted	86.6	86.0

     Other options to purchase shares of common stock having an exercise price greater than the average share market price are also excluded from the calculation of diluted earnings per share.

	Three Months Ended
	March 31,
	2006	2005
Options excluded from diluted earnings per share calculation:
Options to purchase common stock (in millions)	0.2	0.2
Exercise price	$13.25 to $16.90	$14.00 to $16.90

11. SEGMENT INFORMATION
     USEC has two reportable segments: the LEU segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants, and NAC. Gross profit is USEC’s measure for segment reporting. Intersegment sales between the reportable segments amounted to less than $0.1 million in the three months ended March 31, 2006 and have been eliminated in consolidation. There were no intersegment sales in the three months ended March 31, 2005.

	Three Months Ended
	March 31,
	2006	2005
	(millions)
Revenue
LEU segment:
Separative work units	$234.0	$214.3
Uranium	75.8	45.8

	309.8	260.1
U.S. government contracts segment	51.5	51.1

	$361.3	$311.2

Segment Gross Profit
LEU segment	$84.1	$41.2
U.S. government contracts segment	7.9	6.5

Gross profit	92.0	47.7
Special charge for organizational restructuring	1.5	—
Advanced technology costs	19.8	22.7
Selling, general, and administrative	11.7	15.2

Operating income	59.0	9.8
Interest expense, net of interest income	2.9	6.8

Income before income taxes	$56.1	$3.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, including risks and uncertainties, included in the annual report on Form 10-K for the year ended December 31, 2005.
Overview
     USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
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
     Our View of the Business Today
     We believe that the long-term outlook for the nuclear power industry remains strong. Both the Administration and Congress recognize the importance of nuclear power in our nation’s future as evidenced by the Energy Policy Act of 2005, a variety of funding initiatives and the recently announced Global Nuclear Energy Program. We believe that these actions reflect the growing view that a strong domestic nuclear power industry is important to our country’s energy security and global nonproliferation initiatives. Nuclear power is also gaining increased support from the public and the environmental community. Being a leading supplier of LEU and the sole domestic producer of LEU provide unique opportunities for us. However, to remain a key supplier to the nuclear industry over the long term we must effectively manage our significant near-term and mid-term challenges. Below is a summary of the key aspects of our business we are currently focused on and efforts we are taking to manage these challenges and deliver shareholder value.

     Increases in Our Power Costs. In the near to mid-term, dramatically higher costs for power will be putting significant pressure on our business. Historically, electric power has represented approximately 60% of our production costs at the Paducah plant. During the past five years, we satisfied approximately 80% to 90% of our electrical power requirements through below-market, fixed-price purchases under a multiyear power contract that we entered into with the Tennessee Valley Authority (“TVA”), in 2000. However, pricing under the 2000 TVA contract was scheduled to expire at the end of May 2006 and be negotiated annually. On April 6, 2006, we agreed to pricing terms for the 12 months from June 1, 2006 through May 31, 2007. We anticipate that this pricing will be about 50% higher than the previous pricing and consequently power, as a percentage of our production costs, will increase to about 70%. Our power costs will now also be subject to seasonal and monthly adjustments to account for TVA’s fuel and purchased-power costs, which means that our actual power costs could be even greater than we anticipate. See “—Cost of Sales” below.
     In an effort to manage the risks of a possible increase in power costs, we spent the last several years seeking to maximize our efficiency and reduce the other costs of our operations. As a result of these efforts, we have been able to improve the average profit margin on SWU sales to customers in our backlog and reduce selling, general and administrative (SG&A) expenses, leading to our strong results for the year ended December 31, 2005 and the first quarter of 2006. Most of our current contracts with customers do not give us the ability to pass on the increased cost of power to customers in the form of higher prices. Therefore, the benefits of our recent increases in efficiency and cost savings will be more than offset by our higher power costs. The contracts that we are currently signing with customers (principally for expected delivery of LEU in the 2008 and 2009 timeframe and beyond) reflect today’s higher prices and are designed to help us recover future increases in power costs.
     In spite of our efforts, we expect that our higher power costs will begin to reduce our operating cash flows in the second quarter of 2006. The effect on our consolidated statements of income will not be as immediately apparent. We expect that the impact of higher power costs will begin to be reflected in our inventory in the latter half of 2006, although as a result of our average inventory cost accounting method (which is discussed in this Item under the caption “Cost of Sales”) such impact will not be fully reflected in our results of operation until 2007 and 2008.
     The Importance of Our Enrichment Technology. We currently depend on our gaseous diffusion plant in Paducah, Kentucky for approximately one-half of the LEU that we need to meet our delivery obligations. As a result of our efforts to make our enrichment production more cost effective, the Paducah plant is operating at its most cost effective levels in decades. However, all of our competitors either currently use or are transitioning to centrifuge technology, which is a more advanced technology that uses a fraction of the power required by gaseous diffusion. The impact that higher power costs has on our business reinforces the need for us to deploy more efficient ways to produce LEU to remain competitive.
     We continue our substantial efforts at developing and deploying the American Centrifuge technology as a replacement for the gaseous diffusion technology used in Paducah. We believe it will prove to be even more efficient than the centrifuge technology that our competitors use. Despite delays over the past year in the demonstration program, we continue to believe that the American Centrifuge is the future of our business and feel confident in its potential. Our centrifuge demonstration program is in a critical phase this year as we begin to assemble our first cascade of machines. We expect to demonstrate the performance and economics of the American Centrifuge project in the fall. With the data we gather from this performance testing as well as continuing discussions with our manufacturing and supply partners, we will be refining our total cost estimates for the American Centrifuge plant later this year. We have seen some increases in the past year in market costs for some raw materials that we will use in construction of the American Centrifuge plant, which could impact these cost estimates.

     We are also focused on formulating a financing plan for the American Centrifuge. The American Centrifuge project is a large and capital-intensive undertaking, especially for a company of our size, and while we expect to continue to finance a portion of this project with internal cash, a significant amount of outside financing will be required. Our ability to secure this financing will depend in large part on the project’s economics, our risk profile and projected earnings, taking into account overall cost estimates, timing, and market assumptions. See “—American Centrifuge Technology” below.
     Russian Suspension Agreement. We are also actively participating in the pending “sunset review” of the Russian Suspension Agreement, which is conducted every five years by the Department of Commerce and the U.S. International Trade Commission. We expect final determinations by the agencies in May and July of this year, respectively. The Russian Suspension Agreement restricts imports into the United States of LEU produced in the Russian Federation other than LEU purchased by USEC under the Russian Contract. Therefore, unless accompanied by equivalent limitations on imports or unless other steps are taken by the U.S. government to limit the impact on USEC, a termination or modification of the Russian Suspension Agreement could result in a significant increase in sales of Russian-produced LEU that could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase from the Russian Federation under the Russian Contract. See “—Russian Suspension Agreement” below.
     Please see the further discussion of risks and uncertainties that face us, our business and the nuclear industry as a whole contained in this report in Part II, Item 1A, “Risk Factors,” and in our Annual Report on Form 10-K in Part I, Item 1A, “Risk Factors.”
Revenue from Sales of SWU and Uranium
     The majority of our customers are domestic and international utilities that operate nuclear power plants. Revenue is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     Our agreements with electric utilities are primarily long-term contracts under which our customers are obligated to purchase a specified quantity of SWU or uranium or a percentage of their annual SWU or uranium requirements. Under requirements contracts, our customers are not obligated to make purchases if they do not have requirements.
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

     Our financial performance over time can be significantly affected by changes in prices for SWU. The SWU price indicator for new long-term contracts, as published by TradeTech in Nuclear Market Review, was $122 per SWU on March 31, 2006, $113 per SWU on December 31, 2005, and $108 per SWU on March 31, 2005. This price indicator is representative of base year prices under new long-term enrichment contracts in our primary markets. However, our backlog includes contracts awarded to us when prices were lower. As a result, there is a lag between increases in market prices and increases in our average SWU price billed to customers.
     The spot price indicator for uranium hexafluoride, published in Nuclear Market Review, was $119 per kilogram of uranium on March 31, 2006, an increase of $13 (or 12%) from $106.00 on December 31, 2005 and an increase of $49 (or 70%) from $70.00 on March 31, 2005. The long-term price for uranium hexafluoride, as calculated using indicators published in Nuclear Market Review, was $118.63 per kilogram of uranium on March 31, 2006, an increase of $12.57 (or 12%) from $106.06 per kilogram of uranium on December 31, 2005, and an increase of $34.78 (or 41%) from $83.85 on March 31, 2005. However, most of our uranium inventory has been committed under sales contracts with utility customers, and the positive impact of higher prices is limited to sales under new contracts and to sales under contracts with prices determined at the time of delivery.
     A substantial portion of our earnings and cash flows is derived from sales of uranium. We expect that our inventory of uranium is sufficient to continue sales through 2007. We will continue to supplement our supply of uranium for additional sales by underfeeding the production process at the Paducah plant, as long as it continues to be economical, and by purchasing uranium from suppliers. Underfeeding is also used to compensate, as necessary, for the difference between the amount of uranium supplied by us to the Russian Federation for the LEU provided under the Russian Contract and the amount of uranium supplied to us by customers for the LEU we deliver to them. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium.
     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby and processing out-of-specification uranium at the Portsmouth plant. The cold standby program has been extended through September 2006, and modified to include actions necessary to transition to a preliminary decontamination and decommissioning program (“cold shutdown”). We expect that the processing of out-of-specification uranium for DOE will continue through September 2008. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations. Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency. Revenue from U.S. government contracts includes revenue from NAC.
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
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2005, the power load at the Paducah plant averaged 1,320 megawatts and costs for electric power represented 60% of production costs at the Paducah plant. We purchased 87% of the electric power for the Paducah plant in 2005 at fixed, below-market prices as part of a multiyear power contract signed with TVA in 2000. We purchased almost all of the remaining portion of the electric power for the Paducah plant under higher-cost, fixed-price contracts which were more representative of market prices.
     On April 6, 2006, USEC and TVA entered into an amendment to the 2000 TVA power contract that provides for the quantity and pricing of power purchases for the period June 1, 2006 through May 31, 2007. Pricing under the amendment consists of a summer and a non-summer power price, which are subject to a fuel cost adjustment to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. Previously, the TVA power contract did not have a fuel cost adjustment provision. The fuel cost adjustment will be determined monthly, based on TVA’s forecasts, and will include a monthly true-up adjustment to reconcile TVA’s prior forecasts to actual data. This pricing represents an increase of approximately 50 percent compared to previous prices under the contract, without taking into account the cost of any additional power purchases during the summer months (such as the supplemental summer power described below) and the potential positive or negative impact of future fuel cost adjustments. The increase in electric power costs will increase overall SWU production costs, which will negatively impact our gross margin and cash flow. We have begun negotiations with TVA for the quantity and prices of power for the period from June 1, 2007 through May 31, 2008.
     We expect our power costs to be negatively impacted immediately under the new fuel cost adjustment provision, and after termination of our current pricing terms in May 2007 we are at risk for additional power cost increases in the future. We evaluated the negative economic implications of these expected increased power prices and determined there is no impairment to the carrying value of our long-term assets relating to the Paducah plant. We will continue to monitor and evaluate the situation.
     The quantity of power purchases for the Paducah plant under the amendment ranges from 300 megawatts at all hours in the summer months (June – August) to 1,600 megawatts at all hours in the non-summer months. In addition, we can request additional power supply from TVA at market-based prices. Consistent with past practice, TVA agreed to make available and we agreed to purchase, at market-based prices, an additional 600 megawatts of power at all hours during the summer months of 2006. We are obligated, whether or not we take delivery of electric power, to make minimum payments for the purchase of electric power of approximately $500 million through May 2007.

     We also agreed to certain modifications to the provisions of the power contract that require us to provide financial assurances to support our payment obligations to TVA. In accordance with these modified provisions, we are providing certain financial assurances of our payment, including an irrevocable letter of credit and weekly prepayments based on the price and our usage of power.
     We store depleted uranium at the Paducah and Portsmouth plants and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE and, under federal law, DOE would also process our depleted uranium if we provided it to DOE. If we were to dispose of our uranium in this way, we would be required to reimburse DOE for the related costs of disposing our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for our depleted uranium disposition is dependent upon the volume of the depleted uranium that we generate and estimated processing, transportation and disposal costs. Our calculation of the estimated unit cost is based primarily on projected cost data obtained from DOE without consideration given to unidentified contingencies or reserves, and was increased in 2005. Our estimate is approximately 30% less than a DOE estimate used in our NRC license application for the American Centrifuge Plant in Piketon that included unidentified contingencies or reserves. Almost all of our depleted uranium is located at the Paducah plant. Based on a DOE estimate, the estimated cost for processing depleted uranium at the Paducah plant including unidentified contingencies or reserves is approximately 20% higher than our estimated unit cost. The estimated cost and accrued liability, as well as financial assurances we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
     Under the DOE-USEC Agreement signed in 2002, we incurred costs to process and remove contaminants from out-of-specification uranium, and, in return, DOE took title to 23.3 million kilograms of the depleted uranium that we generated at the Paducah plant over a four-year period. For this quantity of depleted uranium, our effective disposition costs were reduced. Transfers of depleted uranium to DOE were completed in the quarter ended June 30, 2005 resulting in higher unit costs for the future disposition of depleted uranium generated subsequent to June 30, 2005.
     Replacing Out-of-Specification Uranium Inventory
     Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization in 1998 and in the process of being remediated, reported in note 2 to the consolidated condensed financial statements.
     American Centrifuge Technology
     We continue to demonstrate our next-generation American Centrifuge uranium enrichment technology at facilities in Oak Ridge, Tennessee and Piketon, Ohio. The first nine project milestones under the DOE-USEC Agreement have been completed on or ahead of schedule. Testing of individual machines in special test equipment located in Oak Ridge has shown very good progress toward achieving our targeted performance level. Refurbishment work at the Piketon facility has been substantially completed and employees have been practicing assembling centrifuge machines. We expect to begin installing centrifuge machines in the Lead Cascade this summer, with cascade operations beginning thereafter, and to meet the next milestone under the DOE-USEC Agreement by obtaining satisfactory reliability and performance data from the Lead Cascade at the American Centrifuge Demonstration Facility in Piketon in October. We will operate the Oak Ridge and Piketon facilities for the purpose of demonstrating machine performance, evaluating our enhancements to U.S. centrifuge technology and obtaining centrifuge performance in a cascade configuration. Data gathered from these demonstrations relating to cost, schedule, and technology performance will be evaluated prior to initiating construction of the American Centrifuge Plant in Piketon.
     Subject to completion of project milestones, issuance of an NRC license and other permits, and other factors discussed below, we plan to begin construction of the American Centrifuge Plant in 2007, begin uranium enrichment operations in 2009, and reach an initial annual production capacity of 3.5 million SWU in 2011. The American Centrifuge Program is estimated to cost approximately $1.7 billion, excluding capitalized interest. We will continue to refine our total cost estimates based on data gathered from testing and demonstrations as well as further discussions with our manufacturing and supply partners.
     The process of obtaining an operating license from the NRC for the American Centrifuge Plant continues to proceed on schedule. We believe the NRC will be able to issue the license by early 2007.
     Total expenditures, including both expense and capital related to American Centrifuge technology for the three months ended March 31, 2006, and 2005 are as follows (in millions ):

	Three Months Ended
	March 31,
	2006	2005
Total expenditures (A)	$25.1	$26.2
Amount expensed	$19.5	$22.1
Amount capitalized (B)	$5.6	$4.1

(A)	Total expenditures are all American Centrifuge costs including demonstration facility, licensing activities, commercial plant facility, program management, and interest related costs.

(B)	Cumulative capitalized costs as of March 31, 2006 are $27.7 million and include interest of $1.5 million.
     The successful construction and operation of the American Centrifuge Plant is dependent upon a number of risks and uncertainties including those related to our ability to satisfactorily and timely demonstrate and deploy the American Centrifuge technology and achieve the milestones under the DOE-USEC Agreement as well as to the risks and uncertainties related to our ability to finance the project and to recover the capital that we invest in connection with the American Centrifuge Plant. For a further discussion of these risks and uncertainties, see Part II, Item 1A, “Risk Factors.”
     Government Investigation of Imports from France
     In 2002, the U.S. Department of Commerce (“DOC”) imposed antidumping and countervailing duty (anti-subsidy) orders on imports of LEU produced in France. The orders were imposed in response to unfair trading practices by our French competitors in connection with imports of LEU into the United States.
     In 2005, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) ruled that:
•	SWU contracts were sales of services, not merchandise, and thus were not subject to the U.S. antidumping law, and

•	a subsidy provided through government payments under SWU contracts at above-market prices is not subject to the countervailing duty law.

     In January 2006, the U.S. Court of International Trade (“CIT”) issued remand orders that required the DOC to revise the final determinations and orders in the French LEU cases based on the Federal Circuit’s rulings. Pursuant to the CIT’s order, the DOC determined in March 2006 that (1) the countervailing duty investigation would result in a de minimis subsidy margin that would not support imposition of a countervailing duty order on imports of French LEU and (2) the antidumping margin applicable only to imports of French LEU is slightly higher than the margin found in the original investigation, but is applicable only to LEU sold for cash, and not to LEU supplied under SWU contracts in which the customer delivers uranium and only pays cash for the SWU component of the LEU.
     The DOC’s remand determinations will not be implemented until there is a final decision in the pending appeals of the French LEU cases. The CIT is now considering the DOC’s remand determinations. If the remand determinations are affirmed by the CIT, the CIT’s decisions can be appealed to the Federal Circuit. If the Federal Circuit affirms the DOC’s remand determinations, any of the parties to the appeal in turn could petition the U.S. Supreme Court to review the Federal Circuit’s decision regarding the remand determinations and orders, as well as the 2005 rulings described above.
     Russian Suspension Agreement
     Imports of LEU produced in the Russian Federation are subject to restrictions imposed under the Russian Suspension Agreement (“Russian SA”). Currently, the DOC and the U.S. International Trade Commission (“ITC”) are conducting a “sunset” review of the Russian SA to determine whether termination of the Russian SA is likely to lead to (1) a continuation or recurrence of dumping of Russian uranium products or (2) a continuation or recurrence of material injury to the U.S. uranium industry, including USEC. We are supporting continuation of the Russian SA before both the DOC and ITC, and are actively participating in these proceedings.
     On March 24, 2006, the DOC announced that it had preliminarily determined that termination of the Russian SA would result in a recurrence of dumping. We expect the DOC to make its final determination on May 30, 2006. The ITC, which does not issue a preliminary determination in “sunset” reviews, is expected to make its final determination in July 2006. Termination of the Russian Suspension Agreement pursuant to a negative determination by either the DOC or the ITC in the sunset review could result in a significant increase in sales of Russian-produced LEU that could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract, which could substantially reduce our revenues, gross margins and cash flows.
     Regardless of the outcome of the sunset review, the Russian Federation may terminate the Russian SA upon sixty days notice to the DOC. If the Russian Federation were to exercise this right, the DOC would recommence its 1991 antidumping investigation that was suspended by the Russian SA, and would require importers of Russian LEU, including USEC under the Russian Contract, to post bonds to cover estimated duties on imports subject to that investigation. In this event, we would be required to post bonds to cover those duties, which would likely exceed 100% of the value of the imports. Further, if the investigation resulted in an antidumping order, we would have to pay the estimated duties on future imports of Russian LEU in cash. We would be obligated for both posting of the bonds and payment of duties unless a legal mechanism could be identified that would remove these obligations. We are evaluating ways that could possibly reduce or eliminate this obligation, but at this time, we have not completed our review. We believe that the cost of posting the bonds and paying any duties ultimately imposed on imports under the Russian Contract would significantly increase our cost of importing Russian LEU and could make the purchase of SWU under the Russian Contract uneconomic.

     In February 2006, OAO Techsnabexport (“TENEX”), the Russian Federation’s Executive Agent under the Russian Contract, asked the DOC to confirm that it could sell in the United States a stockpile of LEU imported in the 1990s by TENEX pursuant to the Russian SA. We believe that the sale of the stockpile would undercut prices in the U.S. market and we have submitted comments to the DOC opposing the sale of the LEU.
Results of Operations – Three Months Ended March 31, 2006 and 2005
     The following table shows for the three months ended March 31, 2006 and 2005, certain items from the accompanying Consolidated Condensed Statements of Income detailed by reportable segments and in total. We have two reportable segments: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is the primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants as well as nuclear energy solutions provided by NAC. Intersegment sales between the reportable segments were less than $0.1 million in the three months ended March 31, 2006 and have been eliminated in consolidation. There were no intersegment sales in the three months ended March 31, 2005. Results of operations are discussed following this table (in millions):

		U.S. Government
	LEU Segment	Contracts Segment	Total
Three Months Ended March 31, 2006
Revenue	$309.8	$51.5	$361.3
Cost of sales	225.7	43.6	269.3

Gross profit	$84.1	$7.9	92.0

Special charge for organizational restructuring			1.5
Advanced technology costs			19.8
Selling, general and administrative			11.7

Operating income			59.0
Interest expense			4.7
Interest (income)			(1.8)

Income before income taxes			56.1
Provision for income taxes			21.5

Net income			$34.6

Three Months Ended March 31, 2005
Revenue	$260.1	$51.1	$311.2
Cost of sales	218.9	44.6	263.5

Gross profit	$41.2	$6.5	47.7

Advanced technology costs			22.7
Selling, general and administrative			15.2

Operating income			9.8
Interest expense			8.7
Interest (income)			(1.9)

Income before income taxes			3.0
Provision for income taxes			2.1

Net income			$0.9

     Revenue
     Total revenue increased $50.1 million in the three months ended March 31, 2006 compared to the same period in 2005. Total LEU revenue increased $49.7 million in three months ended March 31, 2006 compared to the corresponding period in 2005 as shown in the table below (in millions, except percentage change):

			Total
	SWU	Uranium	LEU
	Revenue	Revenue	Revenue
Three months ended March 31, 2006	$234.0	$75.8	$309.8
Three months ended March 31, 2005	214.3	45.8	260.1

Increase / (Decrease) from 2005 to 2006	$19.7	$30.0	$49.7

Percentage Change	9%	66%	19%
     Revenue from sales of SWU increased $19.7 million in the three months ended March 31, 2006 compared to the corresponding period in 2005, reflecting a 9% increase in the average price billed to customers. The volume of SWU sold was about the same. The increase in the average price reflects changes in the customer mix, as well as SWU price increases resulting from contractual provisions for inflation and the higher prices charged to customers under contracts signed in recent years. We estimate the average SWU price billed to customers in 2006 will be 4% to 5% higher than in 2005.
     Revenue from sales of uranium increased $30.0 million in the three months ended March 31, 2006 compared to the corresponding period in 2005, reflecting an increase in the average price billed to customers of 96%, partly offset by a decrease in the volume of uranium sold of 15%. The increase in the average price billed to customers reflects changes in the customer mix and the periods when contracts were signed. We estimate the average price for uranium billed to customers in 2006 will be about 25% higher than in 2005.
     Revenue from the U.S. government contracts segment increased $0.4 million (or less than 1%) in the three months ended March 31, 2006 compared to the corresponding period in 2005.
     Cost of Sales
     Cost of sales for SWU and uranium increased $6.8 million (or 3%) in the three months ended March 31, 2006 compared to the corresponding period in 2005. Cost of sales per SWU was 4% higher in the 2006 three-month period reflecting increases in the monthly moving average inventory costs. Under the monthly moving average inventory cost method we use to value our SWU and uranium inventories, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over future periods.
     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract declined $11.7 million in the three months ended March 31, 2006, compared with the corresponding period in 2005. Although the market-based purchase cost per SWU under the Russian Contract increased in this period, the decrease in total purchase cost for Russian SWU was due to lower volumes reflecting the timing of deliveries.
     Production costs decreased $5.2 million (or 4%) in the three months ended March 31, 2006 compared to the corresponding period in 2005. Our production level decreased 6% and unit production costs increased 2% in that three-month period. The cost for electric power decreased $3.8 million due to lower megawatt hours purchased despite a slight increase in the average cost per megawatt hour compared to the corresponding period in 2005.

     Cost of sales for the U.S. government contracts segment decreased $1.0 million (or 2%) in the three months ended March 31, 2006 compared to the corresponding period in 2005.
     Gross Profit
     Our gross profit margin increased to 25.5% in the three months ended March 31, 2006, compared with 15.3% in the corresponding period in 2005. We estimate our gross profit margin for the full year will be 15% to 16% in 2006, compared to 15% in 2005, reflecting an increase in power costs in the second half of 2006 and more modest SWU and uranium price increases for the full year 2006 than in the first quarter of 2006.
     Gross profit for SWU and uranium increased $42.9 million (or 104%) in the three months ended March 31, 2006 compared to the corresponding period in 2005, reflecting higher sales prices for SWU and uranium, partly offset by a lower volume of uranium sold and higher cost of sales per SWU. The uranium component of low enriched uranium is generating a higher gross profit margin.
     Gross profit for the U.S. government contracts segment increased $1.4 million (or 22%) in the three months ended March 31, 2006 primarily due to the timing of sales of higher margin NAC products and services as compared to the corresponding period in 2005.
     Special Charge for Organizational Restructuring
     In connection with our organizational restructuring announced in September 2005, facility related charges of $1.5 million were accrued during the first quarter of 2006 related to efforts undertaken to consolidate office space at the headquarters location in Bethesda, Maryland. We ceased use of a portion of the headquarters office space by the end of the first quarter of 2006 leading to the facility related charge.
     Advanced Technology Costs
     Advanced technology costs, primarily demonstration costs for the American Centrifuge technology, decreased $2.9 million (or 13%) in the three months ended March 31, 2006 compared to the corresponding period in 2005. Spending in the 2005 period reflected refurbishment costs for the American Centrifuge Demonstration Facility. In the first quarter of 2006, we performed less Lead Cascade refurbishment and focused our efforts on Lead Cascade systems testing and confirmation, procedure development, training and other lower-cost activities.
     Selling, General and Administrative
     Selling, general, and administrative expenses declined $3.5 million (or 23%) in the three months ended March 31, 2006 compared to the corresponding period in 2005. The decrease is primarily a result of $3.1 million reductions in compensation and employee benefit related expenses from the organizational restructuring of headquarters that was announced in September 2005, and the early termination of the prior three-year performance component of the long-term incentive program for senior executive officers. A new plan was established April 24, 2006 effective March 1, 2006. Consulting expenses also decreased period to period by $0.2 million as a result of continued efforts to manage administrative costs.

     Operating Income
     Operating income increased $49.2 million (or 502%) in the three months ended March 31, 2006 compared to the corresponding period in 2005, reflecting higher gross profits in both business segments and lower selling, general and administrative expenses and advanced technology costs.
     Interest Expense and Interest Income
     Interest expense declined $4.0 million (or 46%) in the three months ended March 31, 2006 compared to the corresponding period in 2005. The decline resulted primarily from our repurchase in January 2006 of $288.8 million of our 6.625% senior notes. Interest income in the three months ended March 31, 2006 was about the same as in the corresponding period in 2005.
     Provision for Income Taxes
     The provision for income taxes is $21.5 million for the three months ended March 31, 2006, compared to $2.1 million in the corresponding period in 2005. Our effective tax rate is approximately 38% for the three months ended March 31, 2006. We recorded negative effects on deferred tax assets from reductions in the Kentucky tax rate in the first quarter of 2005. Excluding the one-time effects of the Kentucky deferred tax asset reductions, our effective tax rate was 34% in the corresponding period in 2005. The difference in the effective rates between periods reflects accruals of a nontaxable Medicare subsidy and research tax credits.
     Net Income
     Net income amounted to $34.6 million (or $.40 per share) in the three months ended March 31, 2006, compared with net income of $0.9 million (or $.01 per share) in the corresponding period in 2005. The improvement of $33.7 million reflects higher gross profits in both business segments and decreases in interest expense, selling, general and administrative expenses and advanced technology costs.
2006 Outlook
     USEC reiterates our previous earnings and cash flow guidance for 2006 provided in February 2006. Specifically, the guidance recognizes that an approximately 50 percent increase in power prices will begin to impact results in the second half of the year. We reiterate our guidance for net income in a range of $70 to $80 million after expenses for the American Centrifuge and we expect a gross profit margin of 15 to 16 percent. Cash flow from operations in 2006 is expected to generate approximately $145 to $155 million. We have not provided guidance for 2007 but we expect higher electricity prices to have a substantial impact on financial results in 2007 and beyond.

Liquidity and Capital Resources
     Operating Activities
     Cash flow from operating activities was $37.1 million in the three months ended March 31, 2006, compared with $80.5 million in the corresponding period in 2005, or $43.4 million less cash generated from operating activities period to period. Results of operations contributed $33.7 million along with a reduced build-up of inventories of $29.5 million period to period, but these amounts were more than offset by the timing of purchases of SWU under the Russian Contract of $30.0 million period to period, accounts receivable providing less cash period to period of $45.8 million, and accounts payables and other liabilities utilizing more cash period to period of $22.7 million. The accounts receivables and payable changes were based on year-end sales and production volume changes.
     Investing Activities
     Capital expenditures amounted to $7.5 million in the three months ended March 31, 2006, compared with $6.1 million in the corresponding period in 2005. Capital expenditures include capitalized costs associated with the American Centrifuge Plant, amounting to $5.6 million in the three months ended March 31, 2006, compared with $4.1 million in the corresponding period in 2005.
     Financing Activities
     The issuance of common stock, primarily from the exercise of stock options, provided cash flow from financing activities of $0.9 million in the three months ended March 31, 2006, compared with $4.9 million in the corresponding period in 2005. There were 86.9 million shares of common stock outstanding at March 31, 2006, compared with 86.6 million at December 31, 2005, an increase of 0.3 million shares (or less than a 1% increase). There were 86.1 million shares of common stock outstanding at March 31, 2005, compared with 85.1 million at December 31, 2004, an increase of 1.0 million shares (or a 1% increase).
     In February 2006, the Board of Directors voted to discontinue paying a common stock dividend in order to redirect those funds to reduce the level of external financing needed for construction of the American Centrifuge Plant. Dividends paid to stockholders amounted to $11.7 million (or a quarterly rate of $0.1375 per share) in the three months ended March 31, 2005.
     We repaid the remaining principal balance of our 6.625% senior notes amounting to $288.8 million on the scheduled maturity date of January 20, 2006, using cash on hand and borrowing under our bank credit facility of approximately $78.5 million. We repaid the $78.5 million draw with funds from operations by the end of January 2006. Short-term borrowings of $20.5 million under the revolving credit facility supplied cash on a net basis for the three months ended March 31, 2006.
     Working Capital

	March 31,	December 31,
	2006	2005
	(millions)
Cash and cash equivalents	$21.6	$259.1
Accounts receivable – trade	196.7	256.7
Inventories	970.8	974.3
Short-term debt	(20.5)	—
Current portion of long-term debt	—	(288.8)
Other current assets and liabilities, net	(288.6)	(338.6)

Working capital	$880.0	$862.7

     Capital Structure and Financial Resources
     At March 31, 2006, our long-term debt consisted of $150.0 million of 6.750% senior notes due January 20, 2009. The senior notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. We repaid the remaining balance of our 6.625% senior notes amounting to $288.8 million on the scheduled maturity date of January 20, 2006.
     In August 2005, we entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of the Company and our subsidiaries. The credit facility is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Borrowings under the facility are subject to limitations based on established percentages of eligible accounts receivable and inventory.
     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on our election, either:
•	the sum of (1) the greater of the JPMorgan Chase Bank prime rate and the federal funds rate plus 1/2 of 1% plus (2) a margin ranging from 0.25% to 0.75% based upon collateral availability, or

•	the sum of LIBOR plus a margin ranging from 2.0% to 2.5% based on collateral availability.
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility.
     The revolving credit facility also contains various reserve provisions that may reduce the facility’s availability periodically or restrict the use of borrowings. First, after July 19, 2006, the facility’s availability will be reduced by $150 million less the amount of any proceeds from any debt or equity offering completed prior to that date. Debt or equity offerings after July 19, 2006 would reduce the amount of the reserve. The effect of this restriction is that unless we complete a debt or equity offering of at least $150 million prior to July 19, 2006, the availability under our revolving credit facility will, until we complete such an offering, be reduced by up to $150 million. Second, the facility contains covenants that can periodically limit us to $50 million in capital expenditures based on available liquidity levels. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.
     As of March 31, 2006, we were in compliance with all covenants under the revolving credit facility. Short-term borrowings and letters of credit under the revolving credit facility amounted to $20.5 million and $35.8 million at March 31, 2006, respectively.
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
     The total debt-to-capitalization ratio was 15% at March 31, 2006 and 33% at December 31, 2005. We expect that our cash, internally generated funds from operations, and available financing under the revolving credit facility will be sufficient over the next 12 months to meet our cash flow obligations.
     We continue to evaluate various options for financing construction of the American Centrifuge Plant, including an equity securities offering later this year. Any offering would be subject to market conditions. Restrictions in our revolving credit facility provide that unless we complete an offering of at least $150 million prior to July 19, 2006, availability under the $400 million credit facility will, until we complete such an offering, be reduced by up to $150 million.
     We are in the process of demonstrating, and plan to deploy, the American Centrifuge technology. American Centrifuge is currently estimated to cost approximately $1.7 billion, excluding capitalized interest. We will continue to refine our total cost estimates based on data gathered from testing and demonstrations as well as discussions with our manufacturing and supply partners. Initial funding for American Centrifuge costs are expected to be through internally generated cash and some form of equity securities offering. Thereafter, we expect to fund capital costs using a number of sources, including all cash flow from operations and proceeds from debt offerings, the terms of which will depend on conditions at the time funds are needed for construction of the American Centrifuge Plant. The credit facility may be used for general corporate purposes including the funding of capital expenditures but the facility contains restrictive covenants that could periodically limit the amount of funding of capital expenditures based on available liquidity levels.
New Accounting Standards
     Reference is made to New Accounting Standards in note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At March 31, 2006, the balance sheet carrying amounts for cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has long-term debt consisting of $150.0 million in 6.750% senior notes scheduled to mature January 20, 2009. At March 31, 2006, the fair value of the senior notes is $144.8 million and the balance sheet carrying amount is $150.0 million. The fair value is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. USEC has not entered into financial instruments for trading purposes.
     Reference is made to our disclosures in Item 7A of our 2005 Annual Report on Form 10-K and the additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:
•	commodity price risk subsequent to May 2006 for electric power requirements for the Paducah plant (refer to “Overview – Cost of Sales” and “Results of Operations – Cost of Sales”), and

•	interest rate risk relating to any outstanding borrowings at variable interest rates under the $400.0 million revolving credit agreement (refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources”).
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to information regarding an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, USEC and others, reported in note 6 to the consolidated condensed financial statements.
Item 1A. Risk Factors
     We have updated or supplemented the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K primarily to take into account the effects of recent increases in our power costs on our business and prospects and increased perceived threats to competition relating to the Russian Suspension Agreement. Investors should carefully consider the updated risk factors below and the other risk factors in our Annual Report on Form 10-K, in addition to the other information in our Annual Report and in this quarterly report on Form 10-Q, before deciding to purchase our securities.
          The future viability of our business depends on our ability to replace our enrichment technology by deploying the American Centrifuge technology.
     We currently depend on our gaseous diffusion facility in Paducah, Kentucky for approximately one-half of the LEU that we need to meet our delivery obligations to our customers. The gaseous diffusion technology that we use at the Paducah plant is an older, high-operating cost technology that requires substantially greater amounts of electric power than the centrifuge technology used by our competitors. Due to significant increases in our power costs, the likelihood of additional power cost increases in the future and the fact that our competitors use enrichment technologies that enable them to produce LEU at a far lower operating cost, we believe that the production of LEU using gaseous diffusion technology may become increasingly uneconomic in the future. We are focusing on developing and deploying an advanced uranium enrichment centrifuge technology, which we refer to as American Centrifuge technology, as a replacement for our gaseous diffusion technology. American Centrifuge technology is more advanced and substantially more operationally cost-efficient than gaseous diffusion. We are not currently pursuing any strategies to replace our gaseous diffusion plant at Paducah with alternatives other than the American Centrifuge Plant. As a result, if we are unable to successfully and timely demonstrate and deploy the American Centrifuge Plant due to the risks and uncertainties described in this Item or for any other reasons, then our gross margins, cash flows and results of operations could be materially and adversely affected and our business may not remain viable.
     We face a number of risks and uncertainties associated with the successful demonstration, construction and deployment of the American Centrifuge technology.
     American Centrifuge technology is more advanced and operationally cost-efficient than our gaseous diffusion technology that we currently depend on for LEU production at our Paducah plant. Nevertheless, the development, demonstration, construction and deployment of the American Centrifuge technology is a large and capital-intensive undertaking that is subject to numerous risks and uncertainties.
     We are in the process of demonstrating the American Centrifuge technology and are working toward reaching initial capacity of the American Centrifuge Plant by 2011. To date, however, we have experienced several delays in demonstrating the American Centrifuge technology. These delays resulted from the failure of certain materials to meet specifications, performance issues related to certain centrifuge components and compliance with new regulatory requirements, and we could experience additional delays in the future for these and other reasons. Our next milestone under the DOE-USEC Agreement is to obtain satisfactory reliability and performance data from the lead cascade by October 2006. Under the DOE-USEC Agreement, if, for reasons within our control, we fail to meet this or any other milestone and the resulting delay would materially impact our ability to begin commercial operations on schedule, DOE could take a number of actions. These actions include terminating the DOE-USEC Agreement, recommending a reduction or termination of our access to Russian LEU or the Paducah plant, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project, or supporting competing projects for production of LEU.
     In addition to the issues that could arise under the DOE-USEC Agreement, delays in the demonstration and deployment of the American Centrifuge could make it more difficult for us to attract and retain customers and could extend the time under which we are contractually required to continue to operate our high-cost Paducah plant. These outcomes could substantially reduce our revenues, gross margins and cash flows.
     We will require significant financing in order to achieve commercial deployment of the American Centrifuge Plant. We cannot assure investors that we will be able to obtain sufficient financing and we cannot predict the cost of or the terms on which such financing will be available. Factors that could affect our ability to obtain financing and the cost of the financing could include:
•	downgrades in our credit rating;

•	market price and volatility of our common stock;

•	general economic and capital market conditions;

•	the expected success of our demonstration of the American Centrifuge and its expected costs, timing and return on investment;

•	conditions in energy markets;

•	regulatory developments;

•	the impact on USEC of reductions or changes in trade restrictions on imports of Russian and other foreign LEU;

•	investor confidence in the industry and in us and any entity with whom we may partner;

•	our perceived competitive position;

•	expectations as to future SWU prices and our ability to secure long-term SWU purchase commitments from customers at adequate prices;

•	the level of success of our current operations; and

•	restrictive covenants in the agreements governing our revolving credit facility that limit our operating and financial flexibility.
     Our ability to obtain sufficient financing for the American Centrifuge Plant might also be adversely impacted by our inability to accurately estimate the capital that will be required. Our cost estimates for the American Centrifuge Plant are based on many assumptions that are subject to change as new information becomes available or as unexpected events occur. Many of these assumptions, such as the cost of raw materials to build the plant, are outside our control. Accordingly, we cannot assure investors that costs associated with the American Centrifuge Plant will not be materially higher than anticipated. Even if we are able to accurately estimate its cost and obtain the external financing necessary for the American Centrifuge Plant, we cannot assure investors that the benefits that we gain from the American Centrifuge Plant will be sufficient to offset the costs of our investment.

     In addition, certain actions by DOE are required for the American Centrifuge commercial plant to proceed, including entering into a long-term lease agreement with DOE for the American Centrifuge facilities, removal of machines, wastes and other materials from the facilities, and agreeing with DOE on terms for our license of the intellectual property upon which the American Centrifuge is based. If DOE fails to take appropriate and timely action, it could delay or disrupt our ability to meet the milestones in the DOE-USEC Agreement, which could delay or prevent successful demonstration or deployment of the American Centrifuge technology or affect our ability to obtain necessary financing.
     Because of its central importance to our business strategy and our current lack of alternatives, if we are unable to successfully and timely demonstrate, construct and deploy the American Centrifuge Plant, our gross margins, cash flows and results of operations could be materially and adversely affected and our business may not remain viable.
     Significant increases in the cost of the electric power supplied to our Paducah plant will significantly increase our overall production costs and may, in the future, increase these overall production costs to a level above the prices we charge our customers.
     The gaseous diffusion enrichment process that we use to produce LEU at our Paducah plant requires significant amounts of electric power, making the cost of electric power about 60% of the total production costs at the Paducah plant in 2005. We purchase more than 90% of the electric power for the Paducah plant under a power purchase agreement signed with the Tennessee Valley Authority, or TVA, in 2000 and amended in April 2006. Pricing and quantities under the TVA power contract were at fixed, below-market, prices but were scheduled to expire at the end of May 2006 and be negotiated annually. The TVA power contract was amended to provide for the pricing and quantity of power purchases for the twelve-month period June 1, 2006 through May 31, 2007. We anticipate that pricing under the amendment will be approximately 50% higher than under the TVA power contract and power, as a percentage of our production costs at the Paducah plant, will increase to approximately 70%. However, because prices under the amended contract are subject to monthly adjustments to account for TVA’s fuel and purchased-power costs and other related costs, our actual power costs under the amendment could be even greater than we anticipate.
     Our sales contracts prior to 2006 do not include provisions that permit us to pass through increases in power prices to our customers. As a result our gross margin and cash flow under our sales contracts will be significantly reduced by the higher power costs that we will incur under the amended TVA contract. Additionally, if our power costs continue to rise, profit margins under sales contracts that we are currently entering into may be similarly impacted. Accordingly, if our power costs continue to rise and mitigating steps are unavailable or insufficient, production at the Paducah plant will become increasingly uneconomic at existing contract prices, which will adversely affect the long-term viability of our business. In addition, in accordance with the TVA power contract, we provide financial assurances to support our payment obligations to TVA, including providing an irrevocable letter of credit and making weekly prepayments based on the price and usage of power. A significant increase in the price we pay for power could increase the amount of these financial assurances, which could adversely affect our liquidity. For a further discussion of the amended TVA contract, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cost of Sales.”
     Capacity and prices under the TVA contract are only agreed upon through May 2007 and we have not yet contracted for power for periods beyond that time. While we expect to reach an agreement with TVA for power beyond May 2007, we may be unable to reach an acceptable agreement and we are at risk for additional power increases in the future.

     Changes in, or termination of, the Russian Suspension Agreement could lead to significantly increased competition from Russian LEU or, if replaced with tariffs, could increase our costs under the Russian Contract.
     The Russian Suspension Agreement is a 1992 agreement between the United States and Russia that today precludes Russian LEU from being sold for consumption in the United States except under the Russian Contract. The agreement could be terminated (1) unilaterally by the Russian government upon 60 days notice or (2) as a result of periodic administrative procedures under U.S. international trade laws. For example, the “sunset review” of the Russian Suspension Agreement is conducted every five years by the Department of Commerce and the U.S. International Trade Commission. A “sunset” review is currently pending, and we expect a final determination by the agencies in May and July of 2006, respectively. The agreement can also be modified by negotiation between the U.S. and Russian governments.
     Unless accompanied by equivalent limitations on imports or unless other steps are taken by the U.S. government to limit the impact on USEC, a termination or modification of the Russian Suspension Agreement could result in a significant increase in sales of Russian-produced LEU that could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract, which could substantially reduce our revenues, gross margins and cash flows.
     Alternatively, if the Russian Federation unilaterally terminated the Russian Suspension Agreement, the Department of Commerce would recommence its antidumping investigation and would require importers of Russian LEU, including us under the Russian Contract, to post bonds to cover estimated duties on imports subject to that investigation which would likely exceed 100% of the value of the imports. Further, if the investigation resulted in an antidumping order, we would have to pay estimated duties on future imports of Russian LEU in cash. Because we have a fixed commitment to purchase the Russian LEU under the Russian Contract and must continue to import the Russian LEU in order to meet our obligations to customers, we may not have any alternative to posting the bonds or paying these duties. Depending on the cost of the bonds and the magnitude of the duties imposed, the increase in our costs could materially adversely affect our gross margins, cash flows and results of operations and our business may not remain viable.
     The long-term and fixed nature of our customer contracts could adversely affect our results of operations in current and future years.
     As is typically the case in our industry, we sell nearly all of our SWU under long-term contracts. The prices that we charge under these contracts are typically fixed or only increase with inflation. Therefore, these contracts do not allow us to pass along increases in our costs, such as increased power costs or increases in the prices we pay under the Russian Contract for SWU, or to take advantage of market increases in the price of SWU. We anticipate that these limitations, combined with our cost-structure and our sensitivity to increased power costs due to the power-intensive gaseous diffusion technology that we currently depend on, will reduce our ability to cover our cost of sales with revenues earned under our customer contracts and will materially and adversely impact our gross margins and cash flows in current and future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) First Quarter 2006 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
January 1 – January 31	—	—	—	—
February 1 – February 28	8,555	$12.15	—	—
March 1 – March 31	25,775	$11.80	—	—

Total	34,330	$11.89	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 34,330 shares of common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan, as amended.
Item 6. Exhibits
10.1	Amendment No. 2 to the December 10, 2004 Memorandum of Agreement between the United States Department of Energy and USEC Inc., dated February 9, 2006.

10.2	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 18, 2005 among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, dated March 6, 2006.

10.3	Supplement No. 1 dated March 2, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.4	Supplement No. 2 dated March 2, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.5	Amendatory Agreement (Supplement No. 3) dated April 3, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

May 4, 2006	By	/s/ John C. Barpoulis

John C. Barpoulis
Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 2 to the December 10, 2004 Memorandum of Agreement between the United States Department of Energy and USEC Inc., dated February 9, 2006.

10.2
First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 18, 2005 among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, dated March 6, 2006.

10.3
Supplement No. 1 dated March 2, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.4
Supplement No. 2 dated March 2, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.5
Amendatory Agreement (Supplement No. 3) dated April 3, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.