Form 10-Q
period 2006-06-30
USEC INC
filed 2006-08-03
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of July 31, 2006, there were 86,993,000 shares of Common Stock issued and outstanding.

     This document contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; the success and timing of the demonstration and deployment of the American Centrifuge technology and the costs to develop that technology; difficulties in obtaining financing; changes in existing restrictions on imports of Russian enriched uranium, including the imposition of duties on imports of enriched uranium under the Russian Contract; the elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends in the uranium and enrichment markets; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits and government/regulatory and environmental remediation efforts); the competitive environment for our products and services; changes in the nuclear energy industry; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$21.6	$259.1
Restricted short-term investments	11.4	17.8
Accounts receivable – trade	307.2	256.7
Inventories	899.9	974.3
Deferred income taxes	27.5	39.1
Other current assets	91.4	68.7

Total Current Assets	1,359.0	1,615.7
Property, Plant and Equipment, net	169.6	171.2
Other Long-Term Assets
Deferred income taxes	113.0	100.6
Deposit for depleted uranium	27.8	24.6
Prepaid pension benefit costs	86.0	86.2
Inventories	89.5	71.4
Goodwill	7.5	7.5
Intangibles	3.4	3.6

Total Other Long-Term Assets	327.2	293.9

Total Assets	$1,855.8	$2,080.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$26.0	$—
Current portion of long-term debt	—	288.8
Accounts payable and accrued liabilities	142.3	217.4
Payables under Russian Contract	143.9	111.6
Uranium owed to customers and suppliers	19.5	2.3
Deferred revenue and advances from customers	126.4	132.9

Total Current Liabilities	458.1	753.0
Long-Term Debt	150.0	150.0
Other Long-Term Liabilities
Depleted uranium disposition	59.9	47.0
Postretirement health and life benefit obligations	149.4	153.9
Other liabilities	70.8	69.3

Total Other Long-Term Liabilities	280.1	270.2
Commitments and Contingencies (Note 6)
Stockholders’ Equity	967.6	907.6

Total Liabilities and Stockholders’ Equity	$1,855.8	$2,080.8

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)
(millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Separative work units	$404.3	$193.3	$638.3	$407.6
Uranium	71.0	33.7	146.8	79.5
U.S. government contracts and other	50.0	50.4	101.5	101.5

Total revenue	525.3	277.4	886.6	588.6
Cost of sales:
Separative work units and uranium	404.5	191.4	630.2	410.3
U.S. government contracts and other	41.2	43.8	84.8	88.4

Total cost of sales	445.7	235.2	715.0	498.7

Gross profit	79.6	42.2	171.6	89.9
Special charge for organizational restructuring	—	—	1.5	—
Advanced technology costs	27.3	23.9	47.1	46.6
Selling, general and administrative	14.1	14.0	25.8	29.2

Operating income	38.2	4.3	97.2	14.1
Interest expense	3.5	9.1	8.2	17.8
Interest (income)	(.5)	(3.2)	(2.3)	(5.1)

Income (loss) before income taxes	35.2	(1.6)	91.3	1.4
Provision for income taxes	13.6	1.4	35.1	3.5

Net income (loss)	$21.6	$(3.0)	$56.2	$(2.1)

Net income (loss) per share – basic and diluted	$.25	$(.03)	$.65	$(.02)
Dividends per share	—	$.1375	—	$.2750
Weighted-average number of shares outstanding:
Basic	86.6	86.2	86.5	85.8
Diluted	86.9	86.2	86.8	85.8
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$56.2	$(2.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17.3	17.2
Deferred income taxes	(.8)	2.4
Depleted uranium disposition	9.7	5.7
Changes in operating assets and liabilities:
Short-term investments – (increase)	—	(30.0)
Accounts receivable – (increase) decrease	(50.5)	135.5
Inventories – net (increase) decrease	73.5	(133.7)
Payables under Russian Contract – increase	32.3	30.5
Deferred revenue, net of deferred costs – increase (decrease)	(12.0)	5.8
Accounts payable and other liabilities – (decrease)	(77.6)	(2.3)
Other, net	(8.4)	9.2

Net Cash Provided by Operating Activities	39.7	38.2

Cash Flows Used in Investing Activities
Capital expenditures	(16.1)	(11.8)

Net Cash (Used in) Investing Activities	(16.1)	(11.8)

Cash Flows Used in Financing Activities
Borrowings under credit facility	125.8	—
Repayments under credit facility	(99.8)	—
Repayment of senior notes	(288.8)	—
Tax benefit related to stock-based compensation	.3	—
Dividends paid to stockholders	—	(23.6)
Common stock issued	1.4	5.4

Net Cash (Used in) Financing Activities	(261.1)	(18.2)

Net Increase (Decrease)	(237.5)	8.2
Cash and Cash Equivalents at Beginning of Period	259.1	174.8

Cash and Cash Equivalents at End of Period	$21.6	$183.0

Supplemental Cash Flow Information:
Interest paid	$14.8	$16.2
Income taxes paid	51.1	13.4
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-K for the year ended December 31, 2005.
     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.
     New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, clarifying the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 with earlier application encouraged. We are evaluating the interpretation and have not determined whether or not it will have a material effect on our financial position or results of operations.
     Effective January 1, 2006, USEC adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 – Revised 2004, “Share-Based Payment” (“SFAS No. 123(R)”), requiring that compensation cost relating to share-based payments be recognized in the financial statements. The cost is measured based on the fair value of the award, and is recognized over the vesting period. Under the modified prospective transition method, prior periods have not been revised for comparative purposes. See Note 8 for further information regarding stock-based compensation.

2. INVENTORIES

	June 30,	December 31,
	2006	2005
	(millions)
Current assets:
Separative work units	$758.0	$790.3
Uranium	133.3	171.3
Materials and supplies	8.6	12.7

	899.9	974.3

Long-term assets:
Uranium	67.4	—
Out-of-specification uranium	11.0	37.6
Highly enriched uranium from DOE	11.1	33.8

	89.5	71.4

	$989.4	$1,045.7

     Remediating or Replacing Out-of-Specification Uranium
     In December 2000, USEC reported to the U.S. Department of Energy (“DOE”) that 9,550 metric tons of natural uranium with a cost of $237.5 million transferred to USEC from DOE prior to privatization in 1998 may contain elevated levels of technetium that would put the uranium out-of-specification for commercial use. Out of specification means that the uranium would not meet the industry standard as defined in the American Society for Testing and Materials (“ASTM”) specification “Standard Specification for Uranium Hexafluoride for Enrichment.” The levels of technetium exceeded allowable levels in the ASTM specification. Under the DOE-USEC Agreement signed in June 2002 (“DOE-USEC Agreement”), DOE is obligated to replace or remediate the affected uranium inventory, and USEC has been working with DOE to meet this obligation. USEC operates facilities at the Portsmouth plant in Piketon, Ohio under contract with DOE to process and remove contaminants from the out-of-specification uranium.
     At June 30, 2006, 9,231 metric tons (or 97%) of USEC’s out-of-specification uranium had been replaced or remediated by DOE (using USEC as its contractor for remediation). The remaining 319 metric tons, with a cost of $11.0 million, is expected to be processed by October 2006. DOE’s obligation to replace or remediate USEC’s out-of-specification uranium continues until all such uranium is replaced or remediated, and DOE’s obligations survive any termination of the DOE-USEC Agreement as long as USEC is producing low enriched uranium (“LEU”) containing at least one million SWU per year at the Paducah, Kentucky gaseous diffusion plant or at a new enrichment facility.
     In December 2004, USEC entered into a memorandum of agreement with DOE under which USEC agreed to remediate DOE-owned out-of-specification uranium as well as USEC’s out-of-specification uranium. USEC and DOE agreed that USEC would process approximately equal amounts of DOE’s out-of-specification uranium and USEC’s out-of-specification uranium on a pro-rata basis. Under the agreement, DOE provided uranium that met specification to USEC in February 2005, with the proceeds from USEC’s sales of such uranium to be used to reimburse USEC for costs incurred in remediating out-of-specification uranium. In March 2006, DOE provided an additional quantity of uranium to USEC for sale to reimburse USEC for processing costs. DOE has agreed to make direct payment for USEC’s processing costs that exceed the proceeds from the sales of uranium transferred by DOE, up to approximately $11.9 million. USEC expects that additional funding from DOE will be required to complete the remediation of USEC’s remaining out-of-specification uranium, which DOE is obligated to remediate or replace under the terms of the DOE-USEC Agreement.

     Proceeds from sales of uranium, pending payment to USEC for processing costs, are invested for DOE and reported as restricted short-term investments. The balance sheet carrying amounts of $11.4 million at June 30, 2006, and $17.8 million at December 31, 2005, are stated at fair value. Revenue and costs related to the processing of DOE and USEC out-of-specification uranium are recognized in the U.S. government contracts segment.
3. DEBT
     Revolving Credit Facility
     Short-term borrowings under the revolving credit facility amounted to $26.0 million at June 30, 2006 and were repaid in early July. During the six months ended June 30, 2006, aggregate borrowings and repayments amounted to $125.8 million and $99.8 million, respectively, and the peak amount outstanding was $78.5 million. There were no short-term borrowings at December 31, 2005. Letters of credit issued under the facility amounted to $36.0 million at June 30, 2006 and $25.0 million at December 31, 2005. Availability under the credit facility was $297.8 million at June 30, 2006 and $375.0 million at December 31, 2005.
     Senior Notes

	June 30,	December 31,
	2006	2005
	(millions)
6.625% senior notes, due January 20, 2006	$—	$288.8
6.750% senior notes, due January 20, 2009	150.0	150.0

	$150.0	$438.8

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
     At June 30, 2006, the fair value of the senior notes calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $144.0 million, compared with the balance sheet carrying amount of $150.0 million.
4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
     Deferred revenue and advances from customers were as follows (in millions):

	June 30,	December 31,
	2006	2005
Deferred revenue	$108.3	$106.8
Advances from utility customers	6.7	8.3
Proceeds from sales of DOE uranium	11.4	17.8

	$126.4	$132.9

     In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. In certain cases, the terms of the agreement require USEC to hold the uranium to which the customer has title. In other cases, the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. Recognition of revenue is deferred until uranium or LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. Related costs associated with deferred revenue, reported in other current assets, totaled $67.6 million at June 30, 2006 and $55.7 million at December 31, 2005.
     Deferred revenue and advances from customers include proceeds from sales of DOE uranium that are pending either payment to USEC as reimbursement for USEC’s costs in processing out-of-specification uranium, or return to DOE if in excess of USEC’s processing costs.
5. ORGANIZATIONAL RESTRUCTURING
     In September 2005, USEC announced it would restructure the Company’s organization and resize the headquarters operations located in Bethesda, Maryland. This included the implementation of an involuntary reduction of 38 employees in the headquarters staff, including the elimination of some senior positions and the realignment of responsibilities under a smaller senior management team. The workforce reductions resulted in special charges for termination benefits of $4.5 million. In connection with the reduction of workforce, USEC offered a termination benefit that did not require additional services. Of these termination charges, which principally consist of severance benefits, $2.7 million was paid or utilized during 2005, $1.3 million in the first quarter of 2006 and $0.4 million in the second quarter of 2006. USEC plans to pay or utilize the remaining $0.1 million during the third quarter of 2006. Additionally, facility related charges of $1.5 million related to efforts undertaken to consolidate office space at the headquarters location were accrued during the first quarter of 2006 and utilized during the second quarter of 2006.
     In October 2005, we continued our restructuring efforts, announcing voluntary and involuntary staff reductions at our field organizations. This resulted in the reduction of 151 employees and special charges for termination benefits of $2.8 million consisting principally of severance benefits. Of these termination charges, $1.5 million was paid or utilized during 2005 and $1.1 million in the first quarter of 2006. The remaining $0.2 million is anticipated to be utilized later in 2006.
     A summary of special charges for organizational restructuring and the related balance sheet account information follows (in millions):

			Balance			Balance		Balance
	Special	Paid and	Dec. 31,	Special	Paid and	Mar. 31,	Paid and	June 30,
	Charge	Utilized	2005	Charge	Utilized	2006	Utilized	2006
Workforce reductions:
Corporate	$4.5	$(2.7)	$1.8	$—	$(1.3)	$.5	$(.4)	$.1
Field operations	2.8	(1.5)	1.3	—	(1.1)	.2	—	.2

Facility related charges:
Corporate	—	—	—	1.5	—	1.5	(1.5)	—

Total	$7.3	$(4.2)	$3.1	$1.5	$(2.4)	$2.2	$(1.9)	$.3

     Organizational restructuring costs are not classified by segment as USEC utilizes gross profit as its segment measure.

6. COMMITMENTS AND CONTINGENCIES
     Power Contracts and Commitments
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases electric power for the Paducah plant under a power purchase agreement signed with the Tennessee Valley Authority (“TVA”) in 2000, and amended in April 2006. Capacity under the TVA agreement is fixed through May 2007. As of June 30, 2006, USEC is obligated, whether or not it takes delivery of electric power, to make minimum payments for the purchase of electric power of approximately $430 million through May 2007. Certain power purchases in the summer months of 2006 are fixed at market-based prices. The remainder of power purchases under the TVA agreement through May 2007 are purchased at prices that are subject to potential monthly fuel cost adjustments that would reflect changes in TVA’s fuel costs, purchased power costs, and related costs.
     Lease Commitments
     In July 2006, USEC amended the lease on its corporate headquarters effective June 1, 2006. The amendment includes a termination of a portion of the space and extends the lease on the remaining space through November 2016. Future minimum lease payments under the lease with DOE for the plants and leases for office space and equipment follow (in millions):

2006	$3.2
2007	5.3
2008	5.0
2009	4.2
2010	3.2
Thereafter	11.7

$32.6

     Environmental Matter
     USEC and certain federal agencies were identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as Superfund), for a site in Barnwell, South Carolina previously operated by Starmet CMI (“Starmet”), one of USEC’s former contractors. In February 2004, USEC entered into an agreement with the U.S. Environmental Protection Agency (“EPA”) to clean up certain areas at Starmet’s Barnwell site. Under the agreement, USEC was responsible for removing certain material from the site that was attributable to quantities of depleted uranium USEC had sent to the site. In December 2005, the EPA confirmed that USEC completed its clean up obligations under the agreement. As of June 30, 2006, USEC had made the remaining payments for work associated with completing the agreement, thereby utilizing the accrued liability. USEC could incur additional costs associated with its share of costs for cleanup of the Starmet site, resulting from a variety of factors, including a decision by federal or state agencies to recover costs for prior cleanup work or require additional remediation at the site.

     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) has asserted recently in a letter to USEC that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth plant. DOJ has indicated that it is assessing possible violations of the Civil False Claims Act (“FCA”) and related claims in connection with invoices submitted under that contract. USEC has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter and intends to respond to the letter and continue working with the government. USEC does not believe that the government has any legitimate bases for asserting any FCA or related claims under the cold standby contract, and would intend to defend vigorously any such claim that might be asserted against it.
     Other Legal Matters
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
7. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service costs	$4.3	$4.0	$8.6	$8.0	$.9	$2.0	$2.4	$4.1
Interest costs	10.0	9.8	20.1	19.6	2.7	3.7	5.5	7.4
Expected return on plan assets (gains)	(13.5)	(13.7)	(27.0)	(27.4)	(1.4)	(1.4)	(2.8)	(2.8)
Amortization of prior service costs (credit)	.4	.4	.8	.8	(3.5)	(.2)	(7.2)	(.4)
Amortization of actuarial losses	1.1	.7	2.3	1.3	.6	.6	1.3	1.1

Net benefit costs (income)	$2.3	$1.2	$4.8	$2.3	$(.7)	$4.7	$(.8)	$9.4

     Amortization of prior service credit for the postretirement health and life benefit plans in the three and six months ended June 30, 2006 reflects the institution of a lifetime cap on claims after age 65 for medical and drug coverage. The credit is amortized over the average remaining years of service until full eligibility.
     USEC expects total cash contributions to the plans in 2006 will be as follows: $10.9 million for the defined benefit pension plans and $4.8 million for the postretirement health and life plans. Of those amounts, contributions made as of June 30, 2006 were $4.5 million and $3.2 million related to the defined benefit pension plans and postretirement health and life plans, respectively.
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
     Effective January 1, 2006, USEC adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, whereby compensation cost relating to share-based payments is recognized in the financial statements. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the nominal vesting period. Prior to January 1, 2006, USEC accounted for share-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, with pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Prior to adoption of SFAS No. 123(R), USEC used a straight-line amortization of stock-based compensation over the nominal vesting period. Under SFAS No. 123(R), compensation cost for stock-based awards granted after the adoption is recognized over the requisite service period. USEC has determined that application of the nominal vesting period approach to the unvested outstanding awards at the end of 2005 and application of the requisite service period approach to stock-based compensation awarded beginning in 2006 did not have a material impact on the consolidated financial statements for the three months or six months ended June 30, 2006.
     The new requirements result in the recognition of compensation costs for stock options granted and the discounts provided under the Employee Stock Purchase Plan. USEC recognized expense of $0.3 million for the three months and $0.4 million for the six months ended June 30, 2006 related to these plans.
     Compensation costs for grants of restricted stock and restricted stock units were recognized in the financial statements under APB Opinion No. 25 and continue to be recognized under SFAS No. 123(R). USEC recognized expense of $1.6 million for the three months and $1.2 million for the six months ended June 30, 2006 related to these plans. The net expense for the six-month period includes a credit reflecting the early termination of the prior three-year performance component of the long-term incentive program under the 1999 Equity Incentive Plan for senior executive officers. A new plan was established April 24, 2006 effective March 1, 2006. Under the new plan, the number of restricted stock units is determined based on the average trading price of USEC’s common stock in the calendar month prior to the grant date. The awards are then marked to market each period, with eighty percent of the adjustment based on the ending price of USEC’s common stock. The remaining twenty percent is based on a market condition and is valued using a Monte Carlo model. Compensation cost for restricted stock units is generally recognized over a three-year service period.
     Total stock-based compensation resulted in an expense of $1.9 million (included in selling, general and administrative expenses), or $1.2 million after tax, in the three months and $1.6 million, or $1.0 million after tax, in the six months ended June 30, 2006. Stock-based compensation costs capitalized as part of the cost of inventory amounted to $0.1 million in the three and six months ended June 30, 2006.
     Under the modified prospective transition method, prior periods have not been revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the pro forma disclosures under SFAS No. 123. The following table illustrates the effect on net income for the three and six months ended June 30, 2005 under the pro forma disclosure requirements of SFAS No. 123 (in millions, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net (loss), as reported	$(3.0)	$(2.1)
Add – Stock-based compensation expense included in reported results, net of tax	0.3	1.2
Deduct – Stock-based compensation expense determined under the fair-value method, net of tax	(0.5)	(2.9)

Pro forma net (loss)	$(3.2)	$(3.8)

Net (loss) per share – basic and diluted:
As reported	$(.03)	$(.02)
Pro forma	(.04)	(.04)
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
     The expected term of options granted is estimated as the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. Future stock price volatility is estimated based on historical volatility for the recent period equal to the expected term of the options. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and therefore an expected dividend yield of zero is used in the option valuation model. Historical data are used to estimate pre-vesting option forfeitures at the time of grant. Estimates for option forfeitures are revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded for those awards that are expected to vest.

     The assumptions used to value option grants for the three and six months ended June 30, 2006 and June 30, 2005 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	4.0%	4.6%	4.0%
Expected dividend yield	—	3.9%	—	3.4%
Expected volatility	38%	42%	41%	42%
Expected option life	3.0 years	3.5 years	3.5 years	3.5 years
Weighted-average grant date fair value	$ 4.50	$ 3.73	$ 4.32	$ 4.62
     Stock options vest or become exercisable in equal annual installments over a one to three year period and expire 5 or 10 years from the date of grant. A summary of stock option activity for the six months ended June 30, 2006 follows:

			Weighted-Average
	Stock	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(millions)
Outstanding at December 31, 2005	1,355	$8.97
Granted	267	12.29
Exercised	(189)	6.96
Forfeited or expired	(68)	13.26

Outstanding at June 30, 2006	1,365	$9.68	4.6	$3.9

Exercisable at June 30, 2006	915	$8.97	4.6	$3.5

     The total intrinsic value of options exercised was $0.1 million and $0.5 million during the three months ended June 30, 2006 and 2005, respectively, and $1.1 million and $3.7 million during the six months ended June 30, 2006 and 2005, respectively. The intrinsic value of an option, if any, represents the excess of the fair value of the common stock over the exercise price. Cash received from the exercise of stock options during the six months ended June 30, 2006 and 2005 was $1.4 million and $4.0 million, respectively.
     Stock options outstanding and options exercisable at June 30, 2006, follow (options in thousands):

		Weighted Average
		Remaining
Stock Exercise		Contractual Life in
Price	Options Outstanding	Years	Options Exercisable
$3.63 to $6.97	163	4.5	163
7.00	110	7.1	63
7.02 to 7.13	193	5.6	193
8.05	192	2.7	157
8.50	149	5.1	149
10.44 to 11.88	103	4.2	2
12.09	242	4.8	—
12.19 to 14.28	56	4.2	31
16.90	157	3.8	157

	1,365	4.6	915

     The fair value of restricted stock is determined based on the closing price of USEC’s common stock on the grant date. Compensation cost for restricted stock is amortized to expense on a straight-line basis over the vesting period, which, depending on the grant, is amortized ratably over a three-year period or at the end of either a one-year or five-year period. Sale of such shares is restricted prior to the date of vesting. A summary of restricted shares activity for the three months ended June 30, 2006 follows (shares in thousands):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Restricted Shares at December 31, 2005	721	$10.44
Granted	244	12.28
Vested	(100)	14.51
Forfeited	(30)	13.83

Restricted Shares at June 30, 2006	835	$10.36

     Prior to the adoption of SFAS No. 123(R), tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on our consolidated statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense (excess tax benefits) to be reported as a financing cash flow, rather than as an operating cash flow. As a result, excess tax benefits of $0.3 million were classified as financing cash inflows for the six months ended June 30, 2006.
     As of June 30, 2006, there was $9.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $8.0 million relates to restricted shares and restricted stock units, and $1.1 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years.
9. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

						Accumu-
						lated
	Common					Other
	Stock,					Compre-
	Par Value	Excess of			Deferred	hensive	Total
	$.10 per	Capital over	Retained	Treasury	Comp-	Income	Stockholders’
	Share	Par Value	Earnings	Stock	ensation	(Loss)	Equity
Balance at December 31, 2005	$10.0	$970.6	$31.3	$(99.5)	$(2.7)	$(2.1)	$907.6
Common stock issued:
Proceeds from the exercise of stock options	—	—	—	1.4	—	—	1.4
Restricted and other stock issued	—	0.7	—	1.7	—	—	2.4
Eliminate deferred compensation under SFAS No. 123(R)	—	(2.7)	—	—	2.7	—	—
Net income	—	—	56.2	—	—	—	56.2

Balance at June 30, 2006	$10.0	$968.6	$87.5	$(96.4)	$—	$(2.1)	$967.6

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Weighted average number of shares outstanding:
Basic	86.6	86.2	86.5	85.8
Dilutive effect of stock compensation awards (1)	.3	—	.3	—

Diluted	86.9	86.2	86.8	85.8

(1)	No dilutive effect of stock compensation awards is recognized in those periods in which a net loss has occurred. Potential shares totaling 0.4 million for the three and six months ended June 30, 2005 would be antidilutive, and in those periods diluted earnings per share is the same as basic earnings per share.
     Other options to purchase shares of common stock having an exercise price greater than the average share market price are also excluded from the calculation of diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Options excluded from diluted earnings per share calculation:
Options to purchase common stock (in millions)	.2	.2	.2	.2
Exercise price	$13.25 to $16.90	$16.90	$13.25 to $16.90	$13.98 to $16.90

11. SEGMENT INFORMATION
     USEC has two reportable segments: the LEU segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants, and NAC. Gross profit is USEC’s measure for segment reporting. Intersegment sales between the reportable segments amounted to less than $0.1 million in the three months and six months ended June 30, 2006, and have been eliminated in consolidation. There were no intersegment sales in the three and six months ended June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(millions)
Revenue
LEU segment:
Separative work units	$404.3	$193.3	$638.3	$407.6
Uranium	71.0	33.7	146.8	79.5

	475.3	227.0	785.1	487.1
U.S. government contracts segment	50.0	50.4	101.5	101.5

	$525.3	$277.4	$886.6	$588.6

Segment Gross Profit
LEU segment	$70.8	$35.6	$154.9	$76.8
U.S. government contracts segment	8.8	6.6	16.7	13.1

Gross profit	79.6	42.2	171.6	89.9
Special charge for organizational restructuring	—	—	1.5	—
Advanced technology costs	27.3	23.9	47.1	46.6
Selling, general, and administrative	14.1	14.0	25.8	29.2

Operating income	38.2	4.3	97.2	14.1
Interest expense, net of interest income	3.0	5.9	5.9	12.7

Income (loss) before income taxes	$35.2	$(1.6)	$91.3	$1.4

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties included in the annual report on Form 10-K for the year ended December 31, 2005, as such risks have been updated in Part II, Item 1A of this report.
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
     Our View of the Business Today
     We believe that the long-term outlook for the nuclear power industry remains strong. Both the Administration and Congress recognize the importance of nuclear power in our nation’s future as evidenced by the Energy Policy Act of 2005, a variety of funding initiatives and the recently announced Global Nuclear Energy Partnership. We believe that these actions reflect the growing view that a strong domestic nuclear power industry is important to our country’s energy security and global nonproliferation initiatives. Nuclear power is also gaining increased international support as well as improving support from the public and the environmental community. In addition, SWU prices in contracts for new business have improved in the last 18 months.
     Being a leading supplier of LEU and currently the sole domestic producer of LEU provide unique opportunities for us. However, to remain a key supplier to the nuclear industry over the long term we must effectively manage our significant near and mid-term challenges. Below is a summary of the key aspects of our business we are currently focused on and efforts we are taking to manage these challenges and deliver shareholder value.

     Impact of High Power Costs. Dramatically higher costs for power are putting significant pressure on our business and will continue to do so until we are able to deploy more efficient centrifuge technology. Historically, electric power represented approximately 60% of our production costs at the Paducah plant. However, with the new one-year pricing agreement under our power contract with the Tennessee Valley Authority (“TVA”), which went into effect on June 1, 2006, we expect that power, as a percentage of our production costs, will increase to about 70%. The new pricing is about 50% higher than the previous pricing and our power costs are also now subject to monthly adjustments to account for TVA’s fuel and purchased-power costs, which means that our actual power costs could be even greater than we anticipate. See “—Cost of Sales” below.
     In an effort to manage the risks of increased power costs, we spent the last several years seeking to increase our efficiency and reduce the other costs of our operations. As a result of these efforts, we have been able to improve the average profit margin on SWU sales to our customers, leading to our stronger results for the year ended December 31, 2005 and the first two quarters of 2006. However, our current contracts with customers do not give us the ability to pass on the increased cost of power to customers in the form of higher prices. Therefore, the benefits of our recent increases in efficiency and cost savings will be more than offset by higher power costs. The new contracts that we are currently signing with customers (principally for expected delivery of LEU in the 2008 and 2009 timeframe and beyond) reflect today’s higher SWU prices and are designed to help us partially offset increases in power costs.
     Higher power prices have begun to reduce operating cash flows and the effect on cash flows will get more severe as we get into the non-summer months. The effect on our consolidated statements of income is not as immediately apparent. The impact of higher power costs will begin to be reflected in our inventory in the latter half of 2006, although as a result of our average inventory cost accounting method (which is discussed in this Item under the caption “Cost of Sales”), such impact will not be fully reflected in our results of operation until 2007 and 2008. We expect that our overall gross profit margin will be trending downward and, absent additional measures to mitigate this trend, the gross profit margin for 2007 could decline to less than 5%, with a resulting reduction in net income and cash flows from operations. See “—2006 Outlook” below.
     The Importance of Our Enrichment Technology. We currently produce approximately one-half of the LEU that we need to meet our delivery obligations at our gaseous diffusion plant in Paducah, Kentucky. The impact of higher power costs on our business and the expected impact beginning in 2007 on our gross profit margin reinforces the urgency for us to deploy a more efficient way to produce LEU to remain competitive. We believe this is critical to our future viability.
     We continue our substantial efforts at developing and deploying the American Centrifuge technology as a replacement for the gaseous diffusion technology used in Paducah. Over the last 18 months, we have been manufacturing and testing prototype parts, components, subassemblies, and full centrifuges in order to finalize the design and gather reliability data for the machine that we anticipate will be operated in the Lead Cascade in the American Centrifuge Demonstration Facility. An individual machine achieved performance essentially at our target level of about 320 SWUs per year per machine in testing at Oak Ridge in April 2006 under sub-optimal operating conditions.
     We had targeted to install the first cascade of machines in the demonstration facility late this summer and begin operating the cascade thereafter. While we expect to be operating a small number of machines at the demonstration facility by late summer, we have adjusted our plans to have a full Lead Cascade installed and operating by mid-2007. We have the capability today to build and install a Lead Cascade of machines that can perform at less than our target level of performance. However, we believe that taking some additional time now to optimize the performance and reliability of individual machines, and then to install the first cascade of machines using these optimized results, is more prudent in the long run. Despite this delay, we continue to believe that the American Centrifuge is the future of our business and feel confident in its potential. See “—American Centrifuge Technology” below.
     Critical to our ability to deploy the American Centrifuge technology is our ability to finance the construction of the American Centrifuge plant. We continue to evaluate various options for financing the construction. Our plan has been to finance the American Centrifuge project through a combination of internally generated cash as well as the proceeds from equity and debt offerings. However, higher power prices have substantially reduced the amount of internally generated cash we expect to have available to fund this project. As a result, we expect to need a greater amount of external financing. Our ability to secure financing will depend in large part on project economics, our risk profile and projected revenues and earnings, taking into account overall cost estimates, timing and market assumptions.
     Russian Suspension Agreement. Final determinations in the “sunset review” of the Russian Suspension Agreement, which is conducted every five years by the Department of Commerce and the U.S. International Trade Commission were made in May and July of this year and were in favor of maintaining the Russian Suspension Agreement. We were pleased with these rulings but still remain concerned about recent statements by the Russian government about their desire to gain additional access to the U.S. market. The Russian government could seek greater access either through negotiation of an amendment to the Russian suspension agreement with the U.S. government, or through termination of the Russian suspension agreement as result of a successful appeal of the “sunset review” or unilateral termination of the suspension agreement under Russia’s termination rights in the suspension agreement. See “—Russian Suspension Agreement” below.
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
     Our agreements with electric utility customers are primarily long-term contracts under which they are obligated to purchase a specified quantity of SWU or uranium or a percentage of their annual SWU or uranium requirements. Under requirements contracts, our customers are not obligated to make purchases if they do not have requirements.
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

     Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average $12 million per order. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle.
     Our financial performance over time can be significantly affected by changes in prices for SWU. The SWU price indicator for new long-term contracts, as published by TradeTech in Nuclear Market Review, was $128 per SWU on June 30, 2006, $113 per SWU on December 31, 2005, and $110 per SWU on June 30, 2005. This price indicator is representative of base year prices under new long-term enrichment contracts in our primary markets. However, our backlog includes contracts awarded to us when prices were lower. As a result, there is a lag between increases in market prices and increases in our average SWU price billed to customers.
     The spot price indicator for uranium hexafluoride, published in Nuclear Market Review, was $132 per kilogram of uranium on June 30, 2006, an increase of $26 (or 25%) from $106 on December 31, 2005 and an increase of $44.75 (or 51%) from $87.25 on June 30, 2005. The long-term price for uranium hexafluoride, as calculated using indicators published in Nuclear Market Review, was $135.05 per kilogram of uranium on June 30, 2006, an increase of $28.99 (or 27%) from $106.06 per kilogram of uranium on December 31, 2005, and an increase of $44.66 (or 49%) from $90.39 on June 30, 2005. However, most of our uranium inventory has been committed under sales contracts with utility customers signed in earlier periods, and the positive impact of higher prices is limited to more recent sales and to sales under contracts with prices determined at the time of delivery.
     A substantial portion of our earnings and cash flows is derived from sales of uranium. Revenue from uranium sales, and related earnings and cash flows, will decrease as our inventory of uranium is depleted. We expect the volume of uranium sold to be slightly lower in 2006 compared to 2005, and to decrease by approximately one-half in 2007 reflecting the substantial completion of sales of our uranium inventory as this inventory is depleted.
     We will continue to supplement our supply of uranium for additional sales by underfeeding the production process at the Paducah plant, as long as it continues to be economical, and by purchasing uranium from suppliers. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Although rising uranium prices in the market may continue to make underfeeding economical, increases in power costs reduce the margins we generate by underfeeding.
     Underfeeding is also used to compensate for the difference between the amount of uranium supplied by us to the Russian Federation for the LEU provided under the Russian Contract and the amount of uranium supplied to us by customers for the LEU we deliver to them. However, underfeeding may not produce sufficient uranium to account for the amounts of uranium that we deliver from our inventory under the Russian Contract. While our new contracts with customers require customers to deliver amounts of natural uranium that are closer to the amounts we deliver from our inventory for the LEU we receive under the Russian Contract, our older contracts continue to give customers the flexibility to determine the amounts of natural uranium they deliver to us relative to the SWU component purchased in their orders for LEU. Accordingly, to the extent customers deliver less uranium than we deliver to the Russian Federation from our inventory and our inventory is insufficient to make up the difference, we could be required to purchase uranium in order to make up the shortfall.

     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby and processing out-of-specification uranium at the Portsmouth plant. The cold standby program has been extended through September 2006, and modified to include actions necessary to transition to a preliminary decontamination and decommissioning program (“cold shutdown”). We expect that the processing of out-of-specification uranium for DOE will continue through October 2008. However, continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations. Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency. Revenue from U.S. government contracts includes revenue from NAC.
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
     We are the Executive Agent of the U.S. government under a contract (“Russian Contract”) to implement a government-to-government agreement to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. We have agreed to purchase 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, and as of June 30, 2006, we had purchased 51 million SWU contained in LEU derived from 277 metric tons of highly enriched uranium.
     Purchases under the Russian Contract approximate 50% of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted, and likely will continue to result, in increases to the index used to determine prices under the Russian Contract. Officials of the Russian government recently announced that Russia will not extend the Russian Contract or the government-to-government agreement it implements, beyond 2013. Accordingly, we do not anticipate that we will purchase significant quantities of Russian SWU after 2013.
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2005, the power load at the Paducah plant averaged 1,320 megawatts and costs for electric power represented 60% of production costs at the Paducah plant. We purchased 87% of the electric power for the Paducah plant in 2005 at fixed, below-market prices as part of a multiyear power contract signed with TVA in 2000. We purchased almost all of the remaining portion of the electric power for the Paducah plant under higher-cost, fixed-price contracts that were more representative of market prices.

     In April 2006, USEC and TVA entered into an amendment to the 2000 TVA power contract that provides for the quantity and pricing of power purchases for the twelve-month period June 1, 2006 through May 31, 2007. Pricing under the amendment consists of a summer and a non-summer power price, which are subject to a fuel cost adjustment to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. Previously, the TVA power contract did not have a fuel cost adjustment provision. The fuel cost adjustment is determined monthly, based on TVA’s forecasts, and includes a monthly true-up adjustment to reconcile TVA’s prior forecasts to actual costs. This pricing represents an increase of approximately 50 percent compared to previous prices under the contract, without taking into account the cost of any additional power purchases during the summer months (such as the supplemental summer power described below) and the potential positive or negative impact of future fuel cost adjustments. We have incurred fuel cost adjustments that have further increased our actual power costs and we expect that over the term of the one-year contract, the fuel cost adjustments will have a negative impact on us. The increase in electric power costs has significantly increased overall SWU production costs, and will negatively impact our gross margin and cash flow. Negotiations with TVA for the quantity and prices of power for the period from June 1, 2007 through May 31, 2008 are expected to begin in August 2006.
     The quantity of power purchases for the Paducah plant under the amendment ranges from 300 megawatts at all hours in the summer months (June – August) to 1,600 megawatts at all hours in the non-summer months. In addition, we can request additional power supply from TVA at market-based prices. Consistent with past practice, TVA agreed to make available and we agreed to purchase, at market-based prices, an additional 600 megawatts of power at all hours during the summer months of 2006. As of June 30, 2006, we are obligated, whether or not we take delivery of electric power, to make minimum payments for the purchase of electric power of approximately $430 million through May 2007.
     We also agreed to certain modifications to the provisions of the power contract that require us to provide financial assurances to support our payment obligations to TVA. In accordance with these modified provisions, we are providing certain financial assurances of our payment, including an irrevocable letter of credit and weekly prepayments based on the price and our usage of power.
     We store depleted uranium at the Paducah and Portsmouth plants and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE and, under federal law, DOE would also process our depleted uranium if we provided it to DOE. If we were to dispose of our uranium in this way, we would be required to reimburse DOE for the related costs of disposing our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for our depleted uranium disposition is dependent upon the volume of the depleted uranium that we generate and estimated processing, transportation and disposal costs. The liability for depleted uranium disposition, based on current-dollar costs estimates, is $59.9 million at June 30, 2006, and could increase by an estimated $20 to $25 million per year depending on production volumes until a disposal agreement or methodology is determined. In addition, changes in the accrued liability resulting from changes in the estimated unit cost affect results of operations for accumulated depleted uranium, and production costs for depleted uranium generated thereafter. Our estimate of the unit cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves, and was increased by 2% in the three months ended June 30, 2006.

     The NRC requires that we guarantee the disposition of our depleted uranium with financial assurances. We are in the process of increasing our financial assurances for additional contingencies and other potential costs to meet NRC requirements (refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources”). Our estimate of the unit disposition cost for accrual purposes is approximately 35% less than the unit disposition cost being implemented for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability, as well as financial assurances we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
     Under the DOE-USEC Agreement signed in 2002, we incurred costs to process and remove contaminants from out-of-specification uranium, and, in return, DOE took title to 23.3 million kilograms of the depleted uranium that we generated at the Paducah plant over a four-year period. For this quantity of depleted uranium, our effective disposition costs were comparatively low. Transfers of depleted uranium to DOE under this program were completed in the quarter ended June 30, 2005. Production costs subsequent to June 30, 2005 reflect higher estimated unit disposition costs for depleted uranium generated.
     Replacing Out-of-Specification Uranium Inventory
     Reference is made to information regarding out-of-specification uranium inventories transferred to USEC by DOE prior to privatization in 1998 and in the process of being remediated, reported in note 2 to the consolidated condensed financial statements.
     Coolant
     The Paducah plant uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995 and Freon is no longer commercially available. Freon leaks from pipe joints, sight glasses, valves, coolers and condensers at the Paducah plant. Maintenance efforts have held the leakage rate to approximately 300,000 pounds per year, which is within the level allowed under regulations of the U.S. Environmental Protection Agency (“EPA”). However, we have exhausted our inventory of Freon at the Paducah plant and because of this leakage will need to add additional Freon into the enrichment process in August 2006 to continue operations at its current level. We plan to use a portion of the 4 million pounds of Freon now stored at the Piketon plant for operation of the Paducah plant, the total of which would provide approximately 10 years of Freon to our operations. Approximately 400,000 pounds of this Freon has already been moved to the Paducah plant. We are in discussions with DOE regarding our use of this Freon and we have asserted that we have rights to this Freon under our lease. We anticipate that we will begin loading this Freon in August 2006. Based on our continued maintenance efforts to minimize leakage, we expect that the 400,000 pounds of Freon will be adequate through late 2007.
     American Centrifuge Technology
     We continue our substantial efforts at developing and deploying the American Centrifuge technology as a replacement for the gaseous diffusion technology used at our Paducah plant.
     Over the last 18 months, we have been manufacturing and testing prototype parts, components, subassemblies and full centrifuges in order to finalize the design and gather reliability data for the machine that we anticipate will be operated in the Lead Cascade in the American Centrifuge Demonstration Facility. As part of this process individual parts, subassemblies and individual machines are put through a series of mechanical tests to determine operating parameters and performance capability. These initial tests are run with the centrifuges empty. Subsequently, machines are tested with uranium hexafluoride (UF6) gas to measure separation performance under plant-like conditions. This testing takes place at our leased facilities in Oak Ridge, Tennessee.

     Once optimized performance of our prototype machines is achieved, our plan is to assemble a group of these machines in what we call a Lead Cascade, that is, the first cascade in our demonstration facility in Piketon, Ohio. We have a license to operate this Lead Cascade on UF6 gas in order to measure operational aspects of the cascade of machines operating as a grouped unit. This configuration provides data that helps us to predict the way they will operate in a full scale commercial plant. Operating the Lead Cascade will give us the performance and reliability data we need to help confirm the economics of the American Centrifuge program.
     We had targeted to install the first cascade of machines in the demonstration facility late this summer and begin operating the cascade thereafter. While we expect to be operating a small number of machines at the demonstration facility by late summer, we have adjusted our plans to have a full Lead Cascade of machines installed and operating by mid-2007. An individual machine achieved performance essentially at our target level of about 320 SWUs per year per machine in testing at Oak Ridge in April 2006 under sub-optimal operating conditions. We have the capability today to build and install a Lead Cascade of machines that can perform at less than our target level of performance. However, we believe that taking some additional time now to optimize the performance and reliability of individual machines, and then to install the first cascade of machines using these optimized results, is more prudent in the long run.
     Delays over the past year have impacted our near term schedule and, as we continue to gather more performance and reliability data, we will assess the impact of these delays on our overall schedule. Our ability to meet this challenging schedule will depend, among other factors described in “Risk Factors,” on the costs of meeting the schedule and the degree of risk we are willing to take on. For example, short term delays may cause us to take more steps concurrently in order to keep on schedule, which has associated risks. As with any large scale development-to-commercialization project, over the course of the project we are likely to encounter additional challenges and possible unexpected delays. We continue to have every confidence in the technology and our well-qualified program team.
     Although we expect to install and operate only a small number of machines this year in the demonstration facility, we will continue to gather significant performance and reliability data this year from our prototype machines. Under the DOE-USEC Agreement, we have a milestone in October 2006 to obtain satisfactory reliability and performance data from Lead Cascade operations. By October, we will have gathered performance and reliability data from the machines installed to date and from the testing to date of our prototype machines, subassemblies, and components. We will also have gathered significant testing data from our related systems that will support Lead Cascade operations. We will review the data we have with DOE as part of our discussions about the October milestone. DOE is aware of our machine performance testing as well as our demonstration facility progress and we expect that we will reach a mutually acceptable agreement with DOE regarding the October milestone. The data gathered thus far gives us a high degree of confidence that the centrifuges we plan to deploy commercially will operate as well, or possibly better, than we initially had targeted. We plan to continue to gather performance and reliability data over the next 12 months as we increase the number of machines in the Lead Cascade.
     The process of obtaining an operating license from the NRC for the American Centrifuge Plant continues to move forward, with the license still expected to be issued by early 2007. In May 2006, the NRC issued the final environmental impact statement, finding that the plant would create no significant adverse environmental or socioeconomic impacts during its construction or operations.

     For a discussion of the overall costs and financing plan for the American Centrifuge program, see “Management’s Discussion and Analysis – Liquidity and Capital Resources – Potential Impacts to Liquidity – American Centrifuge.”
     Government Investigation of Imports from France
     In 2002, the U.S. Department of Commerce (“DOC”) imposed antidumping and countervailing duty (anti-subsidy) orders on imports of LEU produced in France. The orders were imposed in response to unfair trading practices by our French competitors in connection with imports of LEU into the United States.
     In 2005, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) ruled that:
•	SWU contracts were sales of services, not merchandise, and thus were not subject to the U.S. antidumping law, and

•	a subsidy provided through government payments under SWU contracts at above-market prices is not subject to the countervailing duty law.
     On remand from the Federal Circuit, the DOC determined in March 2006 that:
•	the countervailing duty investigation would result in a de minimis subsidy margin that would not support imposition of a countervailing duty order on imports of French LEU, and

•	the antidumping margin applicable to imports of French LEU is slightly higher than the margin found in the original investigation, but is applicable only to LEU sold for cash, and not to LEU supplied under SWU contracts in which the customer delivers uranium and only pays cash for the SWU component of the LEU.
     The Court of International Trade (“CIT”) subsequently affirmed the DOC’s determination in the countervailing duty investigation, but remanded the DOC’s determination in the antidumping investigation in order to more precisely define the types of SWU transactions that would be excluded from the antidumping investigation. In May 2006, the DOC issued this further remand determination, which is currently being reviewed by the CIT.
     The DOC’s remand determinations will not be implemented until there is a final decision in the pending appeals of the French LEU cases. The CIT decisions on the DOC’s remand determinations can be appealed to the Federal Circuit, and if the Federal Circuit affirms the DOC’s remand determinations, any of the parties to the appeal in turn could petition the U.S. Supreme Court to review the Federal Circuit’s decision regarding the remand determinations and orders, as well as the 2005 rulings described above.
     Government Investigation of Imports from Germany, the Netherlands and the United Kingdom
     In June 2006, the DOC terminated the countervailing duty order against imports of LEU produced by Urenco in Germany, the Netherlands and the United Kingdom. No duties had been imposed under this order since 2004, but appeals concerning the findings in the original investigation are still pending. USEC has not yet decided whether to appeal the termination of the order.

     Russian Suspension Agreement
     Imports of LEU produced in the Russian Federation are subject to restrictions imposed under the Russian Suspension Agreement (“Russian SA”). In July 2005, the DOC and the U.S. International Trade Commission (“ITC”) each initiated a “sunset” review of the Russian SA to determine whether termination of the Russian SA is likely to lead to:
•	a continuation or recurrence of dumping of Russian uranium products (a determination made by the DOC), or

•	a continuation or recurrence of material injury to the U.S. uranium industry, including USEC (a determination made by the ITC).
     USEC supported continuation of the Russian SA before both the DOC and ITC, and actively participated in these proceedings.
     On May 30, 2006, the DOC announced that it had determined that termination of the Russian SA would result in a recurrence of dumping. On July 18, 2006, the ITC determined that termination of the Russian SA would result in a recurrence of material injury to the U.S. uranium industry. These determinations mean that, absent reversal on appeal, the Russian SA will not be terminated as a result of this five-year sunset review.
     The parties who opposed continuation of the Russian SA, as well as the Russian Federation, have appealed the DOC’s determination to the Court of International Trade (“CIT”) and are expected to appeal the ITC’s determination to the CIT. If the CIT or a higher Federal court reverses either of these determinations, the Russian SA could be terminated, which could result in a significant increase in sales of Russian-produced LEU that could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract. This would substantially reduce our revenues, gross margins and cash flows and adversely affect the economics of the American Centrifuge program and our ability to finance it.
     The Russian Federation may terminate the Russian SA upon sixty days notice to the DOC. If the Russian Federation were to exercise this right, the DOC would recommence its 1991 antidumping investigation that was suspended as a result of the Russian SA, and would require importers of Russian LEU, including USEC under the Russian Contract, to post bonds to cover estimated duties on imports subject to that investigation. In this event, we would be required to post bonds to cover those duties, which would likely exceed 100% of the value of the imports. Further, if the investigation resulted in an antidumping order, we would have to pay the estimated duties on future imports of Russian LEU in cash. We would be obligated for both posting of the bonds and payment of duties unless a legal mechanism could be identified that would remove these obligations. We are exploring with the U.S. government ways that could possibly reduce or eliminate this obligation. We believe that the cost of posting the bonds and paying any duties ultimately imposed on imports under the Russian Contract would significantly increase our cost of importing Russian LEU and could make the purchase of SWU under the Russian Contract uneconomic.

Results of Operations – Three and Six Months Ended June 30, 2006 and 2005
     The following tables show for the three and six months ended June 30, 2006 and 2005, certain items from the accompanying Consolidated Condensed Statements of Income (Loss) detailed by reportable segments and in total.
     Segment Information
     We have two reportable segments measured and presented through the gross profit line of our income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants as well as nuclear energy solutions provided by NAC. Intersegment sales between the reportable segments were less than $0.1 million in the three and six months ended June 30, 2006 and have been eliminated in consolidation. There were no intersegment sales in the three and six months ended June 30, 2005. Segment information is discussed following this table (in millions):

		U.S. Government
	LEU Segment	Contracts Segment	Total
Three Months Ended June 30, 2006
Revenue	$475.3	$50.0	$525.3
Cost of sales	404.5	41.2	445.7

Gross profit	$70.8	$8.8	$79.6

Six Months Ended June 30, 2006
Revenue	$785.1	$101.5	$886.6
Cost of sales	630.2	84.8	715.0

Gross profit	$154.9	$16.7	$171.6

		U.S. Government
	LEU Segment	Contracts Segment	Total
Three Months Ended June 30, 2005
Revenue	$227.0	$50.4	$277.4
Cost of sales	191.4	43.8	235.2

Gross profit	$35.6	$6.6	$42.2

Six Months Ended June 30, 2005
Revenue	$487.1	$101.5	$588.6
Cost of sales	410.3	88.4	498.7

Gross profit	$76.8	$13.1	$89.9

     Revenue
     Total revenue increased $247.9 million in the three months and $298.0 million in the six months ended June 30, 2006, compared to the corresponding periods in 2005, due to increases in the LEU segment. Revenues from the U.S. government contracts segment were flat compared to the corresponding periods in 2005. Increases in LEU revenue are presented in the following table (in millions, except percentage change):

			Total
	SWU	Uranium	LEU
	Revenue	Revenue	Revenue
Three months ended June 30, 2006	$404.3	$71.0	$475.3
Three months ended June 30, 2005	193.3	33.7	227.0

Increase from 2005 to 2006	$211.0	$37.3	$248.3

Percentage Change	109%	111%	109%

			Total
	SWU	Uranium	LEU
	Revenue	Revenue	Revenue
Six months ended June 30, 2006	$638.3	$146.8	$785.1
Six months ended June 30, 2005	407.6	79.5	487.1

Increase from 2005 to 2006	$230.7	$67.3	$298.0

Percentage Change	57%	85%	61%
     Revenue from sales of SWU increased $211.0 million in the three months and $230.7 million in the six months ended June 30, 2006, compared to the corresponding periods in 2005, reflecting increases in the volume of SWU sold and prices billed to customers. Volume of SWU sales increased 98% in the three months and 47% in the six months ended June 30, 2006, compared to the corresponding periods in 2005, due to net increases in contractual purchases from customers and the timing of customer refuelings. We estimate the volume of SWU sales in 2006 will be about 15% higher than in 2005. The average SWU price billed to customers increased 5% in the three months and 7% in the six months ended June 30, 2006, compared to the corresponding periods in 2005, reflecting higher prices charged to customers under contracts signed in recent years, price increases from contractual provisions for inflation, and the customer mix. We estimate the average SWU price billed to customers in 2006 will be about 4% higher than in 2005.
     Revenue from sales of uranium increased $37.3 million in the three months and $67.3 million in the six months ended June 30, 2006, compared to the corresponding periods in 2005, reflecting increases in the volume of uranium sold of 112% and 39%, respectively, due to the timing of customer refuelings. Compared to the corresponding periods in 2005, the average price for uranium delivered was relatively unchanged in the three months ended June 30, 2006, and was 33% higher in the six months ended June 30, 2006, reflecting higher average prices billed in the first quarter of 2006 due to the periods when contracts were signed and changes in the customer mix.
     Revenue from the U.S. government contracts segment decreased $0.4 million (or less than 1%) in the three months ended June 30, 2006 and was unchanged for the six months ended June 30, 2006, compared to the corresponding periods in 2005.

     Cost of Sales
     Cost of sales for SWU and uranium increased $213.1 million (or 111%) in the three months and $219.9 million (or 54%) in the six months ended June 30, 2006, compared to the corresponding periods in 2005. Increased sales volume accounted for most of the increases. Cost of sales per SWU was 4% higher in the three and six months ended June 30, 2006, compared to the corresponding periods in 2005, reflecting increases in the monthly moving average inventory costs. Under the monthly moving average inventory cost method we use to value our SWU and uranium inventories, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over current and future periods. For example, unit production costs increased 7% in 2005, contributing to the higher cost of sales per SWU in the three and six months ended June 30, 2006.
     Production costs increased $0.2 million (or less than 1%) in the three months ended June 30, 2006, compared to the corresponding period in 2005, reflecting a 2% decline in production and a 2% increase in unit production costs. Production costs decreased $5.0 million (or 2%) in the six months ended June 30, 2006, compared to the corresponding period in 2005, reflecting a 4% decline in production and a 2% increase in unit production costs. The cost for electric power increased $1.1 million in the three months ended June 30, 2006, compared to the corresponding period in 2005, due to a higher average cost per megawatt hour partly offset by lower megawatt hours purchased. The cost for electric power decreased $2.7 million in the six months ended June 30, 2006, compared to the corresponding period in 2005, due to lower megawatt hours purchased partly offset by a higher average cost per megawatt hour.
     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $37.5 million in the three months and $28.8 million in the six months ended June 30, 2006, compared to the corresponding periods in 2005. The increase in purchase costs primarily reflects increased volumes based on the timing of deliveries and, to a lesser extent, increases in the market-based purchase cost per SWU under the Russian Contract.
     Cost of sales for the U.S. government contracts segment decreased $2.6 million (or 6%) in the three months and $3.6 million (or 4%) in the six months ended June 30, 2006 compared to the corresponding periods in 2005. Approximately half of the decline is attributable to costs for NAC with the remainder reflecting a decline in DOE contract costs at the Portsmouth and Paducah plants.
     Gross Profit
     Our gross profit margin was 15.2% in the three months ended June 30, 2006, the same as in the corresponding period in 2005, and 19.4% in the six months ended June 30, 2006, compared with 15.3% in the corresponding period in 2005, reflecting our higher margins from the first quarter 2006. We estimate our gross profit margin for the full year will be approximately 16% in 2006, compared to 15% in 2005, reflecting an increase in power costs in the second half of 2006 and more modest SWU and uranium price increases for the full year 2006 than in the first quarter of 2006.
     Gross profit for SWU and uranium increased $35.2 million (or 99%) in the three months and $78.1 million (or 102%) in the six months ended June 30, 2006, compared to the corresponding periods in 2005, reflecting higher volumes and average prices for SWU and uranium, partly offset by a higher cost of sales per SWU. The uranium component of LEU is generating a higher gross profit margin.

     Gross profit for the U.S. government contracts segment increased $2.2 million (or 33%) in the three months and $3.6 million (or 27%) in the six months ended June 30, 2006, compared to the corresponding periods in 2005, primarily due to the timing of sales of higher margin NAC products and services.
     Non-Segment Information
     The following table presents elements of the accompanying Consolidated Condensed Statements of Income (Loss) that are not categorized by segment (amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross profit	79.6	42.2	171.6	89.9
Special charge for organizational restructuring	—	—	1.5	—
Advanced technology costs	27.3	23.9	47.1	46.6
Selling, general and administrative	14.1	14.0	25.8	29.2

Operating income	38.2	4.3	97.2	14.1
Interest expense	3.5	9.1	8.2	17.8
Interest (income)	(0.5)	(3.2)	(2.3)	(5.1)

Income (loss) before income taxes	35.2	(1.6)	91.3	1.4
Provision for income taxes	13.6	1.4	35.1	3.5

Net income (loss)	$21.6	$(3.0)	$56.2	$(2.1)

     Special Charge for Organizational Restructuring
     In connection with our organizational restructuring announced in September 2005, facility-related charges of $1.5 million were accrued during the first quarter of 2006 related to efforts undertaken to consolidate office space at the headquarters location in Bethesda, Maryland. We ceased use of a portion of the headquarters office space by the end of the first quarter of 2006 leading to the facility related charge.
     Advanced Technology Costs
     Advanced technology costs, primarily demonstration costs for the American Centrifuge technology, increased $3.4 million (or 14%) in the three months and $0.5 million (or 1%) in the six months ended June 30, 2006, compared to the corresponding periods in 2005. Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR storage system. NAC-related advanced technology costs are $0.5 million and $0.8 million for the three and six months ended June 30, 2006, as compared to $0.5 million and $1.0 million during the three and six months ended June 30, 2005. The storage license certification is expected in the fourth quarter of 2006 or the first quarter of 2007, and the transportation license application is expected to be submitted in late 2006. NAC will continue to incur additional costs for the certification, licensing and prototyping phases through the rest of 2006.

     Selling, General and Administrative
     Selling, general and administrative expenses increased $0.1 million (or less than 1%) in the three months ended June 30, 2006, and decreased $3.4 million (or 12%) in the six months ended June 30, 2006, compared to the corresponding periods in 2005. The decrease in the six-month period is primarily a result of $3.2 million in reductions in compensation and employee benefit related expenses from the organizational restructuring of headquarters that was announced in September 2005, and the early termination of the prior three-year performance component of the long-term incentive program for senior executive officers. A new plan was established April 24, 2006 effective March 1, 2006. Decreases in consulting expenses experienced during the first quarter 2006 compared to the prior year were offset in the second quarter 2006.
     Operating Income
     Operating income increased $33.9 million in the three months and $83.1 million in the six months ended June 30, 2006, compared to the corresponding periods in 2005, reflecting higher gross profits principally in the LEU business segment.
     Interest Expense and Interest Income
     Interest expense declined $5.6 million (or 62%) in the three months and $9.6 million (or 54%) in the six months ended June 30, 2006, compared to the corresponding periods in 2005. The decline resulted primarily from our repayment of $288.8 million of our 6.625% senior notes on the scheduled maturity date in January 2006. Interest income declined $2.7 million (or 84%) in the three months and $2.8 million (or 55%) in the six months ended June 30, 2006, compared to the corresponding periods in 2005, primarily due to reduced cash and investment balances following the senior note repayment.
     Provision for Income Taxes
     The provision for income taxes is $13.6 million in the three months and $35.1 million in the six months ended June 30, 2006. The provision for income taxes was $1.4 million and $3.5 million for the corresponding three and six month periods in 2005. The overall effective income tax rate for the six months ended June 30, 2006 is 38% compared to 250% in the six months ended June 30, 2005. We recorded negative effects on deferred tax assets from reductions in the Kentucky and Ohio tax rates in the first and second quarters of 2005, respectively. Excluding the effects of the Kentucky and Ohio deferred tax asset reduction, our effective tax rate would have been 33% in the corresponding six month period in 2005. The most significant items in the remaining difference in the effective rates between 2006 and 2005 reflect accruals of a nontaxable Medicare subsidy, research and other tax credits, and other nondeductible expenses.
     Net Income
     Net income amounted to $21.6 million (or $.25 per share) in the three months ended June 30, 2006, compared with a net loss of $3.0 million (or $.03 per share) in the corresponding period in 2005. Net income amounted to $56.2 million (or $.65 per share) in the six months ended June 30, 2006, compared with a net loss of $2.1 million (or $.02 per share) in the corresponding period in 2005. The improvement of $24.6 million in the three-month period and $58.3 million in the six-month period reflects higher gross profits in both business segments, but principally in the LEU business segment, and decreases in interest expense.

2006 Outlook
     We have updated our 2006 revenue, earnings and cash flow guidance. We expect revenue to total approximately $1.8 billion, with $1.3 billion coming from the sale of SWU. We expect the volume of SWU delivered to be approximately 15% higher than 2005, with the increase over earlier guidance due to additional new sales and increased requirements under existing contracts. SWU prices billed to customers will average about 4% higher than last year. Uranium revenue is expected to be approximately $300 million and includes sales under longer-term contracts from inventory, new spot sales of uranium obtained from underfeeding the production plant and previously deferred revenue. Revenue from U.S. government contracts and other is expected to be approximately $200 million.
     We expect the gross profit margin for 2006 to be approximately 16%, taking into account the impact of higher power prices that went into effect June 1, 2006. Total spending on the American Centrifuge project is expected to be approximately $185 million, a decrease of about $5 million from earlier guidance, but with a higher proportion being expensed rather than capitalized due to delays in the American Centrifuge demonstration activities. This spending is projected to be split between approximately $125 million expensed and $60 million capitalized. This higher level of expensed spending will impact net income and USEC updates its 2006 earnings guidance to be in a range of $60 to $70 million after an increase in expenses for the American Centrifuge. Cash flow from operations in 2006 is subject to timing risks but USEC expects to generate cash in a range of $135 to $145 million.
     We anticipate providing guidance for 2007 early next year but we expect higher electricity prices under our agreement with TVA will have a substantial impact on financial results in 2007 and beyond. In addition, the volume of natural uranium delivered will decline in 2007 compared to recent years as our inventory of uranium that has been generating high margin sales in recent years is depleted. We anticipate that our gross profit margin will be trending downward. Absent additional measures to mitigate this trend, the gross profit margin for 2007 could decline to less than 5%, with a resulting reduction in net income and cash flows from operations.
Liquidity and Capital Resources
     The change in cash and cash equivalents from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Six Months Ended
	June 30,
	2006	2005
Net Cash Provided by Operating Activities	$39.7	$38.2
Net Cash (Used in) Investing Activities	(16.1)	(11.8)
Net Cash (Used in) Financing Activities	(261.1)	(18.2)

Net Increase (Decrease) in Cash and Cash Equivalents	$(237.5)	$8.2

     Operating Activities
     Cash flow from operating activities was $39.7 million in the six months ended June 30, 2006, compared with $38.2 million in the corresponding period in 2005, or $1.5 million more cash generated from operating activities period to period.

     During the first six months ended June 30, 2006, results of operations contributed $56.2 million to cash flow along with a reduction in net inventory balances of $73.5 million period to period, as we sold more from existing inventories rather than from current production. Purchase costs under the Russian Contract increased during the period, but the increase in payables caused by the timing of the purchases remained outstanding at June 30, 2006, providing $32.3 million of cash flow as of the end of the period. The reduction in our balances of accounts payable and other liabilities were principally from tax payments made during the period, from prepayment modifications under the amended TVA contract, and from payments made to our former president and chief executive officer in settlement of his claims. These reductions in accounts payable and other liabilities reduced cash flow from operations by $77.6 million. Accounts receivable balances increased $50.5 million, reflecting the timing of our increased sales volume at the end of the six-month period.
     During the first six months ended June 30, 2005, cash flow from operations benefited from a reduction of $135.5 million in accounts receivable from customer collections following the high level of sales in the fourth quarter of 2004, an increase of $30.5 million in payables under the Russian Contract reflecting the timing of purchases, partly offset by a net inventory increase of $133.7 million.
     Investing Activities
     Capital expenditures amounted to $16.1 million in the six months ended June 30, 2006, compared with $11.8 million in the corresponding period in 2005. Capital expenditures include capitalized costs associated with the American Centrifuge Plant, amounting to $11.7 million in the six months ended June 30, 2006, compared with $8.1 million in the corresponding period in 2005.
     Financing Activities
     The issuance of common stock, primarily from the exercise of stock options, provided cash flow from financing activities of $1.4 million in the six months ended June 30, 2006, compared with $5.4 million in the corresponding period in 2005. There were 87.0 million shares of common stock outstanding at June 30, 2006, compared with 86.6 million at December 31, 2005, an increase of 0.4 million shares (or less than 1% increase). There were 86.2 million shares of common stock outstanding at June 30, 2005, compared with 85.1 million at December 31, 2004, an increase of 1.1 million shares (or 1%).
     In February 2006, the Board of Directors voted to discontinue paying a common stock dividend in order to redirect those funds to reduce the level of external financing needed for construction of the American Centrifuge Plant. Dividends paid to stockholders amounted to $23.6 million (or a quarterly rate of $0.1375 per share) in the six months ended June 30, 2005.
     We repaid the remaining principal balance of our 6.625% senior notes amounting to $288.8 million on the scheduled maturity date of January 20, 2006, using cash on hand and borrowing under our bank credit facility of approximately $78.5 million. We repaid the $78.5 million draw with funds from operations by the end of January 2006. During the six months ended June 30, 2006, aggregate borrowings and repayments amounted to $125.8 million and $99.8 million, respectively, and the peak amount borrowed was the $78.5 million used to repay the senior notes described above. Short-term borrowings of $26.0 million under the revolving credit facility supplied cash on a net basis for the six months ended June 30, 2006.

     Working Capital

	June 30,	December 31,
	2006	2005
	(millions)
Cash and cash equivalents	$21.6	$259.1
Accounts receivable – trade	307.2	256.7
Inventories	899.9	974.3
Short-term debt	(26.0)	—
Current portion of long-term debt	—	(288.8)
Other current assets and liabilities, net	(301.8)	(338.6)

Working capital	$900.9	$862.7

     Capital Structure and Financial Resources
     At June 30, 2006, our long-term debt consisted of $150.0 million of 6.750% senior notes due January 20, 2009. The senior notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. We repaid the remaining balance of our 6.625% senior notes amounting to $288.8 million on the scheduled maturity date of January 20, 2006. The total debt-to-capitalization ratio was 15% at June 30, 2006 and 33% at December 31, 2005.
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
     Pursuant to the terms of the agreement, the credit facility’s availability was reduced by $150.0 million effective July 20, 2006 for a senior note reserve. Proceeds from any future debt or equity offerings will reduce the amount of this senior note reserve on a dollar-for-dollar basis. The revolving credit facility also contains various other reserve provisions that reduce the facility’s availability periodically or restrict the use of borrowings, including covenants that can periodically limit us to $50.0 million in capital expenditures based on available liquidity levels. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type. We expect that our cash, internally generated funds from operations and available financing under the credit facility will be sufficient over the next 12 months to meet our cash needs. At June 30, 2006, we had $297.8 million in unused credit availability compared to $375.0 million credit availability at December 31, 2005. Short-term borrowings and letters of credit under the revolving credit facility amounted to $26.0 million and $36.0 million at June 30, 2006, respectively.
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of June 30, 2006, we were in compliance with all of the covenants.
     In June 2006, Standard & Poor’s lowered its credit ratings on USEC as follows: corporate credit rating to B- with negative outlook from B+ with negative outlook, and senior notes ($150.0 million) to CCC from B-. Our current credit ratings are as follows:

	Standard & Poor’s	Moody’s
Corporate credit/family rating Senior unsecured debt Outlook	B- CCC Negative	B1 B2 Stable
     We do not have any debt obligations that are accelerated or in which interest rates increase in the event of a credit rating downgrade, although reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future.
     Potential Impacts to Liquidity – American Centrifuge
     We will need a significant amount of capital over the next several years to continue our substantial efforts at developing and deploying the American Centrifuge technology as a replacement for the gaseous diffusion technology used at our Paducah plant. We have estimated that the American Centrifuge program will cost approximately $1.7 billion, excluding capitalized interest, to deploy a 3.5 million SWU production plant. However, with the performance data we gather from testing, as well as continuing discussions with our manufacturing and supply partners, we will refine our total cost and SWU capacity estimates for the American Centrifuge plant later this year and in 2007, and these estimates will likely increase. We have seen some increases in recent years in market costs for some raw materials that we will use in construction of the American Centrifuge plant, which could impact these cost estimates. However, if we are able to achieve performance better than we initially targeted and greater SWU capacity, that could offset an increase in costs.
     We had expected to spend approximately $190 million on the American Centrifuge program in 2006, but some of this anticipated spending may not take place until 2007. Total expenditures, including both expense and capital related to American Centrifuge technology for the six months ended June 30, 2006 and 2005 are as follows (in millions) :

	Six Months Ended
	June 30,
	2006	2005
Total expenditures (A)	$57.9	$53.7
Amount expensed	$46.2	$45.6
Amount capitalized (B)	$11.7	$8.1

(A)	Total expenditures are all American Centrifuge costs including demonstration facility, licensing activities, commercial plant facility, program management and interest related costs.

(B)	Cumulative capitalized costs as of June 30, 2006 are $33.8 million and include interest of $2.1 million.
     Initial funding for American Centrifuge program has been through internally generated cash and we expect to have sufficient internally generated cash to fund American Centrifuge costs for at least the next 12 months. The timing of our needs for external capital to fund American Centrifuge costs is contingent upon the anticipated timing of expenditures for the American Centrifuge plant. We expect to have more information as to the timing of capital expenditures and our specific cash needs as we get more performance data and refine our overall cost estimates. We continue to evaluate various options for financing construction of the American Centrifuge plant. Our ability to secure financing will depend in large part on the project’s economics, our risk profile and projected revenues and earnings, taking into account overall cost estimates, timing and market assumptions, including with respect to SWU prices and continued restrictions on Russian LEU imports under the Russian Suspension Agreement.
     Potential Impacts to Liquidity – Financial Assurances Required by NRC
     The liability for the disposition of depleted uranium included in long-term liabilities increased $12.9 million to $59.9 million at June 30, 2006, compared with December 31, 2005. The increase reflects depleted uranium generated in the first six months of 2006 and an increase in the estimated unit disposition cost. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurances. The financial assurance requirement is based on the quantity of depleted uranium at the beginning of the year plus expected depleted uranium generated over the current year. Contingencies are added, in accordance with NRC requirements, to the estimated unit disposition cost for purposes of the financial assurance requirement. The financial assurance requirements for 2006, principally the amount associated with expected depleted uranium being generated, total $91.4 million, and are covered by a combination of a $24.1 million letter of credit and a $67.3 million surety bond. The surety bond is collateralized by a $27.8 million deposit for depleted uranium included in other long-term assets at June 30, 2006. We are in the process of increasing the unit disposition cost for additional contingencies and other potential costs to meet NRC requirements. We expect an increase to the financial assurance requirements later in 2006 of approximately $37 million for a total of approximately $128 million. The increase to the financial assurance requirements is expected to be covered with a corresponding increase in the surety bond, of which a portion will be cash collateralized. Our estimated cost and accrued liability, as well as financial assurances we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
New Accounting Standards
     Reference is made to New Accounting Standards in note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At June 30, 2006, the balance sheet carrying amounts for cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has long-term debt consisting of $150.0 million in 6.750% senior notes scheduled to mature January 20, 2009. At June 30, 2006, the fair value of the senior notes is $144.0 million and the balance sheet carrying amount is $150.0 million. The fair value is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. USEC has not entered into financial instruments for trading purposes.
     Reference is made to our disclosures in Item 7A of our 2005 Annual Report on Form 10-K and the additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:
•	commodity price risk for electric power requirements for the Paducah plant (refer to “Overview – Cost of Sales” and “Results of Operations – Cost of Sales”), and

•	interest rate risk relating to any outstanding borrowings at variable interest rates under the $400.0 million revolving credit agreement (refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources”).
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to information regarding the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contract with the U.S. Department of Energy for the supply of cold standby services at the Portsmouth plant, reported in note 6 to the consolidated condensed financial statements.
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     Investors should carefully consider the updated risk factors below and the other risk factors in our Annual Report on Form 10-K, in addition to the other information in our Annual Report and in this quarterly report on Form 10-Q.
          The future viability of our business depends on our ability to replace our enrichment technology by deploying the American Centrifuge technology.
     We currently depend on our gaseous diffusion facility in Paducah, Kentucky for approximately one-half of the LEU that we need to meet our delivery obligations to our customers. The gaseous diffusion technology that we use at the Paducah plant is an older, high-operating cost technology that requires substantially greater amounts of electric power than the centrifuge technology used by our competitors. Due to significant increases in our power costs, the likelihood of additional power cost increases in the future and the fact that our competitors use enrichment technologies that enable them to produce LEU at a far lower operating cost, the production of LEU using gaseous diffusion technology is becoming increasingly uneconomic. We are focused on developing and deploying an advanced uranium enrichment centrifuge technology, which we refer to as American Centrifuge technology, as a replacement for our gaseous diffusion technology. American Centrifuge technology is more advanced and substantially more operationally cost-efficient than gaseous diffusion. We are not currently pursuing any strategies to replace our gaseous diffusion plant at Paducah with alternatives other than the American Centrifuge Plant. As a result, if we are unable to successfully and timely demonstrate and deploy the American Centrifuge Plant and to do so on a cost-effective basis due to the risks and uncertainties described in this Item or for any other reasons, our gross margins, cash flows and results of operations could be materially and adversely affected and our business may not remain viable.
     We face a number of risks and uncertainties associated with the successful demonstration, construction and deployment of the American Centrifuge technology.
     American Centrifuge technology is expected to be more operationally cost-efficient than our gaseous diffusion technology that we currently depend on for LEU production at our Paducah plant. Nevertheless, the demonstration, construction and deployment of the American Centrifuge technology is a large and capital-intensive undertaking that is subject to numerous risks and uncertainties.

     We are in the process of demonstrating the American Centrifuge technology and are working toward meeting a target schedule for construction of the American Centrifuge Plant. To date, however, we have experienced delays in demonstrating the American Centrifuge technology that have impacted our near term schedule. These delays resulted from the failure of certain materials to meet specifications, performance issues related to certain centrifuge components and compliance with new regulatory requirements, and we could experience additional delays in the future for these and other reasons. We will be assessing the impact that delays over the past year have on our overall schedule for deployment of the American Centrifuge. A change in our overall schedule could have an adverse impact on our business and prospects.
     To maintain a specific schedule we may need to take on additional risks which increase the overall risk of the project, including risks associated with a high production rate of installing centrifuge machines, an accelerated ramp-up in supplier capacity, and the possible need to make key decisions (including decisions to expend or commit to large amounts of capital and resources) before receipt of all relevant machine performance data and confirmation of the project’s overall viability. Delays could also increase our costs for the project, both on an overall basis and the incremental costs we must incur to meet an accelerated schedule, which could jeopardize the overall economics and viability of the project.
     Our next milestone under the DOE-USEC Agreement is to obtain satisfactory reliability and performance data from Lead Cascade operations by October 2006. By October, we expect to have gathered performance and reliability data from the machines installed to date and from the testing to date of our prototype machines, subassemblies and components. We will also have gathered testing data from our related systems that will support Lead Cascade operations. We cannot make any assurances that the data we will have in October will be sufficient to satisfy the October milestone or that we will otherwise reach an agreement with DOE regarding the October milestone. Under the DOE-USEC Agreement, if, for reasons within our control, we fail to meet this or any other milestone and the resulting delay would materially impact our ability to begin commercial operations on schedule, DOE could take a number of actions that could have an adverse impact on our business and prospects and our ability to succeed in the deployment of the American Centrifuge. These actions include terminating the DOE-USEC Agreement, recommending a reduction or termination of our access to Russian LEU or the Paducah plant, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project, or supporting competing projects for production of LEU.
     In addition to the issues that could arise under the DOE-USEC Agreement, delays in the demonstration and deployment of the American Centrifuge could make it more difficult for us to attract and retain customers and could extend the time under which we are contractually required to continue to operate our high-cost Paducah plant. These outcomes could substantially reduce our revenues, gross margins and cash flows and reduce the likelihood of successful deployment of the American Centrifuge.
     We will require a significant amount of capital in order to achieve commercial deployment of the American Centrifuge Plant. Higher power prices have reduced the amount of cash we expect to have available to provide internal financing for the program. As a result, we expect to need a greater amount of external financing. We cannot assure investors that we will be able to obtain sufficient external financing and we cannot predict the cost or terms on which such financing will be available, if at all. We are also evaluating other options to finance and deploy the program and we cannot assure investors that, if necessary, we will be successful in these efforts. Factors that could affect our ability to obtain financing and the cost of the financing or that could affect our ability to successfully pursue other options could include:
•	additional downgrades in our credit rating;

•	market price and volatility of our common stock;

•	general economic and capital market conditions;

•	the success of our demonstration of the American Centrifuge and its estimated costs, efficiency, timing and return on investment;

•	conditions in energy markets;

•	regulatory developments;

•	the impact of reductions or changes in trade restrictions on imports of Russian and other foreign LEU and related uncertainties;

•	investor confidence in the industry and in us and any entity with whom we may partner;

•	our perceived competitive position;

•	SWU prices;

•	our ability to secure long-term SWU purchase commitments from customers at adequate prices;

•	the level of success of our current operations; and

•	restrictive covenants in the agreements governing our revolving credit facility and any future financing arrangements that limit our operating and financial flexibility.
     Our ability to obtain sufficient financing for the American Centrifuge Plant or to successfully pursue other options might also be adversely impacted by our inability to accurately estimate the capital that will be required or the timing of our need for such capital. Our cost estimates for the American Centrifuge Plant are based on many assumptions that are subject to change as new information becomes available or as unexpected events occur. Several of these assumptions, such as the cost of raw materials to build the plant, are outside our control. Accordingly, we cannot assure investors that costs associated with the American Centrifuge Plant will not be materially higher than anticipated. Even if we are able to accurately estimate its cost and obtain the external financing necessary for the American Centrifuge Plant, we cannot assure investors that the benefits that we gain from the American Centrifuge Plant will be sufficient to offset the costs of our investment.
     In addition, certain actions by DOE are required for the American Centrifuge commercial plant to proceed, including entering into a long-term lease agreement with DOE for the American Centrifuge facilities, and agreeing with DOE on terms for our license of the intellectual property upon which the American Centrifuge is based. If DOE fails to take appropriate and timely action, it could delay or disrupt our ability to meet the milestones in the DOE-USEC Agreement, which could delay or prevent successful demonstration or deployment of the American Centrifuge technology or affect our ability to obtain necessary financing.
     Because of its central importance to our business strategy and our current lack of alternatives, if we are unable to successfully and timely demonstrate, construct and deploy the American Centrifuge Plant, our gross margins, cash flows and results of operations could be materially and adversely affected and our business may not remain viable.

     Significant increases in the cost of the electric power supplied to our Paducah plant have materially increased our overall production costs and may, in the future, increase our overall production costs to a level above the prices we charge our customers.
     Dramatically higher costs for power are putting significant pressure on our business and will continue to do so unless and until we are able to deploy more efficient centrifuge technology. The gaseous diffusion enrichment process that we use to produce LEU at our Paducah plant requires significant amounts of electric power. Historically, electric power represented approximately 60% of our production costs at the Paducah plant. However, with the one-year new pricing agreement under our power contract with the Tennessee Valley Authority (“TVA”) that went into effect on June 1, 2006, we expect that power, as a percentage of our production costs, will increase to about 70%. The new pricing is about 50% higher than the previous pricing and our power costs are also now subject to monthly adjustments to account for TVA’s fuel and purchased-power costs, which means that our actual power costs could be even greater than we anticipate.
     Although we are currently signing new contracts in which prices for future deliveries are adjusted on the basis of changes in market prices for power, our sales contracts reflecting agreements reached prior to 2006 do not include provisions that permit us to pass through increases in power prices to our customers. As a result our gross margin and cash flow under our sales contracts will be significantly reduced by the higher power costs under the amended TVA contract. Additionally, if our power costs continue to rise, profit margins under new sales contracts that we are entering into may be similarly impacted. Accordingly, if our power costs continue to rise and mitigating steps are unavailable or insufficient, production at the Paducah plant will become increasingly uneconomic at existing contract prices, which will adversely affect the long-term viability of our business.
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
     The Russian Suspension Agreement is a 1992 agreement between the United States and Russia that today precludes Russian LEU from being sold for consumption in the United States except under the Russian Contract. The agreement could be terminated (1) unilaterally by the Russian government upon 60 days notice or (2) as a result of periodic administrative procedures under U.S. international trade laws. For example, the “sunset review” of the Russian Suspension Agreement is conducted every five years by the Department of Commerce and the U.S. International Trade Commission. Final determinations in the latest “sunset review” were made in May and July of 2006 and were in favor of maintaining the existing suspension agreement. However, interested parties who participated in the “sunset review” have appealed the decision of the Department of Commerce and can appeal the decision of the U.S. International Trade Commission to the Court of International Trade and higher Federal courts, which could reverse the decision and terminate the Russian Suspension Agreement. The agreement can also be modified by negotiation between the U.S. and Russian governments to permit Russia to sell more LEU in the U.S. market. The Russian government has made recent statements about its desire to gain additional access to the U.S. markets that have created some concern that the Russian government might take action to terminate the Russian Suspension Agreement or modify its scope to exclude LEU sold under SWU contracts from the restrictions imposed on imports by the Russian Suspension Agreement.
     Unless accompanied by equivalent limitations on imports or unless other steps are taken by the U.S. government to limit the impact on USEC, a termination of the Russian Suspension Agreement, or a modification of the terms or the scope of the Russian Suspension Agreement, could result in a significant increase in sales of Russian-produced LEU in the U.S. that could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract. This could substantially alter the economics of the American Centrifuge project and our ability to obtain financing for it, reduce our revenues, gross margins and cash flows, and jeopardize our ability to secure the long-term sales contracts we need to continue operating our existing enrichment plant and pursue the deployment of the American Centrifuge.
     Alternatively, if the Russian Federation unilaterally terminated the Russian Suspension Agreement, the Department of Commerce would recommence its antidumping investigation and would require importers of Russian LEU, including us under the Russian Contract, to post bonds to cover estimated duties on imports subject to that investigation that would likely exceed 100% of the value of the imports. Further, if the investigation resulted in an antidumping order, we would have to pay estimated duties on future imports of Russian LEU in cash. Because we have a fixed commitment to purchase the Russian LEU under the Russian Contract and must continue to import the Russian LEU in order to meet our obligations to customers, we may not have any alternative to posting the bonds or paying these duties. Depending on the cost of the bonds and the magnitude of the duties imposed, the increase in our costs could materially adversely affect our gross margins, cash flows, liquidity and results of operations and our business may not remain viable.
     The long-term and fixed nature of our customer contracts could adversely affect our results of operations in current and future years.
     As is typically the case in our industry, we sell nearly all of our SWU under long-term contracts. The prices that we charge under our current contracts (particularly those reflecting terms agreed to prior to 2006) are typically fixed or only increase with inflation. Therefore, these contracts do not allow us to pass along increases in our costs, such as increased power costs or increases in the prices we pay under the Russian Contract for SWU, or to take advantage of market increases in the price of SWU. We anticipate that these limitations, combined with our cost-structure and our sensitivity to increased power costs due to the power-intensive gaseous diffusion technology that we currently depend on, will reduce our ability to cover our cost of sales with revenues earned under our customer contracts and will materially and adversely impact our gross margins and cash flows in current and future periods.
     In addition, our older contracts give customers the flexibility to determine the amounts of natural uranium that they deliver to us, which can result in our receiving less uranium from customers than we transferred from our inventory to the Russian Federation under the Russian Contract. Over time, to the extent our inventory is insufficient to absorb the difference, we could be required to purchase uranium to continue to meet our obligations to the Russian Federation, which, depending on the market price of uranium, could have an adverse impact on our gross margins, cash flows and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Second Quarter 2006 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
April 1 – April 30	1,333	$12.70	—	—
May 1 – May 31	—	—	—	—
June 1 – June 30	—	—	—	—

Total	1,333	$12.70	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 1,333 shares of common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan, as amended.
Item 4. Submission of Matters to a Vote of Security Holders
     USEC held its annual meeting of shareholders on April 25, 2006. As of the record date, March 1, 2006, there were 86.7 million shares of common stock outstanding and entitled to vote. 91% of those shares were represented at the annual meeting.
     A board of eight directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified. There were no abstentions or broker non-votes. The number of votes cast for and withheld follows (in millions):

	For	Withheld
James R. Mellor, Chairman	76.8	2.3
Michael H. Armacost	76.7	2.4
Joyce F. Brown	77.4	1.7
John R. Hall	77.4	1.6
W. Henson Moore	77.5	1.6
Joseph F. Paquette, Jr.	76.7	2.3
John K. Welch	77.4	1.6
James D. Woods	76.7	2.4
     The following item was also voted on at the annual meeting (in millions):

	For	Against	Abstain
Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2006	78.1	.9	.1

Item 6. Exhibits

10.1	Amendment No. 3 to the December 10, 2004 Memorandum of Agreement between the United States Department of Energy and USEC Inc., dated June 23, 2006.

10.2	USEC Inc. 2006 Supplemental Executive Retirement Plan, effective April 24, 2006.

10.3	Amendatory Agreement (Supplement No. 3) dated April 3, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation, incorporated by reference to Exhibit 10.5 of the quarterly report on Form 10-Q filed on May 5, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.4	Executive Incentive Plan Summary Plan Description, incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287).

10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees), incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287).

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards), incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

August 3, 2006	By	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 3 to the December 10, 2004 Memorandum of Agreement between the United States Department of Energy and USEC Inc., dated June 23, 2006.

10.2	USEC Inc. 2006 Supplemental Executive Retirement Plan, effective April 24, 2006.

10.3	Amendatory Agreement (Supplement No. 3) dated April 3, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation, incorporated by reference to Exhibit 10.5 of the quarterly report on Form 10-Q filed on May 5, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.4	Executive Incentive Plan Summary Plan Description, incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287).

10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees), incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287).

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards), incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.