Form 10-Q
period 2006-09-30
USEC INC
filed 2006-11-03
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of October 31, 2006, there were 87,117,000 shares of Common Stock issued and outstanding.

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

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$96.3	$259.1
Restricted short-term investments	—	17.8
Accounts receivable – trade	191.5	256.7
Inventories	1,024.4	974.3
Deferred income taxes	34.1	39.1
Other current assets	106.5	68.7

Total Current Assets	1,452.8	1,615.7
Property, Plant and Equipment, net	174.6	171.2
Other Long-Term Assets
Deferred income taxes	114.3	100.6
Deposits for surety bonds	27.8	24.6
Prepaid pension benefit costs	86.2	86.2
Inventories	24.8	71.4
Goodwill	7.4	7.5
Intangibles	3.3	3.6

Total Other Long-Term Assets	263.8	293.9

Total Assets	$1,891.2	$2,080.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$288.8
Accounts payable and accrued liabilities	144.9	217.4
Payables under Russian Contract	120.7	111.6
Inventories owed to customers and suppliers	89.8	2.3
Deferred revenue and advances from customers	120.8	132.9

Total Current Liabilities	476.2	753.0
Long-Term Debt	150.0	150.0
Other Long-Term Liabilities
Depleted uranium disposition	66.3	47.0
Postretirement health and life benefit obligations	148.4	153.9
Other liabilities	71.2	69.3

Total Other Long-Term Liabilities	285.9	270.2
Commitments and Contingencies (Note 6)
Stockholders’ Equity	979.1	907.6

Total Liabilities and Stockholders’ Equity	$1,891.2	$2,080.8

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)
(millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Separative work units	$336.6	$306.2	$974.9	$713.8
Uranium	34.4	60.2	181.2	139.7
U.S. government contracts and other	46.8	54.6	148.3	156.1

Total revenue	417.8	421.0	1,304.4	1,009.6
Cost of sales:
Separative work units and uranium	326.7	337.6	956.9	747.9
U.S. government contracts and other	39.0	46.9	123.8	135.3

Total cost of sales	365.7	384.5	1,080.7	883.2

Gross profit	52.1	36.5	223.7	126.4
Special charge (credit) for organizational restructuring	(0.1)	4.5	1.4	4.5
Advanced technology costs	23.9	20.5	71.0	67.1
Selling, general and administrative	10.9	12.3	36.7	41.5

Operating income (loss)	17.4	(.8)	114.6	13.3
Interest expense	3.2	9.0	11.4	26.8
Interest (income)	(1.7)	(2.3)	(4.0)	(7.4)

Income (loss) before income taxes	15.9	(7.5)	107.2	(6.1)
Provision (credit) for income taxes	6.0	(2.3)	41.1	1.2

Net income (loss)	$9.9	$(5.2)	$66.1	$(7.3)

Net income (loss) per share – basic and diluted	$.11	$(.06)	$.76	$(.08)
Dividends per share	—	$.1375	—	$.4125
Weighted-average number of shares outstanding:
Basic	86.7	86.3	86.5	86.0
Diluted	86.9	86.3	86.8	86.0
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$66.1	$(7.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26.5	25.9
Deferred income taxes	(8.6)	(25.8)
Depleted uranium disposition	16.1	16.3
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	65.2	(39.0)
Inventories – net (increase) decrease	84.0	(63.2)
Payables under Russian Contract – increase	9.1	45.7
Deferred revenue, net of deferred costs – increase (decrease)	(16.8)	56.0
Accounts payable and other liabilities – increase (decrease)	(76.2)	8.4
Other, net	(12.4)	3.2

Net Cash Provided by Operating Activities	153.0	20.2

Cash Flows Used in Investing Activities
Capital expenditures	(29.6)	(20.6)

Net Cash (Used in) Investing Activities	(29.6)	(20.6)

Cash Flows Used in Financing Activities
Borrowings under credit facility	133.3	—
Repayments under credit facility	(133.3)	—
Repayment of senior notes	(288.8)	—
Tax benefit related to stock-based compensation	.4	—
Dividends paid to stockholders	—	(35.4)
Common stock issued	2.2	8.3

Net Cash (Used in) Financing Activities	(286.2)	(27.1)

Net (Decrease)	(162.8)	(27.5)
Cash and Cash Equivalents at Beginning of Period	259.1	174.8

Cash and Cash Equivalents at End of Period	$96.3	$147.3

Supplemental Cash Flow Information:
Interest paid	$19.7	$31.8
Income taxes paid	72.6	15.8
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-K for the year ended December 31, 2005.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, clarifying the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the interpretation and have not determined whether or not it will have a material effect on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the statement and have not determined whether or not it will have a material effect on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, requiring the recognition in the balance sheet of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability, and an offsetting adjustment to accumulated other comprehensive income (loss), a component of stockholders’ equity. SFAS No. 158 requires prospective application, and is effective beginning with USEC’s financial statements for December 31, 2006. SFAS No. 158 requires balance sheet recognition of net actuarial losses and prior service costs and benefits (items that are deferred and recognized as net periodic benefit costs in the statement of income over time). For USEC’s defined benefit pension plans, the adoption of SFAS No. 158 is expected to have two impacts on the balance sheet at December 31, 2006. USEC expects (1) the elimination of the existing prepaid pension benefit costs asset of approximately $86 million, and (2) a liability for benefit obligations of approximately $26 million, based on the actuarial valuation as of December 31, 2005 as updated for expected 2006 activity. As a result, the net balance sheet change for benefit obligations under the defined benefit pension plans is expected to be approximately $112 million at year-end. The liability for benefit obligations under the postretirement health and life benefit plans is expected to decrease by approximately $23 million under SFAS No. 158. These changes to the benefit obligation liabilities will be recognized through other comprehensive income (loss), net of tax, and deferred income taxes. Other changes are expected in the quarter ending December 31, 2006 in the normal course of events culminating with the year-end actuarial valuation.
     SFAS No. 158 requires that plan assets and benefit obligations be measured at the year-end balance sheet date, which is consistent with USEC’s practice. SFAS No. 158 does not impact the measurement of plan assets and benefit obligations, nor the determination of the amount of net periodic benefit cost in the statement of income. Disclosure requirements are expanded under SFAS No. 158 to provide additional information about the effects of delayed recognition of actuarial gains and losses and prior service costs and benefits.
     2. INVENTORIES

	September 30,	December 31,
	2006	2005
	(millions)
Current assets:
Separative work units	$786.2	$790.3
Uranium	227.7	171.3
Materials and supplies	10.5	12.7

	1,024.4	974.3

Long-term assets:
Uranium	22.8	—
Out-of-specification uranium	2.0	37.6
Highly enriched uranium from DOE	—	33.8

	24.8	71.4

Current liabilities:
Inventories owed to customers and suppliers	(89.8)	(2.3)

Inventories, net	$959.4	$1,043.4

     Inventories Owed to Customers and Suppliers
     Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of low enriched uranium (“LEU”). In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Uranium provided by customers for which title passed to USEC is recorded on the balance sheet at estimated fair values of $3.3 million at September 30, 2006 and $2.3 million at December 31, 2005.

     Additionally, USEC owed SWU and uranium inventories to fabricators with a cost totaling $86.5 million at September 30, 2006. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries are made.
     Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $3.8 billion at September 30, 2006, and $2.3 billion at December 31, 2005, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.
     Remediating or Replacing Out-of-Specification Uranium
     USEC has been working with the U.S. Department of Energy (“DOE”) to replace or remediate 9,550 metric tons of natural uranium transferred to USEC from DOE prior to privatization which contained elevated levels of technetium that put the uranium out-of-specification for commercial use. Out-of-specification means that the uranium would not meet the industry standard as defined in the American Society for Testing and Materials specification “Standard Specification for Uranium Hexafluoride for Enrichment.” Under an agreement signed with DOE in June 2002 (“DOE-USEC Agreement”), DOE was obligated to replace or remediate the affected uranium inventory. USEC has been operating facilities at the Portsmouth plant in Piketon, Ohio under contract with DOE to process and remove contaminants from the out-of-specification uranium. As of September 30, 2006, 9,495 metric tons (or 99%) of USEC’s out-of-specification uranium had been replaced or remediated. In October 2006, the remaining 55 metric tons was processed and the remediation project for USEC-owned uranium was completed.
     USEC has also been processing and removing contaminants from out-of-specification uranium owned by DOE under an agreement with DOE entered into in December 2004. These efforts are expected to continue through September 2008, but are subject to additional funding from DOE.
     DOE provided uranium that met specification to USEC in February 2005 and March 2006, and the proceeds from USEC’s sales of such uranium were used to reimburse USEC for costs incurred in remediating both USEC and DOE-owned out-of-specification uranium. Proceeds from these sales of uranium, pending payment to USEC for processing costs, were invested for DOE and reported as restricted short-term investments, and were expended by July 2006. The balance sheet carrying amount of $17.8 million at December 31, 2005 is stated at fair value. Following the use of the proceeds from the sales of uranium transferred by DOE, DOE agreed to make direct payment for USEC’s processing costs up to a total allowable amount. This allowable amount was increased in September 2006 to enable USEC to continue remediation efforts and will need to be increased again to enable USEC to continue remediation of DOE-owned out-of-specification uranium beyond November 2006.
     Revenue and costs related to the processing of DOE and USEC out-of-specification uranium are recognized in the U.S. government contracts segment.

3. DEBT
     Revolving Credit Facility
     In August 2005, USEC entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and its subsidiaries. Effective July 20, 2006, available credit (“availability”) under the credit facility was reduced by $150.0 million because of a reserve referred to in the agreement as the “senior note reserve” tied to the aggregate amount of proceeds received by USEC from any future debt or equity offerings. Effective October 16, 2006, the credit agreement was amended to modify the treatment of this reserve. Following the amendment, the senior note reserve will now be treated as a reduction to USEC’s qualifying assets (such as eligible inventory and accounts receivable) that establish the borrowing base, rather than directly reducing availability. The senior note reserve will now reduce availability under the credit facility only at such time and to the extent that USEC does not have sufficient qualifying assets available to cover the reserve and USEC’s other reserves. USEC’s other reserves against its qualifying assets currently consist primarily of a reserve for future obligations to DOE with respect to the turnover of the gaseous diffusion plants to them at the end of the term of the lease of these facilities. Immediately following the amendment, availability was restored by $150 million.
     There were no short-term borrowings under the revolving credit facility at September 30, 2006 or at December 31, 2005. During the nine months ended September 30, 2006, aggregate borrowings and repayments amounted to $133.3 million, and the peak amount outstanding was $78.5 million. Letters of credit issued under the facility amounted to $36.0 million at September 30, 2006 and $25.0 million at December 31, 2005. Availability under the credit facility was $214.0 million at September 30, 2006 and $375.0 million at December 31, 2005.
     Senior Notes

	September 30,	December 31,
	2006	2005
	(millions)
6.625% senior notes, due January 20, 2006	$—	$288.8
6.750% senior notes, due January 20, 2009	150.0	150.0

	$150.0	$438.8

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
     At September 30, 2006, the fair value of the senior notes calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $141.0 million, compared with the balance sheet carrying amount of $150.0 million.

4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
     Deferred revenue and advances from customers were as follows (in millions):

	September 30,	December 31,
	2006	2005
Deferred revenue	$118.3	$106.8
Advances from utility customers	2.5	8.3
Proceeds from sales of DOE uranium	—	17.8

	$120.8	$132.9

     In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require USEC to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. In such cases, recognition of revenue is deferred until uranium or LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. Related costs associated with deferred revenue, reported in other current assets, totaled $78.2 million at September 30, 2006 and $55.7 million at December 31, 2005.
     Deferred revenue and advances from customers at December 31, 2005 included proceeds from sales of DOE uranium that were pending payment to USEC as reimbursement for USEC’s costs in processing out-of-specification uranium.
5. ORGANIZATIONAL RESTRUCTURING
     In September 2005, USEC announced a restructuring of the Company’s organization. This included the implementation of an involuntary reduction of 38 employees in the headquarters operations located in Bethesda, Maryland, including the elimination of some senior positions and the realignment of responsibilities under a smaller senior management team. The workforce reductions resulted in special charges for termination benefits of $4.5 million, of which $2.7 million was paid or utilized during 2005 and $1.8 million in 2006. Additionally, facility related charges of $1.5 million related to efforts undertaken to consolidate office space at the headquarters location were accrued during the first quarter of 2006 and utilized during the second quarter of 2006.
     In October 2005, USEC continued its restructuring efforts, announcing voluntary and involuntary staff reductions at its field organizations. This resulted in the reduction of 151 employees and special charges for termination benefits of $2.8 million consisting principally of severance benefits. Of these termination charges, $1.5 million was paid or utilized during 2005 and $1.1 million in the first quarter of 2006. A credit of $0.1 million was recorded in the third quarter of 2006 representing a change in estimate of costs for termination benefits, and the remaining $0.1 million is anticipated to be utilized in the fourth quarter of 2006.

     A summary of special charges for organizational restructuring and the related balance sheet account information follows (in millions):

		Paid	Balance		Paid	Balance
	Special	and	Dec. 31,	Special	and	Mar. 31,
	Charge	Utilized	2005	Charge	Utilized	2006
Workforce reductions:
Corporate	$4.5	$(2.7)	$1.8	$—	$(1.3)	$0.5
Field operations	2.8	(1.5)	1.3	—	(1.1)	0.2

Facility related charges:
Corporate	—	—	—	1.5	—	1.5

Total	$7.3	$(4.2)	$3.1	$1.5	$(2.4)	$2.2

	Balance	Paid	Balance		Paid	Balance
	Mar. 31,	and	June 30,	Special	and	Sep. 30,
	2006	Utilized	2006	(Credit)	Utilized	2006
Workforce reductions:
Corporate	$0.5	$(0.4)	$0.1	$—	$(0.1)	$—
Field operations	0.2	—	0.2	(0.1)	—	0.1

Facility related charges:
Corporate	1.5	(1.5)	—	—	—	—

Total	$2.2	$(1.9)	$0.3	$(0.1)	$(0.1)	$0.1

     Organizational restructuring costs are not classified by segment as USEC utilizes gross profit as its segment measure.
6. COMMITMENTS AND CONTINGENCIES
     Power Contracts and Commitments
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases electric power for the Paducah plant under a power purchase agreement signed with the Tennessee Valley Authority (“TVA”) in 2000, and amended in April 2006. Capacity under the TVA agreement is fixed through May 2007, and prices are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. As of September 30, 2006, USEC is obligated, whether or not it takes delivery of electric power, to make minimum payments for the purchase of electric power of approximately $300 million for the period October 2006 through May 2007.
     American Centrifuge Technology
     USEC is working to develop and deploy the American Centrifuge technology as a replacement for the gaseous diffusion technology used at the Paducah plant. USEC is in the process of demonstrating the American Centrifuge technology and is working toward meeting a target schedule for construction of the American Centrifuge Plant. USEC’s near term schedule for American Centrifuge has been impacted by delays resulting from the failure of certain materials to meet specifications, performance issues related to certain centrifuge components and compliance with new regulatory requirements, and USEC is evaluating the impact of these delays on its overall schedule.

     The DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge plant. Under the DOE-USEC Agreement, if, for reasons within USEC’s control, USEC fails to meet these or any other milestone and the resulting delay would materially impact USEC’s ability to begin commercial operations on schedule, DOE could take a number of actions that could have an adverse impact on USEC’s business and prospects and USEC’s ability to succeed in the deployment of the American Centrifuge. These actions include terminating the DOE-USEC Agreement, recommending a reduction or termination of USEC’s access to Russian LEU or the Paducah plant, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring us to transfer our rights in centrifuge technology and facilities to DOE, or supporting competing projects for production of LEU.
     Discussions have begun with DOE regarding the October 2006 project milestone under the DOE-USEC Agreement of obtaining satisfactory reliability and performance data from Lead Cascade operations. USEC has made substantial progress towards meeting this milestone, having obtained substantial satisfactory performance and reliability data with respect to centrifuges and related systems. However, this data is principally from testing at Oak Ridge rather than from Lead Cascade operations.
     USEC will also be discussing with DOE the January 2007 milestone under the DOE-USEC Agreement that requires USEC to have secured a financing commitment for a 1 million SWU centrifuge plant. USEC believes that more attractive financing terms are likely to become available after performance of the Lead Cascade has been verified in 2007, the projected costs and schedule have been updated, and USEC obtains more definitive feedback from its customers to proposed pricing of SWU from the American Centrifuge. While USEC believes that this financing milestone could be met, we do not believe that a full financing commitment is needed in January 2007 or that it would be prudent to pursue such financing at this time. Given the progress in the American Centrifuge program and the continuing strong commitment to the project, USEC anticipates reaching a mutually acceptable agreement with DOE regarding the October 2006 and January 2007 milestones. However, USEC cannot provide any assurances that it will reach an agreement.
     Lease Commitments
     In July 2006, USEC amended the lease on its corporate headquarters, effective June 1, 2006. The amendment includes a termination of a portion of the space and extends the lease on the remaining space through November 2016. Future estimated minimum lease payments under leases with DOE for the Paducah, Piketon, and Oak Ridge facilities, and leases for office space and equipment follow (in millions):

Fourth quarter 2006	$1.6
2007	6.1
2008	5.2
2009	4.4
2010	3.2
Thereafter	11.7

$32.2

     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth plant. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”) and related claims in connection with invoices submitted under that contract. USEC has responded to DOJ’s letter and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. USEC continues to believe that the government does not have any legitimate bases for asserting any FCA or related claims under the cold standby contract, and intends to defend vigorously any such claim that might be asserted against it.
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
7. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service costs	$4.2	$4.2	$12.8	$12.2	$1.2	$1.3	$3.6	$5.4
Interest costs	10.0	9.7	30.1	29.3	2.7	3.4	8.2	10.8
Expected return on plan assets (gains)	(13.4)	(13.7)	(40.4)	(41.1)	(1.3)	(1.3)	(4.1)	(4.1)
Amortization of prior service costs (credit)	.4	.4	1.2	1.2	(3.6)	(.3)	(10.8)	(.7)
Amortization of actuarial losses	1.2	.3	3.5	1.6	.6	—	1.9	1.1
Curtailment losses	—	.1	—	.1	—	—	—	—

Net benefit costs (income)	$2.4	$1.0	$7.2	$3.3	$(.4)	$3.1	$(1.2)	$12.5

     Amortization of prior service credit for the postretirement health and life benefit plans in the three and nine months ended September 30, 2006 reflects the institution of a lifetime cap on claims after age 65 for medical and drug coverage. The credit is amortized over the average remaining years of service until full eligibility.
     USEC expects total cash contributions to the plans in 2006 will be as follows: $10.8 million for the defined benefit pension plans and $4.8 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of September 30, 2006 were $9.0 million and $3.8 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.
     At December 31, 2005, projected pension benefit obligations were 94% funded and postretirement health and life benefit obligations, typically funded on a pay-as-you-go basis, were 34% funded.
     Reference is made to New Accounting Standards in note 1 for information concerning SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, issued by the FASB in September 2006 and effective beginning with USEC’s financial statements for December 31, 2006.

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
     Effective January 1, 2006, USEC adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, whereby compensation cost relating to share-based payments is recognized in the financial statements. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the nominal vesting period. Prior to January 1, 2006, USEC accounted for share-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, with pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Under APB No. 25, USEC recognized expense for restricted stock and restricted stock units in the income statement and disclosed the fair value of compensation related to stock options and the employee stock purchase plan. SFAS No. 123(R) requires USEC to expense of all stock-based compensation, including restricted stock, restricted stock units, stock options and costs associated with the employee stock purchase plan.
     Prior to adoption of SFAS No. 123(R), USEC used a straight-line amortization of stock-based compensation over the nominal vesting period. Under SFAS No. 123(R), compensation cost for stock-based awards granted after the adoption is recognized over the requisite service period. USEC has determined that application of the nominal vesting period approach to the unvested outstanding awards at the end of 2005 and application of the requisite service period approach to stock-based compensation awarded beginning in 2006 did not have a material impact on the consolidated financial statements for the three months or nine months ended September 30, 2006.
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
     Stock Options
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

     The expected term of options granted is estimated as the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. Future stock price volatility is estimated based on historical volatility for the recent period equal to the expected term of the options. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and therefore an expected dividend yield of zero is used in the option valuation model. Historical data are used to estimate pre-vesting option forfeitures at the time of grant. Estimates for option forfeitures are revised in subsequent periods if actual forfeitures differ from those estimates. The requirements of SFAS No. 123(R) result in the recognition of compensation expense for stock option awards that are expected to vest. USEC recognized expense of $0.1 million for the three months and $0.4 million for the nine months ended September 30, 2006 related to stock options granted.
     The assumptions used to value option grants for the three and nine months ended September 30, 2006 and September 30, 2005 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	—	4.6%	4.0%
Expected dividend yield	—	—	—	3.4%
Expected volatility	41%	—	41%	42%
Expected option life	3.2 years	—	3.4 years	3.5 years
Weighted-average grant date fair value	$2.65	—	$4.20	$4.62
     Stock options vest or become exercisable in equal annual installments over a one to three year period and expire 5 or 10 years from the date of grant. A summary of stock option activity for the nine months ended September 30, 2006 follows:

			Weighted-Average
	Stock	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(millions)
Outstanding at December 31, 2005	1,355	$8.97
Granted	287	12.28
Exercised	(286)	7.33
Forfeited or expired	(139)	15.10

Outstanding at September 30, 2006	1,217	$9.44	4.5	$1.9

Exercisable at September 30, 2006	795	$8.27	4.7	$1.9

     The total intrinsic value of options exercised was $0.2 million and $0.9 million during the three months ended September 30, 2006 and 2005, respectively, and $1.3 million and $4.6 million during the nine months ended September 30, 2006 and 2005, respectively. Cash received from the exercise of stock options during the nine months ended September 30, 2006 and 2005 was $2.1 million and $5.1 million, respectively.

     Stock options outstanding and options exercisable at September 30, 2006, follow (options in thousands):

		Weighted
		Average
		Remaining
Stock Exercise	Options	Contractual	Options
Price	Outstanding	Life in Years	Exercisable
$3.63 to $6.97	163	4.3	163
7.00	107	6.8	107
7.02 to 7.13	193	5.4	193
8.05	104	2.4	70
8.50	142	4.8	142
10.44 to 11.88	103	4.0	2
12.09	262	4.5	—
12.19 to 14.28	56	4.0	31
16.90	87	3.5	87

	1,217	4.5	795

     Restricted Stock and Restricted Stock Units
     Compensation costs for grants of restricted stock and restricted stock units were recognized in the financial statements under APB Opinion No. 25 and continue to be recognized under SFAS No. 123(R). USEC recognized expense of $0.9 million for the three months and $2.1 million for the nine months ended September 30, 2006 related to these plans as compared to $1.2 million for the three months and $3.7 million for the nine months ended September 30, 2005. A new long-term incentive program was established April 24, 2006, effective March 1, 2006. Under the new plan, the target award denominated in shares of USEC stock is determined based on the average closing price of USEC’s common stock in the calendar month prior to the beginning of the performance period. The awards are then marked to market each period, with 80% of the adjustment based on the ending price of USEC’s common stock. The remaining 20% is based on a market condition and is valued using a Monte Carlo model. Compensation cost for these awards is generally recognized over a three-year service period. The awards under the long-term incentive plan can be settled in cash or USEC stock, or can be deferred for future settlement at the employee’s discretion. Since there is the potential for cash settlement, the awards are classified as a liability. Non-employee directors are granted restricted stock units as part of their compensation for serving on the Board of Directors. The restricted stock units vest over one or three years.
     The fair value of restricted stock is determined based on the closing price of USEC’s common stock on the grant date. Compensation cost for restricted stock is amortized to expense on a straight-line basis over the vesting period, which, depending on the grant, is amortized ratably over a three-year period or at the end of either a one-year or five-year period. Sale of such shares is restricted prior to the date of vesting. A summary of restricted shares activity for the nine months ended September 30, 2006 follows (shares in thousands):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Restricted Shares at December 31, 2005	721	$10.44
Granted	249	12.25
Vested	(103)	14.46
Forfeited	(44)	13.23

Restricted Shares at September 30, 2006	823	$10.33

     Employee Stock Purchase Plan
     In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over a 10-year period by participating employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. This plan was amended in 2005 to provide that the purchase price is 85% of the market price at the end of the six-month offer period and to institute a minimum holding period of one year. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. The requirements of SFAS No. 123(R) result in the recognition of compensation costs for the discounts provided under the Employee Stock Purchase Plan. USEC recognized expense of less than $0.1 million for the three months and $0.1 million for the nine months ended September 30, 2006 related to this plan. At December 31, 2005, there were 204,000 remaining shares available for purchase under the plan.
     Total Stock-based Compensation
     Total stock-based compensation resulted in an expense of $1.0 million, or $0.6 million after tax, in the three months and $2.6 million, or $1.6 million after tax, in the nine months ended September 30, 2006. Stock-based compensation costs capitalized as part of the cost of inventory amounted to $0.1 million in the three months and $0.2 million in the nine months ended September 30, 2006.
     The following table illustrates the effect on net income for the three and nine months ended September 30, 2005 under the pro forma disclosure requirements of SFAS No. 123 (in millions, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net (loss), as reported	$(5.2)	$(7.3)
Add — Stock-based compensation expense included in reported results, net of tax	0.6	1.8
Deduct — Stock-based compensation expense determined under the fair-value method, net of tax	(1.3)	(4.2)

Pro forma net (loss)	$(5.9)	$(9.7)

Net (loss) per share — basic and diluted:
As reported	$(.06)	$(.08)
Pro forma	(.07)	(.11)
     As of September 30, 2006, there was $6.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $5.8 million relates to restricted shares and restricted stock units, and $1.0 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.
     Tax Effect
     Prior to the effective date of SFAS No. 123(R), the benefits of tax deductions in excess of recognized compensation expense related to the exercise of stock options and disqualifying dispositions are presented as operating cash flows on USEC’s consolidated statement of cash flows. Effective January 1, 2006, in accordance with SFAS No. 123(R), the tax benefits are classified as financing cash flows, and amounted to $0.4 million for the nine months ended September 30, 2006.

9. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common
	Stock,	Excess of				Accumulated
	Par Value	Capital			Deferred	Other	Total
	$.10 per	over	Retained	Treasury	Comp-	Comprehensive	Stockholders’
	Share	Par Value	Earnings	Stock	ensation	Income (Loss)	Equity
Balance at December 31, 2005	$10.0	$970.6	$31.3	$(99.5)	$(2.7)	$(2.1)	$907.6
Common stock issued:
Proceeds from the exercise of stock options	—	—	—	2.1	—	—	2.1
Restricted and other stock issued	—	1.6	—	1.7	—	—	3.3
Eliminate deferred compensation under SFAS No. 123(R)	—	(2.7)	—	—	2.7	—	—
Net income	—	—	66.1	—	—	—	66.1

Balance at September 30, 2006	$10.0	$969.5	$97.4	$(95.7)	$—	$(2.1)	$979.1

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)
Weighted average number of shares outstanding:
Basic	86.7	86.3	86.5	86.0
Dilutive effect of stock compensation awards (1)	.2	—	.3	—

Diluted	86.9	86.3	86.8	86.0

(1)	No dilutive effect of stock compensation awards is recognized in those periods in which a net loss has occurred. Potential shares totaling 0.3 million for the three months and 0.4 million for the nine months ended September 30, 2005 would be antidilutive, and in those periods diluted earnings per share is the same as basic earnings per share.
     Other options to purchase shares of common stock having an exercise price greater than the average share market price are also excluded from the calculation of diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Options excluded from diluted earnings per share calculation:

Options to purchase common stock (in millions)	.5	.2	.4	.2
Exercise price	$10.44 to $16.90	$13.25 to $16.90	$11.88 to $16.90	$13.98 to $16.90

11. SEGMENT INFORMATION
     USEC has two reportable segments: the LEU segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants, as well as nuclear energy solutions provided by NAC International Inc. Gross profit is USEC’s measure for segment reporting. Intersegment sales between the reportable segments amounted to less than $0.1 million in the three months and nine months ended September 30, 2006 and have been eliminated in consolidation. There were no intersegment sales in the three and nine months ended September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(millions)
Revenue
LEU segment:
Separative work units	$336.6	$306.2	$974.9	$713.8
Uranium	34.4	60.2	181.2	139.7

	371.0	366.4	1,156.1	853.5
U.S. government contracts segment	46.8	54.6	148.3	156.1

	$417.8	$421.0	$1,304.4	$1,009.6

Segment Gross Profit
LEU segment	$44.3	$28.8	$199.2	$105.6
U.S. government contracts segment	7.8	7.7	24.5	20.8

Gross profit	52.1	36.5	223.7	126.4
Special charge (credit) for organizational restructuring	(0.1)	4.5	1.4	4.5
Advanced technology costs	23.9	20.5	71.0	67.1
Selling, general, and administrative	10.9	12.3	36.7	41.5

Operating income (loss)	17.4	(.8)	114.6	13.3
Interest expense, net of interest income	1.5	6.7	7.4	19.4

Income (loss) before income taxes	$15.9	$(7.5)	$107.2	$(6.1)

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
     We produce or acquire LEU from two principal sources. We produce LEU at the gaseous diffusion plant in Paducah, Kentucky, and we acquire LEU from Russia under a contract (the “Russian Contract”) to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.
     Our View of the Business Today
     There are a number of positive factors in the enrichment business right now, both in terms of short-term pricing trends and long-term prospects for the overall nuclear power industry. We are looking to these positive factors to help us through some fairly significant challenges over the next few years as we are faced with the need to replace our existing aging and high operating cost enrichment technology with the American Centrifuge technology in order to remain competitive. This strategic initiative is something we are intently focused on and that we believe is critical to our future viability.
     Our primary business has benefited in recent years from rising SWU and uranium market prices, which have translated into higher gross profit margins included in the nine months ended September 30, 2006. We have announced that we expect to see a sharp decline in our gross profit margin in 2007 due to the impact on our operating costs of higher electricity prices that went into effect in June 2006 and an expected decline in 2007 in higher margin uranium sales as our uranium inventory is depleted. However, we are encouraged by the continuing upward price pressure we are seeing in the enrichment market. As we sign more contracts at higher prices and our older, lower priced contracts expire, the increased revenues earned under these higher priced contracts will help to mitigate some of the impact of higher power prices. Higher SWU prices are also helpful in the long term in demonstrating a strong enrichment market that will be critical to successfully financing and deploying the American Centrifuge.
     Also critical to our current operations and to successfully financing and deploying the American Centrifuge is a stable domestic enrichment market. The Russian government continues to pursue greater access to the U.S. market and has recently been in discussions with the U.S. government over possible additional controlled access. In the past, unrestrained Russian imports have undermined stability in the market. In fact, earlier this year, the U.S. International Trade Commission found that elimination of existing restrictions on Russian imports would be likely to result in material injury to the U.S. uranium industry, including USEC. Given the growing importance of nuclear power as a source of energy for the U.S. economy, we believe the U.S. government will seek to ensure that any opening to increased imports of Russian material will sustain a stable domestic enrichment market and investment in new enrichment technology.
     We have been taking advantage of positive market trends in new sales contracts entered into with customers at current market prices. In the third quarter we added future sales to our backlog, including a contract valued at more than $200 million with Taiwan Power Company to supply SWU to the utility’s eight nuclear power reactors. This contract runs from 2009 through 2013. We are working to negotiate terms in our new contracts that allow us to pass through potential future increases in electricity prices to customers, that provide for more fixed quantities being purchased, and that otherwise reduce our potential economic risks. This will be increasingly important as we begin to look beyond 2013 to contract for output from the American Centrifuge plant on terms that solidify a strong economic model that can provide the basis for external financing for construction of the American Centrifuge plant.
     Financing a project of the size of the American Centrifuge will be a major undertaking for our company. We have been financing this project for several years through internal cash generation. As this project moves closer to commercial deployment, a significantly larger amount of capital will be required and we will need significant amounts of external financing in addition to internally generated cash. While we have been evaluating our financing options for some time, we still do not have all the performance, cost and schedule data we need to best align our financing activities with our specific cash needs. In order to give us additional flexibility as we continue to gather this data, in October we amended our $400 million revolving credit facility to modify the treatment of a reserve in the credit agreement that otherwise would have significantly reduced funds available for borrowing under the credit facility until we issued new debt or equity. We expect that this amendment will give us greater ability to supplement our internal cash with borrowings under the credit facility to continue to finance the American Centrifuge until we are able to raise external capital. See “Management’s Discussion and Analysis – Liquidity and Capital Resources – Capital Structure and Financial Resources” below.
     We are in the process of resetting our estimate of the cost and deployment schedule for the American Centrifuge project. Although we do not expect to complete this effort until the end of the year or early 2007, we are already seeing a number of upward cost pressures and we expect that these cost pressures, combined with the cost effect of our previously announced one year delay for the operation of the Lead Cascade of the American Centrifuge Demonstration Facility, will significantly increase the cost of the project from our prior estimate of $1.7 billion. We are working to identify ways to lower our expected costs. We are also aggressively pursuing ways to optimize the American Centrifuge machine as performance gains can offset cost increases and improve the overall economics of the project. In April 2006, we achieved performance essentially at our target level of about 320 SWUs per year per machine in tests under sub-optimal operating conditions. Recently, our project team tested a centrifuge machine under more optimal conditions that demonstrated performance of about 350 SWUs per year per machine. This performance level has been reaffirmed in subsequent testing. Our efforts to optimize the American Centrifuge machine further will continue as we try to achieve the lowest possible centrifuge unit costs for the future commercial plant. See “Management’s Discussion and Analysis – Overview – American Centrifuge Technology” below.
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
     Our financial performance over time can be significantly affected by changes in prices for SWU. The SWU price indicator for new long-term contracts, as published by TradeTech in Nuclear Market Review, was $135 per SWU on September 30, 2006, an increase of $22 (or 19%) from $113 per SWU on December 31, 2005 and an increase of $25 (or 23%) from $110 per SWU on September 30, 2005. Increases in the price indicator are representative of base year price improvements under new long-term enrichment contracts in our primary markets. Given that contracts are signed one to two years in advance of the first delivery, and that our backlog includes contracts awarded to us when prices were lower, there is a lag between increases in market prices and increases in our average SWU price billed to customers.
     The spot price indicator for uranium hexafluoride, published in Nuclear Market Review, was $157 per kilogram of uranium on September 30, 2006, an increase of $51 (or 48%) from $106 on December 31, 2005 and an increase of $62.25 (or 66%) from $94.75 on September 30, 2005. The long-term price for uranium hexafluoride, as calculated using indicators published in Nuclear Market Review, was $155.96 per kilogram of uranium on September 30, 2006, an increase of $49.90 (or 47%) from $106.06 per kilogram on December 31, 2005, and an increase of $60.35 (or 63%) from $95.61 per kilogram on September 30, 2005. However, most of our uranium inventory has been committed under sales contracts with utility customers signed in earlier periods, and the positive impact of higher prices is limited to more recent sales and to sales under contracts with prices determined at the time of delivery.

     A substantial portion of our earnings and cash flows is currently derived from sales of uranium. Revenue from uranium sales, and related earnings and cash flows, will decrease as our inventory of uranium is depleted. We expect the volume of uranium sold to be about 10-15% lower in 2006 compared to 2005, and to decrease by approximately one-half in 2007 reflecting the substantial completion of sales of our uranium inventory as this inventory is depleted.
     We will continue to supplement our supply of uranium by underfeeding the production process at the Paducah plant, as long as it continues to be economical, and by purchasing uranium from suppliers. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Although rising uranium prices in the market may continue to make underfeeding economical, increases in power costs reduce the benefits to us of underfeeding.
     We also use our uranium inventories (including uranium generated by underfeeding) to supply uranium to the Russian Federation for the LEU we receive under the Russian Contract. We replenish this uranium with uranium supplied by customers under our contracts for the sale of SWU. SWU quantities in the LEU we order from Russia under the Russian Contract are calculated based on a fixed U235 assay of depleted uranium (“tails assay”) of 0.3%. However, due to the high market price of uranium, many of our customers are currently exercising rights under their contracts to order LEU based on a tails assay of less than 0.3%, which means that more SWU, but less uranium, is associated with the LEU we deliver to these customers than would be the case if the customers ordered LEU at a tails assay of 0.3%. While our new sales contracts require customers to deliver amounts of natural uranium that are closer to the amounts we deliver under the Russian Contract based on the 0.3% tails assay, customers who receive Russian LEU under older contracts that include the right to select a tails assay lower than 0.3% deliver to us less uranium than we deliver to the Russian Federation for that LEU. We can make up some of this shortfall through underfeeding, but over time underfeeding may not produce sufficient uranium to account for the full amount of the shortfall. If this happens, we will have to purchase uranium to deliver to Russia. Given the substantial increase in market prices for uranium, this will increase our cost of sales, although the increase will be partially offset by higher revenues on the sale of the increased quantity of SWU associated with LEU ordered by customers at tails assays lower than 0.3%.
     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby and processing out-of-specification uranium at the Portsmouth plant. The cold standby program has been extended through January 2007, and modified to include actions necessary to transition to a preliminary decontamination and decommissioning program (“cold shutdown”). While efforts to process USEC-owned out-of-specification uranium for DOE were completed in October 2006, we expect that the processing of DOE-owned out-of-specification uranium for DOE will continue through September 2008. However, continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations and additional funding would be needed to enable USEC to continue remediation of DOE-owned out-of-specification uranium beyond November 2006. Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency. Revenue from U.S. government contracts includes revenue from NAC.

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
     We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase about 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, and as of September 30, 2006, we had purchased 52 million SWU contained in LEU derived from 285 metric tons of highly enriched uranium. Purchases under the Russian Contract approximate 50% of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted, and likely will continue to result, in increases to the index used to determine prices under the Russian Contract. Officials of the Russian government have announced that Russia will not extend the Russian Contract or the government-to-government agreement it implements, beyond 2013. Accordingly, we do not anticipate that we will purchase significant quantities of Russian SWU after 2013.
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2005, the power load at the Paducah plant averaged 1,320 megawatts and costs for electric power represented 60% of production costs at the Paducah plant. USEC anticipates Paducah’s average power load for 2006 will be at least equal to the 2005 level and that costs for electric power will increase to approximately 70% of production costs at the Paducah plant. This increase is due to higher power prices that went into effect on June 1, 2006.
     During 2005, we purchased 87% of the electric power for the Paducah plant at fixed, below-market prices as part of a multiyear power contract signed with TVA in 2000. Pricing under the 2000 TVA power contract expired at the end of May 2006 and a new one-year pricing agreement went into effect on June 1, 2006. The new pricing, which consists of a summer and a non-summer power price, is about 50% higher than the previous pricing and also is now subject to a fuel cost adjustment to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. For power purchases through September 2006, fuel cost adjustments equaled an average 8% increase over base prices under the new one-year pricing agreement, and we expect that fuel cost adjustments will continue to have a negative impact on us over the term of the one-year contract. The increase in electric power costs has significantly increased overall SWU production costs, and has begun to negatively impact our gross margin and cash flow.
     The quantity of power purchases under the one-year agreement ranges from 300 megawatts at all hours in the summer months (June – August) to 1,600 megawatts at all hours in the non-summer months. In addition, we can request additional power supply from TVA at market-based prices. Consistent with past practice, TVA made available and we purchased, at market-based prices, an additional 600 megawatts of power at all hours during the summer months of 2006. As of September 30, 2006, we are obligated, whether or not we take delivery of electric power, to make minimum payments for the purchase of electric power of approximately $300 million for the period October 2006 through May 2007. Negotiations with TVA for the quantity and prices of power after June 1, 2007 are underway.

     We provide financial assurances to support our payment obligations to TVA, including an irrevocable letter of credit and weekly prepayments based on the price and our usage of power.
     We store depleted uranium at the Paducah and Portsmouth plants and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process our depleted uranium if we provided it to DOE. If we were to dispose of our uranium in this way, we would be required to reimburse DOE for the related costs of disposing our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for our depleted uranium disposition is dependent upon the volume of the depleted uranium that we generate and estimated processing, transportation and disposal costs. The liability for depleted uranium disposition, based on current-dollar cost estimates, is $66.3 million at September 30, 2006, and could increase by an estimated $20 to $25 million per year depending on production volumes until a disposal agreement or methodology is determined. In addition, changes in the accrued liability resulting from changes in the estimated unit cost affect results of operations for accumulated depleted uranium, and production costs for depleted uranium generated thereafter. Our estimate of the unit cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves, and was increased by 2% in the second quarter of 2006.
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
     Coolant
     The Paducah plant uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995 and Freon is no longer commercially available. Freon leaks from pipe joints, sight glasses, valves, coolers and condensers at the Paducah plant. In August 2006, we exhausted our existing inventory of Freon at the Paducah plant and began using 400,000 pounds of Freon that had been moved from the Piketon plant. This Freon is part of a supply of about 4 million pounds of Freon located at the Piketon plant that we have asserted that we have the right to use under our lease with DOE. We expect to continue to use this Freon and we have been in communication with DOE regarding its use. Based on our continued maintenance efforts to minimize leakage, we expect the 400,000 pounds of Freon already transferred to the Paducah plant will be adequate through late 2007. The entire 4 million pounds of Freon would provide at least 10 years of Freon to our operations.
     American Centrifuge Technology
     We continue our substantial efforts at developing and deploying the American Centrifuge technology as a replacement for the gaseous diffusion technology used at our Paducah plant. Since early 2005, we have been manufacturing and testing prototype parts, components, subassemblies and full centrifuges in order to finalize the design and gather reliability data for the machine that we anticipate will be operated in the Lead Cascade in the American Centrifuge Demonstration Facility in

Piketon, Ohio. As part of this process, individual parts, subassemblies and individual machines are put through a series of mechanical tests to determine operating parameters and performance capability. These initial tests are run with the centrifuges empty. Subsequently, machines are tested with uranium hexafluoride (UF6) gas to measure separation performance under plant-like conditions. This testing takes place at our leased facilities in Oak Ridge, Tennessee. Once optimized performance of our prototype machines is achieved, our plan is to assemble a group of these machines in what we call a Lead Cascade, that is, the first cascade in our American Centrifuge Demonstration Facility.
     In April 2006, an individual machine achieved performance essentially at our target level of about 320 SWUs per year per machine in testing at Oak Ridge under sub-optimal operating conditions. Recently, the USEC project team at the Oak Ridge facilities tested a centrifuge machine under more optimal conditions that demonstrated performance of about 350 SWUs per year per machine. This performance level has been reaffirmed in subsequent testing. Our efforts to optimize the American Centrifuge machine further will continue during the fourth quarter of 2006 with a goal of freezing the design before the end of 2006 of the centrifuge that will be used in the initial Lead Cascade in the American Centrifuge Demonstration Facility.
     In August, the NRC assumed oversight of the American Centrifuge Demonstration Facility from the DOE. This regulatory transition allows us to begin operating centrifuge machines with uranium hexafluoride gas. We have a small number of machines installed at the American Centrifuge Demonstration Facility that will help verify cascade configuration and support system functionality. We expect to begin testing of the centrifuge machines and related systems at Piketon with uranium hexafluoride gas in November 2006.
     We expect to have this Lead Cascade installed and operating by mid-2007, which will provide additional performance data to help confirm the economics of the American Centrifuge program. At the same time, we will also continue with further performance optimization and value engineering demonstrations at Oak Ridge with the goal of achieving lower centrifuge unit costs for the actual centrifuge machines that will be used in the commercial plant.
     We have begun discussions with DOE regarding the October 2006 project milestone under the 2002 DOE-USEC Agreement of obtaining satisfactory reliability and performance data from Lead Cascade operations. We have made substantial progress towards meeting this milestone, having obtained substantial satisfactory performance and reliability data with respect to centrifuges and related systems. However, this data is principally from testing at Oak Ridge rather than from Lead Cascade operations.
     We will also be discussing with DOE the January 2007 milestone under the 2002 DOE-USEC Agreement that requires us to have secured a financing commitment for a 1 million SWU centrifuge plant. We believe that more attractive financing terms are likely to become available after performance of the Lead Cascade has been verified in 2007, the projected costs and schedule have been updated, and we have obtained more definitive feedback from our customers to proposed pricing of SWU from the American Centrifuge. While we believe that this financing milestone could be met, we do not believe that a full financing commitment is needed in January 2007 or that it would be prudent to pursue such financing at this time. As described in Item 1A, “Risk Factors”, a failure to meet one or more milestones that would materially impact our ability to begin commercial operations on schedule could result in DOE actions that could adversely impact our business.
     Given our progress in the American Centrifuge program and our continuing strong commitment to the project, we anticipate that we will reach a mutually acceptable agreement with DOE regarding the October 2006 and January 2007 milestones.

     In response to delays over the past year, we previously adjusted our schedule for initial operation of the Lead Cascade and are evaluating the impact of this delay on our overall schedule. Our ability to meet the schedule will depend, among other factors described in Item 1A, “Risk Factors,” on the costs of meeting the schedule and the degree of risk we are willing to take on. For example, short term delays may cause us to take more steps concurrently in order to keep on schedule, which has associated risks. As with any large scale development-to-commercialization project, over the course of the project we are likely to encounter additional challenges and possible unexpected delays. We continue to have every confidence in the technology and our well-qualified program team.
     We also continue to update our cost estimate for deployment of the American Centrifuge. Increases in the cost of key materials for the centrifuges, increased costs of commodities that will be used in construction of the balance of the plant and initial vendor estimates that have not yet been able to reflect completed designs or manufacturing experience represent strong upward cost pressures. When combined with the cost effect of the one year delay in having the Lead Cascade fully operational, the total impact of these circumstances will significantly increase our previously stated estimate of $1.7 billion, excluding capitalized interest and financing-related costs, to deploy a 3.5 million SWU commercial production plant. As part of our continuing effort to update our cost estimate, we are also evaluating cost mitigation approaches involving value engineering, high volume manufacturing efficiencies and system/component refurbishment versus replacement. In addition, based on our performance optimization activities, we expect to see an increase in the planned plant production output, which we expect will help to offset some of these projected cost increases. We expect to complete the current effort to reset our estimate of cost and deployment schedule by year’s end or early 2007. For a more detailed discussion of the overall costs and financing plan for the American Centrifuge program, see “Management’s Discussion and Analysis – Liquidity and Capital Resources – Potential Impacts to Liquidity – American Centrifuge.”
     The process of obtaining an operating license from the NRC for the American Centrifuge Plant continues to move forward. In May 2006, the NRC issued the final environmental impact statement (“EIS”), and in September 2006, the NRC issued its final safety evaluation report (“SER”). The NRC held a public hearing in October 2006 in Piketon for comment on the SER and the EIS, and a site visit by the Atomic Safety and Licensing Board is expected in December 2006. We expect to receive the operating license in early 2007.

     Results of Operations – Three and Nine Months Ended September 30, 2006 and 2005
     The following tables show for the three and nine months ended September 30, 2006 and 2005, certain items from the accompanying Consolidated Condensed Statements of Income (Loss) detailed by reportable segments and in total.
     Segment Information
     We have two reportable segments measured and presented through the gross profit line of our income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants as well as nuclear energy solutions provided by NAC. Intersegment sales between the reportable segments were less than $0.1 million in the three and nine months ended September 30, 2006 and have been eliminated in consolidation. There were no intersegment sales in the three and nine months ended September 30, 2005. Segment information is discussed following this table (in millions):

		U.S. Government
	LEU Segment	Contracts Segment	Total
Three Months Ended September 30, 2006
Revenue	$371.0	$46.8	$417.8
Cost of sales	326.7	39.0	365.7

Gross profit	$44.3	$7.8	$52.1

Nine Months Ended September 30, 2006
Revenue	$1,156.1	$148.3	$1,304.4
Cost of sales	956.9	123.8	1,080.7

Gross profit	$199.2	$24.5	$223.7

		U.S. Government
	LEU Segment	Contracts Segment	Total
Three Months Ended September 30, 2005
Revenue	$366.4	$54.6	$421.0
Cost of sales	337.6	46.9	384.5

Gross profit	$28.8	$7.7	$36.5

Nine Months Ended September 30, 2005
Revenue	$853.5	$156.1	$1,009.6
Cost of sales	747.9	135.3	883.2

Gross profit	$105.6	$20.8	$126.4

     Revenue
     Total revenue declined $3.2 million (or 1%) in the three months ended September 30, 2006, compared to the corresponding period in 2005. Total revenue increased $294.8 million (or 29%) in the nine months ended September 30, 2006, compared to the corresponding period in 2005, due to increases in the LEU segment. Revenues from the LEU segment are presented in the following table (in millions, except percentage change):

			Total
	SWU	Uranium	LEU
	Revenue	Revenue	Revenue
Three months ended September 30, 2006	$336.6	$34.4	$371.0
Three months ended September 30, 2005	306.2	60.2	366.4

Increase (decrease) from 2005 to 2006	$30.4	$(25.8)	$4.6

Percentage Change	10%	(43)%	1%

			Total
	SWU	Uranium	LEU
	Revenue	Revenue	Revenue
Nine months ended September 30, 2006	$974.9	$181.2	$1,156.1
Nine months ended September 30, 2005	713.8	139.7	853.5

Increase from 2005 to 2006	$261.1	$41.5	$302.6

Percentage Change	37%	30%	35%
     Revenue from sales of SWU increased $30.4 million in the three months and $261.1 million in the nine months ended September 30, 2006, compared to the corresponding periods in 2005, reflecting increases in the volume of SWU sold and prices billed to customers. Volume of SWU sales increased 3% in the three months and 28% in the nine months ended September 30, 2006, compared to the corresponding periods in 2005, due to net increases in purchases by customers and the timing of utility customer refuelings. We estimate the volume of SWU sales in 2006 will be about 20% higher than in 2005. The average SWU price billed to customers increased 7% in the three and nine months ended September 30, 2006, compared to the corresponding periods in 2005, reflecting higher prices charged to customers under contracts signed in recent years, price increases from contractual provisions for inflation, and the customer mix. We estimate the average SWU price billed to customers in 2006 will be about 4% higher than in 2005.
     Revenue from sales of uranium declined $25.8 million in the three months and increased $41.5 million in the nine months ended September 30, 2006, compared to the corresponding periods in 2005. The average price for uranium delivered increased by 38% in the three-month period and 39% in the nine-month period, relative to the prior year, reflecting higher prices charged to customers under contracts signed in recent years. The volume of uranium sold declined 58% in the three months and 6% in the nine months ended September 30, 2006, reflecting the timing of customer orders and a reduction in uranium inventories available for sale. We expect the volume of uranium sold to be about 10-15% lower in 2006 compared to 2005, and to decrease by approximately one-half in 2007 reflecting the substantial completion of sales of our uranium inventory as this inventory is depleted.
     Revenue from the U.S. government contracts segment declined $7.8 million (or 14%) in the three months ended September 30, 2006 and $7.8 million (or 5%) for the nine months ended September 30, 2006, compared to the corresponding periods in 2005. The decline in the three and nine months is primarily attributable to declines in DOE and other contract work at the Portsmouth and Paducah plants.

     Cost of Sales
     Cost of sales for SWU and uranium declined $10.9 million (or 3%) in the three months ended September 30, 2006, compared to the corresponding period in 2005 due to the decline in uranium sales volume, partly offset by increases in SWU and uranium unit costs. In the nine-month period, cost of sales for SWU and uranium increased $209.0 million (or 28%) compared to the prior year, reflecting a 28% increase in SWU sales volume. Cost of sales per SWU was 2% higher in the three and nine months ended September 30, 2006, compared to the corresponding periods in 2005, reflecting increases in the monthly moving average inventory costs. Under the monthly moving average inventory cost method we use to value our SWU and uranium inventories, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over current and future periods. For example, unit production costs increased 7% in 2005, contributing to the higher cost of sales per SWU in the three and nine months ended September 30, 2006.
     Production costs increased $26.3 million (or 17%) in the three months ended September 30, 2006, compared to the corresponding period in 2005, reflecting an 18% increase in production volume and a 1% decline in unit production costs. Production costs increased $21.2 million (or 5%) in the nine months ended September 30, 2006, compared to the corresponding period in 2005, reflecting a 2% increase in production volume and a 3% increase in unit production costs.
     The cost for electric power increased $28.2 million in the three months ended September 30, 2006, compared to the corresponding period in 2005, reflecting an increase in megawatt hours purchased and an increase in the average cost per megawatt hour. The cost for electric power increased $25.5 million in the nine months ended September 30, 2006, compared to the corresponding period in 2005, primarily due to the higher average cost per megawatt hour. The effect of higher power costs on the unit production cost was partially offset by decreases in labor and benefits costs resulting from the 2005 organizational restructuring. In the three-month period, the effect of higher power costs on the unit production cost was mitigated by the increase in production.
     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract declined $14.7 million in the three months ended September 30, 2006, compared to the corresponding period in 2005, due to decreased volume based on the timing of deliveries, partly offset by increases in the market-based purchase cost per SWU under the Russian Contract. Purchase costs increased $14.1 million in the nine month period relative to the prior year, reflecting increased volume based on the timing of deliveries and, to a lesser extent, increases in the market-based purchase cost.
     Cost of sales for the U.S. government contracts segment declined $7.9 million (or 17%) in the three months and $11.5 million (or 9%) in the nine months ended September 30, 2006 compared to the corresponding periods in 2005. The decline in the three and nine months is primarily attributable to a general decline in costs at both the Portsmouth and Paducah plants and is reflective of the reduced scope of DOE contract work and our field operations staffing reductions implemented at the end of 2005.
     Gross Profit
     Our gross profit margin was 12.5% in the three months ended September 30, 2006, compared to 8.7% in the corresponding period in 2005, and was 17.1% in the nine months ended September 30, 2006, compared to 12.5% in the corresponding period in 2005. Higher margins in the LEU business segment resulted from higher average prices for SWU and uranium. We estimate our gross profit margin for the full year will be approximately 16% in 2006, compared to 15% in 2005, reflecting higher average prices for SWU and uranium, partly offset by an increase in power costs in the second half of 2006.

     Gross profit for SWU and uranium increased $15.5 million (or 54%) in the three months and $93.6 million (or 89%) in the nine months ended September 30, 2006, compared to the corresponding periods in 2005, reflecting higher average prices for SWU and uranium, and higher volumes of SWU sold, partly offset by higher unit cost of sales for SWU and uranium. The uranium component of LEU is generating a higher gross profit margin.
     Gross profit for the U.S. government contracts segment increased $0.1 million (or 1%) in the three months and $3.7 million (or 18%) in the nine months ended September 30, 2006, compared to the corresponding periods in 2005. In the nine months ended September 30, 2005, USEC earned $2.3 million in nonrecurring income after resolving a number of outstanding issues and recovering past due billings to a DOE contractor. The 2006 increase in gross profit as compared to 2005 is indicative of allowable benefit costs billed at U.S. government contract rates.
     Non-Segment Information
     The following table presents elements of the accompanying Consolidated Condensed Statements of Income (Loss) that are not categorized by segment (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross profit	$52.1	$36.5	$223.7	$126.4
Special charge (credit) for organizational restructuring	(0.1)	4.5	1.4	4.5
Advanced technology costs	23.9	20.5	71.0	67.1
Selling, general and administrative	10.9	12.3	36.7	41.5

Operating income (loss)	17.4	(.8)	114.6	13.3
Interest expense	3.2	9.0	11.4	26.8
Interest (income)	(1.7)	(2.3)	(4.0)	(7.4)

Income (loss) before income taxes	15.9	(7.5)	107.2	(6.1)
Provision (credit) for income taxes	6.0	(2.3)	41.1	1.2

Net income (loss)	$9.9	$(5.2)	$66.1	$(7.3)

     Special Charge (Credit) for Organizational Restructuring
     In connection with our organizational restructuring announced in September 2005, we accrued facility-related charges of $1.5 million during the first quarter of 2006 related to efforts undertaken to consolidate office space at the headquarters location in Bethesda, Maryland. We ceased use of a portion of the headquarters office space by the end of the first quarter of 2006 leading to the facility related charge. We recorded a credit of $0.1 million in the third quarter of 2006 representing a change in estimate of costs for termination benefits recorded as a special charge in the fourth quarter of 2005 related to staff reductions at our field organizations.
     Advanced Technology Costs
     Advanced technology costs increased $3.4 million (or 17%) in the three months and $3.9 million (or 6%) in the nine months ended September 30, 2006, compared to the corresponding periods in 2005, reflecting increased demonstration costs for the American Centrifuge technology. Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR™ storage system. NAC-related advanced technology costs are $0.4 million and $1.3 million for the three and nine months ended September 30, 2006, as compared to $0.5 million and $1.5 million during the three and nine months ended September 30, 2005. We expect the storage license certification in the fourth quarter of 2006 or the first quarter of 2007, and expect that the transportation license application will be submitted in the first quarter of 2007. NAC will continue to incur additional costs for the certification, licensing and prototyping phases through the remainder of 2006.
     Selling, General and Administrative
     Selling, general and administrative expenses declined $1.4 million (or 11%) in the three months and $4.8 million (or 12%) in the nine months ended September 30, 2006, compared to the corresponding periods in 2005, reflecting reductions in salaries and employee benefit expenses from the organizational restructuring of headquarters that was announced in September 2005. In the nine-month period, salaries and employee benefit expenses declined $4.1 million and office lease expenses declined $0.6 million compared to the prior year.
     Operating Income (Loss)
     Operating income increased $18.2 million in the three months and $101.3 million in the nine months ended September 30, 2006, compared to the corresponding periods in 2005, reflecting higher gross profits principally in the LEU business segment.
     Interest Expense and Interest Income
     Interest expense declined $5.8 million (or 64%) in the three months and $15.4 million (or 57%) in the nine months ended September 30, 2006, compared to the corresponding periods in 2005. The decline resulted primarily from our repayment of $288.8 million of our 6.625% senior notes on the scheduled maturity date in January 2006. Interest income declined $0.6 million (or 26%) in the three months and $3.4 million (or 46%) in the nine months ended September 30, 2006, compared to the corresponding periods in 2005, primarily due to reduced cash and investment balances following the senior note repayment.
     Provision (Credit) for Income Taxes
     The provision for income taxes is $6.0 million in the three months ended September 30, 2006, compared with a credit for income taxes of $2.3 million in the corresponding period in 2005. The provision for income taxes is $41.1 million in the nine months ended September 30, 2006, compared with a provision for income taxes of $1.2 million in the corresponding period in 2005. The overall effective income tax rate for the nine months ended September 30, 2006 is 38%. We recorded negative effects on deferred tax assets from reductions in the Kentucky and Ohio tax rates in the first and second quarters of 2005, respectively. Excluding the effects of the Kentucky and Ohio deferred tax asset reduction, our effective tax rate would have been 30% in the corresponding nine month period in 2005. The most significant items in the remaining difference in the effective rates between 2006 and 2005 reflect accruals of a nontaxable Medicare subsidy, research and other tax credits, and other nondeductible expenses.
     Net Income (Loss)
     Net income was $9.9 million (or $.11 per share) in the three months ended September 30, 2006, compared with a net loss of $5.2 million (or $.06 per share) in the corresponding period in 2005. Net income was $66.1 million (or $.76 per share) in the nine months ended September 30, 2006, compared with a net loss of $7.3 million (or $.08 per share) in the corresponding period in 2005. The improvement of $15.1 million in the three-month period and $73.4 million in the nine-month period reflects higher gross profits principally in the LEU business segment and decreases in interest expense.

2006 Outlook
     We have updated our 2006 earnings and cash flow guidance. We reiterate that we expect revenue to be approximately $1.8 billion and that the gross profit margin for 2006 will be approximately 16 percent. Total spending on the American Centrifuge project for 2006 is expected to be approximately $160 million, a decrease of $25 million from earlier guidance due to the delay in deploying the Lead Cascade. We anticipate that this spending will be split approximately $110 million expensed and $50 million capitalized, and this level of expensed spending impacts net income. USEC updates its 2006 net income guidance to be in a range of $65 to $75 million, with the improvement over earlier earnings guidance as a result of lower expenses for the American Centrifuge. Cash flow from operations in 2006 is subject to timing risks but we expect to generate cash in a range of $150 to $160 million.
Liquidity and Capital Resources
     The change in cash and cash equivalents from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Nine Months Ended
	September 30,
	2006	2005
Net Cash Provided by Operating Activities	$153.0	$20.2
Net Cash (Used in) Investing Activities	(29.6)	(20.6)
Net Cash (Used in) Financing Activities	(286.2)	(27.1)

Net (Decrease) in Cash and Cash Equivalents	$(162.8)	$(27.5)

     Operating Activities
     Cash flow from operating activities was $153.0 million in the nine months ended September 30, 2006, compared with $20.2 million in the corresponding period in 2005, or $132.8 million more cash generated from operating activities period to period.
     During the nine months ended September 30, 2006, results of operations contributed $66.1 million to cash flow along with a reduction in net inventory balances of $84.0 million period to period, as we sold from existing inventories as well as from current production. Cash flow benefited from a reduction of $65.2 million in accounts receivable from customer collections following a high level of sales in the fourth quarter of 2005. Reductions in accounts payable and other liabilities reduced cash flow from operations by $76.2 million during the period, principally from tax payments, prepayment modifications under the amended TVA contract, and payments to our former president and chief executive officer in settlement of his claims.
     During the nine months ended September 30, 2005, cash flow from operations benefited from cash received on sales of $56.0 million that were deferred for revenue recognition and an increase of $45.7 million in payables under the Russian Contract due to the timing of purchases, partly offset by a net inventory increase of $63.2 million.

     Investing Activities
     Capital expenditures amounted to $29.6 million in the nine months ended September 30, 2006, compared with $20.6 million in the corresponding period in 2005. Capital expenditures include capitalized costs associated with the American Centrifuge Plant, amounting to $21.5 million in the nine months ended September 30, 2006, compared with $11.9 million in the corresponding period in 2005.
     Financing Activities
     The issuance of common stock, primarily from the exercise of stock options, and related tax benefit provided cash flow from financing activities of $2.6 million in the nine months ended September 30, 2006, compared with $8.3 million in the corresponding period in 2005. There were 87.1 million shares of common stock outstanding at September 30, 2006, compared with 86.6 million at December 31, 2005, an increase of 0.5 million shares (or 0.6%). There were 86.5 million shares of common stock outstanding at September 30, 2005, compared with 85.1 million at December 31, 2004, an increase of 1.4 million shares (or 1.6%).
     In February 2006, the Board of Directors voted to discontinue paying a common stock dividend in order to redirect those funds to reduce the level of external financing needed for construction of the American Centrifuge Plant. Dividends paid to stockholders amounted to $35.4 million (or a quarterly rate of $0.1375 per share) in the nine months ended September 30, 2005.
     We repaid the remaining principal balance of our 6.625% senior notes of $288.8 million on the scheduled maturity date of January 20, 2006, using cash on hand and borrowing under our bank credit facility of approximately $78.5 million. We repaid the $78.5 million borrowing with funds from operations by the end of January 2006. During the nine months ended September 30, 2006, aggregate borrowings and repayments amounted to $133.3 million and $133.3 million, respectively, and the peak amount borrowed was the $78.5 million used to repay the senior notes described above. There were no short-term borrowings under the revolving credit facility at September 30, 2006 or at December 31, 2005.
     Working Capital

	September 30,	December 31,
	2006	2005
	(millions)
Cash and cash equivalents	$96.3	$259.1
Accounts receivable – trade	191.5	256.7
Inventories	1,024.4	974.3
Current portion of long-term debt	—	(288.8)
Other current assets and liabilities, net	(335.6)	(338.6)

Working capital	$976.6	$862.7

     Capital Structure and Financial Resources
     At September 30, 2006, our long-term debt consisted of $150.0 million of 6.750% senior notes due January 20, 2009. The senior notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. We repaid the remaining balance of our 6.625% senior notes of $288.8 million on the scheduled maturity date of January 20, 2006. The total debt-to-capitalization ratio was 13% at September 30, 2006 and 33% at December 31, 2005.

     In August 2005, we entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and our subsidiaries. The credit facility is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Borrowings under the facility are subject to limitations based on established percentages of eligible accounts receivable and inventory.
     Utilization of the revolving credit facility at September 30, 2006 and December 31, 2005 follows:

	September 30,	December 31,
	2006	2005
	(millions)
Short-term borrowings	$—	$—
Letters of credit	36.0	25.0
Available credit	214.0	375.0
     Effective July 20, 2006, available credit (“availability”) under the credit facility was reduced by $150.0 million because of a reserve referred to in the agreement as the “senior note reserve” tied to the aggregate amount of proceeds received by us from any future debt or equity offerings. Effective October 16, 2006, the credit agreement was amended to modify the treatment of this reserve. Following the amendment, the senior note reserve will now be treated as a reduction to our qualifying assets (such as eligible inventory and accounts receivable) that establish the borrowing base, rather than directly reducing availability. This means that the senior note reserve will now reduce availability under the credit facility only at such time and to the extent that we do not have sufficient qualifying assets available to cover the reserve and our other reserves. Our other reserves against our qualifying assets currently consist primarily of a reserve for future obligations to DOE with respect to the turnover of the gaseous diffusion plants to them at the end of the term of the lease of these facilities. Immediately following the amendment, availability was restored by $150 million.
     The revolving credit facility also contains various other reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings, including covenants that can periodically limit us to $50.0 million in capital expenditures based on available liquidity levels. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of September 30, 2006, we were in compliance with all of the covenants.

     In September 2006, Moody’s announced the implementation of a new rating methodology for its North American Metals & Mining sector and, as a result, lowered its credit ratings on USEC’s senior notes ($150.0 million) to B3 from B2. Our current credit ratings are as follows:

	Standard & Poor’s	Moody’s
Corporate credit/family rating	B-	B1
Senior unsecured debt	CCC	B3
Outlook	Negative	Stable
     We do not have any debt obligations that are accelerated or in which interest rates increase in the event of a credit rating downgrade, although reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future.
     Potential Impacts to Liquidity – American Centrifuge
     We will need a significant amount of capital over the next several years to continue our substantial efforts at demonstrating and deploying the American Centrifuge technology as a replacement for the gaseous diffusion technology used at our Paducah plant. Increases in the cost of key materials for the centrifuges, increased costs of commodities that will be used in construction of the balance of plant and initial vendor estimates that have not yet been able to reflect completed designs or manufacturing experience represent strong upward cost pressures. When combined with the cost effect of the one year delay in having the Lead Cascade fully operational, the total impact of these circumstances will significantly increase our previously stated estimate of $1.7 billion, excluding capitalized interest and financing-related costs, to deploy a 3.5 million SWU commercial production plant. As part of our continuing effort to update our cost estimate, we are also evaluating cost mitigation approaches involving value engineering, high volume manufacturing efficiencies and system/component refurbishment versus replacement. We expect to complete the current effort to reset our estimate of cost and deployment schedule by year’s end or early 2007.
     We expect to spend approximately $160 million on the American Centrifuge project in 2006. Total expenditures, including both expense and capital related to American Centrifuge technology for the nine months ended September 30, 2006 and 2005 are as follows (in millions) :

	Nine Months Ended
	September 30,
	2006	2005
Total expenditures (A)	$91.2	$77.5
Amount expensed	$69.7	$65.6
Amount capitalized (B)	$21.5	$11.9

(A)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management and interest related costs.

(B)	Cumulative capitalized costs as of September 30, 2006 are $43.6 million and include interest of $2.9 million.
     Initial funding for the American Centrifuge program has been through internally generated cash and we expect to have sufficient internally generated cash and short-term borrowing capacity under our credit facility to fund American Centrifuge costs for at least the next 12 months. The timing of our needs for external capital to fund American Centrifuge costs is contingent upon the anticipated timing of expenditures for the American Centrifuge Plant. We expect to have more information as to the timing of capital expenditures and our specific cash needs as we complete our efforts to reset our overall cost estimates and deployment schedule. We continue to evaluate various options for financing construction of the American Centrifuge Plant. Our ability to secure financing will depend in large part on the project’s economics, our risk profile and projected revenues and earnings, taking into account overall cost estimates, timing and market assumptions, including assumptions with respect to SWU prices and continued restrictions on Russian LEU imports under the Russian Suspension Agreement.

     Potential Impacts to Liquidity – Financial Assurances Required by NRC
     The liability for the disposition of depleted uranium included in long-term liabilities increased $19.3 million to $66.3 million at September 30, 2006, compared with December 31, 2005. The increase reflects depleted uranium generated in the first nine months of 2006 and an increase in the estimated unit disposition cost earlier in the year. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurances. The financial assurance requirement is based on the quantity of depleted uranium at the beginning of the year plus expected depleted uranium generated over the current year. Contingencies are added, in accordance with NRC requirements, to the estimated unit disposition cost for purposes of the financial assurance requirement. The financial assurance requirements for 2006, principally the amount associated with disposition of the expected quantities of depleted uranium being generated, total $91.4 million, and are covered by a combination of a $24.1 million letter of credit and a $67.3 million surety bond. The surety bond is collateralized by cash deposits included in other long-term assets at September 30, 2006.
     The financial assurance requirements for 2007 are required to be in place by December 31, 2006, and we expect an increase of approximately $64 million for a total of approximately $155 million. The expected increase reflects an increase in the quantity of depleted uranium as well as an increase in the unit disposition cost. The unit disposition cost for purposes of the financial assurances requirement is being increased for additional contingencies and other potential costs to meet NRC requirements. The increase to the financial assurance requirements is expected to be covered with a corresponding increase in the surety bond, of which a portion will be cash collateralized. Our estimated cost and accrued liability, as well as financial assurances we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
New Accounting Standards
     Reference is made to New Accounting Standards in note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At September 30, 2006, the balance sheet carrying amounts for cash and cash equivalents, restricted short-term investments, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has long-term debt consisting of $150.0 million in 6.750% senior notes scheduled to mature January 20, 2009. At September 30, 2006, the fair value of the senior notes is $141.0 million and the balance sheet carrying amount is $150.0 million. The fair value is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. USEC has not entered into financial instruments for trading purposes.
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
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We currently depend on our gaseous diffusion facility in Paducah, Kentucky for approximately one-half of the LEU that we need to meet our delivery obligations to our customers. The gaseous diffusion technology that we use at the Paducah plant is an older, high-operating cost technology that requires substantially greater amounts of electric power than the centrifuge technology used by our competitors. Due to significant increases in our power costs, the possibility of additional power cost increases in the future and the fact that our competitors use enrichment technologies that enable them to produce LEU at a far lower operating cost, the production of LEU using gaseous diffusion technology is becoming increasingly uneconomic. We are focused on developing and deploying an advanced uranium enrichment centrifuge technology, which we refer to as American Centrifuge technology, as a replacement for our gaseous diffusion technology. American Centrifuge technology is more advanced and substantially more operationally cost-efficient than gaseous diffusion. We are not currently pursuing any strategies to replace our gaseous diffusion plant at Paducah with alternatives other than the American Centrifuge Plant. As a result, if we are unable to successfully and timely demonstrate and deploy the American Centrifuge Plant and to do so on a cost-effective basis due to the risks and uncertainties described in this Item or for any other reasons, our gross margins, cash flows and results of operations could be materially and adversely affected and our business may not remain viable.
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

     We are in the process of demonstrating the American Centrifuge technology and are working toward meeting a target schedule for construction of the American Centrifuge Plant. To date, however, we have experienced delays in demonstrating the American Centrifuge technology that have impacted our near term schedule. These delays resulted from the failure of certain materials to meet specifications, performance issues related to certain centrifuge components and compliance with new regulatory requirements, and we could experience additional delays in the future for these and other reasons. We will be assessing the impact that delays over the past year have on our overall schedule and costs for deployment of the American Centrifuge. A substantial change in our overall schedule could have an adverse impact on our business and prospects.
     To maintain a specific schedule we may need to take on additional risks which increase the overall risk of the project. This includes risks associated with the possible need to make key decisions (including decisions to expend or commit to large amounts of capital and resources) before receipt of all relevant machine performance data and confirmation of the project’s overall viability. There are also risks associated with an accelerated ramp-up in supplier capacity and a high production rate of installing centrifuge machines. Delays could also increase our costs for the project, both on an overall basis and in terms of the incremental costs we must incur to recover from delays and stay on schedule, which could jeopardize the overall economics and viability of the project.
     The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. We have begun discussions with DOE regarding an October 2006 milestone and other milestones under this agreement. We believe we will reach a mutually acceptable agreement with DOE regarding these milestones; however, we cannot provide any assurances that we will reach an agreement. Under the DOE-USEC Agreement, if, for reasons within our control, we fail to meet these or any other milestone and the resulting delay would materially impact our ability to begin commercial operations on schedule, DOE could take a number of actions that could have an adverse impact on our business and prospects and our ability to succeed in the deployment of the American Centrifuge. These actions include terminating the DOE-USEC Agreement, recommending a reduction or termination of our access to Russian LEU or the Paducah plant, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer our rights in centrifuge technology and facilities to DOE, or supporting competing projects for production of LEU.
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
     We will require a significant amount of capital in order to achieve commercial deployment of the American Centrifuge Plant. Higher power prices have reduced the amount of cash we expect to have available to provide internal financing for the program. As a result, we expect to need a greater amount of external financing. We cannot assure investors that we will be able to obtain sufficient external financing and we cannot predict the cost or terms on which such financing will be available, if at all. We are also evaluating other options to finance and deploy the program and we cannot assure investors that, if necessary, we will be successful in these efforts. Factors that could affect our ability to obtain financing and the cost of the financing or that could affect our ability to successfully pursue other options could include:
•	the success of our demonstration of the American Centrifuge and its estimated costs, efficiency, timing and return on investment;

•	consequences of a failure to reach an agreement with DOE regarding the October 2006 and other milestones under the 2002 DOE-USEC Agreement;

•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements;

•	the impact of reductions or changes in trade restrictions on imports of Russian and other foreign LEU and related uncertainties;

•	additional downgrades in our credit rating;

•	market price and volatility of our common stock;

•	general economic and capital market conditions;

•	conditions in energy markets;

•	regulatory developments;

•	our ability to get loan guarantees or other support from the U.S. government;

•	investor confidence in the industry and in us and any entity with whom we may partner;

•	our perceived competitive position;

•	SWU prices;

•	our ability to secure long-term SWU purchase commitments from customers at adequate prices;

•	our reliance on LEU delivered to us under the Russian Contract;

•	the level of success of our current operations; and

•	restrictive covenants in the agreements governing our revolving credit facility and any future financing arrangements that limit our operating and financial flexibility.
     We are currently in the process of developing a revised cost estimate for the American Centrifuge Plant and we expect that this estimate will be significantly higher than our prior estimate of $1.7 billion. These cost increases could make the project uneconomic. We cannot assure investors that efforts that we take to mitigate cost increases will be successful or sufficient and cost increases could jeopardize our ability to successfully finance and deploy the American Centrifuge project.
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
     In addition, certain actions by DOE are required for the American Centrifuge Plant to proceed, including entering into a long-term lease agreement with DOE for the American Centrifuge facilities, and agreeing with DOE on terms for our license of the intellectual property upon which the American Centrifuge is based. If DOE fails to take appropriate and timely action, it could delay or disrupt our ability to meet the milestones in the DOE-USEC Agreement, which could delay or prevent successful demonstration or deployment of the American Centrifuge technology or affect our ability to obtain necessary financing.

     Because of its central importance to our business strategy and our current lack of alternatives, if we are unable to successfully and timely demonstrate, construct and deploy the American Centrifuge Plant, our gross margins, cash flows and results of operations could be materially and adversely affected and our business may not remain viable.
     Significant increases in the cost of the electric power supplied to our Paducah plant have materially increased our overall production costs and may, in the future, increase our cost of sales to a level above the prices we charge our customers.
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
     Although we are currently signing new contracts in which prices for future deliveries are adjusted on the basis of changes in market prices for power, our sales contracts reflecting agreements reached prior to 2006 do not include provisions that permit us to pass through increases in power prices to our customers. As a result our gross margin and cash flow under these sales contracts will be significantly reduced by the higher power costs under the amended TVA contract. Additionally, if our power costs continue to rise, profit margins under new sales contracts that we are entering into may be similarly impacted. Accordingly, if our power costs continue to rise and mitigating steps are unavailable or insufficient, production at the Paducah plant will become increasingly uneconomic at existing contract prices, which will adversely affect the long-term viability of our business.
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
     The Russian Suspension Agreement is a 1992 agreement between the United States and Russia that today precludes Russian LEU from being sold for consumption in the United States except under the Russian Contract. The agreement could be terminated (1) unilaterally by the Russian government upon 60 days notice or (2) as a result of periodic administrative procedures under U.S. international trade laws. For example, a “sunset review” of the Russian Suspension Agreement is conducted every five years by the Department of Commerce and the U.S. International Trade Commission. Final determinations in the latest “sunset review” were made in May and July of 2006 and were in favor of maintaining the existing suspension agreement. However, interested parties who participated in the “sunset review” have appealed the decision of the Department of Commerce and can appeal the decision of the U.S. International Trade Commission to the Court of International Trade and higher Federal courts, which could reverse the decision and terminate the Russian Suspension Agreement. Officials of the Russian and U.S. governments are currently engaged in discussions regarding a possible amendment to the Russian Suspension Agreement that would permit Russia to sell SWU in the United States in future years in addition to the sales currently made by Russia under the Russian Contract. Russian government officials have indicated publicly that their objective is to secure an amendment that would allow them to pursue up to 25% of the U.S. market by 2014. The details of these intergovernmental discussions are confidential and it is unclear whether any relaxation of restrictions will include measures to avoid an adverse impact on domestic enrichers, such as USEC, or whether the Russians might take action to terminate the Russian Suspension Agreement if they are dissatisfied with the results of these discussions.
     Unless accompanied by equivalent limitations on imports or unless other steps are taken by the U.S. government to limit the impact on USEC, a termination of the Russian Suspension Agreement, or a modification of the terms or the scope of the Russian Suspension Agreement, could result in a significant increase in sales of Russian-produced LEU in the U.S. This could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract. This could substantially alter the economics of the American Centrifuge project and our ability to obtain financing for it, reduce our revenues, gross margins and cash flows, and jeopardize our ability to secure the long-term sales contracts we need to continue operating our existing enrichment plant and pursue the deployment of the American Centrifuge.
     Alternatively, if the Russian Federation unilaterally terminated the Russian Suspension Agreement, the Department of Commerce would recommence its antidumping investigation and would require importers of Russian LEU, including us under the Russian Contract, to post bonds to cover estimated duties on imports subject to that investigation that would likely exceed 100% of the value of the imports. Further, if the investigation resulted in an antidumping order, we would have to pay estimated duties on future imports of Russian LEU in cash. Because we have a fixed commitment to purchase the Russian LEU under the Russian Contract and must continue to import the Russian LEU in order to meet our obligations to customers, we may not have any alternative to posting the bonds or paying these duties. Depending on the cost of the bonds and the magnitude of the duties imposed, the increase in our costs could materially and adversely affect our gross margins, cash flows, liquidity and results of operations and our business may not remain viable.
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
     In addition, our older contracts give customers the flexibility to determine the amounts of natural uranium that they deliver to us, which can result in our receiving less uranium from customers than we transferred from our inventory to the Russian Federation under the Russian Contract. Over time, to the extent our inventory is insufficient to absorb the difference, we could be required to purchase uranium to continue to meet our obligations to the Russian Federation, which, depending on the market price of uranium, could have an adverse impact on our gross margins, cash flows, results of operations and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Third Quarter 2006 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
July 1 – July 31	—	—	—	—
August 1 – August 31	326	$10.33	—	—
September 1 – September 30	—	—	—	—

Total	326	$10.33	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 326 shares of common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan, as amended.

Item 6. Exhibits
10.1	Amendment No. 4 to the December 10, 2004 Memorandum of Agreement between the United States Department of Energy and USEC Inc., dated September 18, 2006.

10.2	Form of First Amendment to Change in Control Agreement with senior executive officers.

10.3	Form of First Amendment to Change in Control Agreement with executive officers.

10.4	Summary of Employment Arrangement for Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed on September 11, 2006 (Commission File Number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

November 3, 2006	By /s/ John C. Barpoulis

John C. Barpoulis Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 4 to the December 10, 2004 Memorandum of Agreement between the United States Department of Energy and USEC Inc., dated September 18, 2006.

10.2	Form of First Amendment to Change in Control Agreement with senior executive officers.

10.3	Form of First Amendment to Change in Control Agreement with executive officers.

10.4	Summary of Employment Arrangement for Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed on September 11, 2006 (Commission File Number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.