Form 10-K
period 2006-12-31
USEC INC
filed 2007-02-27
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “non-accelerated filer” in Rule 12b-2 of the Exchange Act.)
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange as of June 30, 2006, was $1,031 million. As of January 31, 2007, there were 87,114,000 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders to be held on April 26, 2007, are incorporated by reference into Part III.

     This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: the success of the demonstration and deployment of our American Centrifuge technology including our ability to meet our target cost estimate and schedule for the American Centrifuge Plant and our ability to secure required external financial support; the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under existing long-term contracts to pass on to customers increases in SWU prices under the Russian Contract resulting from significant increases in market prices; the depletion of our uranium inventory in order to meet our uranium delivery obligations under the Russian Contract;

changes in existing restrictions on imports of Russian enriched uranium, including the imposition of duties on imports of enriched uranium under the Russian Contract; the elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends in the uranium and enrichment markets and their impact on our profitability and the price we pay for enriched uranium under the Russian Contract; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits and government/regulatory and environmental remediation efforts); the competitive environment for our products and services; and changes in the nuclear energy industry. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A of this report entitled “Risk Factors.” We do not undertake to update our forward-looking statements except as required by law.
PART I
Items 1 and 2. Business and Properties
Overview
     USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are the exclusive executive agent for the U.S. government for a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	are in the process of demonstrating, and expect to deploy, what we expect to be the world’s most efficient uranium enrichment technology, known as the American Centrifuge,

•	perform contract work for the U.S. Department of Energy (“DOE”) and DOE contractors at the Paducah and Portsmouth plants, and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services, including nuclear materials tracking.
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
Uranium and Enrichment
     As found in nature, uranium is principally comprised of two isotopes: uranium-235 (“U235”) and uranium-238 (“U238”). U238 is the more abundant isotope, but it is not fissionable in nuclear reactors. U235 is fissionable, but its concentration in natural uranium is only about 0.711% by weight. Most commercial nuclear reactors require LEU fuel with a U235 concentration greater than natural uranium and up to 5% by weight. Uranium enrichment is the process by which the concentration of U235 is increased to that level.

     The following outlines the steps for converting natural uranium into LEU fuel, commonly known as the nuclear fuel cycle:
•	Mining and Milling – Natural or unenriched uranium is removed from the earth in the form of ore and then crushed and concentrated.

•	Conversion – Uranium concentrates are combined with fluorine gas to produce uranium hexafluoride, a powder at room temperature and a gas when heated. Uranium hexafluoride is shipped to an enrichment plant.

•	Enrichment – Uranium hexafluoride is enriched in a process that increases the concentration of U235 isotopes in the uranium hexafluoride from its natural state of 0.711% up to 5%, which is usable as a fuel for commercial nuclear power reactors. Depleted uranium is a by-product of the uranium enrichment process. USEC currently has the only commercial uranium enrichment plant operating in the United States. The standard measure of uranium enrichment is a separative work unit (“SWU”). A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope. SWUs are measured using a standard formula derived from the physics of uranium enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as its SWU component.

•	Fuel Fabrication – LEU is converted to uranium oxide and formed into small ceramic pellets by fabricators. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.

•	Nuclear Power Plant – The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate about 16% of the world’s electricity.

•	Consumers – Businesses and homeowners rely on the steady, baseload electricity supplied by nuclear power and value its clean air qualities.

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
     U.S. Government Contract Work
     USEC performs contract work for DOE and DOE contractors at the Paducah and Portsmouth plants including:
•	maintaining the Portsmouth gaseous diffusion plant in a state of readiness or “cold standby”,

•	processing out-of-specification uranium, and

•	providing infrastructure support services.
     USEC, through its subsidiary NAC, is a leading provider of nuclear energy solutions and services, specializing in:
•	design, fabrication and implementation of spent nuclear fuel technologies,

•	nuclear materials transportation, and

•	nuclear fuel cycle consulting services.
Revenue by Geographic Area, Major Customers and Segment Information
     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Years Ended December 31,
	2006	2005	2004
United States	$1,109.5	$1,074.1	$918.2
Foreign:
Japan	389.8	224.2	215.2
Other	349.3	261.0	283.8

	739.1	485.2	499.0

	$1,848.6	$1,559.3	$1,417.2

     Other than the U.S. government, our 10 largest customers represented 53% of revenue and our three largest customers represented 22% of revenue in 2006. Revenue from U.S. government contracts represented 10% of revenue in 2006, 13% of revenue in 2005, and 12% of revenue in 2004. No other customer represented more than 10% of revenue.
     Reference is made to segment information reported in note 15 to the consolidated financial statements.
SWU and Uranium Backlog
     Backlog is the aggregate dollar amount of SWU and uranium that we expect to sell under contracts with utilities. At December 31, 2006, we had contracts with utilities aggregating an estimated $7.0 billion through 2015 ($6.7 billion through 2012, including $1.5 billion expected to be delivered in 2007), compared with $5.9 billion at December 31, 2005. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. Some contracts include pricing elements based on market prices prevailing at the time of delivery. We use an external composite forecast of future market prices in our estimate. Pricing under some new contracts is subject to escalation based on a broad power price index. For purposes of the backlog, we assume increases to the power price index in line with overall inflation rates.
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
     The process begins with the heating of solid uranium hexafluoride to form a gas that is forced through the barrier. Because U235 is lighter than U238, it moves through the barrier more easily. As the gas moves, the two isotopes are separated, increasing the U235 concentration and decreasing the concentration of U238 in the finished product. The gaseous diffusion process requires significant amounts of electric power to push uranium through the barrier.
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

     Portsmouth Plant
     The Portsmouth gaseous diffusion plant, located in Piketon, Ohio, is maintained in cold standby under a contract with DOE. We ceased uranium enrichment operations at the Portsmouth plant in 2001. Cold standby is a condition where the plant could be returned to production of 3 million SWU within 18 to 24 months if the U.S. government determined that additional domestic enrichment capacity was necessary. DOE and USEC have periodically extended the cold standby program, most recently through the end of April 2007. The program was modified beginning in 2006 to include actions necessary to transition to a preliminary decontamination and decommissioning program (“cold shutdown”).
     Lease of Gaseous Diffusion Plants
     We lease the Paducah and Portsmouth plants from DOE. The lease covers most, but not all, of the buildings and facilities relating to gaseous diffusion activities. Major provisions of the lease follow:
•	except as provided in the DOE-USEC Agreement, we have the right to renew the lease at either plant indefinitely and can adjust the property under lease to meet our changing requirements;

•	we may leave the property in an “as is” condition at termination of the lease, but must remove wastes we generate and must place the plants in a safe shutdown condition;

•	the U.S. government is responsible for environmental liabilities associated with plant operations prior to July 28, 1998 except for liabilities relating to the disposal of some identified wastes generated by USEC and stored at the plants;

•	DOE is responsible for the costs of decontamination and decommissioning of the plants;

•	title to capital improvements not removed by USEC will transfer to DOE at the end of the lease term, and if removal of any of our capital improvements increases DOE’s decontamination and decommissioning costs, we are required to pay the difference;

•	DOE must indemnify us for costs and expenses related to claims asserted against or incurred by us arising out of the U.S. government’s operation, occupation, or use of the plants prior to July 28, 1998; and

•	DOE must indemnify us against claims for public liability from a nuclear incident or precautionary evacuation in connection with activities under the lease. Under the Price- Anderson Act, DOE’s financial obligations under the indemnity are capped at $10 billion for each nuclear incident or precautionary evacuation occurring inside the United States.
     In December 2006, USEC and DOE signed a lease agreement for our long-term use of facilities at the Portsmouth plant in Piketon for the American Centrifuge Plant. The lease for these facilities and other support facilities is a stand-alone amendment to our current lease with DOE for the gaseous diffusion plant facilities. Further details are provided in “American Centrifuge”.
Raw Materials
     Electric Power
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2006, the power load at the Paducah plant averaged 1,370 megawatts. We purchase electric power for the Paducah plant under a multiyear power contract signed with Tennessee Valley Authority (“TVA”) in 2000. On June 1, 2006, fixed, below market prices under the 2000 TVA power contract expired and a new one-year pricing agreement went into effect. Costs for electric power increased from approximately 60% of production costs at the Paducah plant to approximately 70%. The new pricing, which consists of a summer and a non-summer power price, is about 50% higher than the previous pricing and also is subject to a fuel cost adjustment to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. For power purchases through December 2006, fuel cost adjustments equaled an average 8% increase over base prices under the new one-year pricing agreement, and we expect that fuel cost adjustments will continue to have a negative impact on us over the term of the one-year agreement. The increase in electric power costs has significantly increased overall LEU production costs, and will increasingly reduce our gross profit margin and cash flow.
     The quantity of power purchases under the one-year agreement ranges from 300 megawatts at all hours in the summer months (June – August) to 1,600 megawatts at all hours in the non-summer months. In addition, we can request additional power supply from TVA at market-based prices. Consistent with past practice, TVA made available and we purchased, at market-based prices, an additional 600 megawatts of power at all hours during the summer months of 2006. Negotiations with TVA for the quantity and prices of power after June 1, 2007 are expected to be finalized during the second quarter.
     We are required to provide financial assurance to support our payment obligations to TVA. These include an irrevocable letter of credit and weekly prepayments based on the price and our usage of power.
     Uranium
     Natural uranium is the feedstock in the production of LEU at the Paducah plant. The plant uses the equivalent of approximately 6 million kilograms of uranium each year in the production of LEU. Uranium is a naturally occurring element and is mined from deposits located in Canada, Australia and other countries. According to the World Nuclear Association, there are adequate uranium resources to fuel nuclear power at current usage rates for at least 70 years.
     Mined uranium ore is crushed and concentrated and sent to a uranium conversion facility where it is converted to uranium hexafluoride, a form suitable for uranium enrichment. Two commercial uranium converters in North America, Cameco Corporation and ConverDyn, deliver and hold title to uranium at the Paducah plant.
     Utility customers provide uranium to us as part of their enrichment contracts or purchase the uranium required to produce LEU from us. Customers who provide uranium to us generally do so by acquiring title to uranium from Cameco, ConverDyn and other suppliers at the Paducah plant. USEC held uranium with an estimated fair value of approximately $5.1 billion at December 31, 2006, to which title was held by customers and suppliers. The uranium is fungible and commingled with our uranium inventory. Title to uranium provided by customers remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer and we take title to the uranium. The uranium that we sell to utility customers for the production of LEU comes from our uranium inventories, which includes uranium from underfeeding the enrichment process, purchases of uranium from third-party suppliers and uranium that we obtained from DOE prior to privatization.
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

     Coolant
     The Paducah plant uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995 and Freon is no longer commercially available. In August 2006, we exhausted our existing inventory of Freon at the Paducah plant and began using Freon that we moved from the Piketon plant. A total of 2.9 million pounds from a supply of 4 million pounds of Freon located at the Piketon plant has been transferred to Paducah. We have asserted that we have the right to use the Freon supply from the Piketon plant under our lease with DOE. We expect to continue to use this Freon and we have been in communication with DOE regarding its use. At current use rates, the 2.9 million pounds of Freon now at Paducah would be sufficient to support approximately 10 years of continued operations.
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
     Equipment utilization at the Paducah plant was 96% of capacity in 2006. The utilization of equipment is highly dependent on power availability and costs. We reduce equipment utilization and the related power load in the summer months when the cost of electric power is high. Equipment utilization is also affected by repairs and maintenance activities.
Russian Contract (“Megatons to Megawatts”)
     We are the U.S. government’s exclusive executive agent (“Executive Agent”) in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, we have been designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, as Executive Agent for the U.S. government, signed a commercial agreement (“Russian Contract”) with a Russian government entity known as OAO Techsnabexport (“TENEX”, or “the Russian Executive Agent”), Executive Agent for the Federal Agency for Atomic Energy of the Russian Federation, to implement the program.
     SWU Component of LEU
     We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase about 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. As of December 31, 2006, we had purchased 54 million SWU contained in LEU derived from 292 metric tons of highly enriched uranium, the equivalent of about 11,700 nuclear warheads. Purchases under the Russian Contract represent approximately 50% of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted, and likely will continue to result, in increases to the index used to determine prices under the Russian Contract.

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
     Russian Contract
     The DOE-USEC Agreement provides that DOE will recommend against removal, in whole or in part, of USEC as the U.S. Executive Agent under the Russian Contract as long as we order the specified amount of LEU from the Russian Executive Agent and comply with our obligations under the DOE-USEC Agreement and the Russian Contract.
     Remediating or Replacing Out-of-Specification Uranium
     Under the DOE-USEC Agreement, DOE was obligated to remediate or replace 9,550 metric tons of natural uranium transferred to USEC from DOE prior to privatization that contained elevated levels of technetium. The contaminant put the uranium out-of-specification for commercial use. USEC has been operating facilities at the Portsmouth plant in Piketon, Ohio under contract with DOE to process and remove technetium from the out-of-specification uranium, and in October 2006, the remediation project for USEC-owned uranium was completed. USEC has also been processing and removing technetium from out-of-specification uranium owned by DOE under an agreement with DOE entered into in December 2004. These efforts are expected to continue through September 2008, but are subject to additional funding from DOE.

     Domestic Enrichment Facilities
     Under the DOE-USEC Agreement, we agreed to operate the Paducah plant at a production rate at or above 3.5 million SWU per year. Historically, we have operated at production rates significantly above this level, and in calendar 2007, we expect to produce about 5 million SWU at the Paducah plant. Production at Paducah may not be reduced below a minimum of 3.5 million SWU per year until six months before we have completed a centrifuge enrichment facility capable of producing 3.5 million SWU per year. If the Paducah plant is operated at less than the specified 3.5 million SWU in any given fiscal year, we may cure the defect by increasing SWU production to the 3.5 million SWU level in the ensuing fiscal year. We may only use the right to cure once in each lease period.
     If we do not maintain the requisite level of operations at the Paducah plant and have not cured the deficiency, we are required to waive our exclusive rights to lease the Paducah and Portsmouth plants. If we cease operations at the Paducah plant or lose our certification from the NRC, DOE may take actions it deems necessary to transition operation of the plant from USEC to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts. In either event, DOE may be released from its obligations under the DOE-USEC Agreement. We will be deemed to have “ceased operations” at the Paducah plant if we (a) produce less than 1 million SWU per year or (b) fail to meet specific maintenance and operational criteria established in the DOE-USEC Agreement.
     Advanced Enrichment Technology
     The DOE-USEC Agreement provides that we will begin operations of an enrichment facility using advanced enrichment technology with annual capacity of 1 million SWU (expandable to 3.5 million SWU) in accordance with certain milestones. If, for reasons within our control, we do not meet a milestone and the resulting delay will materially impact our ability to begin commercial operations on schedule, DOE may take any of the following actions:
•	terminate the DOE-USEC Agreement, including DOE’s obligation to recommend against removal, in whole or in part, of USEC as Executive Agent under the Russian Contract,

•	require us to reimburse DOE for increased costs caused by DOE expediting decontamination and decommissioning of facilities used by us for the centrifuge technology,

•	require us to transfer our rights to the centrifuge technology and data in the field of uranium enrichment to DOE royalty-free,

•	require us to return any leased facilities where the centrifuge technology project was being or was intended to be constructed, and

•	except for plant facilities being operated, require us to waive our exclusive rights to lease the Paducah and Portsmouth plants.
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

American Centrifuge
     American Centrifuge Technology
     We continue our substantial efforts at developing and deploying the American Centrifuge technology as a replacement for the gaseous diffusion technology used at our Paducah plant. The American Centrifuge technology is based on U.S. centrifuge technology, a proven workable technology developed by DOE during the 1970s and 1980s. DOE spent approximately $3.4 billion on research and development and construction of centrifuge facilities and operated hundreds of centrifuges in the process buildings USEC now leases. Work on U.S. centrifuge technology was terminated by DOE because of forecasts of declining demand and DOE budget constraints. We license U.S. gas centrifuge technology from DOE and we are working on improvements to the original DOE design with the intent to reduce costs and improve efficiency through the use of state-of-the-art materials, control systems and manufacturing processes.
     Development of Centrifuge Machines
     Since early 2005, we have been manufacturing and testing prototype parts, components, subassemblies and full centrifuges in order to finalize the design and gather reliability data. As part of this process, individual parts, subassemblies and individual machines are put through a series of mechanical tests to determine operating parameters and performance capability. These initial tests are run with the centrifuges empty. Subsequently, machines are tested with uranium hexafluoride (UF6) gas to measure separation performance under plant-like conditions. This testing takes place at our leased facilities in Oak Ridge, Tennessee. Our plan is to assemble a group of these machines in what we call a Lead Cascade, that is, the first cascade in our American Centrifuge Demonstration Facility in Piketon, Ohio.
     In mid-2006, we opted to delay building our Lead Cascade of centrifuges to allow for additional testing of individual machines at facilities in Oak Ridge. This resulted in a delay of about one year, but also allowed the USEC project team at Oak Ridge to successfully test machines with an output of approximately 350 SWU per machine, per year. We had set a target performance of 320 SWU per machine, per year, which was about eight times higher than the next best commercially deployed centrifuge. The improved performance to date adds approximately 300,000 SWU to the previously expected plant capacity of 3.5 million SWU. The improvement should result in 3.8 million SWU plant capacity, based on our current estimates of machine output and plant availability.
     USEC’s project team has frozen the design of the centrifuge machine that will be deployed over the next several months in the initial Lead Cascade, which is expected to be in operation by mid-year. During 2007, the project team will continue to optimize the performance of the centrifuge machines and conduct value engineering demonstrations at the Oak Ridge facility. This work is intended to achieve the lower centrifuge unit costs that our target cost estimate assumes for the machines to be installed in the commercial plant.
     Start-up activities at Piketon for the Lead Cascade continue. In August 2006, the NRC assumed oversight of the American Centrifuge Demonstration Facility from the DOE. This regulatory transition allows operation with uranium hexafluoride gas. A small number of centrifuges have been installed at the American Centrifuge Demonstration Facility and have been operated in the last several months. Related cascade systems have been conditioned with uranium hexafluoride gas and USEC expects to introduce the uranium gas into the centrifuges in the near future. These machines will help verify cascade configuration and support system functionality. USEC and its project participants have begun building centrifuge machines based on the frozen design parameters and expect to begin installing the Lead Cascade machines in March or April 2007.

     Schedule and Cost Estimate
     USEC recently completed a comprehensive review of the deployment schedule and cost of deploying the American Centrifuge Plant. Based on this review, we have revised our deployment schedule and estimate for the cost of the plant. We are working toward beginning commercial plant operations of the American Centrifuge Plant in Piketon, Ohio in late-2009 and having approximately 11,500 machines deployed in 2012, which we expect to operate at a production rate of about 3.8 million SWU per year based on our current estimates of machine output and plant availability.
     Based on this review, USEC has a target estimate for the cost of deployment of $2.3 billion in nominal dollars, including amounts already spent and not including costs of financing or a reserve for general contingencies. This estimate reflects the progress we have made to date in demonstrating the American Centrifuge technology, and our understanding of the work remaining to be done to complete demonstration and commercial deployment of the technology. In the process of revising our estimate, we solicited substantial input from the companies we have engaged to work with us in deploying the technology, including Honeywell International, Alliant Techsystems, Boeing Company, and Fluor Enterprises.
     The initial estimate of $1.7 billion for deployment of American Centrifuge was an update and extrapolation of cost projections prepared for DOE’s centrifuge project. Strong upward cost pressures of key materials that will be needed to manufacture the centrifuges and in the commodities that will be used in construction of the balance of the plant have increased our cost estimate. However, the expected increase in SWU output of individual centrifuges results in an increase in plant capacity that should help to offset some of these cost increases over the long term.
     Our target cost estimate is subject to change as certain key variables are difficult to quantify with certainty at this stage of the project. These include potential increases in the market price for key materials and the cost of manufacturing complex centrifuge machine components on a commercial scale. In addition, the target estimate maintains an ambitious schedule for demonstration and deployment activities and reflects certain cost savings we expect to achieve in 2007 and beyond. We are pursuing cost mitigation approaches involving value engineering, high volume manufacturing efficiencies and system/component refurbishment versus replacement to meet our target estimate and to help offset potential future cost increases as we proceed from demonstration to deployment of the project.
     Project Funding
     We have been funding the American Centrifuge project through internally generated cash since 2002 when we signed the DOE-USEC Agreement and entered into a Cooperative Research and Development Agreement. We expect to have sufficient cash or access to cash through our bank credit facility to fund project activities in 2007, including building and evaluating the Lead Cascade. We expect to spend approximately $340 million in 2007 on the American Centrifuge project. The rate of planned investment will increase substantially after 2007 under our new deployment schedule, with spending in 2008 currently projected to be about double the level of 2007.
     During the past four years, we have spent $371 million from internally generated cash to develop and demonstrate the American Centrifuge technology. To fund the balance of the American Centrifuge project, our plan has been to use internally generated cash flow together with funds raised through equity and debt offerings. Given the declining level of cash generated by our existing operations due primarily to increases in electric power costs, the increase in cost to complete the American Centrifuge project and the current level of perceived risk in the project, we will need some form of investment or other participation by a third party and/or the U.S. government to raise the capital required in 2008 and beyond to complete the project on our deployment schedule. We have been exploring such investment or other participation with companies that might have a strategic interest in the nuclear fuel business and with the U.S. government, which we believe has an interest in the deployment of U.S.-owned centrifuge technology. We have also been exploring ways in which our customers and American Centrifuge project participants and vendors could help support the financing of the project. In addition, we continue to pursue operational initiatives to improve our financial position and increase the probability of a successful financing of the project.

     Project Milestones under the 2002 DOE-USEC Agreement
     We are in discussions with DOE regarding the October 2006 project milestone of obtaining satisfactory reliability and performance data from Lead Cascade operations. We made substantial progress towards meeting this milestone, having obtained substantial satisfactory performance and reliability data with respect to centrifuges and related systems. However, this data is principally from testing at Oak Ridge rather than from Lead Cascade operations. We are also in discussions with DOE regarding the January 2007 milestone that requires us to have secured a financing commitment for a 1 million SWU centrifuge plant. As described in Item 1A, “Risk Factors”, a failure to meet one or more milestones that would substantially impact our ability to begin commercial operations on schedule could result in DOE actions or other consequences that could have a material adverse impact on our business.
     Given our progress in the American Centrifuge program and our continuing strong commitment to the project, we anticipate that we will reach a mutually acceptable agreement with DOE regarding rescheduling of the October 2006, January 2007 and subsequent milestones. Following are the existing centrifuge project milestones under the DOE-USEC Agreement, the first nine of which have been achieved:

Milestones under DOE-USEC Agreement	Milestone Date	Achievement Date
Begin refurbishment of K-1600 centrifuge testing facility in Oak Ridge, Tennessee	December 2002	December 2002

Build and begin testing a centrifuge end cap	January 2003	January 2003

Submit license application for Lead Cascade to NRC	April 2003	February 2003

NRC dockets Lead Cascade application	June 2003	March 2003

First rotor tube manufactured	November 2003	September 2003

Centrifuge testing begins	January 2005	January 2005

Submit license application for commercial plant to NRC	March 2005	August 2004

NRC dockets commercial plant application	May 2005	October 2004

Begin Lead Cascade centrifuge manufacturing	June 2005	April 2005

Satisfactory reliability and performance data obtained from Lead Cascade	October 2006	Under Discussion

Financing commitment secured for a 1 million SWU centrifuge plant	January 2007	Under Discussion

Begin commercial plant construction and refurbishment	June 2007	Under Discussion

Begin American Centrifuge commercial plant operations at facility in Piketon, Ohio	January 2009	Under Discussion

American Centrifuge Plant capacity at one million SWU per year	March 2010	Under Discussion

American Centrifuge Plant projected to have an annual capacity of 3.5 million SWU	September 2011	Under Discussion

     NRC Operating License
     In 2004, USEC received an NRC license to operate the American Centrifuge Demonstration Facility. The process of obtaining an operating license for the American Centrifuge Plant continues to move forward. Our license application, submitted in August 2004, seeks a license term of 30 years and authorization to enrich uranium to a U235 assay of up to 10%. The plant is expected to have an initial annual production capacity of 3.8 million SWU. The environmental report submitted with the license application evaluates the potential expansion of the plant to an annual production capacity of 7 million SWU.
     In May 2006, the NRC issued the final environmental impact statement (“EIS”), and in September 2006, the NRC issued its final safety evaluation report (“SER”). The NRC held a public hearing in October 2006 in Piketon for comment on the SER and the EIS, and the Atomic Safety and Licensing Board (“ASLB”) conducted a site visit in December 2006. In February 2007, the NRC issued an order detailing a schedule that anticipates a licensing decision for the American Centrifuge Plant in April 2007. Construction for the commercial plant is expected to begin after the license is issued.
     DOE Lease
     In December 2006, USEC and DOE signed a lease agreement for our long-term use of facilities in Piketon for the American Centrifuge Plant. The process buildings that will house the cascades of centrifuges encompass more than 14 acres under roof. The lease for these facilities and other support facilities is a stand-alone amendment to our current lease with DOE for the gaseous diffusion plant facilities in Piketon and in Paducah. The initial term runs through June 2009, but can be extended under specific conditions by five years when an NRC license is issued for the American Centrifuge Plant. After the first five-year extension, we have the option to extend the lease term for additional five-year terms up to a date that is 36 years after the date the NRC license is issued. Thereafter, we also have the right to extend the lease for up to an additional 20 years, through 2063, if we agree to demolish the existing buildings leased to us. We pay monthly rent to DOE to cover the cost of administering the lease.
     American Centrifuge Asset Retirement Obligation
     We own all capital improvements and, unless otherwise consented to by DOE, must remove them at lease turnover. This provision is unlike the lease of our gaseous diffusion plants where we may leave the property in an “as is” condition at termination of the lease. DOE generally only remains responsible for pre-existing conditions of the American Centrifuge leased facilities. At the conclusion of the 36-year lease period, assuming no further extensions, we must return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear). We are required to maintain financial assurance for DOE in an amount equal to a current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required by the NRC for decommissioning. As of December 31, 2006, we had provided $8.8 million of financial assurance in accordance with our decommissioning funding plan, through a surety bond, related to American Centrifuge decommissioning. This amount of asset retirement obligation is recorded in construction work in progress and as part of other long-term liabilities on our balance sheet.

     DOE Technology License
     In December 2006, USEC and DOE signed an agreement licensing U.S. gas centrifuge technology to USEC for use in building new domestic uranium enrichment capacity. We will pay royalties to the U.S. government on annual revenues from sales of LEU produced in the American Centrifuge Plant. The royalty ranges from 1% to 2% of annual gross revenue from these sales. Payments are capped at $100 million over the life of the technology license.
     Risks and Uncertainties
     The successful construction and operation of the American Centrifuge Plant is dependent upon a number of factors, including satisfactory performance of the American Centrifuge technology at various stages of demonstration, overall cost and schedule, financing, NRC licensing, and the achievement of milestones under the DOE-USEC Agreement. Risks and uncertainties related to the demonstration, construction and deployment of the American Centrifuge technology are described in further detail in Item 1A, “Risk Factors”.
Nuclear Regulatory Commission – Regulation
     Our operations are subject to regulation by the NRC. The Paducah and Portsmouth plants are regulated by and are required to be recertified by the NRC every five years. The term of the current NRC certification expires December 31, 2008, and the NRC will evaluate the plants in connection with the renewal. The NRC will regulate operation of the American Centrifuge Plant and, in August 2006, assumed oversight of the American Centrifuge Demonstration Facility.
     The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations, and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties for certain violations of its regulations. We have received notices of violation from NRC for violations of these regulations and certificate conditions. However, none of these has resulted in a fine during the past two years, and in each case, we took corrective action to bring the facilities into compliance with NRC regulations. We do not expect that any proposed notices of violation we have received will have a material adverse effect on our financial position or results of operations.
Environmental Compliance
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
     Reference is made to management’s discussion and analysis of financial condition and results of operations and note 10 to the consolidated financial statements for information on operating costs relating to environmental compliance.
Occupational Safety and Health
     Our operations are subject to regulations of the Occupational Safety and Health Administration governing worker health and safety. We maintain a comprehensive worker safety program that establishes high standards for worker safety, directly involves our employees and monitors key performance indicators in the workplace environment.
Competition and Foreign Trade
     The highly competitive global uranium enrichment industry has four major producers of LEU:
•	USEC,

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by two private German utilities,

•	a multinational consortium controlled by AREVA, a company principally owned by the French government, and

•	the Russian Federal Agency for Atomic Energy, which sells LEU through TENEX, a Russian government-owned entity.
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
     Global LEU suppliers compete primarily in terms of price, and secondarily on reliability of supply and customer service. We believe that customers are attracted to our reputation as a reliable long-term supplier of enriched uranium and we intend to continue strengthening this reputation with the planned transition to the American Centrifuge technology.
     Urenco, TENEX, and producers in Japan and China use centrifuge technology to produce LEU. Centrifuge technology is a more advanced technology than the gaseous diffusion process currently used by USEC and AREVA. Gaseous diffusion plants generally have higher operating costs than gas centrifuge plants due to the significant amounts of electric power required by the gaseous diffusion process. Urenco has reported the capacity of its facilities was 8.1 million SWU at the end of 2005 and expects to have capacity of 11 million SWU at its European facilities by 2010.

     In 2006, the Enrichment Technology Company (“ETC”) joint venture between AREVA and Urenco became effective with the acquisition by AREVA of a 50% equity stake in ETC. AREVA has announced plans to install ETC-designed centrifuges to replace AREVA’s Georges Besse gaseous diffusion plant. Construction of the first section of the Georges Besse II centrifuge enrichment plant in France has commenced with first production expected in 2009 and full capacity of 7.5 million SWU expected by 2016.
     In June 2006, the Nuclear Regulatory Commission issued a license to Louisiana Energy Services (“LES”), a group controlled by Urenco, to construct and operate a gas centrifuge uranium enrichment plant in Lea County, New Mexico. LES commenced construction in August 2006, with operations expected to begin in 2008 and full capacity of 3 million SWU expected in 2013.
     All of our current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively commercial considerations.
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
     Government Investigation of Imports from France
     In 2002, the U.S. Department of Commerce (“DOC”) imposed antidumping and countervailing duty (anti-subsidy) orders on imports of LEU produced in France. The orders were imposed in response to unfair trading practices by our French competitors in connection with imports of LEU into the United States. Since 2002, these orders have been challenged and impacted by further judicial and administrative actions.
     In 2005, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) ruled that:
•	SWU contracts were sales of services, not merchandise, and thus were not subject to the U.S. antidumping law, and

•	a subsidy provided through government payments under SWU contracts at above-market prices is not subject to the countervailing duty law.
     On remand from the Federal Circuit, the DOC determined in March 2006 that:
•	the countervailing duty investigation would result in a de minimis subsidy margin that would not support imposition of a countervailing duty order on imports of French LEU, and

•	the antidumping margin applicable to imports of French LEU is slightly higher than the margin found in the original investigation, but is applicable only to LEU sold for cash, and not to LEU supplied under SWU contracts in which the customer delivers uranium and pays cash for the SWU component of the LEU.

     The Court of International Trade (“CIT”) subsequently affirmed the DOC’s determination in the countervailing duty investigation, but remanded the DOC’s determination in the antidumping investigation in order to more precisely define the types of SWU transactions that would be excluded from the antidumping investigation. In May 2006, the DOC issued this further remand determination, and in August 2006, the CIT issued a final decision concluding that DOC had complied with the court’s remand order.
     The DOC’s remand determinations will not be implemented until there is a final decision in the pending appeals of the French LEU cases. The CIT decisions on the DOC’s remand determinations have been appealed to the Federal Circuit, and if the Federal Circuit affirms the DOC’s remand determinations, any of the parties to the appeal in turn could petition the U.S. Supreme Court to review the Federal Circuit’s decision regarding the remand determinations and orders, as well as the 2005 rulings described above.
     On January 3, 2007, the DOC and the U.S. International Trade Commission (“ITC”) initiated “sunset” reviews of the antidumping and countervailing duty orders against French LEU. In these reviews, which occur every five years, the DOC will determine whether termination of the orders is likely to lead to a continuation or recurrence of dumping or subsidization of French LEU. The ITC will determine whether termination of the orders is likely to lead to a continuation or recurrence of material injury to the U.S. enrichment industry. We are supporting continuation of the orders in the proceedings before both the DOC and ITC.
     Government Investigation of Imports from Germany, the Netherlands and the United Kingdom
     In June 2006, the DOC terminated the countervailing duty order against imports of LEU produced by Urenco in Germany, the Netherlands and the United Kingdom. No duties had been imposed under this order since 2004, but appeals concerning the findings in the original investigation are still pending. Because these pending appeals would be rendered moot if the Urenco order were terminated, USEC has appealed the termination of the order.
     Russian Suspension Agreement
     Imports of LEU produced in the Russian Federation are subject to restrictions imposed under the Russian Suspension Agreement (“Russian SA”). In July 2005, the DOC and ITC each initiated a “sunset” review of the Russian SA to determine whether termination of the Russian SA is likely to lead to:
•	a continuation or recurrence of dumping of Russian uranium products (a determination made by the DOC), or

•	a continuation or recurrence of material injury to the U.S. uranium industry, including USEC (a determination made by the ITC).
     USEC supported continuation of the Russian SA in the proceedings before both the DOC and ITC, and actively participated in these proceedings.
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

     The parties who opposed continuation of the Russian SA, as well as the Russian Federation, have appealed the determinations of the DOC and the ITC to the CIT. If the CIT or a higher Federal court reverses either of these determinations, the Russian SA could be terminated, which could result in a significant increase in sales of Russian-produced LEU in the United States that could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract. This would substantially reduce our revenues, gross profit margins and cash flows and adversely affect the economics of the American Centrifuge program and our ability to finance it.
     The Russian Federation may terminate the Russian SA upon 60 days notice to the DOC. If the Russian Federation were to exercise this right, the DOC would be required to recommence its 1991 antidumping investigation that was suspended as a result of the Russian SA, and would require importers of Russian LEU, including USEC under the Russian Contract, to post bonds to cover estimated duties on imports subject to that investigation. In this event, we would be required to post bonds to cover those duties, which would likely exceed 100% of the value of the imports. Further, if the investigation resulted in an antidumping order, we would have to pay the estimated duties on future imports of Russian LEU in cash. We would be obligated for both posting of the bonds and payment of duties unless a legal mechanism could be identified that would remove these obligations. We are exploring with the U.S. government ways that could possibly reduce or eliminate this obligation. We believe that the cost of posting the bonds and paying any duties ultimately imposed on imports under the Russian Contract would significantly increase our cost of importing Russian LEU and could make the purchase of SWU under the Russian Contract uneconomic.
Employees
     A summary of USEC employees by location follows:

		No. of Employees
		at December 31,
Location		2006	2005
Paducah Plant	Paducah, KY	1,147	1,170

Portsmouth Plant	Piketon, OH	1,082	1,204

NAC	Primarily Atlanta, GA	68	73

American Centrifuge	Primarily Oak Ridge, TN
	and Piketon, OH	295	230

Headquarters	Bethesda, MD	85	85

	Total Employees	2,677	2,762
     The decrease in employees at the Paducah and Portsmouth plants and NAC resulted from the completion of our restructuring efforts initiated in late 2005 and attrition.
     The United Steelworkers (“USW”) and the Security, Police, Fire Professionals of America (“SPFPA”) represented 54% of the employees at the plants at December 31, 2006. The number of employees represented and the term of each contract follows:

	Number of	Contract
	Employees	Term
Paducah plant:
USW Local 5-550	530	July 2011
SPFPA Local 111	86	March 2007

Portsmouth plant:
USW Local 5-689	493	May 2010
SPFPA Local 66	94	August 2007

     Contract renewal discussions with SPFPA Local 111 are underway and discussions with SPFPA Local 66 are expected in mid-2007.
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
     The long-term viability of our business depends on our ability to replace our current enrichment facility with the American Centrifuge Plant.
     We currently depend on our gaseous diffusion facility in Paducah, Kentucky for approximately one-half of the LEU that we need to meet our delivery obligations to our customers. The gaseous diffusion technology that we use at the Paducah plant is an older, high-operating cost technology that requires substantially greater amounts of electric power than the centrifuge technology used by our competitors. Due to significant increases in our power costs, the possibility of additional power cost increases in the future and the fact that our competitors use enrichment technologies that enable them to produce LEU at a far lower operating cost, the production of LEU using gaseous diffusion technology is becoming increasingly uneconomic. We are focused on developing and deploying an advanced uranium enrichment centrifuge technology, which we refer to as American Centrifuge technology, as a replacement for our gaseous diffusion technology. The American Centrifuge technology is more advanced and substantially more operationally cost-efficient than gaseous diffusion. We are not currently pursuing any strategies to replace our gaseous diffusion plant at Paducah with alternatives other than the American Centrifuge Plant. As a result, if we are unable to successfully and timely demonstrate and deploy the American Centrifuge Plant on a cost-effective basis due to the risks and uncertainties described in this Item or for any other reasons, our gross profit margins, cash flows and results of operations would be materially and adversely affected and our business may not remain viable.

     We face a number of risks and uncertainties associated with the successful demonstration, construction and deployment of the American Centrifuge technology.
     The American Centrifuge technology is expected to be more operationally cost-efficient than our gaseous diffusion technology that we currently depend on for LEU production at our Paducah plant. Nevertheless, the demonstration, construction and deployment of the American Centrifuge technology is a large and capital-intensive undertaking that is subject to numerous risks and uncertainties.
     We are in the process of demonstrating the American Centrifuge technology and are working toward meeting a target schedule for construction of the American Centrifuge Plant. To date, however, we have experienced delays in demonstrating the American Centrifuge technology that have impacted our schedule. These delays resulted from the failure of certain materials to meet specifications, performance issues related to certain centrifuge components and compliance with new regulatory requirements, and we could experience additional delays in the future for these and other reasons. Delays in the program contributed to increases in cost and further delays could have an adverse impact on our ability to deploy the American Centrifuge and on our business and prospects.
     To maintain a specific schedule, we may need to make key decisions, including decisions to expend or commit to large amounts of capital and resources, before receipt of all relevant machine performance data and confirmation of the project’s costs, schedule and overall viability. There are also risks associated with a substantial ramp-up in supplier capacity and a high production rate of installing centrifuge machines. Delays could also increase our costs for the project, both on an overall basis and in terms of the incremental costs we must incur to recover from delays and stay on schedule, which could jeopardize our ability to finance the project as well as the overall economics and success of the project. In addition, difficulties in forecasting the total costs of the project increase the uncertainty surrounding the project’s economics, which will increase the difficulty of securing financing.
     The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. We are in discussions with DOE regarding the October 2006 and January 2007 milestones and the schedule for completion of other milestones under this agreement. We believe we will reach a mutually acceptable agreement with DOE regarding rescheduling of these milestones; however, we cannot provide any assurances that we will reach an agreement. If DOE determines that we failed to comply with the terms of the DOE-USEC Agreement, then, unless such failure is determined to arise from causes beyond our control and without our fault or negligence, DOE could exercise one or more remedies under the DOE-USEC Agreement. These could include terminating the DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge. DOE could also recommend a reduction or termination of our access to Russian LEU or the Paducah plant. Any of these actions could have a material adverse impact on our business and prospects.
     In addition, delays in the demonstration and deployment of the American Centrifuge could make it more difficult for us to attract and retain customers and could extend the time under which we are contractually required to continue to operate our high-cost Paducah plant. These outcomes could substantially reduce our revenues, gross profit margins and cash flows and reduce the likelihood of successful deployment of the American Centrifuge.

     Deployment of the American Centrifuge technology will require external financial support that is likely to be difficult to secure.
     We will require a significant amount of capital in order to achieve commercial deployment of the American Centrifuge Plant. Under our new deployment schedule, spending on the American Centrifuge project will be increasing substantially after 2007, with spending in 2008 currently projected to be about double the level of 2007. Higher power prices have reduced the amount of cash we expected to have available to provide internal financing for the program. Given the declining level of cash generated by our existing operations due primarily to increases in electric power costs, the increase in cost to complete the American Centrifuge project and the current level of perceived risk in the project, we will need some form of investment or other participation by a third party and/or the U.S. government to raise the capital required in 2008 and beyond to complete the project under our deployment schedule.
     We cannot assure investors that we will be able to obtain sufficient external financing (either alone or with the investment or other participation of a third party) and we cannot predict the cost or terms on which such financing will be available, if at all. We also cannot assure investors that we will be able to attract the third party and/or U.S. government investment or other participation that we may need.
     Factors that could affect our ability to obtain financing and the cost of the financing or that could affect our ability to successfully attract the third party and/or U.S. government investment or other participation we may need to raise capital could include:
•	the success of our demonstration of the American Centrifuge and the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant;

•	consequences of a failure to reach an agreement with DOE regarding the October 2006 and January 2007 milestones and other milestones under the 2002 DOE-USEC Agreement;

•	our ability to get loan guarantees or other support from the U.S. government;

•	SWU prices;

•	our perceived competitive position;

•	our ability to secure long-term SWU purchase commitments from customers at adequate prices and for adequate duration;

•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements;

•	the impact of reductions or changes in trade restrictions on imports of Russian and other foreign LEU and related uncertainties;

•	additional downgrades in our credit rating;

•	market price and volatility of our common stock;

•	general economic and capital market conditions;

•	conditions in energy markets;

•	regulatory developments;

•	investor confidence in the industry and in us;

•	our reliance on LEU delivered to us under the Russian Contract;

•	the level of success of our current operations; and

•	restrictive covenants in the agreements governing our revolving credit facility and any future financing arrangements that limit our operating and financial flexibility.
     There can be no assurance that we will attract the capital we need in a timely manner or at all. If we do not, we might be forced to slow or stop spending on the project which could result in delays and increased costs, and potentially make the project uneconomic. This would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the deployment of the American Centrifuge project.

     Our estimates of the costs of the American Centrifuge project are subject to significant uncertainties that could adversely affect our ability to finance and deploy the American Centrifuge Plant.
     Our cost estimates for the American Centrifuge project are based on many assumptions that are subject to change as new information becomes available or as unexpected events occur. Some of the key variables in our estimate are difficult to quantify with certainty at this stage of the project. Further, several key variables, such as the cost of raw materials to build the plant, escalation of factor costs and general inflation, are outside our control. It is also difficult to quantify with certainty at this stage the cost of manufacturing complex centrifuge machine components on a commercial scale. This manufacturing will be done by third parties and while our cost estimates reflect preliminary input from our project participants, we will not know the actual cost until we finalize the design of the centrifuge machines and enter into contractual arrangements with these project participants. In addition, our target estimate of $2.3 billion maintains an ambitious schedule for demonstration and deployment activities and assumes certain costs savings we hope to achieve in 2007 and beyond. We may not be able to maintain this schedule or achieve these cost savings.
     Accordingly, we cannot assure investors that costs associated with the American Centrifuge Plant will not be materially higher than anticipated or that efforts that we take to mitigate cost increases will be successful or sufficient. Regardless of our success in demonstrating the technical viability of the American Centrifuge technology, uncertainty surrounding our ability to accurately estimate costs or to limit potential cost increases could jeopardize our ability to successfully finance and deploy the American Centrifuge Plant.
     Significant increases in the cost of the electric power supplied to our Paducah plant have materially increased our overall production costs and may, in the future, increase our cost of sales to a level above the average prices we bill our customers.
     Dramatically higher costs for power are putting significant pressure on our business and will continue to do so unless and until we are able to deploy more efficient centrifuge technology. The gaseous diffusion enrichment process that we use to produce LEU at our Paducah plant requires significant amounts of electric power. Effective June 1, 2006, costs for electric power under our power contract with the Tennessee Valley Authority (“TVA”) increased from approximately 60% of production costs at the Paducah plant to approximately 70%. Pricing for the one-year term ending May 2007 is about 50% higher than the previous pricing. Our power costs are also now subject to monthly adjustments to account for changes in TVA’s fuel and purchased-power costs, which means that our actual power costs could be even greater than we anticipate.
     Capacity and prices under the TVA contract are only agreed upon through May 2007 and we have not yet contracted for power for periods beyond that time. While we expect to reach an agreement with TVA for power beyond May 2007, we may be unable to reach an acceptable agreement and we are at risk for additional power cost increases in the future.
     Although we are currently signing new contracts in which prices for future deliveries are adjusted, in part, on the basis of changes in a power cost index, most of our sales contracts do not include provisions that permit us to pass through increases in power prices to our customers. As a result, our gross profit margin and cash flow under these sales contracts will be significantly reduced by the higher power costs under the amended TVA contract. Additionally, if our power costs continue to rise, profit margins under new sales contracts that we are entering into may be similarly impacted to the extent the adjustments in the power cost index are not sufficient to account for increases in our power costs. Accordingly, if our power costs continue to rise and mitigating steps are unavailable or insufficient, production at the Paducah plant will become increasingly uneconomic at existing contract prices, which will adversely affect the long-term viability of our business.

     In accordance with the TVA power contract, we provide financial assurance to support our payment obligations to TVA, including providing an irrevocable letter of credit and making weekly prepayments based on the price and usage of power. A significant increase in the price we pay for power could increase the amount of this financial assurance, which could adversely affect our liquidity and reduce capital resources otherwise available to fund the American Centrifuge project.
     Deliveries of LEU under the Russian Contract account for approximately 50% of our supply mix and a significant delay or stoppage of deliveries could affect our ability to meet customer orders and could pose a significant risk to our continued operations.
     A significant delay in, or stoppage or termination of, deliveries of LEU from Russia under the Russian Contract or a failure of the LEU to meet the Russian Contract’s quality specifications could adversely affect our ability to make deliveries to our customers. A delay, stoppage or termination could occur due to a number of factors, including, but not limited to, logistical or technical problems with shipments, commercial or political disputes between the parties or their governments, or our failure or inability to meet the terms of the Russian Contract. Further, because our annual LEU production capacity is less than our total delivery commitments to customers, an interruption of deliveries under the Russian Contract could, depending on the length of such an interruption, threaten our ability to fulfill these delivery commitments. Depending upon the reasons for the interruption and subject to limitations of liability under our sales contracts, we could be required to compensate customers for a failure or delay in delivery.
     The appointment of a substitute or additional executive agent pursuant to the U.S. government’s compliance with the terms of the Executive Agent MOA would require that all or part of the fixed quantity of LEU available each year under the Russian Contract be provided to the substitute or additional executive agent. This would not only reduce our access to LEU under the Russian Contract, but would also create a significant new competitor, which could impair our ability to meet our existing delivery commitments while reducing our ability to bid for new sales. Reduced access to LEU under the Russian Contract would also increase our costs and reduce our gross profit margins.
     A significant increase in market prices for SWU could result in a significant increase in the price we pay for the SWU Component of Russian LEU.
     The price charged to us for the SWU Component of Russian LEU is determined by a formula that employs an index of international and U.S. price points, which in turn reflect market prices. Increases in these price points will result in higher prices for SWU under the Russian Contract. Although any increase may be moderated by the retrospective nature of the formula, a significant increase in prices charged to us by Russia as a result of increasing price points due to significant increases in market prices, would substantially increase our costs of sales and inventories, which, if not offset by increases in our sales prices, would adversely affect our cash flows and results of operations.
     Changes in, or termination of, the Russian Suspension Agreement could lead to significantly increased competition from Russian LEU or, if replaced with tariffs, could increase our costs under the Russian Contract.
     The Russian Suspension Agreement is a 1992 agreement between the United States and Russia that today precludes Russian LEU from being sold for consumption in the United States except under the Russian Contract. The agreement could be terminated (1) unilaterally by the Russian government upon 60 days notice or (2) as a result of periodic administrative procedures under U.S. international trade laws. For example, a “sunset review” of the Russian Suspension Agreement is conducted every five years by the Department of Commerce and the U.S. International Trade Commission. Final

determinations in the latest sunset review were made in May and July of 2006 and were in favor of maintaining the existing suspension agreement. However, interested parties who participated in the sunset review have appealed the decisions of the Department of Commerce and the U.S. International Trade Commission to the Court of International Trade and, if unsuccessful at that court, could pursue such appeals to higher Federal courts. Such appeals could result in a reversal of either or both of these decisions, which ultimately could lead to termination of the Russian Suspension Agreement, without any offsetting restraints on increases in Russian imports of LEU.
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
     Unless accompanied by equivalent limitations on imports or unless other steps are taken by the U.S. government to limit the impact on USEC, a termination of the Russian Suspension Agreement, or a modification of the terms or the scope of the Russian Suspension Agreement, could result in a significant increase in sales of Russian-produced LEU in the U.S. This could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract. This could substantially alter the economics of the American Centrifuge project and our ability to obtain financing for it, reduce our revenues, gross profit margins and cash flows, and jeopardize our ability to secure the long-term sales contracts we need to continue operating our existing enrichment plant and pursue the deployment of the American Centrifuge.
     Alternatively, if the Russian Federation unilaterally terminated the Russian Suspension Agreement, the Department of Commerce would be required to recommence its antidumping investigation and would require importers of Russian LEU, including us under the Russian Contract, to post bonds to cover estimated duties on imports subject to that investigation that would likely exceed 100% of the value of the imports. Further, if the investigation resulted in an antidumping order, we would have to pay estimated duties on future imports of Russian LEU in cash. Because we have a fixed commitment to purchase the Russian LEU under the Russian Contract and must continue to import the Russian LEU in order to meet our obligations to customers, we may not have any alternative to posting the bonds or paying these duties. Depending on the cost of the bonds and the magnitude of the duties imposed, the increase in our costs could materially and adversely affect our gross profit margins, cash flows, liquidity and results of operations and our business may not remain viable.
     We depend on a single production facility in Paducah, Kentucky for approximately 50% of our LEU supply and significant or extended unscheduled interruptions in production could affect our ability to meet customer orders and pose a significant risk to, or could significantly limit, our continued operations and profitability.
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
     We have entered into a five-year, revolving credit facility providing for an aggregate commitment of $400 million, including up to $300 million in letters of credit, secured by our assets and the assets of our subsidiaries. The revolving credit facility includes various operating and financial covenants that restrict our ability, and the ability of our subsidiaries to, among other things, incur or prepay other indebtedness, grant liens, sell assets, make investments and declare or pay dividends or other distributions. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. For example, these covenants could limit the amount of cash we can use to finance the American Centrifuge Plant. The revolving credit agreement also requires that we maintain a minimum amount of inventory. The revolving credit facility also contains reserve provisions that may reduce the facility’s availability periodically.
     Our failure to comply with obligations under the revolving credit facility or other agreements such as the DOE-USEC Agreement could result in an event of default under the credit facility. A default, if not cured or waived, could permit acceleration of our indebtedness. We cannot be certain that we will be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.
     A decrease in prices for SWU and uranium could adversely affect our gross profit margins in current and future periods.
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

     The long-term nature of our contracts with customers may prolong the adverse impact of low market prices on our gross profit margins. For example, even as prices increase and we secure new higher-priced contracts, we are contractually obligated to deliver SWU and uranium at lower prices under contracts signed prior to the increase.
     The long-term nature of our customer contracts could adversely affect our results of operations in current and future years.
     As is typically the case in our industry, we sell nearly all of our SWU under long-term contracts. The prices that we charge under our existing contracts (particularly those reflecting terms agreed to prior to 2006) typically only increase with inflation. Therefore, these contracts do not allow us to pass along increases in our costs, such as increased power costs or increases in the prices we pay under the Russian Contract for SWU, or to take advantage of market increases in the price of SWU. We anticipate that these limitations, combined with our cost-structure and our sensitivity to increased power costs due to the power-intensive gaseous diffusion technology that we currently depend on, will reduce our ability to cover our cost of sales with revenues earned under our customer contracts and will materially and adversely impact our gross profit margins and cash flows in current and future periods.
     In addition, our older contracts give customers the flexibility to determine the amounts of natural uranium that they deliver to us, which can result in our receiving less uranium from customers than we transferred from our inventory to the Russian Federation under the Russian Contract. Over time, to the extent our inventory, including uranium generated through underfeeding, is insufficient to absorb the difference, we could be required to purchase uranium to continue to meet our obligations to the Russian Federation, which, depending on the market price of uranium, could have an adverse impact on our gross profit margins, cash flows, results of operations and liquidity.
     We face significant competition from three major producers who may be less cost sensitive or may be favored due to national loyalties.
     We compete with three major producers, all of which are wholly or substantially owned by governments: AREVA (France), TENEX (Russia), and Urenco (Germany, Netherlands, UK). We also compete with Louisiana Energy Services, a group controlled by Urenco, that has begun constructing a uranium enrichment plant in New Mexico. Our competitors may have greater financial resources, including access to below-market financing terms and support from their government owners, which may enable them to be less cost- or profit-sensitive. In addition, decisions by our competitors may be influenced by political and economic policy considerations rather than commercial considerations. For example, despite the relatively flat demand for LEU in the markets in which we sell, our competitors may elect to increase their production or exports of LEU thereby depressing prices and reducing demand for our LEU, which could adversely affect our revenues, cash flows and results of operations. Similarly, the elimination or weakening of existing restrictions on imports from our competitors could adversely affect our revenue, cash flows and results of operations.

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
     Our 10 largest customers (other than the U.S. government) represented 53% of our revenue in 2006, and our three largest customers represented 22% of our revenue in 2006. To the extent our existing contracts with these customers include prices that are greater than or equal to market prices, a reduction in purchases from these customers, whether due to their decision to increase purchases from our competitors or for other reasons, including a disruption in their operations that reduces their need for LEU from USEC, could adversely affect our business and results of operations. Conversely, to the extent that our contracts with these customers include prices that are lower than market prices, a decision by these customers to exercise options under these contracts to purchase more from us also could adversely affect our business and results of operations.
     We are seeking to improve the pricing under our long-term contracts with our customers, including our largest customers, as these contracts come up for renewal. However, because price is the most significant factor in a customer’s choice of an enricher, customers may reduce their purchases from us if we attempt to increase our prices in order to offset increases in our costs, resulting in the loss of the contracts being renewed. Moreover, once lost, customers are difficult to regain because they typically purchase under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with our largest customers, our ability to raise prices in order to respond to increases in costs or other developments may be limited. In addition, because we have a fixed commitment to order LEU derived from at least 30 metric tons of highly enriched uranium each year under the Russian Contract and to purchase the approximately 5.5 million SWU deemed to be contained in such material, any reduction in purchases by our customers below the level required for us to resell both our own production and the Russian material could adversely affect our revenues, cash flows and results of operations.
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
     Recent decisions of the U.S. Court of International Trade and the U.S. Court of Appeals for the Federal Circuit could preclude the U.S. Department of Commerce from imposing antidumping and countervailing duties to offset unfairly-priced LEU imported from foreign countries. Under these rulings, we would be unable to use certain U.S. trade laws to protect us from unfairly priced LEU in the future, thereby increasing the possibility that our competitors will seek to increase market share by reducing prices to unfair levels. An increase in our competitors’ market share and the accompanying reduction in market prices could adversely affect our results of operations.
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
     USEC, or our subsidiaries, are a party to a number of agreements and arrangements with the U.S. government that are important to our business, including:
•	leases for the gaseous diffusion plants and American Centrifuge facilities,

•	the Executive Agent MOA under which we are designated the U.S. Executive Agent and purchase the SWU component of LEU under the Russian Contract,

•	the DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and centrifuge technology,

•	electric power purchase agreements with the Tennessee Valley Authority, and

•	contract work for DOE and DOE contractors at the Portsmouth and Paducah plants, including contracts for maintenance of the Portsmouth plant in “cold standby” or “cold shutdown” states,
     Termination or expiration of one or more of these agreements, without replacement with an equivalent agreement or arrangement that accomplishes the same objectives as the terminated or expired agreement(s), could reduce our profitability and results of operations. In addition, deterioration in our relationship with the U.S. agencies that are parties to these agreements could impair or impede our ability to successfully implement these agreements, which could adversely affect our results of operations.

     Our existing U.S. government contracts are subject to continued appropriations by Congress and may be terminated if future funding is not made available.
     Approximately 10% of our revenues are from U.S. government contracts. All contract work for DOE, including cold standby of the Portsmouth plant, cleanup of out-of-specification uranium and certain NAC consulting and transportation activities, is subject to the availability of DOE funding and congressional appropriations. If funds were not available, we could be required to terminate these operations and incur related termination costs. In addition, the criteria for award of contracts to USEC or NAC may change, such that USEC or NAC are not eligible to compete for such contracts, which could adversely affect our results of operations.
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
     The gaseous diffusion plants are required to be recertified every five years and the term of the current certification expires on December 31, 2008. The NRC could refuse to renew either or both of the certificates if it determines that we are foreign owned or controlled or the issuance of a certificate would be adverse to United States defense or security objectives. If the certificate for the Paducah plant were not renewed, we could no longer produce LEU at the Paducah plant, which would threaten our ability to make deliveries to customers.
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
     In August 2004, USEC submitted an application to the NRC for a license to operate the American Centrifuge Plant. In February 2007, the NRC issued an order detailing a schedule that anticipates a licensing decision in April 2007. Failure to obtain a license for the construction and operation of the American Centrifuge Plant in a timely manner could have a significant adverse impact on our ability to finance and deploy the American Centrifuge technology or to meet the requirements of the DOE-USEC Agreement. Our American Centrifuge facilities in Oak Ridge are subject to regulation by DOE. DOE has the authority to impose civil penalties and additional requirements which could adversely affect our results of operations.

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
     NAC’s business involves providing products and services for the storage and transportation of toxic, hazardous and radioactive materials, which, if released or mishandled, could cause personal injury and property damage (including environmental contamination). NAC obtains nuclear liability insurance to protect against third party liability resulting from a nuclear incident, but this insurance contains exclusions and limits and there is no assurance that this insurance would cover all potential liabilities.
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

     The dollar amount of our sales backlog, as stated at any given time, is not necessarily indicative of our future sales revenues.
     Backlog is the aggregate dollar amount of SWU and uranium that we expect to sell under contracts with utilities. As of December 31, 2006, our sales backlog was an estimated $7.0 billion through 2015 ($6.7 billion through 2012, including $1.5 billion expected to be delivered in 2007). There can be no assurance that the revenues projected in our backlog will be realized, or, if realized, will result in profits. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. For example, some of our contracts include pricing elements based on market prices prevailing at the time of delivery. We use an external composite forecast of future market prices in estimating the price that we will be entitled to charge under such contracts in the future. These forecasts may not be accurate, and therefore our estimate of future prices could be overstated. Pricing under some new contracts is subject, in part, to escalation based on a broad power price index. For purposes of the backlog, we assume increases to the power price index in line with overall inflation rates. However, because the index is not geared to general inflation rates, our estimates of future prices under these contracts could be inaccurate. Any inaccuracy in our estimates of future prices would add to the imprecision of our backlog estimate.
     For a variety of reasons, the amounts of SWU and uranium that we will sell in the future under our existing contracts, or the timing of customer purchases under those contracts, may differ from our estimates. Customers may not purchase as much as we predicted, or at the times we anticipated, as result of operational difficulties, changes in fuel requirements or other reasons. Reduced purchases would adversely affect the revenues we actually receive from contracts included in the backlog. For example, our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. Increases in our costs of production or other factors could cause some of the sales included in our backlog to be at prices that are below our cost of sales, which could adversely affect our results of operations in future years, and customers may purchase more under lower priced contracts than we predicted.
     We use estimates in accounting for the future disposition of depleted uranium and changes in these estimates or in actual costs could affect our future financial results and liquidity.
     We store depleted uranium at the Paducah and Portsmouth plants and accrue estimated costs for its future disposition. The long-term liability for depleted uranium is dependent upon the volume of depleted uranium generated and estimated processing, transportation and disposal costs, which involves many assumptions. Our estimated cost and accrued liability are subject to changes as new information becomes available, and an increase in the estimate would have an adverse effect on our results of operations.
     We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option is available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process our depleted uranium if we provided it to DOE. If we were to dispose of our uranium in this way, we would be required to reimburse DOE for the related costs of disposal, including our pro rata share of capital costs.
     The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance. Our estimate of the unit disposition cost for accrual purposes is approximately 35% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Any increase in our estimated unit cost of disposal will require us to provide additional financial assurance and could adversely affect our liquidity. The amount of future depleted uranium disposal costs could also vary substantially from amounts accrued and an increase in our actual cost of disposal could have a material adverse impact on our results of operations in future years.

     Deferral of revenue recognition could result in volatility in our quarterly and annual results.
     We do not recognize revenue for sales of uranium or LEU until the uranium or LEU is physically delivered. Consequently, in sales transactions where we have received payment and title has transferred to the customer but delivery has not occurred because the terms of the agreement require us to hold the uranium to which the customer has title or because a customer encounters brief delays in taking delivery of LEU at our facilities, recognition of revenue is deferred until the uranium or LEU is physically delivered. This deferral can potentially be over an indefinite period and is outside our control and can result in volatility in our quarterly and annual results. If a significant amount of revenue is deferred or a significant amount of previously deferred revenue is recognized, in a given period, earnings in that period will be affected, which could result in volatility in our quarterly and annual results. Additional information on our deferred revenue is provided in note 8 to our consolidated financial statements.
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

Item 1B. Unresolved Staff Comments
     None.
Item 3. Legal Proceedings
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth plant. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”) and related claims in connection with invoices submitted under that contract. We have responded to DOJ’s letter and have been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. We continue to believe that the government does not have any legitimate bases for asserting any FCA or related claims under the cold standby contract, and intend to defend vigorously any such claim that might be asserted against it.
     Other
     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     None

Executive Officers of the Company
     Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at February 15, 2007 follow:

Name	Age	Position
John K. Welch	56	President and Chief Executive Officer
John C. Barpoulis	42	Senior Vice President and Chief Financial Officer
Timothy B. Hansen	43	Senior Vice President, General Counsel and Secretary
Philip G. Sewell	60	Senior Vice President, American Centrifuge and Russian HEU
Robert Van Namen	45	Senior Vice President, Uranium Enrichment
W. Lance Wright	59	Senior Vice President, Human Resources and Administration
John M.A. Donelson	42	Vice President, Marketing and Sales
Stephen S. Greene	49	Vice President and Treasurer
Victor N. Lopiano	56	Vice President, American Centrifuge
J. Tracy Mey	46	Controller and Chief Accounting Officer
E. John Neumann	59	Vice President, Government Relations
Russell B. Starkey, Jr.	64	Vice President, Operations
     John K. Welch has been President and Chief Executive Officer since September 2005. Prior to joining USEC, Mr. Welch served as a consultant to several government and corporate entities. Mr. Welch was Executive Vice President and Group Executive, Marine Systems for General Dynamics Corporation from January 2000 to March 2003, and President of General Dynamics Electric Boat from 1995 to 2000.
     John C. Barpoulis has been Senior Vice President and Chief Financial Officer since August 2006. Mr. Barpoulis joined USEC as Vice President and Treasurer in March 2005 and served as Treasurer until February 2007. Prior to joining USEC, Mr. Barpoulis was Vice President and Treasurer of National Energy & Gas Transmission, Inc. (formerly a subsidiary of PG&E Corporation) and certain of its subsidiaries from 2003 to March 2005 and was Vice President and Assistant Treasurer from 2000 to 2003. National Energy & Gas Transmission, Inc. and certain of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code in July 2003.
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
     Stephen S. Greene was named Vice President and Treasurer in February 2007. Prior to joining USEC, Mr. Greene was a Vice President and Executive Director of Pace Global Energy Services, an energy consulting firm, from January 2006 to January 2007. Previously, Mr. Greene was a Vice President of Progress Energy, an electric utility holding company, and prior to that a Vice President of National Energy & Gas Transmission, Inc. (formerly a subsidiary of PG&E Corporation).
     Victor N. Lopiano has been Vice President, American Centrifuge since December 2005 and was Director, Projects in USEC’s corporate development department since January 2000. Mr. Lopiano joined USEC in 1996 as USEC’s senior manager at the Lawrence Livermore National Laboratory. Prior to joining USEC, Mr. Lopiano held senior management positions with various business units of ABB, Inc. over an 11-year period including Senior Vice President, Operations, ABB Environmental Systems; Vice President, ABB Project Services, Power Plant Systems; and Vice President, Engineering & Facility Operations, ABB Resource Recovery Systems.
     J. Tracy Mey was named Controller and Chief Accounting Officer in January 2007 and was Controller since June 2005. Prior to joining USEC, Mr. Mey was Controller and Chief Accounting Officer of Power Services Company, a national energy company and former subsidiary of PG&E Corporation, from June 2004 to May 2005, and previously was Corporate Controller of National Energy & Gas Transmission, Inc. (formerly a subsidiary of PG&E Corporation) since 1994.
     E. John Neumann has been Vice President, Government Relations since April 2004. Prior to joining USEC, Mr. Neumann was Vice President, Government Relations, for the Edison Electric Institute since 1995.
     Russell B. Starkey, Jr. has been Vice President, Operations since February 2005 and was General Manager of the Paducah plant since October 2001, Training Manager since April 1998 and Senior Staff Consultant since October 1997.

PART II
Item 5. Market for Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
     USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.” High and low sales prices per share follow:

	2006		2005
	High	Low	High	Low
First Quarter ended March 31	$15.84	$11.08	$18.69	$9.39
Second Quarter ended June 30	14.65	9.74	16.95	11.94
Third Quarter ended September 30	12.18	9.19	16.25	9.79
Fourth Quarter ended December 31	13.52	9.35	12.95	9.05
     USEC declared and paid a dividend of 13.75 cents per share in each quarter of 2005. In February 2006, the Board of Directors voted to discontinue paying a common stock dividend in order to redirect those funds to reduce the level of external financing needed for construction of the American Centrifuge Plant. Accordingly, we have no intention to pay cash dividends in the foreseeable future.
     There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At January 31, 2007, there were 87,114,000 shares of common stock issued and outstanding and approximately 37,000 beneficial holders of common stock. No preferred shares have been issued.
     The following table gives information about the Company’s common stock that may be issued under the USEC Inc. 1999 Equity Incentive Plan and Employee Stock Purchase Plan as of December 31, 2006.

Number of
securities to be
	issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan category	and rights	and rights	compensation plans
Equity compensation plans approved by security holders	1,212,000	$9.45	7,690,000 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,212,000		7,690,000

(1)	Includes 7,543,000 shares available for issuance under the USEC Inc. 1999 Equity Incentive Plan (net of awards which terminate or are cancelled without being exercised or that are settled for cash) and 147,000 shares available for issuance under the Employee Stock Purchase Plan.
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
Fourth Quarter 2006 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
October 1 – October 31	—	—	—	—
November 1 – November 30	1,631	$10.52	—	—
December 1 – December 31	1,839	$12.97	—	—

Total	3,470	$11.82	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 3,470 shares of common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan.
     In 2006, we did not make any unregistered sales of equity securities.

PERFORMANCE GRAPH
     The following graph shows a comparison of cumulative total returns for an investment in the common stock of USEC Inc., the S&P 500 Index, and a peer group of companies. USEC is the only U.S. company in the uranium enrichment industry. However, USEC has identified a peer group of companies that share similar business attributes with it. This group includes utilities with nuclear power generation capabilities, chemical processing companies, and aluminum companies. USEC supplies companies in the utility industry, and its business is similar to that of chemical processing companies. USEC shares characteristics with aluminum companies in that they are both large users of electric power. The graph reflects the investment of $100 on December 31, 2001 in the Company’s common stock, the S&P 500 Index and the peer group, and reflects the reinvestment of dividends.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2001	2002	2003	2004	2005	2006
USEC Inc.	$100.00	$90.74	$137.46	$168.92	$217.81	$231.84
S&P 500 Index	$100.00	$77.90	$100.24	$111.15	$116.61	$135.02
Peer Group Index[1]	$100.00	$84.68	$109.48	$125.13	$139.15	$163.21

(1)	The Peer Group consists of: Air Products and Chemicals, Inc., Albemarle Corporation, Alcoa Inc., Constellation Energy Group, Inc., Dominion Resources, Inc., Duke Energy Corporation, Eastman Chemical Company, Exelon Corporation, Georgia Gulf Corporation, NL Industries, Inc., PPL Corporation, Praxair, Inc., Progress Energy, Inc., The Southern Company, and XCEL Energy Inc. In accordance with SEC requirements, the return for each issuer has been weighted according to the respective issuer’s stock market capitalization at the beginning of each year for which a return is indicated.

Item 6. Selected Financial Data
     Selected financial data should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations. Selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003, the six-month period ended December 31, 2002, and the fiscal year ended June 30, 2002, have been derived from consolidated financial statements that have been audited by independent public accountants. In 2002, the Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2002.

										Six-Month	Fiscal Year
										Period Ended	Ended
	Years Ended December 31,									December 31,	June 30,
	2006		2005		2004		2003	2002		2002	2002
								(Unaudited)
					(millions, except per share data)
Revenue:
Separative work units	$1,337.4		$1,085.6		$1,027.3		$1,110.8	$1,181.5		$668.0	$1,289.3
Uranium	316.7		261.3		224.0		159.9	75.3		43.2	116.9
U.S. government contracts and other	194.5		212.4		165.9		166.0	123.4		69.6	102.6

Total revenue	1,848.6		1,559.3		1,417.2		1,436.7	1,380.2		780.8	1,508.8

Cost of sales:
Separative work units and uranium	1,349.2		1,148.4		1,071.6		1,124.1	1,174.2		675.2	1,305.7
U.S. government contracts and other	162.5		181.4		151.5		150.2	115.2		66.0	100.9

Total cost of sales	1,511.7		1,329.8		1,223.1		1,274.3	1,289.4		741.2	1,406.6

Gross profit	336.9		229.5		194.1		162.4	90.8		39.6	102.2

Special charges (credits), net	3.9	(1)	7.3	(2)	—		—	(6.7	)(3)	—	(6.7	)(3)
Advanced technology costs	105.5		94.5		58.5		44.8	22.9		16.0	12.6
Selling, general and administrative	48.8		61.9		64.1		69.4	54.1		27.6	50.7
Other (income) expense, net	—		(1.0	)(4)	(1.7	)(5)	—	—		—	—

Operating income (loss)	178.7		66.8		73.2		48.2	20.5		(4.0)	45.6
Interest expense	14.5		40.0		40.5		38.4	36.5		18.6	36.3
Interest (income)	(6.2)		(10.5)		(3.9)		(5.4)	(7.0)		(3.2)	(8.7)

Income (loss) before income taxes	170.4		37.3		36.6		15.2	(9.0)		(19.4)	18.0
Provision (credit) for income taxes	64.2		15.0		13.1		6.2	(5.0)		(6.7)	4.5

Net income (loss)	$106.2		$22.3		$23.5		$9.0	$(4.0)		$(12.7)	$13.5

Net income (loss) per share – basic and diluted	$1.22		$.26		$.28		$.11	$(.05)		$(.16)	$.17
Dividends per share	$—		$.55		$.55		$.55	$.55		$.275	$.55

	December 31,					June 30,
	2006	2005	2004	2003	2002	2002
			(millions)
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$171.4	$259.1	$174.8	$249.1	$171.1	$279.2

Inventories:
Current	900.0	974.3	1,009.4	883.2	862.1	889.7
Long-term	24.2	71.4	156.2	266.1	390.2	415.5
Total assets	1,861.4	2,080.8	2,003.4	2,134.8	2,108.4	2,228.2
Current portion of long-term debt	—	288.8	—	—	—	—
Long-term debt	150.0	150.0	475.0	500.0	500.0	500.0
Other long-term liabilities	300.3	270.2	244.4	256.0	265.0	263.2
Stockholders’ equity	986.0	907.6	918.7	923.6	953.5	986.4

(1)	Special charges of $3.9 million in 2006 include a $2.6 million impairment of an intangible asset established in 2004 relating to the acquisition of NAC, $1.5 million related to consolidation of office space in connection with the 2005 restructuring plan, and special credits totaling $0.2 million representing changes in estimate of costs for termination benefits charged in 2005.

(2)	The plan to restructure headquarters and field operations resulted in special charges of $7.3 million in 2005 related to termination benefits, principally consisting of severance benefits.

(3)	The special credit of $6.7 million in the fiscal year ended June 30, 2002, represented a change in estimate of costs for consolidating plant operations originally accrued in the fiscal year ended June 30, 2000.

(4)	Other income in 2005 includes $1.0 million from customs duties paid to USEC as a result of trade actions.

(5)	Other income in 2004 includes income of $4.4 million from customs duties paid to USEC as a result of trade actions, partly offset by an expense of $2.7 million for acquired-in-process research and development expense relating to the acquisition of NAC.

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
Overview
     USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	are in the process of demonstrating, and expect to deploy, what we expect to be the world’s most efficient uranium enrichment technology, known as the American Centrifuge,

•	perform contract work for the U.S. Department of Energy (“DOE”) and DOE contractors at the Paducah and Portsmouth plants, and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services, including nuclear materials tracking.
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
     Our View of the Business Today
     The nuclear industry today is at its best point in more than two decades as governmental policy, public acceptance, environmental concerns about global warming and economics have joined together to promote new nuclear power plant construction in the United States and many other nations. Better performance, lower costs and a lengthening record of safety at the existing fleet of 435 commercial reactors worldwide have served to improve the reputation of nuclear power as a solution to a growing demand for electricity. The World Nuclear Association recently estimated a net addition of approximately 70 reactors worldwide by 2015. In the United States, utilities and consortiums of utilities have indicated to the U.S. Nuclear Regulatory Commission (“NRC”) that they intend to apply for construction and operating licenses over the next several years for more than 25 new reactors. In addition, many existing U.S. reactors are being licensed to operate for 20 additional years.

     The market price for our product has improved recently. Market fundamentals suggest that SWU prices should remain firm as supply and demand for LEU needed to fuel the next generation of reactors seeks a balance. We see our role in the nuclear fuel cycle as essential to the success of the revival of nuclear power.
     It is against this positive backdrop that we are working to deploy a new generation of uranium enrichment technology. We currently operate a 50-year-old plant that employs an energy intensive technology, which we are working to replace with the more efficient American Centrifuge Plant in order to remain competitive. The path to financing and building the American Centrifuge Plant has significant challenges over the next several years, and 2007 will be a critical year for USEC.
     Our primary challenges include addressing a decline in gross profit margins resulting from electric power costs increasing faster than we can realize higher prices under existing contracts with our customers, financing the construction of the American Centrifuge and scaling up to produce thousands of complex centrifuge machines for the American Centrifuge Plant.
     In 2006, we entered into a one-year pricing agreement to purchase electric power from the Tennessee Valley Authority (“TVA”). We have a 10-year agreement with TVA to provide electricity to our Paducah gaseous diffusion plant through May 2010. The first six years of that agreement established power prices at an industrial rate that recognized USEC as a unique customer with an attractive power load profile. The one-year pricing agreement signed in 2006 increased the price we pay TVA for power by approximately 50%, and introduced additional risk through a fuel cost adjustment provision that allows TVA to pass on fuel-related costs to USEC each month. As the higher cost of power rolls through our SWU inventory, our cost of sales will increase during 2007 and put significant pressure on our gross profit margin. We are currently negotiating with TVA regarding power prices beyond May 31, 2007. Although energy prices are generally lower than one year ago and TVA is expected to restart its Browns Ferry 1 nuclear plant this spring, we have no assurance that the price we pay going forward will be lower than the current agreement. Thus, the high cost of energy likely will continue to adversely affect our gross profit margin until the American Centrifuge Plant is complete.
     We have benefited from a rise in SWU and uranium prices in recent years. Over the two-year period ended December 31, 2006, SWU and uranium prices have increased 27 percent and 156 percent, respectively. However, the long-term nature of nuclear fuel contracts and the lack of immediate contractual adjustments for higher production costs mean that our average price billed to customers will rise at a slower rate than our cost of sales, and our gross profit margin is expected to decline from 18 percent in 2006 to roughly 9 to 10 percent in 2007. In addition, an inventory of natural uranium that has provided us with substantial earnings and cash flow in recent years will be substantially depleted by the end of 2007, further pressuring our profitability. We now include formulas in new contracts to supply LEU that take into account power prices in the United States, changes to the market price of SWU and inflation. As we sign more contracts at higher prices and more favorable terms, and our older, lower priced contracts expire, the increased revenues earned will begin to offset the higher cost of sales.
     To supplement our production, we purchase the SWU component of LEU that we order from Russia under a 20-year government-to-government agreement that we refer to as “Megatons to Megawatts.” The pricing formula for these purchases uses a discount off an index of U.S. and international price points. Because recent increases in market prices for SWU have pushed up these price points substantially, the price we pay Russia will also increase. While our newer sales contracts include pricing formulas that will generate higher prices in the future, many of our current deliveries of LEU are being made under older, lower priced contracts. As a result, we expect that the price we pay Russia for SWU will increase faster than our average price billed to customers increases, further pressuring gross profit margins. In addition, we must transfer to Russia natural uranium equivalent to the natural uranium component of LEU delivered to us. As uranium prices have gone up, utility customers have used contractual flexibility to reduce the amount of uranium they deliver to USEC for the LEU we deliver to them under their contracts to purchase SWU. Because the amount of uranium that must be transferred to Russia is fixed under the Russian Contract, this has resulted in a mismatch between the amount of uranium that we must give TENEX for the Russian LEU delivered to us and the uranium that we later receive from the customers to whom we choose to deliver the Russian LEU. We currently have sufficient uranium supplies to meet our obligations under the Russian Contract, but we may need to obtain additional uranium in future years to make up the difference created by this mismatch.
     A stable domestic enrichment market is essential to the successful financing and deployment of the American Centrifuge technology. In the past, unrestrained Russian imports undermined the stability of the domestic market and the U.S. government proposed significant tariffs on Russian uranium imports. Those tariffs were not implemented after the Russian government signed a Suspension Agreement with the U.S. Department of Commerce that essentially restricts direct Russian access to the U.S. market but allows LEU imports under the Megatons to Megawatts program. In 2006, at the conclusion of its periodic review of the continued need for that Suspension Agreement, the U.S. International Trade Commission found that elimination of existing restrictions on Russian imports would likely result in material injury to the U.S. uranium industry. Nonetheless, the Russian government continues to seek greater access to the U.S. market and has stated that it does not intend to extend the Megatons to Megawatts program beyond 2013. The two governments have been in discussions that could result in providing limited Russian access to the U.S. market after 2013. Given the high priority that the Bush Administration has placed on building new nuclear power plants in the United States and the importance of a secure domestic nuclear fuel supply, we believe the U.S. government will seek reasonable limits on Russian imports beyond 2013. We support this balanced approach that will provide the market with needed Russian LEU while sustaining a stable domestic enrichment market that can support investment in new uranium enrichment facilities. If, however, Russia were permitted to make significant sales in the U.S. market, or to begin selling before we have secured an adequate backlog of sales of the LEU produced by the American Centrifuge plant, that would present a significant risk that long-term SWU prices could drop to a level where USEC could no longer justify an investment in the American Centrifuge Plant.
     We believe the American Centrifuge technology is essential to the successful renaissance of nuclear power in the United States. Utilities must be certain that there will be a dependable supply of nuclear fuel before investing billions of dollars in new nuclear power plants. The American Centrifuge can be a reliable and cost-effective source of enriched uranium for USEC’s customers for decades to come. We, in turn, must ensure that our shareholders can earn a reasonable return on their investment in a new enrichment plant.
     In mid-2006, USEC decided to delay building its Lead Cascade of centrifuges to allow for additional testing of individual machines at facilities in Oak Ridge, Tennessee. This resulted in a delay of about one year, but the USEC project team at Oak Ridge has successfully tested machines with an output of approximately 350 SWU, per machine, per year. USEC had set a target performance of 320 SWU per machine, per year, which was about eight times higher than the next best commercially deployed centrifuge. The improved performance to date adds approximately 300,000 SWU to the previously expected plant capacity of 3.5 million SWU and partially offset the long-term economic impact of increases in construction costs.
     USEC’s project team has frozen the design of the centrifuge machine that will be deployed over the next several months in the initial Lead Cascade. This Lead Cascade, which is expected to be in operation by mid-year, will provide important performance and reliability data for the project.

     USEC recently completed a comprehensive review of the cost of deploying the American Centrifuge Plant. Based on this review, we have revised our estimate for the cost of the plant. This estimate reflects the progress we have made to date in demonstrating the American Centrifuge technology, and our understanding of the work remaining to be done to complete demonstration and commercial deployment of the technology. In the process of revising our estimate, we solicited substantial input from the companies we have engaged to work with us in deploying the technology, including Honeywell International, Alliant Techsystems, Boeing Company, and Fluor Enterprises.
     Based on this review, USEC has a target estimate for the cost of deployment of $2.3 billion in nominal dollars, including amounts already spent and not including costs of financing or a reserve for general contingencies. The initial estimate of $1.7 billion for deployment of American Centrifuge was an update and extrapolation of cost projections prepared for DOE’s centrifuge project. Increases in the costs of key materials that will be needed to manufacture the centrifuges and of the commodities that will be used in construction of the balance of the plant have resulted in strong upward cost pressures in our estimates. However, the expected increase in SWU output of individual centrifuges results in an anticipated increase in plant capacity that should help to offset some of these cost increases over the long term.
     Our target cost estimate is subject to change as certain key variables are difficult to quantify with certainty at this stage of the project. These include potential increases in the market price for key materials and the cost of manufacturing complex centrifuge machine components on a commercial scale. In addition, the target estimate maintains an ambitious schedule for demonstration and deployment activities and reflects certain cost savings we expect to achieve in 2007 and beyond. We are pursuing cost mitigation approaches involving value engineering, high volume manufacturing efficiencies and system/component refurbishment versus replacement to meet our target estimate and help offset potential future cost increases as we proceed from demonstration to deployment of the project.
     We have been funding the American Centrifuge project through internally generated cash since 2002 when we signed the DOE-USEC Agreement and entered into a Cooperative Research and Development Agreement. We expect to have sufficient cash or access to cash through our bank credit facility to fund project activities in 2007, including building and evaluating the Lead Cascade. We expect to spend approximately $340 million in 2007 on the American Centrifuge project. The rate of planned investment will increase substantially after 2007 under our new deployment schedule, with spending in 2008 currently projected to be about double the level of 2007.
     During the past four years, we have spent $371 million from internally generated cash to develop and demonstrate the American Centrifuge technology. To fund the balance of the American Centrifuge project, our plan has been to use internally generated cash flow together with funds raised through equity and debt offerings. Given the declining level of cash generated by our existing operations due primarily to increases in electric power costs, the increase in cost to complete the American Centrifuge project and the current level of perceived risk in the project, we will need some form of investment or other participation by a third party and/or the U.S. government to raise the capital required in 2008 and beyond to complete the project on our deployment schedule. We have been exploring such investment or other participation with companies that might have a strategic interest in the nuclear fuel business and with the U.S. government, which we believe has an interest in the deployment of U.S.-owned centrifuge technology. We have also been exploring ways in which our customers and American Centrifuge project participants and vendors could help support the financing of the project. In addition, we continue to pursue operational initiatives to improve our financial position and increase the probability of a successful financing of the project.
     We are focused on meeting theses substantial challenges, and we are excited about the prospects for the nuclear power industry and the important role that USEC will play in fueling that future. We believe that over the longer term, the deployment of the American Centrifuge Plant will provide our customers with an efficient and reliable source of low enriched uranium, and that our production costs will be more predictable and stable than under the current technology’s variable and high power costs. In addition, the American Centrifuge Plant will provide the United States with energy security for nuclear fuel, which provides substantial national security benefits.

     Revenue from Sales of SWU and Uranium
     The majority of our customers are domestic and international utilities that operate nuclear power plants. Revenue is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     Our agreements with electric utility customers are primarily long-term contracts under which they are obligated to purchase a specified quantity of SWU or uranium or a percentage of their annual SWU or uranium requirements. Under requirements contracts, our customers are not obligated to make purchases if the reactor does not have requirements. Backlog is the aggregate dollar amount of SWU and uranium that we expect to sell under contracts with utilities. At December 31, 2006, we had contracts with utilities aggregating an estimated $7.0 billion through 2015 ($6.7 billion through 2012, including $1.5 billion expected to be delivered in 2007), compared with $5.9 billion at December 31, 2005. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. Some contracts include pricing elements based on market prices prevailing at the time of delivery. We use an external composite forecast of future market prices in our estimate. Pricing under some new contracts is subject to escalation based on a broad power price index. For purposes of the backlog, we assume increases to the power price index in line with overall inflation rates.
     Our revenues and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer requirements are determined by refueling schedules for nuclear reactors, which are affected by, among other things, the seasonal nature of electricity demand, reactor maintenance, and reactors beginning or terminating operations. Our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions.
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
     Our financial performance over time can be significantly affected by changes in prices for SWU. The SWU price indicator for new long-term contracts, as published by TradeTech in Nuclear Market Review, is an indication of base year prices under new long-term enrichment contracts in our primary markets. The long-term price for uranium hexafluoride, as calculated using indicators published in Nuclear Market Review, the spot price indicator for uranium hexafluoride, and the SWU price indicator as of year-end follow:

	December 31,
	2006	2005	2004
SWU price indicator ($/SWU)	$136.00	$113.00	$107.00
Uranium hexafluoride:
Spot price indicator ($/KgU)	199.00	106.00	63.00
Long-term price composite ($/KgU)	192.54	106.06	75.32

     Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags the current price indicators. While the SWU price indicator increased 6% in 2005 and 20% in 2006, our average SWU price billed to customers increased 2% in 2005 and 5% in 2006. We expect this trend of steady increases in our average SWU price billed to customers to continue with increasing sales under newer contracts.
     Most of our uranium inventory has been committed under sales contracts with utility customers, and the positive impact of higher prices is limited to sales under new contracts and to sales under contracts with prices determined at the time of delivery.
     A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium. Revenue from uranium sales, and related earnings and cash flows, will decrease as our inventory of uranium available for sale is depleted. The volume of uranium sold declined 17% in 2006 compared to 2005, and we expect the volume to be about 50-60% lower in 2007 compared to 2006 reflecting the substantial completion of sales of our uranium inventory as this inventory is depleted.
     We will continue to supplement our supply of uranium by underfeeding the production process at the Paducah plant, as long as it continues to be economical, and by purchasing uranium from suppliers in connection with specific customer contracts. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Although rising uranium prices in the market may continue to make underfeeding economical, increases in power costs reduce the benefits to us of underfeeding.
     We also use our uranium inventories (including uranium generated by underfeeding) to supply uranium to the Russian Federation for the LEU we receive under the Russian Contract. We replenish this uranium with uranium supplied by customers under our contracts for the sale of SWU. SWU quantities in the LEU we order from Russia under the Russian Contract are calculated based on a fixed U235 assay of depleted uranium (“tails assay”) of 0.3%. However, due to the high market price of uranium, many of our customers are currently exercising rights under their contracts to order LEU based on a tails assay of less than 0.3%. This means that more SWU, but less uranium, is associated with the LEU we deliver to these customers than would be the case if the customers ordered LEU at a tails assay of 0.3%. Our new sales contracts require customers to deliver amounts of natural uranium that are closer to the amounts we deliver under the Russian Contract. However, customers who receive Russian LEU under older contracts that include the right to select a tails assay lower than 0.3% deliver to us less uranium than we deliver to the Russian Federation for that LEU. This creates a shortfall of uranium that we must make up. We can make up some of this shortfall through underfeeding, but over time underfeeding may not produce sufficient uranium to account for the full amount of the shortfall. If this happens, we will have to purchase uranium to deliver to Russia. Given the substantial increase in market prices for uranium, this will increase our cost of sales. Some of the increase is partially offset by higher revenues on the sale of the increased quantity of SWU associated with LEU ordered by customers at tails assays lower than 0.3%.
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

     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby and processing out-of-specification uranium at the Portsmouth plant. DOE and USEC have periodically extended the cold standby program, most recently through the end of April 2007. The program was modified beginning in 2006 to include actions necessary to transition to a preliminary decontamination and decommissioning program (“cold shutdown”). Processing of USEC-owned out-of-specification uranium under contract with DOE was completed in October 2006, and we expect that the processing of DOE-owned out-of-specification uranium for DOE will continue through September 2008. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations, and the processing of out-of-specification uranium is currently funded through February 2008. Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency. Revenue from U.S. government contracts includes revenue from NAC.
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
     We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase about 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, and as of December 31, 2006, we had purchased 54 million SWU contained in LEU derived from 292 metric tons of highly enriched uranium, the equivalent of about 11,700 nuclear warheads. Purchases under the Russian Contract approximate 50% of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted, and likely will continue to result, in increases to the index used to determine prices under the Russian Contract.
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

     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2006, the power load at the Paducah plant averaged 1,370 megawatts. We purchase electric power for the Paducah plant under a multiyear power contract signed with TVA in 2000. On June 1, 2006, fixed, below market prices under the 2000 TVA power contract expired and a new one-year pricing agreement went into effect. Costs for electric power increased from approximately 60% of production costs at the Paducah plant to approximately 70%. The new pricing, which consists of a summer and a non-summer power price, is about 50% higher than the previous pricing. This price is also subject to a fuel cost adjustment to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. For power purchases through December 2006, fuel cost adjustments equaled an average 8% increase over base prices under the new one-year pricing agreement, and we expect that fuel cost adjustments will continue to have a negative impact on us over the term of the one-year agreement. The increase in electric power costs has significantly increased overall LEU production costs, and will increasingly reduce our gross profit margin and cash flow.
     The quantity of power purchases under the one-year agreement ranges from 300 megawatts at all hours in the summer months (June – August) to 1,600 megawatts at all hours in the non-summer months. In addition, we can request additional power supply from TVA at market-based prices. Consistent with past practice, TVA made available and we purchased, at market-based prices, an additional 600 megawatts of power at all hours during the summer months of 2006. Negotiations with TVA for the quantity and prices of power after June 1, 2007 are expected to be finalized during the second quarter.
     We are required to provide financial assurance to support our payment obligations to TVA. These include an irrevocable letter of credit and weekly prepayments based on the price and our usage of power.
     We store depleted uranium at the Paducah and Portsmouth plants and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process our depleted uranium if we provided it to DOE. If we were to dispose of our uranium in this way, we would be required to reimburse DOE for the related costs of disposing our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for our depleted uranium disposition is dependent upon the volume of the depleted uranium that we generate and estimated processing, transportation and disposal costs. The liability for depleted uranium disposition, based on current-dollar cost estimates, is $71.5 million at December 31, 2006. This liability could increase by an estimated $20 to $25 million per year depending on production volumes until a disposal agreement or methodology is determined. In addition, changes in the accrued liability resulting from changes in the estimated unit cost affect results of operations for accumulated depleted uranium, and production costs for depleted uranium generated thereafter. Our estimate of the unit cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves, and was increased by 2% in the second quarter of 2006.
     The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance. Our estimate of the unit disposition cost for accrual purposes is approximately 35% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability, as well as financial assurance we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.

     Advanced Technology Costs
     We continue our substantial efforts at developing and deploying the American Centrifuge technology as a replacement for the gaseous diffusion technology used at our Paducah plant. Expenditures related to American Centrifuge technology for the twelve months ended December 31, 2006, 2005, and 2004, as well as to-date activity, follow (in millions):

				Cumulative
				as of
				December
	2006	2005	2004	31, 2006
Total expenditures (A)	$144.5	$108.7	$64.2	$370.7

Amount expensed	$103.3	$92.7	$58.1	$307.4
Amount capitalized (B)	$41.2	$16.0	$6.1	$63.3

(A)	Total expenditures are all American Centrifuge costs including demonstration facility, licensing activities, commercial plant facility, program management, and interest related costs.

(B)	Cumulative capitalized costs include interest of $4.0 million at December 31, 2006, $0.9 million at December 31, 2005, and $0.2 million at December 31, 2004.
     For discussions of the target cost estimate and financing plan for the American Centrifuge program, see “Management’s Discussion and Analysis – Our View of the Business Today”, and “Management’s Discussion and Analysis – Liquidity and Capital Resources – Potential Impacts to Liquidity – American Centrifuge Funding”, respectively. Risks and uncertainties related to the demonstration, construction and deployment of the American Centrifuge technology are described in Item 1A, “Risk Factors”.
     Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR™ dual-purpose dry storage system for spent fuel. MAGNASTOR™, or Modular, Advanced Generation, Nuclear All-purpose Storage System, consists of a concrete cask and a welded stainless steel transportation storage canister with a welded closure lid to safely store spent nuclear fuel. A license application for the MAGNASTOR™ storage system was submitted in 2004 and withdrawn in February 2007 as a result of NRC comments that further analyses regarding the basket design and structural integrity were required in order for them to complete their review. NAC will submit a revised license application in the third quarter of 2007 with expanded confirmatory analysis. We expect final certification by the end of 2008. The design of the MAGNASTOR system was demonstrated in the fourth quarter of 2006 with the fabrication of a prototype basket. The transportation license application is expected to be submitted in the second half of 2007.
     Government Investigation of Imports from France
     In 2002, the U.S. Department of Commerce (“DOC”) imposed antidumping and countervailing duty (anti-subsidy) orders on imports of LEU produced in France. The orders were imposed in response to unfair trading practices by our French competitors in connection with imports of LEU into the United States. Since 2002, these orders have been challenged and impacted by further judicial and administrative actions.

     In 2005, in connection with these appeals, the U.S. Court of Appeals for the Federal Circuit concluded that:
•	SWU contracts were sales of services, not merchandise, and thus were not subject to the U.S. antidumping law, and

•	a subsidy provided through government payments under SWU contracts at above-market prices is not subject to the countervailing duty law.
     The orders were remanded to the DOC for further action in light of the Federal Circuit’s decision. In March 2006, the DOC determined (i) that the countervailing duty investigation would result in a de minimis subsidy margin that would not support imposition of a countervailing duty order on imports of French LEU, and (ii) the antidumping margin applicable to imports of French LEU is slightly higher than the margin found in the original investigation, but is applicable only to LEU sold for cash, and not to LEU supplied under SWU contracts in which the customer delivers uranium and only pays cash for the SWU component of the LEU. The DOC’s determinations were affirmed by the Court of International Trade and are now being appealed by USEC to the Federal Circuit. If the Federal Circuit affirms the DOC’s determinations, any of the parties to the appeal in turn could petition the U.S. Supreme Court to review the Federal Circuit’s decision regarding the remand determinations and orders, as well as the 2005 rulings described above.
     Government Investigation of Imports from Germany, the Netherlands and the United Kingdom
     In June 2006, the DOC terminated the countervailing duty order against imports of LEU produced by Urenco in Germany, the Netherlands and the United Kingdom. No duties had been imposed under this order since 2004, but appeals concerning the findings in the original investigation are still pending. Because these pending appeals would be rendered moot if the Urenco order were terminated, USEC has appealed the termination of the order.
     Russian Suspension Agreement
     Imports of LEU produced in the Russian Federation are subject to restrictions imposed under the Russian Suspension Agreement (“Russian SA”). In July 2005, the DOC and ITC each initiated a “sunset” review of the Russian SA to determine whether termination of the Russian SA is likely to lead to:
•	a continuation or recurrence of dumping of Russian uranium products (a determination made by the DOC), or

•	a continuation or recurrence of material injury to the U.S. uranium industry, including USEC (a determination made by the ITC).
     USEC supported continuation of the Russian SA in the proceedings before both the DOC and ITC, and actively participated in these proceedings.
     On May 30, 2006, the DOC announced that it had determined that termination of the Russian SA would result in a recurrence of dumping. On July 18, 2006, the ITC determined that termination of the Russian SA would result in a recurrence of material injury to the U.S. uranium industry. These determinations mean that, absent reversal on appeal, the Russian SA will not be terminated as a result of this five-year sunset review. However, following each determination, the parties who opposed continuation of the Russian SA, as well as the Russian Federation, have appealed the determinations of the DOC and the ITC to the Court of International Trade. Those appeals are currently pending.

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
•	The expected return on plan assets was 8.0% for 2006 and is 8.0% for 2007. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A 0.5% change in the expected return on plan assets would affect annual pension costs by $3.4 million and postretirement health and life costs by $0.3 million.

•	A discount rate of 5.75% was used at December 31, 2006 to calculate the net present value of benefit obligations. The rate is determined based on the investment yield of high quality corporate bonds. A 0.5% reduction in the discount rate would affect the valuation of pension benefit obligations by $47.9 million and postretirement health and life benefit obligations by $9.8 million, and the resulting changes in the valuations would affect annual pension costs by $4.3 million and postretirement health and life costs by $1.0 million.

•	The healthcare costs trend rates are 9% projected in 2007 reducing to 5% in 2011. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A 1% increase in the healthcare cost trend rates would affect postretirement health benefit obligations by about $10.1 million and would affect costs by about $1.2 million.
     Costs for the Future Disposition of Depleted Uranium and Plant Lease Turnover Costs
     SWU and uranium inventories include estimates and judgments for production quantities and production costs. Production costs include estimates of future expenditures for the conversion, transportation, and disposition of depleted uranium, the treatment and disposal of hazardous, low-level radioactive and mixed wastes, and plant lease turnover costs. Lease turnover costs are estimated and are accrued over the expected productive life of the plant. An increase or decrease in production costs has an effect on inventory costs and cost of sales over current and future periods.

     We store depleted uranium generated from our operations at the Paducah and Portsmouth plants and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process our depleted uranium if we provided it to DOE. If we were to dispose of our uranium in this way, we would be required to reimburse DOE for the related costs of disposing our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that we generate and estimated processing, transportation and disposal costs. Our calculation of the estimated unit cost is based primarily on projected cost data obtained from DOE without consideration given to contingencies or reserves. Our estimate of the unit cost is periodically reviewed as additional information becomes available, and was increased by 2% in the second quarter of 2006.
     The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance. Our estimate of the unit disposition cost for accrual purposes is approximately 35% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability, as well as financial assurance we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
     The amount and timing of future costs could vary from amounts accrued. Accrued liabilities for depleted uranium and lease turnover costs are $71.5 million and $55.5 million, respectively, as of December 31, 2006.
     American Centrifuge Technology Costs
     Costs relating to the demonstration and deployment of the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Centrifuge costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs include NRC licensing of the American Centrifuge Demonstration Facility in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility. Capitalized costs relating to the American Centrifuge technology include or will include NRC licensing, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the American Centrifuge Plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion, including NRC licensing, financing, and installation and operation of centrifuge machines and equipment. As of December 31, 2006 we had capitalized $63.3 million related to design, licensing, and permitting of American Centrifuge technology. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

     Income Taxes
     During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. To the extent that the final tax outcome of these matters is different than the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made. To the extent that the provision for income taxes increases/decreases by 1% of income from continuing operations, net income would have declined/improved by $1.7 million in 2006.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. USEC will adopt FIN 48 as of January 1, 2007, as required and report the impact of adoption in the first quarter of 2007. The cumulative effect of adopting FIN 48 will be recorded to retained earnings. On February 7, 2007, the FASB directed its staff to draft an amendment to FIN 48 to provide guidance as to when an uncertain tax position is ultimately settled with a taxing authority. The Internal Revenue Service (“IRS”) is examining USEC’s federal income tax returns for 1998 through 2003. With the exception of one issue, USEC has reached agreement with the IRS on all other matters. As a result, USEC anticipates that the audit will conclude and the statute of limitations will expire for 1998 through 2002 by March 31, 2007. Due to the pending FASB guidance, the status of the IRS audit, and the pending expiration of the statute of limitations, USEC is currently unable to estimate the cumulative effect to retained earnings of adopting FIN 48.

Results of Operations
     The following tables show for the years ended December 31, 2006, 2005 and 2004, certain items from the accompanying Consolidated Condensed Statements of Income detailed by reportable segments and in total.
     Segment Information
     We have two reportable segments measured and presented through the gross profit line of our income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants as well as nuclear energy solutions provided by NAC. Intersegment sales were less than $0.1 million in 2006 and 2005 and have been eliminated in consolidation. There were no intersegment sales in 2004. Segment information is discussed following this table (in millions):

		U.S. Government
	LEU Segment	Contracts Segment	Total
2006
Revenue	$1,654.1	$194.5	$1,848.6
Cost of sales	1,349.2	162.5	1,511.7

Gross profit	$304.9	$32.0	$336.9

2005
Revenue	$1,346.9	$212.4	$1,559.3
Cost of sales	1,148.4	181.4	1,329.8

Gross profit	$198.5	$31.0	$229.5

2004
Revenue	$1,251.3	$165.9	$1,417.2
Cost of sales	1,071.6	151.5	1,223.1

Gross profit	$179.7	$14.4	$194.1

Revenue
     Total revenue increased $289.3 million in 2006 compared to 2005 and $142.1 million in 2005 compared to 2004. Total LEU revenue increased $307.2 million in 2006 compared to 2005 and $95.6 million in 2005 compared to 2004 as shown in the table below (in millions, except percentage change):

			Total
	SWU Revenue	Uranium Revenue	LEU Revenue
2006	$1,337.4	$316.7	$1,654.1
2005	1,085.6	261.3	1,346.9

Increase from 2005 to 2006	$251.8	$55.4	$307.2
Percentage Change	23%	21%	23%

2005	$1,085.6	$261.3	$1,346.9
2004	1,027.3	224.0	1,251.3

Increase from 2004 to 2005	$58.3	$37.3	$95.6
Percentage Change	6%	17%	8%
     Revenue from sales of SWU increased $251.8 million in 2006 compared to 2005. In 2006, the volume of SWU sold increased 18% and the average price billed to customers increased 5%. The increase in volume reflects net increases in purchases by customers and the timing of utility customer refuelings. The increase in the average price reflects higher prices charged to customers under contracts signed in recent years, price increases from contractual provisions for inflation, and the mix of deliveries under newer versus older contracts.

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
     Revenue from sales of uranium increased $55.4 million in 2006 compared to 2005. The average price for uranium delivered increased 45% in 2006. The volume of uranium sold declined 17% reflecting a reduction in uranium inventories available for sale. Revenue from sales of uranium increased $37.3 million in 2005 compared to 2004. In 2005, the average price for uranium delivered increased 15% and the volume of uranium sold increased 1%. The increases in the average prices for uranium delivered in 2005 and 2006 reflect higher prices charged to customers under contracts signed in recent years.
     Revenue from our U.S. government contracts segment follows (in millions):

	Years Ended December 31,
	2006	2005	2004
Contract work at Portsmouth	$156.7	$167.5	$151.4
Contract work at Paducah	11.6	17.2	11.6
NAC (acquired November 2004)	26.2	27.7	2.9

U.S. government contracts segment revenue	$194.5	$212.4	$165.9

     Revenue from the U.S. government contracts segment declined $17.9 million (or 8%) in 2006 compared to 2005, primarily due to declines in DOE and other contract work at the Portsmouth and Paducah plants. Contract work to provide support services to DOE contractors at both plants was reduced in 2006 compared to 2005, and the removal of legacy equipment and refurbishment of the centrifuge process buildings at the Portsmouth plant was completed in August 2006. Revenue at the Portsmouth plant also decreased in 2006 compared to 2005 as a result of the final settlement of the project-to-date incentive fee earned on the cold standby contract in 2005 that was not replicated in 2006. These reductions in 2006 revenues compared to 2005 were partially offset by additional work associated with the remediation of out-of-specification uranium for DOE during the year.
     Revenue from the U.S. government contracts segment increased $46.5 million (or 28%) in 2005 compared to 2004, reflecting a full year of revenue from NAC, which we acquired in November 2004. Revenue at the Portsmouth plant increased primarily due to additional work associated with the remediation of out-of-specification uranium for DOE, refurbishing a portion of the centrifuge process buildings for DOE, and new work associated with the depleted uranium processing facilities being constructed by DOE at the site. Revenue at the Portsmouth plant also increased in 2005 as a result of the final settlement of the project-to-date incentive fee earned on the cold standby contract. The increase of contract work at the Paducah plant resulted primarily from cylinder reimbursements and new work related to the depleted uranium processing facilities being constructed by DOE at the site.

     Cost of Sales
     Cost of sales for SWU and uranium increased $200.8 million (or 17%) in 2006 and $76.8 million (or 7%) in 2005 compared to the corresponding prior periods, resulting primarily from increases in the volume of SWU sold of 18% in 2006 and 4% in 2005. Cost of sales per SWU was 2% higher in 2006 and 3% higher in 2005 reflecting increases in the monthly moving average inventory costs, as discussed below. Under the monthly moving average inventory cost method coupled with our inventories of SWU and uranium, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over current and future periods. The unit cost of sales per SWU during the fourth quarter was 3% higher than the corresponding period in 2005, reflecting a 49% increase in production costs per SWU due to higher power costs, a higher starting inventory cost and higher prices paid under the Russian Contract.
     Production costs increased $97.6 million (or 18%) in 2006 compared to 2005. Production levels increased 4% in 2006 and unit production costs increased 13%. The cost for electric power increased $98.0 million, reflecting an increase in the average cost per megawatt hour and an increase in megawatt hours purchased. The effect of higher power costs on the unit production cost was partially offset by decreases in labor and benefits costs resulting from the 2005 organizational restructuring and by the increase in production. The average cost per megawatt hour increased 25% in 2006, reflecting higher prices under the one-year pricing agreement with TVA that went into effect on June 1, 2006. The utilization of electric power, a measure of production efficiency, was about the same as in 2005. Direct labor and benefit costs of production declined $2.2 million in 2006 compared to 2005.
     Production costs increased $34.0 million (or 7%) in 2005 compared to 2004. Production levels decreased 1% in 2005 and unit production costs increased 7%. The cost for electric power increased $21.0 million. The average cost per megawatt hour increased 9% in 2005, reflecting increases in the cost of market-based power purchased above the fixed-price power included in the 2000 TVA power contract. The utilization of electric power, a measure of production efficiency, slightly increased in 2005 compared to 2004. Direct labor and benefit costs of production in 2005 were about the same as in 2004. Estimated costs for the future disposition of depleted uranium increased in 2005 due to a 10% increase in the estimated unit disposition cost and declines in transfers of depleted uranium to DOE under the DOE-USEC Agreement. USEC’s effective disposition costs were reduced for quantities of depleted uranium transferred to DOE under the agreement, and transfers under the agreement were completed in the quarter ended June 30, 2005.
     We purchase 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $7.9 million in 2006 compared to 2005, and increased $15.6 million in 2005 compared to 2004 due to increases in the market-based purchase cost per SWU. Purchase prices paid under the Russian Contract are set by a market-based pricing formula and have increased as market prices have increased in recent years.
     Cost of sales for the U.S. government contracts segment declined $18.9 million (or 10%) in 2006 compared to 2005, primarily due to declines in DOE and other contract work at the Portsmouth and Paducah plants as highlighted in the revenue discussion. Portsmouth and Paducah expenses were $15.3 million less in 2006 compared to 2005 and reflect reduced contract work as well as a reduction in field operations staffing implemented at the end of 2005. In addition, NAC reduced its overall cost of sales by $3.6 million from 2005 to 2006 reflecting cost reduction initiatives and staff reductions taken during the year.
     Cost of sales for the U.S. government contracts segment increased $29.9 million (or 20%) in 2005 compared to 2004. The increase primarily reflects costs related to NAC, which we acquired in November 2004. NAC’s cost of sales were $16.7 million greater on a consolidated basis with USEC in 2005, reflecting twelve months of activity, compared to the amount included in our consolidated operations in 2004 since acquisition date. Contract-related costs at the Portsmouth plant increased $8.8 million from 2004 to 2005 primarily due to additional work associated with the remediation of out-of-specification uranium for DOE, refurbishing a portion of the centrifuge process buildings for DOE, and new work associated with the depleted uranium processing facilities being constructed by DOE at the site. Contract-related costs at Paducah increased $4.5 million from 2004 to 2005 primarily from costs associated with cylinder reimbursements and new work related to the depleted uranium processing facilities being constructed by DOE at the site.

     Gross Profit
     Gross profit for the LEU segment increased $106.4 million (or 54%) in 2006 and $18.8 million (or 10%) in 2005 compared to corresponding prior periods. Our gross profit margin was approximately 18% in 2006 compared to 15% in 2005. Sales of uranium in 2006 and 2005 generated a higher gross profit margin than in prior years as a result of increases in prices of uranium over the last few years.
     Gross profit for the U.S. government contracts segment increased $1.0 million (or 3%) in 2006 compared to 2005. NAC contributed $2.0 million of the increased gross profit in 2006 compared to 2005 as cost reductions exceeded reduced revenues. Offsetting NAC’s increase were declines in DOE and other contract work at the Portsmouth and Paducah plants, as well as the lack of incentive fees and nonrecurring items that occurred in 2005. Offsetting some of these declines in 2006 were favorable increases in allowable benefit costs used to invoice government contracts.
     Gross profit for the U.S. government contracts segment increased $16.6 million (or 115%) in 2005 compared to 2004. Gross profit of NAC, which we acquired in November 2004, amounted to $9.2 million in 2005 as compared to $1.0 million included in USEC’s consolidated operations in 2004. Gross profit increased $7.5 million in 2005 as compared to 2004 for our Portsmouth operations, primarily related to the final settlement of project to date incentive fees earned on the cold standby contract. In addition, we resolved a number of outstanding issues and recovered past due billings to a DOE contractor, for which an allowance had previously been accrued, resulting in nonrecurring income of $2.3 million in 2005.
     Non-Segment Information
     The following table presents elements of the accompanying Consolidated Statements of Income that are not categorized by segment (amounts in millions):

	Years Ended December 31,
	2006	2005	2004
Gross profit	$336.9	$229.5	$194.1
Special charges (credits), net	3.9	7.3	—
Advanced technology costs	105.5	94.5	58.5
Selling, general and administrative	48.8	61.9	64.1
Other (income) expense, net	—	(1.0)	(1.7)

Operating income	178.7	66.8	73.2
Interest expense	14.5	40.0	40.5
Interest (income)	(6.2)	(10.5)	(3.9)

Income before income taxes	170.4	37.3	36.6
Provision for income taxes	64.2	15.0	13.1

Net income	$106.2	$22.3	$23.5

Special Charges (Credits), Net
     Special charges (credits), net, consisted of the following (in millions):

	Years Ended December 31,
	2006	2005	2004
Special charges (credits) for organizational restructuring, net	$1.3	$7.3	$—
Special charge for intangible asset impairment	2.6	—	—

Special charges (credits), net	$3.9	$7.3	$—

     In September 2005, we announced a restructuring of our organization. This included the implementation of an involuntary reduction of 38 employees in the headquarters operations located in Bethesda, Maryland, including the elimination of some senior positions and the realignment of responsibilities under a smaller senior management team. The restructuring was intended to place a priority on the demonstration and deployment of American Centrifuge, while maintaining reliable and efficient enrichment operations. The workforce reductions resulted in special charges for termination benefits of $4.5 million, of which $2.7 million was paid or utilized during 2005 and $1.8 million in 2006. Additionally, facility related charges of $1.5 million related to efforts undertaken to consolidate office space at the headquarters location were accrued during the first quarter of 2006 and utilized during the second quarter of 2006.
     In October 2005, USEC continued its restructuring efforts, announcing voluntary and involuntary staff reductions at its field organizations. This resulted in the reduction of 151 employees and special charges for termination benefits of $2.8 million consisting principally of severance benefits. Of these termination charges, $1.5 million was paid or utilized during 2005 and $1.1 million in the first quarter of 2006. Credits of $0.1 million were recorded in each of the third and fourth quarters of 2006 representing changes in estimate of costs for termination benefits.
     The impairment of an intangible asset established in 2004 relating to the acquisition of NAC resulted in a special charge of $2.6 million in the fourth quarter of 2006. The amount allocated to customer contracts and relationships from the NAC acquisition was $3.9 million. Of the total amount allocated to customer contracts and relationships, $3.4 million was related to the contracts and relationship with DOE related to the Nuclear Materials Management and Safeguards System (“NMMSS”). As of October 1, 2005, a three-year, $25 million contract extension to manage NMMSS for DOE became effective. The NMMSS portion of the intangible asset was determined based on the fair value of the three-year NMMSS contract extension along with expected renewals and was anticipated to be amortized over an expected life of 13 years. During the fourth quarter 2006, DOE verbally communicated to NAC that the NMMSS contract will be set aside for a small business after the contract expires in 2008. Additionally, DOE issued a solicitation on November 29, 2006 seeking qualified small businesses with an interest to bid. NAC is not considered a qualified small business as defined by DOE. As a result of this action by DOE, USEC has reviewed the potential impairment of the intangible asset created from the NAC acquisition and has determined that a special charge of $2.6 million be taken as a write-down to the intangible asset.
     Advanced Technology Costs
     Advanced technology costs increased $11.0 million (or 12%) in 2006 compared to 2005, reflecting increased demonstration costs for the American Centrifuge technology.

     Advanced technology costs increased $36.0 million (or 62%) in 2005 compared to 2004. Expenses increased primarily as a result of an increase in the number of employees and contractors working on American Centrifuge demonstration activities, increased spending to manufacture centrifuge components for the Lead Cascade, and costs to upgrade equipment at the American Centrifuge Demonstration Facility in Piketon, Ohio in preparation for the anticipated startup of centrifuge machines in the Lead Cascade.
     Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR™ storage system. NAC-related advanced technology costs are $2.1 million in 2006, $1.8 million in 2005 and $0.3 million in 2004.
     Selling, General and Administrative
     Selling, general, and administrative expenses declined $13.1 million (or 21%) in 2006 compared to 2005, reflecting reductions in salaries and employee benefit expenses from the organizational restructuring of headquarters that was announced in September 2005. Salaries and employee benefit expenses declined $4.7 million, consulting expenses declined $1.0 million and office lease expenses declined $1.0 million compared to the prior year. Expenses in 2005 include a charge of $7.6 million in connection with the settlement of the executive termination matters with USEC’s former president and chief executive officer.
     Selling, general, and administrative expenses declined $2.2 million (or 3%) in 2005 compared to 2004. Based on a focused effort by management to continue to reduce selling, general and administrative expenses, consulting expenses declined $5.1 million and compensation and employee benefit costs declined $5.0 million in 2005 compared to 2004, even with the addition of expenses related to NAC for the full year. The declines were offset by the settlement of the executive termination matters with USEC’s former president and chief executive officer. In connection with the settlement, and after taking into account amounts previously accrued, we recorded a charge of $7.6 million in the fourth quarter of 2005.
     Other (Income) Expense, Net
     In December 2005 and in December 2004, we received $1.0 million and $4.4 million, respectively, from U.S. Customs and Border Protection as a distribution of countervailing duties to injured domestic producers under the Continued Dumping and Subsidy Offset Act of 2000. The duties were paid to USEC as reimbursement of certain qualifying expenses we incurred following the issuance of countervailing duty orders in 2002 against LEU from Germany, the Netherlands, and the United Kingdom. Offsetting this other income in 2004 were acquired in-process research and development costs of $2.7 million which were, in accordance with generally accepted accounting principles, charged to expense in 2004 in connection with the acquisition of the outstanding common stock of NAC. The amount allocated to in-process research and development represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, relating to MAGNASTOR™.
     Operating Income
     Operating income increased $111.9 million (or 168%) in 2006 compared to 2005. The increase reflects higher gross profits principally in the LEU business segment, lower selling, general and administrative expenses, slightly offset by higher centrifuge demonstration costs.
     Operating income declined $6.4 million (or 9%) in 2005 compared to 2004. The decline in the comparative period reflects higher centrifuge demonstration costs and the special charges for organizational restructuring, offset by higher gross profits in both operating segments and lower selling, general and administrative expenses.

     Interest Expense and Interest Income
     Interest expense declined $25.5 million (or 64%) in 2006 compared to 2005. The decline resulted primarily from our repayment of $288.8 million of our 6.625% senior notes on the scheduled maturity date in January 2006, and an increase of $2.4 million in capitalized interest related to American Centrifuge. Interest expense declined $0.5 million (or 1%) in 2005 compared to 2004. The decline resulted primarily from the repurchase in December 2004 of $25.0 million of the 6.625% senior notes due January 20, 2006. The interest expense reduction was offset by additional interest expense accrued on federal tax matters related to an Internal Revenue Service audit that is in process for the years through 2003.
     Interest income declined $4.3 million (or 41%) in 2006 compared to 2005 due to reduced cash and investment balances following the senior note repayment and interest income earned in 2005 on inventory balances maintained at nuclear fuel fabricators. Interest income increased $6.6 million (or 169%) in 2005 compared to 2004, due to a higher average balance of invested cash, cash equivalents and short-term investments, and a higher average rate of return.
     Provision for Income Taxes
     The provision for income taxes in 2006 was $64.2 million with an overall effective income tax rate of 38%. Differences between the effective tax rate in 2006 as compared to the statutory federal and state income tax rate include the effects of state deferred tax asset reductions offset by research and other tax credits.
     The provision for income taxes in 2005 was $15.0 million with an overall effective income tax rate of 40%. We recorded negative effects on deferred tax assets from reductions in the Kentucky and Ohio tax rates in 2005. Excluding the effects of the Kentucky and Ohio deferred tax asset reduction, our effective tax rate would have been 30% in 2005. The most significant items in the remaining difference in the effective rates between 2006 and 2005 reflect accruals of a nontaxable Medicare subsidy, research and other tax credits, and other nondeductible expenses.
     The provision for income taxes of $13.1 million in 2004 reflects an effective income tax rate of 36%. Differences between the effective tax rate of 36% in 2004 and the statutory federal income tax rate of 35% include research and other tax credits, an accrual of a nontaxable Medicare subsidy, nondeductible acquired in-process research and development expense, and other nondeductible expenses.
     Net Income
     Net income increased $83.9 million (or $.96 per share) in 2006 compared to 2005. The improvement primarily reflects higher gross profits in the LEU business segment and decreases in interest expense as well as lower selling, general and administrative expenses, slightly offset by higher centrifuge demonstration costs.
     Net income decreased $1.2 million (or $.02 per share) in 2005 compared to 2004. The decrease in net income primarily reflects higher centrifuge demonstration costs, special charges for organizational restructuring, and higher provision for income taxes, partly offset by higher gross profit from both operating segments and lower selling, general and administrative expenses.

2007 Outlook
     Revenue in 2007 is expected to be approximately $1.86 billion, with $1.54 billion coming from the sale of SWU. We expect the volume of SWU sold to increase by approximately 10 percent over 2006 and the average price billed to customers will increase by 4 to 5 percent. Uranium is expected to generate approximately $135 million in revenue as the volume of uranium delivered declines by about half compared to 2006. Uranium and SWU revenues include previously deferred revenue that is expected to be recognized during the year as deliveries of low enriched uranium are made to customers. Revenue from U.S. government contracts and other is expected to total about $185 million, down slightly from 2006.
     USEC’s guidance reflects an increase of more than 50 percent in power costs since June 1, 2006, under a one-year agreement with the Tennessee Valley Authority. USEC uses the average monthly inventory methodology, which delayed the impact of these higher power costs on the cost of sales in 2006 but will significantly affect 2007 results. The price USEC will pay Russia for low enriched uranium purchased under the Megatons to Megawatts program, which represents about half of our supply, is expected to increase by approximately 5 percent. Our production costs and the price we pay Russia for low enriched uranium are both increasing faster than our average price billed to customers. We expect our gross profit margin to decline over the next several years, with the gross profit margin in 2007 expected to be roughly 9 to 10 percent.
     Total spending on the American Centrifuge project in 2007 is expected to be approximately $340 million, initially split between $130 million in expense, $190 million in capital expenditures and the remainder in prepayments for specialty materials and new manufacturing facilities. The allocation of spending between expense and capital expenditures will ultimately be dependent on our ability to move the project from a demonstration phase to a commercial plant phase in which significant expenditures will be capitalized.
     The higher volume of SWU sold and a higher expected SWU price billed to customers is expected to be more than offset by higher unit cost of goods sold, lower volume of uranium sales and higher expenses related to the American Centrifuge demonstration. USEC expects expenses for selling, general and administrative (SG&A) to be approximately $53 million and interest expense to be $10 million. USEC expects a net loss for 2007 in a range of $10 to $20 million. Due to the anticipated net loss for 2007 and recent changes in state tax laws, we expect our 2007 effective tax rate to be in the range of 15 to 20 percent. We expect to report losses in the second and third quarters.
     The earnings guidance provided by USEC is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect net income are:
•	The outcome of ongoing negotiations with TVA regarding the price of electricity provided to USEC after June 1, 2007;

•	The timing of recognition of previously deferred revenue;

•	The timing of the decision to begin capitalizing most spending related to the American Centrifuge. Any further delays could result in more spending allocated as expense, which would have a direct negative impact on net income;

•	Movement and timing of customer orders; and

•	Additional uranium sales related to underfeeding the production process at Paducah.

     Cash flow from operations in 2007 is expected to be negative $65 to $75 million, a reduction of approximately $350 million from 2006. The reduction in cash flow from operations is expected to be a result of lower customer collections due to the timing of orders delivered in the fourth quarter and revenue recognition of deferred sales where the cash was previously collected. Other factors include higher disbursements for electric power, higher spending on the American Centrifuge and higher disbursements to Russia under the Megatons to Megawatts program. USEC expects to end the year with short-term debt under the bank credit facility and a small cash balance.
Liquidity and Capital Resources
     Overall, we have generated positive cash flows from operating activities ranging from $52.6 million to $278.1 million over the past three years. We provide for additional liquidity through our cash balances, working capital and access to our bank credit facility. In January 2006, we repaid the remaining balance of the 6.625% senior notes amount of $288.8 million on the scheduled maturity date. This payment was accomplished through a combination of the use of cash on hand and utilization of the bank credit facility. During 2005 and 2004, we repurchased $36.2 million and $25.0 million, respectively, of the 6.625% senior notes.
     We have been funding the American Centrifuge project through internally generated cash since 2002 when we signed the DOE-USEC Agreement and entered into a Cooperative Research and Development Agreement. We expect to have sufficient cash or access to cash through our bank credit facility to fund project activities in 2007, including building and evaluating the Lead Cascade. We expect to spend approximately $340 million in 2007 on the American Centrifuge project. The rate of planned investment will increase substantially after 2007 under our new deployment schedule, with spending in 2008 currently projected to be about double the level of 2007.
     During the past four years, we have spent $371 million from internally generated cash to develop and demonstrate the American Centrifuge technology. To fund the balance of the American Centrifuge project, our plan has been to use internally generated cash flow together with funds raised through equity and debt offerings. Given the declining level of cash generated by our existing operations due primarily to increases in electric power costs, the increase in cost to complete the American Centrifuge project and the current level of perceived risk in the project, we will need some form of investment or other participation by a third party and/or the U.S. government to raise the capital required in 2008 and beyond to complete the project on our deployment schedule. We have been exploring such investment or other participation with companies that might have a strategic interest in the nuclear fuel business and with the U.S. government, which we believe has an interest in the deployment of U.S.-owned centrifuge technology. We have also been exploring ways in which our customers and American Centrifuge project participants and vendors could help support the financing of the project. In addition, we continue to pursue operational initiatives to improve our financial position and increase the probability of a successful financing of the project.
     The change in cash and cash equivalents from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Years Ended December 31,
	2006	2005	2004
Net Cash Provided by Operating Activities	$278.1	$188.9	$52.6
Net Cash (Used in) Investing Activities	(79.6)	(26.3)	(34.3)
Net Cash (Used in) Financing Activities	(286.2)	(78.3)	(57.6)

Net Increase (Decrease) in Cash and Cash Equivalents	$(87.7)	$84.3	$(39.3)

     Operating Activities
     During 2006, we generated net cash flow from operating activities of $278.1 million. Results of operations contributed $106.2 million to cash flow as well as $36.7 million in non-cash adjustments for depreciation and amortization. A reduction in net inventory balances of $176.1 million period to period also contributed to cash flow, as we sold from existing inventories as well as from current production. Reductions in accounts payable and other liabilities reduced cash flow from operations by $82.1 million during the period, principally from tax payments, prepayment modifications under the amended TVA contract, and payments to our former president and chief executive officer in settlement of his claims. The timing of other balance sheet items, principally the timing of accounts receivable collections, also contributed to the increase in cash flow.
     During 2005, we generated net cash flow from operating activities of $188.9 million. Results of operations contributed $22.3 million of cash flow as well as $35.0 million in non-cash adjustments for depreciation and amortization. Cash flow in 2005 had benefited from a net inventory reduction or liquidation of $76.3 million and an increase in the amount owed from timing of purchases of SWU under the Russian Contract of $21.9 million. In addition, $42.0 million of deferred profits relating to LEU and uranium that were sold but not shipped during the year increased cash flow. These increases in cash flow were slightly offset by the timing of other balance sheet items.
     During 2004, we generated net cash flow from operating activities of $52.6 million principally from our results of operations with adjustments to reconcile net income to net cash provided by operating activities for items such as depreciation, amortization, and the timing of deferred tax benefits. Short-term investments declined $35.0 million and were converted to cash in 2004. Cash flow in 2004 was reduced by increased payments of $29.6 million from timing of purchases of SWU under the Russian Contract, $17.0 million from the build up of inventories, and $12.1 million of deferred profits related to previously sold LEU and uranium that were shipped and recognized into income. Included in the other items above and reducing cash provided by operating activities was a payment of a previously accrued obligation of $33.2 million resulting from the settlement of termination obligations under the OVEC power purchase agreement. The remaining increase to cash flow from operations was primarily due to the timing of both accounts receivable collections and accounts payable payments.
     Investing Activities
     Capital expenditures include capitalized costs associated with the American Centrifuge Plant as well as ongoing gaseous diffusion plant upgrades and enhancements. Capital expenditures amounted to $44.8 million in 2006, $26.3 million in 2005, and $20.2 million in 2004. Cash flows used in investing activities also include the additional interest-earning cash deposits of $34.8 million made during 2006. These cash deposits are collateral for surety bonds placed during the year for financial assurance relating primarily to the future disposition of depleted uranium generated in our enrichment process and American Centrifuge decontamination and decommissioning. Net cash used in investing activities in 2004 also included funding related to our acquisition of NAC in November 2004.
     Financing Activities
     The issuance of common stock, primarily from the exercise of stock options, and related tax benefit provided cash flow from financing activities of $2.5 million in 2006, $8.8 million in 2005, and $14.3 million in 2004. There were 87.1 million shares of common stock outstanding at December 31, 2006, compared with 86.6 million at December 31, 2005, an increase of 0.5 million shares (or 1%) and 85.1 million at December 31, 2004, or an increase from 2004 to 2005 of 1.5 million shares (or 2%).

     In February 2006, the Board of Directors voted to discontinue paying a common stock dividend in order to redirect those funds to reduce the level of external financing needed for construction of the American Centrifuge Plant. Dividends paid to stockholders amounted to $47.3 million in 2005 and $46.3 million in 2004 (or a quarterly rate of $0.1375 per share).
     During 2005 and 2004, we repurchased $36.2 million and $25.0 million, respectively, of the 6.625% senior notes, due January 20, 2006, excluding premiums.
     We repaid the remaining principal balance of our 6.625% senior notes of $288.8 million on the scheduled maturity date of January 20, 2006, using cash on hand and borrowing under our bank credit facility of approximately $78.5 million. We repaid the $78.5 million borrowing with funds from operations by the end of January 2006. During 2006, aggregate borrowings and repayments amounted to $133.8 million, and the peak amount borrowed was the $78.5 million used to repay the senior notes described above. There were no short-term borrowings under the revolving credit facility at December 31, 2006 or at December 31, 2005. As described in Capital Structure and Financial Resources below, the bank credit facility was amended in October 2006. Financing costs of $0.3 million related to the amendment are deferred and amortized over the life of the facility.
     Working Capital

	December 31,
	2006	2005
	(millions)
Cash and cash equivalents	$171.4	$259.1
Accounts receivable- trade	215.9	256.7
Inventories	900.0	974.3
Current portion of long-term debt	—	(288.8)
Other current assets and liabilities, net	(303.3)	(338.6)

Working capital	$984.0	$862.7

     Inventories included in current assets decreased $74.3 million (or 8%) at December 31, 2006, compared with December 31, 2005 reflecting lower expected SWU delivery requirements in the first half of 2007 compared to corresponding period in 2006. Uranium inventories reflect higher unit costs and reduced quantities available for sale.
     There were no short-term borrowings at December 31, 2006 or 2005. At December 31, 2005, current portion of long-term debt consisted of the remaining balance of $288.8 million of 6.625% senior notes due January 20, 2006, which were paid in full at maturity.
     Capital Structure and Financial Resources
     At December 31, 2006, our long-term debt consisted of $150.0 million of 6.750% senior notes due January 20, 2009. The senior notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. We repaid the remaining balance of our 6.625% senior notes of $288.8 million on the scheduled maturity date of January 20, 2006. The total debt-to-capitalization ratio was 13% at December 31, 2006 and 33% at December 31, 2005.
     In August 2005, we entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and our subsidiaries. The credit facility is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Borrowings under the facility are subject to limitations based on established percentages of eligible accounts receivable and inventory. Financing costs of $3.5 million related to the facility are deferred and amortized over the five-year life.

     Utilization of the revolving credit facility at December 31, 2006 and December 31, 2005 follows:

	December 31,
	2006	2005
	(millions)
Short-term borrowings	$—	$—
Letters of credit	35.8	25.0
Available credit	346.2	375.0
     Effective July 20, 2006, available credit (“availability”) under the credit facility was reduced by $150.0 million because of a reserve referred to in the agreement as the “senior note reserve” tied to the aggregate amount of proceeds received by us from any future debt or equity offerings. Effective October 16, 2006, the credit agreement was amended to modify the treatment of this reserve. Following the amendment, the senior note reserve is now treated as a reduction to our qualifying assets (such as eligible inventory and accounts receivable) that establish the borrowing base, rather than directly reducing availability. This means that the senior note reserve now reduces availability under the credit facility only at such time and to the extent that we do not have sufficient qualifying assets available to cover the reserve and our other reserves. Our other reserves against our qualifying assets currently consist primarily of a reserve for future obligations to DOE with respect to the turnover of the gaseous diffusion plants to them at the end of the term of the lease of these facilities.
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of December 31, 2006, we were in compliance with all of the covenants.

     In September 2006, Moody’s announced the implementation of a new rating methodology for its North American Metals & Mining sector and, as a result, lowered its credit ratings on USEC’s senior notes ($150.0 million) to B3 from B2. On February 15, 2007, Moody’s changed USEC’s outlook from “stable” to “rating under review” and placed USEC’s corporate family rating of B1 and senior unsecured debt rating of B3 under review for possible downgrade. Our current credit ratings are as follows:

	Standard & Poor’s	Moody’s
Corporate credit/family rating	B-	B1
Senior unsecured debt	CCC	B3
Outlook	Negative	Rating Under Review
     We do not have any debt obligations that are accelerated or in which interest rates increase in the event of a credit rating downgrade, although reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future.
Contractual Commitments
     USEC had contractual commitments at December 31, 2006, estimated as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Financing (1):
Debt	$—	$—	$150.0	$—	$—	$—	$150.0
Interest on debt	10.1	10.1	5.1	—	—	—	25.3

	10.1	10.1	155.1	—	—	—	175.3

Production and Related Activities:
Power purchase commitments for the Paducah plant (2)	187.8	—	—	—	—	—	187.8
Purchase commitments (3)	29.7	—	—	—	—	—	29.7
Expected payments on operating leases	9.1	7.4	6.6	5.7	5.1	67.8	101.7
Other long-term liabilities (4)	15.1	15.1	5.0	6.8	39.5	218.8	300.3

	241.7	22.5	11.6	12.5	44.6	286.6	619.5

Purchase of SWU and Uranium for Resale (5)	536.3	586.2	626.0	681.4	703.6	1,402.6	4,536.1

	$788.1	$618.8	$792.7	$693.9	$748.2	$1,689.2	$5,330.9

(1)	The 6.750% senior notes amounting to $150.0 million are due January 20, 2009.

(2)	We purchase electric power for the Paducah plant under a power purchase agreement with TVA. Capacity and prices are fixed through May 2007. We expect to contract for electric power for the period subsequent to May 2007.

(3)	Purchase commitments are enforceable and legally binding and consist of purchase orders or contracts issued to vendors and suppliers to procure materials and services.

(4)	Other long-term liabilities reported on the balance sheet include pension benefit obligations and postretirement health and life benefit obligations amounting to $148.9 million, accrued depleted uranium disposition costs of $71.5 million, and the long-term portion of accrued lease turnover costs of $53.6 million.

(5)	Commitments to purchase SWU and uranium for resale include commitments to purchase SWU under the Russian Contract and to purchase uranium from suppliers. We have agreed to purchase 5.5 million SWU each year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of any short-term price swings. Actual amounts will vary based on changes in the price points.

     Potential Impacts to Liquidity – Financial Assurance Requirements
     The NRC requires that we guarantee the disposition of our depleted uranium and stored wastes with financial assurance. The financial assurance requirement for depleted uranium and stored wastes is based on the quantity of depleted uranium and waste at the end of the year plus expected depleted uranium generated over the coming year. The financial assurance requirements for 2007, principally the amount associated with disposition of depleted uranium, total $154.7 million, or $63.3 million greater than 2006. The increase reflects an increase in the quantity of depleted uranium as well as an increase in the unit disposition cost. The unit disposition cost for purposes of the financial assurance requirement includes additional contingencies and other potential costs to meet NRC requirements. The financial assurance requirements for 2007 are covered by a combination of a $24.1 million letter of credit and $130.6 million under two surety bonds. The amount of financial assurance needed in the future could increase by an estimated $30 to $40 million per year depending on production volumes and the estimated unit disposition cost.
     The liability for the disposition of depleted uranium generated to date, included in long-term liabilities, increased $24.5 million to $71.5 million at December 31, 2006, compared with December 31, 2005. The increase reflects depleted uranium generated in 2006 and an increase in the estimated unit disposition cost earlier in the year. Our estimated cost and accrued liability, as well as financial assurance we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
     Effective in 2006, financial assurance is also required for the ultimate decontamination and decommissioning (“D&D”) of the American Centrifuge facilities. At the conclusion of the 36-year lease period, assuming no further extensions, we must return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear). We are required to maintain financial assurance for DOE in an amount equal to a current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required by the NRC for decommissioning. A surety bond in the amount of $8.8 million was provided to the NRC in 2006 for the D&D requirement under the license for the American Centrifuge facility. We anticipate approximately $8 million of additional financial assurance needed in 2007, to be provided to DOE, related to the on-going construction activities. The financial assurance increase will be needed commensurate with the timing of the NRC license. At this time, it is unclear whether the financial assurance will be provided as a letter of credit or surety bond and the extent that cash collateral will be required to be deposited.
     The surety bonds, for both the disposition of depleted uranium and D&D, are collateralized by interest earning cash deposits included in other long-term assets at December 31, 2006.

     A summary of financial assurances, related liabilities and cash collateral as of December 31, 2006 and 2005 follows (in millions):

	December 31,
	2006	2005
Depleted Uranium:
Long-term liability for depleted uranium disposition	$71.5	$47.0

Financial assurance primarily for depleted uranium:
Letters of credit	$24.1	$24.1
Surety bonds	130.6	67.3

Total financial assurance for depleted uranium	$154.7	$91.4

Decontamination and decommissioning (“D&D”) of American Centrifuge:
Long-term liability for asset retirement obligation	$8.8	$—

Financial assurance related to D&D:
Letters of credit	$—	$—
Surety bonds	8.8	—

Total financial assurance related to D&D	$8.8	$—

Other financial assurance:
Letters of credit	$11.7	$0.9
Surety bonds	3.6	2.3

Total other financial assurance	$15.3	$3.2

Total financial assurance:
Letters of credit	$35.8	$25.0
Surety bonds	143.0	69.6

Total financial assurance	$178.8	$94.6

Cash collateral deposit for surety bonds	$60.8	$24.6

     Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the facilities as discussed above, there were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2006 or 2005.
Environmental Matters
     In addition to estimated costs for the future disposition of depleted uranium, we incur costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Environmental liabilities associated with plant operations prior to July 28, 1998, are the responsibility of the U.S. government, except for liabilities relating to certain identified wastes generated by us and stored at the plants. DOE remains responsible for decontamination and decommissioning of the gaseous diffusion plants. Operating costs for environmental compliance, including estimated costs relating to the future disposition of depleted uranium, amounted to $32.2 million in 2006, $32.3 million in 2005, and $19.5 million in 2004.

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
New Accounting Standards Not Yet Implemented
     Reference is made to note 1 of the notes to the consolidated financial statements for information on new accounting standards not yet implemented.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     At December 31, 2006, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has long-term debt consisting of $150.0 million in 6.750% senior notes scheduled to mature January 20, 2009. At December 31, 2006, the fair value of the senior notes is $148.3 million and the balance sheet carrying amount is $150.0 million. The fair value is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. USEC has not entered into financial instruments for trading purposes.
     Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:
•	commodity price risk for electric power requirements for the Paducah plant (refer to “Overview – Cost of Sales” and “Results of Operations – Cost of Sales”),

•	commodity price risk for raw materials needed for construction of the American Centrifuge Plant, that could affect the overall cost of the project (refer to “Overview – Our View of the Business Today”), and

•	interest rate risk relating to any outstanding borrowings at variable interest rates under the $400.0 million revolving credit agreement (refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources”).
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
     Management assessed the effectiveness of USEC’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of USEC’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
     There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Certain information regarding executive officers is included in Part I of this annual report. Additional information concerning directors and executive officers is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 26, 2007.
Item 11. Executive Compensation
     Information concerning management compensation is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 26, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 26, 2007.
Item 13. Certain Relationships and Related Transactions
     Information concerning certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 26, 2007.
Item 14. Principal Accountant Fees and Services
     Information concerning principal accountant fees and services is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 26, 2007.

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

USEC Inc.

February 27, 2007	/s/ John K. Welch

John K. Welch
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John K. Welch John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2007

/s/ John C. Barpoulis John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2007

/s/ J. Tracy Mey J. Tracy Mey	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2007

/s/ James R. Mellor James R. Mellor	Chairman of the Board	February 27, 2007

/s/ Michael H. Armacost Michael H. Armacost	Director	February 27, 2007

/s/ Joyce F. Brown Joyce F. Brown	Director	February 27, 2007

/s/ Joseph T. Doyle Joseph T. Doyle	Director	February 27, 2007

/s/ John R. Hall John R. Hall	Director	February 27, 2007

/s/ W. Henson Moore W. Henson Moore	Director	February 27, 2007

/s/ Joseph F. Paquette, Jr. Joseph F. Paquette, Jr.	Director	February 27, 2007

/s/ James D. Woods James D. Woods	Director	February 27, 2007

USEC Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of USEC Inc.:
We have completed integrated audits of USEC Inc’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15a(1) present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for stock based compensation as of January 1, 2006.
As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
McLean, Virginia
February 23, 2007

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$171.4	$259.1
Restricted short-term investments	—	17.8
Accounts receivable – trade	215.9	256.7
Inventories:
Separative work units	701.7	790.3
Uranium	189.1	171.3
Materials and supplies	9.2	12.7

Total Inventories	900.0	974.3
Deferred income taxes	24.0	39.1
Other current assets	97.8	68.7

Total Current Assets	1,409.1	1,615.7
Property, Plant and Equipment, net	189.9	171.2
Other Long-Term Assets
Deferred income taxes	156.2	100.6
Deposit for surety bonds	60.8	24.6
Pension asset	13.8	86.2
Inventories	24.2	71.4
Goodwill	6.8	7.5
Intangibles	0.6	3.6

Total Other Long-Term Assets	262.4	293.9

Total Assets	$1,861.4	$2,080.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$288.8
Accounts payable and accrued liabilities	129.1	217.4
Payables under Russian Contract	105.3	111.6
Uranium owed to customers and suppliers	56.9	2.3
Deferred revenue and advances from customers	133.8	132.9

Total Current Liabilities	425.1	753.0
Long-Term Debt	150.0	150.0
Other Long-Term Liabilities
Depleted uranium disposition	71.5	47.0
Postretirement health and life benefit obligations	128.7	153.9
Pension benefit liabilities	20.2	—
Other liabilities	79.9	69.3

Total Other Long-Term Liabilities	300.3	270.2
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 250,000,000 shares authorized, 100,320,000 shares issued	10.0	10.0
Excess of capital over par value	970.6	970.6
Retained earnings	137.5	31.3
Treasury stock, 13,178,000 and 13,749,000 shares	(95.5)	(99.5)
Deferred compensation	—	(2.7)
Accumulated other comprehensive loss, net of tax	(36.6)	(2.1)

Total Stockholders’ Equity	986.0	907.6

Total Liabilities and Stockholders’ Equity	$1,861.4	$2,080.8

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Separative work units	$1,337.4	$1,085.6	$1,027.3
Uranium	316.7	261.3	224.0
U.S. government contracts and other	194.5	212.4	165.9

Total revenue	1,848.6	1,559.3	1,417.2

Cost of sales:
Separative work units and uranium	1,349.2	1,148.4	1,071.6
U.S. government contracts and other	162.5	181.4	151.5

Total cost of sales	1,511.7	1,329.8	1,223.1

Gross profit	336.9	229.5	194.1
Special charges (credits), net	3.9	7.3	—
Advanced technology costs	105.5	94.5	58.5
Selling, general and administrative	48.8	61.9	64.1
Other (income) expense, net	—	(1.0)	(1.7)

Operating income	178.7	66.8	73.2
Interest expense	14.5	40.0	40.5
Interest (income)	(6.2)	(10.5)	(3.9)

Income before income taxes	170.4	37.3	36.6
Provision for income taxes	64.2	15.0	13.1

Net income	$106.2	$22.3	$23.5

Net income per share – basic and diluted	$1.22	$.26	$.28
Dividends per share	$—	$.55	$.55
Weighted average number of shares outstanding:
Basic	86.6	86.1	84.1
Diluted	86.8	86.6	84.8
See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net income	$106.2	$22.3	$23.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36.7	35.0	31.8
Deferred income taxes	(13.4)	(43.2)	2.6
Impairment of intangible asset	2.6	—	—
Changes in operating assets and liabilities:
Short-term investments – decrease	—	—	35.0
Accounts receivable – (increase) decrease	40.8	(18.2)	16.0
Inventories – net (increase) decrease	176.1	76.3	(17.0)
Payables under Russian Contract – increase (decrease)	(6.3)	21.9	(29.6)
Payment of termination settlement obligation under power purchase agreement	—	—	(33.2)
Deferred revenue, net of deferred costs – increase (decrease)	(3.7)	42.0	(12.1)
Accrued depleted uranium disposition	24.5	19.8	(3.8)
Accounts payable and other liabilities – increase (decrease).	(82.1)	26.2	36.9
Other, net	(3.3)	6.8	2.5

Net Cash Provided by Operating Activities	278.1	188.9	52.6

Cash Flows Used in Investing Activities
Capital expenditures	(44.8)	(26.3)	(20.2)
Deposits for surety bonds	(34.8)	—	—
Investment in NAC Holding Inc., net of cash acquired	—	—	(8.1)
Deposit relating to acquisition of NAC Holding Inc.	—	—	(6.0)

Net Cash (Used in) Investing Activities	(79.6)	(26.3)	(34.3)

Cash Flows Used in Financing Activities
Borrowings under credit facility	133.8	4.7	116.2
Repayments under credit facility	(133.8)	(4.7)	(116.2)
Dividends paid to stockholders	—	(47.3)	(46.3)
Repayment and repurchases of senior notes, including premiums	(288.8)	(36.3)	(25.6)
Excess tax benefit related to stock-based compensation	0.4	—	—
Payments made for deferred financing costs	(0.3)	(3.5)	—
Common stock issued	2.5	8.8	14.3

Net Cash (Used in) Financing Activities	(286.2)	(78.3)	(57.6)

Net Increase (Decrease)	(87.7)	84.3	(39.3)
Cash and Cash Equivalents at Beginning of Period	259.1	174.8	214.1

Cash and Cash Equivalents at End of Period	$171.4	$259.1	$174.8

Supplemental Cash Flow Information
Interest paid	$19.3	$32.6	$35.2
Income taxes paid	107.3	38.7	3.6
See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

	Common					Accumulated
	Stock,	Excess of				Other
	Par Value	Capital			Deferred	Compre-	Total	Compre-
	$.10 per	over	Retained	Treasury	Comp-	hensive	Stockholders’	hensive
	Share	Par Value	Earnings	Stock	ensation	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2003	$10.0	$1,009.0	$32.8	$(127.7)	$(0.5)	$—	$923.6	$—
Exercise of stock options	—	0.5	—	12.5	—	—	13.0	—
Restricted and other stock issued, net of amortization	—	0.7	—	6.0	(1.1)	—	5.6	—
Dividends paid to stockholders	—	(46.3)	—	—	—	—	(46.3)	—
Comprehensive income:
Minimum pension liability, net of income tax benefit of $0.4 million	—	—	—	—	—	(0.7)	(0.7)	(0.7)
Net income	—	—	23.5	—	—	—	23.5	23.5

Balance at December 31, 2004	10.0	963.9	56.3	(109.2)	(1.6)	(0.7)	918.7	$22.8

Common stock issued:
Exercise of stock options	—	0.3	—	5.1	—	—	5.4	—
Restricted and other stock issued, net of amortization	—	6.4	—	4.6	(1.1)	—	9.9	—
Dividends paid to stockholders	—	—	(47.3)	—	—	—	(47.3)	—
Comprehensive income:
Minimum pension liability, net of income tax benefit of $0.9 million	—	—	—	—	—	(1.4)	(1.4)	(1.4)
Net income	—	—	22.3	—	—	—	22.3	22.3

Balance at December 31, 2005	10.0	970.6	31.3	(99.5)	(2.7)	(2.1)	907.6	$20.9

Common stock issued:
Exercise of stock options	—	—	—	2.1	—	—	2.1	—
Restricted and other stock issued, net of amortization	—	2.7	—	1.9	—	—	4.6	—
Eliminate deferred compensation under SFAS No. 123(R)	—	(2.7)	—	—	2.7	—	—	—
Reduction in minimum pension liability, net of income tax of $0.5 million	—	—	—	—	—	1.1	1.1	1.1
Recognition of funding status of retirement plans under SFAS No. 158, net of tax	—	—	—	—	—	(35.6)	(35.6)	—
Net income	—	—	106.2	—	—	—	106.2	106.2

Balance at December 31, 2006	$10.0	$970.6	$137.5	$(95.5)	$—	$(36.6)	$986.0	$107.3

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
Consolidation
     The consolidated financial statements include the accounts of USEC Inc., its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries including NAC International Inc. (“NAC”), acquired in November 2004. All material intercompany transactions are eliminated. Certain amounts in the consolidated financial statements have been reclassified to conform with the current presentation.
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
     Certain customers make advance payments to be applied against future orders or deliveries. Advances from customers are reported as deferred revenue, and revenue is recognized as LEU is delivered. Under SWU barter contracts, USEC exchanges SWU for electric power or uranium. Revenue from the sale of SWU under barter contracts is recognized at the time LEU is delivered and is based on the fair market value of the electric power or uranium received in exchange for SWU. Revenue from SWU barter contracts amounted to $12.5 million in 2006 and $11.9 million in 2005. There were no barter sales in 2004.
     USEC performs contract work at the Portsmouth and Paducah plants and through NAC. Contract work is primarily for the U.S. Department of Energy (“DOE”) and DOE contractors. U.S. government contract revenue includes billings for fees and reimbursements for allowable costs that are determined in accordance with the terms of the underlying contracts. USEC records revenue as work is performed and as fees are earned. Amounts representing contract change orders or revised provisional billing rates are accrued and included in revenue when they can be reliably estimated and realization is probable. Revenues determined based on allowable costs include pension and other allocated costs that are determined in accordance with government cost accounting standards, whereas costs and expenses reflected in the financial statements are determined in accordance with generally accepted accounting principles. The final settlement of the allowable costs submitted for reimbursement is subject to audit by the Defense Contract Audit Agency (“DCAA”). The government auditors (DCAA) are in the process of reviewing the final settlement of allowable costs proposed by USEC for the twelve months ended June 2002, the six months ended December 2002, and the twelve months ended December 2003. Revenue relevant to the reimbursement of allowable costs for subsequent years is also subject to the results of DCAA audits and reviews.
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

     Capitalized costs relating to the American Centrifuge technology include or will include NRC licensing, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the American Centrifuge commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. Cumulative capitalized costs include interest of $4.0 million at December 31, 2006, $0.9 million at December 31, 2005, and $0.2 million at December 31, 2004. The continued capitalization of such costs is subject to ongoing review and successful project completion, including NRC licensing, financing, and installation and operation of centrifuge machines and equipment. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense. USEC’s ability to move from a demonstration phase to a commercial plant phase in which significant expenditures will be capitalized will be based on when the technology is determined to have a high probability of commercial success and meets company targets of physical control and technical achievement.
     In 2002, USEC and DOE signed an agreement (“DOE-USEC Agreement”) in which both USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. Discussion of USEC’s commitments related to American Centrifuge project milestones under the DOE-USEC Agreement is provided in note 11.
Property, Plant and Equipment
     Construction work in progress is recorded at acquisition or construction cost. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commences.
     USEC leases the Paducah gaseous diffusion plant located in Paducah, Kentucky and the Portsmouth gaseous diffusion plant located in Piketon, Ohio from DOE. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which is estimated to be 2010 for the Paducah plant, commensurate with the existing lease agreement. At the end of the lease, ownership of plant and equipment that USEC leaves at the gaseous diffusion plants transfers to DOE, and responsibility for decontamination and decommissioning of the gaseous diffusion plants remains with DOE. Property, plant and equipment assets related to the gaseous diffusion plants at December 31, 2006 are not subject to an asset retirement obligation. Maintenance and repair costs are charged to production costs as incurred.
     USEC leases facilities in Piketon, Ohio from DOE for the American Centrifuge. USEC owns all capital improvements and, unless otherwise consented to by DOE, must remove them at lease turnover. At the conclusion of the 36-year lease period, assuming no further extensions, USEC is required to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). USEC is required to provide financial assurance in an amount equal to a current estimate of costs to comply with lease turnover requirements. The accounting for asset retirement obligations requires that the present value of retirement costs that USEC has a legal obligation to pay, be recorded as a liability with an equivalent amount added to the asset cost as construction takes place. Upon commencement of commercial operations, the asset cost will be depreciated over the appropriate period. As of December 31, 2006, USEC has provided $8.8 million of financial assurance in accordance with our decommissioning funding plan, through a surety bond, related to American Centrifuge decommissioning. This amount of asset retirement obligation is recorded in construction work in progress and as part of other long-term liabilities.

     A summary of changes in property, plant and equipment follows (in millions):

		Capital	Transfers,		Capital	Transfers
	December 31,	Expenditures	Retirements, and	December 31,	Expenditures	and	December 31,
	2003	(Depreciation)	Other	2004	(Depreciation)	Retirements	2005
Construction work in progress	$9.1	$19.2	$(15.0)	$13.3	$28.0	$(12.3)	$29.0
Leasehold improvements	151.4	—	5.7	157.1	—	4.4	161.5
Machinery and equipment	160.1	1.0	13.2	174.3	0.4	5.0	179.7

	320.6	20.2	3.9	344.7	28.4	(2.9)	370.2
Accumulated depreciation and amortization	(135.5)	(31.8)	0.6	(166.7)	(34.7)	2.4	(199.0)

	$185.1	$(11.6)	$4.5	$178.0	$(6.3)	$(0.5)	$171.2

		Capital	Transfers
	December 31,	Expenditures	and	December 31,
	2005	(Depreciation)	Retirements	2006
Construction work in progress	$29.0	$53.9	$(11.1)	$71.8
Leasehold improvements	161.5	—	6.5	168.0
Machinery and equipment	179.7	1.2	1.1	182.0

	370.2	55.1	(3.5)	421.8
Accumulated depreciation and amortization	(199.0)	(36.3)	3.4	(231.9)

	$171.2	$(18.8)	$(0.1)	$189.9

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
Environmental Costs
     Environmental costs relating to operations are accrued and charged to inventory costs as incurred. Estimated future environmental costs, including depleted uranium disposition and waste disposal, are accrued where environmental assessments indicate that storage, treatment or disposal is probable and costs can be reasonably estimated. USEC stores depleted uranium at the Paducah and Portsmouth plants for future disposition. Changes in the estimated unit disposal cost result in charges to cost of sales for the accumulated quantity of depleted uranium. Liabilities for waste and depleted uranium disposition are based on current-dollar cost estimates and are not discounted.

Stock-Based Compensation
     Effective January 1, 2006, USEC adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment”, whereby compensation cost relating to share-based payments is recognized in the financial statements. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the nominal vesting period. Prior to January 1, 2006, USEC accounted for share-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, with pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Under APB No. 25, USEC recognized expense for restricted stock and restricted stock units in the income statement and disclosed the fair value of compensation related to stock options and the employee stock purchase plan. SFAS No. 123(R) requires USEC to expense all stock-based compensation, including restricted stock, restricted stock units, stock options and costs associated with the employee stock purchase plan.
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

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Weighted average number of shares outstanding:
Basic	86.6	86.1	84.1
Dilutive effect of stock compensation awards	.2	.5	.7

Diluted	86.8	86.6	84.8

     Other options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	Years Ended December 31,
	2006	2005	2004
Options excluded from diluted earnings per share calculation:
Options to purchase common stock (in millions)	.4	.2	.1
Exercise price	$11.88 to $16.90	$13.25 to $16.90	$10.44 to $14.00
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts presented and disclosed in the consolidated financial statements. Significant estimates and judgments include, but are not limited to, pension and postretirement health and life benefit costs and obligations, costs for the conversion, transportation and disposition of depleted uranium, accounting treatment for expenditures on American Centrifuge, plant lease turnover costs, the tax bases of assets and liabilities, the future recoverability of deferred tax assets, and determination of the valuation allowance for deferred tax assets. Actual results may differ from such estimates, and estimates may change if the underlying conditions or assumptions change.
New Accounting Standards Not Yet Implemented
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. USEC will adopt FIN 48 as of January 1, 2007, as required and report the impact of adoption in the first quarter of 2007. The cumulative effect of adopting FIN 48 will be recorded to retained earnings. On February 7, 2007, the FASB directed its staff to draft an amendment to FIN 48 to provide guidance as to when an uncertain tax position is ultimately settled with a taxing authority. The Internal Revenue Service (“IRS”) is examining USEC’s federal income tax returns for 1998 through 2003. With the exception of one issue, USEC has reached agreement with the IRS on all other matters. As a result, USEC anticipates that the audit will conclude and the statute of limitations will expire for 1998 through 2002 by March 31, 2007. Under FIN 48, if not previously recognized, the benefit of a tax position is recognized when either the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired or at the time new information leads to a conclusion that an uncertain tax position is more likely than not to be sustained based upon the position’s technical merits. Due to the pending FASB guidance, the status of the IRS audit, and the pending expiration of the statute of limitations, USEC is currently unable to estimate the cumulative effect to retained earnings of adopting FIN 48.
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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the statement and have not determined whether or not it will have a material effect on our financial position or results of operations.
2. ACQUISITION OF NAC HOLDING INC.
     In November 2004, USEC acquired all the outstanding common stock of NAC Holding Inc. and its wholly owned subsidiary NAC International Inc. (collectively “NAC”) from Pinnacle West Capital Corporation for $16.1 million in cash, including amounts placed in escrow, plus the assumption of certain liabilities of NAC. NAC provides U.S. and foreign customers with spent nuclear fuel storage solutions, nuclear materials transportation, and nuclear fuel cycle consulting services. Of the purchase cost, $11.4 million was allocated to intangible assets related to customer contracts and relationships as well as goodwill. NAC is included in the U.S. government contracts segment of USEC’s operations.
     The amount allocated to customer contracts and relationships from the NAC acquisition was $3.9 million. Of the total amount allocated to customer contracts and relationships, $3.4 million was related to the contracts and relationship with DOE related to the Nuclear Materials Management and Safeguards System (“NMMSS”). As of October 1, 2005, a three-year, $25 million contract extension to manage NMMSS for DOE became effective. The NMMSS portion of the intangible asset was determined based on the fair value of the three-year NMMSS contract extension along with expected renewals and was anticipated to be amortized over an expected life of 13 years. During the fourth quarter 2006, DOE verbally communicated to NAC that the NMMSS contract will be set aside for a small business after the contract expires in 2008. Additionally, DOE issued a solicitation on November 29, 2006 seeking qualified small businesses with an interest to bid. NAC is not considered a qualified small business as defined by DOE. As a result of this action by DOE, USEC has reviewed the potential impairment of the intangible assets created from the NAC acquisition and has determined that a special charge of $2.6 million be taken as a write-down to the amount allocated to customer contracts and relationships. The special charge was calculated after analyzing cash flow projections and comparing the results to the estimated fair value of the assets acquired at the date of acquisition. The remaining portion of intangible assets relating to the NMMSS contract has an expected life terminating in 2008.
     The amount allocated to goodwill from the NAC acquisition was $7.5 million. Factors that contribute to the establishment of goodwill included, but were not limited to, the assembled workforce that produces and sells current and future products and services and the positive reputation that NAC has in the nuclear fuel industry. As part of the acquisition, a tax-related valuation allowance of $2.3 million was established primarily for state net operating losses that are available to offset future taxable income of NAC. A valuation allowance is provided if it is more likely than not that all or a portion of a deferred tax asset will not be realized. During 2006, USEC recognized $0.7 million of tax benefits earned or expected to be earned from the net operating losses. The offset to these benefits was recorded as a reduction to goodwill. The goodwill amount is not deductible for income tax purposes.

     Intangible assets associated with the NAC acquisition are as follows (in millions):

	December 31,
	2006	2005
Intangible assets:
Goodwill	$6.8	$7.5
Customer contracts and relationships, net	0.6	3.6

	$7.4	$11.1

     Intangible assets subject to amortization are as follows (in millions):

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer contracts and relationships	$1.3	$(0.7)	$0.6	$3.9	$(0.3)	$3.6
     Amortization expense was $0.4 million in 2006, $0.3 million in 2005 and less than $0.1 million in 2004. Future amortization expense is estimated at $0.4 million in 2007 and $0.2 million in 2008.
3. ACCOUNTS RECEIVABLE, OTHER CURRENT ASSETS, ACCOUNTS PAYABLE AND ACCRUED LIABILITES

	December 31,
	2006	2005
	(millions)
Accounts receivable – trade, net (1):
Utility customers:
Trade receivables	$176.3	$207.0
Uranium loaned to customers	—	1.5

	176.3	208.5

Department of Energy (2):
U.S. government contracts	19.8	33.6
Unbilled revenue	19.8	14.6

	39.6	48.2

	$215.9	$256.7

Other current assets:
Deferred costs relating to deferred revenue	$78.4	$55.7
Prepaid items	19.4	13.0

	$97.8	$68.7

Accounts payable and accrued liabilities:
Accounts payable	$68.6	$86.9
Accrued interest payable on long-term debt	5.2	13.5
Accrued income taxes payable	7.4	37.4
Other accrued liabilities	47.9	79.6

	$129.1	$217.4

(1)	Valuation and allowances for doubtful accounts were $14.4 million and $12.5 million at December 31, 2006 and 2005, respectively.

(2)	Billings under government contracts are invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred and invoiced amounts. USEC expects to invoice and collect the unbilled amounts as provisional billing rates are revised, submitted to and approved by DOE.

4. INVENTORIES

	December 31,
	2006	2005
	(millions)
Current assets:
Separative work units	$701.7	$790.3
Uranium	189.1	171.3
Materials and supplies	9.2	12.7

	900.0	974.3

Long-term assets:
Uranium	24.2	—
Out-of-specification uranium	—	37.6
Highly enriched uranium from DOE	—	33.8

	24.2	71.4

Current liabilities:
Inventories owed to customers and suppliers	(56.9)	(2.3)

Inventories, net	$867.3	$1,043.4

Inventories Owed to Customers and Suppliers
     Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of LEU. In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Uranium provided by customers for which title passed to USEC is recorded on the balance sheet at estimated fair values of $4.3 million at December 31, 2006 and $2.3 million at December 31, 2005.
     Additionally, USEC owed SWU and uranium inventories to fabricators with a cost totaling $52.6 million at December 31, 2006. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer may result in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries are made.
Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $5.1 billion at December 31, 2006, and $2.3 billion at December 31, 2005, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

Remediating or Replacing Out-of-Specification Uranium
     In October 2006, USEC and DOE completed a project to replace or remediate 9,550 metric tons of natural uranium transferred to USEC from DOE prior to privatization which contained elevated levels of technetium that put the uranium out-of-specification for commercial use. USEC continues to operate facilities at the Portsmouth plant in Piketon, Ohio to process and remove contaminants from DOE-owned out-of-specification uranium under an agreement with DOE entered into in December 2004. These efforts are expected to continue through September 2008, but are subject to additional funding from DOE.
     DOE provided uranium that met specification to USEC in February 2005 and March 2006, and the proceeds from USEC’s sales of such uranium were used to reimburse USEC for costs incurred in remediating both USEC and DOE-owned out-of-specification uranium. Proceeds from these sales of uranium, pending payment to USEC for processing costs, were invested for DOE and reported as restricted short-term investments, and were expended by July 2006. The balance sheet carrying amount of $17.8 million at December 31, 2005 is stated at fair value. Following the use of the proceeds from the sales of uranium transferred by DOE, DOE has made direct payment for USEC’s processing costs.
     Revenue and costs related to the processing of DOE and USEC out-of-specification uranium are recognized in the U.S. government contracts segment.
Highly Enriched Uranium from DOE
     In 1998, USEC received claim to 50 metric tons of highly enriched uranium from DOE. USEC contracted to downblend the highly enriched uranium over several years and receive the resulting LEU for sale to utility customers. USEC announced the completion of this nonproliferation initiative in July 2006.
5. PURCHASE OF SEPARATIVE WORK UNITS UNDER RUSSIAN CONTRACT
     USEC is the U.S. government’s exclusive executive agent (“Executive Agent”) in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, USEC has been designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC, as Executive Agent for the U.S. government, signed a commercial agreement (“Russian Contract”) with a Russian government entity known as OAO Techsnabexport (“TENEX”, or “the Russian Executive Agent”), Executive Agent for the Federal Agency for Atomic Energy of the Russian Federation, to implement the program.
     USEC has agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase about 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, and as of December 31, 2006, USEC had purchased 54 million SWU contained in LEU derived from 292 metric tons of highly enriched uranium. Purchases under the Russian Contract approximate 50% of USEC’s supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of any short-term market price swings. Increases in these price points in recent years have resulted, and likely will continue to result, in increases to the index used to determine prices under the Russian Contract.
     The Russian Contract provides that, after the end of 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least approximately $7.6 billion for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract in 1994 through December 31, 2006, USEC has purchased the SWU component of LEU at an aggregate cost of approximately $4.6 billion. Purchases of SWU under the Russian Contract are expected to be approximately $0.5 billion per year through 2013.

6. INCOME TAXES
     The provision for income taxes follows (in millions):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$70.4	$51.7	$8.8
State and local	7.2	6.5	1.7

	77.6	58.2	10.5

Deferred:
Federal	(14.4)	(42.4)	2.9
State and local	1.0	(0.8)	(0.3)

	(13.4)	(43.2)	2.6

	$64.2	$15.0	$13.1

     Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2006	2005
Deferred tax assets:
Plant lease turnover and other exit costs	$23.4	$23.2
Employee benefits costs	68.6	46.0
Inventory	7.6	15.9
Property, plant and equipment	40.8	24.2
Tax intangibles	5.4	6.4
Deferred costs for depleted uranium	26.1	19.0
Net operating loss carryforwards	1.9	2.0
Accrued expenses	6.9	5.6
Other	2.2	1.2

	182.9	143.5

Valuation allowance	(1.4)	(2.3)

Deferred tax assets, net of valuation allowance	181.5	141.2

Deferred tax liabilities:
Prepaid expenses	1.3	1.5

Deferred tax liabilities	1.3	1.5

	$180.2	$139.7

     The valuation allowances of $1.4 million at December 31, 2006 and $2.3 million at December 31, 2005 reduce deferred tax assets and are recorded as a result of the acquisition of NAC, primarily for state net operating losses that are available to offset future taxable income of NAC. The NAC state net operating losses can be carried forward from 4 to 19 years. A valuation allowance is provided if it is more likely than not that all or a portion of a deferred tax asset will not be realized. Tax benefits earned or expected to be earned from the net operating losses are recorded as reductions to goodwill and have been reflected in the balance. The goodwill amount will not be deductible for income tax purposes. The deferred tax asset, net of valuation allowance, is more likely than not to be realized in future years based on an assessment of positive and negative available evidence.

     A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

	Years Ended December 31,
	2006	2005	2004
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal	2	2	3
Export tax incentives	(1)	(1)	(2)
Nontaxable accrual of Medicare subsidy	—	(6)	(3)
Research and other tax credits	(1)	(5)	(4)
Nondeductible acquired in-process research and development expense	—	—	3
Other nondeductible expenses	1	2	3
Impact of state rate changes on deferred taxes	2	12	—
Other	—	1	1

	38%	40%	36%

     USEC recorded negative effects on deferred tax assets, as shown in the reconciliation above, for the impact of state rate changes on deferred taxes due to reductions in the Kentucky state tax rate and the Ohio state tax rate during 2006 and 2005.
     The Internal Revenue Service (“IRS”) is examining USEC’s federal income tax returns for years through 2003. With the exception of one issue, USEC has reached agreement with the IRS on all other matters. As a result, USEC anticipates that the audit will conclude and the statute of limitations will expire for the years through 2002 by March 31, 2007.
7. DEBT
     Senior Notes

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

     At December 31, 2006, the fair value of the senior notes calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $148.3 million, compared with the balance sheet carrying amount of $150.0 million.
     Revolving Credit Facility
     In August 2005, USEC entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and its subsidiaries. The revolving credit facility is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Effective July 20, 2006, available credit (“availability”) under the credit facility was reduced by $150.0 million because of a reserve referred to in the agreement as the “senior note reserve” tied to the aggregate amount of proceeds received by USEC from any future debt or equity offerings. Effective October 16, 2006, the credit agreement was amended to modify the treatment of this reserve. Following the amendment, the senior note reserve is now treated as a reduction to USEC’s qualifying assets (such as eligible inventory and accounts receivable) that establish the borrowing base, rather than directly reducing availability. The senior note reserve now reduces availability under the credit facility only at such time and to the extent that USEC does not have sufficient qualifying assets available to cover the reserve and USEC’s other reserves. USEC’s other reserves against its qualifying assets currently consist primarily of a reserve for future obligations to DOE with respect to the turnover of the gaseous diffusion plants to them at the end of the term of the lease of these facilities.
     Financing costs of $3.5 million and $0.3 million to obtain and amend the bank credit facility, respectively, were deferred and are being amortized over the life of the facility. There were no short-term borrowings under the revolving credit facility at December 31, 2006 or at December 31, 2005. In 2006, aggregate borrowings and repayments amounted to $133.8 million, and the peak amount outstanding was $78.5 million. Letters of credit issued under the facility amounted to $35.8 million at December 31, 2006 and $25.0 million at December 31, 2005. Availability under the credit facility was $346.2 million at December 31, 2006 and $375.0 million at December 31, 2005.
     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on USEC’s election, either:
•	the sum of (1) the greater of the JPMorgan Chase Bank prime rate and the federal funds rate plus 1/2 of 1% plus (2) a margin ranging from .25% to .75% based upon collateral availability, or

•	the sum of LIBOR plus a margin ranging from 2.0% to 2.5% based on collateral availability.
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
     The revolving credit facility also contains various reserve provisions that may reduce the facility’s availability periodically or restrict the use of borrowings. In addition to the senior note reserve described above, the facility contains covenants that can periodically limit USEC to $50 million in capital expenditures based on available liquidity levels. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.

8. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
     Deferred revenue and advances from customers were as follows (in millions):

	December 31,
	2006	2005
Deferred revenue	$129.4	$106.8
Advances from utility customers	4.4	8.3
Proceeds from sales of DOE uranium	—	17.8

	$133.8	$132.9

     In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require USEC to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. In such cases, recognition of revenue is deferred until uranium or LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. Related costs associated with deferred revenue, reported in other current assets, totaled $78.4 million at December 31, 2006 and $55.7 million at December 31, 2005.
     Deferred revenue and advances from customers at December 31, 2005 included proceeds from sales of DOE uranium that were pending payment to USEC as reimbursement for USEC’s costs in processing out-of-specification uranium.
9. ORGANIZATIONAL RESTRUCTURING
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
     In October 2005, USEC continued its restructuring efforts, announcing voluntary and involuntary staff reductions at its field organizations. This resulted in the reduction of 151 employees and special charges for termination benefits of $2.8 million consisting principally of severance benefits. Of these termination charges, $1.5 million was paid or utilized during 2005 and $1.1 million in the first quarter of 2006. Credits of $0.1 million were recorded in each of the third and fourth quarters of 2006 representing changes in estimate of costs for termination benefits.
     A summary of special charges for organizational restructuring and the related balance sheet account information follows (in millions):

		Paid	Balance	Special	Paid	Balance
	Special	and	Dec. 31,	Charge	and	Dec. 31,
	Charge	Utilized	2005	(Credit)	Utilized	2006
Workforce reductions:
Corporate	$4.5	$(2.7)	$1.8	$—	$(1.8)	$—
Field operations	2.8	(1.5)	1.3	(0.2)	(1.1)	—

Facility related charges:
Corporate	—	—	—	1.5	(1.5)	—

Total	$7.3	$(4.2)	$3.1	$1.3	$(4.4)	$—

     Organizational restructuring costs are not classified by segment as USEC utilizes gross profit as its segment measure.
10. ENVIRONMENTAL COMPLIANCE
     Environmental compliance costs include the handling, treatment and disposal of hazardous substances and wastes. Pursuant to the USEC Privatization Act, environmental liabilities associated with the Paducah and Portsmouth plants prior to July 28, 1998 are the responsibility of the U.S. government, except for liabilities relating to certain identified wastes generated by USEC and stored at the plants. DOE remains responsible for decontamination and decommissioning of the gaseous diffusion plants. Refer below to USEC’s obligations for American Centrifuge decontamination and decommissioning.
Depleted Uranium
     USEC stores depleted uranium at the Paducah and Portsmouth plants and accrues estimated costs for its future disposition. USEC anticipates that it will send most or all of its depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process USEC’s depleted uranium if provided to DOE. If we were to dispose of our uranium this way, USEC would be required to reimburse DOE for the related costs of disposal, including a pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of USEC’s depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium generated and estimated processing, transportation and disposal costs. USEC’s estimate of the unit cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves. USEC’s estimate is periodically reviewed as additional information becomes available, and was increased by 2% in 2006. USEC’s estimate of the unit disposition cost for accrual purposes is approximately 35% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC.
     Compliance with NRC regulations requires that USEC provide financial assurance regarding the cost of the eventual disposition of USEC’s depleted uranium and stored wastes. The financial assurance requirement is based on our year-end liability plus expected volume increases over the coming year, including NRC required contingencies, totaling to an annual projected required amount. The financial assurance requirements for 2007, principally the amount associated with disposition of depleted uranium, total $154.7 million and are covered by a combination of a $24.1 million letter of credit and $130.6 million under two surety bonds. This letter of credit is included in USEC’s total letters of credit issued and outstanding.
     USEC’s estimated cost and accrued liability for depleted uranium disposition, as well as related financial assurances USEC provides, are subject to change as additional information becomes available.
Stored Wastes
     USEC’s operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the Paducah and Portsmouth plants pursuant to permits, orders and agreements with DOE and various state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC’s operations amounted to $6.0 million at December 31, 2006, and $5.1 million at December 31, 2005.

American Centrifuge Decontamination and Decommissioning
     USEC leases facilities in Piketon, Ohio from DOE for the American Centrifuge. USEC owns all capital improvements and, unless otherwise consented to by DOE, must remove them at lease turnover. At the conclusion of the 36-year lease period, assuming no further extensions, USEC is required to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). USEC is required to maintain financial assurance for DOE in an amount equal to a current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of USEC by the NRC for decommissioning. The accounting for asset retirement obligations requires that the present value of retirement costs that USEC has a legal obligation to pay, be recorded as a liability with an equivalent amount added to the asset cost as construction takes place. Upon commencement of commercial operations, the asset cost will be depreciated over the appropriate period. The liability is accreted over time by applying an interest method of allocation to the liability. During 2006, USEC provided $8.8 million of financial assurance in accordance with USEC’s decommissioning funding plan, through a surety bond, related to American Centrifuge decommissioning. The surety bond was collateralized with an interest-earning cash deposit of $2.0 million. Commensurate with the American Centrifuge Plant lease signed December 7, 2006, this amount of asset retirement obligation is recorded in construction work in progress and as part of other long-term liabilities.
Surety Bond Collateral
     Other long-term assets at December 31, 2006 include interest-earning cash deposits of $60.8 million provided as collateral for surety bonds relating primarily to depleted uranium and American Centrifuge decontamination and decommissioning.
11. COMMITMENTS AND CONTINGENCIES
Power Contracts and Commitments
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases electric power for the Paducah plant under a power purchase agreement signed with the Tennessee Valley Authority (“TVA”) in 2000, and amended in April 2006. Capacity under the TVA agreement is fixed through May 2007, and prices are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. As of December 31, 2006, USEC is obligated, whether or not it takes delivery of electric power, to make minimum payments for the purchase of electric power of $187.8 million for the period January through May 2007.
American Centrifuge Technology
     USEC is working to develop and deploy the American Centrifuge technology as a replacement for the gaseous diffusion technology used at the Paducah plant. The DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge plant. Under the DOE-USEC Agreement, if, for reasons within USEC’s control, USEC fails to meet one or more milestones and the resulting delay would substantially impact USEC’s ability to begin commercial operations on schedule, DOE could take a number of actions that could have a material adverse impact on USEC’s business. These actions include terminating the DOE-USEC Agreement, recommending a reduction or termination of USEC’s access to Russian LEU or the Paducah plant, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring us to transfer our rights in centrifuge technology and facilities to DOE royalty-free, or supporting competing projects for production of LEU.

     USEC is in discussions with DOE regarding the October 2006 project milestone under the DOE-USEC Agreement of obtaining satisfactory reliability and performance data from Lead Cascade operations. USEC made substantial progress towards meeting this milestone, having obtained substantial satisfactory performance and reliability data with respect to centrifuges and related systems. However, this data is principally from testing at Oak Ridge rather than from Lead Cascade operations. USEC is also in discussions with DOE regarding the January 2007 milestone that requires USEC to have secured a financing commitment for a 1 million SWU centrifuge plant.
     Given the progress in the American Centrifuge program and the continuing strong commitment to the project, USEC anticipates reaching a mutually acceptable agreement with DOE regarding rescheduling of the October 2006, January 2007 and subsequent milestones. However, USEC cannot provide any assurances that it will reach an agreement or that DOE will not assert its rights under the agreement.
Settlement of Power Contract – Ohio Valley Electric Corporation
     In 2001 and prior years, USEC purchased electric power for the Portsmouth plant under a contract with DOE. DOE acquired the power under a power purchase agreement with the Ohio Valley Electric Corporation (“OVEC”). USEC ceased uranium enrichment operations at the Portsmouth plant in 2001 and the power purchase agreement was terminated in 2003. As a result of termination of the power purchase agreement, DOE was responsible for a portion of the costs incurred by OVEC for postretirement health and life insurance benefits and for the eventual decommissioning, demolition and shutdown of the coal-burning power generating facilities owned and operated by OVEC. In 2004, OVEC and DOE, and DOE and USEC, entered into agreements and settled all the issues relating to the termination. Pursuant to the agreements, in 2004 USEC paid the previously accrued amount of $33.2 million representing its share of the postretirement health and decommissioning, demolition and shutdown cost obligations.
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
Lease Commitments
     Operating costs incurred under the operating leases with DOE for the Paducah, Piketon, and Oak Ridge facilities, and leases for office space and equipment amounted to $9.1 million in 2006, $10.8 million in 2005, and $8.2 million in 2004. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2007	$9.1
2008	7.4
2009	6.6
2010	5.7
2011	5.1
Thereafter	67.8

$101.7

Gaseous Diffusion Plant Lease
     The lease of the Paducah gaseous diffusion plant located in Paducah, Kentucky and the Portsmouth gaseous diffusion plant located in Piketon, Ohio (the “GDPs”), which are owned by the U.S. government, is based on the lease agreement dated as of July 1, 1993 between the United States Enrichment Corporation and DOE (the “GDP Lease”). Except as provided in the DOE-USEC Agreement, USEC has the right to extend the lease for the plants indefinitely and may terminate the lease in its entirety or with respect to one of the plants at any time upon two years’ notice. DOE retained responsibility for decontamination and decommissioning of the gaseous diffusion plants. At termination of the lease, USEC may leave the property in an “as is” condition, but must remove all wastes generated by USEC, which are subject to off-site disposal, and must place the plants in a safe shutdown condition. Lease turnover costs are estimated and are accrued over the expected productive life of the plant which is estimated to be 2010 for the Paducah plant. Accrued liabilities for lease turnover costs are not discounted and amounted to $55.5 million at December 31, 2006 and $54.1 million at December 31, 2005.
American Centrifuge Plant Lease
     On December 7, 2006, USEC’s wholly owned subsidiary, United States Enrichment Corporation entered into a lease agreement with DOE for the lease of the gas centrifuge enrichment plant facilities at Piketon, Ohio and related personal property which are owned by the U.S. government (the “GCEP Lease”). The GCEP Lease is an amendment to the GDP Lease and will be subleased to USEC Inc. The GCEP Lease applies only to the facilities and areas used for the American Centrifuge and replaces a temporary lease with DOE for the American Centrifuge Demonstration Facility that is being terminated in accordance with its terms. The GCEP lease does not materially alter the lease terms applicable to the GDPs.

     The GCEP Lease covers facilities, areas and related personal property required for deployment of the American Centrifuge demonstration facility and the American Centrifuge commercial plant. Major provisions of the GCEP Lease include:
•	The initial term of the GCEP Lease expires June 30, 2009, but can be extended under specified conditions by five years when an NRC license is issued for the American Centrifuge Plant. After the first five-year extension, USEC has the option to extend the lease term for additional five-year terms up to a date that is 36 years after the date the NRC license is issued. Thereafter, USEC also has the right to extend the GCEP Lease for up to an additional 20 years, through 2063, if it agrees to demolish the existing buildings leased to USEC;

•	USEC has the option, with DOE’s consent, to expand the leased property to meet its needs until the earlier of September 30, 2013 or the expiration or termination of the GDP Lease;

•	Rent is based on the cost of lease administration and regulatory oversight and is initially estimated to be approximately $1.9 million per year, but is based on the amount of administration and oversight needed;

•	USEC must maintain any NRC required financial assurance and must also maintain financial assurance for DOE in an amount equal to a current estimate of costs to comply with lease turnover requirements that are not covered by the NRC financial assurance;

•	USEC may terminate the GCEP Lease upon three years’ notice. DOE may terminate for default, including default under the Company’s June 2002 agreement with DOE (which includes milestones for demonstration and deployment of the American Centrifuge), abandonment of the American Centrifuge project, and failure to operate at 1 million SWU per year over a 2 year rolling average period (beginning the earlier of when the American Centrifuge Plant reaches 3.5 million SWU capacity or four years after issuance of a license from NRC for the American Centrifuge Plant);

•	USEC owns all capital improvements and, unless otherwise consented by DOE, must remove them at lease turnover; and

•	DOE generally remains responsible for pre-existing conditions of the leased facilities. USEC must return the leased facilities to DOE in a condition that meets NRC requirements and is in the same condition as the facilities were in when they were leased to United States Enrichment Corporation (other than due to normal wear and tear).
     Also as part of the amendment to the GDP Lease, on December 7, 2006, United States Enrichment Corporation and DOE amended the Memorandum of Agreement between DOE and United States Enrichment Corporation for Services, dated as of July 1, 1993 (the “Services MOA”). The Services MOA governs services that United States Enrichment Corporation and DOE provide to one another in support of each other’s activities at the GDPs, and was amended to also cover GCEP Lease services and to clarify those “captive services” (such as provision of water) that United States Enrichment Corporation provides to DOE on a cost basis.
Office Space and Equipment Leases
     USEC has office space and equipment leases for our corporate headquarters in Bethesda, Maryland through November 2016, for our NAC operations in Norcross, Georgia through February 2012, and for a Washington DC office through June 2008.

DOE Technology License
     On December 7, 2006, USEC entered into a license agreement with DOE which provides USEC with a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license provides for annual royalty payments beginning January 1, 2009 based on a varying percentage (one percent up to two percent) of USEC’s annual revenues from sales of the SWU component of LEU produced by USEC at the American Centrifuge Plant and any other facility using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million.
12. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     There are approximately 7,300 employees and retirees covered by defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 3,700 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to the supplemental executive retirement plans (“SERP”) and pension restoration plan, USEC provides executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, requiring the recognition in the balance sheet of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability, and an offsetting adjustment to accumulated other comprehensive income (loss), a component of stockholders’ equity. SFAS No. 158 requires prospective application, and is effective beginning with USEC’s financial statements at December 31, 2006. SFAS No. 158 requires balance sheet recognition of net actuarial losses and prior service costs and benefits (items that are deferred and recognized as net periodic benefit costs in the statement of income over time). SFAS No. 158 also requires that plan assets and benefit obligations be measured at the year-end balance sheet date, which is consistent with USEC’s practice. SFAS No. 158 does not impact the measurement of plan assets and benefit obligations, nor the determination of the amount of net periodic benefit cost in the statement of income.
     For USEC’s defined benefit pension plans and the postretirement health and life benefit plans, the incremental effect of applying SFAS No. 158 is shown below. Pre-SFAS No. 158 amounts include the effects of recording the additional minimum liability that would have been recognized at December 31, 2006 (in millions):

	Pre-SFAS	Adoption	Post-SFAS
	No. 158	Adjustments	No. 158
Pension asset	$85.8	$(72.0)	$13.8
Intangible asset	1.1	(1.1)	—
Pension benefit liability – current	—	(0.3)	(0.3)
Pension benefit liability – long-term	(13.0)	(7.2)	(20.2)
Postretirement health and life benefit obligations	(146.7)	18.0	(128.7)
Deferred tax asset – long-term	0.8	26.9	27.7
Accumulated other comprehensive loss, net of tax	1.0	35.6	36.6

     Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):

			Postretirement Health
	Defined Benefit Pension Plans		and Life Benefit Plans
	Years Ended		Years Ended
	December 31,		December 31,
	2006	2005	2006	2005
Changes in Benefit Obligations
Obligations at beginning of year	$742.2	$701.1	$202.7	$253.8
Actuarial (gains) losses, net	(16.9)	29.7	(7.5)	1.3
Plan amendments	0.7	0.1	—	(66.4)
Curtailment and special termination benefits	—	(0.5)	—	0.1
Settlements	—	(10.5)	—	—
Service costs	18.3	16.7	4.7	7.2
Interest costs	40.7	39.7	11.0	14.4
Gross benefits paid	(40.6)	(34.1)	(8.9)	(7.7)
Less federal subsidy on benefits paid	N/A	N/A	0.2	—

Obligations at end of year	744.4	742.2	202.2	202.7

Changes in Plan Assets

Fair value of plan assets at beginning of year	684.7	657.4	69.6	64.5
Actual return on plan assets	77.5	52.9	7.1	4.7
USEC contributions	16.1	8.5	5.7	8.1
Benefits paid	(40.6)	(34.1)	(8.9)	(7.7)

Fair value of plan assets at end of year	737.7	684.7	73.5	69.6

(Unfunded) status at end of year	(6.7)	(57.5)	(128.7)	(133.1)

Adjustment prior to SFAS No. 158 application:
Unrecognized prior service costs (benefit)	N/A	11.9	N/A	(66.4)
Unrecognized net actuarial losses	N/A	117.3	N/A	45.6

Net balance sheet amount	N/A	$71.7	N/A	$(153.9)

Amounts recognized in assets and liabilities:
Noncurrent assets	$13.8	$86.2	$—	$—
Current liabilities	(0.3)	(17.9)	—	—
Noncurrent liabilities	(20.2)	—	(128.7)	(153.9)

	$(6.7)	$68.3	$(128.7)	$(153.9)

Amounts recognized in accumulated other comprehensive income, pre-tax:
Unfunded minimum pension liability	N/A	$3.4	N/A	N/A
Net actuarial loss (gain)	$71.3	N/A	$33.9	N/A
Prior service cost (credit)	11.0	N/A	(51.9)	N/A

	$82.3	$3.4	$(18.0)	N/A

Assumptions used to determine benefit obligations at end of year:
Discount rate	5.75%	5.50%	5.75%	5.50%
Compensation increases	4.00	3.75	4.00	3.75

     Projected benefit obligations for the defined benefit pension plans and the postretirement health and life benefit plans were discounted at an annual rate of 5.75% to determine the present values as of December 31, 2006. The discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plans. The discount rate was determined by taking the average of high quality corporate bond yields of different maturities weighted by the amount and timing of our projected benefit payments.
     In accordance with SFAS No. 158, the current liability for underfunded plans was measured as the expected benefit payments for 2007 for each plan in excess of the fair value of the plan assets at December 31, 2006. Therefore, the current liability reflects 2007 projected benefit payments for SERP and the pension restoration plan.
     Projected benefit obligations are based on actuarial assumptions including future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. The accumulated benefit obligation for all defined benefit pension plans was $669.1 million at December 31, 2006 and $669.1 million at December 31, 2005. The accumulated benefit obligation for the defined benefit plan with an accumulated benefit obligation in excess of the fair value of plan assets was $26.6 million at December 31, 2006, and $28.3 million at December 31, 2005. Those plans with an accumulated benefit obligation in excess of plan assets had plan assets with a fair value of $13.6 million at December 31, 2006 and $9.3 million at December 31, 2005.
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
     The Pension Protection Act eliminated the sunset provision of the Economic Growth and Tax Reconciliation Relief Act (“EGTRRA”), which would have decreased the annual compensation back to an indexed pre-EGTRRA amount. The impact was a net increase of $0.4 million in the liability and is reflected as a plan amendment.
     USEC began receiving federal subsidy payments in 2006 in connection with a change in Medicare law affecting corporations that sponsor prescription drug benefits. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides prescription drug benefits under Medicare (“Medicare Part D”) as well as federal subsidy payments to sponsors of plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. USEC in consultation with its actuaries has determined that the prescription drug provisions of its postretirement health benefit plan are at least actuarially equivalent to Medicare Part D.
     The change in the postretirement health and life benefit obligation for the year ended December 31, 2005 reflects the institution of a $100,000 lifetime cap on post-age 65 claims for medical and drug coverage under the postretirement health benefit plan. The institution of the cap reduced the postretirement health benefit obligation by $66.4 million which will be amortized over the average remaining years of service until full eligibility.

     The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

				Postretirement Health
	Defined Benefit Pension Plans			and Life Benefit Plans
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Service costs	$18.3	$16.7	$14.6	$4.7	$7.2	$7.3
Interest costs	40.7	39.7	38.4	11.0	14.4	14.0
Expected return on plan assets (gains)	(53.8)	(54.9)	(50.9)	(5.5)	(5.5)	(4.8)
Amortization of prior service costs (credit)	1.7	1.7	2.0	(14.5)	(0.9)	(2.4)
Amortization of actuarial (gains) losses, net	5.3	3.2	1.8	2.6	1.5	1.4
Settlements	—	(4.9)	—	—	—	—
Curtailment losses	—	0.6	—	—	0.1	—

Net benefit costs	$12.2	$2.1	$5.9	$(1.7)	$16.8	$15.5

Assumptions used to determine net benefit costs:
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected return on plan assets	8.00	8.50	8.50	8.00	8.50	8.50
Compensation increases	3.75	3.75	4.00	3.75	3.75	4.00
     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension benefit cost during 2007 are $1.0 million and $1.7 million, respectively. The estimated net loss and prior service cost credit for the postretirement health and life plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 are $1.6 million and $14.5 million, respectively.
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
     Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	Postretirement Health
	Benefit Plans
	December 31,
	2006	2005
Healthcare cost trend rate for the following year	9%	9%
Long-term rate that the healthcare cost trend rate
gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2011	2010

     A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$10.1	$(9.6)
Net benefit costs	1.2	(1.1)
Benefit Plan Assets
     The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

	Percentage of		Target
	Plan Assets		Allocation
	December 31,		Range
	2006	2005	2006
Defined Benefit Pension Plans:
Equity securities	64%	66%	50-70%
Debt securities	36	34	30-50

	100%	100%

Postretirement Health and Life Benefit Plans:
Equity securities	68%	66%	55-75%
Debt securities	32	34	25-45

	100%	100%

Benefit Plan Cash Flows
     USEC expects cash contributions to the plans in 2007 will be as follows: $10.1 million for the defined benefit pension plans and $3.3 million for the postretirement health and life benefit plans.
     Estimated future benefit plan payments and expected subsidies from Medicare follow (in millions):

		Postretirement	Expected
	Defined Benefit	Health and Life	Subsidies
	Pension Plans	Benefit Plans	From Medicare
2007	$36.0	$9.8	$0.3
2008	37.0	11.2	0.4
2009	38.5	12.7	0.5
2010	40.0	14.2	0.6
2011	41.7	15.5	0.8
2012 to 2016	255.6	91.7	7.3
Other Plans
     USEC sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in securities, and the funds are administered by an independent trustee. USEC’s matching cash contributions amounted to $6.1 million in 2006, $6.1 million in 2005, and $5.6 million in 2004. Under the 401(k) restoration plan, executive officers contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. USEC’s matching contributions amounted to $0.1 million in 2006, less than $0.1 million in 2005, and $0.1 million in 2004.

13. STOCK-BASED COMPENSATION
     USEC has stock-based compensation plans available to grant non-qualified stock options, restricted stock, restricted stock units, performance awards and other stock-based awards to key employees and non-employee directors. Stock-based compensation expense amounted to $4.3 million in 2006, $4.9 million in 2005, and $5.3 million in 2004.
     In February 1999 and in April 2004, stockholders approved an aggregate amount of 14.1 million shares of common stock for issuance under the USEC Inc. 1999 Equity Incentive Plan over a 10-year period. There were 7,543,000 shares available for future awards under the plan at December 31, 2006 (excluding outstanding awards which terminate or are cancelled without being exercised or that are settled for cash), including 5,051,000 shares available for grants of stock options and 2,492,000 shares available for restricted stock or restricted stock units, performance awards and other stock-based awards. USEC’s practice is to issue shares under stock-based compensation plans from treasury stock.
     Effective January 1, 2006, USEC adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, whereby compensation cost relating to share-based payments is recognized in the financial statements. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the nominal vesting period. Prior to January 1, 2006, USEC accounted for share-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, with pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Under APB No. 25, USEC recognized expense for restricted stock and restricted stock units in the income statement and disclosed the fair value of compensation related to stock options and the employee stock purchase plan. SFAS No. 123(R) requires USEC to expense all stock-based compensation, including restricted stock, restricted stock units, stock options and costs associated with the employee stock purchase plan.
     Prior to adoption of SFAS No. 123(R), USEC used a straight-line amortization of stock-based compensation over the nominal vesting period. Under SFAS No. 123(R), compensation cost for stock-based awards granted after the adoption is recognized over the requisite service period. USEC has determined that application of the nominal vesting period approach to the unvested outstanding awards at the end of 2005 and application of the requisite service period approach to stock-based compensation awarded beginning in 2006 did not have a material impact on the consolidated financial statements for the year ended December 31, 2006.
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

     On December 12, 2005, USEC accelerated the vesting of all outstanding and unvested stock options with an exercise price greater than the closing price on December 12, 2005 of $12.41 per share. Options to purchase 131,509 shares, including 21,000 shares held by non-employee directors, having an exercise price of either $13.98 or $16.90 per share, became exercisable immediately as a result of the vesting acceleration. The accelerated vesting did not result in the recognition of compensation expense since the options had no intrinsic value. The primary purpose of the acceleration was to eliminate the future compensation expense USEC would otherwise recognize in the consolidated statements of income with respect to these options once SFAS No.123(R) became effective in 2006. In addition, because these options had exercise prices in excess of current market values, and were not fully achieving their original objectives of incentive compensation and retention, the Board of Directors believed the acceleration might have a positive effect on morale, retention, and perceptions of option value. The financial effect of this acceleration was to reduce compensation expense in USEC’s pre-tax earnings by $0.3 million in 2006, $0.2 million in 2007 and $0.1 million in 2008.
     Stock Options
     The intrinsic value of an option, if any, represents the excess of the fair value of the common stock over the exercise price. The determination of the fair value of stock option awards is affected by USEC’s stock price and a number of complex and subjective variables. Fair value is estimated using the Black-Scholes option pricing model, which includes a number of assumptions including USEC’s estimates of stock price volatility, employee stock option exercise behaviors, future dividend payments, and risk-free interest rates.
     The expected term of options granted is estimated as the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. Future stock price volatility is estimated based on historical volatility for the recent period equal to the expected term of the options. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and therefore an expected dividend yield of zero is used in the option valuation model. Historical data are used to estimate pre-vesting option forfeitures at the time of grant. Estimates for option forfeitures are revised in subsequent periods if actual forfeitures differ from those estimates. The requirements of SFAS No. 123(R) result in the recognition of compensation expense for stock option awards that are expected to vest. USEC recognized expense of $0.7 million for the year ended December 31, 2006. The impact of adopting SFAS No. 123(R) was immaterial to basic and diluted earnings per share.
     The assumptions used to value option grants in the three years ended December 31, 2006 follow:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.6%	3.8%	3.0%
Expected dividend yield	—	4%	7%
Expected volatility	41%	42%	40%
Expected option life	3.5 years	3.5 years	4.0 years
Weighted-average grant date fair value	$4.21	$4.07	$1.60

     Stock options vest or become exercisable in equal annual installments over a one to three year period and expire 5 or 10 years from the date of grant. A summary of stock option activity follows:

			Weighted-Average
	Stock	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(millions)
Outstanding at December 31, 2005	1,355	8.97
Granted	288	12.28
Exercised	(292)	7.31
Forfeited or expired	(139)	15.10

Outstanding at December 31, 2006	1,212	$9.45	4.3	$4.3

Exercisable at December 31, 2006	822	$8.40	4.4	$3.9

     The total intrinsic value of options exercised was $1.3 million, $4.8 million and $4.2 million during the years ended December 31, 2006, 2005, and 2004, respectively. Cash received from the exercise of stock options during the years ended December 31, 2006, 2005 and 2004 was $2.1 million, $5.4 million and $13.0 million, respectively.
     Stock options outstanding and options exercisable at December 31, 2006, follow (options in thousands):

		Weighted Average
		Remaining
		Contractual Life in
Stock Exercise Price	Options Outstanding	Years	Options Exercisable
$3.63 to $6.97	163	4.1	163
7.00	107	6.6	107
7.02 to 7.13	187	5.1	187
8.05	104	2.2	69
8.50	142	4.6	142
10.44 to 11.88	103	3.7	36
12.09	262	4.3	—
12.19 to 14.28	57	3.9	31
16.90	87	3.3	87

	1,212	4.3	822

     Restricted Stock and Restricted Stock Units
     Compensation costs for grants of restricted stock and restricted stock units were originally recognized in the financial statements under APB Opinion No. 25 and are now recognized under SFAS No. 123(R). USEC recognized expense of $3.5 million, $4.8 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. A new long-term incentive program was established April 24, 2006, effective March 1, 2006. Under the new plan, the target award denominated in shares of USEC stock is determined based on the average closing price of USEC’s common stock in the calendar month prior to the beginning of the performance period. The awards are then marked to market each period, with 80% of the adjustment based on the ending price of USEC’s common stock. The remaining 20% is based on a market condition and is valued using a Monte Carlo model. Compensation cost for these awards is generally recognized over a three-year service period. The awards under the long-term incentive plan can be settled in cash or USEC stock, or can be deferred for future settlement at the employee’s discretion. Since there is the potential for cash settlement, the awards are classified as a liability. Non-employee directors are granted restricted stock units as part of their compensation for serving on the Board of Directors. The restricted stock units vest over one or three years.
     The fair value of restricted stock is determined based on the closing price of USEC’s common stock on the grant date. Compensation cost for restricted stock is amortized to expense on a straight-line basis over the vesting period, which, depending on the grant, is amortized ratably over a one-, three- or five-year period. Sale of such shares is restricted prior to the date of vesting. A summary of restricted shares activity for the year ended December 31, 2006 follows (shares in thousands):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Restricted Shares at December 31, 2005	721	10.44
Granted	249	12.25
Vested	(117)	14.13
Forfeited	(55)	13.11

Restricted Shares at December 31, 2006	798	$10.28

     Employee Stock Purchase Plan
     In February 1999, stockholders approved the USEC Inc. 1999 Employee Stock Purchase Plan under which 2.5 million shares of common stock can be purchased over a 10-year period by participating employees at 85% of the lower of the market price at the beginning or the end of each six-month offer period. This plan was amended in 2005 to provide that the purchase price is 85% of the market price at the end of the six-month offer period and to institute a minimum holding period of one year. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. The requirements of SFAS No. 123(R) result in the recognition of compensation costs for the discounts provided under the Employee Stock Purchase Plan. USEC recognized expense of $0.1 million for the year ended December 31, 2006 related to this plan. Shares purchased by employees amounted to 57,000 in 2006, 455,000 in 2005, and 404,000 in 2004. At December 31, 2006, there were 147,000 remaining shares available for purchase under the plan.
     Total Stock-Based Compensation
     Total stock-based compensation resulted in an expense of $4.3 million, or $2.6 million after tax, for the year ended December 31, 2006. Stock-based compensation costs capitalized as part of the cost of inventory amounted to $0.3 million for the year ended December 31, 2006.

     The following table illustrates the effect on net income for the years ended December 31, 2005 and 2004 under the pro forma disclosure requirements of SFAS No. 123 (in millions, except per share data):

	Years Ended December 31,
	2005	2004
Net income, as reported	$22.3	$23.5
Add – Stock-based compensation expense included in reported results, net of tax	3.0	3.3
Deduct – Stock-based compensation expense determined under the fair-value method, net of tax	(6.0)	(5.1)

Pro forma net income	$19.3	$21.7

Net income per share – basic and diluted:
As reported	$.26	$.28
Pro forma	.22	.26
     As of December 31, 2006, there was $6.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $5.8 million relates to restricted shares and restricted stock units, and $0.9 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.
     Tax Effect
     Prior to the effective date of SFAS No. 123(R), the benefits of tax deductions in excess of recognized compensation expense related to the exercise of stock options and disqualifying dispositions are presented as operating cash flows on USEC’s consolidated statement of cash flows. Effective January 1, 2006, in accordance with SFAS No. 123(R), the gross windfall tax benefits are classified as financing cash flows, and amounted to $0.4 million for the year ended December 31, 2006. USEC elected to use the long-form method to calculate its historical pool of windfall tax benefits.
14. STOCKHOLDERS’ EQUITY
Dividend Payments
     Cash dividend payments at a quarterly rate of $.1375 per share amounted to $47.3 million in 2005 and $46.3 million in 2004. In February 2006, the Board of Directors voted to discontinue paying a common stock dividend.

Common Stock
     Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding
Balance at December 31, 2003	100,320	(17,766)	82,554
Common stock issued	—	2,595	2,595

Balance at December 31, 2004	100,320	(15,171)	85,149
Common stock issued	—	1,422	1,422

Balance at December 31, 2005	100,320	(13,749)	86,571
Common stock issued	—	571	571

Balance at December 31, 2006	100,320	(13,178)	87,142

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
15. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION
     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Years Ended December 31,
	2006	2005	2004
United States	$1,109.5	$1,074.1	$918.2
Foreign:
Japan	389.8	224.2	215.2
Other	349.3	261.0	283.8

	739.1	485.2	499.0

	$1,848.6	$1,559.3	$1,417.2

     Other than the U.S. government, our 10 largest customers represented 53% of revenue and our three largest customers represented 22% of revenue in 2006. Revenue from U.S. government contracts represented 10% of revenue in 2006, 13% of revenue in 2005, and 12% of revenue in 2004. No other customer represented more than 10% of revenue.
     USEC has two reportable segments measured and presented through the gross profit line of the income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants as well as nuclear energy solutions provided by NAC. Intersegment sales were less than $0.1 million in 2006 and 2005 and have been eliminated in consolidation. There were no intersegment sales in 2004.

	Years Ended December 31,
	2006	2005	2004
	(millions)
Revenue
LEU segment:
Separative work units	$1,337.4	$1,085.6	$1,027.3
Uranium	316.7	261.3	224.0

	1,654.1	1,346.9	1,251.3
U.S. government contracts segment	194.5	212.4	165.9

	$1,848.6	$1,559.3	$1,417.2

Segment Gross Profit
LEU segment	$304.9	$198.5	$179.7
U.S. government contracts segment	32.0	31.0	14.4

Gross profit	336.9	229.5	194.1
Advanced technology costs	105.5	94.5	58.5
Selling, general, and administrative	48.8	61.9	64.1
Other, net	3.9	6.3	(1.7)

Operating income	178.7	66.8	73.2
Interest expense, net of interest income	8.3	29.5	36.6

Income before income taxes	$170.4	$37.3	$36.6

	December 31,
	2006	2005	2004
		(millions)
Assets
LEU segment	$1,800.1	$2,008.5	$1,952.1
U.S. government contracts segment	61.3	72.3	51.3

	$1,861.4	$2,080.8	$2,003.4

     USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2006, all of which were located in the United States.

16. QUARTERLY FINANCIAL DATA (Unaudited)
     The following table summarizes quarterly and annual results of operations (in millions, except per share data):

	March 31,	June 30,	Sept. 30,		Dec. 31,		Year
	2006	2006	2006		2006		2006
Revenue	$361.3	$525.3	$417.8		$544.2		$1,848.6
Cost of sales	269.3	445.7	365.7		431.0		1,511.7

Gross profit	92.0	79.6	52.1		113.2		336.9
Special charges (credit), net	1.5 (1)	—	(0.1	)(1)	2.5	(1)	3.9	(1)
Advanced technology costs	19.8	27.3	23.9		34.5		105.5
Selling, general and administrative	11.7	14.1	10.9		12.1		48.8

Operating income	59.0	38.2	17.4		64.1		178.7
Interest expense	4.7	3.5	3.2		3.1		14.5
Interest (income)	(1.8)	(0.5)	(1.7)		(2.2)		(6.2)
Provision for income taxes	21.5	13.6	6.0		23.1		64.2

Net income	$34.6	$21.6	$9.9		$40.1		$106.2

Net income per share – basic and diluted	$.40	$.25	$.11		$.46		$1.22
Average number of shares outstanding – basic	86.3	86.6	86.7		86.8		86.6
Average number of shares outstanding – diluted	86.6	86.9	86.9		87.0		86.8

	March 31,	June 30,	Sept. 30,		Dec. 31,		Year
	2005	2005	2005		2005		2005
Revenue	$311.2	$277.4	$421.0		$549.7		$1,559.3
Cost of sales	263.5	235.2	384.5		446.6		1,329.8

Gross profit	47.7	42.2	36.5		103.1		229.5
Special charges	—	—	4.5	(1)	2.8	(1)	7.3	(1)
Advanced technology costs	22.7	23.9	20.5		27.4		94.5
Selling, general and administrative	15.2	14.0	12.3		20.4		61.9
Other (income) expense, net	—	—	—		(1.0	)(2)	(1.0	)(2)

Operating income (loss)	9.8	4.3	(0.8)		53.5		66.8
Interest expense	8.7	9.1	9.0		13.2		40.0
Interest (income)	(1.9)	(3.2)	(2.3)		(3.1)		(10.5)
Provision (credit) for income taxes	2.1	1.4	(2.3)		13.8		15.0

Net income (loss)	$0.9	$(3.0)	$(5.2)		$29.6		$22.3

Net income (loss) per share – basic and diluted	$.01	$(.03)	$(.06)		$.34		$.26
Average number of shares outstanding – basic	85.5	86.2	86.3		86.5		86.1
Average number of shares outstanding – diluted (3)	86.0	86.2	86.3		86.9		86.6

(1)	In 2005, the plan to restructure headquarters and field operations resulted in special charges of $7.3 million related to termination benefits. In 2006, special charges consisted of a $1.5 million charge related to consolidation of office space in connection with the 2005 restructuring plan, credits of $0.2 million representing changes in estimate of costs for termination benefits charged in 2005, and a $2.6 million impairment of an intangible asset established in 2004 relating to the acquisition of NAC.

(2)	Other income in the three months and year ended December 31, 2005, includes $1.0 million from customs duties paid to USEC as a result of trade actions.

(3)	No dilutive effect of stock compensation awards is recognized in those periods in which a net loss has occurred.

GLOSSARY
American Centrifuge – An advanced uranium enrichment technology based on the proven workable U.S. centrifuge technology developed by DOE in the mid-1980s.
American Centrifuge Demonstration Facility – Demonstration facility in Piketon, Ohio where USEC plans to install a Lead Cascade of centrifuge machines to demonstrate the American Centrifuge technology.
American Centrifuge Plant – USEC’s planned commercial uranium enrichment facility using centrifuge technology. USEC plans to install thousands of centrifuge machines and operate the facility in the gas centrifuge enrichment plant buildings in Piketon, Ohio owned by DOE.
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
DOC – The U.S. Department of Commerce.
DOE – The U.S. Department of Energy.
Downblending –The diluting or mixing of highly enriched uranium with depleted or natural uranium to produce low enriched uranium with a concentration of U235 of less than 5% for use in commercial nuclear reactors.
Enrichment – The step in the nuclear fuel cycle that increases the weight percent of U235 relative to U238 in order to make uranium usable as a fuel for nuclear power reactors.
EPA – The U.S. Environmental Protection Agency.
Executive Agent MOA – The Executive Agent Memorandum of Agreement under which USEC is designated the U.S. Executive Agent under the Russian Contract to order LEU from dismantled Soviet nuclear weapons.
Freon – The trade name for a group of chlorofluorocarbons (CFCs) used primarily as a refrigerant. The Paducah plant uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995.

Gaseous Diffusion – A means of enriching uranium hexafluoride, which is heated to a gas and passed repeatedly through a porous barrier to separate the heavier U238 from the lighter U235. The gas that diffuses through the barrier becomes increasingly more concentrated or enriched.
Highly Enriched Uranium –Uranium enriched in the isotope U235 to an assay equal to or greater than 20%.
Isotope – One or more atoms of an element having the same atomic number but different mass number.
Lead Cascade – An array of full-size centrifuge machines operating in a closed-loop configuration, whereby samples are withdrawn for testing purposes and the enriched and depleted uranium streams are recombined into feed material.
Low Enriched Uranium (“LEU”) – Uranium enriched in the isotope U235 to an assay of less than 20%. Commercial grade LEU typically has an assay of 3 to 5% and is used as fuel in nuclear reactors for the generation of electric power.
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
TENEX – OAO Techsnabexport, Executive Agent for the Federal Agency for Atomic Energy of the Russian Federation under the Russian Contract.
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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of USEC Inc., incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

3.2	Amended and Restated Bylaws of USEC Inc., dated September 13, 2000, incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 1-14287).

4.1	Indenture, dated January 15, 1999, between USEC Inc. and First Union National Bank, incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission file number 1-14287).

4.2	Rights Agreement, dated April 24, 2001, between USEC Inc. and Fleet National Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights as Exhibit C, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form 8-A filed April 24, 2001 (Commission file number 1-14287).

10.1	Lease Agreement between the United States Department of Energy (“DOE”) and the United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.2	Supplemental Agreement No. 1 to the Lease Agreement between DOE and the United States Enrichment Corporation, dated as of December 7, 2006. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2). (a)

10.3	Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended (“Russian Contract”) incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.4	Amendment No. 11, dated June 1998, to Russian Contract, incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.5	Amendment No. 12, dated March 4, 1999, to Russian Contract, incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission file number 1-14287).

10.6	Amendment No. 13, dated November 11, 1999, to Russian Contract, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.7	Amendment No. 14, dated October 27, 2000, to Russian Contract, incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.8	Amendment No. 15, dated January 18, 2001, to Russian Contract, incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.9	Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities, incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.10	Memorandum of Agreement, dated April 20, 1998, between DOE and United States Enrichment Corporation for transfer of natural uranium and highly enriched uranium and for blending down of highly enriched uranium, incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

Exhibit No.	Description
10.11	Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the DOE, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons, incorporated by reference to Exhibit 10.26 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955).

10.12	Memorandum of Agreement, entered into as of June 30, 1998, between DOE and United States Enrichment Corporation regarding certain worker benefits, incorporated by reference to Exhibit 10.28 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955).

10.13	Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (“TVA Power Contract”), incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.14	Supplement No. 1 dated March 2, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.15	Supplement No. 2 dated March 2, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.16	Amendatory Agreement (Supplement No. 3) dated April 3, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.17	Agreement, dated June 17, 2002, between DOE and USEC Inc., incorporated by reference to Exhibit 10.54 of the current report on Form 8-K filed June 21, 2002 (Commission file number 1-14287).

10.18	Modification 1 to Agreement dated June 17, 2002 between DOE and USEC Inc., dated August 20, 2002, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.19	Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated June 30, 2000, Amendment A, dated July 12, 2002, and Amendment B, dated September 11, 2002, incorporated by reference to Exhibit 10.58 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission file number 1-14287).

10.20	Administrative Order on Consent for Removal Action in the Matter of Starmet CMI, dated February 6, 2004, between the United States Environmental Protection Agency, United States Enrichment Corporation, DOE and United States Department of the Army, incorporated by reference to Exhibit 10.64 of the Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-14287).

10.21	Stock Purchase Agreement, dated July 29, 2004, by and among Pinnacle West Capital Corporation, El Dorado Investment Company and USEC Inc., incorporated by reference to Exhibit 10.67 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission file number 1-14287).

10.22	Amendment to the Stock Purchase Agreement, dated November 18, 2004, by and among USEC Inc., Pinnacle West Capital Corporation and El Dorado Investment Company, incorporated by reference to Exhibit 10.74 of the current report on Form 8-K filed November 19, 2004 (Commission file number 1-14287).

10.23	Memorandum of Understanding between USEC Inc. and DOE, dated October 22, 2004, Effectuating the Transfer of Natural Uranium Hexafluoride for Affected Inventory, incorporated by reference to Exhibit 10.68 of the current report on Form 8-K filed October 28, 2004 (Commission file number 1-14287).

Exhibit No.	Description
10.24	Memorandum of Agreement between USEC Inc. and DOE, dated as of December 10, 2004, for the Continued Operation of Portsmouth S&T Facilities for the Processing of Affected Inventory in Fiscal Year 2005 and Thereafter, incorporated by reference to Exhibit 10.75 of the current report on Form 8-K filed December 16, 2004 (Commission file number 1-14287).

10.25	Amendment No. 1 to the December 10, 2004 Memorandum of Agreement between DOE and USEC Inc., dated May 16, 2005, incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.26	Amendment No. 2 to the December 10, 2004 Memorandum of Agreement between DOE and USEC Inc., dated February 9, 2006, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287).

10.27	Amendment No. 3 to the December 10, 2004 Memorandum of Agreement between DOE and USEC Inc., dated June 23, 2006, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission file number 1-14287).

10.28	Amendment No. 4 to the December 10, 2004 Memorandum of Agreement between DOE and USEC Inc., dated September 18, 2006, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission file number 1-14287).

10.29	Amendment No. 5 to the December 10, 2004 Memorandum of Agreement between DOE and USEC Inc., dated November 30, 2006. (a)

10.30	Amended and Restated Revolving Credit Agreement dated as of August 18, 2005 among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, J.P. Morgan Securities, Inc., Merrill Lynch Capital and Goldman Sachs Credit Partners, L.P., as joint book managers and joint lead arrangers, Merrill Lynch Capital and Goldman Sachs Credit Partners, L.P., as co-syndication agents, GMAC Commercial Finance LLC and Wachovia Bank, National Association, as co-documentation agents, and CIT Capital Securities, LLC, as co-agent, incorporated by reference to Exhibit 10.83 of the Current Report on Form 8-K filed on August 23, 2005 (Commission file number 1-14287).

10.31	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 18, 2005 among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, dated March 6, 2006, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287).

10.32	Second Amendment to Amended and Restated Revolving Credit Agreement among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, dated October 16, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 19, 2006 (Commission file number 1-14287).

10.33	Amended and Restated Omnibus Pledge and Security agreement dated as of August 18, 2005 by USEC Inc., United States Enrichment Corporation, NAC Holding Inc. and NAC International Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.84 of the Current Report on Form 8-K filed on August 23, 2005 (Commission file number 1-14287).

10.34	License dated December 7, 2006 between the United States of America, as represented by DOE, as licensor, and USEC Inc., as licensee. (a)

10.35	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.25 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955). (b)

10.36	Form of Change in Control Agreement with executive officers, incorporated by reference to Exhibit 10.40 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 1-14287). (b)

Exhibit No.	Description
10.37	Form of First Amendment to Change in Control Agreement with executive officers, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission file number 1-14287). (b)

10.38	Form of Change in Control Agreement with senior executive officers, incorporated by reference to Exhibit 10.82 to the quarterly report on Form 10-Q for the quarter ended June 30, 2005 (Commission file number 1-14287). (b)

10.39	Form of First Amendment to Change in Control Agreement with senior executive officers, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission file number 1-14287). (b)

10.40	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999. (b)

10.41	First Amendment to the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Annex B of Schedule 14A filed March 31, 2004, with respect to the 2004 annual meeting of shareholders (Commission file number 1-14287). (b)

10.42	Form of Employee Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.43	Form of Employee Nonqualified Stock Option Agreement in connection with an employment agreement, incorporated by reference to Exhibit 4.5 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.44	Form of Employee Restricted Stock Award Agreement (stock in lieu of annual incentive), incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.45	Form of Employee Restricted Stock Award Agreement (three year vesting), incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.46	Form of Non-Employee Director Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.47	Form of Non-Employee Director Restricted Stock Award Agreement — Founder’s Stock and Incentive Stock, incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.48	Form of Non-Employee Director Restricted Stock Award Agreement — Annual Retainers and Meeting Fees, incorporated by reference to Exhibit 4.10 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.49	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees), incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287). (b)

10.50	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards), incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287). (b)

10.51	USEC Inc. Pension Restoration Plan, dated September 1, 1999, incorporated by reference to Exhibit 10.39 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commission file number 1-14287). (b)

10.52	USEC Inc. 401(k) Restoration Plan, incorporated by reference to Exhibits 10.41(a) through (f) of the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (Commission file number 1-14287). (b)

10.53	USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999 and amended April 25, 2001, incorporated by reference to Exhibit 10.51 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission file number 1-14287). (b)

Exhibit No.	Description
10.54	Summary Sheet for 2005 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.77 to the Current Report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287). (b)

10.55	Summary Sheet for 2006 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2006 (Commission file number 1-14287). (b)

10.56	Summary Sheet for 2007 Non-Employee Director Compensation. (a)(b)

10.57	Summary of 2005 Annual Performance Objectives for Executive Officers, incorporated by reference to Exhibit 10.81 to the Current Report on Form 8-K filed on June 20, 2005 (Commission file number 1-14287). (b)

10.58	Severance Agreement and General Release dated September 12, 2005 by and between the Company and Lisa Gordon-Hagerty, incorporated by reference to Exhibit 10.89 of the Current Report on Form 8-K filed on September 13, 2005 (Commission file number 1-14287). (b)

10.59	Summary of Compensation Arrangements for Certain Executive Officers, incorporated by reference to Exhibit 10.90 of the Current Report on Form 8-K filed on September 16, 2005 (Commission file number 1-14287). (b)

10.60	Letter Agreement dated December 1, 2005, by and between USEC Inc. and James R. Mellor, Chairman of the Board, incorporated by reference to Exhibit 10.91 of the Current Report on Form 8-K filed on December 6, 2005 (Commission file number 1-14287). (b)

10.61	Summary of Compensation Arrangement with James R. Mellor. (a)(b)

10.62	Summary of 2006 Annual Performance Objectives for Executive Officers, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 10, 2006 (Commission file number 1-14287). (b)

10.63	USEC Inc. 2006 Supplemental Executive Retirement Plan, effective April 24, 2006, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission file number 1-14287). (b)

10.64	Executive Incentive Plan Summary Plan Description, incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287). (b)

10.65	Summary of Employment Arrangement for Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed on September 11, 2006 (Commission File Number 1-14287). (b)

21	Subsidiaries of USEC Inc. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

99.1	Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 99.4 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-14287).

99.2	Annual CEO Certification dated May 25, 2006, as filed with the New York Stock Exchange. (a)

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.