Form 10-Q
period 2007-03-31
USEC INC
filed 2007-05-07
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
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
Yes ☐ No ☑
     As of April 30, 2007, there were 87,412,000 shares of Common Stock issued and outstanding.

     This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: the success of the demonstration and deployment of our American Centrifuge technology including our ability to meet our target cost estimate and schedule for the American Centrifuge Plant and our ability to secure required external financial support; the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under existing long-term contracts to pass on to customers increases in SWU prices under the Russian Contract resulting from significant increases in market prices; the depletion of our uranium inventory in order to meet our uranium delivery obligations under the Russian Contract; changes in existing restrictions on imports of Russian enriched uranium, including the imposition of duties on imports of enriched uranium under the Russian Contract; the elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends in the uranium and enrichment markets and their impact on our profitability and the price we pay for enriched uranium under the Russian Contract; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits and government/regulatory and environmental remediation efforts); the competitive environment for our products and services; changes in the nuclear energy industry; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$238.6	$171.4
Accounts receivable – trade	175.4	215.9
Inventories	1,008.1	900.0
Deferred income taxes	26.0	24.0
Other current assets	91.0	97.8

Total Current Assets	1,539.1	1,409.1
Property, Plant and Equipment, net	192.0	189.9
Other Long-Term Assets
Deferred income taxes	187.8	156.2
Deposits for surety bonds	65.2	60.8
Pension asset	15.7	13.8
Inventories	—	24.2
Goodwill	6.8	6.8
Intangibles	0.5	0.6

Total Other Long-Term Assets	276.0	262.4

Total Assets	$2,007.1	$1,861.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$0.1	$—
Accounts payable and accrued liabilities	138.6	129.1
Payables under Russian Contract	114.7	105.3
Inventories owed to customers and suppliers	118.7	56.9
Deferred revenue and advances from customers	150.6	133.8

Total Current Liabilities	522.7	425.1
Long-Term Debt	150.0	150.0
Other Long-Term Liabilities
Depleted uranium disposition	78.4	71.5
Postretirement health and life benefit obligations	130.6	128.7
Pension benefit liabilities	21.0	20.2
Other liabilities	98.4	79.9

Total Other Long-Term Liabilities	328.4	300.3
Commitments and Contingencies (Note 7)
Stockholders’ Equity	1,006.0	986.0

Total Liabilities and Stockholders’ Equity	$2,007.1	$1,861.4

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Separative work units	$405.0	$234.0
Uranium	15.8	75.8
U.S. government contracts and other	44.2	51.5

Total revenue	465.0	361.3

Cost of sales:
Separative work units and uranium	353.2	225.7
U.S. government contracts and other	38.6	43.6

Total cost of sales	391.8	269.3

Gross profit	73.2	92.0
Special charge for organizational restructuring	—	1.5
Advanced technology costs	33.7	19.8
Selling, general and administrative	12.5	11.7

Operating income	27.0	59.0
Interest expense	3.5	4.7
Interest (income)	(9.9)	(1.8)

Income before income taxes	33.4	56.1
Provision (benefit) for income taxes	(5.9)	21.5

Net income	$39.3	$34.6

Net income per share – basic and diluted	$.45	$.40
Weighted-average number of shares outstanding:
Basic	86.8	86.3
Diluted	87.2	86.6
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$39.3	$34.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.1	9.0
Deferred income taxes	(9.1)	5.4
Changes in operating assets and liabilities:
Accounts receivable – decrease	40.5	60.0
Inventories – net (increase)	(22.1)	(3.0)
Payables under Russian Contract – increase (decrease)	9.4	(33.2)
Deferred revenue, net of deferred costs – increase (decrease)	22.6	(10.5)
Accrued depleted uranium disposition	6.9	4.3
Accounts payable and other liabilities – (decrease)	(9.7)	(31.7)
Other, net	0.6	2.2

Net Cash Provided by Operating Activities	87.5	37.1

Cash Flows Used in Investing Activities
Capital expenditures	(16.1)	(7.5)
Deposits for surety bonds	(4.0)	—

Net Cash (Used in) Investing Activities	(20.1)	(7.5)

Cash Flows Used in Financing Activities
Borrowings under credit facility	1.1	99.0
Repayments under credit facility	(1.0)	(78.5)
Repayment of senior notes	—	(288.8)
Tax benefit related to stock-based compensation	0.3	0.3
Common stock issued (purchased), net	(0.6)	0.9

Net Cash (Used in) Financing Activities	(0.2)	(267.1)

Net Increase (Decrease)	67.2	(237.5)
Cash and Cash Equivalents at Beginning of Period	171.4	259.1

Cash and Cash Equivalents at End of Period	$238.6	$21.6

Supplemental Cash Flow Information:
Interest paid	$4.5	$14.8
Income taxes paid	2.9	22.9
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2007 and 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2006.
     Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.
     The first quarter 2007 results of operations include an out-of-period adjustment that decreased advanced technology costs by approximately $3.0 million attributed to a vendor refund. USEC management deems the amount to be immaterial to its overall results.
     New Accounting Standards Not Yet Implemented
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the statement and have not determined whether or not it will have a material effect on our financial position or results of operations.
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

2. INVENTORIES

	March 31,	December 31,
	2007	2006
	(millions)
Current assets:
Separative work units	$705.6	$701.7
Uranium	293.7	189.1
Materials and supplies	8.8	9.2

	1,008.1	900.0

Long-term assets:
Uranium	—	24.2

Current liabilities:
Inventories owed to customers and suppliers	(118.7)	(56.9)

Inventories, net	$889.4	$867.3

     Inventories Owed to Customers and Suppliers
     Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of low enriched uranium (“LEU”). In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Uranium provided by customers for which title passed to USEC is recorded on the balance sheet at estimated fair values of $5.7 million at March 31, 2007 and $4.3 million at December 31, 2006.
     Additionally, USEC owed separative work units (“SWU”) and uranium inventories to fabricators with a cost totaling $113.0 million at March 31, 2007. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries are made.
     Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $6.7 billion at March 31, 2007, and $5.1 billion at December 31, 2006, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

3. INCOME TAXES
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     USEC adopted the provisions of FIN 48 effective January 1, 2007. As a result of implementing FIN 48, USEC recognized a $31.1 million increase in the liability for unrecognized tax benefits. This increase resulted in a $7.5 million decrease to the January 1, 2007 retained earnings balance and a $23.6 million increase in the deferred tax assets. Implementation of FIN 48 also resulted in an additional $11.4 million decrease to the January 1, 2007 retained earnings balance for accrued interest and penalties. The liability for unrecognized tax benefits was $38.5 million at January 1, 2007, of which $19.5 million would impact the effective tax rate, if recognized.
     USEC and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) has been examining USEC’s federal income tax returns from 1998 through 2003. In addition, in March 2007, USEC and its subsidiaries received notification of an IRS examination of its 2004 and 2005 federal income tax returns that will commence in the second quarter of 2007. With the exception of one issue for tax return years 1998 through 2003, USEC reached agreement with the IRS on all other matters during the first quarter of 2007.
     With the exception of the one issue described below, the applicable U.S. federal statute of limitations expired on March 31, 2007 with respect to tax return years 1998 through 2002. The liability for unrecognized tax benefits decreased $15.4 million and the tax provision decreased $12.7 million in the first quarter, primarily as a result of the statute of limitations expiration. At March 31, 2007, the liability for unrecognized tax benefits, included in other long-term liabilities, was $23.1 million. In addition, it is currently anticipated that the applicable federal statute of limitations with respect to tax return year 2003 will expire in the third quarter of 2007. As of March 31, 2007, the applicable Kentucky and Ohio statutes of limitations for tax return years 2002 onward and 2003 onward, respectively, have not yet expired. In addition to the issue described below, it is reasonably possible that the liability for unrecognized tax benefits could decrease by up to $2.0 million in the next 12 months.
     The remaining issue to resolve in the IRS examination relates to $50.2 million of expenditures incurred at the Paducah gaseous diffusion plant during tax return years 1998 through 2000. These expenditures were incurred to prevent two buildings at the site from collapsing in the event of an earthquake. The IRS is not challenging the ultimate deductibility of these costs, but the timing of such deductibility. As of March 31, 2007, this issue was still unresolved. USEC and the IRS continue to work towards a resolution; however, the timing and amount of such resolution is still uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the IRS to an earlier period.
     USEC recognizes accrued interest as a component of interest expense and accrued penalties as a component of selling, general and administrative expense in the consolidated statement of income, which is consistent with the reporting in prior periods for these items. After implementation of FIN 48, USEC’s balance of accrued interest and penalties was $19.5 million as of January 1, 2007. Accrued interest and penalties expense recorded during the quarter was $1.4 million. In addition, on March 31, 2007, as a result of the expiration of the federal statute of limitations with respect to tax return years 1998 through 2002, $6.6 million of previously accrued interest was reversed and was recorded as interest income in the consolidated statement of income. As of March 31, 2007, accrued interest and penalties totaled $14.3 million.

4. DEBT
     Revolving Credit Facility
     Short-term borrowings under the revolving credit facility amounted to $0.1 million at March 31, 2007, and there were no borrowings at December 31, 2006. The interest rate on short-term borrowings at March 31, 2007 was 8.5%. During the three months ended March 31, 2007, aggregate borrowings were $1.1 million and aggregate repayments were $1.0 million, and the peak amount outstanding was $1.0 million. Letters of credit issued under the facility amounted to $35.8 million at March 31, 2007 and December 31, 2006. Availability under the credit facility declined from $346.2 million at December 31, 2006 to $307.2 million at March 31, 2007 due to a decrease in qualifying inventory assets.
     Senior Notes
     Senior notes bearing interest at 6.750% amounted to $150.0 million at March 31, 2007 and December 31, 2006. The senior notes are due January 20, 2009, and interest is paid every six months on January 20 and July 20. The senior notes are unsecured obligations and rank on a parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. The senior notes may be redeemed by USEC at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium.
     At March 31, 2007, the fair value of the senior notes calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $147.0 million, compared with the balance sheet carrying amount of $150.0 million.
     In January 2006, USEC repaid the remaining balance of 6.625% senior notes amounting to $288.8 million on the scheduled maturity date.
5. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
     Deferred revenue and advances from customers were as follows (in millions):

	March 31,	December 31,
	2007	2006
Deferred revenue	$146.2	$129.4
Advances from customers	4.4	4.4

	$150.6	$133.8

     In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require USEC to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. In such cases, recognition of revenue is deferred until uranium or LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. Related costs associated with deferred revenue, reported in other current assets, totaled $72.6 million at March 31, 2007 and $78.4 million at December 31, 2006.

6. AMERICAN CENTRIFUGE DECONTAMINATION AND DECOMMISSIONING
     USEC leases facilities in Piketon, Ohio from the U.S. Department of Energy (“DOE”) for the American Centrifuge Plant. USEC owns all capital improvements and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. At the conclusion of the 36-year lease period, assuming no further extensions, USEC is required to return these leased facilities to DOE in a condition that meets U.S. Nuclear Regulatory Commission (“NRC”) requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). This creates an asset retirement obligation. As part of the NRC license to operate the American Centrifuge Plant issued in April 2007, USEC is required to provide an acceptable Decommissioning Funding Plan (“DFP”) to the NRC. USEC is required to adjust the cost estimate of the DFP annually prior to operation of the facility at full capacity, and after full capacity is reached, at least every three years. The DFP cost estimate is in 2006 dollars. USEC is required to provide financial assurance to the NRC incrementally based on the DFP as the facility and centrifuges are built and installed. USEC is also required to provide financial assurance to DOE in an amount equal to USEC’s current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of USEC by the NRC for decommissioning. During 2006, USEC provided a surety bond of $8.8 million in accordance with the DFP increment related to American Centrifuge decommissioning. On March 12, 2007, USEC provided an additional surety bond of $8.1 million, in accordance with the DFP increment related to the NRC license application and anticipated commercial plant construction. The 2006 and March 2007 surety bonds were collateralized with interest-earning cash deposits, included in other long-term assets, of $2.0 million and $4.0 million, respectively.
     The accounting for asset retirement obligations requires that the fair value of retirement costs that USEC has a legal obligation to pay be recorded as a liability, with an equivalent amount added to the asset cost as construction of the American Centrifuge Plant takes place. Commensurate with the American Centrifuge Plant commercial lease signed in December 2006, USEC recorded $8.8 million as the estimate of the fair value of the asset retirement obligation at year end. This amount was recorded in construction work in progress and as part of other long-term liabilities. During the first quarter of 2007, USEC reassessed and revised the estimate, reducing the amount recorded in both construction work in progress and other long-term liabilities by $6.1 million to $2.7 million at March 31, 2007.
     In addition to the establishment of an asset retirement obligation during the construction period, the liability is also accreted for the time value of money by applying an interest method of allocation to the liability.
     Changes in USEC’s asset retirement obligation since year end follow (in millions):

Asset
Retirement
Obligation
Balance at December 31, 2006	$8.8
Revision of estimate	(6.1)
Time value accretion (less than $0.1 million)	—

Balance at March 31, 2007	$2.7

     Upon commencement of commercial operations, the asset cost capitalized during the construction period will be depreciated over the appropriate period based on the shorter of the asset life or expected lease period.

7. COMMITMENTS AND CONTINGENCIES
     Power Contracts and Commitments
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases electric power for the Paducah plant under a power purchase agreement signed with the Tennessee Valley Authority (“TVA”) in 2000, as amended in April 2006. Capacity under the TVA agreement is fixed through May 2007. Prices are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. As of March 31, 2007, USEC is obligated, whether or not it takes delivery of electric power, to make minimum payments for the purchase of electric power of approximately $65 million for the period April 1st through May 31st, 2007.
     American Centrifuge Technology
     USEC is working to develop and deploy the American Centrifuge technology as a replacement for the gaseous diffusion technology used at the Paducah plant. The DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. Under the DOE-USEC Agreement, if, for reasons within USEC’s control, USEC fails to meet one or more milestones and the resulting delay would substantially impact USEC’s ability to begin commercial operations on schedule, DOE could take a number of actions that could have a material adverse impact on USEC’s business. These actions include terminating the DOE-USEC Agreement, recommending a reduction or termination of USEC’s access to Russian LEU or revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the American Centrifuge project and requiring us to transfer our rights in centrifuge technology and facilities to DOE royalty-free.
     In March 2007, DOE accepted USEC’s proposal that completion dates for two project milestones be rescheduled. The October 2006 Lead Cascade milestone has been revised to: October 2007 – Lead Cascade operational and generating product assay in a range usable by commercial nuclear power plants. The January 2007 milestone requiring USEC to have secured a financing commitment for a 1 million SWU centrifuge plant has been rescheduled to January 2008. Under its revised deployment schedule, USEC is working toward beginning commercial plant operations of the American Centrifuge Plant in late 2009 and having approximately 11,500 machines deployed in 2012, which USEC expects to operate at a production rate of about 3.8 million SWU per year based on its current estimates of machine output and plant availability. This revised schedule is later than the schedule established by the milestones contained in the DOE-USEC Agreement of beginning commercial plant operations in January 2009, reaching a plant capacity of 1 million SWU in March 2010 and reaching a plant capacity of 3.5 million SWU in 2011, and USEC anticipates reaching agreement with DOE regarding these milestones at a later date.
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth plant. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”) and related claims in connection with invoices submitted under that contract. USEC has responded to DOJ’s letter, indicating that the government does not have any legitimate bases for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. USEC intends to defend vigorously any such claim that might be asserted against it.

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
8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit		Postretirement Health
	Pension Plans		and Life Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service costs	$4.7	$4.6	$1.2	$1.5
Interest costs	10.8	10.2	2.9	2.8
Expected returns on plan assets (gains)	(14.5)	(13.5)	(1.4)	(1.4)
Amortization of prior service costs (credit)	0.4	0.4	(3.6)	(3.7)
Amortization of actuarial losses	0.3	1.3	0.4	0.7

Net benefit costs (income)	$1.7	$3.0	$(0.5)	$(0.1)

     Amortization of prior service credit for the postretirement health and life benefit plans reflects the institution of a lifetime cap on claims after age 65 for medical and drug coverage. The credit is amortized over the average remaining years of service until full eligibility.
     USEC expects total cash contributions to the plans in 2007 will be as follows: $10.1 million for the defined benefit pension plans and $3.3 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of March 31, 2007 were $2.2 million and $0.9 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.
9. STOCK-BASED COMPENSATION
     Stock-based compensation resulted in an expense of $2.5 million, or $1.6 million after tax, for the three months ended March 31, 2007. Stock based compensation resulted in a net credit to operating income of $0.3 million, or $0.2 million after tax, in the three months ended March 31, 2006, reflecting the early termination of a long-term incentive plan. Stock-based compensation costs capitalized as part of the cost of inventory amounted to $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.
     As of March 31, 2007, there was $10.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $9.1 million relates to restricted shares and restricted stock units, and $1.8 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

     Restricted Stock and Restricted Stock Units
     USEC recognized expense of $2.2 million for the three months ended March 31, 2007 related to grants of restricted stock and restricted stock units. USEC recognized a net credit of $0.4 million during the three months ended March 31, 2006 related to these plans. This credit reflects the early termination of a three-year performance component of the long-term incentive program under the 1999 Equity Incentive Plan for senior executive officers.
     Stock Options
     During the three months ended March 31, 2007, USEC granted new options to purchase 258,000 shares of common stock. Assumptions used in the Black-Scholes option pricing model to value option grants for the three months ended March 31, 2007 and 2006 follow:

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.5%	4.6%
Expected dividend yield	—	—
Expected volatility	42%	41%
Expected option life	3.5 years	3.5 years
Weighted-average grant date fair value	$4.77	$4.30
     USEC recognized expense related to stock options of $0.3 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. The total intrinsic value of options exercised was $0.4 million and $1.0 million during the three months ended March 31, 2007 and 2006, respectively. Cash received from the exercise of stock options during the three months ended March 31, 2007 and 2006 was $0.4 million and $1.2 million, respectively.
10. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common
	Stock,				Accumulated
	Par Value	Excess of			Other	Total
	$.10 per	Capital over	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Share	Par Value	Earnings	Stock	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2006	$10.0	$970.6	$137.5	$(95.5)	$(36.6)	$986.0	$—
Implementation of FIN 48, net of tax (Note 3)	—	—	(18.9)	—	—	(18.9)	—

Common stock issued:
Proceeds from the exercise of stock options	—	—	—	0.4	—	0.4	—
Restricted and other stock issued, net of amortization	—	(0.5)	—	1.3	—	0.8	—
Amortization of actuarial losses and prior service costs (credits), net of tax	—	—	—	—	(1.6)	(1.6)	(1.6)
Net income	—	—	39.3	—	—	39.3	39.3

Balance at March 31, 2007	$10.0	$970.1	$157.9	$(93.8)	$(38.2)	$1,006.0	$37.7

     Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 8.

11. NET INCOME PER SHARE
     Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by increasing the weighted average number of shares by the assumed conversion of potentially dilutive stock compensation awards.

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Weighted-average number of shares outstanding:
Basic	86.8	86.3
Dilutive effect of stock compensation awards	0.4	0.3

Diluted	87.2	86.6

     Other options to purchase shares of common stock having an exercise price greater than the average share market price are also excluded from the calculation of diluted earnings per share.

	Three Months Ended
	March 31,
	2007	2006
Options excluded from diluted earnings per share calculation:
Options to purchase common stock (in millions)	0.1	0.2
Exercise price	$14.28 to $16.90	$13.25 to $16.90

12. SEGMENT INFORMATION
     USEC has two reportable segments: the LEU segment with two components, SWU and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants, as well as nuclear energy solutions provided by NAC International Inc. Gross profit is USEC’s measure for segment reporting. Intersegment sales between the reportable segments amounted to less than $0.1 million in the three months ended March 31, 2007 and the three months ended March 31, 2006 and have been eliminated in consolidation.

	Three Months Ended
	March 31,
	2007	2006
	(millions)
Revenue
LEU segment:
Separative work units	$405.0	$234.0
Uranium	15.8	75.8

	420.8	309.8
U.S. government contracts segment	44.2	51.5

	$465.0	$361.3

Segment Gross Profit
LEU segment	$67.6	$84.1
U.S. government contracts segment	5.6	7.9

Gross profit	73.2	92.0
Special charge for organizational restructuring	—	1.5
Advanced technology costs	33.7	19.8
Selling, general, and administrative	12.5	11.7

Operating income	27.0	59.0
Interest (income) expense, net	(6.4)	2.9

Income before income taxes	$33.4	$56.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties included in the annual report on Form 10-K for the year ended December 31, 2006.
Overview
     USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	are in the process of demonstrating, and expect to deploy, what we anticipate will be the world’s most efficient uranium enrichment technology, known as the American Centrifuge,

•	perform contract work for the U.S. Department of Energy (“DOE”) and DOE contractors at the Paducah and Portsmouth plants, and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services, including nuclear materials tracking.
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
     Our View of the Business Today
     The year 2007 is a critical year for USEC as we focus our efforts on addressing a significant downward trend in our gross profit margins and cash flows, while at the same time working to identify an achievable path forward for financing and building a new commercial uranium enrichment plant that we call the American Centrifuge Plant.

     Our cost of sales increased during the first quarter and will continue to increase during 2007 as a result of a greater than 50% increase in the price we pay for electric power used by our gaseous diffusion plant in Paducah, Kentucky. This price increase went into effect in June 2006 as part of a one-year pricing agreement signed with the Tennessee Valley Authority (“TVA”), which supplies all of the power for the Paducah plant. The impact of this increase is only now being fully realized and increased power prices will put significant pressure on our gross profit margin this year and beyond. We are currently negotiating with TVA regarding power prices beyond May 31, 2007. We are looking to moderate the previous price increase and contract for additional power. We are also discussing the possibility of a multi-year agreement to provide us with additional stability. However, we may not achieve these desired results and regardless of what we are able to negotiate, we expect the high cost of power to continue to adversely affect our gross profit margin until the American Centrifuge Plant is complete. Purchase costs for LEU delivered under the Russian Contract, which accounts for approximately 50% of our supply mix, are also increasing at a faster rate than price increases under existing contracts with our customers. This is also having a negative impact on our gross profit margin.
     The market price for our product continues to improve and market fundamentals suggest that SWU prices should remain firm as supply and demand for LEU needed to fuel the next generation of reactors seek a balance. It is against this backdrop that we are working to deploy the American Centrifuge technology. A stable domestic enrichment market is essential to the successful financing and deployment of the American Centrifuge technology.
     The Russian government has said it will not extend the current Megatons to Megawatts program beyond 2013 and has been negotiating with the U.S. government regarding direct sales to U.S. utilities after that date. Given the high priority that the Bush Administration has placed on ensuring a secure domestic nuclear fuel supply, we believe the U.S. government will seek reasonable limits on Russian imports beyond 2013. We support a balanced approach that will provide the market with fairly-priced Russian LEU while sustaining a stable domestic enrichment market that can support investment in new uranium enrichment facilities. If, however, Russia were permitted to begin selling substantial quantities before we have secured an adequate backlog of sales of LEU produced by the American Centrifuge Plant, that would present a significant risk that long-term SWU prices could drop to a level where USEC could no longer justify an investment in the American Centrifuge Plant.
     During the first quarter, we had a number of successes with respect to the American Centrifuge project. On April 13, 2007, we received a license from the U.S. Nuclear Regulatory Commission (“NRC”) to construct and operate the American Centrifuge Plant, marking the culmination of a two-and-a-half year process that included comprehensive environmental and safety reviews. Separately, the U.S. Department of Energy (“DOE”) accepted our proposal for two revised milestones under the DOE-USEC Agreement that are consistent with the new deployment schedule we set out in mid-February. On the technology front, we continue to work with our project participants to begin Lead Cascade operations and meet our re-baselined target to build the American Centrifuge Plant. The Lead Cascade is the first group of centrifuges configured in a cascade in the Piketon, Ohio facility. We are currently assembling and installing the centrifuges for the Lead Cascade and we are on track to begin operations in mid-2007 and to meet a revised milestone of October 2007 for determining that the Lead Cascade is operational and generating commercial product assay. We are also pursuing cost mitigation approaches involving value engineering, high volume manufacturing efficiencies and system/component refurbishment versus replacement to meet our target cost estimate and help offset potential future cost increases as we proceed from demonstration to deployment of the project. Our target estimate for the cost of deployment of the American Centrifuge Plant is $2.3 billion in nominal dollars, including amounts already spent and not including costs of financing or a reserve for general contingencies.
     We are focused on working to obtain some form of investment or other participation by a third party and/or the U.S. government to raise the capital needed to finance construction of the American Centrifuge Plant. We expect to spend approximately $340 million in 2007 on the American Centrifuge project. The rate of planned investment will increase substantially after 2007 under our new deployment schedule, with spending in 2008 currently projected to be about double the level of 2007. Given the declining level of cash generated by our existing operations due primarily to increases in electric power costs, the increase in cost to complete the American Centrifuge project and the current level of perceived risk in the project, we will need some form of investment or other participation by a third party and/or support from the U.S. government to raise the capital required in 2008 and beyond to complete the project on our deployment schedule.

     We have been seeking the support of the U.S. government in two ways. First, we have been discussing with DOE the potential for USEC to re-enrich uranium contained in cylinders of depleted uranium, also known as “tails.” These tails were generated during the several decades that the U.S. government operated its gaseous diffusion plants in Kentucky, Ohio and Tennessee. These cylinders are owned by the U.S. government and are being held as a liability pending their ultimate disposal. Because the market price of uranium has increased dramatically over the past three years, it now makes economic sense to reclaim more of the U235 content remaining in these byproduct cylinders. USEC has the only domestic enrichment plant capable of processing and reclaiming the U235 content from these cylinders, so we believe we are ideally suited to this task. We have been discussing with DOE the potential for USEC to re-enrich the uranium contained in these cylinders for the benefit of USEC, its customers and the U.S. government. Any agreement for the re-enrichment of DOE’s tails will require action by the U.S. government, and the nature and the timing of any action is uncertain.
     If we can reach agreement with the government regarding this material, USEC would generate additional uranium sales that could improve our cash flows from operations and help offset the higher cost of electric power at the Paducah plant. This would improve our financial profile in the view of the financial markets. Our electric utility customers would also benefit from additional uranium supply in the marketplace. The U.S. government could gain a uranium supply that it could hold as a strategic reserve much like the national petroleum strategic reserve, and provide an assurance of uranium supply for new nuclear power reactors being proposed in the United States. The U.S. government would also benefit from a smaller disposal liability because fewer cylinders of tails will remain after the re-enrichment process.
     Second, we have submitted a pre-application for a loan guarantee under the DOE’s loan guarantee program. It is a competitive process but we believe USEC is well qualified for loan guarantees under criteria for both energy conservation and nuclear power. However, the program is still being established and additional funding will be required for any meaningful loan guarantees to be offered. We do not expect to hear about potential awards before late 2007 or early 2008.
     We have also been exploring ways in which our customers and American Centrifuge project participants and vendors could help support the financing of the project. In addition, we continue to pursue operational initiatives to improve our financial position and increase the probability of a successful financing of the project.
     We are focused on meeting these substantial challenges, and we are encouraged about the prospects for the nuclear power industry and the important role that USEC will play in fueling that future. We believe that over the longer term, the deployment of the American Centrifuge Plant would provide our customers with an efficient and reliable source of low enriched uranium, and that our production costs would be more predictable and stable than under the current technology’s variable and high power costs. In addition, the American Centrifuge Plant would provide the United States with energy security for nuclear fuel, which provides substantial national security benefits.
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
     Our financial performance over time can be significantly affected by changes in prices for SWU. The SWU price indicator for new long-term contracts, as published by TradeTech in Nuclear Market Review, is an indication of base year prices under new long-term enrichment contracts in our primary markets. Following are the long-term price for uranium hexafluoride, as calculated using indicators published in Nuclear Market Review, the spot price indicator for uranium hexafluoride, and the SWU price indicator:

	March 31,	December 31,	March 31,
	2007	2006	2006
SWU price indicator ($/SWU)	$139.00	$136.00	$122.00
Uranium hexafluoride:
Spot price indicator ($/KgU)	260.00	199.00	119.00
Long-term price composite ($/KgU)	234.34	192.54	118.63
     Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags the current price indicators. While the SWU price indicator increased 14% from March 31, 2006 to March 31, 2007, we estimate the average SWU price billed to customers in 2007 will be about 4 to 5% higher than in 2006.
     A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium. Revenue from uranium sales, and related earnings and cash flows, is decreasing as our inventory of uranium available for sale is reduced. We expect the volume of uranium delivered in 2007 to decline by about half compared to 2006. Most of our uranium beyond our working stock has been committed under sales contracts with utility customers, and the positive impact of higher market prices is limited to a decreasing number of sales under new contracts and to sales under contracts with prices determined at the time of delivery.
     We will continue to supplement our supply of uranium by underfeeding the production process at the Paducah plant as long as it continues to be economical, and by purchasing uranium from suppliers in connection with specific customer contracts. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Although rising uranium prices in the market may continue to make underfeeding economical, increases in power costs reduce the benefits of underfeeding.

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
     Revenue from U.S. Government Contracts
We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby and processing out-of-specification uranium at the Portsmouth plant. DOE and USEC have periodically extended the cold standby program, and we anticipate continued funding through 2008. The program was modified beginning in 2006 to include actions necessary to transition to a preliminary decontamination and decommissioning program (“cold shutdown”). Processing of USEC-owned out-of-specification uranium under contract with DOE was completed in October 2006, and we expect that the processing of DOE-owned out-of-specification uranium for DOE will continue through September 2008. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations, and the processing of out-of-specification uranium is currently funded through February 2008. Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency. Revenue from U.S. government contracts includes revenue from NAC.
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

     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2006, the power load at the Paducah plant averaged 1,370 megawatts. We purchase electric power for the Paducah plant under a power purchase agreement signed with TVA in 2000. On June 1, 2006, fixed, below market prices under the 2000 TVA power contract expired and a new one-year pricing agreement went into effect. Costs for electric power increased from approximately 60% of production costs at the Paducah plant to approximately 70%. Pricing under the 2006 amendment is about 50% higher than the previous pricing, and is also subject to a fuel cost adjustment to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. The increase in electric power costs has significantly increased overall LEU production costs, and will increasingly reduce our gross profit margin and cash flow. Negotiations with TVA for the quantity and prices of power beginning June 1, 2007 are expected to be finalized during the second quarter.
     We are required to provide financial assurance to support our payment obligations to TVA. These include an irrevocable letter of credit and weekly prepayments based on the price and our usage of power.
     We store depleted uranium at the Paducah and Portsmouth plants and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process our depleted uranium if we provided it to DOE. If we were to dispose of our uranium in this way, we would be required to reimburse DOE for the related disposition costs of our depleted uranium, including our pro rata share of DOE’s capital costs. Our estimate of the unit disposal cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves, and was increased by 2% in the first quarter of 2007 as a result of our review of current data available. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance (refer to “Liquidity and Capital Resources – Financial Assurances and Related Liabilities”). Our estimate of the unit disposition cost for accrual purposes is approximately 35% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability, as well as financial assurance we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
     A new labor contract was negotiated with the guards union (Security, Police, Fire Professionals of America Local 111) at the Paducah plant. The contract has a five-year term and will run until March 2012.
     American Centrifuge Technology
     We continue our substantial efforts at developing and deploying the American Centrifuge technology as a replacement for the gaseous diffusion technology used at our Paducah plant. The NRC issued a construction and operating license to us on April 13, 2007 for the American Centrifuge Plant. The license is for a 30-year period and allows us to begin construction on the commercial plant that we anticipate would provide about 3.8 million SWU of production based on current estimates of machine output and plant availability. The American Centrifuge technology is modular by design and plant output can be expanded. The NRC’s May 2006 Environmental Impact Statement evaluated the modular expansion of the plant to about double its currently planned production capability.
     The DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. Under the DOE-USEC Agreement, if, for reasons within our control, we fail to meet one or more milestones and the resulting delay would substantially impact our ability to begin commercial operations on schedule, DOE could take a number of actions that could have a material adverse impact on our business. These actions include terminating the DOE-USEC Agreement, recommending a reduction or termination of our access to Russian LEU or revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer our rights in centrifuge technology and facilities to DOE royalty-free.
     In March 2007, DOE accepted our proposal that completion dates for two project milestones be rescheduled. The October 2006 Lead Cascade milestone has been revised to: October 2007 – Lead Cascade operational and generating product assay in a range usable by commercial nuclear power plants. The January 2007 milestone requiring us to have secured a financing commitment for a 1 million SWU centrifuge plant has been rescheduled to January 2008. Under our revised deployment schedule, we are working toward beginning commercial plant operations of the American Centrifuge Plant in late 2009 and having approximately 11,500 machines deployed in 2012, which we expect to operate at a production rate of about 3.8 million SWU per year based on our current estimates of machine output and plant availability. Our revised schedule is later than the schedule established by the milestones contained in the DOE-USEC Agreement of beginning commercial plant operations in January 2009, reaching a plant capacity of 1 million SWU in March 2010 and reaching a plant capacity of 3.5 million SWU in 2011, and we anticipate reaching agreement with DOE regarding these milestones at a later date.
     Expenditures related to American Centrifuge technology for the three months ended March 31, 2007 and 2006, as well as to-date activity, follow (in millions) :

			Cumulative
	Three Months Ended		as of
	March 31,		March 31,
	2007	2006	2007
Total expenditures, including accruals (A)	$40.7	$25.1	$411.4

Amount expensed	$33.4	$19.5	$340.8
Amount capitalized (B)	$7.3	$5.6	$70.6

(A)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations.

(B)	Cumulative capitalized costs as of March 31, 2007 include interest of $5.2 million.
     For discussions of the financing plan for the American Centrifuge program, see “Management’s Discussion and Analysis – Liquidity and Capital Resources.” For discussions of the target cost estimate for the American Centrifuge program, see “Management’s Discussion and Analysis – Our View of the Business Today” in our 2006 Annual Report on Form 10-K. Risks and uncertainties related to the demonstration, construction and deployment of the American Centrifuge technology are described in Item 1A, “Risk Factors” of our 2006 Annual Report on Form 10-K.
     Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR™ dual-purpose dry storage system for spent fuel.

     Government Investigation of Imports from France
     USEC expects that in May 2007, the U.S. Department of Commerce (“DOC”) will terminate the order it imposed on imports of French LEU in 2002 to offset subsidies granted to our French competitors. The termination is the result of the decision in 2005 of the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) that a subsidy provided through government payments under SWU contracts at above-market prices is not subject to the U.S. countervailing duty (anti-subsidy) law. Because the 2002 order was based primarily on subsidies provided through such a contract, the Federal Circuit’s decision meant that there was no longer a basis to support imposition of the countervailing duty order. Our appeals over the past year to narrow the scope of the Federal Circuit’s decision and keep the order in place were unsuccessful.
     The antidumping duty order applicable to imports of French LEU remains in effect. Appeals are pending before the Federal Circuit by USEC and the Department of Justice regarding the implementation of the Federal Circuit’s 2005 decision that SWU contracts are sales of services that are not subject to the antidumping law. Once those appeals are resolved, any of the parties to the appeal could petition the U.S. Supreme Court to review the Federal Circuit’s decisions regarding the antidumping order.
     On January 3, 2007, the DOC and the U.S. International Trade Commission (“ITC”) initiated “sunset” reviews of the antidumping and countervailing duty orders against French LEU. In these reviews, which occur every five years, the DOC will determine whether termination of the orders is likely to lead to a continuation or recurrence of dumping or subsidization of French LEU. The ITC will determine whether termination of the orders is likely to lead to a continuation or recurrence of material injury to the U.S. enrichment industry. If either agency reaches a negative determination, the orders would be revoked and duties on imports of French LEU would no longer be collected.
     We are supporting continuation of the orders in the proceedings before both the DOC and ITC. The DOC is expected to issue its determination in the sunset review in May 2007, and the ITC is expected to issue its determination in December 2007, unless the ITC extends the deadline for this determination to March 2008.

     Results of Operations – Three Months Ended March 31, 2007 and 2006
     The following tables show for the three months ended March 31, 2007 and 2006, certain items from the accompanying consolidated condensed statements of income detailed by reportable segments and in total.
     Segment Information
     We have two reportable segments measured and presented through the gross profit line of our income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants as well as nuclear energy solutions provided by NAC. Intersegment sales between the reportable segments were less than $0.1 million in the three months ended March 31, 2007 and the three months ended March 31, 2006 and have been eliminated in consolidation. Segment information follows (in millions):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		U.S.			U.S.
		Government			Government
	LEU	Contracts		LEU	Contracts
	Segment	Segment	Total	Segment	Segment	Total
Revenue.	$420.8	$44.2	$465.0	$309.8	$51.5	$361.3
Cost of sales	353.2	38.6	391.8	225.7	43.6	269.3

Gross profit	$67.6	$5.6	$73.2	$84.1	$7.9	$92.0

     Revenue
     Total revenue increased $103.7 million (or 29%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, due to increases in the sales of SWU, partly offset by declines in uranium sales and revenues in the U.S. government contracts segment. Revenues from the LEU segment are presented in the following table (in millions, except percentage change):

	Three Months Ended
	March 31,	March 31,	Increase	Percentage
	2007	2006	(Decrease)	Change
SWU Revenue	$405.0	$234.0	$171.0	73%
Uranium Revenue	15.8	75.8	(60.0)	(79)%

Total LEU Revenue	$420.8	$309.8	$111.0	36%

     The increase in revenue from sales of SWU reflected increases in the volume of SWU sold and the average price billed to customers. Revenue from the sales of SWU under barter contracts, based on the estimated fair value of uranium received in exchange for SWU, was $50.8 million in the three months ended March 31, 2007 and $12.5 million in the corresponding period in 2006. The volume of SWU sales increased 56% in the three months ended March 31, 2007, compared to the corresponding period in 2006, due to the timing of utility customer refuelings and net increases in purchases under contract. We estimate the volume of SWU sales in 2007 will be about 10% higher than in 2006. The volume of SWU sales in the first quarter of 2007 represented about one-fourth of the estimated total for 2007, whereas the volume in the first quarter of 2006 represented only about one-sixth of the annual total.

     The average SWU price increased 11% in the three months ended March 31, 2007, compared to the corresponding period in 2006. Excluding the sales of SWU under barter contracts, the average SWU price billed to customers increased 6% compared to the corresponding period in 2006. The increase reflects higher prices charged to customers under contracts signed in recent years, price increases from contractual provisions for inflation and market adjustments, and the customer mix. We estimate the overall average SWU price in 2007 will be about 4 to 5% higher than in 2006.
     The volume of uranium sold declined 54% in the three months ended March 31, 2007. We expect the volume of uranium delivered in 2007 to decline by about half compared to 2006. The average price for uranium delivered declined 55% in the three-month period because the reduced volume of sales was more heavily weighted toward older, lower-priced contracts. We currently estimate about a 5% increase in the average uranium price billed to customers in 2007 compared to 2006.
     Revenue from the U.S. government contracts segment declined $7.3 million (or 14%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, due to net declines in DOE and other contract work at the Portsmouth and Paducah plants, and timing of sales for NAC during the comparative quarter.
     Cost of Sales
     Cost of sales for SWU and uranium increased $127.5 million (or 56%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, due to the increase in SWU sales volume and SWU and uranium unit costs, partly offset by the decline in uranium sales volume. Cost of sales per SWU was 8% higher in the three months ended March 31, 2007, compared to the corresponding period in 2006, reflecting increases in the monthly moving average inventory costs. Under the monthly moving average inventory cost method we use to value our SWU and uranium inventories, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over current and future periods.
     Production costs increased $59.2 million (or 47%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, reflecting a 44% increase in unit production costs and a 2% increase in production volume. The cost for electric power increased $55.4 million in the three months ended March 31, 2007, compared to the corresponding period in 2006, reflecting an increase in the average cost per megawatt hour.
     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $37.0 million in the three months ended March 31, 2007, compared to the corresponding period in 2006, reflecting increased volume based on the timing of deliveries and, to a lesser extent, increases in the market-based purchase cost.
     Cost of sales for the U.S. government contracts segment declined $5.0 million (or 11%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, due primarily to net declines in DOE and other contract work at the Portsmouth and Paducah plants.
     Gross Profit
     Our gross profit margin was 15.7% in the three months ended March 31, 2007, compared to 25.5% in the corresponding period in 2006. We estimate our gross profit margin for the full year will be roughly 9 to 10% in 2007, compared to 18% in 2006, reflecting higher production costs resulting from an increase in power costs beginning in June 2006, partly offset by higher average sale prices for SWU and uranium.

     Gross profit for SWU and uranium declined $16.5 million (or 20%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, due to the decrease in uranium volume sold, an increase in the SWU unit cost, and a decline in the average uranium price, partly offset by an increase in the average SWU price and a higher volume of SWU sold.
     Gross profit for the U.S. government contracts segment declined $2.3 million (or 29%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, primarily due to a decline in the timing of sales of NAC products and services.
Non-Segment Information
     The following table presents elements of the accompanying consolidated condensed statements of income that are not categorized by segment (amounts in millions):

	Three Months Ended
	March 31,
	2007	2006
Gross profit	$73.2	$92.0
Special charge for organizational restructuring	—	1.5
Advanced technology costs	33.7	19.8
Selling, general and administrative	12.5	11.7

Operating income	27.0	59.0
Interest expense	3.5	4.7
Interest (income)	(9.9)	(1.8)

Income before income taxes	33.4	56.1
Provision (benefit) for income taxes	(5.9)	21.5

Net income	$39.3	$34.6

     Special Charge for Organizational Restructuring
     In connection with our organizational restructuring announced in September 2005, we accrued facility-related charges of $1.5 million during the first quarter of 2006 related to efforts undertaken to consolidate office space at the headquarters location in Bethesda, Maryland. We ceased use of a portion of the headquarters office space by the end of the first quarter of 2006 leading to the facility- related charge.
     Advanced Technology Costs
     Advanced technology costs increased $13.9 million (or 70%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, reflecting increased demonstration costs for the American Centrifuge technology. The first quarter 2007 results of operations include an out-of-period adjustment that decreased advanced technology costs by approximately $3.0 million attributed to a vendor refund. USEC management deems the amount to be immaterial to its overall results. NAC-related advanced technology costs were $0.3 million for the three months ended March 31, 2007 and 2006.
     Selling, General and Administrative
     Selling, general and administrative expenses increased $0.8 million (or 7%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, reflecting a credit in the 2006 period for a change in the long-term incentive program under the 1999 Equity Incentive Plan for senior executive officers. Offsetting some of the increases in compensation cost in the comparative period were reductions in leased office space as we ceased use of a portion of the headquarters office space by the end of the first quarter of 2006.

     Operating Income
     Operating income declined $32.0 million (or 54%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, reflecting lower gross profits and increases in advanced technology costs.
     Interest Expense and Interest Income
     Interest expense declined $1.2 million (or 26%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, resulting primarily from our repayment of $288.8 million of our 6.625% senior notes in the first quarter of 2006, slightly offset by increases of accrued interest for taxes. Interest income increased $8.1 million (or 450%) in the three months ended March 31, 2007, compared to the corresponding period in 2006, due, in large part, to reversals of accrued interest expense on taxes associated with accruals recorded upon the adoption of FIN 48 effective January 1, 2007. These reversals were in connection with the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2002.
     Provision (Benefit) for Income Taxes
     The income tax benefit for the three months ended March 31, 2007 was $5.9 million which included the effects of approximately $12.7 million of benefits due to reversals of accruals previously recorded and those associated with the adoption of FIN 48 effective January 1, 2007. These reversals resulted from the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2002. An effective tax rate of 20%, exclusive of these reversals, was applied to income before income taxes based on our anticipated earnings for 2007 and changes in state tax laws effective January 1, 2007. The effective tax rate in 2007, consistent with previous guidance provided, was expected to be in the range of 15 to 20% exclusive of the reversals recorded during the quarter. The overall effective income tax rate for the three months ended March 31, 2006 was 38%.
     Net Income
     Net income was $39.3 million (or $.45 per share) in the three months ended March 31, 2007, compared with net income of $34.6 million (or $.40 per share) in the corresponding period in 2006. The $4.7 million increase in net income was a result of approximately $16.9 million tax-related effects from the impact of reversals of accruals previously recorded and those associated with the adoption of FIN 48, released upon the U.S. federal statute of limitations expiration. The expiration on March 31, 2007 of the statute of limitations with respect to tax return years 1998 through 2002 reversed taxes and interest that were established as a result of the adoption of FIN 48 on January 1, 2007. Offsetting these positive impacts to net income were the after-tax impacts of reduced operating income.
2007 Outlook Update
     USEC has updated its earnings guidance for 2007 to reflect the impacts of approximately $16.9 million of non-cash reversals of prior income tax-related accruals. We now expect net income to be approximately breakeven for the full year based on these reversals. We reiterate our previous guidance, provided in our 2006 Annual Report on Form 10-K, for cash flow from operations in 2007 of negative $65 to $75 million. We also reiterate our previous guidance for revenue, cost of sales, gross profit margin and American Centrifuge spending. The prior guidance contained a number of assumptions and uncertainties that could affect results positively or negatively, and those factors are also reiterated.

Liquidity and Capital Resources
     We generated positive cash flows from operating activities of $87.5 million and $37.1 million in the three months ended March 31, 2007 and 2006, respectively. We provide for additional liquidity through our cash balances, working capital and access to our bank credit facility. We expect that our cash, internally generated funds from operations and available financing under the credit facility will be sufficient over the next 12 months to meet our cash needs, including the funding of American Centrifuge project activities.
     Our target estimate for the cost of deployment of the American Centrifuge Plant is $2.3 billion in nominal dollars, including amounts already spent and not including costs of financing or a reserve for general contingencies. We expect to spend approximately $340 million on the project in 2007. The rate of planned investment will increase substantially after 2007 under our deployment schedule, with spending in 2008 currently projected to be about double the level of 2007. Given the expected declining level of cash generated by our existing operations due primarily to increases in electric power costs, the increase in cost to complete the American Centrifuge project and the current level of perceived risk in the project, we will need some form of investment or other participation by a third party and/or support from the U.S. government to raise the capital required in 2008 and beyond to complete the project on our deployment schedule. We have been exploring such investment or other participation with companies that might have a strategic interest in the nuclear fuel business and with the U.S. government, which we believe has an interest in the deployment of U.S.-owned centrifuge technology. We have also been exploring ways in which our customers and American Centrifuge project participants and vendors could help support the financing of the project. In addition, we continue to pursue operational initiatives to improve our financial position and increase the probability of a successful financing of the project.
     The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended
	March 31,
	2007	2006
Net Cash Provided by Operating Activities	$87.5	$37.1
Net Cash (Used in) Investing Activities	(20.1)	(7.5)
Net Cash (Used in) Financing Activities	(0.2)	(267.1)

Net Increase (Decrease) in Cash and Cash Equivalents	$67.2	$(237.5)

     Operating Activities
     Cash flow from operating activities was $87.5 million in the three months ended March 31, 2007, compared with $37.1 million in the corresponding period in 2006, or $50.4 million more cash generated from operating activities period to period. During the three months ended March 31, 2007, results of operations contributed $39.3 million to cash flow along with a reduction in accounts receivable of $40.5 million from customer collections following a high level of sales in the fourth quarter of 2006.
     Investing Activities
     Capital expenditures amounted to $16.1 million in the three months ended March 31, 2007, compared with $7.5 million in the corresponding period in 2006. Capital expenditures include expenditures associated with the American Centrifuge Plant of $13.5 million in the three months ended March 31, 2007, compared with $5.6 million in the corresponding period in 2006. In addition, cash deposits of $4.0 million were provided in March 2007 as collateral for an $8.1 million surety bond, in anticipation of receipt of the American Centrifuge Plant license from the NRC.

     Financing Activities
     During the three months ended March 31, 2007, aggregate borrowings were $1.1 million and aggregate repayments were $1.0 million, and the peak amount borrowed was $1.0 million. Short-term borrowings under the revolving credit facility amounted to $0.1 million at March 31, 2007, and there were no borrowings at December 31, 2006.
     We repaid the remaining principal balance of our 6.625% senior notes of $288.8 million on the scheduled maturity date of January 20, 2006, using cash on hand and borrowing under our bank credit facility of approximately $78.5 million. We repaid the $78.5 million borrowing with funds from operations by the end of January 2006.
     There were 87.4 million shares of common stock outstanding at March 31, 2007, compared with 87.1 million at December 31, 2006, an increase of 0.3 million shares (or 0.3%). There were 86.9 million shares of common stock outstanding at March 31, 2006, compared with 86.6 million at December 31, 2005, an increase of 0.3 million shares (or 0.3%).
     Working Capital

	March 31,	December 31,
	2007	2006
	(millions)
Cash and cash equivalents	$238.6	$171.4
Accounts receivable – trade	175.4	215.9
Inventories	1,008.1	900.0
Short-term debt	(0.1)	—
Other current assets and liabilities, net	(405.6)	(303.3)

Working capital	$1,016.4	$984.0

     Capital Structure and Financial Resources
     At March 31, 2007, our long-term debt consisted of $150.0 million of 6.750% senior notes due January 20, 2009. The senior notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. The total debt-to-capitalization ratio was 13% at March 31, 2007 and at December 31, 2006.
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
     Utilization of the revolving credit facility at March 31, 2007 and December 31, 2006 follows:

	March 31,	December 31,
	2007	2006
	(millions)
Short-term borrowings	$0.1	$—
Letters of credit	35.8	35.8
Available credit	307.2	346.2

     Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. The decrease of $39.0 million in available credit at March 31, 2007 is due to a decline in qualifying inventory assets resulting from higher than planned sales in the first quarter. While qualifying assets declined, the increase in sales improved the cash balance for the quarter. Qualifying assets are reduced by a $150.0 million reserve referred to in the agreement as the “senior note reserve” tied to the aggregate amount of proceeds received by us from any future debt or equity offerings. The senior note reserve reduces availability under the credit facility only at such time and to the extent that we do not have sufficient qualifying assets available to cover the reserve and our other reserves. Our other reserves against our qualifying assets currently consist primarily of a reserve for future obligations to DOE with respect to the turnover of the gaseous diffusion plants at the end of the term of the lease of these facilities.
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of March 31, 2007, we were in compliance with all of the covenants.
     On April 11, 2007, Moody’s changed USEC’s outlook from “rating under review” to “negative” and lowered USEC’s corporate family rating from B1 to B3 and senior unsecured debt rating from B3 to Caa2. Our current credit ratings are as follows:

	Standard & Poor’s	Moody’s
Corporate credit/family rating	B-	B3
Senior unsecured debt	CCC	Caa2
Outlook	Negative	Negative
     We do not have any debt obligations that are accelerated or in which interest rates increase in the event of a credit rating downgrade, although reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future.
     Financial Assurances and Related Liabilities
     The NRC requires that we guarantee the disposition of our depleted uranium and stored wastes with financial assurance. The financial assurance requirement for depleted uranium and stored wastes is based on the quantity of depleted uranium and waste at the end of the prior year plus expected depleted uranium generated over the current year.

     Financial assurances are also provided for the ultimate decontamination and decommissioning (“D&D”) of the American Centrifuge facilities to meet NRC and DOE requirements. We provided an $8.1 million surety bond to DOE in March 2007 related to expected construction activities commencing in the second quarter of 2007 as a result of the anticipated issuance of the NRC license. On April 13, 2007, we received the NRC license to construct and operate the American Centrifuge Plant.
     The surety bonds for the disposition of depleted uranium and for D&D are collateralized by interest earning cash deposits included in other long-term assets. A summary of financial assurances, related liabilities and cash collateral follows (in millions):

	March 31,	December 31,
	2007	2006
Depleted Uranium:
Long-term liability for depleted uranium disposition	$78.4	$71.5

Financial assurance primarily for depleted uranium:
Letters of credit	$24.1	$24.1
Surety bonds	130.6	130.6

Total financial assurance primarily for depleted uranium	$154.7	$154.7

Decontamination and decommissioning (“D&D”) of American Centrifuge:
Long-term liability for asset retirement obligation	$2.7	$8.8

Financial assurance related to D&D:
Letters of credit	$—	$—
Surety bonds	16.9	8.8

Total financial assurance related to D&D	$16.9	$8.8

Other financial assurance:
Letters of credit	$11.7	$11.7
Surety bonds	2.6	3.6

Total other financial assurance	$14.3	$15.3

Total financial assurance:
Letters of credit	$35.8	$35.8
Surety bonds	150.1	143.0

Total financial assurance	$185.9	$178.8

Cash collateral deposit for surety bonds for depleted uranium and D&D	$65.2	$60.8

Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the credit facility and the surety bonds as discussed above, there were no material off-balance sheet arrangements, obligations, or other relationships at March 31, 2007 or December 31, 2006.
New Accounting Standards Not Yet Implemented
     Reference is made to New Accounting Standards Not Yet Implemented in note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At March 31, 2007, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has long-term debt consisting of $150.0 million in 6.750% senior notes scheduled to mature January 20, 2009. At March 31, 2007, the fair value of the senior notes is $147.0 million and the balance sheet carrying amount is $150.0 million. The fair value is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. USEC has not entered into financial instruments for trading purposes.
     Reference is made to our disclosures in Item 7A of our 2006 Annual Report on Form 10-K and the additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:
•	commodity price risk for electric power requirements for the Paducah plant (refer to “Overview – Cost of Sales” and “Results of Operations – Cost of Sales”),

•	commodity price risk for raw materials needed for construction of the American Centrifuge Plant, that could affect the overall cost of the project, and

•	interest rate risk relating to any outstanding borrowings at variable interest rates under the $400.0 million revolving credit agreement (refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources”).
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to information regarding the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contract with the U.S. Department of Energy for the supply of cold standby services at the Portsmouth plant, reported in note 7 to the consolidated condensed financial statements.
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     Investors should carefully consider the risk factors in Item 1A of our 2006 Annual Report on Form 10-K, in addition to the other information in our Annual Report and in this quarterly report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) First Quarter 2007 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
January 1 – January 31	1,718	$12.82	—	—
February 1 – February 28	38,551	14.29	—	—
March 1 – March 31	24,743	15.58	—	—

Total	65,012	$14.74	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 65,012 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the 1999 Equity Incentive Plan, as amended.

Item 6. Exhibits
10.1	Amendment C to the Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated February 28, 2007.

10.2	Summary of 2007 Annual Performance Objectives for Executive Officers, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 14, 2007 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

May 7, 2007	By	/s/ John C. Barpoulis

John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment C to the Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated February 28, 2007.

10.2	Summary of 2007 Annual Performance Objectives for Executive Officers, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 14, 2007 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.