Form 10-Q
period 2007-06-30
USEC INC
filed 2007-08-02
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14287
USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)
2 Democracy Center
6903 Rockledge Drive
Bethesda, Maryland 20817
(301) 564-3200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     As of July 31, 2007, there were 87,433,000 shares of Common Stock issued and outstanding.

     This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: the success of the demonstration and deployment of our American Centrifuge technology including our ability to meet our performance targets, target cost estimate and schedule for the American Centrifuge Plant and our ability to secure required external financial support; the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under most existing long-term contracts to pass on to customers increases in SWU prices under the Russian Contract resulting from significant increases in market prices; changes in existing restrictions on imports of Russian enriched uranium, including the imposition of duties on imports of enriched uranium under the Russian Contract; the elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits and government/regulatory and environmental remediation efforts); the competitive environment for our products and services; changes in the nuclear energy industry; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$48.3	$171.4
Accounts receivable – trade	136.9	215.9
Inventories	1,062.3	900.0
Deferred income taxes	26.8	24.0
Other current assets	92.5	97.8

Total Current Assets	1,366.8	1,409.1
Property, Plant and Equipment, net	205.9	189.9
Other Long-Term Assets
Deferred income taxes	190.3	156.2
Deposits for surety bonds	65.7	60.8
Pension asset	14.8	13.8
Inventories	—	24.2
Goodwill	6.8	6.8
Intangibles	0.4	0.6

Total Other Long-Term Assets	278.0	262.4

Total Assets	$1,850.7	$1,861.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$128.4	$129.1
Payables under Russian Contract	117.4	105.3
Inventories owed to customers and suppliers	4.1	56.9
Deferred revenue and advances from customers	136.1	133.8

Total Current Liabilities	386.0	425.1
Long-Term Debt	150.0	150.0
Other Long-Term Liabilities
Depleted uranium disposition	82.6	71.5
Postretirement health and life benefit obligations	135.8	128.7
Pension benefit liabilities	22.8	20.2
Other liabilities	84.1	79.9

Total Other Long-Term Liabilities	325.3	300.3
Commitments and Contingencies (Note 7)
Stockholders’ Equity	989.4	986.0

Total Liabilities and Stockholders’ Equity	$1,850.7	$1,861.4

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)
(millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Separative work units	$145.9	$404.3	$550.9	$638.3
Uranium	16.2	71.0	32.0	146.8
U.S. government contracts and other	49.0	50.0	93.2	101.5

Total revenue	211.1	525.3	676.1	886.6
Cost of sales:
Separative work units and uranium	142.8	404.5	496.0	630.2
U.S. government contracts and other	40.6	41.2	79.2	84.8

Total cost of sales	183.4	445.7	575.2	715.0

Gross profit	27.7	79.6	100.9	171.6
Special charge for organizational restructuring	—	—	—	1.5
Advanced technology costs	35.6	27.3	69.3	47.1
Selling, general and administrative	11.5	14.1	24.0	25.8

Operating income (loss)	(19.4)	38.2	7.6	97.2
Interest expense	2.4	3.5	5.9	8.2
Interest (income)	(7.9)	(0.5)	(17.8)	(2.3)

Income (loss) before income taxes	(13.9)	35.2	19.5	91.3
Provision (benefit) for income taxes	(0.5)	13.6	(6.4)	35.1

Net income (loss)	$(13.4)	$21.6	$25.9	$56.2

Net income (loss) per share – basic and diluted	$(.15)	$.25	$.30	$.65
Weighted-average number of shares outstanding:
Basic	87.1	86.6	87.0	86.5
Diluted	87.1	86.9	87.4	86.8
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$25.9	$56.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18.8	17.3
Deferred income taxes	(8.5)	(0.8)
Changes in operating assets and liabilities:
Accounts receivable – decrease (increase)	79.0	(50.5)
Inventories – net decrease (increase)	(190.9)	73.5
Payables under Russian Contract – increase	12.1	32.3
Deferred revenue, net of deferred costs – increase (decrease)	11.9	(12.0)
Accrued depleted uranium disposition	11.1	9.7
Accounts payable and other liabilities – (decrease)	(37.1)	(77.6)
Other, net	(5.1)	(8.4)

Net Cash Provided by (Used in) Operating Activities	(82.8)	39.7

Cash Flows Used in Investing Activities
Capital expenditures	(37.4)	(16.1)
Deposits for surety bonds	(4.0)	—

Net Cash (Used in) Investing Activities	(41.4)	(16.1)

Cash Flows Used in Financing Activities
Borrowings under credit facility	5.9	125.8
Repayments under credit facility	(5.9)	(99.8)
Repayment of senior notes	—	(288.8)
Tax benefit related to stock-based compensation	0.9	0.3
Common stock issued (purchased), net	0.2	1.4

Net Cash Provided By (Used in) Financing Activities	1.1	(261.1)

Net (Decrease)	(123.1)	(237.5)
Cash and Cash Equivalents at Beginning of Period	171.4	259.1

Cash and Cash Equivalents at End of Period	$48.3	$21.6

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$3.4	$14.8
Income taxes paid	35.4	51.1
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2006.
     The results of operations for the six months ended June 30, 2007 include an out-of-period adjustment in the first quarter that decreased advanced technology costs by approximately $3.0 million attributed to a vendor refund. USEC management deems this amount to be immaterial to its overall results.
     New Accounting Standards Not Yet Implemented
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the statement and have not determined whether it will have a material effect on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the statement and have not determined whether it will have a material effect on our financial position or results of operations.

2. INVENTORIES

	June 30,	December 31,
	2007	2006
	(millions)
Current assets:
Separative work units	$779.3	$701.7
Uranium	272.9	189.1
Materials and supplies	10.1	9.2

	1,062.3	900.0

Long-term assets:
Uranium	—	24.2

Current liabilities:
Inventories owed to customers and suppliers	(4.1)	(56.9)

Inventories, net	$1,058.2	$867.3

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
     USEC adopted the provisions of FIN 48 effective January 1, 2007. As a result of implementing FIN 48, USEC recognized a $31.1 million increase in the liability for unrecognized tax benefits. This increase resulted in a $7.5 million decrease in the January 1, 2007 retained earnings balance and a $23.6 million increase in the deferred tax assets. Implementation of FIN 48 also resulted in an additional $11.4 million decrease in the January 1, 2007 retained earnings balance for accrued interest and penalties. The liability for unrecognized tax benefits was $38.5 million at January 1, 2007, of which $19.5 million would impact the effective tax rate, if recognized.
     USEC and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) has been examining USEC’s federal income tax returns from 1998 through 2003. In addition, in the second quarter of 2007, the IRS commenced an examination of USEC’s 2004 and 2005 federal income tax returns. For tax return years 1998 through 2003, USEC reached agreement with the IRS during the first quarter of 2007 on all matters except for one remaining issue described below. With the exception of the one issue described below, the applicable U.S. federal statute of limitations expired on March 31, 2007 with respect to tax return years 1998 through 2002. The liability for unrecognized tax benefits decreased $15.4 million and the tax provision decreased $12.7 million in the first quarter of 2007, primarily as a result of the expiration of the statute of limitations.
     The remaining issue in the IRS examination related to $50.2 million of expenditures incurred at the Paducah gaseous diffusion plant during tax return years 1998 through 2000. USEC incurred these expenditures to improve the stability of several structures at the site in the event of an earthquake. The IRS challenged the timing of deductibility of these costs. During the second quarter of 2007, USEC reached agreement with the IRS on this issue which resulted in a decrease to the liability for unrecognized tax benefits of $15.9 million, a tax payment to the IRS of $8.6 million and a decrease in deferred tax assets. At June 30, 2007, the liability for unrecognized tax benefits, included in other long-term liabilities, was $7.9 million. In addition, USEC currently anticipates that the applicable federal statute of limitations with respect to tax return year 2003 will expire in the third quarter of 2007. As of June 30, 2007, the applicable Kentucky and Ohio statutes of limitations for tax return years 2002 forward and 2003 forward, respectively, have not yet expired. USEC believes that it is reasonably possible that the liability for unrecognized tax benefits could decrease by up to $2.0 million in the next 12 months.

     USEC recognizes accrued interest as a component of interest expense and accrued penalties as a component of selling, general and administrative expense in the consolidated statement of income, which is consistent with the reporting in prior periods for these items. After implementation of FIN 48, USEC’s balance of accrued interest and penalties was $19.5 million as of January 1, 2007. Expenses for accrued interest and penalties recorded during the second quarter were $0.6 million for a year to date amount of $2.0 million. In addition, on March 31, 2007, as a result of the expiration of the federal statute of limitations with respect to tax return years 1998 through 2002, $6.6 million of previously accrued interest was reversed and was recorded as interest income in the consolidated statement of income. Also, during the second quarter of 2007, as a result of resolving the remaining issue with the IRS as described above, $6.9 million of previously accrued interest and penalties was reversed and recorded as interest income and as a reduction to selling, general and administrative expense in the consolidated statement of income. As of June 30, 2007, accrued interest and penalties totaled $8.0 million.
4. DEBT
     Revolving Credit Facility
     There were no short-term borrowings under the $400.0 million revolving credit facility at June 30, 2007 or December 31, 2006. During the six months ended June 30, 2007, aggregate borrowings and repayments were $5.9 million, and the peak amount outstanding was $4.8 million. Letters of credit issued under the facility amounted to $33.4 million at June 30, 2007 and $35.8 million at December 31, 2006. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Availability under the credit facility after letters of credit outstanding was $313.1 million at June 30, 2007 and $346.2 million at December 31, 2006.
     Senior Notes
     Senior notes bearing interest at 6.75% amounted to $150.0 million in aggregate principal amount at June 30, 2007 and December 31, 2006. The senior notes are due January 20, 2009, and interest is paid every six months in arrears on January 20 and July 20. The senior notes are unsecured obligations and rank on parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. The senior notes may be redeemed by USEC at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium.
     At June 30, 2007, the fair value of the senior notes calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $145.5 million, compared with the balance sheet carrying amount of $150.0 million.
     In January 2006, USEC repaid the remaining balance of its 6.625% senior notes which amounted to $288.8 million on the scheduled maturity date.

5. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
     Deferred revenue and advances from customers were as follows (in millions):

	June 30,	December 31,
	2007	2006
Deferred revenue	$134.4	$129.4
Advances from customers	1.7	4.4

	$136.1	$133.8

     In a number of sales transactions, title to uranium or low enriched uranium (“LEU”) is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require USEC to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. In such cases, recognition of revenue is deferred until uranium or LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. Related costs associated with deferred revenue, reported in other current assets, totaled $68.5 million at June 30, 2007 and $78.4 million at December 31, 2006.
6. AMERICAN CENTRIFUGE DECONTAMINATION AND DECOMMISSIONING
     USEC leases facilities in Piketon, Ohio from the U.S. Department of Energy (“DOE”) for the American Centrifuge Plant. USEC owns all capital improvements and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, USEC is required to return these leased facilities to DOE in a condition that meets U.S. Nuclear Regulatory Commission (“NRC”) requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). This creates an asset retirement obligation (“ARO”). As part of the NRC license to operate the American Centrifuge Plant issued in April 2007, USEC is required to provide an acceptable Decommissioning Funding Plan (“DFP”) to the NRC. USEC is required to adjust the cost estimate of the DFP annually prior to operation of the facility at full capacity, and after full capacity is reached, at least every three years. The current DFP cost estimate of $317.7 million is in 2006 dollars. USEC is required to provide financial assurance to the NRC incrementally based on the DFP and in anticipation of the upcoming annual facility construction and centrifuge installation. USEC is also required to provide financial assurance to DOE in an amount equal to USEC’s current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of USEC by the NRC for decommissioning, which is estimated to be $27.6 million. During 2006, USEC provided a surety bond of $8.8 million in accordance with the DFP increment related to American Centrifuge decommissioning. On March 12, 2007, USEC provided an additional surety bond of $8.1 million, in accordance with the DFP increment related to the NRC license application and anticipated commercial plant construction. The 2006 and March 2007 surety bonds were collateralized with interest-earning cash deposits, included in other long-term assets, of $2.0 million and $4.0 million, respectively.
     The accounting for ARO requires that the fair value of retirement costs that USEC has a legal obligation to pay be recorded as a liability, with an equivalent amount added to the asset cost as construction of the American Centrifuge Plant takes place. During each reporting period, USEC reassesses and revises the estimate of the ARO based on construction progress, cost evaluation of future decommissioning expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities.

     Commensurate with the American Centrifuge Plant commercial lease signed in December 2006, USEC recorded $8.8 million, the 2006 financial assurance, as the estimate of the fair value of the ARO at year end. In the first quarter of 2007, USEC reassessed and revised the estimate of the ARO reducing the amount recorded in both construction work in progress and other long-term liabilities by $6.1 million to $2.7 million at March 31, 2007
     In the second quarter of 2007, USEC added ARO for construction activity during the period and expects to add amounts during 2007 as construction progress continues. Also during the second quarter USEC revised the estimate of the ARO slightly downward for changing long-term inflation rate assumptions.
     In addition to the establishment of an ARO during the construction period, the liability is also accreted for the time value of money by applying an interest method of allocation to the liability.
     Changes in USEC’s asset retirement obligation since December 31, 2006 follow (in millions):

Asset
Retirement
Obligation
Balance at December 31, 2006	$8.8
Revision of estimate	(6.1)
Time value accretion (less than $0.1 million)	—

Balance at March 31, 2007	$2.7

Revision of estimate and additional retirement obligation	0.3
Time value accretion (less than $0.1 million)	—

Balance at June 30, 2007	$3.0

     Upon commencement of commercial operations, the asset cost capitalized during the construction period will be depreciated over the appropriate period based on the shorter of the asset life or expected lease period.
7. COMMITMENTS AND CONTINGENCIES
     Power Contracts and Commitments
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases most of the electric power for the Paducah plant under a power purchase agreement signed with the Tennessee Valley Authority (“TVA”) in 2000, as amended in April 2006 and June 2007. Capacity under the TVA agreement is fixed through May 2012. Prices are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. Prices for additional power purchases from June through August 2007 are fixed at market-based prices. As of June 30, 2007, USEC is obligated, whether or not it takes delivery of electric power, to make minimum payments for the purchase of electric power of approximately $2.5 billion through May 2012, subject to fuel cost adjustments.
     American Centrifuge Technology
     USEC is working to develop and deploy the American Centrifuge technology as a replacement for the gaseous diffusion technology used at the Paducah plant. The DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. Under the DOE-USEC Agreement, if, for reasons within USEC’s control, USEC fails to meet one or more milestones and it is determined that the resulting delay would substantially impact USEC’s ability to begin commercial operations on schedule, DOE could take a number of actions that could have a material adverse impact on USEC’s business. These actions include terminating the DOE-USEC Agreement, recommending that USEC be removed as the sole Executive Agent under the Megatons-to-Megawatts program, which could reduce or terminate USEC’s access to Russian LEU, or revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the American Centrifuge project and requiring USEC to transfer its rights in U.S. centrifuge technology and facilities to DOE royalty free.

     In March 2007, DOE accepted USEC’s proposal to revise completion dates for two project milestones. The October 2006 Lead Cascade milestone has been revised to October 2007 – Lead Cascade operational and generating product assay in a range usable by commercial nuclear power plants. The January 2007 milestone requiring USEC to have secured a financing commitment for a 1 million separative work units (“SWU”) centrifuge plant has been rescheduled to January 2008. Under its revised deployment schedule, USEC is working toward beginning commercial plant operations of the American Centrifuge Plant in late 2009 and having approximately 11,500 machines deployed in 2012, which USEC expects to operate at a production rate of about 3.8 million SWU per year based on its current estimates of machine output and plant availability. This revised schedule is later than the schedule established by the milestones contained in the DOE-USEC Agreement of beginning commercial plant operations in January 2009, reaching a plant capacity of 1 million SWU in March 2010 and, at USEC’s option, reaching a plant capacity of 3.5 million SWU in September 2011, and USEC anticipates reaching agreement with DOE regarding these milestones at a later date. However, USEC cannot provide any assurances that it will reach an agreement or that DOE will not assert its rights under the agreement.
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth plant. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”) and related claims in connection with invoices submitted under that contract. USEC responded to DOJ’s letter in September 2006, indicating that the government does not have any legitimate bases for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. USEC intends to defend vigorously any such claim that might be asserted against it.
     Defense Contract Audit Agency Audit Inquiry
     In March 2007, in connection with an audit of fiscal year 2002 costs, the Defense Contract Audit Agency (“DCAA”) raised certain questions regarding the allowability, under the Federal Acquisition Regulations, of employee overtime costs associated with satisfaction by employees of mandatory qualification and certification standards. Representatives of USEC and DCAA have had a number of subsequent communications regarding these questions, and those discussions continue. USEC provided a paper to DCAA in April 2007, explaining USEC’s position that such costs are allowable and recoverable, and DCAA indicated in a communication on or about April 25, 2007 that it intended to question such costs. No disallowance has yet been made, nor has USEC quantified the potential impacts of disallowance. USEC intends to continue to work with DCAA and DOE to resolve any disagreements, and does not believe that any disallowance of employee overtime costs associated with satisfaction of qualification and certification requirements would be justified.

     Environmental Matter
     USEC and certain federal agencies were identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, for a site in Barnwell, South Carolina, previously operated by Starmet CMI (“Starmet”), one of USEC’s former contractors. In February 2004, USEC entered into an agreement with the U.S. Environmental Protection Agency (“EPA”) to clean up certain areas at Starmet’s Barnwell site. Under the agreement, USEC was responsible for removing certain material from the site that was attributable to quantities of depleted uranium USEC had sent to the site. In December 2005, the EPA confirmed that USEC completed its clean up obligations under the agreement.
     In June 2007, the EPA notified USEC that the agency had spent approximately $7.6 million in its remediation of retention ponds at the Barnwell site. The EPA indicated verbally that it would seek reimbursement of this amount from USEC and the federal agencies that had previously been identified as potentially responsible parties. It further suggested that USEC’s share of the reimbursement expense would be approximately $3.2 million. While USEC intends to challenge this amount, it nonetheless accrued a current liability of $3.2 million at June 30, 2007.
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
8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Service costs	$4.3	$4.5	$9.0	$9.1	$0.8	$0.9	$2.0	$2.4
Interest costs	10.7	10.2	21.5	20.4	3.0	2.7	5.9	5.5
Expected return on plan assets (gains)	(14.5)	(13.4)	(29.0)	(26.9)	(1.4)	(1.4)	(2.8)	(2.8)
Amortization of prior service costs (credit)	0.5	0.4	0.9	0.8	(3.6)	(3.5)	(7.2)	(7.2)
Amortization of actuarial losses	0.3	1.3	0.6	2.6	0.7	0.6	1.1	1.3

Net benefit costs (income)	$1.3	$3.0	$3.0	$6.0	$(0.5)	$(.7)	$(1.0)	$(.8)

     Amortization of prior service credit for the postretirement health and life benefit plans reflects the institution of a lifetime cap on claims after age 65 for medical and drug coverage. The credit is amortized over the average remaining years of service until full eligibility.
     USEC expects total cash contributions to the plans in 2007 will be as follows: $10.0 million for the defined benefit pension plans and $3.3 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of June 30, 2007 were $4.7 million and $1.7 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.

     During the second quarter of 2007 USEC’s actuaries completed a mid-year valuation update of the pension and postretirement health and life benefit plans. The valuation was conducted using updated census data and the same economic assumptions disclosed in note 12 of USEC’s 2006 Annual Report, including assumptions of a 5.75% discount rate, 4.0% compensation increase and 8.0% expected return on plan assets. SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” adopted by USEC at December 31, 2006 requires recognition on the balance sheet of the over or underfunded status of a defined benefit postretirement plan as an asset or liability, and an offsetting adjustment to accumulated other comprehensive income (loss), a component of stockholders’ equity. Based on the updated census data, the underfunded status of the plans increased $5.5 million on an after tax basis which was recorded in accumulated other comprehensive loss. The increase in the overall unfunded status of the plans was driven primarily by fewer employees retiring than expected (resulting in additional accruals of benefits), and an increase in participation by retirees that had previously declined coverage for health and welfare benefits as provided under the plan.
9. STOCK-BASED COMPENSATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions)
Expense included in selling, general and administrative:
Restricted stock and restricted stock units	$3.5	$1.6	$5.4	$1.2
Stock options	0.4	0.3	0.8	0.4

Total expense	$3.9	$1.9	$6.2	$1.6

Total after-tax expense	$2.5	$1.2	$4.0	$1.0

Costs capitalized as part of inventory	$—	$0.1	$0.2	$0.1

Additional information:
Intrinsic value of stock options exercised	$0.3	$0.1	$0.7	$1.1
Cash received from exercise of stock options	$0.3	$0.2	$0.7	$1.4
     Stock based compensation in the six months ended June 30, 2006 reflected a net credit of $0.4 million during the first quarter of 2006 related to restricted stock and restricted stock units for the early termination of a long-term incentive plan.
     Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no option grants in the three months ended June 30, 2007.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006		2007		2006
Risk-free interest rate	—		5.0%		4.5%		4.6-5.0%
Expected dividend yield	—		—		—		—
Expected volatility	—		38%		42%		38-41%
Expected option life	—	3.0	years	3.5	years	3.5	years
Weighted-average grant date fair value	—		$4.50		$4.77		$4.32
Options granted	—		25,000		258,000		267,000
     As of June 30, 2007, there was $10.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $9.3 million relates to restricted shares and restricted stock units, and $1.5 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

10. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common
	Stock,				Accumulated
	Par Value	Excess of			Other	Total
	$.10 per	Capital over	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Share	Par Value	Earnings	Stock	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2006	$10.0	$970.6	$137.5	$(95.5)	$(36.6)	$986.0	$—
Implementation of FIN 48, net of tax (Note 3)	—	—	(18.9)	—	—	(18.9)	—
Common stock issued:
Proceeds from the exercise of stock options	—	—	—	0.7	—	0.7	—
Restricted and other stock issued, net of amortization	—	2.3	—	1.8	—	4.1	—
Amortization of actuarial losses and prior service costs (credits) and valuation revisions, net of tax	—	—	—	—	(8.4)	(8.4)	(8.4)
Net income	—	—	25.9	—	—	25.9	25.9

Balance at June 30, 2007	$10.0	$972.9	$144.5	$(93.0)	$(45.0)	$989.4	$17.5

     Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 8.
11. NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by increasing the weighted average number of shares by the assumed conversion of potentially dilutive stock compensation awards. No dilutive effect of stock compensation awards is recognized in periods in which a net loss has occurred.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007		2006	2007	2006
	(in millions)
Weighted average number of shares outstanding:
Basic	87.1		86.6	87.0	86.5
Dilutive effect of stock compensation awards	—	(1)	.3	.4	.3

Diluted	87.1		86.9	87.4	86.8

(1)	Potential shares totaling 0.4 million for the three months ended June 30, 2007 would be antidilutive, and in that period diluted earnings per share is the same as basic earnings per share.
     Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2006 were 0.2 million options to purchase shares of common stock having an exercise price (ranging from $13.25 to $16.90) greater than the average share market price. There were no such options for the three and six months ended June 30, 2007.

12. SEGMENT INFORMATION
     USEC has two reportable segments: the LEU segment with two components, SWU and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants, as well as nuclear energy services and technologies provided by NAC International Inc. Gross profit is USEC’s measure for segment reporting. Intersegment sales between the reportable segments amounted to less than $0.1 million in each period presented below and have been eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions)
Revenue
LEU segment:
Separative work units	$145.9	$404.3	$550.9	$638.3
Uranium	16.2	71.0	32.0	146.8

	162.1	475.3	582.9	785.1
U.S. government contracts segment	49.0	50.0	93.2	101.5

	$211.1	$525.3	$676.1	$886.6

Segment Gross Profit
LEU segment	$19.3	$70.8	$86.9	$154.9
U.S. government contracts segment	8.4	8.8	14.0	16.7

Gross profit	27.7	79.6	100.9	171.6
Special charge for organizational restructuring	—	—	—	1.5
Advanced technology costs	35.6	27.3	69.3	47.1
Selling, general and administrative	11.5	14.1	24.0	25.8

Operating income (loss)	(19.4)	38.2	7.6	97.2
Interest expense (income), net	(5.5)	3.0	(11.9)	5.9

Income (loss) before income taxes	$(13.9)	$35.2	$19.5	$91.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties included in Part II, Item 1A of this report and the annual report on Form 10-K for the year ended December 31, 2006.
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
     Our View of the Business Today
     During the first half of 2007, we have been sharply focused on addressing significant pressure on our gross profit margins and cash flow from operations caused by higher power costs incurred since June 2006. These efforts have shown early signs of success as our financial forecasts for the full year 2007, while still below 2006 results, are substantially better than our original guidance for net losses and negative cash flow. However, we continue to foresee challenges through the rest of 2007 and continuing over the next several years as we work to identify an achievable path forward to finance and build a new commercial uranium enrichment plant that we call the American Centrifuge Plant to replace our aging gaseous diffusion plant in Paducah, Kentucky. We believe that over the longer term, the deployment of the American Centrifuge Plant will provide our customers with an efficient and reliable source of LEU, and that our production costs will be more predictable and less affected by changes in power costs. In addition, we believe that the American Centrifuge Plant would provide the United States with energy security for nuclear fuel, which provides substantial national security benefits.

     Our cost of sales increased during the first half of 2007 and will continue to increase during the second half of the year as a result of a significant increase beginning in June 2006 in the cost of electric power used by our Paducah plant. Because of our average inventory method of accounting, the impact of the 2006 power cost increase is reflected in our cost of sales over time. We expect the high cost of power to continue to adversely affect our gross profit margin until the American Centrifuge Plant is complete. Our cost of sales also increased in the first half of 2007 as a result of increases in purchase costs for LEU delivered under the Russian Contract. Purchases under the Russian Contract account for approximately 50% of our supply mix and our costs under this contract are increasing at a faster rate than price increases under our existing customer contracts. This price increase under the Russian Contract without associated price increases under most of our existing customer contracts has had and will continue to have a negative impact on our gross profit margin.
     During the second quarter of 2007 we reached a new five-year power agreement with the Tennessee Valley Authority (“TVA”), which supplies most of the power for the Paducah plant. The new agreement went into effect June 1, 2007 and is expected to result in a modest decrease in our power cost during the first year of the agreement, followed by moderate annual increases over the remainder of the contract. As we had sought, the new agreement provides that we will receive up to 2,000 megawatts of electricity during non-summer months during the first three years, an approximately 25% increase in the amount of electricity. The additional power gives us added production, while providing additional stability and predictability in our power costs over the next five years.
     The market price for our product increased during the first half of the year and we believe market fundamentals suggest that SWU prices will likely remain firm as supply and demand for LEU needed to fuel a growing number of reactors worldwide seeks a balance. We believe that a stable domestic enrichment market is essential to the successful financing and deployment of the American Centrifuge technology.
     The Russian government has said it will not extend the current Megatons to Megawatts program beyond 2013 and has been negotiating with the U.S. government regarding direct sales of Russian LEU to U.S. utilities after that date. Given the high priority that the Bush Administration has placed on ensuring a secure domestic nuclear fuel supply, we believe that the U.S. government will seek reasonable limits on Russian imports beyond 2013. We support a balanced approach that will provide the market with fairly priced Russian LEU while sustaining a stable domestic enrichment market that can support investment in new uranium enrichment facilities. If Russia is permitted to begin selling substantial quantities of LEU before we have secured an adequate backlog of sales of production from the American Centrifuge Plant, the impact on enrichment supply could be significant, and long-term SWU prices could drop to a level where we could not justify further investment in the American Centrifuge Plant.
     During the second quarter of 2007, we continued our substantial efforts to test and deploy the American Centrifuge technology. We are currently preparing initial operations of a cascade of centrifuge machines. Each individual centrifuge cascade is an arrangement of centrifuge machines that can independently increase the enrichment level of uranium in the U235 isotope from the 0.71% level found in nature to the 4% to 5% typically required by commercial nuclear power plants. A uranium enrichment facility that uses centrifuge gas technology is made up of hundreds of cascades. These cascades are the building blocks of a centrifuge plant.

     After extensively testing centrifuge components and individual full-size prototype machines in special test facilities in Oak Ridge, Tennessee, we have commenced a demonstration and integrated testing phase during which full-size prototype machines will be connected in a closed-loop cascade configuration, known as the Lead Cascade. The Lead Cascade consists of fewer than 20 prototype machines, including spare machines, and is located within an existing building that will also house the American Centrifuge Plant in Piketon, Ohio. The Lead Cascade will provide valuable information for the development of the first series of plant production centrifuges, which we refer to as the AC100. The Lead Cascade of prototype machines is expected to help identify improvements in design, assembly and operations that will be integrated into the AC100 machine, helping to ensure its reliability and achieve lower costs.
     On a parallel path with Lead Cascade testing operations, we have been refining the design of the AC100 centrifuge that we expect to populate the commercial plant. We expect to deploy several dozen of these machines in 2008 and begin initial operations in early 2009. The first AC100 machines will operate initially in a closed-loop configuration and may later be used in commercial operations. The AC100 series is expected to be the first centrifuges used to produce enriched uranium for sale when commercial operations begin, scheduled for late 2009. Commercial plant cascades will have more machines to provide additional operational flexibility and capacity.
     Following our receipt in April 2007 of a 30-year construction and operating license for the American Centrifuge Plant from the NRC, on May 31, 2007 we officially commenced construction, meeting a June 2007 project milestone under our 2002 agreement with DOE, which is described in detail below.
     Earlier this year we completed a comprehensive review of the cost of deploying the American Centrifuge Plant and, based on that review, established a target cost estimate of $2.3 billion. That target cost estimate includes amounts already spent and estimates for cost escalation, but does not include financing costs or a reserve for general contingencies. Based on information currently available to the Company, including initial bids and procurements from suppliers, feedback from consultants and other third parties, and our analysis of material, commodity and labor cost trends, we believe that some of our costs could be higher than provided for in our target cost estimate, particularly for the first centrifuge machines being manufactured by our suppliers.
     Working closely with key project suppliers, we are seeking to reduce the capital cost per machine while maintaining performance objectives to help achieve our target cost estimate. We continue to simplify the design of the centrifuge machines in order to reduce costs as well as to take advantage of technological advancements to improve performance. We believe that success in these value engineering efforts may help to offset higher materials costs seen in some of the initial procurements, but we cannot assure you that such offsets will be achieved or that we will otherwise meet our target cost estimate.
     Using information collected from these efforts, we expect to update our target cost estimate for deployment of the American Centrifuge Plant in early 2008. This update will include a reserve for general contingencies that will reflect the maturity of the project as well as our evaluation of material, commodity and labor cost trends at that point. The reserve for general contingencies, which is not included in our target cost estimate of $2.3 billion, will take into account variations in the project plans that we believe may occur and associated increased costs that we cannot specifically identify at the time the estimate is prepared.
     Financing the American Centrifuge project is a major area of focus for management. We expect to spend approximately $320 million on the American Centrifuge project in 2007 and about double that amount in 2008 toward our target cost estimate under our current deployment schedule. Included in our overall financing needs will also be items such as financial assurance requirements and initial operating costs related to commercial plant startup which by their nature are not included in our target cost estimate for deployment of the American Centrifuge Plant. We will need to raise significant amounts of capital in the near term to continue to finance the project and we expect to access the capital markets in a manner and at the times as are in the strategic interests of the company. We are considering various financial products, including equity and debt securities, and the type of financing we undertake would affect our financing costs. For a description of factors that could affect our financing costs, see Part II, Item 1A, “Risk Factors.” We also continue to pursue potential investment or other participation by third parties and/or support from the U.S. government in financing this capital-intensive project.

     We have been seeking the support of the U.S. government in two principal ways. We have been pursuing the possibility of U.S. government loan guarantees under authorized programs. We submitted a pre-application for a loan guarantee under DOE’s loan guarantee program in December 2006 and also provided feedback to DOE in response to its Notice of Proposed Rulemaking for the loan guarantee program. We believe we are well qualified for loan guarantees under criteria for both energy conservation and nuclear power. However, DOE is still developing regulations for this program and additional Congressional appropriations may be required before any meaningful loan guarantees could be offered. We do not expect to hear about potential awards before late 2007 or early 2008, at which time potential participants would be invited to submit a formal loan application. In our pre-application, we requested a proposed loan guarantee amount based on a preliminary cost estimate plus amounts for contingency, financing, financial assurance costs and initial operating costs related to commercial plant startup. Our pre-application was based on limited information known at the time. We expect to have more accurate information as part of our update of our target cost estimate for deployment of the American Centrifuge Plant and this information would form the basis for any loan application we might be asked by DOE to submit.
     The second principal way that we have been seeking the support of the U.S. government is through discussions we have had with DOE regarding the potential for USEC to re-enrich uranium contained in cylinders of depleted uranium, also known as “tails.” These tails were generated during the several decades that the U.S. government operated its gaseous diffusion plants in Kentucky, Ohio and Tennessee. These cylinders are owned by the U.S. government and represent an obligation of the U.S. government for their ultimate disposal. Because the market price of uranium has increased dramatically over the past three years, it now makes economic sense to reclaim more of the U235 content remaining in these byproduct cylinders. We have the only domestic enrichment plant capable of processing and reclaiming the U235 content from these cylinders, so we believe we are ideally suited to this task. We have been discussing with DOE the potential for us to re-enrich the uranium contained in these cylinders for the benefit of USEC, our customers and the U.S. government. At the request of several congressmen and senators, the Government Accountability Office is reviewing current law to determine DOE’s authority to transfer this material to us for additional processing. Any agreement for the re-enrichment of DOE’s tails will require action by the U.S. government, and the nature and the timing of any action is uncertain.
     If we can reach agreement with the government regarding the tails, we will seek to generate additional cash flows from operations to help offset the higher cost of electric power at the Paducah plant and to reinvest in the American Centrifuge Plant. Our electric utility customers would also benefit from additional uranium supply in the marketplace. The U.S. government could gain a uranium supply that it could hold as a strategic reserve similar to the national petroleum strategic reserve, and provide an assurance of uranium supply for new nuclear power reactors being proposed in the U.S. The U.S. government would also benefit from a smaller disposal liability because fewer cylinders of tails will remain after the re-enrichment process.
     We are focused on meeting these substantial challenges, and we are encouraged about the prospects for the nuclear power industry and the important role that we will play in fueling that future.

Revenue from Sales of SWU and Uranium
     The majority of our customers are domestic and international utilities that operate nuclear power plants. Our revenue is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     Our agreements with electric utility customers are primarily long-term contracts under which they are obligated to purchase a specified quantity of SWU or uranium or a percentage of their SWU or uranium requirements. Under requirements contracts, our customers are not obligated to make purchases if their reactor does not have requirements. The timing of requirements is associated with reactor refueling outages.
     Our revenues and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer demand is affected by, among other things, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle. Our revenue could be adversely affected by actions of the U.S. Nuclear Regulatory Commission (“NRC”) or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions.
     Our financial performance over time can be significantly affected by changes in prices for SWU. The SWU price indicator for new long-term contracts, as published by TradeTech in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators. Following are the long-term SWU price indicator, the long-term price for uranium hexafluoride, as calculated using indicators published in Nuclear Market Review, and the spot price indicator for uranium hexafluoride:

	June 30,	March 31,	December 31,	June 30,
	2007	2007	2006	2006
Long-term SWU price indicator ($/SWU)	$140.00	$139.00	$136.00	$128.00
Uranium hexafluoride:
Long-term price composite ($/KgU)	260.47	234.34	192.54	135.05
Spot price indicator ($/KgU)	358.00	260.00	199.00	132.00
     A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium and, as a result, our inventory of uranium available for sale has been reduced. We expect the volume of uranium delivered to customers under current contracts in 2007 to decline by about half compared to 2006. We will continue to supplement our supply of uranium by underfeeding the production process at the Paducah plant and by purchasing uranium from suppliers in connection with specific customer contracts. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Rising uranium prices in the market have continued to make underfeeding economical despite increases in power costs. Under the June 2007 amendment to the TVA power contract, USEC has a greater supply of electric power available to underfeed the production process and increase our SWU production.

     We supply uranium to the Russian Federation for the LEU we receive under the Russian Contract. We replenish our uranium inventory with uranium supplied by customers under our contracts for the sale of SWU and through underfeeding our production process. Our new SWU sales contracts and certain of those contracts that we have renegotiated require customers to deliver a greater amount of natural uranium to us relative to the quantity of LEU product delivered. Although this means we will sell less SWU under these contracts, the natural uranium delivered to us by customers is approaching the amounts we utilize in our production process and must deliver under the Russian Contract.
     Although we have reduced supplies of uranium available for sale compared with prior years, we expect to opportunistically sell uranium inventory in excess of internal needs. We intend to use the proceeds to pay for increased costs under the TVA power contract and to invest in the American Centrifuge technology. The recognition of revenue and earnings for uranium sales is deferred until uranium or LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. The timing of revenue recognition for uranium sales is uncertain.
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
     Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency. DCAA is in the process of reviewing the final settlement of allowable costs proposed by USEC for the twelve months ended June 2002, the six months ended December 2002, the twelve months ended December 2003, and the twelve months ended December 2004. Also refer to “DOE Contract Services Matters” and “Defense Contract Audit Agency Audit Inquiry” in note 7 to the Consolidated Condensed Financial Statements. Revenue from U.S. government contracts includes revenue from NAC.
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

     We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Purchases under the Russian Contract are approximately 50% of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted, and likely will continue to result, in increases to the index used to determine prices under the Russian Contract. Officials of the Russian government have announced that Russia will not extend the Russian Contract or the government-to-government agreement it implements, beyond 2013. Accordingly, we do not anticipate that we will purchase significant quantities of Russian SWU after 2013.
     We provide for the remainder of our supply mix from the Paducah gaseous diffusion plant. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. In 2006, the power load at the Paducah plant averaged 1,370 megawatts and we expect the average power load at the Paducah plant to increase in 2007. We purchase electric power for the Paducah plant under a power purchase agreement signed with TVA in 2000. On June 1, 2006, fixed, below market prices under the 2000 TVA power contract expired and a one-year pricing agreement went into effect. Costs for electric power increased from approximately 60% of production costs at the Paducah plant under the pre-2006 agreement to approximately 70%. Pricing for the one-year term ending May 2007 was about 50% higher than the pre-2006 pricing, and was also subject to a fuel cost adjustment to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. Upon the expiration of this one-year pricing agreement, effective June 1, 2007, we amended the TVA power contract to provide for the quantity and pricing of power purchases for the five-year period June 1, 2007 through May 31, 2012, extending the overall term of the power contract by two additional years to May 31, 2012.
     Pricing under the five-year agreement continues to consist of a summer and a non-summer base energy price through May 31, 2008. Beginning June 1, 2008, the price consists of a year-round base energy price that increases moderately based on a fixed, annual schedule. All years remain subject to a fuel cost adjustment provision. The initial power price under the 2007 amendment is expected to represent a modest reduction from the actual price paid under the previous one-year pricing, in each case after taking into account the fuel cost adjustment. The impact of future fuel cost adjustments is uncertain and our cost of power could fluctuate in the future.
     The increase in electric power costs from the pre-2006 pricing has significantly increased overall LEU production costs and reduced cash flows, and will increasingly reduce our gross profit margin as higher production costs are reflected in cost of sales under our monthly moving average cost of inventory.
     The quantity of power purchases under the 2007 amendment generally ranges from 300 megawatts in the summer months (June – August) to up to 2,000 megawatts in the non-summer months. This is an increase from previous quantities in the non-summer months. During the last two years of the contract, the quantity of non-summer power purchases will be reduced to a maximum of 1,650 megawatts at all hours. This is designed to provide a transition down for the TVA power system because of the significant amount of power being purchased by us. Consistent with past practice, we have also agreed to purchase from TVA and another third party, at market-based prices, an additional 600 megawatts of power during the summer months of 2007.
     Because of the increased quantities in the non-summer months, the 2007 amendment also provides for an increase in the amount of financial assurances we provide to TVA to support our payment obligations. These include a letter of credit and weekly prepayments based on the price and usage of power.

     We store depleted uranium at the Paducah and Portsmouth plants and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth plants to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process our depleted uranium if we provided it to DOE for disposal. If we were to dispose of our uranium in this way, we would be required to reimburse DOE for the related disposition costs of our depleted uranium, including our pro rata share of DOE’s capital costs. Our estimate of the unit disposal cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves, and was increased by 2% in the first quarter of 2007 as a result of our review of current data available. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance (refer to “Liquidity and Capital Resources – Financial Assurances and Related Liabilities”). Our estimate of the unit disposition cost for accrual purposes is approximately 35% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability, as well as financial assurance we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
     American Centrifuge Technology
     We continue our substantial efforts to test and deploy the American Centrifuge technology. During the spring of 2007, our teams in Piketon assembled and installed prototype machines for the Lead Cascade, which number fewer than 20. These machines are operated individually and continue to be tested extensively as our team resolves various technical issues that emerge during initial operations. The operation of the cascade requires evacuating the system piping and the centrifuges to create a vacuum, energizing the machines to begin spinning the rotors at high speeds, conditioning the piping with process gas, introducing process gas into individual machines and then opening connecting valves between machines.
     As the next step, we expect the amount of gas inventory in individual machines to increase to approximately half of the planned operating inventory. Thereafter, we will gradually transition the machines to a closed-loop cascade configuration. Over the following months we expect to gradually increase the gas flow to 100% of planned operating inventory. Out of this testing process, we expect that commercial grade separation capability can be demonstrated.
     We expect the Lead Cascade operation will position us to meet the revised October 2007 milestone under our 2002 agreement with DOE of having the Lead Cascade operational and generating product assay in a range usable by commercial nuclear power plants. The license issued by the NRC for the demonstration facility specifies that the machines be configured in a closed-loop configuration where the uranium gas is enriched, depleted and re-combined in a repetitive cycle. The license for the demonstration facility only permits test samples of enriched uranium to be withdrawn. The separation of the two uranium isotopes can be tested by analyzing these small samples. It is through this test data that we expect to demonstrate the achievement of the October 2007 milestone. The Lead Cascade is expected to operate for an extended period at various operating conditions to provide further reliability data, aid in confirming design parameters for the AC100 machine, and provide additional training to operators.

     The number of the initial cascade of prototype machines was intentionally limited to fewer than 20 machines. This cascade arrangement achieves the Lead Cascade objectives while minimizing spending and use of manufacturing capacity on machines that are not as efficient as the AC100 machines that will be used in the commercial plant. These objectives include:
•	providing information on machine-to-machine interactions and integrated efficiency of the full cascade,

•	demonstrating the capability of the cascade to generate product assays in a range useable by commercial nuclear power plants,

•	confirming the design and performance of centrifuge machine and cascade support systems,

•	verifying cascade performance models under various operating conditions,

•	providing information on the performance of centrifuge components over time, and

•	providing operators and technicians hands-on experience assembling, operating and maintaining the machines.
     On a parallel path with Lead Cascade operations, we have been refining the design of the AC100 centrifuge that we expect to populate the commercial plant. We expect to deploy several dozen of these machines in 2008 and begin initial operations in early 2009. The first AC100 machines will operate initially in a closed-loop configuration and may later be used in commercial operations. The AC100 series is expected to be the first centrifuges used to produce enriched uranium for sale when commercial operations begin, scheduled for late 2009. Commercial plant cascades will have more machines to provide additional operational flexibility and capacity.
     The 3.8 million SWU capacity of the American Centrifuge Plant is the expected output from the approximately 11,500 AC100 machines that will fit in the existing buildings at Piketon. We are working to be in a position to assemble approximately 400 machines per month from 2010 through 2012. We will evaluate the nuclear fuel market and progress by utilities towards building new reactors early in the next decade to determine the economic return from building additional American Centrifuge capacity. We will also continue to conduct research and development on the American Centrifuge machines even as the initial 3.8 million SWU plant is built. New analytic capability and computer aided manufacturing methods open the door to potentially less costly, more productive machines as we seek to enhance our capability in centrifuge technology and develop a next-generation machine.
     USEC has principally been in a demonstration phase during the second quarter of 2007 and the majority of expenditures have been expensed. USEC is moving into a commercial plant phase where an increasing amount of costs will be capitalized as part of the American Centrifuge Plant. USEC’s ability to move from a demonstration phase to a commercial plant phase is based on management’s view that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement, and economic viability.
     Capitalized costs relating to the American Centrifuge technology include or will include compliance with NRC licensing requirements, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the American Centrifuge commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion, including NRC licensing and license compliance, financing, and installation and operation of centrifuge machines and equipment. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

     Expenditures related to American Centrifuge technology for the six months ended June 30, 2007 and 2006, as well as cumulative expenditures as of June 30, 2007, follow (in millions):

			Cumulative
	Six Months Ended		as of
	June 30,		June 30,
	2007	2006	2007
Total expenditures, including accruals (A)	$94.2	$57.9	$464.9

Amount expensed	$68.6	$46.2	$376.0
Amount capitalized (B)	$25.6	$11.7	$88.9

(A)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations.

(B)	Cumulative capitalized costs as of June 30, 2007 include interest of $6.8 million and exclude prepayments made to suppliers for services not yet performed of $0.9 million.
     For discussions of the financing plan for the American Centrifuge program, see “Management’s Discussion and Analysis – Liquidity and Capital Resources.” For discussions of the target cost estimate for the American Centrifuge program, see “Management’s Discussion and Analysis – Our View of the Business Today.” Risks and uncertainties related to the demonstration, construction and deployment of the American Centrifuge technology are described in Part II, Item 1A, “Risk Factors” of this report.
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
     In 2005, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) ruled that a subsidy provided through government payments under SWU contracts at above-market prices is not subject to the countervailing duty law. On remand from the Federal Circuit, the DOC determined in March 2006 that, because the determination that led to the countervailing duty order was based in large part on such a subsidy, the countervailing duty investigation, absent such subsidy, would result in a de minimis subsidy margin that would not support imposition of a countervailing duty order on imports of French LEU.
     On February 9, 2007, the Federal Circuit affirmed the Court of International Trade’s May 2006 decision sustaining the DOC’s remand determination. The Federal Circuit’s decision was not appealed to the Supreme Court, and as a result, pursuant to the DOC’s March 2006 remand determination, the countervailing duty order was revoked, effective May 14, 2007.
     In the same 2005 decision, the Federal Circuit also concluded that imports of French LEU pursuant to SWU contracts were not subject to the antidumping law because such transactions involved a sale of “services” rather than a sale of merchandise. Following that decision, the DOC issued a remand determination excluding imports pursuant to SWU transactions from the scope of the antidumping duty order and establishing a mechanism for the French enricher and importer to certify that specific imports fall within that exclusion. Appeals by USEC and the United States regarding that remand determination are pending before the Federal Circuit.

     On January 3, 2007, the DOC and the U.S. International Trade Commission (“ITC”) initiated a “sunset” review of the antidumping order against French LEU. On May 3, 2007, the DOC determined that termination of the antidumping order is likely to lead to a continuation or recurrence of dumping of French LEU. Later this year, the ITC is expected to determine whether termination of the order is likely to lead to a continuation or recurrence of material injury to the U.S. enrichment industry, although the deadline for this determination could be extended until March 2008. Unless the ITC makes an affirmative determination, the antidumping order will be revoked and unfairly priced French LEU could again be sold in the United States without restriction. We believe that the absence of any limitation on dumped French LEU could undermine market prices for SWU and result in lost sales by USEC. Therefore, we are supporting continuation of the order in the proceedings before the ITC.
Results of Operations – Three and Six Months Ended June 30, 2007 and 2006
     The following tables show for the three and six months ended June 30, 2007 and 2006, certain items from the accompanying consolidated condensed statements of income detailed by reportable segments and in total.
     Segment Information
     We have two reportable segments measured and presented through the gross profit line of our income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah plants as well as nuclear energy solutions provided by NAC. Intersegment sales between the reportable segments were less than $0.1 million in each period presented below and have been eliminated in consolidation. Segment information follows (in millions):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
		U.S.			U.S.
		Government			Government
	LEU	Contracts		LEU	Contracts
	Segment	Segment	Total	Segment	Segment	Total
Revenue	$162.1	$49.0	$211.1	$475.3	$50.0	$525.3
Cost of sales	142.8	40.6	183.4	404.5	41.2	445.7

Gross profit	$19.3	$8.4	$27.7	$70.8	$8.8	$79.6

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
		U.S.			U.S.
		Government			Government
	LEU	Contracts		LEU	Contracts
	Segment	Segment	Total	Segment	Segment	Total
Revenue	$582.9	$93.2	$676.1	$785.1	$101.5	$886.6
Cost of sales	496.0	79.2	575.2	630.2	84.8	715.0

Gross profit	$86.9	$14.0	$100.9	$154.9	$16.7	$171.6

     Revenue
     Total revenue declined $314.2 million (or 60%) in the three months and $210.5 million (or 24%) in the six months ended June 30, 2007, compared to the corresponding periods in 2006. Revenues from the LEU segment are presented in the following table (in millions, except percentage change):

	Three Months Ended
	June 30,	June 30,		Percentage
	2007	2006	(Decrease)	Change
SWU Revenue	$145.9	$404.3	$(258.4)	(64)%
Uranium Revenue	16.2	71.0	(54.8)	(77)%

Total LEU Revenue	$162.1	$475.3	$(313.2)	(66)%

	Six Months Ended
	June 30,	June 30,		Percentage
	2007	2006	(Decrease)	Change
SWU Revenue	$550.9	$638.3	$(87.4)	(14)%
Uranium Revenue	32.0	146.8	(114.8)	(78)%

Total LEU Revenue	$582.9	$785.1	$(202.2)	(26)%

     Revenue from sales of SWU in the three and six month periods ended June 30, 2007 decreased compared to the corresponding periods in 2006 reflecting decreases in the volume of SWU sold, partly offset by increases the average price billed to customers. The volume of SWU sales decreased 65% in the three months and 21% in the six months ended June 30, 2007, compared to the corresponding periods in 2006, due to the timing of utility customer refuelings. The decline in volume in the six-month period compared to the prior year was expected and we estimate the volume of SWU sales in 2007 will be about 6% to 8% higher than in 2006 due to increased sales in the second half of 2007. Revenue from the sales of SWU under barter contracts, based on the estimated fair value of uranium received in exchange for SWU, was $50.8 million in the six months ended June 30, 2007 compared to $12.5 million in the corresponding period in 2006. The barter sales occurred in the first quarters of 2007 and 2006.
     The average SWU price increased 3% in the three months and 10% in the six months ended June 30, 2007, compared to the corresponding periods in 2006. Excluding sales of SWU under barter contracts in the first quarter of 2007 and 2006, the average SWU price billed to customers increased 6% in the six month period compared to the prior year. The increases reflect higher prices charged to customers under contracts signed in recent years, price increases from contractual provisions for inflation and market adjustments, and the customer mix. We estimate the overall average SWU price in 2007 will be about 6% to 8% higher than in 2006.
     The volume of uranium sold declined 86% in the three months and 75% in the six months ended June 30, 2007, compared to the corresponding periods in 2006. We expect the volume of uranium delivered to customers under current contracts in 2007 to decline by about half compared to 2006. The average price for uranium delivered increased 67% in the three-month period reflecting higher prices charged to customers under contracts signed in recent years. The average price for uranium declined 14% in the six-month period because of deliveries under older, lower-priced contracts in the first quarter of 2007. We currently estimate about a 25% to 30% increase in the average uranium price billed to customers under current contracts in 2007 compared to 2006.

     Revenue from the U.S. government contracts segment declined $1.0 million (or 2%) in the three months and $8.3 million (or 8%) in the six months ended June 30, 2007, compared to the corresponding periods in 2006, due primarily to net declines in DOE and other contract work at the Portsmouth and Paducah plants.
     Cost of Sales
     Cost of sales for SWU and uranium declined $261.7 million (or 65%) in the three months and $134.2 million (or 21%) in the six months ended June 30, 2007, compared to the corresponding periods in 2006, due to the declines in sales volume, partly offset by increases in unit costs. Cost of sales per SWU was 11% higher in the three months and 9% higher in the six months ended June 30, 2007, compared to the corresponding period in 2006, reflecting increases in the monthly moving average inventory costs. Our inventory costs are driven by our production costs and by costs of purchasing SWU under the Russian Contract. Under the monthly moving average inventory cost method we use to value our SWU and uranium inventories, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over current and future periods.
     Production costs increased $42.5 million (or 30%) in the three months ended June 30, 2007, compared to the corresponding period in 2006, reflecting a 25% increase in unit production costs and a 4% increase in production volume. Production costs increased $101.7 million (or 38%) in the six months ended June 30, 2007, compared to the corresponding period in 2006, reflecting a 34% increase in unit production costs and a 3% increase in production volume. These increases were primarily driven by increases in the cost of electric power, which increased $42.0 million in the three months and $97.4 million in the six months ended June 30, 2007, compared to the corresponding periods in 2006, reflecting increases in the average cost per megawatt hour.
     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract declined $60.3 million in the three months and $23.4 million in the six months ended June 30, 2007, compared to the corresponding periods in 2006, reflecting decreased volume based on the timing of deliveries, partly offset by increases in the market-based purchase cost.
     Cost of sales for the U.S. government contracts segment declined $0.6 million (or 1%) in the three months and $5.6 million (or 7%) in the six months ended June 30, 2007, compared to the corresponding periods in 2006, due primarily to net declines in DOE and other contract work at the Portsmouth and Paducah plants.
     Gross Profit
     Our gross profit margin was 13.1% in the three months ended June 30, 2007, compared to 15.2% in the corresponding period in 2006, and 14.9% in the six months ended June 30, 2007, compared with 19.4% in the corresponding period in 2006, reflecting higher production costs resulting from an increase in power costs beginning in June 2006 and declines in high-margin uranium sales, partly offset by higher average sale prices for SWU.
     Gross profit for SWU and uranium declined $51.5 million (or 73%) in the three months and $68.0 million (or 44%) in the six months ended June 30, 2007, compared to the corresponding periods in 2006, due to decreases in the volume of SWU and uranium sold and increases in the SWU unit cost, partly offset by increases in the average SWU price billed to customers.
     Gross profit for the U.S. government contracts segment declined $0.4 million (or 5%) in the three months and $2.7 million (or 16%) in the six months ended June 30, 2007, compared to the corresponding periods in 2006.

     Non-Segment Information
     The following table presents elements of the accompanying consolidated condensed statements of income that are not categorized by segment (amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross profit	$27.7	$79.6	$100.9	$171.6
Special charge for organizational restructuring	—	—	—	1.5
Advanced technology costs	35.6	27.3	69.3	47.1
Selling, general and administrative	11.5	14.1	24.0	25.8

Operating income (loss)	(19.4)	38.2	7.6	97.2
Interest expense	2.4	3.5	5.9	8.2
Interest (income)	(7.9)	(0.5)	(17.8)	(2.3)

Income (loss) before income taxes	(13.9)	35.2	19.5	91.3
Provision (benefit) for income taxes	(0.5)	13.6	(6.4)	35.1

Net income (loss)	$(13.4)	$21.6	$25.9	$56.2

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
     Advanced Technology Costs
     Advanced technology costs increased $8.3 million (or 30%) in the three months and $22.2 million (or 47%) in the six months ended June 30, 2007, compared to the corresponding periods in 2006, reflecting increased demonstration costs for the American Centrifuge technology of $35.2 million and $68.6 million in the three and six months ended June 30, 2007 compared to $26.7 million and $46.2 million in the three and six months ended June 30, 2006. The remaining amounts included in advanced technology costs are for development efforts by NAC of its new MAGNASTOR™ storage system.
     Selling, General and Administrative
     Selling, general and administrative expenses (“SG&A”) declined $2.6 million (or 18%) in the three months and $1.8 million (or 7%) in the six months ended June 30, 2007, compared to the corresponding periods in 2006. This decline reflects a reversal of a previously accrued tax penalty of $3.4 million. We reached agreement with the IRS during the second quarter of 2007 on the timing of certain deductions related to expenditures made in the tax return years 1998 through 2000. The IRS challenged the timing of the deductibility of these expenditures. In addition to the tax penalty reversal, SG&A reflects a $1.5 million reduction of consulting expenses in the three and six months as well as reduced expenses associated with leased office space related to our organizational restructuring as we ceased use of a portion of the headquarters office space by the end of the first quarter of 2006. Offsetting these SG&A improvements are increased compensation expenses of $2.1 million in the three months and $4.2 million in the six months ended June 30, 2007 compared to the corresponding periods in 2006 resulting primarily from the impact of increases in our stock price on our incentive compensation plans.

     Operating Income (Loss)
     Operating income declined $57.6 million (or 151%) in the three months and $89.6 million (or 92%) in the six months ended June 30, 2007, compared to the corresponding periods in 2006, primarily reflecting lower gross profits and increases in advanced technology costs.
     Interest Expense and Interest Income
     Interest expense declined $1.1 million (or 31%) in the three months and $2.3 million (or 28%) in the six months ended June 30, 2007, compared to the corresponding periods in 2006, resulting primarily from our repayment of $288.8 million of our 6.625% senior notes in the first quarter of 2006 and utilization of our credit facility in the second quarter of 2006, slightly offset by increases of accrued interest for taxes.
     Interest income increased $7.4 million in the three months and $15.5 million in the six months ended June 30, 2007, compared to the corresponding periods in 2006, due, in large part, to reversals of previously accrued interest expense on taxes and interest expense recorded upon the adoption of FIN 48 effective January 1, 2007. These reversals relate to the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2002 and agreement on outstanding matters reached with the IRS during the second quarter of 2007.
     Provision (Benefit) for Income Taxes
     The income tax benefit is $0.5 million in the three months and $6.4 million in the six months ended June 30, 2007. The income tax provision was $13.6 million and $35.1 million in the corresponding three and six month periods in 2006. In the first quarter of 2007, we recorded the effects of approximately $12.7 million of benefits due to reversals of accruals previously recorded and those associated with the adoption of FIN 48 effective January 1, 2007. These reversals resulted from the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2002. In the first quarter of 2007, we had estimated the effective tax rate to be in the range of 15% to 20% exclusive of the reversals recorded during the quarter and based on our anticipated net loss for 2007 along with changes in state tax laws. Excluding these reversals and based on our revised income projections as described in our 2007 Outlook Update, the overall effective income tax rate for the six months ended June 30, 2007 is 41% compared to 38% in the corresponding six month period in 2006. The increase in our effective income tax rate from year to year is primarily attributable to changes in state tax laws effective January 1, 2007.
     Net Income (Loss)
     We had a net loss of $13.4 million (or $.15 per share) in the three months ended June 30, 2007, compared with net income of $21.6 million (or $.25 per share) in the corresponding period in 2006. Net income was $25.9 million (or $.30 per share) in the six months ended June 30, 2007, compared with net income of $56.2 million (or $.65 per share) in the corresponding period in 2006. The decline of $35.0 million in the three-month period and $30.3 million in the six-month period reflects the after-tax impacts of our reduced operating income, partly offset by approximately $16.9 million in the first quarter of 2007 and $3.8 million in the second quarter of 2007 of tax-related effects from the impact of reversals of accruals previously recorded and those associated with the adoption of FIN 48, released upon the U.S. federal statute of limitations expiration. The expiration on March 31, 2007 of the statute of limitations with respect to tax return years 1998 through 2002 reversed taxes and interest that were established as a result of the adoption of FIN 48 on January 1, 2007. In addition to these tax-related impacts, the net income declines compared to the corresponding periods in 2006 reflect lower gross profits and increases in advanced technology costs.

2007 Outlook Update
     We are updating our guidance for annual net income, cash flow from operations and our spending pattern for the American Centrifuge project for the remainder of 2007. Both net income and cash flows from operations are expected to improve compared to our earlier guidance primarily due to market conditions for enrichment and uranium, and our ability to use additional electric power in our enrichment process at Paducah.
     Our projection for total revenue for 2007 remains relatively unchanged at approximately $1.91 billion, with approximately $1.55 billion coming from the sale of SWU. We now expect the volume of SWU sold in 2007 to increase by about 6% to 8% over 2006 and that the average price billed to customers will increase by about 6% to 8% over last year. Uranium revenue is expected to be approximately $165 million in 2007. Revenue from U.S. government contracts and other sources is expected to total about $200 million, roughly unchanged from 2006 but higher than earlier guidance on improved sales by subsidiary NAC International.
     Our cost of sales continues to be heavily impacted by the higher price of electricity we have paid since June 2006. Additionally, the price we expect to pay Russia for low enriched uranium under the Megatons to Megawatts program in 2007 is approximately 5% higher than the price we paid in 2006. These higher production and purchase costs offset the improved prices billed to customers in 2007 for both SWU and uranium. We now expect our gross profit margin for 2007 to be approximately 14%, an improvement over our earlier 2007 guidance but below the 18% gross margin recorded in 2006.
     Total spending on the American Centrifuge project in 2007 is expected to be approximately $320 million, split between $135 million in expense and $155 million in capital expenditures, with the remainder in prepayments for specialty materials and new manufacturing facilities for building the commercial plant AC100 centrifuges. The allocation of spending between expense and capital expenditures will continue to be dependent upon the timing of moving the project from the demonstration phase to a commercial plant phase in which significant expenditures will be capitalized. We continue to anticipate that the rate of spending on the American Centrifuge Plant will increase substantially after 2007, with spending in 2008 projected to be about double the 2007 level.
     We expect our SG&A expenses to be approximately $53 million and net interest to be positive $13 million. Given our expectation for net income in 2007 rather than a net loss, we now anticipate that the effective tax rate will increase from our previous guidance. In the first six months, USEC recorded the effect of approximately $20.7 million in non-cash reversals of prior income tax-related accruals. Excluding these reversals, the overall effective income tax rate for the year is expected to be approximately 39% to 41%.
     Our guidance for 2007 net income is in a range of $70 to $80 million. We no longer expect a loss in the third quarter of 2007.
     We also expect cash flows from operations for 2007 to improve substantially over the previous guidance and to be in a range of $25 to $35 million. The expected improvement is primarily due to higher average uranium prices billed to customers, improved gross margin and higher customer collections now anticipated in 2007 for SWU previously expected to be delivered late in the fourth quarter.
     Although we have smaller supplies of uranium available for sale as compared with prior years, we expect to sell uranium inventory in excess of internal needs opportunistically. These potential sales of additional uranium are not reflected in the net income and cash flow guidance described above. In addition, we now believe the risk of having to purchase uranium to address a mismatch of uranium supplied by customers and the amount owed to Russia in future periods has been reduced.

     This earnings and cash flow guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect net income are:
•	Timing of decision to begin capitalizing most spending related to the American Centrifuge. A delay could result in more spending allocated as expense, which would have a direct negative impact on net income;

•	Uranium prices and additional uranium sales related to underfeeding the production process at the Paducah plant;

•	Timing of recognition of deferred revenue; and

•	Movement and timing of customer orders.
Liquidity and Capital Resources
     We provide for our liquidity requirements through our cash balances, working capital and access to our bank credit facility. We expect that our cash, internally generated funds from operations and available borrowings under the credit facility will be sufficient over the next 12 months to meet our cash needs, including the funding of American Centrifuge project activities. However, additional capital will be required in 2008 and beyond to complete the American Centrifuge project on our deployment schedule.
     Although in the past our credit facility has primarily been used to provide letters of credit, we expect to place increasing reliance on it to supplement our liquidity. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. For a discussion of reserve provisions that reduce available borrowings under the facility or restrict the use of borrowings, see “—Capital Structure and Financial Resources” below.
     Our current target estimate for the cost of deployment of the American Centrifuge Plant is $2.3 billion, including amounts already spent and estimates for cost escalation, but not including costs of financing or a reserve for general contingencies. We expect to spend approximately $320 million on the project in 2007. The rate of planned investment will increase substantially after 2007 under our deployment schedule, with spending in 2008 currently projected to be about double the level of 2007. Included in our overall financing needs will also be items such as financial assurance requirements and initial operating costs related to commercial plant startup which by their nature are not included in our target cost estimate for deployment of the American Centrifuge Plant. We expect to access the capital markets to raise capital to fund the American Centrifuge project in a manner and at the times as are in the strategic interests of the company. We are considering various financial products, including equity and debt securities, and the type of financing we undertake would affect our financing costs. We have also been exploring potential investment or other participation by third parties and/or the U.S. government.

     The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended
	June 30,
	2007	2006
Net Cash Provided by (Used in) Operating Activities	$(82.8)	$39.7
Net Cash (Used in) Investing Activities	(41.4)	(16.1)
Net Cash Provided by (Used in) Financing Activities	1.1	(261.1)

Net (Decrease) in Cash and Cash Equivalents	$(123.1)	$(237.5)

     Operating Activities
     Cash flow used by operating activities was $82.8 million in the six months ended June 30, 2007 compared with cash flow provided by operations of $39.7 million in the corresponding period in 2006, or $122.5 million more cash used by operating activities period to period.
     During the first six months ended June 30, 2007, results of operations of $25.9 million excluding approximately $20.7 million non-cash related reversals of previously recorded and those associated with the adoption of FIN 48 contributed to our operating cash. Net inventory balances grew $190.9 million reflecting increased production volume and cost as well as lower sales, partially offset by a reduction in accounts receivable of $79.0 million from customer collections following a high level of sales in the fourth quarter of 2006. The increased inventory level was planned to meet delivery obligations to customers in the second half of 2007. Purchase costs under the Russian Contract decreased during the period and the increase in payables caused by the timing of the purchases remained outstanding at June 30, 2006, providing $12.1 million of cash flow as of the end of the period.
     During the first six months ended June 30, 2006, results of operations contributed $56.2 million to cash flow along with a reduction in net inventory balances of $73.5 million since December 31, 2005, as we sold more from inventories than we produced. Purchase costs under the Russian Contract increased during the period, but the increase in payables caused by the timing of the purchases remained outstanding at June 30, 2006, providing $32.3 million of cash flow as of the end of the period. The reduction in our balances of accounts payable and other liabilities were principally from tax payments made during the period, from prepayment modifications under the amended TVA contract, and from payments made to our former president and chief executive officer in settlement of his claims. These reductions in accounts payable and other liabilities reduced cash flow from operations by $77.6 million. Accounts receivable balances increased $50.5 million, reflecting the timing of our increased sales volume at the end of the six-month period.
     Investing Activities
     Capital expenditures amounted to $41.4 million in the six months ended June 30, 2007, compared with $16.1 million in the corresponding period in 2006. Capital expenditures include cash expenditures associated with the American Centrifuge Plant of $31.5 million in the six months ended June 30, 2007, compared with $11.7 million in the corresponding period in 2006. In addition, cash deposits of $4.0 million were provided in March 2007 as collateral for an $8.1 million surety bond, in anticipation of receipt of the American Centrifuge Plant license from the NRC, which was later received in April 2007.

     Financing Activities
     During the six months ended June 30, 2007, aggregate borrowings and repayments under the revolving credit facility were $5.9 million, and the peak amount outstanding was $4.8 million. There were no borrowings under the revolving credit facility at June 30, 2007 or December 31, 2006.
     We repaid the remaining principal balance of our 6.625% senior notes of $288.8 million on the scheduled maturity date of January 20, 2006, using cash on hand and borrowing under our bank credit facility of approximately $78.5 million. We repaid the $78.5 million borrowing with funds from operations by the end of January 2006.
     There were 87.4 million shares of common stock outstanding at June 30, 2007, compared with 87.1 million at December 31, 2006, an increase of 0.3 million shares (or 0.3%).
     Working Capital

	June 30,	December 31,
	2007	2006
	(millions)
Cash and cash equivalents	$48.3	$171.4
Accounts receivable – trade	136.9	215.9
Inventories, net	1,058.2	843.1
Other current assets and liabilities, net	(262.6)	(246.4)

Working capital	$980.8	$984.0

     Capital Structure and Financial Resources
     At June 30, 2007, our long-term debt consisted of $150.0 million of 6.75% senior notes due January 20, 2009. The senior notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. Our total debt-to-capitalization ratio was 15% at June 30, 2007 and 13% at December 31, 2006.
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
     Utilization of the revolving credit facility at June 30, 2007 and December 31, 2006 follows:

	June 30,	December 31,
	2007	2006
	(millions)
Short-term borrowings	$—	$—
Letters of credit	33.4	35.8
Available credit	313.1	346.2
     Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit, and will fluctuate during the quarter. Qualifying assets are reduced by a $150.0 million reserve referred to in the agreement as the “senior note reserve” tied to the aggregate amount of proceeds received by us from any future debt or equity offerings. The senior note reserve reduces availability under the credit facility only at such time and to the extent that we do not have sufficient qualifying assets available to cover the reserve and our other reserves. Our other reserves against our qualifying assets currently consist primarily of a reserve for future obligations to DOE with respect to the turnover of the gaseous diffusion plants at the end of the term of the lease of these facilities.

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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of June 30, 2007, we were in compliance with all of the covenants.
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
Contractual Commitments to Purchase Power
     USEC signed new power purchase agreements in 2007, principally with TVA, resulting in the following estimated contractual commitments at June 30, 2007 (in millions):

	Less than	1- 3	3 -5
	1 year	years	years	Total
Power purchase commitments for the Paducah plant	$559.5	$1,490.0	$453.6	$2,503.1
     Capacity under the contracts is fixed. Prices for supplemental power in July through August 2007 are fixed. Remaining prices under the TVA contract are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased power costs, and related costs.
     There were no other significant changes to our contractual commitments as presented in our 2006 Annual Report.

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

	June 30,	December 31,
	2007	2006
Depleted Uranium:
Long-term liability for depleted uranium disposition	$82.6	$71.5

Financial assurance primarily for depleted uranium:
Letters of credit	$24.1	$24.1
Surety bonds	130.6	130.6

Total financial assurance primarily for depleted uranium	$154.7	$154.7

Decontamination and decommissioning (“D&D”) of American Centrifuge:
Long-term liability for asset retirement obligation	$3.0	$8.8

Financial assurance related to D&D:
Letters of credit	$—	$—
Surety bonds	16.9	8.8

Total financial assurance related to D&D	$16.9	$8.8

Other financial assurance:
Letters of credit	$9.3	$11.7
Surety bonds	2.5	3.6

Total other financial assurance	$11.8	$15.3

Total financial assurance:
Letters of credit	$33.4	$35.8
Surety bonds	150.0	143.0

Total financial assurance	$183.4	$178.8

Cash collateral deposit for surety bonds for depleted uranium and D&D	$65.7	$60.8

Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the credit facility, the surety bonds as discussed above and certain contractual commitments disclosed in our 2006 Annual Report along with updates included in this quarterly report for our contractual commitments to purchase power, there were no material off-balance sheet arrangements, obligations, or other relationships at June 30, 2007 or December 31, 2006.

New Accounting Standards Not Yet Implemented
     Reference is made to New Accounting Standards Not Yet Implemented in note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At June 30, 2007, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has long-term debt consisting of $150.0 million in 6.75% senior notes scheduled to mature January 20, 2009. At June 30, 2007, the fair value of the senior notes was $145.5 million and the balance sheet carrying amount was $150.0 million. The fair value is calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities. USEC has not entered into financial instruments for trading purposes.
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
Item 4. Controls and Procedures
     Effectiveness of Our Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to information regarding (a) the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contract with the U.S. Department of Energy for the supply of cold standby services at the Portsmouth plant, (b) questions raised by the Defense Contract Audit Agency regarding the allowability of certain costs billed to DOE, and (c) an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, USEC and others, reported in note 7 to the consolidated condensed financial statements.
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
Investors should carefully consider the updated risk factors below and the other risk factors in Item 1A of our 2006 Annual Report on Form 10-K, in addition to the other information in our Annual Report and in this quarterly report on Form 10-Q.
The long-term viability of our business depends on our ability to replace our current enrichment facility with the American Centrifuge Plant.
We currently depend on our gaseous diffusion facility in Paducah, Kentucky for approximately one-half of the LEU that we need to meet our delivery obligations to our customers and to generate uranium through underfeeding to satisfy our obligations under the Russian Contract. The gaseous diffusion technology that we use at the Paducah plant is an older, high operating-cost technology that requires substantially greater amounts of electric power than the centrifuge technology used by our competitors. Due to significant increases in our power costs and the possibility of additional power cost increases in the future, the production of LEU using gaseous diffusion technology is becoming increasingly uneconomic. We are focused on developing and deploying an advanced uranium enrichment centrifuge technology, which we refer to as American Centrifuge technology, as a replacement for our gaseous diffusion technology. The American Centrifuge technology is more advanced and expected to operate substantially more cost-efficiently than gaseous diffusion. The American Centrifuge technology, however, has substantial capital costs and risks as further described below. We are not currently pursuing any strategies to replace our gaseous diffusion plant in Paducah with alternatives other than the American Centrifuge Plant. As a result, if we are unable to successfully and timely demonstrate and deploy the American Centrifuge Plant on a cost-effective basis, due to the risks and uncertainties described in this section or for any other reasons, our gross profit margins, cash flows, liquidity and results of operations would be materially and adversely affected and our business may not remain viable.
We face a number of risks and uncertainties associated with the successful and timely demonstration, construction and deployment of the American Centrifuge technology.
The American Centrifuge technology is expected to be more operationally cost-efficient than our gaseous diffusion technology that we currently depend on for LEU production at our Paducah plant. However, the demonstration, construction and deployment of the American Centrifuge technology is a large and capital-intensive undertaking that is subject to numerous risks and uncertainties.

We are in the process of demonstrating the American Centrifuge technology and are working toward beginning commercial plant operations in late 2009 and having approximately 11,500 centrifuge machines deployed in 2012. However, to date we have experienced substantial delays in demonstrating the American Centrifuge technology and these delays have impacted our construction and deployment schedule and increased the overall costs of the project. The delays we have experienced to date resulted from a variety of factors, including the failure of certain materials to meet specifications, performance problems with, and failures of, certain centrifuge components, and the time-consuming process of ensuring compliance with regulatory requirements.
In the beginning of 2007, we revised our deployment schedule and cost estimate to take account of the effect of delays experienced through the end of 2006. While the revised schedule takes into account the lessons we have learned in our efforts to deploy the American Centrifuge Plant to date, it is nevertheless ambitious. To maintain the revised schedule, we have made, and expect to continue to make, key decisions, including decisions to expend or commit to expend large amounts of capital and resources, before we have received all relevant centrifuge machine performance data and confirmation of the American Centrifuge project’s costs, schedule and overall viability.
Additionally, our ability to meet the revised schedule depends on a number of factors that are outside of our control, including our reliance on third party suppliers for American Centrifuge components. The failure of any of these suppliers to provide their respective components as scheduled or at all could result in substantial delays in, or otherwise materially hamper, the deployment of the American Centrifuge Plant. There are a limited number of potential suppliers for these key components and finding alternate suppliers could be difficult, time consuming and costly. In addition, because such suppliers are few and due to our dependence on them for key components, our ability to obtain favorable contractual terms with these suppliers is limited. We have entered into and expect to enter into future agreements with suppliers in which we bear certain cost, schedule and performance risk. Although we will seek to address these risks, we cannot provide any assurance that we will be able to, which could result in cost increases and unanticipated delays. Our inability to effectively integrate these suppliers and other key third party suppliers could also result in delays and otherwise increase our costs.
As a result of these and other factors, including factors and circumstances similar to those that have delayed us in the past, we may be unable to meet our revised schedule. Delays in our revised schedule could:
•	increase our costs for the project, both on an overall basis and in terms of the incremental costs we must incur to recover from delays;

•	if the delays cause us to fail to meet a milestone under the DOE-USEC Agreement, lead DOE to exercise the remedies described below;

•	make it more difficult for us to attract and retain customers who may want to contract for purchases of LEU beyond 2012 before we can enter into contracts for the sale of LEU generated by the American Centrifuge Plant; and

•	extend the time under which we are contractually required to continue to operate our high-cost Paducah plant.
Any of these outcomes could substantially reduce our revenues, gross profit margins, liquidity and cash flows and adversely affect the overall economics, ability to finance and the likelihood of successful deployment of the American Centrifuge. This would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the successful deployment of the American Centrifuge project.

We are required to meet certain milestones under the DOE-USEC Agreement and our failure to meet these milestones or disagreements with DOE as to whether we met a milestone in a timely manner could cause DOE to exercise one or more remedies under the DOE-USEC Agreement.
The DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. In March 2007, we received approval from DOE to revise and extend the October 2006 milestone by one year and to extend the January 2007 financing milestone by one year to January 2008. In approving these extensions, DOE reserved its rights and remedies under the DOE-USEC Agreement.
After the revision, four mandatory milestones and one optional milestone remain:
•	October 2007: Lead Cascade operational and generating product assay in a range useable by nuclear power plants;

•	January 2008: Financing commitment secured for a one million SWU centrifuge plant;

•	January 2009: Begin American Centrifuge commercial plant operations at facility in Piketon, Ohio;

•	March 2010: American Centrifuge Plant capacity at one million SWU per year; and

•	September 2011: American Centrifuge Plant (if expanded at our option) projected to have an annual capacity at 3.5 million SWU per year.
Our revised schedule for deploying the American Centrifuge Plant is later than the schedule established by these milestones. While we believe that we will reach a mutually acceptable agreement with DOE regarding rescheduling of these other milestones, we cannot assure you that we will reach such an agreement. If DOE determines that we failed to comply with the terms of the DOE-USEC Agreement, including if DOE determines we did not meet one or more of the milestones that we believe we have already met, then, unless such failure is determined to arise from causes beyond our control and without our fault or negligence, DOE could exercise one or more remedies under the DOE-USEC Agreement. These remedies could include terminating the DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole Executive Agent under the Megatons-to-Megawatts program. Any of these actions could have a material adverse impact on our business and prospects. Once USEC has secured (and demonstrated to DOE) firm financing commitments for the construction of a one million SWU centrifuge plant, DOE’s ability to take these actions is limited to circumstances in which failure to meet a milestone is attributable to our gross negligence in project planning or execution or where we constructively or formally abandon the project.
Deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.
We will require a significant amount of capital to achieve commercial deployment of the American Centrifuge Plant. Under our revised deployment schedule, spending on the American Centrifuge project will increase substantially after 2007, with spending in 2008 currently projected to be approximately double the level of 2007.

Given the declining level of cash generated by our existing operations caused by higher power costs incurred since June 2006, the expected cost to complete the American Centrifuge project and the risk associated with the project, we expect that we will need participation by third parties and/or the U.S. government to finance and complete the project under our revised deployment schedule. We cannot assure you that we will be able to obtain sufficient additional external financing and we cannot predict the cost or terms on which such financing will be available, if at all, to continue our operations and deployment of the American Centrifuge Plant. We also cannot assure you that we will be able to attract third party and/or U.S. government participation.
Factors that could affect our ability to obtain financing, the cost of any financing or our ability to successfully attract the third party and/or U.S. government investment or participation that we may need to raise capital could include:
•	the success of our demonstration of the American Centrifuge and the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant;

•	consequences of a failure to reach an agreement with DOE regarding future milestones under the 2002 DOE-USEC Agreement or the determination by DOE that we have not complied with a prior milestone that we believe we met;

•	our ability to get loan guarantees or other support from the U.S. government;

•	SWU prices;

•	our perceived competitive position;

•	our ability to secure long-term SWU purchase commitments from customers at adequate prices and for adequate duration;

•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements;

•	the impact of reductions or changes in trade restrictions on imports of Russian and other foreign LEU and related uncertainties;

•	additional downgrades in our credit rating;

•	market price and volatility of our common stock;

•	general economic and capital market conditions;

•	conditions in energy markets;

•	regulatory developments;

•	investor confidence in our industry and in us;

•	competition for financing from other uranium enrichment projects;

•	our reliance on LEU delivered to us under the Russian Contract;

•	the level of success of our current operations; and

•	restrictive covenants in the agreements governing our revolving credit facility and any future financing arrangements that limit our operating and financial flexibility.
There can be no assurance that we will attract the capital we need to complete the American Centrifuge project in a timely manner or at all. If we do not, we might be forced to slow or stop spending on the project, which could result in delays and increased costs, and potentially make the project uneconomic. This would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the successful deployment of the American Centrifuge project.

Our estimates of the costs of the American Centrifuge project are subject to significant uncertainties that could adversely affect our ability to finance and deploy the American Centrifuge Plant.
Our cost estimates for the American Centrifuge project are based on many assumptions that are subject to change as new information becomes available or as unexpected events occur. Some of the key variables in our estimates are difficult to quantify with certainty at this stage of the project. Further, several key variables such as the cost of raw materials to build the plant and general inflation are outside our control. It is also difficult to quantify with certainty at this stage the cost of manufacturing complex centrifuge machine components on a commercial scale. This manufacturing will be done by third parties and while our cost estimates reflected preliminary input from our project suppliers, we will not know the actual cost until we finalize the design of the centrifuge machines and enter into contractual arrangements with these project suppliers.
Based on information currently available to us, including initial bids and procurements from suppliers, feedback from consultants and other third parties, and our analysis of material, commodity and labor cost trends, we believe that some of our costs could be higher than provided for in our target cost estimate, particularly for the first centrifuge machines being manufactured by our suppliers. Working closely with key project suppliers, we are seeking to reduce the capital cost per machine while maintaining performance objectives to help achieve our target cost estimate. We continue to simplify the design of the centrifuge machines in order to reduce costs as well as to take advantage of technological advancements to improve performance. We believe that success in these value engineering efforts may help to offset higher materials costs seen in some of the initial procurements, but we cannot assure you that such offsets will be achieved or that we will otherwise meet our target cost estimate.
In addition, our current target estimate for the deployment of the American Centrifuge Plant of $2.3 billion assumes that we are able to comply with an ambitious schedule for demonstration and deployment activities and achieve certain costs savings in 2007 and beyond. We may not be able to maintain this schedule or achieve these cost savings. Our target estimate of $2.3 billion does not include costs related to financing or a reserve for general contingencies. In addition, included in our overall financing needs will be items such as financial assurance requirements and initial operating costs related to commercial plant startup which by their nature are not included in our target cost estimate for deployment of the American Centrifuge Plant. In our pre-application for a loan guarantee under DOE’s loan guarantee program, we requested a proposed loan guarantee amount based on a preliminary cost estimate plus amounts for contingency, financing, financial assurance costs and initial operating costs related to commercial plant startup.
We expect to update our target cost estimate for deployment of the American Centrifuge Plant in early 2008. This update will include a reserve for general contingencies that will reflect the maturity of the project as well as our evaluation of material, commodity and labor cost trends at that point. The reserve for general contingencies, which is not included in our current target cost estimate of $2.3 billion, will take into account variations in the project plans that we believe may occur and associated increased costs that we cannot specifically identify at the time the estimate is prepared.

We cannot assure investors that costs associated with the American Centrifuge Plant will not be materially higher than anticipated or that efforts that we take to mitigate cost increases will be successful or sufficient. Regardless of our success in demonstrating the technical viability of the American Centrifuge technology, uncertainty surrounding our ability to accurately estimate costs or to limit potential cost increases could jeopardize our ability to successfully finance and deploy the American Centrifuge Plant. This would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the successful deployment of the American Centrifuge project.
Significant increases in the cost of the electric power supplied to our Paducah plant have materially increased our overall production costs and may, in the future, increase our cost of sales to a level above the average prices we bill our customers.
Dramatically higher costs for power are putting significant pressure on our business and will continue to do so unless and until we are able to deploy more efficient centrifuge technology. We do not hedge our exposure to the volatility of electric power prices. The gaseous diffusion enrichment process that we use to produce LEU at our Paducah plant requires significant amounts of electric power. After an approximately 50% increase in 2006 in our costs for electric power under our power contract with the Tennessee Valley Authority (“TVA”), electric power constitutes approximately 70% of production cost at the Paducah plant. We amended our power contract with TVA effective June 1, 2007 to provide capacity and prices from June 2007 through May 2012. While this contract provides some stability and assurances regarding power costs for the next five years, the costs of electric power under this 2007 amendment are at prices generally similar to those implemented in the 2006, and those prices continue to increase each year through 2012. Our power costs are also subject to monthly adjustments to account for changes in TVA’s fuel and purchased-power costs, which means that our actual power costs could be even greater than we anticipate. We also purchase additional power during the summer months at market prices, which is the time of the year when market prices are the highest, and which are subject to volatility.
Capacity and prices under the TVA contract are only agreed upon through May 2012 and we have not yet contracted for power for periods beyond that time. If we want to purchase power to operate our Paducah plant beyond May 2012, we may be unable to reach an acceptable agreement and we are at risk for additional power cost increases in the future.
Although we are currently signing new contracts with customers in which prices for future deliveries are adjusted, in part, on the basis of changes in a power cost index, most of our sales contracts do not include provisions that permit us to pass through increases in power prices to our customers. As a result, our gross profit margin and cash flow under these sales contracts will be significantly reduced by the higher power costs under the amended TVA contract. Additionally, if our power costs rise unexpectedly, profit margins under new sales contracts that we are entering into may be similarly impacted to the extent the adjustments in the power cost index are not sufficient to account for increases in our power costs. Accordingly, if our power costs continue to rise and mitigating steps are unavailable or insufficient, production at the Paducah plant will become increasingly uneconomic at existing contract prices, which will adversely affect the long-term viability of our business.
In accordance with the TVA power contract, we provide financial assurance to support our payment obligations to TVA, including providing an irrevocable letter of credit and making weekly prepayments based on the price and usage of power. Effective September 2007, because of the increased volume of power we have contracted for, the amount required for the letter of credit and weekly prepayments will increase. These financial requirements will increase again in October 2007. A significant increase in the price we pay for power could further increase the amount of this financial assurance, which could adversely affect our liquidity and reduce capital resources otherwise available to fund the American Centrifuge project.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Second Quarter 2007 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
April 1 – April 30	1,146	$20.47	—	—
May 1 – May 31	753	$20.94	—	—
June 1 – June 30	—	—	—	—

Total	1,899	$20.66	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 1,899 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the 1999 Equity Incentive Plan, as amended.
Item 4. Submission of Matters to a Vote of Security Holders
     USEC held its annual meeting of shareholders on April 26, 2007. As of the record date, March 1, 2007, there were 87.1 million shares of common stock outstanding and entitled to vote. 93.1% of those shares were represented at the annual meeting.
     A board of eight directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified. There were no abstentions or broker non-votes. The number of votes cast for and withheld follows (in millions):

	For	Withheld
James R. Mellor, Chairman	80.7	0.3
Michael H. Armacost	52.1	28.9
Joyce F. Brown	80.8	0.3
Joseph T. Doyle	80.8	0.3
John R. Hall	80.8	0.3
W. Henson Moore	80.8	0.3
Joseph F. Paquette, Jr.	80.8	0.3
John K. Welch	80.8	0.3
     The following item was also voted on at the annual meeting (in millions):

	For	Against	Abstain
Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2007	80.3	0.2	0.6

Item 6. Exhibits
10.1	Amendatory Agreement (Supplement No. 4) dated June 1, 2007 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.2	Contract dated June 25, 2007 between USEC Inc. and BWXT Services, Inc. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3	Summary Sheet for 2007 Non-Employee Director Compensation.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.
August 2, 2007	By	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendatory Agreement (Supplement No. 4) dated June 1, 2007 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.2	Contract dated June 25, 2007 between USEC Inc. and BWXT Services, Inc. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3	Summary Sheet for 2007 Non-Employee Director Compensation.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.