Form 10-Q
period 2007-09-30
USEC INC
filed 2007-11-02
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐     No ☑
     As of October 31, 2007, there were 110,445,000 shares of Common Stock issued and outstanding.

     This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: the success of the demonstration and deployment of our American Centrifuge technology including our ability to meet our performance targets, target cost estimate and schedule for the American Centrifuge Plant and our ability to secure required external financial support; the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under most existing long-term contracts to pass on to customers increases in SWU prices under the Russian Contract resulting from significant increases in market prices; changes in existing restrictions on imports of Russian enriched uranium, including the imposition of duties on imports of enriched uranium under the Russian Contract; the elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits and government/regulatory and environmental remediation efforts); the competitive environment for our products and services; changes in the nuclear energy industry; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$774.8	$171.4
Accounts receivable – trade	342.4	215.9
Inventories	1,044.8	900.0
Deferred income taxes	36.2	24.0
Other current assets	95.8	97.8

Total Current Assets	2,294.0	1,409.1
Property, Plant and Equipment, net	239.1	189.9
Other Long-Term Assets
Deferred income taxes	195.0	156.2
Deposits for surety bonds	66.2	60.8
Pension asset	16.6	13.8
Inventories	—	24.2
Bond financing costs	14.5	—
Goodwill	6.8	6.8
Intangibles	0.3	0.6

Total Other Long-Term Assets	299.4	262.4

Total Assets	$2,832.5	$1,861.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$176.8	$129.1
Payables under Russian Contract	130.9	105.3
Inventories owed to customers and suppliers	86.4	56.9
Deferred revenue and advances from customers	134.8	133.8

Total Current Liabilities	528.9	425.1
Long-Term Debt	725.0	150.0
Other Long-Term Liabilities
Depleted uranium disposition	86.6	71.5
Postretirement health and life benefit obligations	137.7	128.7
Pension benefit liabilities	22.6	20.2
Other liabilities	84.1	79.9

Total Other Long-Term Liabilities	331.0	300.3
Commitments and Contingencies (Note 8)
Stockholders’ Equity	1,247.6	986.0

Total Liabilities and Stockholders’ Equity	$2,832.5	$1,861.4

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Separative work units	$483.5	$336.6	$1,034.4	$974.9
Uranium	102.2	34.4	134.2	181.2
U.S. government contracts and other	49.0	46.8	142.2	148.3

Total revenue	634.7	417.8	1,310.8	1,304.4
Cost of sales:
Separative work units and uranium	480.3	326.7	976.3	956.9
U.S. government contracts and other	42.4	39.0	121.6	123.8

Total cost of sales	522.7	365.7	1,097.9	1,080.7

Gross profit	112.0	52.1	212.9	223.7
Special charge for organizational restructuring	—	(0.1)	—	1.4
Advanced technology costs	30.8	23.9	100.1	71.0
Selling, general and administrative	9.0	10.9	33.0	36.7

Operating income	72.2	17.4	79.8	114.6
Interest expense	3.3	3.2	9.2	11.4
Interest (income)	(3.9)	(1.7)	(21.7)	(4.0)

Income before income taxes	72.8	15.9	92.3	107.2
Provision for income taxes	27.2	6.0	20.8	41.1

Net income	$45.6	$9.9	$71.5	$66.1

Net income per share – basic	$.52	$.11	$.82	$.76
Net income per share – diluted	$.51	$.11	$.81	$.76
Weighted-average number of shares outstanding:
Basic	87.9	86.7	87.3	86.5
Diluted	89.8	86.9	88.2	86.8
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$71.5	$66.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28.1	26.5
Deferred income taxes	(21.9)	(8.6)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(126.5)	65.2
Inventories – net (increase) decrease	(91.1)	84.0
Payables under Russian Contract – increase	25.6	9.1
Deferred revenue, net of deferred costs – increase (decrease)	6.5	(16.8)
Accrued depleted uranium disposition	15.1	16.1
Accounts payable and other liabilities – (decrease)	(5.2)	(76.2)
Other, net	(6.4)	(12.4)

Net Cash Provided by (Used in) Operating Activities	(104.3)	153.0

Cash Flows Used in Investing Activities
Capital expenditures	(65.9)	(29.6)
Deposits for surety bonds	(4.0)	—

Net Cash (Used in) Investing Activities	(69.9)	(29.6)

Cash Flows Used in Financing Activities
Borrowings under credit facility	71.1	133.3
Repayments under credit facility	(71.1)	(133.3)
Repayment of senior notes	—	(288.8)
Tax benefit related to stock-based compensation	0.9	0.4
Proceeds from issuance of convertible senior notes	575.0	—
Bond issuance costs paid	(12.9)	—
Common stock issued, net of issuance costs	214.6	2.2

Net Cash Provided By (Used in) Financing Activities	777.6	(286.2)

Net Increase (Decrease)	603.4	(162.8)
Cash and Cash Equivalents at Beginning of Period	171.4	259.1

Cash and Cash Equivalents at End of Period	$774.8	$96.3

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$7.7	$19.7
Income taxes paid	49.6	72.6
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2006.
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

2. ACCOUNTS RECEIVABLE

	September 30,	December 31,
	2007	2006
	(millions)
Accounts receivable – trade, net (1):

Utility customers:
Trade receivables	$255.8	$174.3
Unbilled revenue (2)	52.5	2.0

	308.3	176.3

Contract services, primarily DOE (3):
Contract services billed	21.8	19.8
Unbilled revenue	12.3	19.8

	34.1	39.6

	$342.4	$215.9

(1)	Valuation and allowances for doubtful accounts were $17.0 million at September 30, 2007 and $14.4 million at December 31, 2006.

(2)	Unbilled revenue for utility customers represents price adjustments for past deliveries earned but not yet billable under contract, of which $51.5 million is expected to be billed in the first quarter of 2008.

(3)	Billings for contract services related to DOE are invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred and invoiced amounts. USEC expects to invoice and collect the unbilled amounts as provisional billing rates are revised, submitted to and approved by DOE.
3. INVENTORIES

	September 30,	December 31,
	2007	2006
	(millions)
Current assets:
Separative work units	$703.6	$701.7
Uranium	330.4	189.1
Materials and supplies	10.8	9.2

	1,044.8	900.0

Long-term assets:
Uranium	—	24.2

Current liabilities:
Inventories owed to customers and suppliers	(86.4)	(56.9)

Inventories, net	$958.4	$867.3

4. INCOME TAXES
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
     USEC and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. In the third quarter, the Internal Revenue Service (“IRS”) completed USEC’s federal income tax return examination for tax years 1998 through 2003. At September 30, 2007, the federal statute of limitations was closed with respect to all tax years through 2003. In the second quarter of 2007, the IRS commenced an examination of USEC’s 2004 and 2005 federal income tax returns. At September 30, 2007, the applicable Kentucky and Ohio statutes of limitations for tax years 2002 forward and 2003 forward, respectively, had not yet expired.
     In the third quarter of 2007, the liability for unrecognized tax benefits decreased $0.9 million and the tax provision decreased $0.4 million, primarily as a result of the expiration of the statute of limitations with respect to tax year 2003. For the first nine months of 2007, the liability for unrecognized tax benefits decreased by $31.5 million and the tax provision decreased by $12.9 million primarily as a result of the expiration of the federal statute of limitations for all tax years through 2003 which occurred in the first and third quarters and as a result of an agreement reached with the IRS on an issue in the second quarter followed by the completion of the IRS examination in the third quarter. At September 30, 2007, the liability for unrecognized tax benefits, included in other long-term liabilities, was $7.0 million. USEC believes that it is reasonably possible that the liability for unrecognized tax benefits could decrease by up to $1.3 million in the next 12 months.
     USEC recognizes accrued interest as a component of interest expense and accrued penalties as a component of selling, general and administrative expense in the consolidated statement of income, which is consistent with the reporting for these items in periods prior to the implementation of FIN 48. After implementation of FIN 48, USEC’s balance of accrued interest and penalties was $19.5 million at January 1, 2007. Expenses for accrued interest and penalties recorded during the third quarter of 2007 and the first nine months of 2007 were $0.5 million and $2.5 million, respectively. During the third quarter of 2007 and the first nine months of 2007, $2.2 million and $15.7 million, respectively, of previously accrued interest and penalties were reversed as a result of the expiration of the federal statute of limitations for all tax years through 2003 and the completion of the IRS examination. The reversal of previously accrued interest was recorded as interest income and the reversal of the previously accrued penalties was recorded as a reduction to selling, general and administrative expense in the consolidated statement of income. As a result of settling the IRS examination, USEC made an interest payment to the IRS of $3.5 million in September 2007. At September 30, 2007, accrued interest and penalties totaled $2.8 million.
5. DEBT
     Long-Term Debt

	September 30,	December 31,
	2007	2006
	(millions)
3.0% convertible senior notes, due October 1, 2014	$575.0	$—
6.75% senior notes, due January 20, 2009	150.0	150.0

	$725.0	$150.0

     Convertible Senior Notes due 2014
     In September 2007, USEC issued $575.0 million in convertible notes. The notes bear interest at a rate of 3.0% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008. As part of this issuance, USEC paid underwriting discounts and accrued related offering expenses of $14.5 million. These costs are deferred and will be amortized using the effective interest rate method over the life of the convertible notes. The notes will mature on October 1, 2014.
     The notes are senior unsecured obligations and rank equally with all existing and future senior unsecured debt of USEC Inc. and senior to all subordinated debt of USEC Inc. The notes are structurally subordinated to all existing and future liabilities of subsidiaries of USEC Inc. and will be effectively subordinated to existing and future secured indebtedness of USEC Inc. to the extent of the value of the collateral.
     Holders may convert their notes to common stock at their option on any day prior to the close of business on the scheduled trading day immediately preceding August 1, 2014 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of USEC Inc. common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter), if the last reported sale price of USEC Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, August 1, 2014 through the scheduled trading day immediately preceding the maturity date of the notes.
     Upon conversion, for each $1,000 in principal amount outstanding, USEC will deliver a number of shares of USEC Inc. common stock equal to the conversion rate. The initial conversion rate for the notes is 83.6400 shares of common stock per $1,000 in principal amount of notes, equivalent to an initial conversion price of approximately $11.956 per share of common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a make-whole fundamental change (as defined in the indenture governing the notes) occurs prior to the maturity date of the notes, USEC will in some cases increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change.
     Subject to certain exceptions, holders may require USEC to repurchase for cash all or part of their notes upon a fundamental change (as defined in the indenture governing the notes) at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date. USEC may not redeem the notes prior to maturity.
     At September 30, 2007, the fair value of the convertible notes based on the most recent trading price was $624.1 million, compared with the balance sheet carrying amount of $575.0 million.
     Senior Notes due 2009
     Senior notes bearing interest at 6.75% amounted to $150.0 million in aggregate principal amount at September 30, 2007 and December 31, 2006. The senior notes are due January 20, 2009, and interest is paid every six months in arrears on January 20 and July 20. The senior notes are unsecured obligations and rank on parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. The senior notes may be redeemed by USEC at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium.

     At September 30, 2007, the fair value of the senior notes calculated based on the most recent trading price was $144.8 million, compared with the balance sheet carrying amount of $150.0 million.
     In January 2006, USEC repaid the remaining balance of its 6.625% senior notes which amounted to $288.8 million on the scheduled maturity date.
     Revolving Credit Facility
     There were no short-term borrowings under the $400.0 million revolving credit facility at September 30, 2007 or December 31, 2006. During the nine months ended September 30, 2007, aggregate borrowings and repayments were $71.1 million, and the peak amount outstanding was $61.4 million. Letters of credit issued under the facility amounted to $38.4 million at September 30, 2007 and $35.8 million at December 31, 2006. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Availability under the credit facility after letters of credit outstanding was $361.6 million at September 30, 2007 and $346.2 million at December 31, 2006.
6. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
     Deferred revenue and advances from customers were as follows (in millions):

	September 30,	December 31,
	2007	2006
Deferred revenue	$133.1	$129.4
Advances from customers	1.7	4.4

	$134.8	$133.8

     In a number of sales transactions, title to uranium or low enriched uranium (“LEU”) is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require USEC to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. In such cases, recognition of revenue is deferred until uranium or LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. Related costs associated with deferred revenue, reported in other current assets, totaled $72.6 million at September 30, 2007 and $78.4 million at December 31, 2006.
7. AMERICAN CENTRIFUGE DECONTAMINATION AND DECOMMISSIONING
     USEC leases facilities in Piketon, Ohio from the U.S. Department of Energy (“DOE”) for the American Centrifuge Plant. USEC owns all capital improvements and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. This provision is unlike the gaseous diffusion plant lease where USEC may leave the property in “as-is” condition at termination of the lease. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, USEC is required to return these leased facilities to DOE in a condition that meets U.S. Nuclear Regulatory Commission (“NRC”) requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). This creates an asset retirement obligation (“ARO”). As part of the NRC license to operate the American Centrifuge Plant issued in April 2007, USEC is required to provide an acceptable Decommissioning Funding Plan (“DFP”) to the NRC. USEC is required to adjust the cost estimate of the DFP annually prior to operation of the facility at full capacity, and after full capacity is reached, at least every three years. The current DFP cost estimate of $317.7 million is in 2006 dollars. USEC is required to provide financial assurance to the NRC incrementally based on the DFP and in anticipation of the upcoming annual facility construction and centrifuge installation. USEC is also required to provide financial assurance to DOE in an amount equal to USEC’s current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of USEC by the NRC for decommissioning, which is estimated to be $27.6 million. During 2006, USEC provided a surety bond of $8.8 million in accordance with the DFP increment related to American Centrifuge decommissioning. On March 12, 2007, USEC provided an additional surety bond of $8.1 million, in accordance with the DFP increment related to the NRC license application and anticipated commercial plant construction. The 2006 and March 2007 surety bonds were collateralized with interest-earning cash deposits, included in other long-term assets, of $2.0 million and $4.0 million, respectively.
     Prior to commencing operation of the American Centrifuge Plant and annually thereafter, USEC is required to include in the cost estimate of the DFP an estimate of the costs for the disposition of the depleted uranium previously generated and anticipated to be generated during the upcoming year of production.
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
     Commensurate with the American Centrifuge Plant commercial lease signed in December 2006, USEC recorded $8.8 million, the 2006 financial assurance, as the estimate of the fair value of the ARO at year end. In the first quarter of 2007, USEC reassessed and revised the estimate of the ARO reducing the amount recorded in both construction work in progress and other long-term liabilities. The estimate is also revised for any changes in long-term inflation rate assumptions. Additional retirement obligations are recognized as construction progress continues.
     In addition to the establishment of an ARO during the construction period, the liability is also accreted for the time value of money by applying an interest method of allocation to the liability. The time value accretion is charged to cost of sales.
     Changes in USEC’s asset retirement obligation since December 31, 2006 follow (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Beginning balance	$3.0	$8.8
Additional retirement obligation and revision of estimate	0.8	(5.0)
Time value accretion	0.1	0.1

Balance at September 30, 2007	$3.9	$3.9

     Upon commencement of commercial operations, the asset cost capitalized during the construction period will be depreciated over the appropriate period based on the shorter of the asset life or expected lease period.

8. COMMITMENTS AND CONTINGENCIES
     Power Contracts and Commitments
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases most of the electric power for the Paducah gaseous diffusion plant from the Tennessee Valley Authority (“TVA”). In June 2007, the power purchase agreement with TVA was amended for delivery of electric power through May 2012. Capacity under the agreement is fixed. As of September 30, 2007, USEC is obligated to make minimum payments under the agreement, whether or not it takes delivery of electric power, of approximately $2.4 billion through May 2012. USEC’s costs are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased power costs, and related costs.
     American Centrifuge Technology
     USEC is working to develop and deploy the American Centrifuge technology as a replacement for the gaseous diffusion technology used at the Paducah plant. The DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. Under the DOE-USEC Agreement, if, for reasons within USEC’s control, USEC fails to meet one or more milestones and it is determined that the resulting delay would substantially impact USEC’s ability to begin commercial operations on schedule, DOE could take a number of actions that could have a material adverse impact on USEC’s business. These actions include terminating the DOE-USEC Agreement, recommending that USEC be removed as the sole Executive Agent under the Megatons-to-Megawatts program, which could reduce or terminate USEC’s access to Russian LEU, or revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the American Centrifuge project and requiring USEC to transfer its rights in U.S. centrifuge technology and facilities to DOE royalty free. However, once USEC has demonstrated to DOE financing commitments for the construction of a 1 million SWU per year centrifuge plant, DOE’s remedies are limited to circumstances in which a failure results from gross negligence or project abandonment by USEC.
     Under its revised deployment schedule, USEC is working toward beginning commercial plant operations of the American Centrifuge Plant in late 2009 and having approximately 11,500 machines deployed in 2012, which USEC expects to operate at a production rate of about 3.8 million SWU per year, based on its current estimates of machine output and plant availability. This revised schedule is later than the schedule established by the milestones contained in the DOE-USEC Agreement of beginning commercial plant operations in January 2009, reaching a plant capacity of 1 million SWU in March 2010 and, at USEC’s option, reaching a plant capacity of 3.5 million SWU in September 2011. USEC anticipates reaching agreement with DOE regarding these milestones at a later date. However, USEC cannot provide any assurances that it will reach an agreement or that DOE will not assert its rights under the agreement.
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth plant. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”) and related claims in connection with invoices submitted under that contract. USEC responded to DOJ’s letter in September 2006, indicating that the government does not have any legitimate bases for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. As part of USEC’s continuing discussions with DOJ, USEC and DOJ agreed in August 2007 to extend the statute of limitations for this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby and two other cost-type contracts, again potentially in violation of the FCA, which allows for treble damages and civil penalties. DOJ invited a response by USEC, which USEC intends to supply in the near future. USEC believes that the DOJ and DOE analyses are significantly flawed, and intends to defend vigorously any such claim that might be asserted against it.

     Defense Contract Audit Agency Audit Inquiry
     In March 2007, in connection with an audit of fiscal year 2002 costs, the Defense Contract Audit Agency (“DCAA”) raised certain questions regarding the allowability, under the Federal Acquisition Regulations, of employee overtime costs associated with satisfaction by employees of mandatory qualification and certification standards. USEC is conducting discussions with DCAA regarding these questions. USEC provided a paper to DCAA in April 2007, explaining USEC’s position that such costs are allowable and recoverable, and DCAA indicated in a communication on or about April 25, 2007 that it intended to question such costs. No disallowance has yet been made, nor has USEC quantified the potential impacts of disallowance. USEC intends to continue to try to work with DCAA and DOE to resolve any disagreements, and does not believe that any disallowance of employee overtime costs associated with satisfaction of qualification and certification requirements would be justified.
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
     In June 2007, the EPA notified USEC that the agency had spent approximately $7.6 million in its remediation of retention ponds at the Barnwell site. The EPA indicated verbally that it would seek reimbursement of this amount from USEC and the federal agencies that had previously been identified as potentially responsible parties. It further suggested that USEC’s share of the reimbursement expense would be approximately $3.2 million. Based on this information, USEC accrued a current liability of $3.2 million in the second quarter of 2007. However, based on ongoing discussions with the EPA, USEC now believes the actual amount of its liability is in the range of $1.0 million to $3.2 million.
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

9. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefit Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Service costs	$4.5	$4.2	$13.5	$12.8	$1.0	$1.2	$3.0	$3.6
Interest costs	10.8	10.0	32.3	30.1	3.0	2.7	8.9	8.2
Expected return on plan assets (gains)	(14.5)	(13.4)	(43.5)	(40.4)	(1.4)	(1.3)	(4.2)	(4.1)
Amortization of prior service costs (credit)	0.4	0.4	1.3	1.2	(3.6)	(3.6)	(10.8)	(10.8)
Amortization of actuarial losses	0.3	1.2	0.9	3.5	0.5	0.6	1.6	1.9

Net benefit costs (income)	$1.5	$2.4	$4.5	$7.2	$(0.5)	$(0.4)	$(1.5)	$(1.2)

     USEC expects total cash contributions to the plans in 2007 will be as follows: $9.8 million for the defined benefit pension plans and $3.1 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of September 30, 2007 were $7.5 million and $2.5 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.
     During the second quarter of 2007, USEC’s actuaries completed a mid-year valuation update of the pension and postretirement health and life benefit plans. The valuation was conducted using updated census data and the same economic assumptions disclosed in note 12 of USEC’s 2006 Annual Report, including assumptions of a 5.75% discount rate, 4.0% compensation increase and 8.0% expected return on plan assets. SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” adopted by USEC at December 31, 2006 requires recognition on the balance sheet of the over or underfunded status of a defined benefit postretirement plan as an asset or liability, and an offsetting adjustment to accumulated other comprehensive income (loss), a component of stockholders’ equity. Based on the updated census data, the underfunded status of the plans increased $5.5 million on an after tax basis which was recorded in accumulated other comprehensive loss. The increase in the overall unfunded status of the plans was driven primarily by fewer employees retiring than expected (resulting in additional accruals of benefits), and an increase in participation by retirees that had previously declined coverage for health and welfare benefits as provided under the plan.

10. STOCK-BASED COMPENSATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(millions)
Expense included in selling, general and administrative:
Restricted stock and restricted stock units	$(1.4)	$0.8	$4.0	$2.0
Stock options	(0.3)	—	0.5	0.4

Total expense	$(1.7)	$0.8	$4.5	$2.4

Total after-tax expense	$(1.1)	$0.5	$2.9	$1.5

Costs capitalized as part of inventory	$0.1	$0.1	$0.3	$0.2

Additional information:
Intrinsic value of stock options exercised	$—	$0.2	$1.0	$1.3
Cash received from exercise of stock options	$0.1	$0.7	$0.8	$2.1
     Stock-based compensation in the three months ended September 30, 2007 reflects a reduction in USEC’s stock price resulting in a credit to expense for the three-month period. Stock-based compensation in the nine months ended September 30, 2007 reflects vesting of restricted stock and restricted stock units under USEC’s long-term incentive plan.
     Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no option grants in the three months ended September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	—	5.0%	4.5%	4.6-5.0%
Expected dividend yield	—	—	—	—
Expected volatility	—	41%	42%	38-41%
Expected option life	—	3.2 years	3.5 years	3.4 years
Weighted-average grant date fair value	—	$2.65	$4.77	$4.20
Options granted	—	20,000	258,000	287,000
     As of September 30, 2007, there was $6.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $4.8 million relates to restricted shares and restricted stock units, and $1.2 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years.

11. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common
	Stock,	Excess of			Accumulated
	Par Value	Capital			Other	Total
	$.10 per	over	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Share	Par Value	Earnings	Stock	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2006	$10.0	$970.6	$137.5	$(95.5)	$(36.6)	$986.0	$—
Implementation of FIN 48, net of tax (Note 4)	—	—	(18.9)	—	—	(18.9)	—

Common stock issued:
Proceeds from issuance of common stock	2.3	211.3	—	—	—	213.6	—
Proceeds from the exercise of stock options	—	—	—	0.8	—	0.8	—
Restricted and other stock issued, net of amortization	—	3.2	—	1.5	—	4.7	—
Amortization of actuarial losses and prior service costs (credits) and valuation revisions, net of tax	—	—	—	—	(10.1)	(10.1)	(10.1)
Net income	—	—	71.5	—	—	71.5	71.5

Balance at September 30, 2007	$12.3	$1,185.1	$190.1	$(93.2)	$(46.7)	$1,247.6	$61.4

     In September 2007, USEC issued and sold 23 million shares of common stock concurrent with the issuance of convertible notes referenced in note 5. Proceeds from the sale of common stock, net of underwriter discount and accrued offering expenses of $10.9 million, totaled $213.6 million.
     Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 9.

12. NET INCOME PER SHARE
     Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. For diluted net income per share, the numerator is increased by interest expense on the convertible notes, net of tax, and the denominator is increased by the weighted average number of shares resulting from the convertible notes, assuming full conversion, and the potentially dilutive stock compensation awards.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)
Numerator:
Net income	$45.6	$9.9	$71.5	$66.1
Interest expense on convertible notes – net of tax	0.1	—	0.1	—

Net income if-converted	$45.7	$9.9	$71.6	$66.1

Denominator:
Weighted average common shares	88.3	87.0	87.7	86.8
Less: Weighted average unvested restricted stock	0.4	0.3	0.4	0.3

Denominator for basic calculation	87.9	86.7	87.3	86.5

Weighted average effect of dilutive securities:
Convertible notes	1.6	—	0.5	—
Stock compensation awards	0.3	0.2	0.4	0.3

Denominator for diluted calculation	89.8	86.9	88.2	86.8

Net income per share — basic	$.52	$.11	$.82	$.76

Net Income per share — diluted	$.51	$.11	$.81	$.76

     Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Options excluded from diluted earnings per share calculation:

Options to purchase common stock (in millions)	.1	.5	—	.4

Exercise price	$16.90	$10.44 to $16.90	—	$11.88 to $16.90

13. SEGMENT INFORMATION
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(millions)
Revenue
LEU segment:
Separative work units	$483.5	$336.6	$1,034.4	$974.9
Uranium	102.2	34.4	134.2	181.2

	585.7	371.0	1,168.6	1,156.1
U.S. government contracts segment	49.0	46.8	142.2	148.3

	$634.7	$417.8	$1,310.8	$1,304.4

Segment Gross Profit
LEU segment	$105.4	$44.3	$192.3	$199.2
U.S. government contracts segment	6.6	7.8	20.6	24.5

Gross profit	112.0	52.1	212.9	223.7
Special charge for organizational restructuring	—	(0.1)	—	1.4
Advanced technology costs	30.8	23.9	100.1	71.0
Selling, general and administrative	9.0	10.9	33.0	36.7

Operating income	72.2	17.4	79.8	114.6
Interest expense (income), net	(0.6)	1.5	(12.5)	7.4

Income before income taxes	$72.8	$15.9	$92.3	$107.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties included in Part II, Item 1A of this report.
Overview
     USEC, a global energy company, is a leading supplier of low enriched uranium, or LEU, for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are in the process of demonstrating, and expect to deploy, what we anticipate will be the world’s most efficient uranium enrichment technology, known as the American Centrifuge,

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	perform contract work for the U.S. Department of Energy (“DOE”) and its contractors at the Paducah and Portsmouth gaseous diffusion plants, and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services, including nuclear materials tracking.
     Low Enriched Uranium
     LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as the SWU component.
     We produce or acquire LEU from two principal sources. We produce LEU at the gaseous diffusion plant in Paducah, Kentucky (“Paducah GDP”), and we acquire LEU from Russia under a contract, which we refer to as the Russian Contract, to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.
     Our View of the Business Today
     We are focused on a pair of strategic objectives. First, we are addressing significant pressure on our gross profit margins and cash flow from operations caused by higher power costs incurred since June 2006. Second, we are deploying our next generation commercial uranium enrichment plant in Piketon, Ohio, known as the American Centrifuge Plant, which will eventually replace our more power-intensive gaseous diffusion plant in Paducah, Kentucky. These efforts have both shown signs of success:
•	Our financial results for 2007 are substantially better than our initial expectations.

•	We successfully commenced operations on our Lead Cascade test program.

•	Centrifuges in our Lead Cascade test program produced nuclear fuel at commercial product assay levels. We believe that these results demonstrate our achievement of the October 2007 milestone under our agreement with DOE, and have reported these results to DOE.

•	In September, we raised net proceeds of approximately $775 million through the concurrent issuance of 23 million shares of common stock and $575 million in aggregate principal amount of convertible notes. We believe that these proceeds, along with our existing $400 million bank credit facility and anticipated cash flow from operations have positioned us to meet the January 2008 milestone under our agreement with DOE which requires us to have secured a financing commitment for a 1 million SWU centrifuge plant.

     The American Centrifuge Plant is a large and technically challenging project. We believe that over the long term, the deployment of the American Centrifuge Plant will provide our customers with an efficient and reliable source of LEU and that our production costs will be more predictable and less affected by changes in power costs. In addition, we believe that the American Centrifuge Plant will provide the United States with energy security for nuclear fuel and will provide substantial national security benefits.
     Our production costs increased during the first nine months of 2007 as a result of a significant increase beginning in June 2006 in the cost of electric power used by the Paducah gaseous diffusion plant. Because of our average inventory method of accounting, the impact of power cost increases is reflected in our cost of sales over time. We expect the high cost of power to continue to adversely affect our gross profit margin until the American Centrifuge Plant is complete. Our cost of sales also increased this year as a result of increases in the purchase price for LEU delivered under the Russian Contract, which accounts for approximately 50% of our supply mix. Although the impact is significantly less than the impact of higher power costs, this price increase under the Russian Contract without corresponding price increases under most of our existing customer contracts has had and will continue to have a negative impact on our gross profit margin. Further, our Russian counterpart under the Russian Contract has asked us to discuss revisions to the pricing for the SWU component of LEU to be delivered in 2009 and beyond, and such revisions could result in increases in the price paid for SWU under the Russian Contract.
     The market price for our product has improved over the course of 2007, and absent an increase in sales of unfairly priced SWU by our foreign competitors, we believe market fundamentals suggest that SWU prices will likely remain firm. We believe that a stable domestic enrichment market that supports investment in new enrichment capacity is essential to the successful deployment of the American Centrifuge Plant.
     The Russian government has said it will not extend the current Megatons to Megawatts program beyond 2013 and has been negotiating with the U.S. government regarding direct sales of Russian LEU to U.S. utilities after that date. We support a balanced approach that will provide the market with fairly priced Russian LEU while sustaining a stable domestic enrichment market that can support investment in new uranium enrichment facilities. However, recent court rulings regarding the Russian Suspension Agreement could potentially open the U.S. market to unlimited direct Russian sales before the Megatons to Megawatts program concludes at the end of 2013. If Russia is permitted to begin selling substantial quantities of LEU before we have secured an adequate backlog of sales to cover our production from the American Centrifuge Plant, the impact of this additional supply in the enrichment market could be significant, and long-term SWU prices could drop to a level where we could not justify further investment in the American Centrifuge Plant. Given the high priority that the Bush Administration has placed on ensuring a secure domestic nuclear fuel supply, we believe that the U.S. government will seek reasonable limits on Russian imports.

     We have recently moved into the next phase of integrated testing of the American Centrifuge technology involving multiple machines in a cascade configuration. We refer to this phase as the Lead Cascade test program. In a centrifuge enrichment facility, a cascade is a group of centrifuge machines connected in a series and parallel arrangement to achieve an intended isotope separation capability. A uranium enrichment facility that uses gas centrifuge technology is made up of hundreds of cascades. The number and arrangement of centrifuge machines in a cascade can vary. The cascades tested during the initial phase of our Lead Cascade test program consist of fewer than 20 prototype machines, including spare machines, and are located within an existing building that will ultimately house the full-scale commercial plant.
     Initiating the Lead Cascade test program marks another important step in the deployment of the American Centrifuge Plant. We intend to achieve a number of key objectives through the Lead Cascade test program, including:
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
     Over the past year, our project team has been operating and testing individual machines at our American Centrifuge Demonstration Facility in Piketon, Ohio. In late August, we successfully commenced cascade operations in a closed-loop configuration. The license issued by the NRC for the demonstration facility specifies that the machines be operated in closed-loop configuration where the uranium gas is enriched, depleted and recombined in a repetitive cycle. The demonstration facility license permits test samples of enriched uranium to be withdrawn. The ability to separate uranium isotopes is tested by analyzing these samples. The data obtained from these initial tests were consistent with the predictions of our analytical models regarding the product assays generated and the SWU performance achieved. These initial tests also demonstrated the ability of the American Centrifuge technology to produce nuclear fuel at commercial product assay levels. We expect that testing of Lead Cascade operations will continue for an extended period at various operating conditions and configurations.
     Concurrent with our testing activities in the Lead Cascade, we are working to finalize the development and design of the first series of plant production centrifuges that will be manufactured by our strategic suppliers. We refer to this centrifuge design, which we expect will be manufactured in large quantities, as the AC100 series centrifuge machine. We expect the Lead Cascade test program to help us to identify improvements in design, assembly and operations that will be integrated into the AC100 machine, helping us and our suppliers to ensure reliability and achieve lower costs through high-volume manufacturing for full-scale commercial deployment. We expect to deploy several dozen AC100 machines in the Lead Cascade in late 2008 and begin test operations in early 2009.
     During the third quarter, we entered into a number of contracts related to procurement of key components and materials for the American Centrifuge Plant and we expect to enter into additional contracts by year end. We now have contracts in place for carbon fiber needed to manufacture the centrifuge rotor and for the outer steel casings for the centrifuge machines. Centrifuges in the AC100 series are expected to be the first used to produce enriched uranium for sale when commercial operations begin, scheduled for late 2009.

     In early 2007, we completed a comprehensive review of the cost of deploying the American Centrifuge Plant and established a target cost estimate of $2.3 billion. This target cost estimate included amounts spent on the project through early 2007 and estimates for cost escalation, but did not include financing costs or a reserve for general contingencies. Our target cost estimate assumes that we will be successful in reducing the capital cost per machine over time based on value engineering the design of centrifuge machines for high-volume manufacturing.
     Based on information currently available to us, including costs incurred since establishing the target cost estimate in early 2007, initial bids and procurements from suppliers, feedback from consultants and other third parties, and our analysis of material, commodity and labor cost trends, we believe that our cost of deploying the American Centrifuge Plant is likely to be higher than provided for in our target cost estimate as a result of higher costs associated with the centrifuge machines being manufactured by our suppliers during the initial stage of deployment and higher costs in construction materials for completion of the plant. Spending as of September 30, 2007 of approximately $541 million, combined with contractual arrangements we have made and anticipate making in the near future for components of the American Centrifuge Plant exceeds the corresponding amounts included in our target cost estimate by approximately $150 million, or roughly 15%.
     Working closely with key suppliers, we are seeking to reduce the capital cost per machine while maintaining performance objectives to help achieve our target cost estimate. We continue to simplify the design of the centrifuge machines in order to reduce costs as well as to take advantage of technological advancements to improve performance. We are also contracting for the manufacture of the centrifuge machines in stages so that contracts for machines manufactured in later stages can benefit from the reduced costs we expect to realize over time. We believe that success in these value engineering efforts by our project team and our strategic suppliers may help to offset higher materials costs seen in some of the initial American Centrifuge project procurements.
     Using information collected from our efforts and further progress toward freezing the design of the AC100 machine, we expect to complete a comprehensive review and update of our target cost estimate for deployment of the American Centrifuge Plant in the first quarter of 2008. The cost estimate resulting from that review will take into account the costs and the cost trends that we have experienced during our initial procurements as well as our evaluation of material, commodity and labor cost trends. Given the roughly 15% variance in spending to date and contractual arrangements as compared with our target estimate, unless we can identify further cost savings, including through the contracts that we are negotiating with our key suppliers, the target cost estimate we expect to establish in the first quarter of 2008 will be greater than the $2.3 billion target cost estimate established in early 2007.
     The target cost update will also for the first time include a reserve for general contingencies that will reflect the maturity of the project. The reserve for general contingencies, which is not included in our target cost estimate of $2.3 billion, will take into account potential variations in the project plans and uncertainty regarding associated costs that we cannot specifically identify at the time the estimate is prepared. We expect that the information available to us when we calculate the reserve for general contingencies in 2008 will allow us to develop a risk-based estimate at that time. Based on the limited information currently available to us, including cost data, initial bids and procurements from suppliers, feedback from consultants and other third parties, and our analysis of material, commodity and labor cost trends, we believe that a reserve for contingencies of approximately 15% to 20% of our current target cost estimate of $2.3 billion (which would reflect variances seen to date), is reasonable at this time.

     We expect to continue to periodically review and update our target cost estimate throughout the duration of the project.
     In addition to providing for a reserve for general contingencies, our overall financing needs for the American Centrifuge project will also include additional costs not covered by our target cost estimate, such as financing costs, financial assurance requirements and operating costs related to commercial plant initial operations. See note 7 to the consolidated condensed financial statements for a discussion of our financial assurance requirements, currently estimated to be approximately $345.3 million in 2006 dollars, and associated asset retirement obligations. See “Risk Factors — Our estimates of the costs of the American Centrifuge project are subject to significant uncertainties that could adversely affect our ability to finance and deploy the American Centrifuge Plant”.
     Even with the proceeds of our recent securities offerings, we will still need to raise a significant amount of additional capital to complete the American Centrifuge project. Under our current schedule and anticipating the additional maturity and progress of the project, we expect that we will seek to raise debt in the second half of 2008. We also continue to pursue potential participation by third parties and/or involvement of the U.S. government in financing the American Centrifuge project.
     We have been seeking two opportunities that involve the U.S. government. First, we have been pursuing the possibility of U.S. government loan guarantees under authorized programs. We have been an active participant in these programs, submitting a pre-application in December 2006 and also provided feedback to DOE in response to its Notice of Proposed Rulemaking for the loan guarantee program. In October, DOE finalized its regulations for the program. DOE also invited 16 non-nuclear projects to submit full applications for a loan guarantee. While the American Centrifuge project was not among those invited to submit a full application, we will continue to pursue a DOE loan guarantee and will submit a full application when DOE invites nuclear projects to apply. The timing of this next round of loan guarantees is uncertain and requires Congressional action and appropriations before any meaningful loan guarantees could be offered.
     Second, we have had discussions with DOE regarding the potential for us to re-enrich uranium contained in cylinders of depleted uranium, also known as “tails”. These tails were generated during the several decades that the U.S. government operated its gaseous diffusion plants in Kentucky, Ohio and Tennessee. These cylinders are owned by the U.S. government and represent an obligation of the U.S. government for their ultimate disposal. Because the market price of uranium has increased dramatically over the past three years, it now makes economic sense to reclaim more of the U 235 content remaining in these byproduct cylinders. We have the only domestic enrichment plant capable of processing and reclaiming the U 235 content from these cylinders, so we believe we are ideally suited to this task. We have been discussing with DOE the potential for us to re-enrich the uranium contained in these cylinders for our benefit, and the benefit of our customers and the U.S. government. At the request of several congressmen and senators, the Government Accountability Office is reviewing current law to determine DOE’s authority to transfer this material to us for additional processing, with a report expected soon. Any agreement for the re-enrichment of DOE’s tails will require action by the U.S. government, and the nature and the timing of any action is uncertain.
     If we can reach agreement with the government regarding the tails, we will seek to generate additional cash flows from operations to help offset the higher cost of electric power at the Paducah GDP and to reinvest in the American Centrifuge Plant. Our electric utility customers would also benefit from additional uranium supply in the marketplace. The U.S. government could gain a uranium supply that it could hold as a strategic reserve similar to the national petroleum strategic reserve, and provide an assurance of uranium supply for new nuclear power reactors being proposed in the United States. The U.S. government would also benefit from a smaller disposal liability because fewer cylinders of tails will remain after the re-enrichment process.

     We are focused on meeting these substantial challenges, and we are encouraged about the prospects for the nuclear power industry and the important role that we will play in fueling that future.
Revenue from Sales of SWU and Uranium
     Our revenue is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 40% of revenue in 2006. Our agreements with electric utilities are primarily long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU or uranium from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU or uranium requirements from us. Under requirements contracts, customers only make purchases if the reactor has requirements. The timing of requirements is associated with reactor refueling outages.
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

	September 30,	June 30,	December 31,	September 30,
	2007	2007	2006	2006
Long-term SWU price indicator ($/SWU)	$143.00	$140.00	$136.00	$135.00
Uranium hexafluoride:
Long-term price composite ($/KgU)	260.47	260.47	192.54	155.96
Spot price indicator ($/KgU)	207.00	358.00	199.00	157.00
     A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium and, as a result, our inventory of uranium available for sale has been reduced. We will continue to supplement our supply of uranium by underfeeding the production process at the Paducah plant and by purchasing uranium from suppliers in connection with specific customer contracts.

Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Uranium prices in the market have continued to make underfeeding economical despite increases in power costs. Under the June 2007 amendment to the TVA power contract, we have a greater supply of electric power available to underfeed the production process and increase our SWU production.
     We supply uranium to the Russian Federation for the LEU we receive under the Russian Contract. We replenish our uranium inventory with uranium supplied by customers under our contracts for the sale of SWU and through underfeeding our production process. Our older contracts give customers the flexibility to determine the amounts of natural uranium that they deliver to us, which can result in our receiving less uranium from customers than we transfer from our inventory to the Russian Federation under the Russian Contract. Our new SWU sales contracts and certain of those contracts that we have renegotiated require customers to deliver a greater amount of natural uranium to us. Although this means we will sell less SWU under these contracts, the natural uranium delivered to us by customers is approaching the amounts we utilize in our production process and must deliver under the Russian Contract.
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
     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth plants, including contracts for cold standby or cold shutdown and processing out-of-specification uranium at the Portsmouth plant. DOE and USEC have periodically extended the cold standby program, and we anticipate continued funding through 2008. The program was redefined beginning in 2006 to include actions necessary to prepare for a DOE decontamination and decommissioning program, which we refer to as “cold shutdown”. Processing of USEC-owned out-of-specification uranium under contract with DOE was completed in October 2006, and we expect that the processing of DOE-owned out-of-specification uranium for DOE will continue through September 2008. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations, and the processing of out-of-specification uranium is currently funded through February 2008.
     Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency. DCAA is in the process of reviewing the final settlement of allowable costs proposed by us for the fiscal year ended June 2002, the six months ended December 2002, the year ended December 2003, and the year ended December 2004. Also refer to “DOE Contract Services Matter” and “Defense Contract Audit Agency Audit Inquiry” in note 8 to the Consolidated Condensed Financial Statements. Revenue from U.S. government contracts includes revenue from NAC.

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
     Pricing under the 2007 amendment continues to consist of a summer and a non-summer base energy price through May 31, 2008. Beginning June 1, 2008, the price consists of a year-round base energy price that increases moderately based on a fixed, annual schedule. All years remain subject to a fuel cost adjustment provision. The initial power price under the 2007 amendment represents a modest reduction from the actual price paid under the previous one-year pricing, in each case after taking into account the fuel cost adjustment. The impact of future fuel cost adjustments is uncertain and our cost of power could fluctuate in the future.
     The increase in electric power costs from the pre-2006 pricing has significantly increased overall LEU production costs and reduced cash flows, and negatively affects our gross profit margin as higher production costs are reflected in cost of sales under our monthly moving average cost of inventory.
     The quantity of power purchases under the 2007 amendment generally ranges from 300 megawatts in the summer months (June – August) to up to 2,000 megawatts in the non-summer months. This is an increase from previous quantities in the non-summer months. During the last two years of the contract, the quantity of non-summer power purchases will be reduced to a maximum of 1,650 megawatts at all hours. This is designed to provide a transition down for the TVA power system because of the significant amount of power being purchased by us. Consistent with past practice, we also purchased from TVA and another third party, at market-based prices, an additional 600 megawatts of power during the summer months of 2007.

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
     American Centrifuge Technology Costs
     Costs relating to the demonstration and deployment of the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Centrifuge costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs include NRC licensing of the American Centrifuge Demonstration Facility in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility. Capitalized costs relating to the American Centrifuge technology include NRC licensing, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the American Centrifuge Plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion, including NRC licensing, financing, and installation and operation of centrifuge machines and equipment.
     During the first half of 2007 and in prior periods we were principally in a demonstration phase of the American Centrifuge project and, as a result, the majority of our expenditures on the project were expensed. In the third quarter, we moved into a commercial plant phase where an increasing amount of costs will be capitalized as part of the American Centrifuge Plant. Our move from a demonstration phase to a commercial plant phase was based on management’s judgment that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement and economic viability. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

     Expenditures related to American Centrifuge technology for the nine months ended September 30, 2007 and 2006, as well as cumulative expenditures as of September 30, 2007, follow (in millions):

	Nine Months Ended		Cumulative as of
	September 30,		September 30,
	2007	2006	2007
Total expenditures, including accruals (A)	$170.3	$91.2	$541.0

Amount expensed	$99.2	$69.7	$406.6
Amount capitalized (B)	$71.1	$21.5	$134.4

(A)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations.

(B)	Cumulative capitalized costs as of September 30, 2007 include interest of $8.8 million and include prepayments made to suppliers for services not yet performed of $7.7 million.
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
     Russian Suspension Agreement
     Imports of LEU and other uranium products produced in the Russian Federation are subject to restrictions imposed under the Russian Suspension Agreement. In July 2005, the Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”) each initiated a “sunset” review of the Russian Suspension Agreement to determine whether termination of the Russian Suspension Agreement is likely to lead to:
•	a continuation or recurrence of dumping of Russian uranium products (a determination made by the DOC), and

•	a continuation or recurrence of material injury to the U.S. uranium industry, including to us (a determination made by the ITC).
     We supported continuation of the Russian Suspension Agreement in the proceedings before both the DOC and ITC, and actively participated in these proceedings.
     In 2006, the DOC and the ITC made affirmative determinations, meaning that, absent reversal on appeal, the Russian Suspension Agreement would not be terminated as a result of the sunset review. However, parties who opposed continuation of the Russian Suspension Agreement subsequently appealed the determinations of the DOC and the ITC to the U.S. Court of International Trade (the “CIT”). They argued, among other things, that a decision of the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) required that imports of LEU pursuant to enrichment services transactions should not have been considered by the DOC and the ITC in making their affirmative determinations.

     On September 26, 2007, the CIT remanded the DOC’s decision in the sunset review back to the DOC for reconsideration in light of the Federal Circuit decision. It also directed the DOC to reexamine its findings concerning the likelihood of continued or recurring dumping and the margin of dumping likely to prevail. The results of the DOC’s reconsideration are due to be filed with the CIT on November 26, 2007 and the CIT will then decide whether to accept the DOC’s results or to remand the case to the DOC for further analysis.
     In the remand proceeding, the DOC may narrow the scope of the investigation and the Russian Suspension Agreement to exclude LEU imported pursuant to enrichment services transactions. In connection with that determination or on another basis, the DOC could even reverse its earlier affirmative determination in the sunset review. Such a negative determination would result in termination of the Russian Suspension Agreement and the antidumping investigation it suspended. Termination of the Russian Suspension Agreement could result in a significant increase in sales of Russian-produced LEU in the United States that could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract as well as our ability to sell our own LEU production. This would substantially reduce our revenues, gross profit margins and cash flows and adversely affect the economics of the American Centrifuge program and our ability to finance it. Even if the Russian Suspension Agreement remains in place, we could face similar adverse impacts if a narrowing of the scope of the investigation and the Russian Suspension Agreement permits the importation of large quantities of Russian LEU pursuant to enrichment services transactions.
     The results of the remand to the DOC can be contested at the CIT and thereafter appealed to the Federal Circuit. Depending on the outcome of that appeal, the parties could request the U.S. Supreme Court to review the case.
     The Russian government has been negotiating with the U.S. government regarding modifications to the Russian Suspension Agreement that would permit direct sales of Russian LEU to U.S. utilities within certain quota limits. Although we believe the Russian and U.S. governments could initial such an agreement soon, one or both of the parties may delay bringing the amendment into force in light of the CIT’s decision to remand the sunset review decision to the DOC. Even if the amendment is brought into force, the Russian government, importers of Russian LEU or others may seek to circumvent any quota limitations under the amendment by arguing that imports of Russian LEU for sale in enrichment services transactions should be excluded from the quota under the authority of the Federal Circuit’s decision. If the DOC adopts this position, any quota on imports of Russian LEU under a Russian Suspension Agreement amendment could be rendered ineffective as a means of controlling imports of Russian LEU.
     Government Investigation of LEU Imports from France
     In 2002, the DOC imposed antidumping and countervailing duty (anti-subsidy) orders on imports of LEU produced in France. Since 2002, these orders have been challenged and impacted by further judicial and administrative actions, and as a result of these challenges, the countervailing duty order was revoked in May 2007.
     In 2005, the Federal Circuit concluded that imports of French LEU pursuant to enrichment services transactions were not subject to the antidumping law because such transactions involved a sale of “services” rather than a sale of merchandise. Following that decision, the DOC issued a remand determination excluding imports pursuant to SWU transactions from the scope of the antidumping duty order and establishing a mechanism for the French enricher and U.S. utilities to certify that specific imports fall within that exclusion. The implementation of that remand decision has been held in abeyance until a final and conclusive court decision is issued in the appeal.

     We and the U.S. government appealed the remand determination seeking to more clearly define how to apply the Federal Circuit’s 2005 decision. On September 21, 2007, the Federal Circuit declined to rule on our appeals, stating that it was premature for the Court to make a decision on how the 2005 decision would apply in practice until the DOC had actually reviewed specific imports involving enrichment services transactions. This had the following effects:
•	We now expect that the application of the Federal Circuit’s 2005 decision to individual imports of LEU from France will be decided in the first instance by the DOC, on a case by case basis based upon certifications and other documentation submitted by U.S. utilities and the French exporter.

•	The Federal Circuit’s ruling concluded the pending litigation before the Federal Circuit concerning the implementation of the Federal Circuit’s 2005 decision regarding the exclusion of enrichment services transactions from the antidumping law. It is now possible for any of the parties, including us, to seek review of the 2005 decision by the U.S. Supreme Court. If the U.S. Supreme Court were to agree to review the case, it could reverse or modify the 2005 decision.
     We continue to believe that the 2005 decision created an unwarranted exception to the antidumping law that will adversely affect the ability of the U.S. government to ensure that unfairly priced imports of LEU do not undermine the viability of the U.S. uranium industry. Accordingly, we are carefully considering the possibility of seeking U.S. Supreme Court review.
     On January 3, 2007, the DOC and the ITC initiated sunset reviews of the antidumping order against French LEU. On May 3, 2007, the DOC determined that termination of the antidumping order is likely to lead to a continuation or recurrence of dumping of French LEU. In November 2007, the ITC is expected to determine whether termination of the order is likely to lead to a continuation or recurrence of material injury to the U.S. enrichment industry. Unless the ITC makes an affirmative determination, the antidumping order will be revoked as of January 2007 and French LEU could again be sold in the United States without restriction. We believe that the absence of any limitation on dumped French LEU could undermine market prices for SWU and result in lost sales by us. Therefore, we are supporting continuation of the order in the proceedings before the ITC.

Results of Operations – Three and Nine Months Ended September 30, 2007 and 2006
     The following tables show for the three and nine months ended September 30, 2007 and 2006, certain items from the accompanying consolidated condensed statements of income detailed by reportable segments and in total.
     Segment Information
     We have two reportable segments measured and presented through the gross profit line of our income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah gaseous diffusion plants as well as nuclear energy services and technologies provided by NAC. Intersegment sales between the reportable segments were less than $0.1 million in each period presented below and have been eliminated in consolidation. Segment information follows (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
		U.S.			U.S.
		Government			Government
		Contracts			Contracts
	LEU Segment	Segment	Total	LEU Segment	Segment	Total
Revenue	$585.7	$49.0	$634.7	$371.0	$46.8	$417.8
Cost of sales	480.3	42.4	522.7	326.7	39.0	365.7

Gross profit	$105.4	$6.6	$112.0	$44.3	$7.8	$52.1

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
		U.S.			U.S.
		Government			Government
		Contracts			Contracts
	LEU Segment	Segment	Total	LEU Segment	Segment	Total
Revenue	$1,168.6	$142.2	$1,310.8	$1,156.1	$148.3	$1,304.4
Cost of sales	976.3	121.6	1,097.9	956.9	123.8	1,080.7

Gross profit	$192.3	$20.6	$212.9	$199.2	$24.5	$223.7

     Revenue
     Total revenue increased $216.9 million (or 52%) in the three months and $6.4 million (or less than 1%) in the nine months ended September 30, 2007, compared to the corresponding periods in 2006. Revenues from the LEU segment are presented in the following table (in millions, except percentage change):

	Three Months Ended
	September	September	Increase	Percentage
	30, 2007	30, 2006	(Decrease)	Change
SWU Revenue	$483.5	$336.6	$146.9	44%
Uranium Revenue	102.2	34.4	67.8	197%

Total LEU Revenue	$585.7	$371.0	$214.7	58%

	Nine Months Ended
	September	September	Increase	Percentage
	30, 2007	30, 2006	(Decrease)	Change
SWU Revenue	$1,034.4	$974.9	$59.5	6%
Uranium Revenue	134.2	181.2	(47.0)	(26)%

Total LEU Revenue	$1,168.6	$1,156.1	$12.5	1%

     The volume of SWU sales increased 36% in the three months ended September 30, 2007, and declined 2% in the nine months ended September 30, 2007, compared to the corresponding periods in 2006, due to the timing of utility customer refuelings. We estimate the volume of SWU sales in 2007 will be roughly 8% higher than in 2006. Revenue from the sales of SWU under barter contracts, based on the estimated fair value of uranium received in exchange for SWU, was $50.8 million in the nine months ended September 30, 2007 compared to $12.5 million in the corresponding period in 2006. The barter sales occurred in the first quarters of 2007 and 2006.
     The average price billed to customers for sales of SWU increased 6% in the three months and 8% in the nine months ended September 30, 2007, compared to the corresponding periods in 2006. The increases reflect higher prices charged to customers under contracts signed in recent years, price increases from contractual provisions for inflation and market adjustments, and the customer mix.
     The volume of uranium sold increased 15% in the three months ended September 30, 2007, and declined 56% in the nine months ended September 30, 2007, compared to the corresponding periods in 2006, representing a decline in inventory of uranium available for sale. The average price for uranium delivered increased 159% in the three-month period and 70% in the nine-month period, reflecting higher prices charged to customers under contracts signed in recent years.
     Revenue from the U.S. government contracts segment increased $2.2 million (or 5%) in the three months ended September 30, 2007, and declined $6.1 million (or 4%) in the nine months ended September 30, 2007, compared to the corresponding periods in 2006. The decline for the nine-month period is due primarily to net declines in DOE and other contract work at the Portsmouth and Paducah gaseous diffusion plants.

     Cost of Sales
     Cost of sales for SWU and uranium increased $153.6 million (or 47%) in the three months ended September 30, 2007, compared to the corresponding period in 2006, due to an increase in SWU sales volume and increases in unit costs. In the nine-month period, cost of sales for SWU and uranium increased $19.4 million (or 2%), due to increases in unit costs that were largely offset by declines in sales volume. Cost of sales per SWU was 5% higher in the three-month period and 8% higher in the nine-month period, reflecting increases in the monthly moving average inventory costs. Our inventory costs reflect increasing production costs and costs of purchasing SWU under the Russian Contract. Under the monthly moving average inventory cost method we use to value our SWU and uranium inventories, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over current and future periods.
     Production costs increased $12.8 million (or 7%) in the three months ended September 30, 2007, compared to the corresponding period in 2006, reflecting a 9% increase in production volume partly offset by a 1% decrease in unit production costs. The average cost per megawatt hour increased by 1% in the three-month period and was offset on a unit cost basis by declines in other production costs.
     Production costs increased $114.4 million (or 26%) in the nine months ended September 30, 2007, compared to the corresponding period in 2006, reflecting a 20% increase in unit production costs and a 5% increase in production volume. The cost of electric power increased $109.6 million in the nine-month period reflecting increases in the average cost per megawatt hour and, to a lesser extent, the increase in production volume.
     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $39.6 million in the three months and $16.2 million in the nine months ended September 30, 2007, compared to the corresponding periods in 2006, reflecting increases in the market-based purchase cost and increased volume in the three-month period based on the timing of deliveries.
     Cost of sales for the U.S. government contracts segment increased $3.4 million (or 9%) in the three months and declined $2.2 million (or 2%) in the nine months ended September 30, 2007, compared to the corresponding periods in 2006. The decline for the nine-month period is due primarily to net declines in DOE and other contract work at the Portsmouth and Paducah gaseous diffusion plants.
     Gross Profit
     Our gross profit margin was 17.6% in the three months ended September 30, 2007, compared to 12.5% in the corresponding period in 2006, reflecting higher average sale prices for uranium and SWU, partly offset by higher costs of sales. Our gross profit margin was 16.2% in the nine months ended September 30, 2007, compared with 17.1% in the corresponding period in 2006, reflecting higher production costs resulting from an increase in power costs beginning in June 2006 and declines in the volume of high-margin uranium sales, partly offset by higher average sale prices.
     Gross profit for SWU and uranium increased $61.1 million (or 138%) in the three months ended September 30, 2007, compared to the corresponding period in 2006, due to higher average sale prices and an increase in SWU sales volume, partly offset by higher costs of sales. Gross profit for SWU and uranium declined $6.9 million (or 3%) in the nine-month period reflecting a decline primarily in uranium sales volume, largely offset by increases in the average sale prices for uranium and SWU.

     Gross profit for the U.S. government contracts segment declined $1.2 million (or 15%) in the three months and $3.9 million (or 16%) in the nine months ended September 30, 2007, compared to the corresponding periods in 2006 as a result of reduced DOE contract work and sales of lower margin contract services.
     Non-Segment Information
     The following table presents elements of the accompanying consolidated condensed statements of income that are not categorized by segment (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross profit	$112.0	$52.1	$212.9	$223.7
Special charge for organizational restructuring	—	(0.1)	—	1.4
Advanced technology costs	30.8	23.9	100.1	71.0
Selling, general and administrative	9.0	10.9	33.0	36.7

Operating income	72.2	17.4	79.8	114.6
Interest expense	3.3	3.2	9.2	11.4
Interest (income)	(3.9)	(1.7)	(21.7)	(4.0)

Income before income taxes	72.8	15.9	92.3	107.2
Provision for income taxes	27.2	6.0	20.8	41.1

Net income	$45.6	$9.9	$71.5	$66.1

     Advanced Technology Costs
     Advanced technology costs increased $6.9 million (or 29%) in the three months and $29.1 million (or 41%) in the nine months ended September 30, 2007, compared to the corresponding periods in 2006, reflecting demonstration costs for the American Centrifuge technology of $30.6 million and $99.2 million in the three and nine months ended September 30, 2007 compared to $23.5 million and $69.7 million in the three and nine months ended September 30, 2006. The remaining amounts included in advanced technology costs are for development efforts by NAC of its MAGNASTOR™ storage system.
     Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses declined $1.9 million (or 17%) in the three months and $3.7 million (or 10%) in the nine months ended September 30, 2007, compared to the corresponding periods in 2006. The decline in the three-month period reflects reduced stock-based compensation expenses of $2.5 million resulting primarily from changes in our stock price from period to period, partly offset by an increase in consulting expenses of $0.5 million.
     The decline in the nine-month period reflects a reversal of a previously accrued tax penalty of $3.4 million. We reached agreement with the IRS during the second quarter of 2007 on certain deductions related to expenditures made in the tax return years 1998 through 2000. Consulting expenses declined $1.0 million in the nine-month period. Offsetting these improvements were increased stock-based compensation expenses of $2.1 million resulting primarily from vesting of participants in our equity compensation plans.

     Interest Expense and Interest Income
     Interest expense declined $2.2 million (or 19%) in the nine months ended September 30, 2007, compared to the corresponding period in 2006, resulting primarily from our repayment of $288.8 million of our 6.625% senior notes in the first quarter of 2006 and changes in the utilization of our credit facility period to period, slightly offset by increases of accrued interest for taxes.
     Interest income increased $2.2 million in the three months and $17.7 million in the nine months ended September 30, 2007, compared to the corresponding period in 2006, due, in large part, to reversals of previously accrued interest expense on taxes and interest expense recorded upon the adoption of FIN 48 effective January 1, 2007. These reversals relate to the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2003 and agreement on outstanding matters reached with the IRS during the second quarter of 2007.
     Provision for Income Taxes
     The provision for income taxes is $27.2 million in the three months and $20.8 million in the nine months ended September 30, 2007. The income tax provision was $6.0 million and $41.1 million in the corresponding three and nine month periods in 2006. In the first nine months of 2007, we recorded the effects of approximately $12.9 million of benefits due to reversals of accruals previously recorded and those associated with the adoption of FIN 48 effective January 1, 2007. These reversals resulted from the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2003. Excluding these reversals, the overall effective income tax rate for the nine months ended September 30, 2007 is 39% compared to 38% in the corresponding nine month period in 2006. The increase in our effective income tax rate from year to year is primarily attributable to changes in state tax laws effective January 1, 2007.
     Net Income
     Net income was $45.6 million (or $.52 per share) in the three months ended September 30, 2007, compared with net income of $9.9 million (or $.11 per share) in the corresponding period in 2006. The increase of $35.7 million reflects higher gross profits in the sales of SWU and uranium, partly offset by an increase in advanced technology costs.
     Net income was $71.5 million (or $.82 per share) in the nine months ended September 30, 2007, compared with net income of $66.1 million (or $.76 per share) in the corresponding period in 2006. The increase of $5.4 million reflects $22.2 million of tax-related effects from the impact of reversals of accruals previously recorded and those associated with the adoption of FIN 48, released upon the U.S. federal statute of limitations expiration with respect to tax return years 1998 through 2003 and the completion of the IRS examination for all tax years through 2003. Partly offsetting the positive impact of the reversals was the after-tax impacts of our reduced gross profits and an increase in advanced technology costs.

2007 Outlook Update
     We are updating our guidance for annual net income and cash flow from operations for 2007. Our guidance for 2007 net income is in a range of $80 to $90 million, and cash flow from operations is also in a range of $95 to $105 million.
     Net income is expected to improve compared to our earlier guidance primarily due to a slight improvement to the gross profit margin and lower SG&A expenses. Cash flow from operations is expected to improve due to timing of customer collections in the fourth quarter, timing of payments to Russia and higher interest income.
     Our projection for total revenue for 2007 remains approximately $1.91 billion, with approximately $1.55 billion coming from the sale of SWU. We expect our gross profit margin for 2007 to be 14% to 15%, a slight improvement over our previous guidance of 14% gross margin for 2007 but less than the 18% gross margin recorded in 2006.
     We expect total spending on the American Centrifuge project in 2007 will be approximately $300 million, split between $135 million in expense and $150 million in capital expenditures, with the remainder representing prepayments for specialty materials and new manufacturing facilities for building the commercial plant AC100 centrifuges. During the third quarter, USEC determined that the project has moved from the demonstration phase to a commercial plant phase, and a significant portion of expenditures will be capitalized going forward. We continue to anticipate an increased rate of spending on the American Centrifuge Plant, with 2008 spending projected to be roughly $600 million. The timing of major procurement actions at year end could shift spending on the project between the two calendar years.
     We expect SG&A expenses to be approximately $50 million for 2007 and net interest to be positive $12 million.
     Even though we have a smaller inventory of uranium available for sale as compared with prior years, we expect to sell uranium in excess of internal needs opportunistically. These potential sales of additional uranium are not reflected in the net income and cash flow guidance described above.
     Although customer orders are generally firm for 2007, this earnings and cash flow guidance is subject to assumptions and uncertainties that could affect results either positively or negatively. For example, movement of delivery dates could affect the period when revenue is recorded and when cash is collected from customers. Variations from our expectations could cause differences between our guidance and ultimate results.

Liquidity and Capital Resources
     We provide for our liquidity requirements through our cash balances, working capital, access to our bank credit facility and most recently through the net proceeds from our issuances of convertible notes and common stock. We anticipate that our cash, expected internally generated cash flow from operations and available borrowings under our revolving credit facility will be sufficient over the next 12 months to meet our cash needs, including the funding of American Centrifuge project activities. However, under our current schedule and anticipating the additional maturity and progress of the American Centrifuge project, we expect that we will seek to raise debt for the American Centrifuge project in the second half of 2008. Additional funds may be necessary sooner than we currently anticipate in the event of changes in schedule, increases above our target cost estimate, unanticipated prepayments to suppliers, increases in financial assurance, cost overruns or any shortfall in our estimated levels of operating cash flow, or to meet other unanticipated expenses. We cannot assure you that we will be able to obtain additional financing on a timely basis, on acceptable terms, or at all. See “Risk Factors – Deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.”
     In early 2007, we completed a comprehensive review of the cost of deploying the American Centrifuge Plant and established a target cost estimate of $2.3 billion. This target cost estimate includes amounts spent on the project through early 2007 and estimates for cost escalation, but does not include financing costs or a reserve for general contingencies. Based on information currently available to us, including costs incurred since establishing the target cost estimate in early 2007, initial bids and procurements from suppliers, feedback from consultants and other third parties, and our analysis of material, commodity and labor cost trends, we believe that our cost of deploying the American Centrifuge Plant is likely to be higher than provided for in our target cost estimate as a result of higher costs associated with the centrifuge machines being manufactured by our suppliers during the initial stage of deployment and higher costs in construction materials for completion of the plant. Spending as of September 30, 2007 of approximately $541 million, combined with contractual arrangements we have made and anticipate making in the near future for components of the American Centrifuge Plant exceeds the corresponding amounts included in our target cost estimate by approximately $150 million, or roughly 15%.
     We expect to complete a comprehensive review and update of our target cost estimate for deployment of the American Centrifuge Plant in the first quarter of 2008. The cost estimate resulting from that review will take into account the costs and the cost trends that we have experienced during our initial procurements as well as our evaluation of material, commodity and labor cost trends. The target cost update will also for the first time include a reserve for general contingencies that will reflect the maturity of the project. The reserve for general contingencies, which is not included in our target cost estimate of $2.3 billion, will take into account potential variations in the project plans and uncertainty regarding associated costs that we cannot specifically identify at the time the estimate is prepared. We expect that the information available to us when we calculate the reserve for general contingencies in 2008 will allow us to develop a risk-based estimate at that time. Based on the limited information currently available to us, including cost data, initial bids and procurements from suppliers, feedback from consultants and other third parties, and our analysis of material, commodity and labor cost trends, we believe that a reserve for contingencies of approximately 15% to 20% of our current target cost estimate of $2.3 billion (which would reflect variances seen to date), is reasonable at this time.
     In addition to providing for a reserve for general contingencies, our overall financing needs for the American Centrifuge project will also include additional costs not covered by our target cost estimate, such as financing costs, financial assurance requirements and operating costs related to commercial plant initial operations. At the end of 2007, we expect to provide an additional financial assurance of approximately $75 million relating to anticipated American Centrifuge Plant activities in 2008. See “– Financial Assurances and Related Liabilities.”

     We have spent approximately $541 million on the American Centrifuge project through September 30, 2007. Based on our current deployment schedule, we expect to spend approximately $130 million on the American Centrifuge project in the remainder of 2007 for total spending of approximately $300 million in 2007 and roughly $600 million in 2008.
     The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended
	September 30,
	2007	2006
Net Cash Provided by (Used in) Operating Activities	$(104.3)	$153.0
Net Cash (Used in) Investing Activities	(69.9)	(29.6)
Net Cash Provided by (Used in) Financing Activities	777.6	(286.2)

Net Increase (Decrease) in Cash and Cash Equivalents	$603.4	$(162.8)

     Operating Activities
     Cash flow used by operating activities was $104.3 million in the nine months ended September 30, 2007 compared with cash flow provided by operations of $153.0 million in the corresponding period in 2006, or $257.3 million more cash used by operating activities period to period.
     During the first nine months ended September 30, 2007, results of operations of $71.5 million, which includes approximately $22.2 million of non-cash related reversals of tax-related accruals previously recorded and those associated with the adoption of FIN 48, contributed to our operating cash. Net inventory balances grew $91.1 million reflecting increased production costs. Accounts receivable increased $126.5 million following a high level of sales in the third quarter of 2007. The timing of purchases under the Russian Contract resulted in an increase in payables at September 30, 2007, providing $25.6 million of cash flow as of the end of the period.
     During the first nine months ended September 30, 2006, results of operations contributed $66.1 million to cash flow along with a reduction in net inventory balances of $84.0 million since December 31, 2005, as we sold more from inventories than we produced. The reduction in our balances of accounts payable and other liabilities were principally from tax payments made during the period, from prepayment modifications under the 2006 amendment to the TVA contract, and from payments made to our former president and chief executive officer in settlement of his claims. These reductions in accounts payable and other liabilities reduced cash flow from operations by $76.2 million. Accounts receivable balances decreased $65.2 million, reflecting the timing of our sales volume following a high level of sales in the fourth quarter of 2005.
     Investing Activities
     Capital expenditures amounted to $65.9 million in the nine months ended September 30, 2007, compared with $29.6 million in the corresponding period in 2006. Capital expenditures include cash expenditures associated with the American Centrifuge Plant of $52.4 million in the nine months ended September 30, 2007, compared with $21.5 million in the corresponding period in 2006.  In addition, cash deposits of $4.0 million were provided in March 2007 as collateral for an $8.1 million surety bond, in anticipation of receipt of the American Centrifuge Plant license from the NRC, which was received in April 2007.

     Financing Activities
     In September 2007, we raised net proceeds of approximately $775 million through the concurrent issuance of 23 million shares of common stock and $575 million in aggregate principal amount of convertible notes.
     During the nine months ended September 30, 2007, aggregate borrowings and repayments under the revolving credit facility were $71.1 million, and the peak amount outstanding was $61.4 million. There were no borrowings under the revolving credit facility at September 30, 2007 or December 31, 2006.
     We repaid the remaining principal balance of our 6.625% senior notes of $288.8 million on the scheduled maturity date of January 20, 2006, using cash on hand and borrowing under our bank credit facility of approximately $78.5 million. We repaid the $78.5 million borrowing with funds from operations by the end of January 2006.
     There were 110.4 million shares of common stock outstanding at September 30, 2007, compared with 87.1 million at December 31, 2006, an increase of 23.3 million shares (or 27%), primarily due to our issuance of 23 million shares of common stock in September 2007.
     Working Capital

	September 30,	December 31,
	2007	2006
	(millions)
Cash and cash equivalents	$774.8	$171.4
Accounts receivable – trade	342.4	215.9
Current inventories, net	958.4	843.1
Other current assets and liabilities, net	(310.5)	(246.4)

Working capital	$1,765.1	$984.0

     The increase in cash and cash equivalents reflects net proceeds from the issuance and sale of common stock and convertible notes in September 2007.
     Capital Structure and Financial Resources
     At September 30, 2007, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014 and $150.0 million of 6.75% senior notes due January 20, 2009. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. Our debt to total capitalization ratio was 37% at September 30, 2007 and 13% at December 31, 2006. We may, from time to time, purchase our outstanding 6.75% senior notes due January 20, 2009 for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.
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

     Utilization of the revolving credit facility at September 30, 2007 and December 31, 2006 follows:

	September 30,	December 31,
	2007	2006
	(millions)
Short-term borrowings	$—	$—
Letters of credit	38.4	35.8
Available credit	361.6	346.2
     Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit, and will fluctuate during the quarter. Qualifying assets are reduced by certain reserves, principally a reserve for future obligations to DOE with respect to the turnover of the gaseous diffusion plants at the end of the term of the lease of these facilities. As a result of the capital we raised from the issuance of common stock and convertible notes in September 2007, qualifying assets are no longer reduced by a $150.0 million reserve referred to in the agreement as the “senior note reserve”.
     The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings, including covenants that can periodically limit us to $50.0 million in capital expenditures based on available liquidity levels. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of September 30, 2007, we were in compliance with all of the covenants.
     Our current credit ratings are as follows:

	Standard & Poor’s	Moody’s
Corporate credit/family rating	B-	B3
3.0% convertible senior notes	CCC	unrated
6.75% senior notes	CCC	Caa2
Outlook	Negative	Negative
     We do not have any debt obligations that are accelerated or in which interest rates increase in the event of a credit rating downgrade, although reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future.

Contractual Commitments
     As of September 30, 2007, significant new commitments entered into in 2007 follow (in millions):

				Oct. 1,
	Through	Oct. 1, 2008 –	Oct. 1, 2010 -	2012 and
	Sep. 30, 2008	Sep. 30, 2010	Sep. 30, 2012	Thereafter	Total
3.0% convertible senior notes (1)	$—	$—	$—	$575.0	$575.0
Interest on convertible senior notes (1)	$8.6	$34.5	$34.5	$60.4	$138.0
Power purchase commitments for the Paducah plant (2)	$490.8	$1,034.5	$844.8	$—	$2,370.1
American Centrifuge purchase commitments (3)	$—	$38.0	$43.5	$—	$81.5

(1)	Assumes no conversion to shares of common stock. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008, through the maturity date of October 1, 2014.
(2)	Capacity under the TVA power purchase agreement is fixed. Prices are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased power costs, and related costs.
(3)	Supply agreements were signed in 2007 for the purchase of materials, goods and services to be used in the manufacture of centrifuge machines to be used in the American Centrifuge Plant. Prices for minimum purchase commitments above are subject to adjustment for inflation. Contractual provisions for termination payments total $39 million for these agreements.
     There were no other significant changes to our contractual commitments as presented in our 2006 Annual Report.

     Financial Assurances and Related Liabilities
     The NRC requires that we guarantee the disposition of our depleted uranium and stored wastes with financial assurance. The financial assurance in place for depleted uranium and stored wastes is based on the quantity of depleted uranium and waste at the end of the prior year plus expected depleted uranium generated over the current year. Financial assurances are also provided for the ultimate decontamination and decommissioning (“D&D”) of the American Centrifuge facilities to meet NRC and DOE requirements. Surety bonds for the disposition of depleted uranium and for D&D are partially collateralized by interest earning cash deposits included in other long-term assets. A summary of financial assurances, related liabilities and cash collateral follows (in millions):

	September 30,	December 31,
	2007	2006
Depleted Uranium:
Long-term liability for depleted uranium disposition	$86.6	$71.5

Financial assurance primarily for depleted uranium:
Letters of credit	$24.1	$24.1
Surety bonds	130.6	130.6

Total financial assurance primarily for depleted uranium	$154.7	$154.7

Decontamination and decommissioning (“D&D”) of American Centrifuge:
Long-term liability for asset retirement obligation	$3.9	$8.8

Financial assurance related to D&D:
Letters of credit	$—	$—
Surety bonds	16.9	8.8

Total financial assurance related to D&D	$16.9	$8.8

Other financial assurance:
Letters of credit	$14.3	$11.7
Surety bonds	2.2	3.6

Total other financial assurance	$16.5	$15.3

Total financial assurance:
Letters of credit	$38.4	$35.8
Surety bonds	149.7	143.0

Total financial assurance	$188.1	$178.8

Cash collateral deposit for surety bonds for depleted uranium and D&D	$66.2	$60.8

     We anticipate providing additional financial assurance during the fourth quarter of 2007 of approximately $30 million for depleted uranium expected to be generated in 2008. In addition, based on our projected construction progress on the American Centrifuge facility, we also anticipate providing approximately $75 million of D&D related financial assurance in the fourth quarter of 2007. Our cash collateral requirements are anticipated to be approximately 50% of these amounts.

Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the credit facility, the surety bonds as discussed above and certain contractual commitments disclosed in our 2006 Annual Report along with updates included in this quarterly report for our contractual commitments, there were no material off-balance sheet arrangements, obligations, or other relationships at September 30, 2007 or December 31, 2006.
New Accounting Standards Not Yet Implemented
     Reference is made to New Accounting Standards Not Yet Implemented in note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At September 30, 2007, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has not entered into financial instruments for trading purposes. At September 30, 2007, the fair value of USEC’s debt, based on the most recent trading price, and related balance sheet carrying amounts follow (in millions):

	Balance Sheet	Fair
	Carrying Amount	Value
Debt:
6.75% senior notes due January 20, 2009	$150.0	$144.8
3.0% convertible senior notes due October 1, 2014	575.0	624.1

	$725.0	$768.9

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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to information regarding (a) the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contract with the U.S. Department of Energy for the supply of cold standby services at the Portsmouth plant, (b) questions raised by the Defense Contract Audit Agency regarding the allowability of certain costs billed to DOE, and (c) an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, USEC and others, reported in note 8 to the consolidated condensed financial statements.
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
Investors should carefully consider the updated risk factors below, in addition to the other information in our 2006 Annual Report on Form 10-K and in this quarterly report on Form 10-Q.
The long-term viability of our business depends on our ability to replace our current enrichment facility with the American Centrifuge Plant.
     We currently depend on our gaseous diffusion facility in Paducah, Kentucky for approximately one-half of the LEU that we need to meet our delivery obligations to our customers and to generate uranium through underfeeding to satisfy our obligations under the Russian Contract. The gaseous diffusion technology that we use at the Paducah gaseous diffusion plant (“Paducah GDP”), is an older, high operating-cost technology that requires substantially greater amounts of electric power than the centrifuge technology used by our competitors. Due to significant increases in our power costs during recent periods and the possibility of additional power cost increases in the future, the production of LEU using gaseous diffusion technology is becoming increasingly uneconomic. We are focused on developing and deploying an advanced uranium enrichment centrifuge technology, which we refer to as the American Centrifuge technology, as a replacement for our gaseous diffusion technology. The American Centrifuge technology is more advanced and expected to operate substantially more cost-efficiently than gaseous diffusion. The American Centrifuge technology, however, has substantial capital costs and risks as further described below. We are not currently pursuing any strategies to replace the Paducah GDP with alternatives other than the American Centrifuge Plant. As a result, if we are unable to successfully and timely demonstrate and deploy the American Centrifuge Plant on a cost-effective basis, due to the risks and uncertainties described in this section or for any other reasons, our gross profit margins, cash flows, liquidity and results of operations would be materially and adversely affected and our business may not remain viable.
We face a number of risks and uncertainties associated with the successful and timely demonstration, construction and deployment of the American Centrifuge technology.
     The American Centrifuge technology is expected to be more operationally cost-efficient than our gaseous diffusion technology that we currently depend on for LEU production at the Paducah GDP. However, the demonstration, construction and deployment of the American Centrifuge technology is a large and capital-intensive undertaking that is subject to numerous risks and uncertainties.

     We are in the process of demonstrating the American Centrifuge technology and are working toward beginning commercial plant operations in late 2009 and having approximately 11,500 centrifuge machines deployed in 2012. However, to date we have experienced substantial delays in demonstrating the American Centrifuge technology and these delays have impacted our construction and deployment schedule and increased the overall costs of the project. The delays we have experienced to date resulted from a variety of factors including the failure of certain materials to meet specifications, performance problems with, and failures of, certain centrifuge components and the time-consuming process of ensuring compliance with new regulatory requirements.
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
     Additionally, our ability to meet the revised schedule depends on a number of factors that are outside of our control, including our reliance on third party suppliers for American Centrifuge components. The failure of any of our suppliers to provide their respective components as scheduled or at all could result in substantial delays in, or otherwise materially hamper, the deployment of the American Centrifuge Plant. There are a limited number of potential suppliers for these key components and finding alternate suppliers could be difficult, time consuming and costly. In addition, because such suppliers are few and due to our dependence on them for key components, our ability to obtain favorable contractual terms with these suppliers is limited. We have entered into and expect to enter into future agreements with suppliers in which we bear certain cost, schedule and performance risk. Although we will seek to address these risks, we cannot provide any assurance that we will be able to, which could result in cost increases and unanticipated delays. Our inability to effectively integrate these suppliers and other key third party suppliers could also result in delays and otherwise increase our costs.
     As a result of these and other factors, including factors and circumstances similar to those that have delayed us in the past, we may be unable to meet our revised schedule. Significant delays in our revised schedule could:
•	increase our costs for the project, both on an overall basis and in terms of the incremental costs we must incur to recover from delays,

•	if the delays cause us to fail to meet a milestone under the 2002 DOE-USEC Agreement, lead DOE to exercise the remedies described below,

•	make it more difficult for us to attract and retain customers who may want to contract for purchases of LEU beyond 2012 before we can enter into contracts for the sale of LEU generated by the American Centrifuge Plant, and

•	extend the time under which we are contractually required to continue to operate our high-cost Paducah GDP.
     Any of these outcomes could substantially reduce our revenues, gross profit margins, liquidity and cash flows and adversely affect the overall economics, ability to finance and the likelihood of successful deployment of the American Centrifuge Plant. This would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the successful deployment of the American Centrifuge Plant.

We are required to meet certain milestones under the 2002 DOE-USEC Agreement and our failure to meet these milestones or disagreements with DOE as to whether we met a milestone could cause DOE to exercise one or more remedies under the 2002 DOE-USEC Agreement.
     The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. In March 2007 we received approval from DOE to revise and extend the October 2006 milestone by one year and to extend the January 2007 financing milestone by one year. In approving these extensions, DOE reserved its rights and remedies under the 2002 DOE-USEC Agreement.
     We believe that data gathered from our Lead Cascade test program demonstrate our achievement of the October 2007 milestone of having the Lead Cascade operational and generating product assay in a range useable by nuclear power plants and have reported this to DOE. However, DOE is not obligated under the 2002 DOE-USEC Agreement to provide any formal confirmation that we have met this or any other milestone.
     We also believe that the proceeds from our September 2007 issuance of common stock and convertible notes, along with our existing $400 million revolving credit facility and anticipated cash flow from operations have positioned us to be able to meet the January 2008 milestone of having a financing commitment secured for a one million SWU per year centrifuge plant. However, increases above our target cost estimate, cost overruns, shortfalls in our estimated levels of operating cash flow, other unanticipated expenses and other uncertainties could affect our ability to demonstrate the achievement of this milestone.
     Including the January 2008 milestone, three mandatory milestones and one optional milestone remain:
•	January 2008: Financing commitment secured for a one million SWU per year centrifuge plant;

•	January 2009: Begin American Centrifuge commercial plant operations at the facility in Piketon, Ohio;

•	March 2010: American Centrifuge Plant capacity at one million SWU per year; and

•	September 2011: American Centrifuge Plant (if expanded at our option) projected to have an annual capacity of 3.5 million SWU.
     Our revised schedule for deploying the American Centrifuge Plant is later than the schedule established by the January 2009, March 2010 and September 2011 milestones above. While we believe that we will reach a mutually acceptable agreement with DOE regarding rescheduling of these milestones, we cannot assure you that we will reach such an agreement.
     If DOE determines that we failed to comply with the terms of the 2002 DOE-USEC Agreement, including if DOE determines we did not meet one or more of the milestones that we believe we have met, then, unless such failure is determined to arise from causes beyond our control and without our fault or negligence, DOE could exercise one or more remedies under the 2002 DOE-USEC Agreement. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that we be removed as the sole Executive Agent under the Megatons-to-Megawatts program. Any of these actions could have a material adverse impact on our business and prospects. Once we have met the January 2008 milestone, DOE’s ability to take these actions is limited to circumstances in which failure to meet a milestone is attributable to our gross negligence in project planning or execution or where we constructively or formally abandon the project.

Deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.
     We will require a significant amount of capital to achieve commercial deployment of the American Centrifuge Plant. Under our revised deployment schedule, spending on the American Centrifuge project will increase substantially after 2007, with spending in 2008 currently projected to be roughly $600 million. We cannot assure you that we will be able to obtain sufficient additional external financing and we cannot predict the cost or terms on which such financing will be available, if at all, to continue our operations and deployment of the American Centrifuge Plant.
     We have been pursuing a DOE loan guarantee and submitted a pre-application in December 2006. However, we were not one of the 16 projects that DOE invited to submit a full application in early October 2007. The timing of the next round of loan guarantees is uncertain and will require Congressional action and appropriations and we cannot give any assurances that there will be additional appropriations or that we will be invited to participate in the timeframe we need to raise capital, if at all.
     Factors that could affect our ability to obtain financing or the cost of such financing could include:
•	the success of our demonstration of the American Centrifuge technology and the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant,

•	consequences of a failure to reach an agreement with DOE regarding future milestones under the 2002 DOE-USEC Agreement or the determination by DOE that we have not complied with a prior milestone that we believe we met,

•	our ability to get loan guarantees or other support from the U.S. government,

•	competition for financing from other uranium enrichment projects and nuclear-related projects generally,

•	the impact of reductions or changes in trade restrictions on imports of Russian and other foreign LEU and related uncertainties,

•	SWU prices,

•	our perceived competitive position,

•	our ability to secure long-term SWU purchase commitments from customers at adequate prices and for adequate duration,

•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements,

•	additional downgrades in our credit rating,

•	market price and volatility of our common stock,

•	general economic and capital market conditions,

•	conditions in energy markets,

•	regulatory developments,

•	investor confidence in our industry and in us,

•	our reliance on LEU delivered to us under the Russian Contract,

•	the level of success of our current operations, and

•	restrictive covenants in the agreements governing our revolving credit facility and in our outstanding notes and any future financing arrangements that limit our operating and financial flexibility.

     We cannot assure you that we will attract the capital we need to complete the American Centrifuge project in a timely manner or at all. If we do not, we might be forced to slow or stop spending on the project, which could result in delays and increased costs, and potentially make the project uneconomic. This would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the successful deployment of the American Centrifuge project.
Our estimates of the costs of the American Centrifuge project are subject to significant uncertainties that could adversely affect our ability to finance and deploy the American Centrifuge Plant.
     In early 2007, we completed a comprehensive review of the cost of deploying the American Centrifuge Plant and established a target cost estimate of $2.3 billion. That target cost estimate included amounts spent on the project through early 2007 and estimates for cost escalation, but did not include financing costs or a reserve for general contingencies. Our target cost estimate assumes that we will be successful in reducing the capital cost per machine over time based on value engineering the design of centrifuge machines for high-volume manufacturing.
     Our cost estimates for the American Centrifuge project are based on many assumptions that are subject to change as new information becomes available or as unexpected events occur. For example, spending as of September 30, 2007 of approximately $541 million, combined with contractual arrangements we have made and anticipate making in the near future for components of the American Centrifuge Plant exceeds the corresponding amounts included in our target cost estimate by approximately $150 million, or roughly 15%. Some of the key variables in our estimates are difficult to quantify with certainty at this stage of the project. Further, several key variables such as the cost of raw materials to build the plant and general inflation, are outside our control. It is also difficult to quantify with certainty at this stage the cost of manufacturing complex centrifuge machine components on a commercial scale. This manufacturing will be done by third parties and while our cost estimates reflected preliminary input from our project suppliers, we will not know the actual cost until we finalize the design of the centrifuge machines and enter into contractual arrangements with these project suppliers.
     Based on information currently available to us, including costs incurred since establishing the target cost estimate in early 2007, initial bids and procurements from suppliers, feedback from consultants and other third parties, and our analysis of material, commodity and labor cost trends, we believe that our cost of deploying the American Centrifuge Plant is likely to be higher than provided for in our target cost estimate as a result of higher costs associated with the centrifuge machines being manufactured by our suppliers during the initial stage of deployment and higher costs in construction materials for completion of the plant. Working closely with key suppliers, we are seeking to reduce the capital cost per machine while maintaining performance objectives to help achieve our target cost estimate. We continue to simplify the design of the centrifuge machines in order to reduce costs as well as to take advantage of technological advancements to improve performance. We believe that success in these value engineering efforts by our project team and our strategic suppliers may help to offset higher materials costs seen in some of the initial American Centrifuge project procurements, but we cannot assure you that such offsets will be achieved or that we will otherwise meet our target cost estimate.

     In addition, our current target estimate for the deployment of the American Centrifuge Plant of $2.3 billion assumes that we are able to comply with an ambitious schedule for demonstration and deployment activities and achieve certain costs savings in 2007 and beyond. We may not be able to maintain this schedule or achieve these cost savings.
     We expect to complete a comprehensive review and update of our target cost estimate for deployment of the American Centrifuge Plant in the first quarter of 2008. The cost estimate resulting from that review will take into account the costs and the cost trends we have experienced during our initial procurements as well as our evaluation of material, commodity and labor cost trends. Given the roughly 15% variance in spending to date and contractual arrangements as compared with our target cost estimate, unless we can identify further cost savings, including through the contracts that we are negotiating with our key suppliers, the target cost estimate we expect to establish in the first quarter of 2008 will be greater than the $2.3 billion target cost estimate established in early 2007.
     The target cost update will also for the first time include a reserve for general contingencies that will reflect the maturity of the project. The reserve for general contingencies, which is not included in our target cost estimate of $2.3 billion, will take into account potential variations in the project plans and uncertainty regarding associated costs that we cannot specifically identify at the time the estimate is prepared. We expect that the information available to us when we calculate the reserve for general contingencies in 2008 will allow us to develop a risk-based estimate at that time. Based on the limited information currently available to us, including cost data, initial bids and procurements from suppliers, feedback from consultants and other third parties, and our analysis of material, commodity and labor cost trends, we believe that a reserve for general contingencies of approximately 15% to 20% of our current target cost estimate of $2.3 billion (which would reflect variances seen to date), is reasonable at this time. Nevertheless, given the uniqueness of the American Centrifuge project, we cannot assure investors that the actual amount eventually required for general contingencies will be within this range. In addition to providing a reserve for general contingencies, our overall financing needs for the American Centrifuge project will also include additional costs not covered by our target cost estimate, such as financing costs, financial assurance requirements and operating costs related to commercial plant initial operations.
     We cannot assure investors that costs associated with the American Centrifuge Plant will not be materially higher than anticipated or that efforts that we take to mitigate cost increases will be successful or sufficient. Regardless of our success in demonstrating the technical viability of the American Centrifuge technology, uncertainty surrounding our ability to accurately estimate costs or to limit potential cost increases could jeopardize our ability to successfully finance and deploy the American Centrifuge Plant. Our inability to finance and deploy the American Centrifuge Plant would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the successful deployment of the American Centrifuge project.
Significant increases in the cost of the electric power supplied to the Paducah GDP have materially increased our overall production costs and may, in the future, increase our cost of sales to a level above the average prices we bill our customers.

     Dramatically higher costs for power are putting significant pressure on our business and will continue to do so unless and until we are able to replace our existing production with more efficient centrifuge technology. The gaseous diffusion enrichment process that we use to produce LEU at the Paducah GDP requires significant amounts of electric power. After an approximately 50% increase in 2006 in our costs for electric power under our power contract with the Tennessee Valley Authority (“TVA”), electric power constitutes approximately 70% of the production cost at the Paducah GDP. We amended our power contract with TVA effective June 1, 2007 to provide capacity and prices from June 2007 through May 2012. While this contract provides some stability and assurances regarding power costs for the next five years, the costs of electric power under this 2007 amendment are at prices generally similar to those implemented in 2006, and our price of power under the contract increases each year through 2012. Our power costs are also subject to monthly adjustments to account for changes in TVA’s fuel and purchased-power costs, which means that our actual power costs could be greater than we anticipate. We also purchase additional power during the summer months at market prices, which is the time of the year when market prices tend to be the highest, and which are subject to volatility.
     Capacity and prices under the TVA contract are only agreed upon through May 2012 and we have not yet contracted for power for periods beyond that time. If we want to purchase power to operate the Paducah GDP beyond May 2012, we may be unable to reach an acceptable agreement and we are at risk for additional power cost increases in the future.
     Although we are currently signing new contracts with customers in which prices for future deliveries are adjusted, in part, on the basis of changes in a power cost index, most of our sales contracts do not include provisions that permit us to pass through increases in power prices to our customers. As a result, our gross profit margin and cash flow under these sales contracts will be significantly reduced by the higher power costs under the amended TVA contract since June 2006. Additionally, if our power costs rise unexpectedly, profit margins under new sales contracts that we are entering into may be similarly impacted to the extent the adjustments in the power cost index are not sufficient to account for increases in our power costs. Accordingly, if our power costs continue to rise and mitigating steps are unavailable or insufficient, production at the Paducah GDP will become increasingly uneconomic at existing contract prices, which will adversely affect the long-term viability of our business.
     In accordance with the TVA power contract, we provide financial assurance to support our payment obligations to TVA, including providing an irrevocable letter of credit and making weekly prepayments based on the price and usage of power. Effective September 2007, because of the increased volume of power we have contracted for, the amount required for the letter of credit and weekly prepayments increased. These financial requirements increased again in October 2007. A significant increase in the price we pay for power could further increase the amount of this financial assurance, which could adversely affect our liquidity and reduce capital resources otherwise available to fund the American Centrifuge project.
Deliveries of LEU under the Russian Contract account for approximately 50% of our supply mix and a significant delay or stoppage of deliveries could affect our ability to meet customer orders and could pose a significant risk to our continued operations.
     A significant delay in, or stoppage or termination of, deliveries of LEU from Russia under the Russian Contract or a failure of the LEU to meet the Russian Contract’s quality specifications, could adversely affect our ability to make deliveries to our customers. A delay, stoppage or termination could occur due to a number of factors, including logistical or technical problems with shipments, commercial or political disputes between the parties or their governments, or our failure or inability to meet the terms of the Russian Contract. Further, because our annual LEU production capacity is less than our total delivery commitments to customers, an interruption of deliveries under the Russian Contract could, depending on the length of such an interruption, threaten our ability to fulfill these delivery commitments with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Depending upon the reasons for the interruption and subject to limitations of liability under our sales contracts, we could be required to compensate customers for a failure or delay in delivery.

     Our Russian counterpart under the Russian Contract, TENEX, has requested that we discuss revisions of the pricing for the SWU component of LEU delivered under the Russian Contract in 2009 and beyond. TENEX may also be negotiating pricing terms with the three Western companies to which it sells the natural uranium that we deliver to TENEX for the LEU delivered to us. Given recent increases in market prices for uranium and SWU, TENEX, as the executive agent for the Russian government party to the Russian Contract, will likely ask for higher prices from both us and the three Western companies. While we are not bound to agree to any change, TENEX could seek to force a change by refusing to deliver LEU or taking other steps to suspend or alter its performance in ways that are adverse to us. TENEX could take similar actions with respect to the Western companies. In either case, TENEX’s actions could have an adverse impact on our ability to receive LEU in a timely manner in order to meet our delivery commitments. Although we do not intend to agree to any terms that are less favorable than our current terms, we cannot assure you that the discussions with TENEX will not result in terms that are less favorable than current pricing terms or that may, over time, prove to be less favorable than current terms.
     The appointment of a substitute or additional executive agent pursuant to the U.S. government’s compliance with the terms of the Executive Agent agreement would require that all or part of the fixed quantity of LEU available each year under the Russian Contract be provided to the substitute or additional executive agent. This would not only reduce our access to LEU under the Russian Contract, but would also create a significant new competitor, which could impair our ability to meet our existing delivery commitments while reducing our ability to bid for new sales. Reduced access to LEU under the Russian Contract would also increase our costs and reduce our gross profit margins.
Changes in, or termination of, the Russian Suspension Agreement, or an inability to apply the limitations under the Russian Suspension Agreement to imports of Russian LEU, could lead to significantly increased competition from Russian LEU or, if replaced with tariffs, could increase our costs under the Russian Contract.
     The Russian Suspension Agreement is a 1992 agreement between the U.S. and Russia that today precludes Russian LEU from being sold for consumption in the U.S. except under the Russian Contract. The Russian Suspension Agreement could be terminated (1) unilaterally by the Russian government upon 60 days notice or (2) as a result of periodic administrative procedures under U.S. international trade laws. For example, a “sunset review” of the Russian Suspension Agreement is conducted every five years by the Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”).
     Final determinations in the latest sunset review were made by the DOC in May 2006 and by the ITC in July 2006, and were in favor of maintaining the Russian Suspension Agreement. However, in response to an appeal by parties who opposed continuation of the Russian Suspension Agreement, in September 2007 the U.S. Court of International Trade (“CIT”) remanded the DOC’s sunset review decision to the DOC for reconsideration. The remand could result in a substantial narrowing of the scope of the limits on LEU imports under the Russian Suspension Agreement, depending on how the DOC implements the decision of the U.S. Court of Appeals for the Federal Circuit to exclude imports under enrichment services transactions from the antidumping law. The remand could even result in a reversal of the DOC’s affirmative determination, which could lead to termination of the Russian Suspension Agreement, without any offsetting restraints on increases in imports of Russian LEU. We expect that the Russian Suspension Agreement will not be affected by the outcome of the remand until after all appeals are completed, which could take a year or more. However, we cannot assure you how long any appeals will take or that a court will not order implementation of an adverse remand decision prior to completion of all appeals.

     The Russian Federation may terminate the Russian Suspension Agreement upon 60 days notice to the DOC. If the Russian Federation were to exercise this right, the DOC would be required to recommence its 1991 antidumping investigation that was suspended as a result of the Russian Suspension Agreement, and would require importers of Russian LEU, including us under the Russian Contract, to post bonds to cover estimated duties on imports subject to that investigation. In this event, we would be required to post bonds to cover those duties, which would likely exceed 100% of the value of the imports. Further, if the investigation resulted in an antidumping order, we would have to pay the estimated duties on future imports of Russian LEU in cash. We would be obligated for both posting of the bonds and payment of duties unless a legal mechanism could be identified that would remove these obligations. We are exploring with the U.S. government ways that could possibly reduce or eliminate this obligation. We believe that the cost of posting the bonds and paying any duties ultimately imposed on imports under the Russian Contract would significantly increase our cost of importing Russian LEU and could make the purchase of SWU under the Russian Contract uneconomic.
     The Russian government has been negotiating with the U.S. government regarding modifications to the Russian Suspension Agreement that would permit direct sales of Russian LEU to U.S. utilities within certain quota limits. Although we believe the Russian and U.S. governments could initial such an agreement soon, we believe the CIT’s decision to remand the sunset review decision to the DOC may delay one or both of the parties from bringing the amendment into force. An amendment could result in an agreement between the Russian and U.S. governments that allows Russia to make significant sales of LEU in the U.S. market in future years. Even if the amendment is brought into force and has reasonable quota limits, the Russian government, importers of Russian LEU or others may seek to circumvent any quota limitations under the amendment by arguing that imports of Russian LEU for sale in enrichment services transactions should be excluded from the quota under the authority of the Federal Circuit’s decision. If the DOC adopts this position, any quota on imports of Russian LEU under a Russian Suspension Agreement amendment could be rendered ineffective as a means of controlling imports of Russian LEU.
     Depending upon a number of factors, including the amount of LEU the Russians are permitted to sell in future years under an amendment to the Russian Suspension Agreement, the amounts available from other suppliers for delivery in such years, the level of market demand for LEU, the manner in which any remaining limits on Russian imports of LEU under the Russian Suspension Agreement are implemented and the enforceability of such limits in light of the Federal Circuit’s decision excluding imports of LEU under enrichment services transactions from the antidumping law, the availability of Russian LEU in the U.S. market could increase, resulting in a decline in market prices and a decrease in our sales, which could adversely affect our revenues, gross profit margins and cash flows and jeopardize our ability to secure the long-term sales contracts we need to continue operating our existing enrichment plant, implement the Russian Contract and pursue the deployment of the American Centrifuge Plant, including our ability to secure financing for the American Centrifuge project.
     If the Russian and U.S. governments fail to reach agreement on an amendment to the Russian Suspension Agreement that is satisfactory to Russia, or if, after reaching agreement, Russia becomes dissatisfied with the benefits of the amendment, Russia could elect to terminate the Russian Suspension Agreement. Unless accompanied by equivalent limitations on imports or unless other steps are taken by the U.S. government to limit the impact on us, a termination of the Russian Suspension Agreement could result in a significant increase in sales of Russian LEU in the United States. This could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract as well as our ability to sell our own LEU production. This could substantially alter the economics of the American Centrifuge project and our ability to obtain financing for it, reduce our revenues, gross profit margins and cash flows and jeopardize our ability to secure the long-term sales contracts we need to continue operating our existing enrichment plant, implement the Russian Contract and pursue the deployment of the American Centrifuge Plant.

     Any limitations imposed on imports of Russian LEU under the Russian Suspension Agreement or under an order resulting from a recommenced antidumping investigation following the unilateral termination by Russia of the Russian Suspension Agreement, could be circumvented if Russia elects to sell only the SWU component of Russian LEU in a manner that DOC or U.S. courts consider to be a sale of services that is outside the scope of U.S. antidumping law. In that case, Russia would be free to sell SWU without regard to any limitations under the Russian Suspension Agreement or any duties imposed under an antidumping order. Such unrestricted sales also could result in a decline in market prices and a loss of sales by us, which could adversely affect our revenues, gross profit margins and cash flows and jeopardize our ability to secure the long-term sales contracts we need to continue operating our existing enrichment plant, implement the Russian Contract and and pursue the deployment of the American Centrifuge Plant, including our ability to secure financing for the American Centrifuge project.
We depend on a single production facility in Paducah, Kentucky for approximately 50% of our LEU supply and significant or extended unscheduled interruptions in production could affect our ability to meet customer orders and pose a significant risk to, or could significantly limit, our continued operations and profitability.
     Our annual imports of Russian LEU under the Russian Contract account for only approximately one-half of the total amount of LEU that we need to meet our delivery obligations to customers. In addition, some customers do not permit us to deliver Russian LEU to them under their contracts with us. Accordingly, our production at the Paducah GDP is needed to meet our annual delivery commitments. An interruption of production at the Paducah GDP would result in a drawdown of our inventories of LEU and, depending on the length and severity of the production interruption, we could be unable to meet our annual delivery commitments, with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Depending upon the reasons for the interruption and subject to limitations on our liability under our sales contracts, we also could be required to compensate customers for our failure to deliver on time.
     Production interruptions at the Paducah GDP could be caused by a variety of factors, such as:
•	equipment breakdowns,

•	interruptions of electric power, including those interruptions permitted under the TVA power agreement, or an inability to purchase electric power at an acceptable price,

•	regulatory enforcement actions,

•	labor disruptions,

•	unavailability or inadequate supply of uranium feedstock or coolant,

•	natural or other disasters, including seismic activity in the vicinity of the Paducah GDP, which is located near the New Madrid fault line, or

•	accidents or other incidents.
     The Paducah GDP is owned by the U.S. government. Our rights to the plant are defined under a lease agreement with DOE and the law that the lease agreement implements. Under the 2002 DOE-USEC Agreement, we could lose our right to extend the lease of the Paducah GDP and could be required to waive our exclusive right to lease the facility if we fail on more than one occasion within specified periods to meet certain production thresholds and fail to cure the deficiency. In addition, DOE could assume responsibility for operation of the Paducah GDP if we cease production at the Paducah GDP and fail to recommence production within time periods specified in the 2002 DOE-USEC Agreement. Without a lease to the Paducah GDP and absent access to other sources of LEU, we would be unable to meet our annual delivery commitments to customers once our available inventories were exhausted.

Our ability to retain key executives and managers is critical to the success of our business.
     The success of our business depends on our key executives, managers and other skilled personnel, some of whom were involved in the development of our American Centrifuge technology and many of whom have security clearances. We do not have employment agreements with our corporate executives or American Centrifuge project managers nor do we have key man insurance policies for them. If our executives, managers or other skilled personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity and delays in the deployment of our American Centrifuge project, on which the viability of our business depends.
The rights of our creditors under the documents governing our indebtedness may limit our operating and financial flexibility.
     Our revolving credit facility includes various operating and financial covenants that restrict our ability, and the ability of our subsidiaries, to, among other things, incur or prepay other indebtedness, grant liens, sell assets, make investments and acquisitions, consummate certain mergers and other fundamental changes, make certain capital expenditures and declare or pay dividends or other distributions. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. For example, these covenants could limit the amount of cash we can use to finance the American Centrifuge Plant. The revolving credit agreement also requires that we maintain a minimum level of available borrowings and contains reserve provisions that may reduce the available borrowings under the credit facility periodically.
     Our failure to comply with obligations under the revolving credit facility or other agreements such as the indenture governing our outstanding convertible notes and the 2002 DOE-USEC Agreement, or the occurrence of a “fundamental change” as defined in the indenture governing our outstanding convertible notes, could result in an event of default under the credit facility. A default, if not cured or waived, could permit acceleration of our indebtedness. We cannot be certain that we will be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.
Changes in the price for SWU or uranium could affect our gross profit margins and ability to service our indebtedness and finance the American Centrifuge project.
     Changes in the price for SWU and uranium are influenced by numerous factors, such as:
•	LEU and uranium production levels and costs in the industry,

•	supply and demand shifts,

•	actions taken by governments to regulate, protect or promote trade in nuclear material, including the continuation of existing restrictions on unfairly priced imports,

•	actions taken by governments to narrow, reduce or eliminate limits on trade in nuclear material, including the removal of existing restrictions on unfairly priced imports,

•	actions of competitors,

•	exchange rates,

•	availability and cost of alternate fuels, and

•	inflation.

     The long-term nature of our contracts with customers may prolong any adverse impact of low market prices on our gross profit margins. For example, even as prices increase and we secure new higher-priced contracts, we are contractually obligated to deliver LEU and uranium at lower prices under contracts signed prior to the increase. A decrease in the price for SWU could also affect our future ability to service our indebtedness and finance the American Centrifuge project because the economics of the American Centrifuge Plant are dependent upon a minimum SWU sales price to finance future American Centrifuge operations and service our indebtedness.
     Additionally, an increase in the price for SWU could result in an increase in the price that we pay for the SWU component of Russian LEU because the price we are charged for the SWU component of Russian LEU under the Russian Contract is determined by a formula that employs an index of international and U.S. price points, which in turn reflects market prices. Although any increase may be moderated by the retrospective nature of the formula, a significant increase in the prices Russia charges us as a result of increasing price points due to significant increases in market prices would substantially increase our costs of sales and inventories. This increase, if not offset by increases in our sales prices, would adversely affect our cash flows and results of operations.
The release of excess government stockpiles of enriched uranium into the market could depress market prices and reduce demand for LEU from our company.
     Foreign governments have stockpiles of LEU that they could sell in the market. In addition, LEU may be produced by downblending stockpiles of highly enriched uranium owned by the U.S. and foreign governments. The release of these stockpiles into the market can depress prices and reduce demand for LEU from us, which could adversely affect our revenues, cash flows and results of operations.
The long-term nature of our customer contracts could adversely affect our results of operations in current and future years.
     As is typically the case in our industry, we sell nearly all of our LEU under long-term contracts. The prices that we charge under many of our existing contracts (particularly those reflecting terms agreed to prior to 2006) only increase based on an agreed upon inflation index. Therefore, these contracts do not allow us to pass along increases in our actual costs, such as increased power costs or increases in the prices we pay under the Russian Contract, or to take advantage of market increases in the price of SWU. We anticipate that these limitations, combined with our cost-structure and our sensitivity to increased power costs due to the power-intensive gaseous diffusion technology that we currently depend on, will reduce our ability to cover our cost of sales with revenues earned under our customer contracts and will materially and adversely impact our gross profit margins and cash flows in current and future periods.
     In addition, our older contracts give customers the flexibility to determine the amounts of natural uranium that they deliver to us, which can result in our receiving less uranium from customers than we transfer from our inventory to the Russian Federation under the Russian Contract. Over time, to the extent our inventory, including uranium generated through underfeeding, is insufficient to absorb the difference, we could be required to purchase uranium to continue to meet our obligations to the Russian Federation, which, depending on the market price of uranium, could have an adverse impact on our gross profit margins, cash flows, results of operations and liquidity.
We face significant competition from three major producers who may be less cost sensitive or may be favored due to national loyalties and from emerging competitors in the domestic market.

     We compete with three major producers of LEU, all of which are wholly or substantially owned by governments: AREVA (France), TENEX (Russia) and Urenco (Germany, Netherlands and the United Kingdom). Currently, these competitors utilize or are in the process of transitioning to more efficient and cost-effective technology to enrich uranium than we use at the Paducah GDP. Recently, our French competitor, AREVA, announced that it was speeding up deployment of its new enrichment plant in France.
     In addition, Louisiana Energy Services, a group controlled by Urenco, has started to construct a 3 million SWU per year uranium enrichment plant in New Mexico, and AREVA recently announced that it is preparing to build a proposed 3 million SWU per year centrifuge uranium enrichment plant in the United States. We also face potential competition from General Electric’s nuclear energy business, which has begun a phased development process of a Global Laser Enrichment technology based on technology licensed from Silex Systems Limited, an Australian company. General Electric has stated its plans to build a uranium enrichment plant in the United States with a target capacity of between 3.5 million and 6 million SWU per year.
     Our competitors may have greater financial resources than we do, including access to below-market financing terms. Our foreign competitors enjoy support from their government owners, which may enable them to be less cost- or profit-sensitive than we are. In addition, decisions by our foreign competitors may be influenced by political and economic policy considerations rather than commercial considerations. For example, our foreign competitors may elect to increase their production or exports of LEU, even when not justified by market conditions, thereby depressing prices and reducing demand for our LEU, which could adversely affect our revenues, cash flows and results of operations. Similarly, the elimination or weakening of existing restrictions on imports from our competitors could adversely affect our revenues, cash flows and results of operations.
Our dependence on our largest customers could adversely affect us.
     Our 10 largest customers (other than the U.S. government) represented 53% of our revenue in 2006, and our three largest customers represented 22% of our revenue in 2006. To the extent our existing contracts with these customers include prices that are greater than or equal to market prices, a reduction in purchases from these customers, whether due to their decision to increase purchases from our competitors or for other reasons, including a disruption in their operations that reduces their need for LEU from us, could adversely affect our business and results of operations. Conversely, to the extent that our contracts with these customers include prices that are lower than market prices, a decision by these customers to exercise options under these contracts to purchase more from us also could adversely affect our business and results of operations.
     We are seeking to improve the pricing under our long-term contracts with our customers, including our largest customers, as these contracts expire. However, because price is a significant factor in a customer’s choice of a uranium enricher, when contracts come up for renewal, customers may reduce their purchases from us if we attempt to increase our prices in order to offset increases in our costs, resulting in the loss of the contracts. Moreover, once lost, customers may be difficult to regain because they typically purchase LEU under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with our largest customers, our ability to raise prices in order to respond to increases in costs or other developments may be limited. In addition, because we have a fixed commitment to order LEU derived from at least 30 metric tons of highly enriched uranium each year under the Russian Contract and to purchase the approximately 5.5 million SWU deemed to be contained in such material, any reduction in purchases from us by our customers below the level required for us to resell both our own production and the Russian material could adversely affect our revenues, cash flows and results of operations.

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
     Purchases of SWU by customers in the European Union are subject to a policy of the Euratom Supply Agency that seeks to limit foreign enriched uranium to no more than 20% of European Union consumption per year. Further, we are precluded from selling LEU in the Russian Federation by the absence of an agreement for cooperation that permits exports to Russia.
Recent court decisions reduce our ability to protect ourselves from unfairly priced imports, which could adversely affect our results of operations.
     Absent a successful appeal to the U.S. Supreme Court or a change in applicable law, recent decisions of the U.S. Court of International Trade and the U.S. Court of Appeals for the Federal Circuit preclude DOC from imposing antidumping and countervailing duties to offset unfairly-priced LEU imported from foreign countries pursuant to enrichment services transactions. Under these rulings, we will be unable to use certain U.S. trade laws to protect us from unfairly priced LEU in the future if imported pursuant to enrichment services transactions, thereby increasing the possibility that our competitors will seek to increase market share by reducing prices to unfair levels. An increase in our competitors’ market share and the accompanying reduction in market prices could adversely affect our results of operations.
Our future prospects are tied directly to the nuclear energy industry worldwide.
     Potential events that could affect either nuclear reactors under contract with us or the nuclear industry as a whole, include:
•	accidents, terrorism or other incidents at nuclear facilities or involving shipments of nuclear materials,

•	regulatory actions or changes in regulations by nuclear regulatory bodies, or decisions by agencies, courts or other bodies that limit our ability to seek relief under applicable trade laws to offset unfair competition or pricing by foreign competitors,

•	disruptions in other areas of the nuclear fuel cycle, such as uranium supplies or conversion,

•	civic opposition to, or changes in government policies regarding, nuclear operations,

•	business decisions concerning reactors or reactor operations,

•	the need for generating capacity, or

•	consolidation within the electric power industry.
     These events could adversely affect us to the extent they result in a reduction or elimination of customers’ contractual requirements to purchase from us, the suspension or reduction of nuclear reactor operations, the reduction of supplies of raw materials, lower demand, burdensome regulation, disruptions of shipments or production, increased competition from third parties, increased operational costs or difficulties or increased liability for actual or threatened property damage or personal injury.

Changes to, or termination of, any of our agreements with the U.S. government, or deterioration in our relationship with the U.S. government, could adversely affect our results of operations.
     We, or our subsidiaries, are a party to a number of agreements and arrangements with the U.S. government that are important to our business, including:
•	leases for the gaseous diffusion plants and American Centrifuge facilities,

•	the Executive Agent agreement under which we are designated the U.S. Executive Agent and purchase the SWU component of LEU under the Russian Contract,

•	the 2002 DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and the American Centrifuge technology,

•	electric power purchase agreements with the Tennessee Valley Authority,

•	contract work for DOE and DOE contractors at the Portsmouth and Paducah GDPs, including contracts for maintenance of the Portsmouth GDP in “cold standby” or “cold shutdown” states, and

•	NAC consulting and transportation activities.
     Termination or expiration of one or more of these agreements, without replacement with an equivalent agreement or arrangement that accomplishes the same objectives as the terminated or expired agreement(s), could adversely affect our results of operations. In addition, deterioration in our relationship with the U.S. agencies that are parties to these agreements could impair or impede our ability to successfully implement these agreements, which could adversely affect our results of operations.
Our existing U.S. government contracts are subject to continued appropriations by Congress and may be terminated if future funding is not made available.
     Approximately 10% of our revenues are from U.S. government contracts. All contract work for DOE, including cold standby or cold shutdown of the Portsmouth GDP, cleanup of out-of-specification uranium and certain NAC consulting and transportation activities, is subject to the availability of DOE funding and congressional appropriations. If funds were not available, we could be required to terminate these operations and incur related termination costs. In addition, the criteria for awarding contracts to us may change such that we would not be eligible to compete for such contracts, which could adversely affect our results of operations.
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
     Our operations, including the Paducah and Portsmouth GDPs and NAC, are regulated by the NRC. In addition, the American Centrifuge Demonstration Facility and the construction and operation of the American Centrifuge Plant are licensed by the NRC, which regulates our activities at those facilities.
     Our gaseous diffusion plants are required to be recertified every five years and the term of the current certification expires on December 31, 2008. The NRC could refuse to renew either or both of the certificates if it determines that: (1) we are foreign owned, controlled or dominated; (2) the issuance of a renewed certificate would be inimical to the maintenance of a reliable and economic domestic source of enrichment services; (3) the issuance of renewed certificate would be adverse to U.S. defense or security objectives; or (4) the issuance of a renewed certificate is otherwise not consistent with applicable laws or regulations in effect at the time of renewal. The same requirements apply to NRC’s issuance of the 30 year license for the American Centrifuge Plant. If the certificate for the Paducah GDP were not renewed, we could no longer produce LEU at the Paducah GDP, which would threaten our ability to make deliveries to customers and meet the minimum production requirements under the 2002 DOE-USEC Agreement, jeopardize our cash flows, and subject us to various penalties under our customer contracts and the 2002 DOE-USEC Agreement.
     The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties or additional requirements and to order cessation of operations for violations of its regulations. Penalties under NRC regulations could include substantial fines, imposition of additional requirements or withdrawal or suspension of licenses or certificates. Any penalties imposed on us could adversely affect our results of operations. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements could also adversely affect our results of operations.
     Our American Centrifuge facilities in Oak Ridge and certain of our operations at our other facilities are subject to regulation by DOE. DOE has the authority to impose civil penalties and additional requirements which could adversely affect our results of operations.
     Our operations require that we maintain security clearances that are overseen by the NRC and DOE in accordance with the National Industrial Security Program Operating Manual (“NISPOM”). These security clearances require that we provide a certification regarding foreign ownership, control or influence (“FOCI”), and the security clearances could be suspended or revoked based upon material changes to our FOCI certification, or other concerns that we might be subject to FOCI. Under the NISPOM and applicable DOE and NRC regulations and guidance, aggregate foreign ownership of our common stock exceeding 10% would not, in and of itself, result in a material change to our FOCI certification. Rather, reporting pursuant to our FOCI certification would be required if a foreign person or group under common control reported ownership of more than 5%, or any foreign person or group individually or collectively exercised control or influence through the entitlement to control the appointment and tenure of any management position or similar entitlement indicating control or influence. The NRC staff has previously concluded that its NISPOM FOCI requirements are more comprehensive and prescriptive than the statutory prohibition of foreign ownership and that information sufficient to make a FOCI determination should be sufficient to enable NRC to satisfy its statutory responsibility to assure that we are not owned, controlled or dominated by an alien, a foreign company, or a foreign government.

Our certificate of incorporation gives us certain rights with respect to common stock held (beneficially or of record) by foreign persons. If levels of foreign ownership set forth in our certificate of incorporation are exceeded, we have the right, among other things, to redeem or exchange common stock held by foreign persons, and in certain cases, the applicable redemption price or exchange value may be equal to the lower of fair market value or a foreign person’s purchase price.
     Our certificate of incorporation gives us certain rights with respect to shares of our common stock held (beneficially or of record) by foreign persons. Specifically, if “foreign persons” (as defined in our certificate of incorporation to include, among others, individuals who are not a U.S. citizen, entities that are organized under the laws of non-U.S. jurisdictions and entities that are controlled by individuals who are not a U.S. citizen or by entities that are organized under the laws of non-U.S. jurisdictions) beneficially own in the aggregate more than 10% of our common stock, or if persons having a significant commercial relationship with a foreign uranium enrichment provider or a foreign competitor own any shares of our common stock, we may exercise certain rights. These rights include requesting information from holders (or proposed holders) of our securities, refusing to permit the transfer of securities to foreign persons, suspending or limiting voting rights of shares of stock held by foreign persons, redeeming or exchanging shares of our stock owned by foreign persons on terms set forth in our certificate of incorporation, and taking other actions that we deem necessary or appropriate to ensure compliance with the foreign ownership restrictions.
     In order to monitor and estimate the amount of our common stock held by foreign persons, we regularly review Schedule 13D and 13G filings with the SEC with respect to our common stock and other information available to us including monthly and quarterly reports listing major institutional holders of our common stock. However, it is very difficult to determine our level of foreign ownership as of any particular date due to a variety of factors including: the complexities associated with identifying whether a particular beneficial holder is a foreign person; the significant volume of our common stock that changes hands daily; and the fact that a number of our stockholders are under no obligation to report their ownership to us or to otherwise make such information public. As a result, we cannot assure you that on any given day the aggregate ownership of our common stock by foreign persons will not exceed the foreign ownership restrictions.
     The terms and conditions of our rights with respect to our redemption or exchange right in respect of shares held by foreign persons are as follows:
•	Redemption price or exchange value: Generally the redemption price or exchange value for any shares of our common stock redeemed or exchanged would be their fair market value. However, if we redeem or exchange shares held by foreign persons and our Board in good faith determines that such foreign person knew or should have known that the foreign ownership restrictions in our certificate of incorporation were violated at the time of their purchase, the redemption price or exchange value is required to be the lesser of fair market value and the foreign person’s purchase price for the shares redeemed or exchanged.

•	Form of payment: Cash, securities or a combination, valued by our Board in good faith.

•	Notice: At least 30 days’ notice of redemption is required, however, if we have deposited the cash or securities for the redemption or exchange in trust for the benefit of the relevant foreign holders, we may redeem shares held by such holders on the same day that we provide notice (which we refer to as the “trust redemption right”).

     Accordingly, there are situations in which foreign stockholders could lose the right to vote their shares or in which we may redeem or exchange shares held by foreign persons and in which such redemption or exchange could be at the lesser of fair market value and the foreign person’s purchase price for the shares redeemed or exchanged, which could result in a significant loss for that foreign person.
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
     Under a cleanup agreement with the Environmental Protection Agency (“EPA”), we removed certain material from a site in South Carolina previously operated by Starmet CMI, one of our former contractors, that was attributable to quantities of depleted uranium we had sent there under a 1998 contract. In June 2007, we were contacted by the EPA concerning costs incurred by the EPA for additional cleanup at the Starmet site. We are currently in discussions with the EPA regarding these costs. At September 30, 2007, we had an accrued current liability related to these costs that is less than the amount spent by the EPA for the cleanup. The amount of this accrual could be insufficient. In addition, we could incur additional costs associated with our share of costs for cleanup of the Starmet site, resulting from a variety of factors, including a decision by federal or state agencies to recover costs for prior cleanup work or require additional remediation at the site.
     Pursuant to numerous federal, state and local environmental laws and regulations, we are required to hold multiple permits. Some permits require periodic renewal or review of their conditions, and we cannot predict whether we will be able to renew such permits or whether material changes in permit conditions will be imposed. Changes in permits could increase costs of producing LEU and reduce our profitability. An inability to secure or renew permits could prevent us from producing LEU needed to meet our delivery obligations to customers, which would threaten our ability to make deliveries to customers and meet the minimum production requirements under the 2002 DOE-USEC Agreement, adversely affect our reputation, costs, cash flows, results of operations and long-term viability, and subject us to various penalties under our customer contracts and the 2002 DOE-USEC Agreement.
Our operations involve the use, transportation and disposal of toxic, hazardous and/or radioactive materials and could result in liability without regard to our fault or negligence.
     Our plant operations involve the use of toxic, hazardous and radioactive materials. A release of these materials could pose a health risk to humans or animals. If an accident were to occur, its severity could be significantly affected by the volume of the release and the speed of corrective action taken by plant emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an actual or suspected release of these materials, including a precautionary evacuation, could result in significant costs for which we could be legally responsible. In addition to health risks, a release of these materials may cause damage to, or the loss of, property and may adversely affect property values.
     We lease facilities from DOE for the Paducah and Portsmouth GDPs, the American Centrifuge Plant and centrifuge test facilities in Piketon, Ohio and Oak Ridge, Tennessee. Pursuant to the Price-Anderson Act, DOE has indemnified us against claims for public liability arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under the DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of LEU, it is possible for a claim related to a nuclear incident occurring outside the United States to be asserted that would not fall within the DOE indemnification under the Price-Anderson Act.

     While DOE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from DOE and DOE may determine that not all costs are reimbursable under the indemnification.
     We do not maintain any nuclear liability insurance for our operations at the gaseous diffusion plants. Further, American Nuclear Insurers, the only provider of nuclear liability insurance, has declined to provide nuclear liability insurance to the American Centrifuge Plant due to past and present DOE operations on the site. In addition, the Price Anderson Act indemnification does not cover loss or damage to property located at the Paducah or Portsmouth GDPs.
     NAC’s business involves providing products and services for the storage and transportation of toxic, hazardous and radioactive materials, which, if released or mishandled, could cause personal injury and property damage (including environmental contamination) or loss and could adversely affect property values. NAC obtains nuclear liability insurance to protect against third party liability resulting from a nuclear incident, but this insurance contains exclusions and limits and there is no assurance that this insurance would cover all potential liabilities.
     In our contracts, we seek to protect ourselves from liability, but there is no assurance that such contractual limitations on liability will be effective in all cases or that, in the case of NAC’s contracts, NAC’s insurance will cover all the liabilities NAC has assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.
The dollar amount of our sales backlog, as stated at any given time, is not necessarily indicative of our future sales revenues.
     Backlog is the aggregate dollar amount of SWU and uranium that we expect to sell under contracts with utilities. As of June 30, 2007, our sales backlog was an estimated $6.9 billion through 2015 ($6.5 billion through 2012, including $1.0 billion expected to be delivered during the period from July 1 to December 31, 2007). There can be no assurance that the revenues projected in our backlog will be realized, or, if realized, will result in profits. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. For example, some of our contracts include pricing elements based on market prices prevailing at the time of delivery. We use an external composite forecast of future market prices in estimating the price that we will be entitled to charge under such contracts in the future. These forecasts may not be accurate, and therefore our estimate of future prices could be overstated. Pricing under some new contracts is subject, in part, to escalation based on a broad power price index. For purposes of the backlog, we assume increases to the power price index in line with overall inflation rates. However, because the index is not geared to general inflation rates, our estimates of future prices under these contracts could be inaccurate. Any inaccuracy in our estimates of future prices would add to the imprecision of our backlog estimate.

     For a variety of reasons, the amounts of SWU and uranium that we will sell in the future under our existing contracts, or the timing of customer purchases under those contracts, may differ from our estimates. Customers may not purchase as much as we predicted, or at the times we anticipated, as result of operational difficulties, changes in fuel requirements or other reasons. Reduced purchases would reduce the revenues we actually receive from contracts included in the backlog. For example, our revenue could be reduced by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions. Increases in our costs of production or other factors could cause sales included in our backlog to be at prices that are below our cost of sales, which could adversely affect our results of operations, and customers may purchase more under lower priced contracts than we predicted.
We use estimates in accounting for the future disposition of depleted uranium and changes in these estimates or in actual costs could affect our future financial results and liquidity.
     We currently store depleted uranium at the Paducah GDP and accrue estimated costs for its future disposition. The long-term liability for depleted uranium is dependent upon the volume of depleted uranium generated and estimated processing, transportation and disposal costs, which involves many assumptions. Our estimated cost and accrued liability are subject to change as new information becomes available, and an increase in the estimate would have an adverse effect on our results of operations.
     We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option is available. DOE is constructing facilities at the Paducah and Portsmouth GDPs to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process our depleted uranium if we provided it to DOE. If we were to dispose of our uranium in this way, we would be required to reimburse DOE for the related costs of disposal, including our pro rata share of capital costs.
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
     Financial assurances are also provided for the ultimate decontamination and decommissioning of the American Centrifuge facilities to meet NRC and DOE requirements. The amount of these decontamination and decommissioning costs could vary from the amounts accrued.
Deferral of revenue recognition could result in volatility in our quarterly and annual results.
     We do not recognize revenue for sales of uranium or LEU until the uranium or LEU is physically delivered. Consequently, in sales transactions where we have received payment and title has transferred to the customer but delivery has not occurred because the terms of the agreement require us to hold the uranium to which the customer has title or because a customer encounters delays in taking delivery of LEU at our facilities, recognition of revenue is deferred until the uranium or LEU is physically delivered. This deferral can potentially be over an indefinite period and is outside our control and can result in volatility in our quarterly and annual results. If, in a given period, a significant amount of revenue is deferred or a significant amount of previously deferred revenue is recognized, earnings in that period will be affected, which could result in volatility in our quarterly and annual results. Additional information on our deferred revenue is provided in note 6 to our consolidated financial statements.

Our operating results may fluctuate significantly from quarter to quarter, and even year to year, which could have an adverse effect on our cash flows.
     Under customer contracts with us for the supply of LEU to meet requirements for specific time periods or specific reactor refuelings, our customers order LEU from us based on their refueling schedules for nuclear reactors, which generally range from 12 to 18 months, or in some cases up to 24 months. Customer payments for the SWU component of such LEU typically average $12 million per order. As a result, a relatively small change in the timing of customer orders due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations, which could have an adverse effect on our cash flows.
The levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts we have to contribute to fund future pension and postretirement benefit liabilities could adversely affect our earnings in future periods.
     Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension and postretirement benefit plans. Generally Accepted Accounting Principles in the United States (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension and postretirement benefit expenses for the following year are the discount rate, the expected rate of return on plan assets, healthcare cost trend rates and the rate of increase in future compensation levels. For additional information and a discussion regarding how our financial statements can be affected by pension and postretirement benefit plan accounting policies, see Critical Accounting Estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K.
Anti-takeover provisions in Delaware law and in our certificate of incorporation, bylaws and shareholder rights plan could delay or prevent an acquisition of our company.
     We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our existing shareholders. Other provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us without the consent of our board of directors. We also have adopted a shareholder rights plan, which could increase the cost of, or prevent, a takeover attempt. These various restrictions could deprive shareholders of the opportunity to realize takeover premiums for their shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Third Quarter 2007 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
July 1 - July 31	3,645	$19.52	—	—
August 1 - August 31	340	$15.59	—	—
September 1 - September 30	1,561	$10.34	—	—

Total	5,546	$16.70	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 5,546 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the 1999 Equity Incentive Plan, as amended.

Item 5. Other Information
     In exercising its discretion under our certificate of incorporation in determining what rights, if any, to exercise if foreign ownership levels set forth in our certificate of incorporation are exceeded, on September 13, 2007 our board of directors adopted a policy applicable to foreign persons owning (beneficially or of record) shares of our common stock, which states that:
1.	Unless the board of directors determines that the further exercise of rights under our certificate of incorporation is necessary to maintain our regulatory compliance (whether as a result of a request or order of a regulatory authority or otherwise), the board of directors will seek to maintain our regulatory compliance by first limiting the voting rights of any such foreign person.

2.	To the extent that the board of directors determines that the exercise of our right of redemption or exchange is necessary to maintain our regulatory compliance (whether as a result of a request or order of a regulatory authority or otherwise), such redemption or exchange shall be taken only to the extent necessary, in the judgment of the board of directors, to maintain such regulatory compliance or comply with such request or order, shall be settled only in cash and in no event will we avail ourselves of the trust redemption right (unless otherwise required by law or to maintain our regulatory compliance).

3.	In no event will we exercise our right of redemption or exchange if the board of directors determines that such redemption or exchange is required to be made at the lesser of fair market value and the foreign person’s purchase price for the shares redeemed or exchanged.

Paragraphs 1 and 2 of the policy may only be amended or repealed upon 60 days’ prior public notice (unless a shorter period is required by law or to maintain regulatory compliance) if board of directors determines that doing so is in the best interest of us and our stockholders. Paragraph 3 of the policy may only be amended or repealed to the extent necessary to ensure our regulatory compliance if, after we have exhausted all other rights under the certificate of incorporation or reasonably determined in consultation with the proper regulatory authorities that the exercise of such other rights would be insufficient to ensure regulatory compliance, the board of directors determines that doing so is necessary to maintain our regulatory compliance (whether as a result of a request or order of a regulatory authority or otherwise), but only to be settled in cash and upon 60 days’ prior public notice unless another form of settlement or a shorter period is required by law or to maintain our regulatory compliance.
     For additional information regarding the foreign ownership restrictions set forth in our certificate of incorporation, please refer to “Item 1A. Risk Factors — Our certificate of incorporation gives us certain rights with respect to common stock held (beneficially or of record) by foreign persons. If levels of foreign ownership set forth in our certificate of incorporation are exceeded, we have the right, among other things, to redeem or exchange common stock held by foreign persons, and in certain cases, the applicable redemption price or exchange value may be equal to the lower of fair market value or a foreign person’s purchase price.”

Item 6. Exhibits
3.1	Certificate of Increase to the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 25, 2007 (Commission file number 1-14287).

4.1	Indenture dated September 28, 2007, between USEC Inc. and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 28, 2007 (Commission file number 1-14287).

10.1	Third Amendment dated September 21, 2007 to the Amended and Restated Revolving Credit Agreement, dated as of August 18, 2005, among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 25, 2007 (Commission file number 1-14287).

10.2	Contract dated as of August 16, 2007 between USEC Inc., ATK Space Systems Inc., a subsidiary of Alliant Techsystems, and Hexcel Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3	Contract dated August 30, 2007 between USEC Inc. and Major Tool and Machine, Inc. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.4	Amendment D to the Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated August 10, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.
November 2, 2007	By	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Increase to the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 25, 2007 (Commission file number 1-14287).

4.1	Indenture dated September 28, 2007, between USEC Inc. and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 28, 2007 (Commission file number 1-14287).

10.1	Third Amendment dated September 21, 2007 to the Amended and Restated Revolving Credit Agreement, dated as of August 18, 2005, among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 25, 2007 (Commission file number 1-14287).

10.2	Contract dated as of August 16, 2007 between USEC Inc., ATK Space Systems Inc., a subsidiary of Alliant Techsystems, and Hexcel Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3	Contract dated August 30, 2007 between USEC Inc. and Major Tool and Machine, Inc. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.4	Amendment D to the Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated August 10, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.