Form 10-K
period 2007-12-31
USEC INC
filed 2008-02-26
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant calculated by reference to the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange as of June 30, 2007, was $1,922 million. As of January 31, 2008, there were 110,489,000 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders to be held on April 24, 2008, are incorporated by reference into Part III.

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” — that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: the success of the demonstration and deployment of our American Centrifuge technology including our ability to meet our performance targets and schedule for the American Centrifuge Plant; the cost of the American Centrifuge Plant and our ability to secure required external financial support; the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under most existing long-term contracts to pass on to customers increases in SWU prices under the Russian Contract resulting from significant increases in market prices; changes in existing restrictions on imports of Russian enriched uranium, including the imposition of duties on imports of enriched uranium under the Russian Contract; the elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits and government/regulatory and environmental remediation efforts); the competitive environment for our products and services; changes in the nuclear energy industry; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission.

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
Items 1 and 2. Business and Properties
Overview
     USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are demonstrating and deploying what we anticipate will be the world’s most efficient uranium enrichment technology, known as the American Centrifuge,

•	are the exclusive executive agent for the U.S. government for a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	perform contract work for the U.S. Department of Energy (“DOE”) and its contractors at the Paducah and Portsmouth gaseous diffusion plants (“GDPs”), and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services, including nuclear materials tracking.
     USEC Inc. is organized under Delaware law. USEC was a U.S. government corporation until July 28, 1998, when the company completed an initial public offering of common stock. In connection with the privatization, the U.S. government transferred all of its interest in the business to USEC, with the exception of certain liabilities from prior operations of the U.S. government. References to “USEC” or “we” include USEC Inc. and its wholly owned subsidiaries as well as the predecessor to USEC unless the context otherwise indicates. A glossary of certain terms used in our industry and herein is included in Part IV of this annual report.
Uranium and Enrichment
     In its natural state, uranium is principally comprised of two isotopes: uranium-235 (“U235”) and uranium-238 (“U238”). U238 is the more abundant isotope, but it is not readily fissionable in light water nuclear reactors. U235 is fissile, but its concentration in natural uranium is only about 0.711% by weight. Most commercial nuclear reactors require LEU fuel with a U235 concentration greater than natural uranium and up to 5% by weight. Uranium enrichment is the process by which the concentration of U235 is increased to that level.

     The following outlines the steps for converting natural uranium into LEU fuel, commonly known as the nuclear fuel cycle:
•	Mining and Milling — Natural, or unenriched, uranium is removed from the earth in the form of ore and then crushed and concentrated.

•	Conversion — Uranium concentrates are combined with fluorine gas to produce uranium hexafluoride, a solid at room temperature and a gas when heated. Uranium hexafluoride is shipped to an enrichment plant.

•	Enrichment — Uranium hexafluoride is enriched in a process that increases the concentration of the U235 isotope in the uranium hexafluoride from its natural state of 0.711% up to 5%, which is usable as a fuel for light water commercial nuclear power reactors. Depleted uranium is a by-product of the uranium enrichment process. USEC currently has the only commercial uranium enrichment plant operating in the United States. The standard measure of uranium enrichment is a separative work unit (“SWU”). A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope. SWUs are measured using a standard formula derived from the physics of uranium enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component.

•	Fuel Fabrication — LEU is converted to uranium oxide and formed into small ceramic pellets by fabricators. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.

•	Nuclear Power Plant — The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate about 16% of the world’s electricity.

•	Consumers — Businesses and homeowners rely on the steady, baseload electricity supplied by nuclear power and value its clean air qualities.

     We produce or acquire LEU from two principal sources. We produce LEU at the Paducah GDP in Paducah, Kentucky, and we acquire LEU by purchasing the SWU component of LEU from Russia under the Megatons to Megawatts program.
Products and Services
     Low Enriched Uranium
     The majority of our customers are domestic and international utilities that operate nuclear power plants. Our revenue is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     Our agreements with electric utilities are primarily long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU or uranium from us or long-term requirements contracts under which they are obligated to purchase a percentage of their SWU or uranium requirements from us. Under requirements contracts, customers only make purchases if the reactor has requirements. The timing of requirements is associated with reactor refueling outages.
     U.S. Government Contract Work
     We perform contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs including:
•	actions to prepare the Portsmouth GDP, which had been maintained in a state of readiness or “cold standby,” for a decontamination and decommissioning program, or “cold shutdown”,

•	processing DOE-owned out-of-specification uranium, and

•	providing infrastructure support services.
     Through our subsidiary NAC, we are a leading provider of nuclear energy services and technologies, specializing in:
•	design, fabrication and implementation of spent nuclear fuel technologies,

•	nuclear materials transportation, and

•	nuclear fuel cycle consulting services.
Revenue by Geographic Area, Major Customers and Segment Information
     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Years Ended December 31,
	2007	2006	2005
United States	$1,310.6	$1,109.5	$1,074.1
Foreign:
Japan	274.7	389.8	224.2
Other	342.7	349.3	261.0

	617.4	739.1	485.2

	$1,928.0	$1,848.6	$1,559.3

     Other than the U.S. government, our 10 largest customers represented 51% of revenue and our three largest customers represented 20% of revenue in 2007. Revenue from U.S. government contracts represented 9% of revenue in 2007, 10% of revenue in 2006 and 13% of revenue in 2005. No other customer represented more than 10% of revenue.
     Reference is made to segment information reported in note 17 to the consolidated financial statements.
SWU and Uranium Backlog
     Backlog is the aggregate dollar amount of SWU and uranium that we expect to sell in future periods under contracts with customers. At December 31, 2007, we had contracts with customers aggregating an estimated $6.5 billion through 2015 ($6.0 billion through 2012, including $1.4 billion expected to be delivered in 2008), compared with $7.0 billion at December 31, 2006. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. Some contracts include pricing elements based on market prices prevailing at the time of delivery. We use an external composite forecast of future market prices in our estimate. Pricing under some new contracts is subject to escalation based on a broad power price index. For purposes of the backlog, we assume increases to the power price index in line with overall inflation rates.
Gaseous Diffusion Plants
     Two existing technologies are currently used commercially to enrich uranium for nuclear power plants: gaseous diffusion and gas centrifuge. We currently use the older gaseous diffusion technology and are deploying gas centrifuge technology to replace our gaseous diffusion operations.
     Gaseous Diffusion Process
     The gaseous diffusion process separates the lighter U235 isotope from the heavier U238. The fundamental building block of the gaseous diffusion process is known as a stage, consisting of a compressor, a converter, a control valve and associated piping. Compressors driven by large electric motors are used to circulate the process gas and maintain flow. Converters contain porous tubes known as a barrier through which process gas is diffused. Stages are grouped together in series to form an operating unit called a cell. A cell is the smallest group of stages that can be removed from service for maintenance. Gaseous diffusion plants are designed so that cells can be taken off line with little or no interruption in the process.
     The process begins with the heating of solid uranium hexafluoride to form a gas that is forced through the barrier. Because U 235 is lighter than U 238, it moves through the barrier more easily. As the gas moves, the two isotopes are separated, increasing the U 235 concentration and decreasing the concentration of U 238 in the finished product. The gaseous diffusion process requires significant amounts of electric power to push uranium through the barrier.
     Paducah GDP
     We operate the Paducah GDP located in Paducah, Kentucky. The Paducah GDP consists of four process buildings and is one of the largest industrial facilities in the world. The process buildings have a total floor area of 150 acres, and the site covers 750 acres. We estimate that the maximum capacity of the existing equipment is about 8 million SWU per year. In 2008, we expect to produce approximately 6 million SWU at the Paducah GDP. The Paducah GDP has been certified by the NRC to produce LEU up to an assay of 5.5% U 235.

     Portsmouth GDP
     We ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Under contract with DOE, we maintained the Portsmouth GDP in a state of readiness or “cold standby”, and beginning in 2006, the program was redefined to consist of actions necessary to prepare for a DOE decontamination and decommissioning program, which we refer to as “cold shutdown”. DOE and USEC have periodically extended the Portsmouth GDP maintenance program, most recently through September 30, 2008.
     Lease of Gaseous Diffusion Plants
     We lease the Paducah and Portsmouth GDPs from DOE. The lease covers most, but not all, of the buildings and facilities relating to gaseous diffusion activities. Major provisions of the lease follow:
•	except as provided in the 2002 DOE-USEC Agreement, we have the right to renew the lease at either plant indefinitely in six year increments and can adjust the property under lease to meet our changing requirements. The current lease term expires in 2010 and we expect to make a decision regarding a lease extension in the first half of 2008;

•	we may leave the property in an “as is” condition at termination of the lease, but must remove wastes we generate and must place the plants in a safe shutdown condition;

•	the U.S. government is responsible for environmental liabilities associated with plant operations prior to July 28, 1998 except for liabilities relating to the disposal of some identified wastes generated by USEC and stored at the plants;

•	DOE is responsible for the costs of decontamination and decommissioning of the plants;

•	title to capital improvements not removed by us will transfer to DOE at the end of the lease term, and if we elect to remove any capital improvements, we are required to pay any increases in DOE’s decontamination and decommissioning costs that are a result of our removing the capital improvements;

•	DOE must indemnify us for costs and expenses related to claims asserted against us or incurred by us arising out of the U.S. government’s operation, occupation, or use of the plants prior to July 28, 1998; and

•	DOE must indemnify us against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) from a nuclear incident or precautionary evacuation in connection with activities under the lease. Under the Price- Anderson Act, DOE’s financial obligations under the indemnity are capped at $10 billion for each nuclear incident or precautionary evacuation occurring inside the United States.
     In December 2006, we signed a lease agreement with DOE for our long-term use of facilities at the Portsmouth GDP in Piketon for the American Centrifuge Plant. The lease for these facilities and other support facilities is a stand-alone amendment to our current lease with DOE for the gaseous diffusion plant facilities. Further details are provided in “The American Centrifuge Plant”.

Raw Materials
     Electric Power
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2007, the power load at the Paducah GDP averaged 1,510 megawatts and we expect the average power load at the Paducah GDP to increase to approximately 1,675 megawatts in 2008. We purchase electric power for the Paducah GDP under a power purchase agreement signed with Tennessee Valley Authority (“TVA”) in 2000. Beginning in June 2006, pricing under the TVA power contract increased by about 50%, and was also subject to a fuel cost adjustment to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. The increase in electric power costs from the pre-2006 pricing significantly increased our overall LEU production costs and reduced our cash flows, and negatively affects our gross profit margin as higher production costs are reflected in cost of sales under our monthly moving average cost of inventory.
     Effective June 1, 2007, we amended the TVA power contract to provide for the quantity and pricing of power purchases for the five-year period June 1, 2007 through May 31, 2012, extending the overall term of the power contract by two additional years to May 31, 2012. Pricing under the TVA power contract consists of a summer and a non-summer base energy price through May 31, 2008. Beginning June 1, 2008, the price consists of a year-round base energy price that increases moderately based on a fixed, annual schedule. All years are subject to a fuel cost adjustment provision. During 2007, the fuel cost adjustment resulted in an average 8% increase over base prices. The impact of future fuel cost adjustments is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price.
     The quantity of power purchases under the TVA contract generally ranges from 300 megawatts in the summer months (June — August) to up to 2,000 megawatts in the non-summer months. This is an increase from previous quantities in the non-summer months. During the last two years of the contract, the quantity of non-summer power purchases will be reduced to a maximum of 1,650 megawatts at all hours. This is designed to provide a transition down for the TVA power system because of the significant amount of power being purchased by us. Consistent with past practice, we also purchased from TVA and another supplier, at market-based prices, an additional 600 megawatts of power during the summer months of 2007.
     We are required to provide financial assurance to support our payment obligations to TVA. These include a letter of credit and weekly prepayments based on the price and usage of power. These financial assurances were increased in 2007 because of the increased quantities in the non-summer months effective June 1, 2007.
     Uranium
     Natural uranium is the feedstock in the production of LEU at the Paducah GDP. The plant uses the equivalent of approximately 6 million kilograms of uranium each year in the production of LEU. Uranium is a naturally occurring element and is mined from deposits located in Canada, Australia and other countries. According to the World Nuclear Association, there are adequate uranium resources to fuel nuclear power at current usage rates for at least 70 years.
     Mined uranium ore is crushed and concentrated and sent to a uranium conversion facility where it is converted to uranium hexafluoride, a form suitable for uranium enrichment. Two commercial uranium converters in North America, Cameco Corporation and ConverDyn, deliver and hold title to uranium at the Paducah GDP.

     Utility customers provide uranium to us as part of their enrichment contracts or purchase the uranium required to produce LEU from us. Customers who provide uranium to us generally do so by acquiring title to uranium from Cameco, ConverDyn and other suppliers at the Paducah GDP. At December 31, 2007, we held uranium to which title was held by customers and suppliers with a value of $5.8 billion based on published price indicators. The uranium is fungible and commingled with our uranium inventory. Title to uranium provided by customers remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer and we take title to the uranium. The uranium that we sell to utility customers comes from our uranium inventories, which includes uranium from underfeeding the enrichment process, purchases of uranium from third-party suppliers and uranium that we obtained from DOE prior to privatization.
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
     Coolant
     The Paducah GDP uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995 and Freon is no longer commercially available. We expect our current supply of Freon to be sufficient to support at least 10 years of continued operations at current use rates.
     GDP Equipment
     GDP equipment components (such as compressors, coolers, motors and valves) requiring maintenance are removed from service and repaired or rebuilt on site. Common industrial components, such as the breakers, condensers and transformers in the electrical system, are procured as needed. Some components and systems are no longer produced, and spare parts may not be readily available. In these situations, replacement components or systems are identified, tested, and procured from existing commercial sources, or the plants’ technical and fabrication capabilities are utilized to design and build replacements.
     Equipment utilization at the Paducah GDP averaged 98% in 2007 compared to 96% in 2006. Equipment utilization is based on a pre-defined measure of cells in operation. The utilization of equipment is highly dependent on power availability and costs. We reduce equipment utilization and the related power load in the summer months when the cost of electric power is high. Equipment utilization is also affected by repairs and maintenance activities.
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

     We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase about 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. As of December 31, 2007, we had purchased 59 million SWU contained in LEU derived from 322 metric tons of highly enriched uranium, the equivalent of about 12,900 nuclear warheads. Purchases under the Russian Contract constitute approximately 50% of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective view of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted, and we believe likely will continue to result, in increases to the index used to determine prices under the Russian Contract.
     Under the Russian Contract, we are obligated to provide to TENEX an amount of uranium equivalent to the uranium component of LEU delivered to us by TENEX, totaling about 9 million kilograms per year. We credit the uranium to an account at the Paducah GDP maintained on behalf of TENEX. TENEX holds the uranium or sells or otherwise exchanges this uranium in transactions with other suppliers or utility customers. From time to time, TENEX may take physical delivery of uranium supplied by a uranium converter that would otherwise deliver such uranium to us. Under these arrangements, the converter provides uranium to TENEX for shipment back to Russia, and the converter receives an equivalent amount of uranium in its account at the Paducah GDP.
     The Russian Contract provides that, after the end of 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least approximately $7.6 billion for the SWU component over the 20-year term of the Russian Contract through 2013. We do not expect that any adjustments will be required. TENEX has requested that we discuss revisions of the pricing formula for the SWU component of LEU delivered under the Russian Contract in 2009 and beyond. Officials of the Russian government have announced that Russia will not extend the Russian Contract, or the government-to-government agreement it implements, beyond 2013. Accordingly, we do not anticipate that we will purchase significant quantities of Russian SWU after 2013.
     Under the terms of a 1997 memorandum of agreement between USEC and the U.S. government, we can be terminated, or resign, as the U.S. Executive Agent, or one or more additional executive agents may be named. Any new executive agent could represent a significant new competitor.
2002 DOE-USEC Agreement and Related Agreements with DOE
     On June 17, 2002, USEC and DOE signed an agreement (“2002 DOE-USEC Agreement”) in which both we and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. We and DOE have entered into subsequent agreements relating to these commitments. The following is a summary of material provisions and an update of activities under the 2002 DOE-USEC Agreement and related agreements:
     Russian Contract (“Megatons to Megawatts”)
     The 2002 DOE-USEC Agreement provides that DOE will recommend against removal, in whole or in part, of us as the U.S. Executive Agent under the Russian Contract as long as we order the specified amount of LEU from the Russian Executive Agent and comply with our obligations under the 2002 DOE-USEC Agreement and the Russian Contract.
     Remediating or Replacing Out-of-Specification Uranium
     Under the 2002 DOE-USEC Agreement, DOE was obligated to remediate or replace 9,550 metric tons of natural uranium transferred to us from DOE prior to privatization that contained elevated levels of technetium. The contaminant put the uranium out-of-specification for commercial use. We have been operating facilities at the Portsmouth GDP under contract with DOE to process and remove technetium from the out-of-specification uranium, and in October 2006, the remediation project for USEC-owned uranium was completed. We have also been processing and removing technetium from out-of-specification uranium owned by DOE under an agreement with DOE entered into in December 2004. These efforts are expected to continue through September 2008.

     Domestic Enrichment Facilities
     Under the 2002 DOE-USEC Agreement, we agreed to operate the Paducah GDP at a production rate at or above 3.5 million SWU per year. Historically, we have operated at production rates significantly above this level, and in 2008, we expect to produce approximately 6 million SWU at the Paducah GDP. Production at Paducah may not be reduced below a minimum of 3.5 million SWU per year until six months before we have completed a centrifuge enrichment facility capable of producing LEU containing 3.5 million SWU per year. If the Paducah GDP is operated at less than the specified 3.5 million SWU in any given fiscal year, we may cure the defect by increasing LEU production to the 3.5 million SWU level in the ensuing fiscal year. We may only use the right to cure once in each six-year lease period.
     If we do not maintain the requisite level of operations at the Paducah GDP and have not cured the deficiency, we are required to waive our exclusive rights to lease the Paducah and Portsmouth GDPs. If we cease operations at the Paducah GDP or lose our certification from the NRC, DOE may take actions it deems necessary to transition operation of the plant from us to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts. In either event, DOE may be released from its obligations under the 2002 DOE-USEC Agreement. We will be deemed to have “ceased operations” at the Paducah GDP if we (1) produce less than 1 million SWU per year or (2) fail to meet specific maintenance and operational criteria established in the 2002 DOE-USEC Agreement.
     Advanced Enrichment Technology
     The 2002 DOE-USEC Agreement provides that we will begin operation of an enrichment facility using advanced enrichment technology in accordance with certain milestones. A discussion of our American Centrifuge uranium enrichment technology and those milestones is included under the caption “— The American Centrifuge Plant — Project Milestones under the 2002 DOE-USEC Agreement”.
     Other
     The 2002 DOE-USEC Agreement contains force majeure provisions that excuse our failure to perform under the agreement if such failure arises from causes beyond our control and without our fault or negligence.

The American Centrifuge Plant
     We have begun construction of the American Centrifuge Plant (“ACP”) in Piketon, Ohio, using our next generation American Centrifuge uranium enrichment technology. We are deploying the ACP to replace our gaseous diffusion uranium enrichment operations and to be well positioned to meet utility demand for LEU. Deploying the American Centrifuge technology will drastically reduce our power costs and modernize our production capacity, enabling us to stay competitive in the long term. We believe that the centrifuge machine that we will deploy in the ACP will have an output much greater than the next best competitor’s machine and will be the most efficient uranium enrichment machine in the world.
     Our American Centrifuge technology has its foundations in centrifuge technology developed by DOE over a 20-year period through 1985. We license this technology from DOE. We have significantly updated and improved the original DOE centrifuge technology through the use of high- performance materials, advanced computer-aided design, analytic modeling tools, improved equipment design and rotor balancing, highly accurate digital controls and computer-aided manufacturing processes to achieve specified performance parameters while meeting exacting tolerances.
     We initiated testing of centrifuge components in 2003 at our test facility in Oak Ridge, Tennessee and began testing full-size centrifuge machines in January 2005. These tests validated our initial performance target of 320 SWU per machine per year. The output performance of our technology has been further optimized to achieve 350 SWU per machine per year, and we believe our machines have the potential for even greater performance.
     In April 2007 we received a 30-year NRC construction and operating license for the ACP, and in May 2007 we officially commenced commercial plant construction, meeting a project milestone under the 2002 DOE-USEC Agreement. We are working toward beginning commercial operations at the ACP in late 2009 and having approximately 11,500 machines deployed in 2012. We expect these machines to produce LEU containing about 3.8 million SWU per year based on our current estimates of machine output and plant availability. In order to achieve 3.8 million annual SWU production capacity of the ACP, we expect to assemble several hundred centrifuge machines per month from 2010 through 2012.
     Concurrent with our initial deployment of capacity for 3.8 million SWU per year, we are analyzing the nuclear fuel market to determine the economics of adding additional ACP capacity. We are also evaluating our potential to continue to build and install centrifuges after the initial deployment. Although we will need an amendment to our NRC license for any expansion of the ACP, the environmental impact statement issued with our license contemplated the potential impact of an expansion of the plant to approximately double its anticipated capacity.
     Lead Cascade Test Program
     After extensive testing of individual machines and components, in August 2007 we began the Lead Cascade test program operations. The Lead Cascade test program involves the integrated testing of multiple centrifuge machines in a cascade configuration at our American Centrifuge Demonstration Facility in Piketon, Ohio. Testing is done within an existing building that will ultimately house the commercial plant. As required by the license issued by the NRC for the American Centrifuge Demonstration Facility, machines in the Lead Cascade test program are operated in a closed-loop cascade configuration where the uranium gas is enriched, depleted and re-combined in a repetitive cycle.

     In a centrifuge enrichment facility, a cascade is a group of centrifuge machines connected in a series and parallel arrangement to achieve an intended isotope separation capability. The number and arrangement of centrifuge machines in a cascade can vary. The cascades tested during our Lead Cascade test program initially consisted of fewer than 20 prototype machines, including spare machines. A commercial uranium enrichment facility that uses gas centrifuge technology is made up of hundreds of cascades.
     The Lead Cascade test program is an important step in the deployment of the ACP. We designed the Lead Cascade test program with a number of objectives in mind, and we have achieved these objectives. We have demonstrated the ability of the cascade to generate product assays in a range useable by commercial nuclear power plants, obtained data on machine-to-machine interactions and verified cascade performance models under a variety of operating conditions. We have also obtained data on the performance of centrifuge components that is being factored into the design of the commercial production centrifuge machine, which we refer to as the AC100 series. We also addressed issues that emerged during Lead Cascade operations. We expect that testing of Lead Cascade operations will continue at various operating conditions and configurations to aid in confirming design parameters for the AC100 series machine, to provide further reliability data and to provide additional training to operators and technicians. We expect the existing Lead Cascade of prototype machines to help us identify improvements in design, assembly and operations that will be factored into the AC100 machine, helping us and our suppliers to ensure reliability and achieve lower costs through high-volume manufacturing for full-scale commercial deployment.
     AC100 Centrifuge Testing, Demonstration and Deployment
     Concurrent with our testing activities in the Lead Cascade test program, we are working to finalize the development and design of the first series of plant production centrifuges that will be manufactured by our strategic suppliers. The initial design release for the AC100 machine is scheduled for the end of March 2008. Using the specifications from this design release, we and our strategic suppliers will begin to make various components and test these first AC100 designs under a variety of operating conditions at our Oak Ridge facilities over a six-month period.
      Our strategic suppliers will proceed with their manufacturing facilitization efforts with the goal of assembling and installing a cascade of 30 to 40 AC100 machines, based on the initial design release, in late 2008. We will then begin integrated testing of these machines in early 2009. We expect the initial AC100 design release to achieve a performance level of approximately 350 SWU per machine per year. This initial design release will not meet our desired targets for machine cost and performance, and therefore, we will continue our efforts to identify improvements in design, assembly and operations that can help to ensure reliability and lower the cost of the AC100 machine. The final design for the first series of AC100 machines that will be produced in large quantities for ACP will reflect any improvements resulting from individual machine testing and subsequent integrated testing.
      We also expect to continue our research and development efforts as the first phase of the plant is built. We will incorporate improvements at specific planned points as we build out the initial capacity of the ACP to its 3.8 million annual SWU production capacity. New analytic capability and computer-aided manufacturing methods provide an opportunity to develop more productive and less costly machines as we seek to enhance our capability in centrifuge technology and develop a new series of machines. This will result in continued development spending that will be expensed.

     Strategic Suppliers
     We are working with the following five strategic suppliers to deploy the American Centrifuge project:

Strategic Supplier	Responsibility

Honeywell International	Final machine assembly

Alliant Techsystems Inc.	Fabricating carbon fiber rotor tubes

The Babcock & Wilcox Company	Classified machining and unclassified part procurement, rotor balancing and assembly

Fluor Corporation	Managing commercial plant engineering, procurement and construction activities

Major Tool and Machine	Fabricate machine casing and appurtenances
     We have put in place an experienced project management team, some of whom were involved with the DOE centrifuge program in the 1980s, and are implementing established project management processes. We are directly coordinating and integrating our suppliers and subcontractors in certain cases, because of the unique nature of the project and our extensive technical and operating experience with gaseous diffusion and centrifuge enrichment technology.
     To date, we have custom-built nearly all of the components ourselves for the American Centrifuge machines assembled for our Lead Cascade test program. We continue the process of transferring the technology for assembling our American Centrifuge machines to our strategic suppliers as we and our suppliers prepare manufacturing capacity for the classified components and carbon fiber rotor fabrication, and transfer responsibility for rotor balancing. Our goal is to develop the manufacturing infrastructure and capacity with our suppliers to be prepared for high-volume manufacturing in 2010. As our team of strategic suppliers gains manufacturing experience, they will integrate changes, implement improvements to the machine design and work to lower the capital cost per machine. Given these expected manufacturing improvements and the one-time demonstration expenses we have incurred to date, we believe potential capacity expansions beyond our initial 3.8 million SWU per year American Centrifuge Plant will benefit from improved economies of scale.
     Essentially all of the buildings required for the commercial plant were constructed in Piketon during the 1980s by DOE. These existing structures include a centrifuge assembly building, a uranium feed and withdrawal facility and two enrichment production buildings. Fluor Corporation is managing the engineering, procurement and construction activities related to these structures, process systems to integrate and support the centrifuge machines and cascades, and the balance of plant infrastructure. The feed and withdrawal facility is where the natural uranium is fed into the commercial centrifuges and enriched product is removed. The process systems include service modules that provide utilities to the centrifuge machines and interconnecting piping that enables uranium gas to flow throughout the enrichment production facility, as well as a distributed control system that monitors and controls the enrichment processing equipment. The balance of plant infrastructure includes electric, telecommunications, cooling and water distribution. Fluor began refurbishment and ancillary construction work in May 2007. Design, procurement, refurbishment and construction activities for these facilities will continue through 2011.
     Since 2004, we have been working with our strategic suppliers primarily under cost-reimbursement agreements. We are in the process of negotiating modifications of these arrangements so that we and our suppliers will share certain cost, schedule and performance risks. We have been pursuing a phased approach to contracting, with work divided into three stages: demonstration, initial AC100 machine production, and the balance of commercial plant machine production. As we proceed with the project, we intend for contracts with suppliers to transition from a cost-reimbursable model to a fixed price or incentive based model, as appropriate.

     Project Cost and Schedule Update
     We established a target cost estimate in early 2007 for completing the ACP of $2.3 billion, which included spending to date but did not include financing costs or a reserve for general contingencies. At that time, we also established our current schedule for deployment of ACP. During 2007 we saw variances in spending and commitments for components for the ACP from corresponding amounts in our target cost estimate of approximately 15%, which helped to form our view that a reserve for general contingencies of approximately 15% to 20% was reasonable at the time. We have insight into more than $1 billion of ACP costs through costs of $615 million incurred through December 31, 2007 and near-term commitments. Our spending and commitments to date have remained within the 15% to 20% contingency band we had previously viewed as reasonable.
     We are now in the midst of a thorough, bottom-up review of the cost to build the plant based on greater maturity of machine design and balance of plant design. We expect to complete and announce a budget for the project in the second quarter of 2008. Our current negotiations with suppliers regarding the significant scope of work that remains indicate that overall costs for the ACP will be higher than we previously estimated. As seen in other large construction projects currently underway, our costs are also under pressure. In addition, since we are completing machine design concurrent with developing manufacturing and balance of plant cost estimates, offsets to these upward cost pressures are difficult to quantify. Among the factors that are creating upward pressure on costs are higher than anticipated costs from our suppliers for project management, supervision, labor and overhead, and higher commodity and material prices. We also expect higher than anticipated demonstration costs as we continue to spend time working to reduce the manufacturing cost per machine through value engineering.
     Based on where we are in the bottom-up review of the target cost estimate, we expect that the project budget that we will establish in the second quarter will be about $3.5 billion, including expenditures to date, but not including costs for financing or financial assurance. We are continuing to evaluate bids received and negotiate with our suppliers. We are also continuing our design and value engineering efforts to lower the overall project cost. However, we may not be successful in our negotiations and value engineering efforts, and there may be further upward pressure on costs as we establish the project budget over the next several months. We expect to spend between $650 and $700 million in 2008, with most of the spending in 2008 being capitalized.
     As part of our bottom-up review we are also looking at the ACP deployment schedule. We are evaluating whether the project risk and cost can be improved by modifying items such as the timing of the final design release for the AC100 machine and value engineering efforts, when to begin making AC100 components for the commercial plant, and the ramp up to high-volume manufacturing. Therefore, a decision could be made to slow the pace of one or more steps in order to lower or manage the overall risk and cost of the project.

     Project Milestones under the 2002 DOE-USEC Agreement
     The 2002 DOE-USEC Agreement provides that we will develop, demonstrate and deploy the American Centrifuge technology in accordance with fifteen milestones, 12 of which we believe have already been achieved as follows:

Milestones under	Milestone	Achievement
2002 DOE-USEC Agreement	Date	Date
Begin refurbishment of K-1600 centrifuge testing facility in Oak Ridge, Tennessee	December 2002	December 2002

Build and begin testing a centrifuge end cap	January 2003	January 2003

Submit license application for Lead Cascade to NRC	April 2003	February 2003

NRC dockets Lead Cascade application	June 2003	March 2003

First rotor tube manufactured	November 2003	September 2003

Centrifuge testing begins	January 2005	January 2005

Submit license application for commercial plant to NRC	March 2005	August 2004

NRC dockets commercial plant application	May 2005	October 2004

Begin Lead Cascade centrifuge manufacturing	June 2005	April 2005

Begin commercial plant construction and refurbishment	June 2007	May 2007

Lead Cascade operational and generating product assay in a range usable by commercial nuclear power plants	October 2007	October 2007

Financing commitment secured for a one million SWU per year centrifuge plant	January 2008	January 2008
     Three milestones remain to be achieved, with the last milestone being optional. Our current deployment schedule is later than the schedule originally established for the remaining three milestones. We believe we will reach an agreement with DOE regarding rescheduling of the three remaining milestones at a later date, as was done with respect to the October 2007 and January 2008 milestones, however DOE may not agree to extend these milestones.

Milestones under
2002 DOE-USEC Agreement	Milestone Date

Begin American Centrifuge commercial plant operations at facility in Piketon, Ohio	January 2009

American Centrifuge Plant capacity at one million SWU per year	March 2010

American Centrifuge Plant projected to have an annual capacity of 3.5 million SWU	September 2011
     DOE is not obligated under the 2002 DOE-USEC Agreement to provide any formal confirmation that we have met any milestone, including the most recent January 2008 milestone. DOE also has remedies under the 2002 DOE-USEC Agreement if it determines that we did not meet one or more of the milestones. See “Risk Factors — We are required to meet certain milestones under the 2002 DOE-USEC Agreement and our failure to meet these milestones or disagreements with DOE as to whether we met a milestone could cause DOE to exercise one or more remedies under the 2002 DOE-USEC Agreement.”

     NRC Operating License
     In 2004, USEC received an NRC license to possess and use radioactive material at the American Centrifuge Demonstration Facility. This possession and use license expires in 2009 and we expect to apply for a license renewal to allow for continued Lead Cascade operations. In April 2007 the NRC issued a license to construct and operate the American Centrifuge Plant and we began construction of the American Centrifuge Plant in May 2007. Our construction and operating license is for a term of 30 years and includes authorization to enrich uranium to a U 235 assay of up to 10%. The plant is expected to have an initial annual production capacity of 3.8 million SWU. Although we will need an amendment to our NRC license for any expansion of the American Centrifuge Plant, the environmental report submitted with our license application and the environmental impact statement issued by the NRC contemplated the potential expansion of the plant to approximately double the currently expected capacity.
     DOE Lease
     In December 2006, USEC and DOE signed a lease agreement for our long-term use of facilities in Piketon for the American Centrifuge Plant. The process buildings that will house the cascades of centrifuges encompass more than 14 acres under roof. The lease for these facilities and other support facilities is a stand-alone amendment to our lease with DOE for the gaseous diffusion plant facilities in Piketon and in Paducah. The initial term runs through June 2009, but can be extended under specific conditions by five years. After the first five-year extension, we have the option to extend the lease term for additional five-year terms up to 2043. Thereafter, we also have the right to extend the lease for up to an additional 20 years, through 2063, if we agree to demolish the existing buildings leased to us after the lease term expires. We have the option, with DOE’s consent, to expand the leased property to meet our needs until the earlier of September 30, 2013 or the expiration or termination of the GDP lease. Rent is based on the cost of lease administration and regulatory oversight and is initially estimated to be approximately $1.9 million per year. We may terminate the lease upon three years’ notice. DOE may terminate for default, including default under the 2002 DOE-USEC Agreement.
     Financial Assurance for Decontamination and Decommissioning
     We own all capital improvements at the American Centrifuge Plant and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. This provision is unlike the lease of our gaseous diffusion plants where we may leave the property in an “as is” condition at termination of the lease. DOE generally only remains responsible for pre-existing conditions of the American Centrifuge leased facilities. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, we are obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear). We are required to provide financial assurance to the NRC incrementally based on facility construction and centrifuge installation achieved to date as well as anticipated in the coming year. We are also required to provide financial assurance to DOE in an amount equal to our current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of us by the NRC for decontamination and decommissioning (“D&D”). As of December 31, 2007, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $41.6 million that supports estimated construction progress through May 2008. The surety bonds are partially collateralized with interest-earning cash deposits.
     The financial assurance requirements will increase each year commensurate with the status of facility construction and operations and our projection of activity for the following year. As part of our license to operate the American Centrifuge Plant, we provide the NRC with a projection of the total D&D cost. The current estimate of the total D&D cost related to the NRC is $317.7 million in 2006 dollars, and the projected total incremental lease turnover cost related to DOE is estimated to be $27.6 million in 2006 dollars. Financial assurance will also be required for the disposition of depleted uranium generated from future centrifuge operations.

     Asset Retirement Obligations
     D&D requirements for the American Centrifuge Plant create asset retirement obligations. As construction of the American Centrifuge Plant takes place, the present value of the related asset retirement obligation is recognized as a liability. An equivalent amount is recognized as part of the capitalized asset cost. The liability is accreted, or increased, over time for the time value of money. The accretion is charged to cost of sales. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period.
     During each reporting period, we reassess and revise the estimate of asset retirement obligations based on construction progress, cost evaluation of future D&D expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities. Our asset retirement obligation liability balance as of December 31, 2007 was $4.4 million. Cost of sales in 2007 includes accretion of the asset retirement obligation of $0.2 million.
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
     Risks and Uncertainties
     The successful construction and operation of the American Centrifuge Plant is dependent upon a number of factors, including satisfactory performance of the American Centrifuge technology at various stages of demonstration, overall cost and schedule, financing and the achievement of milestones under the 2002 DOE-USEC Agreement. Risks and uncertainties related to the demonstration, construction and deployment of the American Centrifuge technology are described in further detail in “Risk Factors”.
Nuclear Regulatory Commission — Regulation
     Our operations are subject to regulation by the NRC. The Paducah and Portsmouth GDPs are regulated by and are required to be recertified by the NRC every five years. The term of the current NRC certification expires December 31, 2008, and the NRC will evaluate the plants in connection with the renewal. The NRC also regulates the American Centrifuge Plant currently under construction and, in August 2006, assumed oversight of the American Centrifuge Demonstration Facility.
     The NRC could refuse to renew either or both of the certificates for our gaseous diffusion plants if it determines that: (1) we are foreign owned, controlled or dominated; (2) the issuance of a renewed certificate would be inimical to the maintenance of a reliable and economic domestic source of enrichment; (3) the issuance of a renewed certificate would be adverse to U.S. defense or security objectives; or (4) the issuance of a renewed certificate is otherwise not consistent with applicable laws or regulations in effect at the time of renewal. The same requirements apply to NRC’s issuance of the 30 year license for the American Centrifuge Plant. If the certificate for the Paducah GDP were not renewed, we could no longer produce LEU at the Paducah GDP, which would threaten our ability to make deliveries to customers and meet the minimum production requirements under the 2002 DOE-USEC Agreement, jeopardize our cash flows, and subject us to various penalties under our customer contracts and the 2002 DOE-USEC Agreement.

     The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations, and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties for certain violations of its regulations. We have received notices of violation from NRC for violations of these regulations and certificate conditions. However, none of these has resulted in a fine during the past three years, and in each case, we took corrective action to bring the facilities into compliance with NRC regulations. We do not expect that any proposed notices of violation we have received will have a material adverse effect on our financial position or results of operations.
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
Environmental Compliance
     Our operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our operations generate low-level radioactive waste that is stored on-site or is shipped off-site for disposal at commercial facilities. In addition, our operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal. Because of limited treatment and disposal capacity, some mixed waste is being temporarily stored at DOE’s permitted storage facilities at the plants. We have entered into a consent decree with the State of Ohio that permits the continued storage of mixed waste at DOE’s permitted storage facilities and provides for a schedule for sending the waste to off-site treatment and disposal facilities. We previously had entered into a consent decree with the State of Kentucky, which was terminated in 2007 upon satisfaction of our obligations under the consent decree.
     Our operations generate depleted uranium that is stored at the plants. Depleted uranium is a result of the uranium enrichment process where the concentration of the U 235 isotope in depleted uranium is less than the concentration of .711% found in natural uranium. All liabilities arising out of the disposal of depleted uranium generated before July 28, 1998 are direct liabilities of DOE. The USEC Privatization Act requires DOE, upon our request, to accept for disposal the depleted uranium generated after the July 28, 1998 privatization date provided we reimburse DOE for its costs.
     The gaseous diffusion plants were operated by agencies of the U.S. government for approximately 40 years prior to July 28, 1998. As a result of such operation, there is contamination and other potential environmental liabilities associated with the plants. The Paducah GDP has been designated as a Superfund site under CERCLA, and both the Paducah and Portsmouth GDPs are undergoing investigations under the Resource Conservation and Recovery Act. Environmental liabilities associated with plant operations prior to July 28, 1998 are the responsibility of the U.S. government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants. The USEC Privatization Act and the lease for the plants provide that DOE remains responsible for decontamination and decommissioning of the gaseous diffusion plants.

     As described above under “The American Centrifuge Plant — Financial Assurance for Decommissioning”, we will be responsible for the decontamination and decommissioning of the American Centrifuge Plant.
     Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 12 to the consolidated financial statements for information on operating costs relating to environmental compliance.
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
     There are also smaller producers of LEU in China, Japan and Brazil that primarily serve a portion of their respective domestic markets.
     Global LEU suppliers compete primarily in terms of price and secondarily on reliability of supply and customer service. We believe that customers are attracted to our reputation as a reliable long-term supplier of enriched uranium and we intend to continue strengthening this reputation with the planned transition to the American Centrifuge Plant.
     Urenco, TENEX and producers in Japan, China and Brazil use centrifuge technology to produce LEU. Centrifuge technology is a more advanced technology than the gaseous diffusion process currently used by us and AREVA, which is also replacing its gaseous diffusion plant with a gas centrifuge plant. Gaseous diffusion plants generally have higher operating costs than gas centrifuge plants due to the significant amounts of electric power required by the gaseous diffusion process. Urenco has reported the capacity of its facilities was 9 million SWU per year at the end of 2006 and expects to have capacity of 11 million SWU per year at its European facilities by 2010.
     The Enrichment Technology Company (“ETC”) is a joint venture between AREVA and Urenco. AREVA has announced plans to install ETC-designed centrifuges to replace AREVA’s Georges Besse gaseous diffusion plant. Construction of the first section of the Georges Besse II centrifuge enrichment plant in France has commenced with first production expected in 2009 and full capacity of 7.5 million SWU per year expected by 2016. In addition, AREVA has stated that it is preparing to submit a license application to the NRC to build a proposed centrifuge uranium enrichment plant in the United States.

     In June 2006, the NRC issued a license to Louisiana Energy Services (“LES”), a group controlled by Urenco, to construct and operate a gas centrifuge uranium enrichment plant in Lea County, New Mexico. LES commenced construction in August 2006, with operations expected to begin in 2009 and full capacity of 3 million SWU per year expected in 2013.
     All of our current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.
     In addition, General Electric’s nuclear energy business has an agreement with Silex Systems Limited, an Australian company, to license Silex’s uranium enrichment technology and begin a phased development process and potential future construction of a plant in the United States in the next decade. Activities are currently focused on construction of testing facilities and equipment at General Electric’s nuclear fuel fabrication plant in Wilmington, North Carolina.
     In addition to enrichment, LEU may be produced by downblending government stockpiles of highly enriched uranium. Governments control the timing and availability of highly enriched uranium released for this purpose and the release of this material to the market could impact prevailing market conditions. We have been the primary supplier of downblended highly enriched uranium made available by the U.S. and Russian governments. In 2007, the U.S. government selected a third party to downblend a quantity of U.S. highly enriched uranium. Most of this LEU is expected to be held in inventory by the U.S. government and not sold in the market. To the extent such LEU or other quantities of LEU from downblended highly enriched uranium are released into the market in future years for sale by others, these quantities would represent a source of competition.
     LEU that we supply to foreign customers is exported under the terms of international agreements governing nuclear cooperation between the United States and the country of destination or other entities. For example, exports to countries comprising the European Union take place within the framework of an agreement for cooperation (the “EURATOM Agreement”) between the United States and the European Atomic Energy Community, which, among other things, permits LEU to be exported from the United States to the European Union for as long as the EURATOM Agreement is in effect.
     Russian Suspension Agreement
     Imports of LEU and other uranium products produced in the Russian Federation are subject to restrictions imposed under the Russian Suspension Agreement. In July 2005, the Department of Commerce (“DOC”) and the International Trade Commission (“ITC”) each initiated a “sunset” review of the suspended antidumping duty investigation of uranium from the Russian Federation to determine whether termination of the suspended investigation, and the consequent termination of the agreement suspending that investigation (the “Russian Suspension Agreement”), would likely lead to:
•	a continuation or recurrence of dumping of Russian uranium products (a determination made by the DOC), and

•	a continuation or recurrence of material injury to the U.S. uranium industry, including to us (a determination made by the ITC).
     We supported continuation of the Russian Suspension Agreement in the proceedings before both the DOC and ITC, and actively participated in those proceedings.

     In 2006, the DOC and the ITC made affirmative determinations, meaning that, absent reversal on appeal, the Russian Suspension Agreement would not be terminated as a result of the sunset review. However, parties who opposed continuation of the Russian Suspension Agreement subsequently appealed the determinations of the DOC and the ITC to the U.S. Court of International Trade (“CIT”). They argued, among other things, that a decision of the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) in a separate proceeding involving imports of LEU from France required that imports of Russian LEU pursuant to enrichment services transactions should not have been considered by the DOC and the ITC in making their affirmative determinations in the sunset reviews, and should have been excluded from coverage under the Russian Suspension Agreement by the DOC.
     On September 26, 2007, the CIT remanded the DOC’s decision in the sunset review back to the DOC for reconsideration in light of the Federal Circuit decision. It also directed the DOC to reexamine its findings concerning the likelihood of continued or recurring dumping and the margin of dumping likely to prevail. On December 21, 2007, the DOC filed the results of its remand with the CIT. In the remand, the DOC applied the Federal Circuit’s precedent regarding the exclusion of LEU imports pursuant to enrichment services transactions, but again concluded that dumping of Russian uranium products was likely to continue or recur if the suspended investigation were terminated.
     On February 1, 2008, TENEX filed a motion to dismiss its appeal before the CIT of the DOC’s sunset review decision. This motion was filed pursuant to a provision of an amendment to the Russian Suspension Agreement (discussed below) that provides that the Russian government will terminate its legal challenge to the DOC’s sunset review when the amendment is brought into force. The CIT is expected to grant the motion, which will eliminate TENEX from the proceedings before the CIT. A coalition of U.S. utilities, known as the Ad Hoc Utilities Group (“AHUG”) is also pursuing a related appeal before the CIT and its appeal is not affected by TENEX’s motion. Separate appeals of the ITC’s sunset review determination brought by AHUG and a trading company, known as Nukem, Inc., are still pending before the CIT. In the litigation regarding the DOC sunset review, the CIT may consider the DOC’s remand redetermination, it may order a new redetermination, including a remand to consider solely the question of whether AHUG’s participation alone is sufficient to maintain the appeal, or it may decide that AHUG standing alone cannot bring an appeal of the DOC decision.
     In connection with the remand redetermination or on another basis, the DOC could reverse its earlier affirmative determination in the sunset review. Such a negative determination would result in termination of the Russian Suspension Agreement and the antidumping investigation it suspended. Termination of the Russian Suspension Agreement could result in a significant increase in sales of Russian-produced LEU in the United States that could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract as well as our ability to sell our own LEU production. We could face similar adverse impacts if the DOC decides to maintain the Russian Suspension Agreement in place, but narrows the scope of the investigation and the Russian Suspension Agreement in such a way that large quantities of Russian LEU pursuant to enrichment services transactions are permitted to be imported.
     The ITC’s sunset review decision mentioned above is also currently on appeal at the CIT. That appeal could also result in the termination of the suspended investigation, with the same negative effects described above.
     The CIT’s final decision in either appeal can be appealed to the Federal Circuit. Depending on the outcome of that appeal, the parties could request the U.S. Supreme Court to review the case.

     On February 1, 2008, the DOC and the Russian Federal Atomic Energy Agency (Rosatom) signed an amendment to the Russian Suspension Agreement. The amendment establishes annual export quotas for the direct sale of Russian uranium products to U.S. utilities starting in 2011. During the period 2014 to 2020, the annual export quota equates to approximately 20% of each year’s projected U.S. consumption of nuclear fuel. In 2021, the suspended investigation (and the Russian Suspension Agreement) would be terminated, and the Russian government would have unrestricted access to the U.S. market thereafter. In addition to these export quotas, the amendment permits the Russian government to immediately begin to sell a stockpile of LEU containing about 400,000 SWU located in the United States, and to export uranium products for use in initial cores for any newly licensed U.S. nuclear reactor. The amendment also required the Russian government to submit a motion to dismiss its legal challenge to the DOC’s sunset review.
     In general, we support the amendment. We believe that the amendment provides substantial access to Russian uranium products to fuel U.S. nuclear reactors, particularly after the Russian Contract expires at the end of 2013. The amendment will also help maintain a stable market for uranium products, which is a necessary condition for the successful completion of the Russian Contract. At the same time, the amendment will ensure that the path to full Russian access by 2021 is sufficiently measured so that the U.S. fuel supply is not adversely affected by a sudden increase in Russian imports, and so that important projects to deploy new capacity, like the American Centrifuge Plant, can be fully financed and completed.
     However, the Russian government, importers of Russian LEU or others may seek to circumvent any quota limitations under the amendment by arguing that imports of Russian LEU pursuant to enrichment services transactions should be excluded from the quota under the authority of the Federal Circuit’s decision in the antidumping case involving French LEU (discussed above). If the DOC adopts this position, any quota on imports of Russian LEU under the amendment could be rendered ineffective as a means of controlling imports of Russian LEU.
     In comments filed with the DOC in December 2007 (after the amendment was initialed in November 2007), we urged the DOC to use all diplomatic, statutory and administrative measures at its disposal to ensure that imports of Russian uranium products, including imports of LEU pursuant to enrichment services transactions, do not exceed the export quota limits of the amendment and do not depress U.S. market prices. However, the DOC may conclude that it does not have the authority to restrict or regulate imports of LEU pursuant to enrichment services transactions similar to those examined in the Federal Circuit’s decision. Further, even if the DOC does take enforcement measures to ensure the quota limits are not exceeded under enrichment services transactions, the CIT or other court could conclude that such enforcement measures exceed the DOC’s authority and require that such measures not apply to imports of LEU pursuant to enrichment services transactions. In either case, exports of Russian LEU over and above the export quotas established in the amendment could depress market prices, and undermine our ability to secure the sales we need to maintain production at the Paducah GDP, fully implement the Russian Contract and deploy the American Centrifuge Plant.
     Government Investigation of LEU Imports from France
     In 2002, the DOC imposed antidumping and countervailing duty (anti-subsidy) orders on imports of LEU produced in France. Since 2002, these orders have been challenged and impacted by further judicial and administrative actions, and as a result of these challenges, the countervailing duty order was revoked in May 2007.
     In 2005, the Federal Circuit concluded that imports of French LEU pursuant to enrichment services transactions were not subject to the antidumping law because such transactions involved a sale of “services” rather than a sale of merchandise. Following that decision, the DOC issued a remand determination excluding imports pursuant to enrichment services transactions from the scope of the antidumping duty order and establishing a mechanism for the French enricher and U.S. utilities to certify that specific imports fall within that exclusion. The implementation of that remand decision has been held in abeyance until a final and conclusive court decision is issued in the appeal.

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
     We continue to believe that the 2005 decision created an unwarranted exception to the antidumping law that will adversely affect USEC and the ability of the U.S. government to ensure that unfairly priced imports of LEU do not undermine the viability of the U.S. uranium industry. Accordingly, we filed a request with the U.S. Supreme Court in February 2008 asking the Court to review the Federal Circuit’s decision. The Solicitor General of the United States, joined by the general counsels of the Commerce, Defense, Energy and State Departments, also filed a request seeking review of the decision. We anticipate that the Supreme Court will decide whether to grant these requests by the end of May 2008.
     On January 3, 2007, the DOC and the ITC initiated sunset reviews of the antidumping order against French LEU. On May 3, 2007, the DOC determined that termination of the antidumping order is likely to lead to a continuation or recurrence of dumping of French LEU. On December 19, 2007, the ITC published its decision that termination of the order is likely to lead to a continuation or recurrence of material injury to the U.S. enrichment industry. We supported both of these outcomes. The DOC’s final results have been challenged before the CIT, and the ITC’s final results could be challenged as well. A reversal of either determination could result in the revocation of the antidumping duty order at some point in the future. If the order is revoked, the absence of any limitation on dumped French LEU could undermine market prices for SWU and result in lost sales by us.

Employees
     A summary of our employees by location follows:

		No. of Employees
		at December 31,
Location		2007	2006
Paducah GDP	Paducah, KY	1,169	1,147
Portsmouth GDP	Piketon, OH	1,147	1,082
NAC	Primarily Atlanta, GA	63	68
	Primarily Oak Ridge, TN
American Centrifuge	and Piketon, OH	397	295
Headquarters	Bethesda, MD	90	85

	Total Employees	2,866	2,677
     The United Steelworkers (“USW”) and the Security, Police, Fire Professionals of America (“SPFPA”) represented 55% of the employees at the GDPs at December 31, 2007. The number of employees represented and the term of each contract follows:

		Contract
	Number of Employees	Term
Paducah GDP:
USW Local 5-550	563	July 2011
SPFPA Local 111	77	March 2012

Portsmouth GDP:
USW Local 5-689	536	May 2010
SPFPA Local 66	93	(1)

(1)	Contract expired August 4, 2007. USEC and SPFPA Local 66 continue to operate under the contract provisions. The union has worked without incident and has said it would provide 72 hours notice prior to any work stoppage. No work stoppage is anticipated and discussions between the parties continue.
     In January 2008, we entered into an agreement with the USW and USW Local 5-689 resolving issues related to the scope of the existing collective bargaining agreement at the Portsmouth GDP and providing a path forward for labor relations at the American Centrifuge Plant. The agreement recognizes that the existing Portsmouth GDP collective bargaining agreement does not apply to the American Centrifuge Plant. The agreement provides a hiring preference for qualified USW-represented workers who apply for new jobs created by us for the American Centrifuge Plant. It also provides American Centrifuge Plant workers with an opportunity to decide on union representation through an expedited election conducted by the National Labor Relations Board. The agreement states that we will remain neutral in a union organizing campaign but will recognize the USW if a majority of eligible ACP employees elect to join the union.

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

Item 1A. Risk Factors
Investors should carefully consider the risk factors below, in addition to the other information in this Annual Report on Form 10-K.
The long-term viability of our business depends on our ability to replace our current enrichment facility with the American Centrifuge Plant.
     We currently use a gaseous diffusion uranium enrichment technology at the Paducah gaseous diffusion plant (“Paducah GDP”) for approximately one-half of the LEU that we need to meet our delivery obligations to our customers and to generate uranium through underfeeding to satisfy our obligations under the Russian Contract. However, our competitors utilize or are in the process of transitioning to centrifuge uranium enrichment technology. Centrifuge technology is more efficient and operationally cost-effective than gaseous diffusion technology, which requires substantial amounts of electric power to enrich uranium. Given the significant increases in the cost of electric power we have experienced, we must transition to a lower operating cost technology in order to remain competitive in the long term.
     We are focused on developing and deploying an advanced uranium enrichment centrifuge technology, which we refer to as the American Centrifuge technology, as a replacement for our gaseous diffusion technology. We are not currently pursuing any strategies to replace our gaseous diffusion operations with alternatives other than the American Centrifuge Plant. As a result, if we are unable to successfully and timely demonstrate and deploy the American Centrifuge Plant on a cost-effective basis, due to the risks and uncertainties described in this section or for any other reasons, our gross profit margins, cash flows, liquidity and results of operations would be materially and adversely affected and our business may not remain viable.
We face a number of risks and uncertainties associated with the successful and timely demonstration, construction and deployment of the American Centrifuge technology.
     The American Centrifuge technology is expected to be more operationally cost-efficient than the gaseous diffusion technology that we currently depend on for LEU production at the Paducah GDP. However, the demonstration, construction and deployment of the American Centrifuge technology is a large and capital-intensive undertaking that is subject to numerous risks and uncertainties.
     We are demonstrating the American Centrifuge technology and are working toward beginning commercial plant operations in late 2009 and having approximately 11,500 centrifuge machines deployed in 2012. However, in the past we experienced substantial delays in demonstrating the American Centrifuge technology and these delays impacted our construction and deployment schedule and increased the overall costs of the project. The delays we experienced resulted from a variety of factors including the failure of certain materials to meet specifications, performance problems with, and failures of, certain centrifuge components and the time-consuming process of ensuring compliance with regulatory requirements. Due to our focus on resolving issues related to component performance that arose during Lead Cascade testing, our efforts to reduce the centrifuge machine cost through value engineering have not progressed as we anticipated.
     Our current deployment schedule and target cost estimate to deploy the American Centrifuge Plant is ambitious. To maintain this schedule, we have made, and expect to continue to make, key decisions, including decisions to expend or commit to expend large amounts of capital and resources, before we have received all relevant centrifuge machine performance data and confirmation of the American Centrifuge project’s costs, schedule and overall viability. We are currently looking at our deployment schedule as part of our bottom-up cost review. We are evaluating whether the project risk and cost can be improved by modifying items such as the timing of the final design release for the AC100 machine and value engineering efforts, when to begin making AC100 components for the commercial plant, and the ramp up to high-volume manufacturing. Therefore, a decision could be made to slow the pace of one or more steps in order to lower or manage the overall risk and cost of the project.

     Additionally, our ability to meet the current schedule or any revised schedule depends on a number of factors that are outside of our control, including our reliance on third party suppliers for American Centrifuge components. The failure of any of our suppliers to provide their respective components as scheduled or at all could result in substantial delays in, or otherwise materially hamper, the deployment of the American Centrifuge Plant. There are a limited number of potential suppliers for these key components and finding alternate suppliers could be difficult, time consuming and costly.
     In addition, because such suppliers are few and due to our dependence on them for key components, our ability to obtain favorable contractual terms with these suppliers is limited. We have entered into and expect to enter into future agreements with suppliers in which we bear certain cost, schedule and performance risk. Although we will seek to manage these risks, we cannot provide any assurance that we will be able to. This could result in cost increases and unanticipated delays. Our inability to effectively integrate these suppliers and other key third party suppliers could also result in delays and otherwise increase our costs. Delays could also occur if we decide to search for alternate suppliers or to self-perform certain items that we previously anticipated outsourcing to third party suppliers.
     As a result of these and other factors, including factors and circumstances similar to those that have delayed us in the past, we may be unable to meet our current schedule or any revised schedule. Significant delays in our schedule could:
•	increase our costs for the project, both on an overall basis and in terms of the incremental costs we must incur to recover from delays,

•	cause us to fail to meet a milestone under the 2002 DOE-USEC Agreement, leading DOE to exercise the remedies described in the next risk factor,

•	make it more difficult for us to attract and retain customers who may want to contract for purchases of LEU beyond 2012 before we can enter into long-term contracts for the sale of LEU generated by the American Centrifuge Plant, and

•	extend the time under which we are contractually required to continue to operate our high-cost Paducah GDP.
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
     The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. To date, we believe we have achieved 12 of these milestones, including most recently a January 2008 milestone of having a financing commitment secured for a one million SWU per year centrifuge plant. We have reported this to DOE. However, DOE is not obligated under the 2002 DOE-USEC Agreement to provide any formal confirmation that we have met this or any other milestone and DOE could later challenge that we have met a milestone. In addition, the January 2008 financing milestone and the October 2007 milestone of having a Lead Cascade operational and generating product assay in a range useable by nuclear power plants, were originally scheduled for January 2007 and October 2006, respectively. In approving the extension of these milestones by one year in March 2007, DOE reserved its rights and remedies under the 2002 DOE-USEC Agreement.

     Two mandatory milestones and one optional milestone remain:
•	January 2009: Begin American Centrifuge commercial plant operations at the facility in Piketon, Ohio;

•	March 2010: American Centrifuge Plant capacity at one million SWU per year; and

•	September 2011: American Centrifuge Plant (if expanded at our option) projected to have an annual capacity of 3.5 million SWU.
     Our current schedule for deploying the American Centrifuge Plant is later than the schedule established for the January 2009, March 2010 and September 2011 milestones above. While we believe that we will reach a mutually acceptable agreement with DOE regarding rescheduling of these milestones, we cannot assure you that we will reach such an agreement.
     If DOE determines that we failed to comply with the terms of the 2002 DOE-USEC Agreement, including if DOE determines we did not meet one or more of the milestones that we believe we have met, then, unless such failure is determined to arise from causes beyond our control and without our fault or negligence, DOE could exercise one or more remedies under the 2002 DOE-USEC Agreement. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that we be removed as the sole Executive Agent under the Megatons-to-Megawatts program. Any of these actions could have a material adverse impact on our business and prospects. However, unless DOE were to challenge that we met any of the first 12 milestones, DOE’s remedies are now limited to circumstances in which failure to meet a milestone is attributable to gross negligence on our part in project planning or execution or where we constructively or formally abandon the project.
Deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.
     We will require a significant amount of capital to achieve commercial deployment of the American Centrifuge Plant. Under our current deployment schedule, spending on the American Centrifuge project in 2008 is currently projected to be between $650 and $700 million. This is more than double the $244 million we spent in 2007 and more than the $615 million we have spent on the project to date through December 31, 2007. We cannot assure you that we will be able to obtain sufficient additional external financing and we cannot predict the cost or terms on which such financing will be available, if at all, to continue our operations and deployment of the American Centrifuge Plant.
     We have been actively involved in commenting on rules for a loan guarantee program sponsored by DOE, and in October 2007, final regulations were issued for the program. In December, federal legislation authorized funding levels for the program, including up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle. We expect to apply for the program when DOE requests applications, however, the timing of this is uncertain and we cannot give any assurances that we will be invited to participate in the loan guarantee program in the timeframe we need to raise capital, if at all. We also cannot give any assurances that if we are invited to participate that sufficient funds will be allocated to our project.

     Factors that could affect our ability to obtain financing or the cost of such financing could include:
•	the success of our demonstration of the American Centrifuge technology and the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant (described below),

•	consequences of a failure to reach an agreement with DOE regarding future milestones under the 2002 DOE-USEC Agreement or the determination by DOE that we have not complied with a prior milestone that we believe we met,

•	the level of success of our current operations,

•	our ability to get loan guarantees or other support from the U.S. government,

•	competition for financing or loan guarantees from other uranium enrichment projects and nuclear-related projects generally,

•	the impact of reductions or changes in trade restrictions on imports of Russian and other foreign LEU and related uncertainties,

•	SWU prices,

•	USEC’s perceived competitive position and investor confidence in our industry and in us,

•	our ability to secure long-term SWU purchase commitments from customers at adequate prices and for adequate duration,

•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements,

•	additional downgrades in our credit rating,

•	market price and volatility of our common stock,

•	general economic and capital market conditions,

•	conditions in energy markets,

•	regulatory developments,

•	our reliance on LEU delivered to us under the Russian Contract and uncertainty regarding prices and deliveries under the Russian Contract, and

•	restrictive covenants in the agreements governing our revolving credit facility and in our outstanding notes and any future financing arrangements that limit our operating and financial flexibility.
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
Cost increases and uncertainty regarding the costs of the American Centrifuge Plant could adversely affect our ability to finance and deploy the American Centrifuge Plant.
     We established a target cost estimate in early 2007 for completing the American Centrifuge Plant of $2.3 billion, which included spending to date but did not include financing costs or a reserve for general contingencies. We are now in the midst of a bottom-up review of the cost to build the American Centrifuge Plant based on greater maturity of machine design and balance of plant design. We expect to complete and announce a budget for the project in the second quarter of 2008.

Based on where we are in the bottom-up review, we expect that the project budget that we will establish in the second quarter will be about $3.5 billion, including expenditures to date but not including costs for financing or financial assurance. However, our review is not complete and we cannot assure investors that the project budget that we will announce will not be materially different. Increases in the cost of the ACP increase the amount of external capital we must raise and could threaten our ability to successfully finance and deploy the ACP. Our overall financing needs for the ACP will also include additional costs not covered by our cost estimate or budget, such as financing costs, financial assurance requirements and operating costs related to commercial plant initial operations.
     As seen in other large construction projects currently underway, our costs are also under pressure. In addition, since we are completing machine design concurrent with developing manufacturing and balance of plant cost estimates, offsets to these upward cost pressures are difficult to quantify. Among the factors that are creating upward pressure on costs are higher than anticipated costs from our suppliers for project management, supervision, labor and overhead, and higher commodity and material prices. We also expect higher than anticipated demonstration costs as we continue to spend time working to reduce the manufacturing cost required per machine through value engineering.
     We cannot assure investors that costs associated with the ACP will not be materially higher than anticipated or that efforts that we take to mitigate cost increases will be successful or sufficient. Our cost estimates and budget for the ACP have been, and will continue to be, based on many assumptions that are subject to change as new information becomes available or as unexpected events occur. Further, several key variables such as the cost of raw materials to build the plant and general inflation, are outside our control and difficult to forecast. While the project budget that we expect to establish in the second quarter of 2008 will be based on greater maturity of machine and balance of plant design than the estimate established in early 2007, some of the key variables in our estimate are still difficult to quantify with certainty at this stage of the project, including the cost of manufacturing complex centrifuge machine components on a commercial scale. This manufacturing will be done by third parties and while our cost estimates reflect input from our project suppliers, we will not know the actual cost until we finalize the design of the centrifuge machines and enter into contractual arrangements with these project suppliers. Although there have been significant ACP procurements since our cost estimate was established in early 2007, we are still in negotiations with suppliers regarding significant additional procurements. Regardless of our success in demonstrating the technical viability of the American Centrifuge technology, uncertainty surrounding our ability to accurately estimate costs or to limit potential cost increases could jeopardize our ability to successfully finance and deploy the ACP. Our inability to finance and deploy the ACP would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the successful deployment of the ACP.
Significant increases in the cost of the electric power supplied to the Paducah GDP have materially increased our overall production costs and may, in the future, increase our cost of sales to a level above the average prices we bill our customers.
     In 2006, we experienced an approximately 50% increase in our costs for electric power under our power contract with the Tennessee Valley Authority (“TVA”). Electric power constitutes approximately 70% of the production cost at the Paducah GDP. These higher costs for power have put significant pressure on our business and will continue to do so unless and until we are able to replace our existing gaseous diffusion operations with more efficient centrifuge technology. Our competitors utilize or are in the process of transitioning to centrifuge technology, which requires significantly less electric power than gaseous diffusion to enrich uranium.

     Our current power contract with TVA runs through May 2012 and our price of power under the contract increases moderately each year through 2012. Our power costs are also subject to monthly adjustments to account for changes in TVA’s fuel and purchased-power costs, which means that our actual power costs could be greater than we anticipate. During 2007, the fuel cost adjustments under the TVA contract averaged 8%. We also purchase additional power during the summer months at market prices, which is the time of the year when market prices tend to be the highest, and which are subject to volatility.
     Capacity and prices under the TVA contract are only agreed upon through May 2012 and we have not yet contracted for power for periods beyond that time. If we want to purchase power to operate the Paducah GDP beyond May 2012, we may be unable to reach an acceptable agreement and we are at risk for additional power cost increases in the future.
     Although we are currently signing new contracts with customers in which prices for future deliveries are adjusted, in part, on the basis of changes in a power cost index, most of our sales contracts do not include provisions that permit us to pass through increases in power prices to our customers. As a result, our profit margins and cash flows under these older sales contracts are significantly reduced by the higher power costs we have experienced. Additionally, if our power costs rise unexpectedly, profit margins under new sales contracts that we are entering into may be similarly impacted to the extent the adjustments in the power cost index are not sufficient to account for increases in our power costs. Accordingly, if our power costs continue to rise and mitigating steps are unavailable or insufficient, production at the Paducah GDP could become increasingly uneconomic, which will adversely affect the long-term viability of our business.
     In accordance with the TVA power contract, we provide financial assurance to support our payment obligations to TVA, including providing an irrevocable letter of credit and making weekly prepayments based on the price and usage of power. In 2007, because of the increased volume of power we contracted for, the amount required for the letter of credit and weekly prepayments increased. A significant increase in the price we pay for power could further increase the amount of this financial assurance, which could adversely affect our liquidity and reduce capital resources otherwise available to fund the American Centrifuge project.
Deliveries of LEU under the Russian Contract account for approximately 50% of our supply mix and a significant delay or stoppage of deliveries could affect our ability to meet customer orders and could pose a significant risk to our continued operations and profitability.
     A significant delay in, or stoppage or termination of, deliveries of LEU from Russia under the Russian Contract or a failure of the LEU to meet the Russian Contract’s quality specifications, could adversely affect our ability to make deliveries to our customers. A delay, stoppage or termination could occur due to a number of factors, including logistical or technical problems with shipments, commercial or political disputes between the parties or their governments, or a failure or inability by either party to meet the terms of the Russian Contract.
     Because our annual LEU production capacity is less than our total delivery commitments to customers, an interruption of deliveries under the Russian Contract could, depending on the length of such an interruption, threaten our ability to fulfill these delivery commitments with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Depending upon the reasons for the interruption and subject to limitations of liability and force majeure terms under our sales contracts, we could be required to compensate customers for a failure or delay in delivery.

     In addition, TENEX has requested that we discuss revisions of the formula used to determine pricing for the SWU component of LEU delivered under the Russian Contract in 2009 and beyond. TENEX may also be negotiating pricing terms with the three Western companies to which it sells the natural uranium that we deliver to TENEX for the LEU delivered to us. Given recent increases in market prices for uranium and SWU, TENEX, as the executive agent for the Russian government party to the Russian Contract, will likely ask for higher prices from both us and the three Western companies. While we are not bound to agree to any change, TENEX could seek to force a change by refusing to deliver LEU or taking other steps to suspend or alter its performance in ways that are adverse to us. TENEX could take similar actions with respect to the Western companies. In either case, TENEX’s actions could have an adverse impact on our ability to receive LEU in a timely manner in order to meet our delivery commitments. Although we do not intend to agree to any terms that are less favorable than our current terms, we cannot assure you that the discussions with TENEX will not result in terms that are less favorable than current pricing terms or that may, over time, prove to be less favorable than current terms.
     The appointment of a substitute or additional executive agent pursuant to the U.S. government’s compliance with the terms of the Executive Agent agreement would require that all or part of the fixed quantity of LEU available each year under the Russian Contract be provided to the substitute or additional executive agent. This would not only reduce our access to LEU under the Russian Contract, but would also create a significant new competitor, which could impair our ability to meet our existing delivery commitments while reducing our ability to bid for new sales. Reduced access to LEU under the Russian Contract could also increase our costs and reduce our gross profit margins.
Changes in, or termination of, the Russian Suspension Agreement, or an inability to apply the limitations under the Russian Suspension Agreement to imports of Russian LEU, could lead to significantly increased competition from Russian LEU or, if replaced with tariffs, could increase our costs under the Russian Contract.
     The Russian Suspension Agreement is a 1992 agreement between the United States and Russia that today precludes Russian LEU from being sold for consumption in the United States except under the Russian Contract or under terms that came into force in February 2008 that permit a gradual introduction of Russian uranium products into the U.S. market through 2020. Termination of the Russian Suspension Agreement prior to 2021 could result in a significant increase in sales of Russian-produced LEU in the United States that could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian HEU Contract as well as our ability to sell our own LEU production. This could substantially reduce our revenues, gross profit margins and cash flows, and adversely affect the economics of the American Centrifuge program and our ability to finance it.
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
     Final determinations in the latest sunset reviews were made by the DOC in May 2006 and by the ITC in July 2006, and were in favor of maintaining the Russian Suspension Agreement. However, in response to an appeal by parties who opposed continuation of the Russian Suspension Agreement, in September 2007 the U.S. Court of International Trade (“CIT”) remanded the DOC’s sunset review decision to the DOC for reconsideration. On December 21, 2007, the DOC filed the results of its remand with the CIT. In the remand, the DOC applied a decision of the Federal Circuit in a separate proceeding involving imports of LEU from France and excluded LEU imports pursuant to enrichment services transactions, but again concluded that dumping of Russian uranium products was likely to continue or recur if the suspended investigation were terminated. The CIT will now either affirm the DOC’s decision or remand it again to the DOC for further reconsideration.

     On February 1, 2008, TENEX filed a motion to dismiss its appeal before the CIT of the DOC’s sunset review decision. This motion was filed pursuant to a provision of an amendment to the Russian Suspension Agreement (discussed below). The CIT is expected to grant the motion, which will eliminate TENEX from the proceedings before the CIT. A coalition of U.S. utilities, known as the Ad Hoc Utilities Group (“AHUG”) is also pursuing a related appeal before the CIT and its appeal is not affected by TENEX’s motion. In the litigation regarding the DOC sunset review, the CIT may consider the DOC’s remand redetermination, it may order a new redetermination, including a remand to consider solely the question of whether AHUG’s participation alone is sufficient to maintain the appeal, or it may decide that AHUG standing alone cannot bring an appeal of the DOC decision.
     In connection with any future remand proceeding, the DOC may be required to expressly define the specific circumstances under which LEU imported pursuant to enrichment services transactions would be excluded from the investigation and the Russian Suspension Agreement. In connection with that determination or on another basis, the DOC could reverse its earlier affirmative determination in the sunset review. Such a negative determination would result in termination of the Russian Suspension Agreement and the antidumping investigation it suspended. We could face similar adverse impacts if the DOC decides to maintain the Russian Suspension Agreement in place, but narrows the scope of the investigation and the Russian Suspension Agreement in such a way that large quantities of Russian LEU pursuant to enrichment services transactions are permitted to be imported.
     The ITC’s sunset review decision mentioned above is also currently on appeal at the CIT. That appeal could also result in the termination of the suspended investigation, with the same negative effects described above.
     The CIT’s final decision in either appeal can be appealed to the Federal Circuit. Depending on the outcome of that appeal, the parties could request the U.S. Supreme Court to review the case.
     The Russian Federation may terminate the Russian Suspension Agreement upon 60 days notice to the DOC. If the Russian Federation were to exercise this right, the DOC would be required to recommence its 1991 antidumping investigation that was suspended as a result of the Russian Suspension Agreement, and would require importers of Russian LEU, including us under the Russian Contract, to post bonds to cover estimated duties on imports subject to that investigation. In this event, we would be required to post bonds to cover those duties, which would likely exceed 100% of the value of the imports. Further, if the investigation resulted in an antidumping order, we would have to pay the estimated duties on future imports of Russian LEU in cash. We would be obligated for both posting of the bonds and payment of duties unless a legal mechanism could be identified that would remove these obligations. In such a case, we anticipate that the U.S. government would seek to identify a means to reduce or eliminate this obligation. We believe that the cost of posting the bonds and paying any duties ultimately imposed on imports under the Russian Contract would significantly increase our cost of importing Russian LEU and could make the purchase of SWU under the Russian Contract uneconomic.
     On February 1, 2008, the DOC and the Russian Federal Atomic Energy Agency (Rosatom) signed an amendment to the Russian Suspension Agreement. The amendment establishes annual export quotas for the direct sale of Russian uranium products to U.S. utilities starting in 2011. During the period 2014 to 2020, the annual export quota equates to approximately 20% of each year’s projected U.S. consumption of nuclear fuel. In 2021, the suspended investigation (and the Russian Suspension Agreement) would be terminated, and the Russian government would have unrestricted access to the U.S. market thereafter. In addition to these export quotas, the amendment permits the Russian government to immediately begin to sell a stockpile of LEU containing about 400,000 SWU located in the United States to U.S. utilities, and to export uranium products for use in initial cores for any newly licensed U.S. nuclear reactor. The amendment also required the Russian government to submit a motion to dismiss its legal challenge to the DOC’s sunset review.

     The Russian government, importers of Russian LEU or others may seek to circumvent any quota limitations under the amendment by arguing that imports of Russian LEU pursuant to enrichment services transactions should be excluded from the quota under the authority of the Federal Circuit’s decision in the antidumping case involving French LEU in which imports of French LEU pursuant to enrichment services transactions were excluded from the scope of the antidumping order imposed in that case. If the DOC adopts this position, any quota on imports of Russian LEU under the Russian Suspension Agreement amendment could be rendered ineffective as a means of controlling imports of Russian LEU to the extent such imports enter the United States pursuant to enrichment services transactions.
     In comments filed with the DOC in December 2007 after the amendment was initialed by U.S. and Russian officials, we urged the DOC to use all diplomatic, statutory and administrative measures at its disposal to ensure that imports of Russian uranium products, including imports of LEU pursuant to enrichment services transactions, do not exceed the export quota limits of the amendment and do not depress U.S. market prices. However, the DOC may conclude that it does not have the authority to restrict or regulate imports of LEU pursuant to enrichment services transactions similar to those examined in the Federal Circuit’s decision. Further, even if the DOC does take enforcement measures to ensure the quota limits are not exceeded under enrichment services transactions, the CIT or other court could conclude that such enforcement measures exceed the DOC’s authority and require that such measures not apply to imports of LEU pursuant to enrichment services transactions. In either case, exports of Russian LEU over and above the export quotas established in the amendment could depress market prices, and undermine our ability to secure the sales we need to maintain production at the Paducah plant, fully implement the Russian Contract and deploy the American Centrifuge plant.
     If Russia becomes dissatisfied with the benefits of the amendment, Russia could elect to terminate the Russian Suspension Agreement. Unless accompanied by equivalent limitations on imports or unless other steps are taken by the U.S. government to limit the impact on us, a termination of the Russian Suspension Agreement could result in a significant increase in sales of Russian LEU in the United States. This could depress prices and undermine our ability to sell the large quantity of LEU that we are committed to purchase under the Russian Contract as well as our ability to sell our own LEU production. This could substantially alter the economics of the American Centrifuge project and our ability to obtain financing for it, reduce our revenues, gross profit margins and cash flows and jeopardize our ability to secure the long-term sales contracts we need to continue operating our existing enrichment plant, implement the Russian Contract and pursue the deployment of the American Centrifuge Plant.
We depend on a single production facility in Paducah, Kentucky for approximately 50% of our LEU supply and significant or extended unscheduled interruptions in production could affect our ability to meet customer orders and pose a significant risk to, or could significantly limit, our continued operations and profitability.
     Our annual imports of Russian LEU under the Russian Contract account for only approximately one-half of the total amount of LEU that we need to meet our delivery obligations to customers. In addition, some customers do not permit us to deliver Russian LEU to them under their contracts with us. Accordingly, our production at the Paducah GDP is needed to meet our annual delivery commitments. An interruption of production at the Paducah GDP would result in a drawdown of our inventories of LEU. Depending on the length and severity of the production interruption, we could be unable to meet our annual delivery commitments, with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Depending upon the reasons for the interruption and subject to limitations on our liability and force majeure terms under our sales contracts, we also could be required to compensate customers for our failure or delay in delivery.

     Production interruptions at the Paducah GDP could be caused by a variety of factors, such as:
•	equipment breakdowns,

•	interruptions of electric power, including those interruptions permitted under the TVA power agreement, or an inability to purchase electric power at an acceptable price,

•	regulatory enforcement actions,

•	labor disruptions,

•	unavailability or inadequate supply of uranium feedstock,

•	natural or other disasters, including seismic activity in the vicinity of the Paducah GDP, which is located near the New Madrid fault line, or

•	accidents or other incidents.
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
     Our revolving credit facility includes various operating and financial covenants that restrict our ability, and the ability of our subsidiaries, to, among other things, incur or prepay other indebtedness, grant liens, sell assets, make investments and acquisitions, consummate certain mergers and other fundamental changes, make certain capital expenditures and declare or pay dividends or other distributions. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. For example, these covenants could limit our use of the credit facility for capital expenditures related to the American Centrifuge Plant. The revolving credit agreement also requires that we maintain a minimum level of available borrowings and contains reserve provisions that may reduce the available borrowings under the credit facility periodically.
     Our failure to comply with obligations under the revolving credit facility or other agreements such as the indenture governing our outstanding convertible notes and the 2002 DOE-USEC Agreement, or the occurrence of a “fundamental change” as defined in the indenture governing our outstanding convertible notes or the occurrence of a “material adverse effect” as defined in our credit facility, could result in an event of default under the credit facility. A default, if not cured or waived, could permit acceleration of our indebtedness. We cannot be certain that we will be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

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
     The long-term nature of our contracts with customers delays the impact of any material change in market prices and may prolong any adverse impact of low market prices on our gross profit margins. For example, even as prices increase and we secure new higher-priced contracts, we are contractually obligated to deliver LEU and uranium at lower prices under contracts signed prior to the increase. A decrease in the price for SWU could also affect our future ability to service our indebtedness and finance the American Centrifuge project.
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
     As is typically the case in our industry, we sell nearly all of our LEU under long-term contracts. The prices that we charge under many of our existing contracts (particularly those reflecting terms agreed to prior to 2006) only increase based on an agreed upon inflation index. Therefore, prices under older contracts will not increase with market changes that result in increases in our actual costs, such as increased power costs or increases in the prices we pay under the Russian Contract, and do not permit us to take advantage of market increases in the price of SWU. We anticipate that these limitations, combined with our cost structure and our sensitivity to increased power costs due to the power-intensive gaseous diffusion technology that we currently depend on, could reduce our ability to cover our cost of sales with revenues earned under our customer contracts and could materially and adversely impact our gross profit margins and cash flows in current and future periods.

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
     In addition, Louisiana Energy Services, a group controlled by Urenco, has started to construct a 3 million SWU per year uranium enrichment plant in New Mexico, and AREVA has announced that it is preparing to build a proposed 3 million SWU per year centrifuge uranium enrichment plant in the United States. We also face potential competition from General Electric’s nuclear energy business, which has begun a phased development process of its Global Laser Enrichment technology based on technology licensed from Silex Systems Limited, an Australian company. General Electric has stated its plans to build a uranium enrichment plant in the United States with a target capacity of between 3.5 million and 6 million SWU per year.
     Our competitors may have greater financial resources than we do, including access to below-market financing terms. Our foreign competitors enjoy support from their government owners, which may enable them to be less cost- or profit-sensitive than we are. In addition, decisions by our foreign competitors may be influenced by political and economic policy considerations rather than commercial considerations. For example, our foreign competitors may elect to increase their production or exports of LEU, even when not justified by market conditions, thereby depressing prices and reducing demand for our LEU, which could adversely affect our revenues, cash flows and results of operations. Similarly, the elimination or weakening of existing restrictions on imports from our foreign competitors could adversely affect our revenues, cash flows and results of operations.
     A recent amendment to the Russian Suspension Agreement will increase the amount of commercial Russian uranium and LEU that can be delivered in future years in the U.S. market. Although these Russian imports are subject to limitations through 2020, the limitations may prove to be ineffective due to court decisions that limit the application of U.S. trade law to LEU imported under enrichment services transactions. However, even if the court decisions are reversed or the limitations otherwise prove to be effective, our belief that the limitations will preserve a stable U.S. market may prove to be wrong, and the quantity of Russian uranium products permitted under the limitations may depress market prices and result in reduced sales by us and reduced revenues.

Our dependence on our largest customers could adversely affect us.
     Our 10 largest customers in our LEU segment represented 51% of our total revenue in 2007, and our three largest customers in our LEU segment represented 20% of our total revenue in 2007. To the extent our existing contracts with these customers include prices that are greater than the prices at which we could sell to others, a reduction in purchases from these customers, whether due to their decision to increase purchases from our competitors or for other reasons, including a disruption in their operations that reduces their need for LEU from us, could adversely affect our business and results of operations. Conversely, to the extent that our contracts with these customers include prices that are lower than the prices at which we could sell to others, a decision by these customers to exercise options under these contracts to purchase more from us also could adversely affect our business and results of operations.
     We are seeking to improve the pricing under new long-term contracts with our customers as existing contracts come up for renewal. However, because price is a significant factor in a customer’s choice of a supplier of LEU, when contracts come up for renewal, customers may reduce their purchases from us if we attempt to increase our prices in order to offset increases in our costs, resulting in the loss of new sales contracts. Moreover, once lost, customers may be difficult to regain because they typically purchase LEU under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with our largest customers, our ability to raise prices in order to respond to increases in costs or other developments may be limited. In addition, because we have a fixed commitment to order LEU derived from at least 30 metric tons of highly enriched uranium each year under the Russian Contract and to purchase the approximately 5.5 million SWU deemed to be contained in such material, any reduction in purchases from us by our customers below the level required for us to resell both our own production and the Russian material could adversely affect our revenues, cash flows and results of operations.
Our ability to compete in certain foreign markets may be limited for political, legal and economic reasons.
     Agreements for cooperation between the U.S. government and various foreign governments or governmental agencies control the export of nuclear materials from the United States. If any of the agreements governing exports to countries in which our customers are located were to lapse, terminate or be amended, it is possible we would not be able to make sales or deliver LEU to customers in those countries. This could adversely affect our results of operations.
     Purchases of LEU by customers in the European Union are subject to a policy of the Euratom Supply Agency that seeks to limit foreign enriched uranium to no more than 20% of European Union consumption per year. Further, we are precluded from selling LEU in the Russian Federation by the absence of an agreement for cooperation that permits exports to Russia.
Recent court decisions reduce our ability to protect ourselves from unfairly priced imports, which could adversely affect our results of operations.
     Absent a successful appeal to the U.S. Supreme Court or a change in applicable law, recent decisions of the U.S. Court of International Trade and the U.S. Court of Appeals for the Federal Circuit preclude the Department of Commerce from imposing antidumping and countervailing duties to offset unfairly priced LEU imported from foreign countries pursuant to enrichment services transactions. Under these rulings, we will be unable to use certain U.S. trade laws to protect us from unfairly priced LEU in the future if imported pursuant to enrichment services transactions, thereby increasing the possibility that our competitors will seek to increase market share by reducing prices to unfair levels. An increase in our competitors’ market share and the accompanying reduction in market prices could adversely affect our results of operations.

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
     We, or our subsidiaries, are a party to a number of agreements and arrangements with the U.S. government that are important to our business, including:
•	leases for the gaseous diffusion plants and American Centrifuge facilities,

•	the Executive Agent agreement under which we are designated the U.S. Executive Agent and purchase the SWU component of LEU under the Russian Contract,

•	the 2002 DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and the American Centrifuge technology,

•	electric power purchase agreements with the Tennessee Valley Authority,

•	contract work for DOE and DOE contractors at the Portsmouth and Paducah GDPs, including maintenance of the Portsmouth GDP in preparation for a DOE decontamination and decommissioning program, and

•	NAC consulting and transportation activities.
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
     Approximately 9% of our revenue is from U.S. government contracts. All contract work for DOE, including Portsmouth GDP maintenance, cleanup of DOE-owned out-of-specification uranium and certain NAC consulting and transportation activities, is subject to the availability of DOE funding and congressional appropriations. If funds were not available, we could be required to terminate these operations and incur related termination costs. In addition, the criteria for awarding contracts to us may change such that we would not be eligible to compete for such contracts, which could adversely affect our results of operations.
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
     Our gaseous diffusion plants are required to be recertified every five years and the term of the current certification expires on December 31, 2008. The NRC could refuse to renew either or both of the certificates if it determines that: (1) we are foreign owned, controlled or dominated; (2) the issuance of a renewed certificate would be inimical to the maintenance of a reliable and economic domestic source of enrichment; (3) the issuance of a renewed certificate would be adverse to U.S. defense or security objectives; or (4) the issuance of a renewed certificate is otherwise not consistent with applicable laws or regulations in effect at the time of renewal. The same requirements apply to NRC’s issuance of the 30 year license for the American Centrifuge Plant. If the certificate for the Paducah GDP were not renewed, we could no longer produce LEU at the Paducah GDP, which would threaten our ability to make deliveries to customers and meet the minimum production requirements under the 2002 DOE-USEC Agreement, jeopardize our cash flows, and subject us to various penalties under our customer contracts and the 2002 DOE-USEC Agreement.
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
     Our certificate of incorporation gives us certain rights with respect to shares of our common stock held (beneficially or of record) by foreign persons. Specifically, if “foreign persons” (as defined in our certificate of incorporation to include, among others, individuals who are not U.S. citizens, entities that are organized under the laws of non-U.S. jurisdictions and entities that are controlled by individuals who are not U.S. citizens or by entities that are organized under the laws of non-U.S. jurisdictions) beneficially own in the aggregate more than 10% of our common stock, or if persons having a significant commercial relationship with a foreign uranium enrichment provider or a foreign competitor own any shares of our common stock, we may exercise certain rights. These rights include requesting information from holders (or proposed holders) of our securities, refusing to permit the transfer of securities to foreign persons, suspending or limiting voting rights of shares of stock held by foreign persons, redeeming or exchanging shares of our stock owned by foreign persons on terms set forth in our certificate of incorporation, and taking other actions that we deem necessary or appropriate to ensure compliance with the foreign ownership restrictions.
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

     The terms and conditions of our rights with respect to our redemption or exchange right in respect of shares held by foreign persons are as follows:
•	Redemption price or exchange value: Generally the redemption price or exchange value for any shares of our common stock redeemed or exchanged would be their fair market value. However, if we redeem or exchange shares held by foreign persons and our Board in good faith determines that such foreign person knew or should have known that the foreign ownership restrictions in our certificate of incorporation were violated at the time of their purchase, the redemption price or exchange value is required to be the lesser of fair market value and the foreign person’s purchase price for the shares redeemed or exchanged.

•	Form of payment: Cash, securities or a combination, valued by our Board in good faith.

•	Notice: At least 30 days’ notice of redemption is required, however, if we have deposited the cash or securities for the redemption or exchange in trust for the benefit of the relevant foreign holders, we may redeem shares held by such holders on the same day that we provide notice.
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
     Under a cleanup agreement with the Environmental Protection Agency (“EPA”), we removed certain material from a site in South Carolina previously operated by Starmet CMI, one of our former contractors, that was attributable to quantities of depleted uranium we had sent there under a 1998 contract. In June 2007, we were contacted by the EPA concerning costs incurred by the EPA for additional cleanup at the Starmet site. We are currently in discussions with the EPA regarding these costs. At December 31, 2007, we had an accrued current liability related to these costs that is less than the amount spent by the EPA for the cleanup. The amount of this accrual could be insufficient. In addition, we could incur additional costs associated with our share of costs for cleanup of the Starmet site, resulting from a variety of factors, including a decision by federal or state agencies to recover costs for prior cleanup work or require additional remediation at the site.
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
     We lease facilities from DOE for the Paducah and Portsmouth GDPs, the American Centrifuge Plant and centrifuge test facilities in Piketon, Ohio and Oak Ridge, Tennessee. Pursuant to the Price-Anderson Act, DOE has indemnified us against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under the DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of LEU, it is possible for a claim related to a nuclear incident occurring outside the United States to be asserted that would not fall within the DOE indemnification under the Price-Anderson Act.
     While DOE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from DOE and DOE may determine that not all costs are reimbursable under the indemnification.
     We do not maintain any nuclear liability insurance for our operations at the gaseous diffusion plants. Further, American Nuclear Insurers, the only provider of nuclear liability insurance, has declined to provide nuclear liability insurance to the American Centrifuge Plant due to past and present DOE operations on the site. In addition, the Price Anderson Act indemnification does not cover loss or damage to property located on our facilities.
     We are currently negotiating for the purchase of a manufacturing facility in Oak Ridge, Tennessee. We could be liable for damages that we are not indemnified for by the seller in connection with prior activities of the seller at this facility.
     NAC’s business involves providing products and services for the storage and transportation of toxic, hazardous and radioactive materials, which, if released or mishandled, could cause personal injury and property damage (including environmental contamination) or loss and could adversely affect property values. NAC obtains nuclear liability insurance to protect against third party liability resulting from a nuclear incident, but this insurance contains exclusions and limits and this insurance would not cover all potential liabilities.
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
     Backlog is the aggregate dollar amount of SWU and uranium that we expect to sell in future periods under contracts with customers. As of December 31, 2007, our sales backlog was an estimated $6.5 billion through 2015 ($6.0 billion through 2012, including $1.4 billion expected to be delivered during 2008). There can be no assurance that the revenues projected in our backlog will be realized, or, if realized, will result in profits. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. For example, some of our contracts include pricing elements based on market prices prevailing at the time of delivery. We use an external composite forecast of future market prices in estimating the price that we will be entitled to charge under such contracts in the future. These forecasts may not be accurate, and therefore our estimate of future prices could be overstated. Pricing under some new contracts is subject, in part, to escalation based on a broad power price index. For purposes of the backlog, we assume increases to the power price index in line with overall inflation rates. However, because the index is not geared to general inflation rates, our estimates of future prices under these contracts could be inaccurate. Any inaccuracy in our estimates of future prices would add to the imprecision of our backlog estimate.
     For a variety of reasons, the amounts of SWU and uranium that we will sell in the future under our existing contracts, or the timing of customer purchases under those contracts, may differ from our estimates. Customers may not purchase as much as we predicted, or at the times we anticipated, as a result of operational difficulties, changes in fuel requirements or other reasons. Reduced purchases would reduce the revenues we actually receive from contracts included in the backlog. For example, our revenue could be reduced by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions, or by an interruption of our production of LEU or deliveries of Russian LEU to us, that we need to meet our delivery commitments to customers. Increases in our costs of production or other factors could cause sales included in our backlog to be at prices that are below our cost of sales, which could adversely affect our results of operations, and customers may purchase more under lower priced contracts than we predicted.
We use estimates in accounting for the future disposition of depleted uranium and changes in these estimates or in actual costs could affect our future financial results and liquidity.
     We currently store depleted uranium at the Paducah and Portsmouth GDPs and accrue estimated costs for its future disposition. The long-term liability for depleted uranium is dependent upon the volume of depleted uranium generated and estimated processing, transportation and disposal costs, which involves many assumptions. Our estimated cost and accrued liability are subject to change as new information becomes available, and an increase in the estimate would have an adverse effect on our results of operations.
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
     We do not recognize revenue for sales of uranium or LEU until the uranium or LEU is physically delivered. Consequently, in sales transactions where we have received payment and title has transferred to the customer but delivery has not occurred because the terms of the agreement require us to hold the uranium to which the customer has title or because a customer encounters delays in taking delivery of LEU at our facilities, recognition of revenue is deferred until the uranium or LEU is physically delivered. This deferral can potentially be over an indefinite period and is outside our control and can result in volatility in our quarterly and annual results. If, in a given period, a significant amount of revenue is deferred or a significant amount of previously deferred revenue is recognized, earnings in that period will be affected, which could result in volatility in our quarterly and annual results. Additional information on our deferred revenue is provided in note 10 to our consolidated financial statements.
Our operating results may fluctuate significantly from quarter to quarter, and even year to year, which could have an adverse effect on our cash flows.
     Under customer contracts with us for the supply of LEU to meet requirements for specific time periods or specific reactor refuelings, our customers order LEU from us based on their refueling schedules for nuclear reactors, which generally range from 12 to 18 months, or in some cases up to 24 months. Customer payments for the SWU component of such LEU typically average $12 to $15 million per order. As a result, a relatively small change in the timing of customer orders due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations, which could have an adverse effect on our cash flows.
The levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts we have to contribute to fund future pension and postretirement benefit liabilities could adversely affect our earnings in future periods.
     Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension and postretirement benefit plans. Generally Accepted Accounting Principles in the United States (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension and postretirement benefit expenses for the following year are the discount rate, the expected rate of return on plan assets, healthcare cost trend rates and the rate of increase in future compensation levels. For additional information and a discussion regarding how our financial statements can be affected by pension and postretirement benefit plan accounting policies, see Critical Accounting Estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 14 to our consolidated financial statements.

Anti-takeover provisions in Delaware law and in our charter, bylaws and shareholder rights plan and in the indenture governing our convertible notes could delay or prevent an acquisition of USEC.
     We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our existing shareholders. Our certificate of incorporation, or charter, establishes restrictions on foreign ownership of our securities. Other provisions of our charter and bylaws may make it more difficult for a third party to acquire control of us without the consent of our board of directors. We also have adopted a shareholder rights plan, which could increase the cost of, or prevent, a takeover attempt. These various restrictions could deprive shareholders of the opportunity to realize takeover premiums for their shares. Additionally, if a fundamental change occurs prior to the maturity date of our convertible notes, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes, and if a make-whole fundamental change occurs prior to the maturity date of our convertible notes, we will in some cases increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. In addition, the indenture governing our convertible notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.
Item 1B. Unresolved Staff Comments
     None.
Item 3. Legal Proceedings
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to us dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under our contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”) and related claims in connection with invoices submitted under that contract. We responded to DOJ’s letter in September 2006, stating that the government does not have any legitimate bases for asserting any FCA or related claims under the cold standby contract, and have been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby and two other cost-type contracts, again potentially in violation of the FCA, which allows for treble damages and civil penalties. DOJ invited a response by us, which we provided in early December 2007 and again in January 2008. We believe that the DOJ and DOE analyses are significantly flawed, and intend to defend vigorously any claim that might be asserted against us. As part of our continuing discussions with DOJ, we and DOJ agreed in August 2007 to extend the statute of limitations for this matter. That agreement was further extended in December 2007 and again in January 2008.
     Defense Contract Audit Agency Audit Inquiry
     In March 2007, in connection with an audit of fiscal year 2002 costs, the Defense Contract Audit Agency (“DCAA”) raised certain questions regarding the allowability, under the Federal Acquisition Regulation, of employee overtime costs associated with satisfaction by employees of mandatory qualification and certification standards. We conducted discussions with DCAA regarding these questions and provided a paper to DCAA in April 2007, explaining our position that such costs are allowable and recoverable. While DCAA indicated in a communication on or about April 25, 2007 that it intended to question such costs, no disallowance was made, nor were any potential impacts of disallowance quantified when DCAA issued its audit report for the fiscal year ended June 30, 2002. To the extent that this issue is raised again in the future, we will continue to try to work with DCAA and DOE to resolve any disagreements. We continue to believe that any disallowance of employee overtime costs associated with satisfaction of qualification and certification requirements would not be justified.

     Environmental Matter
     USEC and certain federal agencies were identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, for a site in Barnwell, South Carolina, previously operated by Starmet CMI (“Starmet”), one of our former contractors. In February 2004, we entered into an agreement with the U.S. Environmental Protection Agency (“EPA”) to clean up certain areas at Starmet’s Barnwell site. Under the agreement, we were responsible for removing certain material from the site that was attributable to quantities of depleted uranium we had sent to the site. In December 2005, the EPA confirmed that we completed our clean-up obligations under the agreement.
     In June 2007, the EPA notified us that the agency had spent approximately $7.6 million in its remediation of retention ponds at the Barnwell site. The EPA indicated verbally that it would seek reimbursement of this amount from us and the federal agencies that had previously been identified as potentially responsible parties. It further suggested that our share of the reimbursement expense would be approximately $3.2 million. Based on this information, we accrued a current liability of $3.2 million in the second quarter of 2007. However, based on ongoing discussions with the EPA, we now believe the actual amount of our liability is in the range of $1.0 million to $3.2 million.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Executive Officers of the Company
     Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at February 15, 2008 follow:

Name	Age	Position
John K. Welch	57	President and Chief Executive Officer

John C. Barpoulis	43	Senior Vice President and Chief Financial Officer

Philip G. Sewell	61	Senior Vice President, American Centrifuge and Russian HEU

Robert Van Namen	46	Senior Vice President, Uranium Enrichment

W. Lance Wright	60	Senior Vice President, Human Resources and Administration

John M.A. Donelson	43	Vice President, Marketing and Sales

Stephen S. Greene	50	Vice President, Finance and Treasurer

Victor N. Lopiano	57	Vice President, American Centrifuge

J. Tracy Mey	47	Controller and Chief Accounting Officer

E. John Neumann	60	Vice President, Government Relations

Russell B. Starkey, Jr.	65	Vice President, Operations
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
     Philip G. Sewell has been Senior Vice President, American Centrifuge and Russian HEU since September 2005. Mr. Sewell was Senior Vice President directing international activities and corporate development programs since August 2000 and assumed responsibility for the American Centrifuge program in April 2005. Prior to that, Mr. Sewell was Vice President, Corporate Development and International Trade from April 1998 to April 2005, and was Vice President, Corporate Development from 1993 to April 1998.
     Robert Van Namen has been Senior Vice President, Uranium Enrichment since September 2005. Mr. Van Namen was Senior Vice President directing marketing and sales activities from January 2004 to September 2005 and was Vice President, Marketing and Sales from January 1999 to January 2004. Prior to joining USEC, Mr. Van Namen was Manager of Nuclear Fuel for Duke Power Company.

     W. Lance Wright has been Senior Vice President, Human Resources and Administration since February 2005, and was Vice President, Human Resources and Administration from August 2003 to February 2005. Prior to joining USEC, Mr. Wright was Vice President and Principal of Boyden Global Executive Search from 2002 to 2003, and previously held director and manager positions in Human Resources at ExxonMobil Corporation from 1986 to 2002.
     John M.A. Donelson has been Vice President, Marketing and Sales since December 2005 and was previously Director, North American and European Sales from June 2004 to December 2005, Director, North American Sales from August 2000 to June 2004 and Senior Sales Executive from July 1999 to August 2000.
     Stephen S. Greene has been Vice President, Finance and Treasurer since February 2007. Prior to joining USEC, Mr. Greene was a Vice President and Executive Director of Pace Global Energy Services, an energy consulting firm, from January 2006 to January 2007. Previously, Mr. Greene was a Vice President of Progress Energy, an electric utility holding company, and prior to that a Vice President of National Energy & Gas Transmission, Inc. (formerly a subsidiary of PG&E Corporation).
     Victor N. Lopiano has been Vice President, American Centrifuge since December 2005 and was Director, Projects in USEC’s corporate development department from January 2000 to December 2005. Mr. Lopiano joined USEC in 1996 as USEC’s senior manager at the Lawrence Livermore National Laboratory. Prior to joining USEC, Mr. Lopiano held senior management positions with various business units of ABB, Inc. over an 11-year period including Senior Vice President, Operations, ABB Environmental Systems; Vice President, ABB Project Services, Power Plant Systems; and Vice President, Engineering & Facility Operations, ABB Resource Recovery Systems.
     J. Tracy Mey has been Controller and Chief Accounting Officer since January 2007 and had been Controller since June 2005. Prior to joining USEC, Mr. Mey was Controller and Chief Accounting Officer of Power Services Company, a national energy company and former subsidiary of PG&E Corporation, from June 2004 to May 2005, and previously was Corporate Controller of National Energy & Gas Transmission, Inc. (formerly a subsidiary of PG&E Corporation) from 1994 to 2004.
     E. John Neumann has been Vice President, Government Relations since April 2004. Prior to joining USEC, Mr. Neumann was Vice President, Government Relations, for the Edison Electric Institute from 1995 to 2004.
     Russell B. Starkey, Jr. has been Vice President, Operations since February 2005 and was General Manager of the Paducah plant from October 2001 to February 2005, Training Manager from April 1998 to October 2001 and Senior Staff Consultant from October 1997 to April 1998. Prior to joining USEC, over a 25 year period, Mr. Starkey held a variety of senior management positions including General Manger, Robinson Nuclear Plant, Vice President, Brunswick Nuclear Plant, and Vice President, Nuclear Services at Carolina Power & Light Co. (now a subsidiary of Progress Energy).

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.” High and low sales prices per share follow:

	2007		2006
	High	Low	High	Low
First Quarter ended March 31	$16.62	$12.13	$15.84	$11.08
Second Quarter ended June 30	25.65	16.14	14.65	9.74
Third Quarter ended September 30	22.31	9.56	12.18	9.19
Fourth Quarter ended December 31	10.48	7.81	13.52	9.35
     No cash dividends were paid in 2006 or 2007 and we have no intention to pay cash dividends in the foreseeable future.
     There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At January 31, 2008, there were 110,489,000 shares of common stock issued and outstanding and approximately 55,000 beneficial holders of common stock. No preferred shares have been issued.
     The following table gives information about the Company’s common stock that may be issued under the USEC Inc. 1999 Equity Incentive Plan and Employee Stock Purchase Plan as of December 31, 2007.

Number of
securities to be
	issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan category	and rights	and rights	compensation plans
Equity compensation plans approved by security holders	1,318,000	$10.23	7,191,000 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,318,000		7,191,000

(1)	Includes 7,098,000 shares available for issuance under the USEC Inc. 1999 Equity Incentive Plan (net of awards which terminate or are cancelled without being exercised or that are settled for cash) and 93,000 shares available for issuance under the Employee Stock Purchase Plan.
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

Matters Affecting our Foreign Stockholders
     In order to aid in our compliance with certain regulatory requirements affecting us, which are described in “Business — Nuclear Regulatory Commission — Regulation”, our certificate of incorporation gives us certain rights with respect to shares of our common stock held (beneficially or of record) by foreign persons. Specifically, if “foreign persons” (as defined in our certificate of incorporation to include, among others, individuals who are not U.S. citizens, entities that are organized under the laws of non-U.S. jurisdictions and entities that are controlled by individuals who are not U.S. citizens or by entities that are organized under the laws of non-U.S. jurisdictions) beneficially own in the aggregate more than 10% of our common stock, or if persons having a significant commercial relationship with a foreign uranium enrichment provider or a foreign competitor own any shares of our common stock, we may exercise certain rights. These rights include requesting information from holders (or proposed holders) of our securities, refusing to permit the transfer of securities to foreign persons, suspending or limiting voting rights of shares of stock held by foreign persons, redeeming or exchanging shares of our stock owned by foreign persons on terms set forth in our certificate of incorporation, and taking other actions that we deem necessary or appropriate to ensure compliance with the foreign ownership restrictions.
     The terms and conditions of our rights with respect to our redemption or exchange right in respect of shares held by foreign persons are as follows:
•	Redemption price or exchange value: Generally the redemption price or exchange value for any shares of our common stock redeemed or exchanged would be their fair market value. However, if we redeem or exchange shares held by foreign persons and our Board in good faith determines that such foreign person knew or should have known that the foreign ownership restrictions in our certificate of incorporation were violated at the time of their purchase, the redemption price or exchange value is required to be the lesser of fair market value and the foreign person’s purchase price for the shares redeemed or exchanged.

•	Form of payment: Cash, securities or a combination, valued by our Board in good faith.

•	Notice: At least 30 days’ notice of redemption is required, however, if we have deposited the cash or securities for the redemption or exchange in trust for the benefit of the relevant foreign holders, we may redeem shares held by such holders on the same day that we provide notice.
     Our certificate of incorporation gives our Board broad discretion in determining what rights, if any, to exercise if the foreign ownership levels set forth in our certificate of incorporation are exceeded. Our Board has adopted a policy applicable to foreign persons owning (beneficially or of record) shares of our common stock, which states that:
1.	Unless the Board determines that the further exercise of rights under our certificate of incorporation is necessary to maintain our regulatory compliance (whether as a result of a request or order of a regulatory authority or otherwise), the Board will seek to maintain our regulatory compliance by first limiting the voting rights of any such foreign person.

2.	To the extent that the Board determines that the exercise of our right of redemption or exchange is necessary to maintain our regulatory compliance (whether as a result of a request or order of a regulatory authority or otherwise), such redemption or exchange shall be taken only to the extent necessary, in the judgment of the Board, to maintain such regulatory compliance or comply with such request or order, shall be settled only in cash and in no event will we avail ourselves of the trust redemption right (unless otherwise required by law or to maintain our regulatory compliance).

3.	In no event will we exercise our right of redemption or exchange if the Board determines that such redemption or exchange is required to be made at the lesser of fair market value and the foreign person’s purchase price for the shares redeemed or exchanged.
     Paragraphs 1 and 2 of the policy may only be amended or repealed upon 60 days’ prior public notice (unless a shorter period is required by law or to maintain regulatory compliance) if the Board determines that doing so is in the best interest of us and our stockholders. Paragraph 3 of the policy may only be amended or repealed to the extent necessary to ensure our regulatory compliance if, after we have exhausted all other rights under the certificate of incorporation or reasonably determined in consultation with the proper regulatory authorities that the exercise of such other rights would be insufficient to ensure regulatory compliance, the Board determines that doing so is necessary to maintain our regulatory compliance (whether as a result of a request or order of a regulatory authority or otherwise), but only to be settled in cash and upon 60 days’ prior public notice unless another form of settlement or a shorter period is required by law or to maintain our regulatory compliance.

     For additional information regarding the foreign ownership restrictions set forth in our certificate of incorporation, please refer to “Risk Factors — Risks Related to Our Business — Our certificate of incorporation gives us certain rights with respect to common stock held (beneficially or of record) by foreign persons. If levels of foreign ownership set forth in our certificate of incorporation are exceeded, we have the right, among other things, to redeem or exchange common stock held by foreign persons, and in certain cases, the applicable redemption price or exchange value may be equal to the lower of fair market value or a foreign person’s purchase price.”
Fourth Quarter 2007 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
October 1 — October 31	—	—	—	—
November 1 — November 30	—	—	—	—
December 1 — December 31	2,595	$8.96	—	—

Total	2,595	$8.96	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 2,595 shares of common stock surrendered to USEC to pay withholding taxes in connection with the vesting of restricted stock under the 1999 Equity Incentive Plan.
In 2007, we did not make any unregistered sales of equity securities.

PERFORMANCE GRAPH
     The following graph shows a comparison of cumulative total returns for an investment in the common stock of USEC Inc., the S&P 500 Index, and a peer group of companies. USEC is the only U.S. company in the uranium enrichment industry. However, USEC has identified a peer group of companies that share similar business attributes with it. This group includes utilities with nuclear power generation capabilities, chemical processing companies, and aluminum companies. USEC supplies companies in the utility industry, and its business is similar to that of chemical processing companies. USEC shares characteristics with aluminum companies in that they are both large users of electric power. The graph reflects the investment of $100 on December 31, 2002 in the Company’s common stock, the S&P 500 Index and the peer group, and reflects the reinvestment of dividends.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2003	2004	2005	2006	2007
USEC Inc.	$100.00	$151.49	$186.16	$240.04	$255.50	$180.76
S&P500 Index	$100.00	$128.68	$142.68	$149.69	$173.32	$182.84
Peer Group Index[1]	$100.00	$129.29	$147.76	$164.32	$192.73	$239.89

(1)	The Peer Group consists of: Air Products and Chemicals, Inc., Albemarle Corporation, Alcoa Inc., Constellation Energy Group, Inc., Dominion Resources, Inc., Duke Energy Corporation, Eastman Chemical Company, Exelon Corporation, Georgia Gulf Corporation, NL Industries, Inc., PPL Corporation, Praxair, Inc., Progress Energy, Inc., The Southern Company, and XCEL Energy Inc. In accordance with SEC requirements, the return for each issuer has been weighted according to the respective issuer’s stock market capitalization at the beginning of each year for which a return is indicated.

Item 6. Selected Financial Data
     Selected financial data should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations. Selected financial data have been derived from audited consolidated financial statements.

	Years Ended December 31,
	2007	2006		2005		2004		2003
	(millions, except per share data)
Revenue:
Separative work units	$1,570.5	$1,337.4		$1,085.6		$1,027.3		$1,110.8
Uranium	163.5	316.7		261.3		224.0		159.9
U.S. government contracts and other	194.0	194.5		212.4		165.9		166.0

Total revenue	1,928.0	1,848.6		1,559.3		1,417.2		1,436.7

Cost of sales:
Separative work units and uranium	1,473.6	1,349.2		1,148.4		1,071.6		1,124.1
U.S. government contracts and other	166.9	162.5		181.4		151.5		150.2

Total cost of sales	1,640.5	1,511.7		1,329.8		1,223.1		1,274.3

Gross profit	287.5	336.9		229.5		194.1		162.4
Special charges	—	3.9	(1)	7.3	(2)	—		—
Advanced technology costs	127.3	105.5		94.5		58.5		44.8
Selling, general and administrative	45.3	48.8		61.9		64.1		69.4
Other (income) expense, net	—	—		(1.0	)(3)	(1.7	)(4)	—

Operating income	114.9	178.7		66.8		73.2		48.2
Interest expense	16.9	14.5		40.0		40.5		38.4
Interest (income)	(33.8)	(6.2)		(10.5)		(3.9)		(5.4)

Income before income taxes	131.8	170.4		37.3		36.6		15.2
Provision for income taxes	35.2	64.2		15.0		13.1		6.2

Net income	$96.6	$106.2		$22.3		$23.5		$9.0

Net income per share —
Basic	$1.04	$1.22		$.26		$.28		$.11
Diluted	$.94	$1.22		$.26		$.28		$.11
Dividends per share	$—	$—		$.55		$.55		$.55

	December 31,
	2007		2006	2005	2004	2003
	(millions)
Balance Sheet Data
Cash and cash equivalents	$886.1	(5)	$171.4	$259.1	$174.8	$214.1
Inventories:
Current	1,153.4		900.0	974.3	1,009.4	883.2
Long-term	—		24.2	71.4	156.2	266.1
Total assets	3,087.8		1,861.4	2,080.8	2,003.4	2,134.8
Current portion of long-term debt	—		—	288.8	—	—
Long-term debt	725.0	(5)	150.0	150.0	475.0	500.0
Other long-term liabilities	337.5		300.3	270.2	244.4	256.0
Stockholders’ equity	1,309.5	(5)	986.0	907.6	918.7	923.6

(1)	Special charges of $3.9 million in 2006 include a $2.6 million impairment of an intangible asset established in 2004 relating to the acquisition of NAC, $1.5 million related to consolidation of office space in connection with the 2005 restructuring plan, and special credits totaling $0.2 million representing changes in estimate of costs for termination benefits charged in 2005.

(2)	The plan to restructure headquarters and field operations resulted in special charges of $7.3 million in 2005 related to termination benefits, principally consisting of severance benefits.

(3)	Other income in 2005 includes $1.0 million from customs duties paid to USEC as a result of trade actions.

(4)	Other income in 2004 includes income of $4.4 million from customs duties paid to USEC as a result of trade actions, partly offset by an expense of $2.7 million for acquired-in-process research and development expense relating to the acquisition of NAC.

(5)	In September 2007, we raised net proceeds, after underwriter commissions and offering expenses, of approximately $775 million through the concurrent issuance of 23 million shares of common stock and $575 million in aggregate principal amount of convertible notes.

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
Overview
     USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are demonstrating and deploying what we anticipate will be the world’s most efficient uranium enrichment technology, known as the American Centrifuge,

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	perform contract work for the U.S. Department of Energy (“DOE”) and its contractors at the Paducah and Portsmouth gaseous diffusion plants (“GDPs”), and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services, including nuclear materials tracking.
      Low Enriched Uranium
     LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as the SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component.
     We produce or acquire LEU from two principal sources. We produce LEU at the Paducah GDP in Paducah, Kentucky, and we acquire LEU from Russia under a contract, which we refer to as the Russian Contract, to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.
      Our View of the Business Today
     The outlook for the nuclear industry continues to brighten as a convergence of supportive government policy, public acceptance and environmental concerns about climate change have encouraged utilities to begin the process of building new nuclear reactors in the United States for the first time in four decades. Although no new reactors are yet under construction in the United States, several U.S. utilities have filed applications for construction and operating licenses for new reactors with the U.S. Nuclear Regulatory Commission (“NRC”) and more than a dozen more utilities are expected to apply for licenses over the next two years. While this is a new development for the United States, a number of new reactors have been built internationally in the past decade. The World Nuclear Association’s reference forecast estimates that 107 reactors will be added to the existing fleet of approximately 440 operating reactors worldwide by 2020, while 42 reactors may be shut down by that date. If this forecast proves accurate, new reactors will result in a net increase of 81 gigawatts of nuclear generating capacity worldwide by 2020, representing a 22% increase. In addition, the NRC has granted 20-year extensions of operating licenses for approximately 50 reactors in the United States.

     Uranium prices have increased substantially in the past three years, which has prompted utilities to seek to substitute incrementally more SWU in their orders for the LEU needed to fabricate nuclear fuel assemblies. This increased demand for SWU and higher production costs for gaseous diffusion enrichment plants in the United States and France due to increases in electric power costs have been two drivers for a 28% increase in market prices for SWU over the past two years. Looking forward, market supply and demand fundamentals suggest that SWU prices should stay firm as new reactors are ordered and built in the markets we serve, unless the balance of supply and demand in the United States is adversely affected by imports of unfairly priced LEU. Several new uranium enrichment facilities that use centrifuge technology are expected to be built globally over the next decade but two large gaseous diffusion enrichment plants, including our Paducah GDP, are expected to be retired by the end of that period. With increased demand from new reactors, the closure of the less-efficient gaseous diffusion plants and the addition of new centrifuge enrichment facilities, uranium enrichment capacity should stay near equilibrium with demand through 2015.
     These factors have combined to provide the best business environment for the nuclear fuel industry in many years, which we believe provides a strong foundation for USEC’s substantial investment in the American Centrifuge Plant (“ACP”). Nonetheless, we face challenges over the next several years as gross profit margins will remain tight due to electric power costs at the Paducah GDP and purchase costs from Russia that will likely increase at a faster rate than we can recover in higher average prices billed to customers. We have obtained financing for the next phase of building the ACP but we still must obtain substantial capital in an uncertain financial marketplace to complete the project. Additionally, this is a highly technical project that requires thousands of complex machines to be assembled, installed and operated within the next several years. We believe we have the management team in place to successfully meet these challenges and that our performance in 2007 provides a track record of accomplishment.
     As we began 2007, we said it would be a critical year for USEC. We identified a number of risks to our business that we would focus on mitigating. At year end, we can report the following actions during 2007 that reduced our risk profile. We:
•	Negotiated a five-year power contract with Tennessee Valley Authority (“TVA”) that helps us manage our power costs by providing relative price predictability for our largest production cost.

•	Received a NRC construction and operating license for the ACP following an intense, 33-month review by the regulator.

•	Began construction of the ACP in Piketon, Ohio in May, about one month after the NRC license was issued. This met a milestone under the 2002 agreement with DOE.

•	Entered into several major contracts with key vendors for essential materials and parts for the ACP, reducing our exposure to volatile commodity prices for steel and carbon fiber.

•	Initiated the Lead Cascade testing program in late August that involved the first group of American Centrifuge prototype machines operating in a closed-loop cascade configuration. These machines are achieving a number of key objectives through the integrated testing program and produced nuclear fuel at commercial product assay levels, which met an October 2007 milestone with DOE.

•	In September, we raised net proceeds of approximately $775 million through a concurrent issuance of common stock and $575 million of convertible notes. We believe this new capital, along with an existing $400 million credit facility and anticipated cash flow from operations, was sufficient to meet a January 2008 DOE milestone regarding financing.

     Electricity is the largest production cost component for uranium enrichment using the gaseous diffusion process. In 2000, we entered into a 10-year agreement to purchase electricity from TVA for the Paducah GDP that recognized the unique nature of our attractive power load profile. However, the price paid was subject to negotiation for electricity delivered after May 2006. Because energy costs were volatile in 2006, USEC and TVA signed a one-year pricing agreement at that time that increased the price we pay for power by approximately 50% and introduced a fuel-cost adjustment provision that allows TVA to pass on fuel-related costs to us each month. We reopened negotiations with TVA in 2007 and developed a five-year pricing agreement that extends our power purchases by two years through May 31, 2012. This agreement with TVA improves our financial outlook over the next several years because we have increased certainty of power costs and have the ability to increase production of LEU at Paducah or to underfeed the enrichment process to obtain uranium for resale or other obligations.
     We are entering a critical period as we transition our sources of enrichment production. Over the next several years we will seek to effectively manage the ramp up in American Centrifuge Plant capacity, determine the end date for commercial production from the Paducah GDP and conclude the Megatons to Megawatts program in 2013. Our business and financial profile will reflect the combined characteristics of our sources of enrichment, particularly the gaseous diffusion and centrifuge operating environments. During this transition period, we will also be looking at the potential expansion of ACP beyond the initial 3.8 million SWU plant, which could be done incrementally once the initial ACP construction phase is complete.
     The lease with DOE on our Paducah GDP facility provides us with flexibility within our current enrichment process to help us through this critical transitional period. We are operating our gaseous diffusion plant in Paducah, Kentucky at the highest efficiency in decades. Our plan for the Paducah GDP beyond the current lease term is dependent upon the successful and timely startup of the American Centrifuge Plant, the availability and cost of electric power beyond the expiration of our contract with TVA in May 2012, the demand for enrichment and other market conditions, the amount that we may need to spend to maintain the gaseous diffusion facility, and the timing and nature of any potential tails re-enrichment program on behalf of the U.S. government. We have had discussions with DOE regarding the potential for us to re-enrich at the Paducah GDP uranium contained in cylinders of depleted uranium, also known as “tails,” owned by the U.S. government. To date, no program has been established, but we believe the U.S. government recognizes the value of the remaining concentration of U235 in these tails and that we are the logical agent to reclaim that value. We expect to make a decision regarding a lease extension of the Paducah GDP in the first half of 2008.
     The transition period has several challenges and opportunities. For example, the natural uranium inventory we acquired in conjunction with the privatization of USEC in 1998 had been largely sold at the end of 2007, potentially resulting in lower revenue, gross profit and cash flow from operations going forward. However, our ability to underfeed the enrichment process at Paducah allows us to obtain additional uranium supplies as we optimize our use of electric power as a substitute for uranium feed stock. We can sell the uranium by-product obtained in this manner at today’s higher market prices to supplement LEU sales and cash flow. Because we expect to make future uranium sales opportunistically and the revenue from these sales will not be recognized until uranium is delivered as the uranium component of LEU, revenue and net income will be more volatile and less predictable.
     We also face potential uncertainty and instability in the enrichment market during this transition period as a result of recent court rulings on trade cases involving imports of LEU from France. Appellate courts have concluded that imports of LEU under enrichment services transactions are not subject to U.S. trade law intended to prevent dumping of unfairly priced LEU in the U.S. market. We disagree with this conclusion, and in February 2008, we filed a request with the U.S. Supreme Court asking the Court to review these decisions. The Solicitor General of the United States, joined by the general counsels of the Commerce, Defense, Energy and State Departments, also filed a request seeking review of the decision. We anticipate that the Supreme Court will decide whether to grant these requests by the end of May 2008.

     We also support federal actions that would, in effect, declare that LEU imported under uranium enrichment transactions is subject to U.S. trade law. Without a judicial reversal, a legislative clarification, or other action to ensure that all LEU remains subject to U.S. trade law, the U.S. nuclear fuel market could be subjected to dumping that would make it very difficult to finance an overhaul of domestic nuclear fuel capacity, including deployment of the American Centrifuge Plant. We believe that preserving the U.S. government’s ability to prevent dumping of imported LEU irrespective of how the transaction is structured is essential to providing the market stability needed to deploy a new generation of enrichment capacity on American soil.
     The manner in which Russian uranium products are introduced into the U.S. market in the next few years and after the Megatons to Megawatts program concludes in 2013 is essential to our transition and to our long-term success. Russia has a large, vertically integrated nuclear power industry with excess capacity to enrich uranium. Through the Megatons to Megawatts program, Russia provides roughly half of the LEU used to fuel U.S. reactors today. The governments of the United States and Russia recently signed an amendment to the Russian Suspension Agreement that sets the terms for the measured introduction of Russian uranium products, including LEU, directly into the U.S. market primarily after the Megatons to Megawatts program concludes through 2020. We see the amendment as a balanced approach to provide Russia increased access to American nuclear utilities while assuring a stable domestic market that will allow new enrichment capacity to be financed and constructed. It is critical, however, that the quotas under the amendment be strictly enforced to maintain market stability. We believe there is strong support from the U.S. government for maintaining market stability during this important transition period.
     The amendment to the Russian Suspension Agreement will provide a temporary restraint on imports during this transition period when we will be ramping up American Centrifuge capacity. At the end of this transition period, our goal is to have fully transitioned to centrifuge technology and to have re-established American preeminence in nuclear fuel technology. Given that we estimate a 70% reduction in our production cost compared to the current gaseous diffusion process, excluding depreciation, this technology conversion should reduce our power requirements, make our cost structure more predictable and improve our gross profit margin. Our challenge is to timely complete our value engineering and design of the American Centrifuge machines, re-establish the industrial infrastructure to build these finely tuned machines, develop the manufacturing process and quality assurance regimen, and then assemble, install and start up several hundred machines a month during peak periods.
     2007 was a year of progress for the American Centrifuge program. Early in the year, we announced that tests had shown improved performance of 350 SWU per machine, per year. This improvement added approximately 300,000 SWU to the previously expected plant capacity of 3.5 million SWU. In April, we completed a two-and-a-half year process of obtaining a construction and operating license for the American Centrifuge Plant in Piketon, Ohio. The NRC conducted a thorough environmental and safety review before issuing the 30-year operating license. We began construction on the plant a month later. During the summer months, we assembled, installed and tested a group of centrifuge machines connected in a cascade configuration. This phase of integrated testing of the machines in a closed-loop configuration is referred to as the Lead Cascade test program. We set out a number of key objectives for the program that we continue to achieve. These tests confirmed the design and performance of the prototype centrifuge machine and verified predictions of our analytical performance models. We also met an important milestone in our revised agreement with DOE of demonstrating the ability for the American Centrifuge technology to produce nuclear fuel at commercial product assay levels.

     As we continue this integrated testing program, we are preparing to finalize the components in the first series of plant production centrifuges that will be manufactured by our strategic suppliers. We refer to this centrifuge design as the AC100 series centrifuge machine. Through individual machine testing and our Lead Cascade test program, we have identified improvements in design and assembly that are being integrated into the AC100 machine. We believe these improvements will ensure reliable operation and help us to achieve lower cost targets through high-volume manufacturing by our suppliers. The initial design release for the AC100 machine is scheduled for the end of March 2008. Using the specifications from this design release, we and our strategic suppliers will begin to make various components and test these first AC100 designs under a variety of operating conditions at our Oak Ridge facilities over a six-month period. In addition, our strategic suppliers will proceed with their manufacturing facilitization efforts with the goal of assembling and installing a cascade of 30 to 40 AC100 machines, based on the initial design release, in late 2008. We will then begin integrated testing of these machines in early 2009. The final design for the first series of AC100 machines that will be produced in large quantities for ACP will reflect any improvements learned during individual machine testing and subsequent integrated testing.
     We will continue to transfer the American Centrifuge technology to our strategic suppliers as they prepare their facilities for high-volume manufacturing. We are leasing the existing “brick and mortar” of the American Centrifuge Plant from DOE that encompasses more than a million square feet of floor space, but there are significant balance-of-plant facilities that must be prepared. We will continue the plant build out during 2008, including the refurbishment of the feed and withdrawal facility needed for commercial operations. We also expect to continue our research and development efforts as the first phase of the plant is built. We will incorporate improvements at specific planned points as we build out the initial capacity of ACP to its 3.8 million annual SWU production capacity. New analytic capability and computer-aided manufacturing methods provide an opportunity to develop more productive and less costly machines as we seek to enhance our capability in centrifuge technology and develop a new series of machines. This will result in continued development spending that will be expensed.
     We established a target cost estimate in early 2007 for completing the ACP of $2.3 billion, which included spending to date but did not include financing costs or a reserve for general contingencies. At that time, we also established our current schedule for deployment of ACP. During 2007, we saw variances in spending and commitments for components for the ACP from corresponding amounts in our target cost estimate of approximately 15%, which helped to form our view that a reserve for general contingencies of approximately 15% to 20% was reasonable at the time. We have insight into more than $1 billion of ACP costs through costs of $615 million incurred through December 31, 2007 and near-term commitments. Our spending and commitments to date have remained within the 15% to 20% contingency band we had previously viewed as reasonable.
     We are now in the midst of a thorough, bottom-up review of the cost to build the plant based on greater maturity of machine design and balance of plant design. We expect to complete and announce a budget for the project in the second quarter of 2008. Our current negotiations with suppliers regarding the significant scope of work that remains indicate that overall costs for the ACP will be higher than we previously estimated. As seen in other large construction projects currently underway, our costs are also under pressure. In addition, since we are completing machine design concurrent with developing manufacturing and balance of plant cost estimates, offsets to these upward cost pressures are difficult to quantify. Among the factors that are creating upward pressure on costs are higher than anticipated costs from our suppliers for project management, supervision, labor and overhead, and higher commodity and materials prices. We also expect higher than anticipated demonstration costs as we continue to spend time working to reduce the manufacturing cost required per machine through value engineering.

     Based on where we are in the bottom-up review of the target cost estimate, we expect that the project budget that we will establish in the second quarter will be about $3.5 billion, including expenditures to date, but not including costs for financing or financial assurance. We are continuing to evaluate bids received and negotiate with our suppliers. We are also continuing our design and value engineering efforts to lower the overall project cost. However, we may not be successful in our negotiations and value engineering efforts, and there may be further upward pressure on costs as we establish the project budget over the next several months. We expect to spend between $650 and $700 million in 2008, with most of the spending in 2008 being capitalized.
     As part of our bottom-up review we are also looking at the ACP deployment schedule. We are evaluating whether the project risk and cost can be improved by modifying items such as the timing of the final design release for the AC100 machine and value engineering efforts, when to begin making AC100 components for the commercial plant, and the ramp up to high-volume manufacturing. Therefore, a decision could be made to slow the pace of one or more steps in order to lower or manage the overall risk and cost of the project.
     With a revised, bottom-up cost estimate in hand, we expect to approach the debt markets in late 2008 to raise the remainder of the capital needed to build the initial 3.8 million SWU centrifuge plant. In preparation for that, we expect to begin entering into long-term contracts with our utility customers for the initial output of the ACP over the next year. We have been actively involved in commenting on rules for a loan guarantee program sponsored by DOE, and in October 2007, final regulations were issued for the program. In December 2007, federal legislation authorized funding levels for the program, including up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle that includes uranium enrichment. We expect to apply for a guarantee under the program when DOE requests applications over the next several months. Because DOE has the ability to evaluate our project and the classified American Centrifuge technology in a way that the financial markets cannot, we currently view the loan guarantee program as the preferred path for obtaining debt financing. On a parallel path, however, we continue to evaluate and prepare for an alternative approach to debt markets in late 2008.
     The USEC management team is committed to meeting these substantial challenges. We are encouraged by the achievements of the past year, the improving market for our products, and the brighter prospects for the nuclear fuel industry. We look forward to playing a key role in the global resurgence of nuclear power and being the supplier of choice for our customers.
Revenue from Sales of SWU and Uranium
     Revenue from our LEU segment is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 35% of revenue from our LEU segment in 2007. Our agreements with electric utilities are primarily long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU or uranium from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU or uranium requirements from us. Under requirements contracts, customers only make purchases if the reactor has requirements. The timing of requirements is associated with reactor refueling outages.

     Backlog is the aggregate dollar amount of SWU and uranium that we expect to sell in future periods under contracts with customers. At December 31, 2007, we had contracts with customers aggregating an estimated $6.5 billion through 2015 ($6.0 billion through 2012, including $1.4 billion expected to be delivered in 2008), compared with $7.0 billion at December 31, 2006. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. Some contracts include pricing elements based on market prices prevailing at the time of delivery. We use an external composite forecast of future market prices in our estimate. Pricing under some new contracts is subject to escalation based on a broad power price index. For purposes of the backlog, we assume increases to the power price index in line with overall inflation rates.
     Our revenues and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer demand is affected by, among other things, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average $12 to $15 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle. Our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions.
     Our financial performance over time can be significantly affected by changes in prices for SWU. The SWU price indicator for new long-term contracts, as published by TradeTech in Nuclear Market Review, is an indication of base-year prices under new long-term SWU contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators. Following are the long-term SWU price indicator, the long-term price for uranium hexafluoride, as calculated using indicators published in Nuclear Market Review, and the spot price indicator for uranium hexafluoride:

	December 31,
	2007	2006	2005
Long-term SWU price indicator ($/SWU)	$143.00	$136.00	$113.00
Uranium hexafluoride:
Long-term price composite ($/KgU)	260.47	192.54	106.06
Spot price indicator ($/KgU)	241.00	199.00	106.00
     A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium and, as a result, our inventory of uranium available for sale has been reduced. We will continue to supplement our supply of uranium by underfeeding the production process at the Paducah GDP and by purchasing uranium from suppliers in connection with specific customer contracts. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Uranium prices in the market have continued to make underfeeding economical despite increases in power costs. Under the June 2007 amendment to our TVA power contract, we have a greater supply of electric power available to underfeed the production process and increase our SWU production.
     We supply uranium to the Russian Federation for the LEU we receive under the Russian Contract. We replenish our uranium inventory with uranium supplied by customers under our contracts for the sale of SWU and through underfeeding our production process. Our older contracts give customers the flexibility to determine the amounts of natural uranium that they deliver to us, which can result in our receiving less uranium from customers than we transfer from our inventory to the Russian Federation under the Russian Contract. Our new SWU sales contracts and certain older contracts that we have renegotiated require customers to deliver a greater amount of natural uranium to us.

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
     Our contracts with customers are denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of our primary competitors are denominated in the major European currencies.
      Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including contracts for maintenance of the Portsmouth GDP in cold shutdown and processing DOE-owned out-of-specification uranium. DOE and USEC have periodically extended the Portsmouth GDP maintenance program, most recently through September 30, 2008. We expect that the processing of out-of-specification uranium for DOE will continue through September 2008. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations.
     Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”). DCAA has completed their review of the final settlement of allowable costs proposed by us for the fiscal year ended June 2002, with no significant findings or adjustment to the amounts we claim. However, additional information was requested by DOE concerning costs related to a reduction in force during fiscal 2002. This information was supplied as requested. DCAA is currently in the process of reviewing the final settlement of the amounts we claim for the six months ended December 2002 and the years ended December 2003, 2004 and 2005. Also refer to “DOE Contract Services Matter” and “Defense Contract Audit Agency Audit Inquiry” in note 13 to the Consolidated Condensed Financial Statements. Revenue from U.S. government contracts includes revenue from NAC.
      Cost of Sales
     Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold during the period and is determined by a combination of inventory levels and costs, production costs, and purchase costs. Production costs consist principally of electric power, labor and benefits, long-term depleted uranium disposition cost estimates, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method that we use, coupled with our inventories of SWU and uranium, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods.
     We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Purchases under the Russian Contract are approximately 50% of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective view of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted, and likely will continue to result, in increases to the index used to determine prices under the Russian Contract. Officials of the Russian government have announced that Russia will not extend the Russian Contract or the government-to-government agreement it implements, beyond 2013. Accordingly, we do not anticipate that we will purchase significant quantities of Russian SWU after 2013.

     We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2007, the power load at the Paducah GDP averaged 1,510 megawatts and we expect the average power load at the Paducah GDP to increase to approximately 1,675 megawatts in 2008. We purchase electric power for the Paducah GDP under a power purchase agreement signed with TVA in 2000. Beginning in June 2006, pricing under the TVA power contract increased by about 50%, and was also subject to a fuel cost adjustment to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. The increase in electric power costs from the pre-2006 pricing significantly increased our overall LEU production costs and reduced our cash flows, and negatively affects our gross profit margin as higher production costs are reflected in cost of sales under our monthly moving average cost of inventory.
     Effective June 1, 2007, we amended the TVA power contract to provide for the quantity and pricing of power purchases for the five-year period June 1, 2007 through May 31, 2012, extending the overall term of the power contract by two additional years to May 31, 2012. Pricing under the TVA power contract consists of a summer and a non-summer base energy price through May 31, 2008. Beginning June 1, 2008, the price consists of a year-round base energy price that increases moderately based on a fixed, annual schedule. All years are subject to a fuel cost adjustment provision. During 2007, the fuel cost adjustment resulted in an average 8% increase over base prices. The impact of future fuel cost adjustments is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price.
     The quantity of power purchases under the TVA contract generally ranges from 300 megawatts in the summer months (June — August) to up to 2,000 megawatts in the non-summer months. This is an increase from previous quantities in the non-summer months. During the last two years of the contract, the quantity of non-summer power purchases will be reduced to a maximum of 1,650 megawatts at all hours. This is designed to provide a transition down for the TVA power system because of the significant amount of power being purchased by us. Consistent with past practice, we also purchased from TVA and another supplier, at market-based prices, an additional 600 megawatts of power during the summer months of 2007.
     We are required to provide financial assurance to support our payment obligations to TVA. These include a letter of credit and weekly prepayments based on the price and usage of power. These financial assurances were increased in 2007 because of the increased quantities in the non-summer months effective June 1, 2007.

      American Centrifuge Technology Costs
     Expenditures related to American Centrifuge technology for the twelve months ended December 31, 2007, 2006, and 2005, as well as cumulative expenditures as of December 31, 2007, follow (in millions):

				Cumulative as of
	2007	2006	2005	December 31, 2007

Total expenditures, including accruals (A)	$244.4	$144.5	$108.7	$615.1

Amount expensed as part of advanced technology costs	$125.9	$103.3	$92.7	$433.3

Amount capitalized as part of construction work in progress (B)	$118.5	$41.2	$16.0	$181.8

(A)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, and interest related costs and accrued asset retirement obligations capitalized.

(B)	Amounts capitalized include interest of $6.3 million in 2007, $3.1 million in 2006 and $0.7 million in 2005. Cumulative capitalized interest at December 31, 2007 is $10.3 million. Amount excludes prepayments made to suppliers for services not yet performed of $16.9 million.
     For discussions of the financing plan for the American Centrifuge program, see “Management’s Discussion and Analysis — Liquidity and Capital Resources.” For discussions of the target cost estimate for the American Centrifuge program, see “The American Centrifuge Plant — Project Cost and Schedule Update.” Risks and uncertainties related to the demonstration, construction and deployment of the American Centrifuge technology are described in Item 1A, “Risk Factors” of this report.
     Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR™ dual-purpose dry storage system for spent fuel. MAGNASTOR, or Modular, Advanced Generation, Nuclear All-purpose Storage System, consists of a concrete cask and a welded stainless steel transportation storage canister with a welded closure lid to safely store spent nuclear fuel. A license application for the MAGNASTOR storage system was submitted in 2004 and withdrawn in February 2007 as a result of NRC comments that further analysis regarding the basket design and structural stability were required in order for them to complete their review. NAC submitted a revised license application in August 2007 with expanded confirmatory analysis. We expect final certification in early 2009. The fabricability of the MAGNASTOR design was demonstrated in the fourth quarter of 2006 with the fabrication of a prototype basket. The transportation license application is expected to be submitted in 2008.

      Critical Accounting Estimates
     Our significant accounting policies are summarized in note 1 to our consolidated financial statements, which were prepared in accordance with generally accepted accounting principles. Included within these policies are certain policies that require critical accounting estimates and judgments. Critical accounting estimates are those that require management to make assumptions about matters that are uncertain at the time the estimate is made and for which different estimates, often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but are inherently uncertain and unpredictable, could have a material impact on our operating results and financial condition. It is also possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We are also subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as the healthcare environment, legislation and regulation.
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
•	The weighted average expected return on benefit plan assets was 8.0% for 2007 and is 8.0% for 2008. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A 0.5% decrease in the expected return on plan assets would increase annual pension costs by $3.9 million and postretirement health and life costs by $0.4 million.

•	A weighted average discount rate of 6.2% was used at December 31, 2007 to calculate the net present value of benefit obligations. The discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans. A 0.5% reduction in the discount rate would increase the valuation of pension benefit obligations by $47.7 million and postretirement health and life benefit obligations by $9.6 million, and the resulting changes in the valuations would increase annual pension costs by $1.0 million and postretirement health and life costs by $1.0 million.

•	The healthcare costs trend rates are 9.0% projected in 2008 reducing to 5.0% in 2014. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A 1% increase in the healthcare cost trend rates would increase postretirement health benefit obligations by about $8.7 million and would increase costs by about $1.1 million.

      Costs for the Future Disposition of Depleted Uranium and GDP Lease Turnover Costs
     SWU and uranium inventories include estimates and judgments for production quantities and production costs. Production costs include estimates of future expenditures for the conversion, transportation and disposition of depleted uranium, the treatment and disposal of hazardous, low-level radioactive and mixed wastes, and GDP lease turnover costs. An increase or decrease in production costs has an effect on inventory costs and cost of sales over current and future periods.
     We store depleted uranium generated from our operations at the Paducah and Portsmouth GDPs and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth GDPs to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process our depleted uranium if we provided it to DOE for disposal. If we were to dispose of our depleted uranium in this way, we would be required to reimburse DOE for the related costs of disposing our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that we generate and estimated processing, transportation and disposal costs. Our estimate of the unit disposal cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves. Our estimate of the unit cost is periodically reviewed as additional information becomes available, and was increased by 9% in 2007.
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
     Lease turnover costs are estimated and accrued for the Paducah and Portsmouth GDPs. For the operating Paducah GDP, the balance of expected costs is being accrued over the expected productive life of the plant. Costs of returning the GDPs to DOE in acceptable condition include removing uranium deposits as required and removing USEC-generated waste. Significant estimates and judgments relate to staffing and other costs associated with the planning, execution and documentation of the lease turnover requirements.
     The amount and timing of future costs could vary from amounts accrued. Accrued liabilities for depleted uranium and lease turnover costs are $98.3 million and $56.9 million, respectively, as of December 31, 2007.
      American Centrifuge Technology Costs
     Costs relating to the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs historically have included NRC licensing of the American Centrifuge Demonstration Facility in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility.
     Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant in Piketon, Ohio, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion. Our move from a demonstration phase to a commercial plant phase during the second half of 2007 in which significant expenditures are capitalized was based on management’s judgment that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement and economic viability. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

     As we continue construction of the American Centrifuge Plant, we create asset retirement obligations based on our requirements to decontaminate and decommission (“D&D”) the facility. The present value of an asset retirement obligation is recognized as a liability and an equivalent amount is recognized as part of the capitalized asset cost. The liability is accreted, or increased, over time for the time value of money. The accretion is charged to cost of sales. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period. During each reporting period, we reassess and revise the estimate of asset retirement obligations based on construction progress, cost evaluation of future D&D expectations, and other judgmental considerations.
      Income Taxes
     During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. To the extent that the final tax outcome of these matters is different than the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made. If the provision for income taxes increases/decreases by 1% of income from continuing operations, net income would have declined/improved by $1.3 million in 2007.
     Accounting for income taxes involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. In assessing the realization of deferred tax assets, we determine whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. Factors that may affect estimates of future taxable income include, but are not limited to, competition, changes in revenue, costs or profit margins, market share and developments related to the American Centrifuge technology. We have determined that it is more likely than not that deferred tax assets will be realized. At December 31, 2007, our net deferred tax assets were $229.6 million.
     Determining the need for or the amount of a valuation allowance involves judgments, estimates and assumptions. We review historical results, forecasts of taxable income based upon business plans, eligible carryforward periods, periods over which deferred tax assets are expected to reverse, developments related to the American Centrifuge technology, tax planning opportunities, and other relevant considerations. The underlying assumptions may change from period to period. In the event we were to determine that it is more likely than not that all or some of the deferred tax assets will not be realized in future years, a valuation allowance would result.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2007, the liability for unrecognized tax benefits, included in other long-term liabilities, was $10.8 million and accrued interest and penalties totaled $1.9 million.

Results of Operations
     Segment Information
     We have two reportable segments measured and presented through the gross profit line of our income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and its contractors at the Portsmouth and Paducah GDPs as well as nuclear energy services and technologies provided by NAC. Intersegment sales between our reportable segments were less than $0.1 million in each year presented below and have been eliminated in consolidation. Segment information for the years ended December 31, 2007, 2006 and 2005 follows (in millions):

		U.S. Government
	LEU Segment	Contracts Segment	Total
2007
Revenue	$1,734.0	$194.0	$1,928.0
Cost of sales	1,473.6	166.9	1,640.5

Gross profit.	$260.4	$27.1	$287.5

2006
Revenue	$1,654.1	$194.5	$1,848.6
Cost of sales	1,349.2	162.5	1,511.7

Gross profit.	$304.9	$32.0	$336.9

2005
Revenue	$1,346.9	$212.4	$1,559.3
Cost of sales	1,148.4	181.4	1,329.8

Gross profit.	$198.5	$31.0	$229.5

      Revenue
     Total revenue increased $79.4 million (or 4%) in 2007 compared to 2006 and $289.3 million (or 19%) in 2006 compared to 2005, primarily driven by an increase in revenue from the LEU segment of $79.9 million (or 5%) in 2007 compared to 2006 and $307.2 million (or 23%) in 2006 compared to 2005. Revenue from the LEU segment for the years ended December 31, 2007, 2006 and 2005 follow (in millions):

	Years Ended December 31,
	2007	2006	2005
SWU Revenue	$1,570.5	$1,337.4	$1,085.6
Uranium Revenue	163.5	316.7	261.3

Total LEU Revenue	$1,734.0	$1,654.1	$1,346.9

     Revenue from the sales of SWU increased $233.1 million (or 17%) in 2007 compared to 2006. In 2007, the volume of SWU sold increased 8% and the average price billed to customers increased 9%. The increase in volume reflects net increases in purchases by customers and the timing of utility customer refuelings. The increase in the average price reflects higher prices charged to customers under contracts signed in recent years, price increases from contractual provisions for inflation and market adjustments, and the mix of deliveries under newer versus older contracts.

     Revenue from the sales of SWU increased $251.8 million (or 23%) in 2006 compared to 2005. In 2006, the volume of SWU sold increased 18% and the average price billed to customers increased 5%. The increase in volume reflects net increases in purchases by customers and the timing of utility customer refuelings. The increase in the average price reflects higher prices charged to customers under contracts signed in recent years, price increases from contractual provisions for inflation, and the mix of deliveries under newer versus older contracts.
     Under SWU barter contracts, USEC exchanges SWU for uranium. Revenue from the sales of SWU under barter contracts, based on the estimated fair value of uranium received in exchange for SWU, was $50.8 million in 2007, $12.5 million in 2006 and $11.9 million in 2005.
     Revenue from sales of uranium declined $153.2 million (or 48%) in 2007 compared to 2006. The average price for uranium delivered increased 29% in 2007 and the volume of uranium sold declined 60%. In 2006, revenue from sales of uranium increased $55.4 million (or 21%) compared to 2005. The average price for uranium delivered increased 45% in 2006 and the volume of uranium sold declined 17%. The increases in average price reflect higher-priced contracts signed with customers in recent years. The decreased volumes of uranium sold reflect declines in our inventory of uranium available for sale.
     Revenue from our U.S. government contracts segment follows (in millions):

	Years Ended December 31,
	2007	2006	2005
Contract work at Portsmouth	$157.4	$156.7	$167.5
Contract work at Paducah	11.5	11.6	17.2
NAC	25.1	26.2	27.7

U.S. government contracts segment revenue	$194.0	$194.5	$212.4

     Revenue from the U.S. government contracts segment declined slightly in 2007 compared to 2006. The net decline in contract work at NAC was partially offset by an additional scope of work performed under the cold shutdown contract at the Portsmouth GDP. The increase in revenue at Portsmouth was partially offset by a reduction resulting from the completion of the legacy centrifuge equipment removal project in August 2006.
     Revenue from the U.S. government contracts segment declined $17.9 million (or 8%) in 2006 compared to 2005, primarily due to declines in DOE and other contract work at the Portsmouth and Paducah GDPs. Contract work to provide support services to DOE contractors at both GDPs was reduced in 2006 compared to 2005, and the removal of legacy equipment and refurbishment of the centrifuge process buildings at the Portsmouth GDP was completed in August 2006. Revenue at the Portsmouth GDP also decreased in 2006 compared to 2005 as a result of the final settlement of the project-to-date incentive fee earned on the cold standby contract in 2005 that was not replicated in 2006. These reductions in 2006 revenues compared to 2005 were partially offset by additional work associated with the remediation of out-of-specification uranium for DOE during the year.
     Cost of Sales
     Cost of sales for SWU and uranium increased $124.4 million (or 9%) in 2007 and $200.8 million (or 17%) in 2006 compared to the corresponding prior periods, resulting primarily from increases in the volume of SWU sold of 8% in 2007 and 18% in 2006. Cost of sales per SWU was 7% higher in 2007 and 2% higher in 2006 reflecting increases in average inventory costs. Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period.

     Production costs increased $157.2 million (or 25%) in 2007 compared to 2006, primarily due to increases in the cost of electric power. Production levels increased 9% in 2007 and unit production costs increased 14%. The cost for electric power increased $147.3 million, reflecting an increase in the average cost per megawatt hour and an increase in megawatt hours purchased. The average cost per megawatt hour increased 22% in 2007, reflecting higher prices under the TVA power contract effective June 2006. The utilization of electric power, a measure of production efficiency, was about the same as in 2006.
     Production costs increased $97.6 million (or 18%) in 2006 compared to 2005. Production levels increased 4% in 2006 and unit production costs increased 13%. The cost for electric power increased $98.0 million, reflecting an increase in the average cost per megawatt hour and an increase in megawatt hours purchased. The average cost per megawatt hour increased 25% in 2006. The utilization of electric power was about the same as in 2005.
     Purchase costs for the SWU component of LEU under the Russian Contract increased $23.4 million in 2007 compared to 2006 and $7.9 million in 2006 compared to 2005 due to increases in the market-based purchase cost per SWU. Purchase prices paid under the Russian Contract are set by a market-based pricing formula and have increased as market prices have increased in recent years.
     Cost of sales for the U.S. government contracts segment increased $4.4 million (or 3%) in 2007 compared to 2006, primarily due to sales of lower margin contract services at NAC. Cost of sales for the U.S. government contracts segment declined $18.9 million (or 10%) in 2006 compared to 2005, primarily due to declines in DOE and other contract work at the Portsmouth and Paducah GDPs as highlighted in the revenue discussion. Portsmouth and Paducah expenses were $15.3 million less in 2006 compared to 2005 and reflect reduced contract work as well as a reduction in field operations staffing implemented at the end of 2005. In addition, NAC reduced its overall cost of sales by $3.6 million from 2005 to 2006 reflecting cost reduction initiatives and staff reductions taken during the year.
     Gross Profit
     Gross profit for the LEU segment declined $44.5 million (or 15%) in 2007 compared to 2006. The positive impact of increases in SWU and uranium sales prices in recent years was reduced in 2007 compared to 2006 as higher production and purchase costs were recognized in cost of sales. In addition, the decline in uranium sales reflects reduced uranium available for sale. Our gross profit margin was approximately 15% in 2007 compared to 18% in 2006. Gross profit for the LEU segment increased $106.4 million (or 54%) in 2006 compared to 2005. Our gross profit margin was approximately 15% in 2005.
     Gross profit for the U.S. government contracts segment declined $4.9 million (or 15%) in 2007 compared to 2006 due to sales of lower margin contract services at NAC. Gross profit for the U.S. government contracts segment increased $1.0 million (or 3%) in 2006 compared to 2005. NAC contributed $2.0 million of the increased gross profit in 2006 compared to 2005 as cost reductions exceeded reduced revenues. Offsetting NAC’s increase were declines in DOE and other contract work at the Portsmouth and Paducah GDPs, as well as the lack of incentive fees and nonrecurring items that occurred in 2005. Offsetting some of these declines in 2006 were favorable increases in allowable benefit costs used to invoice government contracts.

     Non-Segment Information
     The following table presents elements of the accompanying Consolidated Statements of Income that are not categorized by segment (amounts in millions):

	Years Ended December 31,
	2007	2006	2005

Gross profit	$287.5	$336.9	$229.5
Special charges	—	3.9	7.3
Advanced technology costs	127.3	105.5	94.5
Selling, general and administrative	45.3	48.8	61.9
Other (income)	—	—	(1.0)

Operating income	114.9	178.7	66.8
Interest expense	16.9	14.5	40.0
Interest (income)	(33.8)	(6.2)	(10.5)

Income before income taxes	131.8	170.4	37.3
Provision for income taxes	35.2	64.2	15.0

Net income	$96.6	$106.2	$22.3

     Special Charges

	Years Ended December 31,
	2007	2006	2005
	(in millions)

Special charges for organizational restructuring	$—	$1.3	$7.3
Special charge for intangible asset impairment	—	2.6	—

	$—	$3.9	$7.3

     We restructured our organization in late 2005. This included staff reductions at our headquarters and field operations and the elimination of some senior positions, resulting in the realignment of responsibilities under a smaller senior management team. The organizational restructuring resulted in special charges for termination benefits of $7.3 million in 2005, facility related charges of $1.5 million in 2006, and $0.2 million in credits in 2006 representing changes in estimates of costs for termination benefits.
     In 2006, a special charge of $2.6 million resulted from the impairment of an intangible asset related to the 2004 acquisition of NAC. The amount allocated to customer contracts and relationships from the NAC acquisition was $3.9 million, including $3.4 million related to the management of the Nuclear Materials Management and Safeguards System (“NMMSS”) for DOE. This value was based on a three-year, $25 million contract extension that runs through September 2008, and further renewals that were anticipated through 2017. In late 2006, DOE verbally communicated to NAC that the NMMSS contract will be set aside for a small business after the contract expires in 2008, and DOE issued a solicitation seeking qualified small businesses with an interest to bid. The special charge represents an impairment of the intangible asset since NAC is not considered a qualified small business as defined by DOE.

     Advanced Technology Costs
     Advanced technology costs increased $21.8 million (or 21%) in 2007 compared to 2006, and $11.0 million (or 12%) in 2006 compared to 2005, reflecting increased demonstration costs for the American Centrifuge technology.
     Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR™ storage system. NAC-related advanced technology costs were $1.3 million in 2007, $2.1 million in 2006 and $1.8 million in 2005.
     Selling, General and Administrative
     Selling, general, and administrative expenses declined $3.5 million (or 7%) in 2007 compared to 2006, reflecting a reversal of a previously accrued tax penalty of $3.4 million. We reached agreement with the IRS during the second quarter of 2007 on certain deductions related to expenditures made in the tax return years 1998 through 2000. Consulting expenses declined $0.8 million in 2007 compared to 2006. Offsetting these improvements were increased stock-based compensation expenses resulting primarily from vesting of participants in our equity compensation plans.
     Selling, general, and administrative expenses declined $13.1 million (or 21%) in 2006 compared to 2005, reflecting reductions in salaries and employee benefit expenses from the organizational restructuring of headquarters that was announced in September 2005. Salaries and employee benefit expenses declined $4.7 million, consulting expenses declined $1.0 million and office lease expenses declined $1.0 million compared to the prior year. Expenses in 2005 include a charge of $7.6 million in connection with the settlement of the executive termination matters with our former president and chief executive officer.
     Other (Income)
     In December 2005, we received $1.0 million from U.S. Customs and Border Protection as a distribution of countervailing duties to injured domestic producers under the Continued Dumping and Subsidy Offset Act of 2000. The duties were paid to us as reimbursement of certain qualifying expenses we incurred following the issuance of countervailing duty orders in 2002 against LEU from Germany, the Netherlands, and the United Kingdom.
     Operating Income
     Operating income declined $63.8 million (or 36%) in 2007 compared to 2006. The decline reflects lower gross profits and higher American Centrifuge demonstration costs.
     Operating income increased $111.9 million (or 168%) in 2006 compared to 2005. The increase reflects higher gross profits principally in the LEU business segment and lower selling, general and administrative expenses, slightly offset by higher American Centrifuge demonstration costs.
     Interest Expense and Interest Income
     Interest expense increased $2.4 million (or 17%) in 2007 compared to 2006 due to accrued interest on our $575.0 million of convertible notes issued in September 2007, and increases of accrued interest for taxes. The increase is partly offset by an increase of $3.2 million in capitalized interest related to American Centrifuge and our repayment of $288.8 million of our 6.625% senior notes on the scheduled maturity date in January 2006.

     Interest expense declined $25.5 million (or 64%) in 2006 compared to 2005. The decline resulted primarily from our repayment of the 6.625% senior notes in January 2006, and an increase of $2.4 million in capitalized interest related to American Centrifuge.
     Interest income increased $27.6 million (or 445%) in 2007 compared to 2006 due, in large part, to reversals of previously accrued interest expense on taxes and interest expense recorded upon the adoption of FIN 48 effective January 1, 2007. These reversals relate to the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2003 and agreement on outstanding matters reached with the IRS during the second quarter of 2007. The increase in interest income is also due to increased cash and investment balances resulting from the proceeds from our issuances of convertible notes and common stock in September 2007.
     Interest income declined $4.3 million (or 41%) in 2006 compared to 2005 due to reduced cash and investment balances following the senior note repayment and interest income earned in 2005 on inventory balances maintained at nuclear fuel fabricators.
     Provision for Income Taxes
     The provision for income taxes in 2007 was $35.2 million with an overall effective income tax rate of 27%. We recorded the effects of $12.6 million of tax benefits due to reversals of accruals previously recorded and those associated with the adoption of FIN 48 effective January 1, 2007. Excluding these effects, our effective tax rate would have been 36% in 2007. The most significant items in the remaining difference between the effective tax rate in 2007 as compared to the statutory federal and state income tax rate include the positive effects related to our manufacturing deduction and research and other tax credits.
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
     Net Income
     Net income declined $9.6 million (or $.18 per share) in 2007 compared to 2006, reflecting the after-tax impacts of lower gross profits and higher American Centrifuge demonstration costs, partly offset by $22.1 million of tax-related effects from the impact of reversals of accruals previously recorded and those associated with the adoption of FIN 48, released upon the U.S. federal statute of limitations expiration with respect to tax return years 1998 through 2003 and the completion of the IRS examination for all tax years through 2003. The decline in net income per share also reflects our issuance of 23 million shares of common stock in September 2007.
     Net income increased $83.9 million (or $.96 per share) in 2006 compared to 2005. The improvement primarily reflects the after-tax impacts of higher gross profits in the LEU business segment and decreases in interest expense as well as lower selling, general and administrative expenses, slightly offset by higher American Centrifuge demonstration costs.

2008 Outlook
     USEC has historically delivered LEU containing 10 to 12 million SWU annually. Deliveries in 2004 were at the low end of that range while deliveries in 2006 were at the high end of that range. Due to movement in the timing of customer deliveries into 2007, the refueling schedule for customer nuclear reactors and customers ordering more SWU in order to deliver less uranium in response to sharply higher uranium prices, deliveries in 2007 were above that historic average. Because a majority of the reactors served by USEC are refueled on an 18-to-24 month cycle, we anticipate a decline in deliveries in 2008, followed by delivery levels in 2009 roughly similar to 2007.
     USEC expects total revenue in a range of $1.7 to $1.78 billion in 2008. Revenue from SWU is expected to be in a range of $1.3 to $1.35 billion. We expect SWU volume to be down 15% to 20% and average price billed to customers to be nearly unchanged from 2007. Uranium revenue is expected to be relatively flat compared to 2007 at approximately $200 million, but the recognition of revenue from uranium will be subject to the timing of the uranium in LEU deliveries. While we have a view of the timing of uranium revenue recognition based on anticipated LEU deliveries, an increase in uranium revenue in 2008 from what we are projecting would substantially improve the gross profit margin. We expect uranium volume to decline 10% but the average price billed to customers to rise by 20%. Revenue from government services and other is expected to total approximately $215 million.
     The price of electric power continues to play an important role in our production costs but a five-year power agreement signed with the Tennessee Valley Authority in 2007 will moderate the increase compared to the past two years. The price we will pay Russia for LEU purchased under the Megatons to Megawatts program is expected to increase by about 10% in 2008 compared to 2007. This price is set under a multi-year retrospective view of market prices and the long-term price for SWU has increased 24% in the past two years. The cost of sales, reflecting higher production and purchase costs rolling though our inventory, is increasing faster than our average price billed to customers, putting pressure on our gross profit margin. We expect our gross profit margin in 2008 will be roughly 13% to 14%, compared to 14.9% in 2007.
     Below the gross profit line, USEC expects selling, general and administrative expense to be approximately $55 million and net interest to be positive by approximately $9 million. We anticipate our income tax rate will be close to the combined federal and state statutory rate. At this time, we are in the midst of updating our project budget for the American Centrifuge Plant. Although a substantial portion of the roughly $650 to $700 million in ACP spending in 2008 will be capitalized, we are continuing development and demonstration efforts that are expensed. We continue our efforts to identify improvements in design, assembly and operations that can help to ensure reliability and lower the cost of the AC100 machine. We expect to expense roughly $125 million of advanced technology spending during 2008.
     The ranges involved in our guidance for SWU revenue and gross profit margin create a wider than usual range for net income guidance for 2008. USEC expects net income in 2008 in the range of $25 to $45 million. Our earnings guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect net income are:
•	The timing of recognition of previously deferred revenue and deferred revenue related to uranium deliveries;

•	Movement and timing of customer orders;

•	Changes in inflation and in SWU and uranium market prices;

•	Additional uranium sales made possible by underfeeding the production process at the Paducah GDP; and

•	The amount of spending on the American Centrifuge plant that is classified as expense.

     Cash flow used in operations in 2008 is expected to be $60 to $80 million. The reduction in cash flow compared to 2007 is a result of lower expected SWU sales and timing of orders expected to be delivered in the fourth quarter of 2008. Other factors include higher disbursements for electric power as we build LEU inventory for future deliveries and increased costs for purchases from Russia under the Megatons to Megawatts program. Cash flow used in operations in 2008 reflects our expectation to expense roughly $125 million in advanced technology spending. We expect cash flow from operations to significantly improve in 2009. We expect revenue in December 2008 to account for about 15% of 2008 total revenue and we will collect that cash in early 2009. We also expect SWU sales volumes in 2009 to return to levels seen in 2007 and for average prices billed to customers to improve.
Liquidity and Capital Resources
     We provide for our liquidity requirements through our cash balances, working capital, access to our bank credit facility and through the net proceeds from our September 2007 issuances of convertible notes and common stock. We anticipate that our cash, expected internally generated cash flow from operations and available borrowings under our revolving credit facility will be sufficient over the next 12 months to meet our cash needs, including the funding of American Centrifuge project activities and the repayment of the January 2009 senior notes. However, under our current schedule and anticipating the additional maturity and progress of the American Centrifuge project, we expect that we will seek to raise debt for the American Centrifuge project in late 2008. Additional funds may be necessary sooner than we currently anticipate in the event of changes in schedule, increases above our target cost estimate, unanticipated prepayments to suppliers, increases in financial assurance, unanticipated costs due to delivery delays under the Russian Contract, cost overruns or any shortfall in our estimated levels of operating cash flow, or to meet other unanticipated expenses. We cannot assure you that we will be able to obtain additional financing on a timely basis, on acceptable terms, or at all. See “Risk Factors — Deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.”
     The change in cash and cash equivalents from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Years Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$109.2	$278.1	$188.9
Net cash (used in) investing activities	(170.4)	(79.6)	(26.3)
Net cash provided by (used in) financing activities	775.9	(286.2)	(78.3)

Net increase (decrease) in cash and cash equivalents	$714.7	$(87.7)	$84.3

     Operating Activities
     During 2007, we generated net cash flow from operating activities of $109.2 million. Results of operations of $96.6 million and $39.5 million in non-cash adjustments for depreciation and amortization contributed to our operating cash. Results of operations include approximately $22.1 million of non-cash related reversals of tax-related accruals previously recorded and those associated with the adoption of FIN 48. These increases in cash flow were slightly offset by the timing of other balance sheet items.

     During 2006, we generated net cash flow from operating activities of $278.1 million. Results of operations contributed $106.2 million to cash flow and $36.7 million in non-cash adjustments for depreciation and amortization. A reduction in net inventory balances of $176.1 million period to period also contributed to cash flow, as we sold from existing inventories as well as from current production. Reductions in accounts payable and other liabilities reduced cash flow from operations by $82.1 million during the period, principally from tax payments, prepayment modifications under the amended TVA contract, and payments to our former president and chief executive officer in settlement of his claims. The timing of other balance sheet items, principally the timing of accounts receivable collections, also contributed to the increase in cash flow.
     During 2005, we generated net cash flow from operating activities of $188.9 million. Results of operations contributed $22.3 million of cash flow and $35.0 million in non-cash adjustments for depreciation and amortization. Cash flow in 2005 had benefited from a net inventory reduction or liquidation of $76.3 million and an increase in the amount owed from timing of payments for the SWU component of LEU acquired by us under the Russian Contract of $21.9 million. In addition, $42.0 million of deferred profits relating to LEU and uranium that were sold but not shipped during the year increased cash flow. These increases in cash flow were slightly offset by the timing of other balance sheet items.
     Investing Activities
     Capital expenditures were $137.2 million in 2007, $44.8 million in 2006 and $26.3 million in 2005. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed of $16.9 million. Cash flows used in investing activities also include interest-earning cash deposits of $33.2 million in 2007 and $34.8 million in 2006 as collateral for surety bonds. The surety bonds represent financial assurance relating primarily to the future disposition of depleted uranium generated in our enrichment process and American Centrifuge decontamination and decommissioning.
     Financing Activities
     In September 2007, we raised net proceeds, after underwriter commissions and offering expenses, of approximately $775 million through the concurrent issuance of 23 million shares of common stock and $575.0 million in aggregate principal amount of convertible notes. Other issuances of common stock, primarily from the exercise of stock options, and related tax benefit provided cash flow from financing activities of $0.5 million in 2007, $2.5 million in 2006, and $8.8 million in 2005. There were 110.6 million shares of common stock outstanding at December 31, 2007, compared with 87.1 million at December 31, 2006, an increase of 23.5 million shares (or 27%) and 86.6 million at December 31, 2005, or an increase from 2005 to 2006 of 0.5 million shares (or 1%).
     During 2007, aggregate borrowings and repayments under our bank credit facility amounted to $75.1 million, and the peak amount borrowed was $61.4 million. There were no short-term borrowings under the revolving credit facility at December 31, 2007 or at December 31, 2006.
     We repaid the remaining principal balance of our 6.625% senior notes of $288.8 million on the scheduled maturity date of January 20, 2006 using cash on hand and borrowing under our bank credit facility of approximately $78.5 million. We repaid the $78.5 million borrowing with funds from operations by the end of January 2006.
     In February 2006, the Board of Directors voted to discontinue paying a common stock dividend in order to redirect those funds to reduce the level of external financing needed for construction of the American Centrifuge Plant. Dividends paid to stockholders amounted to $47.3 million in 2005 (or a quarterly rate of $0.1375 per share).

     Working Capital

	December 31,
	2007	2006
	(millions)
Cash and cash equivalents	$886.1	$171.4
Accounts receivable — trade	252.9	215.9
Current inventories, net	831.1	843.1
Other current assets and liabilities, net	(255.3)	(246.4)

Working capital	$1,714.8	$984.0

     Our issuance of 23 million shares of common stock and $575.0 million of convertible notes contributed to the increase in cash and cash equivalents at December 31, 2007. The slight decline in net current inventories reflects a reduction in SWU and uranium quantities of approximately 20% offset by increases in average costs. The decrease in SWU quantities was planned based on expected near-term deliveries as of year-end, whereas the decrease in uranium quantities reflects declining uranium inventories available for sale.
     Capital Structure and Financial Resources
     At December 31, 2007, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014 and $150.0 million of 6.75% senior notes due January 20, 2009. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. We may, from time to time, purchase our outstanding 6.75% senior notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material. Our debt to total capitalization ratio was 36% at December 31, 2007 and 13% at December 31, 2006.
     In August 2005, we entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and our subsidiaries. The credit facility is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Borrowings under the facility are subject to limitations based on established percentages of eligible accounts receivable and inventory. Financing costs of $3.5 million related to the facility were deferred and amortized over the five-year life.
     Utilization of the revolving credit facility at December 31, 2007 and December 31, 2006 follows (in millions):

	December 31,
	2007	2006
Short-term borrowings	$—	$—
Letters of credit	38.4	35.8
Available credit	361.6	346.2
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of December 31, 2007, we were in compliance with all of the covenants. In September 2007, the revolving credit facility was amended to specifically permit the issuance of our convertible senior notes, and any conversion of the convertible senior notes into common stock.
     Our current credit ratings are as follows:

	Standard & Poor's	Moody's
Corporate credit/family rating 3.0% convertible senior notes 6.75% senior notes Outlook	B- CCC CCC Negative	B3 unrated Caa2 Negative
     We do not have any debt obligations that are accelerated or in which interest rates increase in the event of a credit rating downgrade, although reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future.
     Even with the proceeds of our securities issuance in September 2007, we will still need to raise a significant amount of additional capital to complete the American Centrifuge project. Under our current schedule and anticipating the additional maturity and progress of the project, we expect that we will seek to raise debt in late 2008.
     We have been pursuing the possibility of U.S. government loan guarantees under authorized programs to support financing of the American Centrifuge. We have been an active participant in these programs, submitting a pre-application in December 2006 and also provided feedback to DOE in response to its Notice of Proposed Rulemaking for the loan guarantee program. In October 2007, DOE finalized its regulations for the program. DOE also invited 16 non-nuclear projects to submit full applications for a loan guarantee. The American Centrifuge project was not among those invited to submit a full application at that time. However, in December 2007, federal legislation authorized funding levels for the program, including up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. We expect to apply for a guarantee under the program when DOE requests applications, which we expect to be later this year.
     If further progress is not made on a loan guarantee program, or we are not successful obtaining a loan guarantee, we expect to seek to obtain financing from the debt markets. However, the availability of public market financing for a large capital project such as American Centrifuge is extremely limited in the current market environment.

     Financial Assurances and Related Liabilities
     The NRC requires that we guarantee the disposition of our depleted uranium and stored wastes with financial assurance. The financial assurance in place for depleted uranium and stored wastes is based on the quantity of depleted uranium and waste at the end of the prior year plus expected depleted uranium generated over the coming year. The financial assurance requirements for 2008, principally the amount associated with disposition of depleted uranium, total $188.3 million, or $33.6 million greater than 2007. The increase primarily reflects an increase in the quantity of depleted uranium, and to a lesser extent, an increase in the unit disposition cost. The unit disposition cost for purposes of the financial assurance requirement includes additional contingencies and other potential costs to meet NRC requirements. The financial assurance requirements for 2008 are covered by a combination of a $24.1 million letter of credit and $164.2 million under surety bonds. The amount of financial assurance needed in the future could increase by an estimated $30 to $40 million per year depending on production volumes and the estimated unit disposition cost defined by the NRC requirement.
     The liability for the disposition of depleted uranium generated to date, included in long-term liabilities, increased $26.8 million to $98.3 million at December 31, 2007, compared with December 31, 2006. The increase primarily reflects depleted uranium generated in 2007 and, to a lesser extent, an increase in the estimated unit disposition cost. Our estimated cost and accrued liability, as well as financial assurance we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
     Financial assurances are also provided for the ultimate decontamination and decommissioning (“D&D”) of the American Centrifuge facilities. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, we are obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear). We are required to provide financial assurance to the NRC incrementally based on facility construction and centrifuge installation achieved to date as well as anticipated in the coming year. We are also required to provide financial assurance to DOE in an amount equal to our current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of us by the NRC for decommissioning. As of December 31, 2007, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $41.6 million that supports estimated construction progress through May 2008. The surety bonds are partially collateralized with interest-earning cash deposits.
     USEC’s financial assurance requirements will increase commensurate with facility construction and operations and our projection of activity for the following year. As part of our license to operate the American Centrifuge Plant, we provide the NRC with a projection of the total D&D cost. The current estimate of the total cost related to NRC requirements is $317.7 million in 2006 dollars, and the projected total incremental lease turnover cost related to DOE is estimated to be $27.6 million in 2006 dollars. We anticipate adding approximately $42 million of financial assurance during 2008, as construction progresses, through issuance of surety bonds, partially collateralized with interest-earning cash deposits. By the end of 2009, the total amount of D&D-related financial assurance for facility construction and centrifuge installation could be roughly $230 million. Financial assurance will also be required for the disposition of depleted uranium generated from future centrifuge operations.

     The differences in recording our long-term liability for depleted uranium disposition and asset retirement obligation compared to the financial assurance amounts are more fully explained in note 12 of the notes to the consolidated financial statements.
     Surety bonds for the disposition of depleted uranium and for D&D are partially collateralized by interest-earning cash deposits included in other long-term assets. A summary of financial assurances, related liabilities and cash collateral follows (in millions):

	December 31,
	2007	2006
Depleted Uranium:
Long-term liability for depleted uranium disposition	$98.3	$71.5

Financial assurance primarily for depleted uranium:
Letters of credit	$24.1	$24.1
Surety bonds	164.2	130.6

Total financial assurance for depleted uranium	$188.3	$154.7

Decontamination and decommissioning (“D&D”) of American Centrifuge:
Long-term liability for asset retirement obligation	$4.4	$8.8

Financial assurance related to D&D:
Letters of credit	$—	$—
Surety bonds	41.6	8.8

Total financial assurance related to D&D	$41.6	$8.8

Other financial assurance:
Letters of credit	$14.3	$11.7
Surety bonds	2.2	3.6

Total other financial assurance	$16.5	$15.3

Total financial assurance:
Letters of credit	$38.4	$35.8
Surety bonds	208.0	143.0

Total financial assurance	$246.4	$178.8

Cash collateral deposit for surety bonds	$97.0	$60.8

     Contractual Commitments
     USEC had contractual commitments at December 31, 2007, estimated as follows (in millions):

		2009 —	2011 —
	2008	2010	2012	Thereafter	Total
Financing (1):
Long-term debt	$—	$150.0	$—	$575.0	$725.0
Interest on long-term debt	27.5	39.6	34.5	34.5	136.1

	27.5	189.6	34.5	609.5	861.1

Purchase Commitments:
Power for the Paducah GDP (2)	508.2	1,029.5	712.4	—	2,250.1
SWU and uranium for resale (3)	599.5	1,329.0	1,480.7	695.4	4,104.6
American Centrifuge (4)	38.9	43.1	37.2	—	119.2
Other (5)	19.4	—	—	—	19.4

	1,166.0	2,401.6	2,230.3	695.4	6,493.3

Expected payments on operating leases	7.4	12.1	9.1	64.3	92.9
Other long-term liabilities (6)	12.4	64.8	10.3	250.0	337.5

	$1,213.3	$2,668.1	$2,284.2	$1,619.2	$7,784.8

(1)	The 6.750% senior notes amounting to $150.0 million are due January 20, 2009, and the 3.0% convertible senior notes amounting to $575.0 million are due October 1, 2014, assuming no conversion to shares of common stock.

(2)	Capacity under the TVA power purchase agreement is fixed. Prices are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased power costs, and related costs.

(3)	Commitments to purchase SWU and uranium for resale include commitments to purchase SWU under the Russian Contract and to purchase uranium from suppliers. Prices under the Russian Contract are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective view of the index is used to minimize the disruptive effect of any short-term price swings. Actual amounts will vary based on changes in the price points.

(4)	Supply agreements for the purchase of materials, goods and services for the manufacture of centrifuge machines to be used in the American Centrifuge Plant. Prices for minimum purchase commitments above are subject to adjustment for inflation. Contractual provisions for termination payments total $47 million for these agreements.

(5)	Purchase commitments are enforceable and legally binding and consist of purchase orders or contracts issued to vendors and suppliers to procure materials and services.

(6)	Other long-term liabilities reported on the balance sheet include pension benefit obligations and postretirement health and life benefit obligations amounting to $153.6 million, accrued depleted uranium disposition costs of $98.3 million, the long-term portion of accrued lease turnover costs of $52.2 million and the liability for unrecognized tax benefits of $10.8 million.
     Off-Balance Sheet Arrangements
     In December 2006, DOE signed an agreement with us licensing U.S. gas centrifuge technology to USEC for use in building new domestic uranium enrichment capacity. We will pay royalties to the U.S. government on annual revenues from sales of LEU produced in the American Centrifuge Plant. The royalty ranges from 1% to 2% of annual gross revenue from these sales. Payments are capped at $100 million over the life of the technology license. Other than the letters of credit issued under the credit facility, the surety bonds and certain contractual commitments discussed above, there were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2007 or 2006.

Environmental Matters
     In addition to estimated costs for the future disposition of depleted uranium, we incur costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of its operations. Environmental liabilities associated with GDP operations prior to July 28, 1998, are the responsibility of the U.S. government, except for liabilities relating to certain identified wastes generated by us and stored at the GDPs. DOE remains responsible for decontamination and decommissioning of the GDPs. Operating costs for environmental compliance, including estimated costs relating to the future disposition of depleted uranium, amounted to $44.9 million in 2007, $32.2 million in 2006, and $32.3 million in 2005.
     USEC and certain federal agencies were identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, for a site in Barnwell, South Carolina, previously operated by Starmet CMI (“Starmet”), one of our former contractors. In February 2004, we entered into an agreement with the U.S. Environmental Protection Agency (“EPA”) to clean up certain areas at Starmet’s Barnwell site. Under the agreement, we were responsible for removing certain material from the site that was attributable to quantities of depleted uranium we had sent to the site. In December 2005, the EPA confirmed that we completed our clean-up obligations under the agreement.
     In June 2007, the EPA notified us that the agency had spent approximately $7.6 million in its remediation of retention ponds at the Barnwell site. The EPA indicated verbally that it would seek reimbursement of this amount from us and the federal agencies that had previously been identified as potentially responsible parties. It further suggested that our share of the reimbursement expense would be approximately $3.2 million. Based on this information, we accrued a current liability of $3.2 million in the second quarter of 2007. However, based on ongoing discussions with the EPA, we now believe the actual amount of our liability is in the range of $1.0 million to $3.2 million.
New Accounting Standards Not Yet Implemented
     Reference is made to new accounting standards not yet implemented in note 1 of the notes to the consolidated financial statements for information on new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     At December 31, 2007, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     We have not entered into financial instruments for trading purposes. At December 31, 2007, the fair value of our debt and related balance sheet carrying amounts follow (in millions):

	Balance Sheet	Fair
	Carrying Amount	Value
Debt:
6.75% senior notes due January 20, 2009	$150.0	$142.7
3.0% convertible senior notes due October 1, 2014	575.0	568.0

	$725.0	$710.7

     The fair value of the 6.75% senior notes is based on a credit-adjusted spread over U.S. Treasury securities with similar maturities and the fair value of the 3.0% convertible senior notes is based on quoted market prices.
     Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:
•	commodity price risk for electric power requirements for the Paducah GDP (refer to “Overview — Cost of Sales” and “Results of Operations — Cost of Sales”),

•	commodity price risk for raw materials needed for construction of the American Centrifuge Plant, that could affect the overall cost of the project (refer to Item 1A. Risk Factors — Cost increases and uncertainty regarding the costs of the American Centrifuge Plant could adversely affect our ability to finance and deploy the American Centrifuge Plant.), and

•	interest rate risk relating to any outstanding borrowings at variable interest rates under the $400.0 million revolving credit agreement (refer to “Liquidity and Capital Resources — Capital Structure and Financial Resources”).
Item 8. Consolidated Financial Statements and Supplementary Data
     Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15.
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
     Management assessed the effectiveness of USEC’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of USEC’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

     Changes in Internal Control Over Financial Reporting
     There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Certain information regarding executive officers is included in Part I of this annual report. Additional information concerning directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 24, 2008.
Item 11. Executive Compensation
     Information concerning management compensation is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 24, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 24, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information concerning certain relationships and related transactions and director independence is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 24, 2008.
Item 14. Principal Accountant Fees and Services
     Information concerning principal accountant fees and services is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 24, 2008.

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

USEC Inc.
February 26, 2008	/s/ John K. Welch
John K. Welch
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John K. Welch John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2008

/s/ John C. Barpoulis John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2008

/s/ J. Tracy Mey J. Tracy Mey	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2008

/s/ James R. Mellor James R. Mellor	Chairman of the Board	February 26, 2008

/s/ Michael H. Armacost Michael H. Armacost	Director	February 26, 2008

/s/ Joyce F. Brown Joyce F. Brown	Director	February 26, 2008

/s/ Joseph T. Doyle Joseph T. Doyle	Director	February 26, 2008

/s/ H. William Habermeyer H. William Habermeyer	Director	February 26, 2008

/s/ John R. Hall John R. Hall	Director	February 26, 2008

/s/ William J. Madia William J. Madia	Director	February 26, 2008

/s/ W. Henson Moore W. Henson Moore	Director	February 26, 2008

/s/ Joseph F. Paquette, Jr. Joseph F. Paquette, Jr.	Director	February 26, 2008

USEC Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of USEC Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for stock based compensation as of January 1, 2006. As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006. As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes as of January 1, 2007.
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
PricewaterhouseCoopers LLP
McLean, Virginia
February 22, 2008

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$886.1	$171.4
Accounts receivable — trade	252.9	215.9
Inventories:
Separative work units	677.3	701.7
Uranium	465.9	189.1
Materials and supplies	10.2	9.2

Total Inventories	1,153.4	900.0
Deferred income taxes	49.5	24.0
Other current assets	88.7	97.8

Total Current Assets	2,430.6	1,409.1
Property, Plant and Equipment, net	292.2	189.9
Other Long-Term Assets
Deferred income taxes	180.1	156.2
Deposit for surety bonds	97.0	60.8
Pension asset	67.1	13.8
Inventories	—	24.2
Bond financing costs, net	13.8	—
Goodwill	6.8	6.8
Intangibles	0.2	0.6

Total Other Long-Term Assets	365.0	262.4

Total Assets	$3,087.8	$1,861.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$162.2	$129.1
Payables under Russian Contract	112.2	105.3
Inventories owed to customers and suppliers	322.3	56.9
Deferred revenue and advances from customers	119.1	133.8

Total Current Liabilities	715.8	425.1
Long-Term Debt	725.0	150.0
Other Long-Term Liabilities
Depleted uranium disposition	98.3	71.5
Postretirement health and life benefit obligations	130.6	128.7
Pension benefit liabilities	23.0	20.2
Other liabilities	85.6	79.9

Total Other Long-Term Liabilities	337.5	300.3
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 250,000,000 shares authorized, 123,320,000 and 100,320,000 shares issued	12.3	10.0
Excess of capital over par value	1,186.2	970.6
Retained earnings	215.2	137.5
Treasury stock, 12,741,000 and 13,178,000 shares	(92.9)	(95.5)
Accumulated other comprehensive loss, net of tax	(11.3)	(36.6)

Total Stockholders’ Equity	1,309.5	986.0

Total Liabilities and Stockholders’ Equity	$3,087.8	$1,861.4

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue:
Separative work units	$1,570.5	$1,337.4	$1,085.6
Uranium	163.5	316.7	261.3
U.S. government contracts and other	194.0	194.5	212.4

Total revenue	1,928.0	1,848.6	1,559.3

Cost of sales:
Separative work units and uranium	1,473.6	1,349.2	1,148.4
U.S. government contracts and other	166.9	162.5	181.4

Total cost of sales	1,640.5	1,511.7	1,329.8

Gross profit	287.5	336.9	229.5
Special charges	—	3.9	7.3
Advanced technology costs	127.3	105.5	94.5
Selling, general and administrative	45.3	48.8	61.9
Other (income)	—	—	(1.0)

Operating income	114.9	178.7	66.8
Interest expense	16.9	14.5	40.0
Interest (income)	(33.8)	(6.2)	(10.5)

Income before income taxes	131.8	170.4	37.3
Provision for income taxes	35.2	64.2	15.0

Net income	$96.6	$106.2	$22.3

Net income per share:
Basic	$1.04	$1.22	$.26
Diluted	$.94	$1.22	$.26
Weighted average number of shares outstanding:
Basic	93.0	86.6	86.1
Diluted	105.8	86.8	86.6
Dividends per share	$—	$—	$.55
See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$96.6	$106.2	$22.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.5	36.7	35.0
Deferred income taxes	(40.6)	(13.4)	(43.2)
Impairment of intangible asset	—	2.6	—
Changes in operating assets and liabilities:
Accounts receivable — (increase) decrease	(37.0)	40.8	(18.2)
Inventories — net (increase) decrease	36.2	176.1	76.3
Payables under Russian Contract — increase (decrease)	6.9	(6.3)	21.9
Deferred revenue, net of deferred costs — increase (decrease)	5.1	(3.7)	42.0
Accrued depleted uranium disposition	26.8	24.5	19.8
Accounts payable and other liabilities — increase (decrease)	(25.1)	(82.1)	26.2
Other, net	0.8	(3.3)	6.8

Net Cash Provided by Operating Activities	109.2	278.1	188.9

Cash Flows Used in Investing Activities
Capital expenditures	(137.2)	(44.8)	(26.3)
Deposits for surety bonds	(33.2)	(34.8)	—

Net Cash (Used in) Investing Activities	(170.4)	(79.6)	(26.3)

Cash Flows Provided by (Used in) Financing Activities
Borrowings under credit facility	75.1	133.8	4.7
Repayments under credit facility	(75.1)	(133.8)	(4.7)
Repayment and repurchases of senior notes, including premiums	—	(288.8)	(36.3)
Tax benefit related to stock-based compensation	0.9	0.4	—
Proceeds from issuance of convertible senior notes	575.0	—	—
Payments made for deferred financing costs	(14.3)	(0.3)	(3.5)
Common stock issued, net of issuance costs	214.3	2.5	8.8
Dividends paid to stockholders	—	—	(47.3)

Net Cash Provided by (Used in) Financing Activities	775.9	(286.2)	(78.3)

Net Increase (Decrease)	714.7	(87.7)	84.3
Cash and Cash Equivalents at Beginning of Period	171.4	259.1	174.8

Cash and Cash Equivalents at End of Period	$886.1	$171.4	$259.1

Supplemental Cash Flow Information
Interest paid	$6.9	$19.3	$32.6
Income taxes paid	101.9	107.3	38.7
See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

	Common					Accumulated
	Stock,	Excess of				Other
	Par Value	Capital			Deferred	Compre-	Total	Compre-
	$.10 per	over	Retained	Treasury	Comp-	hensive	Stockholders’	hensive
	Share	Par Value	Earnings	Stock	ensation	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2004	$10.0	$963.9	$56.3	$(109.2)	$(1.6)	$(0.7)	$918.7
Common stock issued:
Proceeds from exercise of stock options	—	0.3	—	5.1	—	—	5.4	—
Restricted and other stock issued, net of amortization	—	6.4	—	4.6	(1.1)	—	9.9	—
Dividends paid to stockholders	—	—	(47.3)	—	—	—	(47.3)	—
Minimum pension liability, net of income tax benefit of $0.9 million	—	—	—	—	—	(1.4)	(1.4)	(1.4)
Net income	—	—	22.3	—	—	—	22.3	22.3

Balance at December 31, 2005	10.0	970.6	31.3	(99.5)	(2.7)	(2.1)	907.6	$20.9

Common stock issued:
Proceeds from exercise of stock options	—	—	—	2.1	—	—	2.1	—
Restricted and other stock issued, net of amortization	—	2.7	—	1.9	—	—	4.6	—
Eliminate deferred compensation under SFAS No. 123(R)	—	(2.7)	—	—	2.7	—	—	—
Reduction in minimum pension liability, net of income tax of $0.5 million	—	—	—	—	—	1.1	1.1	1.1
Recognition of funding status of retirement plans under SFAS No. 158, net of income tax benefit of $26.9 million	—	—	—	—	—	(35.6)	(35.6)	—
Net income	—	—	106.2	—	—	—	106.2	106.2

Balance at December 31, 2006	10.0	970.6	137.5	(95.5)	—	(36.6)	986.0	$107.3

Implementation of FIN 48, net of income tax benefit of $7.5 million (Note 6)	—	—	(18.9)	—	—	—	(18.9)	—
Common stock issued:
Proceeds from issuance of common stock	2.3	211.5	—	—	—	—	213.8	—
Proceeds from exercise of stock options	—	—	—	0.8	—	—	0.8	—
Restricted and other stock issued, net of amortization	—	4.1	—	1.8	—	—	5.9	—
Amortization of actuarial losses and prior service costs (credits) and valuation revisions, net of income tax of $14.8 million	—	—	—	—	—	25.3	25.3	25.3
Net income	—	—	96.6	—	—	—	96.6	96.6

Balance at December 31, 2007	$12.3	$1,186.2	$215.2	$(92.9)	$—	$(11.3)	$1,309.5	$121.9

See notes to consolidated financial statements.

USEC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     USEC Inc. (“USEC”) is a global energy company and is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants.
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
Consolidation
     The consolidated financial statements include the accounts of USEC Inc., its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries including NAC International Inc. (“NAC”). All material intercompany transactions are eliminated. Certain amounts in the notes to the consolidated financial statements have been reclassified to conform with the current presentation.
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
     SWU costs are based on production costs at the plants and purchase costs under the Russian Contract. Production costs consist principally of electric power, labor and benefits, depleted uranium disposition cost estimates, materials, depreciation and amortization and maintenance and repairs. The cost of the SWU component of LEU purchased under the Russian Contract is recorded at acquisition cost plus related shipping costs.
     Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. The quantity of uranium that is earned or added to uranium inventory from underfeeding is accounted for as a byproduct of the enrichment process. Production costs are allocated to the uranium earned based on the net realizable value of the uranium, and the remainder of production costs is allocated to SWU inventory costs.
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

     Certain customers make advance payments to be applied against future orders or deliveries. Advances from customers are reported as deferred revenue, and revenue is recognized as LEU is delivered. Under SWU barter contracts, USEC exchanges SWU for uranium. Revenue from the sale of SWU under barter contracts is recognized at the time LEU is delivered and is based on the fair market value of the uranium received in exchange for SWU. Revenue from SWU barter contracts amounted to $50.8 million in 2007, $12.5 million in 2006, and $11.9 million in 2005.
     USEC performs contract work primarily for the U.S. Department of Energy (“DOE”) and DOE contractors. U.S. government contract revenue includes billings for fees and reimbursements for allowable costs that are determined in accordance with the terms of the underlying contracts. USEC records revenue as work is performed and as fees are earned. Amounts representing contract change orders or revised provisional billing rates are accrued and included in revenue when they can be reliably estimated and realization is probable. Revenues determined based on allowable costs include pension and other allocated costs that are determined in accordance with government cost accounting standards, whereas costs and expenses reflected in the financial statements are determined in accordance with generally accepted accounting principles. The final settlement of the allowable costs submitted for reimbursement is subject to audit by the Defense Contract Audit Agency (“DCAA”). DCAA has completed their review of the final settlement of allowable costs proposed by USEC for the fiscal year ended June 2002, with no significant findings or adjustment to the amounts USEC claimed. However, additional information was requested by DOE concerning costs related to a reduction in force during fiscal 2002. This information was supplied as requested. DCAA is currently in the process of reviewing the final settlement of the amounts USEC claims for the six months ended December 2002 and the years ended December 2003, 2004 and 2005. Revenue relevant to the reimbursement of allowable costs for subsequent years is also subject to the results of DCAA audits and reviews.
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
     Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant in Piketon, Ohio, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. Amounts capitalized include interest of $6.3 million in 2007, $3.1 million in 2006 and $0.7 million in 2005. The continued capitalization of costs is subject to ongoing review and successful project completion. USEC’s move from a demonstration phase to a commercial plant phase during the second half of 2007 in which significant expenditures are capitalized was based on management’s judgment that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement and economic viability. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

     In 2002, USEC and DOE signed an agreement (“2002 DOE-USEC Agreement”) in which both USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. Discussion of USEC’s commitments related to American Centrifuge project milestones under the 2002 DOE-USEC Agreement is provided in note 13.
Property, Plant and Equipment
     Construction work in progress is recorded at acquisition or construction cost. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commences.
     USEC leases the Paducah gaseous diffusion plant (“GDP”) located in Paducah, Kentucky and the Portsmouth GDP located in Piketon, Ohio from DOE. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which is 2010 for the Paducah GDP commensurate with the existing lease agreement. Maintenance and repair costs are charged to production costs as incurred.
Lease Turnover Costs and Asset Retirement Obligations
     Property, plant and equipment assets related to the GDPs at December 31, 2007 are not subject to an asset retirement obligation. At the end of the lease, ownership of plant and equipment that USEC leaves at the GDPs transfers to DOE, and responsibility for decontamination and decommissioning of the GDPs remains with DOE. USEC estimates and accrues lease turnover costs. For the operating Paducah GDP, the balance of expected costs is being accrued over the expected productive life of the plant. Costs of returning the GDPs to DOE in acceptable condition include removing uranium deposits as required and removing USEC-generated waste. Liabilities for lease turnover costs are based on current-dollar cost estimates and are not discounted.
     USEC also leases facilities in Piketon, Ohio from DOE for the American Centrifuge Plant. USEC owns all capital improvements and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, USEC is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear).
     Decontamination and decommissioning requirements for the American Centrifuge Plant create an asset retirement obligation. As construction of the American Centrifuge Plant takes place, the present value of the related asset retirement obligation is recognized as a liability. An equivalent amount is recognized as part of the capitalized asset cost. The liability is accreted, or increased, over time for the time value of money. The accretion is charged to cost of sales in the LEU segment. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period.
     During each reporting period, USEC reassesses and revises the estimate of the asset retirement obligation based on construction progress, cost evaluation of future decommissioning expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities.

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
Environmental Costs
     Environmental costs relating to operations are accrued and charged to inventory costs as incurred. Estimated environmental costs, including depleted uranium disposition and waste disposal, are accrued where environmental assessments indicate that storage, treatment or disposal is probable and costs can be reasonably estimated. USEC stores depleted uranium at the Paducah and Portsmouth GDPs for future disposition. Changes in the estimated unit disposal cost result in charges to cost of sales for the accumulated quantity of depleted uranium. Liabilities for waste and depleted uranium disposition are based on current-dollar cost estimates and are not discounted.
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
Stock-Based Compensation
     USEC has stock-based compensation plans available to grant restricted stock, restricted stock units, non-qualified stock options, performance awards and other stock-based awards to key employees and non-employee directors, as well as an employee stock purchase plan. USEC accounts for stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment”. Additional information is provided in note 15.
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
New Accounting Standards Not Yet Implemented
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. In February 2008, the FASB deferred SFAS No. 157 as it relates to non-financial assets and liabilities as defined. SFAS No. 157 will be effective beginning with USEC’s first quarter of 2008 for financial assets and liabilities and effective beginning with USEC’s first quarter of 2009 for non-financial assets and liabilities. USEC does not expect the initial adoption of SFAS No. 157 will have a material impact on its financial position or results of operations for the first quarter of 2008. USEC has not yet determined whether adoption of the statement will have a material effect on its financial position or results of operations for the first quarter of 2009.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective beginning with USEC’s first quarter of 2008, and USEC has elected not to apply the fair value option to any of its financial instruments.

2. ACCOUNTS RECEIVABLE, OTHER CURRENT ASSETS, ACCOUNTS PAYABLE AND ACCRUED LIABILITES

	December 31,
	2007	2006
	(millions)
Accounts receivable — trade, net (1):
Utility customers:
Trade receivables	$160.9	$174.3
Unbilled revenue (2)	53.3	2.0

	214.2	176.3

Department of Energy (3):
U.S. government contracts	24.9	19.8
Unbilled revenue	13.8	19.8

	38.7	39.6

	$252.9	$215.9

Other current assets:
Deferred costs relating to deferred revenue	$58.3	$78.4
Prepaid items	30.4	19.4

	$88.7	$97.8

Accounts payable and accrued liabilities:
Trade payables	$47.3	$21.6
Compensation and benefits	49.5	46.3
Accrued interest payable on long-term debt	9.6	5.2
Accrued income taxes payable	4.2	7.4
Other accrued liabilities	51.6	48.6

	$162.2	$129.1

(1)	Valuation and allowances for doubtful accounts were $17.4 million at December 31, 2007 and $14.4 million at December 31, 2006.

(2)	Unbilled revenue for utility customers represents price adjustments for past deliveries that are not yet billable under the applicable contracts, of which $51.5 million will be billed in the first quarter of 2008.

(3)	Billings for contract services related to DOE are invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred and invoiced amounts. USEC expects to invoice and collect the unbilled amounts as provisional billing rates are revised, submitted to and approved by DOE.
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

     USEC has agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase about 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, and as of December 31, 2007, USEC had purchased 59 million SWU contained in LEU derived from 322 metric tons of highly enriched uranium. Purchases under the Russian Contract approximate 50% of USEC’s supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective view of the index is used to minimize the disruptive effect of any short-term market price swings. Increases in these price points in recent years have resulted, and likely will continue to result, in increases to the index used to determine prices under the Russian Contract.
     The Russian Contract provides that, after the end of 2007, the parties may agree on appropriate adjustments, if necessary, to ensure that the Russian Executive Agent receives at least approximately $7.6 billion for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract in 1994 through December 31, 2007, USEC has purchased the SWU component of LEU at an aggregate cost of approximately $5.1 billion. Purchases of SWU under the Russian Contract are expected to be approximately $0.5 billion per year through 2013.
4. INVENTORIES

	December 31,
	2007	2006
	(millions)
Current assets:
Separative work units	$677.3	$701.7
Uranium	465.9	189.1
Materials and supplies	10.2	9.2

	1,153.4	900.0
Long-term assets:
Uranium	—	24.2

Current liabilities:
Inventories owed to customers and suppliers	(322.3)	(56.9)

Inventories, net	$831.1	$867.3

Inventories Owed to Customers and Suppliers
     Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of LEU. In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Uranium provided by customers for which title passed to USEC is recorded on the balance sheet at estimated fair values of $2.8 million at December 31, 2007 and $4.3 million at December 31, 2006.
     Additionally, USEC owed SWU and uranium inventories to fabricators with a cost totaling $319.5 million at December 31, 2007 and $52.6 million at December 31, 2006. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $5.8 billion at December 31, 2007, and $5.1 billion at December 31, 2006, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.
5. PROPERTY, PLANT AND EQUIPMENT
     A summary of changes in property, plant and equipment follows (in millions):

		Capital	Transfers		Capital	Transfers
	December 31,	Expenditures	and	December 31,	Expenditures	and	December 31,
	2004	(Depreciation)	Retirements	2005	(Depreciation)	Retirements	2006
Construction work in progress	$13.3	$28.0	$(12.3)	$29.0	$53.9	$(11.1)	$71.8
Leasehold improvements	157.1	—	4.4	161.5	—	6.5	168.0
Machinery and equipment	174.3	0.4	5.0	179.7	1.2	1.1	182.0

	344.7	28.4	(2.9)	370.2	55.1	(3.5)	421.8
Accumulated depreciation and amortization	(166.7)	(34.7)	2.4	(199.0)	(36.3)	3.4	(231.9)

	$178.0	$(6.3)	$(0.5)	$171.2	$(18.8)	$(0.1)	$189.9

		Capital	Transfers
	December 31,	Expenditures	and	December 31,
	2006	(Depreciation)	Retirements	2007
Construction work in progress	$71.8	$141.5	$(20.6)	$192.7
Leasehold improvements	168.0	—	3.8	171.8
Machinery and equipment	182.0	2.7	6.3	191.0

	421.8	144.2	(10.5)	555.5
Accumulated depreciation and amortization	(231.9)	(37.4)	6.0	(263.3)

	$189.9	$106.8	$(4.5)	$292.2

     Capital expenditures include items in accounts payable at year-end for which cash is expended in the following period and capitalized asset retirement obligations.
6. INCOME TAXES
Provision
     The provision for income taxes from continuing operations is as follows (in millions):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$68.3	$70.4	$51.7
State and local	7.5	7.2	6.5

	75.8	77.6	58.2

Deferred:
Federal	(41.2)	(14.4)	(42.4)
State and local	0.6	1.0	(0.8)

	(40.6)	(13.4)	(43.2)

	$35.2	$64.2	$15.0

Deferred Taxes
     Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2007	2006
Deferred tax assets:
Plant lease turnover and other exit costs	$23.9	$23.4
Employee benefits costs	57.4	68.6
Inventory	28.7	7.6
Property, plant and equipment	66.9	40.8
Tax intangibles	4.4	5.4
Deferred costs for depleted uranium	38.7	26.1
Net operating loss carryforwards	1.9	1.9
Accrued expenses	7.3	6.9
Other	3.4	2.2

	$232.6	$182.9
Valuation allowance	(1.8)	(1.4)

Deferred tax assets, net of valuation allowance	230.8	181.5

Deferred tax liabilities:
Prepaid expenses	1.2	1.3

Deferred tax liabilities	1.2	1.3

	$229.6	$180.2

     The valuation allowances of $1.8 and $1.4 million at December 31, 2007 and 2006, respectively, reduce deferred tax assets and were recorded as a result of the acquisition of NAC, and relate to state net operating losses that are available to offset future taxable income of NAC. The NAC state net operating losses currently expire through 2023. A valuation allowance is provided if it is more likely than not that all or a portion of a deferred tax asset will not be realized. Tax benefits earned or expected to be earned from the net operating losses are recorded as reductions to goodwill and have been reflected in the balance. The goodwill amount will not be deductible for income tax purposes. The $0.4 million increase to the valuation allowance recorded in 2007 increased the deferred tax provision. The valuation allowance increase was primarily due to a decrease in the state effective tax rate. The deferred tax asset, net of valuation allowance, is more likely than not to be realized in future years based on an assessment of positive and negative available evidence.

Effective Tax Rate
     A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

	Years Ended December 31,
	2007	2006	2005

Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal	3	2	2
Export tax incentives	(1)	(1)	(1)
Nontaxable accrual of Medicare subsidy	—	—	(6)
Research and other tax credits	(1)	(1)	(5)
Manufacturing deduction	(1)	—	—
Other nondeductible expenses	—	1	2
Impact of state rate changes on deferred taxes	1	2	12
FIN 48 uncertain tax positions (see below)	(9)	—	—
Other	—	—	1

	27%	38%	40%

     USEC recorded negative effects on deferred tax assets, as shown in the reconciliation above, for the impact of state rate changes on deferred taxes due to reductions in the Kentucky and Ohio state tax rates during 2007, 2006 and 2005.
FIN 48 Uncertain Tax Positions
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
     USEC adopted the provisions of FIN 48 effective January 1, 2007. As a result of implementing FIN 48, USEC recognized a $31.1 million increase in the liability for unrecognized tax benefits. This increase resulted in a $7.5 million decrease in the January 1, 2007 retained earnings balance and a $23.6 million increase in the deferred tax assets. Implementation of FIN 48 also resulted in an additional $11.4 million decrease in the January 1, 2007 retained earnings balance for accrued interest and penalties. The liability for unrecognized tax benefits was $38.5 million at January 1, 2007, of which $19.5 million would impact the effective tax rate, if recognized. The liability for unrecognized tax benefits decreased $27.7 million and the tax provision decreased $12.6 million in 2007. These decreases were primarily a result of the expiration of the federal statute of limitations for all tax years through 2003, the resolution of an issue with the Internal Revenue Service (“IRS”) and the completion of the IRS examination. The $12.6 million tax provision decrease reduced the 2007 effective tax rate by 9% as shown in the rate reconciliation above. At December 31, 2007, the liability for unrecognized tax benefits, included in other long-term liabilities, was $10.8 million. Included in the liability balance at December 31, 2007, are $3.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility and $7.4 million of tax positions that would impact the effective tax rate, if recognized. USEC believes that it is reasonably possible that the liability for unrecognized tax benefits could decrease by up to $1.3 million in the next 12 months due to the expiration of the statute of limitations.

     A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in millions):

Balance at January 1, 2007	$38.5
Additions to tax positions of prior years	5.6
Reductions to tax positions of prior years	(4.2)
Additions for tax positions of current year	1.1
Settlements	(12.2)
Statute expiration	(18.0)

Balance at December 31, 2007	$10.8

     USEC and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. In the third quarter of 2007, the IRS completed USEC’s federal income tax return examination for tax years 1998 through 2003. At December 31, 2007, the federal statute of limitations is closed with respect to all tax years through 2003. In 2007, the IRS commenced an examination of USEC’s federal income tax returns for tax years 2004 through 2006. At December 31, 2007, the applicable Kentucky and Ohio statutes of limitations for tax years 2003 forward and 2004 forward, respectively, had not yet expired.
     USEC recognizes accrued interest as a component of interest expense and accrued penalties as a component of selling, general and administrative expense in the consolidated statement of income, which is consistent with the reporting for these items in periods prior to the implementation of FIN 48. After implementation of FIN 48, USEC’s balance of accrued interest and penalties was $19.5 million at January 1, 2007. Expenses for accrued interest and penalties recorded during 2007 totaled $3.3 million. During 2007, $16.4 million of previously accrued interest and penalties were reversed as a result of the expiration of the federal statute of limitations and the completion of the IRS examination for all tax years through 2003. The reversal of previously accrued interest was recorded as interest income and the reversal of the previously accrued penalties was recorded as a reduction to selling, general and administrative expense. As a result of settling the IRS examination, USEC made an interest payment to the IRS of $3.5 million in September 2007 and interest payments totaling $1.0 million to various states in December 2007. At December 31, 2007, accrued interest and penalties totaled $1.9 million.
7. GOODWILL AND INTANGIBLES
     USEC acquired NAC in 2004, allocating $7.5 million of the purchase cost to goodwill and $3.9 million to intangible assets related to customer contracts and relationships. As part of the acquisition, a tax-related valuation allowance of $2.3 million was established primarily for state net operating losses that are available to offset future taxable income of NAC. During 2006, USEC recognized $0.7 million of tax benefits earned or expected to be earned from the net operating losses. The offset to these benefits was recorded as a reduction to goodwill. The goodwill amount is not deductible for income tax purposes.
     The amount allocated to intangible assets included $3.4 million related to the management of the Nuclear Materials Management and Safeguards System (“NMMSS”) for DOE. This value was based on a three-year, $25 million contract extension that runs through September 2008, and further renewals that were anticipated through 2017. In late 2006, DOE verbally communicated to NAC that the NMMSS contract will be set aside for a small business after the contract expires in 2008, and DOE issued a solicitation seeking qualified small businesses with an interest to bid. A special charge of $2.6 million in 2006 represents an impairment of the intangible asset since NAC is not considered a qualified small business as defined by DOE. The special charge was calculated after analyzing cash flow projections and comparing the results to the estimated fair value of the assets acquired at the date of acquisition. The remaining portion of intangible assets relating to the NMMSS contract has an expected life terminating in 2008.

     Intangible assets related to NAC’s customer contracts and relationships reflect the special charge and amortization as follows (in millions):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2004	$3.9	$—	$3.9
2005 amortization expense	—	(0.3)	(0.3)

December 31, 2005	3.9	(0.3)	3.6
2006 amortization expense and special charge	(2.6)	(0.4)	(3.0)

December 31, 2006	1.3	(0.7)	0.6
2007 amortization expense	—	(0.4)	(0.4)

December 31, 2007	$1.3	$(1.1)	$0.2

8. DEBT
Long-Term Debt

	December 31,
	2007	2006
	(millions)
3.0% convertible senior notes, due October 1, 2014	$575.0	$—
6.75% senior notes, due January 20, 2009	150.0	150.0

	$725.0	$150.0

     Convertible Senior Notes due 2014
     In September 2007, USEC issued $575.0 million in convertible notes. The notes bear interest at a rate of 3.0% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008. As part of this issuance, USEC paid underwriting discounts and accrued related offering expenses of $14.3 million. These costs are deferred and will be amortized using the effective interest rate method over the life of the convertible notes. Amortization from issuance to December 31, 2007 was $0.5 million. The notes will mature on October 1, 2014.
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
     Holders may convert their notes to common stock at their option on any day prior to the close of business on the scheduled trading day immediately preceding August 1, 2014 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of USEC Inc. common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter), if the last reported sale price of USEC Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, August 1, 2014 through the scheduled trading day immediately preceding the maturity date of the notes. The notes were not eligible for conversion as of December 31, 2007.

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
     At December 31, 2007, the fair value of the convertible notes, based on quoted market prices, was $568.0 million, compared with the balance sheet carrying amount of $575.0 million.
     Senior Notes due 2009
     Senior notes bearing interest at 6.75% amounted to $150.0 million in aggregate principal amount at December 31, 2007 and December 31, 2006. The senior notes are due January 20, 2009, and interest is paid every six months in arrears on January 20 and July 20. The senior notes are unsecured obligations and rank on parity with all other unsecured and unsubordinated indebtedness of USEC Inc. The senior notes are not subject to any sinking fund requirements. The senior notes may be redeemed by USEC at any time at a redemption price equal to the principal amount plus any accrued interest up to the redemption date plus a make-whole premium.
     At December 31, 2007, the fair value of the senior notes calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities was $142.7 million, compared with the balance sheet carrying amount of $150.0 million.
Revolving Credit Facility
     In August 2005, USEC entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and its subsidiaries. There were no short-term borrowings under the revolving credit facility at December 31, 2007 or at December 31, 2006. In 2007, aggregate borrowings and repayments amounted to $75.1 million, and the peak amount outstanding was $61.4 million. Letters of credit issued under the facility amounted to $38.4 million at December 31, 2007 and $35.8 million at December 31, 2006. Availability under the credit facility was $361.6 million at December 31, 2007 and $346.2 million at December 31, 2006.
     The revolving credit facility is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit, and will fluctuate during the year. Qualifying assets are reduced by certain reserves, principally a reserve for future obligations to DOE with respect to the turnover of the GDPs at the end of the term of the lease of these facilities. As a result of the capital USEC raised from the issuance of common stock and convertible notes in September 2007, qualifying assets are no longer reduced by a $150.0 million reserve referred to in the agreement as the “senior note reserve”.

     The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings, including covenants that can periodically limit USEC to $50.0 million in capital expenditures based on available liquidity levels. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. In September 2007, the revolving credit facility was amended to specifically permit the issuance of the convertible senior notes described above, and any conversion of the convertible senior notes into common stock.
     A failure by USEC to comply with obligations under the revolving credit facility or other agreements such as the indenture governing USEC’s outstanding convertible notes and the 2002 DOE-USEC Agreement, or the occurrence of a “fundamental change” as defined in the indenture governing USEC’s outstanding convertible notes or the occurrence of a “material adverse effect” as defined in USEC’s credit facility, could result in an event of default under the credit facility. A default, if not cured or waived, could permit acceleration of USEC’s indebtedness.
     Financing costs of $3.5 million and $0.3 million to obtain and amend the credit facility, respectively, were deferred and are being amortized over the life of the facility.
Other
     In January 2006, USEC repaid the remaining balance of its 6.625% senior notes of $288.8 million on the scheduled maturity date.

9. NET INCOME PER SHARE
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

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Numerator:
Net income	$96.6	$106.2	$22.3
Interest expense on convertible notes — net of tax	2.9	—	—

Net income if-converted	$99.5	$106.2	$22.3

Denominator:
Weighted average common shares	93.4	86.9	86.3
Less: Weighted average unvested restricted stock	0.4	0.3	0.2

Denominator for basic calculation	93.0	86.6	86.1

Weighted average effect of dilutive securities:
Convertible notes	12.5	—	—
Stock compensation awards	0.3	0.2	0.5

Denominator for diluted calculation	105.8	86.8	86.6

Net income per share — basic	$1.04	$1.22	$.26

Net income per share — diluted	$.94	$1.22	$.26

     Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	Years Ended December 31,
	2007	2006	2005
Options excluded from diluted earnings per share calculation:

Options to purchase common stock (in millions)	.1	.4	.2

Exercise price	$16.90	$11.88 to $16.90	$13.25 to $16.90

10. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
     Deferred revenue and advances from customers were as follows (in millions):

	December 31,
	2007	2006
Deferred revenue	$116.4	$129.4
Advances from customers	2.7	4.4

	$119.1	$133.8

     In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require USEC to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. In such cases, recognition of revenue does not occur at the time title to uranium or LEU transfers to the customer but instead is deferred until the uranium or LEU to which the customer has title is physically delivered. Related costs associated with deferred revenue, reported in other current assets, totaled $58.3 million at December 31, 2007 and $78.4 million at December 31, 2006.
11. ORGANIZATIONAL RESTRUCTURING
     USEC restructured its organization in late 2005. This included staff reductions at its corporate headquarters and field operations and the elimination of some senior positions, resulting in the realignment of responsibilities under a smaller senior management team. The organizational restructuring resulted in special charges for termination benefits of $7.3 million in 2005, facility related charges of $1.5 million in 2006, and $0.2 million in credits in 2006 representing changes in estimates of costs for termination benefits.
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
12. ENVIRONMENTAL COMPLIANCE
     Environmental compliance costs include the handling, treatment and disposal of hazardous substances and wastes. Pursuant to the USEC Privatization Act, environmental liabilities associated with the Paducah and Portsmouth GDPs prior to July 28, 1998 are the responsibility of the U.S. government, except for liabilities relating to certain identified wastes generated by USEC and stored at the GDPs.

Depleted Uranium
     USEC stores depleted uranium at the Paducah and Portsmouth GDPs and accrues estimated costs for its future disposition. USEC anticipates that it will send most or all of its depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth GDPs to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process USEC’s depleted uranium if provided to DOE. If we were to dispose of our uranium this way, USEC would be required to reimburse DOE for the related disposition costs of our depleted uranium, including a pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of USEC’s depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium generated and estimated processing, transportation and disposal costs. USEC’s estimate of the unit disposal cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves. USEC’s estimate is periodically reviewed as additional information becomes available, and was increased by 9% in 2007. USEC’s estimate of the unit disposition cost for accrual purposes is approximately 35% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC.
     Compliance with NRC regulations requires that USEC provide financial assurance regarding the cost of the eventual disposition of USEC’s depleted uranium and stored wastes. The financial assurance requirement is based on our year-end liability plus expected volume increases over the coming year, including NRC required contingencies, totaling to an annual projected required amount. At December 31, 2007, the financial assurance requirements in place for 2008, principally the amount associated with disposition of depleted uranium, total $188.3 million and are covered by a combination of a $24.1 million letter of credit and $164.2 million under surety bonds.
     USEC’s estimated cost and accrued liability for depleted uranium disposition, as well as related financial assurances USEC provides, are subject to change as additional information becomes available.
Stored Wastes
     USEC’s operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the Paducah and Portsmouth GDPs pursuant to permits, orders and agreements with DOE and various state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC’s operations amounted to $4.7 million at December 31, 2007 and $6.0 million at December 31, 2006.
GDP Lease Turnover
     At the conclusion of the GDP lease with DOE, USEC may leave the property in an “as is” condition, but must remove all wastes generated by USEC, which are subject to off-site disposal, and must place the GDPs in a safe shutdown condition. Accrued liabilities for lease turnover costs amounted to $56.9 million at December 31, 2007 and $55.5 million at December 31, 2006.
American Centrifuge Decontamination and Decommissioning
     Financial Assurance
     USEC leases facilities in Piketon, Ohio from DOE for the American Centrifuge Plant. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, USEC is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). USEC owns all capital improvements at the American Centrifuge Plant and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. USEC is required to provide financial assurance to the NRC incrementally based on facility construction and centrifuge installation achieved to date as well as anticipated in the coming year. USEC is also required to provide financial assurance to DOE in an amount equal to its current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of USEC by the NRC for decontamination and decommissioning (“D&D”). As of December 31, 2007, USEC has provided financial assurance to the NRC and DOE for 2008 in the form of surety bonds totaling $41.6 million.

     The financial assurance requirements will increase each year commensurate with the status of facility construction and operations and USEC’s projection of activity for the following year. As part of USEC’s license to operate the American Centrifuge Plant, USEC provides the NRC with a projection of the total D&D cost. The current estimate of the total cost related to NRC requirements is $317.7 million in 2006 dollars, and the projected total incremental lease turnover cost related to DOE is estimated to be $27.6 million in 2006 dollars. Financial assurance will also be required for the disposition of depleted uranium generated from future centrifuge operations.
     Asset Retirement Obligations
     Commensurate with the American Centrifuge Plant commercial lease signed in December 2006, USEC recorded the financial assurance amount for 2006 of $8.8 million as the estimate of the present value of the asset retirement obligation at year end. In 2007, USEC reassessed and revised the estimate of the asset retirement obligation reducing the amount recorded in both construction work in progress and other long-term liabilities. The estimate is also revised for any changes in long-term inflation rate assumptions. Additional retirement obligations are recognized as construction progress continues. Changes in USEC’s asset retirement obligation liability balance since December 31, 2006 follow (in millions):

Balance at December 31, 2006	$8.8
Additional retirement obligation and revision of estimate	(4.6)
Time value accretion	0.2

Balance at December 31, 2007	$4.4

Surety Bond Collateral
     Other long-term assets at December 31, 2007 include interest-earning cash deposits of $97.0 million provided as collateral for surety bonds relating primarily to depleted uranium and American Centrifuge decontamination and decommissioning.
13. COMMITMENTS AND CONTINGENCIES
Power Contracts and Commitments
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases most of the electric power for the Paducah GDP from the Tennessee Valley Authority (“TVA”). In June 2007, the power purchase agreement with TVA was amended for delivery of electric power through May 2012. Capacity under the agreement is fixed. As of December 31, 2007, USEC is obligated to make minimum payments under the agreement, whether or not it takes delivery of electric power, of approximately $2.3 billion through May 2012. USEC’s costs are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased power costs, and related costs.

American Centrifuge Technology
     USEC is working to develop and deploy the American Centrifuge technology as a replacement for the gaseous diffusion technology used at the Paducah GDP. The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. USEC believes it has achieved the first 12 of the 15 milestones. Under the 2002 DOE-USEC Agreement, if, for reasons within USEC’s control, USEC fails to meet one or more milestones and it is determined that the resulting delay would substantially impact USEC’s ability to begin commercial operations on schedule, DOE could take a number of actions that could have a material adverse impact on USEC’s business. These actions include terminating the 2002 DOE-USEC Agreement, recommending that USEC be removed as the sole Executive Agent under the Megatons-to-Megawatts program, which could reduce or terminate USEC’s access to Russian LEU, or revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the American Centrifuge project and requiring USEC to transfer its rights in U.S. centrifuge technology and facilities to DOE royalty free. Unless DOE were to challenge that USEC met any of the first 12 milestones, DOE’s remedies are now limited to circumstances in which a failure results from gross negligence or project abandonment by USEC.
     Under its current deployment schedule, USEC is working toward beginning commercial plant operations of the American Centrifuge Plant in late 2009 and having approximately 11,500 machines deployed in 2012, which USEC expects to operate at a production rate of about 3.8 million SWU per year, based on its current estimates of machine output and plant availability. This schedule is later than the schedule established by the remaining three milestones contained in the 2002 DOE-USEC Agreement of beginning commercial plant operations in January 2009, reaching a plant capacity of 1 million SWU in March 2010 and, at USEC’s option, reaching a plant capacity of 3.5 million SWU in September 2011. USEC anticipates reaching agreement with DOE regarding rescheduling these milestones at a later date. However, USEC cannot provide any assurances that it will reach an agreement or that DOE will not assert its rights under the agreement.
Legal Matters
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”) and related claims in connection with invoices submitted under that contract. USEC responded to DOJ’s letter in September 2006, stating that the government does not have any legitimate bases for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby and two other cost-type contracts, again potentially in violation of the FCA, which allows for treble damages and civil penalties. DOJ invited a response by USEC, which USEC provided in early December 2007 and again in January 2008. USEC believes that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. USEC intends to defend vigorously any claim that might be asserted against it. As part of USEC’s continuing discussions with DOJ, USEC and DOJ agreed in August 2007 to extend the statute of limitations for this matter. That agreement was further extended in December 2007 and again in January 2008.

     Defense Contract Audit Agency Audit Inquiry
     In March 2007, in connection with an audit of fiscal year 2002 costs, the Defense Contract Audit Agency (“DCAA”) raised certain questions regarding the allowability, under the Federal Acquisition Regulation, of employee overtime costs associated with satisfaction by employees of mandatory qualification and certification standards. USEC conducted discussions with DCAA regarding these questions and provided a paper to DCAA in April 2007, explaining USEC’s position that such costs are allowable and recoverable. While DCAA indicated in a communication on or about April 25, 2007 that it intended to question such costs, no disallowance was made, nor were any potential impacts of disallowance quantified when DCAA issued its audit report for the fiscal year ended June 30, 2002. However, additional information was requested by DOE concerning costs related to a reduction in force during fiscal 2002. This information was supplied as requested. To the extent that any issue is raised again in the future, USEC will continue to try to work with DCAA and DOE to resolve any disagreements. USEC continues to believe that any disallowance of employee overtime costs associated with satisfaction of qualification and certification requirements would not be justified, and no loss has been accrued.
     Environmental Matter
     USEC and certain federal agencies were identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, for a site in Barnwell, South Carolina, previously operated by Starmet CMI (“Starmet”), one of USEC’s former contractors. In February 2004, USEC entered into an agreement with the U.S. Environmental Protection Agency (“EPA”) to clean up certain areas at Starmet’s Barnwell site. Under the agreement, USEC was responsible for removing certain material from the site that was attributable to quantities of depleted uranium USEC had sent to the site. In December 2005, the EPA confirmed that USEC completed its clean-up obligations under the agreement.
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
Lease Commitments
     Operating costs incurred under the operating leases with DOE for the Paducah, Piketon, and Oak Ridge facilities, and leases for office space and equipment amounted to $8.3 million in 2007, $9.1 million in 2006 and $10.8 million in 2005. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2008	$7.4
2009	6.4
2010	5.7
2011	5.3
2012	3.8
Thereafter	64.3

$92.9

     Except as provided in the 2002 DOE-USEC Agreement, USEC has the right to extend the lease for the GDPs indefinitely and may terminate the lease in its entirety or with respect to one of the plants at any time upon two years’ notice.
     The initial term of the American Centrifuge lease expires June 30, 2009, but can be extended at USEC’s option under specified conditions in five-year increments. After the first five-year extension, USEC has the option to extend the lease term for additional five-year terms ending in 2043. Thereafter, USEC has the right to extend the American Centrifuge lease for up to an additional 20 years, through 2063, if it agrees to demolish the existing buildings leased to USEC after the lease term expires. USEC has the option, with DOE’s consent, to expand the leased property to meet its needs until the earlier of September 30, 2013 or the expiration or termination of the GDP lease. USEC may terminate the American Centrifuge lease upon three years’ notice. DOE may terminate the lease for default, including default under the 2002 DOE-USEC Agreement.
     USEC has office space and equipment leases for our corporate headquarters in Bethesda, Maryland through November 2016, for our NAC operations in Norcross, Georgia through February 2012, and for a Washington, D.C. office through June 2008.
DOE Technology License
     USEC has a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments beginning January 1, 2009 based on a varying percentage (one percent up to two percent) of USEC’s annual revenues from sales of the SWU component of LEU produced by USEC at the American Centrifuge Plant and any other facility using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million.
14. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     There are approximately 7,300 employees and retirees covered by defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 4,000 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to the supplemental executive retirement plans (“SERP”) and pension restoration plan, USEC provides executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, requiring the recognition in the balance sheet of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability, and an offsetting adjustment to accumulated other comprehensive income (loss), a component of stockholders’ equity. SFAS No. 158 requires prospective application, and was effective beginning with USEC’s financial statements at December 31, 2006. SFAS No. 158 requires balance sheet recognition of net actuarial losses and prior service costs and benefits (items that are deferred and recognized as net periodic benefit costs in the statement of income over time). SFAS No. 158 also requires that plan assets and benefit obligations be measured at the year-end balance sheet date, which is consistent with USEC’s practice. SFAS No. 158 does not impact the measurement of plan assets and benefit obligations, nor the determination of the amount of net periodic benefit cost in the statement of income.

     Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):

			Postretirement Health
	Defined Benefit Pension Plans		and Life Benefit Plans
	Years Ended		Years Ended
	December 31,		December 31,
	2007	2006	2007	2006
Changes in Benefit Obligations
Obligations at beginning of year	$744.4	$742.2	$202.2	$202.7
Actuarial (gains) losses, net	(31.7)	(16.9)	(5.0)	(7.5)
Plan amendments	—	0.7	—	—
Service costs	17.9	18.3	4.1	4.7
Interest costs	43.1	40.7	11.8	11.0
Gross benefits paid	(36.3)	(40.6)	(9.7)	(8.9)
Other	(0.4)	—	—	—
Less federal subsidy on benefits paid	N/A	N/A	0.2	0.2

Obligations at end of year	737.0	744.4	203.6	202.2

Changes in Plan Assets
Fair value of plan assets at beginning of year	737.7	684.7	73.5	69.6
Actual return on plan assets	70.2	77.5	6.1	7.1
USEC contributions	9.8	16.1	3.1	5.7
Benefits paid	(36.3)	(40.6)	(9.7)	(8.9)
Other	(0.5)	—	—	—

Fair value of plan assets at end of year	780.9	737.7	73.0	73.5

Funded (Unfunded) status at end of year	43.9	(6.7)	(130.6)	(128.7)

Amounts recognized in assets and liabilities:
Noncurrent assets	$67.1	$13.8	$—	$—
Current liabilities	(0.2)	(0.3)	—	—
Noncurrent liabilities	(23.0)	(20.2)	(130.6)	(128.7)

	$43.9	$(6.7)	$(130.6)	$(128.7)

Amounts recognized in accumulated other comprehensive income, pre-tax:
Net actuarial loss (gain)	$26.0	$71.3	$26.2	$33.9
Prior service cost (credit)	9.2	11.0	(37.4)	(51.9)

	$35.2	$82.3	$(11.2)	$(18.0)

Assumptions used to determine benefit obligations at end of year:
Discount rate	6.21%	5.75%	5.96%	5.75%
Compensation increases	4.25	4.00	4.25	4.00
     Projected benefit obligations for the defined benefit pension plans and the postretirement health and life benefit plans were discounted at weighted average rates of 6.21% and 5.96%, respectively, to determine the present values of the obligations as of December 31, 2007. The discount rates are the estimated rates at which the benefit obligations could be effectively settled on the measurement date and are based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans.
     The current portion of underfunded plan liabilities represents the expected benefit payments for the following year in excess of the fair value of the plan assets at year-end. Therefore, the current liability reflects projected benefit payments for SERP and the pension restoration plan in the following year.

     Projected benefit obligations are based on actuarial assumptions including future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. The accumulated benefit obligation for all defined benefit pension plans was $661.9 million at December 31, 2007 and $669.1 million at December 31, 2006. The accumulated benefit obligation for the defined benefit plan with an accumulated benefit obligation in excess of the fair value of plan assets was $31.3 million at December 31, 2007, and $26.6 million at December 31, 2006. Those plans with an accumulated benefit obligation in excess of plan assets had plan assets with a fair value of $16.7 million at December 31, 2007 and $13.6 million at December 31, 2006.
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
     In 2006, the Pension Protection Act eliminated the sunset provision of the Economic Growth and Tax Reconciliation Relief Act (“EGTRRA”), which would have decreased the annual compensation back to an indexed pre-EGTRRA amount. The impact was a net increase of $0.4 million in the liability and is reflected as a plan amendment.
     USEC began receiving federal subsidy payments in 2006 in connection with a change in Medicare law affecting corporations that sponsor prescription drug benefits. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides prescription drug benefits under Medicare (“Medicare Part D”) as well as federal subsidy payments to sponsors of plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. USEC, in consultation with its actuaries, has determined that the prescription drug provisions of its postretirement health benefit plan are at least actuarially equivalent to Medicare Part D.
     The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

				Postretirement Health
	Defined Benefit Pension Plans			and Life Benefit Plans
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005

Service costs	$17.9	$18.3	$16.7	$4.1	$4.7	$7.2
Interest costs	43.1	40.7	39.7	11.8	11.0	14.4
Expected return on plan assets (gains)	(58.0)	(53.8)	(54.9)	(5.6)	(5.5)	(5.5)
Amortization of prior service costs (credit)	1.8	1.7	1.7	(14.5)	(14.5)	(0.9)
Amortization of actuarial (gains) losses, net	1.3	5.3	3.2	2.2	2.6	1.5
Settlements	—	—	(4.9)	—	—	—
Curtailment losses	—	—	0.6	—	—	0.1
Other special charges	0.1	—	—	—	—	—

Net benefit costs	$6.2	$12.2	$2.1	$(2.0)	$(1.7)	$16.8

Assumptions used to determine net benefit costs:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.00	8.00	8.50	8.00	8.00	8.50
Compensation increases	4.00	3.75	3.75	4.00	3.75	3.75

     The change in the postretirement health and life benefit obligation for the year ended December 31, 2005 reflects the institution of a $100,000 lifetime cap on post-age 65 claims for medical and drug coverage under the postretirement health benefit plan. The institution of the cap reduced the postretirement health benefit obligation by $66.4 million which is being amortized over the average remaining years of service until full eligibility.
     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension benefit cost during 2008 are $0.7 million and $1.7 million, respectively. The estimated net loss and prior service cost credit for the postretirement health and life plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 are $0.7 million and $(14.5) million, respectively.
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
     Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2007	2006
Healthcare cost trend rate for the following year	9%	9%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2014	2011
A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$8.7	$(8.0)
Net benefit costs	$1.1	$(1.0)
Benefit Plan Assets
     The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

	Percentage of		Target
	Plan Assets		Allocation
	December 31,		Range
	2007	2006	2007
Defined Benefit Pension Plans:
Equity securities	60%	64%	50-70%
Debt securities	40	36	30-50

	100%	100%

Postretirement Health and Life Benefit Plans:
Equity securities	65%	68%	55-75%
Debt securities	35	32	25-45

	100%	100%

Benefit Plan Cash Flows
     USEC expects cash contributions to the plans in 2008 will be as follows: $10.0 million for the defined benefit pension plans and $2.4 million for the postretirement health and life benefit plans.
     Estimated future benefit plan payments and expected subsidies from Medicare follow (in millions):

		Postretirement Health	Expected
	Defined Benefit	and Life Benefit	Subsidies
	Pension Plans	Plans	From Medicare
2008	$37.3	$10.6	$0.3
2009	39.2	12.2	0.4
2010	40.3	14.0	0.6
2011	42.0	15.7	0.7
2012	50.1	17.1	0.9
2013 to 2017	256.8	104.6	8.3
Other Plans
     USEC sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in securities, and the funds are administered by an independent trustee. USEC’s matching cash contributions amounted to $6.6 million in 2007, $6.1 million in 2006 and $6.1 million in 2005. Under the 401(k) restoration plan, executive officers contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. USEC’s matching contributions amounted to $0.1 million in 2007, $0.1 million in 2006 and less than $0.1 million in 2005.
15. STOCK-BASED COMPENSATION
     USEC has stock-based compensation plans available to grant restricted stock, restricted stock units, non-qualified stock options, performance awards and other stock-based awards to key employees and non-employee directors, as well as an employee stock purchase plan. A summary of stock-based compensation costs follows (in millions).

	2007	2006	2005
Total stock-based compensation costs:
Restricted stock and restricted stock units	$5.2	$3.5	$4.8
Stock options, performance awards and other	0.8	0.8	—	(a)
Less: costs capitalized as part of inventory	(0.3)	(0.3)	(0.1)

Expense included in selling, general and administrative	$5.7	$4.0	$4.7

Total after-tax expense	$3.6	$2.6	$2.9

(a)	Prior to January 1, 2006, the fair value of compensation related to stock options and the employee stock purchase plan was disclosed but not recognized as a cost. Refer to Accounting for Stock-Based Compensation under SFAS No. 123(R) below.
     As of December 31, 2007, there was $4.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $3.6 million relates to restricted shares and restricted stock units, and $1.0 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years.

     Of the 14.1 million shares of common stock approved by stockholders for issuance under USEC’s equity incentive plan, there were 7,098,000 shares available for future awards under the plan at December 31, 2007 (excluding outstanding awards which terminate or are cancelled without being exercised or that are settled for cash), including 4,838,000 shares available for grants of stock options and 2,260,000 shares available for restricted stock or restricted stock units, performance awards and other stock-based awards. USEC’s practice is to issue shares under stock-based compensation plans from treasury stock.
      Restricted Stock and Restricted Stock Units
     Under the long-term incentive program established in April 2006, the target award denominated in shares of USEC stock is determined based on the average closing price of USEC’s common stock in the calendar month prior to the beginning of the performance period. The awards are then marked to market each period, with 80% of the adjustment based on the ending price of USEC’s common stock. The remaining 20% is based on a market condition and is valued using a Monte Carlo model. Compensation cost for these awards is generally recognized over a three-year service period. The awards can be settled in cash or USEC stock, or can be deferred for future settlement at the employee’s discretion. Since there is the potential for cash settlement, the awards are classified as a liability. Non-employee directors are granted restricted stock units as part of their compensation for serving on the Board of Directors. The restricted stock units vest over one or three years.
     The fair value of restricted stock is determined based on the closing price of USEC’s common stock on the grant date. Compensation cost for restricted stock is amortized to expense on a straight-line basis over the vesting period, which, depending on the grant, is amortized ratably over a one-, three- or five-year period. Sale of such shares is restricted prior to the date of vesting. A summary of restricted shares activity for the year ended December 31, 2007 follows (shares in thousands):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Restricted Shares at December 31, 2006	798	$10.28
Granted	313	13.26
Vested	(300)	11.77
Forfeited	(23)	12.93

Restricted Shares at December 31, 2007	788	$10.82

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
     The expected term of options granted is estimated as the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. Future stock price volatility is estimated based on historical volatility for the recent period equal to the expected term of the options. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and therefore an expected dividend yield of zero is used in the option valuation model. Historical data are used to estimate pre-vesting option forfeitures at the time of grant. Estimates for option forfeitures are revised in subsequent periods if actual forfeitures differ from those estimates. Compensation expense is recognized for stock option awards that are expected to vest.

     Assumptions used to value option grants in the three years ended December 31, 2007, 2006 and 2005 follow:

	Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.5%	4.6%	3.8%
Expected dividend yield	—	—	4%
Expected volatility	42%	41%	42%
Expected option life	3.5 years	3.5 years	3.5 years
Weighted-average grant date fair value	$4.77	$4.21	$4.07
Options granted	258,000	288,000	361,000
     Stock options vest or become exercisable in equal annual installments over a one to three year period and expire 5 or 10 years from the date of grant. A summary of stock option activity follows:

			Weighted-Average
	Stock	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(millions)
Outstanding at December 31, 2006	1,212	9.45
Granted	258	13.24
Exercised	(107)	7.71
Forfeited or expired	(45)	12.60

Outstanding at December 31, 2007	1,318	$10.23	3.4	$1.2

Exercisable at December 31, 2007	896	$9.09	3.2	$1.2

     The total intrinsic value of options exercised was $1.0 million, $1.3 million and $4.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. Cash received from the exercise of stock options during the years ended December 31, 2007, 2006 and 2005 was $0.8 million, $2.1 million and $5.4 million, respectively.
     Stock options outstanding and options exercisable at December 31, 2007, follow (options in thousands):

		Weighted Average
		Remaining
Stock Exercise		Contractual Life in
Price	Options Outstanding	Years	Options Exercisable
$3.63 to $7.00	216	4.3	216
7.02 to 7.13	151	4.1	151
8.05	104	1.2	104
8.50	142	3.6	142
10.44 to 11.88	103	2.7	70
12.09	233	3.3	76
12.19 to 14.28	282	4.0	50
16.90	87	2.3	87

	1,318	3.4	896

     Employee Stock Purchase Plan
     Under the employee stock purchase plan, participating employees may purchase shares of USEC Inc. common stock at 85% of the market price at the end of the six-month offer period. There is a minimum holding period of one year. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. USEC is required to recognize the compensation costs for the discounts provided under the plan effective January 1, 2006. USEC recognized expense of $0.1 million in each of the years ended December 31, 2007 and 2006 related to this plan. Shares purchased by employees amounted to 53,720 in 2007 and 57,000 in 2006. At December 31, 2007, there were 93,000 remaining shares available for purchase under the plan.
     Accounting for Stock-Based Compensation under SFAS No. 123(R)
     Effective January 1, 2006, USEC adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, whereby compensation cost relating to share-based payments is recognized in the financial statements. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the nominal vesting period. Prior to January 1, 2006, USEC accounted for share-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, with pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Under APB No. 25, USEC recognized expense for restricted stock and restricted stock units in the income statement and disclosed the fair value of compensation related to stock options and the employee stock purchase plan.
     The following table illustrates the effect on net income for the year ended December 31, 2005 under the pro forma disclosure requirements of SFAS No. 123 (in millions, except per share data):

2005
Net income, as reported	$22.3
Add — Stock-based compensation expense included in reported results, net of tax	3.0
Deduct — Stock-based compensation expense determined under the fair-value method, net of tax	(6.0)

Pro forma net income	$19.3

Net income per share — basic and diluted:
As reported	$.26
Pro forma	.22
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
     Prior to the effective date of SFAS No. 123(R), the benefits of tax deductions in excess of recognized compensation expense related to the exercise of stock options and disqualifying dispositions are presented as operating cash flows on USEC’s consolidated statement of cash flows. Effective January 1, 2006, in accordance with SFAS No. 123(R), the gross windfall tax benefits are classified as financing cash flows, and amounted to $0.9 million for the year ended December 31, 2007 and $0.4 million for the year ended December 31, 2006. USEC elected to use the long-form method to calculate its historical pool of windfall tax benefits.
16. STOCKHOLDERS’ EQUITY
Common Stock
     Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding
Balance at December 31, 2004	100,320	(15,171)	85,149
Common stock issued	—	1,422	1,422

Balance at December 31, 2005	100,320	(13,749)	86,571
Common stock issued	—	571	571

Balance at December 31, 2006	100,320	(13,178)	87,142
Common stock issued	23,000	437	23,437

Balance at December 31, 2007	123,320	(12,741)	110,579

     In September 2007, USEC issued 23 million shares of common stock raising net proceeds of approximately $214 million after underwriter commissions and offering expenses.

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
17. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION
     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Years Ended December 31,
	2007	2006	2005
United States	$1,310.6	$1,109.5	$1,074.1

Foreign:
Japan	274.7	389.8	224.2
Other	342.7	349.3	261.0

	617.4	739.1	485.2

	$1,928.0	$1,848.6	$1,559.3

     Other than the U.S. government, USEC’s 10 largest customers represented 51% of revenue and USEC’s three largest customers represented 20% of revenue in 2007. Revenue from U.S. government contracts represented 9% of revenue in 2007, 10% of revenue in 2006 and 13% of revenue in 2005. No other customer represented more than 10% of revenue.
     USEC has two reportable segments measured and presented through the gross profit line of the income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah GDPs as well as nuclear energy services and technologies provided by NAC. Intersegment sales were less than $0.1 million in each of 2007, 2006 and 2005 and have been eliminated in consolidation.

	Years Ended December 31,
	2007	2006	2005
	(millions)

Revenue
LEU segment:
Separative work units	$1,570.5	$1,337.4	$1,085.6
Uranium	163.5	316.7	261.3

	1,734.0	1,654.1	1,346.9
U.S. government contracts segment	194.0	194.5	212.4

	$1,928.0	$1,848.6	$1,559.3

Segment Gross Profit
LEU segment	$260.4	$304.9	$198.5
U.S. government contracts segment	27.1	32.0	31.0

Gross profit	287.5	336.9	229.5
Advanced technology costs	127.3	105.5	94.5
Selling, general, and administrative	45.3	48.8	61.9
Other, net	—	3.9	6.3

Operating income	114.9	178.7	66.8
Interest (income) expense, net	(16.9)	8.3	29.5

Income before income taxes	$131.8	$170.4	$37.3

	December 31,
	2007	2006	2005
	(millions)

Assets
LEU segment	$3,036.4	$1,800.1	$2,008.5
U.S. government contracts segment	51.4	61.3	72.3

	$3,087.8	$1,861.4	$2,080.8

     USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2007, all of which were located in the United States.

18. QUARTERLY FINANCIAL DATA (Unaudited)
     The following table summarizes quarterly and annual results of operations (in millions, except per share data):

	March 31,	June 30,	Sept. 30,	Dec. 31,	Year
	2007	2007	2007	2007	2007
Revenue	$465.0	$211.1	$634.7	$617.2	$1,928.0
Cost of sales	391.8	183.4	522.7	542.6	1,640.5

Gross profit	73.2	27.7	112.0	74.6	287.5
Advanced technology costs	33.7	35.6	30.8	27.2	127.3
Selling, general and administrative	12.5	11.5	9.0	12.3	45.3

Operating income (loss)	27.0	(19.4)	72.2	35.1	114.9
Interest expense	3.5	2.4	3.3	7.7	16.9
Interest (income)	(9.9)	(7.9)	(3.9)	(12.1)	(33.8)
Provision (benefit) for income taxes	(5.9)	(0.5)	27.2	14.4	35.2

Net income	$39.3	$(13.4)	$45.6	$25.1	$96.6

Net income per share:
Basic	$.45	$(.15)	$.52	$.22	$1.04
Diluted	$.45	$(.15)	$.51	$.13	$.94
Average number of shares outstanding:
Basic	86.8	87.1	87.9	110.1	93.0
Diluted	87.2	87.1	89.8	122.3	105.8

	March 31,	June 30,	Sept. 30,	Dec. 31,	Year
	2006	2006	2006	2006	2006

Revenue	$361.3	$525.3	$417.8	$544.2	$1,848.6
Cost of sales	269.3	445.7	365.7	431.0	1,511.7

Gross profit	92.0	79.6	52.1	113.2	336.9
Special charges (1)	1.5	—	(0.1)	2.5	3.9
Advanced technology costs	19.8	27.3	23.9	34.5	105.5
Selling, general and administrative	11.7	14.1	10.9	12.1	48.8

Operating income	59.0	38.2	17.4	64.1	178.7
Interest expense	4.7	3.5	3.2	3.1	14.5
Interest (income)	(1.8)	(0.5)	(1.7)	(2.2)	(6.2)
Provision for income taxes	21.5	13.6	6.0	23.1	64.2

Net income	$34.6	$21.6	$9.9	$40.1	$106.2

Net income per share:
Basic	$.40	$.25	$.11	$.46	$1.22
Diluted	$.40	$.25	$.11	$.46	$1.22
Average number of shares outstanding:
Basic	86.3	86.6	86.7	86.8	86.6
Diluted	86.6	86.9	86.9	87.0	86.8

(1)	Special charges consisted of a $1.5 million charge related to consolidation of office space in connection with the 2005 restructuring plan, credits of $0.2 million representing changes in estimate of costs for termination benefits charged in 2005, and a $2.6 million impairment of an intangible asset established in 2004 relating to the acquisition of NAC.
     The calculation of net income per share and average number of shares outstanding on a dilutive basis for the years ended December 31, 2007, 2006 and 2005 is provided in note 9. No dilutive effect is recognized in periods in which a net loss has occurred.

GLOSSARY
American Centrifuge — An advanced uranium enrichment technology based on the proven workable U.S. centrifuge technology developed by DOE in the mid-1980s.
American Centrifuge Demonstration Facility — Demonstration facility in Piketon, Ohio where USEC has installed and is operating centrifuge machines as part of its Lead Cascade test program to demonstrate the American Centrifuge technology.
American Centrifuge Plant (“ACP”) — USEC’s planned commercial uranium enrichment facility using centrifuge technology. USEC plans to install thousands of centrifuge machines and operate the facility in the gas centrifuge enrichment plant buildings in Piketon, Ohio owned by DOE.
Assay — The concentration of U235 expressed by percentage of weight in a given quantity of uranium ore, uranium hexafluoride, uranium oxide or other uranium form. An assay of 3% to 5% U235 is required for most commercial nuclear power plants.
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
EPA — The U.S. Environmental Protection Agency.
Freon — The trade name for a group of chlorofluorocarbons (CFCs) used primarily as a refrigerant. The Paducah GDP uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995.
Gaseous Diffusion — A means of enriching uranium hexafluoride, which is heated to a gas and passed repeatedly through a porous barrier to separate the heavier U238 from the lighter U235. The gas that diffuses through the barrier becomes increasingly more concentrated or enriched.

Highly Enriched Uranium —Uranium enriched in the isotope U235 to an assay equal to or greater than 20%.
Isotope — One or more atoms of an element having the same atomic number but different mass number.
Lead Cascade — An array of full-size centrifuge machines operating in a closed-loop configuration, from which samples are withdrawn for testing purposes and the enriched and depleted uranium streams are recombined into feed material.
Low Enriched Uranium (“LEU”) — Uranium enriched in the isotope U235 to an assay of less than 20%. Commercial grade LEU typically has an assay of 3% to 5% and is used as fuel in nuclear reactors for the generation of electric power.
Megatons to Megawatts — The Russian Contract.
Megawatt (“MW”) — A megawatt equals 1,000 kilowatts. One megawatt-hour represents one hour of electricity consumption at a constant rate of 1 MW.
Natural Uranium — Uranium that has not been enriched or depleted in the isotope U235.
NMMSS — The Nuclear Materials Management and Safeguards System of the DOE and NRC.
NRC — The U.S. Nuclear Regulatory Commission.
Paducah GDP — The Paducah gaseous diffusion plant in Paducah, Kentucky.
Portsmouth GDP — The Portsmouth gaseous diffusion plant in Piketon, Ohio.
Price-Anderson Act — Price-Anderson Nuclear Industry Indemnities Act of 1957, as amended, provides a system of indemnification for certain legal liability resulting from a nuclear incident in connection with contractual activity for DOE.
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
Russian Suspension Agreement — A 1992 agreement between the U.S. Commerce Department and the Russian Ministry of Atomic Energy (later succeeded by the Russian Federal Atomic Energy Agency), suspending an antidumping investigation against imports of Russian uranium products that had resulted in preliminary duties in excess of 100% of the value of the imports.
Separative Work Unit (“SWU”) — The standard measure of enrichment in the uranium enrichment industry is a separative work unit or SWU. A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope, and is measured using a standard formula based on the physics of uranium enrichment. The amount of enrichment contained in LEU under this formula is commonly referred to as the SWU component.
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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of USEC Inc., incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

3.2	Certificate of Increase to the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on September 25, 2007 (Commission file number 1-14287).

3.3	Amended and Restated Bylaws of USEC Inc., dated December 13, 2007, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 13, 2007 (Commission file number 1-14287).

4.1	Indenture, dated January 15, 1999, between USEC Inc. and First Union National Bank, incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission file number 1-14287).

4.2	Rights Agreement, dated April 24, 2001, between USEC Inc. and Fleet National Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights as Exhibit C, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form 8-A filed April 24, 2001 (Commission file number 1-14287).

4.3	Indenture dated September 28, 2007, between USEC Inc. and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 28, 2007 (Commission file number 1-14287).

10.1	Lease Agreement between the United States Department of Energy (“DOE”) and the United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.2	Supplemental Agreement No. 1 to the Lease Agreement between DOE and the United States Enrichment Corporation, dated as of December 7, 2006, incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.3	Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended (“Russian Contract”) incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.4	Amendment No. 11, dated June 1998, to Russian Contract, incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.5	Amendment No. 12, dated March 4, 1999, to Russian Contract, incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission file number 1-14287).

10.6	Amendment No. 13, dated November 11, 1999, to Russian Contract, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.7	Amendment No. 14, dated October 27, 2000, to Russian Contract, incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

Exhibit No.	Description

10.8	Amendment No. 15, dated January 18, 2001, to Russian Contract, incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.9	Amendment No. 17, dated December 5, 2007, to Russian Contract. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.10	Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities, incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.11	Memorandum of Agreement, dated April 20, 1998, between DOE and United States Enrichment Corporation for transfer of natural uranium and highly enriched uranium and for blending down of highly enriched uranium, incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.12	Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the DOE, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons, incorporated by reference to Exhibit 10.25 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955).

10.13	Memorandum of Agreement, entered into as of June 30, 1998, between DOE and United States Enrichment Corporation regarding certain worker benefits, incorporated by reference to Exhibit 10.27 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955).

10.14	Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (“TVA Power Contract”), incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.15	Supplement No. 1 dated March 2, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.16	Supplement No. 2 dated March 2, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.17	Amendatory Agreement (Supplement No. 3) dated April 3, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.18	Amendatory Agreement (Supplement No. 4) dated June 1, 2007 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.19	Agreement, dated June 17, 2002, between DOE and USEC Inc., incorporated by reference to Exhibit 10.54 of the current report on Form 8-K filed June 21, 2002 (Commission file number 1-14287).

Exhibit No.	Description

10.20	Modification 1 to Agreement dated June 17, 2002 between DOE and USEC Inc., dated August 20, 2002, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.21	Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated June 30, 2000, Amendment A, dated July 12, 2002, and Amendment B, dated September 11, 2002, incorporated by reference to Exhibit 10.58 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission file number 1-14287).

10.22	Amendment C to the Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated February 28, 2007, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission file number 1-14287).

10.23	Amendment D to the Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated August 10, 2007, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. (Commission file number 1-14287).

10.24	Administrative Order on Consent for Removal Action in the Matter of Starmet CMI, dated February 6, 2004, between the United States Environmental Protection Agency, United States Enrichment Corporation, DOE and United States Department of the Army, incorporated by reference to Exhibit 10.64 of the Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-14287).

10.25	Memorandum of Understanding between USEC Inc. and DOE, dated October 22, 2004, Effectuating the Transfer of Natural Uranium Hexafluoride for Affected Inventory, incorporated by reference to Exhibit 10.68 of the current report on Form 8-K filed October 28, 2004 (Commission file number 1-14287).

10.26	Memorandum of Agreement between USEC Inc. and DOE, dated as of December 10, 2004, for the Continued Operation of Portsmouth S&T Facilities for the Processing of Affected Inventory in Fiscal Year 2005 and Thereafter, incorporated by reference to Exhibit 10.75 of the current report on Form 8-K filed December 16, 2004 (Commission file number 1-14287).

10.27	Amendment No. 1 to the December 10, 2004 Memorandum of Agreement between DOE and USEC Inc., dated May 16, 2005, incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.28	Amendment No. 2 to the December 10, 2004 Memorandum of Agreement between DOE and USEC Inc., dated February 9, 2006, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287).

10.29	Amendment No. 3 to the December 10, 2004 Memorandum of Agreement between DOE and USEC Inc., dated June 23, 2006, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission file number 1-14287).

10.30	Amendment No. 4 to the December 10, 2004 Memorandum of Agreement between DOE and USEC Inc., dated September 18, 2006, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission file number 1-14287).

10.31	Amendment No. 5 to the December 10, 2004 Memorandum of Agreement between DOE and USEC Inc., dated November 30, 2006, incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 1-14287).

Exhibit No.	Description

10.32	Amended and Restated Revolving Credit Agreement dated as of August 18, 2005 among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, J.P. Morgan Securities, Inc., Merrill Lynch Capital and Goldman Sachs Credit Partners, L.P., as joint book managers and joint lead arrangers, Merrill Lynch Capital and Goldman Sachs Credit Partners, L.P., as co-syndication agents, GMAC Commercial Finance LLC and Wachovia Bank, National Association, as co-documentation agents, and CIT Capital Securities, LLC, as co-agent, incorporated by reference to Exhibit 10.83 of the Current Report on Form 8-K filed on August 23, 2005 (Commission file number 1-14287).

10.33	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 18, 2005 among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, dated March 6, 2006, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287).

10.34	Second Amendment to Amended and Restated Revolving Credit Agreement among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, dated October 16, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 19, 2006 (Commission file number 1-14287).

10.35	Third Amendment dated September 21, 2007 to the Amended and Restated Revolving Credit Agreement, dated as of August 18, 2005, among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 25, 2007 (Commission file number 1-14287).

10.36	Amended and Restated Omnibus Pledge and Security agreement dated as of August 18, 2005 by USEC Inc., United States Enrichment Corporation, NAC Holding Inc. and NAC International Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.84 of the Current Report on Form 8-K filed on August 23, 2005 (Commission file number 1-14287).

10.37	License dated December 7, 2006 between the United States of America, as represented by DOE, as licensor, and USEC Inc., as licensee, incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 1-14287).

10.38	Contract dated June 25, 2007 between USEC Inc. and BWXT Services, Inc., incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.39	Contract dated as of August 16, 2007 between USEC Inc., ATK Space Systems Inc., a subsidiary of Alliant Techsystems, and Hexcel Corporation, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.40	Contract dated August 30, 2007 between USEC Inc. and Major Tool and Machine, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.41	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.25 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955). (b)

10.42	Form of Change in Control Agreement with executive officers. (a)(b)

10.43	Form of Change in Control Agreement with senior executive officers. (a)(b)

10.44	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999. (b)

Exhibit No.	Description

10.45	First Amendment to the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Annex B of Schedule 14A filed March 31, 2004, with respect to the 2004 annual meeting of shareholders (Commission file number 1-14287). (b)

10.46	Second Amendment to the USEC Inc. 1999 Equity Incentive Plan, dated November 1, 2007. (a)(b)

10.47	Form of Employee Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.48	Form of Employee Restricted Stock Award Agreement (stock in lieu of annual incentive), incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.49	Form of Employee Restricted Stock Award Agreement (three year vesting), incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.50	Form of Non-Employee Director Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.51	Form of Non-Employee Director Restricted Stock Award Agreement — Founder’s Stock and Incentive Stock, incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.52	Form of Non-Employee Director Restricted Stock Award Agreement — Annual Retainers and Meeting Fees, incorporated by reference to Exhibit 4.10 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.53	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees). (a)(b)

10.54	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards). (a)(b)

10.55	USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007. (a)(b)

10.56	USEC Inc. 401(k) Restoration Plan, incorporated by reference to Exhibits 10.41(a) through (f) of the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (Commission file number 1-14287). (b)

10.57	USEC Inc. Supplemental Executive Retirement Plan, dated April 7, 1999 and amended April 25, 2001, incorporated by reference to Exhibit 10.51 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission file number 1-14287). (b)

10.58	Summary Sheet for 2006 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2006 (Commission file number 1-14287). (b)

10.59	Summary Sheet for 2007 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission file number 1-14287). (b)

10.60	Summary of Compensation Arrangements for Certain Executive Officers, incorporated by reference to Exhibit 10.90 of the Current Report on Form 8-K filed on September 16, 2005 (Commission file number 1-14287). (b)

10.61	Summary of Compensation Arrangement with James R. Mellor, incorporated by reference to Exhibit 10.61 of the Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 1-14287). (b)

Exhibit No.	Description

10.62	Summary of 2006 Annual Performance Objectives for Executive Officers, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 10, 2006 (Commission file number 1-14287). (b)

10.63	Summary of 2007 Annual Performance Objectives for Executive Officers, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 14, 2007 (Commission file number 1-14287). (b)

10.64	USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2007. (a)(b)

10.65	Executive Incentive Plan Summary Plan Description, incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287). (b)

10.66	Summary of Employment Arrangement for Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed on September 11, 2006 (Commission File Number 1-14287). (b)

10.67	USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007. (a)(b)

10.68	USEC Inc. Director Deferred Compensation Plan, dated November 1, 2007. (a)(b)

21	Subsidiaries of USEC Inc. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

99.1	Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 99.4 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-14287).

99.2	Annual CEO Certification dated May 11, 2007, as filed with the New York Stock Exchange. (a)

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.