Form 10-K/A
period 2007-12-31
USEC INC
filed 2008-02-29
CIK 1065059

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 26, 2008, to correct a computational error in note 18, Quarterly Financial Data (Unaudited), on page 127, related to diluted average number of shares outstanding and diluted net income per share in the fourth quarter of 2007. This amendment on Form 10-K/A, including all certifications attached hereto, does not reflect events occurring subsequent to the filing of the Annual Report on Form 10-K and does not modify or update any other information presented in the Annual Report as originally filed, which is reproduced herein in its entirety for ease of reference.

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

USEC Inc.
February 29, 2008	/s/ John K. Welch
John K. Welch
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John K. Welch John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2008

/s/ John C. Barpoulis John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ J. Tracy Mey J. Tracy Mey	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

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

18. QUARTERLY FINANCIAL DATA (Unaudited)
     The following table summarizes quarterly and annual results of operations (in millions, except per share data):

	March 31,	June 30,	Sept. 30,	Dec. 31,		Year
	2007	2007	2007	2007		2007
Revenue	$465.0	$211.1	$634.7	$617.2		$1,928.0
Cost of sales	391.8	183.4	522.7	542.6		1,640.5

Gross profit	73.2	27.7	112.0	74.6		287.5
Advanced technology costs	33.7	35.6	30.8	27.2		127.3
Selling, general and administrative	12.5	11.5	9.0	12.3		45.3

Operating income (loss)	27.0	(19.4)	72.2	35.1		114.9
Interest expense	3.5	2.4	3.3	7.7		16.9
Interest (income)	(9.9)	(7.9)	(3.9)	(12.1)		(33.8)
Provision (benefit) for income taxes	(5.9)	(0.5)	27.2	14.4		35.2

Net income	$39.3	$(13.4)	$45.6	$25.1		$96.6

Net income per share:
Basic	$.45	$(.15)	$.52	$.22		$1.04
Diluted	$.45	$(.15)	$.51	$.18	(2)	$.94
Average number of shares outstanding:
Basic	86.8	87.1	87.9	110.1		93.0
Diluted	87.2	87.1	89.8	158.4	(2)	105.8

	March 31,	June 30,	Sept. 30,	Dec. 31,	Year
	2006	2006	2006	2006	2006

Revenue	$361.3	$525.3	$417.8	$544.2	$1,848.6
Cost of sales	269.3	445.7	365.7	431.0	1,511.7

Gross profit	92.0	79.6	52.1	113.2	336.9
Special charges (1)	1.5	—	(0.1)	2.5	3.9
Advanced technology costs	19.8	27.3	23.9	34.5	105.5
Selling, general and administrative	11.7	14.1	10.9	12.1	48.8

Operating income	59.0	38.2	17.4	64.1	178.7
Interest expense	4.7	3.5	3.2	3.1	14.5
Interest (income)	(1.8)	(0.5)	(1.7)	(2.2)	(6.2)
Provision for income taxes	21.5	13.6	6.0	23.1	64.2

Net income	$34.6	$21.6	$9.9	$40.1	$106.2

Net income per share:
Basic	$.40	$.25	$.11	$.46	$1.22
Diluted	$.40	$.25	$.11	$.46	$1.22
Average number of shares outstanding:
Basic	86.3	86.6	86.7	86.8	86.6
Diluted	86.6	86.9	86.9	87.0	86.8

(1)	Special charges consisted of a $1.5 million charge related to consolidation of office space in connection with the 2005 restructuring plan, credits of $0.2 million representing changes in estimate of costs for termination benefits charged in 2005, and a $2.6 million impairment of an intangible asset established in 2004 relating to the acquisition of NAC.

(2)	Diluted net income per share of $.18 and diluted average number of shares outstanding of 158.4 million represent corrections to the amounts of $.13 and 122.3 million, respectively, previously reported on Form 10-K as filed February 26, 2008.
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