Form 10-Q
period 2008-03-31
USEC INC
filed 2008-04-30
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14287
USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)
2 Democracy Center
6903 Rockledge Drive
Bethesda, Maryland 20817
(301) 564-3200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐. No ☑
     As of April 15, 2008, there were 111,165,000 shares of Common Stock issued and outstanding.

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

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$805.3	$886.1
Accounts receivable – trade	242.6	252.9
Inventories	1,187.5	1,153.4
Deferred income taxes	64.7	49.5
Other current assets	135.7	88.7

Total Current Assets	2,435.8	2,430.6
Property, Plant and Equipment, net	395.8	292.2
Other Long-Term Assets
Deferred income taxes	184.3	180.1
Deposits for surety bonds	97.6	97.0
Pension asset	69.4	67.1
Bond financing costs, net	13.4	13.8
Goodwill	6.8	6.8
Intangibles	0.1	0.2

Total Other Long-Term Assets	371.6	365.0

Total Assets	$3,203.2	$3,087.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and short-term borrowings	$140.4	$—
Accounts payable and accrued liabilities	216.1	162.2
Payables under Russian Contract	95.6	112.2
Inventories owed to customers and suppliers	303.0	322.3
Deferred revenue and advances from customers	212.5	119.1

Total Current Liabilities	967.6	715.8
Long-Term Debt	575.0	725.0
Other Long-Term Liabilities
Depleted uranium disposition	104.9	98.3
Postretirement health and life benefit obligations	132.8	130.6
Pension benefit liabilities	22.7	23.0
Other liabilities	87.2	85.6

Total Other Long-Term Liabilities	347.6	337.5
Commitments and Contingencies (Note 5)
Stockholders’ Equity	1,313.0	1,309.5

Total Liabilities and Stockholders’ Equity	$3,203.2	$3,087.8

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Separative work units	$245.1	$405.0
Uranium	47.2	15.8
U.S. government contracts and other	51.0	44.2

Total revenue	343.3	465.0
Cost of sales:
Separative work units and uranium	260.7	353.2
U.S. government contracts and other	43.8	38.6

Total cost of sales	304.5	391.8

Gross profit	38.8	73.2
Advanced technology costs	23.9	33.7
Selling, general and administrative	12.0	12.5

Operating income	2.9	27.0
Interest expense	6.3	3.5
Interest (income)	(10.8)	(9.9)

Income before income taxes	7.4	33.4
Provision (benefit) for income taxes	3.0	(5.9)

Net income	$4.4	$39.3

Net income per share:
Basic	$.04	$.45
Diluted	$.04	$.45
Weighted-average number of shares outstanding:
Basic	109.9	86.8
Diluted	110.2	87.2
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$4.4	$39.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.6	9.1
Deferred income taxes	(18.3)	(9.1)
Changes in operating assets and liabilities:
Accounts receivable – decrease	10.3	40.5
Inventories – (increase)	(53.4)	(22.1)
Payables under Russian Contract – increase (decrease)	(16.6)	9.4
Deferred revenue, net of deferred costs – increase	49.3	22.6
Accrued depleted uranium disposition	6.6	6.9
Accounts payable and other liabilities – increase (decrease)	27.5	(9.7)
Other, net	0.3	0.6

Net Cash Provided by Operating Activities	20.7	87.5

Cash Flows Used in Investing Activities
Capital expenditures	(91.5)	(16.1)
Deposits for surety bonds	—	(4.0)

Net Cash (Used in) Investing Activities	(91.5)	(20.1)

Cash Flows Used in Financing Activities
Borrowings under credit facility	37.8	1.1
Repayments under credit facility	(37.5)	(1.0)
Repurchase of senior notes	(9.9)	—
Tax benefit related to stock-based compensation	—	0.3
Common stock issued (purchased), net	(0.4)	(0.6)

Net Cash (Used in) Financing Activities	(10.0)	(0.2)

Net Increase (Decrease)	(80.8)	67.2
Cash and Cash Equivalents at Beginning of Period	886.1	171.4

Cash and Cash Equivalents at End of Period	$805.3	$238.6

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$3.7	$4.5
Income taxes paid	4.2	2.9
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K/A for the year ended December 31, 2007.
     New Accounting Standard
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on USEC’s financial position and results of operations.
     SFAS No. 157 is effective beginning with USEC’s first quarter of 2009 for non-financial assets and liabilities. USEC has not yet determined whether adoption of the statement will have a material effect on its financial position or results of operations for the first quarter of 2009.
2. INVENTORIES

	March 31,	December 31,
	2008	2007
	(millions)
Current assets:
Separative work units	$688.4	$677.3
Uranium	487.3	465.9
Materials and supplies	11.8	10.2

	1,187.5	1,153.4

Current liabilities:
Inventories owed to customers and suppliers	(303.0)	(322.3)

Inventories, net	$884.5	$831.1

3. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	March 31,	December 31,
	2008	2007
	(millions)
Deferred revenue	$209.8	$116.4
Advances from customers	2.7	2.7

	$212.5	$119.1

     Related costs associated with deferred revenue, reported in other current assets, totaled $102.4 million at March 31, 2008 and $58.3 million at December 31, 2007.
4. DEBT

	March 31,	December 31,
	2008	2007
	(millions)
Borrowings under revolving credit facility	$0.3	$—
6.75% senior notes, due January 20, 2009	140.1	150.0
3.0% convertible senior notes, due October 1, 2014	575.0	575.0

	$715.4	$725.0

     The interest rate on short-term borrowings under the revolving credit facility at March 31, 2008 was 5.5%. During the three months ended March 31, 2008, aggregate borrowings were $37.8 million and aggregate payments were $37.5 million, and the peak amount outstanding was $37.4 million. Letters of credit issued under the facility amounted to $38.4 million at March 31, 2008 and December 31, 2007. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Availability under the $400.0 million credit facility after letters of credit outstanding and short-term borrowings was $345.9 million at March 31, 2008 and $361.6 million at December 31, 2007.
     The 6.75% senior notes bear interest payable semi-annually in arrears on January 20 and July 20. In the three months ended March 31, 2008, USEC repurchased $9.9 million of the 6.75% senior notes. The cost of the repurchase was $9.6 million and was net of a discount of $0.3 million. At March 31, 2008, the fair value of the senior notes calculated based on the most recent trading price was $135.6 million, compared with the balance sheet carrying amount of $140.1 million.
     The 3.0% convertible senior notes, issued in September 2007, bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008. At March 31, 2008, the fair value of the convertible notes, based on quoted market prices, was $333.5 million. The notes were not eligible for conversion to common stock as of March 31, 2008.
5. COMMITMENTS AND CONTINGENCIES
     American Centrifuge Technology
     USEC is working to develop and deploy the American Centrifuge technology as a replacement for the gaseous diffusion technology used at the Paducah gaseous diffusion plant (“GDP”). In 2002, USEC and DOE signed an agreement (“2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. USEC believes it has achieved the first 12 of the 15 milestones. USEC’s current deployment schedule is later than the schedule established by the remaining three milestones contained in the 2002 DOE-USEC Agreement. USEC anticipates reaching agreement with DOE regarding rescheduling these milestones at a later date. However,

USEC cannot provide any assurances that it will reach an agreement or that DOE will not assert its rights under the agreement. Under the 2002 DOE-USEC Agreement, if, for reasons within USEC’s control, USEC fails to meet one or more milestones and it is determined that the resulting delay would substantially impact USEC’s ability to begin commercial operations on schedule, DOE could take a number of actions that could have a material adverse impact on USEC’s business. These actions include terminating the 2002 DOE-USEC Agreement, recommending that USEC be removed as the sole Executive Agent under the Megatons-to-Megawatts program, which could reduce or terminate USEC’s access to Russian low enriched uranium (“LEU”), or revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the American Centrifuge project and requiring USEC to transfer its rights in U.S. centrifuge technology and facilities to DOE royalty free. Unless DOE were to challenge that USEC met any of the first 12 milestones, DOE’s remedies are now limited under the agreement to circumstances in which a failure results from gross negligence or project abandonment by USEC.
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract. USEC responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby and two other cost-type contracts, again potentially in violation of the FCA. DOJ invited a response by USEC, which USEC provided in early December 2007 and again in January 2008. On February 20, 2008, USEC presented its response to DOJ and DOE. On February 25, 2008, USEC received a letter from DOJ formally requesting additional data and analysis. USEC provided its response to the latest DOJ request on April 28, 2008. USEC believes that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. USEC intends to defend vigorously any claim that might be asserted against it. As part of USEC’s continuing discussions with DOJ, USEC and DOJ agreed in August 2007 to extend the statute of limitations for this matter. That agreement was further extended three times, most recently in March 2008 to June 15, 2008.
     Defense Contract Audit Agency Audit Inquiry
     In March 2007, in connection with an audit of fiscal year 2002 costs, the Defense Contract Audit Agency (“DCAA”) raised certain questions regarding the allowability, under the Federal Acquisition Regulation, of employee overtime costs associated with satisfaction by employees of mandatory qualification and certification standards. USEC conducted discussions with DCAA regarding these questions and provided a paper to DCAA in April 2007, explaining USEC’s position that such costs are allowable and recoverable. While DCAA indicated in a communication in April 2007 that it intended to question such costs, no disallowance was made, nor were any potential impacts of disallowance quantified when DCAA issued its audit report for the fiscal year ended June 30, 2002. However, additional information was requested by DOE concerning costs related to a reduction in force during fiscal 2002. This information was supplied as requested. USEC will continue to work with DCAA and DOE to the extent that any issue is raised again in the future. USEC continues to believe that any disallowance of employee overtime costs associated with satisfaction of qualification and certification requirements would not be justified, and no loss has been accrued.

     Environmental Matter
     USEC accrued a current liability of $3.2 million in the second quarter of 2007 relating to its potential share of $7.6 million of costs incurred by the U.S. Environmental Protection Agency (“EPA”) to remediate retention ponds at a site in Barnwell, South Carolina, previously operated by Starmet CMI, one of USEC’s former contractors. USEC and certain federal agencies had previously been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, for the Barnwell site. Based on ongoing discussions with the EPA, USEC believes the actual amount of its liability is in the range of $1.0 million to $3.2 million. No adjustment has been made to the accrual pending resolution with the EPA.
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
6. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit		Postretirement Health
	Pension Plans		and Life Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service costs	$4.3	$4.7	$1.1	$1.2
Interest costs	11.4	10.8	3.0	2.9
Expected returns on plan assets (gains)	(15.3)	(14.5)	(1.3)	(1.4)
Amortization of prior service costs (credit)	0.4	0.4	(3.6)	(3.6)
Amortization of actuarial losses	0.2	0.3	0.2	0.4

Net benefit costs (income)	$1.0	$1.7	$(0.6)	$(0.5)

     USEC expects total cash contributions to the plans in 2008 will be as follows: $10.1 million for the defined benefit pension plans and $3.1 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of March 31, 2008 were $2.9 million and $0.7 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.

7. STOCK-BASED COMPENSATION

	Three Months Ended
	March 31,
	2008	2007
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.6	$2.2
Stock options, performance awards and other	0.3	0.3
Less: costs capitalized as part of inventory	(0.1)	(0.2)

Expense included in selling, general and administrative	$0.8	$2.3

Total after-tax expense	$0.5	$1.6

Additional information:
Intrinsic value of stock options exercised	—	$0.4
Cash received from exercise of stock options	—	$0.4
     Stock-based compensation in the three months ended March 31, 2008 reflects a reduction in USEC’s stock price.
     Assumptions used in the Black-Scholes option pricing model to value option grants follow.

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	1.8%	4.5%
Expected dividend yield	—	—
Expected volatility	50%	42%
Expected option life	3.5 years	3.5 years
Weighted-average grant date fair value	$2.23	$4.77
Options granted	800,150	258,000
     As of March 31, 2008, there was $7.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $5.6 million relates to restricted shares and restricted stock units, and $2.3 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.
8. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common				Accumulated
	Stock,				Other
	Par Value	Excess of			Compre-	Total	Compre-
	$.10 per	Capital over	Retained	Treasury	hensive	Stockholders’	hensive
	Share	Par Value	Earnings	Stock	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2007	$12.3	$1,186.2	$215.2	$(92.9)	$(11.3)	$1,309.5
Restricted and other stock issued, net	—	(4.4)	—	5.3	—	0.9	—

Amortization of actuarial losses and prior service costs (credits) and valuation revisions, net of income tax benefit of $1.0 million	—	—	—	—	(1.8)	(1.8)	(1.8)
Net income	—	—	4.4	—	—	4.4	4.4

Balance at March 31, 2008	$12.3	$1,181.8	$219.6	$(87.6)	$(13.1)	$1,313.0	$2.6

     Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 6.
9. NET INCOME PER SHARE
     Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock that is subject to repurchase.
     In calculating diluted net income per share, the numerator is increased by interest expense on the convertible notes, net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive stock compensation awards and the convertible notes, assuming full conversion. Conversion of the convertible notes is not assumed if the effect is antidilutive. Convertible debt is antidilutive if foregone interest on the notes (net of tax and nondiscretionary adjustments) per common share obtainable upon full conversion exceeds basic net income per share.

	Three Months Ended
	March 31,
	2008		2007
	(in millions)
Numerator:
Net income	$4.4		$39.3
Interest expense on convertible notes – net of tax	(a	)	—

Net income if-converted	$4.4		$39.3

Denominator:
Weighted average common shares	110.8		87.2
Less: Weighted average unvested restricted stock	0.9		0.4

Denominator for basic calculation	109.9		86.8

Weighted average effect of dilutive securities:
Convertible notes	(a	)	—
Stock compensation awards	0.3		0.4

Denominator for diluted calculation	110.2		87.2

Net income per share — basic	$.04		$.45

Net income per share — diluted	$.04	(a)	$.45

(a)	No effect of the convertible notes is recognized since the effect of full conversion is antidilutive. Interest expense on the convertible notes, net of tax, was $2.8 million in the three months ended March 31, 2008, and the weighted average number of convertible shares was 48.1 million.

     Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	Three Months Ended
	March 31,
	2008	2007
Options excluded from diluted earnings per share calculation:
Options to purchase common stock (in millions)	1.2	0.1
Exercise price	$6.88 to $16.90	$14.28 to $16.90
10. SEGMENT INFORMATION
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

	Three Months Ended
	March 31,
	2008	2007
	(millions)
Revenue
LEU segment:
Separative work units	$245.1	$405.0
Uranium	47.2	15.8

	292.3	420.8
U.S. government contracts segment	51.0	44.2

	$343.3	$465.0

Segment Gross Profit
LEU segment	$31.6	$67.6
U.S. government contracts segment	7.2	5.6

Gross profit	38.8	73.2
Advanced technology costs	23.9	33.7
Selling, general and administrative	12.0	12.5

Operating income	2.9	27.0
Interest expense (income), net	(4.5)	(6.4)

Income before income taxes	$7.4	$33.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties included in the annual report on Form 10-K/A for the year ended December 31, 2007.
Overview
     USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”), for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are demonstrating and deploying what we anticipate will be the world’s most advanced uranium enrichment technology, known as the American Centrifuge,

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	perform contract work for the U.S. Department of Energy (“DOE”) and its contractors at the Paducah and Portsmouth gaseous diffusion plants (“GDPs”), and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services, including nuclear materials tracking.
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
     We produce or acquire LEU from two principal sources. We produce LEU at the Paducah GDP in Paducah, Kentucky. Under the Megatons to Megawatts program, we acquire LEU from Russia under a contract, which we refer to as the Russian Contract, to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.
     Our View of the Business Today
     The outlook for the nuclear industry is strengthening as government policy, public acceptance and environmental concerns about climate change have encouraged utilities to begin the process of building new nuclear reactors in the United States for the first time in four decades. Although no new reactors are yet under construction in the United States, several U.S. utilities have filed applications for construction and operating licenses for new reactors with the U.S. Nuclear Regulatory Commission (“NRC”) and license applications for more than a dozen more reactors are expected over the next two years.

     The increased price of uranium in recent years has prompted utilities to seek to substitute incrementally more SWU in their orders for the LEU needed to fabricate nuclear fuel assemblies. This increased demand for SWU and higher production costs for gaseous diffusion enrichment plants in the United States and France due to increases in electric power costs have been two drivers for increased market prices for SWU. Looking forward, market supply and demand fundamentals suggest that SWU prices should stay firm as new reactors are ordered and built in the markets we serve, unless the balance of supply and demand in the United States is adversely affected by imports of unfairly priced LEU. With increased demand from new reactors, the closure of the less-efficient gaseous diffusion plants and the addition of new centrifuge enrichment facilities, uranium enrichment capacity should stay near equilibrium with demand through 2015.
     These factors have combined to provide a strong business environment for the nuclear fuel industry, which we believe provides a strong foundation for our substantial investment in the American Centrifuge Plant (“ACP”). Nonetheless, we face challenges over the next several years as gross profit margins will remain tight due to electric power costs at the Paducah GDP and purchase costs from Russia that will likely increase at a faster rate than we can recover in higher average prices billed to customers. We have obtained financing for the next phase of building the ACP but we still must obtain substantial capital in an uncertain financial marketplace to complete the project. Additionally, this is a highly technical project that requires thousands of complex machines to be assembled, installed and operated within the next several years. Our management team is focused on meeting these challenges.
     We are entering a critical period as we transition our sources of enrichment production. Over the next several years we will seek to effectively manage the ramp up in ACP capacity, determine the end date for commercial production from the Paducah GDP and conclude the Megatons to Megawatts program in 2013. Our business and financial profile will reflect the combined characteristics of our sources of enrichment, particularly the gaseous diffusion and centrifuge operating environments. During this transition period, we will also be looking at the potential expansion of ACP beyond the initial 3.8 million SWU plant, which could be done incrementally once the initial ACP construction phase is complete.
     The lease with DOE on our Paducah GDP facility provides us with flexibility within our current enrichment process to help us through this critical transitional period. We expect to make a decision regarding our option to extend the lease of the Paducah GDP in the second quarter of 2008. We are operating our gaseous diffusion plant in Paducah, Kentucky at the highest efficiency in decades. Our plan for the Paducah GDP beyond the current lease term is dependent upon a number of factors including the successful and timely startup of the ACP, the availability and cost of electric power beyond the expiration of our contract with the Tennessee Valley Authority (“TVA”) in May 2012, the demand for SWU and uranium, the amount that we may need to spend to maintain the gaseous diffusion facility, and the timing and nature of any potential tails re-enrichment program on behalf of the U.S. government. We have had discussions with DOE regarding the potential to re-enrich government-owned depleted uranium, or “tails”, at the Paducah GDP. Although no program has been established, a recent report by the Government Accountability Office recommended that Congress and DOE take steps to obtain the value of the remaining concentration of U235 in these tails. We believe that USEC is the logical agent to reclaim that value.
     The transition period has several challenges and opportunities. For example, the natural uranium inventory we acquired in conjunction with the privatization of USEC in 1998 had been largely sold at the end of 2007, potentially resulting in lower revenue, gross profit and cash flow from operations going forward. However, our ability to underfeed the enrichment process at Paducah allows us to obtain additional uranium supplies as we optimize our use of electric power as a substitute for uranium feed stock. We can sell the uranium obtained in this manner at today’s market prices to supplement LEU sales and cash flow. Because we expect to make future uranium sales opportunistically and the revenue from these sales will not be recognized until uranium is delivered as the uranium component of LEU, revenue and net income will be more volatile and less predictable than in recent years.

     We also face potential uncertainty and instability in the enrichment market during this transition period as a result of certain appellate court rulings that imports of LEU under certain enrichment transactions are not subject to U.S. trade law intended to prevent dumping of unfairly priced LEU in the U.S. market. We disagree with this conclusion, and in February 2008, we filed a request in the U.S. Supreme Court asking the Court to review those decisions. The Solicitor General of the United States, joined by the general counsels of the Commerce, Defense, Energy and State Departments, also filed a request seeking review of the decisions. On April 21, 2008, the Supreme Court granted those requests. The case will now be briefed and argued before the Supreme Court, with a decision expected in late 2008 or early 2009. Although there can be no assurance with respect to the outcome of the appeal, we are hopeful that the Supreme Court will overturn the appellate court decisions and ensure that all imports of LEU, regardless of the form of transaction involved, are covered by the U.S. antidumping law. Such a decision will restore certainty in the market that dumping of LEU that materially injures the U.S. industry can be restricted.
     We strongly support legislation or other federal action that would ensure that LEU imported under SWU transactions remains subject to U.S. antidumping law. Without a judicial reversal, a legislative clarification, or other action to ensure that all LEU remains subject to that law, the U.S. nuclear fuel market could be subjected to dumped imports which would make it very difficult to finance new investment in domestic nuclear fuel production, including deployment of the American Centrifuge Plant. We believe that preserving the U.S. government’s ability to prevent dumping of imported LEU irrespective of the form of sale is essential to providing the market stability needed to deploy a new generation of enrichment capacity in the United States.
     American Centrifuge Program Update
     We have been operating the Lead Cascade integrated testing program since August 2007. The American Centrifuge technology continues to show reliable and consistent operations, demonstrating an output of LEU at a product assay consistent with commercial reactor fuel. Since the beginning of 2008, the centrifuge machines involved in the Lead Cascade integrated testing program have operated for more than 30,000 machine hours, providing data on equipment reliability and identifying opportunities to further optimize the machine and cascade design. The ongoing Lead Cascade testing has demonstrated an output of LEU at a product assay used in commercial reactor fuel, which is consistent with results observed in 2007. The Lead Cascade test program has also provided data that resulted in modifications and improvements to centrifuge components. We refer to our production centrifuge design as the AC100 series centrifuge machine. Our American Centrifuge team in Oak Ridge has used the data generated by the integrated testing program, along with individual machine tests in Oak Ridge involving AC100 machines, to evaluate these improvements.
     The initial design for the AC100 machines was finalized on March 31, 2008, and 75 percent of the drawings have been released to our strategic suppliers to begin manufacturing components. Additional component validation testing will be completed and we expect the remaining drawings will be released to the strategic suppliers by June 30, 2008. The AC100 machine is designed to produce 350 SWU per year.
     The strategic suppliers will now begin manufacturing parts for the 40 to 50 AC100 machines that will be installed in the next operating cascade in Piketon, which is expected to be operational in the spring of 2009. In addition, improved AC100 components and design features will be incrementally introduced into the current cascade throughout 2008. The final design for the first series of AC100 machines that will be produced in large quantities for the ACP will reflect improvements learned during individual machine testing and subsequent integrated testing.

     We recently concluded the purchase of a facility that was built by the Boeing Co. in the 1980s specifically for centrifuge manufacturing. When Boeing decided last year to end its Oak Ridge operations, we contracted with Babcock & Wilcox Co. (“B&W”) for centrifuge machine manufacturing, balancing and testing work in the facility, which has been renamed the American Centrifuge Technology and Manufacturing Center. The 74-acre site includes 440,000 square feet of specialty facilities and was purchased for $5 million. We are making substantial capital improvements to the site as we install new production machining equipment, robotics, and computer controls and testing systems to support the ramp-up to manufacturing centrifuge components. B&W will manufacture upper suspension assemblies, lower suspension assemblies, cap assemblies and column parts. The carbon-fiber rotors will be produced by Alliant Techsystems Inc., or ATK, at a facility being prepared for production at the Allegany Ballistics Laboratory in Rocket Center, West Virginia. These rotors will be shipped to the technology and manufacturing center for initial assembly with the finely machined parts produced by B&W before final assembly and installation in the American Centrifuge Plant.
     We are building out the ACP balance of plant, preparing the production building floor for machine mounts, and pouring foundations for a new boiler building. Other work includes refurbishing the feed and withdrawal facility where uranium hexafluoride will be heated to a gaseous state before introduction into the centrifuge cascades and the subsequent withdrawal of the LEU product. We also expect to begin installation of service modules that provide the piping and electrical infrastructure for the centrifuge machines later this year.
     We are now in the midst of a thorough, bottom-up review of the cost to build the plant based on the current state of design. We expect to complete and announce a budget for the project in the second quarter of 2008. Based on where we are in the bottom-up review of the plant cost, we continue to expect that the project budget that we will establish in the second quarter will be approximately $3.5 billion, including expenditures to date, but not including costs for financing or financial assurance. As part of our review we are also looking at the ACP deployment schedule. We are evaluating whether the project risk and cost can be improved by modifying the timing of certain steps in the plant build-out. Therefore, a decision could be made to adjust the pace of one or more steps in order to manage the overall risk and cost of the project. We have stated that we expect to spend between $650 and $700 million in 2008, with most of the spending in 2008 being capitalized. However, our pace of spending in the first quarter has been below these expected levels and our expectation for aggregate spending in 2008 could change based on our review of the project cost and schedule and the outlook regarding timing of additional financing.
     We must still raise the remainder of the capital needed to build the initial 3.8 million SWU centrifuge plant. The availability of public market financing for a large capital project such as the American Centrifuge is extremely limited in the current market environment. Because DOE is in the best position to evaluate the classified American Centrifuge technology, we currently view the DOE loan guarantee program as the preferred path for obtaining the debt financing to complete the American Centrifuge project. In December 2007, federal legislation authorized funding levels for the DOE loan guarantee program, including up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle that includes uranium enrichment. DOE released its implementation plan for the loan guarantee program to Congress in April 2008 and we expect to apply for a guarantee under the program when DOE solicits applications around mid-year. However, we have no assurance that we will be invited to participate and it could take until 2009 for the loan guarantee and funding to be finalized. Accordingly, on a parallel path, we continue to evaluate and prepare for an alternative approach to debt markets.

     Since the timing of additional financing is uncertain at this point, we are also looking at alternative spending profiles for the project without substantially delaying the ultimate build-out of the ACP. We believe our successful efforts to improve the economics of the Paducah plant provide a meaningful financial backstop during the deployment period and give us greater flexibility to extend its operations as part of any alternative planning we may evaluate as the most prudent path for deploying the ACP.
     As we evaluate the project budget and schedule, we are engaging in discussions with our customers to buy the output of the ACP. By waiting until now to sell this production, we believe we are in a better position to structure proposals for long-term sales to customers in ways that are more likely to earn an appropriate return on our capital. We believe our customers understand that sales contracts for this initial output represent a strategic commitment to ensure a reliable, U.S.-based source of nuclear fuel that will be available for decades to come.
     Revenue from Sales of SWU and Uranium
     Revenue from our LEU segment is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 35% of revenue from our LEU segment in 2007. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU or uranium from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU or uranium requirements from us. Under requirements contracts, customers only make purchases if the reactor has requirements. The timing of requirements is associated with reactor refueling outages.
     Our revenues and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer demand is affected by, among other things, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average approximately $15 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle. Our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions.
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

	March 31,	December 31,	March 31,
	2008	2007	2007
Long-term SWU price indicator ($/SWU)	$145.00	$143.00	$139.00
Uranium hexafluoride:
Long-term price composite ($/KgU)	260.47	260.47	234.34
Spot price indicator ($/KgU)	195.00	241.00	260.00
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
     Although we have reduced supplies of uranium available for sale compared with prior years, we expect to opportunistically sell uranium inventory in excess of internal needs. The recognition of revenue and earnings for uranium sales is deferred until LEU to which the customer has title is physically delivered rather than at the time title transfers to the customer. The timing of revenue recognition for uranium sales is uncertain.
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
     Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”). DCAA has completed their review of the final settlement of allowable costs proposed by us for the fiscal year ended June 2002, with no significant findings or adjustment to the amounts we claim. However, additional information was requested by DOE concerning costs related to a reduction in force during fiscal 2002. This information was supplied as requested. DCAA is currently in the process of reviewing the final settlement of the amounts we claim for the six months ended December 2002 and the years ended December 2003, 2004 and 2005. Also refer to “DOE Contract Services Matter” and “Defense Contract Audit Agency Audit Inquiry” in note 5 to the Consolidated Condensed Financial Statements. Revenue from U.S. government contracts includes revenue from NAC.

     Cost of Sales
     Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold and delivered during the period and is determined by a combination of inventory levels and costs, production costs, and purchase costs. Production costs consist principally of electric power, labor and benefits, long-term depleted uranium disposition cost estimates, materials, depreciation and amortization, and maintenance and repairs. Under the monthly moving average inventory cost method that we use, coupled with our inventories of SWU and uranium, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods.
     We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Purchases under the Russian Contract are approximately 50% of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective view of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted, and likely will continue to result, in increases to the index used to determine prices under the Russian Contract. Officials of the Russian government have announced that Russia will not extend the Russian Contract or the government-to-government agreement it implements, beyond 2013. Accordingly, we do not anticipate that we will purchase Russian SWU after 2013.
     We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2007, the power load at the Paducah GDP averaged 1,510 megawatts and we expect the average power load at the Paducah GDP to increase to approximately 1,675 megawatts in 2008. We purchase electric power for the Paducah GDP under a power purchase agreement with TVA. Pricing under the TVA power contract consists of a summer and a non-summer base energy price through May 31, 2008. Beginning June 1, 2008, the price consists of a year-round base energy price that increases moderately based on a fixed, annual schedule. All prices are subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. The impact of future fuel cost adjustments is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price.
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
     Expenditures related to American Centrifuge technology for the three months ended March 31, 2008 and 2007, as well as cumulative expenditures as of March 31, 2008, follow (in millions):

			Cumulative
	Three Months Ended		as of
	March 31,		March 31,
	2008	2007	2008
Total expenditures, including accruals (A)	$133.8	$40.7	$748.9

Amount expensed as part of advanced technology costs	$23.5	$33.4	$456.8
Amount capitalized as part of construction work in progress (B)	$110.3	$7.3	$292.1

(A)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. Includes $42.3 million of accruals at March 31, 2008.

(B)	Cumulative capitalized costs as of March 31, 2008 include interest of $12.5 million. Amount excludes prepayments made to suppliers for services not yet performed of $21.6 million.
     For discussions of the financing plan for the American Centrifuge program, see “Management’s Discussion and Analysis – Liquidity and Capital Resources.” For discussions of the expected cost of the American Centrifuge project, see “Management’s Discussion and Analysis – Our View of the Business Today.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge technology are described in Item 1A, “Risk Factors” of our 2007 annual report on Form 10-K/A.
     Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR™ dual-purpose dry storage system for spent fuel.

Results of Operations – Three Months Ended March 31, 2008 and 2007
     Segment Information
     We have two reportable segments measured and presented through the gross profit line of our income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah gaseous diffusion plants (“GDPs”) as well as nuclear energy services and technologies provided by NAC. Intersegment sales between the reportable segments were less than $0.1 million in each period presented below and have been eliminated in consolidation. Segment information follows (in millions):

	Three Months Ended
	March 31,	March 31,	Increase	Percentage
	2008	2007	(Decrease)	Change
LEU segment
Revenue:
SWU revenue	$245.1	$405.0	$(159.9)	(39)%
Uranium revenue	47.2	15.8	31.4	199%

Total	$292.3	$420.8	$(128.5)	(31)%

Gross profit	$31.6	$67.6	$(36.0)	(53)%

U.S. government contracts segment
Revenue	$51.0	$44.2	$6.8	15%

Gross profit	$7.2	$5.6	$1.6	29%

Total
Revenue	$343.3	$465.0	$(121.7)	(26)%

Gross profit	$38.8	$73.2	$(34.4)	(47)%

     Revenue
     The volume of SWU sales declined 36% in the three months ended March 31, 2008 compared to the corresponding period in 2007, due to the timing of utility customer refuelings. Because a majority of the reactors served by USEC are refueled on an 18-to-24 month cycle, we anticipate a decline in the volume of SWU sales of approximately 15-20% in 2008, followed by deliveries in 2009 roughly similar to 2007. The average price billed to customers for sales of SWU declined 5% in the three months ended March 31, 2008, compared to the corresponding period in 2007, as a function of the particular contracts under which SWU was sold during the quarter. Excluding barter sales, the average SWU price billed to customers in the three months ended March 31, 2008 was about the same as in the corresponding period of 2007. Under SWU barter contracts, USEC exchanges SWU for uranium. Revenue from the sales of SWU under barter contracts, based on the estimated fair value of uranium received in exchange for SWU, was $50.8 million in the three months ended March 31, 2007. There were no barter sales in the current period. We expect the average SWU price billed to customers in the full year 2008 to be slightly higher than in 2007.
     The volume of uranium sold increased 47% in the three months ended March 31, 2008 compared to the corresponding period in 2007 reflecting the timing of customer orders. The average price for uranium delivered increased 103% reflecting higher prices charged to customers under contracts signed in recent years. For the full year 2008 compared to 2007, uranium volume is expected to decline by about 10% and the average sales price is expected to rise by about 20%.

     Revenue from the U.S. government contracts segment increased $6.8 million (or 15%) in the three months ended March 31, 2008 compared to the corresponding period in 2007, due primarily to increased contract work related to cold shutdown efforts at the Portsmouth GDP and to a lesser extent the timing of sales for NAC in the 2007 quarter.
     Cost of Sales
     Cost of sales for SWU and uranium declined $92.5 million (or 26%) in the three months ended March 31, 2008, compared to the corresponding period in 2007, due to a decline in SWU sales volume. Cost of sales per SWU was 2% lower in the three months ended March 31, 2008 reflecting a net decline in monthly moving average SWU inventory costs. Our SWU inventory costs reflect production costs and costs of purchasing SWU under the Russian Contract. Under the monthly moving average inventory cost method we use to value our SWU and uranium inventories, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over current and future periods.
     Production costs increased $46.6 million (or 25%) in the three months ended March 31, 2008, compared to the corresponding period in 2007. The cost for electric power increased $43.5 million period-to-period, primarily reflecting a 29% increase in the number of megawatt hours purchased. Under the June 2007 amendment to our TVA power contract, we have an additional 400 megawatts available in the non-summer months to underfeed the production process and increase our SWU production. Underfeeding is a mode of operation that uses or feeds less uranium, which supplements our supply of uranium, but requires more electric power. The quantity of uranium that is added to uranium inventory from underfeeding is accounted for as a byproduct of the enrichment process. Production costs are allocated to the uranium added based on the net realizable value of the uranium, and the remainder of production costs is allocated to SWU inventory costs. Overall production volume increased 26% in the three months ended March 31, 2008, compared to the corresponding period in 2007.
     The average cost per megawatt hour increased by 3% period-to-period, and was offset on a unit cost basis by declines in other, less variable production costs. Overall unit production costs in the three months ended March 31, 2008 declined by less than 1% compared to the corresponding period in 2007. Production costs allocated to SWU inventories declined 21% on a unit cost basis. Increases in the net realizable value of uranium resulted in a greater allocation of production costs to uranium added from underfeeding.
     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract declined $19.6 million in the three months ended March 31, 2008 compared to the corresponding period in 2007, reflecting decreased volume in the three-month period based on the timing of deliveries, partially offset by an 11% increase in the market-based unit purchase cost.
     Gross Profit
     Gross profit declined $34.4 million (or 47%) in the three months ended March 31, 2008, compared to the corresponding period in 2007. Our gross profit margin was 11.3% in the three months ended March 31, 2008, compared to 15.7% in the corresponding period in 2007. Gross profit for SWU and uranium declined $36.0 million (or 53%) in the three months ended March 31, 2008, compared to the corresponding period in 2007, due to lower SWU sales volume and a decline in the average sales price for SWU. The impact of the increase in the average uranium sales price was offset by higher uranium costs.

     Gross profit for the U.S. government contracts segment increased $1.6 million (or 29%) in the three months ended March 31, 2008, compared to the corresponding period in 2007, due primarily to increased contract work related to cold shutdown efforts at the Portsmouth GDP and an increase in higher margin contract work for NAC.
Non-Segment Information
     The following table presents elements of the accompanying consolidated condensed statements of income that are not categorized by segment (amounts in millions):

	Three Months Ended
	March 31,
	2008	2007
Gross profit	$38.8	$73.2
Advanced technology costs	23.9	33.7
Selling, general and administrative	12.0	12.5

Operating income	2.9	27.0
Interest expense	6.3	3.5
Interest (income)	(10.8)	(9.9)

Income before income taxes	7.4	33.4
Provision (benefit) for income taxes	3.0	(5.9)

Net income	$4.4	$39.3

     Advanced Technology Costs
     Advanced technology costs declined $9.8 million (or 29%) in the three months ended March 31, 2008 compared to the corresponding period in 2007, reflecting a $9.9 million decline in expensed demonstration costs for the American Centrifuge technology as a result of reduced activities associated with assembling and testing of centrifuge machines and equipment at our test facilities located in Oak Ridge, Tennessee, along with an increase in activities related to capitalized construction work in progress on the centrifuge machines and American Centrifuge Plant. Demonstration costs for the American Centrifuge technology were $23.5 million in the three months ended March 31, 2008 compared to $33.4 million in the three months ended March 31, 2007. The remaining amounts included in advanced technology costs are efforts by NAC to develop its MAGNASTOR™ storage system.
     Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses declined $0.5 million (or 4%) in the three months ended March 31, 2008 compared to the corresponding period in 2007. The decline in SG&A reflects reduced compensation and benefit related expenses of $1.2 million. The reduction in compensation and benefit related expenses are primarily due to declines in our stock price from period to period which impact our accruals related to stock-based compensation. Offsetting a part of these declines in SG&A are increases in employee-related costs such as travel and relocation.
     Interest Expense and Interest Income
     Interest expense increased $2.8 million (or 80%) in the three months ended March 31, 2008, compared to the corresponding period in 2007, due to an increase in debt-related interest expense of $3.9 million. The increased interest on debt was a result of our convertible notes issued in September 2007, slightly offset by an increase in capitalized interest related to American Centrifuge of $1.0 million compared to the corresponding period as well as our repurchase of $9.9 million of 6.75% senior notes in the first quarter of 2008. In addition, interest expense accrued for taxes was lower period to period.

     Interest income increased $0.9 million (or 9%) in the three months ended March 31, 2008. Interest income on cash and investment balances increased $6.3 million due to the proceeds from our issuances of convertible notes and common stock in September 2007. Interest income on accounts receivable of $1.0 million was earned under contract in the three months ended March 31, 2008 and there was no corresponding amount in the prior period. In the corresponding period in 2007, reversals of previously accrued interest expense on taxes and interest related to the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2002 totaled $6.6 million.
     Provision (Benefit) for Income Taxes
     The provision for income taxes in the three months ended March 31, 2008 was $3.0 million which included the effects of approximately $0.4 million of benefits due to the reversal of previously accrued amounts under accounting guidance provided in the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Excluding the reversal, the overall effective tax rate was 46%. The income tax benefit of $5.9 million in the corresponding three month period in 2007 included the effects of $12.7 million of benefits due to reversals of accruals previously recorded and those associated with the adoption of FIN 48 effective January 1, 2007. These reversals resulted from the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2002. The overall effective income tax rate, exclusive of these reversals, for the three months ended March 31, 2007 was 20% based on our anticipated earnings for 2007 at the time and changes in state tax laws. The overall effective rate for the year ended December 31, 2007, exclusive of reversals, was 36% based on actual earnings for 2007. The significant changes between the overall effective tax rate for 2008 of 46% compared to the overall effective tax rate for 2007 of 36% include the decrease in the federal research credit that expired after 2007, the one-time reversal of a non-deductible expense in 2007, and the decrease in income before income taxes.
     Net Income
     Net income declined $34.9 million (or $0.41 per share) in the three months ended March 31, 2008, compared with the corresponding period in 2007, reflecting the after-tax impact of lower gross profits on the sales of SWU, partly offset by a decline in advanced technology costs. The corresponding period in 2007 also benefited by $16.9 million from the reversal of previously recorded accruals for taxes and interest associated with FIN 48 that occurred March 31, 2007 when the U.S. federal statute of limitations expired with respect to all tax years through 2002. The decline in net income per share also reflects our issuance of 23 million shares of common stock in September 2007.
2008 Outlook Update
     USEC reiterates our previous earnings and cash flow guidance for 2008, issued in February 2008. Specifically, we expect total revenue in a range of $1.7 to $1.78 billion, and revenue for SWU will account for $1.3 to $1.35 billion of that total. We expect a gross profit margin will be in a range between 13% and 14%. Net income is expected to be in a range of $25 to $45 million. This guidance is subject to a number of assumptions and uncertainties that could affect results positively or negatively. Please refer to the 2008 outlook section of our 2007 Annual Report on Form 10-K/A for a full list of factors that could affect net income. We also reiterate our guidance that cash flow used in operations is expected to be in a range of $60 to $80 million.

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
     Even with the proceeds of our securities issuance in September 2007, we will still need to raise a significant amount of additional capital to complete the American Centrifuge project. The availability of public market financing for a large capital project such as the American Centrifuge is extremely limited in the current market environment. Because DOE is in the best position to evaluate the classified American Centrifuge technology, we currently view the DOE loan guarantee program as the preferred path for obtaining the debt financing to complete the American Centrifuge project. In December 2007, federal legislation authorized funding levels for the DOE loan guarantee program, including up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle that includes uranium enrichment. DOE released its implementation plan for the loan guarantee program to Congress in April 2008 and we expect to apply for a guarantee under the program when DOE solicits applications at midyear. However, we have no assurance that we will be invited to participate and it could take until 2009 for the loan guarantee and funding to be finalized. Accordingly, on a parallel path, we continue to evaluate and prepare for an alternative approach to debt markets.
     Since the timing of additional financing is uncertain at this point, we are also looking at alternative spending profiles for the project without substantially delaying the ultimate build-out of the ACP. We believe our successful efforts to improve the economics of the Paducah plant provide a meaningful financial backstop during the deployment period and give us greater flexibility to extend its operations as part of any alternative planning we may evaluate as the most prudent path for deploying the ACP. However, additional funds may be necessary sooner than we currently anticipate in the event of changes in schedule, increases in the cost of the American Centrifuge project, unanticipated prepayments to suppliers, increases in financial assurance, unanticipated costs due to delivery delays under the Russian Contract, cost overruns or any shortfall in our estimated levels of operating cash flow, or to meet other unanticipated expenses.
     We are now in the midst of a thorough, bottom-up review of the cost to build the American Centrifuge Plant. We expect to complete and announce a budget for the project in the second quarter of 2008. We expect that the project budget that we will establish in the second quarter will be approximately $3.5 billion, including expenditures to date, but not including costs for financing or financial assurance. We are continuing to evaluate bids received and negotiate with our suppliers. We are also continuing our design and value engineering efforts to lower the overall project cost. However, we may not be successful in our negotiations and value engineering efforts, and there may be further upward pressure on costs as we establish the project budget. We have stated that we expect to spend between $650 and $700 million in 2008, with most of the spending in 2008 being capitalized. However, our pace of spending in the first quarter has been below these expected levels and our expectation for aggregate spending in 2008 could change based on our review of the project cost and schedule and the outlook regarding timing of additional financing.

     The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended
	March 31,
	2008	2007
Net Cash Provided by Operating Activities	$20.7	$87.5
Net Cash (Used in) Investing Activities	(91.5)	(20.1)
Net Cash (Used in) Financing Activities	(10.0)	(0.2)

Net Increase (Decrease) in Cash and Cash Equivalents	$(80.8)	$67.2

     Operating Activities
     Cash flow from operating activities was $20.7 million in the three months ended March 31, 2008 compared with $87.5 million in the corresponding period in 2007, or $66.8 million less cash provided by operating activities period to period. During the three months ended March 31, 2008, results of operations contributed $4.4 million to cash flow and $10.6 million in non-cash adjustments for depreciation and amortization. Deferred revenue, net of deferred costs, contributed $49.3 million relating to SWU and uranium components of LEU that were sold but not shipped during the quarter. An increase in payables at March 31, 2008 provided $27.5 million of cash flow as of the end of the period, partially offset by reduced payables under the Russian Contract of $16.6 million due to the timing of purchases. Net inventory balances grew $53.4 million reflecting increased production costs and SWU quantity on hand.
     Investing Activities
     Capital expenditures were $91.5 million in the three months ended March 31, 2008, compared with $16.1 million in the corresponding period in 2007. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. In addition, we provided cash deposits of $4.0 million in March 2007 as collateral for an $8.1 million surety bond in connection with the American Centrifuge Plant license received from the NRC in April 2007.
     Financing Activities
     During the three months ended March 31, 2008, aggregate borrowings under the revolving credit facility were $37.8 million and aggregate repayments were $37.5 million, and the peak amount outstanding was $37.4 million. Short-term borrowings under the credit facility were $0.3 million at March 31, 2008, and there were no borrowings at December 31, 2007. In the three months ended March 31, 2008, we repurchased $9.9 million of the 6.75% senior notes due January 20, 2009. The cost of the repurchase was $9.6 million and was net of a discount of $0.3 million.
     There were 111.3 million shares of common stock outstanding at March 31, 2008, compared with 110.6 million at December 31, 2007, an increase of 0.7 million shares (or 0.6%).

     Working Capital

	March 31,	December 31,
	2008	2007
	(millions)
Cash and cash equivalents	$805.3	$886.1
Accounts receivable – trade	242.6	252.9
Inventories, net	884.5	831.1
Short-term debt	(0.3)	—
Current portion of long-term debt	(140.1)	—
Other current assets and liabilities, net	(323.8)	(255.3)

Working capital	$1,468.2	$1,714.8

     Capital Structure and Financial Resources
     At March 31, 2008, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014 and $140.1 million of 6.75% senior notes due January 20, 2009. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. As demonstrated in the three months ended March 31, 2008, we may, from time to time, purchase our outstanding 6.75% senior notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material. Our debt to total capitalization ratio was 35% at March 31, 2008 and 36% at December 31, 2007.
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
     Utilization of the revolving credit facility at March 31, 2008 and December 31, 2007 follows:

	March 31,	December 31,
	2008	2007
	(millions)
Short-term borrowings	$0.3	$—
Letters of credit	38.4	38.4
Available credit	345.9	361.6
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of March 31, 2008, we were in compliance with all of the covenants.
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

	Financial Assurance		Long-Term Liability
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
Depleted uranium disposition	$188.3	$188.3	$104.9	$98.3
Decontamination and decommissioning of American Centrifuge	41.6	41.6	6.2	4.4
Other financial assurance	16.7	16.5

Total financial assurance	$246.6	$246.4

Letters of credit	38.4	38.4
Surety bonds	208.2	208.0

Cash collateral deposit for surety bonds	$97.6	$97.0

     The amount of financial assurance needed in the future for depleted uranium disposition is anticipated to increase by an estimated $30 to $40 million per year depending on Paducah GDP production volumes and the estimated unit disposition cost defined by the NRC requirement.
     The amount of financial assurance needed for D&D of the American Centrifuge Plant is anticipated to increase by approximately $42 million in 2008 depending on construction progress and cost projections. The current estimate of the total cost related to NRC and DOE requirements is $345.3 million in 2006 dollars.
     Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the credit facility, the surety bonds as discussed above and certain contractual commitments disclosed in our 2007 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at March 31, 2008 or December 31, 2007.
New Accounting Standards
     Reference is made to New Accounting Standards in note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At March 31, 2008, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, borrowings under the revolving credit facility, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has not entered into financial instruments for trading purposes. At March 31, 2008, the fair value of USEC’s term debt, based on the most recent trading price, and related balance sheet carrying amounts follow (in millions):

	Balance Sheet	Fair
	Carrying Amount	Value
6.75% senior notes due January 20, 2009	$140.1	$135.6
3.0% convertible senior notes due October 1, 2014	575.0	333.5

	$715.1	$469.1

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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to information regarding (a) the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contract with the U.S. Department of Energy for the supply of cold standby services at the Portsmouth plant, (b) questions raised by the Defense Contract Audit Agency regarding the allowability of certain costs billed to DOE, and (c) an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, USEC and others, reported in note 5 to the consolidated condensed financial statements.
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     Investors should carefully consider the risk factors in Item 1A of our 2007 Annual Report on Form 10-K/A, in addition to the other information in our Annual Report and in this quarterly report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) First Quarter 2008 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
January 1 – January 31	—	—	—	—
February 1 – February 29	—	—	—	—
March 1 – March 31	98,707	$5.26	—	—

Total	98,707	$5.26	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 98,707 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the 1999 Equity Incentive Plan, as amended.

Item 6. Exhibits
3.1	Certificate of Incorporation of USEC Inc., as amended.

10.1	Summary of 2008 Annual Performance Objectives for Named Executive Officers

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.
April 30, 2008	By	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of USEC Inc., as amended.

10.1	Summary of 2008 Annual Performance Objectives for Named Executive Officers

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.