Form 10-Q
period 2008-06-30
USEC INC
filed 2008-08-06
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14287
USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2107911 (I.R.S. Employer Identification No.)
2 Democracy Center
6903 Rockledge Drive
Bethesda, Maryland 20817
(301) 564-3200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes☐   No ☑
     As of July 15, 2008, there were 111,257,000 shares of Common Stock issued and outstanding.

     This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” — that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: the success of the demonstration and deployment of our American Centrifuge technology including our ability to meet our performance targets and schedule for the American Centrifuge Plant; the cost of the American Centrifuge Plant and our ability to timely secure a loan guarantee or other financing; the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under most existing long-term contracts to pass on to customers increases in SWU prices under the Russian Contract resulting from significant increases in market prices; changes in existing restrictions on imports of Russian enriched uranium, including the imposition of duties on imports of enriched uranium under the Russian Contract; the elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$503.8	$886.1
Accounts receivable — trade	112.5	252.9
Inventories	1,220.5	1,153.4
Deferred income taxes	69.1	49.5
Other current assets	135.4	88.7

Total Current Assets	2,041.3	2,430.6
Property, Plant and Equipment, net	482.3	292.2
Other Long-Term Assets
Deferred income taxes	192.7	180.1
Deposits for surety bonds	98.1	97.0
Pension asset	71.6	67.1
Bond financing costs, net	12.9	13.8
Goodwill	6.8	6.8
Intangibles	0.1	0.2

Total Other Long-Term Assets	382.2	365.0

Total Assets	$2,905.8	$3,087.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$137.4	$—
Accounts payable and accrued liabilities	159.6	162.2
Payables under Russian Contract	158.6	112.2
Inventories owed to customers and suppliers	39.5	322.3
Deferred revenue and advances from customers	152.5	119.1

Total Current Liabilities	647.6	715.8
Long-Term Debt	575.0	725.0
Other Long-Term Liabilities
Depleted uranium disposition	109.5	98.3
Postretirement health and life benefit obligations	134.4	130.6
Pension benefit liabilities	22.9	23.0
Other liabilities	91.0	85.6

Total Other Long-Term Liabilities	357.8	337.5
Commitments and Contingencies (Note 7)
Stockholders’ Equity	1,325.4	1,309.5

Total Liabilities and Stockholders’ Equity	$2,905.8	$3,087.8

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (Unaudited)
(millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Separative work units	$125.7	$145.9	$370.8	$550.9
Uranium	58.1	16.2	105.3	32.0
U.S. government contracts and other	65.2	49.0	116.2	93.2

Total revenue	249.0	211.1	592.3	676.1
Cost of sales:
Separative work units and uranium	135.5	142.8	396.2	496.0
U.S. government contracts and other	50.0	40.6	93.8	79.2

Total cost of sales	185.5	183.4	490.0	575.2

Gross profit	63.5	27.7	102.3	100.9
Advanced technology costs	28.2	35.6	52.1	69.3
Selling, general and administrative	16.3	11.5	28.3	24.0

Operating income (loss)	19.0	(19.4)	21.9	7.6
Interest expense	5.2	2.4	11.5	5.9
Interest (income)	(6.0)	(7.9)	(16.8)	(17.8)

Income (loss) before income taxes	19.8	(13.9)	27.2	19.5
Provision (benefit) for income taxes	9.0	(0.5)	12.0	(6.4)

Net income (loss)	$10.8	$(13.4)	$15.2	$25.9

Net income (loss) per share — basic	$.10	$(.15)	$.14	$.30
Net income (loss) per share — diluted	$.08	$(.15)	$.12	$.30
Weighted-average number of shares outstanding:
Basic	110.6	87.1	110.3	87.0
Diluted	158.7	87.1	158.5	87.4
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$15.2	$25.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21.6	18.8
Deferred income taxes	(29.7)	(8.5)
Changes in operating assets and liabilities:
Accounts receivable — decrease	140.4	79.0
Inventories — (increase)	(349.9)	(190.9)
Payables under Russian Contract — increase	46.4	12.1
Deferred revenue, net of deferred costs — increase	12.5	11.9
Accrued depleted uranium disposition	11.2	11.1
Accounts payable and other liabilities — (decrease)	(16.6)	(37.1)
Other, net	(21.1)	(5.1)

Net Cash Provided by (Used in) Operating Activities	(170.0)	(82.8)

Cash Flows Used in Investing Activities
Capital expenditures	(199.4)	(37.4)
Deposits for surety bonds	—	(4.0)

Net Cash (Used in) Investing Activities	(199.4)	(41.4)

Cash Flows Provided by (Used in) Financing Activities
Borrowings under credit facility	47.0	5.9
Repayments under credit facility	(47.0)	(5.9)
Repurchase of senior notes	(12.6)	—
Tax benefit related to stock-based compensation	—	0.9
Common stock issued (purchased), net	(0.3)	0.2

Net Cash Provided by (Used in) Financing Activities	(12.9)	1.1

Net Increase (Decrease)	(382.3)	(123.1)
Cash and Cash Equivalents at Beginning of Period	886.1	171.4

Cash and Cash Equivalents at End of Period	$503.8	$48.3

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$10.2	$3.4
Income taxes paid	47.9	35.4
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K/A for the year ended December 31, 2007.
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
2. INVENTORIES

	June 30,	December 31,
	2008	2007
	(millions)
Current assets:
Separative work units	$827.4	$677.3
Uranium	379.4	465.9
Materials and supplies	13.7	10.2

	1,220.5	1,153.4

Current liabilities:
Inventories owed to customers and suppliers	(39.5)	(322.3)

Inventories, net	$1,181.0	$831.1

     Inventories Owed to Customers and Suppliers
     Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of low enriched uranium (“LEU”). In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Uranium provided by customers for which title passed to USEC is recorded on the balance sheet at estimated fair values of $1.8 million at June 30, 2008 and $2.8 million at December 31, 2007.
     Additionally, USEC owed separative work units (“SWU”) and uranium inventories to fabricators with a cost totaling $37.7 million at June 30, 2008 and $319.5 million at December 31, 2007. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.
     Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $4.5 billion at June 30, 2008, and $5.8 billion at December 31, 2007, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.
3. PROPERTY, PLANT AND EQUIPMENT
     A summary of changes in property, plant and equipment follows (in millions):

			Transfers
	December 31,	Capital Expenditures	and	June 30,
	2007	(Depreciation)	Retirements	2008
Construction work in progress	$192.7	$207.6	$(10.1)	$390.2
Leasehold improvements	171.8	—	0.3	172.1
Machinery and equipment	191.0	2.5	9.8	203.3

	555.5	210.1	—	765.6
Accumulated depreciation and amortization	(263.3)	(20.0)	—	(283.3)

	$292.2	$190.1	$—	$482.3

     Capital expenditures include items in accounts payable at June 30, 2008 for which cash is paid in the following period and capitalized asset retirement obligations. Capitalized asset retirement obligations included in construction work in progress totaled $9.3 million at June 30, 2008 and $4.3 million at December 31, 2007.
     Construction work in progress is recorded at acquisition or construction cost. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commences on a straight-line basis. USEC is working to construct and deploy the American Centrifuge Plant as a replacement for the Paducah gaseous diffusion plant (“GDP”). Construction work in progress related to the American Centrifuge Plant, none of which has yet been placed in service, totaled $361.0 million at June 30, 2008 and $181.8 million at December 31, 2007.

     USEC leases the Paducah GDP located in Paducah, Kentucky and the Portsmouth GDP located in Piketon, Ohio from the United States Department of Energy (“DOE”). Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight-line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which is 2016 for the Paducah GDP commensurate with an extension of the lease agreement exercised in June 2008. Maintenance and repair costs are charged to production costs as incurred.
4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	June 30,	December 31,
	2008	2007
	(millions)
Deferred revenue	$152.3	$116.4
Advances from customers	0.2	2.7

	$152.5	$119.1

     Related costs associated with deferred revenue, reported in other current assets, totaled $79.2 million at June 30, 2008 and $58.3 million at December 31, 2007.
5. INCOME TAXES
     In July 2008, the IRS audits for tax years 2004 through 2006 were completed, with the exception of certain administrative details, without any additional tax assessment.
6. DEBT

	June 30,	December 31,
	2008	2007
	(millions)
6.75% senior notes, due January 20, 2009	$137.4	$150.0
3.0% convertible senior notes, due October 1, 2014	575.0	575.0

	$712.4	$725.0

     The 6.75% senior notes bear interest payable semi-annually in arrears on January 20 and July 20. In the six months ended June 30, 2008, USEC repurchased $12.6 million of the 6.75% senior notes. The cost of the repurchases was $12.3 million and was net of a discount of $0.3 million. At June 30, 2008, the fair value of the senior notes calculated based on the most recent trading price was $132.5 million, compared with the balance sheet carrying amount of $137.4 million.
     The 3.0% convertible senior notes, issued in September 2007, bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008. At June 30, 2008, the fair value of the convertible notes, based on quoted market prices, was $434.9 million. The notes were not eligible for conversion to common stock as of June 30, 2008.
     There were no short-term borrowings under the $400.0 million revolving credit facility at June 30, 2008 or December 31, 2007. During the six months ended June 30, 2008, aggregate borrowings and repayments were $47.0 million, and the peak amount outstanding was $37.4 million. Letters of credit issued under the facility amounted to $28.6 million at June 30, 2008 and $38.4 million at December 31, 2007. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Availability under the credit facility after letters of credit outstanding was $325.8 million at June 30, 2008 and $361.6 million at December 31, 2007.

7. COMMITMENTS AND CONTINGENCIES
     Extended Lease for Gaseous Diffusion Plants
     On June 23, 2008, USEC exercised its exclusive option to renew the lease agreement dated as of July 1, 1993 between DOE and United States Enrichment Corporation (the “Lease”), with respect to the Paducah and Portsmouth GDPs, which are owned by the U.S. government. USEC elected to renew the Lease until June 30, 2016. Under the terms of the Lease, the renewal option must be exercised at least two years prior to the expiration of the current lease term (which was scheduled to expire on June 30, 2010) and the Lease may be renewed for successive periods of between one and six years in length. USEC retains the right under the Lease to terminate the Lease for convenience at any time upon two years notice to DOE.
     American Centrifuge Plant
     USEC is working to construct and deploy the American Centrifuge Plant as a replacement for the Paducah GDP. In 2002, USEC and DOE signed an agreement (“2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. USEC believes it has achieved the first 12 of the 15 milestones. USEC’s current deployment schedule is later than the schedule established by the remaining three milestones contained in the 2002 DOE-USEC Agreement. USEC anticipates reaching agreement with DOE regarding rescheduling these milestones at a later date. However, USEC cannot provide any assurances that it will reach an agreement or that DOE will not assert its rights under the agreement. Under the 2002 DOE-USEC Agreement, if, for reasons within USEC’s control, USEC fails to meet one or more milestones and it is determined that the resulting delay would substantially impact USEC’s ability to begin commercial operations on schedule, DOE could take a number of actions that could have a material adverse impact on USEC’s business. These actions include terminating the 2002 DOE-USEC Agreement, recommending that USEC be removed as the sole Executive Agent under the Megatons-to-Megawatts program, which could reduce or terminate USEC’s access to Russian LEU, or revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the American Centrifuge Plant and requiring USEC to transfer its rights in U.S. centrifuge technology and facilities to DOE royalty free. Unless DOE were to challenge that USEC met any of the first 12 milestones, DOE’s remedies are now limited under the agreement to circumstances in which a failure results from gross negligence or project abandonment by USEC.
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract. USEC responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby and two other cost-type contracts, again potentially in violation of the FCA. USEC has responded to these assertions and has provided several follow-up responses to DOJ and DOE in response to their requests for additional data and analysis. Most recently, USEC provided additional information to DOJ on May 30, 2008 in response to a request made on May 8, 2008. USEC believes that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. USEC intends to defend vigorously any claim that might be asserted against it. As part of USEC’s continuing discussions with DOJ, USEC and DOJ have agreed several times to extend the statute of limitations for this matter, most recently to September 15, 2008.
     Environmental Matter
     USEC accrued a current liability of $3.2 million in the second quarter of 2007 relating to its potential share of $7.6 million of costs incurred by the U.S. Environmental Protection Agency (“EPA”) to remediate retention ponds at a site in Barnwell, South Carolina, previously operated by Starmet CMI, one of USEC’s former contractors. USEC and certain federal agencies had previously been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, for the Barnwell site. Based on ongoing discussions with the EPA, USEC believes the actual amount of its liability is in the range of $1.0 million to $3.2 million. No adjustment has been made to the accrual pending final resolution with the EPA.
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
8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service costs	$4.4	$4.3	$8.7	$9.0	$1.1	$0.8	$2.2	$2.0
Interest costs	11.4	10.7	22.8	21.5	3.1	3.0	6.1	5.9
Expected return on plan assets (gains)	(15.4)	(14.5)	(30.7)	(29.0)	(1.3)	(1.4)	(2.6)	(2.8)
Amortization of prior service costs (credit)	0.5	0.5	0.9	0.9	(3.6)	(3.6)	(7.2)	(7.2)
Amortization of actuarial losses	0.1	0.3	0.3	0.6	0.1	0.7	0.3	1.1

Net benefit costs (income)	$1.0	$1.3	$2.0	$3.0	$(0.6)	$(0.5)	$(1.2)	$(1.0)

     USEC expects total cash contributions to the plans in 2008 will be as follows: $10.4 million for the defined benefit pension plans and $3.1 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of June 30, 2008 were $5.3 million and $1.5 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.

9. STOCK-BASED COMPENSATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$3.0	$3.5	$3.6	$5.4
Stock options, performance awards and other	0.5	0.4	0.8	0.8
Less: costs capitalized as part of inventory	(0.1)	—	(0.2)	(0.2)

Expense included in selling, general and administrative	$3.4	$3.9	$4.2	$6.0

Total after-tax expense	$2.2	$2.5	$2.7	$4.0

Additional information:
Intrinsic value of stock options exercised	—	$0.3	—	$0.7
Cash received from exercise of stock options	—	$0.3	—	$0.7
     Assumptions used in the Black-Scholes option pricing model to value option grants follow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.62%	—	1.84—2.62%	4.5%
Expected dividend yield	—	—	—	—
Expected volatility	56%	—	50—56%	42%
Expected option life	3.5 years	—	3.5 years	3.5 years
Weighted-average grant date fair value	$2.23	—	$2.23	$4.77
Options granted	17,492	0	817,642	258,000
     As of June 30, 2008, there was $7.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $5.1 million relates to restricted shares and restricted stock units, and $2.4 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.
10. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common
	Stock,				Accumulated
	Par Value	Excess of			Other	Total
	$.10 per	Capital over	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Share	Par Value	Earnings	Stock	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2007	$12.3	$1,186.2	$215.2	$(92.9)	$(11.3)	$1,309.5
Restricted and other stock issued, net	—	(4.2)	—	8.1	—	3.9	—
Amortization of actuarial losses and prior service costs (credits) and valuation revisions, net of income tax benefit of $2.5 million	—	—	—	—	(3.2)	(3.2)	(3.2)
Net income	—	—	15.2	—	—	15.2	15.2

Balance at June 30, 2008	$12.3	$1,182.0	$230.4	$(84.8)	$(14.5)	$1,325.4	$12.0

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Numerator:
Net income (loss)	$10.8	$(13.4)	$15.2	$25.9
Interest expense on convertible notes — net of tax	1.9	n/a	4.2	n/a

Net income if-converted	12.7	n/a	19.4	n/a

Denominator:
Weighted average common shares	111.4	87.5	111.1	87.4
Less: Weighted average unvested restricted stock	0.8	0.4	0.8	0.4

Denominator for basic calculation	110.6	87.1	110.3	87.0

Weighted average effect of dilutive securities:
Convertible notes	48.1	n/a	48.1	n/a
Stock compensation awards	—	(a )	0.1	0.4

Denominator for diluted calculation	158.7	87.1	158.5	87.4

Net income per share — basic	$.10	$(.15)	$.14	$.30

Net income per share — diluted	$.08	$(.15)	$.12	$.30

n/a	—	Not applicable since convertible notes were issued in September 2007.

(a)	—	Potential shares totaling 0.4 million for the three months ended June 30, 2007 would be antidilutive due to net loss in the quarter, and therefore diluted earnings per share is the same as basic earnings per share.
     Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Options excluded from diluted earnings per share	2.0	—	1.2	—
Exercise price of excluded options	$5.86 to $16.90	—	$6.88 to $16.90	—

12. SEGMENT INFORMATION
     USEC has two reportable segments: the LEU segment with two components, SWU and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah GDPs, as well as nuclear energy services and technologies provided by NAC International Inc. Gross profit is USEC’s measure for segment reporting. Intersegment sales between the reportable segments amounted to less than $0.1 million in each period presented below and have been eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(millions)
Revenue
LEU segment:
Separative work units	$125.7	$145.9	$370.8	$550.9
Uranium	58.1	16.2	105.3	32.0

	183.8	162.1	476.1	582.9
U.S. government contracts segment	65.2	49.0	116.2	93.2

	$249.0	$211.1	$592.3	$676.1

Segment Gross Profit
LEU segment	$48.3	$19.3	$79.9	$86.9
U.S. government contracts segment	15.2	8.4	22.4	14.0

Gross profit	63.5	27.7	102.3	100.9
Advanced technology costs	28.2	35.6	52.1	69.3
Selling, general and administrative	16.3	11.5	28.3	24.0

Operating income (loss)	19.0	(19.4)	21.9	7.6
Interest expense (income), net	(0.8)	(5.5)	(5.3)	(11.9)

Income (loss) before income taxes	$19.8	$(13.9)	$27.2	$19.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties included in Part II, Item 1A of this report and in the annual report on Form 10-K/A for the year ended December 31, 2007.
Overview
     USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We, either directly or through our subsidiaries United States Enrichment Corporation and NAC International Inc. (“NAC”):
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are deploying what we anticipate will be the world’s most advanced uranium enrichment technology, known as the American Centrifuge,

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	perform contract work for the U.S. Department of Energy (“DOE”) and its contractors at the Paducah and Portsmouth gaseous diffusion plants (“GDPs”), and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services, including nuclear materials tracking.
     Low Enriched Uranium
     LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as the SWU component and the quantity of natural uranium deemed to be used in the production of LEU under this formula is referred to as its uranium component.
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
     Our View of the Business Today
     The outlook for the nuclear industry continues to strengthen as government policy, public acceptance and environmental concerns about climate change have encouraged utilities to begin the process of building new nuclear reactors in the United States for the first time in four decades. Although no new reactors are yet under construction in the United States and potential new reactors are facing cost pressures, U.S. utilities have filed 11 applications for construction and operating licenses for 18 new reactors with the U.S. Nuclear Regulatory Commission (“NRC”) and license applications for more than a dozen more reactors are expected over the next two years.

     Although in the past several months we have seen a reduction in the price of uranium compared to peak levels in June 2007, overall increases in the price of uranium over the last five years have prompted utilities to seek, to the extent permitted by their contracts with us, to purchase incrementally more SWU, and supply incrementally less uranium, under their orders for LEU. This increased demand for SWU and higher production costs for gaseous diffusion enrichment plants in the United States and France due to increases in electric power costs have been two drivers for increased market prices for SWU. In the first six months of 2008, long-term SWU price indicators increased 6% to $152 per SWU. Looking forward, market supply and demand fundamentals suggest that SWU prices should continue to firm as new reactors are ordered and built in the markets we serve, unless the balance of supply and demand in the United States is adversely affected by imports of unfairly priced LEU.
     These factors have combined to provide a strong business environment for the nuclear fuel industry, which we believe provides a strong foundation for our substantial investment in the American Centrifuge Plant (the “ACP”). Nonetheless, we face significant challenges both in the short-term as we seek additional financing needed for the ACP and over the next several years as we transition our sources of LEU supply. See the American Centrifuge Plant Update below.
     During this transition period, we will seek to effectively manage the ramp up in ACP capacity, determine the end date for commercial production from the Paducah GDP and conclude the Megatons to Megawatts program in 2013. We will also be looking at the potential expansion of the ACP beyond the initial 3.8 million SWU plant, which could be done incrementally once the initial ACP construction phase is complete. Our business and financial profile will reflect the combined characteristics of our sources of LEU, particularly the gaseous diffusion and centrifuge operating environments. Gross profit margins will remain extremely tight over the next several years due to electric power costs at the Paducah GDP and increasing purchase costs from Russia under the Megatons to Megawatts program. We are currently in discussions with Russia regarding pricing and the contractual tails assay level for our purchases from Russia.
     The lease with DOE for the Paducah GDP provides us with flexibility within our current enrichment process to help us through this critical transitional period. During the second quarter we exercised our option to extend the lease of the Paducah GDP through June 30, 2016. Although the costs to operate the Paducah GDP have increased in the past several years because of increases in power costs, we are operating the Paducah GDP at the highest efficiency in decades. Our long-term plan for the Paducah GDP is dependent upon a number of factors including the successful and timely startup of the ACP, the availability and cost of electric power beyond the expiration of our contract with the Tennessee Valley Authority (“TVA”) in May 2012, the demand for SWU and uranium, the cost to maintain the Paducah GDP, and the timing and nature of any potential tails re-enrichment program on behalf of the U.S. government.
     The transition period has several challenges and opportunities. For example, the natural uranium inventory we acquired in conjunction with the privatization of USEC in 1998 had been largely sold at the end of 2007, potentially resulting in lower revenue, gross profit and cash flow from operations going forward. However, our ability to underfeed the enrichment process at the Paducah GDP allows us to obtain additional uranium supplies as we optimize our use of electric power as a substitute for uranium feed stock. We can sell the uranium obtained in this manner opportunistically at today’s market prices to supplement LEU sales and cash flow. However, volatility in uranium prices can affect the value to us of this underfeeding opportunity. Revenue from any uranium sales will not be recognized until uranium is delivered as the uranium component of LEU. Therefore, revenue and net income may be more volatile and less predictable than in recent years. Although we have a fixed-price contract that sets the base price for most of the power we purchase, our costs can fluctuate above or below the base contract price based on fuel and purchased power costs experienced by TVA. The impact of this fuel cost adjustment continues to be negative, imposing an increase over base contract prices of 9% in the first six months of 2008. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, and the future impact is expected to be greater based on recent trends in energy costs. We expect higher power purchase costs to negatively affect our production costs and cash flow for the remainder of 2008.
     We also face potential uncertainty and instability in the enrichment market during this transition period as a result of certain appellate court rulings that imports of LEU under certain SWU contracts are not subject to U.S. trade law intended to prevent dumping of unfairly priced foreign merchandise in the U.S. market. We disagree with this conclusion, and in April 2008 the U.S. Supreme Court granted petitions for certiorari filed by us and the U.S. government requesting review of those decisions. USEC and the Solicitor General of the United States filed briefs in July, and the Supreme Court has scheduled oral arguments in the case for November 2008 and is expected to render a decision in the first half of 2009. The general counsels of U.S. Departments of Commerce, Defense, Energy and State joined the Solicitor General in both the U.S. government’s petition for review and its brief filed with the Supreme Court. Although there can be no assurance with respect to the outcome of the appeal, we are optimistic that the Supreme Court will overturn the appellate court decisions and ensure that all imports of LEU, regardless of the form of contract involved, are covered by the U.S. antidumping law. Such a decision will restore certainty in the market that dumping of LEU that materially injures the U.S. industry can be restricted.
     We strongly support legislation or other federal action that would ensure that LEU imported under SWU contracts remains subject to U.S. antidumping law. Without a judicial reversal, a legislative clarification, or other action to ensure that all LEU remains subject to that law, the U.S. nuclear fuel market could be subjected to dumped imports which would make it very difficult to finance new investment in domestic nuclear fuel production, including deployment of the ACP. We believe that preserving the U.S. government’s ability to prevent dumping of imported LEU irrespective of the form of sale is essential to providing the market stability needed to deploy a new generation of enrichment capacity in the United States.
     American Centrifuge Plant Update
     During the past five years, we have been developing and demonstrating a gas centrifuge technology that we call the American Centrifuge that we will deploy in the American Centrifuge Plant being built in Piketon, Ohio. This technology was initially developed by DOE during the 1970s and 80s and successfully demonstrated, but was ultimately not commercially deployed for reasons unrelated to the technology itself. We have modified and improved this technology through the use of modern materials, advanced computer-aided design, digital controls and state-of-the-art manufacturing processes.
     We have been operating the Lead Cascade integrated testing program since August 2007. We have been testing prototype machines and have demonstrated the ability of the cascade to generate product assays in a range useable by commercial nuclear power plants, obtained data on machine-to-machine interactions, verified cascade performance models under a variety of operating conditions, and obtained operating experience for our plant operators and technicians. The centrifuge machines involved in the Lead Cascade integrated testing program have operated for over 100,000 total machine hours, providing data on equipment reliability and identifying opportunities to further optimize the machine and cascade design. These prototype machines confirmed design and performance targets while verifying the predictions of our analytical performance models. Over the past 12 months, we strenuously tested the centrifuge machines in operating conditions unlikely to be seen in normal plant operations, and in some cases we encountered issues that we systematically evaluated and addressed. We took additional time for this evaluation, which diverted resources from our value engineering efforts. However, resolution of these issues gives us additional confidence in the robust nature of the technology, the deterministic approach we have taken to reliability testing (which focuses on identifying failure modes and designing the components and systems with safety margins exceeding expected stresses of the operating environment) and the potential of future machine performance improvements. The months of Lead Cascade operations have also given our employees experience in operating a cascade of machines that has refined operating and maintenance procedures.
     We refer to our production centrifuge design as the AC100 series centrifuge machine. The initial design for the AC100 machine reflects improvements learned during individual machine testing and subsequent integrated testing. Each AC100 series centrifuge machine is designed to produce 350 SWU per year. The initial AC100 machine design is final, and all drawings have been released to our strategic suppliers to begin manufacturing components. The strategic suppliers have begun manufacturing parts for the 40 to 50 AC100 machines that will be installed in the Lead Cascade in Piketon. This cascade is expected to be operational by the end of the first quarter of 2009 and is intended to provide additional data on equipment operation and reliability and identify opportunities to further optimize the machine and cascade design. In addition, improved AC100 components and design features will be incrementally introduced into the current cascade during the remainder of 2008. We also continue to work on the design for the value-engineered AC100 machine, which is expected to be completed in March 2009. The value-engineered AC100 machine is the machine we expect to deploy in the commercial plant.
     In addition to the Lead Cascade operations and finalizing the initial design of the AC100, a major focus for our American Centrifuge team has been re-establishing the highly specialized U.S. manufacturing base needed to build the AC100. For example, we have significantly refurbished a facility we purchased in Oak Ridge, Tennessee and renamed it the American Centrifuge Technology and Manufacturing Center. We made substantial capital improvements to the site during the second quarter as we installed new production machining equipment, robotics, and computer controls and testing systems to support the ramp-up to manufacturing centrifuge components. We have contracted with B&W Clinch River, LLC, a subsidiary of the Babcock and Wilcox Co., to manufacture upper suspension assemblies, lower suspension assemblies, cap assemblies and column parts at this facility as well as assembling rotors and procuring unclassified metal parts. A subsidiary of Alliant Techsystems Inc., or ATK, is expanding facilities it has at the Allegany Ballistics Laboratory in Rocket Center, West Virginia. It will produce the carbon-fiber rotor tubes for the centrifuges. Major Tool & Machine, Inc. is significantly expanding facilities at its Indianapolis, Indiana plant to fabricate the steel casings for the machines. We awarded a contract to Teledyne Brown Engineering, Inc. during the second quarter to manufacture service modules for the ACP. These steel framed structures hold pipe headers and valves, control and instrument cabling, electrical distribution cables and other controls. Each service module can serve up to 20 AC100 machines. Teledyne Brown expanded a manufacturing facility in Huntsville, Alabama to accommodate this work. These suppliers will be manufacturing the various components of the AC100 machines that will be assembled later this year into a cascade of 40 to 50 machines that we expect will be operational by the end of the first quarter of 2009. The manufacturing infrastructure that we are putting into place to deploy the initial plant capacity will be available to support any future expansion beyond 3.8 million SWU. Because an expansion would not require creating this manufacturing infrastructure or another demonstration of the technology, the cost of any expansion is anticipated to be less than the initial project.
     Following receipt of a construction and operating license from the NRC in April 2007, we began renovating and building the ACP in Piketon, Ohio. We continue to build out the ACP balance of plant. Contractors completed preparing one production building floor for machine mounts and are preparing to commence work in the second production building. We also made substantial progress on a new boiler building. Other work includes demolition within the feed and withdrawal facility in advance of work to install equipment where uranium hexafluoride will be heated to a gaseous state before introduction into the centrifuge cascades and the subsequent withdrawal of the LEU product.

     We completed a thorough, bottom-up review of the cost to build the ACP. In line with our expectations communicated earlier this year, we have established a project budget of $3.5 billion. This budget includes expenditures to date but does not include financing costs or financial assurance. See “Liquidity and Capital Resources — Financial Assurance and Related Liabilities” for a discussion of the financial assurance requirements of the American Centrifuge Plant. The expenditures to date and budgeted at completion follow (in millions):

	Cumulative	Project
	as of	Budget at
	June 30, 2008	Completion
Machine technology, lead cascade and program management	$321.2	$464.2
Machine manufacturing and assembly	287.5	1,592.5
Commercial plant	266.2	1,442.1

Project development, deployment and construction	$874.9	$3,498.8

Other costs:
Capitalized interest	15.5
Capitalized asset retirement obligations	9.3

Total ACP expenditures, including accruals	$899.7

Amount expensed as part of advanced technology costs	$484.5
Amount capitalized as part of construction work in progress	$361.0
Equipment, building and land used for manufacturing and plant	$33.5
Depreciation and transfers	$(2.1)
Prepayments to suppliers for services not yet performed	$22.8
     Based on the maturity of the AC100 and plant design, we have undergone a rigorous process to develop this budget over the past several months. The budget reflects a bottom-up, roll-up of detailed work-breakdown structure activities and reflects extensive input from our suppliers. We have built into the budget a management reserve and have a structured process to manage any potential changes in scope, budget or schedule.
     While our project budget includes some degree of embedded contingency with respect to labor and materials cost assumptions, we remain subject to cost escalation risk. We estimate that each 1% change in labor cost from our budget would change the project’s cost by approximately $10 million and each 1% change in commodity cost would change the project’s cost by approximately $8 million. If project management determines that costs will exceed the budget (including the built-in management reserve), and such costs cannot otherwise be offset or financed, we may elect to deploy fewer centrifuge machines in the plant to mitigate such potential cost growth. The modular nature of the plant construction permits normal operation even if the scale is reduced from the current planned size.

     The anticipated cumulative spending over the next five years follows (in billions):
     We have been pursuing a phased approach to contracting, with work generally divided into three stages: demonstration, initial AC100 machine manufacturing, and the balance of commercial plant construction and final machine production. Currently, we are working with our strategic suppliers primarily under cost-reimbursement agreements. As we proceed with the project, we intend for contracts with suppliers to transition from a cost-reimbursement model to a fixed-price or incentive-based model, as appropriate.
     We also reviewed our schedule and have identified a schedule going forward that allows for some additional time to reduce risks in design and demonstration, manufacturing and construction and startup and operations, while still keeping us within our earlier target of having the ACP completed in 2012. We anticipate receiving the first AC100 machines from our manufacturers in the fourth quarter of 2008 and beginning AC100 Lead Cascade operation by the end of the first quarter of 2009. These operations will continue through 2009. These machines may be integrated into a commercial cascade. Our suppliers have been focused on building the facilities necessary to be in position to build several hundred AC100 machines per month. Progress on building the production facilities is on track to support the production schedules for both the AC100 and AC100 value-engineered machines. Finally, in terms of plant startup and operations, we anticipate beginning commercial operations at the end of the first quarter of 2010, and reaching 1 million SWU capacity in first quarter of 2011 and the full 3.8 million SWU capacity at the end of 2012.
     Our testing program continues to demonstrate the opportunity for machine productivity beyond 350 SWU per year. We anticipate being able to assemble and install machines with greater SWU capacity at a discrete point in the deployment of centrifuges for our initial two production buildings, which have space for approximately 11,500 centrifuges.
     We must still raise the remainder of the capital needed to build the ACP and this has been and will continue to be a focus of management. Current financial market conditions have significantly reduced the availability of public market financing for high-yield issuers and large capital projects such as the American Centrifuge. We currently view the DOE loan guarantee program as the path for obtaining the debt financing to complete the American Centrifuge project. The loan guarantee program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $38.5 billion, including up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the loan guarantee program on June 30, 2008 and we applied for $2 billion in funding in July. We believe that our project is ideally suited for the loan guarantee program and are actively seeking a prompt review of our application and a commitment from DOE. However, we have no assurance that our project will be selected to move forward in the program and it could take an extended period for the loan guarantee and funding to be finalized. Accordingly, on a parallel path, we continue to evaluate alternative sources of capital. If we are not able to obtain timely action from DOE or obtain an alternate capital commitment, we will be forced to slow spending on the project, which will result in potentially significant schedule delays and increased costs, or take other actions to ensure that we have adequate liquidity for our ongoing operations. Further details are provided in Part II, Item 1A, “Risk Factors” of this report.
     Our Marketing and Sales staff has been engaging in discussions with our customers to sell the output of the ACP. By waiting until now to sell this production, we believe we are in a better position to structure proposals for long-term sales to customers in ways that will provide stronger support for our financing and earn an appropriate return on our capital. We have received accepted offers from customers and are in the process of negotiating and signing long-term contracts for commitments totaling approximately $900 million for deliveries beginning in 2013. We will continue to meet with customers to continue the process of selling ACP output. Sales contracts for this initial output represent a strategic commitment by customers to ensure a reliable, U.S.-based source of nuclear fuel that will be available for decades to come.
     Revenue from Sales of SWU and Uranium
     Revenue from our LEU segment is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 35% of revenue from our LEU segment in 2007. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU or uranium from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, customers only make purchases if the reactor has requirements. The timing of requirements is associated with reactor refueling outages.
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
     Our financial performance over time can be significantly affected by changes in prices for SWU. The long-term SWU price indicator, as published by TradeTech in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators. Following are the long-term SWU price indicator, the long-term price for uranium hexafluoride, as calculated using indicators published in Nuclear Market Review, and the spot price indicator for uranium hexafluoride:

	June 30,	March 31,	December 31,	June 30,
	2008	2008	2007	2007
Long-term SWU price indicator ($/SWU)	$152.00	$145.00	$143.00	$140.00
Uranium hexafluoride:
Long-term price composite ($/KgU)	234.34	260.47	260.47	260.47
Spot price indicator ($/KgU)	163.00	195.00	241.00	358.00
     A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium and, as a result, our inventory of uranium available for sale has been reduced. We expect to continue to supplement our supply of uranium by underfeeding the production process at the Paducah GDP and by purchasing uranium from suppliers in connection with specific customer contracts. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. Uranium prices in the market have continued to make underfeeding economical despite increases in power costs. We will continue to monitor and optimize the economics of our production based on the cost of power and market conditions for SWU and uranium.
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
     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including contracts for maintenance of the Portsmouth GDP in cold shutdown and processing DOE-owned out-of-specification uranium. DOE and USEC have periodically extended the Portsmouth GDP cold shutdown contract, most recently through September 30, 2008. DOE recently announced their intention to negotiate a sole-source extension of the cold shutdown contract for an additional two years. We expect that the processing of out-of-specification uranium for DOE will be complete by September 2008. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations.
     Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”). DCAA and DOE have completed their review of the final settlement of allowable costs proposed by us for the fiscal year ended June 2002, with no significant findings or adjustment to the amounts we claim. DCAA is currently in the process of reviewing the final settlement of the amounts we claim for the six months ended December 2002 and the years ended December 2003, 2004 and 2005. Also refer to “DOE Contract Services Matter” in note 7 to the Consolidated Condensed Financial Statements. Revenue from the U.S. government contracts segment includes revenue from NAC.
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
     We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2007, the power load at the Paducah GDP averaged 1,510 megawatts and we expect the average power load at the Paducah GDP to increase to approximately 1,675 megawatts in 2008. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA. Pricing under the TVA power contract consisted of a summer and a non-summer base energy price through May 31, 2008. Beginning June 1, 2008, the price consists of a year-round base energy price that increases moderately based on a fixed, annual schedule. All prices are subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. The impact of the fuel cost adjustment continues to be negative for USEC, imposing an increase over base contract prices of 9% in the first six months of 2008. Although the impact of future fuel cost adjustments is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price, we expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, and the future impact is expected to be greater based on recent trends in energy costs.
     A new labor agreement was reached with the Portsmouth guards union (Security, Police, Fire Professionals of America Local 66) on May 29, 2008 and will run until August 4, 2012.

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
     Expenditures related to American Centrifuge technology for the six months ended June 30, 2008 and 2007, as well as cumulative expenditures as of June 30, 2008, follow (in millions):

			Cumulative
	Six Months Ended		as of
	June 30,		June 30,
	2008	2007	2008
Amount expensed as part of advanced technology costs	$51.2	$68.6	$484.5
Amount capitalized as part of construction work in progress (A)	179.2	25.6	361.0
Equipment, building and land used for manufacturing and plant	23.5	1.6	33.5
Depreciation and transfers	(0.6)	(0.3)	(2.1)
Prepayments to suppliers for services not yet performed	5.9	0.9	22.8

Total ACP expenditures, including accruals (B)	$259.2	$96.4	$899.7

(A)	Cumulative capitalized costs as of June 30, 2008 include interest of $15.5 million.

(B)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. Includes $32.4 million of accruals at June 30, 2008.
     For discussions of the financing plan for the American Centrifuge project, see “Management’s Discussion and Analysis — Liquidity and Capital Resources.” For discussions of the expected cost of the American Centrifuge project, see “Management’s Discussion and Analysis — American Centrifuge Plant Update.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Part II, Item 1A, “Risk Factors” of this report and in our 2007 annual report on Form 10-K/A.
     Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR™ dual-purpose dry storage system for spent fuel.

Results of Operations — Three and Six Months Ended June 30, 2008 and 2007
     Segment Information
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

	Three Months Ended
	June 30,	June 30,	Increase	Percentage
	2008	2007	(Decrease)	Change
LEU segment
Revenue:
SWU revenue	$125.7	$145.9	$(20.2)	(14)%
Uranium revenue	58.1	16.2	41.9	259%

Total	$183.8	$162.1	$21.7	13%

Gross profit	$48.3	$19.3	$29.0	150%

U.S. government contracts segment
Revenue	$65.2	$49.0	$16.2	33%

Gross profit	$15.2	$8.4	$6.8	81%

Total
Revenue	$249.0	$211.1	$37.9	18%

Gross profit	$63.5	$27.7	$35.8	129%

	Six Months Ended
	June 30,	June 30,	Increase	Percentage
	2008	2007	(Decrease)	Change
LEU segment
Revenue:
SWU revenue	$370.8	$550.9	$(180.1)	(33)%
Uranium revenue	105.3	32.0	73.3	229%

Total	$476.1	$582.9	$(106.8)	(18)%

Gross profit	$79.9	$86.9	$(7.0)	(8)%

U.S. government contracts segment
Revenue	$116.2	$93.2	$23.0	25%

Gross profit	$22.4	$14.0	$8.4	60%

Total
Revenue	$592.3	$676.1	$(83.8)	(12)%

Gross profit	$102.3	$100.9	$1.4	1%

     Revenue
     The volume of SWU sales declined 20% in the three months and 32% in the six months ended June 30, 2008, compared to the corresponding periods in 2007, due to the timing of utility customer refuelings. Because a majority of the reactors served by USEC are refueled on an 18-to-24 month cycle, we anticipate a decline in the volume of SWU sales of approximately 20% in 2008, followed by deliveries in 2009 roughly similar to 2007. The average price billed to customers for sales of SWU increased 7% in the three months ended June 30, 2008, and declined 2% in the six months ended June 30, 2008, compared to the corresponding periods in 2007, as a function of the particular contracts under which SWU was sold during the quarter.
     The volume of uranium sold increased 25% in the three months and 39% in the six months ended June 30, 2008, compared to the corresponding periods in 2007, reflecting the timing of customer orders. The average price for uranium delivered increased 188% in the three-month period and 136% in the six-month period reflecting higher prices charged to customers under contracts signed in recent years.
     Revenue from the U.S. government contracts segment increased $16.2 million in the three months and $23.0 million in the six months ended June 30, 2008, compared to the corresponding periods in 2007, primarily due to incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs, increased contract work related to cold shutdown efforts at the Portsmouth GDP and to a lesser extent the timing of sales for NAC.
     Cost of Sales
     Cost of sales for SWU and uranium declined $7.3 million (or 5%) in the three months and $99.8 million (or 20%) in the six months ended June 30, 2008, compared to the corresponding period in 2007, due to a decline in SWU sales volume. Cost of sales per SWU was 1% higher in the three-month period and 1% lower in the six-month period, compared to corresponding periods in 2007, reflecting changes in monthly moving average SWU inventory costs. Our SWU inventory costs reflect production costs and costs of purchasing SWU under the Russian Contract. Under the monthly moving average inventory cost method we use to value our SWU and uranium inventories, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over current and future periods.
     Under the June 2007 amendment to our TVA power contract, we have an additional 400 megawatts of power available in the non-summer months to underfeed the production process and increase our LEU production. Underfeeding is a mode of operation that uses or feeds less uranium, which supplements our supply of uranium, but requires more electric power. The quantity of uranium that is added to uranium inventory from underfeeding is accounted for as a byproduct of the enrichment process. Production costs are allocated to the uranium added based on the net realizable value of the uranium, and the remainder of production costs is allocated to SWU inventory costs.
     Production costs increased $70.6 million (or 19%) in the six months ended June 30, 2008, compared to the corresponding period in 2007. Overall production volume increased 22%. The cost for electric power increased $62.8 million period-to-period, reflecting an additional 1.6 million megawatt hours purchased in the current six-month period, an increase of 25%. The average cost per megawatt hour declined 1%. Overall unit production costs in the six months ended June 30, 2008 declined by 2% compared to the corresponding period in 2007. Production costs allocated to SWU inventories declined 13% on a unit cost basis. Increases in the net realizable value of uranium resulted in a greater allocation of production costs to uranium added from underfeeding.

     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $51.0 million in the six months ended June 30, 2008 compared to the corresponding period in 2007, reflecting increased volume based on the timing of deliveries and an 11% increase in the market-based unit purchase cost.
     Cost of sales for the U.S. government contracts segment increased $9.4 million (or 23%) in the three months and $14.6 million (or 18%) in the six months ended June 30, 2008, compared to the corresponding periods in 2007, due to increased contract work related to cold shutdown efforts at the Portsmouth GDP and to a lesser extent the timing of sales for NAC.
     Gross Profit
     Gross profit increased $35.8 million (or 129%) in the three months ended June 30, 2008, compared to the corresponding period in 2007. Our gross profit margin was 25.5% in the three months ended June 30, 2008, compared to 13.1% in the corresponding period in 2007. Gross profit increased $1.4 million (or 1%) in the six months ended June 30, 2008, compared to the corresponding period in 2007. Our gross profit margin was 17.3% in the six months ended June 30, 2008, compared to 14.9% in the corresponding period in 2007.
     Gross profit for SWU and uranium increased $29.0 million (or 150%) in the three months ended June 30, 2008, compared to the corresponding period in 2007, due to higher average sales prices for uranium and SWU, partly offset by lower SWU sales volume.
     Gross profit for SWU and uranium declined $7.0 million (or 8%) in the six months ended June 30, 2008, compared to the corresponding period in 2007, due to lower SWU sales volume, partly offset by higher average sales prices for uranium.
     Gross profit for the U.S. government contracts segment increased $6.8 million (or 81%) in the three months and $8.4 million (or 60%) in the six months ended June 30, 2008, compared to the corresponding periods in 2007, primarily due to incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs and increased contract work related to cold shutdown efforts at the Portsmouth GDP.
     Non-Segment Information
     The following table presents elements of the accompanying consolidated condensed statements of income that are not categorized by segment (amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross profit	$63.5	$27.7	$102.3	$100.9
Advanced technology costs	28.2	35.6	52.1	69.3
Selling, general and administrative	16.3	11.5	28.3	24.0

Operating income (loss)	19.0	(19.4)	21.9	7.6
Interest expense	5.2	2.4	11.5	5.9
Interest (income)	(6.0)	(7.9)	(16.8)	(17.8)

Income (loss) before income taxes	19.8	(13.9)	27.2	19.5
Provision (benefit) for income taxes	9.0	(0.5)	12.0	(6.4)

Net income (loss)	$10.8	$(13.4)	$15.2	$25.9

     Advanced Technology Costs
     Advanced technology costs declined $7.4 million (or 21%) in the three months and $17.2 million (or 25%) in the six months ended June 30, 2008, compared to the corresponding periods in 2007, reflecting declines in expensed demonstration costs for the American Centrifuge technology as a result of reduced activities associated with assembling and testing of centrifuge machines and equipment at our test facilities located in Oak Ridge, Tennessee, along with an increase in activities related to capitalized construction work in progress on the centrifuge machines and American Centrifuge Plant. Demonstration costs for the American Centrifuge technology were $27.7 million in the three months and $51.2 million in the six months ended June 30, 2008, compared to $35.2 million in the three months and $68.6 million in the six months ended June 30, 2007. The remaining amounts included in advanced technology costs are efforts by NAC to develop its MAGNASTOR storage system.
     Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased $4.8 million (or 42%) in the three months and $4.3 million (or 18%) in the six months ended June 30, 2008 compared to the corresponding period in 2007. The increases in SG&A reflect a reversal of a previously accrued tax penalty of $3.4 million in the three months ended June 30, 2007. Consulting expenses increased $1.5 million in both the three- and six-month periods compared to the corresponding periods in the prior year primarily related to strategy, enterprise risk management, and organizational efforts at both the company level and ACP project level. Compensation and benefit related expenses declined $0.3 million in the three months and $1.5 million in the six months ended June 30, 2008, compared to the corresponding periods in 2007, reflecting declines in our stock price from period to period which impact our accruals related to stock-based compensation. Offsetting a portion of these declines are increases in employee-related costs such as travel and relocation.
     Interest Expense and Interest Income
     Interest expense increased $2.8 million (or 117%) in the three months and $5.6 million (or 95%) in the six months ended June 30, 2008, compared to the corresponding periods in 2007, due to increases in debt-related interest expense of $3.3 million and $7.2 million, respectively. The increased interest on debt was a result of our 3.0% convertible notes issued in September 2007, slightly offset by increases in capitalized interest related to American Centrifuge of $1.4 million for the three month period and $2.4 million for the six month period. In addition, interest expense on our 6.75% senior notes declined as a result of our repurchase of $12.6 million in notes in 2008.
     Interest income declined $1.9 million (or 24%) in the three months and $1.0 million (or 6%) in the six months ended June 30, 2008, reflecting reversals in the corresponding periods in 2007 of previously accrued interest expense on taxes and interest related to the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2002 and IRS audit settlements. Interest income on cash and investment balances increased $2.6 million in the three-month period and $8.9 million in the six-month period due to the proceeds from our issuances of 3.0% convertible notes and common stock in September 2007.
     Provision (Benefit) for Income Taxes
     The provision for income taxes was $9.0 million in the three months and $12.0 million in the six months ended June 30, 2008. Included in the six months ended June 30, 2008 are benefits of approximately $0.3 million due to reversals of previously accrued amounts under accounting guidance provided in the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective January 1, 2007. Excluding these reversals, the overall effective tax rate was 45% in the six months ended June 30, 2008. The income tax benefit of $6.4 million in the corresponding six-month period in 2007 also included FIN 48 related benefits of approximately $12.5 million. These 2007 benefits were due to reversals of accruals previously recorded and those associated with the adoption of FIN 48. These reversals in the first six months of 2007 primarily resulted from the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2002.
     The overall effective income tax rate, exclusive of FIN 48 related reversals, for the six months ended June 30, 2007 was 41% based on our anticipated earnings for 2007 at that time and changes in state tax laws. The overall effective rate for the year ended December 31, 2007, exclusive of FIN 48 related reversals, was 36% based on actual earnings for 2007. The significant changes between the overall effective tax rate for 2008 of 45% compared to the overall effective tax rate for 2007 of 36% include the decrease in expected income before income taxes for 2008 compared to 2007, the decrease in the federal research credit that expired after 2007, and the one-time reversal of a non-deductible expense in 2007.
     Net Income
     Net income increased $24.2 million (or $0.25 per share—basic; $0.23 per share—diluted) in the three months ended June 30, 2008, compared with the corresponding period in 2007, reflecting the after-tax impact of higher gross profits in both business segments and lower advanced technology expenses.
     Net income declined $10.7 million (or $0.16 per share—basic; $0.18 per share—diluted) in the six months ended June 30, 2008. The corresponding period in 2007 benefited by $20.7 million from the reversal of previously recorded accruals for taxes and interest associated with FIN 48 that occurred on March 31, 2007 when the U.S. federal statute of limitations expired with respect to all tax years through 2002. Offsetting this prior year benefit is the current year reduction in advanced technology expenses.
     Net income per share in the three and six months ended June 30, 2008 also reflects our issuance of 23 million shares of common stock in September 2007.
2008 Outlook Update
     USEC is updating and reiterating its guidance for 2008. We continue to expect SWU sales to be reduced by approximately 20% from 2007 levels. Because we had record high deliveries in 2007 and a majority of our customers refuel their nuclear reactors on an 18-to-24 month cycle, we are delivering less SWU this year. Total revenue is expected to be approximately $1.7 billion, with SWU accounting for $1.3 billion. Our expectation for SWU volume declined slightly from our initial guidance, but this reduction is expected to be offset by 2% higher prices billed to customers for the full year. We expect uranium revenue to be approximately $190 million, but this is subject to revenue recognition timing. Uranium volume is expected to be down by about 10%, but the average uranium price billed to customers is expected to rise by approximately 30%. U.S. government contracts and other is expected to improve to $230 million, slightly above our initial 2008 guidance.
     Under our five-year contract to purchase electric power for the Paducah GDP, our costs can fluctuate above or below the base contract price based on fuel and purchased power costs experienced by our principal supplier, Tennessee Valley Authority. The impact of the fuel cost adjustment continues to be negative for USEC, imposing an increase over base contract prices of 9% in the first six months of 2008. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, and the future impact is expected to be greater based on recent trends in energy costs. We expect higher power purchase costs to negatively affect our production costs and cash flow for the remainder of 2008. In addition, the price we pay Russia for LEU purchased under the Megatons to Megawatts program is 11% higher compared to 2007. These higher production and purchase costs will work into our inventory cost over time and will continue to pressure gross margins going forward. Although our year-to-date gross profit margin is 17%, we still anticipate a gross profit margin for the full year to be between 13 — 14%.
     Below the gross profit line, we continue to expect selling, general and administrative expense for 2008 to be approximately $55 million and net interest to be slightly positive. Expenses related to the American Centrifuge project for 2008 are expected to be approximately $125 million, and total spending on the project is expected to be between $600 and $650 million. We anticipate our income tax rate will be close to the combined federal and state statutory rate.
     Based on these factors, our net income guidance for 2008 remains in a range of $25 to $45 million. We also reiterate our cash flow guidance with an expectation for cash flow used in operations to be in a range of $60 to $80 million. There is a risk to the cash flow guidance that electric power costs will exceed our expectation and that anticipated improvements in the timing of customer collections may not be sufficient to offset them. We continue to expect improving customer collections in the fourth quarter related to higher SWU sales volumes at the end of the year. We also expect cash flow from operations to improve in 2009 as sales volumes return to levels seen in 2007 and prices billed to customers improve. This guidance is subject to a number of assumptions and uncertainties that could affect results positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect net income are:
•	The timing of recognition of previously deferred revenue and deferred revenue related to uranium deliveries;

•	Movement and timing of customer orders;

•	Changes in inflation and in SWU and uranium market prices;

•	Any additional uranium sales made possible by underfeeding the production process at the Paducah GDP; and

•	The amount of spending on the American Centrifuge Plant that is classified as expense.
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
     We retained a cash balance of $503.8 million as of June 30, 2008; however, we still need to raise a significant amount of additional capital to complete the American Centrifuge project. The availability in the public market of financing for high-yield issuers and large capital projects such as the American Centrifuge is limited in the current market environment. Because DOE is in the best position to evaluate the classified American Centrifuge technology, we currently view the DOE loan guarantee program as the path for obtaining the debt financing to complete the American Centrifuge project. In July 2008, we filed an application for a loan guarantee of $2 billion. We believe that our project is ideally suited for the loan guarantee program and are actively seeking a prompt review of our application and commitment from DOE. However, we have no assurance that our project will be selected to move forward in the program and it could take an extended period for the loan guarantee and funding to be finalized. Accordingly, on a parallel path, we continue to evaluate alternative sources of capital. If we are not able to obtain timely action from DOE or obtain an alternate capital commitment, we will be forced to slow spending on the project or take other actions to ensure that we have adequate liquidity for our ongoing operations. Further details are provided in Part II, Item 1A, “Risk Factors” of this report.
     We believe the Paducah GDP provides a meaningful operational backstop during the ACP deployment period and we have the flexibility to extend its operations as part of any alternative planning we may evaluate as the most prudent path for deploying the ACP. However, additional funds may be necessary sooner than we currently anticipate in the event of changes in schedule, increases in the cost of the American Centrifuge project, unanticipated prepayments to suppliers, increases in financial assurance, unanticipated costs under the Russian Contract, cost overruns or any shortfall in our estimated levels of operating cash flow, or to meet other unanticipated expenses.
     We completed a thorough, bottom-up review of the cost to build the ACP. In line with our expectations that we communicated earlier this year, we have established a project budget of $3.5 billion. This budget includes expenditures to date but does not include financing costs or financial assurance. See “Management’s Discussion and Analysis — American Centrifuge Plant Update” for a discussion of the project budget and related uncertainties. We expect to spend between $600 and $650 million on ACP in 2008, with most of the spending in 2008 being capitalized. However, our expectation for aggregate spending in 2008 could change if there is a change in our view of the likelihood or timing of a DOE loan guarantee or alternative financing.
     The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended
	June 30,
	2008	2007
Net Cash (Used in) Operating Activities	$(170.0)	$(82.8)
Net Cash (Used in) Investing Activities	(199.4)	(41.4)
Net Cash Provided by (Used in) Financing Activities	(12.9)	1.1

Net (Decrease) in Cash and Cash Equivalents	$(382.3)	$(123.1)

     Operating Activities
     Cash flow used by operating activities was $170.0 million in the six months ended June 30, 2008 compared with $82.8 million in the corresponding period in 2007, or $87.2 million more cash used in operating activities period to period. During the six months ended June 30, 2008, net inventory balances grew $349.9 million reflecting increased production and SWU quantity on hand at the end of the period. Cash was provided by a decrease in accounts receivable of $140.4 million primarily due to timing. Results of operations contributed $15.2 million to cash flow and $21.6 million in non-cash adjustments for depreciation and amortization. Deferred revenue, net of deferred costs, contributed $12.5 million relating to SWU and uranium components of LEU that were sold but not shipped during the quarter. Prepaid electric power costs amounted to $20.2 million at June 30, 2008.

     Investing Activities
     Capital expenditures were $199.4 million in the six months ended June 30, 2008, compared with $37.4 million in the corresponding period in 2007. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. The six months ended June 30, 2007 included cash deposits of $4.0 million as collateral for an $8.1 million surety bond in connection with the American Centrifuge Plant license received from the NRC in April 2007.
     Financing Activities
     There were no short-term borrowings under the credit facility at June 30, 2008 or at December 31, 2007. During the six months ended June 30, 2008, aggregate borrowings and repayments under the revolving credit facility were $47.0 million, and the peak amount outstanding was $37.4 million. In the six months ended June 30, 2008, we repurchased $12.6 million of the 6.75% senior notes due January 20, 2009. The cost of the repurchase was $12.3 million and was net of a discount of $0.3 million.
     There were 111.7 million shares of common stock outstanding at June 30, 2008, compared with 110.6 million at December 31, 2007, an increase of 1.1 million shares (or 1%).
     Working Capital

	June 30,	December 31,
	2008	2007
	(millions)
Cash and cash equivalents	$503.8	$886.1
Accounts receivable — trade	112.5	252.9
Inventories, net	1,181.0	831.1
Current portion of long-term debt	(137.4)	—
Other current assets and liabilities, net	(266.2)	(255.3)

Working capital	$1,393.7	$1,714.8

     The decline in working capital of $321.1 million reflects cash used in investing activities of $199.4 million in the six months ended June 30, 2008, principally for capitalized expenditures associated with the American Centrifuge Plant, and the reclassification of long-term debt of $137.4 million for the 6.75% senior notes scheduled to mature January 20, 2009. The increase in net inventories reflects a temporary build-up in anticipation of planned lower production in the summer months when power costs are higher and the greater volume of SWU sales expected in the second half of 2008 compared with the first half of the year.
     Capital Structure and Financial Resources
     At June 30, 2008, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014 and $137.4 million of 6.75% senior notes due January 20, 2009. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. As demonstrated in the six months ended June 30, 2008, we may, from time to time, purchase our outstanding 6.75% senior notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material. We expect to repay the 6.75% senior notes outstanding at maturity with available cash. Our debt to total capitalization ratio was 35% at June 30, 2008 and 36% at December 31, 2007.

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
     Utilization of the revolving credit facility at June 30, 2008 and December 31, 2007 follows:

	June 30,	December 31,
	2008	2007
	(millions)
Short-term borrowings	$—	$—
Letters of credit	28.6	38.4
Available credit	325.8	361.6
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
     Outstanding borrowings under the facility bear interest at a variable rate equal to, based on our election, either:
•	the sum of (1) the greater of the JPMorgan Chase Bank prime rate and the federal funds rate plus 1/2 of 1% plus (2) a margin ranging from 0.25% to 0.75% based upon collateral availability, or

•	the sum of LIBOR plus a margin ranging from 2.0% to 2.5% based upon collateral availability.
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of June 30, 2008, we were in compliance with all of the covenants.
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
     New Contractual Commitment
     As of June 30, 2008, one significant new commitment was entered into in 2008 with the following estimated payments (in millions):

		2009 -	2011 -
	2008	2010	2012	Total
American Centrifuge purchase commitment with Teledyne Brown	$9.0	$69.0	$14.0	$92.0
     There were no other significant changes to our contractual commitments as presented in our 2007 Annual Report.
     Financial Assurance and Related Liabilities
     The NRC requires that we guarantee the disposition of our depleted uranium and stored wastes with financial assurance. The financial assurance in place for depleted uranium and stored wastes is based on the quantity of depleted uranium and waste at the end of the prior year plus expected depleted uranium generated over the current year. We also provide financial assurance for the ultimate decontamination and decommissioning (“D&D”) of the American Centrifuge facilities to meet NRC and DOE requirements. Surety bonds for the disposition of depleted uranium and for D&D are partially collateralized by interest earning cash deposits included in other long-term assets. A summary of financial assurance, related liabilities and cash collateral follows (in millions):

	Financial Assurance		Long-Term Liability
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
Depleted uranium disposition	$188.3	$188.3	$109.5	$98.3
Decontamination and decommissioning of American Centrifuge	41.6	41.6	9.6	4.4
Other financial assurance	6.9	16.5

Total financial assurance	$236.8	$246.4

Letters of credit	28.6	38.4
Surety bonds	208.2	208.0

Cash collateral deposit for surety bonds	$98.1	$97.0
     The amount of financial assurance needed in the future for depleted uranium disposition is anticipated to increase by an estimated $30 to $40 million per year depending on Paducah GDP production volumes and the estimated unit disposition cost defined by the NRC requirement.
     The amount of financial assurance needed for D&D of the American Centrifuge Plant is anticipated to increase by approximately $16 million in August 2008 and approximately $40 million by December 2008 depending on construction progress anticipated and cost projections. The current estimate of the total cost related to NRC and DOE requirements is $402.8 million in 2008 dollars as compared to our prior estimate of $345.3 million in 2006 dollars. The increase in the total anticipated D&D requirement reflects rate escalations; however, the amount of D&D-related financial assurance for facility construction and centrifuge installation by the end of 2009 has been reduced from our previously reported estimate of roughly $230 million to $180 million, reflecting our current construction schedule.

     We are also required to provide financial assurance to support our payment obligations under the TVA power contract. These include a letter of credit and weekly prepayments. In June 2008, this financial assurance was increased for non-summer months to reflect higher prices experienced due to fuel cost adjustments. This financial assurance for the summer months was reduced to reflect the decreased level of power purchased under the TVA contract during those months, as reflected in the decline in total letters of credit from December 31, 2007 to June 30, 2008.
     Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the credit facility, the surety bonds as discussed above and certain contractual commitments disclosed in our 2007 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at June 30, 2008 or December 31, 2007.
New Accounting Standards
     Reference is made to New Accounting Standards in note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At June 30, 2008, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has not entered into financial instruments for trading purposes. At June 30, 2008, the fair value of USEC’s term debt, based on the most recent trading price, and related balance sheet carrying amounts follow (in millions):

	Balance Sheet	Fair
	Carrying Amount	Value
6.75% senior notes due January 20, 2009	$137.4	$132.5
3.0% convertible senior notes due October 1, 2014	575.0	434.9

	$712.4	$567.4

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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to information regarding (a) the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contract with the U.S. Department of Energy for the supply of cold standby services at the Portsmouth GDP and (b) an environmental matter involving Starmet CMI, the U.S. Environmental Protection Agency, USEC and others, reported in note 7 to the consolidated condensed financial statements.
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
Investors should carefully consider the updated risk factors below and the other risk factors in Item 1A of our 2007 Annual Report on Form 10-K/A, in addition to the other information in our Annual Report and in this quarterly report on Form 10-Q.
If we are not able to obtain timely action from DOE regarding a loan guarantee or an alternate capital commitment, we will be forced to re-evaluate our current path with respect to the American Centrifuge project.
     We have obtained financing for initial ACP construction but we must still raise the remainder of the capital needed to build the ACP. Current financial market conditions have significantly reduced the availability of public market financing for high-yield issuers and large capital projects such as the American Centrifuge. We view the DOE loan guarantee program as the path for obtaining the debt financing to complete the American Centrifuge project on our planned schedule. The loan guarantee program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the loan guarantee program on June 30, 2008 and we applied for $2 billion in funding in July 2008. We are actively seeking a prompt review of our application and a commitment from DOE.
     We believe that timely action by DOE regarding a loan guarantee is critical to staying on our current path with respect to the American Centrifuge project. Our objective is ambitious and we cannot give any assurance that we will be selected or that we will receive a DOE loan guarantee at all or in the amount or timeframe we seek. DOE could determine that the American Centrifuge project does not qualify for a loan guarantee based on likelihood of repayment or other factors. The loan guarantee program is a competitive process, so DOE could also select an alternate project or projects.
     DOE has not yet issued any commitments or loan guarantees under the loan guarantee program, including from an initial solicitation in August 2006 (that did not apply to nuclear projects) and has not provided a timeline for the process from solicitation to being granted a loan guarantee. In its June 30, 2008 solicitation, DOE stated that applications must be submitted to DOE no later than six months prior to the date that the project sponsor anticipates that it will require a term sheet, which could mean that no commitment would be available until at least early 2009. The change in Administration also adds uncertainty to the process after November 2008.

     We also cannot give any assurances that if we are selected to proceed with negotiations under the loan guarantee program that sufficient funds will be allocated to our project. We have requested a loan guarantee for $2 billion, which is the entire amount authorized in the solicitation for front-end nuclear facilities. However, we may be competing for this amount with other projects.
     On a parallel path, we continue to evaluate alternative sources of capital; however, we cannot assure you that we will be able to attract the capital we need to complete the American Centrifuge project in a timely manner or at all. If we are not able to obtain timely action from DOE or obtain an alternate capital commitment, we will be forced to slow spending on the project, which will result in potentially significant schedule delays and increased costs and potentially make the project uneconomic. We could also be forced to take other actions, including terminating the project. This would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the successful deployment of the American Centrifuge project.
The cost of the American Centrifuge project could exceed the current project budget and cost uncertainty could adversely affect our ability to finance and deploy the American Centrifuge Plant.
     We have established a project budget for the ACP of $3.5 billion. This budget includes expenditures to date but does not include financing costs or financial assurance. Through June 30, 2008, we had spent $874.9 million on the project, which leaves a going-forward cost of $2.6 billion to complete the ACP.
     We have built into the budget a management reserve; however, the project budget is subject to cost risk. We are working with our strategic suppliers primarily under cost-reimbursement agreements. As we proceed with the project, we intend for contracts with suppliers to transition from a cost-reimbursable model to a fixed-price or incentive-based model, as appropriate. However, we may not be successful in obtaining fixed-price or incentive-based contracts in the timeframe we expect, if at all, which could increase costs. Several key budget variables such as labor costs, the cost of raw materials to build the plant and general inflation, are outside our control and difficult to forecast and increases in these variables could increase costs. Our project budget assumes that certain cost savings are achieved through value-engineering the AC100 machine. We continue to spend time working to reduce the manufacturing cost required per machine through value engineering and if we are not successful or these efforts take longer than we expect, that could impact our schedule and/or increase costs.
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
Our certificate of incorporation gives us certain rights with respect to equity securities held (beneficially or of record) by foreign persons. If levels of foreign ownership set forth in our certificate of incorporation are exceeded, we have the right, among other things, to redeem or exchange common stock held by foreign persons, and in certain cases, the applicable redemption price or exchange value may be equal to the lower of fair market value or a foreign person’s purchase price.
     Our certificate of incorporation gives us certain rights with respect to shares of our common stock held (beneficially or of record) by foreign persons. Foreign persons are defined in our certificate of incorporation to include, among others, an individual who is not a U.S. citizen, an entity that is organized under the laws of a non-U.S. jurisdiction and an entity that is controlled by individuals who are not U.S. citizens or by entities that are organized under the laws of non-U.S. jurisdictions.
     The occurrence of any one or more of the following events is a “foreign ownership review event” and triggers the board of directors’ right to take various actions under our certificate of incorporation: (1) the beneficial ownership by a foreign person of (a) 5% or more of the issued and outstanding shares of any class of our equity securities, (b) 5% or more in voting power of the issued and outstanding shares of all classes of our equity securities, or (c) less than 5% of the issued and outstanding shares of any class of our equity securities or less than 5% of the voting power of the issued and outstanding shares of all classes of our equity securities, if such foreign person is entitled to control the appointment and tenure of any of our management positions or any director; (2) the beneficial ownership of any shares of any class of our equity securities by or for the account of a foreign uranium enrichment provider or a foreign competitor (referred to as “contravening persons”); or (3) any ownership of, or exercise of rights with respect to, shares of any class of our equity securities or other exercise or attempt to exercise control of us that is inconsistent with, or in violation of, any regulatory restrictions, or that could jeopardize the continued operations of our facilities (an “adverse regulatory occurrence”). These rights include requesting information from holders (or proposed holders) of our securities, refusing to permit the transfer of securities by such holders, suspending or limiting voting rights of such holders, redeeming or exchanging shares of our stock owned by such holders on terms set forth in our certificate of incorporation, and taking other actions that we deem necessary or appropriate to ensure compliance with the foreign ownership restrictions.
     The terms and conditions of our rights with respect to our redemption or exchange right in respect of shares held by foreign persons or contravening persons are as follows:
•	Redemption price or exchange value: Generally the redemption price or exchange value for any shares of our common stock redeemed or exchanged would be their fair market value. However, if we redeem or exchange shares held by foreign persons or contravening persons and our Board in good faith determines that such person knew or should have known that its ownership would constitute a foreign ownership review event (other than shares for which our Board determined at the time of the person’s purchase that the ownership of, or exercise of rights with respect to, such shares did not at such time constitute an adverse regulatory occurrence), the redemption price or exchange value is required to be the lesser of fair market value and the person’s purchase price for the shares redeemed or exchanged.

•	Form of payment: Cash, securities or a combination, valued by our Board in good faith.

•	Notice: At least 30 days’ notice of redemption is required, however, if we have deposited the cash or securities for the redemption or exchange in trust for the benefit of the relevant holders, we may redeem shares held by such holders on the same day that we provide notice.
     Accordingly, there are situations in which a foreign stockholder or contravening person could lose the right to vote its shares or in which we may redeem or exchange shares held by a foreign person or contravening person and in which such redemption or exchange could be at the lesser of fair market value and the person’s purchase price for the shares redeemed or exchanged, which could result in a significant loss for that person.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Second Quarter 2008 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

April 1 — April 30	21,597	$5.26	—	—
May 1 — May 31	176	$5.33	—	—
June 1 — June 30	—	—	—	—

Total	21,773	$5.26	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 21,773 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the 1999 Equity Incentive Plan, as amended.
Item 4. Submission of Matters to a Vote of Security Holders
     USEC held its annual meeting of shareholders on April 24, 2008. As of the record date, February 28, 2008, there were 110.5 million shares of common stock outstanding and entitled to vote. 79.8% of those shares were represented at the annual meeting.
     A board of ten directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified. There were no abstentions or broker non-votes. The number of votes cast for and withheld follows (in millions):

	For	Withheld

James R. Mellor, Chairman	77.8	10.4
Michael H. Armacost	79.6	8.6
Joyce F. Brown	79.2	8.9
Joseph T. Doyle	79.3	8.9
H. William Habermeyer	79.6	8.6
John R. Hall	79.3	8.9
William J. Madia	79.7	8.5
W. Henson Moore	79.6	8.6
Joseph F. Paquette, Jr.	79.6	8.6
John K. Welch	79.6	8.5

The following items were also voted on at the annual meeting (in millions):

			Broker
	For	Against	Non-votes	Abstain
Approval of a proposed amendment to the Company’s certificate of incorporation relating to the Company’s rights with respect to common stock held by foreign persons	82.9	4.9	—	0.4
Approval of a proposed amendment to the USEC Inc. 1999 Employee Stock Purchase Plan	54.5	5.3	27.3	1.1
Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2008	84.0	4.0	—	0.2
Item 6. Exhibits
10.1	Summary Sheet for 2008 Non-Employee Director Compensation.

10.2	Contract dated April 24, 2008 between Fluor Enterprises, as agent for USEC Inc., and Teledyne Brown Engineering, Inc. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3	Supplement No. 5 dated June 2, 2008 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation dated July 11, 2000. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.
August 6, 2008	By	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary Sheet for 2008 Non-Employee Director Compensation.

10.2	Contract dated April 24, 2008 between Fluor Enterprises, as agent for USEC Inc., and Teledyne Brown Engineering, Inc. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3	Supplement No. 5 dated June 2, 2008 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation dated July 11, 2000. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.