Form 10-Q
period 2008-09-30
USEC INC
filed 2008-11-05
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of October 15, 2008, there were 111,266,000 shares of Common Stock issued and outstanding.

     This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” — that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: the success of the demonstration and deployment of our American Centrifuge technology including our ability to meet our performance targets and schedule for the American Centrifuge Plant; the cost of the American Centrifuge Plant and our ability to timely secure a loan guarantee or other financing; the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under most existing long-term contracts to pass on to customers increases in SWU prices under the Russian Contract resulting from significant increases in market prices; changes in existing restrictions on imports of Russian enriched uranium; the elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the potential impact of current financial market conditions on our pension assets and credit and insurance facilities; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$358.6	$886.1
Accounts receivable — trade	246.4	252.9
Inventories	1,258.2	1,153.4
Deferred income taxes	72.5	49.5
Other current assets	120.8	88.7

Total Current Assets	2,056.5	2,430.6
Property, Plant and Equipment, net	593.3	292.2
Other Long-Term Assets
Deferred income taxes	172.5	180.1
Deposits for surety bonds	108.8	97.0
Pension asset	73.7	67.1
Bond financing costs, net	12.5	13.8
Goodwill	6.8	6.8
Intangibles	—	0.2

Total Other Long-Term Assets	374.3	365.0

Total Assets	$3,024.1	$3,087.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$126.4	$—
Accounts payable and accrued liabilities	169.2	162.2
Payables under Russian Contract	109.8	112.2
Inventories owed to customers and suppliers	207.3	322.3
Deferred revenue and advances from customers	142.1	119.1

Total Current Liabilities	754.8	715.8
Long-Term Debt	575.0	725.0
Other Long-Term Liabilities
Depleted uranium disposition	113.7	98.3
Postretirement health and life benefit obligations	136.6	130.6
Pension benefit liabilities	22.5	23.0
Other liabilities	88.1	85.6

Total Other Long-Term Liabilities	360.9	337.5
Commitments and Contingencies (Note 7)
Stockholders’ Equity	1,333.4	1,309.5

Total Liabilities and Stockholders’ Equity	$3,024.1	$3,087.8

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Separative work units	$490.4	$483.5	$861.2	$1,034.4
Uranium	49.2	102.2	154.5	134.2
U.S. government contracts and other	50.8	49.0	167.0	142.2

Total revenue	590.4	634.7	1,182.7	1,310.8
Cost of sales:
Separative work units and uranium	498.0	480.3	894.2	976.3
U.S. government contracts and other	44.0	42.4	137.8	121.6

Total cost of sales	542.0	522.7	1,032.0	1,097.9

Gross profit	48.4	112.0	150.7	212.9
Advanced technology costs	29.1	30.8	81.2	100.1
Selling, general and administrative	12.4	9.0	40.7	33.0

Operating income	6.9	72.2	28.8	79.8
Interest expense	4.0	3.3	15.5	9.2
Interest (income)	(4.5)	(3.9)	(21.3)	(21.7)

Income before income taxes	7.4	72.8	34.6	92.3
Provision (benefit) for income taxes	(1.0)	27.2	11.0	20.8

Net income	$8.4	$45.6	$23.6	$71.5

Net income per share — basic	$.08	$.52	$.21	$.82
Net income per share — diluted	$.06	$.51	$.18	$.81
Weighted-average number of shares outstanding:
Basic	110.8	87.9	110.5	87.3
Diluted	158.9	89.8	158.7	88.2
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$23.6	$71.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27.6	28.1
Deferred income taxes	(11.7)	(21.9)
Changes in operating assets and liabilities:
Accounts receivable — (increase) decrease	6.5	(126.5)
Inventories — (increase)	(219.8)	(91.1)
Payables under Russian Contract — increase (decrease)	(2.4)	25.6
Deferred revenue, net of deferred costs — increase	14.8	6.5
Accrued depleted uranium disposition	15.4	15.1
Accounts payable and other liabilities — (decrease)	(17.7)	(5.2)
Other, net	(20.5)	(6.4)

Net Cash Provided by (Used in) Operating Activities	(184.2)	(104.3)

Cash Flows Used in Investing Activities
Capital expenditures	(309.2)	(65.9)
Deposits for surety bonds	(10.3)	(4.0)

Net Cash (Used in) Investing Activities	(319.5)	(69.9)

Cash Flows Provided by (Used in) Financing Activities
Borrowings under credit facility	48.3	71.1
Repayments under credit facility	(48.3)	(71.1)
Repurchase of senior notes	(23.6)	—
Tax benefit related to stock-based compensation	—	0.9
Proceeds from issuance of convertible senior notes	—	575.0
Bond issuance costs paid	—	(12.9)
Common stock issued (purchased), net	(0.2)	214.6

Net Cash Provided by (Used in) Financing Activities	(23.8)	777.6

Net Increase (Decrease)	(527.5)	603.4
Cash and Cash Equivalents at Beginning of Period	886.1	171.4

Cash and Cash Equivalents at End of Period	$358.6	$774.8

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$11.3	$7.7
Income taxes paid	49.2	49.6
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K/A for the year ended December 31, 2007.
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
     SFAS No. 157 is effective beginning with USEC’s first quarter of 2009 for non-financial assets and liabilities. USEC has not yet determined whether the adoption of the statement will have a material effect on its financial position or results of operations for the first quarter of 2009.
2. INVENTORIES

	September 30,	December 31,
	2008	2007
	(millions)

Current assets:
Separative work units	$790.2	$677.3
Uranium	451.7	465.9
Materials and supplies	16.3	10.2

	1,258.2	1,153.4

Current liabilities:
Inventories owed to customers and suppliers	(207.3)	(322.3)

Inventories, net	$1,050.9	$831.1

     Inventories Owed to Customers and Suppliers
     Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of low enriched uranium (“LEU”). In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Uranium provided by customers for which title passed to USEC is recorded on the balance sheet at estimated fair values of $1.7 million at September 30, 2008 and $2.8 million at December 31, 2007.

     Additionally, USEC owed separative work units (“SWU”) and uranium inventories to fabricators with a cost totaling $205.6 million at September 30, 2008 and $319.5 million at December 31, 2007. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.
     Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $3.8 billion at September 30, 2008, and $5.8 billion at December 31, 2007, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 40% decline in the uranium spot price indicator partially offset by an 8% increase in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.
3. PROPERTY, PLANT AND EQUIPMENT
     A summary of changes in property, plant and equipment follows (in millions):

		Capital	Transfers
	December 31,	Expenditures	and	September 30,
	2007	(Depreciation)	Retirements	2008
Construction work in progress	$192.7	$324.2	$(32.2)	$484.7
Leasehold improvements	171.8	—	2.4	174.2
Machinery and equipment	191.0	1.7	29.8	222.5

	555.5	325.9	—	881.4
Accumulated depreciation and amortization	(263.3)	(24.8)	—	(288.1)

	$292.2	$301.1	$—	$593.3

     Capital expenditures include items in accounts payable at September 30, 2008 for which cash is paid in the following period and capitalized asset retirement obligations. Capitalized asset retirement obligations included in construction work in progress totaled $11.3 million at September 30, 2008 and $4.3 million at December 31, 2007.
     Construction work in progress is recorded at acquisition or construction cost. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commences on a straight-line basis. USEC is working to construct and deploy the American Centrifuge Plant as a replacement for the Paducah gaseous diffusion plant (“GDP”). Construction work in progress related to the American Centrifuge Plant, none of which has yet been placed in service, totaled $473.5 million at September 30, 2008 and $181.8 million at December 31, 2007.

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
4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	September 30,	December 31,
	2008	2007
	(millions)

Deferred revenue	$140.4	$116.4
Advances from customers	1.7	2.7

	$142.1	$119.1

     Related costs associated with deferred revenue, reported in other current assets, totaled $66.5 million at September 30, 2008 and $58.3 million at December 31, 2007.
5. INCOME TAXES
     In July 2008, the IRS completed its federal income tax audit for tax years 2004 through 2006 without any additional tax assessment. As a result of the completed IRS audit and the filing of a tax accounting method change in the third quarter, the liability for unrecognized tax benefits under accounting guidance provided in the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) decreased $6.8 million in the third quarter. The tax provision also decreased $3.4 million as a result of the completed IRS audit. The liability for unrecognized tax benefits is $4.3 million as of September 30, 2008 and is not expected to significantly change in the next 12 months.
6. DEBT

	September 30,	December 31,
	2008	2007
	(millions)
6.75% senior notes, due January 20, 2009	$126.4	$150.0
3.0% convertible senior notes, due October 1, 2014	575.0	575.0

	$701.4	$725.0

     The 6.75% senior notes bear interest payable semi-annually in arrears on January 20 and July 20. In the nine months ended September 30, 2008, USEC repurchased $23.6 million of the 6.75% senior notes. The cost of the repurchases was $23.3 million and was net of a discount of $0.3 million. At September 30, 2008, the fair value of the senior notes calculated based on the most recent trading price was $124.5 million, compared with the balance sheet carrying amount of $126.4 million.
     The 3.0% convertible senior notes, issued in September 2007, bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008. At September 30, 2008, the fair value of the convertible notes, based on quoted market prices, was $324.9 million. The notes were not eligible for conversion to common stock as of September 30, 2008.
     There were no short-term borrowings under the $400.0 million revolving credit facility at September 30, 2008 or December 31, 2007. During the nine months ended September 30, 2008, aggregate borrowings and repayments were $48.3 million, and the peak amount outstanding was $37.4 million. Letters of credit issued under the facility amounted to $45.6 million at September 30, 2008 and $38.4 million at December 31, 2007. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Availability under the credit facility after letters of credit outstanding was $354.4 million at September 30, 2008 and $361.6 million at December 31, 2007.

7. COMMITMENTS AND CONTINGENCIES
     Extended Lease for Gaseous Diffusion Plants
     In June 2008, USEC exercised its exclusive option to renew the lease agreement dated as of July 1, 1993 between DOE and United States Enrichment Corporation (the “Lease”), with respect to the Paducah and Portsmouth GDPs, which are owned by the U.S. government. USEC elected to renew the Lease until June 30, 2016. Under the terms of the Lease, the renewal option must be exercised at least two years prior to the expiration of the current lease term (which was scheduled to expire on June 30, 2010) and the Lease may be renewed for successive periods of between one and six years in length. USEC retains the right under the Lease to terminate the Lease for convenience at any time upon two years notice to DOE.
     American Centrifuge Plant
     USEC is working to construct and deploy the American Centrifuge Plant as a replacement for the Paducah GDP. In 2002, USEC and DOE signed an agreement (“2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. USEC believes it has achieved the first 12 of the 15 milestones. USEC’s current deployment schedule is later than the schedule established by the remaining three milestones contained in the 2002 DOE-USEC Agreement. On July 31, 2008, USEC requested that DOE agree to reschedule these remaining three milestones and is awaiting DOE’s response. DOE has approved a milestone extension in the past, however, USEC cannot provide any assurances that it will reach an agreement or that DOE will not assert its rights under the agreement. Under the 2002 DOE-USEC Agreement, if, for reasons within USEC’s control, USEC fails to meet one or more milestones and it is determined that the resulting delay would substantially impact USEC’s ability to begin commercial operations on schedule, DOE could take a number of actions that could have a material adverse impact on USEC’s business. These actions include terminating the 2002 DOE-USEC Agreement, recommending that USEC be removed as the sole Executive Agent under the Megatons-to-Megawatts program, which could reduce or terminate USEC’s access to Russian LEU, or revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the American Centrifuge Plant and requiring USEC to transfer its rights in U.S. centrifuge technology and facilities to DOE royalty free. Unless DOE were to challenge that USEC met any of the first 12 milestones, DOE’s remedies are now limited under the agreement to circumstances in which a failure results from gross negligence or project abandonment by USEC.
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract. USEC responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby and two other cost-type contracts, again potentially in violation of the FCA. USEC has responded to these assertions and has provided several follow-up responses to DOJ and DOE in response to their requests for additional data and analysis. Most recently, USEC provided additional information to DOJ on May 30, 2008 in response to a request made on May 8, 2008. USEC believes that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. USEC intends to defend vigorously any claim that might be asserted against it. As part of USEC’s continuing discussions with DOJ, USEC and DOJ have agreed several times to extend the statute of limitations for this matter, most recently to January 9, 2009.
     Environmental Matter
     USEC accrued a current liability of $3.2 million in 2007 relating to its potential share of $7.6 million of costs incurred by the U.S. Environmental Protection Agency (“EPA”) to remediate retention ponds at a site in Barnwell, South Carolina, previously operated by Starmet CMI, one of USEC’s former contractors. USEC and certain federal agencies had previously been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, for the Barnwell site. Based on an agreement signed by EPA, USEC and the federal agencies, USEC reduced its liability to $1.0 million in the third quarter of 2008. The agreement will be final upon the completion of a public comment period unless EPA modifies or withdraws its consent to the agreement based on the comments, if any, it receives.
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
8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service costs	$4.3	$4.5	$13.0	$13.5	$1.1	$1.0	$3.3	$3.0
Interest costs	11.5	10.8	34.3	32.3	3.0	3.0	9.1	8.9
Expected return on plan assets (gains)	(15.3)	(14.5)	(46.0)	(43.5)	(1.3)	(1.4)	(3.9)	(4.2)
Amortization of prior service costs (credit)	0.4	0.4	1.3	1.3	(3.6)	(3.6)	(10.8)	(10.8)
Amortization of actuarial losses	0.1	0.3	0.4	0.9	0.2	0.5	0.5	1.6

Net benefit costs (income)	$1.0	$1.5	$3.0	$4.5	$(0.6)	$(0.5)	$(1.8)	$(1.5)

     USEC expects total cash contributions to the plans in 2008 will be as follows: $10.4 million for the defined benefit pension plans and $3.1 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of September 30, 2008 were $8.1 million and $2.3 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.

9. STOCK-BASED COMPENSATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$1.0	$(1.4)	$4.6	$4.3
Stock options, performance awards and other	0.2	(0.2)	1.0	0.5
Less: costs capitalized as part of inventory	—	(0.1)	(0.2)	(0.3)

Expense included in selling, general and administrative	$1.2	$(1.7)	$5.4	$4.5

Total after-tax expense	$0.8	$(1.1)	$3.5	$2.9

Additional information:
Intrinsic value of stock options exercised	—	—	—	$1.0
Cash received from exercise of stock options	—	$0.1	—	$0.8
     Stock-based compensation in the three months ended September 30, 2007 reflects a reduction in USEC’s stock price resulting in a credit to expense for the three-month period.
     Assumptions used in the Black-Scholes option pricing model to value option grants follow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	—	—	1.84-2.62%	4.5%
Expected dividend yield	—	—	—	—
Expected volatility	—	—	50-56%	42%
Expected option life	—	—	3.5 years	3.5 years
Weighted-average grant date fair value	—	—	$2.23	$4.77
Options granted	0	0	817,642	258,000
     As of September 30, 2008, there was $5.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $3.9 million relates to restricted shares and restricted stock units, and $1.6 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years.
10. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common
	Stock,	Excess of			Accumulated
	Par Value	Capital			Other	Total
	$.10 per	over	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Share	Par Value	Earnings	Stock	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2007	$12.3	$1,186.2	$215.2	$(92.9)	$(11.3)	$1,309.5
Restricted and other stock issued, net	—	(3.0)	—	8.2	—	5.2	—
Amortization of actuarial losses and prior service costs (credits) and valuation revisions, net of income tax benefit of $3.7 million	—	—	—	—	(4.9)	(4.9)	(4.9)
Net income	—	—	23.6	—	—	23.6	23.6

Balance at September 30, 2008	$12.3	$1,183.2	$238.8	$(84.7)	$(16.2)	$1,333.4	$18.7

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Numerator:
Net income	$8.4	$45.6	$23.6	$71.5
Interest expense on convertible notes — net of tax	1.4	0.1	5.6	0.1

Net income if-converted	$9.8	$45.7	$29.2	$71.6

Denominator:
Weighted average common shares	111.6	88.3	111.3	87.7
Less: Weighted average unvested restricted stock	0.8	0.4	0.8	0.4

Denominator for basic calculation	110.8	87.9	110.5	87.3

Weighted average effect of dilutive securities:
Convertible notes	48.1	1.6	48.1	0.5
Stock compensation awards	—	0.3	0.1	0.4

Denominator for diluted calculation	158.9	89.8	158.7	88.2

Net income per share — basic	$.08	$.52	$.21	$.82

Net income per share — diluted	$.06	$.51	$.18	$.81

     Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Options excluded from diluted earnings per share	2.0	0.1	1.2	—
Exercise price of excluded options	$5.86 to $16.90	$16.90	$6.18 to $16.90	—

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(millions)
Revenue
LEU segment:
Separative work units	$490.4	$483.5	$861.2	$1,034.4
Uranium	49.2	102.2	154.5	134.2

	539.6	585.7	1,015.7	1,168.6
U.S. government contracts segment	50.8	49.0	167.0	142.2

	$590.4	$634.7	$1,182.7	$1,310.8

Segment Gross Profit
LEU segment	$41.6	$105.4	$121.5	$192.3
U.S. government contracts segment	6.8	6.6	29.2	20.6

Gross profit	48.4	112.0	150.7	212.9
Advanced technology costs	29.1	30.8	81.2	100.1
Selling, general and administrative	12.4	9.0	40.7	33.0

Operating income	6.9	72.2	28.8	79.8
Interest expense (income), net	(0.5)	(0.6)	(5.8)	(12.5)

Income before income taxes	$7.4	$72.8	$34.6	$92.3

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
Overview
     USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We:
•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide,

•	are deploying what we anticipate will be the world’s most advanced uranium enrichment technology, known as the American Centrifuge,

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts,

•	perform contract work for the U.S. Department of Energy (“DOE”) and its contractors at the Paducah and Portsmouth gaseous diffusion plants (“GDPs”), and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services.
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
     Our View of the Business Today
     The long-term outlook for the nuclear industry continues to strengthen as government policy, public acceptance and environmental concerns about climate change have encouraged utilities to begin the process of building new nuclear reactors in the United States for the first time in four decades. Although no new reactors are yet under construction in the United States and potential new reactors are facing cost and financing pressures, U.S. utilities have filed 17 applications for construction and operating licenses for 26 new reactors with the U.S. Nuclear Regulatory Commission (“NRC”) and the NRC has indicated that license applications for approximately 10 more reactors are expected by 2012.

     Higher SWU demand, higher production cost for gaseous diffusion enrichment plants in the United States and France due to increases in electric power costs, and the need to recover capital cost for new enrichment capacity are three drivers for increased market prices for SWU. In the first nine months of 2008, long-term SWU price indicators associated with sales for deliveries in future periods increased 11% to $159 per SWU. Looking forward, market supply and demand fundamentals suggest that SWU prices should continue to firm as new reactors are ordered and built in the markets we serve, unless the balance of supply and demand in the United States is adversely affected by imports of unfairly priced LEU.
     These factors have combined to provide a strong business environment for the nuclear fuel industry, which we believe provides a strong foundation for our substantial investment in the American Centrifuge Plant (the “ACP”). Nonetheless, we face significant challenges both over the next twelve months, as we seek additional financing needed to continue the ACP, and over the next several years, as we transition our sources of LEU supply. See the American Centrifuge Plant Update below.
     During this transition period, we will seek to effectively manage the ramp up in ACP capacity, determine the end date for commercial production from the Paducah GDP and conclude the Megatons to Megawatts program in 2013. We will also be looking at the potential expansion of the ACP beyond the initial 3.8 million SWU plant, which could be done incrementally once the initial ACP construction phase is complete. Gross profit margins will remain extremely tight over the next several years due to higher electric power costs at the Paducah GDP and increasing purchase costs from Russia under the Megatons to Megawatts program. We are currently in discussions with Russia regarding pricing for our purchases in 2009 and beyond.
     Earlier this year, we exercised our option to extend the lease with DOE for the Paducah GDP through June 2016, providing us with flexibility within our current enrichment process to help us through this critical transitional period. Although we are operating the Paducah GDP at the highest efficiency in decades, the costs to operate the Paducah GDP have increased in the past several years because of increases in power costs. Our long-term plan for the Paducah GDP is dependent upon a number of factors, including the successful and timely startup of the ACP, the cost of electric power under our contract with the Tennessee Valley Authority (“TVA”), the availability and cost of electric power beyond the expiration of the TVA contract in May 2012, the demand for SWU and uranium, the cost to maintain the Paducah GDP, and the timing and nature of any potential tails re-enrichment program or other programs we may undertake.
     We are one of the largest industrial consumers of electric power in the United States. We have a fixed-price contract that sets the base price for most of the power we purchase, but our costs can fluctuate above or below the base contract price based on fuel and purchased power costs experienced by TVA. In 2008, this fuel cost adjustment has increased our power cost over the base contract price by 13% through September 30 and TVA has indicated that it expects the fuel cost adjustment for the remainder of 2008 to be even higher. Accordingly, we expect higher power purchase costs to negatively affect our production costs and cash flow for the remainder of 2008. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices in 2009. Recent volatility in energy prices adds substantial uncertainty to any forward cost projection.
     We also face potential uncertainty and instability in the enrichment market during this transition period as a result of certain appellate court rulings that imports of LEU under certain SWU contracts are not subject to U.S. trade law intended to prevent dumping of unfairly priced foreign merchandise in the U.S. market. We disagree with this conclusion, and in April 2008 the U.S. Supreme Court granted petitions for certiorari filed by us and the U.S. government requesting review of those decisions. USEC and the Solicitor General of the United States filed briefs in July, and the Supreme

Court held oral arguments in the case in early November 2008 and is expected to render a decision in the first half of 2009. The general counsels of U.S. Departments of Commerce, Defense, Energy and State joined the Solicitor General in both the U.S. government’s petition for review and its brief filed with the Supreme Court. Although there can be no assurance with respect to the outcome of the appeal, we are optimistic that the Supreme Court will overturn the appellate court decisions and ensure that all imports of LEU, regardless of the form of contract involved, are covered by the U.S. antidumping law. Such a decision will restore certainty in the market that dumping of LEU that materially injures the U.S. industry can be restricted. We believe that preserving the U.S. government’s ability to prevent dumping of imported LEU irrespective of the form of sale is essential to providing the market stability needed to deploy a new generation of enrichment capacity in the United States.
     In September 2008, Congress enacted, and the President signed, legislation that included a provision to ensure that the uncertainty created by the appellate court rulings on imports of LEU does not adversely impact the implementation of the Russian Contract. The legislation imposes quotas on imports of Russian LEU through 2020 that are similar to the quotas agreed to with Russia earlier this year, with the possibility of expanded quotas of up to an additional 5% of the domestic market beginning in 2014 if the Russian Federation continues to downblend highly enriched uranium after the Russian Contract is complete. This legislation significantly reduces the threat of injury from imports of dumped Russian LEU, but does not apply to imports from any other country, including France.
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
     We have been operating the Lead Cascade integrated testing program since August 2007. We have been testing prototype machines and have demonstrated the ability of the cascade to generate product assays in a range useable by commercial nuclear power plants, obtained data on machine-to-machine interactions, verified cascade performance models under a variety of operating conditions, and obtained operating experience for our plant operators and technicians. The centrifuge machines involved in the Lead Cascade integrated testing program have operated for more than 125,000 total machine hours, providing data on equipment reliability and identifying opportunities to further optimize the machine and cascade design. These prototype machines confirmed design and performance targets while verifying the predictions of our analytical performance models. During the past year, we strenuously tested the centrifuge machines in operating conditions unlikely to be seen in normal plant operations. Lead Cascade operations have also given our employees experience in operating a cascade of machines in a variety of conditions that has allowed us to refine operating and maintenance procedures.
     We refer to our production centrifuge design as the AC100 series centrifuge machine. The initial design for the AC100 machine reflects improvements learned during individual machine testing and subsequent integrated testing. The AC100 series centrifuge machine is designed to produce 350 SWU per year. The initial AC100 machine design is final, drawings have been released to our strategic suppliers and we have qualified the suppliers to begin manufacturing components. The strategic suppliers are manufacturing parts for the 40 to 50 AC100 machines that will be installed in the Lead Cascade in Piketon. The first of these machines will be delivered in November 2008. The cascade of these AC100 machines is expected to be operational by the end of the first quarter of 2009 and is intended to provide additional data on equipment operation and reliability and identify opportunities to further optimize the machine and cascade design. In addition, improved AC100 components and design features are being tested in special test stands in Oak Ridge, Tennessee, and have been incrementally introduced into the current cascade. We also continue to work on the design for the value-engineered AC100 machine, which is expected to be completed in March 2009. The value-engineered AC100 machine is the machine we expect to deploy in the commercial plant.
     Because the highly specialized U.S. manufacturing base needed to build the AC100 did not exist, a major focus for our American Centrifuge team has been creating this crucial industrial infrastructure. For example, we significantly refurbished a facility we purchased in Oak Ridge and installed new production machining equipment, robotics, and computer controls and testing systems to support the ramp-up to manufacturing centrifuge components. We have contracted with B&W Clinch River, LLC, a subsidiary of the Babcock and Wilcox Co., to manufacture upper suspension assemblies, lower suspension assemblies, cap assemblies and column parts at this facility as well as assembling rotors and procuring unclassified metal parts. A subsidiary of Alliant Techsystems Inc., or ATK, is expanding facilities it has at the Allegany Ballistics Laboratory in Rocket Center, West Virginia. It will produce the carbon-fiber rotor tubes for the centrifuges. Major Tool & Machine, Inc. is significantly expanding facilities at its Indianapolis, Indiana plant to fabricate the steel casings for the machines. Teledyne Brown Engineering, Inc. will manufacture service modules for the ACP. These steel framed structures hold pipe headers and valves, control and instrument cabling, electrical distribution cables and other controls. The manufacturing infrastructure that we are putting into place to deploy the initial plant capacity will be available to support any future expansion beyond 3.8 million SWU. Because an expansion would not require creating this manufacturing infrastructure or another demonstration of the technology, the cost of any expansion is anticipated to be less than the initial project.
     Following receipt of a construction and operating license from the NRC in April 2007, we began renovating and building the ACP in Piketon, Ohio. Contractors completed preparing one production building floor for machine mounts and are preparing the second production building. A facility where uranium feed is introduced into plant systems and low enriched uranium is withdrawn is undergoing substantial renovation, and a new boiler that will provide heat to the ACP is being installed. We continue to build out the ACP balance of plant and signed an engineering, procurement, construction and construction management services contract with Fluor Corporation totaling approximately $1 billion during the third quarter. Under the new contract, which runs from 2008 to 2012, Fluor will be reimbursed for costs plus a fixed fee. Fluor can also earn an incentive fee based on cost savings produced.
     We completed a thorough, bottom-up review of the cost to build the ACP and in August announced a project budget of $3.5 billion. This budget includes amounts already spent but does not include financing costs or financial assurance. See “Liquidity and Capital Resources — Financial Assurance and Related Liabilities” for a discussion of the financial assurance requirements of the American Centrifuge Plant. The expenditures to date and budgeted at completion follow (in millions):

	Cumulative
	as of	Project
	September 30,	Budget at
	2008	Completion
Machine technology, lead cascade and program management	$341.1	$464.2
Machine manufacturing and assembly	328.8	1,592.5
Commercial plant	339.2	1,442.1

Project development, deployment and construction	$1,009.1	$3,498.8

Other costs:
Capitalized interest	19.6
Capitalized asset retirement obligations	11.3

Total ACP expenditures, including accruals	$1,040.0

Amount expensed as part of advanced technology costs	$513.3
Amount capitalized as part of construction work in progress	$473.5

Equipment, building and land used for manufacturing and plant	$33.4
Depreciation and transfers	$(2.9)
Prepayments to suppliers for services not yet performed	$22.7
     Based on spending in the nine months ended September 30, 2008 and expected spending for the remainder of 2008, we expect spending on the project in 2008 to be below the guidance we issued in previous quarters. The lower spending compared to prior guidance primarily reflects the timing of certain project activities that are not expected to affect the scheduled completion of the ACP at the end of 2012 and, to a lesser extent, lower than expected project management and labor costs in the current period.
     While our project budget includes some degree of embedded contingency with respect to cost assumptions for labor and materials such as carbon steel and stainless steel, we remain subject to cost escalation risk. If project management determines that costs will exceed the budget (including the built-in management reserve), and such costs cannot otherwise be offset or financed, we may elect to deploy fewer centrifuge machines in the plant to mitigate such potential cost growth. The modular nature of the plant construction permits normal operation even if the scale is reduced from the current planned size. A reduced scale would reduce the output of the plant absent offsetting improvements in machine performance.
     Under our current schedule, we expect to receive the first AC100 machines from our manufacturers in November 2008 and begin AC100 Lead Cascade operation by the end of the first quarter of 2009. These operations will continue through 2009. These machines may be integrated into a commercial cascade. Our suppliers have been focused on building the facilities necessary to be in position to build several hundred AC100 machines per month. Progress on building the production facilities is on track to support the production schedules for both the AC100 and AC100 value-engineered machines. Finally, in terms of plant startup and operations, we anticipate beginning commercial operations at the end of the first quarter of 2010, and reaching 1 million SWU capacity in first quarter of 2011 and the full 3.8 million SWU capacity at the end of 2012.

     Our testing program in Oak Ridge has demonstrated machine productivity beyond 350 SWU per year. We anticipate being able to assemble and install machines with greater SWU capacity at a discrete point in the deployment of centrifuges for our initial two production buildings, which have space for approximately 11,500 centrifuges.
     In September 2008 we created new wholly owned subsidiaries to carry out future commercial activities related to the American Centrifuge project. These subsidiaries will own the American Centrifuge plant and equipment, provide operations and maintenance, manufacture centrifuge machines and conduct ongoing centrifuge research and development. This corporate structure will separate ownership and control of centrifuge technology from ownership of the enrichment plant and also establish a separate operations subsidiary. This structure will facilitate DOE loan guarantee financing and potential third party investment at the project level, while also facilitating any future plant expansion.
     We must still raise the remainder of the capital needed to build the ACP and this has been and will continue to be a focus of management. We do not believe public market financing for a large capital project such as ACP is available to us given current financial market conditions. We view the DOE loan guarantee program as the path for obtaining the debt financing to complete the American Centrifuge project. The loan guarantee program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels available through September 30, 2009 of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the loan guarantee program on June 30, 2008 and we applied for $2 billion in funding in July. One competing project also applied for funding under this program. Nonetheless, we believe that our project is ideally suited for the loan guarantee program. Our application is under review and we are seeking a prompt commitment from DOE. However, we have no assurance that our project will be selected to move forward in the program and it could take an extended period for the loan guarantee and funding to be finalized. Accordingly, on a parallel path, we continue to evaluate alternative sources of capital including potential third-party investment at the project level. If we are not able to obtain timely action from DOE or obtain an alternate capital commitment, we will be forced to slow spending on the project, which will result in potentially significant schedule delays and increased costs, or take other actions to ensure that we have adequate liquidity for our ongoing operations. Further details are provided in Part II, Item 1A, “Risk Factors” of this report.
     Our Marketing and Sales department has been engaging in discussions with our customers to sell the output of the ACP. By waiting until now to sell this production, we believe we are in a better position to structure proposals for long-term sales to customers in ways that will provide stronger support for our financing and earn an appropriate return on our capital. We have received accepted offers from customers and are in the process of negotiating and signing long-term contracts for commitments. We will continue to meet with customers to continue the process of selling ACP output. Sales contracts for this initial output represent a strategic commitment by customers to ensure a reliable, U.S.-based source of nuclear fuel that will be available for decades to come.

     Revenue from Sales of SWU and Uranium
     Revenue from our LEU segment is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 35% of revenue from our LEU segment in 2007. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU or uranium from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases if its reactor has requirements. The timing of requirements is associated with reactor refueling outages.
     Our revenues and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer demand is affected by, among other things, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average approximately $15 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle. Our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to modify, delay, suspend or shut down nuclear reactor operations within their jurisdictions.
     Our financial performance over time can be significantly affected by changes in prices for SWU. The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators. Following are the long-term SWU price indicator, the long-term price for uranium hexafluoride, as calculated using indicators published in Nuclear Market Review, and the spot price indicator for uranium hexafluoride:

	September 30,	June 30,	December 31,	September 30,
	2008	2008	2007	2007
Long-term SWU price indicator ($/SWU)	$159.00	$152.00	$143.00	$143.00
Uranium hexafluoride:
Long-term price composite ($/KgU)	208.21	234.34	260.47	260.47
Spot price indicator ($/KgU)	145.00	163.00	241.00	207.00
     A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium and, as a result, our inventory of uranium available for sale has been reduced. We expect to continue to supplement our supply of uranium by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the price of uranium. As noted in the table above, spot market prices for uranium have declined in 2008 while electric power costs have increased, pressuring the economics of underfeeding the enrichment process to obtain uranium for resale. Given supply and demand conditions in the spot uranium market, we see fewer opportunities for near-term spot sales. We will continue to monitor and optimize the economics of our production based on the cost of power and market conditions for SWU and uranium.
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
     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including a contract for maintenance of the Portsmouth GDP in cold shutdown. DOE and USEC have periodically extended the Portsmouth GDP cold shutdown contract, most recently through December 31, 2008. DOE has announced its intention to negotiate a sole-source extension of the cold shutdown contract for an additional two years. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations.
     Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”). DCAA and DOE have completed their review of the final settlement of allowable costs proposed by us for the fiscal year ended June 2002, with no significant findings or adjustment to the amounts we claim. DCAA is currently in the process of reviewing the final settlement of the amounts we claim for the six months ended December 2002 and the years ended December 2003, 2004 and 2005. Also refer to “DOE Contract Services Matter” in note 7 to the Consolidated Condensed Financial Statements. Revenue from the U.S. government contracts segment includes revenue from our subsidiary NAC International Inc. (“NAC”).
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
     We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2007, the power load at the Paducah GDP averaged 1,510 megawatts and we expect the average power load at the Paducah GDP to increase to approximately 1,680 megawatts in 2008. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA. Pricing under the TVA power contract consisted of a summer and a non-summer base energy price through May 31, 2008. Beginning June 1, 2008, the price consists of a year-round base energy price that increases moderately based on a fixed, annual schedule. All prices are subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. The impact of the fuel cost adjustment continues to be negative for USEC, imposing an increase over base contract prices of 13% in the first nine months of 2008. The impact of future fuel cost adjustments, which is substantially influenced by coal prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, and the future impact may be greater but is uncertain given volatile energy prices.
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
     Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant in Piketon, Ohio, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. The continued capitalization of such costs is subject to ongoing review and successful project completion. During the second half of 2007, we moved from a demonstration phase to a commercial plant phase in which significant expenditures are capitalized based on management’s judgment that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement and economic viability. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

     Expenditures related to American Centrifuge technology for the nine months ended September 30, 2008 and 2007, as well as cumulative expenditures as of September 30, 2008, follow (in millions):

			Cumulative
	Nine Months Ended		as of
	September 30,		September 30,
	2008	2007	2008
Amount expensed as part of advanced technology costs	$80.0	$99.2	$513.3
Amount capitalized as part of construction work in progress (A)	291.7	63.4	473.5

Equipment, building and land used for manufacturing and plant	23.4	2.2	33.4
Depreciation and transfers	(1.4)	(0.5)	(2.9)
Prepayments to suppliers for services not yet performed	5.8	7.7	22.7

Total ACP expenditures, including accruals (B)	$399.5	$172.0	$1,040.0

(A)	Cumulative capitalized costs as of September 30, 2008 include interest of $19.6 million.

(B)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. Includes $34.1 million of accruals at September 30, 2008.
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

Results of Operations — Three and Nine Months Ended September 30, 2008 and 2007
     Segment Information
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

	Three Months Ended
	September 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
LEU segment
Revenue:
SWU revenue	$490.4	$483.5	$6.9	1%
Uranium revenue	49.2	102.2	(53.0)	(52)%

Total	$539.6	$585.7	$(46.1)	(8)%

Gross profit	$41.6	$105.4	$(63.8)	(61)%

U.S. government contracts segment
Revenue	$50.8	$49.0	$1.8	4%

Gross profit	$6.8	$6.6	$0.2	3%

Total
Revenue	$590.4	$634.7	$(44.3)	(7)%

Gross profit	$48.4	$112.0	$(63.6)	(57)%

	Nine Months Ended
	September 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
LEU segment
Revenue:
SWU revenue	$861.2	$1,034.4	$(173.2)	(17)%
Uranium revenue	154.5	134.2	20.3	15%

Total	$1,015.7	$1,168.6	$(152.9)	(13)%

Gross profit	$121.5	$192.3	$(70.8)	(37)%

U.S. government contracts segment
Revenue	$167.0	$142.2	$24.8	17%

Gross profit	$29.2	$20.6	$8.6	42%

Total
Revenue	$1,182.7	$1,310.8	$(128.1)	(10)%

Gross profit	$150.7	$212.9	$(62.2)	(29)%

     Revenue
     The volume of SWU sales declined 2% in the three months and 17% in the nine months ended September 30, 2008, compared to the corresponding periods in 2007, due to the timing of utility customer refuelings. Because a majority of the reactors served by USEC are refueled on an 18-to-24 month cycle, we anticipate a decline in the volume of SWU sales of approximately 20% in 2008, followed by deliveries in 2009 roughly similar to 2007. The average price billed to customers for sales of SWU increased 3% in the three months and 1% in the nine months ended September 30, 2008, compared to the corresponding periods in 2007, reflecting the particular contracts under which SWU was sold during the periods as well as the general trend of higher prices under contracts signed in recent years.

     The volume of uranium sold declined 19% and the average price declined 41% in the three months ended September 30, 2008, compared to the corresponding period in 2007, reflecting the timing of customer orders and the particular price mix of contracts under which uranium was sold. For example, high market prices for uranium in 2007 are reflected to a greater extent in the three months ended September 30, 2007 than in the current period, whereas the current period is more heavily weighted by contracts signed in 2006 when market prices were lower.
     The volume of uranium sold increased 8% and the average price increased 7% in the nine months ended September 30, 2008, compared to the corresponding period in 2007, reflecting the timing of customer orders and the particular contracts under which uranium was sold.
     Revenue from the U.S. government contracts segment increased $1.8 million in the three months and $24.8 million in the nine months ended September 30, 2008, compared to the corresponding periods in 2007, primarily due to increased contract work related to cold shutdown efforts at the Portsmouth GDP, incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs, and to a lesser extent the timing of sales for NAC.
     Cost of Sales
     Cost of sales for SWU and uranium increased $17.7 million (or 4%) in the three months and declined $82.1 million (or 8%) in the nine months ended September 30, 2008, compared to the corresponding periods in 2007, due to combinations of lower sales volumes and higher unit costs. Cost of sales reflects changes in our monthly moving average inventory costs. Our SWU inventory costs reflect production costs and costs of purchasing SWU under the Russian Contract. Under the monthly moving average inventory cost method we use to value our SWU and uranium inventories, an increase or decrease in production or purchase costs has an effect on inventory costs and cost of sales over current and future periods. Cost of sales per SWU was 4% higher in the three months and 2% higher in the nine months ended September 30, 2008, compared to the corresponding periods in 2007.
     Under the June 2007 amendment to our TVA power contract, we have an additional 400 megawatts of power in the non-summer months to underfeed the production process and increase our LEU production. Underfeeding is a mode of operation that uses or feeds less uranium, which supplements our supply of uranium, but requires more electric power. The quantity of uranium that is added to uranium inventory from underfeeding is accounted for as a byproduct of the enrichment process. Production costs are allocated to the uranium added to inventory based on the net realizable value of the uranium, and the remainder of production costs is allocated to SWU inventory costs.
     Production costs increased $7.3 million (or 4%) in the three months ended September 30, 2008, compared to the corresponding period in 2007. The cost of electric power increased by $6.9 million due to a 5% increase in the average cost per megawatt hour, driven by TVA fuel cost adjustments and higher costs for supplemental power purchased at market-based prices. Production volumes were about the same period-to-period.

     Production costs increased $78.0 million (or 14%) in the nine months ended September 30, 2008, compared to the corresponding period in 2007, reflecting an increase in overall production volume of 15% partially offset by a 1% decline in unit production costs. The average cost per megawatt hour declined 1% reflecting lower average unit power costs realized in the first six months of the year. Production costs allocated to SWU inventories declined 8% on a SWU unit cost basis. Increases in the net realizable value of uranium resulted in a greater allocation of production costs to uranium added from underfeeding. The cost for electric power increased $68.9 million period-to-period, reflecting an additional 1.6 million megawatt hours purchased in the current nine-month period, an increase of 18%.
     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $28.5 million in the nine months ended September 30, 2008 compared to the corresponding period in 2007, reflecting an 11% increase in the market-based unit purchase cost partially offset by decreased volume due to the timing of deliveries.
     Cost of sales for the U.S. government contracts segment increased $1.6 million (or 4%) in the three months and $16.2 million (or 13%) in the nine months ended September 30, 2008, compared to the corresponding periods in 2007, primarily due to increased contract work related to cold shutdown efforts at the Portsmouth GDP.
     Gross Profit
     Gross profit declined $63.6 million (or 57%) in the three months ended September 30, 2008, compared to the corresponding period in 2007. Our gross profit margin was 8.2% in the three months ended September 30, 2008, compared to 17.6% in the corresponding period in 2007. Gross profit declined $62.2 million (or 29%) in the nine months ended September 30, 2008, compared to the corresponding period in 2007. Our gross profit margin was 12.7% in the nine months ended September 30, 2008, compared to 16.2% in the corresponding period in 2007.
     Gross profit for SWU and uranium declined $63.8 million (or 61%) in the three months ended September 30, 2008, compared to the corresponding period in 2007, due primarily to lower average sales prices for uranium and higher inventory costs, partially offset by higher average sales prices for SWU.
     Gross profit for SWU and uranium declined $70.8 million (or 37%) in the nine months ended September 30, 2008, compared to the corresponding period in 2007, due to higher inventory costs and lower SWU sales volume, partly offset by higher average sales prices for SWU and uranium.
     Gross profit for the U.S. government contracts segment increased $0.2 million (or 3%) in the three months and $8.6 million (or 42%) in the nine months ended September 30, 2008, compared to the corresponding periods in 2007. The increase in the nine-month period reflects increased contract work related to cold shutdown efforts at the Portsmouth GDP and incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs.

     Non-Segment Information
     The following table presents elements of the accompanying consolidated condensed statements of income that are not categorized by segment (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross profit	$48.4	$112.0	$150.7	$212.9
Advanced technology costs	29.1	30.8	81.2	100.1
Selling, general and administrative	12.4	9.0	40.7	33.0

Operating income	6.9	72.2	28.8	79.8
Interest expense	4.0	3.3	15.5	9.2
Interest (income)	(4.5)	(3.9)	(21.3)	(21.7)

Income before income taxes	7.4	72.8	34.6	92.3
Provision (benefit) for income taxes	(1.0)	27.2	11.0	20.8

Net income	$8.4	$45.6	$23.6	$71.5

     Advanced Technology Costs
     Advanced technology costs declined $1.7 million (or 6%) in the three months and $18.9 million (or 19%) in the nine months ended September 30, 2008, compared to the corresponding periods in 2007. Demonstration costs associated with assembling and testing of centrifuge machines and equipment at our Oak Ridge test facilities has declined as spending has increased in activities related to capitalized construction work in progress on the centrifuge machines and American Centrifuge Plant. Demonstration costs for the American Centrifuge technology were $28.8 million in the three months and $80.0 million in the nine months ended September 30, 2008, compared to $30.6 million in the three months and $99.2 million in the nine months ended September 30, 2007. The remaining amounts included in advanced technology costs are efforts by NAC to develop its MAGNASTOR storage system.
     Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased $3.4 million (or 38%) in the three months and $7.7 million (or 23%) in the nine months ended September 30, 2008 compared to the corresponding periods in 2007. The increase in the three-month period reflects the low level of stock-based compensation expense in 2007 that resulted from a decline in our stock price. The increase in SG&A in the nine-month period reflects a $1.9 million increase in compensation and benefit related expenses, including the effects of the low level of stock-based compensation expense in 2007. In addition, a previously accrued tax penalty of $3.4 million was reversed in the three months ended June 30, 2007. Consulting expenses were flat in the three-month period and $1.5 million higher in the nine-month period, primarily related to strategy, enterprise risk management, and organizational efforts.
     Interest Expense and Interest Income
     Interest expense increased $0.7 million (or 21%) in the three months and $6.3 million (or 68%) in the nine months ended September 30, 2008, compared to the corresponding periods in 2007, due to increases in debt-related interest expense of $1.1 million and $8.3 million, respectively. The increased interest on debt was a result of our 3.0% convertible notes issued in September 2007, slightly offset by increases in capitalized interest related to American Centrifuge of $4.2 million for the three-month period and $9.4 million for the nine-month period. In addition, interest expense on our 6.75% senior notes declined as a result of our repurchase of $23.6 million in notes in the nine months ended September 30, 2008.

     Interest income declined $0.6 million (or 15%) in the three months and $0.4 million (or 2%) in the nine months ended September 30, 2008, reflecting reversals in the corresponding periods in 2007 of previously accrued interest expense on taxes and interest related to the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2002 and IRS audit settlements. Interest income on cash and investment balances increased $1.9 million in the three-month period and $10.8 million in the nine-month period due to the proceeds from our issuances of convertible notes and common stock in September 2007.
Provision (Benefit) for Income Taxes
     There was a benefit for income taxes of $1.0 million in the three months and a provision for income taxes of $11.0 million in the nine months ended September 30, 2008. Included in the three months and nine months ended September 30, 2008 are benefits of approximately $4.9 million and $5.2 million, respectively. These benefits are primarily due to reversals of approximately $3.4 million and $3.7 million in the three and nine month periods, respectively, of previously accrued amounts under accounting guidance provided in the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective January 1, 2007. These benefits are also due to an increase in research credits of $1.5 million for 2007 which resulted from a research credit study completed in the third quarter. The reversals of FIN 48 liabilities in the first nine months of 2008 of $3.7 million primarily resulted from the completion of IRS federal income tax audits for 2004 through 2006. Excluding these adjustments, the overall effective tax rate is 47% in the nine months ended September 30, 2008. The provision for income taxes of $20.8 million in the corresponding nine-month period in 2007 included benefits of approximately $12.9 million due to reversals of accruals previously recorded and those associated with the adoption of FIN 48. These reversals primarily resulted from the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2003.
     Exclusive of FIN 48 and research credit related adjustments, the primary differences between the overall effective income tax rate for the nine months ended September 30, 2008 of 47% and the corresponding nine-month period rate in 2007 of 39% include the decrease in expected income before income taxes for 2008 compared to 2007 and the decrease in the federal research credit that expired after 2007. In October 2008, the federal research credit was extended through December 31, 2009. USEC believes this change will positively impact the overall effective income tax rate for 2008 in the fourth quarter.
     Net Income
     Net income declined $37.2 million (or $0.44 per share—basic; $0.45 per share—diluted) in the three months ended September 30, 2008, compared with the corresponding period in 2007, reflecting the after-tax impact of lower gross profits in the LEU segment due to lower average sales prices for uranium and higher inventory costs, partially offset by higher average sales prices for SWU.
     Net income declined $47.9 million (or $0.61 per share—basic; $0.63 per share—diluted) in the nine months ended September 30, 2008 primarily due to the after-tax impact of lower gross profits in the LEU segment due to higher inventory costs and lower SWU sales volume, partially offset by higher average sales prices for SWU and uranium. The decline was partially offset by lower advanced technology expenses. In addition, the corresponding period in 2007 benefited by $22.2 million from the impact of reversals of accruals previously recorded and those associated with the adoption of FIN 48, released upon the U.S. federal statute of limitations expiration with respect to tax return years 1998 through 2003 and the completion of the IRS examination for all tax years through 2003.

     Net income per share in the three and nine months ended September 30, 2008 also reflects our issuance of 23 million shares of common stock in late September 2007.
2008 Outlook Update
     USEC is updating its annual guidance for 2008. As previously disclosed, we expect SWU sales in 2008 to be approximately 20% below the volume sold in 2007 due to the timing of reactor refueling by our utility customers. Because a majority of our customers refuel their reactors on an 18-to-24 month cycle, we are delivering less SWU this year than the record-setting level seen in 2007. Our updated outlook assumes lower SWU sales in 2008, partially offset by 2% higher prices billed to customers, as a result of orders shifting into 2009 and higher tails assays requested by customers that results in a reduction in SWU ordered. We now expect approximately $1.2 billion in SWU revenue, or $100 million less than our previous guidance. Our prior guidance for $190 million in uranium revenue and $230 million in revenue for U.S. government contracts and other is reaffirmed. Total revenue is expected to be approximately $1.6 billion.
     Under our five-year contract to purchase electric power for the Paducah plant, our costs can fluctuate above or below the base contract price based on fuel and purchased power costs experienced by our principal supplier, Tennessee Valley Authority. The impact of the fuel cost adjustment continues to be negative for USEC, increasing our costs by 13% above base contract prices in the first nine months of 2008. We expect the fuel cost adjustment to remain above base contract price for the rest of 2008 and higher power purchase costs to negatively affect our production costs and cash flow. In addition, the price we pay Russia for LEU purchased under the Megatons to Megawatts program is 11% higher compared to 2007. These higher production and purchase costs will work into our inventory cost over time and will pressure gross margins going forward. We still anticipate a gross profit margin for 2008 of 13 — 14%.
     Below the gross profit line, expenses related to the American Centrifuge project for 2008 are expected to be approximately $115 million, and total spending on the project is expected to be between $550 and $600 million. Expected spending on the project in 2008 is below the guidance we issued in previous quarters due primarily to the timing of certain project activities that are not expected to affect the scheduled completion of the ACP at the end of 2012 and, to a lesser extent, lower than expected project management and labor costs in the current period. We continue to expect selling, general and administrative expense for 2008 to be approximately $55 million and net interest to be slightly positive. Exclusive of FIN 48 and research credit related adjustments, we expect our income tax rate will be close to the combined federal and state statutory rate.
     Based on these factors, our net income guidance for 2008 has narrowed to a range of $25 to $40 million. Because we expect to spend significantly more on electric power in the fourth quarter, partially offset by the timing of customer collections, payments to Russia and lower expenses on the ACP, we have reduced our cash flow guidance by $30 million, with cash used in operations now expected to be in a range of $90 to $110 million. We previously noted there was a risk to the cash flow guidance that electric power costs would exceed our expectation and that anticipated improvements in the timing of customer collections may not be sufficient to offset them. We continue to expect cash flow from operations to improve in 2009 as SWU sales volumes return to levels seen in 2007 and prices billed to customers improve.
     This guidance is subject to a number of assumptions and uncertainties that could affect results positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect net income are:

•	The timing of recognition of previously deferred revenue and deferred revenue related to uranium deliveries;
•	Any additional uranium or SWU sales; and
•	The amount of spending on the American Centrifuge Plant that is classified as expense.
Liquidity and Capital Resources
     We provide for our liquidity requirements through our cash balances, working capital, access to our bank credit facility and the net proceeds from our September 2007 issuances of convertible notes and common stock. Cash needs include the funding of American Centrifuge project activities and the repayment of the senior notes due January 2009. We anticipate that our cash, expected internally generated cash flow from operations and available borrowings under our revolving credit facility will be sufficient to meet our cash needs for approximately 9-12 months without impacting our current project schedule for American Centrifuge.
     We had a cash balance of $358.6 million as of September 30, 2008; however, we still need to raise a significant amount of additional capital to complete the American Centrifuge project. We do not believe public market financing for a large capital project such as American Centrifuge is available to us given current financial market conditions. In July 2008, we applied for the DOE loan guarantee program as the path for obtaining $2 billion in debt financing to complete the American Centrifuge project. Our application is under review and we are seeking a prompt commitment from DOE. We believe that our project is ideally suited for the loan guarantee program and DOE is in the best position to evaluate the classified American Centrifuge technology. However, one competing project also applied for funding under this program and we have no assurance that our project will be selected to move forward. It could take an extended period for the loan guarantee and funding to be finalized. Our ability to stay on schedule will depend on several factors, including expected cash flow from operations, the anticipated spending profile for the project, and our progress with respect to obtaining financing or a financing commitment under the DOE loan guarantee program, each of which is uncertain. Accordingly, on a parallel path, we continue to evaluate alternative sources of capital, including potential third-party investment at the project level. If we are not able to obtain timely action from DOE or obtain an alternate capital commitment, we will be forced to slow spending on the project, which will result in potentially significant schedule delays and increased costs, or take other actions to ensure that we have adequate liquidity for our ongoing operations. Further details are provided in Part II, Item 1A, “Risk Factors” of this report.
     We believe the Paducah GDP provides a meaningful operational backstop during the ACP deployment period and we have the flexibility to extend its operations as part of any alternative planning we may evaluate as the most prudent path for deploying the ACP. However, additional funds may be necessary sooner than we currently anticipate in the event of changes in schedule, increases in the cost of the American Centrifuge project, unanticipated prepayments to suppliers, increases in financial assurance, unanticipated costs under the Russian Contract, increases in power costs or any shortfall in our estimated levels of operating cash flow, or to meet other unanticipated expenses.
     Earlier this year, we completed a thorough, bottom-up review of the cost to build the ACP and established a project budget of $3.5 billion. This budget includes expenditures to date but does not include financing costs or financial assurance. See “Management’s Discussion and Analysis — American Centrifuge Plant Update” for a discussion of the project budget and related uncertainties. We expect to spend between $550 and $600 million on ACP in 2008, with most of the spending in 2008 being capitalized. However, our expectation for aggregate spending in 2008 could change if there is a change in our view of the likelihood or timing of a DOE loan guarantee or alternative financing.

     The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Net Cash (Used in) Operating Activities	$(184.2)	$(104.3)
Net Cash (Used in) Investing Activities	(319.5)	(69.9)
Net Cash Provided by (Used in) Financing Activities	(23.8)	777.6

Net Increase (Decrease) in Cash and Cash Equivalents	$(527.5)	$603.4

     Operating Activities
     Cash flow used by operating activities was $184.2 million in the nine months ended September 30, 2008 compared with $104.3 million in the corresponding period in 2007, or $79.9 million more cash used in operating activities period to period. During the nine months ended September 30, 2008, net inventory balances grew $219.8 million reflecting increased production and SWU quantity on hand at the end of the period. An additional use of cash flow was the decrease in accounts payables and other liabilities of $17.7 million. Results of operations contributed $23.6 million to cash flow and $27.6 million in non-cash adjustments for depreciation and amortization.
     Investing Activities
     Capital expenditures were $309.2 million in the nine months ended September 30, 2008, compared with $65.9 million in the corresponding period in 2007. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. Cash deposits are made as collateral for surety bonds in connection with NRC and DOE financial assurance requirements for the American Centrifuge Plant. In the nine months ended September 30, 2008, cash deposits were $10.3 million related to a $16.1 million surety bond issued October 1, 2008, and in the nine months ended September 30, 2007, cash deposits were $4.0 million related to an $8.1 million surety bond.
     Financing Activities
     There were no short-term borrowings under the credit facility at September 30, 2008 or at December 31, 2007. During the nine months ended September 30, 2008, aggregate borrowings and repayments under the revolving credit facility were $48.3 million, and the peak amount outstanding was $37.4 million. In the nine months ended September 30, 2008, we repurchased $23.6 million of the 6.75% senior notes due January 20, 2009. The cost of the repurchase was $23.3 million and was net of a discount of $0.3 million.
     There were 111.7 million shares of common stock outstanding at September 30, 2008, compared with 110.6 million at December 31, 2007, an increase of 1.1 million shares (or 1%).

     Working Capital

	September 30,	December 31,
	2008	2007
	(millions)
Cash and cash equivalents	$358.6	$886.1
Accounts receivable — trade	246.4	252.9
Inventories, net	1,050.9	831.1
Current portion of long-term debt	(126.4)	—
Other current assets and liabilities, net	(227.8)	(255.3)

Working capital	$1,301.7	$1,714.8

     The decline in working capital of $413.1 million reflects cash used in investing activities of $319.5 million in the nine months ended September 30, 2008, principally for capitalized expenditures associated with the American Centrifuge Plant, and the reclassification of long-term debt of $126.4 million for the 6.75% senior notes scheduled to mature January 20, 2009. The increase in net inventories reflects a temporary build-up in anticipation of a greater volume of near-term SWU sales.
     Capital Structure and Financial Resources
     At September 30, 2008, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014 and $126.4 million of 6.75% senior notes due January 20, 2009. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. As demonstrated in the nine months ended September 30, 2008, we may, from time to time, purchase our outstanding 6.75% senior notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material. We expect to repay the 6.75% senior notes outstanding at maturity with available cash. Our debt to total capitalization ratio was 34% at September 30, 2008 and 36% at December 31, 2007.
     In August 2005, we entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and our subsidiaries. The credit facility is available to finance working capital needs, refinance existing debt and fund capital programs, including the American Centrifuge project. Financing costs of $3.5 million related to the credit facility were deferred and amortized over the five-year life.
     Utilization of the revolving credit facility at September 30, 2008 and December 31, 2007 follows:

	September 30,	December 31,
	2008	2007
	(millions)
Short-term borrowings	$—	$—
Letters of credit	45.6	38.4
Available credit	354.4	361.6
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of September 30, 2008, we were in compliance with all of the covenants.
     Our current credit ratings are as follows:

	Standard & Poor’s	Moody’s
Corporate credit/family rating	B-	B3
3.0% convertible senior notes	CCC	unrated
6.75% senior notes	CCC	Caa2
Outlook	Negative	Negative
      Financial Markets and Defined Benefit Pension Plans
     Through the nine months ended September 30, 2008, actual returns for our defined benefit pension plan assets are significantly below our expected long-term rate of return on plan assets of 8% due to adverse conditions in the financial markets. This performance and the associated decline in pension plan asset values is not expected to impact our anticipated funding pattern with respect to these plans for the remainder of 2008 or for 2009. The valuation of benefit obligations and costs in our financial statements requires judgments and estimates including actuarial assumptions, expectations of future returns on benefit plan assets, and the estimated discount rate at which benefit obligations could be effectively settled. A change in any of these assumptions could result in different valuations. Our financial statements and future funding levels could be impacted to the extent actual results differ from these assumptions, or lead to changes in these assumptions. Refer to the risks and uncertainties and critical accounting estimates related to pension plans included in the annual report on Form 10-K/A for the year ended December 31, 2007.

      New Contractual Commitments
     As of September 30, 2008, significant new commitments entered into in 2008 are as follows, with the following estimated future payments (in millions):

	Fourth Quarter 2008	2009 - 2010	2011 - 2012	Total
American Centrifuge purchase commitments with Fluor and Teledyne Brown	$82.9	$628.0	$77.0	$787.9
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

	Financial Assurance		Long-Term Liability
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
Depleted uranium disposition	$188.3	$188.3	$113.7	$98.3
Decontamination and decommissioning of American Centrifuge	41.6	41.6	11.8	4.4
Other financial assurance	23.9	16.5

Total financial assurance	$253.8	$246.4

Letters of credit	45.6	38.4
Surety bonds	208.2	208.0

Cash collateral deposit for surety bonds	$111.4	$97.0
     The amount of financial assurance needed in the future for depleted uranium disposition is anticipated to increase by an estimated $30 to $40 million per year depending on Paducah GDP production volumes and the estimated unit disposition cost defined by the NRC requirement.
     The amount of financial assurance needed for D&D of the American Centrifuge Plant increased to $57.7 million in October 2008 and is anticipated to increase to roughly $180 million by the end of 2009, depending on construction progress anticipated and cost projections. The current estimate of the total cost related to NRC and DOE requirements is $403 million.
      Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the credit facility, the surety bonds as discussed above and certain contractual commitments disclosed in our 2007 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at September 30, 2008 or December 31, 2007.

New Accounting Standards
     Reference is made to New Accounting Standards in note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At September 30, 2008, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has not entered into financial instruments for trading purposes. At September 30, 2008, the fair value of USEC’s term debt, based on the most recent trading price, and related balance sheet carrying amounts follow (in millions):

	Balance Sheet	Fair
	Carrying Amount	Value
6.75% senior notes due January 20, 2009	$126.4	$124.5
3.0% convertible senior notes due October 1, 2014	575.0	324.9

	$701.4	$449.4

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
      Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have obtained financing for initial ACP construction but we must still raise the remainder of the capital needed to build the ACP. We do not believe public market financing for a large capital project such as ACP is available to us given current financial market conditions. We view the DOE loan guarantee program as the path for obtaining the debt financing to complete the American Centrifuge project on our planned schedule. The loan guarantee program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels through September 30, 2009 of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the loan guarantee program on June 30, 2008 and we applied for $2 billion in funding in July 2008. Our application is under review and we are seeking a prompt commitment from DOE.
     We believe that timely action by DOE regarding a loan guarantee is critical to staying on our current path with respect to the American Centrifuge project. Our objective is ambitious and we cannot give any assurance that we will be selected or that we will receive a DOE loan guarantee at all or in the amount or the timeframe we seek. DOE could determine that the American Centrifuge project does not qualify for a loan guarantee based on likelihood of repayment or other factors. The loan guarantee program is a competitive process and a competing project has applied for funding under the program. This could adversely affect the timing and amount of any funding awarded to us, if any.
     DOE has not yet issued any commitments or loan guarantees under the loan guarantee program, including from an initial solicitation in August 2006 (that did not apply to nuclear projects) and has not provided a timeline for the process from solicitation to being granted a loan guarantee. In its June 30, 2008 solicitation, DOE stated that applications must be submitted to DOE no later than six months prior to the date that the project sponsor anticipates that it will require a term sheet, which could mean that no commitment would be available until at least early 2009. The change in Administration also adds uncertainty to the process after November 2008. In addition, funding under the program is only authorized until September 30, 2009.

     We also cannot give any assurances that if we are selected to proceed with negotiations under the loan guarantee program that sufficient funds will be allocated to our project. We have requested a loan guarantee for $2 billion, which is the entire amount authorized in the solicitation for front-end nuclear facilities.
     On a parallel path, we continue to evaluate alternative sources of capital, including potential third-party investment at the project level; however, we cannot assure you that we will be able to attract the capital we need to complete the American Centrifuge project in a timely manner or at all. If we are not able to obtain timely action from DOE or obtain an alternate capital commitment, we will be forced to slow spending on the project, which will result in potentially significant schedule delays and increased costs and potentially make the project uneconomic. We could also be forced to take other actions, including terminating the project. This would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the successful deployment of the American Centrifuge project.
The cost of the American Centrifuge project could exceed the current project budget and cost uncertainty could adversely affect our ability to finance and deploy the American Centrifuge Plant.
     We have established a project budget for the ACP of $3.5 billion. This budget includes amounts already spent but does not include financing costs or financial assurance. Through September 30, 2008, we had spent $1.0 billion on the project, which leaves a going-forward cost of $2.5 billion to complete the ACP.
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
     The terms and conditions of our rights with respect to our redemption or exchange right in respect of shares held by foreign persons or contravening persons are as follows:
•	Redemption price or exchange value: Generally the redemption price or exchange value for any shares of our common stock redeemed or exchanged would be their fair market value. However, if we redeem or exchange shares held by foreign persons or contravening persons and our Board in good faith determines that such person knew or should have known that its ownership would constitute a foreign ownership review event (other than shares for which our Board determined at the time of the person’s purchase that the ownership of, or exercise of rights with respect to, such shares did not at such time constitute an adverse regulatory occurrence), the redemption price or exchange value is required to be the lesser of fair market value and the person’s purchase price for the shares redeemed or exchanged.

•	Form of payment: Cash, securities or a combination, valued by our Board in good faith.

•	Notice: At least 30 days’ notice of redemption is required; however, if we have deposited the cash or securities for the redemption or exchange in trust for the benefit of the relevant holders, we may redeem shares held by such holders on the same day that we provide notice.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Third Quarter 2008 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
July 1 — July 31	—	—	—	—
August 1 — August 31	344	$5.00	—	—
September 1 — September 30	—	—	—	—

Total	344	$5.00	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 344 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the 1999 Equity Incentive Plan, as amended.
Item 6. Exhibits
10.1	USEC Inc. Executive Severance Plan dated August 1, 2008.

10.2	USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated August 1, 2008.

10.3	First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007.

10.4	Amended and Restated Design, Engineering, Procurement, Construction and Construction Management Agreement for the American Centrifuge Plant between USEC Inc. and Fluor Enterprises, Inc., entered into September 24, 2008, effective as of January 1, 2008 (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.
November 5, 2008	By	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	USEC Inc. Executive Severance Plan dated August 1, 2008.

10.2	USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated August 1, 2008.

10.3	First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007.

10.4	Amended and Restated Design, Engineering, Procurement, Construction and Construction Management Agreement for the American Centrifuge Plant between USEC Inc. and Fluor Enterprises, Inc., entered into September 24, 2008, effective as of January 1, 2008 (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.