Form 10-Q
period 2009-03-31
USEC INC
filed 2009-05-07
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14287
USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)
2 Democracy Center
6903 Rockledge Drive, Bethesda, Maryland 20817
(301) 564-3200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     As of April 15, 2009, there were 112,350,000 shares of Common Stock issued and outstanding.

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

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$37.9	$248.5
Accounts receivable	259.4	154.1
Inventories	1,089.1	1,231.9
Deferred income taxes	61.2	67.9
Other current assets	218.5	188.3

Total Current Assets	1,666.1	1,890.7
Property, Plant and Equipment, net	864.1	736.1
Other Long-Term Assets
Deferred income taxes	282.0	273.3
Deposits for surety bonds	156.0	135.1
Bond financing costs, net	11.5	12.0
Goodwill	6.8	6.8
Other long-term assets	1.3	1.3

Total Other Long-Term Assets	457.6	428.5

Total Assets	$2,987.8	$3,055.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$95.7
Accounts payable and accrued liabilities	150.4	172.3
Payables under Russian Contract	—	121.5
Inventories owed to customers and suppliers	225.3	130.2
Deferred revenue and advances from customers	251.1	196.7

Total Current Liabilities	626.8	716.4
Long-Term Debt	575.0	575.0
Other Long-Term Liabilities
Depleted uranium disposition	126.1	119.5
Postretirement health and life benefit obligations	170.9	168.1
Pension benefit liabilities	226.9	223.1
Other liabilities	97.9	90.8

Total Other Long-Term Liabilities	621.8	601.5
Commitments and Contingencies (Note 10)
Stockholders’ Equity	1,164.2	1,162.4

Total Liabilities and Stockholders’ Equity	$2,987.8	$3,055.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Separative work units	$427.9	$245.1
Uranium	28.6	47.2
U.S. government contracts and other	49.1	51.0

Total revenue	505.6	343.3

Cost of sales:
Separative work units and uranium	414.9	260.7
U.S. government contracts and other	48.5	43.8

Total cost of sales	463.4	304.5

Gross profit	42.2	38.8
Advanced technology costs	31.4	23.9
Selling, general and administrative	14.5	12.0

Operating income (loss)	(3.7)	2.9
Interest expense	0.5	6.3
Interest (income)	(0.6)	(10.8)

Income (loss) before income taxes	(3.6)	7.4
Provision (benefit) for income taxes	(1.5)	3.0

Net income (loss)	$(2.1)	$4.4

Net income (loss) per share — basic	$(.02)	$.04
Net income (loss) per share — diluted	$(.02)	$.04
Weighted-average number of shares outstanding:
Basic	110.7	109.9
Diluted	110.7	110.2
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(2.1)	$4.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7.1	10.6
Deferred income taxes	(3.2)	(18.3)
Changes in operating assets and liabilities:
Accounts receivable — (increase) decrease	(105.3)	10.3
Inventories — (increase) decrease	237.9	(53.4)
Payables under Russian Contract — (decrease)	(121.5)	(16.6)
Deferred revenue, net of deferred costs — increase	15.4	49.3
Accrued depleted uranium disposition	6.6	6.6
Accounts payable and other liabilities — increase (decrease)	(21.8)	27.5
Other, net	10.7	0.3

Net Cash Provided by Operating Activities	23.8	20.7

Cash Flows Used in Investing Activities
Capital expenditures	(117.1)	(91.5)
Deposits for surety bonds	(20.6)	—

Net Cash (Used in) Investing Activities	(137.7)	(91.5)

Cash Flows Used in Financing Activities
Borrowings under credit facility	—	37.8
Repayments under credit facility	—	(37.5)
Repayment and repurchases of senior notes	(95.7)	(9.9)
Common stock issued (purchased), net	(1.0)	(0.4)

Net Cash (Used in) Financing Activities	(96.7)	(10.0)

Net (Decrease)	(210.6)	(80.8)
Cash and Cash Equivalents at Beginning of Period	248.5	886.1

Cash and Cash Equivalents at End of Period	$37.9	$805.3

Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$1.8	$3.7
Income taxes paid	2.2	4.2
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations.
     Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2008.
     New Accounting Standard
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The implementation of SFAS No. 157 did not have a material impact on USEC’s financial position and results of operations.
2. INVENTORIES

	March 31,	December 31,
	2009	2008
	(millions)
Current assets:
Separative work units	$708.1	$813.0
Uranium	365.6	402.1
Materials and supplies	15.4	16.8

	1,089.1	1,231.9

Current liabilities:
Inventories owed to customers and suppliers	(225.3)	(130.2)

Inventories, net	$863.8	$1,101.7

     Inventories Owed to Customers and Suppliers
     Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of low enriched uranium (“LEU”). In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Uranium provided by customers for which title passed to USEC is recorded on the balance sheet at estimated fair values of $1.4 million at March 31, 2009 and $1.6 million at December 31, 2008.

     Additionally, USEC owed separative work units (“SWU”) and uranium inventories to fabricators with a cost totaling $223.9 million at March 31, 2009 and $128.6 million at December 31, 2008. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.
     Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $3.0 billion at March 31, 2009, and $3.8 billion at December 31, 2008, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 14% decline in the uranium spot price indicator and a 9% decline in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.
3. PROPERTY, PLANT AND EQUIPMENT
     A summary of changes in property, plant and equipment follows (in millions):

		Capital	Transfers
	December 31,	Expenditures	and	March 31,
	2008	(Depreciation)	Retirements	2009
Construction work in progress	$617.5	$134.2	$(5.7)	$746.0
Leasehold improvements	176.8	—	1.3	178.1
Machinery and equipment	234.3	—	3.9	238.2

	1,028.6	134.2	(0.5)	1,162.3

Accumulated depreciation and amortization	(292.5)	(6.2)	0.5	(298.2)

	$736.1	$128.0	$—	$864.1

     Capital expenditures include items in accounts payable and accrued liabilities at March 31, 2009 for which cash is paid in the following period.
     USEC is working to construct and deploy the American Centrifuge Plant. Construction work in progress related to the American Centrifuge Plant, none of which has yet been placed in service, totaled $738.4 million at March 31, 2009 and $601.8 million at December 31, 2008. Capitalized asset retirement obligations included in construction work in progress totaled $19.2 million at March 31, 2009 and $13.0 million at December 31, 2008.

4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	March 31,	December 31,
	2009	2008
	(millions)
Deferred revenue	$250.7	$196.3
Advances from customers	0.4	0.4

	$251.1	$196.7

     Related costs associated with deferred revenue, reported in other current assets, totaled $150.4 million at March 31, 2009 and $111.4 million at December 31, 2008.
5. DEBT

	March 31,	December 31,
	2009	2008
	(millions)
3.0% convertible senior notes, due October 1, 2014	$575.0	$575.0
6.75% senior notes, due January 20, 2009	—	95.7

	$575.0	$670.7

     The 3.0% convertible senior notes, issued in September 2007, bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008. At March 31, 2009, the fair value of the convertible notes, based on the most recent trading price, was $322.0 million. The notes were not eligible for conversion to common stock as of March 31, 2009.
     USEC repaid the remaining balance of the 6.75% senior notes amounting to $95.7 million on the scheduled maturity date of January 20, 2009.
     There were no short-term borrowings under the $400.0 million revolving credit facility at March 31, 2009 or December 31, 2008. Letters of credit issued under the facility amounted to $42.0 million at March 31, 2009 and $48.0 million at December 31, 2008. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit under the facility after letters of credit outstanding was $358.0 million at March 31, 2009 and $343.0 million at December 31, 2008.
6. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common				Accumulated
	Stock,	Excess of			Other
	Par Value	Capital			Compre-	Total	Compre-
	$.10 per	over	Retained	Treasury	hensive	Stockholders’	hensive
	Share	Par Value	Earnings	Stock	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2008	$12.3	$1,184.2	$263.9	$(84.1)	$(213.9)	$1,162.4
Restricted and other stock issued, net	—	(6.9)	—	8.2	—	1.3	—

Amortization of actuarial losses and prior service costs (credits), net of income tax of $1.2 million	—	—	—	—	2.6	2.6	2.6

Net (loss)	—	—	(2.1)	—	—	(2.1)	(2.1)

Balance at March 31, 2009	$12.3	$1,177.3	$261.8	$(75.9)	$(211.3)	$1,164.2	$0.5

     Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 7.

7. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit		Postretirement Health
	Pension Plans		and Life Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service costs	$4.7	$4.3	$1.2	$1.1
Interest costs	11.9	11.4	3.2	3.0
Expected returns on plan assets (gains)	(10.7)	(15.3)	(0.8)	(1.3)
Amortization of prior service costs (credit)	0.4	0.4	(3.6)	(3.6)
Amortization of actuarial losses	6.0	0.2	1.0	0.2

Net benefit costs (income)	$12.3	$1.0	$1.0	$(0.6)

     USEC expects total cash contributions to the plans in 2009 will be as follows: $23.6 million for the defined benefit pension plans and $5.3 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of March 31, 2009 were $2.2 million and $0.8 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.
8. STOCK-BASED COMPENSATION

	Three Months Ended
	March 31,
	2009	2008
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$2.0	$0.6
Stock options, performance awards and other	0.7	0.3
Less: costs capitalized as part of inventory	(0.1)	(0.1)

Expense included in selling, general and administrative	$2.6	$0.8

Total after-tax expense	$1.7	$0.5

     Stock-based compensation in the three months ended March 31, 2008 reflects a credit of $1.0 million due to a reduction in USEC’s stock price. There were no stock options exercised in the three months ended March 31, 2009 or the three months ended March 31, 2008.
     Assumptions used in the Black-Scholes option pricing model to value option grants follow.

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	1.4%	1.8%
Expected dividend yield	—	—
Expected volatility	65%	50%
Expected option life	3.8 years	3.5 years
Weighted-average grant date fair value	$1.81	$2.23
Options granted	1,091,300	800,150
     As of March 31, 2009, there was $8.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $5.4 million relates to restricted shares and restricted stock units, and $2.6 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

9. NET INCOME PER SHARE
     Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock.
     In calculating diluted net income per share, the numerator is increased by interest expense on the convertible notes, net of amount capitalized and net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive stock compensation awards and the convertible notes, assuming full conversion.

	Three Months Ended
	March 31,
	2009		2008
	(millions)
Numerator:
Net income (loss)	$(2.1)		$4.4
Net interest expense on convertible notes (a)	(b	)	(c	)

Net income if-converted	$(2.1)		$4.4

Denominator:
Weighted average common shares	112.0		110.8
Less: Weighted average unvested restricted stock	1.3		0.9

Denominator for basic calculation	110.7		109.9

Weighted average effect of dilutive securities:
Convertible notes	(b	)	(c	)
Stock compensation awards	(b	)	0.3

Denominator for diluted calculation	110.7		110.2

Net income (loss) per share — basic	$(.02)		$.04

Net income (loss) per share — diluted	$(.02	) (b)	$.04	(c)

(a)	Interest expense on convertible notes net of amount capitalized and net of tax.

(b)	No dilutive effect of convertible notes or stock compensation awards is recognized in a period in which a net loss has occurred. Net interest expense on convertible notes was $0.2 million in the three months ended March 31, 2009, and the weighted average number of shares for the convertible notes and stock compensation awards was 48.1 million and 0.5 million, respectively.

(c)	No effect of the convertible notes is recognized since the effect of full conversion is antidilutive. Convertible debt is antidilutive if foregone interest on the notes (net of tax and nondiscretionary adjustments) per common share obtainable upon full conversion exceeds basic net income per share. Net interest expense on the convertible notes was $2.8 million in the three months ended March 31, 2008, and the weighted average number of shares for the convertible notes was 48.1 million.
     Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options in millions):

	Three Months Ended
	March 31,
	2009	2008
Options excluded from diluted earnings per share	1.9	1.2

Exercise price of excluded options	$5.23 to $16.90	$6.88 to $16.90

10. COMMITMENTS AND CONTINGENCIES
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
     Project Funding
     USEC needs to raise a significant amount of additional capital to continue funding and to complete the American Centrifuge Plant. USEC does not believe public market financing for a large capital project such as American Centrifuge is available given current financial market conditions. In July 2008, USEC applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in debt financing to complete the American Centrifuge Plant. Areva, a company majority owned by the French government, also applied for funding under this program and is also being considered by DOE. USEC is seeking an expeditious funding commitment by DOE and financial closing later this year. However, USEC has no assurance that its project will move forward in the program, and even if it does, it could still take an extended period for the loan guarantee and funding to be finalized. Accordingly, in February 2009, USEC initiated steps to conserve cash and reduce the planned escalation of project construction and machine manufacturing activities until USEC gains greater certainty on potential funding for the project through the DOE Loan Guarantee Program. In addition, on a parallel path, USEC continues to evaluate the potential for third-party investment.

     Based on USEC’s current rate of project spending and other anticipated cash needs and without a DOE loan guarantee or other financing, USEC anticipates that its cash, expected internally generated cash flow from operations and available borrowings under its revolving credit facility are sufficient to meet its cash needs for approximately 9-12 months. If USEC determines that a loan guarantee or alternative financing is not forthcoming or available in the near term, USEC will take additional steps to implement further project spending reductions to ensure sufficient liquidity. However, additional funds may be necessary sooner than USEC currently anticipates if USEC is not successful in its efforts to conserve cash or in the event of increases in the cost of the American Centrifuge project, unanticipated prepayments to suppliers, increases in financial assurance, unanticipated costs under the Russian Contract, increases in power costs or any shortfall in USEC’s estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses.
Legal Matters
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract. USEC responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby and two other cost-type contracts, again potentially in violation of the FCA. USEC has responded to these assertions and has provided several follow-up responses to DOJ and DOE in response to their requests for additional data and analysis. USEC believes that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. USEC intends to defend vigorously any FCA or related claim that might be asserted against it. As part of USEC’s continuing discussions with DOJ, USEC and DOJ have agreed several times to extend the statute of limitations for this matter, most recently to July 6, 2009.
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

11. SEGMENT INFORMATION
     USEC has two reportable segments: the LEU segment with two components, SWU and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and its contractors at the Portsmouth and Paducah GDPs, as well as nuclear energy services and technologies provided by NAC International Inc. Gross profit is USEC’s measure for segment reporting. Intersegment sales between the reportable segments were less than $0.1 million in each period presented below and have been eliminated in consolidation.

	Three Months Ended
	March 31,
	2009	2008
	(millions)
Revenue
LEU segment:
Separative work units	$427.9	$245.1
Uranium	28.6	47.2

	456.5	292.3
U.S. government contracts segment	49.1	51.0

	$505.6	$343.3

Segment Gross Profit
LEU segment	$41.6	$31.6
U.S. government contracts segment	0.6	7.2

Gross profit	42.2	38.8
Advanced technology costs	31.4	23.9
Selling, general and administrative	14.5	12.0

Operating income (loss)	(3.7)	2.9
Interest expense (income), net	(0.1)	(4.5)

Income (loss) before income taxes	$(3.6)	$7.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties presented in the annual report on Form 10-K for the year ended December 31, 2008.
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
     Our View of the Business Today
     The long-term outlook for the nuclear industry continues to strengthen as environmental concerns about climate change and volatility in the price of fossil fuels have encouraged utilities to increase the generation of nuclear power. There are approximately 440 nuclear power reactors worldwide in operation today, and international agencies report that more than 100 reactors are on order or planned to be built over the next two decades. U.S. utilities have filed 17 applications for construction and operating licenses for 26 new reactors with the U.S. Nuclear Regulatory Commission (“NRC”).

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
     We believe the growth in potential demand for nuclear fuel over the next two decades provides a strong foundation for our substantial investment in the American Centrifuge Plant (“ACP”). Nonetheless, we face significant challenges in 2009 as we seek additional financing needed to continue the ACP, and over the next several years as we transition our sources of LEU supply.
     Even as we build our new production facility, we have substantial current operations at the gaseous diffusion plant we lease from the U.S. government in Paducah, Kentucky. Today, we produce about half of our supply of low enriched uranium at the Paducah GDP and purchase half from Russia under a highly successful, nonproliferation program known as “Megatons to Megawatts.” Over the next several years we expect to transition the source of our LEU supply to production from the ACP.
     Our Paducah plant requires a large amount of electric power, and prices for electricity and related fuel have been very volatile during the past year. During non-summer months of 2009, we expect to purchase 2,000 megawatts of power from TVA. We have a fixed-price contract that sets the base price for most of the power we purchase, but our costs fluctuate above or below the base contract price based on fuel and purchased power costs experienced by TVA. In 2008, this fuel cost adjustment increased our power cost over the base contract price by about 15%, which had a significant effect on our net income and cash flow from operations. The impact of current economic conditions on energy prices has lowered recent weekly power invoices compared to 2008 and market prices for electric power for the summer of 2009 are lower than last summer. Volatility in power prices and TVA’s cost of fuel continue, which results in uncertainty in our financial projections.
     American Centrifuge Plant Update
     We have been developing and demonstrating a highly efficient uranium enrichment gas centrifuge technology that we call the American Centrifuge. We are deploying this technology in the American Centrifuge Plant being built in Piketon, Ohio. Since August 2007 we have operated a cascade of prototype machines in our Lead Cascade test program that has provided valuable data on operational characteristics of the machine, aided in developing improvements to the design of the commercial production machines and given staff operational experience.
     We refer to our production centrifuge machine design as the AC100 series centrifuge machine. The AC100 series machine is designed to produce 350 SWU per year, which output is substantially greater than our competitors’ machines. Within this overall AC100 design, we have finalized two design releases. The first was released to our strategic suppliers in 2008 in preparation for installing a test cascade of these AC100 series machines in Piketon in 2009. In late March 2009, we completed a second design release for the AC100 series machines, which we refer to as the AC100 Mod 1 machine. We are continuing to value engineer the centrifuge design to reduce the cost of manufacturing the machine and simplify subsystems, which will result in future versions of the AC100 series.
     The American Centrifuge uranium enrichment technology has demonstrated performance above our current target of 350 SWU per machine, per year. Our plan is to seek sustained improvement in centrifuge design that will be integrated into the commercial plant over time. Before a new version of the machine is introduced into the ACP, a design review board will determine through a disciplined process if the improvements provide sufficient cost and performance improvement to implement.

     At our state-of-the-art test facilities in Oak Ridge, Tennessee we have been testing individual centrifuge machines with improved operating characteristics and a lower cost to manufacture. We intend to integrate these improvements in future versions of the AC100. We have several test stands operating now with AC100 centrifuges. We believe these facilities provide the environment for testing future, improved versions of the machine.
     Our strategic suppliers have been manufacturing parts for the initial AC100 machines since 2008. In manufacturing parts for the AC100, suppliers must replicate on a commercial basis manufacturing that we previously self-performed in building our prototype machines. We are working with leading companies to create a world-class industrial infrastructure needed to build components for the AC100 machines and supporting equipment. The specialized U.S. manufacturing base needed to build the AC100 did not exist but is being established with our leadership. Under contract arrangements with USEC, our suppliers are also helping to create the manufacturing base for a revitalized U.S. nuclear fuel industry in a dozen states.
     A cascade of initial AC100 machines is expected to be operational early in the third quarter of 2009. This cascade will be in a closed-loop configuration as required under our demonstration license from the NRC but will otherwise operate under commercial plant conditions. During this continuation of our Lead Cascade testing program we expect to obtain data on machine-to-machine interactions, plant design, subsystem performance, various support systems such as the service module, and cascade electronic control systems. Many of the initial machines for this cascade have been assembled, are operating and are being conditioned with uranium hexafluoride gas in preparation for cascade operations. Additional machines will be added during the summer until we reach 40 to 50 AC100 machines in Lead Cascade testing. These 40 to 50 machines are expected to operate into 2010.
     We expect the first machines in the initial AC100 series cascade will have a throughput somewhat less than 350 SWU per year as we continue to optimize the AC100 series machine. However, we remain confident that the AC100 series machines that are deployed in the commercial plant will achieve an average performance level of 350 SWU per year, supporting an annual SWU production capacity of the ACP of 3.8 million SWU.
     During the first quarter of 2009, we announced that we began taking steps to conserve cash and reduce the planned escalation of project construction and machine manufacturing activities until we gain greater certainty on potential funding for the project through the DOE Loan Guarantee Program. However, we continue to invest as planned in engineering design, machine value engineering and the initial AC100 series cascade deployment.
     The reduction in the planned escalation principally affected construction of the plant’s interior infrastructure that had been expected to ramp up significantly in 2009. Construction of the ACP includes various systems including electric, telecommunications, cooling, and water distribution. Although plant construction has slowed to conserve cash, we have continued with engineering and design for the commercial plant by Fluor Corporation. The design is approximately 75% complete. The two existing production buildings have space for approximately 11,500 centrifuges. The availability of machine mounts that anchor the centrifuges in place is complete in one production building and about 90% complete in the second building. Work continues on the total refurbishment of the feed and withdrawal facility, and installation of the piping between this facility and the production buildings is expected to begin in the third quarter. Other activities include refurbishing the machine assembly area, constructing a new boiler building and related equipment, and building a monorail system in the machine assembly building during the second half of 2009.

     Our decision to slow spending until a decision is made by the DOE Loan Guarantee Program will increase costs and extend the schedule for the completion of the project. We are currently engaged with our strategic suppliers in assessing the potential impact on cost and schedule and the potential impact will depend on the length and severity of our spending slowdown. We expect to provide an update as we gain greater certainty on potential funding through the DOE Loan Guarantee Program.
     Our Marketing and Sales department continues to meet with customers to sell ACP output, which is important to our financing efforts for ACP. Sales contracts for this initial output represent a strategic commitment by customers to ensure a reliable, U.S.-based source of nuclear fuel that will be available for decades to come. Leading nuclear utilities in the United States, Europe and Asia have committed to purchase a substantial portion of the plant’s output through both accepted offers and signed contracts for terms of varying lengths extending as far as 2026. At the end of the first quarter of 2009, we announced that we have commitments from 10 customers to purchase more than half of the planned, initial sales of the ACP. These commitments are valued at $3.3 billion.
     We continue to anticipate a potential expansion of the ACP beyond the initial 3.8 million SWU plant, which could be done incrementally once the initial ACP construction phase is complete. The manufacturing infrastructure that we are putting into place to deploy the initial plant capacity will facilitate any future expansion. Because an expansion would not require creating this manufacturing infrastructure or another demonstration of the technology, the cost of any expansion is anticipated to be less than the initial project.
     Revenue from Sales of SWU and Uranium
     Revenue from our LEU segment is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 30% of revenue from our LEU segment in 2008. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements. The timing of requirements is associated with reactor refueling outages. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts.
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

     Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators. Following are the long-term SWU price indicator, the long-term price for uranium hexafluoride (“UF6”), as calculated using indicators published in Nuclear Market Review, and the spot price indicator for UF6:

	March 31,	December 31,	March 31,
	2009	2008	2008
Long-term SWU price indicator ($/SWU)	$161.00	$159.00	$145.00
UF6:
Long-term price composite ($/KgU)	192.54	195.15	260.47
Spot price indicator ($/KgU)	121.00	140.00	195.00
     A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium, including uranium generated by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment. Spot market prices for uranium declined in the past year while electric power costs generally increased, pressuring the economics of underfeeding the enrichment process to obtain uranium for resale. Given supply and demand conditions in the spot uranium market, we see fewer opportunities for near-term spot sales. We will continue to monitor and optimize the economics of our production based on the cost of power and market conditions for SWU and uranium.
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
     Under the terms of many uranium sale agreements, title to uranium is transferred to the customer and we receive payment under normal credit terms without physically delivering the uranium to the customer. The recognition of revenue and earnings for such uranium sales is deferred until LEU associated with such uranium is physically delivered to the customer rather than at the time title to uranium transfers to the customer. The timing of revenue recognition for uranium sales is uncertain.
     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including a contract for maintenance of the Portsmouth GDP in cold shutdown. DOE and USEC have periodically extended the Portsmouth GDP cold shutdown contract, most recently through June 30, 2009. DOE has announced its intention to negotiate a sole-source extension of the cold shutdown contract through September 30, 2010. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations. Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency. Also refer to “DOE Contract Services Matter” in note 10 to the consolidated condensed financial statements. Revenue from the U.S. government contracts segment includes revenue from our subsidiary NAC International Inc. (“NAC”).

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
     We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Purchases under the Russian Contract are approximately one-half of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective view of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted in increases to the index used to determine prices under the Russian Contract. There were no deliveries under the Russian Contract in the three months ended March 31, 2009. In April 2009, deliveries resumed after the Russian government approved the price for 2009. The purchase cost per SWU for 2009 is expected to be 11% higher compared to 2008.
     The pricing methodology under the Russian Contract for deliveries in 2010 through 2013 was amended in February 2009. The U.S. government has approved the amendment and approval by the Russian government is pending. The new pricing methodology is intended to enhance the stability of future pricing for both parties through a formula that combines a different mix of price points and other pricing elements. We expect that prices paid under the Russian Contract, as amended, will continue to increase year over year, and that the total amount paid to the Russian Federation for the SWU component of the LEU delivered under the Russian Contract over the 20 year term of the contract will substantially exceed $8 billion by the time the contract is completed in 2013. Officials of the Russian government have announced that Russia will not extend the Russian Contract or the government-to-government agreement it implements, beyond 2013. Accordingly, we do not anticipate that we will purchase Russian SWU after 2013.
     We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70-75% of production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA that expires May 31, 2012. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. The impact of the fuel cost adjustment has been negative for USEC, imposing an average increase over base contract prices of about 15% in 2008 and 8% in 2007. The impact of future fuel cost adjustments, which is substantially influenced by coal prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the impact is uncertain given volatile energy prices.

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
     Expenditures related to American Centrifuge technology for the three months ended March 31, 2009 and 2008, as well as cumulative expenditures as of March 31, 2009, follow (in millions):

			Cumulative
	Three Months Ended		as of
	March 31,		March 31,
	2009	2008	2009
Amount expensed as part of advanced technology costs	$31.4	$23.5	$573.5
Amount capitalized as part of property, plant and equipment (A)	130.2	110.3	774.5
Prepayments to suppliers for services not yet performed	0.1	4.7	24.8

Total ACP expenditures, including accruals (B)	$161.7	$138.5	$1,372.8

(A)	Cumulative capitalized costs as of March 31, 2009 include interest of $30.7 million.

(B)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes $43.5 million of accruals at March 31, 2009.
     For discussions of the financing plan for the American Centrifuge project, see “Management’s Discussion and Analysis — Liquidity and Capital Resources.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Item 1A, “Risk Factors” of our 2008 Annual Report on Form 10-K.
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

Results of Operations — Three Months Ended March 31, 2009 and 2008
     Segment Information
     We have two reportable segments measured and presented through the gross profit line of our income statement: the LEU segment with two components, SWU and uranium, and the U.S. government contracts segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and its contractors at the Portsmouth and Paducah GDPs, as well as nuclear energy services and technologies provided by NAC. Intersegment sales between our reportable segments were less than $0.1 million in each period presented below and have been eliminated in consolidation.

	Three Months Ended
	March 31,
	2009	2008	Change	%
	(millions)
LEU segment
Revenue:
SWU revenue	$427.9	$245.1	$182.8	75%
Uranium revenue	28.6	47.2	(18.6)	(39)%

Total	456.5	292.3	164.2	56%
Cost of sales	414.9	260.7	(154.2)	(59)%

Gross profit	$41.6	$31.6	$10.0	32%

U.S. government contracts segment
Revenue	$49.1	$51.0	$(1.9)	(4)%
Cost of sales	48.5	43.8	(4.7)	(11)%

Gross profit	$0.6	$7.2	$(6.6)	(92)%

Total
Revenue	$505.6	$343.3	$162.3	47%
Cost of sales	463.4	304.5	(158.9)	(52)%

Gross profit	$42.2	$38.8	$3.4	9%

     Revenue
     The volume of SWU sales increased 66% in the three months ended March 31, 2009, compared to the corresponding period in 2008, due to the timing of utility customer refuelings. Because a majority of the reactors served by USEC are refueled on an 18-to-24 month cycle, we anticipate an increase in the volume of SWU sales of approximately 40% in the full year 2009 compared with 2008. The average price billed to customers for sales of SWU increased 5% in the three months ended March 31, 2009, compared to the corresponding period in 2008, reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.
     The volume of uranium sold declined 66% and the average price increased 77% in the three months ended March 31, 2009, compared to the corresponding period in 2008, reflecting the timing of customer orders and the particular price mix of contracts under which uranium was sold.
     Revenue from the U.S. government contracts segment declined $1.9 million in the three months ended March 31, 2009, compared to the corresponding period in 2008, following completion of processing out-of-specification uranium for DOE in 2008. This decline in contract work was largely offset by an increase in revenue related to cold shutdown services at the Portsmouth GDP and dry cask storage services performed by NAC.

     Cost of Sales
     Cost of sales for SWU and uranium increased $154.2 million (or 59%) in the three months ended March 31, 2009, compared to the corresponding period in 2008, due to higher SWU sales volumes and higher SWU unit costs, partially offset by lower uranium sales volume. Cost of sales per SWU was 16% higher in the three months ended March 31, 2009 compared to the corresponding period in 2008. Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period.
     Production costs declined $16.0 million (or 7%) in the three months ended March 31, 2009 compared to the corresponding period in 2008. Production volume declined 9% following record production in the prior period. Ice storms in Paducah, Kentucky in January 2009 resulted in reduced electric power availability and partial loss of enrichment capacity for several weeks, although production volume in the first quarter of 2009 remained within the range of normal capacity. The unit production cost increased 3% reflecting an increase in benefit costs and the greater impact of fixed costs on reduced volume. The sharp downturn in the fair value of pension and postretirement benefit plan assets in 2008 resulted in higher net benefit costs in the first quarter of 2009 which will continue for the remainder of the year compared to 2008. The cost of electric power declined by $20.1 million in the first quarter of 2009 compared to the same period in 2008 due to a 7% decline in megawatt hours purchased and a 5% decline in the average cost per megawatt hour, driven by a decline in TVA fuel cost adjustments. Production costs allocated to SWU inventories increased 28% on a SWU unit cost basis. Declines in the net realizable value of uranium resulted in a lower allocation of production costs to uranium added from underfeeding.
     We purchase approximately 5.5 million SWU per year under the Russian Contract. There were no deliveries in the three months ended March 31, 2009, resulting in a $96.3 million decline in purchase costs under the Russian Contract compared to the corresponding period in 2008. Deliveries resumed in April 2009 after the Russian government approved the price for 2009.
     Cost of sales for the U.S. government contracts segment increased $4.7 million (or 11%) in the three months ended March 31, 2009, compared to the corresponding period in 2008, due to costs incurred for anticipated new contract work at the Portsmouth GDP for which revenue has not yet been earned and changes in the mix of contract services performed. On May 1, 2009, we entered into an agreement with DOE related to additional services at the Portsmouth GDP.
     Gross Profit
     Gross profit increased $3.4 million (or 9%) in the three months ended March 31, 2009, compared to the corresponding period in 2008. Our gross profit margin was 8.3% in the three months ended March 31, 2009, compared to 11.3% in the corresponding period in 2008.
     Gross profit for SWU and uranium increased $10.0 million (or 32%) in the three months ended March 31, 2009, compared to the corresponding period in 2008, due to higher SWU sales volumes and prices, partially offset by higher SWU inventory costs.
     Gross profit for the U.S. government contracts segment declined $6.6 million (or 92%) in the three months ended March 31, 2009, compared to the corresponding period in 2008, due to costs incurred for anticipated new contract work at the Portsmouth GDP for which revenue has not yet been earned and changes in the mix of contract services performed.

     Non-Segment Information
     The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (amounts in millions):

	Three Months Ended
	March 31,
	2009	2008	Change	%
Gross profit	$42.2	$38.8	$3.4	9%
Advanced technology costs	31.4	23.9	(7.5)	(31)%
Selling, general and administrative	14.5	12.0	(2.5)	(21)%

Operating income (loss)	(3.7)	2.9	(6.6)	(228)%
Interest expense	0.5	6.3	5.8	92%
Interest (income)	(0.6)	(10.8)	(10.2)	(94)%

Income (loss) before income taxes	(3.6)	7.4	(11.0)	(149)%
Provision (benefit) for income taxes	(1.5)	3.0	4.5	150%

Net income (loss)	$(2.1)	$4.4	$(6.5)	(148)%

     Advanced Technology Costs
     The increase in advanced technology costs reflects increased research and development activities associated with value engineering the AC100 centrifuge machine to lower its capital cost as well as additional efforts required to prepare the Lead Cascade for installation and operation of initial AC100 series machines. In addition, commercial plant activities have increased compared to efforts in the corresponding period in 2008, including training and procedure development and facility turnover preparations. Advanced technology costs include expenses by NAC to develop its MAGNASTOR storage system of less than $0.1 million in the three months ended March 31, 2009 and $0.4 million in the corresponding period of 2008.
     Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased $2.5 million (or 21%) in the three months ended March 31, 2009 compared to the corresponding period in 2008. The prior period included a $1.0 million credit to stock-based compensation expense based on a decline in our stock price from December 31, 2007 to March 31, 2008. There was no corresponding credit in the current period. Expenses for grants of stock options and restricted stock increased $0.6 million period-over-period, consulting expenses increased $0.4 million, and employee benefit expenses increased $0.3 million.
     Interest Expense and Interest Income
     Interest expense declined $5.8 million (or 92%) in the three months ended March 31, 2009, compared to the corresponding period in 2008. Interest capitalized for American Centrifuge increased from $2.2 million last period to $5.7 million in the current period, or an increase of $3.5 million in interest that was not expensed as a period cost. In addition, interest expense declined based on our repurchase of 6.75% senior notes during 2008 and repayment of the remaining principal balance of $95.7 million on the scheduled maturity date of January 20, 2009.

     Interest income declined $10.2 million (or 94%) in the three months ended March 31, 2009, reflecting reduced cash and investment balances resulting from American Centrifuge expenditures. Interest income on accounts receivable of $1.0 million was earned under contract in the three months ended March 31, 2008 and there was no corresponding amount in the current period.
     Provision (Benefit) for Income Taxes
     The income tax benefit and effective tax rate in the three months ended March 31, 2009 was $(1.5) million and 42%, respectively. The provision for income taxes in the corresponding three month period in 2008 was $3.0 million which included the effects of approximately $0.4 million of benefits due to the reversal of previously accrued amounts under accounting guidance provided in the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Excluding the reversal, the overall effective tax rate was 46%. The overall effective rate for the year ended December 31, 2008, excluding the effects of FIN 48 and 2007 research credit related adjustments, was 38% based on actual earnings for 2008. The significant changes between the overall effective tax rates for 2008 of 38% compared to 2009 of 42% include the decrease in income before income taxes in 2009 and the decrease in the federal research credit.
     Net Income (Loss)
     Net income declined $6.5 million (or $0.06 per share-basic and diluted) in the three months ended March 31, 2009, compared with the corresponding period in 2008, reflecting the after-tax impact of lower interest income and higher advanced technology expenses, partially offset by lower interest expense. An increase in gross profits in the LEU segment was partially offset by a decline in gross profits in the government contracts segment.
2009 Outlook
     We are reiterating our guidance issued February 25, 2009. Specifically, in 2009 we expect revenue of approximately $2.2 billion, net income in a range of $25 to $50 million, and cash flows from operations in a range of $240 to $275 million. We expect our gross profit margin to be in a range of approximately 10% to 12%.
     Our financial results guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect net income and cash flows are:
•	Movement and timing of customer orders;

•	Changes to the electric power fuel cost adjustment from our current projection;

•	The potential for significant reductions in ACP spending in order to ensure sufficient liquidity;

•	The amount of spending on the ACP that is classified as an expense;

•	The timing of recognition of previously deferred revenue, particularly related to the sale of uranium;

•	Changes in SWU and uranium market price indicators, and changes in inflation that can affect the price of SWU billed to customers; and

•	Additional uranium sales made possible by underfeeding the production process at the Paducah GDP.

Liquidity and Capital Resources
     We provide for our liquidity requirements through our cash balances, working capital and access to our bank credit facility. We need to raise a significant amount of additional capital to continue funding and to complete the American Centrifuge Plant. We do not believe public market financing for a large capital project such as the American Centrifuge Plant is available to us given current financial market conditions. In July 2008, we applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in debt financing to complete the American Centrifuge Plant. Areva, a company majority owned by the French government, also applied for funding under this program for a proposed plant in the U.S. and is also being considered by DOE. We are seeking an expeditious funding commitment by DOE and financial closing later this year. However, we have no assurance that our project will move forward in the program, and even if it does, it could still take an extended period for the loan guarantee and funding to be finalized. Accordingly, in February 2009, we initiated steps to conserve cash and reduce the planned escalation of project construction and machine manufacturing activities until we gain greater certainty on potential funding for the project through the DOE Loan Guarantee Program. In addition, on a parallel path, we continue to evaluate the potential for third-party investment.
     To ensure that we have adequate liquidity for our ongoing operations, we have reduced our planned escalation of project spending in 2009 to work within the combination of our expected funds available through our cash from operations and available borrowings under our credit facility. Under our deployment schedule for the ACP, spending was expected to peak in 2009 with spending of approximately $800 million, including a substantial ramp up involving the hiring of plant construction workers and preparing facilities that would provide key components for the AC100 centrifuge machines. Our initial steps to slow the growth of project spending in 2009 include sharply reducing the ramp up in hiring construction and craft workers for the ACP and deferring select procurements. We are working with our suppliers to identify and implement actions that can be taken to reduce costs while mitigating the impact on project cost and schedule. We may also take other actions to ensure that we have adequate liquidity for our ongoing operations and remain in compliance with covenants under our debt agreements. Further details are provided in Item 1A, “Risk Factors” of our 2008 Annual Report on Form 10-K.
     Without a DOE loan guarantee or other financing and without taking into account any further reductions in our current rate of project spending, we anticipate that our cash, expected internally generated cash flow from operations and available borrowings under our revolving credit facility are sufficient to meet our cash needs for approximately 9-12 months. If we determine that a loan guarantee or alternative financing is not forthcoming or available in the near term, we will take additional steps to implement further project spending reductions to maintain sufficient liquidity. However, additional funds may be necessary sooner than we currently anticipate if we are not successful in our efforts to conserve cash or in the event of increases in the cost of the American Centrifuge project, unanticipated prepayments to suppliers, increases in financial assurance, unanticipated costs under the Russian Contract, increases in power costs or any shortfall in our estimated levels of operating cash flow or available borrowings under our revolving credit facility, or to meet other unanticipated expenses.
     We believe the Paducah GDP provides a meaningful operational backstop during the ACP deployment period and we have the flexibility to extend its operations as part of any alternative planning we may evaluate as the most prudent path for deploying the ACP.

     The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended
	March 31,
	2009	2008
Net Cash Provided by Operating Activities	$23.8	$20.7
Net Cash (Used in) Investing Activities	(137.7)	(91.5)
Net Cash (Used in) Financing Activities	(96.7)	(10.0)

Net Increase (Decrease) in Cash and Cash Equivalents	$(210.6)	$(80.8)

     Operating Activities
     Cash flow provided by operating activities in the three months ended March 31, 2009 was derived in large part from monetization of inventory built up in the prior year. Inventories declined $237.9 million in the current period, although the cash impact is partially delayed by an increase in accounts receivable of $105.3 million. Payment of the Russian Contract payables balance of $121.5 million was a significant use of cash flow in the three months ended March 31, 2009.
     Investing Activities
     Capital expenditures were $117.1 million in the three months ended March 31, 2009, compared with $91.5 million in the corresponding period in 2008. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. Cash deposits of $20.6 million were made in the three months ended March 31, 2009 as collateral for surety bonds in connection with financial assurance requirements for the American Centrifuge Plant.
     Financing Activities
     We repaid the remaining principal balance of the 6.75% senior notes of $95.7 million on the scheduled maturity date of January 20, 2009 with available cash. There was no borrowing under the $400.0 million revolving credit facility as of March 31, 2009 or during the quarter.
     There were 123.3 million shares of common stock outstanding at both March 31, 2009 and December 31, 2008.
     Working Capital

	March 31,	December 31,
	2009	2008
	(millions)
Cash and cash equivalents	$37.9	$248.5
Accounts receivable	259.4	154.1
Inventories, net	863.8	1,101.7
Current portion of long-term debt	—	(95.7)
Other current assets and liabilities, net	(121.8)	(234.3)

Working capital	$1,039.3	$1,174.3

     The decline in working capital of $135.0 million reflects cash used for capitalized expenditures associated with the American Centrifuge Plant, a reduction in payables under the Russian Contract, and deposits for surety bonds. The decrease in net inventories reflects the high volume of SWU sales in the first quarter of 2009 and the temporary suspension of SWU purchases under the Russian Contract pending the April 2009 finalization of the calendar year 2009 price.

     Capital Structure and Financial Resources
     At March 31, 2009, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. Financing costs of $14.3 million related to the convertible notes were deferred and are being amortized over the life of the debt. Our debt to total capitalization ratio was 33% at March 31, 2009 and 37% at December 31, 2008.
     In August 2005, we entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and our subsidiaries. The credit facility will mature on August 18, 2010, and we are planning to pursue an extension or renewal of the facility and to explore other options to support working capital and financial assurance requirements. The credit facility is available to finance working capital needs and fund capital programs, including the American Centrifuge project. Financing costs of $3.5 million and $0.3 million to obtain and amend the credit facility, respectively, were deferred and are being amortized over the life of the facility.
     Utilization of the revolving credit facility at March 31, 2009 and December 31, 2008 follows:

	March 31,	December 31,
	2009	2008
	(millions)
Short-term borrowings	$—	$—
Letters of credit	42.0	48.0
Available credit	358.0	343.0
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of March 31, 2009, we were in compliance with all of the covenants.

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

	Financial Assurance		Long-Term Liability
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
Depleted uranium disposition	$232.0	$232.0	$126.1	$119.5
Decontamination and decommissioning of American Centrifuge	88.9	57.7	20.1	13.7
Other financial assurance	16.9	22.9

Total financial assurance	$337.8	$312.6

Letters of credit	42.0	48.0
Surety bonds	295.8	264.6

Cash collateral deposit for surety bonds	$156.0	$135.1
     The amount of financial assurance needed in the future for depleted uranium disposition is anticipated to increase by an estimated $35 to $45 million per year depending on Paducah GDP production volumes and the estimated unit disposition cost defined by the NRC requirement.
     The amount of financial assurance needed for D&D of the American Centrifuge Plant is anticipated to increase to roughly $165 million by the end of 2009 from $88.9 million as of March 31, 2009, depending on construction progress and cost projections. The current estimate of the total cost related to NRC and DOE D&D requirements is $403 million. Financial assurance will also be required for the disposition of depleted uranium generated from future centrifuge operations.
     Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the credit facility, the surety bonds as discussed above and certain contractual commitments disclosed in our 2008 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at March 31, 2009 or December 31, 2008.

New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The implementation of SFAS No. 157 did not have a material impact on our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At March 31, 2009, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.
     USEC has not entered into financial instruments for trading purposes. At March 31, 2009, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $575.0 million. The fair value of the convertible notes, based on the most recent trading price, was $322.0 million.
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
Item 4. Controls and Procedures
     Effectiveness of Our Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at a reasonable assurance level.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under our contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract. We responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and have been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby and two other cost-type contracts, again potentially in violation of the FCA. We have responded to these assertions and have provided several follow-up responses to DOJ and DOE in response to their requests for additional data and analysis. We believe that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. We intend to defend vigorously any FCA or related claim that might be asserted against us. As part of our continuing discussions with DOJ, we and DOJ have agreed several times to extend the statute of limitations for this matter, most recently to July 6, 2009.
     Government Investigation of LEU Imports from France
     Various appeals and agency administrative reviews regarding the antidumping order on imports of LEU from France have now recommenced following the unanimous decision of the U.S. Supreme Court in January 2009 upholding the application of the antidumping law to imports of LEU under contracts for the sale of SWU. These appeals and reviews had been held in abeyance pending the Supreme Court decision. Depending on the outcome and timing of the resolution of these appeals and reviews, antidumping duties deposited with respect to imports of French LEU prior to October 1, 2007 could be available for distribution in the future to us under the Continued Dumping and Subsidy Offset Act (“CDSOA”), and the amounts could be material. The amounts, if any, that would be distributed to us or when such distributions would be made will depend on when and in what manner these appeals and reviews are completed or otherwise finally resolved.
     Other Legal Matters
     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     Investors should carefully consider the risk factors in Item 1A of our 2008 Annual Report on Form 10-K, in addition to the other information in our Annual Report and in this quarterly report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) First Quarter 2009 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
January 1 – January 31	—	—	—	—
February 1 – February 28	—	—	—	—
March 1 – March 31	271,853	$3.67	—	—

Total	271,853	$3.67	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 271,853 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the 1999 Equity Incentive Plan, as amended.
Item 6. Exhibits

10.1
Amendment No. 018, dated January 13, 2009, to the Contract dated January 14, 1994 between United States Enrichment Corporation, Executive Agent of the United States of America, and Joint Stock Company “Techsnabexport”, Executive Agent of the Russian Federation (the “Russian Contract”). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.2	Amendment No. 019 dated February 13, 2009 to the Russian Contract. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3
Modification No. 2 dated January 12, 2009, to Agreement dated June 17, 2002 between the U.S. Department of Energy and USEC Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2009 (Commission file number 1-14287).

10.4	USEC Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 6, 2009).

10.5	Form of Employee Restricted Stock Award Agreement (Annual Incentive Program) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 6, 2009).

10.6	Form of Employee Restricted Stock Award Agreement (Long Term Incentive Program)(incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 6, 2009).

10.7	Form of Employee Non-qualified Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 6, 2009).

10.8
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Chairman Fees) (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on May 6, 2009).

10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards) (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on May 6, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.
May 7, 2009	By	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 018, dated January 13, 2009, to the Contract dated January 14, 1994 between United States Enrichment Corporation, Executive Agent of the United States of America, and Joint Stock Company “Techsnabexport”, Executive Agent of the Russian Federation (the “Russian Contract”). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.2	Amendment No. 019 dated February 13, 2009 to the Russian Contract. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3	Modification No. 2 dated January 12, 2009, to Agreement dated June 17, 2002 between the U.S. Department of Energy and USEC Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2009 (Commission file number 1-14287).

10.4	USEC Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 6, 2009).

10.5	Form of Employee Restricted Stock Award Agreement (Annual Incentive Program) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 6, 2009).

10.6	Form of Employee Restricted Stock Award Agreement (Long Term Incentive Program)(incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 6, 2009).

10.7	Form of Employee Non-qualified Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 6, 2009).

10.8	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Chairman Fees) (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on May 6, 2009).

10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards) (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on May 6, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.