Form 10-Q
period 2009-06-30
USEC INC
filed 2009-07-31
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     As of July 15, 2009, there were 112,592,000 shares of Common Stock issued and outstanding.

     This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the deployment of the American Centrifuge technology, including risks related to performance, cost, schedule and financing; our success in obtaining a loan guarantee for the American Centrifuge Plant ; the impact of the demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under most existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; delays in U.S. government actions needed for us to collect money from antidumping duties deposited by importers of French low enriched uranium on past imports of French low enriched uranium in connection with trade measures imposed on such imports; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our pension assets and credit and insurance facilities; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$77.7	$248.5
Accounts receivable	231.4	154.1
Inventories	1,270.5	1,231.9
Deferred income taxes	53.4	67.9
Other current assets	230.6	188.3

Total Current Assets	1,863.6	1,890.7
Property, Plant and Equipment, net	964.0	736.1
Other Long-Term Assets
Deferred income taxes	293.5	273.3
Deposits for surety bonds	173.7	135.1
Bond financing costs, net	11.0	12.0
Goodwill	6.8	6.8
Other long-term assets	1.3	1.3

Total Other Long-Term Assets	486.3	428.5

Total Assets	$3,313.9	$3,055.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$95.7
Accounts payable and accrued liabilities	141.8	172.3
Payables under Russian Contract	258.2	121.5
Inventories owed to customers and suppliers	278.5	130.2
Deferred revenue and advances from customers	231.3	196.7

Total Current Liabilities	909.8	716.4
Long-Term Debt	575.0	575.0
Other Long-Term Liabilities
Depleted uranium disposition	143.0	119.5
Postretirement health and life benefit obligations	172.8	168.1
Pension benefit liabilities	227.6	223.1
Other liabilities	98.4	90.8

Total Other Long-Term Liabilities	641.8	601.5
Commitments and Contingencies (Note 10)
Stockholders’ Equity	1,187.3	1,162.4

Total Liabilities and Stockholders’ Equity	$3,313.9	$3,055.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Separative work units	$371.3	$125.7	$799.2	$370.8
Uranium	95.4	58.1	124.0	105.3
U.S. government contracts and other	47.6	65.2	96.7	116.2

Total revenue	514.3	249.0	1,019.9	592.3
Cost of sales:
Separative work units and uranium	391.9	135.5	806.8	396.2
U.S. government contracts and other	45.0	50.0	93.5	93.8

Total cost of sales	436.9	185.5	900.3	490.0

Gross profit	77.4	63.5	119.6	102.3
Advanced technology costs	30.7	28.2	62.1	52.1
Selling, general and administrative	16.6	16.3	31.1	28.3

Operating income	30.1	19.0	26.4	21.9
Interest expense	0.3	5.2	0.8	11.5
Interest (income)	(0.4)	(6.0)	(1.0)	(16.8)

Income before income taxes	30.2	19.8	26.6	27.2
Provision for income taxes	12.9	9.0	11.4	12.0

Net income	$17.3	$10.8	$15.2	$15.2

Net income per share – basic	$.16	$.10	$.14	$.14
Net income per share – diluted	$.11	$.08	$.10	$.12
Weighted-average number of shares outstanding:
Basic	111.5	110.6	111.1	110.3
Diluted	160.3	158.7	159.8	158.5
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$15.2	$15.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14.7	21.6
Deferred income taxes	(8.1)	(29.7)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(77.3)	140.4
Inventories – (increase) decrease	109.7	(349.9)
Payables under Russian Contract – increase	136.7	46.4
Deferred revenue, net of deferred costs – increase (decrease)	(15.5)	12.5
Accrued depleted uranium disposition	23.5	11.2
Accounts payable and other liabilities – increase (decrease)	10.4	(16.6)
Other, net	12.4	(21.1)

Net Cash Provided by (Used in) Operating Activities	221.7	(170.0)

Cash Flows Used in Investing Activities
Capital expenditures	(257.8)	(199.4)
Deposits for surety bonds	(38.2)	—

Net Cash (Used in) Investing Activities	(296.0)	(199.4)

Cash Flows Used in Financing Activities
Borrowings under credit facility	—	47.0
Repayments under credit facility	—	(47.0)
Repayment and repurchases of senior notes	(95.7)	(12.6)
Common stock issued (purchased), net	(0.8)	(0.3)

Net Cash (Used in) Financing Activities	(96.5)	(12.9)

Net (Decrease)	(170.8)	(382.3)
Cash and Cash Equivalents at Beginning of Period	248.5	886.1

Cash and Cash Equivalents at End of Period	$77.7	$503.8

Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$1.9	$10.2
Income taxes paid	4.3	47.9
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. The preparation of the financial statements included an evaluation of events that occurred subsequent to June 30, 2009 through the date of issuance of July 31, 2009.
     Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2008.
     New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The implementation of SFAS No. 157 did not have a material impact on USEC’s consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires that the fair value disclosures required for financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. FSP 107-1 requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. FSP 107-1 is effective for the quarter ended June 30, 2009, and the implementation of FSP 107-1 did not have a material impact on USEC’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No.165 is effective for the quarter ended June 30, 2009, and the implementation of SFAS No. 165 did not have a material impact on USEC’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for USEC beginning with the quarter ending September 30, 2009. The FASB has stated that SFAS No. 168 does not change GAAP and USEC does not believe it will have a material impact on USEC’s consolidated financial statements.
2. INVENTORIES

	June 30,	December 31,
	2009	2008
	(millions)
Current assets:
Separative work units	$898.2	$813.0
Uranium	357.5	402.1
Materials and supplies	14.8	16.8

	1,270.5	1,231.9

Current liabilities:
Inventories owed to customers and suppliers	(278.5)	(130.2)

Inventories, net	$992.0	$1,101.7

     Inventories Owed to Customers and Suppliers
     Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of low enriched uranium (“LEU”). In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Uranium provided by customers for which title passed to USEC is recorded on the balance sheet at estimated fair values of $0.3 million at June 30, 2009 and $1.6 million at December 31, 2008.
     Additionally, USEC owed separative work units (“SWU”) and uranium inventories to fabricators with a cost totaling $278.2 million at June 30, 2009 and $128.6 million at December 31, 2008. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.
     Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $3.6 billion at June 30, 2009, and $3.8 billion at December 31, 2008, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

3. PROPERTY, PLANT AND EQUIPMENT
     A summary of changes in property, plant and equipment follows (in millions):

		Capital	Transfers
	December 31,	Expenditures	and	June 30,
	2008	(Depreciation)	Retirements	2009
Construction work in progress	$617.5	$240.0	$(16.0)	$841.5
Leasehold improvements	176.8	—	2.2	179.0
Machinery and equipment	234.3	0.7	13.2	248.2

	1,028.6	240.7	(0.6)	1,268.7
Accumulated depreciation and amortization	(292.5)	(12.8)	0.6	(304.7)

	$736.1	$227.9	$—	$964.0

     Capital expenditures include items in accounts payable and accrued liabilities at June 30, 2009 for which cash is paid in the following period.
     Construction work in progress related to the American Centrifuge Plant, none of which has yet been placed in service, totaled $838.3 million at June 30, 2009 and $601.8 million at December 31, 2008. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at June 30, 2009 and $13.0 million at December 31, 2008.
     As described in note 10 under “American Centrifuge Plant – Project Funding”, USEC has initiated the process of demobilizing the American Centrifuge project as it evaluates strategic options for the future of the project. This evaluation will include reviews of scope and scale of the plant, the deployment of machines over a longer period, alternate financing approaches, and the cost and feasibility of demobilizing and remobilizing at a later date. Based on a probability-weighted analysis, USEC believes that future cash flows from the American Centrifuge Plant will exceed its capital investment. Since USEC believes its capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time.
4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	June 30,	December 31,
	2009	2008
	(millions)
Deferred revenue	$231.0	$196.3
Advances from customers	0.3	0.4

	$231.3	$196.7

     Related costs associated with deferred revenue, reported in other current assets, totaled $161.5 million at June 30, 2009 and $111.4 million at December 31, 2008.
5. DEBT
     The balance sheet carrying amounts and estimated fair values of USEC’s long-term debt, including current maturities, follow (in millions):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.0% convertible senior notes, due October 1, 2014	$575.0	$372.3	$575.0	$207.0
6.75% senior notes, due January 20, 2009	—	—	95.7	94.9

	$575.0	$372.3	$670.7	$301.9

     The 3.0% convertible senior notes, issued in September 2007, bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008. The estimated fair value of the convertible notes is based on the most recent trading price as of the balance sheet date. The notes were not eligible for conversion to common stock as of June 30, 2009 or December 31, 2008.

     USEC repaid the remaining balance of the 6.75% senior notes amounting to $95.7 million on the scheduled maturity date of January 20, 2009. At December 31, 2008, the fair value of the senior notes was calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities.
     In August 2005, USEC entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and its subsidiaries. There were no short-term borrowings under the revolving credit facility at June 30, 2009 or December 31, 2008. Letters of credit issued under the facility amounted to $30.3 million at June 30, 2009 and $48.0 million at December 31, 2008. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit under the facility after letters of credit outstanding was $365.0 million at June 30, 2009 and $343.0 million at December 31, 2008.
6. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common				Accumulated
	Stock,	Excess of			Other
	Par Value	Capital			Compre-	Total	Compre-
	$.10 per	over	Retained	Treasury	hensive	Stockholders’	hensive
	Share	Par Value	Earnings	Stock	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2008	$12.3	$1,184.2	$263.9	$(84.1)	$(213.9)	$1,162.4
Restricted and other stock issued, net	—	(7.7)	—	12.1	—	4.4	—
Amortization of actuarial losses and prior service costs (credits), net of income tax of $2.4 million	—	—	—	—	5.3	5.3	5.3
Net income	—	—	15.2	—	—	15.2	15.2

Balance at June 30, 2009	$12.3	$1,176.5	$279.1	$(72.0)	$(208.6)	$1,187.3	$20.5

     Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 7.
7. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service costs	$4.6	$4.4	$9.3	$8.7	$1.1	$1.1	$2.3	$2.2
Interest costs	11.9	11.4	23.8	22.8	3.1	3.1	6.3	6.1
Expected return on plan assets (gains)	(10.6)	(15.4)	(21.3)	(30.7)	(0.7)	(1.3)	(1.5)	(2.6)
Amortization of prior service costs (credits)	0.4	0.5	0.8	0.9	(3.6)	(3.6)	(7.2)	(7.2)
Amortization of actuarial losses	6.0	0.1	12.0	0.3	1.1	0.1	2.1	0.3

Net benefit costs (income)	$12.3	$1.0	$24.6	$2.0	$1.0	$(0.6)	$2.0	$(1.2)

     USEC expects total cash contributions to the plans in 2009 will be as follows: $22.1 million for the defined benefit pension plans and $5.8 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of June 30, 2009 were $7.4 million and $2.4 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.
     In resolution of an outstanding issue with the United Steel Workers regarding the loss of company service credit for certain of its members during a 2003 work stoppage at the Paducah gaseous diffusion plant (“GDP”), effective July 1, 2009, USEC’s subsidiary United States Enrichment Corporation amended its defined benefit pension and postretirement health and life benefit plans in order to provide additional company service credit for these affected participants. In the third quarter of 2009, the amendment is expected to result in an increase in USEC’s pension and postretirement health and life benefit liabilities by a total of approximately $1.5 million, of which approximately $0.2 million will be recognized immediately as an expense.
8. STOCK-BASED COMPENSATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$2.6	$3.0	$4.6	$3.6
Stock options, performance awards and other	0.3	0.5	1.0	0.8
Less: costs capitalized as part of inventory	(0.1)	(0.1)	(0.2)	(0.2)

Expense included in selling, general and administrative	$2.8	$3.4	$5.4	$4.2

Total after-tax expense	$1.8	$2.2	$3.5	$2.7

     There were no stock options exercised in the six months ended June 30, 2009 or the six months ended June 30, 2008.
     Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no options granted in the three months ended June 30, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	—	2.62%	1.4%	1.84–2.62%
Expected dividend yield	—	—	—	—
Expected volatility	—	56%	65%	50–56%
Expected option life	—	3.5 years	3.8 years	3.5 years
Weighted-average grant date fair value	—	$2.23	$1.81	$2.23
Options granted	0	17,492	1,091,300	817,642
     As of June 30, 2009, there was $10.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $8.1 million relates to restricted shares and restricted stock units, and $2.3 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 2 years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(in millions)
Numerator:
Net income	$17.3	$10.8	$15.2	$15.2
Net interest expense on convertible notes (a)	—	1.9	0.2	4.2

Net income if-converted	17.3	12.7	15.4	19.4

Denominator:
Weighted average common shares	113.0	111.4	112.5	111.1
Less: Weighted average unvested restricted stock	1.5	0.8	1.4	0.8

Denominator for basic calculation	111.5	110.6	111.1	110.3

Weighted average effect of dilutive securities:
Convertible notes	48.1	48.1	48.1	48.1
Stock compensation awards	0.7	—	0.6	0.1

Denominator for diluted calculation	160.3	158.7	159.8	158.5

Net income per share – basic	$.16	$.10	$.14	$.14

Net income per share – diluted	$.11	$.08	$.10	$.12

(a)	Interest expense on convertible notes net of amount capitalized and net of tax.
     Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Options excluded from diluted earnings per share	1.9	2.0	1.9	1.2
Exercise price of excluded options	$5.86 to $16.90	$5.86 to $16.90	$5.86 to $16.90	$6.88 to $16.90

10. COMMITMENTS AND CONTINGENCIES
American Centrifuge Plant
     Milestones under the 2002 DOE-USEC Agreement
     USEC is working to construct and deploy the American Centrifuge Plant as a replacement for the Paducah GDP. In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. The last four milestones were amended in January 2009 to replace milestones that were not aligned with USEC’s deployment schedule for the American Centrifuge Plant. The first of the new milestones requires that USEC secure firm financing commitment(s) by November 2009 for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year. USEC previously disclosed and communicated to DOE at the time the milestones were amended that its ability to meet the remaining milestones was dependent on USEC obtaining a commitment for a loan guarantee from DOE in the timeframe needed. In a press release issued on July 28, 2009, DOE encouraged USEC to withdraw its loan guarantee application. USEC has not withdrawn its loan guarantee application but in order to preserve liquidity has begun the process of demobilization of the American Centrifuge project. If USEC is not able to obtain a loan guarantee commitment from DOE in the timeframe needed, USEC would not expect to be able to meet the November 2009 financing milestone or subsequent milestones related to commercial plant operations.
     The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC’s ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC’s control or was due to USEC’s fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer its rights in the American Centrifuge technology and facilities to DOE, and requiring USEC to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole U.S. Executive Agent under the Megatons-to-Megawatts program, which could reduce or terminate USEC’s access to Russian LEU. Any of these actions could have a material adverse impact on USEC’s business.
     The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs which would affect USEC’s ability to meet a milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event.
     Project Funding
     In July 2008, USEC applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing for the American Centrifuge Plant. Areva, a company majority owned by the French government, also applied for U.S. government guaranteed financing under this program for a proposed plant in the United States and its application is also being considered by DOE.
     In its press release on July 28, 2009, DOE encouraged USEC to withdraw its application for loan guarantee funding for ACP. DOE stated that “[t]his would allow USEC to work over the next 12-18 months to continue research, development, and testing to resolve the technology issues facing ACP without hurting the chances of USEC to secure approval for a loan guarantee in the future.” USEC strongly disagrees with DOE’s statements and is pursuing further discussions with DOE regarding its loan guarantee application. However, USEC has initiated the process of demobilizing the project as USEC evaluates its strategic options for the future of the project. This evaluation will include reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing approaches, and the cost and feasibility of demobilizing and remobilizing at a later date.
     In February 2009, USEC initiated steps to conserve cash and reduce the planned escalation of project construction and machine manufacturing activities. USEC will further reduce project spending as a result of the demobilization steps announced on July 28, 2009. Based on USEC’s reduced rate of project spending and anticipated demobilization costs and other anticipated cash needs and without a DOE loan guarantee or other financing, USEC anticipates that its cash, expected internally generated cash flow from operations, expected receipt of approximately $70 million, pre tax, resulting from the settlement of a trade case, and available borrowings under USEC’s revolving credit facility, are sufficient to meet its cash needs for at least 12 months. However, additional funds may be necessary sooner than USEC currently anticipates if USEC is not successful in its efforts to reduce spending and conserve cash or in the event of unanticipated payments to suppliers, increases in financial assurance, delays in the payment of amounts we expect to receive from monies deposited by importers of French LEU, or any shortfall in USEC’s estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses.
Legal Matters
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract. USEC responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby contract and two other cost-type contracts, again potentially in violation of the FCA. USEC has responded to these assertions and has provided several follow-up responses to DOJ and DOE in response to their requests for additional data and analysis. USEC believes that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. USEC intends to defend vigorously any FCA or related claim that might be asserted against it. As part of USEC’s continuing discussions with DOJ, USEC and DOJ have agreed several times to extend the statute of limitations for this matter, most recently to September 7, 2009.
     Settlement Regarding U.S. Government Investigation of LEU Imports from France
     On May 15, 2009 USEC and its subsidiary United States Enrichment Corporation entered into a settlement agreement with Eurodif S.A. and its affiliates, AREVA NC and AREVA NC Inc. The agreement settled several pending appeals and administrative proceedings arising from an antidumping order imposed on imports of French LEU by the U.S. Department of Commerce (“DOC”) in 2002.
     Under the terms of the settlement agreement, the parties immediately withdrew or requested dismissal of all pending appeals and DOC proceedings. This brought to an end all litigation and administrative proceedings regarding DOC’s 2002 antidumping duty order, which is now expected to remain in place until at least the next five-year “sunset” review in 2012. The conclusion of this litigation allows the U.S. government to finalize the amount of duties owed on imports of French LEU subject to that trade case under provisions of U.S. law, commonly known as the Byrd Amendment. USEC, as an affected domestic producer, can seek recoveries from the antidumping duties collected on covered imports through September 2007 and USEC has filed claims for the appropriate periods. Under the terms of the settlement agreement, USEC is expected to realize approximately $70 million (before taxes) from estimated duties deposited by Eurodif S.A. or its affiliates. The funds are expected to be received no earlier than the fourth quarter of 2009. The pace of distributions of these funds to USEC is dependent upon U.S. government action to liquidate customs entries made by importers when the French LEU was imported. Liquidation was not possible until the trade litigation was settled. USEC will recognize a gain in the statement of income, when collectability is reasonably assured from the U.S. government. The settlement agreement also provides for purchases of SWU by Eurodif in 2009 and 2010 from USEC.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(millions)
Revenue
LEU segment:
Separative work units	$371.3	$125.7	$799.2	$370.8
Uranium	95.4	58.1	124.0	105.3

	466.7	183.8	923.2	476.1
U.S. government contracts segment	47.6	65.2	96.7	116.2

	$514.3	$249.0	$1,019.9	$592.3

Segment Gross Profit
LEU segment	$74.8	$48.3	$116.4	$79.9
U.S. government contracts segment	2.6	15.2	3.2	22.4

Gross profit	77.4	63.5	119.6	102.3
Advanced technology costs	30.7	28.2	62.1	52.1
Selling, general and administrative	16.6	16.3	31.1	28.3

Operating income	30.1	19.0	26.4	21.9
Interest expense (income), net	(0.1)	(0.8)	(0.2)	(5.3)

Income before income taxes	$30.2	$19.8	$26.6	$27.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     We produce or acquire LEU from two principal sources. We produce about half of our supply of LEU at the Paducah GDP in Paducah, Kentucky. Under the Megatons to Megawatts program, we acquire the remainder of our LEU supply from Russia under a contract, which we refer to as the Russian Contract, to purchase the SWU component of LEU recovered from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.
     The Paducah GDP requires a large amount of electric power, and prices for electricity and related fuel have been very volatile during the past year. During non-summer months of 2009, we expect to purchase power from TVA at a level of approximately 2,000 megawatts. We have a fixed-price contract that sets the base price for most of the power we purchase, but our costs fluctuate above or below the base contract price based on fuel and purchased power costs incurred by TVA. This fuel cost adjustment increased our power cost over the base contract price by about 4% in the first six months of 2009, compared to 15% in 2008 and 8% in 2007. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. Volatility in power prices and TVA’s cost of fuel continue, which results in uncertainty in our financial projections.

     American Centrifuge Plant Update
     We have been developing and demonstrating a highly efficient uranium enrichment gas centrifuge technology that we call the American Centrifuge. We have a construction and operating license issued by the U.S. Nuclear Regulatory Commission and have been deploying this technology since May 2007 in the American Centrifuge Plant (“ACP”) being built in Piketon, Ohio. As of June 30, 2009 we had spent approximately $1.5 billion on the ACP and had operated centrifuges as part of our Lead Cascade test program for over 235,000 machine hours, giving us the data and expertise to begin the transition to commercial operation. We had also secured customer commitments to purchase over half of the initial, planned output of the American Centrifuge Plant. However, we need additional financing to complete the plant.
     In July 2008, we applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing for the American Centrifuge Plant. Areva, a company majority owned by the French government, also applied for U.S. government guaranteed financing under this program for a proposed plant in the United States and its application is also being considered by DOE. During the first quarter of 2009, we began steps to conserve cash and reduced the planned escalation of project construction and machine manufacturing activities until we gained greater clarity on potential funding for the project through the DOE Loan Guarantee Program.
     We have been in discussions with DOE regarding our loan guarantee application and DOE was aware that action on our application was needed in the short term to avoid our having to take further action to slow spending, which would include at least a partial demobilization of the project. In a press release on July 28, 2009, DOE encouraged USEC to withdraw its application for loan guarantee funding for ACP. DOE stated that “[t]his would allow USEC to work over the next 12-18 months to continue research, development, and testing to resolve the technology issues facing ACP without hurting the chances of USEC to secure approval for a loan guarantee in the future.” We strongly disagree with DOE’s statements and are pursuing further discussions with DOE regarding our loan guarantee application. However, we have initiated the process of demobilizing the project as we evaluate our strategic options for the future of the project. This evaluation will include reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing approaches, and the cost and feasibility of demobilizing and remobilizing at a later date.
     The American Centrifuge project was expected to support over 8,000 direct and indirect jobs as manufacturers and construction firms added new employees across the United States. Instead, we have initiated steps to demobilize workers involved in machine part manufacturing and construction of the ACP. This involves coordinated efforts with our strategic suppliers, and their contractors, to lay off workers involved in the project. Specifically, the demobilization is expected to involve layoffs of contract craft workers employed at the Piketon site, along with workers at various manufacturing sites in several states providing equipment and components to be installed in the machine or as elements of the plant infrastructure, as well as USEC employees at Piketon and Oak Ridge. Our initial estimate is that nearly 2,000 contractor and USEC employees directly involved in the project will be laid off in the near term.
     In May 2009, we announced that we signed a memorandum of understating with Babcock & Wilcox Technical Services Group, Inc, a unit of Babcock & Wilcox, to form a joint venture that would provide integrated manufacturing and assembly of centrifuge machines for the ACP. Discussions regarding the creation of our joint venture will be deferred until the future course of the project can be determined.
     We are currently in the process of formulating our demobilization plan and it will continue to evolve. Design work for the engineering, procurement and construction scope of the ACP is approximately 80% complete. However, construction work is expected to be suspended or significantly curtailed. We currently expect to continue the Lead Cascade test program, including the initial AC100 cascade, and to continue our efforts to improve machine performance and to reduce the cost of manufacturing the machine through design engineering, however these efforts could be at a reduced level or could be suspended.
     In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which we and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. The last four milestones were amended in January 2009 to replace milestones that were not aligned with our deployment schedule for the American Centrifuge Plant. The first of the new milestones requires that we secure firm financing commitment(s) by November 2009 for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year. USEC previously disclosed and communicated to DOE at the time the milestones were amended that our ability to meet the remaining milestones was dependent on our obtaining a commitment for a loan guarantee from DOE in the timeframe needed. If we are not able to obtain a loan guarantee commitment from DOE in the timeframe needed, we would not expect to be able to meet the November 2009 financing milestone or subsequent milestones related to commercial plant operations. The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs which would affect our ability to meet a milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event.
     The ACP was expected to provide the United States with a domestically owned and operated source of low enriched uranium for a growing fleet of nuclear power plants. America’s fleet of nuclear reactors provide the vast majority of the electric power that create no greenhouse gases and expansion of that fleet is essential to meeting more stringent regulations intended to curb climate change. Without the ACP, the United States could be entirely dependent upon enrichment provided by enterprises controlled by foreign governments or using foreign technology. The government’s action also potentially affects national security and the influence that the United States can bring to efforts to enforce nonproliferation of nuclear weapons.
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
     Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators by several years. Following are TradeTech’s long-term SWU price indicator, the long-term price for uranium hexafluoride (“UF6”), as calculated by USEC using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:

	June 30,	December 31,	June 30,
	2009	2008	2008
Long-term SWU price indicator ($/SWU)	$165.00	$159.00	$152.00
UF6:
Long-term price composite ($/KgU)	182.09	195.15	234.34
Spot price indicator ($/KgU)	137.00	140.00	163.00
     A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium, including uranium generated by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment. Spot market prices for uranium declined in the past year, reducing the value of underfeeding the enrichment process to obtain uranium for resale. Given supply and demand conditions in the spot uranium market, we see fewer opportunities for near-term spot sales. We will continue to monitor and optimize the economics of our production based on the cost of power and market conditions for SWU and uranium.
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
     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including a contract for maintenance of the Portsmouth GDP in cold shutdown. DOE and USEC have periodically extended the Portsmouth GDP cold shutdown contract, most recently through August 31, 2009. DOE has announced its intention to negotiate a sole-source extension of the cold shutdown contract through September 30, 2010. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations. Revenue from U.S. government contracts is based on allowable costs determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency. Also refer to “DOE Contract Services Matter” in note 10 to the consolidated condensed financial statements. Revenue from the U.S. government contracts segment includes revenue from our subsidiary NAC International Inc. (“NAC”).
     Cost of Sales
     Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold and delivered during the period and is determined by a combination of inventory levels and costs, production costs, and purchase costs. We produce about one-half of our SWU supply at the Paducah GDP. Production costs consist principally of electric power, labor and benefits, long-term depleted uranium disposition cost estimates, materials, depreciation and amortization, and maintenance and repairs. The quantity of uranium that is added to uranium inventory from underfeeding is accounted for as a byproduct of the enrichment process. Production costs are allocated to the uranium added to inventory based on the net realizable value of the uranium, and the remainder of production costs is allocated to SWU inventory costs. Under the monthly moving average inventory cost method that we use, an increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods.
     We purchase about one-half of our SWU supply under the Russian Contract. We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. A multi-year retrospective view of the index is used to minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted in increases to the index used to determine prices under the Russian Contract. The pricing methodology under the Russian Contract for deliveries in 2010 through 2013 was amended in February 2009 and the amendment was subsequently approved by the U.S. and Russian governments. The new pricing methodology is intended to enhance the stability of future pricing for both parties through a formula that combines a different mix of price points and other pricing elements. We expect that prices paid under the Russian Contract, as amended, will continue to increase year over year, and that the total amount paid to the Russian Federation for the SWU component of the LEU delivered under the Russian Contract over the 20 year term of the contract will substantially exceed $8 billion by the time the contract is completed in 2013. Officials of the Russian government have announced that Russia will not extend the Russian Contract or the government-to-government agreement it implements, beyond 2013. Accordingly, we do not anticipate that we will purchase Russian SWU under the Megatons to Megawatts program after 2013.
     We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70-75% of production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA that expires May 31, 2012. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. The impact of the fuel cost adjustment has been negative for USEC, imposing an average increase over base contract prices of about 4% in the first six months of 2009, compared to 15% in 2008 and 8% in 2007. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which is substantially influenced by coal and purchased power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the impact is uncertain given volatile energy prices.
     We store depleted uranium generated from our operations at the Paducah and Portsmouth GDPs and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth GDPs to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process our depleted uranium if we provided it to DOE for disposal. If we were to dispose of our depleted uranium in this way, we would be required to reimburse DOE for the related costs of disposing of our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that we generate and estimated processing, transportation and disposal costs. Our estimate of the unit disposal cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves, and was increased by 9% in the second quarter of 2009. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance (refer to “Liquidity and Capital Resources – Financial Assurance and Related Liabilities”). Our estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability, as well as financial assurance we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
     Advanced Technology Costs – American Centrifuge
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
     Expenditures related to American Centrifuge technology for the six months ended June 30, 2009 and 2008, as well as cumulative expenditures as of June 30, 2009, follow (in millions):

			Cumulative
	Six Months Ended		as of
	June 30,		June 30,
	2009	2008	2009
Amount expensed as part of advanced technology costs	$61.9	$51.2	$604.0
Amount capitalized as part of property, plant and equipment (A)	227.8	202.1	872.1
Prepayments to suppliers for services not yet performed	0.2	5.9	24.9

Total ACP expenditures, including accruals (B)	$289.9	$259.2	$1,501.0

(A)	Cumulative capitalized costs as of June 30, 2009 include interest of $36.4 million.

(B)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes $29.0 million of accruals at June 30, 2009.

     Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. Of the costs capitalized to date, approximately 60% relate to the American Centrifuge Plant in Piketon, Ohio and 40% relate to machine manufacturing and assembly efforts primarily occurring in Oak Ridge, Tennessee. Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant, engineering activities, construction of AC100 centrifuge machines, process and support equipment, leasehold improvements and other costs directly associated with the commercial plant.
     In addition, included in other long-term assets are approximately $1.3 million for deferred financing costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs will be amortized over the life of the loan or, if USEC determines that it will not receive a loan, charged to expense.
     The continued capitalization of American Centrifuge costs is subject to ongoing review and successful project completion. During the second half of 2007, we moved from a demonstration phase to a commercial plant phase in which significant expenditures are capitalized based on management’s judgment that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement and economic viability. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.
     As previously discussed under “– Overview – American Centrifuge Plant Update” we have initiated the process of demobilizing the American Centrifuge project as we evaluate our strategic options. This evaluation will include reviews of scope and scale of the plant, the deployment of machines over a longer period, alternate financing approaches, and the cost and feasibility of demobilizing and remobilizing at a later date. Based on a probability-weighted analysis, we believe that future cash flows from ACP will exceed our capital investment. Since we believe our capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. We will continue to evaluate this assessment as conditions change.
     For a discussion regarding financing for the American Centrifuge project, see “Management’s Discussion and Analysis – Liquidity and Capital Resources.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Item 1A, “Risk Factors” of our 2008 Annual Report on Form 10-K.
     Advanced Technology Costs – MAGNASTOR™
     Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR dual-purpose dry storage system for spent fuel. In February 2009, MAGNASTOR was added to the NRC’s list of dry storage casks approved for use under a general license. MAGNASTOR has the largest capacity of any cask system approved to date. NAC will submit an amendment for the storage of damaged fuel and an application for a transport license including damaged fuel by the end of 2009.
Results of Operations – Three and Six Months Ended June 30, 2009 and 2008
     Segment Information
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
     The following tables present elements of the accompanying consolidated condensed statements of income that are categorized by segment (dollar amounts in millions):

	Three Months Ended
	June 30,
	2009	2008	Change	%
LEU segment
Revenue:
SWU revenue	$371.3	$125.7	$245.6	195%
Uranium revenue	95.4	58.1	37.3	64%

Total	466.7	183.8	282.9	154%
Cost of sales	391.9	135.5	(256.4)	(189)%

Gross profit	$74.8	$48.3	$26.5	55%

U.S. government contracts segment
Revenue	$47.6	$65.2	$(17.6)	(27)%
Cost of sales	45.0	50.0	5.0	10%

Gross profit	$2.6	$15.2	$(12.6)	(83)%

Total
Revenue	$514.3	$249.0	$265.3	107%
Cost of sales	436.9	185.5	(251.4)	(136)%

Gross profit	$77.4	$63.5	$13.9	22%

	Six Months Ended
	June 30,
	2009	2008	Change	%
LEU segment
Revenue:
SWU revenue	$799.2	$370.8	$428.4	116%
Uranium revenue	124.0	105.3	18.7	18%

Total	923.2	476.1	447.1	94%
Cost of sales	806.8	396.2	(410.6)	(104)%

Gross profit	$116.4	$79.9	$36.5	46%

U.S. government contracts segment
Revenue	$96.7	$116.2	$(19.5)	(17)%
Cost of sales	93.5	93.8	0.3	—

Gross profit	$3.2	$22.4	$(19.2)	(86)%

Total
Revenue	$1,019.9	$592.3	$427.6	72%
Cost of sales	900.3	490.0	(410.3)	(84)%

Gross profit	$119.6	$102.3	$17.3	17%

     Revenue
     The volume of SWU sales increased 162% in the three months and 98% in the six months ended June 30, 2009, compared to the corresponding periods in 2008, due to the timing of utility customer orders. Because a majority of the reactors served by USEC are refueled on an 18-to-24 month cycle, we anticipate an increase in the volume of SWU sales of approximately 30% in the full year 2009 compared with 2008. The average price billed to customers for sales of SWU increased 13% in the three months and 9% in the six months ended June 30, 2009, compared to the corresponding periods in 2008, reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.
     The volume of uranium sold increased 109% and the average price declined 21% in the three months ended June 30, 2009, compared to the corresponding period in 2008. The volume of uranium sold declined 11% and the average price increased 32% in the six months ended June 30, 2009, compared to the corresponding period in 2008. Sales volumes reflect the timing of customer orders and average prices reflect the particular price mix of contracts under which uranium was sold.
     Revenue from the U.S. government contracts segment declined $17.6 million in the three months and $19.5 million in the six months ended June 30, 2009, compared to the corresponding periods in 2008, following completion of processing out-of-specification uranium for DOE in 2008. The corresponding periods in 2008 also included incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs. The decline in revenue was partially offset by an increase in cold shutdown services at the Portsmouth GDP.
     Cost of Sales
     Cost of sales for SWU and uranium increased $256.4 million in the three months and $410.6 million in the six months ended June 30, 2009, compared to the corresponding periods in 2008, primarily due to higher SWU sales volumes and higher SWU unit costs. Cost of sales per SWU was 18% higher in the three months and 17% higher in the six months ended June 30, 2009 compared to the corresponding periods in 2008.
     Our estimate of the unit disposal cost for depleted uranium increased 9% in the second quarter of 2009. Changes in the estimated unit cost affect cost of sales for accumulated depleted uranium, and production costs for depleted uranium generated thereafter. The increase in the estimated disposal cost resulted in a charge to cost of sales of $11.4 million in the three months ended June 30, 2009.
     Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. An increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods. Production costs increased 14% in 2008 compared to 2007, contributing to higher cost of sales per SWU in the three and six months ended June 30, 2009 compared to corresponding periods in 2008.
     Production costs increased $3.4 million (or 2%) in the three months ended June 30, 2009 compared to the corresponding period in 2008. Production volume declined 1%. The unit production cost increased 3% reflecting an increase in benefit costs and accrued costs for depleted uranium disposition. The sharp downturn in the fair value of pension and postretirement benefit plan assets in 2008 resulted in higher net benefit costs in 2009 which will continue for the remainder of the year compared to 2008. The cost of electric power declined $1.3 million in the three months ended June 30, 2009 compared to the same period in 2008 due to a 1% decline in megawatt hours purchased.

     Production costs declined $12.6 million (or 3%) in the six months ended June 30, 2009 compared to the corresponding period in 2008. Production volume declined 6% primarily due to reduced electric power availability and partial loss of enrichment capacity for several weeks in the first quarter of 2009 as a result of ice storms in Paducah, Kentucky. The unit production cost increased 3% reflecting an increase in benefit costs and the greater impact of fixed costs on reduced volume. The cost of electric power declined by $21.4 million in the six months ended June 30, 2009, compared to the same period in 2008, due to a 4% decline in megawatt hours purchased and a 2% decline in the average cost per megawatt hour, driven by a decline in TVA fuel cost adjustments.
     Declines in the value of uranium in the first six months of 2009 compared to the corresponding period of 2008 have resulted in a greater allocation of production costs to SWU inventory. Production costs are allocated to uranium from underfeeding based on its net realizable value, and the remainder is allocated to SWU inventory costs.
     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $23.4 million in the six months ended June 30, 2009 compared to the corresponding period in 2008, reflecting an 11% increase in the market-based unit purchase cost partially offset by decreased volume due to the timing of deliveries.
     Cost of sales for the U.S. government contracts segment declined $5.0 million in the three months and $0.3 million in the six months ended June 30, 2009, compared to the corresponding period in 2008, due to net declines in contract services performed partially offset by higher benefit costs resulting from the decline in the valuation of pension and postretirement benefit plan assets in 2008. These higher benefit costs are only partially recoverable under government contract regulations. The six-month period also reflects the timing of costs incurred that precede billings under a new contract services agreement signed on May 1, 2009.
     Gross Profit
     Gross profit increased $13.9 million in the three months ended June 30, 2009 compared to the corresponding period in 2008. Our gross profit margin was 15.0% in the three months ended June 30, 2009, compared to 25.5% in the corresponding period in 2008.
     Gross profit for SWU and uranium increased $26.5 million in the three-month period due to higher SWU and uranium sales volumes. Gross profit was negatively impacted by the decline in the average uranium price. In addition, the increase in SWU inventory costs had a greater impact on gross profit than the increase in the average SWU sales price. These factors, as well as the increase in accrued depleted uranium disposition costs, were the primary reasons for the decline of our gross profit margin.
     Gross profit for the U.S. government contracts segment declined $12.6 million in the three months ended June 30, 2009, compared to the corresponding period in 2008. The corresponding period in 2008 included incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs. The decrease in the three months ended June 30, 2009 also reflects net declines in contract services performed and higher benefit costs resulting from the decline in the valuation of pension and postretirement benefit plan assets in 2008.
     Gross profit increased $17.3 million in the six months ended June 30, 2009 compared to the corresponding period in 2008. Our gross profit margin was 11.7% in the six months ended June 30, 2009, compared to 17.3% in the corresponding period in 2008.

     Gross profit for SWU and uranium increased $36.5 million in the six-month period due to higher SWU sales volumes. The increase in SWU inventory costs had a greater impact on gross profit than the increase in the average SWU sales price. Gross profit benefited from an increase in the average uranium price in the six-month period.
     Gross profit for the U.S. government contracts segment declined $19.2 million in the six months ended June 30, 2009, compared to the corresponding period in 2008. The corresponding period in 2008 included incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs. The decrease in the six months ended June 30, 2009 also reflects net declines in contract services performed, higher benefit costs resulting from the decline in the valuation of pension and postretirement benefit plan assets, and the timing of costs incurred that precede billings under a new contract services agreement signed on May 1, 2009.
     Non-Segment Information
     The following table presents elements of the accompanying consolidated condensed statements of income that are not categorized by segment (dollar amounts in millions):

	Three Months Ended
	June 30,
	2009	2008	Change	%
Gross profit	$77.4	$63.5	$13.9	22%
Advanced technology costs	30.7	28.2	(2.5)	(9)%
Selling, general and administrative	16.6	16.3	(0.3)	(2)%

Operating income	30.1	19.0	11.1	58%
Interest expense	0.3	5.2	4.9	94%
Interest (income)	(0.4)	(6.0)	(5.6)	(93)%

Income before income taxes	30.2	19.8	10.4	53%
Provision for income taxes	12.9	9.0	(3.9)	(43)%

Net income	$17.3	$10.8	$6.5	60%

	Six Months Ended
	June 30,
	2009	2008	Change	%
Gross profit	$119.6	$102.3	$17.3	17%
Advanced technology costs	62.1	52.1	(10.0)	(19)%
Selling, general and administrative	31.1	28.3	(2.8)	(10)%

Operating income	26.4	21.9	4.5	21%
Interest expense	0.8	11.5	10.7	93%
Interest (income)	(1.0)	(16.8)	(15.8)	94%

Income before income taxes	26.6	27.2	(0.6)	(2)%
Provision for income taxes	11.4	12.0	0.6	5%

Net income	$15.2	$15.2	$—	—

     Advanced Technology Costs
     Advanced technology costs increased $2.5 million in three months and $10.0 million in the six months ended June 30, 2009, reflecting increased research and development activities associated with value engineering the AC100 centrifuge machine to lower its capital cost as well as additional efforts required to prepare the Lead Cascade for installation and operation of initial AC100 series machines. In addition, commercial plant activities have increased compared to efforts in the corresponding period in 2008, including training and procedure development and facility turnover preparations. Advanced technology costs include expenses by NAC to develop its MAGNASTOR storage system of $0.2 million in the six months ended June 30, 2009 and $0.9 million in the corresponding period of 2008.
     Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased $0.3 million in the three months and $2.8 million in the six months ended June 30, 2009 compared to the corresponding periods in 2008. Consulting expenses increased $0.3 million and $0.7 million in the three- and six-month periods, respectively. Stock-based compensation expense increased $1.2 million in the six months ended June 30, 2009 compared to the corresponding period in 2008. The prior period included a $1.0 million credit to expense based on a decline in our stock price in the first quarter of 2008. Employee benefit expenses increased $0.7 million in the six months ended June 30, 2009 due to the decline in the valuation of pension and postretirement benefit plan assets in 2008.
     Interest Expense and Interest Income
     Interest expense declined $4.9 million in the three months and $10.7 million in the six months ended June 30, 2009, compared to the corresponding periods in 2008 primarily due to interest capitalized for American Centrifuge. In the six-month periods, interest capitalized increased from $5.2 million in 2008 to $11.4 million in 2009, or an increase of $6.2 million in interest that was not expensed as a period cost. In addition, interest expense declined based on our repurchase of 6.75% senior notes during 2008 and repayment of the remaining principal balance of $95.7 million on the scheduled maturity date of January 20, 2009.
     Interest income declined $5.6 million in the three months and $15.8 million in the six months ended June 30, 2009, reflecting reduced cash and investment balances resulting from American Centrifuge expenditures. Interest income on accounts receivable of $1.3 million was earned under contract in the six months ended June 30, 2008 and there was no corresponding amount in the current period.
     Provision for Income Taxes
     The provision for income taxes was $12.9 million in the three months and $11.4 million in the six months ended June 30, 2009, reflecting an effective income tax rate of 43% in both periods. The provision for income taxes in the corresponding six month period in 2008 was $12.0 million which included the effects of approximately $0.3 million of benefits due to the reversal of previously accrued amounts under accounting guidance provided in the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Excluding the reversal, the overall effective tax rate in the six months ended June 30, 2008 was 45%.
     The overall effective rate for the year ended December 31, 2008, excluding the effects of FIN 48 and 2007 research credit related adjustments, was 38% based on actual earnings for 2008. The increase in the overall effective tax rate for 2008 of 38% compared to the overall effective tax rate for 2009 of 43% is primarily due to decreases in the federal research credit, the Medicare subsidy benefit, and the manufacturing deduction.

     Net Income
     Net income increased $6.5 million (or $0.06 per share—basic and $0.03 per share—diluted) in the three months ended June 30, 2009, compared with the corresponding period in 2008, reflecting the after-tax impact of an increase in gross profits in the LEU segment partially offset by a decline in gross profits in the government contracts segment.
     There was no change in net income in the six months ended June 30, 2009 compared to the corresponding period in 2008. The after-tax impact of higher gross profits in the LEU segment and lower interest expense was offset by a decline in gross profits in the government contracts segment, lower interest income and higher advanced technology expenses. On a diluted share basis, net income declined $0.02 per share in the six months ended June 30, 2009 compared to the corresponding period in 2008, reflecting the impact of the increased capitalization of interest on the calculation.
2009 Outlook
     Decisions we make during the next quarter will have an effect on advanced technology spending, capital spending, one-time costs related to employee layoffs and capital investments. These amounts are not currently known and therefore we have withdrawn our earlier guidance and are not able to provide a meaningful update to our earnings or cash flow guidance for 2009 at this time.
Liquidity and Capital Resources
     In July 2008, we applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing to complete the American Centrifuge Plant. Areva, a company majority owned by the French government, also applied for U.S. government guaranteed financing under this program for a proposed plant in the United States and its application is also being considered by DOE.
     In its press release on July 28, 2009, DOE encouraged us to withdraw our application for loan guarantee funding for ACP. DOE stated that “[t]his would allow USEC to work over the next 12-18 months to continue research, development, and testing to resolve the technology issues facing ACP without hurting the chances of USEC to secure approval for a loan guarantee in the future.” We strongly disagree with DOE’s statements and are pursuing further discussions with DOE regarding our loan guarantee application. However, we have initiated the process of demobilizing the project as we evaluate our strategic options for the future of the project. This evaluation will include reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing approaches, and the cost and feasibility of demobilizing and remobilizing at a later date.
     In February 2009, we initiated steps to conserve cash and reduce the planned escalation of project construction and machine manufacturing activities. We will further reduce project spending as a result of the demobilization steps announced on July 28, 2009. Based on our reduced rate of project spending and anticipated demobilization costs and other anticipated cash needs and without a DOE loan guarantee or other financing, we anticipate that our cash, expected internally generated cash flow from operations, expected receipt of approximately $70 million, pre tax, resulting from the settlement of a trade case, and available borrowings under our revolving credit facility, are sufficient to meet our cash needs for at least 12 months. However, additional funds may be necessary sooner than we currently anticipate if we are not successful in our efforts to reduce spending and conserve cash or in the event of unanticipated payments to suppliers, increases in financial assurance, delays in the payment of amounts we expect to receive from monies deposited by importers of French LEU, or any shortfall in our estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses.

     We believe the output from the Paducah GDP provides a meaningful source of operational cash flow and we have the flexibility to extend Paducah GDP operations as part of any alternative planning we may evaluate going forward.
     The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended
	June 30,
	2009	2008
Net Cash Provided by (Used in) Operating Activities	$221.7	$(170.0)
Net Cash (Used in) Investing Activities	(296.0)	(199.4)
Net Cash (Used in) Financing Activities	(96.5)	(12.9)

Net (Decrease) in Cash and Cash Equivalents	$(170.8)	$(382.3)

     Operating Activities
     Results of operations in the six months ended June 30, 2009 contributed $15.2 million to cash flow and $14.7 million in non-cash adjustments for depreciation and amortization. Payables under the Russian Contract increased $136.7 million in the six months ended June 30, 2009, due to the timing of deliveries, representing additions to inventory that did not require a cash outlay. Overall, inventories declined $109.7 million in the current period, representing a monetization of inventory built up in the prior year. The cash impact is partially delayed by an increase in accounts receivable of $77.3 million.
     Investing Activities
     Capital expenditures were $257.8 million in the six months ended June 30, 2009, compared with $199.4 million in the corresponding period in 2008. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. Cash deposits of $38.2 million were made in the six months ended June 30, 2009 as collateral for surety bonds in connection with financial assurance requirements for the American Centrifuge Plant.
     Financing Activities
     We repaid the remaining principal balance of the 6.75% senior notes of $95.7 million on the scheduled maturity date of January 20, 2009 with available cash. There was no borrowing under the $400.0 million revolving credit facility as of June 30, 2009 or during the six-month period.
     There were 123.3 million shares of common stock outstanding at both June 30, 2009 and December 31, 2008.

     Working Capital

	June 30,	December 31,
	2009	2008
	(millions)
Cash and cash equivalents	$77.7	$248.5
Accounts receivable	231.4	154.1
Inventories, net	992.0	1,101.7
Current portion of long-term debt	—	(95.7)
Other current assets and liabilities, net	(347.3)	(234.3)

Working capital	$953.8	$1,174.3

     The decline in working capital of $220.5 million reflects cash used for capitalized expenditures associated with the American Centrifuge Plant and deposits for surety bonds.
     Capital Structure and Financial Resources
     At June 30, 2009, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. Financing costs of $14.3 million related to the convertible notes were deferred and are being amortized over the life of the debt. Unamortized financing costs were $11.0 million at June 30, 2009. Our debt to total capitalization ratio was 33% at June 30, 2009 and 37% at December 31, 2008.
     In August 2005, we entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and our subsidiaries. The credit facility will mature on August 18, 2010, and we are planning to pursue an extension or renewal of the facility and to explore other options to support working capital and financial assurance requirements. The credit facility is available to finance working capital needs and fund capital programs, including the American Centrifuge project. Financing costs totaling $3.8 million to obtain and amend the credit facility were deferred and are being amortized over the life of the facility. Unamortized financing costs were $0.9 million at June 30, 2009.
     A subsidiary of CIT Group Inc. (“CIT”) is a lender under USEC’s $400 million revolving credit agreement, holding approximately $48.3 million or 12.1% of the facility. On July 20, 2009, CIT announced that it entered into a $3 billion loan facility provided by a group of its major bondholders. CIT further announced that it intends to commence a comprehensive restructuring of its liabilities to provide additional liquidity and further strengthen its capital position. We will continue to monitor CIT’s situation and evaluate any potential impacts to our credit facility.
     Utilization of the revolving credit facility at June 30, 2009 and December 31, 2008 follows:

	June 30,	December 31,
	2009	2008
	(millions)
Short-term borrowings	$—	$—
Letters of credit	30.3	48.0
Available credit	365.0	343.0
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of June 30, 2009, we were in compliance with all of the covenants.
     On July 29, 2009, Standard & Poor’s placed its credit ratings on USEC on “CreditWatch” with negative implications, and Moody’s assigned an initial rating of Caa1 to USEC’s 3.0% convertible senior notes and placed its ratings on USEC under review for possible downgrade. Our current credit ratings are as follows:

	Standard & Poor’s	Moody’s
Corporate credit/family rating	B-	B3
3.0% convertible senior notes	CCC	Caa1
Outlook	Watch Neg	Rating Under Review

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

	Financial Assurance		Long-Term Liability
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
Depleted uranium disposition	$232.0	$232.0	$143.0	$119.5
Decontamination and decommissioning of American Centrifuge	114.2	57.7	20.6	13.7
Other financial assurance	5.2	22.9

Total financial assurance	$351.4	$312.6

Letters of credit	30.3	48.0
Surety bonds	321.1	264.6

Cash collateral deposit for surety bonds	$173.7	$135.1
     The amount of financial assurance needed in the future for depleted uranium disposition is anticipated to increase by an estimated $35 to $45 million per year depending on Paducah GDP production volumes and the estimated unit disposition cost defined by the NRC requirement.
     The amount of financial assurance needed for D&D of the American Centrifuge Plant is dependent on construction progress and cost projections. USEC has initiated steps to demobilize the American Centrifuge project. The projected impact of the demobilization on the timing and amount of financial assurance requirements has not been determined.
     Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the credit facility, the surety bonds as discussed above and certain contractual commitments disclosed in our 2008 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at June 30, 2009 or December 31, 2008.
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The implementation of SFAS No. 157 did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires that the fair value disclosures required for financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. FSP 107-1 requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. FSP 107-1 is effective for the quarter ended June 30, 2009, and the implementation of FSP 107-1 did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009, and the implementation of SFAS No. 165 did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for USEC beginning with the quarter ending September 30, 2009. The FASB has stated that SFAS No. 168 does not change GAAP and we do not believe it will have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     At June 30, 2009, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has not entered into financial instruments for trading purposes. At June 30, 2009, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $575.0 million. The fair value of the convertible notes, based on the most recent trading price, was $372.3 million.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     Reference is made to information regarding (a) a settlement agreement involving USEC and Eurodif, S.A. and (b) the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contracts with the U.S. Department of Energy for the supply of cold standby and other services at the Portsmouth GDP, reported in note 10 to the consolidated condensed financial statements.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Second Quarter 2009 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs
April 1 — April 30	793	$3.72	—	—
May 1 — May 31	2,849	$7.01	—	—
June 1 — June 30	—	—	—	—

Total	3,642	$6.30	—	—

(1)	These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 3,642 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 4. Submission of Matters to a Vote of Security Holders
     USEC held its annual meeting of shareholders on April 30, 2009. As of the record date, March 6, 2009, there were 111.3 million shares of common stock outstanding and entitled to vote. 82.5% of those shares were represented at the annual meeting.
     A board of ten directors (listed below) was elected at the annual meeting. Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified. There were no abstentions or broker non-votes. The number of votes cast for and withheld follows (in millions):

	For	Withheld
James R. Mellor, Chairman	89.0	2.9
Michael H. Armacost	89.3	2.6
Joyce F. Brown	86.2	5.7
Joseph T. Doyle	87.0	4.9
H. William Habermeyer	86.9	5.0
John R. Hall	86.1	5.8
William J. Madia	89.0	2.9
W. Henson Moore	89.4	2.5
Joseph F. Paquette, Jr.	89.3	2.6
John K. Welch	89.3	2.6
     The following items were also voted on at the annual meeting (in millions):

			Broker
	For	Against	Non-votes	Abstain
Approval of the proposed USEC Inc. 2009 Equity Incentive Plan	43.5	14.5	33.5	0.5

Approval of the proposed USEC Inc. 2009 Employee Stock Purchase Plan	54.4	3.5	33.5	0.4

Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2009	90.2	1.0	—	0.7

Item 6.	Exhibits
10.1	Settlement Agreement dated May 15, 2009 between Eurodif S.A., AREVA NC, and AREVA NC Inc., respondents, and USEC Inc. and United States Enrichment Corporation, petitioners. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.2	Summary Sheet for 2009 Non-Employee Director Compensation.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.
July 31, 2009	By /s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Settlement Agreement dated May 15, 2009 between Eurodif S.A., AREVA NC, and AREVA NC Inc., respondents, and USEC Inc. and United States Enrichment Corporation, petitioners. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.2	Summary Sheet for 2009 Non-Employee Director Compensation.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.