Form 10-Q
period 2009-09-30
USEC INC
filed 2009-11-03
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     As of October 15, 2009, there were 112,601,219 shares of Common Stock issued and outstanding.

     This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” — that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the deployment of the American Centrifuge technology, including risks related to performance, cost, schedule and financing; our success in obtaining a loan guarantee for the American Centrifuge Plant, including our ability to address the technical and financial concerns raised by DOE; our ability to renew our revolving credit facility on reasonable terms; the impact of the demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project and the potential for termination of the project; the outcome of discussions with DOE regarding milestones under the June 2002 DOE-USEC Agreement related to the deployment of the American Centrifuge technology; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under most existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; delays in U.S. government actions needed for us to collect money from antidumping duties deposited by importers of French low enriched uranium on past imports of French low enriched uranium in connection with trade measures imposed on such imports; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, or limitations on our ability to compete for, our existing or other potential contracts with the U.S. government and changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our pension assets and credit and insurance facilities; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$69.3	$248.5
Accounts receivable	164.7	154.1
Inventories	1,435.0	1,231.9
Deferred income taxes	45.3	67.9
Other current assets	227.9	188.3

Total Current Assets	1,942.2	1,890.7
Property, Plant and Equipment, net	1,063.5	736.1
Other Long-Term Assets
Deferred income taxes	293.0	273.3
Deposits for surety bonds	173.8	135.1
Bond financing costs, net	10.5	12.0
Goodwill	6.8	6.8
Other long-term assets	2.0	1.3

Total Other Long-Term Assets	486.1	428.5

Total Assets	$3,491.8	$3,055.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$95.7
Accounts payable and accrued liabilities	153.4	172.3
Payables under Russian Contract	154.9	121.5
Inventories owed to customers and suppliers	546.0	130.2
Deferred revenue and advances from customers	230.8	196.7

Total Current Liabilities	1,085.1	716.4
Long-Term Debt	575.0	575.0
Other Long-Term Liabilities
Depleted uranium disposition	147.8	119.5
Postretirement health and life benefit obligations	174.8	168.1
Pension benefit liabilities	225.5	223.1
Other liabilities	99.0	90.8

Total Other Long-Term Liabilities	647.1	601.5
Commitments and Contingencies (Note 11)
Stockholders’ Equity	1,184.6	1,162.4

Total Liabilities and Stockholders’ Equity	$3,491.8	$3,055.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Separative work units	$467.0	$490.4	$1,266.2	$861.2
Uranium	26.2	49.2	150.2	154.5
U.S. government contracts and other	56.1	50.8	152.8	167.0

Total revenue	549.3	590.4	1,569.2	1,182.7
Cost of sales:
Separative work units and uranium	461.3	498.0	1,268.1	894.2
U.S. government contracts and other	48.8	44.0	142.3	137.8

Total cost of sales	510.1	542.0	1,410.4	1,032.0

Gross profit	39.2	48.4	158.8	150.7
Special charge for workforce reduction	2.5	—	2.5	—
Advanced technology costs	31.7	29.1	93.8	81.2
Selling, general and administrative	14.0	12.4	45.1	40.7

Operating income (loss)	(9.0)	6.9	17.4	28.8
Interest expense	0.2	4.0	1.0	15.5
Interest (income)	(0.2)	(4.5)	(1.2)	(21.3)

Income (loss) before income taxes	(9.0)	7.4	17.6	34.6
Provision (benefit) for income taxes	(2.8)	(1.0)	8.6	11.0

Net income (loss)	$(6.2)	$8.4	$9.0	$23.6

Net income (loss) per share — basic	$(.06)	$.08	$.08	$.21
Net income (loss) per share — diluted	$(.06)	$.06	$.06	$.18
Weighted-average number of shares outstanding:
Basic	111.8	110.8	111.3	110.5
Diluted	111.8	158.9	160.0	158.7
See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$9.0	$23.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23.2	27.6
Deferred income taxes	(0.1)	(11.7)
Changes in operating assets and liabilities:
Accounts receivable — (increase) decrease	(10.6)	6.5
Inventories — (increase) decrease	212.7	(219.8)
Payables under Russian Contract — increase (decrease)	33.4	(2.4)
Deferred revenue, net of deferred costs — increase (decrease)	(26.4)	14.8
Accrued depleted uranium disposition	28.3	15.4
Accounts payable and other liabilities — increase (decrease)	22.9	(17.7)
Other, net	27.0	(20.5)

Net Cash Provided by (Used in) Operating Activities	319.4	(184.2)

Cash Flows Used in Investing Activities
Capital expenditures	(363.2)	(309.2)
Deposits for surety bonds	(38.2)	(10.3)

Net Cash (Used in) Investing Activities	(401.4)	(319.5)

Cash Flows Used in Financing Activities
Borrowings under credit facility	—	48.3
Repayments under credit facility	—	(48.3)
Repayment and repurchases of senior notes	(95.7)	(23.6)
Payments for deferred financing costs	(0.7)	—
Common stock issued (purchased), net	(0.8)	(0.2)

Net Cash (Used in) Financing Activities	(97.2)	(23.8)

Net (Decrease)	(179.2)	(527.5)
Cash and Cash Equivalents at Beginning of Period	248.5	886.1

Cash and Cash Equivalents at End of Period	$69.3	$358.6

Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$5.6	$11.3
Income taxes paid	5.3	49.2
See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     The unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. The preparation of the financial statements included an evaluation of events that occurred subsequent to September 30, 2009 through the date of issuance of November 3, 2009.
     Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2008.
     New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standard addressing fair value measurements. This standard clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. This standard is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The implementation of this standard did not have a material impact on USEC’s consolidated financial statements.
     In April 2009, the FASB issued accounting guidance requiring fair value disclosures for financial instruments in interim financial statements. The implementation of this requirement beginning in the quarter ended June 30, 2009 did not have an impact on USEC’s consolidated financial statements.
     In May 2009, the FASB issued an accounting standard related to the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The implementation of this standard beginning in the quarter ended June 30, 2009 did not have an impact on USEC’s consolidated financial statements other than the disclosure of the date through which subsequent events are evaluated, which is the date the financial statements are issued.
     In June 2009, the FASB issued an accounting standard titled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” Effective July 1, 2009, this standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. There was no impact of implementing this standard on USEC’s consolidated financial statements other than the descriptions of accounting standards.

2. INVENTORIES

	September 30,	December 31,
	2009	2008
	(millions)
Current assets:
Separative work units	$918.4	$813.0
Uranium	500.3	402.1
Materials and supplies	16.3	16.8

	1,435.0	1,231.9

Current liabilities:
Inventories owed to customers and suppliers	(546.0)	(130.2)

Inventories, net	$889.0	$1,101.7

     Inventories Owed to Customers and Suppliers
     Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of low enriched uranium (“LEU”). In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Uranium provided by customers for which title passed to USEC is recorded on the balance sheet at estimated fair values of $0.2 million at September 30, 2009 and $1.6 million at December 31, 2008.
     Additionally, USEC owed separative work units (“SWU”) and uranium inventories to fabricators with a cost totaling $545.8 million at September 30, 2009 and $128.6 million at December 31, 2008. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. USEC’s balances of SWU and uranium on a fabricator’s books vary over time based on the timing and size of the fabricator’s LEU orders from USEC. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.
     Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $2.8 billion at September 30, 2009, and $3.8 billion at December 31, 2008, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 16% decline in the uranium spot price indicator and a 10% decline in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

3. PROPERTY, PLANT AND EQUIPMENT
     A summary of changes in property, plant and equipment follows (in millions):

		Capital	Transfers
	December 31,	Expenditures	and	September 30,
	2008	(Depreciation)	Retirements	2009
Construction work in progress	$617.5	$346.5	$(24.4)	$939.6
Leasehold improvements	176.8	—	4.5	181.3
Machinery and equipment	234.3	1.2	19.3	254.8

	1,028.6	347.7	(0.6)	1,375.7

Accumulated depreciation and amortization	(292.5)	(20.3)	0.6	(312.2)

	$736.1	$327.4	$—	$1,063.5

     Capital expenditures include items in accounts payable and accrued liabilities at September 30, 2009 for which cash is paid in the following period.
     USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP, which is primarily included in the construction work in progress balance, totaled $940.3 million at September 30, 2009 and $601.8 million at December 31, 2008. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at September 30, 2009 and $13.0 million at December 31, 2008.
     As described in note 11 under “American Centrifuge Plant — Project Funding”, USEC has begun demobilizing the American Centrifuge project as it evaluates strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. In parallel, USEC continues its centrifuge testing program and its development efforts. Based on a probability-weighted analysis, USEC believes that future cash flows from the ACP will exceed its capital investment. Since USEC believes its capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time.
4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	September 30,	December 31,
	2009	2008
	(millions)
Deferred revenue	$230.4	$196.3
Advances from customers	0.4	0.4

	$230.8	$196.7

     Related costs associated with deferred revenue, reported in other current assets, totaled $171.9 million at September 30, 2009 and $111.4 million at December 31, 2008.

5. DEBT
     The balance sheet carrying amounts and estimated fair values of USEC’s long-term debt, including current maturities, follow (in millions):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.0% convertible senior notes, due October 1, 2014	$575.0	$399.6	$575.0	$207.0
6.75% senior notes, due January 20, 2009	—	—	95.7	94.9

	$575.0	$399.6	$670.7	$301.9

     The 3.0% convertible senior notes, issued in September 2007, bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008. The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date. The notes were not eligible for conversion to common stock as of September 30, 2009 or December 31, 2008.
     USEC repaid the remaining balance of the 6.75% senior notes amounting to $95.7 million on the scheduled maturity date of January 20, 2009. At December 31, 2008, the fair value of the senior notes was calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities.
     In August 2005, USEC entered into a five-year, syndicated bank credit facility that matures on August 18, 2010, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and its subsidiaries. There were no short-term borrowings under the revolving credit facility at September 30, 2009 or December 31, 2008. Letters of credit issued under the facility amounted to $42.3 million at September 30, 2009 and $48.0 million at December 31, 2008. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit under the facility after letters of credit outstanding was $357.7 million at September 30, 2009 and $343.0 million at December 31, 2008.
6. STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows (in millions, except per share data):

	Common				Accumulated
	Stock,	Excess of			Other
	Par Value	Capital			Compre-	Total	Compre-
	$.10 per	over	Retained	Treasury	hensive	Stockholders’	hensive
	Share	Par Value	Earnings	Stock	Income (Loss)	Equity	Income
Balance at December 31, 2008	$12.3	$1,184.2	$263.9	$(84.1)	$(213.9)	$1,162.4

Restricted and other stock issued, net	—	(6.0)	—	12.2	—	6.2	—

Amortization of actuarial losses and prior service costs (credits), net of income tax of $3.0 million	—	—	—	—	7.0	7.0	7.0

Net income	—	—	9.0	—	—	9.0	9.0

Balance at September 30, 2009	$12.3	$1,178.2	$272.9	$(71.9)	$(206.9)	$1,184.6	$16.0

     Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 7.

7. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     The components of net benefit costs (income) for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service costs	$4.7	$4.3	$14.0	$13.0	$1.2	$1.1	$3.5	$3.3
Interest costs	11.9	11.5	35.7	34.3	3.2	3.0	9.5	9.1
Expected return on plan assets (gains)	(10.6)	(15.3)	(31.9)	(46.0)	(0.8)	(1.3)	(2.3)	(3.9)
Amortization of prior service costs (credits)	0.4	0.4	1.2	1.3	(3.6)	(3.6)	(10.8)	(10.8)
Amortization of actuarial losses	6.0	0.1	18.0	0.4	1.0	0.2	3.1	0.5

Net benefit costs (income)	$12.4	$1.0	$37.0	$3.0	$1.0	$(0.6)	$3.0	$(1.8)

     USEC expects total cash contributions to the plans in 2009 will be as follows: $22.1 million for the defined benefit pension plans and $5.8 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of September 30, 2009 were $16.9 million and $4.1 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.
     In resolution of an outstanding issue with the United Steel Workers regarding the loss of company service credit for certain of its members during a 2003 work stoppage at the Paducah gaseous diffusion plant (“GDP”), effective July 1, 2009, USEC’s subsidiary United States Enrichment Corporation amended its defined benefit pension and postretirement health and life benefit plans in order to provide additional company service credit for these affected participants. As a result, postretirement health and life benefit liabilities increased by a total of approximately $1.5 million, of which approximately $0.2 million was recognized as an expense in the three months ended September 30, 2009.

8. STOCK-BASED COMPENSATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$1.4	$1.0	$6.0	$4.6
Stock options, performance awards and other	0.3	0.2	1.3	1.0
Less: costs capitalized as part of inventory	—	—	(0.2)	(0.2)

Expense included in selling, general and administrative	$1.7	$1.2	$7.1	$5.4

Total after-tax expense	$1.1	$0.8	$4.6	$3.5

     There were no stock options exercised in the nine months ended September 30, 2009 or the nine months ended September 30, 2008.
     Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no options granted in the three months ended September 30, 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.45%	—	1.40-1.45%	1.84-2.62%
Expected dividend yield	—	—	—	—
Expected volatility	72%	—	65-72%	50-56%
Expected option life	4.0 years	—	3.8-4.0 years	3.5 years
Weighted-average grant date fair value	$2.71	—	$1.82	$2.23
Options granted	16,042	0	1,107,342	817,642
     As of September 30, 2009, there was $8.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $6.9 million relates to restricted shares and restricted stock units, and $2.0 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008	2009	2008
	(in millions)
Numerator:
Net income (loss)	$(6.2)		$8.4	$9.0	$23.6
Net interest expense on convertible notes (a)	(b	)	1.4	0.2	5.6

Net income if-converted	$(6.2)		$9.8	$9.2	$29.2

Denominator:
Weighted average common shares	113.3		111.6	112.8	111.3
Less: Weighted average unvested restricted stock	1.5		0.8	1.5	0.8

Denominator for basic calculation	111.8		110.8	111.3	110.5

Weighted average effect of dilutive securities:
Convertible notes	(b	)	48.1	48.1	48.1
Stock compensation awards	(b	)	—	0.6	0.1

Denominator for diluted calculation	111.8		158.9	160.0	158.7

Net income (loss) per share — basic	$(.06)		$.08	$.08	$.21

Net income (loss) per share — diluted	$(.06	)(b)	$.06	$.06	$.18

(a)	Interest expense on convertible notes net of amount capitalized and net of tax.

(b)	No dilutive effect of convertible notes or stock compensation awards is recognized in a period in which a net loss has occurred. Net interest expense on convertible notes was less than $0.1 million in the three months ended September 30, 2009, and the weighted average number of shares for the convertible notes and stock compensation awards was 48.1 million and 0.6 million, respectively.
     Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Options excluded from diluted earnings per share	1.9	2.0	1.9	1.2
Exercise price of excluded options	$5.00 to $16.90	$5.86 to $16.90	$5.23 to $16.90	$6.18 to $16.90

10. WORKFORCE REDUCTION
     On August 4, 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application for the ACP. As a result, USEC has begun demobilizing the American Centrifuge project in order to preserve liquidity as it evaluates the strategic options for the future of the project. As part of this demobilization, on September 18, 2009, USEC provided notice that it would be terminating the employment of approximately 120 USEC employees involved in the American Centrifuge project. A workforce reduction of 93 employees was substantially completed by September 23, 2009, and another 25 employees were reassigned. A special charge of $2.5 million was incurred in the three months ended September 30, 2009 for one-time termination benefits consisting of severance payments and short-term health care coverage. Related cash expenditures are expected primarily in the fourth quarter of 2009.
11. COMMITMENTS AND CONTINGENCIES
American Centrifuge Plant
     Project Funding
     The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the Loan Guarantee Program on June 30, 2008 and in July 2008, USEC applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing for the ACP. Areva, a company majority owned by the French government, also applied for U.S. government guaranteed financing under this program for a proposed plant in the United States and its application is also being considered by DOE.
     Subsequent to a request by DOE that USEC withdraw its application, on August 4, 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application for the ACP until at least early 2010. DOE has raised technical and financial concerns and risks with respect to USEC’s loan guarantee application and USEC is working to address these issues. As a result, USEC has begun demobilizing the American Centrifuge project in order to preserve liquidity as it evaluates the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date.
     Milestones under the 2002 DOE-USEC Agreement
     In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the ACP. Four milestones remain relating to the financing and operation of the ACP. These milestones were amended in January 2009 to replace milestones that were not aligned with USEC’s deployment schedule for the ACP. The first of the four remaining milestones requires that USEC secure firm financing commitment(s) by November 2009 for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year.
     USEC previously disclosed and communicated to DOE at the time the milestones were amended that its ability to meet the remaining milestones was dependent on USEC obtaining a commitment for a loan guarantee from DOE in the timeframe needed with funding being available shortly thereafter. As a result of the project demobilization described above, USEC does not expect to be able to meet the November 2009 financing milestone or subsequent milestones related to commercial plant operations. Although USEC is still assessing the impact of the delay on the project schedule, by letter dated September 10, 2009, USEC requested a modification to the 2002 DOE-USEC Agreement to extend the remaining milestones under the agreement for one year. By letter dated October 2, 2009, DOE responded that it is necessary to follow the process under the 2002 DOE-USEC Agreement to create a clear record for decision. That process involves USEC providing additional information and explanation to DOE and a DOE determination with respect to compliance with the milestone date(s), the impact on USEC’s ability to begin commercial operations on schedule, and whether the delay was beyond USEC’s control and without its fault or negligence. In its October 2, 2009 letter, DOE noted that it was open to conducting an expedited process with an eye toward extending the current milestones, creating new ones as may be appropriate, and discussing any other contractual issues. This process and discussions with DOE are underway.
     The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC’s ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC’s control or was due to USEC’s fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer its rights in the American Centrifuge technology and facilities to DOE, and requiring USEC to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole U.S. Executive Agent under the Megatons-to-Megawatts program, which if such recommendation led to a U.S. government decision to remove USEC as sole Executive Agent, could reduce or terminate USEC’s access to Russian LEU in future years, subject to rights granted to USEC under a 1997 memorandum of agreement between USEC and the U.S. government to continue to purchase Russian SWU at prices, in quantities and under terms previously agreed with the Russian executive agent. Any of these actions could have a material adverse impact on USEC’s business.
     The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs which would affect USEC’s ability to meet a milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event.
     USEC’s right to continue operating the Paducah GDP under its lease with DOE is not subject to meeting the ACP milestones.
Legal Matters
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract. USEC responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby contract and two other cost-type contracts, again potentially in violation of the FCA. USEC has responded to these assertions and has provided several follow-up responses to DOJ and DOE in response to their requests for additional data and analysis. USEC believes that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. USEC intends to defend vigorously any FCA or related claim that might be asserted against it. As part of USEC’s continuing discussions with DOJ, USEC and DOJ have agreed several times to extend the statute of limitations for this matter, most recently to December 16, 2009.
     Settlement Regarding U.S. Government Investigation of LEU Imports from France
     On May 15, 2009, USEC and its subsidiary United States Enrichment Corporation entered into a settlement agreement with Eurodif S.A. and its affiliates, AREVA NC and AREVA NC Inc. The agreement settled several pending appeals and administrative proceedings arising from an antidumping order imposed on imports of French LEU by the U.S. Department of Commerce (“DOC”) in 2002.
     Under the terms of the settlement agreement, the parties immediately withdrew or requested dismissal of all pending appeals and DOC proceedings. This brought to an end all litigation and administrative proceedings regarding DOC’s 2002 antidumping duty order, which is now expected to remain in place until at least the next five-year “sunset” review in 2012. The conclusion of this litigation allows the U.S. government to finalize the amount of duties owed on imports of French LEU subject to that trade case under provisions of U.S. law, commonly known as the Byrd Amendment. USEC, as an affected domestic producer, can seek recoveries from the antidumping duties collected on covered imports through September 2007 and USEC has filed claims for the appropriate periods. Under the terms of the settlement agreement, USEC is expected to realize approximately $70 million (pretax) from U.S. government distributions of estimated duties deposited by Eurodif S.A. or its affiliates. The funds are expected to be received no earlier than December 2009. The pace of distributions of these funds to USEC is dependent upon U.S. government action to liquidate customs entries made by importers when the French LEU was imported. Liquidation was not possible until the trade litigation was settled. USEC will recognize a gain in the statement of income when receipt is reasonably assured from the U.S. government. The settlement agreement also provides for purchases of SWU by Eurodif in 2009 and 2010 from USEC.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(millions)
Revenue
LEU segment:
Separative work units	$467.0	$490.4	$1,266.2	$861.2
Uranium	26.2	49.2	150.2	154.5

	493.2	539.6	1,416.4	1,015.7
U.S. government contracts segment	56.1	50.8	152.8	167.0

	$549.3	$590.4	$1,569.2	$1,182.7

Segment Gross Profit
LEU segment	$31.9	$41.6	$148.3	$121.5
U.S. government contracts segment	7.3	6.8	10.5	29.2

Gross profit	39.2	48.4	158.8	150.7
Special charge	2.5	—	2.5	—
Advanced technology costs	31.7	29.1	93.8	81.2
Selling, general and administrative	14.0	12.4	45.1	40.7

Operating income (loss)	(9.0)	6.9	17.4	28.8
Interest expense (income), net	—	(0.5)	(0.2)	(5.8)

Income (loss) before income taxes	$(9.0)	$7.4	$17.6	$34.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties included in Part II, Item 1A of this report and in the annual report on Form 10-K for the year ended December 31, 2008.
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
     The Paducah GDP requires a large amount of electric power, and prices for electricity and related fuel have been very volatile during the past year. During non-summer months of 2009, we expect to purchase power from TVA at a level of approximately 2,000 megawatts. We have a fixed-price contract that sets the base price for most of the power we purchase, but our costs fluctuate above or below the base contract price based on fuel and purchased power costs incurred by TVA. This fuel cost adjustment increased our power cost over the base contract price by about 7% in the first nine months of 2009, compared to 15% in 2008 and 8% in 2007. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. Volatility in power prices and TVA’s cost of fuel continue, which results in uncertainty in our financial projections.

     Our View of the Business Today
     The existing international fleet of approximately 440 operating nuclear power reactors provides the nuclear fuel industry with steady demand for enriched uranium. In addition, the nuclear power industry has entered a period of new construction. Approximately 50 reactors are under construction today in 13 countries and approximately two dozen reactors have been proposed in the United States. This attractive and growing market for nuclear fuel provides the business case for our investment in the American Centrifuge technology. We have been developing this technology and preparing to build a commercial plant for several years. In August 2008, we applied for $2 billion in financing from the DOE Loan Guarantee program to finance this commercial plant. However, we experienced a setback in the third quarter with the decision by DOE not to proceed with our loan guarantee application and our subsequent agreement with them to delay a final review of our application until at least early 2010. We have begun demobilizing the project and this will increase the cost of the project and cost jobs, two outcomes we wanted to avoid. DOE has raised several issues with respect to our loan guarantee application, both financial and technical, and we are working to address these issues. Our efforts to address DOE’s concerns are focused on:
•	Completing our review of our quality assurance program and implementing corrective actions as needed;

•	Startup and operations of the AC100 lead cascade testing program in early 2010 using the upgraded production machines to improve DOE’s confidence in the machines’ reliability through consistent operation;

•	Maintaining and demonstrating centrifuge machine manufacturing capability, and;

•	Establishing a revised baseline cost and schedule for the project, taking into account the demobilization and remobilization costs and associated delays.
     Financing for the ACP is uncertain and continues to be dependent upon our ability to obtain a loan guarantee from DOE. More detail is provided below in “Overview—American Centrifuge Plant Update.” We believe that preserving the value of our substantial investment in the American Centrifuge technology is important to enhancing long-term shareholder value, and so we are continuing to invest in certain activities as we work to address DOE’s concerns and determine the most cost-effective deployment plan.
     We are looking at our options with respect to extending the operations of the Paducah GDP. We previously extended our lease of the Paducah GDP through June 2016 and have renewal rights thereafter. We are exploring power purchases beyond the expiration of our current power contract in 2012, with power prices being the biggest driver in the economics of continued Paducah GDP operations.
     We also continue to focus on our government services business. We are in discussions with DOE regarding $150 million to $200 million of accelerated clean up efforts at the Portsmouth GDP in government fiscal year 2010 which started October 1, 2009. More detail is provided below in “Overview — Revenue from U.S. Government Contracts.”
     We have retained a financial advisor to explore strategic alternatives for the Company. We are considering all options, including a possible sale of the Company or other business combination transaction. There can be no assurance regarding the timing of or whether the Board of Directors will elect to pursue any of the strategic alternatives it may consider, or that any such alternatives if pursued will be consummated.

     American Centrifuge Plant Update
     We have been developing and demonstrating a highly efficient uranium enrichment gas centrifuge technology that we call the American Centrifuge. We have a construction and operating license issued by the U.S. Nuclear Regulatory Commission (“NRC”) and have been deploying this technology since May 2007 in the American Centrifuge Plant (“ACP”) being built in Piketon, Ohio. As of September 30, 2009 we had spent approximately $1.6 billion on the ACP and had operated centrifuges as part of our Lead Cascade test program for approximately 275,000 machine hours, giving us the data and expertise to begin the transition to commercial operation. We had also secured customer commitments to purchase over half of the initial, planned output of the ACP. However, we need additional financing to complete the plant and the timing and availability of that financing is uncertain.
     The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the Loan Guarantee Program on June 30, 2008 and in July 2008, we applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing for the ACP. Areva, a company majority owned by the French government, also applied for U.S. government guaranteed financing under this program for a proposed plant in the United States and its application is also being considered by DOE. During the first quarter of 2009, we began steps to conserve cash and reduced the planned escalation of project construction and machine manufacturing activities until we gained greater clarity on potential funding for the project through the DOE Loan Guarantee Program.
     On August 4, 2009, subsequent to a request by DOE that we withdraw our application, DOE and USEC announced an agreement to delay a final review of our loan guarantee application for the ACP until at least early 2010. As a result, we have begun to demobilize the American Centrifuge project in order to preserve liquidity as we evaluate the strategic options for the future of the project. In parallel, we are continuing American Centrifuge demonstration activities, evaluating how best to configure the project on a go-forward basis, and seeking to reduce technical and financial risk for the project. We continue to believe in the American Centrifuge technology and we are working to address the issues that concerned DOE so that we will be in a position to update our application in the first half of 2010.
     Since August 2009, over 1,300 project jobs have been lost as a result of the demobilization, including approximately 120 jobs at USEC and the remainder from direct jobs at our suppliers. Several thousand indirect jobs have also been affected. Job losses have occurred in eight states, with Ohio and Tennessee having the largest job losses.
     Construction work on the plant infrastructure and finalizing the balance-of-plant design ceased in August. However, we continue to incur costs associated with demobilization including procurement of materials under existing contractual obligations in accordance with reductions in the scope of work with our suppliers. The plant design work is approximately 80% complete and would be resumed following a decision to remobilize the project. Because we have delayed high-volume machine manufacturing, work at all of our strategic suppliers has been sharply reduced.
     USEC’s spending plan going forward for the project is still being developed. In the first nine months of 2009, our spend rate on the project was approximately $45 million per month. We expect to substantially reduce that spending level. We do not expect to see the full impact of recent spending reductions from project demobilization until the fourth quarter and beyond. We expect to set a spending level for the project for the next several months that will vary depending on available funds. DOE previously committed to provide $45 million to USEC over 18 months (with $30 million of that in Federal government fiscal year 2010) to support ongoing American Centrifuge technology demonstration activities. However, Congress did not provide the $30 million in funding for this activity in the recently completed Federal government fiscal 2010 energy and water appropriations conference report, and DOE in an October 15, 2009 press release stated that it does not see a path to providing the $30 million in funding at this time. USEC plans to work with DOE and Congress on alternative approaches for obtaining this funding, but the availability and timing of this funding are uncertain and this financing impacts the funding we have available to spend on the project.
     USEC is working with its strategic suppliers to maintain the manufacturing infrastructure developed over the last several years. We want the project to be in a position to be able to be ramped back up in the event of funding from the DOE Loan Guarantee Program. For example, should development funds become available in the near-term, we may build a limited number of additional AC100 production machines. This would further demonstrate the manufacturability of the AC100 design and validate the quality assurance improvements instituted in the assembly process. In order to accomplish the goal of having the core manufacturing base in place and ready to go, if funds were available, our suppliers would selectively continue to produce components for the AC100 production machine.
     To better integrate the process of building components and assembling the machines, USEC continues to work with B&W Technical Services Group, Inc. toward establishing a joint venture. B&W employees have been producing the classified components at USEC’s American Centrifuge Technology and Manufacturing Center in Oak Ridge, Tennessee. In May 2009, USEC and B&W entered into a non-binding memorandum of understanding to form a joint venture that will establish a single point of accountability to provide integrated manufacturing and assembly of the AC100 centrifuge machines. As envisioned in the memorandum of understanding, the joint venture would manage all aspects of manufacturing the AC100 machines, including supply chain management through the integration of all suppliers and subcontractors and the assembly of the machines at Piketon.
     As we seek the most cost-effective deployment plan, we are evaluating the scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. Based on the results of this evaluation of our strategic options for the future of the project, or in the event of a further delay or a decrease in the likelihood of obtaining DOE loan guarantee funding, or for other reasons, we may reduce spending and staffing on the project even further or might be forced to take other actions, including terminating the project.
     All of these efforts to continue deployment of the ACP remain subject to the uncertainty of our ability to obtain a DOE loan guarantee as well as the other risks related to the deployment of the ACP and the negative impact of delays or a termination of the ACP on our business and prospects described in the risk factors in Part II, Item 1A of this report and in Item 1A of our 2008 Annual Report on Form 10-K.
     Our near-term goals for the American Centrifuge project continue to include the following:
•	Successful start up of the AC100 Lead Cascade testing program in early 2010 using the upgraded production machines to improve DOE’s confidence in the machines’ reliability through consistent operation.

•	Manufacture a limited number of machines and maintain the manufacturing infrastructure so we can expand the number of machines in the Lead Cascade testing program and support potential remobilization.

•	Continue development efforts to further improve reliability of the AC100, increase the machine’s productivity as measured by SWU output and lower its capital cost per SWU through value engineering.

•	Reduce perceived project risk and take other steps to improve our financial structure.

•	Negotiate contracts with suppliers that can provide greater certainty of cost and schedule and develop a revised project plan.

•	Continue working with customers to enter into additional long-term contracts to build on the $3.4 billion in committed sales for the output from the ACP.
     USEC continues its Lead Cascade testing program in Piketon. The prototype centrifuges operating there for more than two years have accumulated approximately 275,000 machine hours. Data from this testing program has provided valuable assembly, operating and maintenance information, as well as operations experience for the American Centrifuge staff. The prototype machines continue to operate. During the quarter ended September 30, 2009, we determined that at least some of our AC100 production centrifuge machines that were being prepared for Lead Cascade testing were not assembled in full compliance with the specified drawings and procedures. We disassembled these machines and have begun reassembling the machines with improved components that were incorporated in the design finalized earlier this year. These enhanced machines are production-ready and would be deployed in the commercial plant. We subsequently enhanced procedures to ensure compliance with our quality assurance program for centrifuge component manufacturing and assembly. Ten of these machines are operating individually and we expect to restart Lead Cascade testing of approximately two dozen AC100 machines in early 2010.
     In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which we and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the ACP. Four milestones remain relating to the financing and operation of the ACP. These milestones were amended in January 2009 to replace milestones that were not aligned with our deployment schedule for the ACP. The first of the four remaining milestones requires that we secure firm financing commitment(s) by November 2009 for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year.
     USEC previously disclosed and communicated to DOE at the time the milestones were amended that our ability to meet the remaining milestones was dependent on our obtaining a commitment for a loan guarantee from DOE in the timeframe needed with funding being available shortly thereafter. USEC has begun demobilizing the American Centrifuge project and does not expect to be able to meet the November 2009 financing milestone or subsequent milestones related to commercial plant operations. The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs which would affect our ability to meet a milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event.
     Although USEC is still assessing the impact of the delay on the project schedule, by letter dated September 10, 2009, USEC requested a modification to the 2002 DOE-USEC Agreement to extend the remaining milestones under the agreement for one year. By letter dated October 2, 2009, DOE responded that it is necessary to follow the process under the 2002 DOE-USEC Agreement to create a clear record for decision. That process involves USEC providing additional information and explanation to DOE and a DOE determination with respect to compliance with the milestone date(s), the impact on USEC’s ability to begin commercial operations on schedule, and whether the delay was beyond USEC’s control and without its fault or negligence. In its October 2, 2009 letter, DOE noted that it was open to conducting an expedited process with an eye toward extending the current milestones, creating new ones as may be appropriate, and discussing any other contractual issues. This process and discussions with DOE are underway.
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
     Our revenues and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer demand is affected by, among other things, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average over $15 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle. Our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to modify, delay, suspend or shut down nuclear reactor operations within their jurisdictions.
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

	September 30,	December 31,	September 30,
	2009	2008	2008
Long-term SWU price indicator ($/SWU)	$165.00	$159.00	$159.00
UF6:
Long-term price composite ($/KgU)	181.59	195.15	208.21
Spot price indicator ($/KgU)	117.00	140.00	145.00
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
     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including a contract for maintenance of the Portsmouth GDP in cold shutdown. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations. DOE and USEC have periodically extended the Portsmouth GDP cold shutdown contract, most recently through December 31, 2009. DOE has announced its intention to negotiate a sole-source extension of the cold shutdown contract with USEC through September 30, 2010. To-date this extension has not yet been set forth in a definitive agreement that includes a specific statement of work and other contractual terms and conditions.
     Revenue from U.S. government contracts is based on allowable costs for work performed as determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”). Also refer to “DOE Contract Services Matter” in note 11 to the consolidated condensed financial statements. Revenue from the U.S. government contracts segment includes revenue from our subsidiary NAC International Inc. (“NAC”).
     We have finalized and submitted to DOE the incurred costs for Portsmouth and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008. At September 30, 2009, we had approximately $50 million in outstanding unbilled incurred costs with DOE. We consider these amounts properly owed for services performed for the benefit of DOE and have recognized most of this amount through revenue. However, these amounts have not yet been approved for billing and remain outstanding, subject to the DOE contracting officer’s approval and audit.
     At DOE’s request, DCAA evaluated our facilities utilization system and issued a report on September 24, 2009. The report recommended a re-evaluation of our facilities strategic plan and the elimination of certain facility space at the Portsmouth GDP that could be deemed as idle. The audit results pertained to the reasonableness of future costs and recommended actions which could be implemented as early as the first quarter of 2010. We do not believe these facilities should be deemed idle facilities under the contract. We believe these facilities are currently used as intended under the cold shutdown contract, primarily for the storage and protection of uranium, the performance of deposit removal, and other pre-decontamination and decommissioning (“D&D”) work under the contract. We are, however, discussing with DOE the schedule for de-leasing and returning facilities to DOE to facilitate future D&D work by DOE. We have historically provided surveillance and maintenance services for these facilities as part of our government services contract with DOE. Prior to DOE’s most recent extension of the contract, these activities were specifically required and were billed as a direct cost. Changes to the contract by DOE have resulted in these activities being billed as an indirect cost under the contract. DOE recently has raised the issue of the allocation of surveillance and maintenance costs to its contracts for the facilities leased by USEC at the Portsmouth GDP. While we believe these costs are properly allocated and that we will reach an acceptable resolution on this issue, failure to recover these costs would negatively impact the results of operations of the U.S. government contracts segment.
     In June 2009, DOE issued a request for proposals to perform D&D work at the Portsmouth GDP after the conclusion of our cold shutdown contract. On July 28, 2009, DOE announced it would expand and accelerate cleanup efforts for the Portsmouth GDP. As required by statute, on August 13, 2009, DOE notified Congress that it was in the public interest to proceed initially without using competitive procedures through use of the existing cold shutdown contract with USEC. DOE has indicated that USEC would serve as the cleanup contractor for the government fiscal year 2010 through a modification of the existing contract, but the last three years of the cleanup work would be competitively bid as part of a larger Portsmouth D&D contract. In October 2009, DOE issued its latest amendment to its request for proposals for D&D work at the Portsmouth GDP, requesting proposals to be submitted by November 13, 2009. Our participation in future D&D work at the Portsmouth GDP, including in response to DOE’s June 2009 request for proposals, is subject to resolving a potential organizational conflict of interest as described in Part II, Item 1A, “Risk Factors”, of this report.
     Although preliminary discussions have occurred with DOE relative to the additional DOE work scope to expand and accelerate the cleanup efforts at the Portsmouth GDP in government fiscal year 2010, a definitive agreement and scope of work have not been established. USEC anticipates, based on these preliminary discussions with DOE, that the scope of work will be similar to activities performed under the current cold shutdown contract with DOE.
     DOE has proposed paying for the accelerated cleanup work at the Portsmouth GDP in government fiscal year 2010, valued at $150 million to $200 million, through the transfer of excess government uranium to USEC, which USEC would then sell in the market to pay for the cost of the work. A similar approach would be used to pay the contractor selected to perform the expanded and accelerated cleanup work in the three years after government fiscal year 2010. U.S. uranium mining interests and others in the nuclear fuel industry, including USEC, have expressed concern that the substantial additional uranium supplies that will result from the use of uranium by DOE to pay the contractor selected to perform the expanded and accelerated work will overwhelm the normal market dynamics and have an adverse long-term effect on the U.S. nuclear fuel industry. The proposed volume of material to be introduced and the proposed rate of introduction could significantly depress current and future market prices, negatively impacting our sales of uranium. However, it is unclear whether DOE would have alternate sources of funding to support the cleanup. Therefore, the timing and scope of any contract work for expanded and accelerated clean up of the Portsmouth GDP is uncertain.
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
     We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70-75% of production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA that expires May 31, 2012. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased power costs, and related costs. The impact of the fuel cost adjustment has been negative for USEC, imposing an average increase over base contract prices of about 7% in the first nine months of 2009, compared to 15% in 2008 and 8% in 2007. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which is substantially influenced by coal and purchased power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the impact is uncertain given volatile energy prices.
     We store depleted uranium generated from our operations at the Paducah and Portsmouth GDPs and accrue estimated costs for its future disposition. We anticipate that we will send most or all of our depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth GDPs to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process our depleted uranium if we provided it to DOE for disposal. If we were to dispose of our depleted uranium in this way, we would be required to reimburse DOE for the related costs of disposing of our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that we generate and estimated processing, transportation and disposal costs. Our estimate of the unit disposal cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves, and was increased by 9% in the second quarter of 2009. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance (refer to “Liquidity and Capital Resources — Financial Assurance and Related Liabilities”). Our estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability, as well as financial assurance we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.
     Advanced Technology Costs — American Centrifuge
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
     Expenditures related to American Centrifuge technology for the nine months ended September 30, 2009 and 2008, as well as cumulative expenditures as of September 30, 2009, follow (in millions):

			Cumulative
	Nine Months Ended		as of
	September 30,		September 30,
	2009	2008	2009
Amount expensed (A)	$93.4	$80.0	$635.5
Amount capitalized (B)	327.2	319.5	996.2

Total ACP expenditures, including accruals (C)	$420.6	$399.5	$1,631.7

(A)	Expense included as part of Advanced Technology Costs.

(B)	Amounts capitalized as part of property, plant and equipment total $971.6 million as of September 30, 2009, including capitalized interest of $42.0 million. Prepayments to suppliers for services not yet performed totaled $24.6 million as of September 30, 2009.

(C)	Total expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes $23.2 million of accruals at September 30, 2009.
     Capitalized centrifuge costs are recorded in property, plant and equipment, primarily as part of construction work in progress. Of the costs capitalized to date, approximately 60% relate to the American Centrifuge Plant in Piketon, Ohio and 40% relate to machine manufacturing and assembly efforts primarily occurring in Oak Ridge, Tennessee. Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant, engineering activities, construction of AC100 centrifuge machines, process and support equipment, leasehold improvements and other costs directly associated with the commercial plant.
     In addition, included in other long-term assets are approximately $2.0 million for deferred financing costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

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
     As previously discussed under “— Overview — American Centrifuge Plant Update” we have begun demobilizing the American Centrifuge project as we evaluate the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. In parallel, we continue our centrifuge testing program and our development efforts. Based on a probability-weighted analysis, we believe that future cash flows from the ACP will exceed our capital investment. Since we believe our capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. We will continue to evaluate this assessment as conditions change.
     For a discussion regarding financing for the American Centrifuge project, see “Management’s Discussion and Analysis — Liquidity and Capital Resources.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Part II, Item 1A of this report and in Item 1A, “Risk Factors” of our 2008 Annual Report on Form 10-K.
     Advanced Technology Costs — MAGNASTOR™
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
Results of Operations — Three and Nine Months Ended September 30, 2009 and 2008
     Segment Information
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

     The following tables present elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended
	September 30,
	2009	2008	Change	%
LEU segment
Revenue:
SWU revenue	$467.0	$490.4	$(23.4)	(5)%
Uranium revenue	26.2	49.2	(23.0)	(47)%

Total	493.2	539.6	(46.4)	(9)%
Cost of sales	461.3	498.0	36.7	7%

Gross profit	$31.9	$41.6	$(9.7)	(23)%

U.S. government contracts segment
Revenue	$56.1	$50.8	$5.3	10%
Cost of sales	48.8	44.0	(4.8)	(11)%

Gross profit	$7.3	$6.8	$0.5	7%

Total
Revenue	$549.3	$590.4	$(41.1)	(7)%
Cost of sales	510.1	542.0	31.9	6%

Gross profit	$39.2	$48.4	$(9.2)	(19)%

	Nine Months Ended
	September 30,
	2009	2008	Change	%
LEU segment
Revenue:
SWU revenue	$1,266.2	$861.2	$405.0	47%
Uranium revenue	150.2	154.5	(4.3)	(3)%

Total	1,416.4	1,015.7	400.7	39%
Cost of sales	1,268.1	894.2	(373.9)	(42)%

Gross profit	$148.3	$121.5	$26.8	22%

U.S. government contracts segment
Revenue	$152.8	$167.0	$(14.2)	(9)%
Cost of sales	142.3	137.8	(4.5)	(3)%

Gross profit	$10.5	$29.2	$(18.7)	(64)%

Total
Revenue	$1,569.2	$1,182.7	$386.5	33%
Cost of sales	1,410.4	1,032.0	(378.4)	(37)%

Gross profit	$158.8	$150.7	$8.1	5%

     Revenue
     The volume of SWU sales declined 10% in the three months ended September 30, 2009, and increased 37% in the nine months ended September 30, 2009, compared to the corresponding periods in 2008, due to the timing of utility customer orders. We anticipate an increase in the volume of SWU sales of approximately 30% in the full year 2009 compared with 2008. The average price billed to customers for sales of SWU increased 6% in the three months and 7% in the nine months ended September 30, 2009, compared to the corresponding periods in 2008. This increase reflects the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.
     The volume of uranium sold declined 75% in the three months and 37% in the nine months ended September 30, 2009, compared to the corresponding periods in 2008. The average price increased 113% in the three months and 54% in the nine months ended September 30, 2009, compared to the corresponding periods in 2008. Sales volumes reflect the timing of customer orders and average prices reflect the particular price mix of contracts under which uranium was sold.
     Revenue from the U.S. government contracts segment increased $5.3 million in the three months ended September 30, 2009, compared to the corresponding period in 2008, reflecting billings for a new contract at the GDPs and increased contract work for NAC. Revenue from the U.S. government contracts segment declined $14.2 million in the nine months ended September 30, 2009. The corresponding nine-month period in 2008 included incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs. The decrease also reflects net declines in contract services performed in the current year.
     Cost of Sales
     Cost of sales for the LEU segment declined $36.7 million in the three months ended September 30, 2009, compared to the corresponding period in 2008, due to lower SWU sales volumes partially offset by higher SWU unit costs. Cost of sales for the LEU segment increased $373.9 million in the nine months ended September 30, 2009, compared to the corresponding period in 2008, due to higher SWU sales volumes and higher SWU unit costs.
     Cost of sales per SWU was 13% higher in the three months and 14% higher in the nine months ended September 30, 2009 compared to the corresponding periods in 2008. Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. An increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods. Although unit production costs were flat in the nine months ended September 30, 2009 compared to the corresponding period in 2008, cost of sales per SWU was negatively impacted by higher purchase costs under the Russian Contract, higher unit production costs in 2008 compared to 2007, and a greater allocation of production costs to SWU inventory in the first nine months of 2009 due to declines in uranium values. Production costs are allocated to uranium from underfeeding based on its net realizable value, and the remainder is allocated to SWU inventory costs.
     Production costs declined $16.3 million (or 8%) in the three months and $28.9 million (or 5%) in the nine months ended September 30, 2009, compared to the corresponding periods in 2008. Production volume declined 1% in the three-month period and 4% in the nine-month period. The cost of electric power declined by $22.1 million (or 15%) in the three months and $44.0 million (or 9%) in the nine months ended September 30, 2009, compared to the corresponding periods in 2008.
     The unit production cost declined 8% in the three-month period and was flat for the nine-month period. The average cost per megawatt hour declined 14% in the three-month period and 6% in the nine-month period, driven by declines in TVA fuel cost adjustments. Unit production costs were negatively impacted by increases in benefit costs and accrued costs for depleted uranium disposition. The sharp downturn in the fair value of pension and postretirement benefit plan assets in 2008 resulted in higher net benefit costs in 2009 which will continue for the remainder of the year compared to 2008.

     We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $63.6 million in the nine months ended September 30, 2009 compared to the corresponding period in 2008, reflecting an 11% increase in the market-based unit purchase cost and a 4% increase in volume due to the timing of deliveries.
     Cost of sales for the U.S. government contracts segment increased $4.8 million in the three months and $4.5 million in the nine months ended September 30, 2009, compared to the corresponding periods in 2008. Higher benefit costs were incurred resulting from the decline in the valuation of pension and postretirement benefit plan assets in 2008. These higher benefit costs are only partially recoverable under government contract regulations. The three-month period also reflects net increases in contract services performed.
     Gross Profit
     Gross profit declined $9.2 million in the three months ended September 30, 2009 compared to the corresponding period in 2008. Our gross profit margin was 7.1% in the three months ended September 30, 2009, compared to 8.2% in the corresponding period in 2008.
     Gross profit for the LEU segment declined $9.7 million in the three-month period primarily due to the increase in SWU inventory costs, partially offset by increases in average SWU and uranium sales prices.
     Gross profit for the U.S. government contracts segment increased $0.5 million in the three months ended September 30, 2009, compared to the corresponding period in 2008, due to increased contract services performed. The three-month period also reflects billings under a new contract services agreement for which a portion of the related costs were incurred earlier in the year.
     Gross profit increased $8.1 million in the nine months ended September 30, 2009 compared to the corresponding period in 2008. Our gross profit margin was 10.1% in the nine months ended September 30, 2009, compared to 12.7% in the corresponding period in 2008.
     Gross profit for the LEU segment increased $26.8 million in the nine-month period due to higher SWU sales volume. The increase in SWU inventory costs had a greater impact on gross profit than the increase in the average SWU sales price. Gross profit benefited from an increase in the average uranium price in the nine months ended September 30, 2009, compared to the corresponding period in 2008.
     Gross profit for the U.S. government contracts segment declined $18.7 million in the nine months ended September 30, 2009, compared to the corresponding period in 2008. The corresponding period in 2008 included incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs. The decrease also reflects net declines in contract services performed and higher benefit costs resulting from the decline in the valuation of pension and postretirement benefit plan assets.

     Non-Segment Information
     The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended
	September 30,
	2009	2008	Change	%
Gross profit	$39.2	$48.4	$(9.2)	(19)%
Special charge for workforce reduction	2.5	—	(2.5)	—
Advanced technology costs	31.7	29.1	(2.6)	(9)%
Selling, general and administrative	14.0	12.4	(1.6)	(13)%

Operating income (loss)	(9.0)	6.9	(15.9)	(230)%
Interest expense	0.2	4.0	3.8	95%
Interest (income)	(0.2)	(4.5)	(4.3)	(96)%

Income (loss) before income taxes	(9.0)	7.4	(16.4)	(222)%
Provision (benefit) for income taxes	(2.8)	(1.0)	1.8	180%

Net income (loss)	$(6.2)	$8.4	$(14.6)	(174)%

	Nine Months Ended
	September 30,
	2009	2008	Change	%
Gross profit	$158.8	$150.7	$8.1	5%
Special charge for workforce reduction	2.5	—	(2.5)	—
Advanced technology costs	93.8	81.2	(12.6)	(16)%
Selling, general and administrative	45.1	40.7	(4.4)	(11)%

Operating income	17.4	28.8	(11.4)	(40)%
Interest expense	1.0	15.5	14.5	94%
Interest (income)	(1.2)	(21.3)	(20.1)	(94)%

Income before income taxes	17.6	34.6	(17.0)	(49)%
Provision for income taxes	8.6	11.0	2.4	22%

Net income	$9.0	$23.6	$(14.6)	(62)%

     Special Charge for Workforce Reduction
     On August 4, 2009, DOE and USEC announced an agreement to delay a final review of the USEC’s loan guarantee application for the American Centrifuge Plant in Piketon, Ohio. As a result, we have begun to demobilize the American Centrifuge project in order to preserve liquidity as we evaluate the strategic options for the future of the project.
     As part of this demobilization, on September 18, 2009, we provided notice that we would be terminating the employment of approximately 120 USEC employees involved in the American Centrifuge project. A workforce reduction of 93 employees was substantially completed by September 23, 2009, and another 25 employees were reassigned. A special charge of $2.5 million was incurred in the three months ended September 30, 2009 for one-time termination benefits consisting of severance payments and short-term health care coverage. Related cash expenditures are expected primarily in the fourth quarter of 2009. Approximately 450 USEC employees continue to be actively involved in the American Centrifuge project.

     Advanced Technology Costs
     Advanced technology costs increased $2.6 million in three months and $12.6 million in the nine months ended September 30, 2009, reflecting increased research and development activities associated with value engineering the AC100 centrifuge machine to lower its capital cost as well as additional efforts required to prepare the Lead Cascade for installation and operation of initial AC100 series machines. In addition, prior to demobilization, commercial plant activities increased compared to efforts in the corresponding period in 2008, including training and procedure development and facility turnover preparations. Advanced technology costs include expenses by NAC to develop its MAGNASTOR storage system of $0.4 million in the nine months ended September 30, 2009 and $1.2 million in the corresponding period of 2008.
     Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased $1.6 million in the three months and $4.4 million in the nine months ended September 30, 2009 compared to the corresponding periods in 2008. Employee benefit expenses increased $1.0 million in the three months and $1.7 million in the nine months ended September 30, 2009 due primarily to the decline in the valuation of pension and postretirement benefit plan assets in 2008 increasing our expense this year. Consulting expenses increased $0.3 million and $1.0 million in the three- and nine-month periods, respectively, related to increased corporate and project related strategic efforts. Stock-based compensation expense increased $1.7 million in the nine months ended September 30, 2009 compared to the corresponding period in 2008. The prior period included a $1.0 million credit to expense based on a decline in our stock price in the first quarter of 2008.
     Interest Expense and Interest Income
     Interest expense declined $3.8 million in the three months and $14.5 million in the nine months ended September 30, 2009, compared to the corresponding periods in 2008 primarily due to interest capitalized for American Centrifuge. In the nine-month periods, interest capitalized increased from $9.4 million in 2008 to $17.0 million in 2009, or an increase of $7.6 million in interest that was not expensed as a period cost. In addition, interest expense declined based on our repurchase of 6.75% senior notes during 2008 and repayment of the remaining principal balance of $95.7 million on the scheduled maturity date of January 20, 2009.
     Interest income declined $4.3 million in the three months and $20.1 million in the nine months ended September 30, 2009, reflecting reduced cash and investment balances resulting from American Centrifuge expenditures and lower interest rates. Interest income on accounts receivable of $1.3 million was earned under contract in the nine months ended September 30, 2008 and there was no corresponding amount in the current period.
     Provision (Benefit) for Income Taxes
     The provision (benefit) for income taxes in the three and nine months ended September 30, 2009 reflects an overall effective income tax rate of 52%. The effective rate does not include a benefit of $0.5 million primarily attributable to 2008 research credit adjustments resulting from a study completed in the third quarter of 2009. The provision for income taxes in the corresponding nine-month period in 2008 was $11.0 million which included the effects of approximately $3.7 million of benefits due to the reversal of previously accrued amounts under accounting guidance for uncertainty in income taxes and a $1.5 million increase in research credits for 2007 which resulted from a research credit study. Excluding the reversal, the overall effective tax rate in the nine months ended September 30, 2008 was 47%.

     The overall effective rate for the year ended December 31, 2008, excluding the effects of accrued amounts under accounting guidance for uncertainty in income taxes and 2007 research credit related adjustments, was 38% based on actual earnings for 2008. The current year-to-date overall effective tax rate of 52% is based on the estimated earnings for the total year of 2009, excluding any projected discrete items anticipated to occur in the fourth quarter. The federal research credit, the Medicare subsidy benefit and the manufacturing deduction all decreased in 2009 causing an increase to the effective rate, as well as the decrease in estimated earnings relative to the other adjustments compared to the 2008 effective tax rate components.
     Net Income (Loss)
     There was a net loss of $6.2 million in the three months ended September 30, 2009, a decline of $14.6 million (or $0.14 per share—basic and $0.12 per share—diluted) compared with net income of $8.4 million in the corresponding period in 2008, reflecting the after-tax impact of a decline in gross profits in the LEU segment, higher advanced technology expenses and the special charge for workforce reductions.
     Net income was $9.0 million in the nine months ended September 30, 2009, a decline of $14.6 million (or $0.13 per share—basic and $0.12 per share—diluted) compared with net income of $23.6 million in the corresponding period in 2008. The after-tax impact of higher gross profits in the LEU segment and lower interest expense was offset by a decline in gross profits in the government contracts segment, lower interest income and higher advanced technology expenses and the special charge for workforce reductions.
2009 Outlook Update
     We are providing annual net income and cash flow from operations guidance for 2009. We expect revenue to total approximately $2 billion, with more than $1.6 billion derived from SWU sales, an increase of 40% over 2008 SWU sales. Our average SWU price billed to customers in 2009 is expected to be 8% higher than 2008. In addition, revenue from uranium sales is expected to be about $175 million and revenue from the U.S. government contracts segment is expected to be just over $200 million.
     Our cost of sales reflects higher production and purchase costs rolling though our inventory. The impact of TVA’s fuel cost adjustment clause has not been as significant as originally forecast by TVA but the purchase cost for Russian supply under the Megatons to Megawatts program increased by 11%, year over year. Thus, although the average price billed to customers has increased, the rate of increase in the cost of sales has been greater. We now expect the gross profit margin for 2009 to be roughly 10%, which is at the low end of our initial guidance.
     Below the gross profit line, we expect selling, general and administrative expense to be approximately $57 million.
     Advanced technology expense in 2009 is expected to be in a range of $115 to $120 million, as advanced technology expense declines in the fourth quarter, reflecting the demobilization of construction of the American Centrifuge Plant and ongoing centrifuge Lead Cascade and related demonstration activities. We recorded a special charge of $2.5 million in the third quarter related to one-time termination benefits for severance payments and short-term health care coverage. The cash expenditures are expected primarily in the fourth quarter. In addition to ACP spending through year end, we are working with project suppliers to reduce any incremental exposure for additional payments. That total exposure is currently estimated to be between $65 and $75 million at December 31, 2009. That amount includes anticipated payments for materials to be delivered, as well as contract termination exposure. The termination exposure is a function of timing, project schedule and any modifications to work scope. This estimate could be affected by ongoing discussions with suppliers.
     Earlier this year, USEC and Eurodif S.A. reached a settlement agreement regarding a long-standing trade case. As a result of that settlement, we expect to receive approximately $70 million (pretax) during the fourth quarter, but the timing of such payments is uncertain. The receipt of these funds is included in our guidance below. Any delays in these payments to a later period would materially impact our 2009 net income and cash flow from operations guidance.
     Based on these projections, we anticipate net income in a range of $50 to $65 million. Cash flow from operations is expected to be in a range of $360 to $375 million. Cash generation is well above our initial guidance, reflecting liquidation of inventory built up in 2008, lower than expected cash disbursements for power and other production costs, and expected receipt of funds related to the trade case settlement.
     Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect net income and cash flows are:
•	A delay beyond the fourth quarter in receiving distributions from the U.S. government of liquidated import duties as a result of the trade case settlement described above;

•	Changes in demobilization costs from our estimates and any additional special charges related to the demobilization of the project;

•	Changes to spending on the ACP or the potential receipt of funds from DOE to support further development of the American Centrifuge technology (our guidance does not include the receipt of any funds from DOE to support further development of the American Centrifuge technology);

•	The amount of spending on the ACP that is classified as an expense;

•	Any unexpected changes to the amount of fuel cost adjustment paid to TVA under our power agreement; and

•	The timing of recognition of previously deferred revenue, particularly related to the sale of uranium.

Liquidity and Capital Resources
     The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the Loan Guarantee Program on June 30, 2008 and in July 2008, we applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing to complete the American Centrifuge Plant. Areva, a company majority owned by the French government, also applied for U.S. government guaranteed financing under this program for a proposed plant in the United States and its application is also being considered by DOE.
     On August 4, 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application for the ACP until at least early 2010. As a result, we have begun to demobilize the American Centrifuge project in order to preserve liquidity as we evaluate the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. We continue to believe in the American Centrifuge technology and we are working to address the issues that concerned DOE so that we will be in a position to update our application in the first half of 2010.
     In February 2009, we initiated steps to conserve cash and reduce the planned escalation of project construction and machine manufacturing activities. We have further reduced project spending as a result of the project demobilization. We expect that our cash, internally generated cash flow from operations, the expected receipt of approximately $70 million (pretax) from U.S. government distributions of antidumping duties as the result of the settlement of a trade case, and available borrowings under USEC’s revolving credit facility will provide sufficient cash to meet our cash needs for at least 12 months. This assumes the renewal of the credit facility which matures on August 18, 2010 and includes the reduced rate of funding of American Centrifuge project activities as part of the demobilization and does not include any DOE loan guarantee or other financing.
     Additional funds may be necessary sooner than we currently anticipate if we are not successful in our efforts to reduce spending and conserve cash or in the event of unanticipated payments to suppliers, increases in financial assurance, delays in the payment of amounts we expect to receive from U.S. government distributions of duties deposited by importers of French LEU, or any shortfall in our estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses. However, even our reduced level of anticipated spending on the American Centrifuge project is largely discretionary, providing additional flexibility to address unanticipated cash flow requirements.
     We believe the output from the Paducah GDP provides a meaningful source of operational cash flow and, assuming continuing availability of power and sufficient market demand, we have the flexibility to extend Paducah GDP operations as part of any planning we may evaluate going forward.

     The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Net Cash Provided by (Used in) Operating Activities	$319.4	$(184.2)
Net Cash (Used in) Investing Activities	(401.4)	(319.5)
Net Cash (Used in) Financing Activities	(97.2)	(23.8)

Net (Decrease) in Cash and Cash Equivalents	$(179.2)	$(527.5)

     Operating Activities
     Cash flow provided by operating activities in the nine months ended September 30, 2009 was affected in large part from monetization of inventory built up in the prior year. Inventories declined $212.7 million in the current period. Results of operations in the nine months ended September 30, 2009 contributed $9.0 million to cash flow and $23.2 million in non-cash adjustments for depreciation and amortization. Payables under the Russian Contract increased $33.4 million in the nine months ended September 30, 2009, due to the timing of deliveries, representing additions to inventory that did not require a cash outlay. Reduced prepaid power costs and tax deposits also contributed to cash flow in 2009.
     Investing Activities
     Capital expenditures were $363.2 million in the nine months ended September 30, 2009, compared with $309.2 million in the corresponding period in 2008. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. Cash deposits of $38.2 million were made in the nine months ended September 30, 2009 as collateral for surety bonds in connection with financial assurance requirements for the American Centrifuge Plant.
     Financing Activities
     We repaid the remaining principal balance of the 6.75% senior notes of $95.7 million on the scheduled maturity date of January 20, 2009 with available cash. There was no borrowing under the $400.0 million revolving credit facility as of September 30, 2009 or during the nine-month period. We plan to borrow on the revolving credit facility from time to time beginning in the fourth quarter of 2009 based on the timing of our working capital needs.
     There were 113.3 million shares of common stock outstanding at September 30, 2009, compared with 111.8 million at December 31, 2008, an increase of 1.5 million shares (or 1%).

     Working Capital

	September 30,	December 31,
	2009	2008
	(millions)
Cash and cash equivalents	$69.3	$248.5
Accounts receivable	164.7	154.1
Inventories, net	889.0	1,101.7
Current portion of long-term debt	—	(95.7)
Other current assets and liabilities, net	(265.9)	(234.3)

Working capital	$857.1	$1,174.3

     The decline in working capital of $317.2 million reflects cash used for capitalized expenditures associated with the American Centrifuge Plant and deposits for surety bonds.
     Capital Structure and Financial Resources
     At September 30, 2009, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. Financing costs of $14.3 million related to the convertible notes were deferred and are being amortized over the life of the debt. Unamortized financing costs were $10.5 million at September 30, 2009. Our debt to total capitalization ratio was 33% at September 30, 2009 and 37% at December 31, 2008.
     In August 2005, we entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and our subsidiaries. The credit facility is available to finance working capital needs and fund capital programs, including the American Centrifuge project. Financing costs totaling $3.8 million to obtain and amend the credit facility were deferred and are being amortized over the life of the facility. Unamortized financing costs were $0.7 million at September 30, 2009.
     The credit facility will mature on August 18, 2010, and we are planning to pursue an extension or renewal of the facility. We are currently working with our lenders to refine our credit facility renewal objectives. We expect to launch the effort with interested parties in November 2009. Risks and uncertainties related to the maturity of the credit facility are described in Part II, Item 1A, “Risk Factors”, of this report.
     Newcourt Capital USA Inc., a subsidiary of CIT Group Inc. (“CIT Group”) is a lender under USEC’s $400 million revolving credit agreement, holding approximately $48.3 million or 12.1% of the facility. On November 1, 2009, CIT Group announced that its Board of Directors voted to proceed with a prepackaged plan of reorganization for CIT Group and a subsidiary that will restructure CIT Group’s debt and streamline its capital structure. Reportedly, none of CIT Group’s operating subsidiaries will be included in the filings and are expected to continue normal operations during the pendency of the cases. We will continue to monitor CIT’s situation and evaluate any potential impacts to our credit facility.

     Utilization of the revolving credit facility at September 30, 2009 and December 31, 2008 follows:

	September 30,	December 31,
	2009	2008
	(millions)
Short-term borrowings	$—	$—
Letters of credit	42.3	48.0
Available credit	357.7	343.0
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
     The revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of inventory, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of September 30, 2009, we were in compliance with all of the covenants.
     Default under, or failure to comply with the Russian Contract, the 2002 DOE-USEC Agreement, the lease of the GDPs or any other material contract or agreement with the DOE, or any exercise by DOE of its rights or remedies under the 2002 DOE-USEC Agreement, would also be considered to be an event of default under the revolving credit facility if it would reasonably be expected to result in a material adverse effect on (i) USEC’s business, operations or condition, (ii) USEC’s ability to perform its obligations under the revolving credit facility, (iii) the rights or benefits of the lenders under the credit facility, or (iv) the lien or lien priority of J.P. Morgan as administrative agent.

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

	Financial Assurance		Long-Term Liability
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
Depleted uranium disposition and stored wastes	$232.0	$232.0	$147.8	$119.5
Decontamination and decommissioning of American Centrifuge	114.2	57.7	20.9	13.7
Other financial assurance	17.2	22.9

Total financial assurance	$363.4	$312.6

Letters of credit	42.3	48.0
Surety bonds	321.1	264.6

Cash collateral deposit for surety bonds	$173.8	$135.1
     The amount of financial assurance needed in the future for depleted uranium disposition is anticipated to increase by an estimated $35 to $45 million per year depending on Paducah GDP production volumes and the estimated unit disposition cost defined by the NRC requirement.
     The amount of financial assurance needed for D&D of the American Centrifuge Plant is dependent on construction progress and decommissioning cost projections. The estimates of completed construction activities supporting the decommissioning funding plan are based on projected percent completion of activities as defined in the baseline construction schedule. As a result of demobilization, a verification of the actual construction completion and related decommissioning requirements was performed and the current estimates were found to be overstated. With DOE’s concurrence, we are in the process of adjusting the decommissioning funding plan and applicable surety bond amounts to align with the revised estimates. We expect the reduction in financial assurance to be approximately $90 million with a commensurate reduction in the cash collateral deposit of approximately $50 million, and will be reflected as a reduction in cash used in investing activities.

     Off-Balance Sheet Arrangements
     Other than the letters of credit issued under the credit facility, the surety bonds as discussed above and certain contractual commitments disclosed in our 2008 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at September 30, 2009 or December 31, 2008.
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standard addressing fair value measurements. This standard clarifies the definition of fair value, establishes a framework for measuring fair value when required or permitted under other accounting pronouncements, and expands the disclosures on fair value measurements. This standard is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The implementation of this standard did not have a material impact on USEC’s consolidated financial statements.
     In April 2009, the FASB issued accounting guidance requiring fair value disclosures for financial instruments in interim financial statements. The implementation of this requirement beginning in the quarter ended June 30, 2009 did not have an impact on USEC’s consolidated financial statements.
     In May 2009, the FASB issued an accounting standard related to the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The implementation of this standard beginning in the quarter ended June 30, 2009 did not have an impact on USEC’s consolidated financial statements other than the disclosure of the date through which subsequent events are evaluated, which is the date the financial statements are issued.
     In June 2009, the FASB issued an accounting standard titled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” Effective July 1, 2009, this standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. There was no impact of implementing this standard on USEC’s consolidated financial statements other than the descriptions of accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At September 30, 2009, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     USEC has not entered into financial instruments for trading purposes. At September 30, 2009, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $575.0 million. The fair value of the convertible notes, based on the trading price as of September 30, 2009, was $399.6 million.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to information regarding (a) a settlement agreement involving USEC and Eurodif, S.A. and (b) the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contracts with the U.S. Department of Energy for the supply of cold standby and other services at the Portsmouth GDP, reported in note 11 to the consolidated condensed financial statements.
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
Investors should carefully consider the updated risk factors below and the other risk factors in Item 1A of our 2008 Annual Report on Form 10-K, in addition to the other information in this quarterly report on Form 10-Q.
Demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project could adversely affect our ability to successfully deploy the American Centrifuge Plant (“ACP”).
     As a result of the August 4, 2009 announcement of the delay in the final review of our loan guarantee application for the ACP until at least early 2010, we have begun to demobilize the American Centrifuge project in order to preserve liquidity as we evaluate the strategic options for the future of the project. We expect the demobilization will increase our costs for the project and delay the schedule for deployment of the ACP. We are currently evaluating the impact of the demobilization on cost and schedule and the impact could be significant and could cause the project to no longer be economically viable as it is currently envisioned.
     Depending on the extent of the length of the demobilization period, the availability of funding for the project in the interim and other factors, we may not be successful in our efforts to maintain the manufacturing infrastructure developed in the last several years. As part of the demobilization, over 1,300 project jobs have been lost including approximately 120 jobs at USEC and the remainder from direct jobs at our suppliers. Many of these jobs were held by employees with security clearances and other specialized skills that may be difficult to re-assemble or replace. In addition, as a result of the demobilization, we may have difficulty keeping suppliers and other third parties engaged in the project, and the demobilization may adversely affect our ability to negotiate favorable terms with such suppliers.
     The demobilization could also affect our relationships with customers and our ability to secure and retain sales for output from the ACP. The demobilization may also result in our extending the time under which we continue to operate our Paducah gaseous diffusion plant (“GDP”), which may negatively impact our competitive position in the enrichment market.
     Any of these outcomes could substantially reduce our future revenues, gross profit margins, liquidity and cash flows and adversely affect our ability to successfully deploy the ACP. This could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of centrifuge technology.

We may not be successful in our efforts to address the concerns raised by the U.S. Department of Energy (“DOE”) regarding our loan guarantee application and to obtain a loan guarantee from DOE, which would have a significant impact on the American Centrifuge project and our prospects.
     We must raise capital to remobilize and to complete the ACP. We view the DOE Loan Guarantee Program as the path for obtaining the debt financing to complete the American Centrifuge project. We believe that a loan guarantee is critical to the future of the American Centrifuge project and our prospects. However, we cannot give any assurance that we will be selected or that we will receive a DOE loan guarantee at all or in the amount or the timeframe we seek.
     The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. We applied for $2 billion in funding in July 2008. On August 4, 2009, subsequent to a request by DOE that we withdraw our application, DOE and USEC announced an agreement to delay a final review of our loan guarantee application for the ACP until at least early 2010. DOE has raised several issues with respect to our loan guarantee application, both financial and technical, and we are working to address these issues. Our efforts to address DOE’s concerns are focused on:
•	Completing our review of our quality assurance program and implementing corrective actions as needed;

•	Startup and operations of the AC100 lead cascade testing program in early 2010 using the upgraded production machines to improve DOE’s confidence in the machines’ reliability through consistent operation;

•	Maintaining and demonstrating centrifuge machine manufacturing capability; and

•	Establishing a revised baseline cost and schedule for the project, taking into account the demobilization and remobilization costs and associated delays.
     If we are not successful in any one of these efforts or in any other efforts we take to address concerns raised by DOE, our ability to obtain a loan guarantee could be jeopardized. Even if we are successful in these efforts, there can be no assurance that we will receive a DOE loan guarantee at all or in the amount or timeframe we seek. In addition, if any new issues or concerns arise with respect to the ACP technology or financing, the likelihood of selection for a DOE loan guarantee could be adversely affected.
     We have retained a financial advisor to explore strategic alternatives for the Company, including a possible sale of the Company or other business combination transaction. A strategic transaction could address financial concerns of DOE with respect to the ability of the American Centrifuge project to mitigate cost and other risk. Therefore, the timing of and the likelihood of consummation of any strategic alternatives that we may pursue could also affect the timing of and likelihood of our obtaining a loan guarantee and our ability to continue to fund the ACP. There can be no assurance regarding the timing of or whether the Board of Directors will elect to pursue any of the strategic alternatives it may consider, or that any such alternative if pursued will be consummated.
     We have begun demobilizing the project because of a lack of progress in obtaining a loan guarantee. If we determine that we do not see a path forward to the receipt of loan guarantee funding or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee, or for other reasons, we may reduce spending and staffing on the project even further or might be forced to take other actions, including terminating the project. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of centrifuge technology.
     The Loan Guarantee Program is a competitive process. Areva, a company majority owned by the French government, also has applied for funding under the program for a proposed plant in the U.S. and is being considered by DOE. This could adversely affect the timing and amount of funding awarded to us, if any.
     We also cannot give any assurances that if we are selected to proceed with negotiations under the DOE Loan Guarantee Program that sufficient funds will be allocated to our project. We have requested a loan guarantee for $2 billion, which is the entire amount currently allocated in the solicitation for front-end nuclear facilities and Areva’s competing project also is reportedly seeking the full $2 billion.
     We cannot assure you that we will be able to attract the capital we need to complete the American Centrifuge project in a timely manner or at all. Factors that could affect our ability to obtain financing or the cost of such financing include:
•	our ability to get loan guarantees or other support from the U.S. government,

•	competition for financing or loan guarantees from another uranium enrichment project and nuclear-related projects generally,

•	our ability to pursue and consummate a strategic transaction or otherwise address the financial concerns identified by DOE,

•	the success of our demonstration of the American Centrifuge technology and our ability to address the technical concerns and risks identified by DOE,

•	the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant (described below),

•	our ability to secure long-term SWU purchase commitments from customers on satisfactory terms, including adequate prices,

•	the level of success of our current operations,

•	SWU prices,

•	USEC’s perceived competitive position and investor confidence in our industry and in us,

•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements,

•	additional downgrades in our credit rating,

•	market price and volatility of our common stock,

•	general economic and capital market conditions,

•	conditions in energy markets,

•	regulatory developments,

•	our reliance on LEU delivered to us under the Russian Contract and uncertainty regarding prices and deliveries under the Russian Contract,

•	restrictive covenants in the agreements governing our revolving credit facility and in our outstanding notes and any future financing arrangements that limit our operating and financial flexibility, and

•	Our ability to extend, renew or replace our revolving credit facility on or prior to its maturity (described below).
We are currently in the process of establishing a new baseline project budget for the American Centrifuge project and increased costs and cost uncertainty could adversely affect our ability to finance and deploy the American Centrifuge Plant.
     In 2008, we established a baseline project budget for the ACP of $3.5 billion. This budget included amounts already spent but did not include financing costs or financial assurance. Through September 30, 2009, we had invested approximately $1.6 billion on the project. As a result of the demobilization and other factors, we expect that the cost of the project as it is currently envisioned will exceed our original baseline project budget. However, we do not yet have an updated project budget or view on the going-forward cost to complete the ACP. Increases in the cost of the ACP increase the amount of external capital we must raise and could threaten our ability to successfully finance and deploy the ACP. As we seek the most cost-effective deployment plan, we are evaluating the scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date.
     We cannot assure investors that, if remobilized, the costs associated with the ACP will not be materially higher than anticipated or that efforts that we take to mitigate or minimize cost increases will be successful or sufficient. Our cost estimates and budget for the ACP have been, and will continue to be, based on many assumptions that are subject to change as new information becomes available or as unexpected events occur. Regardless of our success in demonstrating the technical viability of the American Centrifuge technology, uncertainty surrounding our ability to accurately estimate costs or to limit potential cost increases could jeopardize our ability to successfully finance and deploy the ACP. Our inability to finance and deploy the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of centrifuge technology.
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

     We have begun demobilizing the ACP project and do not expect to be able to meet the November 2009 Financing Milestone or subsequent milestones related to commercial plant operations. Although we are still assessing the impact of the delay on the project schedule, by letter dated September 10, 2009, we requested a modification to the 2002 DOE-USEC Agreement to extend the remaining milestones under the agreement for one year. By letter dated October 2, 2009, DOE responded that it is necessary to follow the process under the 2002 DOE-USEC Agreement to create a clear record for decision. That process involves USEC providing additional information and explanation to DOE and a DOE determination with respect to compliance with the milestone date(s), the impact on USEC’s ability to begin commercial operations on schedule, and whether the delay was beyond USEC’s control and without its fault or negligence. In its October 2, 2009 letter, DOE noted that it was open to conducting an expedited process with an eye toward extending the current milestones, creating new ones as may be appropriate, and discussing any other contractual issues. This process and discussions with DOE are underway. However, we have no assurance that we will reach an acceptable agreement with DOE regarding extending the milestones or that DOE will not take action adverse to us under the 2002 DOE-USEC Agreement.
     Until we have met the Financing Milestone, DOE has full remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within our control or was due to our fault or negligence. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that we be removed as the sole U.S. Executive Agent under the Megatons to Megawatts program. Any of these actions could have a material adverse impact on our business and prospects.
     The 2002 DOE-USEC Agreement provides that if a delaying event beyond our control and without our fault or negligence occurs which would affect our ability to meet a milestone, we and DOE will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. However, in such circumstance we may not be able to reach an acceptable agreement regarding possible adjustments or DOE may assert that a delaying event was not beyond our control or without our fault or negligence. Uncertainty surrounding the milestones under the 2002 DOE-USEC Agreement could also adversely affect our ability to obtain financing for the American Centrifuge project or to pursue or consummate a strategic transaction.
Our revolving credit facility matures on August 18, 2010 and our inability to extend, renew or replace this credit facility on reasonable terms or at all would adversely affect our liquidity and financial condition.
     Our $400.0 million revolving credit facility matures on August 18, 2010 and we are planning to pursue an extension or renewal of the credit facility. Our current credit facility is available to finance working capital needs and fund capital programs, including the American Centrifuge project. We currently use our revolving credit facility to secure letters of credit, with letters of credit of $42.3 million outstanding as of September 30, 2009. In addition, we have begun to borrow on the revolving credit facility from time to time and the amount of borrowings at any time could be significant. If the revolving credit facility is not extended, renewed or replaced, we could supplement our liquidity position through the sale of available inventory. However, we cannot be certain that we will have funds available to repay any indebtedness that may be outstanding under the facility at that time and to replace any outstanding letters of credit under the facility, which would adversely affect our liquidity and financial condition. As a result, our inability to extend, renew or replace our credit facility could raise significant uncertainty regarding our ability to continue as a going concern.

We are currently working with our lenders to refine our credit facility renewal objectives. We expect to launch the effort with interested parties in November 2009. However, we have no assurance that we will be able to refinance the revolving credit facility on terms favorable to us or at all and the timing of any renewal is uncertain. Lenders under our current credit facility or other potential lenders may not be interested in participating because of capital constraints or other reasons, which could affect the size and availability of any credit facility. Restrictions on the size of the credit facility could adversely affect our ability to fund our operations and affect our ability to continue investing in the American Centrifuge project. We may have to agree to restrictive covenants that make it more difficult for us to successfully execute our business strategy. We also may have to accept other unfavorable terms related to pricing and the term of any facility.
Our existing U.S. government contracts work is subject to continued appropriations by Congress and may be limited or terminated if future funding is not made available or if the contracts are not extended or if a potential organizational conflict of interest is not resolved or mitigated.
     Approximately 10% of our revenue is earned from work under U.S. government contracts. All contract work for DOE, including Portsmouth GDP maintenance and certain NAC consulting and transportation activities, is subject to the availability of DOE funding and congressional appropriations. If funds were not available, we could be required to terminate these operations and incur related termination costs. In addition, the criteria for awarding contracts to us may change such that we would not be eligible to compete for such contracts, which could adversely affect our results of operations.
     DOE has indicated its intention to extend our current contract for maintaining Portsmouth GDP until September 30, 2010. Our ability to perform work after that date may be limited. Our participation in future decontamination and decommissioning work at the Portsmouth GDP, including in response to DOE’s June 2009 request for proposals (“D&D RFP”), is subject to resolving a potential organizational conflict of interest (“OCI”). DOE has determined that we are precluded from competing as a prime contractor under the D&D RFP due to OCI as a result of our lease with DOE for the Portsmouth GDP. DOE has also stated that it will defer making any determination on our ability to perform subcontract work under the D&D RFP until after reviewing the proposed work scope and OCI mitigation plan. DOE has indicated that any proposal that includes USEC as a subcontractor must include a detailed OCI mitigation plan. If we are not able to resolve or mitigate these OCI issues, we could be precluded from performing work under the D&D RFP and that could have an adverse effect on the results of our U.S. government contracts operations in future periods.
     Revenue from U.S. government contract work is based on cost accounting standards and allowable costs that are subject to audit by the Defense Contract Audit Agency. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs. Audit adjustments could reduce the amounts we are allowed to bill for DOE contract work or require us to refund to DOE a portion of amounts already billed. Also refer to “DOE Contract Services Matter” in note 11 to the consolidated condensed financial statements.
Item 6. Exhibits

10.1	Amendatory Agreement (Supplement No. 6) dated October 1, 2009 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.
November 3, 2009	By	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendatory Agreement (Supplement No. 6) dated October 1, 2009 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.