Form 10-Q/A
period 2009-06-30
USEC INC
filed 2009-11-24
CIK 1065059

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
(301) 564-3200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
     As of July 15, 2009, there were 112,592,000 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

Page
Item 6. Exhibits	2
Signature	3
Exhibit Index	4
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A of USEC Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed with the Securities and Exchange Commission on July 31, 2009 (the “Form 10-Q”), solely to file an amended Exhibit 10.1. Certain portions of the information that was omitted from the Exhibit 10.1 filed with the Form 10-Q pursuant to a request for confidential treatment under Rule 24b-2 have now been included. The new Exhibit 10.1 is the only change being made to the Company’s Form 10-Q. The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Form 10-Q.
Item 6. Exhibits
10.1	Settlement Agreement dated May 15, 2009 between Eurodif S.A., AREVA NC, and AREVA NC Inc., respondents, and USEC Inc. and United States Enrichment Corporation, petitioners. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.2	Summary Sheet for 2009 Non-Employee Director Compensation.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

*	Previously filed with USEC Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

November 24, 2009	By	/s/ John C. Barpoulis John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Settlement Agreement dated May 15, 2009 between Eurodif S.A., AREVA NC, and AREVA NC Inc., respondents, and USEC Inc. and United States Enrichment Corporation, petitioners. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

4