Form 10-K
period 2009-12-31
USEC INC
filed 2010-03-01
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission file number 1-14287
USEC Inc.

Delaware (State of incorporation)	52-2107911 (I.R.S. Employer Identification No.)
Two Democracy Center, 6903 Rockledge Drive, Bethesda, Maryland 20817
(301) 564-3200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.10 per share Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2009, was $585.4 million. As of January 31, 2010, there were 112,686,541 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders to be held on April 29, 2010, are incorporated by reference into Part III.

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 — that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the deployment of the American Centrifuge technology, including risks related to performance, cost, schedule and financing; our success in obtaining a loan guarantee for the American Centrifuge Plant, including our ability to address the technical and financial concerns raised by the U.S. Department of Energy (“DOE”) and the impact of a potential loan guarantee award to a competitor; the impact of the demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project and the potential for termination of the project; our ability to meet milestones under the June 2002 DOE-USEC Agreement related to the deployment of the American Centrifuge technology; restrictions in our revolving credit facility that may impact our operating and financial flexibility and spending on the American Centrifuge project; our ability to expand our revolving credit facility with additional commitments from financial institutions to increase the total capacity beyond $225 million; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government; limitations on our ability to compete for potential contracts with the U.S. government; changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this annual report on Form 10-K except as required by law.
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
     The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 34% of revenue from our LEU segment in 2009. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements for additional fuel. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts.
     Contract Services
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including a contract for maintenance of the Portsmouth GDP in cold shutdown.
     Through our subsidiary NAC, we are a leading provider of nuclear energy services and technologies, specializing in:
•	design, fabrication and implementation of spent nuclear fuel technologies including the high capacity MAGNASTOR™ system,

•	nuclear materials transportation, and

•	nuclear fuel cycle consulting services.
Revenue by Geographic Area, Major Customers and Segment Information
     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Years Ended December 31,
	2009	2008	2007
United States	$1,402.2	$1,212.5	$1,310.6
Foreign:
Japan	305.0	242.6	274.7
Other	329.6	159.5	342.7

	634.6	402.1	617.4

	$2,036.8	$1,614.6	$1,928.0

     In 2009, our 10 largest customers in our LEU segment represented 55% of total revenue and our three largest customers in our LEU segment represented 28% of total revenue. In 2009, revenue from Exelon Corporation represented more than 10%, but less than 15%, of total revenue. In 2008, revenue from Exelon Corporation and Entergy Corporation and from U.S. government contracts each represented more than 10%, but less than 15%, of total revenue. No other customer represented more than 10% of total revenue in 2009, 2008 or 2007. Reference is made to segment information reported in note 17 to the consolidated financial statements.
SWU and Uranium Backlog
     Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under contracts with customers. At December 31, 2009, we had contracts with customers aggregating an estimated $8.0 billion, including $1.5 billion expected to be delivered in 2010, compared with $6.9 billion at December 31, 2008. Backlog is partially based on customers’ estimates of their fuel requirements and other assumptions including our estimates of selling prices, which are subject to change. Prices may be adjusted based on SWU or uranium market prices prevailing at the time of delivery. Pricing elements may include escalation based on a general inflation index, a power price index, or a multiplier of our actual unit power cost. We utilize external composite forecasts of future market prices and inflation rates in our pricing estimates.
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
     Paducah GDP
     We operate the Paducah GDP located in Paducah, Kentucky. The Paducah GDP consists of four process buildings and is one of the largest industrial facilities in the world. The process buildings have a total floor area of 150 acres, and the site covers 750 acres. We estimate that the maximum capacity of the existing equipment is about 8 million SWU per year. In 2009, we produced more than 6 million SWU at the Paducah GDP for both LEU production and underfeeding uranium. The Paducah GDP has been certified by the U.S. Nuclear Regulatory Commission (“NRC”) to produce LEU up to an assay of 5.5% U235.

     Portsmouth GDP
     We ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Under contract with DOE, we maintain the Portsmouth GDP in a state of “cold shutdown” in preparation for a DOE decontamination and decommissioning (“D&D”) program. DOE and USEC are finalizing a definitive agreement that includes a specific statement of work and other contractual terms and conditions relating to Portsmouth GDP maintenance work through September 30, 2010. DOE has also indicated that it is considering the need for a transition contract for work after September 30, 2010.
     Lease of Gaseous Diffusion Plants
     We lease the Paducah and Portsmouth GDPs from DOE. The lease covers most, but not all, of the buildings and facilities relating to gaseous diffusion activities. Major provisions of the lease follow:
•	except as provided in the 2002 DOE-USEC Agreement (described under “Business and Properties — 2002 DOE-USEC Agreement and Related Agreements with DOE”), we have the right to renew the lease at either plant indefinitely in six-year increments and can adjust the property under lease to meet our changing requirements. The current lease term expires in 2016;

•	we may leave the property in an “as is” condition at termination of the lease, but must remove wastes we generate and must place the plants in a safe shutdown condition;

•	the U.S. government is responsible for environmental liabilities associated with plant operations prior to July 28, 1998 except for liabilities relating to the disposal of some identified wastes generated by USEC and stored at the plants;

•	DOE is responsible for the costs of decontamination and decommissioning of the plants;

•	title to capital improvements not removed by us will transfer to DOE at the end of the lease term, and if we elect to remove any capital improvements, we are required to pay any increases in DOE’s decontamination and decommissioning costs that are a result of our removing the capital improvements;

•	DOE must indemnify us for costs and expenses related to claims asserted against us or incurred by us arising out of the U.S. government’s operation, occupation, or use of the plants prior to July 28, 1998; and

•	DOE must indemnify us against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) from a nuclear incident or precautionary evacuation in connection with activities under the lease. Under the Price-Anderson Act, DOE’s financial obligations under the indemnity are capped at $11.961 billion for each nuclear incident or precautionary evacuation occurring inside the United States to which the indemnity applies.
     In December 2006, we signed a lease agreement with DOE for our long-term use of facilities at the Portsmouth GDP in Piketon for the American Centrifuge Plant. The lease for these facilities and other support facilities is a stand-alone amendment to our current lease with DOE for the GDP facilities. Further details are provided in “Business and Properties — The American Centrifuge Plant”.

Raw Materials
     Electric Power
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70-75% of production costs at the Paducah GDP. In 2009, the power load at the Paducah GDP averaged 1,645 megawatts. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with Tennessee Valley Authority (“TVA”) that expires May 31, 2012. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has been negative for USEC, imposing an average increase over base contract prices of about 6% in 2009, 15% in 2008 and 8% in 2007. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which is substantially influenced by coal and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the impact is uncertain given volatile energy prices.
     The quantity of power purchases under the TVA contract generally ranges from 300 megawatts in the summer months (June — August) to up to 2,000 megawatts in the non-summer months. We supplement the TVA contract during the summer months with additional power purchased at market-based prices. Beginning September 1, 2010 through the expiration of the TVA contract on May 31, 2012, the quantity of non-summer power purchases under the contract will be reduced to 1,650 megawatts at all hours. This is designed to provide a transition for the TVA power system because of the significant amount of power we purchase. We may supplement the TVA contract with additional power purchases beginning September 1, 2010 in the non-summer months, and we are evaluating possible sources of power for delivery after May 31, 2012.
     We are required to provide financial assurance to support our payment obligations to TVA. These include a letter of credit and weekly prepayments based on TVA’s estimate of the price and our usage of power.
     Uranium
     Natural uranium is the feedstock in the production of LEU at the Paducah GDP. In 2009, the plant used the equivalent of approximately 8 million kilograms of uranium in the production of LEU. Uranium is a naturally occurring element and is mined from deposits located in Canada, Australia and other countries. According to the World Nuclear Association, there are adequate measured resources of uranium to fuel nuclear power at current usage rates for at least 80 years.
     Mined uranium ore is crushed and concentrated and sent to a uranium conversion facility where it is converted to UF6, a form suitable for uranium enrichment. Two commercial uranium converters in North America, Cameco Corporation and ConverDyn, deliver and hold title to uranium at the Paducah GDP.
     Utility customers provide uranium to us as part of their enrichment contracts or purchase the uranium required to produce LEU from us. Customers who provide uranium to us generally do so by acquiring title to uranium from Cameco, ConverDyn and other suppliers at the Paducah GDP. At December 31, 2009, we held uranium to which title was held by customers and suppliers with a value of $2.8 billion based on published price indicators. The uranium is fungible and commingled with our uranium inventory. Title to uranium provided by customers generally remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer and we take title to the uranium. The uranium that we have historically sold to utility customers comes from our uranium inventories, which include uranium from underfeeding the enrichment process, purchases of uranium from third-party suppliers and uranium inventories transferred from the U.S. government to us at the time of USEC’s privatization.
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
     GDP Equipment
     GDP equipment components (such as compressors, coolers, motors and valves) requiring maintenance are removed from service and repaired or rebuilt on site. Common industrial components, such as the breakers, condensers and transformers in the electrical system, are procured as needed. Some components and systems are no longer produced, and spare parts may not be readily available. In these situations, replacement components or systems are identified, tested, and procured from existing commercial sources, or the plants’ technical and fabrication capabilities are used to design and build replacements. Spare parts are also being salvaged as part of cleanup efforts at the Portsmouth GDP for use in the Paducah GDP.
     Equipment utilization at the Paducah GDP averaged 97% in both 2009 and 2008. Equipment utilization is based on a measure of cells in operation. The utilization of equipment is highly dependent on power availability and costs. We reduce equipment utilization and the related power load in the summer months when the cost of electric power is high. Equipment utilization is also affected by repairs and maintenance activities.
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
     We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase about 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. As of December 31, 2009, we had purchased 70 million SWU contained in LEU derived from 382 metric tons of highly enriched uranium, the equivalent of about 15,300 nuclear warheads. Purchases under the Russian Contract constitute approximately one-half of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. Increases in these price points in recent years have resulted in increases to the index used to determine prices under the Russian Contract. The pricing methodology under the Russian Contract for deliveries in 2010 through 2013 was amended in February 2009 and the amendment was subsequently approved by the U.S. and Russian governments. The new pricing methodology is intended to enhance the stability of future pricing for both parties through a formula that combines a different mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points. We expect that prices paid under the Russian Contract, as amended, will continue to increase year over year, and that the total amount paid to the Russian Federation for the SWU component of the LEU delivered under the Russian Contract over the 20-year term of the contract will substantially exceed $8 billion by the time the contract is completed in 2013. Officials of the Russian government have indicated that Russia will not extend the Russian Contract under the government-to-government agreement beyond 2013. Accordingly, at this time we do not anticipate that we will purchase Russian SWU under the Megatons to Megawatts program after 2013. However, given the success of the Megatons to Megawatts program, we believe that there could be the potential for future cooperation either through commercial arrangements between USEC and TENEX or to implement commercial aspects of any new nonproliferation program involving a reduction of additional nuclear warheads in the United States and Russia. Future cooperation with respect to nonproliferation or other commercial matters may require U.S. and Russian government support and could be subject to terms negotiated by the two governments, which may not be favorable to us, and would also be subject to our ability to reach an agreement on mutually acceptable commercial terms, the timing and prospects of which are uncertain.
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
     Under the terms of a 1997 memorandum of agreement between USEC and the U.S. government, we can be terminated, or resign, as the U.S. Executive Agent, or one or more additional executive agents may be named. Any new executive agent could represent a significant new competitor. However, under the 1997 memorandum of agreement, we have the right and obligation to pay for and take delivery of LEU that is to be delivered in the year of the date of termination and in the following year if USEC and TENEX have agreed upon a price and quantity.
2002 DOE-USEC Agreement and Related Agreements with DOE
     On June 17, 2002, USEC and DOE signed an agreement in which both parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry (such agreement, as amended, the “2002 DOE-USEC Agreement”). We and DOE have entered into subsequent agreements relating to these commitments and have amended the 2002 DOE-USEC Agreement, most recently in January 2010. The following is a summary of material provisions and an update of activities under the 2002 DOE-USEC Agreement and related agreements:
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
     Domestic Enrichment Facilities
     Under the 2002 DOE-USEC Agreement, we agreed to operate the Paducah GDP at a production rate at or above 3.5 million SWU per year. Historically, we have operated at production rates significantly above this level, and in 2009, we produced more than 6 million SWU at the Paducah GDP for both LEU production and underfeeding uranium. Production at Paducah may not be reduced below a minimum of 3.5 million SWU per year until six months before we have completed a centrifuge enrichment facility capable of producing LEU containing 3.5 million SWU per year. If the Paducah GDP is operated at less than the specified 3.5 million SWU in any given fiscal year, we may cure the defect by increasing LEU production to the 3.5 million SWU level in the next fiscal year. We may only use the right to cure once in each six-year lease period.
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
The American Centrifuge Plant
     Since 2002, we have been developing and demonstrating a highly efficient uranium enrichment gas centrifuge technology that we call the American Centrifuge. This technology was initially developed by DOE during the 1970s and 80s and successfully demonstrated, but was ultimately not commercially deployed for reasons unrelated to the technology itself. We have modified and improved this technology through the use of modern materials, advanced computer-aided design, digital controls and state-of-the-art manufacturing processes.
     We have a construction and operating license issued by the NRC and have been building the American Centrifuge Plant (“ACP”) in Piketon, Ohio since May 2007. We are deploying the ACP to replace our gaseous diffusion uranium enrichment plant and to be well positioned to meet growing demand for LEU. Deploying the American Centrifuge technology will substantially reduce our power costs and modernize our production capacity, enabling us to stay competitive in the long term.

     We believe that the machine we deploy in the ACP will be the most advanced uranium enrichment machine in the world. We refer to our production centrifuge machine design as the AC100 series centrifuge machine. This machine is designed to produce an output per machine that is substantially greater than the per machine output of our competitors’ centrifuges.
     As of December 31, 2009, we had invested approximately $1.7 billion in the American Centrifuge project and had operated centrifuges as part of our Lead Cascade test program for approximately 295,000 machine hours, giving us the data and expertise to begin the transition to commercial operation. We have also secured $3.1 billion in committed sales for the output of the ACP. However, we need additional financing to complete plant construction and, as described below, we have demobilized the project until we have that financing.
     DOE Loan Guarantee Program
     The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005. In December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the Loan Guarantee Program on June 30, 2008 and in July 2008, we applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing for the ACP. Areva, a company 92% owned by the French government, also applied for $2 billion of U.S. government guaranteed financing under this program for a proposed plant in the United States, and its application is also being considered by DOE. A decision to award a loan guarantee to Areva, absent action to expand or otherwise ensure that there are sufficient funds available for additional loan guarantees for the front end of the nuclear fuel cycle, would adversely affect our prospects for a loan guarantee and other third-party financing.
     Project Demobilization
     In February 2009, we initiated steps to conserve cash and reduce the planned escalation of project construction and machine manufacturing activities due to a lack of clarity on potential funding under the DOE Loan Guarantee Program. On August 4, 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application for the ACP until at least early 2010. As a result, we demobilized the American Centrifuge project in order to preserve liquidity. We continue to believe in the American Centrifuge technology and we are working to address DOE’s financial and technical concerns so that we will be in a position to update our application. In parallel, we are continuing American Centrifuge demonstration activities, evaluating how best to configure the project on a go-forward basis, and evaluating our strategic options for the future of the project.
     Since August 2009, more than 1,300 project jobs have been lost as a result of the demobilization. These include approximately 120 jobs at USEC and the remainder from direct jobs at our suppliers. Several thousand indirect jobs have also been affected. Job losses have occurred in eight states, with Ohio and Tennessee having the largest job losses.
     Construction of the plant infrastructure and work to finalize the balance-of-plant design ceased in August 2009. However, we continued to incur costs associated with demobilization including procurement of materials under existing contractual obligations in accordance with reductions in the scope of work with our suppliers. The plant design work is approximately 80% complete and would be resumed following a decision to remobilize the project. Because we have delayed high-volume machine manufacturing, work at all of our strategic suppliers has also been sharply reduced.
     Project Spending
     In 2008, we established a baseline project budget for the ACP of $3.5 billion. This budget included amounts already spent but did not include financing costs or financial assurance. Through

December 31, 2009, we had invested approximately $1.7 billion on the project. As a result of the demobilization, anticipated higher machine manufacturing costs, anticipated remobilization costs and other factors, we expect that the cost of the project as it is currently envisioned will significantly exceed the baseline project budget established in 2008. To complete the project, we believe that we will require additional capital beyond the $2 billion loan guarantee program funding for which we have applied and our internally generated cash flow. The amount of additional capital that we will need will depend on a variety of factors, including how we ultimately determine to restructure and deploy the project, the input we receive from our suppliers as part of our ongoing negotiations, the length of the demobilization, and efficiencies and other cost-savings that we are able to achieve in the future. We expect that the amount of additional capital needed will be significant.
     USEC’s near-term spending on the project is dependent upon liquidity and availability of development funds announced by DOE. In August 2009, DOE committed to provide $45 million to USEC over 18 months (with $30 million of that in Federal government fiscal year 2010) to support ongoing American Centrifuge technology demonstration activities. At the end of January 2010, DOE indicated its intent to proceed with the $45 million funding, and we are working with DOE to obtain the funding on mutually acceptable terms. This would include reaching an agreement as to the source and vehicle of funding, the mechanism for our providing matching funds, and the permitted uses of any such development funds. The availability and timing of such funding are uncertain and will affect what we spend on the project. As we seek the most cost-effective deployment plan for the project, we are evaluating the scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date.
     Our near-term goals for the American Centrifuge project include:
•	Successful start up of the AC100 Lead Cascade testing program in early 2010 using upgraded production machines to improve confidence in the machines’ reliability through consistent operation.

•	Manufacture a limited number of machines and maintain the manufacturing infrastructure so we can expand the number of machines in the Lead Cascade testing program and support remobilization.

•	Continue development efforts to further improve reliability of the AC100, increase the machine’s productivity as measured by SWU output and lower its capital cost per SWU through value engineering.

•	Reduce perceived project risk and take other steps to improve our financial structure.

•	Negotiate contracts with suppliers that can provide greater certainty of cost and schedule and develop a revised project plan.

•	Continue working with customers to enter into additional long-term contracts to build on the $3.1 billion in committed sales for the output from the ACP.
     All of these efforts to continue deployment of the ACP remain subject to available liquidity, our willingness to invest further in the project absent funding to complete the project, our ability to obtain a DOE loan guarantee, other risks related to the deployment of the ACP, and the negative impact of delays or a termination of the ACP on our business and prospects described in further detail in Item 1A, “Risk Factors”.
     Initial Lead Cascade Test Program
     Centrifuges have been operating in our Lead Cascade test program in Piketon for more than two years. Initiated in August 2007, the test program involves the integrated testing of multiple prototype machines in a cascade configuration, and has demonstrated the ability to generate product assays in a range useable by commercial nuclear power plants. Through the Lead Cascade test program, we obtain data on machine-to-machine interactions, verify cascade performance models under a variety of operating conditions, and obtain operating experience for our plant operators and technicians. Data from this testing program has provided valuable assembly, operating and maintenance information, as well as operations experience for the American Centrifuge staff.
     Although the Lead Cascade test program has involved prototype machines, improved AC100 components and design features are being tested in special test stands in Oak Ridge, Tennessee and have been incrementally introduced during the current Lead Cascade operations. The next step is deploying a cascade of AC100 series machines, as discussed below.
     AC100 Series Cascade
     The initial design for the AC100 machine reflects improvements learned during individual machine testing and integrated cascade testing of the prototype machine. During 2008, the initial AC100 machine design was released to our strategic suppliers in preparation for installing a test cascade of AC100 series machines in Piketon in 2009. During 2009, our strategic suppliers manufactured parts for a test cascade of the initial AC100 series machines, replicating on a commercial basis manufacturing that we previously self-performed in building our prototype machines.
     During the third quarter of 2009, we determined that at least some of our AC100 production centrifuge machines in Lead Cascade testing were not assembled in full compliance with the specified drawings and procedures. As a result, we initiated a quality stand down from our operation of the AC100 cascade in order to remove, disassemble and inspect all of the AC100 machines. We reassembled these machines with improved components. These enhanced machines are production-ready and could be deployed in the commercial plant. We also enhanced procedures to ensure compliance with our quality assurance program for centrifuge component manufacturing and assembly.
     Approximately two dozen of these AC100 machines are operating in Piketon and we expect to transition to lead cascade testing operations in early 2010. This cascade will be in a commercial plant configuration and operate under commercial plant conditions. A limited number of additional machines may be added to the cascade to support the machine manufacturing infrastructure. Installation and successful operation of these additional machines will provide the opportunity to further demonstrate that quality control issues in assembly have been rectified. Their operation will add to the number of machine hours for the AC100 centrifuges. Although this cascade will operate in a closed-loop configuration, the flows of uranium feed and depleted uranium between individual machines in the cascade will be similar to those expected in commercial plant operations. This cascade is intended to provide additional data on equipment operation and reliability that could identify opportunities to further optimize the centrifuge and cascade design. These initial AC100 machines are expected to be integrated into a commercial cascade or used for spares.
     We expect that the machines in the initial AC100 Lead Cascade will have a throughput somewhat less than our targeted performance goal of 350 SWU per machine, per year, as we continue to tune the AC100 series machine, and the initial machines deployed in the ACP could also achieve less than our targeted performance goal. However, we continue to believe that we will be able to assemble and install machines that exceed our targeted performance goal in one or more discrete steps as we build out the ACP.
     Manufacturing Infrastructure
     USEC is working with its strategic suppliers during the demobilization to maintain the manufacturing infrastructure developed over the last several years. We want the project to be in a position to ramp up rapidly in the event funding is secured from the DOE Loan Guarantee Program. For example, in addition to building a limited number of additional AC100 production machines for the Lead Cascade, we may also direct our suppliers to selectively continue to produce components for the AC100 production machine. This would help us accomplish the goal of having the core manufacturing base in place and ready for production, if DOE loan guarantee financing becomes available.
     We have been negotiating with our team of strategic suppliers to reduce the unit cost of building the AC100 machines and to limit our financial exposure if the project is terminated. We are working with Alliant Techsystems Inc, or ATK, to prepare a facility at the Allegany Ballistics Laboratory in Rocket Center, West Virginia. ATK has produced tall, carbon-fiber rotor tubes for the centrifuges. Major Tool and Machine Inc. is responsible for providing the steel casings for the centrifuge machines and has built a new automated facility at its Indianapolis, Indiana plant. Honeywell Technology Solutions’ role in the project has been reduced. Although we have delayed high-volume production of the AC100 machines, our strategic suppliers have demonstrated flexibility and initiative to keep their role in the project moving forward.
     To better integrate the process of building components and assembling the machines, USEC continues to work with B&W Technical Services Group, Inc. (“B&W”) toward establishing a joint venture. B&W employees have been producing the classified components at USEC’s American Centrifuge Technology and Manufacturing Center in Oak Ridge, Tennessee. In May 2009, USEC and B&W entered into a non-binding memorandum of understanding to form a joint venture that would establish a single point of accountability to provide integrated manufacturing and assembly of the AC100 centrifuge machines. As envisioned in the memorandum of understanding, the joint venture would manage all aspects of manufacturing the AC100 machines, including supply chain management through the integration of all suppliers and subcontractors and the assembly of the machines at Piketon.
     Value Engineering and Continued Technology Improvements
     An updated AC100 series design was released in March 2009, which reflected some value-engineering improvements. Our efforts to reduce the centrifuge machine cost through value engineering have been delayed due to our need to focus necessary resources on resolving issues related to Lead Cascade operations. Subject to the availability of funding, we plan to continue value-engineering efforts and other activities to optimize the machine going forward. A benefit of the modular centrifuge process is the ability to deploy improved, tested designs in planned, discrete steps as they become available. Therefore, value-engineered aspects and other technology improvements can be integrated as the plant is built out over several years.
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
     Construction of the American Centrifuge Plant
     Most of the buildings required for the commercial plant were constructed in Piketon during the 1980s by DOE. These existing structures include a centrifuge assembly building, a uranium feed and withdrawal facility, and two enrichment production buildings. We began renovating and building the ACP following receipt of a construction and operating license from the NRC in April 2007. Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, manages the engineering, procurement and construction management activities.

     Construction of the ACP includes various systems including electric, telecommunications, HVAC and water distribution. Prior to the demobilization, service modules that provide utilities to groups of approximately 20 centrifuge machines were being delivered by Teledyne Brown Engineering, Inc. Other plant infrastructure that must be completed include the piping that enables UF6 gas to flow throughout the enrichment production facility, process systems to support the centrifuge machines and cascades, a distributed control system to monitor and control the enrichment processing equipment, and facilities to feed natural uranium into the process system and withdraw enriched uranium product.
     The two production buildings have space for approximately 11,500 centrifuges. During 2008 and 2009, contractors prepared the floor of the production buildings for machine mounts to support the centrifuges.
     Project Milestones under the 2002 DOE-USEC Agreement
     The 2002 DOE-USEC Agreement, as amended in January 2010, provides that we will develop, demonstrate and deploy the American Centrifuge technology in accordance with 15 milestones as follows:

Milestones under	Milestone	Achievement
2002 DOE-USEC Agreement	Date	Date
Begin refurbishment of K-1600 centrifuge testing facility in Oak Ridge, Tennessee	December 2002	December 2002

Build and begin testing a centrifuge end cap	January 2003	January 2003

Submit license application for Lead Cascade to NRC	April 2003	February 2003

NRC dockets Lead Cascade application	June 2003	March 2003

First rotor tube manufactured	November 2003	September 2003

Centrifuge testing begins	January 2005	January 2005

Submit license application for commercial plant to NRC	March 2005	August 2004

NRC dockets commercial plant application	May 2005	October 2004

Begin Lead Cascade centrifuge manufacturing	June 2005	April 2005

Begin commercial plant construction and refurbishment	June 2007	May 2007

Lead Cascade operational and generating product assay in a range usable by commercial nuclear power plants	October 2007	October 2007

Secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year	November 2010

Begin commercial American Centrifuge Plant operations	August 2010*

Commercial American Centrifuge Plant annual capacity at 1 million SWU per year	November 2011*

Commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year	May 2013*

*	USEC and DOE have agreed to discuss adjustment of this milestone.

     Four milestones remain relating to the financing and operation of the ACP. As discussed above under “—The American Centrifuge Plant — Project Demobilization”, in early August 2009 USEC began demobilization of the American Centrifuge project. As a result, USEC requested a modification to the 2002 DOE-USEC Agreement to extend the remaining milestones under the agreement. In January 2010, USEC and DOE amended the 2002 DOE-USEC Agreement to extend by one year to November 2010 the financing milestone that required that we secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year. The remaining three milestones were not adjusted by the January 2010 amendment, however, DOE and USEC have agreed to discuss adjustment of the remaining three milestones as may be appropriate based on, among other things, progress in achieving the November 2010 financing milestone and the technical progress of the program. As part of the January 2010 amendment, DOE and USEC acknowledged that no part of the 2002 DOE-USEC Agreement, including the milestones for the ACP, is dependent on the issuance by DOE of a loan guarantee to us. However, we have communicated to DOE that obtaining a timely commitment and funding for a loan guarantee from DOE is necessary in order for us to meet the remaining four milestones and complete the ACP.
     Under the 2002 DOE-USEC Agreement, DOE is provided with specific remedies if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within our control or was due to our fault or negligence. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology and requiring us to transfer certain of our rights in the American Centrifuge technology and facilities to DOE, requiring us to reimburse DOE for certain costs associated with the American Centrifuge project, and recommending that we be removed as the sole U.S. Executive Agent under the Megatons to Megawatts program. The 2002 DOE-USEC Agreement provides that once the financing milestone is met, DOE’s remedies are limited to those circumstances where our gross negligence in project planning and execution is responsible for schedule delays or in the circumstance where we constructively or formally abandon the project or fail to diligently pursue the financing commitment(s).
     Corporate Structure
     In September 2008, we created four wholly owned subsidiaries to carry out future commercial activities related to the American Centrifuge project. We anticipate that these subsidiaries will own the American Centrifuge Plant and equipment, provide operations and maintenance services, manufacture centrifuge machines and conduct ongoing centrifuge research and development. Subject to regulatory approvals, this corporate structure will separate ownership and control of centrifuge technology from ownership of the enrichment plant and also establish a separate operations subsidiary. This structure will facilitate DOE loan guarantee financing and potential third-party investment, while also facilitating any future plant expansion.
     NRC Operating License
     We have an NRC license to possess and use radioactive material at the American Centrifuge Demonstration Facility that expires in August 2011. In April 2007, the NRC issued a license to construct and operate the American Centrifuge Plant, and we began construction of the American Centrifuge Plant in May 2007. Our construction and operating license is for a term of 30 years and includes authorization to enrich uranium to a U 235 assay of up to 10%. Our license is based on a plant designed with an initial annual production capacity of 3.8 million SWU. Although we will need an amendment to our NRC license for any significant expansion of the American Centrifuge Plant, the environmental report submitted with our license application and the environmental impact statement issued by the NRC contemplated the potential expansion of the plant to approximately double the initially designed capacity.

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
     Financial Assurance for Decontamination and Decommissioning
     We own all capital improvements at the American Centrifuge Plant and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. This provision is unlike the lease of our gaseous diffusion plants where we may leave the property in an “as is” condition at termination of the lease. DOE generally only remains responsible for pre-existing conditions of the American Centrifuge leased facilities. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, we are obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear). We are required to provide financial assurance to the NRC incrementally based on facility construction progress, centrifuge installation and decommissioning cost projections. We are also required to provide financial assurance to DOE in an amount equal to our current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of us by the NRC for decontamination and decommissioning (“D&D”). As of December 31, 2009, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $22.2 million that supports construction progress. The surety bonds are partially collateralized with interest-earning cash deposits.
     The financial assurance requirements will increase each year commensurate with the status of facility construction and operations. As part of our license to operate the American Centrifuge Plant, we provide the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future centrifuge operations.
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
     During each reporting period, we reassess and revise the estimate of asset retirement obligations based on construction progress, cost evaluation of future D&D expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities. Our asset retirement obligation liability balance as of December 31, 2009 was

$21.3 million. Cost of sales in 2009 includes accretion of the asset retirement obligation of $1.3 million.
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
Environmental Compliance
     Our operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our operations generate low-level radioactive waste that is stored on-site or is shipped off-site for disposal at commercial facilities. In addition, our operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal. Because of limited treatment and disposal capacity, some mixed waste is being temporarily stored at DOE’s permitted storage facilities at the Portsmouth GDP. We have entered into a consent decree with the State of Ohio that permits the continued storage of mixed waste at DOE’s permitted storage facilities and provides for a schedule for sending the waste to off-

site treatment and disposal facilities. We previously had entered into a consent decree with the State of Kentucky, which was terminated in 2007 upon satisfaction of our obligations under the consent decree.
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
     As described above under “Business and Properties — The American Centrifuge Plant — Financial Assurance for Decontamination and Decommissioning”, we will be responsible for the decontamination and decommissioning of the American Centrifuge Plant.
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
Competition and Foreign Trade
     The highly competitive global uranium enrichment industry has four major producers of LEU:
•	USEC,

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by two private German utilities,

•	a multinational consortium controlled by Areva, a company 92% owned by the French government, and

•	the Russian government’s State Atomic Energy Corporation (“Rosatom”), which sells LEU through TENEX, a Russian government-owned entity.
     Two of our three major competitors, Urenco and Areva, own a joint venture called the Enrichment Technology Company, which develops and manufactures centrifuge machines for both owners. There are also smaller producers of LEU in China, Japan and Brazil that primarily serve a portion of their respective domestic markets.

     Global LEU suppliers compete primarily in terms of price and secondarily on reliability of supply and customer service. We believe that customers are attracted to our reputation as a reliable long-term supplier of enriched uranium.
     USEC and Areva currently use the gaseous diffusion process to produce LEU. Areva has begun initial operations of a centrifuge enrichment plant to eventually replace their gaseous diffusion production. Urenco and Rosatom already use centrifuge technology. Gaseous diffusion plants generally have higher operating costs than gas centrifuge plants due to the significant amounts of electric power required by the gaseous diffusion process.
     We estimate that the enrichment industry market is currently about 45 million SWU per year. In the past five years, we have delivered LEU containing 10 to 13 million SWU per year, of which approximately 5.5 million SWU per year was obtained by us under the Russian Contract.
     Urenco reported that the annual capacity of its European enrichment facilities was 12.2 million SWU at the end of 2009. Louisiana Energy Services, a group controlled by Urenco and rebranded as Urenco USA in January 2010, is constructing a gas centrifuge uranium enrichment plant in Lea County, New Mexico. Urenco USA operations are expected to begin in 2010 following the completion of the NRC’s Operational Readiness Review which commenced in late 2009. Urenco reported planned capacity for Urenco USA of 3.7 million SWU per year in 2013 and 5.7 million SWU per year by 2015. Urenco’s announced plans call for total capacity, including Urenco USA, of 18 million SWU by the end of 2015.
     Areva is constructing a centrifuge enrichment plant (“Georges Besse II”) to replace its Georges Besse gaseous diffusion plant in France. Georges Besse II began operations in December 2009, with initial commercial production expected in early 2010 and full capacity of 7.5 million SWU per year expected by 2016. In addition, Areva announced in December 2008 that it submitted a license application to the NRC to build its proposed Eagle Rock centrifuge uranium enrichment plant near Idaho Falls, Idaho. Areva’s plan calls for initial production in 2014 with a targeted production rate of 3 million SWU per year reached in 2018.
     Areva and Urenco’s European centrifuge enrichment facilities, as well as their plants under construction or proposed in the U.S., use or will use centrifuge machines manufactured in Europe by the Enrichment Technology Company.
     All of our current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.
     In addition, GE Hitachi has an agreement with Silex Systems Limited, an Australian company, to license Silex’s laser enrichment technology. USEC funded research and development of the Silex technology for several years but terminated the arrangement in April 2003 to focus on the American Centrifuge technology. GE Hitachi has begun a phased development process with the goal of constructing a commercial enrichment plant in Wilmington, North Carolina with a target capacity of between 3.5 million and 6 million SWU per year. Activities are currently focused on a test loop facility to determine performance and reliability data, which could be used to make a decision on whether or not to proceed with the construction of a commercial plant using the Australian technology. Results from the test loop are expected at the end of first quarter 2010.
     In addition to enrichment, LEU may be produced by downblending government stockpiles of highly enriched uranium. Governments control the timing and availability of highly enriched uranium released for this purpose, and the release of this material to the market could impact market conditions. In the past, we have been the primary supplier of downblended highly enriched uranium made available by the U.S. and Russian governments. To the extent LEU from downblended highly enriched uranium is released into the market in future years for sale by others, these quantities would represent a source of competition. In December 2008, DOE published a plan for the multi-year disposition of its excess uranium inventories, stating its intention to minimize any material adverse impacts on the domestic uranium mining, conversion and enrichment industries. As part of this plan, DOE awarded a three-year contract in 2009 to Nuclear Fuel Services and WesDyne International to downblend 12.1 metric tons of highly enriched uranium to produce about 220 metric tons of LEU (containing roughly 1.5 million SWU). As payment, the contractors will receive a portion of the resulting LEU. The remainder will be stored for DOE to provide fuel supply assurance for utilities that participate in the DOE’s mixed oxide program for disposition of surplus weapons plutonium.
     LEU that we supply to foreign customers is exported under the terms of international agreements governing nuclear cooperation between the United States and the country of destination or other entities. For example, exports to countries comprising the European Union take place within the framework of an agreement for cooperation (the “EURATOM Agreement”) between the United States and the European Atomic Energy Community, which, among other things, permits LEU to be exported from the United States to the European Union for as long as the EURATOM Agreement is in effect. The EURATOM Agreement also provides that nuclear equipment and material imported from Euratom countries cannot be used by the United States for military purposes. This limitation will apply to centrifuges imported for the Urenco USA and Areva Eagle Rock plants. It does not apply to enrichment equipment produced in the United States using U.S. technology, such as the American Centrifuge technology.
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
     Under the terms of the settlement agreement, the parties immediately withdrew or requested dismissal of all pending appeals and DOC proceedings. This brought to an end all litigation and administrative proceedings regarding DOC’s 2002 antidumping duty order, which is now expected to remain in place until at least the next five-year “sunset” review in 2012. The conclusion of this litigation allowed the U.S. government to finalize the amount of duties owed on imports of French LEU subject to that trade case. Under provisions of U.S. law, commonly known as the Byrd Amendment, USEC, as an affected domestic producer, sought recoveries from the antidumping duties collected on covered imports through September 2007. Under the terms of the settlement agreement, USEC realized $70.7 million (pretax) in December 2009 from U.S. government distributions of duties deposited by Eurodif S.A. or its affiliates. The settlement agreement also provides for purchases of SWU by Eurodif in 2009 and 2010 from USEC.
     Limitations on Imports of LEU from Russia
     Imports of LEU and other uranium products produced in the Russian Federation (other than LEU imported under the Russian Contract) are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. The September 2008 legislation provides that it supersedes the Russian Suspension Agreement in cases where they conflict.
     The September 2008 legislation imposes annual quotas on imports of Russian LEU through 2020. From 2008-2011, the quotas only permit a small amount of LEU to be imported. The quotas increase moderately in 2012 and 2013, and then from 2014-2020 are set at an amount equal to approximately

20% of projected annual U.S. consumption of LEU. These import quotas are substantially similar to the export quotas established under the Russian Suspension Agreement discussed below. However, the legislation also includes the possibility of expanded quotas of up to an additional 5% of the domestic market annually beginning in 2014 if the Russian Federation continues to downblend highly enriched uranium after the Russian Contract is complete. As with the Russian Suspension Agreement, the legislation also permits unlimited imports of Russian LEU for use in initial cores for any new U.S. nuclear reactor.
     As amended in February 2008, the Russian Suspension Agreement permits the Russian government to sell a stockpile of LEU containing about 400,000 SWU located in the United States, and establishes annual export quotas for the sale of Russian uranium products to U.S. utilities substantially similar to those in the September 2008 legislation. It also permits unlimited exports of Russian LEU for use in initial cores for any U.S. nuclear reactors entering service for the first time. In 2021, the suspended investigation (and the Russian Suspension Agreement) will be terminated and the export quotas will no longer apply.
     Both the Russian Suspension Agreement and the September 2008 legislation permit the Secretary of Commerce to increase the quotas for Russian LEU in situations where supply is insufficient to meet U.S. demand for LEU.
Employees
     A summary of our employees by location follows:

		No. of Employees
		at December 31,
Location		2009	2008
Paducah GDP	Paducah, KY	1,210	1,172

Portsmouth GDP	Piketon, OH	1,106	1,156

American Centrifuge	Primarily Oak Ridge, TN and Piketon, OH	442	500

NAC	Primarily Norcross, GA	57	62

Headquarters	Bethesda, MD	93	88

	Total Employees	2,908	2,978
     The United Steelworkers (“USW”) and the Security, Police, Fire Professionals of America (“SPFPA”) represented 55% of the employees at the GDPs at December 31, 2009. The number of employees represented and the term of each contract follows:

		Contract
	Number of Employees	Term
Paducah GDP:
USW Local 5-550	608	July 2011
SPFPA Local 111	80	March 2012

Portsmouth GDP:
USW Local 5-689	478	May 2010
SPFPA Local 66	100	August 2012
     Contract renewal discussions with USW Local 5-689 are underway.

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
The long-term viability of our business depends on our ability to replace our current enrichment facility with competitive gas centrifuge enrichment technology.
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
     We are developing and deploying an advanced uranium enrichment centrifuge technology, which we refer to as the American Centrifuge technology, as a replacement for our gaseous diffusion technology. The construction and deployment of the American Centrifuge Plant (“ACP”) is a large and capital-intensive undertaking that is subject to numerous risks and uncertainties.
     If we are unable to successfully and timely deploy the ACP or an alternative enrichment technology on a cost-effective basis, due to the risks and uncertainties described in this section or for any other reasons, our gross profit margins, cash flows, liquidity and results of operations would be materially and adversely affected and our business likely would not remain viable over the long term.
Demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project could adversely affect our ability to successfully deploy the ACP.
     As a result of the August 4, 2009 announcement of the delay in the final review of our loan guarantee application for the ACP until at least early 2010, we have demobilized construction and certain other deployment activities for the American Centrifuge project in order to preserve liquidity as we evaluate the strategic options for the future of the project. The demobilization will significantly increase our costs for the project and delay the schedule for deployment of the ACP. We are currently evaluating the impact of the demobilization on cost and schedule and the impact could cause the project to no longer be economically viable as it is currently envisioned.
     Depending on the length of the demobilization period, the availability of funding for the project in the interim and other factors, we may not be successful in our efforts to maintain the manufacturing infrastructure developed in the last several years. As part of the demobilization, over 1,300 project jobs have been lost including approximately 120 jobs at USEC and the remainder at our suppliers. Many of these jobs were held by employees with security clearances and other specialized skills that may be difficult to promptly obtain again as we re-hire or replace employees. In addition, as a result of the demobilization, we may have difficulty keeping suppliers and other third parties engaged in the project, and the demobilization may adversely affect our ability to negotiate favorable terms with such suppliers and other third parties.
     The demobilization could also affect our relationships with customers and our ability to secure and retain sales for output from the ACP. The demobilization may also result in extending the time we must rely on continued operation of the Paducah GDP, which may negatively impact our competitive position in the enrichment market.

     Any of these outcomes could substantially reduce our future revenues, gross profit margins, liquidity and cash flows and adversely affect our ability to successfully deploy the ACP. This could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.
We may not be successful in our efforts to address the concerns raised by the U.S. Department of Energy (“DOE”) regarding our loan guarantee application and to obtain a loan guarantee from DOE, which would have a significant impact on the American Centrifuge project and our prospects.
     We must raise capital to remobilize and to complete the ACP. We view the DOE Loan Guarantee Program as the path for obtaining the debt financing to complete the American Centrifuge project. We also believe that without a clear path forward to obtaining a DOE loan guarantee our prospects for raising capital for the ACP from other third parties are significantly diminished. Therefore, we believe that a loan guarantee is critical to the future of the American Centrifuge project and our prospects. However, we cannot give any assurance that we will be selected or that we will receive a DOE loan guarantee at all, in the amount or the timeframe we seek or on terms that we find acceptable.
     The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. We applied for $2 billion in funding in July 2008. On August 4, 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application for the ACP until at least early 2010. DOE has raised several issues with respect to our loan guarantee application, both financial and technical, that we will be required to address to DOE’s satisfaction in order to obtain a loan guarantee. We are working to address these issues. Our efforts to address DOE’s concerns are focused on:
•	Completing our review of our quality assurance program and implementing corrective actions as needed;

•	Startup and operations of the AC100 lead cascade testing program in early 2010 using upgraded production machines to improve DOE’s confidence in the machines’ reliability through consistent operation;

•	Maintaining and demonstrating centrifuge machine manufacturing capability; and

•	Establishing a revised baseline cost and schedule for the project, taking into account the demobilization and remobilization costs and associated delays.
     If we are not successful in these efforts or in any other efforts we take to address concerns raised by DOE, our ability to obtain a loan guarantee could be jeopardized. Even if we are successful in these efforts, there can be no assurance that we will receive a DOE loan guarantee at all, in the amount or timeframe we seek or on terms that we find acceptable. In addition, if any new issues or concerns arise with respect to the ACP technology or financing, the likelihood of selection for a DOE loan guarantee could be adversely affected.
     The DOE Loan Guarantee Program is a competitive process. We have requested a loan guarantee for $2 billion, which is the entire amount currently allocated in the solicitation for front-end nuclear facilities. Areva, a company 92% owned by the French government, also has applied for $2 billion of funding under the program for a proposed plant in the U.S. and is being considered by DOE. A decision to award a loan guarantee to Areva, absent action to expand or otherwise ensure that there are sufficient funds available for additional loan guarantees for the front end of the nuclear fuel cycle, would adversely affect our prospects for a loan guarantee and other third-party financing.

     We have retained a financial advisor to explore strategic alternatives for USEC. A strategic transaction could address financial concerns of DOE with respect to the ability of the American Centrifuge project to mitigate cost and other risk. Therefore, the timing of and the likelihood of consummation of any strategic alternatives that we may pursue could also affect the timing of and likelihood of our obtaining a loan guarantee and our ability to continue to fund the ACP. There can be no assurance regarding the timing of or whether the Board of Directors will elect to pursue any of the strategic alternatives it may consider, or that any such alternative if pursued will be consummated or, even if consummated, will result in the successful deployment of ACP or other technologies.
     We have demobilized construction and certain other activities for the project because of a lack of progress in obtaining a loan guarantee. If we determine that we do not see a path forward to the receipt of loan guarantee funding or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee, or for other reasons, including as needed to preserve our liquidity, we may reduce spending and staffing on the project even further or might be forced to take other actions, including terminating the project. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.
     We also cannot give any assurances that if we are selected to proceed with negotiations under the DOE Loan Guarantee Program, sufficient funds will be allocated to our project. We believe that additional capital beyond the $2 billion of DOE loan guarantee funding that we have applied for and our internally generated cash flow will be required to complete the project. The amount of additional capital that we will need will depend on a variety of factors, including how we ultimately determine to restructure and deploy the project, the input we receive from our suppliers as part of our ongoing negotiations, the length of the demobilization, and efficiencies and other cost savings that we are able to achieve. We expect that the amount of additional capital needed will be significant.
Apart from a DOE loan guarantee, deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.
     We cannot assure you that we will be able to attract the capital we need to complete the American Centrifuge project in a timely manner or at all. Factors that could affect our ability to obtain financing or the cost of such financing include:
•	our ability to get loan guarantees or other support from the U.S. government,

•	competition for financing or loan guarantees from another uranium enrichment project and nuclear-related projects generally,

•	our ability to pursue and consummate a strategic transaction on terms acceptable to us or otherwise address the financial concerns identified by DOE,

•	the success of our demonstration of the American Centrifuge technology and our ability to address the technical concerns and risks identified by DOE,

•	the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant (described below),

•	our ability to secure long-term SWU purchase commitments from customers on satisfactory terms, including adequate prices,

•	the level of success of our current operations,

•	SWU prices,

•	USEC’s perceived competitive position and investor confidence in our industry and in us,

•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements,

•	additional downgrades in our credit rating,

•	market price and volatility of our common stock,

•	general economic and capital market conditions,

•	conditions in energy markets,

•	regulatory developments,

•	our reliance on LEU delivered to us under the Russian Contract and uncertainty regarding prices and deliveries under the Russian Contract, and

•	restrictive covenants in the agreements governing our revolving credit facility and in our outstanding notes and any future financing arrangements that limit our operating and financial flexibility.
We have demobilized the American Centrifuge project and increased costs and cost uncertainty could adversely affect our ability to finance and deploy the American Centrifuge Plant.
     In 2008, we established a baseline project budget for the ACP of $3.5 billion. This budget included amounts already spent but did not include financing costs or financial assurance. Through December 31, 2009, we had invested approximately $1.7 billion on the project. As a result of the demobilization, anticipated higher machine manufacturing costs, anticipated remobilization costs, and other factors, we expect that the cost of the project as it is currently envisioned will significantly exceed the baseline project budget established in 2008. However, we do not yet have an updated project budget or revised estimate of the cost to complete the ACP. Increases in the cost of the ACP increase the amount of external capital we must raise and could threaten our ability to successfully finance and deploy the ACP. We believe that additional capital beyond the $2 billion of DOE loan guarantee funding that we have applied for and our internally generated cash flow will be required to complete the project. The amount of additional capital that we will need will depend on a variety of factors, including how we ultimately determine to restructure and deploy the project, the input we receive from our suppliers as part of our ongoing negotiations, the length of the demobilization, and efficiencies and other cost-savings that we are able to achieve. We expect that the amount of additional capital needed will be significant. As we seek the most cost-effective deployment plan, we are evaluating a number of factors including the scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date.
     We cannot assure investors that, if remobilized, the costs associated with the ACP will not be materially higher than anticipated or that efforts that we take to mitigate or minimize cost increases will be successful or sufficient. Our cost estimates and budget for the ACP have been, and will continue to be, based on many assumptions that are subject to change as new information becomes available or as events occur. Regardless of our success in demonstrating the technical viability of the American Centrifuge technology, uncertainty surrounding our ability to accurately estimate costs or to limit potential cost increases could jeopardize our ability to successfully finance and deploy the ACP. Our inability to finance and deploy the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

Delays in our deployment of the American Centrifuge technology could adversely affect the overall economics, ability to finance and the likelihood of successful deployment of the ACP.
     The demobilization of the American Centrifuge project has significantly delayed the project. We have also experienced a delay in our timetable for operation of the initial AC100 cascade as part of our Lead Cascade test program as a result of start-up issues. We have also experienced delays in the past from a variety of factors, including the failure of certain materials to meet specifications, performance problems with, and failures of, certain centrifuge components and our transition to machine manufacturing by our suppliers. Our efforts to reduce the centrifuge machine cost through value engineering have been delayed due to our need to focus necessary resources on resolving issues related to Lead Cascade operations and we have continued to be unable to devote the necessary resources to value engineering.
     As a result of these and other factors, including factors and circumstances similar to those that have delayed us in the past, if we remobilize, we may be unable to meet any revised project schedule. Significant delays in our schedule could:
•	increase our costs for the project, both on an overall basis and in terms of the incremental costs we must incur to recover from delays;

•	cause us to fail to meet a milestone under the 2002 DOE-USEC Agreement which could cause DOE to exercise the remedies described in the risk factor relating to the 2002 DOE-USEC Agreement;

•	make it more difficult for us to attract and retain customers and adversely affect our ability to compete with other enrichment plants being built in the U.S.;

•	make it more difficult for us to maintain key suppliers for the ACP and the manufacturing infrastructure developed over the last several years; and

•	extend the time under which we are contractually or otherwise required to continue to operate our high-cost Paducah GDP.
     Any of these outcomes could substantially reduce our revenues, gross profit margins, liquidity and cash flows and adversely affect the overall economics, ability to finance and the likelihood of successful deployment of the ACP. This would have a material adverse impact on our business and prospects because we believe the long-term viability of our business depends on the successful deployment of competitive gas centrifuge enrichment technology. To minimize schedule delays, we have made, and may continue to make, key decisions, including decisions to expend or commit to expend large amounts of capital and resources, before we have financing to complete the ACP and before we have received all relevant centrifuge machine performance data and confirmation of the American Centrifuge project’s costs, schedule and overall viability. This increases the overall risk of successful deployment of the project.

We are required to meet certain milestones under the 2002 DOE-USEC Agreement and our failure to meet these milestones could cause DOE to exercise one or more remedies under the 2002 DOE-USEC Agreement.
     The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. As amended in January 2010, the following four milestones remain under the 2002 DOE-USEC Agreement:
•	November 2010 – Secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year (the “Financing Milestone”);

•	August 2010 – begin commercial American Centrifuge Plant operations;

•	November 2011 – commercial American Centrifuge Plant annual capacity at 1 million SWU per year; and

•	May 2013 – commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year.
     In a January 2010 amendment to the 2002 DOE-USEC Agreement, DOE and USEC agreed to discuss adjustment of the August 2010, November 2011 and May 2013 milestones as may be appropriate based on, among other things, progress in achieving the November 2010 Financing Milestone and the technical progress of the program. However, we may not be able to reach an acceptable agreement regarding possible adjustments and DOE may assert that a delaying event was within our control or due to our fault or negligence. As part of the January 2010 amendment, DOE and USEC acknowledged that no part of the 2002 DOE-USEC Agreement, including the milestones for the ACP, is dependent on the issuance by DOE of a loan guarantee to us. However, we have communicated to DOE that obtaining a timely commitment and funding for a loan guarantee from DOE is necessary in order for us to meet the remaining four milestones and complete the ACP.
     We may not be able to meet the Financing Milestone by November 2010 and our ability to meet that milestone may be largely outside of our control. Until we have met the Financing Milestone, DOE has full remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within our control or was due to our fault or negligence. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer certain of our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that we be removed as the sole U.S. Executive Agent under the Megatons to Megawatts program. Any of these actions could have a material adverse impact on our business and prospects. Uncertainty surrounding the milestones under the 2002 DOE-USEC Agreement could adversely affect our ability to obtain financing for the American Centrifuge project or to pursue or consummate a strategic transaction.

The centrifuge machines and supporting equipment that we deploy in the American Centrifuge Plant may not meet our performance targets, which would adversely affect the overall economics of the ACP.
     The target output for the ACP is based on assumptions regarding performance and availability of machines and related equipment and actual performance may be different than we expect. Factors that can influence performance include:
•	The success of our efforts to optimize the machine we expect to deploy in the ACP;

•	The performance and reliability of individual components built by our strategic suppliers;

•	Our ability to successfully transition the technology to build AC100 machines to our strategic suppliers; and

•	Differences in actual commercial plant conditions from the conditions used to generate our test data.
     We have experienced issues with respect to replicating earlier high performance in individual machines and in a cascade configuration. We expect that the machines in the initial AC100 Lead Cascade will have a throughput somewhat less than our targeted performance goal of 350 SWU per machine, per year, as we continue to tune the AC100 series machine, and the initial machines deployed in the ACP could also achieve less than our targeted performance goal. However, we continue to believe that we will be able to assemble and install machines that exceed our targeted performance goal in one or more discrete steps as we build out the ACP. Our failure to achieve targeted performance or significant delays in achieving targeted performance could affect the overall economics of the ACP and our ability to finance and the likelihood of successful deployment of the ACP. This could have a material adverse impact on our business and prospects. Assumptions with respect to the overall economics of the ACP may also depend on expectations regarding improved performance at some point in time that may not be achievable in the timeframe expected or at all.
We rely on third-party suppliers for key components for our AC100 machine and the American Centrifuge Plant.
     We rely on third-party suppliers for key American Centrifuge components. Although the American Centrifuge project has been demobilized, we continue to purchase from suppliers key components for the AC100 machines that we are adding to the Lead Cascade. The operation of the Lead Cascade is critical to the deployment of the technology and to our addressing concerns raised by DOE with respect to our loan guarantee application. In the event we remobilize the project, our dependence on key suppliers could increase. The failure of any of our suppliers to provide their respective components as scheduled or at all or of the quality and the precise specifications we need could result in substantial delays in, or otherwise materially hamper, the deployment of the ACP.
     There are a limited number of potential suppliers for these key components and finding alternate suppliers could be difficult, time consuming and costly. In addition, because such suppliers are few and due to our dependence on them for key components, our ability to obtain favorable contractual terms with these suppliers is limited. We may also have issues with respect to the retention of key suppliers as a result of the demobilization, which could adversely affect our ability to remobilize. We have entered into and expect to enter into future agreements with suppliers in which we bear certain cost, schedule and performance risk. Although we will seek to manage these risks, we cannot provide any assurance that we will be able to. This could result in cost increases and unanticipated delays. Our inability to effectively integrate these suppliers and other key third-party suppliers could also result in delays and otherwise increase our costs. Delays could also occur if we decide to search for alternate suppliers or to self-perform certain items that we previously anticipated outsourcing to third-party suppliers.

Significant increases in the cost of the electric power supplied to the Paducah GDP have materially increased our overall production costs and may, in the future, increase our cost of sales to a level above the average prices we bill our customers.
     Electric power constitutes approximately 70-75% of the production cost at the Paducah GDP. We purchase most of our electric power for the Paducah GDP from the Tennessee Valley Authority (“TVA”) under a multi-year power contract with TVA that expires in May 2012. The base price of power under our power contract with TVA increases moderately each year through 2012. However, our power costs under the contract are also subject to monthly adjustments to account for changes in TVA’s fuel costs, purchased-power costs, and related costs, which means that our actual power costs could be greater than we anticipate. The impact of the fuel cost adjustment has been negative for USEC, imposing an average increase over base contract prices of about 6% in 2009, 15% in 2008 and 8% in 2007. The fuel cost adjustment under the TVA contract in 2010 and beyond could be greater than we experienced in 2009, and could also be very volatile. Factors that could affect TVA’s fuel and purchased-power costs and the amount of the fuel cost adjustment include coal prices, purchased-power costs and hydroelectric power generation. We also purchase additional power for delivery during the summer months at market prices, which is the time of the year when market prices tend to be the highest.
     Some form of additional government regulation may be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and such regulation could result in the creation of substantial additional costs for power suppliers in the form of taxes or emission allowances or other increased operating or capital costs. Most of these additional costs would likely be passed through to electricity consumers, in which case our power costs could increase in the future. In 2009, approximately half of TVA’s electricity was generated by coal-fired power plants, which are producers of carbon dioxide and so would likely be affected by any regulation.
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
     Although we are currently signing new contracts with customers in which prices for future deliveries are adjusted, in part, on the basis of changes in a power cost index or a multiplier of our GDP unit power cost, many of our sales contracts (particularly those reflecting terms agreed to prior to 2006) do not include provisions that permit us to pass through increases in power prices to our customers. As a result, our profit margins and cash flows under these older sales contracts are significantly reduced by higher power costs. Additionally, profit margins under new sales contracts that we enter into may be similarly impacted to the extent the adjustments in the power cost index are not sufficient to account for increases in our power costs. Accordingly, if our power costs rise and mitigating steps are unavailable or insufficient, production at the Paducah GDP could become uneconomic, which will adversely affect the long-term viability of our business. Increases in our power costs also reduce the value to us of underfeeding.
     In accordance with the TVA power contract, we provide financial assurance to support our payment obligations to TVA, including providing an irrevocable letter of credit and making weekly prepayments based on TVA’s estimate of the price and our usage of power. A significant increase in the price we pay for power could increase the amount of this financial assurance, which could adversely affect our liquidity and reduce capital resources otherwise available to fund our operations.

     Beginning September 1, 2010 through the expiration of the contract in May 2012, the quantity of power available to us under the contract in the non-summer months is reduced, which means we may seek to purchase additional power, the price and availability of which is uncertain. In addition, capacity and prices under the TVA contract are only agreed upon through May 2012 and we have not yet contracted for power for periods beyond that time. If we want to purchase power to operate the Paducah GDP beyond May 2012, we may be unable to reach an acceptable agreement and we are at risk for additional power cost increases in the future.
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

     Production interruptions at the Paducah GDP could be caused by a variety of factors, such as:
•	equipment breakdowns,

•	interruptions of electric power, including those interruptions permitted under the TVA power agreement, or an inability to purchase electric power at an acceptable price,

•	regulatory enforcement actions,

•	labor disruptions,

•	unavailability or inadequate supply of uranium feedstock,

•	extreme weather conditions,

•	natural or other disasters, including seismic activity in the vicinity of the Paducah GDP, which is located near the New Madrid fault line, or

•	accidents or other incidents.
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
The reduced size of our new credit facility may limit our operating and financial flexibility and our ability to expand our revolving credit facility with commitments from additional financial institutions to increase the total capacity beyond $225 million may be limited.
     On February 26, 2010, we replaced our $400.0 million credit facility, scheduled to mature on August 18, 2010, with a new 27-month credit facility that matures May 31, 2012. The new syndicated bank credit facility provides up to $225.0 million in revolving credit commitments. The credit facility contains an accordion feature that allows us to expand the size of the facility up to an aggregate of $350.0 million in revolving credit commitments, subject to our obtaining additional commitments. However, we may not be successful in our efforts to secure additional lender commitments.
     Under the terms of the new credit facility, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when availability falls below certain thresholds, the credit facility permits us to spend up to $90 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). However, for every additional dollar of aggregate lender commitments that we obtain under the accordion feature described above, the ACP Spending Basket is increased by one dollar up to a maximum of $165 million. The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project. In addition to the ACP Spending Basket, the new credit facility also permits the investment in the American Centrifuge project of net proceeds from additional equity capital raised by us, subject to certain provisions and certain limitations when availability falls below certain thresholds. If we are unable to expand the size of the credit facility (and the ACP Spending Basket) through the accordion feature described above or to raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket would necessitate further reductions in spending on the American Centrifuge project. Our spending on the American Centrifuge project will need to take into account existing contractual obligations, including anticipated payments for materials to be delivered as well as project contract termination costs.
The rights of our creditors under the documents governing our indebtedness may limit our operating and financial flexibility and increase the difficulty of complying with the obligations governing our indebtedness.
     Our revolving credit facility includes various operating and financial covenants that restrict our ability, and the ability of our subsidiaries, to, among other things, incur or prepay other indebtedness, grant liens, sell assets, make investments and acquisitions, consummate certain mergers and other fundamental changes, make certain capital expenditures and declare or pay dividends or other distributions. Most of these covenants are more restrictive than the corresponding covenants under our prior credit facility. The more restrictive nature of the covenants, combined with the smaller size of the credit facility, makes compliance with the covenants under the credit facility more difficult should we encounter unanticipated adverse events. Complying with these covenants may also limit our flexibility to successfully execute our business strategy. For example, as described in the risk factor above, these covenants limit, with certain exceptions, the amount we can invest in the American Centrifuge project. The revolving credit agreement also requires that we maintain a minimum level of available borrowings and contains reserve provisions that may periodically reduce the available borrowings under the credit facility.
     Our failure to comply with obligations under the revolving credit facility or other agreements such as the indenture governing our outstanding convertible notes, and surety bonds, or the occurrence of a “fundamental change” as defined in the indenture governing our outstanding convertible notes or the occurrence of a “material adverse effect” as defined in our credit facility, could result in an event of default under one or more of the documents governing our indebtedness. We cannot provide assurances that we would be able to cure any default and, in certain cases, the applicable documents governing our indebtedness may not provide us the opportunity to cure a default. A default, if not cured or waived, could result in the acceleration of our indebtedness and, in the case of the revolving credit facility, could require us to fully cash collateralize all outstanding letters of credit. In addition, a default under one of the documents governing our indebtedness, such as our credit facility, could constitute a default under another document governing our indebtedness, such as the indenture governing our outstanding convertible notes. If, as a result of a default, our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Further, even if we are able to pay or refinance the accelerated indebtedness, we may not be able to remedy the consequence of a default under the documents governing our other indebtedness or obligations, including the indenture governing our outstanding convertible notes.

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
     Additionally, an increase in the price for SWU could result in an increase in the price that we pay for the SWU component of Russian LEU. Currently, the price we are charged for the SWU component of Russian LEU under the Russian Contract is determined by a formula that combines a mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points. However, increases in market prices will increase the prices Russia charges us and can substantially increase our costs of sales and inventories. This increase, if not offset by increases in our sales prices, would adversely affect our cash flows and results of operations.
The release of excess government stockpiles of natural uranium and LEU into the market could depress market prices and reduce demand for natural uranium and LEU.
     The U.S. and foreign governments have stockpiles of natural uranium and LEU that they could sell in the market. In addition, LEU may be produced by downblending stockpiles of highly enriched uranium owned by the U.S. and foreign governments. The release of these stockpiles into the market can depress prices and reduce demand for natural uranium and LEU from us, which could adversely affect our revenues, cash flows and results of operations.
The long-term nature of our customer contracts could adversely affect our results of operations in current and future years.
     As is typically the case in our industry, we sell nearly all of our LEU under long-term contracts. The prices that we charge under many of our existing contracts (particularly those reflecting terms agreed to prior to 2006) only increase based on an agreed upon inflation index. Therefore, prices under older contracts will not increase with changes that result in increases in our actual costs, such as increased power costs or increases in the prices we pay under the Russian Contract, and do not permit us to take advantage of market increases in the price of SWU. Many newer contracts use changes in market price indexes and power price indexes as components of the price, but do not directly pass through to customers the actual increases in our costs. These limitations, combined with our cost structure and our sensitivity to increased power costs due to the power-intensive gaseous diffusion technology that we currently depend on, could reduce our ability to cover our cost of sales with revenues earned under our customer contracts and could materially and adversely impact our gross profit margins and cash flows in current and future periods.
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
     In addition, Louisiana Energy Services, a group controlled by Urenco and rebranded as Urenco USA in January 2010, is constructing a gas centrifuge uranium enrichment plant in Lea County, New Mexico. Urenco USA operations are expected to begin in 2010 following the completion of the NRC’s Operational Readiness Review which commenced in late 2009. Urenco reported planned capacity for Urenco USA of 3.7 million SWU per year in 2013 and 5.7 million SWU per year in 2015.
     Areva announced in December 2008 that it submitted a license application to the NRC to build its proposed Eagle Rock centrifuge uranium enrichment plant near Idaho Falls, Idaho. Areva’s plan calls for initial production in 2014 with a targeted production rate of 3 million SWU per year reached in 2018.
     We also face potential competition from GE Hitachi, which has begun a phased development process with the goal of constructing a commercial enrichment plant in Wilmington, North Carolina using an Australian laser enrichment technology known as SILEX. Activities are currently focused on a test loop facility to determine performance and reliability data, which could be used to make a decision on whether or not to proceed with the construction of a commercial plant. All of these represent competition in our efforts to sell SWU, including output from ACP.
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
     Our 10 largest customers in our LEU segment represented 55% of our total revenue in 2009, and our three largest customers in our LEU segment represented 28% of our total revenue in 2009. To the extent our existing contracts with these customers include prices that are greater than the prices at which we could sell to others, a reduction in purchases from these customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption in their operations that reduces their need for LEU from us, could adversely affect our business and results of operations. Conversely, to the extent that our contracts with these customers include prices that are lower than the prices at which we could sell to others, a decision by these customers to exercise options under these contracts to purchase more from us also could adversely affect our business and results of operations.
     We are seeking to improve the pricing under new long-term contracts with our customers as existing contracts come up for renewal. However, because price is a significant factor in a customer’s choice of a supplier of LEU, when contracts come up for renewal, customers may reduce their purchases from us if we attempt to increase our prices in order to offset increases in our costs, resulting in the loss of new sales contracts. Moreover, once lost, customers may be difficult to regain because they typically purchase LEU under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with our largest customers, our ability to raise prices in order to respond to increases in costs or other developments may be limited. In addition, because we have a fixed commitment through 2013 to order LEU derived from at least 30 metric tons of highly enriched uranium each year under the Russian Contract and to purchase the approximately 5.5 million SWU deemed to be contained in such material, any reduction in purchases from us by our customers below the level required for us to resell both our own production and the Russian material could adversely affect our revenues, cash flows and results of operations.
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
     Emerging markets such as China and India have not yet adopted comprehensive nuclear liability legislation or joined international treaties that channel legal liability for injury and property damage arising from nuclear incidents to the operator of the facilities where the incidents occur. Accordingly, unless we are able to adequately limit our exposure to claims arising from such incidents, we may be unable or unwilling to meet the growing demand for LEU in these markets, which could adversely affect our ability to compete in these markets and our prospects.

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
     We, or our subsidiaries, are a party to a number of agreements and arrangements with the U.S. government that are important to our business, including:
•	leases for the gaseous diffusion plants and American Centrifuge facilities,

•	the Executive Agent agreement under which we are designated the U.S. Executive Agent and purchase the SWU component of LEU under the Russian Contract,

•	the 2002 DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and the American Centrifuge technology,

•	electric power purchase agreements with the Tennessee Valley Authority,

•	contract work for DOE and DOE contractors at the Portsmouth and Paducah GDPs, including maintenance of the Portsmouth GDP in preparation for a DOE decontamination and decommissioning program, and

•	NAC consulting and spent fuel storage and transportation activities.
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

Work under U.S. government contracts may not continue. Our existing U.S. government contracts work is subject to continued appropriations by Congress and may be limited or terminated if future funding is not made available or if the contracts are not extended or if a potential organizational conflict of interest is not resolved or mitigated.
     During 2009, approximately 9% of our revenue was earned from work under U.S. government contracts. All contract work for DOE, including Portsmouth GDP maintenance and certain NAC consulting and transportation activities, are subject to the availability of DOE funding and congressional appropriations and subject to DOE’s decision to extend or terminate the contracts. If funds were not available or if the contracts expire or terminate, we could be required to terminate these operations and incur related termination costs. In addition, the criteria for awarding future contracts for the work may be such that we would not be eligible to compete for such contracts or may not be successful in obtaining the contract, which could adversely affect our results of operations.
     DOE and USEC are finalizing a definitive agreement that includes a specific statement of work and other contractual terms and conditions relating to Portsmouth GDP maintenance work through September 30, 2010. DOE has also indicated that it is considering the need for a transition contract for work after September 30, 2010. Our ability to perform work after that date may be limited. During June 2009, DOE issued requests for proposals (“D&D RFP”) to perform decontamination and decommissioning work at the Portsmouth GDP. Due to potential organizational conflicts of interest (“OCI”), USEC elected to not submit a proposal as a prime contractor under the D&D RFP. DOE’s D&D RFP requires any proposal that includes USEC as a subcontractor must include a detailed OCI mitigation plan. If we are not able to resolve or mitigate these OCI issues, we could be precluded from performing work as a subcontractor under the D&D RFP and that could have an adverse effect on the results of our U.S. government contracts operations in future periods. Further, future work as a subcontractor may be offered on terms and conditions that are not acceptable to us.
Revenue from U.S. government contract work is subject to audit and costs may be revised or disallowed. Billing rates are subject to audit and revision by DOE which may delay payment of costs.
     Revenue from U.S. government contract work is based on cost accounting standards and allowable costs that are subject to audit by the Defense Contract Audit Agency. Our billing rates are also subject to audit and must be approved by DOE. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs. Audit adjustments, unilateral rate disallowances by DOE or delays by DOE in approving rate increases could reduce the amounts we are allowed to bill for DOE contract work, require us to refund to DOE a portion of amounts already billed, or delay us in receiving timely recovery of costs, which could adversely affect liquidity, cash flows and results of operations. Also refer to Item 7, “—Overview — Revenue from U.S. Government Contracts” and “DOE Contract Services Matter” in note 16 to the consolidated financial statements.
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
     We lease facilities from DOE for the Paducah and Portsmouth GDPs, the American Centrifuge Plant and centrifuge test facilities in Piketon, Ohio and Oak Ridge, Tennessee. Pursuant to the Price-Anderson Act, DOE has indemnified us against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under the DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. The DOE indemnification does not apply to incidents outside the United States, including in connection with international transportation of LEU.
     While DOE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from DOE and DOE may determine that some or all costs are not reimbursable under the indemnification.
     We do not maintain any nuclear liability insurance for our operations at the gaseous diffusion plants. Further, American Nuclear Insurers, the only provider of nuclear liability insurance, has declined to provide nuclear liability insurance to the American Centrifuge Plant due to past and present DOE operations on the site. In addition, the Price-Anderson Act indemnification does not cover loss or damage to property located on our facilities due to a nuclear incident.
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
     Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under contracts with customers. As of December 31, 2009, our backlog was an estimated $8.0 billion, including $1.5 billion expected to be delivered during 2010. There can be no assurance that the revenues projected in our backlog will be realized, or, if realized, will result in profits. Backlog is partially based on customers’ estimates of their fuel requirements and other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. For example, some of our contracts include pricing elements based on SWU or uranium market prices prevailing at the time of delivery. Pricing elements may include escalation based on a general inflation index, a power price index or a multiplier of our actual unit power cost. We utilize external composite forecasts of future market prices and inflation rates in estimating prices that we will be entitled to charge in the future. These forecasts may not be accurate, and therefore our estimates of future prices could be overstated. Any inaccuracy in our estimates of future prices would add to the imprecision of our backlog estimate.
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
     We do not recognize revenue for uranium or SWU sales in our LEU segment until LEU is physically delivered. Consequently, in sales transactions where we have received payment and title has transferred to the customer but delivery has not occurred because the terms of the agreement require us to hold uranium to which the customer has title or because a customer encounters delays in taking delivery of LEU at our facilities, recognition of revenue is deferred until LEU is physically delivered. This deferral can potentially be over an indefinite period and is outside our control and can result in volatility in our quarterly and annual results. If, in a given period, a significant amount of revenue is deferred or a significant amount of previously deferred revenue is recognized, earnings in that period will be affected, which could result in volatility in our quarterly and annual results. Additional information on our deferred revenue is provided in note 7 to our consolidated financial statements.
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
     Under customer contracts with us for the supply of LEU to meet requirements for specific time periods or specific reactor refuelings, our customers order LEU from us based on their refueling schedules for nuclear reactors, which generally range from 12 to 18 months, or in some cases up to 24 months. Customer payments for the SWU component of such LEU typically average approximately $15 to $20 million per order. As a result, a relatively small change in the timing of customer orders due to a change in a customer’s refueling schedule may cause our operating results to be substantially above or below expectations, which could have an adverse effect on our cash flows.
The continuing effects of the recent global financial crisis may adversely affect our liquidity, business and prospects.
     The recent global financial crisis has resulted in, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity values worldwide, and a global recession, all of which could adversely affect our liquidity, business and prospects. The global recession has resulted in a lower growth forecast for electric power demand, which may slow the need for new base load nuclear power capacity and could result in slower growth in demand for LEU and increased price competition. This could adversely affect our future revenues and results of operations. The effects of the global financial crisis could also affect our customers or potential customers’ access to capital, which could result in a delay or cancellation of plans to build additional reactors, and otherwise affect the growth and outlook of the nuclear industry. We could also face increased credit risk with respect to customer collections.
     The recent global financial crisis could affect our ability to draw on our revolving credit facility and therefore adversely affect our liquidity. Our access to funds under our revolving credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from borrowers within a short period of time.
     The recent global financial market crisis could also result in additional reductions in the fair value of our pension and postretirement benefit plan assets and higher than expected net benefit costs and additional future funding obligations, as described in note 10 to our consolidated financial statements, which could adversely affect our financial condition and results of operations.

The levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts we have to contribute to fund future pension and postretirement benefit liabilities could adversely affect our earnings and cash flows in future periods.
     Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension and postretirement benefit plans. Generally accepted accounting principles in the United States (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial markets and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension and postretirement benefit expenses for the following year are the discount rate, the expected rate of return on plan assets, healthcare cost trend rates and the rate of increase in future compensation levels. The rate of return on our pension assets and changes in interest rates affect funding requirements for our defined benefit pension plans. The minimum amount we contribute to our pension plans is regulated by the IRS and the Pension Protection Act of 2006. The amount we are required to contribute to our pension plans can have an adverse affect on our cash flows. For additional information and a discussion regarding how our financial statements are affected by pension and postretirement benefit plan accounting policies, see Critical Accounting Estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 10 to our consolidated financial statements.
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
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to us dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under our contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract. We responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and have been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby and two other cost-type contracts, again potentially in violation of the FCA. We have responded to these assertions and have provided several follow-up responses to DOJ and DOE in response to their requests for additional data and analysis. We believe that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. We intend to defend vigorously any FCA or related claim that might be asserted against us. As part of our continuing discussions with DOJ, we and DOJ have agreed several times to extend the statute of limitations for this matter, most recently to May 3, 2010.
     Contractor Matter
     On October 16, 2009, Rampart Hydro Services, L.P. (“Rampart”) filed a complaint in U.S. District Court for the Southern District of Ohio against USEC and its contractor Fluor Enterprises, Inc. (“Fluor”). Under a contract with USEC, Rampart has been performing work removing concrete from the process buildings as part of the construction and refurbishment of those buildings for USEC’s ACP. Fluor has been administering the contract as agent for USEC. Rampart claims additional monies are owed to it under the contract due to changes required by USEC and/or Fluor and has requested approximately $1.7 million. USEC and Fluor are currently in settlement discussions with Rampart. In the event those discussions do not resolve the litigation, USEC intends to vigorously defend the lawsuit.
     Other
     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Executive Officers of the Company
     Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at March 1, 2010 follow:

Name	Age	Position
John K. Welch	59	President and Chief Executive Officer
John C. Barpoulis	45	Senior Vice President and Chief Financial Officer
Christine M. Ciccone	45	Senior Vice President, External Relations
Peter B. Saba	48	Senior Vice President, General Counsel and Secretary
Philip G. Sewell	63	Senior Vice President, American Centrifuge and Russian HEU
Robert Van Namen	48	Senior Vice President, Uranium Enrichment
W. Lance Wright	62	Senior Vice President, Human Resources and Administration
John M.A. Donelson	45	Vice President, Marketing and Sales
Stephen S. Greene	52	Vice President, Finance and Treasurer
J. Tracy Mey	49	Controller and Chief Accounting Officer
E. John Neumann	62	Vice President, Government Relations
Paul E. Sullivan	57	Vice President, American Centrifuge and Chief Engineer
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
     Christine M. Ciccone has been Senior Vice President, External Relations since August 2009. Prior to joining USEC, Ms. Ciccone was Vice President of Government Relations for Honeywell International, Inc. from 2003 to 2008. Ms. Ciccone also served as special assistant to the President for legislative affairs at the White House from 2001 to 2003. From 1988 to 2001, she served in a number of legislative roles as assistant staff director and general counsel for the Senate Appropriations Committee, as deputy staff director for the Senate Governmental Affairs Committee, as acting staff director and deputy general counsel for the Senate Rules Committee, and as a legislative assistant to Senator Warren Rudman (R-NH).
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
     Paul E. Sullivan has been Vice President, American Centrifuge and Chief Engineer since June 2009 and was Vice President, Operations and Chief Engineer from February 2009 until June 2009. Prior to joining USEC, Mr. Sullivan served for 34 years in the U.S. Navy, retiring with the rank of Vice Admiral. He most recently served as the Commander of the Naval Sea Systems Command. He previously served as Chief Engineer of the Naval Sea Systems Command and Program Manager of the Virginia and Seawolf submarine classes.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
     USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.” High and low sales prices per share follow:

	2009		2008
	High	Low	High	Low
First Quarter ended March 31	$6.00	$3.26	$9.31	$3.15
Second Quarter ended June 30	7.24	4.31	7.09	3.76
Third Quarter ended September 30	6.52	3.22	6.36	4.29
Fourth Quarter ended December 31	4.98	3.50	5.34	2.58
     No cash dividends were paid in 2008 or 2009, and we have no intention to pay cash dividends in the foreseeable future. Our revolving credit facility also prohibits us from paying dividends as discussed in “Liquidity and Capital Resources — Capital Structure and Financial Resources.”
     There are 250 million shares of common stock and 25 million shares of preferred stock authorized. At January 31, 2010, there were 112,686,541 shares of common stock issued and outstanding and approximately 42,000 beneficial holders of common stock. No preferred shares have been issued.
     The following table gives information about the Company’s common stock that may be issued under the USEC Inc. 2009 Equity Incentive Plan and Employee Stock Purchase Plan as of December 31, 2009.

Number of
securities to be
	issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan category	and rights	and rights	compensation plans
Equity compensation plans approved by security holders	3,119,000	$6.84	5,062,000	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,119,000		5,062,000

(1)	Includes approximately 4,005,000 shares with respect to which awards are available for issuance under the USEC Inc. 2009 Equity Incentive Plan (net of awards which terminate or are cancelled without being exercised or that are settled for cash) and approximately 1,057,000 shares available for issuance under the Employee Stock Purchase Plan.
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
     In 2009, we did not make any unregistered sales of equity securities.

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

PERFORMANCE GRAPH
     The following graph shows a comparison of cumulative total returns for an investment in the common stock of USEC Inc., the S&P 500 Index, and a peer group of companies. USEC is the only U.S. company in the uranium enrichment industry. However, USEC has identified a peer group of companies that share similar business attributes with it. This group includes utilities with nuclear power generation capabilities, chemical processing companies, and aluminum companies. USEC supplies companies in the utility industry, and its business is similar to that of chemical processing companies. USEC shares characteristics with aluminum companies in that they are both large users of electric power. The graph reflects the investment of $100 on December 31, 2004 in the Company’s common stock, the S&P 500 Index and the peer group, and reflects the reinvestment of dividends.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2005	2006	2007	2008	2009
USEC Inc.	$100.00	$128.94	$137.25	$97.10	$48.53	$41.62
S&P 500 Index	$100.00	$104.91	$121.48	$128.14	$80.83	$102.23
Peer Group Index[1]	$100.00	$111.20	$130.43	$162.33	$108.14	$126.10

(1)	The Peer Group consists of: Air Products and Chemicals, Inc., Albemarle Corporation, Alcoa Inc., Constellation Energy Group, Inc., Dominion Resources, Inc., Duke Energy Corporation, Eastman Chemical Company, Exelon Corporation, Georgia Gulf Corporation, NL Industries, Inc., PPL Corporation, Praxair, Inc., Progress Energy, Inc., The Southern Company, and XCEL Energy Inc. In accordance with SEC requirements, the return for each issuer has been weighted according to the respective issuer’s stock market capitalization at the beginning of each year for which a return is indicated.

Item 6.	Selected Financial Data
     Selected financial data should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations. Selected financial data have been derived from audited consolidated financial statements.

	Years Ended December 31,
	2009		2008	2007	2006		2005
			(millions, except per share data)
Revenue:
Separative work units	$1,647.0		$1,175.5	$1,570.5	$1,337.4		$1,085.6
Uranium	180.7		217.1	163.5	316.7		261.3
U.S. government contracts and other	209.1		222.0	194.0	194.5		212.4

Total revenue	2,036.8		1,614.6	1,928.0	1,848.6		1,559.3

Cost of sales:
Separative work units and uranium	1,640.3		1,202.2	1,473.6	1,349.2		1,148.4
U.S. government contracts and other	191.8		183.6	166.9	162.5		181.4

Total cost of sales	1,832.1		1,385.8	1,640.5	1,511.7		1,329.8

Gross profit	204.7		228.8	287.5	336.9		229.5
Special charges	4.1	(1)	—	—	3.9	(2)	7.3	(3)
Advanced technology costs	118.4		110.2	127.3	105.5		94.5
Selling, general and administrative	58.8		54.3	45.3	48.8		61.9
Other (income)	(70.7)	(4)	—	—	—		(1.0	)(4)

Operating income	94.1		64.3	114.9	178.7		66.8
Interest expense	1.2		17.3	16.9	14.5		40.0
Interest (income)	(1.3)		(24.7)	(33.8)	(6.2)		(10.5)

Income before income taxes	94.2		71.7	131.8	170.4		37.3
Provision for income taxes	35.7		23.0	35.2	64.2		15.0

Net income	$58.5		$48.7	$96.6	$106.2		$22.3

Net income per share —
Basic	$.53		$.44	$1.04	$1.22		$.26
Diluted	$.37		$.35	$.94	$1.22		$.26
Dividends per share	$—		$—	$—	$—		$.55

	December 31,
	2009	2008		2007		2006	2005
				(millions)
Balance Sheet Data
Cash and cash equivalents	$131.3	$248.5		$886.1	(5)	$171.4	$259.1
Inventories	1,301.2	1,231.9		1,153.4		924.2	1,045.7
Property, plant and equipment, net	1,115.1	736.1		292.2		189.9	171.2
Total assets	3,532.1	3,055.3		3,087.8		1,861.4	2,080.8
Current portion of long-term debt	—	95.7		—		—	288.8
Long-term debt	575.0	575.0		725.0	(5)	150.0	150.0
Other long-term liabilities	598.9	601.5	(6)	337.5		300.3	270.2
Stockholders’ equity	1,275.6	1,162.4	(6)	1,309.5	(5)	986.0	907.6

(1)	The demobilization of the American Centrifuge project resulted in special charges of $2.5 million for one-time termination benefits consisting of severance payments and short-term health care coverage and $1.6 million for various contract terminations.

(2)	Special charges of $3.9 million in 2006 include a $2.6 million impairment of an intangible asset established in 2004 relating to the acquisition of NAC, $1.5 million related to consolidation of office space in connection with the 2005 restructuring plan, and special credits totaling $0.2 million representing changes in estimate of costs for termination benefits charged in 2005.

(3)	The restructuring of headquarters and field operations resulted in special charges of $7.3 million in 2005 related to termination benefits, principally consisting of severance benefits.

(4)	Other income consists of distributions paid to USEC of custom duties collected by the U.S. government as a result of trade actions.

(5)	In September 2007, we raised net proceeds, after underwriter commissions and offering expenses, of approximately $775 million through the concurrent issuance of 23 million shares of common stock and $575 million in aggregate principal amount of convertible notes.

(6)	Retiree benefit plan asset values declined in 2008 which contributed to the increase in other long-term liabilities and the decrease in stockholders’ equity. Subsequently in 2009, retiree benefit asset values increased as financial markets improved. See Note 10 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Our View of the Business Today
     2009 was an active year for USEC as the quantity of SWU delivered to our customers increased by 30% year-over-year, the Paducah plant continued to run at its most efficient levels in decades, and our long-standing trade case was positively resolved following a unanimous U.S. Supreme Court decision. But we also confronted a major disappointment regarding our plans to build the American Centrifuge Plant (“ACP”) in Piketon, Ohio when in August DOE deferred review of our application for a loan guarantee until technical and financial concerns are further addressed.
     Highlights of the year include:
•	Deliveries of SWU to nuclear utilities refueling reactors rebounded as expected in 2009, as our customers refueled more of their reactors as compared to 2008. To meet the increased demand, we monetized the SWU inventory that was built up in 2008 in anticipation of higher sales volumes in 2009.

•	After several years of conflicting administrative and judicial opinions regarding U.S. trade law on the importation of LEU, the U.S. Supreme Court ruled unanimously in January 2009 that LEU imported pursuant to SWU contracts are subject to U.S. antidumping law as interpreted by the U.S. Department of Commerce. That ruling paved the way for USEC and our French government-owned competitor Eurodif S.A. to reach a settlement that ended pending appeals and regulatory proceedings.

•	Our highly successful “Megatons to Megawatts” program that recycles former Soviet-era nuclear warheads into LEU to fuel nuclear power plants reached an important milestone in 2009. In September, the program had eliminated the equivalent of 15,000 nuclear warheads and is on track to finish downblending the equivalent of 20,000 warheads by the completion of the Russian Contract in 2013. In addition, the United States and Russia approved an important amendment to the annual pricing methodology under the Russian Contract that is intended to enhance the stability of pricing for both parties.

•	A severe January ice storm in Kentucky temporarily reduced electric power available for our Paducah plant. In an exemplary recovery effort, our employees there worked quickly but carefully to take uranium enrichment production cells off line under emergency conditions, and then returned the cells to production over several weeks. Production volume within the first quarter of 2009 remained within the range of normal capacity and we were successful in developing and implementing a plan to recover most of the lost production over the course of the year by increasing cell availability.

•	Our subsidiary, NAC, received a license from the U.S. Nuclear Regulatory Commission (“NRC”) for their innovative MAGNASTOR™ used fuel storage system. With continued uncertainty surrounding a national long-term spent fuel depository, the MAGNASTOR system’s higher capacity casks provides our nuclear utility customers with an interim storage option.

•	In August, DOE announced that it would accelerate clean-up activities at the former Portsmouth GDP site. DOE has a long-term plan to complete decontamination and decommissioning of the site. We are assisting in the effort by preparing the former enrichment facility and de-leasing the three main process buildings back to DOE. USEC will perform the first year of the accelerated clean-up activities, which will be funded by sales of uranium provided to us by DOE.

•	During the course of the year, we took steps to reduce spending on the American Centrifuge project to assure we maintain adequate liquidity for ongoing operations. This required, and continues to require, substantial reworking of our project implementation plan and extensive coordination with our strategic suppliers providing components for the AC100 machines and building out the plant infrastructure. In August, we demobilized construction of the plant after we agreed with DOE to defer review of our application for DOE’s Loan Guarantee Program. As described below, we continue machine development activities, the Lead Cascade testing program, and limited manufacturing activities.
     The nuclear industry is at an important juncture in 2010. The global fleet of approximately 440 operating nuclear reactors is on the cusp of growth as 53 new reactors are under construction worldwide. In addition, applications to build as many as 27 new reactors in the United States are being reviewed by the NRC. Congress has provided financial incentives for the first new U.S. reactors and additional incentives have been proposed. According to the World Nuclear Association (“WNA”), 142 additional reactors are on order or planned, and another 327 reactors have been proposed. The global emphasis on reducing greenhouse gas emissions further encourages utilities to build nuclear power stations. The WNA expects demand for uranium enrichment to roughly double over the next two decades as new reactors become operational.

     Offsetting this optimism is a lower growth forecast for electric power demand due to the effect of the recession that began in 2008 and lower prices for alternative fuels. This may slow the need for new base load nuclear power capacity. In addition, cost estimates for building new reactors have increased substantially over the last several years. Nonetheless, population growth, increasing per capita demand for electric power, particularly in emerging markets, and environmental concerns provide a strong foundation for a strengthening in demand for nuclear fuel.
     To meet this anticipated future need, we began construction of the ACP in May 2007 after being issued a construction and operating license by the NRC. This facility is intended to eventually replace the Paducah GDP and the enriched uranium we expect to purchase from Russia under the Russian Contract through 2013. USEC currently employs gaseous diffusion technology to enrich uranium. Our production facility is leased from the U.S. government and was built in the 1950s for defense purposes. Although the plant is operating well, the technology uses significant amounts of electric power that is increasingly putting us at a competitive disadvantage compared to our foreign-owned competitors who operate gas centrifuge plants.
     Our competitors are building new or expanded facilities in the United States and their home countries. For example, our French competitor, Areva, has begun operations of a new gas centrifuge plant that it says will eventually replace its gaseous diffusion plant, while our other Western European competitor, Urenco, is expanding its European capacity and is expected to being commercial operation of its enrichment plant in New Mexico in 2010. Although the announced enrichment capacity additions are not sufficient to meet the expected demand for LEU by 2030, centrifuge enrichment technology used by the industry is modular and can be expanded to meet emerging demand.
     Against this backdrop of additions and subtractions to current and future capacity, the Russian government signed an agreement in early 2008 with the U.S. government that allows our Russian competitor to sell commercial Russian LEU directly to U.S. utilities. While smaller quantities of Russian material may be sold prior to 2014, after the completion of the Russian Contract in 2013, Russian LEU equal to approximately 20% of the U.S. demand, or about 3 million SWU per year, may be sold for delivery in 2014 through 2020, with additional quantities eligible to be imported for use in the initial fueling of new U.S. reactors. Under the agreement, sales into the United States by the Russian competitor will not be restricted after 2020. Equivalent quotas have been enacted into U.S. law under legislation adopted in late 2008, with possible additional quotas if Russia continues to downblend highly enriched uranium after the completion of the Russian Contract.
     The business case for building additional capacity is bolstered by the anticipated increase in the number of nuclear power stations worldwide and a steady increase in market prices for SWU since 2005. Long-term price indicators for future delivery of SWU have increased 46% over the past five years from $113 to $165 per SWU. Looking ahead, the economic fundamentals of supply and demand suggest that current SWU prices can be maintained as reactors are licensed in the United States, new reactors are ordered worldwide and SWU supplies remain in line with expected demand over the next decade. High operating costs for the remaining two operating gaseous diffusion plants, mainly due to the price of electric power, the requirement to cover the capital cost of investment in new enrichment facilities and growth in SWU demand could drive SWU prices modestly higher. Nuclear power’s position as the lowest cost source of electric generation and its base load operating characteristics combine to make demand from existing reactors inelastic. Therefore, nuclear fuel production and deliveries to utility customers were not adversely affected by the recent recession.
     As discussed more extensively in “Business and Properties — The American Centrifuge Plant,” we have been developing and demonstrating a highly efficient uranium enrichment gas centrifuge technology that we call the American Centrifuge. As noted earlier, construction of the plant began in May 2007 and demonstration of the American Centrifuge machines in a cascade configuration began in August 2007. However, construction of the ACP was slowed in February 2009 and demobilized in

August 2009 due to delays in obtaining funding through the DOE’s Loan Guarantee Program. We have applied for $2 billion in financing from this program to build the plant. DOE raised a number of financial and technical issues with respect to our loan guarantee application that we will be required to address to DOE’s satisfaction in order to obtain a loan guarantee. We are working to address these issues. Our efforts to further develop and deploy the American Centrifuge technology are primarily focused on:
•	Startup and operations of the AC100 lead cascade testing program. The upgraded AC100 machines are production ready and are intended to demonstrate reliable, consistent operation.

•	Maintain machine manufacturing infrastructure by building a limited number of additional AC100 machines to be installed in the demonstration cascade. This also expands the number of machines in the cascade, thereby increasing machine hours of testing.

•	Continue development efforts to further improve reliability of the AC100 machine, increase its productivity as measured by SWU output and lower its capital cost per SWU through value engineering.

•	Reduce perceived project risk and take other steps to improve our financial structure. We are working with a financial advisor on strategic alternatives for the Company.
     We continue to believe in the American Centrifuge technology and are working to preserve the substantial value of our investment in the ACP. However, financing for the ACP is uncertain and continues to be dependent upon our ability to obtain a loan guarantee from DOE. Our ability to continue spending on the American Centrifuge project will be subject to our liquidity, availability of approximately $45 million from DOE to fund development work and our ability to obtain funding to finish construction of the plant. We will continue to evaluate the overall economics of the ACP including the scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. Based on the results of the evaluation of our strategic options for the future of the project, or in the event of a further delay or a decrease in the likelihood of obtaining DOE loan guarantee funding we may reduce spending and staffing on the project even further or might be forced to take other actions, including terminating the project.
     The delay in building the American Centrifuge Plant makes our operations at the Paducah GDP all the more essential. We are evaluating our options for extending operations there. We have a lease through June 2016 for the facility and the ability to extend the lease beyond that time. We have begun discussions with our electricity provider, Tennessee Valley Authority (“TVA”), regarding power purchases beyond the expiration of our current contract in May 2012. Electric power costs constitute 70% to 75% of our cost of production, so the price paid for electricity is the key to any extension of the supply contract with TVA. In addition, our supply of Freon, a coolant necessary for operations, is sufficient for at least 10 years.
     We obtain about half of our LEU from production at the Paducah GDP and the other half is purchased under contract from Russia under the Russian Contract. This 20-year contract is expected to be completed in 2013. Highly enriched uranium equivalent to approximately 20,000 nuclear warheads will have been converted to nuclear fuel by the end of the contract. During the course of this highly successful nonproliferation program, we have developed a strong working relationship with the Russian executive agent for the program, TENEX. In recent months there have been extensive discussions between the governments of the United States and Russia regarding a new arms control treaty that may be finalized in early 2010. While officials of the Russian government have indicated that Russia will not continue the downblending agreement with the United States, given the success of the Megatons to Megawatts program, we believe that there could be the potential for future cooperation either through commercial arrangements between USEC and TENEX or to implement commercial aspects of any new nonproliferation program involving a reduction of additional nuclear warheads in the United States and Russia. Future cooperation with respect to nonproliferation or other commercial matters may require U.S. and Russian government support and could be subject to terms negotiated by the two governments, which may not be favorable to us, and would also be subject to our ability to reach an agreement on mutually acceptable commercial terms, the timing and prospects of which are uncertain.
     Our government services business includes work with the U.S. government to accelerate the cleanup of the former Portsmouth GDP that is located in Piketon, Ohio. We previously operated the plant and maintained the facility in a state of standby readiness for several years. We signed an agreement for additional work at the facility to prepare it for decontamination and decommissioning work in future years. DOE is funding this work through an arrangement whereby DOE transfers to us uranium which we immediately sell. The first transfer of uranium occurred in December 2009 and is expected to continue on a quarterly basis through September 30, 2010. We are seeking the opportunity to be a subcontractor for subsequent work at Portsmouth as the decontamination and decommissioning project continues over the next several years.
     We believe that the nuclear fuel industry generally, and the uranium enrichment sector specifically, offer a strong business case for delivering shareholder value in the future. The anticipated growth of nuclear power to meet the needs of a growing population in an environmentally friendly manner will require a reliable supply of LEU for decades to come. We continue to believe that the American Centrifuge technology can give us a unique platform to provide that fuel in a cost effective, dependable manner.
     Revenue from Sales of SWU and Uranium
     Revenue from our LEU segment is derived primarily from:
•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.
     The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 34% of revenue from our LEU segment in 2009. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements for additional fuel. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts.
     Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under contracts with customers. At December 31, 2009, we had contracts with customers aggregating an estimated $8.0 billion, including $1.5 billion expected to be delivered in 2010, compared with $6.9 billion at December 31, 2008. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions including our estimates of selling prices, which are subject to change. Prices may be adjusted based on SWU or uranium market prices prevailing at the time of delivery. Pricing elements may include escalation based on a general inflation index, a power price index or a multiplier of our actual unit power cost. We utilize external composite forecasts of future market prices and inflation rates in our pricing estimates.
     Our revenues and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. Customer demand is affected by, among other things, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average approximately $15 to $20 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle. Our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to modify, delay, suspend or shut down nuclear reactor operations within their jurisdictions.
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

	December 31,
	2009	2008	2007
Long-term SWU price indicator ($/SWU)	$165.00	$159.00	$143.00
UF6:
Long-term price composite ($/KgU)	167.77	195.15	260.47
Spot price indicator ($/KgU)	120.00	140.00	241.00
     A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium, including uranium generated by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment. Spot market prices for uranium declined in the past two years, reducing the value of underfeeding the enrichment process to obtain uranium for resale. We expect uranium sales to have less of an impact on earnings going forward. Our average unit cost for uranium inventory has risen over the past several years as uranium generated from underfeeding has replaced the uranium inventories transferred to us at the time of USEC’s privatization. We will continue to monitor and optimize the economics of our production based on the cost of power and market conditions for SWU and uranium.
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

     Revenue from U.S. Government Contracts
     We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including a contract for maintenance of the Portsmouth GDP in cold shutdown. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations. DOE and USEC are finalizing a definitive agreement that includes a specific statement of work and other contractual terms and conditions relating to Portsmouth GDP maintenance work through September 30, 2010. DOE has also indicated that it is considering the need for a transition contract for work after September 30, 2010.
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
     At December 31, 2009, we had $72.6 million of billed and unbilled receivables (net of $15.2 million in valuation allowances and allowances for doubtful accounts) with DOE and DOE contractors. There is the potential for additional revenue to be recognized related to our valuation allowances pending the outcome of DCAA audits and DOE reviews.
     Approximately half of the $72.6 million of receivables have been billed and approximately half relate to unbilled incurred costs that have not been billed due to delays in DOE approving updates to our billing rates. From January of 2006 through December of 2009 DOE had only approved provisional billing rates based on 2006 budgetary estimates even though updated provisional rates had been submitted based on more current information.
     In addition, we have finalized and submitted to DOE Incurred Cost Submissions for Portsmouth and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008. Based on the results of our Incurred Cost Submissions for those years, we believe that additional amounts can be billed and revenue of approximately $8.8 million may be recognizable. However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.
     We are continually working with DOE to obtain timely payment of the amounts noted above. Subsequent to year-end, we received $15 million related to partial reimbursement of costs related to 2009 activities and $14 million related to the periods prior to 2009 pending DCAA audit completion.
     As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes may arise from time to time. Issues unique to USEC can arise as a result of our history of being privatized from the U.S. government and our lease and other contracts with DOE. During 2009, we received various requests to modify the schedules to de-lease and return certain facilities to DOE in order to facilitate future decontamination and decommissioning (“D&D”) work by DOE. In addition, DOE raised issues of the allocation of surveillance and maintenance costs to its contracts for the facilities leased by USEC at the Portsmouth GDP. Failure to recover these costs would negatively affect the results of operations of the U.S. government contracts segment. In December 2009, we reached agreement with DOE for the de-leasing of certain facilities to take place in 2010 as well as the reimbursement of surveillance and maintenance costs during this period. In early 2010, we received correspondence from DOE’s Contracting Officer that questions our long-standing methodology for billing certain amounts related to pension and postretirement benefit costs. These costs have been billed in accordance with an advance agreement on pension and postretirement benefit costs that was added to our contract with DOE to perform cold shutdown work at the Portsmouth GDP in 2003 and was extended to all of our contracts with DOE in 2008. The advance agreement on pension and postretirement benefit costs was entered into at the request of DOE to address issues related to the method used by the U.S. Treasury to fund the pension plans at the time of our privatization. We have responded to the Contracting Officer’s questions. Failure to recover these costs, however, would have negatively impacted the results of operations of the U.S. government contracts segment.
     In June 2009, DOE issued a request for proposals (“RFP”) to perform D&D work at the Portsmouth GDP after the conclusion of our cold shutdown contract. On July 28, 2009, DOE announced it would expand and accelerate cleanup efforts for the Portsmouth GDP. As required by statute, on August 13, 2009, DOE notified Congress that it was in the public interest to proceed with the accelerated cleanup efforts initially without using competitive procedures through use of the existing cold shutdown contract with USEC. DOE has indicated that USEC would perform the expanded scope of work for the government fiscal year 2010 through a modification of the existing contract, but the last three years of the accelerated cleanup work would be competitively bid as part of a larger Portsmouth D&D contract. In October 2009, DOE issued its latest amendment to its RFP for D&D work at the Portsmouth GDP, requesting proposals to be submitted by November 13, 2009. Due to potential organizational conflicts of interest (“OCI”), USEC elected to not submit a proposal as a prime contractor under the DOE RFP. DOE’s D&D RFP requires any proposal that includes USEC as a subcontractor must include a detailed OCI mitigation plan.
     During December 2009, DOE and USEC signed an agreement for USEC to provide additional cold shutdown services at the Portsmouth GDP. The agreement is a modification to the base cold shutdown contract for accelerated cleanup efforts. USEC anticipates, based on these preliminary discussions with DOE, that the scope of work will be similar to activities performed under the current cold shutdown contract with DOE with a total value in 2010 of approximately $100 million. DOE is funding this work through an arrangement whereby DOE transfers to us uranium which we immediately sell. We are currently authorized to make expenditures or incur obligations up to $22.7 million based on uranium sales made in December 2009 under this agreement in performing the accelerated cold shutdown services. Although discussions have occurred with DOE relative to the additional DOE work scope to expand and accelerate the cleanup efforts at the Portsmouth GDP in government fiscal year 2010, a definitive agreement and scope of work have not yet been established.
     USEC’s receipt of the uranium noted above is not considered a purchase by us and no revenue or cost of sales is recorded upon its sale. This is because we have no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The amount of work to be provided, and therefore the total value of the contract modification, will be dependent on the “net value” of the uranium realized by USEC upon each sale. Net value of the uranium equals the cash proceeds from sales less USEC’s selling and handling costs. The “net value” from the uranium sale in December 2009 was $22.7 million and is recorded as deferred revenue. Revenue will be recognized in our U.S. government contracts segment as cold shutdown services are provided.
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
     We purchase about one-half of our SWU supply under the Russian Contract. We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. Increases in these price points in recent years have resulted in increases to the index used to determine prices under the Russian Contract. The pricing methodology under the Russian Contract for deliveries in 2010 through 2013 was amended in February 2009 and the amendment was subsequently approved by the U.S. and Russian governments. The new pricing methodology is intended to enhance the stability of future pricing for both parties through a formula that combines a different mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points. We expect that prices paid under the Russian Contract, as amended, will continue to increase year over year, and that the total amount paid to the Russian Federation for the SWU component of the LEU delivered under the Russian Contract over the 20-year term of the contract will substantially exceed $8 billion by the time the contract is completed in 2013. Officials of the Russian government have indicated that Russia will not extend the Russian Contract under the government-to-government agreement beyond 2013. Accordingly, at this time we do not anticipate that we will purchase Russian SWU under the Megatons to Megawatts program after 2013. However, given the success of the Megatons to Megawatts program, we believe that there could be the potential for future cooperation either through commercial arrangements between USEC and TENEX or to implement commercial aspects of any new nonproliferation program involving a reduction of additional nuclear warheads in the United States and Russia. Future cooperation with respect to nonproliferation or other commercial matters may require U.S. and Russian government support and could be subject to terms negotiated by the two governments, which may not be favorable to us, and would also be subject to our ability to reach an agreement on mutually acceptable commercial terms, the timing and prospects of which are uncertain.
     We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70-75% of production costs at the Paducah GDP. In 2009, the power load at the Paducah GDP averaged 1,645 megawatts, compared to 1,680 megawatts in 2008 and 1,510 megawatts in 2007. Greater purchases of power allow us to underfeed the production process and increase our LEU production. The quantity of uranium that is added to uranium inventory from underfeeding is accounted for as a byproduct of the enrichment process. Production costs are allocated to the uranium added to inventory based on the net realizable value of the uranium, and the remainder of production costs is allocated to SWU inventory costs.
     We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA that expires May 31, 2012. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has been negative for USEC, imposing an average increase over base contract prices of about 6% in 2009, 15% in 2008 and 8% in 2007. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which is substantially influenced by coal and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the impact is uncertain given volatile energy prices.
     The quantity of power purchases under the TVA contract generally ranges from 300 megawatts in the summer months (June — August) to up to 2,000 megawatts in the non-summer months. We supplement the TVA contract during the summer months with additional power purchased at market- based prices. Beginning September 1, 2010 through the expiration of the TVA contract on May 31, 2012, the quantity of non-summer power purchases under the contract will be reduced to 1,650 megawatts at all hours. This is designed to provide a transition down for the TVA power system because of the significant amount of power being purchased by us. We may supplement the TVA contract with additional power purchases beginning September 1, 2010 in the non-summer months, and we are evaluating possible sources of power for delivery after May 31, 2012.
     We are required to provide financial assurance to support our payment obligations to TVA. These include a letter of credit and weekly prepayments based on TVA’s estimate of the price and our usage of power.
     Advanced Technology Costs — American Centrifuge
     Costs relating to the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. For further details, refer to “—Critical Accounting Estimates — Advanced Technology Costs.” Expenditures related to American Centrifuge technology for the years ended December 31, 2009, 2008, and 2007, as well as cumulative expenditures as of December 31, 2009, follow (in millions):

				Cumulative as of
	2009	2008	2007	December 31, 2009
Amount expensed (A)	$117.5	$108.8	$125.9	$659.6
Amount capitalized (B)	379.3	461.8	141.2	1,048.3

Total ACP expenditures, including accruals (C)	$496.8	$570.6	$267.1	$1,707.9

(A)	Expense included as part of Advanced Technology Costs.

(B)	Amounts capitalized as part of property, plant and equipment total $1,023.1 million as of December 31, 2009, including construction work in progress and capitalized interest. Prepayments to suppliers for services not yet performed totaled $25.2 million as of December 31, 2009. Amounts capitalized include interest of $22.9 million in 2009, $14.7 million in 2008, and $6.3 million in 2007. Cumulative capitalized interest as of December 31, 2009 is $47.9 million.

(C)	Total ACP expenditures include, but are not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes accruals of $16.5 million at December 31, 2009 and $48.5 million at December 31, 2008.
     As previously discussed under “— Overview — Our View of the Business Today”, we have demobilized the American Centrifuge project as we evaluate the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. In parallel, we continue our centrifuge testing program and our development efforts. Based on a probability-weighted analysis, we believe that future cash flows from the ACP will exceed our capital investment. Since we believe our capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. We will continue to evaluate this assessment as conditions change.
     For a discussion regarding financing for the American Centrifuge project, see “Management’s Discussion and Analysis — Liquidity and Capital Resources.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Item 1A, “Risk Factors”.

     Advanced Technology Costs — MAGNASTOR
     Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR dual-purpose dry storage system for spent fuel. In February 2009, MAGNASTOR was added to the NRC’s list of dry storage casks approved for use under a general license. MAGNASTOR has the largest capacity of any cask system approved to date. NAC continues to seek license amendments for the expanded use of the technology.
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
•	The weighted average expected return on benefit plan assets was 8.0% for 2008, 7.7% for 2009 and is 7.5% for 2010. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. In 2009, actual returns for our defined benefit pension plan assets were significantly above our expected return due to improved conditions in the financial markets as compared to the significant downturn experienced in 2008. A 0.5% decrease in the expected return on plan assets would increase annual pension costs by $3.3 million and postretirement health and life costs by $0.2 million.

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

•	A weighted average discount rate of 5.8% was used at December 31, 2009 to calculate the net present value of benefit obligations. The discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans. A 0.5% reduction in the discount rate would increase the valuation of pension benefit obligations by $53.9 million and postretirement health and life benefit obligations by $10.2 million, and the resulting changes in the valuations would increase annual pension costs by $5.6 million and postretirement health and life benefit costs by $0.9 million.

•	The healthcare costs trend rates are 7.75% projected in 2010 reducing to a final trend rate of 5.0% by 2016. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A 1% increase in the healthcare cost trend rates would increase postretirement health benefit obligations by about $8.8 million and would increase costs by about $1.1 million.
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
     The amount and timing of future costs could vary from amounts accrued. At December 31, 2009, the accrued liability for depleted uranium is $155.6 million and the accrued liability for lease turnover costs is $56.6 million.

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
     Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant in Piketon, Ohio, engineering activities, construction of AC100 centrifuge machines and equipment, process and support equipment, leasehold improvements and other costs directly associated with the commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. Of the costs capitalized to date, approximately 60% relate to the American Centrifuge Plant in Piketon, Ohio and 40% relate to machine manufacturing and assembly efforts primarily occurring in Oak Ridge, Tennessee.
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
     On August 4, 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application for the American Centrifuge Plant in Piketon, Ohio. As a result, we demobilized the American Centrifuge project in order to preserve liquidity as we evaluate the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. We continue to believe in the American Centrifuge technology and we are working to address the financial and technical issues that concerned DOE. In parallel, USEC continues its centrifuge testing program and its development efforts. Based on a probability-weighted analysis, USEC believes that future cash flows from the ACP will exceed its capital investment. Since USEC believes its capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time.
     Construction of the American Centrifuge Plant creates asset retirement obligations based on our requirements to decontaminate and decommission (“D&D”) the facility. The present value of an asset retirement obligation is recognized as a liability and an equivalent amount is recognized as part of the capitalized asset cost. The liability is accreted, or increased, over time for the time value of money. The accretion is charged to cost of sales. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period. During each reporting period, we reassess and revise the estimate of asset retirement obligations based on construction progress, cost evaluation of future D&D expectations, and other judgmental considerations.

     Income Taxes
     During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest will be due. To the extent that the final tax outcome of these matters is different than the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made. If the provision for income taxes increases/decreases by 1% of income from continuing operations, net income would have declined/improved by $0.9 million in 2009.
     Accounting for income taxes involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. In assessing the realization of deferred tax assets, we determine whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. Factors that may affect estimates of future taxable income include, but are not limited to, competition, changes in revenue, costs or profit margins, market share and developments related to the American Centrifuge Plant. We have determined that it is more likely than not that deferred tax assets will be realized. At December 31, 2009, our net deferred tax assets were $318.9 million.
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
     In July 2006, the Financial Accounting Standards Board issued a new accounting standard related to income tax uncertainty that became effective January 1, 2007. This pronouncement clarified the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. The new standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2009, the liability for unrecognized tax benefits, included in other long-term liabilities, was $4.4 million and accrued interest and penalties totaled $1.1 million.

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
2009 Compared to 2008

	2009	2008	Change	%
	(millions)
LEU segment
Revenue:
SWU revenue	$1,647.0	$1,175.5	$471.5	40%
Uranium revenue	180.7	217.1	(36.4)	(17)%

Total	1,827.7	1,392.6	435.1	31%
Cost of sales	1,640.3	1,202.2	(438.1)	(36)%

Gross profit	$187.4	$190.4	$(3.0)	(2)%

U.S. government contracts segment
Revenue	$209.1	$222.0	$(12.9)	(6)%
Cost of sales	191.8	183.6	(8.2)	(4)%

Gross profit	$17.3	$38.4	$(21.1)	(55)%

Total
Revenue	$2,036.8	$1,614.6	$422.2	26%
Cost of sales	1,832.1	1,385.8	(446.3)	(32)%

Gross profit	$204.7	$228.8	$(24.1)	(11)%

     Revenue
     The volume of SWU sold increased 30% in 2009 compared to 2008 due to the timing of utility customer refuelings. The average price billed to customers for sales of SWU increased 7% reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.
     The volume of uranium sold in 2009 compared to 2008 declined 35% and the average price increased 28% reflecting the timing of customer orders and the particular price mix of the contracts under which uranium was sold.
     Revenue from the U.S. government contracts segment declined 6% in 2009 compared to 2008, reflecting net declines in contracts services performed at the GDPs as well as the 2008 expiration of a database management contract NAC had with DOE. In addition, the 2008 period included incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs.
     Cost of Sales
     Cost of sales for the LEU segment increased $438.1 million (or 36%) in 2009 compared to 2008 due to the increase in SWU volume sold and higher unit costs. Cost of sales per SWU was 14%

higher in 2009 compared to 2008. Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. An increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods. Although unit production costs declined in 2009 compared to 2008, cost of sales per SWU in 2009 was negatively impacted by higher purchase costs under the Russian Contract, the carryforward effect of high unit production costs in 2008, and a greater allocation of production costs to SWU inventory in 2009 due to declines in uranium values. Production costs are allocated to uranium from underfeeding based on its net realizable value, and the remainder is allocated to SWU inventory costs.
     Production costs declined $45.1 million (or 5%) in 2009 compared to 2008 primarily due to a 3% decrease in overall production volume and a decrease in the average cost of electric power. Unit production costs decreased 2%. The cost of electric power decreased by $72.6 million year-to-year, reflecting a 9% decline in the average annual cost per megawatt hour due to lower TVA fuel cost adjustments and a 2% decline in megawatt hours purchased. The utilization of electric power, a measure of production efficiency, was about the same in 2009 as in 2008. Unit production costs were negatively impacted by increases in benefit costs and accrued costs for depleted uranium disposition. The sharp downturn in the fair value of pension and postretirement benefit plan assets in 2008 resulted in higher net benefit costs in 2009 compared to 2008.
     Purchase costs for the SWU component of LEU under the Russian Contract increased $61.8 million in 2009 compared to 2008 due to an 11% increase in the market-based purchase cost per SWU. Purchase prices paid under the Russian Contract are set by a market-based pricing formula and have increased as market prices have increased in recent years.
     Cost of sales for the U.S. government contracts segment increased $8.2 million (or 4%). Higher benefit costs were incurred resulting from the decline in the valuation of pension and postretirement benefit plan assets in 2008. These higher benefit costs are only partially recoverable under government contract regulations.
     Gross Profit
     Gross profit declined $24.1 million (or 11%) in 2009 compared to 2008. Our gross profit margin was 10.1% in 2009 compared to 14.2% in 2008.
     Gross profit for the LEU segment declined $3.0 million (or 2%) in 2009 compared to 2008 due to higher inventory costs impacting cost of sales, partially offset by higher average sales prices and higher SWU volume.
     Gross profit for the U.S. government contracts segment declined $21.1 million (or 55%) in 2009 compared to 2008 due to net declines in contract services performed and higher benefit costs in 2009 resulting from the decline in the valuation of pension and postretirement benefit plan assets in 2008. In addition, the 2008 period included incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs.

     The following table presents elements of the accompanying consolidated statements of income that are not categorized by segment (dollar amounts in millions):

	2009	2008	Change	%
Gross profit	$204.7	$228.8	$(24.1)	(11)%
Special charges	4.1	—	(4.1)	—
Advanced technology costs	118.4	110.2	(8.2)	(7)%
Selling, general and administrative	58.8	54.3	(4.5)	(8)%
Other (income)	(70.7)	—	70.7	—

Operating income	94.1	64.3	29.8	46%
Interest expense	1.2	17.3	16.1	93%
Interest (income)	(1.3)	(24.7)	(23.4)	(95)%

Income before income taxes	94.2	71.7	22.5	31%
Provision for income taxes	35.7	23.0	(12.7)	(55)%

Net income	$58.5	$48.7	$9.8	20%

     Special Charges
     On August 4, 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application for the American Centrifuge Plant in Piketon, Ohio. As a result, we demobilized the American Centrifuge project in order to preserve liquidity as we evaluate the strategic options for the future of the project.
     As part of this demobilization, on September 18, 2009, we provided notice that we would be terminating the employment of approximately 120 USEC employees involved in the American Centrifuge project. A workforce reduction of 93 employees was substantially completed by September 23, 2009, and another 25 employees were reassigned. A special charge of $2.5 million was incurred in the third quarter of 2009 for one-time termination benefits consisting of severance payments and short-term health care coverage. Cash expenditures related to this workforce reduction were substantially completed in the fourth quarter of 2009. At December 31, 2009, 442 USEC employees continue to be actively involved in the American Centrifuge project.
     Construction work on the plant infrastructure and finalizing the balance-of-plant design ceased in August 2009. However, we continue to incur costs associated with demobilization including procurement of materials under existing contractual obligations in accordance with reductions in the scope of work with our suppliers. The plant design work is approximately 80% complete and would be resumed following a decision to remobilize the project at a later date. Because we have delayed high-volume machine manufacturing, work at all of our strategic suppliers has been sharply reduced. We continue to work with our suppliers in an attempt to maintain the industrial base created as part of the American Centrifuge project and to minimize contract terminations. However, a special charge of $1.6 million was incurred in the fourth quarter of 2009 for various contract terminations, primarily from subcontractors to the engineering, procurement and construction management activities of Fluor Enterprises, Inc. Cash expenditures related to these contract terminations are expected to be substantially completed by the first quarter of 2010.

     Advanced Technology Costs
     The increase in advanced technology costs reflects increased research and development activities associated with preparing the Lead Cascade for installation and operation of initial AC100 series centrifuge machines, as well as continued value-engineering efforts to lower the capital cost of the AC100 machine. Advanced technology costs include expenses by NAC to develop its MAGNASTOR storage system of $0.9 million in 2009 and $1.4 million in 2008.
     Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased $4.5 million in 2009 compared to 2008. Salaries and employee benefit expenses increased $2.9 million in 2009 which includes increased pension expense resulting from the decline in pension plan assets in 2008. Stock-based compensation expense increased $2.5 million compared to 2008 as the prior period included a $1.0 million credit to expense based on a decline in our stock price in the first quarter of 2008. Consulting expenses increased $0.5 million related to increased corporate and project related strategic efforts year over year, offset by reductions in other SG&A categories such as lower travel related costs.
     Other (Income)
     On May 15, 2009, USEC and its subsidiary United States Enrichment Corporation entered into a settlement agreement with Eurodif S.A. and its affiliates, AREVA NC and AREVA NC Inc. The agreement settled several pending appeals and administrative proceedings arising from an antidumping order imposed on imports of French LEU by the U.S. Department of Commerce (“DOC”) in 2002.
     Under the terms of the settlement agreement, the parties immediately withdrew or requested dismissal of all pending appeals and DOC proceedings. This brought to an end all litigation and administrative proceedings regarding DOC’s 2002 antidumping duty order, which is now expected to remain in place until at least the next five-year “sunset” review in 2012. The conclusion of this litigation allowed the U.S. government to finalize the amount of duties owed on imports of French LEU subject to that trade case. Under provisions of U.S. law, commonly known as the Byrd Amendment, USEC, as an affected domestic producer, sought recoveries from the antidumping duties collected on covered imports through September 2007. Under the terms of the settlement agreement, USEC realized $70.7 million (pretax) in December 2009 from U.S. government distributions of duties deposited by Eurodif S.A. or its affiliates. The settlement agreement also provides for purchases of SWU by Eurodif in 2009 and 2010 from USEC.
     Interest Expense and Interest Income
     Interest expense declined $16.1 million (or 93%) in 2009 compared to 2008 primarily due to interest capitalized for American Centrifuge and the repurchase and repayment of senior notes during 2008 and early 2009. Interest capitalized for American Centrifuge increased from $14.7 million in 2008 to $22.9 million in 2009, or an increase of $8.2 million in interest that was not expensed as a period cost. In addition, interest expense declined based on our repurchase of 6.75% senior notes during 2008 and repayment of the remaining principal balance of $95.7 million on the scheduled maturity date of January 20, 2009.
     Interest income declined $23.4 million (or 95%) in 2009 compared to 2008 reflecting reduced cash and investment balances resulting from American Centrifuge expenditures and lower interest rates. Interest income on accounts receivable of $1.3 million was earned in 2008 and there was no corresponding amount in 2009.

     Provision for Income Taxes
     The provision for income taxes in 2009 was $35.7 million with an effective income tax rate of 38%. The provision for income taxes of $23.0 million in 2008 included benefits of $4.4 million primarily due to reversals of a previously accrued liability for unrecognized income tax benefits of $2.9 million and an increase in federal research credits of $1.5 million for 2007 which resulted from a research credit study completed in the third quarter 2008. The federal research credit, which had been extended in October 2008, expired effective December 31, 2009. USEC is uncertain as to if or when the credit would be extended again. The 2008 reversal of the previously accrued liability for unrecognized income tax benefits of $2.9 million primarily resulted from the completion of IRS federal income tax audits for 2004 through 2006. Excluding the effects of the reversal of the previously accrued liability for unrecognized tax benefits and research credit related adjustments, the overall effective income tax rate was 38% in 2008.
     Net Income
     Net income increased $9.8 million (or $0.09 per share—basic and $0.02 per share-diluted) in 2009 compared to 2008 due primarily to the after-tax impact of the trade case settlement proceeds and lower interest expense, partially offset by the after-tax impact of lower gross profits in both segments, lower interest income, higher advanced technology expenses, higher SG&A expenses and the special charges related to the ACP demobilization.
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

     Revenue
     The volume of SWU sold declined 27% in 2008 compared to 2007 due to the timing of utility customer refuelings. A majority of the reactors served by USEC are refueled on an 18-to-24 month cycle. The average price billed to customers for sales of SWU increased 2% reflecting the particular contracts under which SWU was sold during the periods as well as the general trend of higher prices under contracts signed in recent years. In 2007, revenue from the sales of SWU under barter contracts, based on the estimated fair value of uranium received in exchange for SWU, was $50.8 million. There was no revenue under barter contracts in 2008.

     The volume of uranium sold in 2008 compared to 2007 declined 4% and the average price increased 38% reflecting the timing of customer orders and the particular price mix of contracts under which uranium was sold.
     Revenue from the U.S. government contracts segment increased 14% in 2008 compared to 2007. Revenue for contract work at the Portsmouth GDP increased $18.8 million to $176.2 million in 2008. This increase was related to cold shutdown efforts and incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs. Revenue for contract work at the Paducah GDP also increased by $1.2 million to $12.7 million in 2008. Revenue for contract work at NAC increased $8.0 million to $33.1 million in 2008.
     As of December 31, 2008, we had finalized and submitted to DOE the billable incurred costs for Portsmouth and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006 and 2007. At December 31, 2008, $4.6 million, reflecting the elimination of allowances associated with estimates contained in the provisional billing rates, was recognized. Additional revenue based on the difference between provisional billing rates and final billing rates will be recognized upon completion of the DCAA audit and notice by DOE authorizing final billing.
     Cost of Sales
     Cost of sales for the LEU segment declined $271.4 million (or 18%) in 2008 compared to 2007 due to the declines in volumes sold partially offset by higher unit costs. Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. Cost of sales per SWU was 4% higher in 2008 compared to 2007.
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
     Cost of sales for the U.S. government contracts segment increased $16.7 million (or 10%) primarily due to increased contract work related to cold shutdown efforts and increased NAC sales.
     Gross Profit
     Our gross profit margin was 14.2% in 2008 compared to 14.9% in 2007 reflecting lower margins in the LEU segment slightly offset by higher margins in the U.S. government contracts segment.
     Gross profit for the LEU segment declined $70.0 million in 2008 compared to 2007 due to lower SWU sales volume and higher inventory costs, partly offset by higher average sales prices for SWU and uranium.

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
     The following table presents elements of the accompanying consolidated statements of income that are not categorized by segment (dollar amounts in millions):

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
     Interest Expense and Interest Income
     Interest expense increased $0.4 million (or 2%) reflecting a full year of interest in 2008 on our 3.0% convertible senior notes or an increase of approximately $12.8 million, offset by increased interest amounts capitalized related to American Centrifuge of approximately $8.4 million, as well as reductions in interest expense as we repaid a portion of our 6.75% senior notes. In addition, accrued interest expense for taxes decreased $2.8 million period to period reflecting the reduction in our liability for uncertain tax positions.

     Interest income declined $9.1 million (or 27%) in 2008 compared to 2007. Interest income in 2007 benefited from reversals of previously accrued interest expense on taxes and interest expense recorded upon the adoption of a new accounting standard related to income tax uncertainty effective January 1, 2007. These reversals related to the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2003 and agreement on outstanding matters reached with the IRS during the second quarter of 2007. Partially offsetting the decline in interest income was a $2.2 million increase of interest income on short-term investments in 2008 as a result of increased cash and investment balances following our issuance of convertible notes and common stock in September 2007.
     Provision for Income Taxes
     The provision for income taxes in 2008 was $23.0 million, including benefits of $4.4 million primarily due to reversals of $2.9 million of previously accrued amounts under a new accounting standard related to income tax uncertainty, and an increase in research credits of $1.5 million for 2007 which resulted from a research credit study completed in the third quarter 2008. The reversals of liabilities for uncertain tax positions in 2008 of $2.9 million primarily resulted from the completion of IRS federal income tax audits for 2004 through 2006. The provision for income taxes of $35.2 million in 2007 included $12.6 million in benefits due to reversals of accruals previously recorded and those associated with the adoption of a new accounting standard related to income tax uncertainty. These reversals primarily resulted from the expiration of the U.S. federal statute of limitations with respect to tax return years 1998 through 2003.
     Excluding the effects of uncertain tax positions and research credit related adjustments, the overall effective income tax rate was 38% in 2008 and 36% in 2007. The increase is primarily due to decreases in income before income taxes, the manufacturing deduction and penalty reversals, offset by the increase in the federal research credit. In October 2008, the federal research credit was extended through December 31, 2009.
     Net Income
     Net income declined $47.9 million (or $0.60 per share—basic and $0.59 per share-diluted) in 2008 compared to 2007 due primarily to the after-tax impact of lower gross profits in the LEU segment due to lower SWU sales volume, which was a result of the timing of utility customer refuelings, and higher inventory costs, partially offset by higher average sales prices for SWU and uranium. The decline was partially offset by lower advanced technology expenses. In addition, the corresponding period in 2007 benefited by $22.1 million from the impact of reversals of accruals previously recorded and those associated with the adoption of a new accounting standard related to income tax uncertainty, released upon the U.S. federal statute of limitations expiration with respect to tax return years 1998 through 2003 and the completion of the IRS examination for all tax years through 2003. The decline in net income per share also reflects our issuance of 23 million shares of common stock in September 2007.
2010 Outlook
     We expect total revenue for 2010 to be approximately $2 billion as SWU sales decline but revenue from government services and sales of uranium increase. Revenue from SWU sales is expected in a range of $1.4 to $1.5 billion, or about $200 million less than 2009. This assumes a 15% reduction in SWU sales volume and an average price billed to customers that increases by approximately 3%. Our backlog of $8.0 billion in future revenue includes contracts that were signed before 2006 at lower prices and without market price or power cost adjusters. Over time, these older contracts will roll off and a greater portion of our annual revenues will be under the newer contracts. Revenue from the sale of uranium, mostly obtained from underfeeding the enrichment process, is expected to be approximately $250 million. The U.S. government contracts segment is expected to see an increase of about $80 million largely due to our one-year contract with DOE to accelerate the cleanup of the former Portsmouth plant and increased sales from NAC. We expect government contract services revenue to be just under $300 million.
     On the cost side, electric power is expected to be roughly 75% of the cost of SWU production, our largest production cost component. We expect to buy less electricity in 2010 as we will reduce our non-summer power purchases from 2000 megawatts to 1650 megawatts beginning in September under our contract with TVA. Market conditions, such as an increase in short-term demand for SWU or uranium, could prompt us to purchase additional power. Additional power would be used to underfeed the enrichment process, allowing us to obtain incremental uranium for resale. The sale of uranium obtained as a byproduct to our enrichment process has helped moderate the impact of increases in the cost of power in recent years and a reduction in underfeeding will adversely affect our cost of sales. In addition, under the terms of the contract we pay TVA a fixed base price plus an adjustment to reflect the cost of fuel or purchased power above the cost assumed in the base price. This fuel cost adjustment declined in 2009 compared to 2008 as commodity prices for coal and natural gas have shown significant swings in recent quarters, but we remain exposed to the volatility of this adjustment. We produce approximately half of our SWU supply and purchase half from Russia under the Megatons to Megawatts program. The market-based pricing formula was adjusted in 2009 to enhance the stability of future pricing through a formula that combines a different mix of market price points and other pricing elements. We anticipate paying Russia 8% more in 2010 than in 2009, compared to increases of 11% in each of the previous two years.
     Our cost of sales continues to reflect higher production and purchase costs rolling through our inventory and these costs are increasing at a higher rate than our average price billed to customers. This continues a trend over the past three years of progressively lower gross profit margins. Thus, although revenue is expected to remain at approximately $2 billion in 2010 based on a 3% increase in average SWU prices billed to customers, the expected increase in the cost of sales is greater. We expect our gross profit margin in 2010 to be 5% to 6%, compared to 10% in 2009. Looking out further, we expect improvement in prices billed to customers in future years to begin to reverse this trend, subject to continued volatility of fuel cost adjustments under our power contract with TVA and uncertainty regarding our purchase price for power after the expiration of our current power contract with TVA in May 2012.
     Based on our gross profit margin guidance, we expect gross profit in 2010 in a range of $100 to $120 million. Below the gross profit line, we anticipate our selling, general and administrative expense to be approximately $60 million, an increase of $1 million over the 2009 expense.
     Spending related to the American Centrifuge project is restricted under our new revolving credit facility and will be dependent upon if and when additional capital becomes available. For example, if the $45 million from DOE to support development activities is provided to USEC, spending later in the year would reflect this additional funding. We expect to make further progress toward addressing concerns raised by DOE so that we are positioned to update our application under the DOE Loan Guarantee Program. We expect total spending, both capitalized and expensed, to be approximately $40 to $50 million in the first quarter of 2010, which includes building a limited number of additional AC100 machines for the Lead Cascade testing program. In addition, we are working with project suppliers to reduce any incremental exposure for additional payments. That total exposure is currently estimated to be approximately $60 million at March 31, 2010. That amount includes anticipated payments for materials to be delivered, as well as contract termination exposure. The termination exposure is a function of timing, project schedule and any modifications to work scope. This estimate could be affected by ongoing discussions with suppliers.

     We expect to be revisiting our spending plan on the American Centrifuge project regularly in 2010 and if additional development funding is made available from DOE we would expect the amount of our spending to increase. However, we cannot continue a high level of spending on the project without additional capital and a clear path to a DOE loan guarantee commitment. Because the level of project spending continues to be uncertain, we are not offering annual guidance for spending on the American Centrifuge project at this time. Because project spending will have a significant effect on net income, USEC is not providing net income, earnings per share or cash flow from operations guidance at this time.
     We expect to build inventory in 2010, as we did in 2008, in anticipation of future sales. We anticipate cash flow from operations, before ACP expenses, will be roughly breakeven.
     Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect our results are:
•	Changes to the electric power fuel cost adjustment from our current projection;

•	The timing of recognition of previously deferred revenue, particularly related to the sale of uranium;

•	Movement and timing of customer orders;

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers; and

•	Additional uranium sales made possible by underfeeding the production process at the Paducah GDP.
Liquidity and Capital Resources
     Key factors that can affect liquidity requirements for our existing operations include the timing and amount of customer sales and power purchases.
     We believe that our sales backlog in our LEU segment is a source of stability for our liquidity position. At December 31, 2009, we had contracts with customers aggregating an estimated $8.0 billion. Although sales prices under many of our SWU contracts are adjusted in part based on changes in market prices for SWU and electric power, the impact of market volatility in these indices is generally mitigated through the use of market price averages over time. Additionally, changes in the power price component of sales prices are intended to mitigate the effects of changes in our power costs.
     As previously mentioned in our 2010 Outlook, the cost for electric power is expected to be roughly 75% of SWU production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of future fuel cost adjustments, which is substantially influenced by coal and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the impact is uncertain given volatile energy prices. A change of one percentage point in the average annual fuel cost adjustment would change our annual costs for electric power by an estimated $4 to $5.5 million.

     We expect our cash, internally generated cash flow from operations and available borrowings under our revolving credit facility will provide sufficient cash to meet our cash needs for at least 12 months. Additional funds may be necessary sooner than we currently anticipate if we are not successful in our efforts to reduce spending and conserve cash or in the event of unanticipated payments to suppliers, increases in financial assurance, any shortfall in our estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses. However, we could further reduce our anticipated spending on the American Centrifuge project to an asset maintenance level, providing additional flexibility to address unanticipated cash requirements.
     USEC needs to raise a significant amount of additional capital to continue funding and to complete the American Centrifuge Plant. USEC does not believe public market financing for a large capital project deploying innovative technology such as American Centrifuge is available given current financial market conditions. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the Loan Guarantee Program on June 30, 2008 and in July 2008, we applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing to complete the American Centrifuge Plant. Areva, a company 92% owned by the French government, also applied for U.S. government guaranteed financing under this program for a proposed plant in the United States and its application is also being considered by DOE.
     In February 2009, we initiated steps to conserve cash and reduce the planned escalation of project construction and machine manufacturing activities due to a lack of clarity on potential funding under the DOE Loan Guarantee Program. On August 4, 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application for the ACP until at least early 2010. As a result, we have demobilized the American Centrifuge project in order to preserve liquidity as we evaluate the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. We continue to believe in the American Centrifuge technology and we are working to address the issues that concerned DOE. To complete the project, we will require additional capital beyond the $2 billion loan guarantee program funding for which we have applied and our internally generated cash flow. The amount of additional capital that we will need will depend on a variety of factors, including how we ultimately determine to restructure and deploy the project, the input we receive from our suppliers as part of our ongoing negotiations, the length of the demobilization, and efficiencies and other cost-savings that we are able to achieve. We expect that the amount of additional capital needed will be significant. We will need to raise this capital from external sources and the timing and our ability to raise this capital is uncertain. We are pursuing strategic alternatives as one approach to raising additional capital.

     The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$443.4	$(104.9)	$109.2
Net cash (used in) investing activities	(463.8)	(477.2)	(170.4)
Net cash provided by (used in) financing activities	(96.8)	(55.5)	775.9

Net increase (decrease) in cash and cash equivalents	$(117.2)	$(637.6)	$714.7

     Operating Activities
     During 2009, net cash flow provided by operating activities was $443.4 million. Net inventory balances declined $269.9 million in the current period in large part from monetization of inventory that was built up in the prior year in anticipation of higher sales in 2009. Results of operations in 2009 contributed $58.5 million to cash flow, including the $70.7 million (pretax) realized from U.S. government distributions of duties deposited by Eurodif S.A. or its affiliates, and $31.9 million in non-cash adjustments for depreciation and amortization. Payables under the Russian Contract increased $13.3 million in 2009, due to the timing of deliveries, representing additions to inventory that did not require a cash outlay. Additionally, cash flow improved $27.1 million due to decreases in prepaid power costs related to the TVA fuel adjustment and prepaid federal income taxes.
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
     During 2007, we generated net cash flow from operating activities of $109.2 million. Results of operations of $96.6 million and $39.5 million in non-cash adjustments for depreciation and amortization contributed to our operating cash. Results of operations include approximately $22.1 million of non-cash related reversals of tax-related accruals previously recorded and those associated with the adoption of a new accounting standard related to income tax uncertainty. These increases in cash flow were slightly offset by the timing of other balance sheet items.
     Investing Activities
     Capital expenditures were $441.3 million in 2009, $441.9 million in 2008 and $137.2 million in 2007. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. Cash deposits made as collateral for surety bonds were $22.5 million in 2009, $35.3 million in 2008 and $33.2 million in 2007. The surety bonds represent financial assurance relating primarily to the future disposition of depleted uranium generated in our enrichment process and American Centrifuge decontamination and decommissioning. In 2009, $30.8 million in cash collateral was added related to depleted uranium and a net $8.3 million was returned based on revised estimates for American Centrifuge decontamination and decommissioning.

     Financing Activities
     There were no short-term borrowings under the $400.0 million credit facility at December 31, 2009 or at December 31, 2008. Aggregate borrowings and repayments under the revolving credit facility in 2009 were $196.6 million, and the peak amount outstanding in 2009 of $121.1 million occurred during the fourth quarter.
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
     Net cash flow provided by (or used in) the issuance (or purchase) of common stock related to our employee stock-based compensation plans was ($0.4) million in 2009, ($0.1) million in 2008 and $0.3 million in 2007. USEC’s direct stock purchase plan, which was terminated effective December 18, 2008, provided cash flow from financing activities of $0.2 million in 2008 and $0.2 million in 2007. There were 113.4 million shares of common stock outstanding at December 31, 2009, compared with 111.8 million at December 31, 2008, an increase of 1.6 million shares (or 1%) and 110.6 million at December 31, 2007, or an increase from 2007 to 2008 of 1.2 million shares (or 1%).
     Payments made for deferred financing costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs, amounted to $0.7 million in 2009 and $1.3 million in 2008.
     Working Capital

	December 31,
	2009	2008
	(millions)
Cash and cash equivalents	$131.3	$248.5
Accounts receivable, net	191.4	154.1
Inventories, net	831.8	1,101.7
Current portion of long-term debt	—	(95.7)
Other current assets and liabilities, net	(267.5)	(234.3)

Working capital	$887.0	$1,174.3

     The decline in working capital of $287.3 million reflects cash used for capitalized expenditures associated with the American Centrifuge Plant and deposits for surety bonds. The decrease in net inventories reflects the high volume of SWU sales in 2009.
     Capital Structure and Financial Resources
     At December 31, 2009, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. Financing costs of $14.3 million related to the convertible notes were deferred and are being amortized over the life of the debt. Unamortized financing costs were $10.0 million at December 31, 2009. Our debt to total capitalization ratio was 31% at December 31, 2009 and 37% at December 31, 2008.

     Utilization of USEC’s $400.0 million revolving credit facility at December 31, 2009 and 2008 follows:

	December 31,
	2009	2008
	(millions)
Short-term borrowings	$—	$—
Letters of credit	45.4	48.0
Available credit	295.5	343.0
     Borrowings under the credit facility were subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit. Available credit as of December 31, 2009 is reflective of a temporary fluctuation in qualifying inventory as of November 30, 2009. The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings. As of December 31, 2009 and 2008, we had met all of the reserve provision requirements by a large margin. The revolving credit facility included various customary operating and financial covenants. As of December 31, 2009 and 2008, we were in compliance with all of the covenants. Unamortized financing costs for the credit facility were $0.5 million at December 31, 2009.
     On February 26, 2010, USEC replaced the $400.0 million credit facility, scheduled to mature on August 18, 2010, with a new 27-month credit facility that matures May 31, 2012. The new syndicated bank credit facility provides up to $225.0 million in revolving credit commitments, including up to $100.0 million in letters of credit, secured by assets of USEC Inc. and our subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. The credit facility contains an accordion feature that allows us to expand the size of the facility up to an aggregate of $350.0 million in revolving credit commitments, subject to our obtaining additional commitments. In the event of such an increase in commitments, our letter of credit sublimit will also increase dollar for dollar up to a maximum of $150.0 million. However, we may not be successful in our efforts to secure additional lender commitments. The credit facility is available to finance working capital needs and general corporate purposes.
     Under the terms of the new credit facility, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when Availability falls below certain thresholds, the credit facility permits us to spend up to $90.0 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). However, for every additional dollar of aggregate lender commitments that we obtain under the accordion feature described above, the ACP Spending Basket is increased by one dollar up to a maximum of $165.0 million. The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project. In addition to the ACP Spending Basket, the new credit facility also permits the investment in the American Centrifuge project of net proceeds from additional equity capital raised by us, subject to certain provisions and certain limitations when Availability falls below certain thresholds. If we are unable to expand the size of the credit facility (and the ACP Spending Basket) through the accordion feature described above or to raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket would necessitate further reductions in spending on the American Centrifuge project.
     The credit facility includes provisions permitting transfer of assets related to the American Centrifuge project to enable USEC to separately finance the American Centrifuge project. USEC’s subsidiaries created to carry out future commercial American Centrifuge activities will not be guarantors under the credit facility, and their assets will not be pledged as collateral.

     The following is a comparison of variable interest rates under the former and new credit facilities:

$400.0 million credit facility replaced	$225.0 million credit facility effective
in February 2010	February 2010 and maturing May 31, 2012
At USEC’s election, either:	At USEC’s election, either:

• the sum of (1) the greater of the JPMorgan Chase Bank prime rate and the federal funds rate plus 1/2 of 1% plus (2) a margin ranging from 0.25% to 0.75% based upon collateral availability, or
•   the sum of (1) the greater of a) the JPMorgan Chase Bank prime rate, b) the federal funds rate plus 1/2 of 1%, or c) 1-month LIBOR plus 1% plus (2) a margin ranging from 2.25% to 2.75% based upon availability, or

• the sum of LIBOR plus a margin ranging from 2.0% to 2.5% based upon collateral availability.	• the sum of LIBOR plus a margin ranging from 4.0% to 4.5% based upon availability.
     As with the former facility, borrowings under the new credit facility are subject to limitations based on established percentages of qualifying assets pledged as collateral to the lenders, such as eligible accounts receivable and USEC-owned inventory. The new credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings if certain requirements are not met, including those listed below.

Requirement	Outcome
Availability ≥ greater of 10% of aggregate lender commitments or $32.5 million	If not met at any time, an event of default is triggered.

Availability ≥ $75.0 million	If not met at any time, fixed charge ratio required to be 1.00 to 1.00 until the 90th consecutive day Availability is restored.
     We must repay the principal and accrued interest on any outstanding loans and other obligations under the credit facility with all revenues (with the ability to re-borrow, subject to the above requirements) if Availability falls below $100.0 million until Availability is greater than $115.0 million for 60 consecutive days.
     “Availability” means, the lesser of (i) aggregate lender commitments and (ii) the sum of eligible receivables and eligible inventory, subject to caps, less the sum of (x) outstanding loan balances and accrued interest, fees and expenses, and (y) letters of credit issued, except to the extent cash collateral has been posted to support the letters of credit.
     We expect to have borrowings under the new credit facility in 2010, which will reduce Availability. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.
     As with the former facility, the new revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of collateral, and payment of dividends or other distributions. In addition, the new revolving credit facility prohibits our payment of cash dividends or distributions to holders of our common stock. However, as described in Item 1A, “Risk Factors,” the more restrictive nature of the covenants under the new credit facility, combined with the smaller size of the credit facility, makes compliance with the covenants under the credit facility more difficult should we encounter unanticipated adverse events. Complying with these covenants may also limit our flexibility to successfully execute our business strategy. Failure to satisfy the covenants would constitute an event of default under the credit facility.
     Default under, or failure to comply with the Russian Contract, the 2002 DOE-USEC Agreement (other than the milestones related to deployment of the American Centrifuge project), the lease of the GDPs or any other material contract or agreement with the DOE, or any exercise by DOE of its rights or remedies under the 2002 DOE-USEC Agreement, would also be considered to be an event of default under the new credit facility if it would reasonably be expected to result in a material adverse effect on (i) our business, assets, operations or condition (taken as a whole), (ii) our ability to perform any of our obligations under the revolving credit facility, (iii) the assets pledged as collateral under the credit facility; (iv) the rights or remedies under the credit facility of the lenders or J.P. Morgan as administrative agent; or (v) the lien or lien priority with respect to the collateral of J.P. Morgan as administrative agent.
     In December 2009, Standard & Poor’s and Moody’s lowered each of USEC’s credit ratings by one notch, noting concerns regarding the delay in the review of USEC’s loan guarantee application for American Centrifuge and near-term liquidity with the August 2010 expiry date of the former credit facility. USEC continues to work to prepare an update to the American Centrifuge loan guarantee application and has subsequently entered into a new credit facility which matures May 31, 2012. Our current credit ratings are as follows:

	Standard & Poor’s	Moody’s
Corporate credit/family rating	CCC+	Caa1
3.0% convertible senior notes	CCC-	Caa2
Outlook	Developing	Developing
     Financial Markets and Pension and Postretirement Benefit Plan Assets
     In 2009, actual returns for our benefit plan assets were significantly above our expected long-term rate of return on plan assets of 7.7% due to improved conditions in the financial markets as compared to the significant downturn experienced in 2008. In 2008, actual returns for our benefit plan assets were significantly below our expected long-term rate of return on plan assets due to adverse conditions in the financial markets. A summary of actual plan funding in 2008 and 2009 as well as expected funding in 2010 follows:

		Postretirement
	Defined Benefit	Health and Life
	Pension Plans	Benefit Plans
	(millions)
Actual contributions in 2008	$10.3	$3.6
Actual contributions in 2009	22.1	6.2
Expected contributions in 2010	16.2	6.3
     The minimum amount we contribute to our pension plans is regulated by the IRS and the Pension Protection Act of 2006. In addition, we consider limits on allowable pension costs under government cost accounting standards when determining our contributions.
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

	Financial Assurance		Long-Term Liability
	December 31,		December 31,
	2009	2008	2009	2008
Depleted uranium disposition and stored wastes	$262.8	$232.0	$155.6	$119.5
Decontamination and decommissioning of American Centrifuge	22.2	57.7	21.3	13.7
Other financial assurance	20.4	22.9

Total financial assurance	$305.4	$312.6

Letters of credit	45.4	48.0
Surety bonds	260.0	264.6

Cash collateral deposit for surety bonds	$158.3	$135.1
     The amount of financial assurance needed in the future for depleted uranium disposition is anticipated to increase by an estimated $30 to $40 million per year depending on Paducah GDP production volumes and the estimated unit disposition cost defined by the NRC requirement.
     The amount of financial assurance needed for D&D of the American Centrifuge Plant is dependent on construction progress and decommissioning cost projections. The estimates of completed construction activities supporting the decommissioning funding plan are based on projected percent completion of activities as defined in the baseline construction schedule. As a result of demobilization, a verification of the actual construction completion and related decommissioning requirements was performed and the current estimates were found to be overstated. With DOE’s concurrence, we adjusted the decommissioning funding plan and applicable surety bond amounts to align with the revised estimates. The commensurate reduction in the cash collateral deposit is reflected as a reduction in cash used in investing activities.
     As part of our license to operate the American Centrifuge Plant, we provide the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future centrifuge operations.
     See note 15 to the consolidated financial statements for a more detailed explanation regarding the nature of differences between the financial assurance amounts and the related long-term liabilities.

     Contractual Commitments
     USEC had contractual commitments at December 31, 2009, estimated as follows (in millions):

		2011—	2013 —
	2010	2012	2014	Thereafter	Total
Financing (1):
Debt	$—	$—	$575.0	$—	$575.0
Interest on debt	17.3	34.5	34.5	—	86.3

	17.3	34.5	609.5	—	661.3

Purchase Commitments:
United States Enrichment Corporation (2)	1,185.9	2,113.5	692.5	—	3,991.9
American Centrifuge (3)	32.5	—	—	—	32.5

	1,218.4	2,113.5	692.5	—	4,024.4

Expected payments on operating leases	6.4	9.7	7.4	25.8	49.3
Other long-term liabilities (4)	26.1	106.6	48.6	417.6	598.9

	$1,268.2	$2,264.3	$1,358.0	$443.4	$5,333.9

(1)	The 3.0% convertible senior notes amounting to $575 million are due October 1, 2014, assuming no conversion to shares of common stock.

(2)	Purchase commitments of subsidiary United States Enrichment Corporation include a commitment to purchase SWU under the Russian Contract of approximately $2.8 billion and a commitment to purchase power under the TVA contract of approximately $1.2 billion.

Prices under the Russian Contract are determined under a formula that combines a mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of any short-term swings in these price points. Actual amounts will vary based on changes in the price points and other pricing elements.

Capacity under the TVA power purchase agreement is fixed. Prices are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs.

(3)	Supply agreements for the purchase of materials, goods and services for the manufacture of centrifuge machines to be used in the American Centrifuge Plant. Prices for minimum purchase commitments above are subject to adjustment for inflation. Prepayments to suppliers for services not yet performed totaled $25.2 million as of December 31, 2009. Contractual provisions for termination penalties related to both prepayment and contractual commitment amounts as of December 31, 2009 were estimated at $32.9 million, however this penalty reduces as material and services are received.

(4)	Other long-term liabilities reported on the balance sheet include pension benefit obligations and postretirement health and life benefit obligations amounting to $345.5 million, accrued depleted uranium disposition costs of $155.6 million, the long-term portion of accrued lease turnover costs of $53.3 million and the liability for unrecognized tax benefits of $4.4 million.
     Off-Balance Sheet Arrangements
     In December 2006, DOE signed an agreement with us licensing U.S. gas centrifuge technology to USEC for use in building new domestic uranium enrichment capacity. We will pay royalties to the U.S. government on annual revenues from sales of LEU produced in the American Centrifuge Plant. The royalty ranges from 1% to 2% of annual gross revenue from these sales. Payments are capped at $100 million over the life of the technology license. Other than the letters of credit issued under the credit facility, the surety bonds and certain contractual commitments discussed above, there were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2009 or 2008.

Environmental Matters
     In addition to estimated costs for the future disposition of depleted uranium, we incur costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of our operations. Environmental liabilities associated with GDP operations prior to July 28, 1998, are the responsibility of the U.S. government, except for liabilities relating to certain identified wastes generated by us and stored at the GDPs. DOE remains responsible for decontamination and decommissioning of the GDPs. Operating costs for environmental compliance, including estimated costs relating to the future disposition of depleted uranium, amounted to $58.9 million in 2009, $39.9 million in 2008, and $44.9 million in 2007.
New Accounting Standards Not Yet Implemented
     We have reviewed recently issued accounting standards that are not yet effective and have determined that none would have a material impact to USEC’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
     At December 31, 2009, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.
     We have not entered into financial instruments for trading purposes. At December 31, 2009, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $575.0 million. The fair value of the convertible notes, based on the trading price as of December 31, 2009, was $372.0 million.
     Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:
•	commodity price risk for electric power requirements for the Paducah GDP (refer to “Overview — Cost of Sales” and “Results of Operations — Cost of Sales”)

•	interest rate risk relating to any outstanding borrowings at variable interest rates under our revolving credit agreement (refer to “Liquidity and Capital Resources — Capital Structure and Financial Resources”), and

•	market risk relating to the value of our defined benefit pension plan assets (refer to “Liquidity and Capital Resources — Financial Markets and Pension and Postretirement Benefit Plan Assets”).

Item 8.	Consolidated Financial Statements and Supplementary Data
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

     Management assessed the effectiveness of USEC’s internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2009.
     The effectiveness of USEC’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
     Changes in Internal Control Over Financial Reporting
     There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

Item 9B.	Other Information
     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     Certain information regarding executive officers is included in Part I of this annual report. Additional information concerning directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 29, 2010.

Item 11.	Executive Compensation
     Information concerning management compensation is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 29, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 29, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Information concerning certain relationships and related transactions and director independence is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 29, 2010.

Item 14.	Principal Accountant Fees and Services
     Information concerning principal accountant fees and services is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 29, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	(1)Consolidated Financial Statements

Reference is made to the consolidated financial statements appearing elsewhere in this annual report.

(2)Financial Statement Schedules

No financial statement schedules are required to be filed as part of this annual report.

(3)Exhibits

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

USEC Inc.
March 1, 2010	/s/ John K. Welch
John K. Welch
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ John K. Welch John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2010

/s/ John C. Barpoulis John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ J. Tracy Mey J. Tracy Mey	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2010

/s/ James R. Mellor James R. Mellor	Chairman of the Board	March 1, 2010

/s/ Michael H. Armacost Michael H. Armacost	Director	March 1, 2010

/s/ Joyce F. Brown Joyce F. Brown	Director	March 1, 2010

/s/ Joseph T. Doyle Joseph T. Doyle	Director	March 1, 2010

/s/ H. William Habermeyer H. William Habermeyer	Director	March 1, 2010

/s/ John R. Hall John R. Hall	Director	March 1, 2010

/s/ William J. Madia William J. Madia	Director	March 1, 2010

/s/ W. Henson Moore W. Henson Moore	Director	March 1, 2010

/s/ Joseph F. Paquette, Jr. Joseph F. Paquette, Jr.	Director	March 1, 2010

USEC Inc.

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of USEC Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, consolidated statements of cash flows, and consolidated statements of stockholders’ equity present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
McLean, Virginia
March 1, 2010

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$131.3	$248.5
Accounts receivable, net	191.4	154.1
Inventories:
Separative work units	805.1	813.0
Uranium	482.1	402.1
Materials and supplies	14.0	16.8

Total Inventories	1,301.2	1,231.9
Deferred income taxes	48.6	67.9
Other current assets	297.1	188.3

Total Current Assets	1,969.6	1,890.7
Property, Plant and Equipment, net	1,115.1	736.1
Other Long-Term Assets
Deferred income taxes	270.3	273.3
Deposit for surety bonds	158.3	135.1
Bond financing costs, net	10.0	12.0
Goodwill	6.8	6.8
Other long-term assets	2.0	1.3

Total Other Long-Term Assets	447.4	428.5

Total Assets	$3,532.1	$3,055.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$95.7
Accounts payable and accrued liabilities	153.4	172.3
Payables under Russian Contract	134.8	121.5
Inventories owed to customers and suppliers	469.4	130.2
Deferred revenue and advances from customers	325.0	196.7

Total Current Liabilities	1,082.6	716.4
Long-Term Debt	575.0	575.0
Other Long-Term Liabilities
Depleted uranium disposition	155.6	119.5
Postretirement health and life benefit obligations	168.9	168.1
Pension benefit liabilities	176.6	223.1
Other liabilities	97.8	90.8

Total Other Long-Term Liabilities	598.9	601.5
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 250,000,000 shares authorized, 123,320,000 shares issued	12.3	12.3
Excess of capital over par value	1,179.6	1,184.2
Retained earnings	322.4	263.9
Treasury stock, 9,926,000 and 11,564,000 shares	(71.3)	(84.1)
Accumulated other comprehensive loss, net of tax	(167.4)	(213.9)

Total Stockholders’ Equity	1,275.6	1,162.4

Total Liabilities and Stockholders’ Equity	$3,532.1	$3,055.3

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenue:
Separative work units	$1,647.0	$1,175.5	$1,570.5
Uranium	180.7	217.1	163.5
U.S. government contracts and other	209.1	222.0	194.0

Total revenue	2,036.8	1,614.6	1,928.0

Cost of sales:
Separative work units and uranium	1,640.3	1,202.2	1,473.6
U.S. government contracts and other	191.8	183.6	166.9

Total cost of sales	1,832.1	1,385.8	1,640.5

Gross profit	204.7	228.8	287.5
Special charges	4.1	—	—
Advanced technology costs	118.4	110.2	127.3
Selling, general and administrative	58.8	54.3	45.3
Other (income)	(70.7)	—	—

Operating income	94.1	64.3	114.9
Interest expense	1.2	17.3	16.9
Interest (income)	(1.3)	(24.7)	(33.8)

Income before income taxes	94.2	71.7	131.8
Provision for income taxes	35.7	23.0	35.2

Net income	$58.5	$48.7	$96.6

Net income per share – basic	$.53	$.44	$1.04
Net income per share – diluted	$.37	$.35	$.94

Weighted average number of shares outstanding:
Basic	111.4	110.6	93.0
Diluted	160.1	158.7	105.8
See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income	$58.5	$48.7	$96.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31.9	34.2	39.5
Deferred income taxes	(1.6)	3.1	(40.6)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(37.3)	98.8	(37.0)
Inventories – net (increase) decrease	269.9	(270.6)	36.2
Payables under Russian Contract – increase (decrease)	13.3	9.3	6.9
Deferred revenue, net of deferred costs – increase (decrease)	(3.9)	24.5	5.1
Accrued depleted uranium disposition	36.1	21.2	26.8
Accounts payable and other liabilities – increase (decrease)	44.6	(31.2)	(25.1)
Other, net	31.9	(42.9)	0.8

Net Cash Provided by (Used in) Operating Activities	443.4	(104.9)	109.2

Cash Flows Used in Investing Activities
Capital expenditures	(441.3)	(441.9)	(137.2)
Deposits for surety bonds, net	(22.5)	(35.3)	(33.2)

Net Cash (Used in) Investing Activities	(463.8)	(477.2)	(170.4)

Cash Flows Provided by (Used in) Financing Activities
Borrowings under credit facility	196.6	48.3	75.1
Repayments under credit facility	(196.6)	(48.3)	(75.1)
Repayment and repurchases of senior notes	(95.7)	(54.3)	—
Tax benefit related to stock-based compensation	—	—	0.9
Proceeds from issuance of convertible senior notes	—	—	575.0
Payments made for deferred financing costs	(0.7)	(1.3)	(14.3)
Common stock issued (purchased), net of issuance costs	(0.4)	0.1	214.3

Net Cash Provided by (Used in) Financing Activities	(96.8)	(55.5)	775.9

Net Increase (Decrease)	(117.2)	(637.6)	714.7
Cash and Cash Equivalents at Beginning of Period	248.5	886.1	171.4

Cash and Cash Equivalents at End of Period	$131.3	$248.5	$886.1

Supplemental Cash Flow Information
Interest paid, net of capitalized interest	$0.7	$15.9	$6.9
Income taxes paid	4.5	50.0	101.9
See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

	Common				Accumulated
	Stock,	Excess of			Other
	Par Value	Capital			Compre-	Total	Compre-
	$.10 per	over	Retained	Treasury	hensive	Stockholders’	hensive
	Share	Par Value	Earnings	Stock	Income (Loss)	Equity	Income (Loss)
Balance at December 31, 2006	10.0	970.6	137.5	(95.5)	(36.6)	986.0
Implementation of new accounting standard (Note 12)	—	—	(18.9)	—	—	(18.9)	—
Common stock issued:
Proceeds from issuance of common stock	2.3	211.5	—	—	—	213.8	—
Proceeds from exercise of stock options	—	—	—	0.8	—	0.8	—
Restricted and other stock issued, net of amortization	—	4.1	—	1.8	—	5.9	—
Amortization of actuarial losses and prior service costs (credits) and valuation revisions, net of income tax of $14.8 million	—	—	—	—	25.3	25.3	25.3
Net income	—	—	96.6	—	—	96.6	96.6

Balance at December 31, 2007	12.3	1,186.2	215.2	(92.9)	(11.3)	1,309.5	$121.9

Restricted and other common stock issued, net of amortization	—	(2.0)	—	8.8	—	6.8	—
Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax of $114.7 million	—	—	—	—	(202.6)	(202.6)	(202.6)
Net income	—	—	48.7	—	—	48.7	48.7

Balance at December 31, 2008	12.3	1,184.2	263.9	(84.1)	(213.9)	1,162.4	$(153.9)

Restricted and other common stock issued, net of amortization	—	(4.6)	—	12.8	—	8.2	—
Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax of $23.9 million	—	—	—	—	46.5	46.5	46.5
Net income	—	—	58.5	—	—	58.5	58.5

Balance at December 31, 2009	$12.3	$1,179.6	$322.4	$(71.3)	$(167.4)	$1,275.6	$105.0

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
Basis of Presentation
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
Inventories
     Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published spot price indicators at the balance sheet date. SWU and uranium inventory costs are determined using the monthly moving average cost method.
     SWU costs are based on production costs and purchase costs. Production costs at the Paducah gaseous diffusion plant (“GDP”) consist principally of electric power, labor and benefits, depleted uranium disposition cost estimates, materials, depreciation and amortization and maintenance and repairs. USEC purchases SWU under a commercial agreement (“Russian Contract”) with a Russian government entity known as OAO Techsnabexport (“TENEX”). The Russian Contract implements a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, USEC has been designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. The term of the 20-year Russian Contract is completed in 2013. The cost of the SWU component of LEU purchased under the Russian Contract is recorded at acquisition cost plus related shipping costs.
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
     Certain customers make advance payments to be applied against future orders or deliveries. Advances from customers are reported as deferred revenue, and revenue is recognized as LEU is delivered or services are provided. In 2007, USEC exchanged SWU for uranium under a barter contract. SWU revenue of $50.8 million was recognized based on the fair market value of the uranium received in exchange for SWU delivered.
     USEC performs contract work primarily for the U.S. Department of Energy (“DOE”) and DOE contractors. U.S. government contract revenue includes billings for fees and reimbursements for allowable costs that are determined in accordance with the terms of the underlying contracts. USEC records revenue as work is performed and as fees are earned. Revenues determined based on allowable costs include pension and other allocated costs that are determined in accordance with government cost accounting standards, whereas costs and expenses reflected in the financial statements are determined in accordance with generally accepted accounting principles. Amounts representing contract change orders or final billing rates based on incurred costs are accrued and included in revenue when they can be reliably estimated and realization is probable. The final settlement of the allowable costs submitted for reimbursement is subject to audit by the Defense Contract Audit Agency (“DCAA”) and acceptance by DOE. This process has been completed for fiscal 2002, USEC’s first year as a federal contractor under government cost accounting standards. In addition, as of December 31, 2009, USEC has finalized and submitted to DOE the billable incurred costs for contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008. Based on USEC’s limited experience to date, revenue resulting from final billing rates is recognized upon completion of the DCAA audit and notice by DOE authorizing final billing.
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
     Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant in Piketon, Ohio, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment as part of construction work in progress. Amounts capitalized include interest of $22.9 million in 2009, $14.7 million in 2008 and $6.3 million in 2007. The continued capitalization of costs is subject to ongoing review and successful project completion. USEC’s move during the second half of 2007 from a demonstration phase to a commercial plant phase in which significant expenditures are capitalized was based on management’s judgment that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement and economic viability. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.
     On August 4, 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application for the American Centrifuge Plant in Piketon, Ohio. As a result, USEC demobilized the American Centrifuge project in order to preserve liquidity as it evaluates the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. In parallel, USEC continues its centrifuge testing program and its development efforts. Following USEC’s decision to demobilize the American Centrifuge project in August 2009, USEC concluded that future cash flows from the ACP will exceed its capital investment based on a probability-weighted analysis. USEC reaffirmed its conclusion at year-end 2009. Since USEC believes its capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. USEC will continue to evaluate this assessment as conditions change.
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
Goodwill
     USEC’s long-term assets include goodwill resulting from USEC’s acquisition of NAC in 2004. USEC evaluates the carrying value of goodwill by performing an impairment test on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
Long-Lived Assets
     USEC evaluates the carrying value of long-lived assets by performing impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. Impairment tests are based on a comparison of estimated undiscounted future cash flows to the carrying values of long-lived assets. If impairment is indicated, the asset carrying value is reduced to fair market value or, if fair market value is not readily available, the asset is reduced to a value determined by applying a discount rate to expected cash flows.
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
Adoption of New Accounting Standards
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
     In December 2008, the FASB issued guidance requiring additional disclosures related to assets held in an employer’s defined benefit pension or other postretirement plan, including disclosures about the categories of plan assets and information about the fair value measurements of plan assets. USEC adopted this requirement in 2009 and the additional disclosures are presented in note 10.
     In April 2009, the FASB issued accounting guidance requiring fair value disclosures for financial instruments in interim financial statements. The implementation of this requirement beginning in the quarter ended June 30, 2009 did not have a significant impact on USEC’s consolidated financial statements.

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
2. ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS

	December 31,
	2009	2008
	(millions)
Accounts receivable (1):
Utility customers:
Trade receivables	$118.4	$109.2
Unbilled revenue (2)	0.4	1.5

	118.8	110.7

Contract services, primarily Department of Energy (3):
Billed revenue	38.4	26.6
Unbilled revenue	34.2	16.8

	72.6	43.4

	$191.4	$154.1

Other current assets:
Deferred costs relating to deferred revenue	$244.4	$111.4
Prepaid items (4)	52.7	76.9

	$297.1	$188.3

(1)	Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $15.2 million at December 31, 2009 and $14.5 million at December 31, 2008.

(2)	Unbilled revenue for utility customers represents price adjustments for past deliveries that are not yet billable under the applicable contracts.

(3)	Billings for contract services related to DOE are invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred, prior to DCAA audit and notice by DOE authorizing final billing, and provisional billing rate invoiced amounts. USEC expects to invoice and collect the unbilled amounts as billing rates are revised, submitted to and approved by DOE.

(4)	Prepaid items include prepayments to American Centrifuge suppliers for services not yet performed totaling $25.2 million as of December 31, 2009 and $24.7 million as of December 31, 2008. Other prepayments include taxes, power purchases and insurance.

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
     USEC has agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase about 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, and as of December 31, 2009, USEC had purchased 70 million SWU contained in LEU derived from 382 metric tons of highly enriched uranium. Purchases under the Russian Contract approximate one-half of USEC’s supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices. Increases in these price points in recent years have resulted in increases to the index used to determine prices under the Russian Contract. The pricing methodology under the Russian Contract for deliveries in 2010 through 2013 was amended in February 2009 and the amendment was subsequently approved by the U.S. and Russian governments. The new pricing methodology is intended to enhance the stability of future pricing for both parties through a formula that combines a different mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points.
     The Russian Contract provides that the parties may agree on appropriate adjustments, if necessary, to ensure that TENEX receives at least approximately $7.6 billion for the SWU component over the 20-year term of the Russian Contract through 2013. From inception of the Russian Contract in 1994 through December 31, 2009, USEC has purchased the SWU component of LEU at an aggregate cost of approximately $6.3 billion. Purchases of SWU under the Russian Contract are expected to exceed $0.5 billion per year through 2013.
4. INVENTORIES

	December 31,
	2009	2008
	(millions)
Current assets:
Separative work units	$805.1	$813.0
Uranium	482.1	402.1
Materials and supplies	14.0	16.8

	1,301.2	1,231.9
Current liabilities:
Inventories owed to customers and suppliers	(469.4)	(130.2)

Inventories, net	$831.8	$1,101.7

Inventories Owed to Customers and Suppliers
     Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of LEU. In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Uranium provided by customers for which title passed to USEC is recorded on the balance sheet at estimated fair values of $0.2 million at December 31, 2009 and $1.6 million at December 31, 2008.

     Additionally, USEC owed SWU and uranium inventories to fabricators with a cost totaling $469.2 million at December 31, 2009 and $128.6 million at December 31, 2008. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.
Uranium Provided by Customers and Suppliers
     USEC held uranium with estimated fair values of approximately $2.8 billion at December 31, 2009 and $3.8 billion at December 31, 2008, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 14% decline in the uranium spot price indicator and a 14% decline in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Generally, title to uranium provided by customers remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.
5. PROPERTY, PLANT AND EQUIPMENT
     A summary of changes in property, plant and equipment follows (in millions):

		Capital	Transfers		Capital	Transfers
	December 31,	Expenditures	and	December 31,	Expenditures	and	December 31,
	2006	(Depreciation)	Retirements	2007	(Depreciation)	Retirements	2008
Construction work in progress	$71.8	$141.5	$(20.6)	$192.7	$472.5	$(47.7)	$617.5
Leasehold improvements	168.0	—	3.8	171.8	—	5.0	176.8
Machinery and equipment	182.0	2.7	6.3	191.0	2.1	41.2	234.3

	421.8	144.2	(10.5)	555.5	474.6	(1.5)	1,028.6
Accumulated depreciation and amortization	(231.9)	(37.4)	6.0	(263.3)	(30.7)	1.5	(292.5)

	$189.9	$106.8	$(4.5)	$292.2	$443.9	$—	$736.1

		Capital	Transfers
	December 31,	Expenditures	and	December 31,
	2008	(Depreciation)	Retirements	2009
Construction work in progress	$617.5	$405.3	$(31.4)	$991.4
Leasehold improvements	176.8	—	5.8	182.6
Machinery and equipment	234.3	1.6	24.2	260.1

	1,028.6	406.9	(1.4)	1,434.1
Accumulated depreciation and amortization	(292.5)	(27.9)	1.4	(319.0)

	$736.1	$379.0	$—	$1,115.1

     Capital expenditures include items in accounts payable and accrued liabilities for which cash is paid in the following period.
     USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP, which is primarily included in the construction work in progress balance, totaled $1,023.1 million at December 31, 2009 and $644.3 million at December 31, 2008. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at December 31, 2009 and $13.0 million at December 31, 2008.
     As described in note 16 under “American Centrifuge Plant — Project Funding”, USEC has demobilized the American Centrifuge project as it evaluates strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. In parallel, USEC continues its centrifuge testing program and its development efforts. Following USEC’s decision to demobilize the American Centrifuge project in August 2009, USEC concluded that future cash flows from the ACP will exceed its capital investment based on a probability-weighted analysis. USEC reaffirmed its conclusion at year-end 2009. Since USEC believes its capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. USEC will continue to evaluate this assessment as conditions change.
6. ACCOUNTS PAYABLE AND ACCRUED LIABILITES

	December 31,
	2009	2008
	(millions)
Trade payables	$27.4	$36.6
Compensation and benefits	52.8	53.3
Accrued interest payable on long-term debt	5.0	7.9
Accrued income taxes payable	14.7	1.9
American Centrifuge accrued liabilities	16.5	48.5
Other accrued liabilities	37.0	24.1

	$153.4	$172.3

7. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
     Deferred revenue and advances from customers were as follows (in millions):

	December 31,
	2009	2008
Deferred revenue	$301.9	$196.3
Advances from customers	23.1	0.4

	$325.0	$196.7

     In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require USEC to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. In such cases, recognition of revenue does not occur at the time title to uranium or LEU transfers to the customer but instead is deferred until LEU to which the customer has title is physically delivered. Related costs associated with deferred revenue, reported in other current assets, totaled $244.4 million at December 31, 2009 and $111.4 million at December 31, 2008.
     Advances from customers as of December 31, 2009 includes $22.7 million for future services to be provided for DOE in our U.S. government contracts segment. USEC received the cash in December 2009 after selling uranium transferred from DOE in the market pursuant to an arrangement that provides for USEC to sell uranium transferred from DOE to fund accelerated cold shutdown services at the Portsmouth GDP.

8. DEBT
     The balance sheet carrying amounts and estimated fair values of USEC’s long-term debt follow (in millions):

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.0% convertible senior notes, due October 1, 2014	$575.0	$372.0	$575.0	$207.0
6.75% senior notes, due January 20, 2009	—	—	95.7	94.9

	$575.0	$372.0	$670.7	$301.9

     The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date. At December 31, 2008, the fair value of the senior notes was calculated based on a credit-adjusted spread over U.S. Treasury securities with similar maturities.
     Convertible Senior Notes due 2014
     In September 2007, USEC issued $575.0 million in convertible notes. The notes bear interest at a rate of 3.0% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008. As part of this issuance, USEC paid underwriting discounts and accrued related offering expenses of $14.3 million. These costs are deferred and are being amortized using the effective interest rate method over the life of the convertible notes. Amortization was $2.0 million in 2009, $1.8 million in 2008 and $0.5 million in 2007.
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
     Holders may convert their notes to common stock at their option on any day prior to the close of business on the scheduled trading day immediately preceding August 1, 2014 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of USEC Inc. common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter), if the last reported sale price of USEC Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, August 1, 2014 through the scheduled trading day immediately preceding the maturity date of the notes. The notes were not eligible for conversion as of December 31, 2009.
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
     Senior Notes due January 20, 2009
     Senior notes bearing interest at 6.75% amounted to $95.7 million in aggregate principal amount at December 31, 2008. Interest was paid every six months in arrears on January 20 and July 20. The remaining balance of the senior notes was paid on the scheduled maturity date of January 20, 2009. The senior notes were unsecured obligations ranking on parity with all other unsecured and unsubordinated indebtedness of USEC Inc.
     Revolving Credit Facility
     In August 2005, USEC entered into a five-year, syndicated bank credit facility, providing up to $400.0 million in revolving credit commitments, including up to $300.0 million in letters of credit, secured by assets of USEC Inc. and its subsidiaries. There were no short-term borrowings under the revolving credit facility at December 31, 2009 or at December 31, 2008. In 2009, aggregate borrowings and repayments amounted to $196.6 million, and the peak amount outstanding was $121.1 million. Letters of credit issued under the facility amounted to $45.4 million at December 31, 2009 and $48.0 million at December 31, 2008. Financing costs related to this facility were $3.8 million and were deferred and amortized over the life of the facility. Unamortized financing costs for the credit facility were $0.5 million at December 31, 2009.
     The $400.0 million revolving credit facility was scheduled to mature August 18, 2010 and was replaced in February 2010 with a new 27-month, $225.0 million credit facility that matures May 31, 2012. The new credit facility provides USEC with liquidity to finance working capital needs as needed and to fund capital programs, including the American Centrifuge project subject to certain restrictions. In addition, the new credit facility contains an accordion feature that allows USEC to expand the size of the facility up to an aggregate of $350.0 million in revolving credit commitments, subject to USEC obtaining additional commitments.
     Borrowings under the credit facilities are subject to interest charges at a variable rate as follows:

$400.0 million credit facility replaced	$225.0 million credit facility effective February
in February 2010	2010 and maturing May 31, 2012
At USEC’s election, either:	At USEC’s election, either:

• the sum of (1) the greater of the JPMorgan Chase Bank prime rate and the federal funds rate plus 1/2 of 1% plus (2) a margin ranging from 0.25% to 0.75% based upon collateral availability, or	• the sum of (1) the greater of a) the JPMorgan Chase Bank prime rate, b) the federal funds rate plus 1/2 of 1%, or c) 1-month LIBOR plus 1% plus (2) a margin ranging from 2.25% to 2.75% based upon availability, or

• the sum of LIBOR plus a margin ranging from 2.0% to 2.5% based upon collateral availability.	• the sum of LIBOR plus a margin ranging from 4.0% to 4.5% based upon availability.

     Borrowings under the credit facilities are subject to limitations based on established percentages of qualifying assets pledged as collateral to the lenders, such as eligible accounts receivable and USEC-owned inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit. The revolving credit facilities contain various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings. As of December 31, 2009 and 2008, USEC met all of the reserve provision requirements under the prior credit facility. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.
     The revolving credit facilities also include various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of collateral, and payment of dividends or other distributions. In addition, the new revolving credit facility prohibits USEC’s payment of cash dividends or distributions to holders of USEC’s common stock. Failure to satisfy the covenants would constitute an event of default under the revolving credit facility. As of December 31, 2009 and 2008, USEC was in compliance with all of the covenants under the prior credit facility.
     A failure by USEC to comply with obligations under the revolving credit facility or other agreements such as the indenture governing USEC’s outstanding convertible notes, or the occurrence of a “fundamental change” as defined in the indenture governing USEC’s outstanding convertible notes or the occurrence of a “material adverse effect” as defined in USEC’s credit facility, could result in an event of default under the credit facility. A default, if not waived or cured (in cases where we are granted a cure period), could permit, among other things, acceleration of the repayment of any outstanding indebtedness to the lenders, the posting of cash collateral in an amount equal to 105% of any outstanding letters of credit, and the termination of the credit facility.
     DOE Loan Guarantee Program
     Included in other long-term assets are deferred financing costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs, amounting to $2.0 million at December 31, 2009 and $1.3 million at December 31, 2008. Deferred financing costs will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.
9. AMERICAN CENTRIFUGE DEMOBILIZATION CHARGES
     On August 4, 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application for the ACP. As a result, USEC demobilized the American Centrifuge project in order to preserve liquidity as it evaluates the strategic options for the future of the project.
     As part of this demobilization, on September 18, 2009, USEC provided notice that it would be terminating the employment of approximately 120 USEC employees involved in the American Centrifuge project. A workforce reduction of 93 employees was substantially completed by September 23, 2009, and another 25 employees were reassigned. A special charge of $2.5 million was incurred in the three months ended September 30, 2009 for one-time termination benefits consisting of severance payments and short-term health care coverage. Cash expenditures related to this workforce reduction were substantially completed in the fourth quarter of 2009. At December 31, 2009, 442 USEC employees continue to be actively involved in the American Centrifuge project.
     Construction work on the plant infrastructure and finalizing the balance-of-plant design ceased in August. However, USEC continues to incur costs associated with demobilization including procurement of materials under existing contractual obligations in accordance with reductions in the scope of work with its suppliers. The plant design work is approximately 80% complete and would be resumed following a decision to remobilize the project at a later date. Because USEC has delayed high-volume machine manufacturing, work at all of its strategic suppliers has been sharply reduced. USEC continues to work with its suppliers in an attempt to maintain the industrial base created as part of the American Centrifuge project and to minimize contract terminations. However, a special charge of $1.6 million was incurred in the fourth quarter of 2009 for various contract terminations, primarily from subcontractors to the engineering, procurement and construction management activities of Fluor Enterprises, Inc. Cash expenditures related to these contract terminations are expected to be substantially completed by the first quarter of 2010.

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS
     There are approximately 7,300 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 4,100 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to the supplemental executive retirement plans (“SERP”) and pension restoration plan, USEC provides executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law. Non-union employees hired on or after September 1, 2008 do not participate in a qualified defined benefit pension plan.
     Assets and benefit obligations of the pension and postretirement health and life benefit plans are measured as of the year-end balance sheet date. The overfunded or underfunded status of the plans are recognized as either assets or liabilities in the balance sheet, and offsetting amounts are recognized in accumulated other comprehensive income (loss), a component of stockholders’ equity. Net actuarial losses and prior service costs and benefits are therefore recognized in the balance sheet, and are deferred and recognized as net periodic benefit costs in the statement of income over time.
     Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):

			Postretirement Health
	Defined Benefit Pension Plans		and Life Benefit Plans
	Years Ended		Years Ended
	December 31,		December 31,
	2009	2008	2009	2008
Changes in Benefit Obligations:
Obligations at beginning of year	$782.8	$737.0	$211.2	$203.6
Actuarial (gains) losses, net	28.7	20.3	0.3	0.6
Service costs	18.7	17.4	4.6	4.4
Interest costs	47.7	45.7	12.6	12.1
Gross benefits paid	(39.2)	(37.6)	(9.9)	(9.7)
Less federal subsidy on benefits paid	—	—	0.3	0.2
Plan amendments	1.3	—	0.2	—

Obligations at end of year	840.0	782.8	219.3	211.2

Changes in Plan Assets:
Fair value of plan assets at beginning of year	558.8	780.9	43.1	73.0
Actual return on plan assets	120.0	(194.8)	11.0	(23.8)
USEC contributions	22.1	10.3	6.2	3.6
Benefits paid	(39.2)	(37.6)	(9.9)	(9.7)

Fair value of plan assets at end of year	661.7	558.8	50.4	43.1

Funded (Unfunded) status at end of year	(178.3)	(224.0)	(168.9)	(168.1)

Amounts recognized in assets and liabilities:
Current liabilities	$(1.7)	$(0.9)	$—	$—
Noncurrent liabilities	(176.6)	(223.1)	(168.9)	(168.1)

	$(178.3)	$(224.0)	$(168.9)	$(168.1)

Amounts recognized in accumulated other comprehensive income, pre-tax:
Net actuarial loss (gain)	$229.3	$302.0	$43.1	$55.1
Prior service cost (credit)	7.0	7.5	(8.4)	(23.0)

	$236.3	$309.5	$34.7	$32.1

Assumptions used to determine benefit obligations at end of year:
Discount rate	5.84%	6.09%	5.44%	6.00%
Compensation increases	4.25	4.25	4.25	4.25

     The discount rates above are the estimated rates at which the benefit obligations could be effectively settled on the measurement date and are based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans.
     During 2008 the defined benefit pension plans moved from overfunded to underfunded status driven by a decrease in the value of plan assets. The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns on equity securities are based on historical long term returns of equity markets. Expected returns on debt securities are based on the current interest rate environment. The differences between the actual return on plan assets and expected return on plan assets are accumulated in Net Actuarial Gains and (Losses). The expected return on plan assets for the defined benefit pension plans in 2009 was 7.75% and the actual return was $77.4 million greater than expected in 2009 as compared to the $256.2 million less than expected amount in 2008 for defined benefit pension plans.
     The current portion of underfunded plan liabilities represents the expected benefit payments for the following year in excess of the fair value of the plan assets at year-end. The current liability reflects projected benefit payments for SERP and the pension restoration plan in the following year.
     Projected benefit obligations are based on actuarial assumptions including future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. The accumulated benefit obligation for all defined benefit pension plans was $760.6 million at December 31, 2009 and $704.5 million at December 31, 2008. At December 31, 2009, none of USEC’s plans had fair value of plan assets in excess of accumulated benefit obligations.
     In resolution of an outstanding issue with the United Steel Workers regarding the loss of company service credit for certain of its members during a 2003 work stoppage at the Paducah GDP, effective July 1, 2009, USEC’s subsidiary United States Enrichment Corporation amended its defined benefit pension and postretirement health and life benefit plans in order to provide additional company service credit for these affected participants. As a result, postretirement health and life benefit liabilities increased by a total of approximately $1.5 million, of which approximately $0.2 million was recognized as an expense in 2009.
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

Components of Net Periodic Benefit Costs (Income) and Other Amounts Recognized in Other Comprehensive Income

				Postretirement Health
	Defined Benefit Pension Plans			and Life Benefit Plans
	Years Ended December 31,			Years Ended December 31,
(in millions)	2009	2008	2007	2009	2008	2007
Net Periodic Benefit Costs (Income)
Service costs	$18.7	$17.4	$17.9	$4.6	$4.4	$4.1
Interest costs	47.7	45.7	43.1	12.6	12.1	11.8
Expected return on plan assets (gains)	(42.6)	(61.4)	(58.0)	(3.0)	(5.2)	(5.6)
Amortization of prior service costs (credits)	1.7	1.7	1.8	(14.4)	(14.5)	(14.5)
Amortization of actuarial (gains) losses, net	23.9	0.7	1.3	4.2	0.7	2.2
Other special charges	—	—	0.1	—	—	—

Net periodic benefit costs (income)	$49.4	$4.1	$6.2	$4.0	$(2.5)	$(2.0)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$(48.7)	$276.5		$(7.8)	$29.5
Prior service costs (credits)	1.3	—		0.2	—
Amortization of actuarial (gains) losses, net	(23.9)	(0.7)		(4.2)	(0.7)
Amortization of prior service costs (credits)	(1.7)	(1.7)		14.4	14.5

Total recognized in other comprehensive income, pre-tax	$(73.0)	$274.1		$2.6	$43.3
Total recognized in net periodic benefit costs (income) and other comprehensive income, pre-tax	$(23.6)	$278.2		$6.6	$40.8

Assumptions used to determine net periodic benefit costs:
Discount rate	6.09%	6.21%	5.75%	6.00%	5.96%	5.75%
Expected return on plan assets	7.75	8.00	8.00	7.50	7.50	8.00
Compensation increases	4.25	4.25	4.00	4.25	4.25	4.00
     The estimated actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension benefit cost during 2010 are $16.0 million and $1.8 million, respectively. The estimated actuarial net loss and prior service cost credit for the postretirement health and life plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $2.6 million and $(8.4) million, respectively.
     Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2009	2008
Healthcare cost trend rate for the following year	7.75%	8.25%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2016	2016

     A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$8.8	$(8.3)
Net periodic benefit costs	$1.1	$(1.0)
Benefit Plan Assets
     Independent advisors manage investments in each asset category to maximize investment returns within reasonable and prudent levels of risk. Risk is reduced by diversifying plan assets in a broad mix of asset classes and by following a strategic asset allocation approach. Asset classes and target weights are adjusted periodically to optimize the long-term portfolio risk/return tradeoff, to provide liquidity for benefit payments, and to align portfolio risk with the underlying obligations.
     The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

	Percentage of		Target
	Plan Assets		Allocation
	December 31,		Range
	2009	2008	2009
Defined Benefit Pension Plans:
Equity securities	54%	50%	40-60%
Debt securities	46	50	40-60

	100%	100%

Postretirement Health and Life Benefit Plans:
Equity securities	66%	67%	55-75%
Debt securities	34	33	25-45

	100%	100%

     Plan assets are measured at fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The determination of fair value includes consideration of the assumptions that market participants would use when pricing the asset, such as inherent risk, transfer restrictions, and risk of nonperformance. Transactions are assumed to occur in the principal or most advantageous market. When measuring fair value, the use of observable inputs is maximized and the use of unobservable inputs is minimized. Accounting standards prescribe a fair value hierarchy under which the plan assets are categorized based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is comprised of the following three levels of inputs that may be used to measure fair value:
•	Level 1 asset fair values are based on quoted prices in active markets for identical assets. Level 1 of the valuation hierarchy includes U.S. Treasury securities that are valued based on observable prices in active markets. Money market funds are valued based on a Net Asset Value (“NAV”) of one dollar. Mutual funds that have publicly available NAVs are also included in Level 1.

•	Level 2 asset fair values are based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets, quoted prices for identical or similar assets in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets. Level 2 of the valuation hierarchy includes investments in U.S. government agency securities, corporate and municipal debt and mortgage and asset backed securities that are valued based on estimated prices using observable, market-based inputs. Bond and equity funds in collective trusts are valued based on the NAVs provided by administrators of the funds. A collective trust fund is an investment vehicle with a NAV quoted in a private market. The NAV for each fund is based on the underlying assets owned by the fund, less any expenses accrued against the fund, divided by the number of fund shares outstanding. Investments in these funds are classified within Level 2 of the valuation hierarchy because the NAV’s unit price is not quoted in an active market; however, the unit price is based on underlying investments which are traded in an active market.

•	Level 3 asset fair values are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 of the valuation hierarchy includes investments in corporate debt that is valued based on estimated prices that include unobservable inputs such as extrapolated data, indicative quotes and proprietary models of third-party pricing sources.
     Following are the plan investments as of December 31, 2009 categorized by the fair value hierarchy levels described above (in millions):

	Defined Benefit Pension Plans
	Level 1	Level 2	Level 3	Total
U.S. government securities	$32.5	$8.5	$—	$41.0
Collective trust — money market funds	12.4	—	—	12.4
Collective trust — bond funds	—	44.7	—	44.7
Collective trust — equity funds	—	357.7	—	357.7
Corporate debt	—	191.2	1.0	192.2
Mortgage and asset backed securities	—	10.7	—	10.7

Fair value of investments by hierarchy level	$44.9	$612.8	$1.0	$658.7

Accrued interest receivable				3.6
Unsettled transactions payable				(0.6)

Plan assets at December 31, 2009				$661.7

	Postretirement Health and Life Benefit Plans
	Level 1	Level 2	Level 3	Total
Money market funds	$0.9	$—	$—	$0.9
Bond mutual funds	16.1	—	—	16.1
Equity mutual funds	33.0	—	—	33.0

Fair value of investments by hierarchy level	$50.0	$—	$—	$50.0

Accrued interest receivable				0.4

Plan assets at December 31, 2009				$50.4

     The valuation methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although USEC believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

     The table below sets forth a summary of changes in the fair value of Level 3 assets of the defined benefit pension plans for the year ended December 31, 2009 (in millions):

		Mortgage & Asset
	Corporate Debt	Backed Securities	Total
Beginning balance — January 1, 2009	$1.6	$0.5	$2.1
Net Investment gain (loss)	—	—	—
Purchases, sales, issuance, and settlements, net	0.3	—	0.3
Transfers in and/or out of Level 3	(0.9)	(0.5)	(1.4)

Ending balance — December 31, 2009	$1.0	$0.0	$1.0

Benefit Plan Cash Flows
     USEC expects cash contributions to the plans in 2010 will be as follows: $16.2 million for the defined benefit pension plans and $6.3 million for the postretirement health and life benefit plans. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.
     Estimated future benefit plan payments and expected subsidies from Medicare follow (in millions):

		Postretirement	Expected
	Defined Benefit	Health and Life	Subsidies
	Pension Plans	Benefit Plans	From Medicare
2010	$42.2	$12.5	$0.4
2011	43.5	14.2	0.5
2012	51.9	15.5	0.6
2013	47.8	16.9	0.8
2014	49.9	18.3	1.0
2015 to 2019	287.9	108.4	8.0
Other Plans
     USEC sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants, and the funds are administered by an independent trustee. USEC’s matching cash contributions amounted to $8.2 million in 2009, $7.4 million in 2008 and $6.6 million in 2007. Under the Executive Deferred Compensation Plan (and previously under the 401(k) Restoration Plan), qualified employees contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. USEC’s matching contributions amounted to $0.1 million in each of 2009, 2008 and 2007.

11. STOCK-BASED COMPENSATION
     USEC has stock-based compensation plans available to grant restricted stock, restricted stock units, non-qualified stock options, performance awards and other stock-based awards to key employees and non-employee directors, as well as an employee stock purchase plan. A summary of stock-based compensation costs follows (in millions).

	Years Ended December 31,
	2009	2008	2007
Total stock-based compensation costs:
Restricted stock and restricted stock units	$7.3	$5.1	$5.2
Stock options, performance awards and other	1.6	1.2	0.8
Less: costs capitalized as part of inventory	(0.3)	(0.2)	(0.3)

Expense included in selling, general and administrative	$8.6	$6.1	$5.7

Total after-tax expense	$5.6	$3.9	$3.6

     As of December 31, 2009, there was $6.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $5.2 million relates to restricted shares and restricted stock units, and $1.7 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.
     Of the 22.4 million shares of common stock approved by stockholders for issuance under USEC’s equity incentive plans and employee stock purchase plans, there were approximately 5,062,000 shares available for future awards under the plans at December 31, 2009 (excluding outstanding awards which terminate or are cancelled without being exercised or that are settled for cash), including approximately 4,005,000 shares available for grants of stock options, restricted stock or restricted stock units, performance awards and other stock-based awards, as well as approximately 1,057,000 shares available under the employee stock purchase plan. USEC’s practice is to issue shares under stock-based compensation plans from treasury stock.
Restricted Stock Units and Restricted Stock
     During 2007 and 2008, USEC’s long-term incentive program included a performance component for the performance period March 1, 2006 through December 31, 2008 (the “2006-2008 Executive Incentive Plan”). Under the 2006-2008 Executive Incentive Plan, the target award was denominated in shares of USEC stock. Target awards were then marked to market each period, with 80% of the adjustment based on the ending price of USEC’s common stock and the remaining 20% based on a market condition valued using a Monte Carlo model. Compensation cost for these awards was recognized over the service period. Awards were settleable in cash or USEC stock, or could be deferred for future settlement at the employee’s discretion. Since there was the potential for cash settlement, the awards were classified as a liability. During the first quarter of 2009 all awards were settled in cash.
     During 2009, the Board of Directors approved a new one-year performance component of USEC’s long-term incentive program (the “2009 Performance Plan”) that replaced the 2006-2008 Executive Incentive Plan. Under the 2009 Performance Plan, executives were awarded the right to earn shares of restricted stock that vest ratably over three years from March 2009 (or later in the case of a participant who joined the program during 2009). Actual awards were determined by USEC’s performance during the period January 1, 2009 through December 31, 2009 against a pre-determined performance goal. Awards are expected to be granted in early March 2010. This award was classified as an equity award.
     Non-employee directors are granted restricted stock units as part of their compensation for serving on the Board of Directors which may only be settled in USEC stock. The restricted stock units vest over one or three years, however, vesting is accelerated upon (1) the director attaining eligibility for retirement, (2) termination of the director’s service by reason of death or disability, or (3) a change in control. Settlement of restricted stock units granted to non-employee directors is made in shares of USEC stock upon the director’s retirement or other end of service.
     The fair value of restricted stock is determined based on the closing price of USEC’s common stock on the grant date. Compensation cost for restricted stock is amortized to expense on a straight-line basis over the vesting period, which, depending on the grant, is amortized ratably over a one-, three- or five-year period. Sale of such shares is restricted prior to the date of vesting. A summary of restricted shares activity for the year ended December 31, 2009 follows (shares in thousands):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Restricted Shares at December 31, 2008	1,257	$7.46
Granted	1,464	4.03
Vested	(766)	5.88
Forfeited	(2)	3.72

Restricted Shares at December 31, 2009	1,953	$5.51

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
     Assumptions used to value option grants follow:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.40-1.45%	1.84-2.62%	4.5%
Expected dividend yield	—	—	—
Expected volatility	65-72%	50-56%	42%
Expected option life	3.8-4.0 years	3.5 years	3.5 years
Weighted-average grant date fair value	$1.82	$2.23	$4.77
Options granted	1,107,342	818,000	258,000

     Stock options vest or become exercisable in equal annual installments over a three year period and expire 5 or 10 years from the date of grant. A summary of stock option activity follows:

			Weighted-Average
	Stock	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(millions)
Outstanding at December 31, 2008	2,120	8.52
Granted	1,107	3.74
Exercised	—	—
Forfeited or expired	(108)	8.17

Outstanding at December 31, 2009	3,119	$6.84	3.0	$0

Exercisable at December 31, 2009	1,391	$9.34	1.9	$0

     There were no options exercised in 2009 or 2008. In 2007, cash received from the exercise of stock options was $0.8 million and the total intrinsic value of options exercised was $1.0 million.
     Stock options outstanding and options exercisable at December 31, 2009, follow (options in thousands):

		Weighted Average
		Remaining
Stock Exercise		Contractual Life in
Price	Options Outstanding	Years	Options Exercisable
$3.63 to $4.69	1,210	3.9	117
5.00 to 7.00	932	3.3	371
7.02 to 7.13	150	2.2	150
7.90 to 8.50	142	1.6	142
10.44 to 11.88	101	0.8	101
12.09	225	1.3	225
12.19 to 16.90	359	1.6	285

	3,119	3.0	1,391

Employee Stock Purchase Plan
     Under the employee stock purchase plan, participating employees may purchase shares of USEC Inc. common stock at 85% of the market price at the end of the six-month offering period. There is a minimum holding period of one year. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. USEC is required to recognize the compensation costs for the discounts provided under the plan effective January 1, 2006. USEC recognized expense of $0.1 million in each of the years ended December 31, 2009 and 2008 related to this plan. Shares purchased by employees amounted to approximately 155,000 in 2009 and approximately 132,000 in 2008. At December 31, 2009, there were approximately 1,057,000 remaining shares available for purchase under the plan.

12. INCOME TAXES
Provision
     The provision for income taxes from continuing operations is as follows (in millions):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$30.4	$13.7	$68.3
State and local	6.9	6.2	7.5

	37.3	19.9	75.8

Deferred:
Federal	(2.1)	2.5	(41.2)
State and local	0.5	0.6	0.6

	(1.6)	3.1	(40.6)

	$35.7	$23.0	$35.2

Deferred Taxes
     Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2009	2008
Deferred tax assets:
Plant lease turnover and other exit costs	$23.6	$23.2
Employee benefits costs	153.6	166.5
Inventory	22.8	44.8
Property, plant and equipment	44.3	47.1
Tax intangibles	2.5	3.4
Deferred costs for depleted uranium	59.7	46.1
Net operating loss carryforwards	1.6	1.6
Accrued expenses	7.4	6.1
Other	6.1	5.2

	$321.6	$344.0
Valuation allowance	(1.5)	(1.5)

Deferred tax assets, net of valuation allowance	320.1	342.5

Deferred tax liabilities:
Prepaid expenses	1.2	1.3

Deferred tax liabilities	1.2	1.3

	$318.9	$341.2

     The valuation allowance of $1.5 million at both December 31, 2009 and 2008 reduces deferred tax assets and is recorded as a result of the 2004 acquisition of NAC. The NAC state net operating losses that are available to offset future taxable income currently expire through 2023. A valuation allowance is provided if it is more likely than not that all or a portion of a deferred tax asset will not be realized. Tax benefits earned or expected to be earned from the net operating losses are recorded as reductions to goodwill and have been reflected in the balance. The goodwill amount will not be deductible for income tax purposes. The deferred tax asset, net of valuation allowance, is more likely than not to be realized in future years based on an assessment of positive and negative available evidence.

Effective Tax Rate
     A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

	Years Ended December 31,
	2009	2008	2007
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal	4	5	3
Export tax incentives	—	—	(1)
Research and other tax credits	(4)	(6)	(1)
Manufacturing deduction	—	—	(1)
Other nondeductible expenses	1	1	—
Impact of state rate changes on deferred taxes	1	1	1
Uncertain tax positions (see below)	1	(4)	(9)

	38%	32%	27%

Uncertain Tax Positions
     The accounting for uncertainty in income taxes requires that a tax position meet a minimum recognition threshold before the related tax benefit may be recognized in the financial statements as well as derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition criteria.
     The liability for unrecognized tax benefits increased $0.6 million during 2009 and decreased $7.0 million during 2008. In addition, the tax provision increased $0.4 million during 2009, decreased $2.9 million during 2008, and decreased $12.6 million during 2007 as a result of changes to unrecognized tax benefits. The 2008 decreases were primarily a result of the completion of the 2004 through 2006 IRS examination and the filing of a tax accounting method change. The 2007 decrease was primarily a result of the expiration of the federal statute of limitations for all tax years through 2003, the resolution of an issue with the IRS, and the completion of the IRS examination after USEC adopted the new accounting standard related to income tax uncertainty effective January 1, 2007.
     The liability for unrecognized tax benefits, included in other long-term liabilities, was $4.4 million for the year ended December 31, 2009 and $3.8 million for the year ended December 31, 2008. All of the tax positions would impact the effective tax rate, if recognized. USEC believes that the liability for unrecognized tax benefits will not materially change in the next 12 months.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Years Ended December31,
	2009	2008
Balance at beginning of the year	$3.8	$10.8
Reductions to tax positions of prior years	—	(7.3)
Additions for tax positions of current year	0.6	0.3

Balance at end of the year	$4.4	$3.8

     USEC and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The IRS commenced an examination of USEC’s 2004 through 2006 federal income tax returns during 2007, and the exam was completed in July, 2008. As of December 31, 2009, the federal statute of limitations is closed with respect to all tax years through 2005. As of December 31, 2009, the applicable Kentucky and Ohio statutes of limitations for tax years 2005 forward and 2006 through 2008, respectively, had not yet expired.

     USEC recognizes accrued interest as a component of interest expense and accrued penalties as a component of selling, general and administrative expense in the consolidated statement of income. Expenses for accrued interest and penalties totaled $0.2 million during 2009, $0.5 million during 2008, and $3.3 million during 2007. During 2008, $1.5 million of previously accrued interest and penalties were reversed primarily as a result of the completion of the 2004 through 2006 IRS examination and the filing of a tax accounting method change. The reversal of previously accrued interest was recorded as interest income and the reversal of the previously accrued penalties was recorded as a reduction to selling, general and administrative expense in the consolidated statement of income. Accrued interest and penalties, included as a component of accounts payable and accrued liabilities, totaled $1.1 million as of December 31, 2009 and $0.9 million as of December 31, 2008.
13. STOCKHOLDERS’ EQUITY
Common Stock
     Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares	Treasury	Shares
	Issued	Stock	Outstanding
Balance at December 31, 2006	100,320	(13,178)	87,142
Common stock issued	23,000	437	23,437

Balance at December 31, 2007	123,320	(12,741)	110,579
Common stock issued	—	1,177	1,177

Balance at December 31, 2008	123,320	(11,564)	111,756
Common stock issued	—	1,638	1,638

Balance at December 31, 2009	123,320	(9,926)	113,394

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

	Years Ended December 31,
	2009	2008	2007
		(in millions)
Numerator:
Net income	$58.5	$48.7	$96.6
Interest expense on convertible notes – net of tax	0.1	6.5	2.9

Net income if-converted	$58.6	$55.2	$99.5

Denominator:
Weighted average common shares	112.9	111.4	93.4
Less: Weighted average unvested restricted stock	1.5	0.8	0.4

Denominator for basic calculation	111.4	110.6	93.0

Weighted average effect of dilutive securities:
Convertible notes	48.1	48.1	12.5
Stock compensation awards	0.6	—	0.3

Denominator for diluted calculation	160.1	158.7	105.8

Net income per share – basic	$.53	$.44	$1.04

Net income per share – diluted	$.37	$.35	$.94

     Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options in millions):

	Years Ended December 31,
	2009	2008	2007
Options excluded from diluted earnings per share	1.9	2.0	0.1

Exercise price of excluded options	$5.00 to $16.90	$5.86 to $16.90	$16.90

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
Depleted Uranium
     USEC stores depleted uranium generated from our operations at the Paducah and Portsmouth GDPs and accrues estimated costs for its future disposition. At December 31, 2009, the liability for depleted uranium disposition was $155.6 million. USEC anticipates that it will send most or all of its depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE is constructing facilities at the Paducah and Portsmouth GDPs to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process USEC’s depleted uranium if USEC provided it to DOE for disposal. If we were to dispose of our depleted uranium in this way, USEC would be required to reimburse DOE for the related costs of disposing its depleted uranium, including its pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of USEC’s depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that USEC generates and estimated processing, transportation and disposal costs. USEC’s estimate of the unit disposal cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves.
     Compliance with NRC regulations requires that USEC provide financial assurance regarding the cost of the eventual disposition of USEC’s depleted uranium and stored wastes. USEC’s estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. The financial assurance requirement is based on our year-end liability plus expected volume increases over the coming year, including NRC required contingencies, totaling to an annual projected required amount. At December 31, 2009, the financial assurance requirements in place for 2010, principally the amount associated with disposition of depleted uranium, total $262.8 million and are covered by a combination of $235.3 million under surety bonds and a $27.5 million letter of credit.
     USEC’s estimated cost and accrued liability for depleted uranium disposition, as well as related financial assurance USEC provides, are subject to change as additional information becomes available.
Stored Wastes
     USEC’s operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the Paducah and Portsmouth GDPs pursuant to permits, orders and agreements with DOE and various state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC’s operations, included in accounts payable and accrued liabilities, amounted to $7.0 million at December 31, 2009 and $6.0 million at December 31, 2008.

GDP Lease Turnover
     At the conclusion of the GDP lease with DOE, USEC may leave the property in an “as is” condition, but must remove all wastes generated by USEC, which are subject to off-site disposal, and must place the GDPs in a safe shutdown condition. Accrued liabilities for lease turnover costs, included principally in other long-term liabilities, amounted to $56.6 million at December 31, 2009 and $55.4 million at December 31, 2008.
American Centrifuge Decontamination and Decommissioning
     Financial Assurance
     USEC leases facilities in Piketon, Ohio from DOE for the American Centrifuge Plant. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, USEC is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). USEC owns all capital improvements at the American Centrifuge Plant and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. USEC is required to provide financial assurance to the NRC incrementally based on facility construction progress, centrifuge installation and decommissioning cost projections. USEC is also required to provide financial assurance to DOE in an amount equal to its current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of USEC by the NRC for decontamination and decommissioning (“D&D”).
     The estimates of completed construction activities supporting the decommissioning funding plan are based on projected percent completion of activities as defined in the baseline construction schedule. As a result of demobilization starting in the third quarter of 2009, a verification of the actual construction completion and related decommissioning requirements was performed at the end of 2009 and the current estimates were found to be overstated. With DOE’s concurrence, USEC adjusted the decommissioning funding plan and applicable surety bond amounts to align with the revised estimates. As of December 31, 2009, USEC has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $22.2 million. The surety bonds are partially collateralized with interest-earning cash deposits. In 2009, USEC realized a net reduction in cash collateral of $8.3 million, which is reflected as a reduction in cash used in investing activities on the consolidated statements of cash flows.
     If construction is resumed as part of a remobilization, the financial assurance requirements will increase each year commensurate with the status of facility construction and operations. As part of USEC’s license to operate the American Centrifuge Plant, USEC provides the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future centrifuge operations.
     Asset Retirement Obligations
     D&D requirements for the American Centrifuge Plant create asset retirement obligations. During each reporting period, the estimate of asset retirement obligations is reassessed and revised based on construction progress, cost evaluation of future D&D expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities.

     Commensurate with the American Centrifuge Plant commercial lease signed in December 2006, USEC recorded the financial assurance amount for 2006 of $8.8 million as the estimate of the present value of the asset retirement obligation at year end. In 2007, USEC reassessed and revised the estimate of the asset retirement obligation reducing the amount recorded in both construction work in progress and other long-term liabilities. The estimate is also revised for any changes in long-term inflation rate assumptions. Additional retirement obligations are recognized as construction progress continues as indicated by the increase during 2008 and 2009. Changes in USEC’s asset retirement obligation liability balance since December 31, 2006 follow (in millions):

Balance at December 31, 2006	$8.8
Additional retirement obligation and revision of estimate	(4.6)
Time value accretion	0.2

Balance at December 31, 2007	$4.4
Additional retirement obligation	8.8
Time value accretion	0.5

Balance at December 31, 2008	$13.7
Additional retirement obligation	6.3
Time value accretion	1.3

Balance at December 31, 2009	$21.3

     As a result of demobilization starting in the third quarter of 2009, additional retirement obligations based on construction progress have been suspended at this time. Increases to the asset retirement obligation liability balance continue due to the time value of money and this accretion is recorded to cost of sales.
Surety Bond Collateral
     Other long-term assets at December 31, 2009 include interest-earning cash deposits of $158.3 million provided as collateral for surety bonds relating primarily to depleted uranium and American Centrifuge Plant decontamination and decommissioning.

16. COMMITMENTS AND CONTINGENCIES
Power Contracts and Commitments
     The gaseous diffusion process uses significant amounts of electric power to enrich uranium. USEC purchases most of the electric power for the Paducah GDP from the Tennessee Valley Authority (“TVA”) under an agreement for power deliveries through May 2012. Capacity under the agreement is fixed. As of December 31, 2009, USEC is obligated to make minimum payments under the agreement, whether or not it takes delivery of electric power, of approximately $1.2 billion through May 2012. USEC’s costs are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs.
American Centrifuge Plant
     Project Funding
     USEC needs to raise a significant amount of additional capital to continue funding and to complete the American Centrifuge Plant. In July 2008, USEC applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in debt financing to complete the American Centrifuge Plant. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the Loan Guarantee Program on June 30, 2008 and in July 2008, USEC applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing for the ACP. Areva, a company 92% owned by the French government, also applied for U.S. government guaranteed financing under this program for a proposed plant in the United States and its application is also being considered by DOE.
     On August 4, 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application for the ACP until at least early 2010. DOE raised a number of financial and technical issues with respect to USEC’s loan guarantee application that USEC will be required to address to DOE’s satisfaction in order to obtain a loan guarantee. USEC is working to address these issues. As a result, USEC has demobilized the American Centrifuge project in order to preserve liquidity as it evaluates the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. To complete the project, USEC will require additional capital beyond the $2 billion loan guarantee program funding and internally generated cash flow.
     Milestones under the 2002 DOE-USEC Agreement
     In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the ACP. Four milestones remain relating to the financing and operation of the ACP. In early August 2009 USEC began demobilization of the American Centrifuge project. As a result, USEC requested a modification to the 2002 DOE-USEC Agreement to extend the remaining milestones under the 2002 DOE-USEC Agreement. In January 2010, USEC and DOE amended the 2002 DOE-USEC Agreement to extend by one year to November 2010 the financing milestone that required that USEC secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year. The remaining three milestones were not adjusted by the January 2010 amendment, however, DOE and USEC have agreed to discuss adjustment of the remaining three milestones as may be appropriate based on, among other things, progress in achieving the November 2010 financing milestone and the technical progress of the program. In the January 2010 amendment to the 2002 DOE-USEC Agreement, DOE and USEC acknowledged that USEC’s obligations with respect to the milestones under the 2002 DOE-USEC Agreement are not dependent on the issuance by DOE of a loan guarantee to USEC. However, USEC has communicated to DOE that its ability to meet the remaining milestones is dependent on its obtaining a commitment and funding for a loan guarantee from DOE.
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
Legal Matters
     DOE Contract Services Matter
     The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract. USEC responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby contract and two other cost-type contracts, again potentially in violation of the FCA. USEC has responded to these assertions and has provided several follow-up responses to DOJ and DOE in response to their requests for additional data and analysis. USEC believes that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. USEC intends to defend vigorously any FCA or related claim that might be asserted against it. As part of USEC’s continuing discussions with DOJ, USEC and DOJ have agreed several times to extend the statute of limitations for this matter, most recently to May 3, 2010.

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
     Under the terms of the settlement agreement, the parties immediately withdrew or requested dismissal of all pending appeals and DOC proceedings. This brought to an end all litigation and administrative proceedings regarding DOC’s 2002 antidumping duty order, which is now expected to remain in place until at least the next five-year “sunset” review in 2012. The conclusion of this litigation allowed the U.S. government to finalize the amount of duties owed on imports of French LEU subject to that trade case under provisions of U.S. law, commonly known as the Byrd Amendment. USEC, as an affected domestic producer, sought recoveries from the antidumping duties collected on covered imports through September 2007. Under the terms of the settlement agreement, USEC realized $70.7 million (pretax) in December 2009 from U.S. government distributions of duties deposited by Eurodif S.A. or its affiliates. The settlement agreement also provides for purchases of SWU by Eurodif in 2009 and 2010 from USEC.
     Contractor Matter
     On October 16, 2009, Rampart Hydro Services, L.P. (“Rampart”) filed a complaint in U.S. District Court for the Southern District of Ohio against USEC and its contractor Fluor Enterprises, Inc. (“Fluor”). Under a contract with USEC, Rampart has been performing work removing concrete from the process buildings as part of the construction and refurbishment of those buildings for USEC’s ACP. Fluor has been administering the contract as agent for USEC. Rampart claims additional monies are owed to it under the contract due to changes required by USEC and/or Fluor and has requested approximately $1.7 million. USEC and Fluor are currently in settlement discussions with Rampart. In the event those discussions do not resolve the litigation, USEC intends to vigorously defend the lawsuit.
     Other Legal Matters
     USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, financial condition or cash flow.
Lease Commitments
     Operating costs incurred under the operating leases with DOE for the Paducah, Piketon, and Oak Ridge facilities, and leases for office space and equipment amounted to $9.3 million in 2009, $9.2 million in 2008 and $8.3 million in 2007. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2010	$6.4
2011	5.8
2012	3.9
2013	3.7
2014	3.7
Thereafter	25.8

$49.3

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
     USEC has office space and equipment leases for its corporate headquarters in Bethesda, Maryland through November 2016, for its NAC operations in Norcross, Georgia through February 2012, and for a Washington, D.C. office through June 2011.
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
17. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION
     Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Years Ended December 31,
	2009	2008	2007
United States	$1,402.2	$1,212.5	$1,310.6
Foreign:
Japan	305.0	242.6	274.7
Other	329.6	159.5	342.7

	634.6	402.1	617.4

	$2,036.8	$1,614.6	$1,928.0

     In 2009, USEC’s 10 largest customers in the LEU segment represented 55% of total revenue and USEC’s three largest customers in the LEU segment represented 28% of total revenue. In 2009, revenue from Exelon Corporation represented more than 10%, but less than 15%, of total revenue. In 2008, revenue from Exelon Corporation and Entergy Corporation and from U.S. government contracts each represented more than 10%, but less than 15%, of total revenue. No other customer represented more than 10% of total revenue in 2009, 2008 or 2007.

     USEC has two reportable segments measured and presented through the gross profit line of the income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the U.S. government contracts segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The U.S. government contracts segment includes work performed for DOE and DOE contractors at the Portsmouth and Paducah GDPs, as well as nuclear energy services and technologies provided by NAC. Gross profit is USEC’s measure for segment reporting. Intersegment sales were less than $0.1 million in each of 2009, 2008 and 2007 and have been eliminated in consolidation.

	Years Ended December 31,
	2009	2008	2007
		(millions)
Revenue
LEU segment:
Separative work units	$1,647.0	$1,175.5	$1,570.5
Uranium	180.7	217.1	163.5

	1,827.7	1,392.6	1,734.0
U.S. government contracts segment	209.1	222.0	194.0

	$2,036.8	$1,614.6	$1,928.0

Segment Gross Profit
LEU segment	$187.4	$190.4	$260.4
U.S. government contracts segment	17.3	38.4	27.1

Gross profit	204.7	228.8	287.5
Special charges	4.1	—	—
Advanced technology costs	118.4	110.2	127.3
Selling, general, and administrative	58.8	54.3	45.3
Other, net	(70.7)	—	—

Operating income	94.1	64.3	114.9
Interest (income) expense, net	(0.1)	(7.4)	(16.9)

Income before income taxes	$94.2	$71.7	$131.8

	December 31,
	2009	2008	2007
		(millions)
Assets
LEU segment	$3,444.9	$2,997.7	$3,036.4
U.S. government contracts segment	87.2	57.6	51.4

	$3,532.1	$3,055.3	$3,087.8

     USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2009, all of which were located in the United States.

18. QUARTERLY FINANCIAL DATA (Unaudited)
     The following table summarizes quarterly and annual results of operations (in millions, except per share data):

	March 31,	June 30,	Sept. 30,	Dec. 31,	Year
	2009	2009	2009	2009	2009
Revenue	$505.6	$514.3	$549.3	$467.6	$2,036.8
Cost of sales	463.4	436.9	510.1	421.7	1,832.1

Gross profit	42.2	77.4	39.2	45.9	204.7
Special charges	-	-	2.5	1.6	4.1
Advanced technology costs	31.4	30.7	31.7	24.6	118.4
Selling, general and administrative	14.5	16.6	14.0	13.7	58.8
Other (income)	-	-	-	(70.7)	(70.7)

Operating income (loss)	(3.7)	30.1	(9.0)	76.7	94.1
Interest expense	0.5	0.3	0.2	0.2	1.2
Interest (income)	(0.6)	(0.4)	(0.2)	(0.1)	(1.3)
Provision (benefit) for income taxes	(1.5)	12.9	(2.8)	27.1	35.7

Net income (loss)	$(2.1)	$17.3	$(6.2)	$49.5	$58.5

Net income (loss) per share — basic	$(.02)	$.16	$(.06)	$.44	$.53
Net income (loss) per share — diluted	$(.02) (a)	$.11	$(.06) (a)	$.31	$.37
Weighted average number of shares outstanding:
Basic	110.7	111.5	111.8	111.8	111.4
Diluted	110.7 (a)	160.3	111.8 (a)	160.5	160.1

	March 31,		June 30,	Sept. 30,	Dec. 31,	Year
	2008		2008	2008	2008	2008
Revenue	$343.3		$249.0	$590.4	$431.9	$1,614.6
Cost of sales	304.5		185.5	542.0	353.8	1,385.8

Gross profit	38.8		63.5	48.4	78.1	228.8
Advanced technology costs	23.9		28.2	29.1	29.0	110.2
Selling, general and administrative	12.0		16.3	12.4	13.6	54.3

Operating income	2.9		19.0	6.9	35.5	64.3
Interest expense	6.3		5.2	4.0	1.8	17.3
Interest (income)	(10.8)		(6.0)	(4.5)	(3.4)	(24.7)
Provision (benefit) for income taxes	3.0		9.0	(1.0)	12.0	23.0

Net income	$4.4		$10.8	$8.4	$25.1	$48.7

Net income per share — basic	$.04		$.10	$.08	$.23	$.44
Net income per share — diluted	$.04	(b)	$.08	$.06	$.16	$.35
Weighted average number of shares outstanding:
Basic	109.9		110.6	110.8	110.8	110.6
Diluted	110.2	(b)	158.7	158.9	158.9	158.7

(a)	No dilutive effect is recognized in periods in which a net loss has occurred.

(b)	No effect of the convertible notes was recognized since the effect of full conversion was antidilutive.
     The calculation of net income per share and average number of shares outstanding on a dilutive basis for the years ended December 31, 2009, 2008 and 2007 is provided in note 14.

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
D&D — Decontamination and decommissioning.
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
GAAP — Generally accepted accounting principles in the United States.

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
NAC — USEC’s subsidiary NAC International Inc.
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

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Incorporation of USEC Inc., as amended, incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission file number 1-14287).

3.3	Amended and Restated Bylaws of USEC Inc., dated December 13, 2007, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 13, 2007 (Commission file number 1- 4287).

4.2	Rights Agreement, dated April 24, 2001, between USEC Inc. and Fleet National Bank, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights as Exhibit C, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form 8-A filed April 24, 2001 (Commission file number 1-14287).

4.3	Indenture dated September 28, 2007, between USEC Inc. and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 28, 2007 (Commission file number 1-14287).

10.1	Lease Agreement between the United States Department of Energy (“DOE”) and the United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.2	Supplemental Agreement No. 1 to the Lease Agreement between DOE and the United States Enrichment Corporation, dated as of December 7, 2006, incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.3	Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended (“Russian Contract”) incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.4	Amendment No. 11, dated June 1998, to Russian Contract, incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.5	Amendment No. 12, dated March 4, 1999, to Russian Contract, incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission file number 1-14287).

10.6	Amendment No. 13, dated November 11, 1999, to Russian Contract, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.7	Amendment No. 14, dated October 27, 2000, to Russian Contract, incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.8	Amendment No. 15, dated January 18, 2001, to Russian Contract, incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.9	Amendment No. 17, dated December 5, 2007, to Russian Contract, incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2008. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.10	Amendment No. 018, dated January 13, 2009, to Russian Contract), incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2)

10.11	Amendment No. 019 dated February 13, 2009 to the Russian Contract, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2)

Exhibit
No.	Description
10.12	Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities, incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.13	Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and the DOE, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons, incorporated by reference to Exhibit 10.25 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955).

10.14	Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (“TVA Power Contract”), incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.15	Supplement No. 1 dated March 2, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.16	Supplement No. 2 dated March 2, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.17	Amendatory Agreement (Supplement No. 3) dated April 3, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.18	Amendatory Agreement (Supplement No. 4) dated June 1, 2007 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.19	Supplement No. 5 dated June 2, 2008 to TVA Power Contract, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.20	Amendatory Agreement (Supplement No. 6) dated October 1, 2009 to TVA Power Contract, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission file number 1-14287).

10.21	Agreement, dated June 17, 2002, between DOE and USEC Inc., incorporated by reference to Exhibit 99.3 of the current report on Form 8-K filed June 21, 2002 (Commission file number 1-14287).

10.22	Modification 1 to Agreement dated June 17, 2002 between DOE and USEC Inc., dated August 20, 2002, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.23	Modification No. 2 dated January 12, 2009, to Agreement dated June 17, 2002 between DOE and USEC Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2009 (Commission file number 1-14287).

10.24	Modification No. 3 dated January 28, 2010, to Agreement dated June 17, 2002 between DOE and USEC Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 2, 2010 (Commission file number 1-14287).

Exhibit
No.	Description
10.25	Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated June 30, 2000, Amendment A, dated July 12, 2002, and Amendment B, dated September 11, 2002, incorporated by reference to Exhibit 10.58 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission file number 1-14287).

10.26	Amendment C to the Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated February 28, 2007, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission file number 1-14287).

10.27	Amendment D to the Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated August 10, 2007, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. (Commission file number 1-14287).

10.28	Amended and Restated Revolving Credit Agreement dated as of August 18, 2005 among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, J.P. Morgan Securities, Inc., Merrill Lynch Capital and Goldman Sachs Credit Partners, L.P., as joint book managers and joint lead arrangers, Merrill Lynch Capital and Goldman Sachs Credit Partners, L.P., as co-syndication agents, GMAC Commercial Finance LLC and Wachovia Bank, National Association, as co-documentation agents, and CIT Capital Securities, LLC, as co-agent, incorporated by reference to Exhibit 10.83 of the Current Report on Form 8-K filed on August 23, 2005 (Commission file number 1-14287).

10.29	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 18, 2005 among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, dated March 6, 2006, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission file number 1-14287).

10.30	Second Amendment to Amended and Restated Revolving Credit Agreement among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, dated October 16, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 19, 2006 (Commission file number 1-14287).

10.31	Third Amendment dated September 21, 2007 to the Amended and Restated Revolving Credit Agreement, dated as of August 18, 2005, among USEC Inc., United States Enrichment Corporation, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 25, 2007 (Commission file number 1-14287).

10.32	Amended and Restated Omnibus Pledge and Security agreement dated as of August 18, 2005 by USEC Inc., United States Enrichment Corporation, NAC Holding Inc. and NAC International Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.84 of the Current Report on Form 8-K filed on August 23, 2005 (Commission file number 1-14287).

10.33	Second Amended and Restated Revolving Credit Agreement, dated as of February 26, 2010, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative and collateral agent, JPMorgan Securities, Inc., Wachovia Capital Finance Corporation (New England), and UBS Securities LLC, as joint book managers and joint lead arrangers, Wachovia Capital Finance Corporation (New England), as syndication agent, and UBS Securities LLC, as documentation agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 26, 2010 (Commission file number 1-14287).

10.34	Second Amended and Restated Omnibus Pledge and Security agreement dated as of February 26, 2010 by USEC Inc., United States Enrichment Corporation and NAC International Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 26, 2010 (Commission file number 1-14287).

Exhibit
No.	Description
10.35	License dated December 7, 2006 between the United States of America, as represented by DOE, as licensor, and USEC Inc., as licensee, incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 1-14287).

10.36	Contract dated June 25, 2007 between USEC Inc. and BWXT Services, Inc., incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.37	Contract dated as of August 16, 2007 between USEC Inc., ATK Space Systems Inc., a subsidiary of Alliant Techsystems, and Hexcel Corporation, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.38	Amendment dated December 16, 2009 to MOU dated August 16, 2007 among Hexcel Corporation, USEC Inc., and ATK Space Systems Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2009 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2.)

10.39	Contract dated August 30, 2007 between USEC Inc. and Major Tool and Machine, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.40	Amendment dated November 3, 2009 to the Contract dated August 30, 2007 between the Company and Major Tool and Machine, Inc. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.41	Contract dated April 24, 2008 between Fluor Enterprises, Inc., as agent for USEC Inc., and Teledyne Brown Engineering, Inc., incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.42	Amended and Restated Design, Engineering, Procurement, Construct ion and Construction Management Agreement for the American Centrifuge Plant between USEC Inc. and Fluor Enterprises, Inc., entered into September 24, 2008, effective as of January 1, 2008, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.43	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955). (b)

10.44	Form of Change in Control Agreement with executive officers, incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the year ended December 31, 2008. (Commission file number 1-14287). (b)

10.45	Form of Change in Control Agreement with senior executive officers, incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended December 31, 2008. (Commission file number 1-14287). (b)

10.46	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999. (b)

10.47	First Amendment to the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Annex B of Schedule 14A filed March 31, 2004, with respect to the 2004 annual meeting of shareholders (Commission file number 1-14287). (b)

10.48	Second Amendment to the USEC Inc. 1999 Equity Incentive Plan, dated November 1, 2007, incorporated by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

Exhibit
No.	Description
10.49	Form of Employee Nonqualified Stock Option Agreement under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.50	Form of Employee Restricted Stock Award Agreement (stock in lieu of annual incentive) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.51	Form of Employee Restricted Stock Award Agreement (three year vesting) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.52	Form of Non-Employee Director Nonqualified Stock Option Agreement under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.8 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.53	Form of Non-Employee Director Restricted Stock Award Agreement — Founder’s Stock and Incentive Stock under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.54	Form of Non-Employee Director Restricted Stock Award Agreement — Annual Retainers and Meeting Fees under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.55	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.53 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.56	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.54 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.57	USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.58	Form of Employee Restricted Stock Award Agreement (Annual Incentive Program) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.59	Form of Employee Restricted Stock Award Agreement (Long Term Incentive Program) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.60	Form of Employee Non-qualified Stock Option Award Agreement (Three Year Vesting) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.61	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Chairman Fees) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.62	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.63	USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 incorporated by reference to Exhibit 10.55 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.64	First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 1-14287). (b)

Exhibit
No.	Description
10.65	USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated August 1, 2008, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 1-14287). (b)
10.66	Summary Sheet for 2008 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission file number 1-14287). (b)

10.67	Summary Sheet for 2009 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 1-14287). (b)

10.68	Summary of Compensation Arrangement with James R. Mellor, incorporated by reference to Exhibit 10.61 of the Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 1-14287). (b)

10.69	Summary of 2008 Annual Performance Objectives for Named Executive Officers, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission file number 1-14287). (b)

10.70	USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2007, incorporated by reference to Exhibit 10.64 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.71	First Amendment dated October 28, 2009 to the USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated. (a)(b)

10.72	Executive Incentive Plan Summary Plan Description, incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on April 28, 2006 (Commission file number 1-14287). (b)

10.73	USEC Inc. Executive Severance Plan dated August 1, 2008, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 1-14287). (b)

10.74	First Amendment dated October 28, 2009 to the USEC Inc. Executive Severance Plan. (a)(b)

10.75	USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007 incorporated by reference to Exhibit 10.67 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.76	USEC Inc. Director Deferred Compensation Plan, dated November 1, 2007 incorporated by reference to Exhibit 10.68 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

21	Subsidiaries of USEC Inc. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

99.1	Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 99.4 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-14287).

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.