Form 10-Q
period 2010-03-31
USEC INC
filed 2010-05-05
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

Two Democracy Center
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of April 15, 2010, there were 114,036,482 shares of Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the deployment of the American Centrifuge technology, including risks related to performance, cost, schedule and financing; our success in obtaining a loan guarantee for the American Centrifuge Plant, including our ability to address the technical and financial concerns raised by the U.S. Department of Energy (“DOE”) and the impact of a potential loan guarantee award to a competitor; our ability to raise capital beyond the $2 billion of loan guarantee funding for which we have applied; the impact of the demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project and the potential for termination of the project; our ability to meet milestones under the June 2002 DOE-USEC Agreement related to the deployment of the American Centrifuge technology; restrictions in our revolving credit facility that may impact our operating and financial flexibility and spending on the American Centrifuge project; our ability to expand our revolving credit facility with additional commitments from financial institutions to increase the total capacity beyond $225 million; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government; limitations on our ability to compete for potential contracts with the U.S. government; changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of our annual report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$32.5	$131.3
Accounts receivable, net	189.0	191.4
Inventories	1,282.7	1,301.2
Deferred income taxes	43.4	48.6
Other current assets	343.4	297.1
Total Current Assets	1,891.0	1,969.6
Property, Plant and Equipment, net	1,143.7	1,115.1
Other Long-Term Assets
Deferred income taxes	265.5	270.3
Deposits for surety bonds	155.3	158.3
Deferred financing costs, net	11.6	12.0
Goodwill	6.8	6.8
Total Other Long-Term Assets	439.2	447.4
Total Assets	$3,473.9	$3,532.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$131.6	$153.4
Payables under Russian Contract	-	134.8
Inventories owed to customers and suppliers	525.1	469.4
Deferred revenue and advances from customers	416.9	325.0
Total Current Liabilities	1,073.6	1,082.6
Long-Term Debt	575.0	575.0
Other Long-Term Liabilities
Depleted uranium disposition	108.8	155.6
Postretirement health and life benefit obligations	170.5	168.9
Pension benefit liabilities	178.5	176.6
Other liabilities	98.3	97.8
Total Other Long-Term Liabilities	556.1	598.9
Commitments and Contingencies (Note 10)
Stockholders’ Equity	1,269.2	1,275.6
Total Liabilities and Stockholders’ Equity	$3,473.9	$3,532.1

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue:
Separative work units	$266.6	$427.9
Uranium	15.6	28.6
U.S. government contracts and other	62.5	49.1
Total revenue	344.7	505.6
Cost of sales:
Separative work units and uranium	267.2	414.9
U.S. government contracts and other	50.8	48.5
Total cost of sales	318.0	463.4
Gross profit	26.7	42.2
Advanced technology costs	25.7	31.4
Selling, general and administrative	15.1	14.5
Other (income)	(9.7)	-
Operating (loss)	(4.4)	(3.7)
Interest expense	-	0.5
Interest (income)	(0.1)	(0.6)
(Loss) before income taxes	(4.3)	(3.6)
Provision (benefit) for income taxes	5.4	(1.5)
Net (loss)	$(9.7)	$(2.1)
Net (loss) per share – basic	$(.09)	$(.02)
Net (loss) per share – diluted	$(.09)	$(.02)
Weighted-average number of shares outstanding:
Basic	111.7	110.7
Diluted	111.7	110.7

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net (loss)	$(9.7)	$(2.1)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9.7	7.1
Deferred income taxes	9.0	(3.2)
Other non-cash income on release of disposal obligation	(9.7)	-
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	2.4	(105.3)
Inventories – (increase) decrease	74.2	237.9
Payables under Russian Contract – (decrease)	(134.8)	(121.5)
Deferred revenue, net of deferred costs – increase	62.6	15.4
Accrued depleted uranium disposition	(46.8)	6.6
Accounts payable and other liabilities – (decrease)	(11.7)	(21.8)
Other, net	11.9	10.7
Net Cash Provided by (Used in) Operating Activities	(42.9)	23.8

Cash Flows Used in Investing Activities
Capital expenditures	(49.0)	(117.1)
Deposits for surety bonds – decrease (increase)	3.0	(20.6)
Net Cash (Used in) Investing Activities	(46.0)	(137.7)

Cash Flows Used in Financing Activities
Repayment and repurchases of senior notes	-	(95.7)
Payments for deferred financing costs	(7.5)	-
Tax benefit related to stock-based compensation	0.3	-
Common stock issued (purchased), net	(2.7)	(1.0)
Net Cash (Used in) Financing Activities	(9.9)	(96.7)
Net (Decrease)	(98.8)	(210.6)
Cash and Cash Equivalents at Beginning of Period	131.3	248.5
Cash and Cash Equivalents at End of Period	$32.5	$37.9
Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$-	$1.8
Income taxes paid	14.7	2.2

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2009.

2. INVENTORIES

	March 31, 2010	December 31, 2009
	(millions)
Current assets:
Separative work units	$770.0	$805.1
Uranium	499.3	482.1
Materials and supplies	13.4	14.0
	1,282.7	1,301.2
Current liabilities:
Inventories owed to customers and suppliers	(525.1)	(469.4)
Inventories, net	$757.6	$831.8

        Inventories Owed to Customers and Suppliers

Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of low enriched uranium (“LEU”). In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Additionally, USEC owed separative work units (“SWU”) and uranium inventories to fabricators with a cost totaling $524.9 million at March 31, 2010 and $469.2 million at December 31, 2009. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU on the fabricator’s books. USEC’s balances of SWU and uranium on a fabricator’s books vary over time based on the timing and size of the fabricator’s LEU orders from USEC. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

  Uranium Provided by Customers and Suppliers

USEC held uranium with estimated fair values of approximately $2.5 billion at March 31, 2010, and $2.8 billion at December 31, 2009, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 4% decline in the uranium spot price indicator and an 8% decline in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

3. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2009	Capital Expenditures (Depreciation)	Transfers and Retirements	March 31, 2010
Construction work in progress	$991.4	$35.5	$(3.9)	$1,023.0
Leasehold improvements	182.6	-	2.3	184.9
Machinery and equipment	260.1	1.2	1.5	262.8
	1,434.1	36.7	(0.1)	1,470.7
Accumulated depreciation and amortization	(319.0)	(8.1)	0.1	(327.0)
	$1,115.1	$28.6	$-	$1,143.7

Capital expenditures include items in accounts payable and accrued liabilities at March 31, 2010 for which cash is paid in the following period.

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP, which is primarily included in the construction work in progress balance, totaled $1,052.4 million at March 31, 2010 and $1,023.1 million at December 31, 2009. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at March 31, 2010 and December 31, 2009.

As described in note 10 under “American Centrifuge Plant – Project Funding”, USEC has significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project as it evaluates strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. In parallel, USEC continues its centrifuge testing program and its development efforts. Following USEC’s decision to demobilize the American Centrifuge project in August 2009, USEC concluded that future cash flows from the ACP will exceed its capital investment based on a probability-weighted analysis. USEC reaffirmed its conclusion at year-end 2009, and there have been no events or changes in conditions that would cause USEC to reassess this conclusion. Since USEC believes its capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. USEC will continue to evaluate this assessment as conditions change.

4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
	March 31, 2010	December 31, 2009
	(millions)
Deferred revenue	$341.0	$301.9
Advances from customers	75.9	23.1
	$416.9	$325.0

Related costs associated with deferred revenue, reported in other current assets, totaled $284.1 million at March 31, 2010 and $244.4 million at December 31, 2009.

Advances from customers includes $33.2 million as of March 31, 2010 and $22.7 million as of December 31, 2009 for future services to be provided for DOE in our U.S. government contracts segment. DOE is funding this work through an arrangement whereby DOE transfers uranium to USEC which USEC immediately sells in the market.

Advances from customers also includes $35.3 million as of March 31, 2010, representing the balance of $45 million of support from DOE pursuant to a cooperative agreement entered into with DOE for pro-rata cost sharing support for continued American Centrifuge activities with a total estimated cost of $90 million. DOE made the $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which will enable USEC to release encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. The $45 million in encumbered funds had not been released as of March 31, 2010 and is reflected in other long-term assets as deposits for surety bonds. Under the cooperative agreement, USEC will provide $45 million of cost-sharing.  In the three months ended March 31, 2010, USEC made qualifying American Centrifuge expenditures of $19.4 million. DOE’s contribution on a 50% pro rata basis, or $9.7 million, is recognized as other income in the three months ended March 31, 2010. If USEC determines that it is unable to provide cost sharing of at least $45 million, DOE’s contribution and assumption of depleted uranium obligations will be adjusted pro rata.

5. DEBT

The carrying value of USEC’s long-term debt was $575.0 million at March 31, 2010 and December 31, 2009, consisting of 3.0% convertible senior notes due October 1, 2014. Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year. The estimated fair value of the convertible notes, based on the trading price as of the balance sheet date, was $463.6 million at March 31, 2010 and $372.0 million at December 31, 2009. The notes were not eligible for conversion to common stock as of March 31, 2010 or December 31, 2009.

On February 26, 2010, USEC replaced its $400.0 million revolving credit facility, scheduled to mature on August 18, 2010, with a new 27-month credit facility that matures May 31, 2012. The new syndicated bank credit facility provides up to $225.0 million in revolving credit commitments, including up to $100.0 million in letters of credit, secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. As with the former credit facility, borrowings under the new credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory.

Utilization of the current revolving credit facility at March 31, 2010 and the former revolving credit facility at December 31, 2009 follows:

	March 31,	December 31,
	2010	2009
	(millions)
Short-term borrowings	$-	$-
Letters of credit	47.2	45.4
Available credit	159.5	295.5

6.  STOCKHOLDERS’ EQUITY

Changes in stockholders' equity were as follows (in millions, except per share data):

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 2009	$12.3	$1,179.6	$322.4	$(71.3)	$(167.4)	$1,275.6
Restricted and other stock issued, net	-	(9.3)	-	10.6	-	1.3	-
Amortization of actuarial losses and prior service costs (credits), net of income tax of $1.0 million	-	-	-	-	2.0	2.0	2.0
Net (loss)	-	-	(9.7)	-	-	(9.7)	(9.7)
Balance at March 31, 2010	$12.3	$1,170.3	$312.7	$(60.7)	$(165.4)	$1,269.2	$(7.7)

   Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 7.

7.  PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service costs	$4.8	$4.7	$1.2	$1.2
Interest costs	12.2	11.9	3.0	3.2
Expected returns on plan assets (gains)	(12.1)	(10.7)	(0.9)	(0.8)
Amortization of prior service costs (credit)	0.4	0.4	(2.1)	(3.6)
Amortization of actuarial losses	4.0	6.0	0.7	1.0
Net benefit costs	$9.3	$12.3	$1.9	$1.0

USEC expects total cash contributions to the plans in 2010 will be as follows: $14.7 million for the defined benefit pension plans and $6.3 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of March 31, 2010 were $3.0 million and $1.6 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.

8. STOCK-BASED COMPENSATION

	Three Months Ended March 31,
	2010	2009
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$2.9	$2.0
Stock options, performance awards and other	0.7	0.7
Less: costs capitalized as part of inventory	(0.1)	(0.1)
Expense included in selling, general and administrative	$3.5	$2.6
Total after-tax expense	$2.3	$1.7

There were 500 stock options exercised in the three months ended March 31, 2010. Cash received from the exercise and the intrinsic value of the options was each less than $0.1 million. There were no stock options exercised in the three months ended March 31, 2009.

Assumptions used in the Black-Scholes option pricing model to value option grants follow.

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	1.4%	1.4%
Expected dividend yield	-	-
Expected volatility	72%	65%
Expected option life	4 years	3.8 years
Weighted-average grant date fair value	$2.81	$1.81
Options granted	766,050	1,091,300

As of March 31, 2010, there was $12.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $9.8 million relates to restricted shares and restricted stock units, and $3.1 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years.

9. NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted stock of 2.0 million shares in the three months ended March 31, 2010 and 1.3 million shares in the three months ended March 31, 2009.

In calculating diluted net income per share, the numerator is increased by interest expense on the convertible notes, net of amount capitalized and net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive stock compensation awards and the convertible notes, assuming full conversion. The weighted average number of shares for potentially dilutive stock compensation awards was 0.5 million shares in the three-month periods ended March 31, 2010 and March 31, 2009. The weighted average number of shares for potentially dilutive convertible notes was 48.1 million shares in the three-month periods ended March 31, 2010 and March 31, 2009. Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income per share.

In the three month periods ended March 31, 2010 and March 31, 2009, diluted earnings per share is the same as basic earnings per share since no dilutive effect of convertible notes or stock compensation awards is recognized in a period in which a net loss has occurred.

10. COMMITMENTS AND CONTINGENCIES

American Centrifuge Plant

Project Funding

USEC needs to raise a significant amount of additional capital to continue funding and to complete the American Centrifuge Plant. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE released its solicitation for the Loan Guarantee Program on June 30, 2008 and in July 2008, USEC applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing for the ACP. Areva, a company more than 90% owned by the French government, also applied for U.S. government guaranteed financing under this program for a proposed plant in the United States and its application is also being considered by DOE. In March 2010, DOE indicated it plans to reallocate an additional $2 billion in loan guarantee authority to the front-end nuclear facilities loan guarantee program, allowing for the possibility that both USEC and Areva could receive U.S. government guaranteed debt financing for their planned domestic enrichment facilities. However, USEC has no assurance that it will receive such financing.

On August 4, 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application for the ACP until at least early 2010. DOE raised a number of technical and financial issues with respect to USEC’s loan guarantee application that USEC will need to address to DOE’s satisfaction in order to obtain a loan guarantee. USEC is working to address these issues. As a result, USEC has significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project in order to preserve liquidity as it evaluates the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date.  To complete the project, USEC will require additional capital beyond the $2 billion loan guarantee program funding and internally generated cash flow.

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

Legal Matters

DOE Contract Services Matter

The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract.  USEC responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby contract and two other cost-type contracts, again potentially in violation of the FCA. USEC has responded to these assertions and has provided several follow-up responses to DOJ and DOE in response to their requests for additional data and analysis. USEC believes that the DOJ and DOE analyses are significantly flawed, and no loss has been accrued. USEC intends to defend vigorously any FCA or related claim that might be asserted against it. As part of USEC’s continuing discussions with DOJ, USEC and DOJ have agreed several times to extend the statute of limitations for this matter.

Contractor Matter

On October 16, 2009, Rampart Hydro Services, L.P. (“Rampart”) filed a complaint in U.S. District Court for the Southern District of Ohio against USEC and its contractor Fluor Enterprises, Inc. (“Fluor”). Under a contract with USEC, Rampart has been performing work removing concrete from the process buildings as part of the construction and refurbishment of those buildings for USEC’s ACP. Fluor has been administering the contract as agent for USEC. Rampart claims additional monies are owed to it under the contract due to changes required by USEC and/or Fluor and has requested approximately $1.7 million. Discovery in the matter is proceeding, and the parties have discussed settlement. In the event the matter is not settled, USEC intends to vigorously defend the lawsuit.

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

	Three Months Ended March 31,
	2010	2009
	(millions)
Revenue
LEU segment:
Separative work units	$266.6	$427.9
Uranium	15.6	28.6
	282.2	456.5
U.S. government contracts segment	62.5	49.1
	$344.7	$505.6

Segment Gross Profit
LEU segment	$15.0	$41.6
U.S. government contracts segment	11.7	0.6
Gross profit	26.7	42.2
Advanced technology costs	25.7	31.4
Selling, general and administrative	15.1	14.5
Other (income)	(9.7)	-
Operating (loss)	(4.4)	(3.7)
Interest expense (income), net	(0.1)	(0.1)
(Loss) before income taxes	$(4.3)	$(3.6)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties presented in the annual report on Form 10-K for the year ended December 31, 2009.

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

Our View of the Business Today

The global fleet of approximately 440 operating nuclear power reactors provides the nuclear fuel industry with steady demand for enriched uranium. In addition, 57 new reactors are under construction worldwide with 19 of those expected to begin operation during 2010 and 2011. According to the World Nuclear Association (“WNA”), 143 additional reactors are on order or planned, and another 344 reactors have been proposed.  In the United States, applications to build more than two dozen new reactors are being reviewed by the NRC.  Congress previously approved financial incentives for the first new U.S. reactors, and the Obama administration has proposed a substantial increase in the amount of loan guarantees available for new nuclear reactors and for the front end of the nuclear fuel cycle. Interest in nuclear power has increased in recent years in response to the global emphasis on reducing greenhouse gas emissions combined with the economic and energy security benefits of nuclear power. The WNA expects world demand for uranium enrichment to roughly double over the next two decades as new reactors become operational.

Negative factors impacting nuclear power growth include the length and uncertainty of the regulatory process for licensing and high capital cost as estimates for building new reactors have increased substantially over the last several years. In addition, projections for electric power demand have declined as a result of the recession that began in 2008. This may slow the need for new base load nuclear power capacity. Nonetheless, population growth, increasing per capita demand for electric power, improving public acceptance, and environmental concerns regarding burning fossil fuels provide a strong foundation for a strengthening in demand for nuclear fuel.

This attractive and growing market for nuclear fuel provides the business case for our investment in the American Centrifuge technology.  We began construction of the American Centrifuge Plant (“ACP”) in May 2007 after being issued a construction and operating license by the U.S. Nuclear Regulatory Commission (“NRC”). In August 2007, we began demonstrating American Centrifuge machines in a cascade configuration. Subsequently, in July 2008, we applied for $2 billion in financing from the DOE Loan Guarantee Program to finance the commercial plant. Construction of the ACP was slowed in February 2009 and demobilized in August 2009 due to delays in obtaining funding through DOE’s Loan Guarantee Program. DOE raised a number of technical and financial issues with respect to our loan guarantee application that we are working to address in order to obtain a loan guarantee. We continue to believe in the American Centrifuge technology and are working to preserve the substantial value of our investment in the ACP. More detail is provided below in “Overview—American Centrifuge Plant Update.”

Our government services business includes work with the U.S. government to accelerate the cleanup of the former Portsmouth GDP that is located in Piketon, Ohio. We previously operated the plant and maintained the facility in a state of standby readiness for several years. We signed an agreement for additional work at the facility to prepare it for decontamination and decommissioning work in future years. DOE is funding this work through an arrangement whereby DOE transfers to us uranium which we immediately sell. The first two transfers of uranium have occurred through March 2010 and are expected to continue on a quarterly basis through September 30, 2010. We are seeking the opportunity to be a subcontractor for subsequent work at Portsmouth as the decontamination and decommissioning project continues over the next several years. More detail is provided below in “Overview – Revenue from U.S. Government Contracts.”

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

American Centrifuge Plant Update

We have been developing and demonstrating a highly efficient uranium enrichment gas centrifuge technology that we call the American Centrifuge. As of March 31, 2010 we have invested approximately $1.8 billion in American Centrifuge and had operated centrifuges as part of our Lead Cascade test program for approximately 365,000 machine hours, giving us the data and expertise to begin the transition to commercial operation.

In March 2010, we began operation of our AC100 Lead Cascade in Piketon. Approximately two dozen AC100 machines are operating in a cascade in a commercial plant configuration, which demonstrates our strategic suppliers' capability to manufacture production ready centrifuge machines and provides us with significant additional operational data. This is an important accomplishment in our efforts to respond to DOE’s technical concerns.  These are production machines built by our suppliers, and the cascade’s operation highlights the continued progress we are making. The cascade has been operating successfully since it came on-line. Our objective is to accumulate significant cascade run-time while we continue to manufacture and install additional centrifuge machines.

Our centrifuge manufacturing suppliers have continued to build parts for and have assembled approximately 20 additional machines that we are operating individually and that we may introduce into the current cascade later this year. These suppliers are continuing to build and assemble additional AC100 machines. As a result, the remaining machines in a cascade of prototype centrifuge machines that has operated since August 2007 were taken out of service in April 2010 at the completion of the initial Lead Cascade testing program and in preparation for replacing them with these additional AC100 centrifuges that will be operated individually. USEC’s operating plan for the Lead Cascade, as well as the commercial plant, calls for the ability to remove, replace and repair any centrifuge, as necessary, with a spare machine. Several spare machines are in position in our AC100 Lead Cascade and running at full speed with uranium gas. Under our Demonstration Facility license with the NRC we will need to remove the uranium from all machines in the Lead Cascade testing program during a two-week period in May 2010 to confirm the amount of uranium in the program’s inventory. The AC100 machines will continue to spin at speed during this period.

We also announced in March 2010 a cooperative agreement with DOE for pro-rata cost sharing to fund continued American Centrifuge activities. DOE has made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which will release encumbered funds for investment in American Centrifuge demonstration that USEC had otherwise committed to future depleted uranium disposition obligations. Under the agreement, USEC will provide $45 million of cost sharing. This additional funding will support over 350 jobs in the continued operation of the Lead Cascade, manufacturing of additional AC100 centrifuge machines, and refinement to the rotor tube manufacturing process in preparation for full, high-rate production.

We need additional financing to complete plant construction and, as described below, we have reduced the scope of project activities that were underway in 2009 until we have that financing.  We do not believe public market financing for a large capital project deploying innovative technology such as American Centrifuge is available given current financial market conditions. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005, and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment.  DOE released its solicitation for the Loan Guarantee Program on June 30, 2008 and in July 2008, we applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing for the ACP. Areva, a company that is more than 90% owned by the French government, also applied for $2 billion of U.S. government guaranteed financing under this program for a proposed plant in the United States, and its application is also being considered by DOE. In March 2010, DOE indicated it plans to reallocate an additional $2 billion in loan guarantee authority to the front-end nuclear facilities loan guarantee program, allowing for the possibility that both USEC and Areva could receive U.S. government guaranteed debt financing for their planned domestic enrichment facilities. However, we have no assurance that a DOE Loan Guarantee will be made available to us. In addition, to complete the project, USEC will require additional capital beyond the $2 billion loan guarantee program funding and internally generated cash flow.

In February 2009, we initiated steps to conserve cash and reduce the planned escalation of project construction and machine manufacturing activities due to a lack of clarity on potential funding under the DOE Loan Guarantee Program. In August 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application for the ACP until at least early 2010. DOE raised a number of technical and financial issues with respect to our loan guarantee application that we need to address to DOE's satisfaction in order to obtain a loan guarantee. As a result, we significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project in order to preserve liquidity. We continue to believe in the American Centrifuge technology and are working to address DOE’s technical and financial concerns. In parallel, we are continuing American Centrifuge demonstration activities, evaluating how best to configure the project on a go-forward basis, and evaluating our strategic options for the future of the project. We are targeting to update our application with the DOE Loan Guarantee Program this summer.

Construction of the plant infrastructure and work to finalize the balance-of-plant design ceased in August 2009. However, we continued to incur costs associated with demobilization including procurement of materials under existing contractual obligations in accordance with reductions in the scope of work with our suppliers. The plant design work is approximately 80% complete and would be resumed following a decision to remobilize the project. Because we have delayed high-volume machine manufacturing, work at all of our strategic suppliers has also been sharply reduced. We plan to continue manufacturing a limited number of centrifuge machines over the balance of 2010 as part of the scope of work under the March 2010 cooperative agreement with DOE to maintain our supplier base and demonstrate the capability to manufacture production ready centrifuge machines within our design specifications.

Continued deployment of the ACP remains subject to available liquidity, limitations in our credit facility on spending on the ACP, our willingness to invest further in the project absent funding to complete the project, our ability to obtain a DOE loan guarantee and additional capital, other risks related to the deployment of the ACP, and the negative impact of delays or a termination of the ACP on our business and prospects described in the risk factors in Item 1A of our 2009 Annual Report on Form 10-K.

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

Customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor.  In order to manage our working capital in light of anticipated sales and inventory levels, we work periodically with customers regarding the timing of their orders, including possible advancement. At times, USEC may also choose to advance orders rather than sell material into a spot market which has small near term open demand. If customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue would be recorded in an earlier than originally anticipated period.

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

	March 31,	December 31,	March 31,
	2010	2009	2009
Long-term SWU price indicator ($/SWU)	$163.00	$165.00	$161.00
UF6:
Long-term price composite ($/KgU)	167.77	167.77	192.54
Spot price indicator ($/KgU)	115.00	120.00	121.00

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

Revenue from U.S. Government Contracts

We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including a contract for maintenance of the Portsmouth GDP in cold shutdown. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations. DOE and USEC finalized a definitive agreement during the first quarter of 2010 that includes a specific statement of work and other contractual terms and conditions relating to Portsmouth GDP maintenance work through September 30, 2010. DOE has also indicated that it is considering the need for a transition contract for work after September 30, 2010.

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

From January 2006 through December 2009, DOE had only approved provisional billing rates based on 2006 budgetary estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE Incurred Cost Submissions for Portsmouth and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008. Based on the results of our Incurred Cost Submissions for those years, we believe that additional amounts can be billed and revenue of approximately $8.8 million may be recognizable. There is also the potential for additional revenue to be recognized related to our valuation allowances pending the outcome of DCAA audits and DOE reviews.  However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes may arise from time to time. Issues unique to USEC can arise as a result of our history of being privatized from the U.S. government and our lease and other contracts with DOE. In early 2010, we received correspondence from DOE’s Contracting Officer that questions our long-standing methodology for billing certain amounts related to pension and postretirement benefit costs. These costs have been billed in accordance with an advance agreement on pension and postretirement benefit costs that was added to our contract with DOE to perform cold shutdown work at the Portsmouth GDP in 2003 and was extended to all of our contracts with DOE in 2008. The advance agreement on pension and postretirement benefit costs was entered into at the request of DOE to address issues related to the method used by the U.S. Treasury to fund the pension plans at the time of our privatization. We have responded to the Contracting Officer’s questions and continue to work with DOE to resolve this issue. Failure to recover the questioned costs, however, would have negatively impacted the results of operations of the U.S. government contracts segment.

In December 2009, DOE and USEC signed an agreement for USEC to provide additional cold shutdown services at the Portsmouth GDP. The agreement is a modification to the base cold shutdown contract for accelerated cleanup efforts. USEC anticipates, based on these preliminary discussions with DOE, that the scope of work will be similar to activities performed under the current cold shutdown contract with DOE with a total value in 2010 of approximately $100 million. DOE is funding this work through an arrangement whereby DOE transfers to us uranium which we immediately sell. We are currently authorized to make expenditures or incur obligations up to $41.3 million based on uranium sales made under this agreement in performing the accelerated cold shutdown services. Although discussions have occurred with DOE relative to the additional DOE work scope to expand and accelerate the cleanup efforts at the Portsmouth GDP in government fiscal year 2010, a definitive agreement and scope of work have not yet been established.

USEC’s receipt of the uranium noted above is not considered a purchase by us and no revenue or cost of sales is recorded upon its sale. This is because we have no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The amount of work to be provided, and therefore the total value of the contract modification, will be dependent on the “net value” of the uranium realized by USEC upon each sale. Net value of the uranium equals the cash proceeds from sales less USEC’s selling and handling costs. The “net value” from the uranium sale is recorded as deferred revenue. Revenue is recognized in our U.S. government contracts segment as cold shutdown services are provided.

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

We purchase about one-half of our SWU supply under the Russian Contract. We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of future pricing and minimize the disruptive effect of short-term market price swings. The price per SWU under the Russian Contract for 2010 is 8% higher compared to 2009. Officials of the Russian government have indicated that Russia will not extend the Russian Contract under the government-to-government agreement beyond 2013. Accordingly, at this time we do not anticipate that we will purchase Russian SWU under the Megatons to Megawatts program after 2013. Given the success of the Megatons to Megawatts program, we believe that there could be the potential for future cooperation. However, the timing and prospects of any future cooperation are uncertain.

We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70-75% of production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA that expires May 31, 2012. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has been negative for USEC, imposing an average increase over base contract prices of about 6% in 2009, 15% in 2008 and 8% in 2007. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which is substantially influenced by coal and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the impact is uncertain given volatile energy prices and electricity demand.

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

A new five-year labor agreement was reached on March 10, 2010 with the United Steelworkers Local 5-689 representing employees at the Portsmouth GDP. The contract was approved by a wide margin, two months ahead of the expiration of the previous agreement. The new contract is intended to provide stable, predictable costs and additional workforce flexibility.

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

Expenditures related to American Centrifuge technology for the three months ended March 31, 2010 and 2009, as well as cumulative expenditures as of March 31, 2010, follow (in millions):

	Three Months Ended March 31,		Cumulative as of March 31,
	2010	2009	2010
Amount expensed (A)	$25.2	$31.4	$684.8
Amount capitalized (B)	37.4	130.3	1,085.7
Total ACP expenditures, including accruals (C)	$62.6	$161.7	$1,770.5

(A) Expense included as part of Advanced Technology Costs.
(B) Amounts capitalized as part of property, plant and equipment total $1,052.4 million as of March 31, 2010, including capitalized interest of $54.2 million. Prepayments to suppliers for services not yet performed totaled $33.3 million as of March 31, 2010.

(C) Total ACP expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes $13.4 million of accruals at March 31, 2010.

Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant, engineering activities, construction of AC100 centrifuge machines and equipment, process and support equipment, leasehold improvements and other costs directly associated with the commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment, primarily as part of construction work in progress. Of the costs capitalized to date, approximately 60% relate to the American Centrifuge Plant in Piketon, Ohio and 40% relate to machine manufacturing and assembly efforts primarily occurring in Oak Ridge, Tennessee.

Deferred financing costs, net, includes approximately $2.0 million for costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs related to the DOE Loan Guarantee Program will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

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

As previously discussed under “– Overview – American Centrifuge Plant Update,” we have significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project as we evaluate the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. In parallel, we continue our centrifuge testing program and our development efforts. Based on a probability-weighted analysis, we believe that future cash flows from the ACP will exceed our capital investment. Since we believe our capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. We will continue to evaluate this assessment as conditions change.

For a discussion regarding financing for the American Centrifuge project, see “Management’s Discussion and Analysis – Liquidity and Capital Resources.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Item 1A, “Risk Factors” of our 2009 Annual Report on Form 10-K.

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

Results of Operations – Three Months Ended March 31, 2010 and 2009

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

The following table presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2010	2009	Change	%
LEU segment
Revenue:
SWU revenue	$266.6	$427.9	$(161.3)	(38)%
Uranium revenue	15.6	28.6	(13.0)	(45)%
Total	282.2	456.5	(174.3)	(38)%
Cost of sales	267.2	414.9	147.7	36%
Gross profit	$15.0	$41.6	$(26.6)	(64)%

U.S. government contracts segment
Revenue	$62.5	$49.1	$13.4	27%
Cost of sales	50.8	48.5	(2.3)	(5)%
Gross profit	$11.7	$0.6	$11.1	1850%

Total
Revenue	$344.7	$505.6	$(160.9)	(32)%
Cost of sales	318.0	463.4	145.4	31%
Gross profit	$26.7	$42.2	$(15.5)	(37)%

Revenue

The volume of SWU sales declined 41% in the three months ended March 31, 2010, compared to the corresponding period in 2009, due to the timing of utility customer orders. The average price billed to customers for sales of SWU increased 5% in the three months ended March 31, 2010 compared to the corresponding period in 2009, reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.

The volume of uranium sold declined 36% in the three months ended March 31, 2010 compared to the corresponding period in 2009. The average price declined 14%. Sales volumes reflect the timing of customer orders and average prices reflect the particular price mix of contracts under which uranium was sold.

Revenue from the U.S. government contracts segment increased $13.4 million in the three months ended March 31, 2010, compared to the corresponding period in 2009, reflecting fee recognition on certain contracts and additional work at Portsmouth slightly offset by reduced sales by NAC.

Cost of Sales

Cost of sales for the LEU segment declined $147.7 million in the three months ended March 31, 2010, compared to the corresponding period in 2009, due to lower SWU sales volumes partially offset by higher SWU unit costs.

Cost of sales per SWU was 8% higher in the three months ended March 31, 2010 compared to the corresponding period in 2009. Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. An increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods. Although unit production costs were flat in the three months ended March 31, 2010 compared to the corresponding period in 2009, cost of sales per SWU was negatively impacted by the carryforward effect of higher unit purchase costs under the Russian Contract in 2009 compared to 2008, and a greater allocation of production costs to SWU inventory in recent quarters due to declines in uranium values. Production costs are allocated to uranium from underfeeding based on its net realizable value, and the remainder is allocated to SWU inventory costs.

Production costs increased $17.5 million (or 8%), and production volume increased 9%, in the three months ended March 31, 2010 compared to the corresponding period in 2009. The cost of electric power increased by $19.9 million (or 13%) in the three months ended March 31, 2010 compared to the corresponding period in 2009. Enrichment capacity and related power purchases were temporarily reduced in the corresponding period of 2009 due to an ice storm.

The unit production cost was flat in the three-month period. The average cost per megawatt hour increased 7% compared to the corresponding period in 2009 due to higher TVA fuel cost adjustments as well as the fixed, annual increase in the TVA contract price. The lower impact of fixed costs on increased production volume had a favorable effect on the unit production cost.

We purchase approximately 5.5 million SWU per year under the Russian Contract, however there were no deliveries in the three month periods ended March 31, 2010 and March 31, 2009.

Cost of sales for the U.S. government contracts segment increased $2.3 million in the three months ended March 31, 2010 compared to the corresponding period in 2009 reflecting additional work at Portsmouth slightly offset by lower costs at NAC.

Gross Profit

Gross profit declined $15.5 million in the three months ended March 31, 2010 compared to the corresponding period in 2009. Our gross profit margin was 7.7% in the three months ended March 31, 2010, compared to 8.3% in the corresponding period in 2009.

Gross profit for the LEU segment declined $26.6 million in the three-month period due to lower volumes sold and lower gross profits on a per unit basis, primarily as a result of the increase in cost of sales per unit.

Gross profit for the U.S. government contracts segment increased $11.1 million in the three months ended March 31, 2010, compared to the corresponding period in 2009, reflecting fee recognition on certain contracts and NAC higher margins.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2010	2009	Change	%
Gross profit	$26.7	$42.2	$(15.5)	(37)%
Advanced technology costs	25.7	31.4	5.7	18%
Selling, general and administrative	15.1	14.5	(0.6)	(4)%
Other (income)	(9.7)	-	9.7	-
Operating (loss)	(4.4)	(3.7)	(0.7)	(19)%
Interest expense	-	0.5	0.5	100%
Interest (income)	(0.1)	(0.6)	(0.5)	(83)%
(Loss) before income taxes	(4.3)	(3.6)	(0.7)	(19)%
Provision (benefit) for income taxes	5.4	(1.5)	(6.9)	(460)%
Net (loss)	$(9.7)	$(2.1)	$(7.6)	(362)%

Advanced Technology Costs

Advanced technology costs declined $5.7 million in three months ended March 31, 2010, compared to the corresponding period in 2009, reflecting the demobilization of the American Centrifuge project in the latter half of 2009.

Advanced technology costs include expenses by NAC to develop its MAGNASTOR storage and transportation technology of $0.5 million in the three months ended March 31, 2010 and less than $0.1 million in the corresponding period of 2009.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $0.6 million in the three months ended March 31, 2010 compared to the corresponding period in 2009, primarily due to an increase in stock-based compensation of $0.9 million.

Other (Income)

In March 2010, DOE provided $45 million in support of continued American Centrifuge activities. DOE made the $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which will release encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. Under the agreement, USEC will match the $45 million on a cost-share basis.  In the three months ended March 31, 2010, USEC made qualifying American Centrifuge expenditures of $19.4 million. DOE’s contribution on a 50% pro rata basis, or $9.7 million, is recognized as other income in the three months ended March 31, 2010.

Interest Expense and Interest Income

Interest expense declined $0.5 million in the three months ended March 31, 2010, compared to the corresponding period in 2009.  Interest capitalized for American Centrifuge increased from $5.7 million last period to $6.3 million in the current period, or an increase of $0.6 million in interest that was not expensed as a period cost.

Interest income declined $0.5 million in the three months ended March 31, 2010, reflecting reduced cash and investment balances resulting from American Centrifuge expenditures and lower interest rates.

Provision (Benefit) for Income Taxes

The income tax provision in the three months ended March 31, 2010 was $5.4 million which included a one-time charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Act”) signed into law at the end of March 2010. The charge is due to a reduction in the Company’s deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods. The first quarter 2010 provision also includes a $0.3 million benefit for the reversal of previously accrued amounts associated with liabilities for unrecognized benefits.

Excluding the impact of the Act and the reversal of previously accrued amounts associated with liabilities for unrecognized benefits, the tax benefit would have been $0.8 million or an overall effective rate of approximately 18% as compared to an effective rate of 42% in the comparative period of 2009 based on estimated earnings for 2009 and 38% for the total year ended 2009 based on final year earnings. The difference between the overall effective rates is due to a decrease expected in income before income taxes in 2010 and the decrease in the federal research credit that expired after 2009.

Net (Loss)

The net loss of $9.7 million in the three months ended March 31, 2010 was primarily due to the tax provision charge of $6.5 million related to the effect of changes in tax laws on our deferred tax assets, the after-tax effects of lower volumes sold and lower gross profits on a unit basis in the LEU segment, partially offset by the after-tax effects of an increase in gross profits in the government contracts segment, other income resulting from DOE’s contribution for continued ACP activities, and reduced advanced technology expenses.

2010 Outlook Update

We are reiterating our guidance for 2010. Specifically, in 2010 we expect revenue of approximately $2 billion and gross profits in a range of $100 to $120 million. We expect our gross profit margin to be in a range of approximately 5% to 6%. Below the gross profit line, we anticipate our selling, general and administrative expense to be approximately $60 million.

Spending related to the American Centrifuge project is restricted under our new revolving credit facility and will be dependent upon if and when additional capital becomes available. We expect total spending on the American Centrifuge project, both capitalized and expensed, to be approximately $110 to $120 million through June 30, 2010, which includes building a limited number of additional AC100 machines for the Lead Cascade testing program.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect our results are:

•	Changes to the electric power fuel cost adjustment from our current projection;

•	The timing of recognition of previously deferred revenue, particularly related to the sale of uranium;

•	Ability to expand the existing credit facility or otherwise raise capital for investment in the ACP;

•	Movement and timing of customer orders;

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers; and

•	Ability to underfeed the production process at the Paducah GDP and make additional uranium sales possible.

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

Customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. In order to manage our working capital in light of anticipated sales and inventory levels, we work periodically with customers regarding the timing of their orders, including possible advancement. At times, USEC may also choose to advance orders rather than sell material into a spot market which has small near term open demand. The advancement of orders will have the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of any terms that may be mutually agreed in connection with advancement. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable.

We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of future fuel cost adjustments, which is substantially influenced by coal and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost for power to remain above the base energy prices, but the impact is uncertain given volatile energy prices and electricity demand. A change of one percentage point in the average annual fuel cost adjustment would change our annual costs for electric power by an estimated $4 to $5.5 million.

We expect our cash, internally generated cash from our LEU and government services operations, and available borrowings under our revolving credit facility will provide sufficient cash to meet our cash needs for at least 12 months. Additional funds may be necessary sooner than we currently anticipate if we are not successful in our efforts to reduce spending and conserve cash or in the event of unanticipated payments to suppliers, increases in financial assurance, any shortfall in our estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses. However, we could further reduce our anticipated spending on the American Centrifuge project to an asset maintenance level, providing additional flexibility to address unanticipated cash requirements. As discussed below under "–Capital Structure and Financial Resources," our new credit facility can be expanded up to an aggregate of $350 million, subject to our obtaining additional commitments. Absent an increase in commitments or us raising additional capital in the near-term, our ability to spend on the American Centrifuge project is constrained by the restrictions in the credit facility to up to $90 million over the term of the facility. The $45 million made available by DOE in March 2010 is not restricted by the credit facility.

USEC needs to raise a significant amount of additional capital to continue funding and to complete the American Centrifuge Plant. USEC does not believe public market financing for a large capital project deploying innovative technology such as American Centrifuge is available given current financial market conditions. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment.  DOE released its solicitation for the Loan Guarantee Program on June 30, 2008 and in July 2008, we applied to the DOE Loan Guarantee Program as the path for obtaining $2 billion in U.S. government guaranteed debt financing for the American Centrifuge Plant. Areva, a company more than 90% owned by the French government, also applied for U.S. government guaranteed financing under this program for a proposed plant in the United States and its application is also being considered by DOE.  In March 2010, DOE indicated it plans to reallocate an additional $2 billion in loan guarantee authority to the front-end nuclear facilities loan guarantee program, allowing for the possibility that both USEC and Areva could receive U.S. government guaranteed debt financing for their planned domestic enrichment facilities. However, we have no assurance that a DOE Loan Guarantee will be made available to us.

In February 2009, we initiated steps to conserve cash and reduce the planned escalation of project construction and machine manufacturing activities due to a lack of clarity on potential funding under the DOE Loan Guarantee Program. On August 4, 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application for the ACP until at least early 2010. As a result, we have significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project in order to preserve liquidity as we evaluate the strategic options for the future of the project. This evaluation includes reviews of scope and scale of the plant, the deployment of machines over a longer time period, alternate financing structures, and the cost and feasibility of remobilizing at a later date. We continue to believe in the American Centrifuge technology and we are working to address the issues that concerned DOE. To complete the project, we will require additional capital beyond the $2 billion loan guarantee program funding for which we have applied and our internally generated cash flow. The amount of additional capital that we will need will depend on a variety of factors, including how we ultimately determine to restructure and deploy the project, the input we receive from our suppliers as part of our ongoing negotiations, the length of the demobilization, costs of remobilization and efficiencies and other cost-savings that we are able to achieve. We expect that the amount of additional capital needed will be significant. We will need to raise this capital from external sources and the timing and our ability to raise this capital is uncertain. We are pursuing strategic alternatives as one approach to raising additional capital.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2010	2009
Net Cash Provided by (Used in) Operating Activities	$(42.9)	$23.8
Net Cash (Used in) Investing Activities	(46.0)	(137.7)
Net Cash (Used in) Financing Activities	(9.9)	(96.7)
Net (Decrease) in Cash and Cash Equivalents	$(98.8)	$(210.6)

Operating Activities

Payment of the Russian Contract payables balance of $134.8 million was a significant use of cash flow in the three months ended March 31, 2010. Inventories declined $74.2 million in the three-month period, providing monetization of inventory produced in the prior year. The increase in deferred revenue and decrease in accrued depleted uranium disposition in the first quarter, associated with DOE’s $45 million of cost-sharing in support of ACP activities, will not generate cash flow until surety bonds can be modified and cash collateral returned.

Investing Activities

Capital expenditures were $49.0 million in the three months ended March 31, 2010, compared with $117.1 million in the corresponding period in 2009. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. A decline in financial assurance requirements resulted in the return of $3.0 million of cash collateral deposits.

Financing Activities

There was no borrowing under the revolving credit facility as of March 31, 2010 or during the three-month period. We plan to borrow on the revolving credit facility from time to time beginning in the second quarter of 2010 based on the timing of our working capital needs.

There were 114.7 million shares of common stock outstanding at March 31, 2010, compared with 113.4 million at December 31, 2009, an increase of 1.3 million shares (or 1%).

Working Capital
	March 31,	December 31,
	2010	2009
	(millions)
Cash and cash equivalents	$32.5	$131.3
Accounts receivable, net	189.0	191.4
Inventories, net	757.6	831.8
Other current assets and liabilities, net	(161.7)	(267.5)
Working capital	$817.4	$887.0

Capital Structure and Financial Resources

At March 31, 2010, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. Financing costs of $14.3 million related to the convertible notes were deferred and are being amortized over the life of the debt. Unamortized financing costs were $9.6 million at March 31, 2010. Our debt to total capitalization ratio was 31% at March 31, 2010 and December 31, 2009.

On February 26, 2010, we replaced our $400.0 million revolving credit facility, scheduled to mature on August 18, 2010, with a new 27-month credit facility that matures May 31, 2012. The new syndicated bank credit facility provides up to $225.0 million in revolving credit commitments, including up to $100.0 million in letters of credit, secured by assets of USEC Inc. and our subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. Financing costs totaling $7.5 million to obtain the credit facility were deferred and are being amortized over the life of the facility. Unamortized financing costs were $7.2 million at March 31, 2010. The remaining balance of unamortized financing costs for the former credit facility of $0.5 million was expensed in the first quarter of 2010.

Utilization of our current revolving credit facility at March 31, 2010 and our former revolving credit facility at December 31, 2009 follows:

	March 31,	December 31,
	2010	2009
	(millions)
Short-term borrowings	$-	$-
Letters of credit	47.2	45.4
Available credit	159.5	295.5

Borrowings under the credit facilities are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit. The revolving credit facilities contain various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings. As of March 31, 2010 and December 31, 2009, we had met all of the reserve provision requirements by a large margin. As of March 31, 2010 and December 31, 2009, we were in compliance with all of the various customary operating and financial covenants included in each credit facility.

The new credit facility contains an accordion feature that allows us to expand the size of the facility up to an aggregate of $350.0 million in revolving credit commitments, subject to our obtaining additional commitments. In the event of such an increase in commitments, our letter of credit sublimit will also increase dollar for dollar up to a maximum of $150.0 million. However, we may not be successful in our efforts to secure additional lender commitments. The credit facility is available to finance working capital needs and general corporate purposes.

Under the terms of the new credit facility, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when Availability falls below certain thresholds, the credit facility permits us to spend up to $90.0 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). However, for every additional dollar of aggregate lender commitments that we obtain under the accordion feature described above, the ACP Spending Basket is increased by one dollar up to a maximum of $165.0 million. The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project. Under this provision, the $45 million made available by DOE in March 2010 is not restricted by the credit facility or counted towards the ACP Spending Basket. In addition to the ACP Spending Basket, the new credit facility also permits the investment in the American Centrifuge project of net proceeds from additional equity capital raised by us, subject to certain provisions and certain limitations when Availability falls below certain thresholds. If we are unable to expand the size of the credit facility (and the ACP Spending Basket) through the accordion feature described above or to raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket would necessitate further reductions in spending on the American Centrifuge project.

The credit facility includes provisions permitting transfer of assets related to the American Centrifuge project to enable USEC to separately finance the American Centrifuge project. USEC’s subsidiaries created to carry out future commercial American Centrifuge activities will not be guarantors under the credit facility, and their assets will not be pledged as collateral.

Outstanding borrowings under the new credit facility bear interest at a variable rate equal to, based on our election, either:

•
the sum of (1) the greater of a) the JPMorgan Chase Bank prime rate, b) the federal funds rate plus ½ of 1%, or c) 1-month LIBOR plus 1%  plus (2) a margin ranging from 2.25% to 2.75% based upon availability, or

•	the sum of LIBOR plus a margin ranging from 4.0% to 4.5% based upon availability.

As with the former facility, borrowings under the new credit facility are subject to limitations based on established percentages of qualifying assets pledged as collateral to the lenders, such as eligible accounts receivable and USEC-owned inventory. The new credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings if certain requirements are not met. Additional details are provided in our 2009 Annual Report on Form 10-K.

As with the former facility, the new revolving credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of collateral, and payment of dividends or other distributions. In addition, the new revolving credit facility prohibits our payment of cash dividends or distributions to holders of our common stock. However, as described in Item 1A, “Risk Factors,” in our 2009 Annual Report on Form 10-K, the more restrictive nature of the covenants under the new credit facility, combined with the smaller size of the credit facility, makes compliance with the covenants under the credit facility more difficult should we encounter unanticipated adverse events. Complying with these covenants may also limit our flexibility to successfully execute our business strategy. Failure to satisfy the covenants would constitute an event of default under the credit facility.

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

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, and the surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2009 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at March 31, 2010 or December 31, 2009.

New Accounting Standards Not Yet Implemented

We have reviewed recently issued accounting standards that are not yet effective and have determined that none would have a material impact to USEC’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2010, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

USEC has not entered into financial instruments for trading purposes. At March 31, 2010, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $575.0 million. The fair value of the convertible notes, based on the trading price as of March 31, 2010, was $463.6 million.

Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:

•	commodity price risk for electric power requirements for the Paducah GDP (refer to “Overview – Cost of Sales” and “Results of Operations – Cost of Sales”), and

•
interest rate risk relating to any outstanding borrowings at variable interest rates under our revolving credit agreement (refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources”).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to information regarding (a) the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contracts with the U.S. Department of Energy for the supply of cold standby and other services at the Portsmouth GDP and (b) a contractor’s claim for additional monies under a contract for concrete removal services, reported in note 10 to the consolidated condensed financial statements.

USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 1A.  Risk Factors

Investors should carefully consider the risk factors in Item 1A of our 2009 Annual Report on Form 10-K, in addition to the other information in our Annual Report and in this quarterly report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) First Quarter 2010 Issuer Purchases of Equity Securities
			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

January 1 – January 31	3,414	$4.30	-	-
February 1 – February 28	-	-	-	-
March 1 – March 31	506,950	5.22	-	-
Total	510,364	$5.21	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 510,364 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 6.  Exhibits

10.1
Modification No. 3 dated January 28, 2010, to Agreement dated June 17, 2002 between U.S. Department of Energy and USEC Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 2, 2010 (Commission file number 1-14287).

10.2
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

10.3
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

10.4
Cooperative Agreement dated March 23, 2010 between the U.S. Department of Energy and USEC Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 23, 2010 (Commission file number 1-14287).

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

USEC Inc.

May 5, 2010	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                       Description

10.1
Modification No. 3 dated January 28, 2010, to Agreement dated June 17, 2002 between U.S. Department of Energy and USEC Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 2, 2010 (Commission file number 1-14287).

10.2
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

10.3
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

10.4
Cooperative Agreement dated March 23, 2010 between the U.S. Department of Energy and USEC Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 23, 2010 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.