Form 10-Q
period 2010-06-30
USEC INC
filed 2010-08-04
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287

USEC Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

Two Democracy Center
6903 Rockledge Drive, Bethesda, Maryland 20817
(301) 564-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐. No ☒

As of July 15, 2010, there were 114,190,954 shares of Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the deployment of the American Centrifuge technology, including risks related to performance, cost, schedule and financing; our success in obtaining a loan guarantee for the American Centrifuge Plant, including our ability to address the technical and financial concerns raised by the U.S. Department of Energy (“DOE”); our ability to raise capital beyond the $2 billion of DOE loan guarantee funding for which we have applied; the impact of the demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project and the potential for termination of the project; our ability to meet milestones under the June 2002 DOE-USEC Agreement related to the deployment of the American Centrifuge technology; restrictions in our revolving credit facility that may impact our operating and financial flexibility and spending on the American Centrifuge project; our ability to expand our revolving credit facility with additional commitments from financial institutions to increase the total capacity beyond $250 million; risks related to the completion of the announced three-phased strategic investment by Toshiba Corporation (“Toshiba”) and The Babcock & Wilcox Company (“B&W”), including our ability to satisfy the significant closing conditions in the securities purchase agreement governing the transactions and the impact of a failure to consummate the transactions on our business and prospects; certain restrictions that may be placed on our business as a result of the transactions with Toshiba and B&W; our ability to achieve the benefits of any strategic relationships with Toshiba and B&W; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government; limitations on our ability to compete for potential contracts with the U.S. government; changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our annual report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$207.5	$131.3
Accounts receivable, net	121.1	191.4
Inventories	1,359.8	1,301.2
Deferred income taxes	43.4	48.6
Deferred costs associated with deferred revenue	286.8	244.4
Other current assets	68.1	52.7
Total Current Assets	2,086.7	1,969.6
Property, Plant and Equipment, net	1,170.0	1,115.1
Other Long-Term Assets
Deferred income taxes	259.0	270.3
Deposits for surety bonds	155.3	158.3
Deferred financing costs, net	12.7	12.0
Goodwill	6.8	6.8
Total Other Long-Term Assets	433.8	447.4
Total Assets	$3,690.5	$3,532.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$138.1	$153.4
Payables under Russian Contract	188.6	134.8
Inventories owed to customers and suppliers	572.3	469.4
Deferred revenue and advances from customers	379.8	325.0
Total Current Liabilities	1,278.8	1,082.6
Long-Term Debt	575.0	575.0
Other Long-Term Liabilities
Depleted uranium disposition	115.0	155.6
Postretirement health and life benefit obligations	172.2	168.9
Pension benefit liabilities	179.9	176.6
Other liabilities	88.9	97.8
Total Other Long-Term Liabilities	556.0	598.9
Commitments and Contingencies (Note 11)
Stockholders’ Equity	1,280.7	1,275.6
Total Liabilities and Stockholders’ Equity	$3,690.5	$3,532.1

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Separative work units	$331.0	$371.3	$597.6	$799.2
Uranium	69.6	95.4	85.2	124.0
U.S. government contracts and other	59.1	47.6	121.6	96.7
Total revenue	459.7	514.3	804.4	1,019.9
Cost of sales:
Separative work units and uranium	358.6	391.9	625.8	806.8
U.S. government contracts and other	57.0	45.0	107.8	93.5
Total cost of sales	415.6	436.9	733.6	900.3
Gross profit	44.1	77.4	70.8	119.6
Advanced technology costs	26.0	30.7	51.7	62.1
Selling, general and administrative	14.3	16.6	29.4	31.1
Other (income)	(10.3)	-	(20.0)	-
Operating income	14.1	30.1	9.7	26.4
Interest expense	0.1	0.3	0.1	0.8
Interest (income)	(0.1)	(0.4)	(0.2)	(1.0)
Income before income taxes	14.1	30.2	9.8	26.6
Provision for income taxes	6.9	12.9	12.3	11.4
Net income (loss)	$7.2	$17.3	$(2.5)	$15.2
Net income (loss) per share – basic	$.06	$.16	$(.02)	$.14
Net income (loss) per share – diluted	$.04	$.11	$(.02)	$.10
Weighted-average number of shares outstanding:
Basic	112.9	111.5	112.3	111.1
Diluted	161.4	160.3	112.3	159.8

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$(2.5)	$15.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19.5	14.7
Deferred income taxes	14.5	(8.1)
Other non-cash income on release of disposal obligation	(20.0)	-
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	70.3	(77.3)
Inventories – decrease	44.3	109.7
Payables under Russian Contract – increase	53.8	136.7
Deferred revenue, net of deferred costs – increase (decrease)	31.6	(15.5)
Accrued depleted uranium disposition – increase (decrease)	(40.6)	23.5
Accounts payable and other liabilities – increase (decrease)	(3.0)	10.4
Other, net	5.3	12.4
Net Cash Provided by (Used in) Operating Activities	173.2	221.7

Cash Flows Used in Investing Activities
Capital expenditures	(87.9)	(257.8)
Deposits for surety bonds – (increase) decrease	3.0	(38.2)
Net Cash (Used in) Investing Activities	(84.9)	(296.0)

Cash Flows Used in Financing Activities
Borrowings under credit facility	38.2	-
Repayments under credit facility	(38.2)	-
Repayment and repurchases of senior notes	-	(95.7)
Payments for deferred financing costs	(9.6)	-
Common stock issued (purchased), net	(2.5)	(0.8)
Net Cash (Used in) Financing Activities	(12.1)	(96.5)
Net Increase (Decrease)	76.2	(170.8)
Cash and Cash Equivalents at Beginning of Period	131.3	248.5
Cash and Cash Equivalents at End of Period	$207.5	$77.7
Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$-	$1.9
Income taxes paid, net of refunds	15.5	4.3

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2009.

2. INVENTORIES

USEC is a supplier of low enriched uranium (“LEU) for nuclear fuel power plants. LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component.

USEC holds uranium at the Paducah gaseous diffusion plant (“GDP”) in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories follow:

	June 30, 2010	December 31, 2009
	(millions)
Current assets:
Separative work units	$878.1	$805.1
Uranium	468.9	482.1
Materials and supplies	12.8	14.0
	1,359.8	1,301.2
Current liabilities:
Inventories owed to customers and suppliers	(572.3)	(469.4)
Inventories, net	$787.5	$831.8

Inventories Owed to Customers and Suppliers

Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of LEU. In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Additionally, USEC owed SWU and uranium inventories to fabricators with a cost totaling $572.1 million at June 30, 2010 and $469.2 million at December 31, 2009. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. USEC’s balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from USEC. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated fair values of approximately $2.5 billion at June 30, 2010, and $2.8 billion at December 31, 2009, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 3% decline in the uranium spot price indicator and an 8% decline in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

3. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2009	Capital Expenditures (Depreciation)	Transfers and Retirements	June 30, 2010
Construction work in progress	$991.4	$68.8	$(7.2)	$1,053.0
Leasehold improvements	182.6	-	2.7	185.3
Machinery and equipment	260.1	2.3	4.4	266.8
	1,434.1	71.1	(0.1)	1,505.1
Accumulated depreciation and amortization	(319.0)	(16.2)	0.1	(335.1)
	$1,115.1	$54.9	$-	$1,170.0

Capital expenditures include items in accounts payable and accrued liabilities at June 30, 2010 for which cash is paid in subsequent periods.

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP, which is primarily included in the construction work in progress balance, totaled $1,078.4 million at June 30, 2010 and $1,023.1 million at December 31, 2009. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at June 30, 2010 and December 31, 2009.

USEC has significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project because of a lack of progress in obtaining and the uncertainty of timing for additional financing for the project. USEC continues its centrifuge testing program and its development efforts. USEC concluded in 2009 that future cash flows from the ACP will exceed its capital investment based on a probability-weighted analysis. USEC continues to believe there have been no events or changes in conditions that would cause USEC to reassess this conclusion. Since USEC believes its capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. USEC will continue to evaluate this assessment as conditions change.

4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
	June 30, 2010	December 31, 2009
	(millions)
Deferred revenue	$344.8	$301.9
Advances from customers	35.0	23.1
	$379.8	$325.0

Related costs associated with deferred revenue totaled $286.8 million at June 30, 2010 and $244.4 million at December 31, 2009.

Advances from customers includes $4.9 million as of June 30, 2010 and $22.7 million as of December 31, 2009 for future services to be provided for DOE in our U.S. government contracts segment. DOE is funding this work through an arrangement whereby DOE transfers uranium to USEC which USEC immediately sells in the market.

Advances from customers also includes $25.0 million as of June 30, 2010, representing the balance of $45 million of support from DOE pursuant to a cooperative agreement entered into with DOE for pro-rata cost sharing support for continued American Centrifuge activities with a total estimated cost of $90 million. DOE made the $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which enabled USEC to release encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. The $45 million in encumbered funds are reflected in other long-term assets as deposits for surety bonds as of June 30, 2010. In July 2010, surety bonds and related deposits were reduced, and USEC received the $45 million in cash. In the six months ended June 30, 2010, USEC made qualifying American Centrifuge expenditures of $40.0 million. DOE’s contribution on a 50% pro rata basis, or $20.0 million, is recognized as other income in the six months ended June 30, 2010. If USEC determines that it is unable to provide cost sharing of at least $45 million, DOE’s contribution and assumption of depleted uranium obligations will be reduced pro rata.

5. DEBT

The carrying value of USEC’s long-term debt was $575.0 million at June 30, 2010 and December 31, 2009, consisting of 3.0% convertible senior notes due October 1, 2014. Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year. The estimated fair value of the convertible notes, based on the trading price as of the balance sheet date, was $432.0 million at June 30, 2010 and $372.0 million at December 31, 2009. The notes were not eligible for conversion to common stock as of June 30, 2010 or December 31, 2009.

On February 26, 2010, USEC replaced its $400.0 million revolving credit facility, scheduled to mature on August 18, 2010, with a new 27-month credit facility that matures May 31, 2012. The new syndicated bank credit facility initially provided up to $225.0 million in revolving credit commitments, including up to $100.0 million in letters of credit, secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. In July 2010, the revolving credit commitments were expanded to $250.0 million, including up to $125.0 million in letters of credit. As with the former credit facility, borrowings under the new credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory.

Utilization of the current revolving credit facility at June 30, 2010 and the former revolving credit facility at December 31, 2009 follows:

	June 30,	December 31,
	2010	2009
	(millions)
Short-term borrowings	$-	$-
Letters of credit	37.9	45.4
Available credit	187.1	295.5

6. INCOME TAX UPDATE

The provision for income taxes for the six months ended June 30, 2010 includes a charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Act”) signed into law at the end of March 2010. The charge was due to a reduction in USEC’s deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods.

7. STOCKHOLDERS’ EQUITY

Changes in stockholders' equity were as follows (in millions, except per share data):

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 2009	$12.3	$1,179.6	$322.4	$(71.3)	$(167.4)	$1,275.6
Restricted and other stock issued, net	-	(9.6)	-	13.2	-	3.6	-
Amortization of actuarial losses and prior service costs (credits), net of income tax of $2.0 million	-	-	-	-	4.0	4.0	4.0
Net (loss)	-	-	(2.5)	-	-	(2.5)	(2.5)
Balance at June 30, 2010	$12.3	$1,170.0	$319.9	$(58.1)	$(163.4)	$1,280.7	$1.5

Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 8.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Service costs	$4.9	$4.6	$9.7	$9.3	$1.3	$1.1	$2.5	$2.3
Interest costs	12.2	11.9	24.4	23.8	2.9	3.1	5.9	6.3
Expected return on plan assets (gains)	(12.3)	(10.6)	(24.4)	(21.3)	(0.9)	(0.7)	(1.8)	(1.5)
Amortization of prior service costs (credits)	0.5	0.4	0.9	0.8	(2.1)	(3.6)	(4.2)	(7.2)
Amortization of actuarial losses	4.0	6.0	8.0	12.0	0.6	1.1	1.3	2.1
Net benefit costs	$9.3	$12.3	$18.6	$24.6	$1.8	$1.0	$3.7	$2.0

USEC expects total cash contributions to the plans in 2010 will be as follows: $14.7 million for the defined benefit pension plans and $6.3 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of June 30, 2010 were $6.4 million and $3.2 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.

9. STOCK-BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$2.0	$2.6	$4.9	$4.6
Stock options, performance awards and other	0.4	0.3	1.1	1.0
Less: costs capitalized as part of inventory	(0.1)	(0.1)	(0.2)	(0.2)
Expense included in selling, general and administrative	$2.3	$2.8	$5.8	$5.4
Total after-tax expense	$1.4	$1.8	$3.7	$3.5

There were 22,876 stock options exercised in the six months ended June 30, 2010. Cash received from the exercise of the options was $0.1 million. The intrinsic value of the options exercised was less than $0.1 million. There were no stock options exercised in the six months ended June 30, 2009.

Assumptions used in the Black-Scholes option pricing model to value option grants follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	-	-	1.4%	1.4%
Expected dividend yield	-	-	-	-
Expected volatility	-	-	72%	65%
Expected option life	-	-	4 years	3.8 years
Weighted-average grant date fair value	-	-	$2.81	$1.81
Options granted	0	0	766,050	1,091,300

As of June 30, 2010, there was $11.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $9.1 million relates to restricted shares and restricted stock units, and $2.8 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Numerator:
Net income (loss)	$7.2	$17.3	$(2.5)	$15.2
Net interest expense on convertible notes (a)	-	-	(b)	0.2
Net income (loss) if-converted	7.2	17.3	(2.5)	15.4

Denominator:
Weighted average common shares	114.9	113.0	114.3	112.5
Less: Weighted average unvested restricted stock	2.0	1.5	2.0	1.4
Denominator for basic calculation	112.9	111.5	112.3	111.1

Weighted average effect of dilutive securities:
Convertible notes	48.1	48.1	(b)	48.1
Stock compensation awards	0.4	0.7	(b)	0.6
Denominator for diluted calculation	161.4	160.3	112.3	159.8

Net income (loss) per share – basic	$.06	$.16	$(.02)	$.14
Net income (loss) per share – diluted	$.04	$.11	$ (.02) (b)	$.10

(a)	Interest expense on convertible notes net of amount capitalized and net of tax.

(b)
No dilutive effect of convertible notes or stock compensation awards is recognized in a period in which a net loss has occurred.  Net interest expense on convertible notes was less than .01 million and weighted average number of shares for the convertible notes and stock compensation awards was 48.1 million and 0.4 million, respectively.

Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options excluded from diluted earnings per share	1.8	1.9	2.6	1.9
Exercise price of excluded options	$5.86 to $16.90	$5.86 to $16.90	$5.00 to $16.90	$5.86 to $16.90

11. COMMITMENTS AND CONTINGENCIES

American Centrifuge Plant

Project Funding

USEC needs to raise a significant amount of additional capital to continue funding and to complete the American Centrifuge Plant. USEC believes a loan guarantee under the DOE Loan Guarantee Program is critical to raising the capital needed to complete the American Centrifuge Plant. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE subsequently reallocated an additional $2 billion in loan guarantee authority to the front-end nuclear facilities loan guarantee solicitation. In July 2008, USEC applied to the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  Areva, a company more than 90% owned by the French government, also applied for $2 billion of U.S. government guaranteed financing under this program for a proposed plant in the United States. DOE announced in May 2010 that it has provided Areva with a conditional commitment for a loan guarantee from the reallocated funding authority. DOE has said that $2 billion in funding for projects in the front end of the nuclear fuel cycle remains available but USEC has no assurance that a DOE loan guarantee will be made available to USEC. In August 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application. Since that time, USEC has worked to address the technical and financial concerns raised by DOE. USEC submitted an update to its application in July 2010.

On May 25, 2010, USEC announced that Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company, an affiliate of The Babcock & Wilcox Company (“B&W”), have signed a definitive agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W will each invest $100 million over three phases, each of which is subject to specific closing conditions. To complete the project, USEC will require additional capital beyond the $2 billion DOE loan guarantee, proceeds from the announced investment from Toshiba and B&W and internally generated cash flow.

USEC has initiated discussions with Japanese export credit agencies regarding financing a portion of the cost of building the plant. However, USEC has no assurance that it will be successful in obtaining any or all of the financing it is seeking.

Milestones under the 2002 DOE-USEC Agreement

In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the ACP. Four milestones remain relating to the financing and operation of the ACP. In early August 2009 USEC began demobilization of the American Centrifuge project.  As a result, USEC requested a modification to the 2002 DOE-USEC Agreement to extend the remaining ACP milestones under the 2002 DOE-USEC Agreement. In January 2010, USEC and DOE amended the 2002 DOE-USEC Agreement to extend by one year to November 2010 the financing milestone that required that USEC secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year.  The remaining three milestones were not adjusted by the January 2010 amendment, however, DOE and USEC have agreed to discuss adjustment of the remaining three milestones as may be appropriate based on, among other things, progress in achieving the November 2010 financing milestone and the technical progress of the program. In the January 2010 amendment to the 2002 DOE-USEC Agreement, DOE and USEC acknowledged that USEC’s obligations with respect to the ACP milestones under the 2002 DOE-USEC Agreement are not dependent on the issuance by DOE of a loan guarantee to USEC. However, USEC has communicated to DOE that its ability to meet the remaining milestones is dependent on its obtaining a commitment and funding for a loan guarantee from DOE. USEC will also need additional financing commitments beyond a DOE loan guarantee to meet the November 2010 financing milestone.

The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC’s ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC’s control or was due to USEC’s fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole U.S. Executive Agent under the Megatons-to-Megawatts program, which if such recommendation led to a U.S. government decision to remove USEC as sole Executive Agent, could reduce or terminate USEC’s access to Russian LEU in future years, subject to rights granted to USEC under a 1997 memorandum of agreement between USEC and the U.S. government to continue to purchase Russian SWU at prices, in quantities and under terms previously agreed with the Russian executive agent. Any of these actions could have a material adverse impact on USEC’s business.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs which would affect USEC’s ability to meet an ACP milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event.

USEC’s right to continue operating the Paducah GDP under its lease with DOE is not subject to meeting the ACP milestones.

Obligation Under Lease Agreement for Power Contract

Cost of sales and other long-term liabilities were reduced by $7.8 million in the second quarter of 2010 due to a change in estimate of USEC’s share of future demolition and severance costs for a power plant that was built to supply power to the Paducah GDP.  DOE is obligated to pay the owner/operator of the plant a portion of such costs (net of salvage credits including the value of land) and USEC is obligated under the lease agreement with DOE to fund such payments except for portions attributable to power consumed by DOE. Given additional information obtained by USEC during the second quarter of 2010, USEC believes that the amount of its liability for such payments that can be reasonably estimated at this time with respect to the plant’s shutdown, which is not anticipated to occur before 2055, is lower than the previously recorded long-term liability. USEC will reassess the need for additional accruals on a recurring basis as information becomes available.

Legal Matters

DOE Contract Services Matter

The U.S. Department of Justice (“DOJ”) asserted in a letter to USEC dated July 10, 2006 that DOE may have sustained damages in an amount that exceeds $6.9 million under USEC’s contract with DOE for the supply of cold standby services at the Portsmouth GDP. DOJ indicated that it was assessing possible violations of the Civil False Claims Act (“FCA”), which allows for treble damages and civil penalties, and related claims in connection with invoices submitted under that contract.  USEC responded to DOJ’s letter in September 2006, stating that the government does not have a legitimate basis for asserting any FCA or related claims under the cold standby contract, and USEC has been cooperating with DOJ and the DOE Office of Investigations with respect to their inquiries into this matter. In a supplemental presentation by DOJ and DOE on October 18, 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby contract and two other cost-type contracts, again potentially in violation of the FCA. USEC has responded to these assertions and has provided several follow-up responses to DOJ and DOE in response to their requests for additional data and analysis. As part of USEC’s continuing discussions with DOJ, USEC and DOJ have agreed several times to extend the statute of limitations for this matter.  USEC does not believe that there is any basis for an FCA or related claim and does not anticipate that any such claim will be filed against it in connection with this matter.  Accordingly, no loss has been accrued.

Contractor Matter

On June 22, 2010, USEC and our engineering, procurement and construction contractor for the American Centrifuge Plant, Fluor Enterprises, Inc., agreed to a settlement regarding a complaint filed on October 16, 2009 in the U.S. District Court for the Southern District of Ohio by a subcontractor, Rampart Hydro Services, L.P., regarding monies owed for work performed under a contract with USEC.  As part of the settlement, the complaint was dismissed with prejudice.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions)
Revenue
LEU segment:
Separative work units	$331.0	$371.3	$597.6	$799.2
Uranium	69.6	95.4	85.2	124.0
	400.6	466.7	682.8	923.2
U.S. government contracts segment	59.1	47.6	121.6	96.7
	$459.7	$514.3	$804.4	$1,019.9

Segment Gross Profit
LEU segment	$42.0	$74.8	$57.0	$116.4
U.S. government contracts segment	2.1	2.6	13.8	3.2
Gross profit	44.1	77.4	70.8	119.6
Advanced technology costs	26.0	30.7	51.7	62.1
Selling, general and administrative	14.3	16.6	29.4	31.1
Other (income)	(10.3)	-	(20.0)	-
Operating income	14.1	30.1	9.7	26.4
Interest expense (income), net	-	(0.1)	(0.1)	(0.2)
Income before income taxes	$14.1	$30.2	$9.8	$26.6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties presented in Item 1A of this report and the annual report on Form 10-K for the year ended December 31, 2009.

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

Our View of the Business Today

We expect that the long-term market for nuclear fuel will be vibrant and growing. A global fleet of approximately 440 operating nuclear power reactors provides the nuclear fuel industry with steady demand for enriched uranium. In addition, 59 new reactors are under construction worldwide with 19 of those expected to begin operation during 2010 and 2011. Looking out further, the World Nuclear Association reports that about 150 additional reactors are on order or planned, and more than 300 more reactors have been proposed. For the first time in decades, it appears that new reactors will be built in the United States in response to an emphasis on reducing greenhouse gas emissions combined with the economic and energy security benefits of nuclear power. Balanced against this enthusiasm for building new reactors is the length and uncertainty of the regulatory process for licensing and capital cost for building new reactors that has increased substantially over the last several years. In addition, projections for electric power demand have declined as a result of the recession that began in 2008 and the slow pace of the economic recovery. This may slow the need for new base load nuclear power capacity. Nonetheless, population growth, increasing per capita demand for electric power, improving public acceptance, and environmental concerns regarding burning fossil fuels provide a strong business case for our investment in the American Centrifuge technology.

During the first half of 2010, we have been working on a number of strategic initiatives.  While we focused on the steps needed to obtain the necessary capital for and restart construction of the American Centrifuge Plant (“ACP”), we have also continued to focus on our core businesses. This includes continued safe and efficient operation of the Paducah gaseous diffusion plant (“GDP”) and contract work for DOE at the Paducah plant and the former Portsmouth GDP in Piketon, Ohio.

Over the next several years, the enrichment industry will be going through its most significant change in decades. Faced with this uncertainty and systemic change, as well as volatility in the uranium market over the last several years, our customers have covered most of their SWU requirements over the next two years under long-term contracts. We are working to develop future plans for the Paducah GDP, which includes evaluating SWU supply and demand, electric power prices, and our ability to secure economic power for the Paducah plant as well as continuing discussions with customers about their future plans given evolving SWU supply. Our customers have told us that they value diversity of supply. The highly successful Megatons to Megawatts program will expire at the end of 2013 and the Russians will have the ability to sell LEU containing up to 20 percent of U.S. SWU demand directly to U.S. utilities. The French are transitioning to centrifuge-based production in France and expect to end production at their gaseous diffusion plant there. Areva also plans to build an enrichment plant in the United States. Urenco has announced expansion of its European enrichment plants and recently began production from a facility in New Mexico. We believe our Paducah GDP can continue to be an important source of capacity during this market transition but economic power prices and sufficient demand to permit efficient operation of the plant beyond the expiration of our current power agreement in May 2012 will be key factors in evaluating our future plans for the facility.

Our government services business includes work with the U.S. government to accelerate the cleanup of the former Portsmouth GDP. We previously operated the plant and maintained the facility in a state of standby readiness for several years. In addition to work to prepare the site for decontamination and decommissioning under the existing cold shutdown contract, we signed an agreement in 2009 for additional surveillance, maintenance and deactivation work. DOE is funding this work through an arrangement whereby DOE transfers to us uranium which we immediately sell. We have completed the four competitive sales of uranium that will fund the work through September 30, 2010. In July 2010, DOE issued a notice that it intends to extend the base contract through December 31, 2010 with an option to extend it to March 31, 2011. DOE is working through the process of extending the cold shutdown contract and the extension is subject to DOE funding and Congressional appropriations. Separately, we are seeking the opportunity to be a subcontractor for subsequent work at Portsmouth as the decontamination and decommissioning project proceeds over the next several years. More detail is provided below in “Overview – Revenue from U.S. Government Contracts.”

We continue our testing program and development efforts to deploy the American Centrifuge technology. In July 2010, we submitted a comprehensive update to our loan guarantee application for the $2 billion in federal loan guarantee authority that remains available under the 2008 solicitation for Front End Nuclear Fuel facilities. We took many steps to address the technical and financial concerns raised by DOE in 2009. Among the steps we have taken in the past year:

•	Completed a thorough quality assurance program review;

•	Worked with our strategic suppliers to build and operate more than 40 AC100 machines, which are the production-ready commercial centrifuge machines;

•	Assembled and operated AC100 machines configured for a multi-stage cascade that replicates anticipated commercial plant conditions;

•	Gained substantial cascade operating experience, including maintenance and repairs in an operating environment;

•	Continued development work and value engineering to increase the machine’s productivity and lower its unit cost;

•	Entered into an agreement for a strategic investment of $200 million by two leading companies in the nuclear industry; and

•	Produced detailed updates to project scope, cost and schedule based on close collaboration with our suppliers.

If we are successful in obtaining a loan guarantee and other financing required to complete the project, the American Centrifuge project could create nearly 8,000 jobs in the United States, with almost half located in Ohio. More detail, including detail regarding the cost update, is provided below in “Overview—American Centrifuge Plant Update.”

Agreement for Investment by Toshiba and B&W

On May 25, 2010, we announced that nuclear industry leaders Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company, an affiliate of The Babcock & Wilcox Company (“B&W”), signed a definitive agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W will each invest $100 million over three phases, each of which is subject to specific closing conditions. The investment is expected to strengthen USEC’s financial position for the deployment of the American Centrifuge Plant and create key new business opportunities throughout the nuclear fuel cycle. Under the parties’ arrangement to work together on additional strategic business opportunities, USEC could sell enriched uranium in connection with Toshiba’s nuclear power plant construction proposals. Toshiba’s agreement to invest also opens the potential of financing through Japanese export credit agencies, which we are pursuing along with other financing initiatives related to obtaining the remaining financing needed for the American Centrifuge project. More detail is provided in “Liquidity and Capital Resources”.

The first phase of the investment is for a total of $75 million and is expected to close in the third quarter of 2010. Conditions for the first phase include obtaining necessary regulatory approvals and concluding agreements related to a joint venture between USEC and B&W announced last year to manufacture USEC’s commercial AC100 centrifuge machines for the American Centrifuge Plant. We have received confirmation from the U.S. Nuclear Regulatory Commission (“NRC”) that NRC consent for the first two phases of the investment is not required. However, the third phase of the investment is expected to require further review by the NRC and DOE related to foreign ownership, control, or influence (“FOCI”) and other matters and it is anticipated that negation action plans relating to Toshiba’s investment in the Company or other mitigation measures may be required. We intend to use the funds for general corporate purposes and for investment in the American Centrifuge Plant. The initial phase investment would help USEC continue deployment of the American Centrifuge Plant during 2010.

The second phase of the investment is for a total of $50 million and is contingent upon USEC receiving a conditional loan guarantee commitment from DOE, among other closing conditions. The third phase of the investment is for a total of $75 million and is contingent upon the closing on a DOE loan guarantee, as well as other closing conditions including regulatory review and USEC shareholder approval. For their investment, Toshiba and B&W will receive convertible preferred stock as well as warrants to purchase shares of common stock, which would be exercisable in the future. Additional information about the transactions, including a copy of the securities purchase agreement, can be found in the Current Report on Form 8-K filed by us on May 25, 2010.

American Centrifuge Plant Update

We have been building a uranium enrichment plant that uses a highly efficient uranium enrichment gas centrifuge technology that we call the American Centrifuge. This technology is capable of reducing our electricity usage in producing low enriched uranium by approximately 95 percent on a per SWU unit basis, significantly reducing the largest production cost component of our current gaseous diffusion technology. As of June 30, 2010, we have invested approximately $1.8 billion in the American Centrifuge program, which includes approximately $710 million charged to expense over several years for technology development. We have operated centrifuges as part of our lead cascade test program for over 480,000 machine hours, giving us the data and expertise to support our loan guarantee application and begin the transition to commercial operation.

We began construction on the ACP in May 2007 after being issued a construction and operating license by the NRC. In August 2007, we began demonstrating American Centrifuge machines in a cascade configuration. Subsequently, in July 2008, we applied for $2 billion in financing from the DOE Loan Guarantee Program to finance the commercial plant. In August 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application. DOE raised a number of technical and financial concerns regarding our loan guarantee application, and we have focused on addressing these concerns during the past year. Due to the uncertainty of funding, we significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project. Because we deferred high-volume machine manufacturing, work at all of our strategic suppliers has been sharply reduced.

During this demobilization period, we have been focused on addressing DOE’s concerns and have worked to position the project to obtain a loan guarantee. Among our accomplishments, we:

•	Assembled, installed and operated production-ready AC100 machines in a commercial plant cascade configuration;

•	Worked with our suppliers to manufacture additional AC100 machines;

•	Continued machine technology development in Oak Ridge in support of lead cascade testing, value engineering and increasing machine productivity; and

•
Preserved our ability to remobilize plant construction by working with our engineering, procurement and construction contractor on the 80% complete plant design and conducting a detailed cost and schedule assessment for completing the commercial plant.

In March 2010, we began operation of our AC100 Lead Cascade in Piketon. Approximately two dozen AC100 machines have been operating in a cascade in a commercial plant configuration. This is an important accomplishment in our efforts to respond to DOE’s technical concerns. These are production machines primarily built by our suppliers, and the cascade’s operation highlights the continued progress we are making. The cascade has been operating successfully and our objective is to accumulate significant cascade run-time while we continue to manufacture and install additional centrifuge machines.

Our centrifuge manufacturing suppliers assembled approximately 20 additional machines earlier this year that we have operated individually. During the third quarter we have reconfigured the AC100 cascade to introduce these additional machines, thus creating a cascade with about 40 AC100 machines. Our suppliers are continuing to build and assemble additional AC100 machines, which will increase the total number of machine hours of AC100 centrifuge operation.

During the second quarter we took the initial cascade of prototype machines that had been operating since August 2007 off-line. We have disassembled and examined components from some of those prototype machines as an element of our deterministic approach to assuring reliability of the AC100 centrifuges. The machine positions in the demonstration area used for the initial cascade have been refurbished with upgraded control systems and instrumentation in preparation for installation of 25 AC100 machines during 2010. These additional machines will run individually to provide additional data and to accumulate additional operating hours. By the end of 2010 we expect to have roughly 65 AC100 machines in operation. This activity maintains our supplier base and demonstrates the capability to manufacture production-ready centrifuge machines within our design specifications.

To assist in funding these demonstration activities, we entered into a cooperative agreement with DOE in March 2010 for pro-rata cost sharing support for continued American Centrifuge activities with a total estimated cost of $90 million. DOE has made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which enabled USEC to release encumbered funds for investment in American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations.  The $90 million of cost-sharing supports over 350 jobs in the continued operation of the AC100 cascade, manufacturing of additional AC100 centrifuge machines, and refinement to the rotor tube manufacturing process in preparation for full, high-rate production.

We need additional financing to complete plant construction, and we have reduced the scope of project activities that were underway in 2009 until we have that financing. We do not believe public market financing for a large capital project deploying innovative technology such as American Centrifuge is available given current financial market conditions. We believe a loan guarantee under the DOE Loan Guarantee Program is critical to raising the capital needed to complete the American Centrifuge Plant. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005, and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment.  DOE subsequently reallocated an additional $2 billion in loan guarantee authority to the front-end nuclear facilities loan guarantee solicitation. In July 2008, we applied to the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP. Areva, a company that is more than 90% owned by the French government, also applied for $2 billion of U.S. government guaranteed financing under this program for a proposed plant in the United States. DOE announced in May 2010 that it has provided Areva with a conditional commitment for a loan guarantee from the reallocated funding authority. DOE has said that $2 billion in funding for projects in the front end of the nuclear fuel cycle remains available but we have no assurance that a DOE Loan Guarantee will be made available to us. In addition, to complete the project, USEC will require additional capital beyond the $2 billion DOE loan guarantee, proceeds from the announced investment from Toshiba and B&W, and internally generated cash flow. We have also initiated discussions with Japanese export credit agencies regarding financing a portion of the cost of building the plant. However, we have no assurance that we will be successful in obtaining any or all of the financing we are seeking.

The success of the Lead Cascade testing program of AC100 machines and the strategic investment by Toshiba and B&W are positive steps towards addressing the technical and financial concerns raised by DOE in 2009. In July 2010, we updated our application with the DOE Loan Guarantee Program.

Over the past several months, we have been working with our suppliers to update the scope, cost and schedule to build the ACP. Several factors have contributed to the increase in our cost estimates since we established our initial baseline project budget in 2008, including:

•	Costs related to the demobilization and remobilization and costs associated with continued ACP activities prior to any remobilization period;

•	Cost increases as a result of additional design work and refined cost estimates from our suppliers related to machine manufacturing and engineering, procurement and construction (“EPC”) costs; and

•	Costs related to the maturity of scope of the project.

Based on our work with suppliers to date, we estimate the cost to complete the American Centrifuge project from the point of closing on financing on a DOE loan guarantee will be approximately $2.8 billion. This estimate includes AC100 machine manufacturing and assembly, EPC and related balance-of-plant work, start-up and initial operations, and project management. We believe we have reduced significant risk in the American Centrifuge project since our initial baseline project budget in 2008 and our new cost estimate is based on a significantly more mature project scope.

The $2.8 billion estimate is a go-forward cost estimate and does not include spending from now until financial closing of a DOE loan guarantee, our $1.8 billion investment through June 30, 2010, overall project contingency, financing costs or financial assurance. Until potential financial closing of a DOE loan guarantee, we expect to continue to invest at a rate consistent with our anticipated spending indicated in our outlook for the remainder of 2010, while taking into account our anticipated cash from operations and other available liquidity. We are currently evaluating the appropriate level for the overall project contingency taking into account the level of risk given the maturity of the project.  We are also evaluating the financing costs and financial assurance required for the project, which will be affected by, among other things, the overall financing plan for the project, the amount of the credit subsidy cost for any DOE loan guarantee, and the amount and sources of the additional financing we need to complete the project.

We continue to work with suppliers to refine our estimates and seek reductions in the project cost. With respect to schedule, we anticipate it will require 18 to 24 months to begin initial commercial operations upon receiving financing. We also anticipate that it will require 30 to 36 months to complete the plant after initial commercial operations. We continue to work with our EPC contractor and suppliers to reduce the deployment schedule for the ACP.

Continued deployment of the ACP remains subject to available liquidity, limitations in our credit facility on spending on the ACP, our willingness to invest further in the project absent funding commitments to complete the project, our ability to obtain a DOE loan guarantee and additional capital, other risks related to the deployment of the ACP, and the negative impact of delays or a termination of the ACP on our business and prospects described in the risk factors in Item 1A of this report and of our 2009 Annual Report on Form 10-K.

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

Customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. In addition, in order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels, we work periodically with customers regarding the timing of their orders, including advancement. As our customers have purchased more of their SWU supply under long-term contracts due to the transition to centrifuge-based supply and the uncertainty of supply during this transition, USEC has advanced orders rather than sell material into a spot market that has little near-term uncommitted demand. Most of these orders have been advanced within a calendar year. However, some orders have advanced from 2011 into 2010. Based on our outlook for demand, we expect to continue to work with customers to advance orders. If customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue would be recorded in an earlier than originally anticipated period. The advancement of orders will have the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. However, this could have the effect of reducing backlog and revenues in future years if we do not replace these orders with additional sales. Looking a few years out, we expect an increase in uncommitted demand that could provide the opportunity to make additional near-term sales in those years to supplement our backlog and thus decrease the need to advance orders in the future. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable.

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

	June 30,	December 31,	June 30,
	2010	2009	2009
Long-term SWU price indicator ($/SWU)	$160.00	$165.00	$165.00
UF6:
Long-term price composite ($/KgU)	168.27	167.77	182.09
Spot price indicator ($/KgU)	116.00	120.00	137.00

A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium, including uranium generated by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment, resulting in excess uranium that we can sell. Spot market prices for uranium declined in the past two years, reducing the value of underfeeding the enrichment process to obtain uranium for resale. We expect uranium sales to have less of an impact on earnings going forward. Our average unit cost for uranium inventory has risen over the past several years as uranium generated from underfeeding has replaced the uranium inventories transferred to us at the time of USEC’s privatization. We will continue to monitor and optimize the economics of our production based on the cost of power and market conditions for SWU and uranium.

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

Revenue from U.S. Government Contracts

We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including a contract for surveillance, maintenance and deactivation (“cold shutdown”) work at the Portsmouth GDP to prepare it for decontamination and decommissioning work in future years. Revenue from cold shutdown work comprised 70% of revenue for the U.S. government contracts segment in the six months ended June 30, 2010. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations. The term of the contract for Portsmouth GDP cold shutdown work is through September 30, 2010. In July 2010, DOE issued a notice that it intends to extend the cold shutdown contract through December 31, 2010 with an option to extend it to March 31, 2011. DOE is working through the process of extending the cold shutdown contract and the extension is subject to DOE funding and Congressional appropriations. Separately, we are seeking the opportunity to be a subcontractor for subsequent work at Portsmouth as the decontamination and decommissioning project proceeds over the next several years.

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

From January 2006 through December 2009, DOE had only approved provisional billing rates based on 2006 budgetary estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE Incurred Cost Submissions for Portsmouth and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008 and 2009. Based on the results of our Incurred Cost Submissions for those years, we believe that additional amounts can be billed and revenue of approximately $1.2 million may be recognizable. There is also the potential for additional revenue to be recognized related to our valuation allowances pending the outcome of DCAA audits and DOE reviews.  However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes may arise from time to time. Issues unique to USEC can arise as a result of our history of being privatized from the U.S. government and our lease and other contracts with DOE. We bill certain pension and postretirement benefit costs to DOE pursuant to an advance agreement with DOE that addresses issues unique to USEC’s privatization. In response to an issue raised by DOE's Contracting Officer, during the second quarter, we and DOE agreed to certain adjustments to the actuarial calculations of the pension cost we previously claimed, which had the effect of reducing the potential unrecognized revenue related to our Incurred Cost Submissions described above from the previously reported $8.8 million to $1.2 million.

DOE is funding certain additional work under the Portsmouth GDP cold shutdown contract through an arrangement whereby DOE transfers to us uranium which we immediately sell. USEC’s receipt of the uranium is not considered a purchase by us and no revenue or cost of sales is recorded upon its sale. This is because we have no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The amount of work to be provided, and therefore the total value of the contract modification, will be dependent on the net value of the uranium realized by USEC upon each sale. Net value of the uranium equals the cash proceeds from sales less USEC’s selling and handling costs. The net value from the uranium sale is recorded as deferred revenue. Revenue is recognized in our U.S. government contracts segment as cold shutdown services are provided.

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

We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA that expires May 31, 2012. Under the terms of our contract with TVA, beginning September 1, 2010, we will buy 1,650 megawatts instead of the 2,000 megawatts we have been purchasing in non-summer months since 2007. The reduction in power purchased should not negatively affect plant efficiency. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has been negative for USEC, imposing an average increase over base contract prices of about 7% in the six months ended June 30, 2010, compared to annual amounts of 6% in 2009, 15% in 2008 and 8% in 2007. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which are substantially influenced by coal and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the extent of the impact is uncertain given volatile energy prices and electricity demand.

We store depleted uranium generated from our operations at the Paducah and Portsmouth GDPs and accrue estimated costs for its future disposition. Under federal law, we have the option to send our depleted uranium to DOE for disposition, but are continuing to explore a number of competitive alternatives. DOE has constructed new facilities at the Paducah and Portsmouth GDPs to process large quantities of depleted uranium owned by DOE. Operations have commenced at the Portsmouth facility in a test environment. If we were to dispose of our depleted uranium with DOE, we would be required to reimburse DOE for the related costs of disposing of our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that we generate and estimated processing, transportation and disposal costs. Our estimate of the unit disposal cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance. Our estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability, as well as financial assurance we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.

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

Expenditures related to American Centrifuge technology for the six months ended June 30, 2010 and 2009, as well as cumulative expenditures as of June 30, 2010, follow (in millions):

	Six Months Ended June 30,		Cumulative as of June 30,
	2010	2009	2010
Amount expensed (A)	$50.7	$61.9	$710.3
Amount capitalized (B)	63.6	228.0	1,111.9
Total ACP expenditures, including accruals (C)	$114.3	$289.9	$1,822.2

(A) Expense included as part of Advanced Technology Costs.
(B)  Amounts capitalized as part of property, plant and equipment total $1,078.4 million as of June 30, 2010, including capitalized interest of $60.8 million. Prepayments to suppliers for services not yet performed totaled $33.5 million as of June 30, 2010.

(C)  Total ACP expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes $11.9 million of accruals at June 30, 2010.

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

As previously discussed under “– Overview – American Centrifuge Plant Update,” DOE and USEC announced in August 2009 an agreement to delay a final review of USEC’s loan guarantee application. Since that time, USEC significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project and has worked to address the technical and financial concerns raised by DOE. USEC submitted an update to its application in July 2010. In parallel, we continue our centrifuge testing program and our development efforts. Based on a probability-weighted analysis, we believe that future cash flows from the ACP will exceed our capital investment. Since we believe our capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. We will continue to evaluate this assessment as conditions change.

For a discussion regarding financing for the American Centrifuge project, see “Management’s Discussion and Analysis – Liquidity and Capital Resources.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Item 1A, “Risk Factors” of this report and our 2009 Annual Report on Form 10-K.

Advanced Technology Costs – MAGNASTOR™

Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR dual-purpose dry storage system for spent fuel. In February 2009, MAGNASTOR was added to the NRC’s list of dry storage casks approved for use under a general license. MAGNASTOR has the largest storage and thermal capacity of any cask system approved to date. NAC continues to seek license amendments for the expanded use of the technology and expects to submit a license application for the MAGNASTOR transportation cask system, MAGNATRAN, later this year.

Results of Operations – Three and Six Months Ended June 30, 2010 and 2009

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

The following table presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2010	2009	Change	%
LEU segment
Revenue:
SWU revenue	$331.0	$371.3	$(40.3)	(11)%
Uranium revenue	69.6	95.4	(25.8)	(27)%
Total	400.6	466.7	(66.1)	(14)%
Cost of sales	358.6	391.9	33.3	8%
Gross profit	$42.0	$74.8	$(32.8)	(44)%

U.S. government contracts segment
Revenue	$59.1	$47.6	$11.5	24%
Cost of sales	57.0	45.0	(12.0)	(27)%
Gross profit	$2.1	$2.6	$(0.5)	(19)%

Total
Revenue	$459.7	$514.3	$(54.6)	(11)%
Cost of sales	415.6	436.9	21.3	5%
Gross profit	$44.1	$77.4	$(33.3)	(43)%

	Six Months Ended June 30,
	2010	2009	Change	%
LEU segment
Revenue:
SWU revenue	$597.6	$799.2	$(201.6)	(25)%
Uranium revenue	85.2	124.0	(38.8)	(31)%
Total	682.8	923.2	(240.4)	(26)%
Cost of sales	625.8	806.8	181.0	22%
Gross profit	$57.0	$116.4	$(59.4)	(51)%

U.S. government contracts segment
Revenue	$121.6	$96.7	$24.9	26%
Cost of sales	107.8	93.5	(14.3)	(15)%
Gross profit	$13.8	$3.2	$10.6	331%

Total
Revenue	$804.4	$1,019.9	$(215.5)	(21)%
Cost of sales	733.6	900.3	166.7	19%
Gross profit	$70.8	$119.6	$(48.8)	(41)%

Revenue

The volume of SWU sales declined 11% in the three months and 28% in the six months ended June 30, 2010, compared to the corresponding periods in 2009, reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU was flat in the three-month period and increased 3% in the six months ended June 30, 2010 compared to the corresponding period in 2009, reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.

 The volume of uranium sold declined 5% in the three months and 13% in the six months ended June 30, 2010 compared to the corresponding periods in 2009. The average price declined 23% in the three-month period and 21% in the six-month period. Sales volumes reflect the timing of customer orders and average prices reflect the particular price mix of contracts under which uranium was sold.

Revenue from the U.S. government contracts segment increased $11.5 million in the three months and $24.9 million in the six months ended June 30, 2010, compared to the corresponding periods in 2009, primarily due to additional cold shutdown services performed at the Portsmouth GDP and fee recognition in the first quarter of 2010 on certain contracts.

Cost of Sales

Cost of sales for the LEU segment declined $33.3 million in the three months and $181.0 million in the six months ended June 30, 2010, compared to the corresponding periods in 2009, primarily due to lower SWU sales volumes.

Cost of sales per SWU was 1% lower in the three months ended June 30, 2010 compared to the corresponding period in 2009. Cost of sales per SWU was 4% higher in the six months ended June 30, 2010 compared to the corresponding period in 2009. Cost of sales and other long-term liabilities were reduced by $7.8 million in the second quarter of 2010 due to a change in estimate of our share of future demolition and severance costs for a power plant that was built to supply power to the Paducah GDP.  DOE is obligated to pay the owner/operator of the plant a portion of such costs (net of salvage credits including the value of land) and we are obligated under our lease agreement with DOE to fund such payments except for portions attributable to power consumed by DOE. In addition, there was a charge to cost of sales of $11.4 million in the corresponding period in 2009 for an increase in the estimated unit disposal cost of depleted uranium. Excluding the effects of these changes in estimates, cost of sales per SWU was 5% higher in the three months and 7% higher in the six months ended June 30, 2010 compared to the corresponding periods in 2009.

Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. An increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods. Cost of sales per SWU in 2010 is negatively impacted by a greater allocation of production costs to SWU inventory in recent quarters due to declines in uranium values. Production costs are allocated to uranium from underfeeding based on its net realizable value, and the remainder is allocated to SWU inventory costs.

In the three months ended June 30, 2010, production costs and volume were about the same as in the corresponding period in 2009. In the six months ended June 30, 2010, production costs increased $17.5 million (or 4%) and production volume increased 5% compared to the corresponding period in 2009. The cost of electric power increased by $20.8 million (or 7%) in the six-month period due to a 4% increase in the average cost per megawatt hour and a 3% increase in megawatt hours purchased. Enrichment capacity and related power purchases were temporarily reduced in the first quarter of 2009 due to an ice storm.

We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract declined $119.0 million in the six months ended June 30, 2010 compared to the corresponding period in 2009, reflecting decreased volume due to the timing of deliveries partially offset by an 8% increase in the market-based unit purchase cost.

Cost of sales for the U.S. government contracts segment increased $12.0 million in the three months and $14.3 million in the six months ended June 30, 2010, compared to the corresponding periods in 2009, primarily due to additional cold shutdown services performed at the Portsmouth GDP.

Gross Profit

Gross profit declined $33.3 million in the three months ended June 30, 2010 compared to the corresponding period in 2009. Our gross profit margin was 9.6% in the three months ended June 30, 2010, compared to 15.0% in the corresponding period in 2009. Gross profit for the LEU segment declined $32.8 million in the three-month period due to lower gross profits for uranium sales on a per unit basis primarily as a result of the decline in the average selling price of uranium and lower volumes sold for both SWU and uranium.

Gross profit for the U.S. government contracts segment declined $0.5 million in the three months ended June 30, 2010, compared to the corresponding period in 2009.

Gross profit declined $48.8 million in the six months ended June 30, 2010 compared to the corresponding period in 2009. Our gross profit margin was 8.8% in the six months ended June 30, 2010, compared to 11.7% in the corresponding period in 2009. Gross profit for the LEU segment declined $59.4 million in the six-month period due to lower gross profits on a per unit basis primarily as a result of increases in the average cost of sales and lower volumes sold.

Gross profit for the U.S. government contracts segment increased $10.6 million in the six months ended June 30, 2010, compared to the corresponding period in 2009, reflecting fee recognition in the first quarter of 2010 on certain contracts and slightly higher contract service work performed at the Portsmouth and Paducah GDPs.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2010	2009	Change	%
Gross profit	$44.1	$77.4	$(33.3)	(43)%
Advanced technology costs	26.0	30.7	4.7	15%
Selling, general and administrative	14.3	16.6	2.3	14%
Other (income)	(10.3)	-	10.3	-
Operating income	14.1	30.1	(16.0)	(53)%
Interest expense	0.1	0.3	0.2	67%
Interest (income)	(0.1)	(0.4)	(0.3)	(75)%
Income before income taxes	14.1	30.2	(16.1)	(53)%
Provision for income taxes	6.9	12.9	6.0	47%
Net income	$7.2	$17.3	$(10.1)	(58)%

	Six Months Ended June 30,
	2010	2009	Change	%
Gross profit	$70.8	$119.6	$(48.8)	(41)%
Advanced technology costs	51.7	62.1	10.4	17%
Selling, general and administrative	29.4	31.1	1.7	5%
Other (income)	(20.0)	-	20.0	-
Operating income	9.7	26.4	(16.7)	(63)%
Interest expense	0.1	0.8	0.7	88%
Interest (income)	(0.2)	(1.0)	(0.8)	(80)%
Income before income taxes	9.8	26.6	(16.8)	(63)%
Provision for income taxes	12.3	11.4	(0.9)	(8)%
Net income (loss)	$(2.5)	$15.2	$(17.7)	(116)%

Advanced Technology Costs

Advanced technology costs declined $4.7 million in the three months and $10.4 million in the six months ended June 30, 2010, compared to the corresponding period in 2009, reflecting the demobilization of the American Centrifuge project in the latter half of 2009.

Advanced technology costs include expenses by NAC to develop its MAGNASTOR storage and transportation technology of $1.0 million in the six months ended June 30, 2010 and $0.2 million in the corresponding period of 2009.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses declined $2.3 million in the three months and $1.7 million in the six months ended June 30, 2010 compared to the corresponding periods in 2009. Consulting expenses declined $2.5 million and $3.0 million in the three- and six-month periods, respectively. Stock-based compensation increased $0.4 million in the six-month period compared to the corresponding period in 2009.

Other (Income)

We reached a cooperative agreement with DOE in March 2010 to provide for pro-rata cost sharing support for continued funding of American Centrifuge activities with a total estimated cost of $90 million. DOE has made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which released encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. In July 2010, surety bonds and related deposits were reduced, and USEC received the $45 million in cash. In the six months ended June 30, 2010, USEC made qualifying American Centrifuge expenditures of $40.0 million. DOE’s contribution on a 50% pro rata basis, or $20.0 million, is recognized as other income in the six months ended June 30, 2010, including $10.3 million in the three months ended June 30, 2010.

Interest Expense and Interest Income

Interest expense declined $0.2 million in the three months and $0.7 million in the six months ended June 30, 2010, compared to the corresponding periods in 2009.  Interest capitalized for American Centrifuge increased from $11.4 million in the six months ended June 30, 2009 to $12.9 million in the six months ended June 30, 2010, or an increase of $1.5 million in interest that was not expensed as a period cost.

Interest income declined $0.3 million in the three months and $0.8 million in the six months ended June 30, 2010, compared to the corresponding periods in 2009, reflecting lower interest rates and average cash balances.

Provision for Income Taxes

The income tax provision was $6.9 million in the three months and $12.3 million in the six months ended June 30, 2010. The provision for the six-month period included a one-time charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Act”) signed into law at the end of March, 2010. The charge was due to a reduction in the Company’s deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods. The provision for the six-month period also included a $0.3 million benefit for the reversal of previously accrued amounts associated with liabilities for unrecognized benefits.

Excluding the impact of the Act and the reversal of previously accrued amounts associated with liabilities for unrecognized benefits, the overall effective tax rate for 2010 is expected to be slightly over 60%.  The overall effective tax rate for 2009 was 38%. The increase in the overall effective tax rate is primarily due to a decrease in the federal research credit that expired after 2009 and a decrease in expected 2010 income before income taxes compared to 2009. Although we are uncertain if or when the federal research credit will be extended, if it is extended in 2010, we would expect to record an income tax benefit for the federal research credit in an amount in excess of $2 million which would be expected to more closely align the 2010 and 2009 overall effective tax rates. Furthermore, the impact of state income taxes on the effective rate increased from 4% to 17% even though the amount of state tax expense is less than the prior year and the rate differential is due to a larger decrease in the overall provision for income taxes as compared to state income taxes from the prior year.

Net Income

Net income declined $10.1 million (or $0.10 per share–basic and $0.07 per share–diluted) in the three months ended June 30, 2010, compared with the corresponding period in 2009, reflecting the after-tax effects of lower unit profits on uranium sales and lower volumes of SWU and uranium sold, partially offset by other income resulting from DOE’s contribution for continued ACP activities, and reduced advanced technology expenses.

Net income declined $17.7 million (or $0.16 per share–basic and $0.12 per share–diluted) in the six months ended June 30, 2010, compared with the corresponding period in 2009, reflecting the after-tax effects of lower unit profits and volumes sold in the LEU segment and the tax provision charge of $6.5 million in the first quarter of 2010 related to the effect of changes in tax laws on our deferred tax assets, partially offset by the after-tax effects of an increase in gross profits in the government contracts segment, other income resulting from DOE’s contribution for continued ACP activities, and reduced advanced technology expenses.

2010 Outlook Update

Based on the financial results of the first six months, our view of the anticipated spending pattern for the American Centrifuge project, and our outlook for results for the remainder of the year, we are providing the following earnings and cash flow guidance for 2010.

We expect revenue for 2010 of approximately $2 billion, with revenue from SWU sales expected to be roughly $1.5 billion. This assumes a 10% reduction in SWU sales volume compared to 2009, which is an improvement over our initial guidance, and a 2% increase in the average price billed to customers compared to 2009. Revenue from the sale of uranium is expected to be in a range of $225 to $250 million dollars. Uranium revenue can be volatile due to deferral of revenue recognition until the uranium sold and delivered is used as the uranium component of low enriched uranium. We continue to expect revenue from the U.S. government contracts segment at just under $300 million.

Electric power continues to be the major driver in our cost of sales. Electricity is expected to be about 70% of the cost of SWU production for 2010. We will buy less power in the second half of 2010 as our power agreement with the Tennessee Valley Authority reduces our purchases from 2000 megawatts to 1650 megawatts of electricity in the non-summer months, beginning September 1, 2010. In addition, market-based power purchased during the summer of 2010 was less expensive than forecast and the fuel cost adjustment thus far in 2010 in the TVA contract has also been lower than in our previous forecast. We produce approximately half of our SWU supply and purchase half from Russia under the Megatons to Megawatts program. We continue to expect that purchases from Russia will cost 8% more in 2010 compared to the previous year.

We use the monthly moving average inventory cost methodology and our cost of sales continues to reflect higher production and purchase costs rolling through our inventory. These costs have risen at a higher rate than our average price billed to customers, which has caused our gross profit margin to decline over the past three years. We currently anticipate our gross profit margin for 2010 will be in a range of 6% to 7%, which is an improvement over our initial guidance that is a result of slightly lower power costs.

Spending on the American Centrifuge project that is expensed is expected to be approximately $110 million for the full year. A cost-sharing arrangement reached with the Department of Energy to offset a portion of our American Centrifuge demonstration and development activities is expected to provide $45 million under “other income.” Also below the gross profit line, we expect spending on selling, general and administrative to be approximately $60 million, in line with our previous guidance. In addition, our results will be affected by a one-time charge of $6.5 million taken in the first quarter of 2010 related to a change in tax treatment of Medicare Part D reimbursements as a result of health care legislation signed in March 2010.

We expect net income for the full year 2010 to be approximately breakeven, after the impact of expenses related to the American Centrifuge project.

We expect to build inventory in the second half of 2010 for future sales, which will have a negative effect on cash flow from operations. We anticipate cash flow from operations to swing from a positive in the first half of 2010 to cash used in operations in the full year of approximately $100 million. We also expect capital expenditures related to the American Centrifuge Plant to total approximately $100 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect our results are:

•	Changes to the electric power fuel cost adjustment from our current projection;

•	The timing of recognition of previously deferred revenue, particularly related to the sale of uranium;

•	Ability to expand the existing credit facility or otherwise raise capital for investment in the ACP;

•	Changes to planned spending on the ACP;

•	Movement and timing of customer orders;

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers;

•	Economics of underfeeding the production process at the Paducah GDP to make additional uranium sales; and

•	Actions taken by governmental bodies or agencies.

Liquidity and Capital Resources

Key factors that can affect liquidity requirements for our existing operations include the timing and amount of customer sales and power purchases.

We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. The source of SWU supply and the duration of contracts is evolving, however, to reflect our expected transition from GDP operations and the expiration of the Megatons to Megawatts program to a SWU supply dominated by American Centrifuge operations. As we work through the transition to ACP, sales sourced from ACP output which currently make up approximately one-third of our backlog are expected to make up a greater percentage of our sales backlog. Contracts for output from the ACP are longer in duration than our contracts for sales from current operations. Since 2006, we have included in our SWU contracts pricing indices that are intended to correlate with our sources for enrichment supply. Although sales prices under many of our SWU contracts are adjusted in part based on changes in market prices for SWU and electric power, the impact of market volatility in these indices is generally mitigated through the use of market price averages over time. Additionally, changes in the power price component of sales prices are intended to mitigate the effects of changes in our power costs.

Customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. In addition, in order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels, we work periodically with customers regarding the timing of their orders, including advancement. As our customers have purchased more of their SWU supply under long-term contracts due to the transition to centrifuge-based supply and the uncertainty of supply during this transition, USEC has advanced orders rather than sell material into a spot market that has little near-term uncommitted demand. Most of these orders have been advanced within a calendar year. However, some orders have advanced from 2011 into 2010. Based on our outlook for demand, we expect to continue to work with customers to advance orders. The advancement of orders will have the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. However, this could have the effect of reducing backlog and revenues in future years if we do not replace these orders with additional sales. Looking a few years out, we expect an increase in uncommitted demand that could provide the opportunity to make additional near-term sales in those years to supplement our backlog and thus decrease the need to advance orders in the future. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable.

We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of future fuel cost adjustments, which are substantially influenced by coal and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost for power to remain above the base energy prices, but the impact is uncertain given volatile energy prices and electricity demand. A change of one percentage point in the average annual fuel cost adjustment would change our annual costs for electric power by an estimated $4 to $5.5 million.

We expect our cash, internally generated cash from our LEU and government services operations, and available borrowings under our revolving credit facility will provide sufficient cash to meet our cash needs for at least 12 months. Additional funds may be necessary sooner than we currently anticipate if we are not successful in our efforts to reduce spending and conserve cash or in the event of unanticipated payments to suppliers, increases in financial assurance, any shortfall in our estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses. However, we could further reduce our anticipated spending on the American Centrifuge project to an asset maintenance level, providing additional flexibility to address unanticipated cash requirements. As discussed below under "–Capital Structure and Financial Resources," our new credit facility can be expanded up to an aggregate of $350 million, subject to our obtaining additional commitments. Absent an increase in commitments or us raising additional capital in the near-term, our ability to spend on the American Centrifuge project is constrained by the restrictions in the credit facility to up to $115 million over the term of the facility. The $45 million made available by DOE pursuant to a cooperative agreement entered into with DOE in March 2010 for continued American Centrifuge activities is not restricted by the credit facility.

We need significant additional financing to complete construction of the American Centrifuge Plant and we have reduced the scope of project activities that were underway in 2009 until we have that financing.

On May 25, 2010, we announced that nuclear industry leaders Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company, an affiliate of The Babcock & Wilcox Company (“B&W”), have signed a definitive agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W will each invest $100 million in USEC over three phases, each of which is subject to specific closing conditions.  Closing for the first phase of $75 million is expected in the third quarter of 2010. Conditions for the first phase include obtaining necessary regulatory approvals and concluding agreements related to a joint venture between USEC and B&W announced last year to manufacture USEC’s commercial AC100 centrifuge machines for the American Centrifuge Plant. For their investment, the companies would receive convertible preferred stock as well as warrants to purchase shares of common stock, which would be exercisable in the future. We intend to use the funds for general corporate purposes and for investment in the American Centrifuge Plant. The initial phase investment would help USEC continue deployment of the American Centrifuge Plant during 2010.

We do not believe public market financing for a large capital project deploying innovative technology such as American Centrifuge is available given current financial market conditions. We believe a loan guarantee under the DOE Loan Guarantee Program is critical to raising the capital needed to complete the American Centrifuge Plant. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005, and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE subsequently reallocated an additional $2 billion in loan guarantee authority to the front-end nuclear facilities loan guarantee solicitation. In July 2008, we applied to the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the American Centrifuge Plant. Areva, a company more than 90% owned by the French government, also applied for $2 billion of U.S. government guaranteed financing under this program for a proposed plant in the United States. DOE announced in May 2010 that it has provided Areva with a conditional commitment for a loan guarantee from the reallocated funding authority. DOE has said that $2 billion in funding for projects in the front end of the nuclear fuel cycle remains available but we have no assurance that a DOE Loan Guarantee will be made available to us.

In addition, to complete the project, we will require additional capital beyond the $2 billion DOE loan guarantee, proceeds from the announced investment from Toshiba and B&W, and internally generated cash flow, and in order to obtain a DOE loan guarantee, we will need to demonstrate the availability of that funding. We have initiated discussions with Japanese export credit agencies regarding financing a portion of the cost of building the plant. However, we have no assurance that they will be willing to provide the financing needed and on what terms.

Over the past several months, we have been working with our suppliers to update the scope, cost and schedule to build the ACP. Based on our work with suppliers to date, we estimate the cost to complete the American Centrifuge project from the point of closing on financing on a DOE loan guarantee will be approximately $2.8 billion. This estimate includes AC100 machine manufacturing and assembly, EPC and related balance-of-plant work, start-up and initial operations, and project management. We believe we have reduced significant risk in the American Centrifuge project since our initial baseline project budget in 2008 and our new cost estimate is based on a significantly more mature project scope.

The $2.8 billion estimate is a go-forward cost estimate and does not include spending from now until financial closing of a DOE loan guarantee, our $1.8 billion investment through June 30, 2010, overall project contingency, financing costs or financial assurance. Until potential financial closing of a DOE loan guarantee, we expect to continue to invest at a rate consistent with our anticipated spending indicated in our outlook for the remainder of 2010, while taking into account our anticipated cash from operations and other available liquidity. We are currently evaluating the appropriate level for overall project contingency taking into account the level of risk given the maturity of the project.  We are also evaluating the financing costs and financial assurance required for the project, which will be affected by, among other things, the overall financing plan for the project, the amount of the credit subsidy cost for any DOE loan guarantee, and the amount and sources of the additional financing we need to complete the project. We continue to work with suppliers to refine our estimates and seek reductions in the project cost.

We expect to fund continued spending through the closing on a DOE loan guarantee through the proceeds from the first two phases of the announced investment from Toshiba and B&W and through our cash from existing operations, including the $45 million of cost sharing provided by DOE under the cooperative agreement entered into in March 2010.

We are seeking to fund the additional $2.8 billion of costs to complete the American Centrifuge project and additional amounts that are needed to cover overall project contingency, financing costs and financial assurance through a combination of the $2 billion of DOE loan guarantee funding for which we have applied, the proceeds from the third phase of the investment from Toshiba and B&W of $75 million, additional funding from Japanese export credit agencies and/or other third parties, cash on hand and prospective cash from existing USEC operations, and prospective reinvested project cash. Many of these sources of capital are inter-related. For example, the third phase of investment from Toshiba and B&W is contingent upon the closing of a DOE loan guarantee and in order to close on a DOE loan guarantee we will need to demonstrate that all sources of capital needed to complete the project are available. We have no assurance that we will be successful in raising this capital.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2010	2009
Net Cash Provided by (Used in) Operating Activities	$173.2	$221.7
Net Cash (Used in) Investing Activities	(84.9)	(296.0)
Net Cash (Used in) Financing Activities	(12.1)	(96.5)
Net Increase (Decrease) in Cash and Cash Equivalents	$76.2	$(170.8)

Operating Activities

Payables under the Russian Contract increased $53.8 million in the six months ended June 30, 2010, due to the timing of deliveries, representing additions to inventory that did not require a cash outlay. Overall, inventories declined $44.3 million in the current period, representing a monetization of inventory built up in the prior year. In addition, the decrease in accounts receivable provided cash of $70.3 million.

Investing Activities

Capital expenditures were $87.9 million in the six months ended June 30, 2010, compared with $257.8 million in the corresponding period in 2009. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. Based on our agreement regarding a financial assurance surety bond, cash collateral deposits of $3.0 million were returned following the signing of our new revolving credit facility.

Financing Activities

Borrowings and repayments under the revolving credit facility totaled $38.2 million in the six months ended June 30, 2010. We plan to borrow on the revolving credit facility from time to time based on the timing of our working capital needs.

There were 115.1 million shares of common stock outstanding at June 30, 2010, compared with 113.4 million at December 31, 2009, an increase of 1.7 million shares (or 1.5%).

Working Capital
	June 30,	December 31,
	2010	2009
	(millions)
Cash and cash equivalents	$207.5	$131.3
Accounts receivable, net	121.1	191.4
Inventories, net	787.5	831.8
Other current assets and liabilities, net	(308.2)	(267.5)
Working capital	$807.9	$887.0

Capital Structure and Financial Resources

At June 30, 2010, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. Financing costs of $14.3 million related to the convertible notes were deferred and are being amortized over the life of the debt. Unamortized financing costs were $9.1 million at June 30, 2010. Our debt to total capitalization ratio was 31% at June 30, 2010 and December 31, 2009.

On February 26, 2010, we replaced our $400.0 million revolving credit facility, scheduled to mature on August 18, 2010, with a new 27-month credit facility that matures May 31, 2012. The new syndicated bank credit facility initially provided up to $225.0 million in revolving credit commitments, including up to $100.0 million in letters of credit, secured by assets of USEC Inc. and our subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. In July 2010, the revolving credit commitments were expanded to $250.0 million, including up to $125.0 million in letters of credit. Financing costs totaling $7.9 million to obtain the credit facility were deferred and are being amortized over the life of the facility. Unamortized financing costs were $6.7 million at June 30, 2010. The remaining balance of unamortized financing costs for the former credit facility of $0.5 million was expensed in the first quarter of 2010.

Utilization of our current revolving credit facility at June 30, 2010 and our former revolving credit facility at December 31, 2009 follows:

	June 30,	December 31,
	2010	2009
	(millions)
Short-term borrowings	$ -	$ -
Letters of credit	37.9	45.4
Available credit	187.1	295.5

Borrowings under the credit facilities are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit. The revolving credit facilities contain various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings. As of June 30, 2010 and December 31, 2009, we had met all of the reserve provision requirements by a large margin. As of June 30, 2010 and December 31, 2009, we were in compliance with all of the various customary operating and financial covenants included in each credit facility.

The new credit facility contains an accordion feature that allows us to expand the size of the facility up to an aggregate of $350.0 million in revolving credit commitments, subject to our obtaining additional commitments. In the event of such an increase in commitments, our letter of credit sublimit will also increase dollar for dollar up to a maximum of $150.0 million. To date we have secured an additional $25 million in lender commitments; however, we may not be successful in our efforts to secure additional lender commitments. The credit facility is available to finance working capital needs and general corporate purposes.

Under the terms of the new credit facility, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when Availability falls below certain thresholds, the credit facility permits us to spend up to $115 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). However, for every additional dollar of aggregate lender commitments that we obtain under the accordion feature described above, the ACP Spending Basket is increased by one dollar up to a maximum of $165.0 million. The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project. Under this provision, the $45 million made available by DOE pursuant to a cooperative agreement entered into with DOE in March 2010 for continued American Centrifuge activities is not restricted by the credit facility or counted towards the ACP Spending Basket. In addition to the ACP Spending Basket, the new credit facility also permits the investment in the American Centrifuge project of net proceeds from additional capital raised by us (such as the announced investment from Toshiba and B&W), subject to certain provisions and certain limitations when Availability falls below certain thresholds. If we are unable to expand the size of the credit facility (and the ACP Spending Basket) through the accordion feature described above or to raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket would necessitate further reductions in spending on the American Centrifuge project. The investment from Toshiba and B&W would not be restricted or counted towards the ACP Spending Basket.

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

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, and the surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2009 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at June 30, 2010 or December 31, 2009.

New Accounting Standards Not Yet Implemented

We have reviewed recently issued accounting standards that are not yet effective and have determined that none would have a material impact to USEC’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2010, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

USEC has not entered into financial instruments for trading purposes. At June 30, 2010, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $575.0 million. The fair value of the convertible notes, based on the trading price as of June 30, 2010, was $432.0 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to information regarding (a) the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contracts with the U.S. Department of Energy for the supply of cold standby and other services at the Portsmouth GDP and (b) settlement of a contractor’s claim, reported in note 11 to the consolidated condensed financial statements.

USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 1A.  Risk Factors

Investors should carefully consider the updated risk factors below and the other risk factors in Item 1A of our 2009 Annual Report on Form 10-K, in addition to the other information in this Quarterly Report on Form 10-Q.

We may not be successful in our efforts to address the concerns raised by DOE regarding our loan guarantee application and to obtain a loan guarantee from DOE, which would have a significant impact on the American Centrifuge project and our prospects.

We must raise capital to remobilize and to complete the ACP. We believe a loan guarantee under  the DOE Loan Guarantee Program is critical to raising capital needed to complete the American Centrifuge project. We believe that without a clear path forward to obtaining a DOE loan guarantee our prospects for raising capital for the ACP from other third parties are significantly diminished.  Therefore, we believe that a loan guarantee is critical to the future of the American Centrifuge project and our prospects. However, we cannot give any assurance that we will be selected or that we will receive a DOE loan guarantee at all, in the amount or the timeframe we seek or on terms that we find acceptable.

The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. We applied for $2 billion in funding in July 2008. On August 4, 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application for the ACP. DOE raised several concerns with respect to our loan guarantee application, both financial and technical, that we will be required to address to DOE's satisfaction in order to obtain a loan guarantee. We have been working to address these issues. Our efforts to address DOE’s concerns focused on:

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

If we are not successful in these efforts or in any other efforts we take to address concerns raised by DOE, or if DOE determines that we have not appropriately addressed their concerns, our ability to obtain a loan guarantee could be jeopardized. Even if we are successful in these efforts, there can be no assurance that we will receive a DOE loan guarantee at all, in the amount or timeframe we seek or on terms that we find acceptable. In addition, if any new issues or concerns arise with respect to the ACP technology or financing, the likelihood of selection for a DOE loan guarantee could be adversely affected.

The DOE Loan Guarantee Program is a competitive process. We have requested a loan guarantee for $2 billion, which was the entire amount allocated in the solicitation for front-end nuclear facilities. DOE subsequently reallocated an additional $2 billion in loan guarantee authority to the front-end nuclear facilities loan guarantee solicitation. Areva, a company that is more than 90% owned by the French government, also applied for $2 billion of U.S. government guaranteed financing under this program for a proposed plant in the United States. DOE announced in May 2010 that it has provided Areva with a conditional commitment for a loan guarantee from the reallocated funding authority. DOE has said that $2 billion in funding for projects in the front end of the nuclear fuel cycle remains available but we have no assurance that a DOE Loan Guarantee will be made available to us.

We have significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project because of a lack of progress in obtaining a loan guarantee and uncertainty of funding. If we determine that we do not see a path forward to the receipt of loan guarantee funding or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee, or for other reasons, including as needed to preserve our liquidity, we may reduce spending and staffing on the project even further or might be forced to take other actions, including terminating the project. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

We also cannot give any assurances that we will be able to demonstrate to DOE that we can obtain the capital needed to complete the project. Additional capital beyond the $2 billion of DOE loan guarantee funding that we have applied for and our internally generated cash flow will be required to complete the project. The amount of additional capital that we will need will depend on a variety of factors, including our estimate of the total cost to complete the project, the input we receive from our suppliers as part of our ongoing negotiations, the length of the demobilization, and efficiencies and other cost savings that we are able to achieve. In order to obtain a DOE loan guarantee, we will have to demonstrate that this additional capital is available to complete the project.

We have entered into a securities purchase agreement with two investors, Toshiba Corporation and Babcock & Wilcox Investment Company, pursuant to which the investors will make a strategic investment in USEC of $200 million in three phases. If we fail to consummate the transactions contemplated by the securities purchase agreement, we may be unable to raise capital from alternative sources, our business and prospects may be substantially harmed.

On May 25, 2010, we entered into a securities purchase agreement with two potential investors, Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), pursuant to which the investors agreed to purchase, in three phases and for an aggregate amount of $200 million, shares of a newly created series of preferred stock and warrants to purchase shares of a newly created series of preferred stock or class of common stock (the “Transactions”).  The Transactions are subject to significant closing conditions, including the conditions listed in the risk factor below.  As a result, the Transactions may not be completed in a timely manner or at all.

If the Transactions are not completed on time or at all for any reason, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•	We have incurred and will incur significant costs and expenses relating to the Transactions, whether or not the Transactions are completed;

•
Matters relating to the Transactions require substantial commitments of time and resources by our management, whether or not the Transactions are completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us, including pursuing other strategic options or sources of capital;

•
The first closing of the Transactions is targeted for the third quarter of 2010, although such closing remains subject to several conditions.  The securities purchase agreement may be terminated by any party if the first closing does not occur by December 31, 2010.  If the first closing is not consummated in the near term, our ability to continue to spend on the American Centrifuge project will be limited and our anticipated sources of near term liquidity could be affected;

•
Our loan guarantee application includes the $200 million investment as part of the sources of funds for the American Centrifuge project.  The strategic investment was also intended in part to address financial concerns of the DOE with respect to the ability of the American Centrifuge project to mitigate cost and other risk.  If the Transactions are not consummated or are delayed significantly, this would adversely affect our ability to obtain a loan guarantee (which is a condition to the third closing);

•
We need significant additional financing to complete construction of the American Centrifuge Plant beyond the DOE loan guarantee and the proceeds of the Transactions, and we will need to demonstrate the availability of that funding in order to obtain the DOE loan guarantee (which is a condition of the third closing).  We have initiated discussions with Japanese export credit agencies (ECAs) for additional financing.  Our ability to obtain Japanese ECA financing is highly dependent on the strategic investment by Toshiba. If the Transactions are not consummated or are delayed significantly and our ability to obtain Japanese ECA financing is adversely affected, this will subsequently adversely affect our ability to obtain a DOE loan guarantee, consummate the third closing and complete the American Centrifuge project;  and

•
If the Transactions are not consummated, we may be unable to raise capital from alternative sources on terms favorable to us, if at all.  If the Transactions are not consummated or are delayed significantly and we are unable to raise capital from alternative sources, our business and prospects (including the American Centrifuge project) may be substantially harmed and our stock price may decline.

We cannot provide any assurance that the Transactions will be completed, that there will not be a delay in the completion of the Transactions or that all or any of the anticipated benefits of the Transactions will be obtained. In the event the Transactions are materially delayed for any reason, our business and prospects may be substantially harmed.

Completion of the Transactions is subject to significant closing conditions, including governmental approvals and other conditions that may be difficult to obtain and are outside of our control.

      The completion of the Transactions is subject to significant closing conditions, many of which may be difficult to obtain and are outside our control. The Transactions are subject to the receipt of governmental approvals and determinations from the U.S. Nuclear Regulatory Commission (“NRC”), the U.S. Department of Energy (“DOE”) and other relevant authorities related to foreign ownership, control, or influence (“FOCI”) and other matters. As a result of the ownership interests that the investors will obtain in connection with the third closing, DOE and/or NRC may require that we agree to mitigation measures (such as entering into a negation plan with the agencies) to assure that the investment from Toshiba does not result in FOCI. Under the securities purchase agreement, the parties are obligated to reasonably cooperate in obtaining these approvals; however, any negation action plan proposed to be applied to any investor must be reasonably acceptable to that investor and must not materially restrict certain rights of the investor intended to be provided to such investor under the Transaction documents.  We cannot assure you that any negation action plans or other mitigation measures required by NRC or DOE will be reasonably acceptable.  While we have received confirmation from the NRC that NRC consent is not required for the first and second closings, we cannot assure you that the NRC and DOE will provide the approvals necessary for the third closing on a timely basis or at all, which could have the effect of preventing or delaying completion of the Transactions or imposing additional costs on us.

      The Transactions may also be subject to the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Under this statute, the parties are required to make notification filings and to await the expiration of the statutory waiting period prior to completing the Transactions.  If the federal antitrust authority challenges the Transactions, they could seek to enjoin the Transactions, impose conditions on the completion of the Transactions, or require changes to the terms of the Transactions. This could have the effect of preventing or delaying completion of the Transactions or imposing additional costs on us.

The Transactions are also subject to significant conditions tied to our progress in obtaining a DOE loan guarantee for the American Centrifuge project.  The obligations of the investors at the first closing of the Transactions is conditioned upon the availability of at least $2 billion in uncommitted funds under the DOE loan guarantee program for front-end nuclear fuel facilities.  While we currently believe $2 billion of uncommitted funds is available, we have no assurance that this amount will remain available.  The obligations of the investors at the second closing of the Transactions is conditioned upon USEC having entered into a loan guarantee conditional commitment in an amount not less than $2 billion for the American Centrifuge project with DOE.  The obligations of the investors at the third closing of the Transactions is conditioned upon USEC achieving closing on a DOE loan guarantee in an amount not less than $2 billion for the American Centrifuge project. Our ability to satisfy these conditions and to obtain a loan guarantee is subject to significant uncertainty as described in the risk factor “We may not be successful in our efforts to address the concerns raised by DOE regarding our loan guarantee application and to obtain a loan guarantee from DOE, which would have a significant impact on the American Centrifuge project and our prospects.”  In order to obtain a loan guarantee, we will have to demonstrate that any additional capital needed to complete the American Centrifuge project is available.

      In addition, as a condition to the investors’ obligations at the first closing, USEC and B&W (or their affiliates) must establish a joint venture and agree on a term sheet, including pricing, for the supply by the joint venture of centrifuges and related equipment for the American Centrifuge project.  The parties are currently in discussions regarding this joint venture, however we cannot assure you that the parties will reach an agreement on a timely basis or at all.

The obligations of the investors at the third closing are subject to the approval by our shareholders of (1) the amendment of our certificate of incorporation to create a new class of common stock and to increase our authorized shares of common stock and (2) the issuance of shares of common stock in the Transactions in excess of the threshold for requiring shareholder approval under the New York Stock Exchange listing requirements. We have no assurance that our shareholders will approve these matters. If we do not obtain shareholder approval, we could be required to redeem the investors’ shares for cash or separative work units (SWU), which could harm our financial condition.

     Each of the closings are also subject to other customary conditions to closing, including the execution and delivery of related transaction documents, compliance with covenants, the accuracy of representations and warranties in the securities purchase agreement (including the absence of any action or proceeding by DOE under the 2002 DOE-USEC Agreement), and that no material adverse effect shall have occurred with respect to USEC.

   There are outside dates tied to the satisfaction of these conditions of December 31, 2010 for the first closing; June 30, 2011 for the second closing; and December 31, 2011 (subject to a one year extension in certain circumstances) for the third closing. If these outside dates are not extended, a significant delay in satisfying conditions to closing could give a party a right to terminate the securities purchase agreement.  As discussed above, the failure to complete the Transactions could negatively impact our business and prospects.

Prior to the first closing of the Transactions, certain restrictions are placed on our business activities that may affect our ability to execute other business strategies.

Prior to the first closing, we are generally required to conduct our operations in the ordinary and usual course of business. In addition, without the consent of the investors, we may not take certain specified actions, including paying dividends, amending our certificate of incorporation, authorizing any capital stock or new employee benefit plans, merging with another company or incurring capital expenditures in excess of $175 million prior to December 31, 2010. These restrictions may affect our ability to execute other business strategies and may require us to forego other business opportunities.

If the Transactions are completed and Toshiba or B&W convert or sell their preferred shares or exercise their warrants, our stockholders may be diluted and our stock price may be negatively impacted.

If the Transactions are completed, Toshiba and B&W will hold shares of newly created preferred stock and warrants to purchase shares of a newly created series of preferred stock or class of common stock. Such shares are convertible into a newly created class of common stock at the market price at the time of conversion at the election of the holder at any time after the third closing. Any remaining shares of preferred stock outstanding on December 31, 2016 will be automatically converted into the new class of common stock (or a new class of preferred stock) at the market price. The conversion of preferred stock or exercise of warrants may result in substantial dilution to our existing stockholders. Additionally, any sales by the investors could adversely affect prevailing market prices of our common stock.  The potential for such dilution or adverse stock price impact may encourage short selling by market participants. Additional information about the Transactions and the conversion and other rights related to the preferred stock and warrants to be issued in the Transactions can be found in the Current Report on Form 8-K filed by us on May 25, 2010.

We may not realize the expected benefits of any strategic relationships with Toshiba or B&W.

In connection with the Transactions, we entered into a strategic relationship agreement with Toshiba and B&W that provides a process for us to explore potential business opportunities throughout the nuclear fuel cycle.  However, we may not be successful in realizing the expected benefits of these strategic relationships. The realization of these expected benefits are subject to a number of risks, including:

•	Success in potential efforts to sell our low enriched uranium in connection with Toshiba’s nuclear power plant proposals, including Toshiba’s success in nuclear reactor sales;

•	Success of efforts to identify potential growth opportunities in U.S. government services, spent nuclear fuel transportation and storage, manufacturing of spent fuel storage systems; and

•	Our success in achieving cost savings and other benefits through the manufacturing joint venture with B&W.

We may not achieve the perceived benefits of the strategic relationships as rapidly or to the extent anticipated which could have an adverse impact on the perceived benefits of the Transactions and our prospects.

Apart from a DOE loan guarantee and the announced strategic investment by Toshiba and B&W, deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.

We cannot assure you that we will be able to attract the capital we need to complete the American Centrifuge project in a timely manner or at all. Factors that could affect our ability to obtain financing or the cost of such financing include:

•	our ability to get loan guarantees or other support from the U.S. government,
•	our ability to meet the closing conditions of each of the three phases of the $200 million strategic transaction with Toshiba and B&W and to otherwise address the financial concerns identified by DOE,
•	the success of any discussions with Japanese export credit agencies regarding financing for the American Centrifuge project, including our dependency on Toshiba’s support for these discussions,
•	the success of our demonstration of the American Centrifuge technology and our ability to address the technical concerns and risks identified by DOE,
•	the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant (described below),
•	our ability to secure a sufficient number of long-term SWU purchase commitments from customers on satisfactory terms, including adequate prices,
•	the level of success of our current operations,
•	SWU prices,
•	USEC’s perceived competitive position and investor confidence in our industry and in us,
•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements,
•	additional downgrades in our credit rating,
•	market price and volatility of our common stock,
•	general economic and capital market conditions,
•	conditions in energy markets,
•	regulatory developments,
•	our reliance on LEU delivered to us under the Russian Contract and uncertainty regarding prices and deliveries under the Russian Contract, and
•	restrictive covenants in the agreements governing our revolving credit facility and in our outstanding notes and any future financing arrangements that limit our operating and financial flexibility.

We have demobilized the American Centrifuge project and increased costs and cost uncertainty could adversely affect our ability to finance and deploy the American Centrifuge Plant.

Based on our work with suppliers to date, we estimate the cost to complete the American Centrifuge project from the point of closing on financing on a DOE loan guarantee will be approximately $2.8 billion. This estimate includes AC100 machine manufacturing and assembly, EPC and related balance-of-plant work, start-up and initial operations, and project management. The $2.8 billion estimate is a go-forward cost estimate and does not include spending from now until financial closing of a DOE loan guarantee, our $1.8 billion investment through June 30, 2010, overall project contingency, financing costs or financial assurance. Until potential financial closing of a DOE loan guarantee, we expect to continue to invest at a rate consistent with our anticipated spending indicated in our outlook for the remainder of 2010, while taking into account our anticipated cash from operations and other available liquidity.

We are currently evaluating the appropriate level for the overall project contingency taking into account the level of risk given the maturity of the project.  The amount of overall project contingency is not included in our $2.8 billion go-forward cost estimate and could affect the amount of capital that we will need to raise to complete the project. Factors that can affect the level of contingency include, among other things: the risk of the project, including the structure of contracts with suppliers and expectation regarding the potential transition to fixed cost contracts; the overall cost of the project; and the maturity of the project.

We are also evaluating the financing costs and financial assurance required for the project, which  also is not included in our $2.8 billion go-forward cost estimate.  Factors that can affect the financing costs and financial assurance include, among other things: the overall financing plan for the project, the amount of the credit subsidy cost for any DOE loan guarantee, and the amount and sources of the additional financing we need to complete the project.

Increases in the cost of the ACP increase the amount of external capital we must raise and could threaten our ability to successfully finance and deploy the ACP. We are seeking to fund the costs to complete the American Centrifuge project, including additional amounts that are needed to cover overall project contingency, financing costs and financial assurance through a combination of the $2 billion of loan guarantee funding for which we have applied, the proceeds from the announced investment from Toshiba and B&W, additional funding from Japanese export credit agencies and/or other third parties, cash on hand and prospective cash from existing USEC operations, and prospective reinvested project cash. Many of these sources of capital are inter-related. For example, the third phase of the investment by Toshiba and B&W is contingent upon the closing of a DOE loan guarantee and in order to close on a DOE loan guarantee we will need to demonstrate that all sources of capital needed to complete the project are available. However, we have no assurance that we will be successful in raising this capital.

The amount of additional capital that we will need will depend on a variety of factors, including how we ultimately deploy the project, the input we receive from our suppliers as part of our ongoing negotiations, the length of the demobilization, and efficiencies and other cost-savings that we are able to achieve.

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

In a January 2010 amendment to the 2002 DOE-USEC Agreement, DOE and USEC agreed to discuss adjustment of the August 2010, November 2011 and May 2013 milestones as may be appropriate based on, among other things, progress in achieving the November 2010 Financing Milestone and the technical progress of the program.  However, we may not be able to reach an acceptable agreement regarding possible adjustments to these milestones and DOE may assert that a delaying event was within our control or due to our fault or negligence. As part of the January 2010 amendment, DOE and USEC acknowledged that no part of the 2002 DOE-USEC Agreement, including the milestones for the ACP, is dependent on the issuance by DOE of a loan guarantee to us. However, we have communicated to DOE that obtaining a timely commitment and funding for a loan guarantee from DOE is necessary in order for us to meet the remaining four milestones and complete the ACP.

Unless DOE takes prompt action with respect to our loan guarantee application, which is largely outside of our control, we may not be able to meet the Financing Milestone by November 2010.  Risks related to our ability to obtain a loan guarantee commitment are described in the risk factor “We may not be successful in our efforts to address the concerns raised by DOE regarding our loan guarantee application and to obtain a loan guarantee from DOE, which would have a significant impact on the American Centrifuge project and our prospects.” Risks related to our ability to raise capital are described in the risk factor “Apart from a DOE loan guarantee and the announced strategic investment by Toshiba and B&W, deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.”

Until we have met the Financing Milestone, DOE has full remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within our control or was due to our fault or negligence. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer certain of our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that we be removed as the sole U.S. Executive Agent under the Megatons to Megawatts program. Any of these actions could have a material adverse impact on our business and prospects. Uncertainty surrounding the milestones under the 2002 DOE-USEC Agreement or the initiation by DOE of any action or proceeding under the 2002 DOE-USEC Agreement could adversely affect our ability to obtain financing for the American Centrifuge project or to consummate the Transactions with Toshiba and B&W.

The reduced size of our new credit facility may limit our operating and financial flexibility and our ability to expand our revolving credit facility with commitments from additional financial institutions to increase the total capacity may be limited.

On February 26, 2010, we replaced our $400.0 million credit facility, scheduled to mature on August 18, 2010, with a new 27-month credit facility that matures May 31, 2012. The new syndicated bank credit facility initially provided up to $225.0 million in revolving credit commitments and contains an accordion feature that allows us to expand the size of the facility up to an aggregate of $350.0 million in revolving credit commitments, subject to our obtaining additional commitments. To date we have secured an additional $25 million in lender commitments that expanded the aggregate revolving credit commitments to $250.0 million. However, we may not be successful in our efforts to secure additional lender commitments or may have to agree to terms that further limit our operating and financial flexibility in order to obtain additional lender commitments.

Under the terms of the new credit facility, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when availability falls below certain thresholds, the credit facility permits us to spend up to $115 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). However, for every additional dollar of aggregate lender commitments that we obtain under the accordion feature described above, the ACP Spending Basket is increased by one dollar up to a maximum of $165 million. The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project. In addition to the ACP Spending Basket, the new credit facility also permits the investment in the American Centrifuge project of net proceeds from additional equity capital raised by us, subject to certain provisions and certain limitations when availability falls below certain thresholds. If we are unable to expand the size of the credit facility (and the ACP Spending Basket) through the accordion feature described above or to raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket would necessitate further reductions in spending on the American Centrifuge project. Our spending on the American Centrifuge project will need to take into account existing contractual obligations, including anticipated payments for materials to be delivered as well as project contract termination costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Second Quarter 2010 Issuer Purchases of Equity Securities
			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

April 1 – April 30	3,414	$6.11	-	-
May 1 – May 31	2,669	$4.40	-	-
June 1 – June 30	3,183	$5.60	-	-
Total	9,266	$5.44	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 9,266 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 4.  Submission of Matters to a Vote of Security Holders

Information required by this item is incorporated by reference from our Current Report on Form 8-K filed on April 30, 2010.

Item 6.  Exhibits

3.1	Amended and Restated Bylaws of USEC Inc., dated May 25, 2010, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 25, 2010 (Commission file number 1-14287).

4.1
First Amendment dated May 25, 2010, to Rights Agreement dated April 24, 2001, between USEC Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on May 25, 2010 (Commission file number 1-14287).

10.1
Securities Purchase Agreement, dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 25, 2010 (Commission file number 1-14287).

10.2	Summary Sheet for 2010 Non-Employee Director Compensation.

10.3
Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (Includes information previously omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.4	First Amendment, dated June 28, 2010, to the USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

August 4, 2010	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                       Description

3.1	Amended and Restated Bylaws of USEC Inc., dated May 25, 2010, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 25, 2010 (Commission file number 1-14287).

4.1
First Amendment dated May 25, 2010, to Rights Agreement dated April 24, 2001, between USEC Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on May 25, 2010 (Commission file number 1-14287).

10.1
Securities Purchase Agreement, dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 25, 2010 (Commission file number 1-14287).

10.2	Summary Sheet for 2010 Non-Employee Director Compensation.

10.3
Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (Includes information previously omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.4	First Amendment, dated June 28, 2010, to the USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document