Form 10-Q/A
period 2010-06-30
USEC INC
filed 2010-08-05
CIK 1065059

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of USEC Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 4, 2010 (the “Form 10-Q”), solely to furnish the Interactive Data Files as Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  No other changes have been made to the Company’s Form 10-Q.  The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.2	Summary Sheet for 2010 Non-Employee Director Compensation.*

10.3
Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (Includes information previously omitted and filed separately pursuant to confidential treatment under Rule 24b-2).*

10.4	First Amendment, dated June 28, 2010, to the USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

______________________

*	Previously filed with USEC Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

    **    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

August 5, 2010	By:	/s/ John C. Barpoulis
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