Form 10-Q
period 2010-09-30
USEC INC
filed 2010-11-03
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010
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

As of October 15, 2010, there were 114,441,455 shares of Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the deployment of the American Centrifuge technology, including risks related to performance, cost, schedule and financing; our success in obtaining a loan guarantee for the American Centrifuge Plant, including our ability to address the technical and financial concerns raised by the U.S. Department of Energy (“DOE”); our ability to reach agreement with DOE on acceptable terms of a conditional commitment, including credit subsidy cost, and our ability to meet any required conditions to funding; our ability to raise capital beyond the $2 billion of DOE loan guarantee funding for which we have applied; the impact of the demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project and the potential for termination of the project; our ability to meet the November 2010 milestone under the June 2002 DOE-USEC Agreement related to financing the American Centrifuge project and other remaining milestones under that agreement; restrictions in our revolving credit facility that may impact our operating and financial flexibility and spending on the American Centrifuge project; risks related to the completion of the remaining two phases of the three-phased strategic investment by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), including our ability to satisfy the significant closing conditions in the securities purchase agreement governing the transactions and the impact of a failure to consummate the transactions on our business and prospects; certain restrictions that may be placed on our business as a result of the transactions with Toshiba and B&W; our ability to achieve the benefits of any strategic relationships with Toshiba and B&W; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries under the Russian Contract and on a single production facility; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government including uncertainty regarding the impacts on our business of the transition of government services performed by us at the former Portsmouth gaseous diffusion plant to the new decontamination and decommissioning contractor; limitations on our ability to compete for potential contracts with the U.S. government; changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our annual report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$146.1	$131.3
Accounts receivable, net	228.0	191.4
Inventories	1,472.8	1,301.2
Deferred income taxes	43.4	48.6
Deferred costs associated with deferred revenue	184.5	244.4
Other current assets	61.1	52.7
Total Current Assets	2,135.9	1,969.6
Property, Plant and Equipment, net	1,195.3	1,115.1
Other Long-Term Assets
Deferred income taxes	240.6	270.3
Deposits for surety bonds	110.2	158.3
Deferred financing costs, net	10.5	12.0
Goodwill	6.8	6.8
Total Other Long-Term Assets	368.1	447.4
Total Assets	$3,699.3	$3,532.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$148.1	$153.4
Payables under Russian Contract	231.4	134.8
Inventories owed to customers and suppliers	587.1	469.4
Deferred revenue and advances from customers	237.6	325.0
Total Current Liabilities	1,204.2	1,082.6
Long-Term Debt	575.0	575.0
Series B-1 12.75% Convertible Preferred Stock	75.8	-
Other Long-Term Liabilities
Depleted uranium disposition	119.2	155.6
Postretirement health and life benefit obligations	173.8	168.9
Pension benefit liabilities	181.5	176.6
Other liabilities	84.2	97.8
Total Other Long-Term Liabilities	558.7	598.9
Commitments and Contingencies (Note 14)
Stockholders’ Equity	1,285.6	1,275.6
Total Liabilities and Stockholders’ Equity	$3,699.3	$3,532.1

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Separative work units	$404.2	$467.0	$1,001.8	$1,266.2
Uranium	79.3	26.2	164.5	150.2
U.S. government contracts and other	81.1	56.1	202.7	152.8
Total revenue	564.6	549.3	1,369.0	1,569.2
Cost of sales:
Separative work units and uranium	451.4	461.3	1,077.2	1,268.1
U.S. government contracts and other	75.2	48.8	183.0	142.3
Total cost of sales	526.6	510.1	1,260.2	1,410.4
Gross profit	38.0	39.2	108.8	158.8
Special charge for workforce reduction	-	2.5	-	2.5
Advanced technology costs	28.6	31.7	80.3	93.8
Selling, general and administrative	14.0	14.0	43.4	45.1
Other (income)	(12.4)	-	(32.4)	-
Operating income (loss)	7.8	(9.0)	17.5	17.4
Preferred stock issuance costs	4.8	-	4.8	-
Interest expense	0.3	0.2	0.4	1.0
Interest (income)	(0.2)	(0.2)	(0.4)	(1.2)
Income (loss) before income taxes	2.9	(9.0)	12.7	17.6
Provision (benefit) for income taxes	1.9	(2.8)	14.2	8.6
Net income (loss)	$1.0	$(6.2)	$(1.5)	$9.0
Net income (loss) per share – basic	$.01	$(.06)	$(.01)	$.08
Net income (loss) per share – diluted	$.01	$(.06)	$(.01)	$.06
Weighted-average number of shares outstanding:
Basic	113.2	111.8	112.6	111.3
Diluted	166.4	111.8	112.6	160.0

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$(1.5)	$9.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30.2	23.2
Deferred income taxes	31.9	(0.1)
Other non-cash income on release of disposal obligation	(32.4)	-
Preferred stock issuance costs and capitalized paid-in-kind dividends	5.6	-
Changes in operating assets and liabilities:
Accounts receivable – (increase)	(36.6)	(10.6)
Inventories – (increase) decrease	(53.9)	212.7
Payables under Russian Contract – increase	96.6	33.4
Deferred revenue, net of deferred costs – increase (decrease)	4.1	(26.4)
Accrued depleted uranium disposition – increase (decrease)	(36.4)	28.3
Accounts payable and other liabilities – increase	8.5	22.9
Other, net	13.9	27.0
Net Cash Provided by Operating Activities	30.0	319.4

Cash Flows Used in Investing Activities
Capital expenditures	(123.0)	(363.2)
Deposits for surety bonds – (increase) decrease	48.1	(38.2)
Net Cash (Used in) Investing Activities	(74.9)	(401.4)

Cash Flows Used in Financing Activities
Borrowings under credit facility	38.3	-
Repayments under credit facility	(38.3)	-
Repayment and repurchases of senior notes	-	(95.7)
Proceeds from issuance of Series B-1 convertible preferred stock and warrants	75.0	-
Payments for deferred financing costs and preferred stock issuance costs	(13.2)	(0.7)
Common stock issued (purchased), net	(2.1)	(0.8)
Net Cash Provided by (Used in) Financing Activities	59.7	(97.2)
Net Increase (Decrease)	14.8	(179.2)
Cash and Cash Equivalents at Beginning of Period	131.3	248.5
Cash and Cash Equivalents at End of Period	$146.1	$69.3
Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$-	$5.6
Income taxes paid, net of refunds	2.7	5.3

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2009.

2. INVENTORIES

USEC is a supplier of low enriched uranium (“LEU”) for nuclear fuel power plants. LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component.

USEC holds uranium at the Paducah gaseous diffusion plant (“GDP”) in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories follow:

	September 30, 2010	December 31, 2009
	(millions)
Current assets:
Separative work units	$991.3	$805.1
Uranium	468.6	482.1
Materials and supplies	12.9	14.0
	1,472.8	1,301.2
Current liabilities:
Inventories owed to customers and suppliers	(587.1)	(469.4)
Inventories, net	$885.7	$831.8

Inventories Owed to Customers and Suppliers

Generally, title to uranium provided by customers as part of their enrichment contracts does not pass to USEC until delivery of LEU. In limited cases, however, title to the uranium passes to USEC immediately upon delivery of the uranium by the customer. Additionally, USEC owed SWU and uranium inventories to fabricators with a cost totaling $586.8 million at September 30, 2010 and $469.2 million at December 31, 2009. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. USEC’s balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from USEC. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

  Uranium Provided by Customers and Suppliers

USEC held uranium with estimated fair values of approximately $2.9 billion at September 30, 2010, and $2.8 billion at December 31, 2009, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

3. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2009	Capital Expenditures (Depreciation)	Transfers and Retirements	September 30, 2010
Construction work in progress	$991.4	$102.9	$(11.2)	$1,083.1
Leasehold improvements	182.6	-	3.0	185.6
Machinery and equipment	260.1	2.2	8.1	270.4
	1,434.1	105.1	(0.1)	1,539.1
Accumulated depreciation and amortization	(319.0)	(24.9)	0.1	(343.8)
	$1,115.1	$80.2	$-	$1,195.3

Capital expenditures include items in accounts payable and accrued liabilities at September 30, 2010 for which cash is paid in subsequent periods.

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP, which is primarily included in the construction work in progress balance, totaled $1,105.6 million at September 30, 2010 and $1,023.1 million at December 31, 2009. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at September 30, 2010 and December 31, 2009.

In 2009, USEC significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project because of a lack of progress in obtaining and the uncertainty of timing for additional financing for the project. However, USEC continues limited manufacturing, assembling and operating of centrifuge machines in the lead cascade test program and ongoing development efforts. USEC performed an evaluation in 2009 and concluded that future cash flows from the ACP will exceed its capital investment based on a probability-weighted analysis. USEC continues to believe there have been no events or changes in conditions that would cause USEC to reassess this conclusion. Since USEC believes its capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. USEC will continue to evaluate this assessment as conditions change.

4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS
	September 30, 2010	December 31, 2009
	(millions)
Deferred revenue	$222.5	$301.9
Advances from customers	15.1	23.1
	$237.6	$325.0

Related costs associated with deferred revenue totaled $184.5 million at September 30, 2010 and $244.4 million at December 31, 2009.

Advances from customers as of December 31, 2009 included $22.7 million for services provided in 2010 for DOE in our U.S. government contracts segment. DOE funded this work through an arrangement whereby DOE transfers uranium to USEC which USEC immediately sells in the market. On November 1, 2010, USEC sold a fifth lot of such uranium that provided additional funding of $32.3 million for this work in the fourth quarter of 2010.

Advances from customers as of September 30, 2010 includes $12.6 million representing the balance of $45 million of support from DOE pursuant to a cooperative agreement entered into with DOE for pro-rata cost sharing support for continued American Centrifuge activities with a total estimated cost of $90 million. DOE made the $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which enabled USEC to release encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. In July 2010, surety bonds and related deposits were reduced, and USEC received the $45 million in cash. In the nine months ended September 30, 2010, USEC made qualifying American Centrifuge expenditures of $64.8 million. DOE’s pro-rata share of 50%, or $32.4 million, is recognized as other income in the nine months ended September 30, 2010. If USEC determines that it is unable to provide cost sharing of at least $45 million, DOE’s share and the assumption of depleted uranium obligations will be reduced pro rata.

5. PORTSMOUTH FACILITY UPDATE

USEC leases the Portsmouth GDP from DOE. On September 30, 2010, the three large process buildings and certain other Portsmouth GDP facilities were de-leased and returned to DOE. USEC ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001 and is currently maintaining the facility in a state of “cold shutdown” under contract with DOE in preparation for decontamination and decommissioning (“D&D”) of the facilities by DOE. Under the lease agreement, ownership of plant and equipment that USEC leaves behind transfers to DOE as well as responsibility for D&D. The turnover requirements of the lease require USEC to remove certain uranium and USEC-generated waste, and USEC accrues amounts to cover these expected costs as part of USEC's lease turnover cost estimate. In order to facilitate an expeditious de-lease, USEC and DOE agreed in September 2010 to the return of certain assets to DOE as permitted under the lease that USEC had included in its lease turnover cost estimate, which had the effect of reducing USEC's lease turnover cost estimate.  As a result of this reduction in accrued lease turnover costs and partially offset by approximately $1.5 million of accelerated depreciation of leasehold improvements and approximately $0.5 million of inventory abandonment related to the de-lease of the facilities, cost of sales were reduced by approximately $2.2 million for the nine months ended September 30, 2010.

6. DEBT

The carrying value of USEC’s long-term debt was $575.0 million at September 30, 2010 and December 31, 2009, consisting of 3.0% convertible senior notes due October 1, 2014. Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year. The notes were not eligible for conversion to common stock as of September 30, 2010 or December 31, 2009.

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

Utilization of the current revolving credit facility at September 30, 2010 and the former revolving credit facility at December 31, 2009 follows:

	September 30,	December 31,
	2010	2009
	(millions)
Short-term borrowings	$-	$-
Letters of credit	42.6	45.4
Available credit	207.4	295.5

7. INVESTMENT BY TOSHIBA AND BABCOCK & WILCOX

On September 2, 2010, the first closing of $75.0 million occurred under the Securities Purchase Agreement dated as of May 25, 2010, between USEC and Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”). At the first closing, Toshiba and B&W purchased 75,000 shares of Series B-1 12.75% convertible preferred stock, and warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share, which will be exercisable in the future. This was the first of a three-phased investment of $200 million. The remaining two phases are subject to additional closing conditions.

The estimated fair value of the preferred stock was $75.0 million using a discount rate of 12.75%, and was equal to the liquidation value of $1,000 per share or $75.0 million. The preferred stock is classified as a liability since it is convertible for a variable number of shares of common stock based on a fixed monetary value known at the issuance date. Since the preferred stock is classified as a liability, the proceeds of $75.0 million were first allocated to the liability instrument's full fair value, and no residual proceeds remained to be assigned to the warrants. The preferred stock is subject to subsequent mark-to-market adjustment through earnings. Upfront costs and fees of $4.8 million related to the investment were expensed in the quarter ended September 30, 2010 and classified as preferred stock issuance costs. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and recorded at fair value.

Paid-in-kind dividends on the preferred stock of $0.8 million were accrued as of September 30, 2010 and declared payable on October 1, 2010. The dividend amount was capitalized as interest to construction work in progress for the American Centrifuge Plant. The following is a summary of the preferred stock liability as of September 30, 2010 (in millions):

	September 30, 2010
Series B-1 12.75% convertible preferred stock:
Value at issuance	$75.0
Dividends payable	0.8	(a)
Balance as of September 30, 2010	$75.8

(a) Paid-in-kind dividends of approximately 770 shares of convertible preferred stock declared payable on October 1, 2010.

8. INCOME TAX UPDATE

The provision for income taxes for the nine months ended September 30, 2010 includes a charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Act”) signed into law at the end of March 2010. The charge was due to a reduction in USEC’s deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods.

Included in the 2010 overall effective tax rate is a 15 percentage point impact related to the $75.0 million investment of Toshiba and B&W.  The first quarterly dividend on the preferred stock that was issued on September 2, 2010 was declared payable on October 1, 2010 in additional shares of preferred stock (paid-in-kind). The preferred stock and warrants are considered equity instruments for income tax purposes. The 2010 paid-in-kind dividends and issuance costs are permanent differences that are not deductible for tax purposes and are included in the effective tax rate calculation.

9. FAIR VALUE MEASUREMENTS

Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, consideration is given to the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

The accounting guidance for fair value measurement also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities.
•
Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value
	Fair Value Measurements (in millions)
	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation asset (a)	-	$1.7	-	$1.7	-	$1.5	-	$1.5

Liabilities:
Deferred compensation obligation (a)	-	1.8	-	1.8	-	1.5	-	1.5
Series B-1 12.75% convertible preferred stock (b)	-	-	75.0	75.0	-	-	-	-

(a) The deferred compensation obligation represents the balance of deferred compensation plus net investment earnings. The deferred compensation plan is informally funded through a rabbi trust using variable universal life insurance. The cash surrender value of the life insurance policies is designed to track the deemed investments of the plan participants. Investment crediting options consist of institutional and retail investment funds. The deemed investments are classified within level 2 of the valuation hierarchy because of (i) the indirect method of investing and (ii) unit prices of institutional funds are not quoted in active markets; however, the unit prices are based on the underlying investments which are traded in active markets.

(b) The calculation of the fair value allocated to the Series B-1 12.75% convertible preferred stock included unobservable (level 3) inputs as described in Note 7.

The following is a reconciliation of the beginning and ending balances for items measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Series B-1 12.75% convertible preferred stock:
Beginning balance	$-	$-	$-	$-
Total gains or losses (realized/unrealized)	-	-	-	-
Purchases, issuances, sales and settlements:
Purchases	-	-	-	-
Issuances	75.0	-	75.0	-
Paid in kind dividends payable	0.8	-	0.8	-
Sales	-	-	-	-
Settlements	-	-	-	-
Ending balance	$75.8	$-	$75.8	$-

Other Financial Instruments

As of September 30, 2010 and December 31, 2009, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

The carrying value of USEC’s long-term debt was $575.0 million at September 30, 2010 and December 31, 2009, consisting of 3.0% convertible senior notes due October 1, 2014. The estimated fair value of the convertible notes, based on the trading price as of the balance sheet date, was $449.2 million at September 30, 2010 and $372.0 million at December 31, 2009.

10. STOCKHOLDERS’ EQUITY

Changes in stockholders' equity were as follows (in millions, except per share data):

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity	Compre-hensive Income (Loss)
Balance at December 31, 2009	$12.3	$1,179.6	$322.4	$(71.3)	$(167.4)	$1,275.6
Restricted and other stock issued, net	-	(8.3)	-	13.8	-	5.5	-
Amortization of actuarial losses and prior service costs (credits), net of income tax of $3.0 million	-	-	-	-	6.0	6.0	6.0
Net (loss)	-	-	(1.5)	-	-	(1.5)	(1.5)
Balance at September 30, 2010	$12.3	$1,171.3	$320.9	$(57.5)	$(161.4)	$1,285.6	$4.5

Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 11.

Included in the sale of securities to Toshiba and B&W on September 2, 2010 were warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share, which will be exercisable in the future. The warrants are equity instruments and are assigned a zero value as described in note 7.

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Service costs	$4.8	$4.7	$14.5	$14.0	$1.2	$1.2	$3.7	$3.5
Interest costs	12.3	11.9	36.7	35.7	3.0	3.2	8.9	9.5
Expected return on plan assets(gains)	(12.2)	(10.6)	(36.6)	(31.9)	(0.9)	(0.8)	(2.7)	(2.3)
Amortization of prior service costs (credits)	0.4	0.4	1.3	1.2	(2.1)	(3.6)	(6.3)	(10.8)
Amortization of actuarial losses	4.0	6.0	12.0	18.0	0.7	1.0	2.0	3.1
Net benefit costs	$9.3	$12.4	$27.9	$37.0	$1.9	$1.0	$5.6	$3.0

USEC expects total cash contributions to the plans in 2010 will be as follows: $13.9 million for the defined benefit pension plans and $6.3 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of September 30, 2010 were $9.7 million and $4.7 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.

12. STOCK-BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$1.3	$1.4	$6.2	$6.0
Stock options, performance awards and other	0.4	0.3	1.5	1.3
Less: costs capitalized as part of inventory	(0.1)	-	(0.3)	(0.2)
Expense included in selling, general and administrative	$1.6	$1.7	$7.4	$7.1
Total after-tax expense	$1.1	$1.1	$4.8	$4.6

There were 115,630 stock options exercised in the nine months ended September 30, 2010. Cash received from the exercise of the options was $0.5 million. The intrinsic value of the options exercised was $0.2 million. There were no stock options exercised in the nine months ended September 30, 2009.

Assumptions used in the Black-Scholes option pricing model to value option grants follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	0.78%	1.45%	0.78-1.43%	1.40-1.45%
Expected dividend yield	-	-	-	-
Expected volatility	75%	72%	72-75%	65-72%
Expected option life	4.1 years	4.0 years	4-4.1 years	3.8-4.0 years
Weighted-average grant date fair value	$3.09	$2.71	$2.81	$1.82
Options granted	6,968	16,042	773,018	1,107,342

As of September 30, 2010, there was $10.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $7.8 million relates to restricted shares and restricted stock units, and $2.4 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

13. NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock.

In calculating diluted net income per share, the numerator is increased by interest expense on the convertible notes, net of amount capitalized and net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive stock compensation awards, convertible notes, convertible preferred stock and warrants, assuming full conversion.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Numerator:
Net income (loss)	$1.0	$(6.2)	$(1.5)	$9.0
Net interest expense on convertible notes and convertible preferred stock dividends (a)	-	(b)	(b)	0.2
Net income (loss) if-converted	$1.0	$(6.2)	$(1.5)	$9.2

Denominator:
Weighted average common shares	115.1	113.3	114.6	112.8
Less: Weighted average unvested restricted stock	1.9	1.5	2.0	1.5
Denominator for basic calculation	113.2	111.8	112.6	111.3

Weighted average effect of dilutive securities:
Stock compensation awards	0.4	(b)	(b)	0.6
Convertible preferred stock	4.7	-	(b)	-
Convertible notes	48.1	(b)	(b)	48.1

Denominator for diluted calculation	166.4	111.8	112.6	160.0

Net income (loss) per share – basic	$.01	$(.06)	$(.01)	$.08
Net income (loss) per share – diluted	$.01	$(.06) (b)	$(.01) (b)	$.06

(a)	Interest expense on convertible notes and convertible preferred stock dividends net of amount capitalized and net of tax.

(b)	No dilutive effect of convertible notes or stock compensation awards is recognized in a period in which a net loss has occurred.

In the nine months ended September 30, 2010, net interest expense on convertible notes was less than $0.1 million and the weighted average number of shares for stock compensation awards, convertible preferred stock and convertible notes was 0.4 million, 1.6 million and 48.1 million, respectively.

In the three months ended September 30, 2009, net interest expense on convertible notes was less than $0.1 million and the weighted average number of shares for stock compensation awards and  convertible notes was 0.6 million and 48.1 million, respectively.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options and warrants in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options excluded from diluted earnings per share	2.6	1.9	2.6	1.9
Warrants excluded from diluted earnings per share	6.3	-	6.3	-
Exercise price of excluded options	$5.18 to $16.90	$5.00 to $16.90	$5.18 to $16.90	$5.23 to $16.90
Exercise price of excluded warrants	$7.50	-	$7.50	-

14. COMMITMENTS AND CONTINGENCIES

American Centrifuge Plant

Project Funding

USEC needs to raise a significant amount of additional capital to continue funding and to complete the American Centrifuge Plant. USEC believes a loan guarantee under the DOE Loan Guarantee Program is essential to raising the capital needed to complete the American Centrifuge Plant. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. DOE subsequently reallocated an additional $2 billion in loan guarantee authority to the front-end nuclear facilities loan guarantee solicitation. In July 2008, USEC applied to the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  DOE announced in May 2010 that it has provided Areva, a company more than 90% owned by the French government, with a conditional commitment for a loan guarantee from the reallocated funding authority for a proposed plant in the United States. DOE has said that $2 billion in funding for projects in the front end of the nuclear fuel cycle remains available. In August 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application. Since that time, USEC has worked to address the technical and financial concerns raised by DOE and submitted an update to its application in July 2010. In late October 2010, USEC was informed by DOE that it has largely completed its initial technical review of USEC’s application and is proceeding to the next stage of the loan guarantee process.  DOE provided USEC with a draft term sheet that will serve as the framework for discussions with DOE. Completion of due diligence by DOE and negotiation of terms and conditions between DOE and USEC are the next steps toward the potential issuance of a conditional commitment.  Funding under a DOE loan guarantee will only occur following conditional commitment, final documentation and satisfaction of conditions to funding, which are subject to uncertainty.

On May 25, 2010, USEC announced that Toshiba and B&W signed a definitive agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W will each invest $100 million over three phases, each of which is subject to specific closing conditions. On September 2, 2010, the first closing of $75 million occurred.  To complete the project, USEC will require additional capital beyond the $2 billion DOE loan guarantee, proceeds from the $200 million investment from Toshiba and B&W and internally generated cash flow.

USEC has initiated discussions with Japanese export credit agencies regarding financing a portion of the cost of building the plant. However, USEC has no assurance that it will be successful in obtaining any or all of the financing it is seeking.

Milestones under the 2002 DOE-USEC Agreement

In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the ACP. Four milestones remain relating to the financing and operation of the ACP. In early August 2009 USEC began demobilization of the American Centrifuge project.  As a result, USEC requested a modification to the 2002 DOE-USEC Agreement to extend the remaining ACP milestones under the 2002 DOE-USEC Agreement. In January 2010, USEC and DOE amended the 2002 DOE-USEC Agreement to extend by one year to November 2010 the financing milestone that required that USEC secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year.  The remaining three milestones were not adjusted by the January 2010 amendment, however, DOE and USEC have agreed to discuss adjustment of the remaining three milestones as may be appropriate based on, among other things, progress in achieving the November 2010 financing milestone and the technical progress of the program. In the January 2010 amendment to the 2002 DOE-USEC Agreement, DOE and USEC acknowledged that USEC’s obligations with respect to the ACP milestones under the 2002 DOE-USEC Agreement are not dependent on the issuance by DOE of a loan guarantee to USEC. However, USEC has communicated to DOE that its ability to meet the remaining milestones is dependent on its obtaining a commitment and funding for a loan guarantee from DOE. USEC will also need additional financing commitments beyond a DOE loan guarantee to meet the November 2010 financing milestone. Meeting the November 2010 milestone is subject to significant uncertainty. Given this uncertainty, USEC plans to have discussions with DOE regarding adjustments to the November 2010 milestone. However, there can be no assurance that the milestone would be adjusted.

The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC’s ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC’s control or was due to USEC’s fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole U.S. Executive Agent under the Megatons-to-Megawatts program, which if such recommendation led to a U.S. government decision to remove USEC as sole Executive Agent, could reduce or terminate USEC’s access to Russian LEU in future years, subject to rights granted to USEC under a 1997 memorandum of agreement between USEC and the U.S. government to continue to purchase Russian SWU at prices, in quantities and under terms agreed with the Russian executive agent. Any of these actions could have a material adverse impact on USEC’s business.

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

Contractor Matter

On June 22, 2010, USEC and its engineering, procurement and construction contractor for the American Centrifuge Plant, Fluor Enterprises, Inc., agreed to a settlement regarding a complaint filed on October 16, 2009 in the U.S. District Court for the Southern District of Ohio by a subcontractor, Rampart Hydro Services, L.P., regarding monies owed for work performed under a contract with USEC.  As part of the settlement, the complaint was dismissed with prejudice.

Other Legal Matters

USEC is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

15. SEGMENT INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions)
Revenue
LEU segment:
Separative work units	$404.2	$467.0	$1,001.8	$1,266.2
Uranium	79.3	26.2	164.5	150.2
	483.5	493.2	1,166.3	1,416.4
U.S. government contracts segment	81.1	56.1	202.7	152.8
	$564.6	$549.3	$1,369.0	$1,569.2

Segment Gross Profit
LEU segment	$32.1	$31.9	$89.1	$148.3
U.S. government contracts segment	5.9	7.3	19.7	10.5
Gross profit	38.0	39.2	108.8	158.8
Special charge for workforce reduction	-	2.5	-	2.5
Advanced technology costs	28.6	31.7	80.3	93.8
Selling, general and administrative	14.0	14.0	43.4	45.1
Other (income)	(12.4)	-	(32.4)	-
Operating income (loss)	7.8	(9.0)	17.5	17.4
Interest expense (income) and issuance costs, net	4.9	-	4.8	(0.2)
Income (loss) before income taxes	$2.9	$(9.0)	$12.7	$17.6

16. SUBSEQUENT EVENT

Effective October 8, 2010, USEC entered into a Third Amended and Restated Credit Agreement replacing its existing credit agreement.  The amended credit agreement adds an $85 million term loan facility to USEC's existing revolving credit facility. The total credit facility is now $310 million. As part of the amended credit agreement, $25 million of existing lender commitments was moved from the existing revolving credit facility to the term loan, resulting in aggregate lender commitments under the revolving credit facility of $225 million (previously $250 million). The amended credit agreement increases the letter of credit sublimit to $150 million.

The term loan is 100% funded as of October 8, 2010, and was issued with an original issue discount of 2% and will bear interest, at the election of USEC, at either:

•
the greater of (1) the JPMorgan Chase Bank prime rate (with a floor of 3%) plus 6.5%, (2) the federal funds rate plus ½ of 1% (with a floor of 3%) plus 6.5%, or (3) an adjusted 1-month LIBO Rate plus 1% (with a floor of 3%) plus 6.5%; or

•	the adjusted LIBO Rate (with a floor of 2%) plus 7.5%.

The interest rate on outstanding borrowings under the revolving credit facility is unchanged.

The credit facility matures on May 31, 2012. The term loan is subject to mandatory prepayment consistent with the existing credit agreement. The term loan may be prepaid voluntarily subject to a prepayment fee of 2% of the amount if prepaid before October 8, 2011 and 1% of the amount if prepaid after October 8, 2011 but prior to January 1, 2012.

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

Our View of the Business Today

We expect that the long-term market for nuclear fuel will be vibrant and growing. A global fleet of approximately 440 operating nuclear power reactors provides the nuclear fuel industry with steady demand for enriched uranium. The fuel requirements of the current fleet provide a strong business case for our investment in the American Centrifuge technology. In addition, approximately 60 new reactors are under construction worldwide with approximately 25 of those expected to begin operation by the end of 2012. Looking out further, the World Nuclear Association reports that about 150 additional reactors are on order or planned, and more than 300 more reactors have been proposed. For the first time in decades, it appears that new reactors will be built in the United States in response to an emphasis on reducing greenhouse gas emissions combined with the economic and energy security benefits of nuclear power. Balanced against this positive outlook are several factors that may slow the need for new base load nuclear power capacity including the impact on electric power demand of the economic downturn in the United States and globally; the decline in the price of natural gas, a competing fuel, in the United States; the increase in the capital cost for building new reactors; and the length and uncertainty of the regulatory process for licensing nuclear facilities. However, worldwide population growth, increasing per capita demand for electric power, improving public acceptance of nuclear power, and environmental concerns regarding burning fossil fuels should create a growing demand for nuclear fuel for decades to come.

Throughout 2010, we have been working on a number of strategic initiatives.  While we focused on the steps needed to obtain the necessary capital for and restart construction of the American Centrifuge Plant (“ACP”), we have also continued to focus on our core businesses. This includes continued safe and efficient operation of the Paducah GDP and contract work for DOE at the Paducah plant and the shutdown GDP in Piketon, Ohio.

Over the next several years, the enrichment industry will be going through its most significant change in decades. Faced with this uncertainty and systemic change, as well as volatility in the uranium market over the last several years, our customers have covered most of their SWU requirements over the next two years under long-term contracts. We are developing plans for the future of the Paducah GDP. The factors we are evaluating include SWU supply and demand, the volatility and price of electricity we require, as well as continuing discussions with customers about their future plans given an evolving SWU supply. Our customers have told us that they value diversity of supply. The Megatons to Megawatts program will conclude a highly successful 20-year non-proliferation effort at the end of 2013. Subsequently, the Russians will have the ability to sell up to 20% of U.S. SWU demand directly to U.S. utilities. The French are transitioning to centrifuge-based production in France and expect to end production at their gaseous diffusion plant. Areva also plans to build an enrichment plant in the United States. Urenco has announced expansion of its European enrichment plants and began initial operations at a facility in New Mexico in 2010. We believe our Paducah GDP can continue to be an important source of capacity during this period of market transition but economic power prices beyond the expiration of our current power agreement in May 2012 and sufficient SWU demand to permit efficient operation of the plant will be key factors in evaluating our future plans for the facility.

We continue our efforts to deploy the American Centrifuge technology. In July 2010, we submitted a comprehensive update to our loan guarantee application for the $2 billion in federal loan guarantee authority that remains available under the 2008 solicitation for Front End Nuclear Fuel facilities. In late October 2010, we were informed by DOE that it has largely completed its initial technical review of our application and is proceeding to the next stage of the loan guarantee process.  DOE provided us with a draft term sheet that will serve as the framework for discussions with DOE. Completion of due diligence by DOE and negotiation of terms and conditions with DOE are the next steps toward the potential issuance of a conditional commitment and we will be working with DOE to complete those in an expeditious manner.

If we are successful in obtaining a loan guarantee and other financing required to complete the project, the American Centrifuge project could create nearly 8,000 jobs in the United States, with almost half located in Ohio. More detail is provided below in “Overview—American Centrifuge Plant Update.”

Our U.S. government contracts segment includes work performed under contract with DOE (“cold shutdown contract”) to maintain and prepare the former Portsmouth GDP for decontamination and decommissioning (“D&D”). This work is currently in a state of transition. In August 2010, DOE awarded a contract for the D&D of the Portsmouth GDP to a joint venture between Fluor Corp. and The Babcock & Wilcox Company (“Fluor-B&W Portsmouth LLC”). Due to potential organizational conflicts of interest (“OCI”) concerns raised by DOE, we elected not to submit a proposal as a prime contractor for the contract that was awarded to Fluor-B&W Portsmouth LLC and are not a pre-selected subcontractor. Under the contract, Fluor-B&W Portsmouth LLC will serve as the prime contractor for the D&D.  DOE has extended the expiration of our cold shutdown contract from September 30, 2010 to January 16, 2011, but this extension has not yet been definitized, meaning, among other things, that the parties have not yet reached an agreement on the amount of the fee to be paid to USEC for the work. The lack of contract definitization can result in delays in our submittal of incurred costs and recovery of fees for work performed. After the expiration of the contract, responsibility for work under our cold shutdown contract will transition to the new D&D contractor. To facilitate the transition, on September 30, 2010, we de-leased three large GDP production buildings and other facilities that we had leased from DOE.

We are seeking the opportunity to perform work as a subcontractor as the D&D project proceeds over the next several years. However, currently there is no extension of our cold shutdown contract past January 16, 2011 in place and the scope and timing of any contract to perform work as a subcontractor is uncertain. USEC also performs other services for DOE at the Portsmouth GDP and the Paducah GDP that will continue after the expiration of the cold shutdown contract. However, even if we are successful in our efforts to perform work at the Portsmouth GDP as a subcontractor to the D&D contractor, we expect that our revenues from U.S. government services will be significantly reduced beginning with the first quarter of 2011. More detail on our U.S. Government Contracts segment is provided below in “Overview – Revenue from U.S. Government Contracts.”

Investment by Toshiba and B&W

On September 2, 2010, the first closing of $75 million occurred under the Securities Purchase Agreement (the “Purchase Agreement”) dated as of May 25, 2010, between USEC and Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”). At the first closing, Toshiba and B&W purchased 75,000 shares of convertible preferred stock, and warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share, which will be exercisable in the future. The Purchase Agreement provides for a $200 million investment in USEC by Toshiba and B&W over three phases upon the satisfaction at each phase of certain closing conditions. Toshiba and B&W will invest equally in each of the phases in an aggregate amount of $100 million each. We will use the funds for general corporate purposes and for continued investment in the American Centrifuge Plant.

The second phase of the investment is for a total of $50 million and is contingent upon USEC receiving a conditional loan guarantee commitment from DOE, among other closing conditions. The third phase of the investment is for a total of $75 million and is contingent upon the closing of a DOE loan guarantee, as well as other closing conditions including regulatory review and USEC shareholder approval. Additional information about the transactions, including a copy of the Purchase Agreement and other agreements, can be found in the Current Reports on Form 8-K filed by us on May 25, 2010 and on September 2, 2010.

American Centrifuge Manufacturing Joint Venture

In connection with the first closing under the Purchase Agreement, on September 2, 2010, American Centrifuge Holdings, LLC (“ACP Holdings”), a wholly owned subsidiary of USEC, and Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”), a subsidiary of The Babcock & Wilcox Company, entered into the operating agreement (the “Operating Agreement”) for American Centrifuge Manufacturing, LLC (“American Centrifuge Manufacturing”), a manufacturing joint venture.  USEC and B&W TSG also agreed on a non-binding term sheet, including pricing, for the supply by American Centrifuge Manufacturing of centrifuges and related equipment for the American Centrifuge project.  The Operating Agreement contains conditions to effectiveness that have not yet been satisfied relating to third-party funding for the construction of the American Centrifuge plant and the execution and delivery of agreements contemplated by the non-binding term sheet, including an equipment supply agreement, a guarantee by The Babcock & Wilcox Company supporting American Centrifuge Manufacturing’s obligations under the equipment supply agreement, and a long term supply agreement. Once the Operating Agreement becomes effective, American Centrifuge Manufacturing will be owned 55% by ACP Holdings and 45% by B&W TSG.

American Centrifuge Plant Update

We have been building a uranium enrichment plant that uses a highly efficient uranium enrichment gas centrifuge technology that is capable of significantly reducing our electricity usage. The American Centrifuge technology requires 95% less electricity to produce low enriched uranium on a per SWU unit basis. This would significantly reduce both our production costs and our exposure to price volatility for electricity, the largest production cost component of our current gaseous diffusion technology. As of September 30, 2010, we have invested approximately $1.9 billion in the American Centrifuge program, which includes approximately $738 million charged to expense over several years for technology development and demonstration. We have operated centrifuges as part of our lead cascade test program for more than 500,000 machine hours. This experience gives us confidence in the performance of our technology, and provides operating data and expertise to support our loan guarantee application as we transition to commercial operation.

We began construction on the ACP in May 2007 after being issued a construction and operating license by the NRC. In August 2007, we began demonstrating American Centrifuge machines in a cascade configuration. Subsequently, in July 2008, we applied for $2 billion in financing from the DOE Loan Guarantee Program to finance the commercial plant. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005, and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. In August 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application. DOE raised a number of technical and financial concerns regarding our loan guarantee application, and we have focused on addressing these concerns during the past year and submitted an update to our application in July 2010. In late October 2010, we were informed by DOE that it has largely completed its initial technical review of our application and is proceeding to the next stage of the loan guarantee process.  DOE provided us with a draft term sheet that will serve as the framework for discussions with DOE. Completion of due diligence by DOE and negotiation of terms and conditions with DOE are the next steps toward the potential issuance of a conditional commitment and we will be working with DOE to complete those in an expeditious manner.  However, funding under a DOE loan guarantee will only occur following conditional commitment, final documentation and satisfaction of conditions to funding, which are subject to uncertainty.

Due to the uncertainty of funding, beginning in August 2009, we significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project. Because we deferred high-volume machine manufacturing, work at all of our strategic suppliers has been sharply reduced. Over the past year since the project was demobilized, we have worked aggressively to strengthen the project, address the DOE's concerns and attract additional sources of capital. Key actions include:

•	Produced detailed updates to project scope, cost and schedule based on close collaboration with our suppliers;

•	Submitted an update to our DOE loan guarantee application, incorporating the updated project cost and schedule;

•	Closed on the first phase of the $200 million strategic investment by Toshiba and B&W;

•	Initiated discussions with Japanese export credit agencies regarding financing a portion of the cost of building the plant;

•	Operated our lead cascade of production-ready AC100 machines in a commercial plant cascade configuration and accumulated significant runtime;

•
Worked under a March 2010 cooperative agreement with DOE for pro-rata cost sharing support for continued American Centrifuge activities with a total estimated cost of $90 million, including continued operation of the AC100 cascade, manufacturing of additional AC100 centrifuge machines, and refinement to the rotor tube manufacturing process in preparation for full, high-rate production;

•
Refurbished machine positions in the area used for the initial lead cascade with upgraded control systems and instrumentation in preparation for installation of additional AC100 machines during the next several months, which will demonstrate improvements, provide additional data and accumulate additional operating hours; and

•	Continued machine technology development in Oak Ridge in support of lead cascade testing, value engineering and increasing machine productivity.

We have also restarted limited engineering work on portions of the physical plant infrastructure to facilitate the ramp up of construction activities in the future. In 2011, we expect to continue assembling and operating AC100 machines in our lead cascade program that reflect improvements identified in prior testing. These machines are expected to support our target production level of approximately 350 SWU per machine, per year.

We need additional financing to complete plant construction, and we have reduced the scope of project activities that were underway in 2009 until we have that financing. We do not believe public market financing for a large capital project deploying innovative technology such as American Centrifuge is available given current financial market conditions. We believe a loan guarantee under the DOE Loan Guarantee Program is essential to raising the capital needed to complete the American Centrifuge Plant. In addition, to complete the project, USEC will require additional capital beyond the $2 billion DOE loan guarantee, proceeds from the investment from Toshiba and B&W, and internally generated cash flow. In order to obtain a DOE loan guarantee, we will need to demonstrate that sufficient capital is available to complete the project. We have initiated discussions with Japanese export credit agencies regarding financing a portion of the cost of building the plant. Their willingness to provide financing is closely tied with our obtaining a DOE loan guarantee. We have no assurance that we will be successful in obtaining any or all of the financing we are seeking.

We have been working with our suppliers to update the scope, cost and schedule to build the ACP. In August 2010, we announced our estimated cost of approximately $2.8 billion to complete the American Centrifuge project from the point of closing on financing. This estimate includes AC100 machine manufacturing and assembly, engineering, procurement and construction (“EPC”) costs and related balance-of-plant work, start-up and initial operations, and project management. We believe we have reduced significant risk in the American Centrifuge project since our initial baseline project budget in 2008 and our new cost estimate is based on a significantly more mature project scope.

The $2.8 billion estimate is a go-forward cost estimate and does not include our investment to date, spending from now until closing on financing needed to complete the plant, overall project contingency, financing costs or financial assurance. Until potential financial closing, we expect to continue to invest at a rate consistent with our anticipated spending indicated in our outlook for the remainder of 2010, while taking into account our anticipated cash flow from operations and other available liquidity. We are currently evaluating the appropriate level for the overall project contingency taking into account the level of risk given the maturity of the project.  We are also evaluating the financing costs and financial assurance required for the project, which will be affected by, among other things, the overall financing plan for the project, the amount of the credit subsidy cost for any DOE loan guarantee, and the amount and sources of the additional financing we need to complete the project. We continue to work with suppliers to refine our estimates and seek reductions in the project cost.

With respect to schedule, we anticipate it will require 18 to 24 months to begin initial commercial operations upon receiving financing to complete the plant. We also anticipate that it will require 30 to 36 months to complete the plant after initial commercial operations. We continue to work with our EPC contractor and suppliers to reduce the deployment schedule for the ACP.

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

	September 30,	December 31,	September 30,
	2010	2009	2009
Long-term SWU price indicator ($/SWU)	$160.00	$165.00	$165.00
UF6:
Long-term price composite ($/KgU)	175.00	167.77	181.59
Spot price indicator ($/KgU)	135.00	120.00	117.00

A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium, including uranium generated by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment, resulting in excess uranium that we can sell. We expect uranium sales to have less of an impact on earnings going forward. Our average unit cost for uranium inventory has risen over the past several years as production costs are allocated to uranium from underfeeding based on its net realizable value. We will continue to monitor and optimize the economics of our production based on the cost of power and market conditions for SWU and uranium.

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

Revenue from U.S. Government Contracts

We perform and earn revenue from contract work for DOE and DOE contractors at the Paducah and Portsmouth GDPs, including a contract for surveillance, maintenance and deactivation (“cold shutdown”) work at the Portsmouth GDP to prepare it for decontamination and decommissioning (“D&D”) work in future years. Continuation of U.S. government contracts is subject to DOE funding and Congressional appropriations. Revenue from cold shutdown work comprised 74% of revenue for the U.S. government contracts segment in the nine months ended September 30, 2010. As detailed above in “Overview—Our View of the Business Today,” this work is currently in a state of transition and we expect that our revenues from U.S. government services will be significantly reduced beginning with the first quarter of 2011 as the responsibility for work under our cold shutdown contract will transition to the new D&D contractor. This impact will be more significant if we are not able to obtain work as a subcontractor and extend work we currently perform providing infrastructure and support services to the site tenants.

DOE is funding work under the cold shutdown contract in part through an arrangement whereby DOE transfers to us uranium which we immediately sell. We have completed five competitive sales of uranium that will fund a portion of the work through the end of 2010. USEC’s receipt of the uranium is not considered a purchase by us and no revenue or cost of sales is recorded upon its sale. This is because we have no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The amount of work to be provided, and therefore the total value of the contract modification, is dependent on the net value of the uranium realized by USEC upon each sale. Net value of the uranium equals the cash proceeds from sales less USEC’s selling and handling costs. The net value from the uranium sale is recorded as deferred revenue. Revenue is recognized in our U.S. government contracts segment as cold shutdown services are provided.

Revenue from U.S. government contracts is based on allowable costs for work performed as determined under government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”). Also refer to “DOE Contract Services Matter” in note 14 to the consolidated condensed financial statements. Revenue from the U.S. government contracts segment includes revenue from our subsidiary NAC International Inc. (“NAC”).

From January 2006 through December 2009, DOE had only approved provisional billing rates based on 2006 budgetary estimates even though updated provisional rates had been submitted based on more current information. We have finalized and submitted to DOE Incurred Cost Submissions for Portsmouth and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008 and 2009. Based on the results of our Incurred Cost Submissions for those years, we believe that additional amounts can be billed and revenue of approximately $2.3 million may be recognizable. There is also the potential for additional revenue to be recognized related to our valuation allowances pending the outcome of DCAA audits and DOE reviews.  However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes arise from time to time. Issues unique to USEC can arise as a result of our history of being privatized from the U.S. government and our lease and other contracts with DOE. We bill certain pension and postretirement benefit costs to DOE pursuant to an advance agreement with DOE that addresses issues unique to USEC’s privatization. In response to an issue raised by DOE's Contracting Officer, during the second quarter of 2010, we and DOE agreed to certain adjustments to the actuarial calculations of the pension cost we previously claimed, which had the effect of reducing the potential unrecognized revenue related to our Incurred Cost Submissions described above from $8.8 million at December 31, 2009 to $2.3 million. Although we believed that DOE was in agreement with these adjustments, further DOE inquiries have been made since the second quarter and we have responded, but certain amounts remain unpaid.

In addition to the amount mentioned above of potential unrecognized revenue that has not been billed, $31.2 million of unbilled receivables have been recorded and $6.5 million of past due receivables related directly to DOE or DOE contractors remain on our consolidated balance sheet as of September 30, 2010.

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

We provide for the remainder of our supply mix from the Paducah GDP. The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with the Tennessee Valley Authority (“TVA”) that expires May 31, 2012. Under the terms of our contract with TVA, beginning September 1, 2010, we began to buy 1,650 megawatts instead of the 2,000 megawatts we had been purchasing in non-summer months since 2007. The reduction in power purchased should not negatively affect plant efficiency. In addition, we continue to evaluate our TVA load profile and production requirements through the end of the contract period with a goal of optimizing power purchases and decreasing our exposure to TVA fuel cost volatility. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has imposed an average increase over base contract prices of about 9% in the nine months ended September 30, 2010, compared to annual amounts of 6% in 2009, 15% in 2008 and 8% in 2007. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which are substantially influenced by coal and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the extent of the impact is uncertain given volatile energy prices and electricity demand.

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

Significant reductions in expenditures related to American Centrifuge technology for the nine months ended September 30, 2010, compared to 2009, reflect the demobilization of the American Centrifuge project in the latter half of 2009. Cumulative expenditures as of September 30, 2010, as well as in the nine-month periods, follow (in millions):

	Nine Months Ended September 30,		Cumulative as of September 30,
	2010	2009	2010
Amount expensed (A)	$78.6	$93.4	$738.2
Amount capitalized (B)	91.4	327.2	1,139.7
Total ACP expenditures, including accruals (C)	$170.0	$420.6	$1,877.9

(A)Expense included as part of Advanced Technology Costs.
(B)Amounts capitalized as part of property, plant and equipment total $1,086.4 million as of September 30, 2010, including capitalized interest of $68.4 million. Prepayments to suppliers for services not yet performed totaled $34.1 million as of September 30, 2010.

(C)Total ACP expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes $9.5 million of accruals at September 30, 2010.

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

As previously discussed under “– Overview – American Centrifuge Plant Update,” DOE and USEC announced in August 2009 an agreement to delay a final review of our loan guarantee application. Since that time, we significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project and have worked to address the technical and financial concerns raised by DOE. We submitted an update to our application in July 2010 and in late October 2010, we were informed by DOE that it has largely completed its initial technical review of our application and is proceeding to the next stage of the loan guarantee process. DOE provided us with a draft term sheet that will serve as the framework for discussions with DOE. Completion of due diligence by DOE and negotiation of terms and conditions with DOE are the next steps toward the potential issuance of a conditional commitment and we will be working with DOE to complete those in an expeditious manner. In parallel, we continue limited manufacturing, assembling and operating of centrifuge machines in the lead cascade test program and ongoing development efforts. Based on a probability-weighted analysis, we believe that future cash flows from the ACP will exceed our capital investment. Since we believe our capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. We will continue to evaluate this assessment as conditions change.

For a discussion regarding financing for the American Centrifuge project, see “Management’s Discussion and Analysis – Liquidity and Capital Resources.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Item 1A, “Risk Factors” of this report and our 2009 Annual Report on Form 10-K.

Advanced Technology Costs – MAGNASTOR™

Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR dual-purpose dry storage system for spent fuel. In February 2009, MAGNASTOR was added to the NRC’s list of dry storage casks approved for use under a general license. MAGNASTOR has the largest storage capacity of any cask system approved to date. NAC continues to seek license amendments for the expanded use of the technology and expects to submit a license application for the MAGNASTOR transportation cask system, MAGNATRAN™, later this year.

Results of Operations – Three and Nine Months Ended September 30, 2010 and 2009

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

The following table presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2010	2009	Change	%
LEU segment
Revenue:
SWU revenue	$404.2	$467.0	$(62.8)	(13)%
Uranium revenue	79.3	26.2	53.1	203%
Total	483.5	493.2	(9.7)	(2)%
Cost of sales	451.4	461.3	9.9	2%
Gross profit	$32.1	$31.9	$0.2	1%

U.S. government contracts segment
Revenue	$81.1	$56.1	$25.0	45%
Cost of sales	75.2	48.8	(26.4)	(54)%
Gross profit	$5.9	$7.3	$(1.4)	(19)%

Total
Revenue	$564.6	$549.3	$15.3	3%
Cost of sales	526.6	510.1	(16.5)	(3)%
Gross profit	$38.0	$39.2	$(1.2)	(3)%

	Nine Months Ended September 30,
	2010	2009	Change	%
LEU segment
Revenue:
SWU revenue	$1,001.8	$1,266.2	$(264.4)	(21)%
Uranium revenue	164.5	150.2	14.3	10%
Total	1,166.3	1,416.4	(250.1)	(18)%
Cost of sales	1,077.2	1,268.1	190.9	15%
Gross profit	$89.1	$148.3	$(59.2)	(40)%

U.S. government contracts segment
Revenue	$202.7	$152.8	$49.9	33%
Cost of sales	183.0	142.3	(40.7)	(29)%
Gross profit	$19.7	$10.5	$9.2	88%

Total
Revenue	$1,369.0	$1,569.2	$(200.2)	(13)%
Cost of sales	1,260.2	1,410.4	150.2	11%
Gross profit	$108.8	$158.8	$(50.0)	(31)%

Revenue

The volume of SWU sales declined 17% in the three months and 24% in the nine months ended September 30, 2010, compared to the corresponding periods in 2009, reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 4% in both the three and nine months ended September 30, 2010, compared to the corresponding periods in 2009, reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.

The volume of uranium sold increased 273% in the three months and 33% in the nine months ended September 30, 2010 compared to the corresponding periods in 2009. The average price declined 19% in the three-month period and 18% in the nine-month period. Sales volumes reflect the timing of customer orders and average prices reflect the particular price mix of contracts under which uranium was sold.

Revenue from the U.S. government contracts segment increased $25.0 million in the three months and $49.9 million in the nine months ended September 30, 2010, compared to the corresponding periods in 2009, primarily due to additional cold shutdown services performed at the Portsmouth GDP and contract fee recognition on certain contracts.

Cost of Sales

Cost of sales for the LEU segment declined $9.9 million in the three months and $190.9 million in the nine months ended September 30, 2010, compared to the corresponding periods in 2009, primarily due to lower SWU sales volumes.

Cost of sales per SWU was 3% higher in the three months ended September 30, 2010 compared to the corresponding period in 2009. Cost of sales was reduced by $2.2 million in the third quarter of 2010 due to a net reduction in projected lease turnover costs resulting from the return of certain Portsmouth GDP facilities to DOE in September 2010. Excluding the effect of this change in estimate, cost of sales per SWU was 4% higher in the three months ended September 30, 2010 compared to the corresponding period in 2009.

Cost of sales per SWU was 4% higher in the nine months ended September 30, 2010 compared to the corresponding period in 2009. Cost of sales and other long-term liabilities were reduced by $7.8 million in the second quarter of 2010 due to a change in estimate of our share of future demolition and severance costs for a power plant that was built to supply power to the Paducah GDP.  DOE is obligated to pay the owner/operator of the plant a portion of such costs (net of salvage credits including the value of land) and we are obligated under our lease agreement with DOE to fund such payments except for portions attributable to power consumed by DOE. In addition, there was a charge to cost of sales of $11.4 million in the second quarter of 2009 for an increase in the estimated unit disposal cost of depleted uranium. Excluding the effects of these changes and the $2.2 million reduction in lease turnover costs described above, cost of sales per SWU was 6% higher in the nine months ended September 30, 2010 compared to the corresponding period in 2009.

Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. An increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods. Production costs are also allocated to uranium from underfeeding based on its net realizable value, and the remainder is allocated to SWU inventory costs.

In the nine months ended September 30, 2010, production costs increased $3.6 million (or 1%) and production volume increased 2% compared to the corresponding period in 2009. The cost of electric power increased by $4.5 million (or 1%) in the nine-month period due to a 1% increase in the average cost per megawatt hour.

We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract declined $17.6 million in the nine months ended September 30, 2010 compared to the corresponding period in 2009, reflecting decreased volume due to the timing of deliveries partially offset by an 8% increase in the market-based unit purchase cost.

Cost of sales for the U.S. government contracts segment increased $26.4 million in the three months and $40.7 million in the nine months ended September 30, 2010, compared to the corresponding periods in 2009, primarily due to additional cold shutdown services performed at the Portsmouth GDP.

Gross Profit

Gross profit declined $1.2 million in the three months ended September 30, 2010 compared to the corresponding period in 2009. Our gross profit margin was 6.7% in the three months ended September 30, 2010, compared to 7.1% in the corresponding period in 2009. Gross profit for the LEU segment increased $0.2 million in the three-month period due to the higher average SWU selling price and the increase in uranium sales volume, offset by the lower average uranium selling price and higher unit costs for both SWU and uranium.

Gross profit declined $50.0 million in the nine months ended September 30, 2010 compared to the corresponding period in 2009. Our gross profit margin was 7.9% in the nine months ended September 30, 2010, compared to 10.1% in the corresponding period in 2009. Gross profit for the LEU segment declined $59.2 million in the nine-month period due to higher unit costs for SWU and uranium and the lower average uranium selling price, partially offset by the higher average SWU selling price.

Gross profit for the U.S. government contracts segment declined $1.4 million in the three months and increased $9.2 million in the nine months ended September 30, 2010, compared to the corresponding period in 2009, reflecting contract fee recognition on certain contracts on a year to date basis.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2010	2009	Change	%
Gross profit	$38.0	$39.2	$(1.2)	(3)%
Special charge for workforce reduction	-	2.5	2.5	100%
Advanced technology costs	28.6	31.7	3.1	10%
Selling, general and administrative	14.0	14.0	-	-
Other (income)	(12.4)	-	12.4	-
Operating income (loss)	7.8	(9.0)	16.8	187%
Preferred stock issuance costs	4.8	-	(4.8)	-
Interest expense	0.3	0.2	(0.1)	(50)%
Interest (income)	(0.2)	(0.2)	-	-
Income (loss) before income taxes	2.9	(9.0)	11.9	132%
Provision (benefit) for income taxes	1.9	(2.8)	(4.7)	(168)%
Net income (loss)	$1.0	$(6.2)	$7.2	116%

	Nine Months Ended September 30,
	2010	2009	Change	%
Gross profit	$108.8	$158.8	$(50.0)	(31)%
Special charge for workforce reduction	-	2.5	2.5	100%
Advanced technology costs	80.3	93.8	13.5	14%
Selling, general and administrative	43.4	45.1	1.7	4%
Other (income)	(32.4)	-	32.4	-
Operating income	17.5	17.4	0.1	1%
Preferred stock issuance costs	4.8	-	(4.8)	-
Interest expense	0.4	1.0	0.6	60%
Interest (income)	(0.4)	(1.2)	(0.8)	(67)%
Income before income taxes	12.7	17.6	(4.9)	(28)%
Provision for income taxes	14.2	8.6	(5.6)	(65)%
Net income (loss)	$(1.5)	$9.0	$(10.5)	(117)%

Special Charge for Workforce Reduction

In August 2009, DOE and USEC agreed to delay a final review of the USEC’s loan guarantee application for the American Centrifuge Plant in Piketon, Ohio. As a result, we began to demobilize the American Centrifuge project in order to preserve liquidity. A workforce reduction of 93 employees was substantially completed by September 2009, resulting in a special charge of $2.5 million for one-time termination benefits consisting of severance payments and short-term health care coverage.

Advanced Technology Costs

Advanced technology costs declined $3.1 million in the three months and $13.5 million in the nine months ended September 30, 2010, compared to the corresponding period in 2009, reflecting the demobilization of the American Centrifuge project in the latter half of 2009.

Advanced technology costs include expenses by NAC to develop and expand its MAGNASTOR storage and transportation technology of $1.7 million in the nine months ended September 30, 2010 and $0.4 million in the corresponding period of 2009.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were flat in the three months and $1.7 million lower in the nine months ended September 30, 2010, compared to the corresponding periods in 2009. Consulting expenses declined $0.9 million in the three-month period and $3.9 million in the nine-month period. Stock-based compensation decreased $0.1 million in the three-month period and increased $0.3 million in the nine-month period. Salaries, other cash-based compensation, and employee benefits increased $1.2 million in the three months and $2.9 million in nine months ended September 30, 2010, compared to the corresponding periods in 2009.

Other (Income)

We reached a cooperative agreement with DOE in March 2010 to provide for pro-rata cost sharing support for continued funding of American Centrifuge activities with a total estimated cost of $90 million. DOE has made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which released encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. In July 2010, surety bonds and related deposits were reduced, and USEC received the $45 million in cash. In the nine months ended September 30, 2010, USEC made qualifying American Centrifuge expenditures of $64.8 million. DOE’s pro-rata share of 50%, or $32.4 million, is recognized as other income in the nine months ended September 30, 2010, including $12.4 million in the three months ended September 30, 2010.

  Preferred Stock Issuance Costs

Issuance costs of $4.8 million related to the investment by Toshiba and B&W were expensed in the quarter ended September 30, 2010. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and recorded at fair value.

Interest Expense and Interest Income

Interest expense increased $0.1 million in the three months ended September 30, 2010, and declined $0.6 million in the nine-month period, compared to the corresponding periods in 2009.  Interest capitalized for American Centrifuge increased from $17.0 million in the nine months ended September 30, 2009 to $20.5 million in the nine months ended September 30, 2010, or an increase of $3.5 million in interest that was not expensed as a period cost.

Interest income was flat in the three months and declined $0.8 million in the nine months ended September 30, 2010, compared to the corresponding periods in 2009, reflecting lower interest rates and average cash balances.

Provision for Income Taxes

The income tax provision was $1.9 million in the three months and $14.2 million in the nine months ended September 30, 2010. The provision for the nine-month period included a one-time charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Act”) signed into law at the end of March, 2010. The charge was due to a reduction in the Company’s deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods. The provision for the nine-month period also included a $0.3 million benefit for the reversal of previously accrued amounts associated with liabilities for unrecognized benefits and a $0.9 million benefit primarily attributable to 2009 research credit adjustments resulting from a study completed in the third quarter of 2010.

Excluding the impact of the Act, the reversal of previously accrued amounts associated with liabilities for unrecognized benefits, and the adjustment for the 2009 research credit, the overall effective tax rate for 2010 is expected to be 70%.  The overall effective tax rate for 2009 was 38%. The increase in the overall effective tax rate is primarily due to a decrease in the federal research credit that expired after 2009, a decrease in expected 2010 income before income taxes compared to 2009, and the non-deductible dividends and issuance costs associated with the Toshiba and B&W investment in the third quarter of 2010. Although we are uncertain if or when the federal research credit will be extended, if it is extended in 2010, we would expect to record an income tax benefit for the federal research credit in an amount in excess of $2 million. Furthermore, the impact of state income taxes on the effective rate increased from 4% to 13% even though the amount of state tax expense is less than the prior year and the rate differential is due to a larger decrease in the overall provision for income taxes as compared to state income taxes from the prior year.

Net Income (Loss)

Net income increased $7.2 million (or $0.07 per share–basic and diluted) in the three months ended September 30, 2010, compared with the corresponding period in 2009, reflecting the after-tax effects of DOE’s pro-rata cost sharing for continued ACP activities and reduced advanced technology expenses, partially offset by the after-tax effect of preferred stock issuance costs.

Net income declined $10.5 million (or $0.09 per share–basic and $0.07 per share–diluted) in the nine months ended September 30, 2010, compared with the corresponding period in 2009, reflecting the after-tax effects of lower unit gross profits in the LEU segment and preferred stock issuance costs, and the tax provision charge of $6.5 million in the first quarter of 2010 related to the effect of changes in tax laws on our deferred tax assets, partially offset by the after-tax effects of an increase in gross profits in the government contracts segment, other income resulting from DOE’s pro-rata cost sharing for continued ACP activities, and reduced advanced technology expenses.

2010 Outlook Update

Based on the financial results of the first nine months of 2010, our view of the anticipated spending pattern for the American Centrifuge project, and our outlook for results for the remainder of the year, we are providing the following earnings and cash flow guidance for full-year 2010.

We expect revenue for 2010 of approximately $2 billion, with revenue from SWU sales expected to be roughly $1.5 billion. This assumes a 3% increase in the average price billed to customers offset by a 9% decrease in SWU volume compared to 2009. Revenue from the sale of uranium is expected to be approximately $200 million dollars. Uranium revenue can be volatile due to deferral of revenue recognition until the uranium sold and delivered is used as the uranium component of LEU. We expect revenue from the U.S. government contracts segment of approximately $275 million. The revenue guidance reflects a modest increase in SWU volumes from our prior guidance, offset by reductions in uranium and U.S. government contracts revenue.

Electric power continues to be the major driver in our cost of sales. Electricity is expected to be about 70% of the cost of SWU production for 2010. Beginning September 1, 2010, we reduced the amount of power we purchase in the non-summer months by 17.5% to 1650 megawatts under our power agreement with TVA. In addition, market-based power purchased during the summer of 2010 was less expensive than our initial forecast, but the fuel cost adjustment in the TVA contract has increased during 2010 and has added 9% to the base rate through September 30, 2010. We produce approximately half of our SWU supply and purchase half from Russia under the Megatons to Megawatts program. Purchases from Russia have cost 8% more in 2010 compared to the previous year.

We use the monthly moving average inventory cost methodology, and our cost of sales continues to reflect higher production and purchase costs rolling through our inventory. These costs have risen at a higher rate than our average price billed to customers, which has caused our gross profit margin to decline over the past three years. We currently anticipate our gross profit margin for 2010 will be approximately 7%.

Spending in 2010 on the American Centrifuge project that is expensed is expected to be approximately $110 million. A cost-sharing arrangement reached with DOE to offset a portion of our American Centrifuge activities provides $45 million under “other income.” Also below the gross profit line, we expect selling, general and administrative expenses to be approximately $60 million, in line with our previous guidance. In addition, our results will be affected by a one-time charge of $6.5 million taken in the first quarter of 2010 related to a change in tax treatment of Medicare Part D reimbursements as a result of health care legislation signed in March 2010.

We expect net income for the full year 2010 to be approximately breakeven, after the impact of expenses related to the American Centrifuge project. At breakeven, small changes to net income can have a substantial effect on the effective federal income tax rate. In addition, the tax treatment for the newly issued preferred equity shares will have the effect of increasing our effective tax rate.

As we approach year-end, significant uncertainty exists in our U.S. government contracts segment that could impact our outlook projections. We have approximately 1,100 employees working at the former Portsmouth plant supporting DOE, its activities and the cold shutdown contract efforts. We are working with DOE and the D&D contractor on an orderly transition of employees to the D&D contractor in January 2011, when work under our existing cold shutdown contract is expected to transition to the D&D contractor. However, because of uncertainty on the scope of work that may continue with DOE, transition to the D&D contractor, as well as our obligation to meet certain site specific regulatory requirements, we are uncertain as to potential severance and other employee related benefits that may need to be accrued at year-end. In addition, $31.2 million of unbilled receivables and $6.5 million of past due receivables related directly to DOE or DOE contractors remain on our consolidated balance sheet as of September 30, 2010, and the timing and amount of recovery are uncertain.

We are building a moderate level of inventory in 2010 for future sales, which has had a negative effect on cash flow from operations. We anticipate cash flow from operations to swing from a positive $30 million in the first nine months of 2010 to a full-year range of breakeven cash generation to $20 million cash used in operations. We also expect capital expenditures related to the American Centrifuge Plant for 2010 to total approximately $100 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect our results are:

•	Changes to the electric power fuel cost adjustment from our current projection;

•	The timing of recognition of previously deferred revenue, particularly related to the sale of uranium;

•	Changes to planned spending on the American Centrifuge project;

•	Movement and timing of customer orders;

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers;

•	Economics of underfeeding the production process at the Paducah GDP to make additional uranium sales; and

•	Actions taken by governmental bodies or agencies.

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

We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of future fuel cost adjustments, which are substantially influenced by coal and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost for power to remain above the base energy prices, but the impact is uncertain given volatile energy prices and electricity demand. In 2010, a change of one percentage point in the average annual fuel cost adjustment would change our annual costs for electric power by an estimated $4 to $5.5 million.

We expect our cash, internally generated cash from our LEU and government services operations, our new term loan of $85 million, and available borrowings under our revolving credit facility will provide sufficient cash to meet our cash needs for at least 12 months. Additional funds may be necessary sooner than we currently anticipate if we are not successful in our efforts to reduce spending and conserve cash or in the event of unanticipated payments to suppliers, increases in financial assurance, any shortfall in our estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses. However, we could further reduce our anticipated spending on the American Centrifuge project to an asset maintenance level, providing additional flexibility to address unanticipated cash requirements. We need significant additional financing to complete construction of the American Centrifuge Plant and we have reduced the scope of project activities that were underway in 2009 until we have that financing.

On May 25, 2010, we announced that Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company, an affiliate of The Babcock & Wilcox Company (“B&W”), signed a definitive agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W will each invest $100 million in USEC over three phases, each of which is subject to specific closing conditions.  Closing for the first phase occurred on September 2, 2010 and USEC received $75 million. For their investment, the companies received convertible preferred stock as well as warrants to purchase shares of common stock, which will be exercisable in the future. We intend to use the funds for general corporate purposes and for investment in the American Centrifuge Plant. The initial phase investment helps USEC continue deployment of the American Centrifuge Plant during 2010. Additional details are provided in “Overview–Investment by Toshiba and B&W” and below under “–Capital Structure and Financial Resources.”

We do not believe public market financing for a large capital project deploying innovative technology such as American Centrifuge is available given current financial market conditions. We believe a loan guarantee under the DOE Loan Guarantee Program is essential to raising the capital needed to complete the American Centrifuge Plant. In July 2008, we applied to the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the American Centrifuge Plant. We submitted an update to our application in July 2010. In late October 2010, we were informed by DOE that it has largely completed its initial technical review of our application and is proceeding to the next stage of the loan guarantee process. DOE provided us with a draft term sheet that will serve as the framework for discussions with DOE. Completion of due diligence by DOE and negotiation of terms and conditions with DOE are the next steps toward the potential issuance of a conditional commitment and we will be working with DOE to complete those in an expeditious manner. However, funding under a DOE loan guarantee will only occur following conditional commitment, final documentation and satisfaction of conditions to funding, which are subject to uncertainty.

In addition, to complete the project, we will require additional capital beyond the $2 billion DOE loan guarantee, proceeds from the investment from Toshiba and B&W, and internally generated cash flow. In order to obtain a DOE loan guarantee, we will need to demonstrate that sufficient capital is available to complete the project. We have initiated discussions with Japanese export credit agencies regarding financing a portion of the cost of building the plant. However, we have no assurance that they will be willing to provide the financing needed and on what terms.

We have been working with our suppliers to update the scope, cost and schedule to build the ACP. In August 2010, we announced our estimated cost of approximately $2.8 billion to complete the American Centrifuge project from the point of closing on financing. This estimate includes AC100 machine manufacturing and assembly, EPC and related balance-of-plant work, start-up and initial operations, and project management. We believe we have reduced significant risk in the American Centrifuge project since our initial baseline project budget in 2008 and our new cost estimate is based on a significantly more mature project scope.

The $2.8 billion estimate is a go-forward cost estimate and does not include our investment to date, spending from now until closing on financing needed to complete the plant, overall project contingency, financing costs or financial assurance. Until potential financial closing, we expect to continue to invest at a rate consistent with our anticipated spending indicated in our outlook for the remainder of 2010, while taking into account our anticipated cash flow from operations and other available liquidity. We are currently evaluating the appropriate level for the overall project contingency taking into account the level of risk given the maturity of the project.  We are also evaluating the financing costs and financial assurance required for the project, which will be affected by, among other things, the overall financing plan for the project, the amount of the credit subsidy cost for any DOE loan guarantee, and the amount and sources of the additional financing we need to complete the project. We continue to work with suppliers to refine our estimates and seek reductions in the project cost.

We expect to fund continued spending on the ACP through the closing on a DOE loan guarantee through the proceeds from the first two phases of the investment from Toshiba and B&W and through our cash flow from existing operations, including the $45 million of cost sharing provided by DOE under the cooperative agreement entered into in March 2010.

We are seeking to fund the additional $2.8 billion of costs to complete the American Centrifuge project and additional amounts that are needed to cover overall project contingency, financing costs and financial assurance through a combination of the $2 billion of DOE loan guarantee funding for which we have applied, the proceeds from the third phase of the investment from Toshiba and B&W of $75 million, additional funding from Japanese export credit agencies and/or other third parties, cash on hand and prospective cash flow from existing USEC operations, and prospective reinvested project cash. Many of these sources of capital are inter-related. For example, the third phase of investment from Toshiba and B&W is contingent upon the closing of a DOE loan guarantee and in order to close on a DOE loan guarantee we will need to demonstrate that all sources of capital needed to complete the project are available. We have no assurance that we will be successful in raising this capital.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2010	2009
Net Cash Provided by (Used in) Operating Activities	$30.0	$319.4
Net Cash (Used in) Investing Activities	(74.9)	(401.4)
Net Cash Provided by (Used in) Financing Activities	59.7	(97.2)
Net Increase (Decrease) in Cash and Cash Equivalents	$14.8	$(179.2)

Operating Activities

Payables under the Russian Contract increased $96.6 million in the nine months ended September 30, 2010, due to the timing of deliveries, representing additions to inventory that did not require a cash outlay. Net inventories increased $53.9 million representing higher power costs and lower sales.

Investing Activities

Capital expenditures were $123.0 million in the nine months ended September 30, 2010, compared with $363.2 million in the corresponding period in 2009. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. Cash collateral deposits totaling $48.1 million were returned to us following (a) the signing of our new revolving credit facility in February 2010 and (b) the transfer of certain depleted uranium to DOE in support of a pro-rata cost sharing arrangement for continued funding of American Centrifuge activities.

Financing Activities

At the first closing of the investment by Toshiba and B&W in September 2010, we received $75.0 million and the investors received a total of 75,000 shares of 12.75% convertible preferred stock and warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share.

Borrowings and repayments under the revolving credit facility totaled $38.3 million in the nine months ended September 30, 2010. We plan to borrow on the revolving credit facility from time to time based on the timing of our working capital needs. A new term loan of $85 million was funded October 8, 2010 as part of our new credit facility agreement.

There were 115.2 million shares of common stock outstanding at September 30, 2010, compared with 113.4 million at December 31, 2009, an increase of 1.8 million shares (or 2%).

Working Capital
	September 30,	December 31,
	2010	2009
	(millions)
Cash and cash equivalents	$146.1	$131.3
Accounts receivable, net	228.0	191.4
Inventories, net	885.7	831.8
Other current assets and liabilities, net	(328.1)	(267.5)
Working capital	$931.7	$887.0

Capital Structure and Financial Resources

At September 30, 2010, our long-term debt consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014. These notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. We may, from time to time, agree to exchange a portion of our convertible notes for shares of our common stock prior to their maturity in privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions, taking into account our stock price as it relates to the conversion ratio and any potential interest cost savings. The amounts involved, individually or in the aggregate, may be material. We are restricted under our credit facility from repurchasing the notes for cash.

On September 2, 2010, the first closing of $75 million occurred under the Securities Purchase Agreement dated as of May 25, 2010 between USEC, Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”).  Toshiba assigned its rights and obligations to purchase securities under the agreement to Toshiba America Nuclear Energy Corporation, a subsidiary of Toshiba.

 At the first closing, the investors purchased 75,000 shares of Series B-1 12.75% Convertible Preferred Stock, par value $1.00 per share (“Series B-1 Preferred”), and warrants to purchase 6.25 million shares of Class B Common Stock, par value $.10 per share (“Class B Common”), at an exercise price of $7.50 per share. The creation of the Class B Common will require USEC stockholder approval, so the warrants will, in lieu thereof, until such USEC stockholder approval and related regulatory approvals have been obtained, be exercisable for 6,250 shares of a newly created Series C Convertible Participating Preferred Stock, par value $1.00 per share, at an exercise price of $7,500.00 per share.

The purchase agreement provides for our issuance and sale to the investors, for an aggregate amount of $200 million, in three phases subject to various terms and conditions, (1) shares of Series B-1 Preferred, (2) shares of Series B-2 11.5% Convertible Preferred Stock, par value $1.00 per share, and (3) warrants to purchase up to 12.5 million shares of a Class B Common at an exercise price of $7.50 per share. The transactions will occur in three phases upon the satisfaction at each phase of certain closing conditions. Toshiba and B&W will invest equally in each of the phases in an aggregate amount of $100 million each.

Our debt to total capitalization ratio was 31% at December 31, 2009, and 34% at September 30, 2010 including the convertible preferred stock which is classified as a liability.

Effective October 8, 2010, USEC entered into a Third Amended and Restated Credit Agreement replacing its existing credit agreement.  The amended credit agreement adds an $85 million term loan facility to USEC's existing revolving credit facility.  The total credit facility is now $310 million. As part of the amended credit agreement, $25 million of existing lender commitments was moved from the existing revolving credit facility to the term loan, resulting in aggregate lender commitments under the revolving credit facility of $225 million (previously $250 million). The amended credit agreement increases the letter of credit sublimit to $150 million. The revolving credit facility may be expanded through additional commitments up to an aggregate of $250 million in revolving credit commitments (previously up to $350 million).  The amended credit agreement also provides that USEC may increase the amount of the term loan from $85 million up to $100 million, subject to USEC obtaining additional commitments. As a result, the total credit facility could be expanded through additional commitments and term loans up to $350 million.

The term loan is 100% funded as of October 8, 2010, and was issued with an original issue discount of 2% and will bear interest, at our election, at either:

•
the greater of (1) the JPMorgan Chase Bank prime rate (with a floor of 3%) plus 6.5%, (2) the federal funds rate plus ½ of 1% (with a floor of 3%) plus 6.5%, or (3) an adjusted 1-month LIBO Rate plus 1% (with a floor of 3%) plus 6.5%; or

•	the adjusted LIBO Rate (with a floor of 2%) plus 7.5%.

The interest rate on outstanding borrowings under the revolving credit facility is unchanged and, at our election, is either:

•
the sum of (1) the greater of a) the JPMorgan Chase Bank prime rate, b) the federal funds rate plus ½ of 1%, or c) an adjusted 1-month LIBO Rate plus 1% plus (2) a margin ranging from 2.25% to 2.75% based upon availability, or

•	the sum of the adjusted LIBO Rate plus a margin ranging from 4.0% to 4.5% based upon availability.

The credit facility matures on May 31, 2012.  The term loan is subject to mandatory prepayment consistent with the existing credit agreement. The term loan may be prepaid voluntarily subject to a prepayment fee of 2% of the amount if prepaid before October 8, 2011 and 1% of the amount if prepaid after October 8, 2011 but prior to January 1, 2012.

The credit facility is available to finance working capital needs and general corporate purposes. Commitments under the syndicated bank credit facility are secured by assets of USEC Inc. and our subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities.

Utilization of our $250 million revolving credit facility at September 30, 2010 (prior to it being amended October 8, 2010) and our former $400 million revolving credit facility at December 31, 2009 follows (in millions):
	September 30,	December 31,
	2010	2009
Short-term borrowings	$-	$-
Letters of credit	42.6	45.4
Available credit	207.4	295.5

Borrowings under the credit facilities are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit. The revolving credit facilities contain various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings. As of September 30, 2010 and December 31, 2009, we had met all of the reserve provision requirements by a large margin. As of September 30, 2010 and December 31, 2009, we were in compliance with all of the various customary operating and financial covenants included in each credit facility.

Under the terms of the credit facility, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when Availability (as defined in the amended credit agreement) falls below certain thresholds, the amended credit agreement  permits us to spend up to $165 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project. Under this provision, the $45 million made available by DOE pursuant to a cooperative agreement entered into with USEC in March 2010 for continued American Centrifuge activities is not restricted by the credit facility or counted towards the ACP Spending Basket. In addition to the ACP Spending Basket, the credit facility also permits the investment in the American Centrifuge project of net proceeds from additional capital raised by us (such as the investment from Toshiba and B&W), subject to certain provisions and certain limitations when Availability falls below certain thresholds. If we are unable to raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket would necessitate further reductions in spending on the American Centrifuge project.

The credit facility includes provisions permitting transfer of assets related to the American Centrifuge project to enable USEC to separately finance the American Centrifuge project. The USEC subsidiaries created to carry out future commercial American Centrifuge activities will not be guarantors under the credit facility, and their assets will not be pledged as collateral.

Borrowings under the revolving credit facility are subject to limitations based on established percentages of qualifying assets pledged as collateral to the lenders, such as eligible accounts receivable and USEC-owned inventory. The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings if certain requirements are not met. Additional details are provided in our 2009 Annual Report on Form 10-K.

The credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of collateral, and payment of dividends or other distributions. In addition, our current credit facility prohibits our payment of cash dividends or distributions to holders of our common stock. However, as described in Item 1A, “Risk Factors,” in our 2009 Annual Report on Form 10-K, the more restrictive nature of the covenants under our current credit facility as compared with our prior $400 million credit facility, combined with the smaller size of the credit facility, makes compliance with the covenants under the credit facility more difficult should we encounter unanticipated adverse events. Complying with these covenants may also limit our flexibility to successfully execute our business strategy. Failure to satisfy the covenants would constitute an event of default under the credit facility.

Default under, or failure to comply with the Russian Contract, the 2002 DOE-USEC Agreement (other than the milestones related to deployment of the American Centrifuge project), the lease of the GDPs or any other material contract or agreement with the DOE, or any exercise by DOE of its rights or remedies under the 2002 DOE-USEC Agreement, would also be considered to be an event of default under the credit facility if it would reasonably be expected to result in a material adverse effect on (i) our business, assets, operations or condition (taken as a whole), (ii) our ability to perform any of our obligations under the credit facility, (iii) the assets pledged as collateral under the credit facility; (iv) the rights or remedies under the credit facility of the lenders or J.P. Morgan as administrative agent; or (v) the lien or lien priority with respect to the collateral of J.P. Morgan as administrative agent.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. Issuance costs of $4.8 million related to the investment by Toshiba and B&W were expensed in the quarter ended September 30, 2010 since the preferred stock is classified as a liability and recorded at fair value. A summary of deferred financing costs for the nine months ended September 30, 2010 follows (in millions):
	December 31, 2009	Expenditures	Amortization	September 30, 2010
Other current assets:
Bank credit facilities	$0.5	$8.4	$(2.6)	$6.3

Deferred financing costs (long-term):
Convertible notes	$10.0	$-	$(1.5)	$8.5
DOE Loan Guarantee application	2.0	-	-	2.0
Deferred financing costs	$12.0	$-	$(1.5)	$10.5

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

A summary of financial assurance, related liabilities and cash collateral follows (in millions):

	Financial Assurance		Long-Term Liability
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Depleted uranium disposition and stored wastes	$189.2	$262.8	$119.2	$155.6
Decontamination and decommissioning of American Centrifuge	22.2	22.2	22.3	21.3
Other financial assurance	17.6	20.4

Total financial assurance	$229.0	$305.4
Letters of credit	42.6	45.4
Surety bonds	186.4	260.0

Cash collateral deposit for surety bonds	$110.2	$158.3

We reached a cooperative agreement with DOE in March 2010 to provide for pro-rata cost sharing support for continued funding of American Centrifuge activities with a total estimated cost of $90 million. DOE made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which released encumbered funds for investment in the American Centrifuge technology that USEC had committed as financial assurance for depleted uranium disposition. The commensurate reduction in the cash collateral deposit is reflected as a reduction in cash used in investing activities.

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

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, and the surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2009 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at September 30, 2010 or December 31, 2009.

New Accounting Standards Not Yet Implemented

We have reviewed recently issued accounting standards that are not yet effective and have determined that none would have a material impact to USEC’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2010, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

USEC has not entered into financial instruments for trading purposes. At September 30, 2010, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $575.0 million. The fair value of the convertible notes, based on the trading price as of September 30, 2010, was $449.2 million.

The estimated fair value of our convertible preferred stock at September 30, 2010 was $75.0 million, and was equal to the liquidation value of $1,000 per share or $75.0 million.

Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:

•	commodity price risk for electric power requirements for the Paducah GDP (refer to “Overview – Cost of Sales” and “Results of Operations – Cost of Sales”),

•
interest rate risk relating to the outstanding term loan and any outstanding borrowings at variable interest rates under our credit facility (refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources”), and

•	interest rate and other market risks relating to the valuation of our convertible preferred stock (refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources”).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

USEC Inc.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to information regarding (a) the U.S. Department of Justice’s investigation of a possible claim relating to USEC’s contracts with the U.S. Department of Energy for the supply of cold standby and other services at the Portsmouth GDP and (b) settlement of a contractor’s claim, reported in note 14 to the consolidated condensed financial statements.

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

We may not be successful in our efforts to obtain a loan guarantee from DOE, which would have a significant impact on the American Centrifuge project and our prospects.

We must raise capital to remobilize and to complete the ACP. We believe a loan guarantee under the DOE Loan Guarantee Program is essential to raising capital needed to complete the American Centrifuge project, including raising additional capital needed from third parties. Therefore, we believe that a loan guarantee is critical to the future of the American Centrifuge project and our prospects. However, we cannot give any assurance that we will receive a DOE loan guarantee at all, in the amount or the timeframe we seek or on terms that we find acceptable.

The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. We applied for $2 billion in funding in July 2008. DOE subsequently reallocated an additional $2 billion in loan guarantee authority to the front-end nuclear facilities loan guarantee solicitation. DOE announced in May 2010 that it has provided Areva, a company that is more than 90% owned by the French government, with a conditional commitment for a loan guarantee from the reallocated funding authority for a proposed plant in the United States. DOE has said that $2 billion in funding for projects in the front end of the nuclear fuel cycle remains available but we have no assurance that a DOE Loan Guarantee will be made available to us.

On August 4, 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application for the ACP. DOE raised several concerns with respect to our loan guarantee application, both financial and technical, that we will be required to address to DOE's satisfaction in order to obtain a loan guarantee. We have been working to address these issues. Our efforts to address DOE’s concerns focused on:

•	Completing a review of our quality assurance program and implementing corrective actions as needed;

•	Startup and operations of the AC100 lead cascade testing program in early 2010 using upgraded production machines to improve DOE’s confidence in the machines’ reliability through consistent operation;

•	Maintaining and demonstrating centrifuge machine manufacturing capability; and

•	Establishing a revised baseline cost and schedule for the project, taking into account the demobilization and remobilization costs and associated delays.

In late October 2010, we were informed by DOE that it has largely completed its initial technical review of our application and is proceeding to the next stage of the loan guarantee process.  DOE provided us with a draft term sheet that will serve as the framework for discussions with DOE. Completion of due diligence by DOE and negotiation of terms and conditions with DOE are the next steps toward the potential issuance of a conditional commitment and we will be working with DOE to complete those in an expeditious manner. However, we have no assurance that we will be successful in reaching an agreement on mutually acceptable terms and conditions or that we will be able to reach an agreement in a timely manner. In addition, funding under a DOE loan guarantee will only occur following conditional commitment, final documentation and satisfaction of conditions to funding, which are subject to uncertainty.

As part of completing its due diligence, DOE will be retaining an independent engineer and other outside advisors to assist in the review of our project. If as a result of these reviews DOE determines that we have not met their technical and financial requirements, our ability to obtain a loan guarantee could be jeopardized. Any issues or concerns that are raised as part of the additional due diligence could also affect the terms and conditions that are required in order for us to obtain a loan guarantee.  We may be asked to agree to terms that are difficult to achieve or that cannot be achieved in the timeframe we need. We may also be asked to agree to conditions that limit our flexibility with respect to the American Centrifuge project or that increase the cost of the project. In addition, if any new issues or concerns arise with respect to the ACP technology or financing, the likelihood of obtaining a DOE loan guarantee could be adversely affected.

We also cannot give any assurances that we will be able to demonstrate to DOE that we can obtain the capital needed to complete the project. Additional capital beyond the $2 billion of DOE loan guarantee funding that we have applied for and our internally generated cash flow will be required to complete the project. The amount of additional capital that we will need will depend on a variety of factors, including our estimate of the total cost to complete the project, the input we receive from our suppliers as part of our ongoing negotiations, the length of the demobilization, and efficiencies and other cost savings that we are able to achieve. In order to obtain a DOE loan guarantee, we will have to demonstrate that sufficient capital is available to complete the project.

In 2009, we have significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project because of a lack of progress in obtaining a loan guarantee and uncertainty of funding. If we determine that we do not see a path forward to the receipt of loan guarantee funding or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee, or for other reasons, including as needed to preserve our liquidity, we may reduce spending and staffing on the project even further or might be forced to take other actions, including terminating the project. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

Even if we are successful in obtaining a conditional commitment for a loan guarantee from DOE, we may be unable to meet any or all required conditions to funding or to reach agreement on acceptable terms, including credit subsidy cost,  which would have a significant impact on the American Centrifuge project and our prospects.

A conditional commitment represents only one step in obtaining a loan guarantee from DOE.  Final approval and issuance of a loan guarantee would be subject to completion of final agreements, continuing due diligence by DOE, and satisfaction of conditions, some of which could be significant.  These conditions could include technical conditions to address or mitigate known or perceived technology risks and financial conditions to address or mitigate known or perceived funding or cost overrun risks, which may be difficult to achieve to DOE’s satisfaction.

Our ability to satisfy these conditions could be affected by risks related to, among other things, the availability of sufficient capital to complete the project, supplier performance including our ability to demonstrate component and machine production and installation rates, unforeseen technical problems, our ability to meet DOE’s technical requirements including with respect to machine performance and reliability, our ability to negotiate satisfactory fixed or maximum cost contracts with our suppliers, our ability to successfully enter into sufficient contracts for the output of the American Centrifuge plant, and unanticipated cost increases.

We may not have an agreement with respect to credit subsidy cost or other key terms at the time of conditional commitment.  The amount of the credit subsidy cost is affected by the perceived credit risk of the project and could be substantial and make the project uneconomic.

We have entered into a securities purchase agreement with two investors, Toshiba Corporation and Babcock & Wilcox Investment Company, pursuant to which the investors will make a strategic investment in USEC of $200 million in three phases. If we fail to consummate the remaining two phases of the transactions contemplated by the securities purchase agreement, we may be unable to raise capital from alternative sources, and our business and prospects may be substantially harmed.

On May 25, 2010, we entered into a securities purchase agreement (the “Purchase Agreement”) with two investors, Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), pursuant to which the investors agreed to purchase, in three phases and for an aggregate amount of $200 million, shares of a newly created series of preferred stock and warrants to purchase shares of a newly created series of preferred stock or class of common stock (the “Transactions”).  On September 2, 2010, the first closing of $75.0 million occurred under the Purchase Agreement. The remaining two phases of the Transactions ($125.0 million) are subject to significant closing conditions, including the conditions listed in the risk factor below.  As a result, the remaining Transactions may not be completed in a timely manner or at all.

If the remaining Transactions are not completed on time or at all for any reason, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•	We have incurred and will incur significant costs and expenses relating to the Transactions, whether or not the remaining Transactions are completed;

•
Matters relating to the Transactions require substantial commitments of time and resources by our management, whether or not the remaining Transactions are completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us, including pursuing other strategic options or sources of capital;

•
The second closing of the Transactions is conditioned on our obtaining a conditional commitment for a loan guarantee of not less than $2 billion from DOE.  The securities purchase agreement may be terminated by any party if the second closing does not occur by June 30, 2011.  If the second closing is not consummated, our ability to continue to spend on the American Centrifuge project will be limited and our anticipated sources of near term liquidity could be affected;

•
Our loan guarantee application includes the $200 million investment as part of the sources of funds for the American Centrifuge project.  The strategic investment was also intended in part to address financial concerns of the DOE with respect to the ability of the American Centrifuge project to mitigate cost and other risk.  If the remaining Transactions are not consummated or are delayed significantly, this would adversely affect our ability to obtain a loan guarantee (which is a condition to the third closing);

•
We need significant additional financing to complete construction of the American Centrifuge Plant beyond the DOE loan guarantee and the proceeds of the Transactions, and we will need to demonstrate the availability of that funding in order to obtain the DOE loan guarantee (which is a condition of the third closing).  We have initiated discussions with Japanese export credit agencies (ECAs) for additional financing.  Our ability to obtain Japanese ECA financing is highly dependent on the strategic investment by Toshiba. If the remaining Transactions are not consummated or are delayed significantly and our ability to obtain Japanese ECA financing is adversely affected, this will subsequently adversely affect our ability to obtain a DOE loan guarantee, consummate the third closing and complete the American Centrifuge project; and

•
If the remaining Transactions are not consummated, we may be unable to raise capital from alternative sources on terms favorable to us, if at all.  If the remaining Transactions are not consummated or are delayed significantly and we are unable to raise capital from alternative sources, our business and prospects (including the American Centrifuge project) may be substantially harmed and our stock price may decline.

We cannot provide any assurance that the remaining Transactions will be completed, that there will not be a delay in the completion of the remaining Transactions or that all or any of the anticipated benefits of the Transactions will be achieved. In the event the remaining Transactions are materially delayed for any reason, our business and prospects may be substantially harmed.

Completion of the remaining Transactions is subject to significant closing conditions, including governmental approvals and other conditions that may be difficult to obtain and are outside of our control.

      The completion of the remaining Transactions is subject to significant closing conditions, many of which may be difficult to obtain and are outside our control.

The third closing is subject to the receipt of governmental approvals and determinations from the U.S. Nuclear Regulatory Commission (“NRC”), the U.S. Department of Energy (“DOE”) and other relevant authorities related to foreign ownership, control, or influence (“FOCI”) and other matters. As a result of the ownership interests that the investors will obtain in connection with the third closing, DOE and/or NRC may require that we agree to mitigation measures (such as entering into a negation plan with the agencies) to assure that the investment from Toshiba does not result in FOCI. Under the securities purchase agreement, the parties are obligated to reasonably cooperate in obtaining these approvals; however, any negation action plan proposed to be applied to any investor must be reasonably acceptable to that investor and must not materially restrict certain rights of the investor intended to be provided to such investor under the Transaction documents.  We cannot assure you that any negation action plans or other mitigation measures required by NRC or DOE will be reasonably acceptable.  While we have received confirmation from the NRC that NRC consent is not required for the first and second closings, we cannot assure you that the NRC and DOE will provide the approvals necessary for the third closing on a timely basis or at all, which could have the effect of preventing or delaying completion of the Transactions or imposing additional costs on us.

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

The Transactions are also subject to significant conditions tied to our progress in obtaining a DOE loan guarantee for the American Centrifuge project.  The obligations of the investors at the second closing of the Transactions is conditioned upon USEC having entered into a loan guarantee conditional commitment in an amount not less than $2 billion for the American Centrifuge project with DOE.  The obligations of the investors at the third closing of the Transactions is conditioned upon USEC achieving closing on a DOE loan guarantee in an amount not less than $2 billion for the American Centrifuge project. Our ability to satisfy these conditions and to obtain a loan guarantee is subject to significant uncertainty as described in the risk factor “We may not be successful in our efforts to obtain a loan guarantee from DOE, which would have a significant impact on the American Centrifuge project and our prospects.”  In order to obtain a loan guarantee, we will have to demonstrate that any additional capital needed to complete the American Centrifuge project is available.

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

     The second and third closings are also subject to other customary conditions to closing, including compliance with covenants, the accuracy of representations and warranties in the securities purchase agreement (including the absence of any action or proceeding by DOE under the 2002 DOE-USEC Agreement that has resulted or reasonably could be expected to result in a recommendation to exercise remedies), and that no material adverse effect shall have occurred with respect to USEC.

   There are outside dates tied to the satisfaction of these conditions of June 30, 2011 for the second closing and December 31, 2011 (subject to a one year extension in certain circumstances) for the third closing. If these outside dates are not extended, a significant delay in satisfying conditions to closing could give a party a right to terminate the securities purchase agreement.  As discussed above, the failure to complete the Transactions could negatively impact our business and prospects.

If the second or third closing does not occur by the relevant outside date, and the condition is not waived by the parties, each of Toshiba and B&W must elect to either convert its shares of preferred stock into a new class of common stock (or a new class of preferred stock) or to sell its shares of preferred stock pursuant to an orderly sales arrangement. The orderly sales arrangement includes conversion of the preferred stock into ordinary common stock at the time of the sale. Until the receipt of stockholder approval, any issuance of common stock, including as a result of the conversion or sale of preferred stock issued pursuant to the Transactions, is limited in the aggregate to the total number of shares that may be issued in compliance with the NYSE listing requirements.  If the conversion or sale of all of the preferred stock would result in an issuance of common stock in excess of the NYSE limitations, then not all the preferred stock could be converted or sold and some preferred stock would remain outstanding. At the later of December 31, 2012 or one year following the applicable date of the failure to close, we would be required to redeem any remaining outstanding shares of preferred stock held by Toshiba or B&W for cash or SWU, which could harm our financial condition.

If Toshiba or B&W convert or sell their preferred shares or exercise their warrants, our stockholders may be diluted and our stock price may be negatively impacted.

Following the first closing of the Transactions, Toshiba and B&W now hold shares of newly created preferred stock and warrants to purchase shares of a newly created series of preferred stock or class of common stock. Such shares are convertible into a newly created class of common stock at the market price at the time of conversion at the election of the holder at any time after the third closing. Any remaining shares of preferred stock outstanding on December 31, 2016 will be automatically converted into the new class of common stock (or a new class of preferred stock) at the market price. In addition, such shares of preferred stock are convertible if the second or third closing of the Transactions does not occur by the relevant outside date as described above. If the failure to close is due to a material breach by us, the preferred stock is convertible at a 10% premium. The conversion of preferred stock or exercise of warrants may result in substantial dilution to our existing stockholders. Additionally, any sales by the investors could adversely affect prevailing market prices of our common stock.  The potential for such dilution or adverse stock price impact may encourage short selling by market participants. Additional information about the Transactions and the conversion and other rights related to the preferred stock and warrants to be issued in the Transactions can be found in the Current Reports on Form 8-K filed by us on May 25, 2010 and September 2, 2010.

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

Apart from a DOE loan guarantee and the strategic investment by Toshiba and B&W, deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.

We cannot assure you that we will be able to attract the capital we need to complete the American Centrifuge project in a timely manner or at all. Factors that could affect our ability to obtain financing or the cost of such financing include:

•	our ability to get loan guarantees or other support from the U.S. government,

•
our ability to meet the closing conditions of the second and third phases of the $200 million strategic transaction with Toshiba and B&W and to otherwise address the financial concerns identified by DOE,

•	the success of any discussions with Japanese export credit agencies regarding financing for the American Centrifuge project, including our dependency on Toshiba’s support for these discussions,

•	the success of our demonstration of the American Centrifuge technology and our ability to address the technical concerns and risks identified by DOE,

•	the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant (described below),

•	our ability to secure a sufficient number of long-term SWU purchase commitments from customers on satisfactory terms, including adequate prices,

•	the level of success of our current operations,

•	SWU prices,

•	USEC’s perceived competitive position and investor confidence in our industry and in us,

•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements,

•	additional downgrades in our credit rating,

•	market price and volatility of our common stock,

•	general economic and capital market conditions,

•	conditions in energy markets,

•	regulatory developments,

•	our reliance on LEU delivered to us under the Russian Contract and uncertainty regarding prices and deliveries under the Russian Contract, and

•	restrictive covenants in the agreements governing our credit facility and in our outstanding notes and any future financing arrangements that limit our operating and financial flexibility.

We have demobilized the American Centrifuge project and increased costs and cost uncertainty could adversely affect our ability to finance and deploy the American Centrifuge Plant.

Based on our work with suppliers to date, we estimate the cost to complete the American Centrifuge project from the point of closing on financing will be approximately $2.8 billion. This estimate includes AC100 machine manufacturing and assembly, EPC and related balance-of-plant work, start-up and initial operations, and project management. The $2.8 billion estimate is a go-forward cost estimate and does not include our investment to date, spending from now until financial closing, overall project contingency, financing costs or financial assurance. Until potential financial closing, we expect to continue to invest at a rate consistent with our anticipated spending indicated in our outlook for the remainder of 2010, while taking into account our anticipated cash from operations and other available liquidity.

We are currently evaluating the appropriate level for the overall project contingency taking into account the level of risk given the maturity of the project.  The amount of overall project contingency is not included in our $2.8 billion go-forward cost estimate and could affect the amount of capital that we will need to raise to complete the project. Factors that can affect the level of contingency include, among other things: the risk of the project, including the structure of contracts with suppliers and expectation regarding the potential transition to fixed cost contracts; the overall cost of the project; other risks perceived by lenders to the project; and the maturity of the project.

We are also evaluating the financing costs and financial assurance required for the project, which are also not included in our $2.8 billion go-forward cost estimate.  Factors that can affect the financing costs and financial assurance include, among other things: the overall financing plan for the project, the amount of the credit subsidy cost for any DOE loan guarantee, and the amount and sources of the additional financing we need to complete the project.

Increases in the cost of the ACP increase the amount of external capital we must raise and could threaten our ability to successfully finance and deploy the ACP. We are seeking to fund the costs to complete the American Centrifuge project, including additional amounts that are needed to cover overall project contingency, financing costs and financial assurance through a combination of the $2 billion of loan guarantee funding for which we have applied, the proceeds from the $200 million investment from Toshiba and B&W, additional funding from Japanese export credit agencies and/or other third parties, cash on hand and prospective cash flow from existing USEC operations, and prospective reinvested project cash. Many of these sources of capital are inter-related. For example, the third phase of the investment by Toshiba and B&W is contingent upon the closing of a DOE loan guarantee and in order to close on a DOE loan guarantee we will need to demonstrate that all sources of capital needed to complete the project are available. However, we have no assurance that we will be successful in raising this capital.

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

As part of the January 2010 amendment, DOE and USEC acknowledged that no part of the 2002 DOE-USEC Agreement, including the milestones for the ACP, is dependent on the issuance by DOE of a loan guarantee to us. However, we have communicated to DOE that obtaining a timely commitment and funding for a loan guarantee from DOE is necessary in order for us to meet the remaining four milestones and complete the ACP.  We will also need additional financing commitments beyond a DOE loan guarantee to meet the November 2010 financing milestone.  Meeting the November 2010 milestone is subject to significant uncertainty. Given this uncertainty, we plan to have discussions with DOE regarding adjustments to the November 2010 milestone. However, there can be no assurance that the milestone would be adjusted.

Unless we are able to obtain a loan guarantee commitment from DOE in the near term, which is largely outside of our control, and we are able to obtain other financing commitments, we will not be able to meet the Financing Milestone by November 2010.  Our ability to obtain additional financing commitments is dependent upon our obtaining a loan guarantee commitment. Risks related to our ability to obtain a loan guarantee commitment are described in the risk factor “We may not be successful in our efforts to obtain a loan guarantee from DOE, which would have a significant impact on the American Centrifuge project and our prospects.”  Risks related to our ability to raise capital are described in the risk factor “Apart from a DOE loan guarantee and the strategic investment by Toshiba and B&W, deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.”

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

Our new credit facility contains limitations on our ability to invest in the American Centrifuge project, which could adversely affect our ability to deploy the American Centrifuge Plant.

Under the terms of our credit facility, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when availability (as defined in the credit agreement) falls below certain thresholds, the credit facility permits us to spend up to $165 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project.  Under this provision, the $45 million made available by DOE pursuant to a cooperative agreement entered into with USEC in March 2010 for continued American Centrifuge activities is not restricted by the credit facility or counted towards the ACP Spending Basket.  In addition to the ACP Spending Basket, the credit facility also permits the investment in the American Centrifuge project of net proceeds from additional equity capital raised by us (such as the investment from Toshiba and B&W), subject to certain provisions and certain limitations when availability falls below certain thresholds.

If we are unable to obtain and timely close on a DOE loan guarantee and raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket may necessitate future reductions in spending on the American Centrifuge project, which could adversely affect our ability to deploy the American Centrifuge project and our prospects. Our spending on the American Centrifuge project will need to take into account existing contractual obligations, including anticipated payments for materials to be delivered as well as project contract termination costs.

If we are not successful in our efforts to perform work as a subcontractor to the decontamination and decommissioning contractor at the Portsmouth GDP or if the transition has other unanticipated impacts, our results of operations could be adversely affected.

Our government services business includes work performed under contract with DOE (“cold shutdown contract”) to maintain and prepare the former Portsmouth GDP for decontamination and decommissioning (“D&D”). This work is currently in a state of transition. In August 2010, DOE awarded a contract for the D&D of the Portsmouth GDP to a joint venture between Fluor Corp. and The Babcock & Wilcox Company (“Fluor-B&W Portsmouth LLC”). Due to potential organizational conflicts of interest (“OCI”) concerns raised by DOE, we elected not to submit a proposal as a prime contractor for the contract that was awarded to Fluor-B&W Portsmouth LLC and are not a pre-selected subcontractor. Under the contract, Fluor-B&W Portsmouth LLC will serve as the prime contractor for the D&D.  DOE extended the expiration of our cold shutdown contract to January 16, 2011, but this extension has not yet been definitized, meaning, among other things, that the parties have not yet reached an agreement on the amount of the fee to be paid to USEC for the work. The lack of contract definitization can result in delays in our submittal of incurred costs and recovery of fees for work performed. After the expiration of the contract, responsibility for work under our cold shutdown contract will transition to the new D&D contractor.

We are seeking the opportunity to perform work as a subcontractor as the D&D project proceeds over the next several years. However, our success in being selected and the scope, timing and size of any contract to perform work as a subcontractor is uncertain. Accordingly, we expect that our revenues from U.S. government services will be significantly reduced beginning with the first quarter of 2011. This impact will be more significant if we are not able to obtain work as a subcontractor and extend work we currently perform providing infrastructure and support services to the site tenants.

We are in the process of negotiating transition activities with the new D&D contractor to determine what scope of work will be transitioned and in what timeframe.  The outcome of these discussions could raise additional risks and uncertainties, including:

•
The potential impact on USEC employees and potential severance and other costs to USEC, as we have approximately 1,100 employees working at the former Portsmouth plant supporting DOE, its activities and the cold shutdown contract efforts;

•	The potential impact of the loss of employees on work we perform to comply with requirements of our certificate with NRC for the Portsmouth facility;

•
The potential impact of our de-lease of facilities at Portsmouth on our activities with respect to the American Centrifuge plant, including, but not limited to, potential reduction in flexibility with respect to the storage of materials, potential increased costs of site services and use of site facilities, and potential increased interferences with our activities on site;

•
The potential impact on our ability to collect unbilled amounts from DOE. As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes arise from time to time. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue from U.S. Government Contracts,” we believe that as of September 30, 2010 additional amounts can be billed to DOE and revenue of approximately $2.3 million may be recognizable. There could also be the potential for additional revenue to be recognized related to our valuation allowances pending the outcome of DCAA audits and DOE reviews. In addition, $31.2 million of unbilled receivables and $6.5 million of past due receivables related directly to DOE or DOE contractors remain on our consolidated balance sheet as of September 30, 2010, and the timing and amount of recovery are uncertain. The termination of the cold shutdown contract could adversely affect our ability to timely recover these or other amounts we may be owed from DOE; and

•
The potential impact on the cost of remaining services and activities. The reduction of the scope of work performed by USEC for DOE and the transition of the work to the D&D contractor could adversely impact the costs to us at the Portsmouth site and throughout the rest of the Company. Costs of work self-performed by us could increase due to the increased allocation of overhead and other costs to such work.  Costs of contracting with the D&D contractor to perform work previously performed by us could be higher than current costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Third Quarter 2010 Issuer Purchases of Equity Securities
			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

July 1 – July 31	-	$ -	-	-
August 1 – August 31	3,414	$5.07	-	-
September 1 – September 30	2,078	$5.08	-	-
Total	5,492	$5.07	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 5,492 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 6.  Exhibits

3.1	Certificate of Incorporation of USEC Inc., as amended.

4.1
Warrant to purchase 3,125,000 shares of Class B Common Stock or 3,125 shares of Series C Convertible Participating Preferred Stock issued to Toshiba America Nuclear Energy Corporation, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

4.2
Warrant to purchase 3,125,000 shares of Class B Common Stock or 3,125 shares of Series C Convertible Participating Preferred Stock issued to Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

10.1
Investor Rights Agreement, dated as of September 2, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

10.2
Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC dated as of September 2, 2010 between American Centrifuge Holdings, LLC and Babcock & Wilcox Technical Services Group, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287) (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

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

USEC Inc.

November 3, 2010	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                      Description

3.1	Certificate of Incorporation of USEC Inc., as amended.

4.1
Warrant to purchase 3,125,000 shares of Class B Common Stock or 3,125 shares of Series C Convertible Participating Preferred Stock issued to Toshiba America Nuclear Energy Corporation, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

4.2
Warrant to purchase 3,125,000 shares of Class B Common Stock or 3,125 shares of Series C Convertible Participating Preferred Stock issued to Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

10.1
Investor Rights Agreement, dated as of September 2, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

10.2
Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC dated as of September 2, 2010 between American Centrifuge Holdings, LLC and Babcock & Wilcox Technical Services Group, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287) (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

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