Form 10-K
period 2010-12-31
USEC INC
filed 2011-02-24
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 1-14287

USEC Inc.
Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

Two Democracy Center, 6903 Rockledge Drive, Bethesda, Maryland 20817
(301) 564-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐.   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐.   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐.

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
Yes ☐.   No ☑

The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2010, was $527.4 million. As of January 31, 2011, there were 121,447,547 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders to be held on April 28, 2011, are incorporated by reference into Part III.

_________________

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the deployment of the American Centrifuge technology, including risks related to performance, cost, schedule and financing; our success in obtaining a loan guarantee from the U.S. Department of Energy (“DOE”) for the American Centrifuge Plant, including our ability to address the technical and financial concerns raised by DOE and the timing of any loan guarantee; our ability to reach agreement with DOE on acceptable terms of a conditional commitment, including credit subsidy cost, and our ability to meet any required conditions to funding; our ability to obtain additional financing beyond the $2 billion of DOE loan guarantee funding for which we have applied, including our success in obtaining Japanese export credit agency financing of up to $1 billion; the impact of the demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project and the potential for termination of the project; our ability to meet the November 2011 financing milestone and other milestones under the June 2002 DOE-USEC Agreement; restrictions in our credit facility that may impact our operating and financial flexibility and spending on the American Centrifuge project; risks related to the completion of the remaining two phases of the three-phased strategic investment by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), including our ability to satisfy the significant closing conditions in the securities purchase agreement governing the transactions and the impact of a failure to consummate the transactions on our business and prospects; certain restrictions that may be placed on our business as a result of the transactions with Toshiba and B&W; our ability to achieve the benefits of any strategic relationships with Toshiba and B&W; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; the economics of extended Paducah plant operations, including our ability to negotiate an acceptable power arrangement and our ability to obtain a contract to enrich DOE’s depleted uranium; our dependence on deliveries of LEU from Russia under the Russian Contract and on a single production facility; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government including uncertainty regarding the impacts on our business of the transition of government services performed by us at the former Portsmouth gaseous diffusion plant to the new decontamination and decommissioning contractor; limitations on our ability to compete for potential contracts with the U.S. government; changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this annual report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.  We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this annual report on Form 10-K except as required by law.

Items 1 and 2.  Business and Properties

Overview

USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We:

•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide;

•	are deploying what we believe is the world’s most advanced uranium enrichment technology, known as the American Centrifuge;

•	enrich uranium at the Paducah gaseous diffusion plant (“GDP”) that we lease from the U.S. Department of Energy (“DOE”);

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts;

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services; and

•	perform contract work for DOE and its contractors at the Paducah and Portsmouth sites.

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

The following outlines the steps for converting natural uranium into LEU fuel, commonly known as the nuclear fuel cycle:

Mining and Milling – Natural, or unenriched, uranium is removed from the earth in the form of ore and then crushed and concentrated.

Conversion – Uranium concentrates are combined with fluorine gas to produce uranium hexafluoride (“UF6”), a solid at room temperature and a gas when heated. UF6 is shipped to an enrichment plant.

Enrichment – UF6 is enriched in a process that increases the concentration of the U235 isotope in the UF6 from its natural state of 0.711% up to 5%, which is usable as a fuel for light water commercial nuclear power reactors. Depleted uranium is a by-product of the uranium enrichment process. The standard measure of uranium enrichment is a separative work unit (“SWU”). A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope.  SWUs are measured using a standard formula derived from the physics of uranium enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium deemed to be used in the production of LEU under this formula is referred to as its uranium component.

Fuel Fabrication – LEU is converted to uranium oxide and formed into small ceramic pellets by fabricators.  The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.

Nuclear Power Plant – The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate approximately 15% of the world’s electricity.

Consumers – Businesses and homeowners rely on the steady, baseload electricity supplied by nuclear power and value its clean air qualities.

We produce or acquire LEU from two principal sources. We produce about half of our supply of LEU at the Paducah GDP in Paducah, Kentucky. Under the Megatons to Megawatts program, we acquire the other half of our LEU supply from Russia under a contract (“the Russian Contract”),  whereby we purchase the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

Products and Services

Low Enriched Uranium

Revenue from our LEU segment is derived primarily from:

•       sales of the SWU component of LEU,
•       sales of both the SWU and uranium components of LEU, and
•       sales of uranium.

The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 31% of revenue from our LEU segment in 2010. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements for additional fuel. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts.

Contract Services

We perform and earn revenue from contract work through our subsidiary NAC and from contract work for DOE and DOE contractors at the Paducah GDP and the site of the former Portsmouth GDP in Piketon, Ohio.  NAC provides nuclear energy services and technologies, specializing in:

•	design, fabrication and implementation of spent nuclear fuel technologies including the high capacity MAGNASTOR™ system,
•       nuclear materials transportation, and
•       nuclear fuel cycle consulting services.

Historically, the majority of our contract services segment revenues included work performed under contract with DOE (primarily the “cold shutdown contract”) to maintain and prepare the former Portsmouth GDP for decontamination and decommissioning (“D&D”). This work is currently in a state of transition. In August 2010, DOE awarded a contract for the D&D of the Portsmouth site to a joint venture between Fluor Corp. and The Babcock & Wilcox Company (“Fluor-B&W Portsmouth LLC”). Under the contract, Fluor-B&W Portsmouth LLC will serve as the prime contractor for the D&D. The cold shutdown contract will expire on March 28, 2011, and DOE has indicated that they do not plan to extend it. After the expiration of the contract, responsibility for work under our cold shutdown contract will transition to the new D&D contractor. To facilitate the transition, on September 30, 2010, we de-leased three large GDP production buildings and other facilities that we had leased from DOE.

We are seeking the opportunity to facilitate the transition of work to the new contractor and to otherwise perform work as a subcontractor as the D&D program proceeds. The scope and timing of any contract to perform work as a subcontractor is uncertain. We also perform other services for DOE and DOE contractors at the Portsmouth site that may continue after the expiration of the cold shutdown contract, as well as minor services at the Paducah GDP. We are currently evaluating options regarding the provision of services to DOE at the Portsmouth site including the possible delease of facilities not needed to support the deployment of American Centrifuge. However, even if we are successful in our efforts to perform work at the Portsmouth site as a subcontractor to the D&D contractor, we expect that our revenues from U.S. government services will be significantly reduced beginning with the second quarter of 2011.

Revenue by Geographic Area, Major Customers and Segment Information

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue (Japan in 2009 and 2008), follows (in millions):

	Years Ended December 31,
	2010	2009	2008
United States	$1,487.5	$1,402.2	$1,212.5
Foreign:
Japan	199.7	305.0	242.6
Other	348.2	329.6	159.5
	547.9	634.6	402.1
	$2,035.4	$2,036.8	$1,614.6

In 2010, our 10 largest customers in our LEU segment represented 49% of total revenue and our three largest customers in our LEU segment represented 28% of total revenue. In 2010, 2009 and 2008, revenue from Exelon Corporation and in 2010 and 2008, revenue from Entergy Corporation and from U.S. government contracts, each represented more than 10%, but less than 15%, of total revenue. No other customer represented more than 10% of total revenue in 2010, 2009 or 2008. Reference is made to segment information reported in note 19 to the consolidated financial statements.

SWU and Uranium Backlog

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under contracts with customers. At December 31, 2010, we had contracts with customers aggregating an estimated $6.7 billion, including $1.5 billion expected to be delivered in 2011 and $4.7 billion through 2015. Backlog was $8.0 billion at December 31, 2009 and $6.9 billion at December 31, 2008. Backlog is partially based on customers’ estimates of their fuel requirements and other assumptions including our estimates of selling prices, which are subject to change. Depending on the terms of specific contracts, prices may be adjusted based on published SWU or uranium market price indicators prevailing at the time of delivery. Other pricing elements may include escalation based on a general inflation index, a power price index, or a multiplier of our actual unit power cost. We utilize external composite forecasts of future market prices and inflation rates in our pricing estimates.

Gaseous Diffusion Plants

Two existing technologies are currently used commercially to enrich uranium for nuclear power plants: gaseous diffusion and gas centrifuge. We currently use the older gaseous diffusion technology and are deploying gas centrifuge technology to replace our gaseous diffusion operations. See “Business and Properties – The American Centrifuge Plant.”

Gaseous Diffusion Process

The gaseous diffusion process separates the lighter U235 isotope from the heavier U238 isotope. The fundamental building block of the gaseous diffusion process is known as a stage, consisting of a compressor, a converter, a control valve and associated piping. Compressors driven by large electric motors are used to circulate the process gas and maintain flow. Converters contain porous tubes known as a barrier through which process gas is diffused. Stages are grouped together in series to form an operating unit called a cell. A cell is the smallest group of stages that can be removed from service for maintenance. Gaseous diffusion plants are designed so that cells can be taken off line with little or no interruption in the process.

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

Paducah GDP

We operate the Paducah GDP located in Paducah, Kentucky. The Paducah GDP includes four process buildings and is one of the largest industrial facilities in the world. The process buildings have a total floor area of 150 acres, and the site covers 750 acres. We estimate that the maximum capacity of the existing equipment is about 8 million SWU per year. In 2010, we produced approximately 6 million SWU at the Paducah GDP for both LEU production and underfeeding uranium, as described below under “Raw Materials—Uranium”. The Paducah GDP has been certified by the U.S. Nuclear Regulatory Commission (“NRC”) to produce LEU up to an assay of 5.5% U235.

Portsmouth GDP

We ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001. For several years, we maintained the Portsmouth GDP in states of “cold standby” and then “cold shutdown” in preparation for DOE’s D&D program. Refer to “Products and Services—Contract Services” above for details regarding the transition of contract work from USEC to DOE’s new contractor for facility D&D.

Lease of Gaseous Diffusion Plants

We lease the Paducah GDP and portions of the former Portsmouth GDP from DOE. The lease of the Paducah GDP covers most, but not all, of the buildings and facilities relating to gaseous diffusion activities. To facilitate the transition to DOE’s D&D contractor at the Portsmouth site, we de-leased three large GDP production buildings and other facilities on September 30, 2010 that we had previously leased from DOE. Major provisions of the lease follow:

•
except as provided in the 2002 DOE-USEC Agreement (described under “Business and Properties – 2002 DOE-USEC Agreement and Related Agreements with DOE”), we have the right to renew the lease at either plant indefinitely in six-year increments and can adjust the property under lease to meet our changing requirements. The current lease term expires in 2016;

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

•
DOE must indemnify us for costs and expenses related to claims asserted against us or incurred by us arising out of the U.S. government’s operation, occupation, or use of the plants prior to July 28, 1998; and

•
DOE must indemnify us against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) from a nuclear incident or precautionary evacuation in connection with activities under the lease. Under the Price-Anderson Act, DOE’s financial obligations under the indemnity are capped at $12.6 billion for each nuclear incident or precautionary evacuation occurring inside the United States to which the indemnity applies.

There is also a stand-alone amendment to the GDP facility lease for our long-term use of facilities at the Portsmouth site for the American Centrifuge Plant. Further details are provided in “Business and Properties – The American Centrifuge Plant”.

Raw Materials

Electric Power

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2010, the power load at the Paducah GDP averaged 1,555 megawatts. We purchase most of the electric power for the Paducah GDP from Tennessee Valley Authority (“TVA”) under a power purchase agreement that extends through May 31, 2012.

The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has imposed an average increase over base contract prices of about 10% in 2010, 6% in 2009, and 15% in 2008. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which are substantially influenced by coal, gas and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the magnitude and the impact is uncertain given volatile energy prices and electricity demand.

The monthly quantities of power purchased by USEC under the TVA power contract are fixed. During the first nine months of 2010, we purchased 2,000 megawatts in the non-summer months and 300 megawatts in the summer months (June-August). Under the terms of the agreement, beginning September 1, 2010, the power that we purchase from TVA during the non-summer months was reduced to 1,650 megawatts. This reduction was included in the contract to provide a transition for the TVA power system for our planned transition to production at the ACP in Ohio. The reduction in power purchased did not negatively affect plant efficiency at Paducah. In the summer months, we supplement the 300 megawatts we buy under the TVA contract with additional power purchased at market-based prices, and we have already contracted for supplemental summer power for 2011. During 2010, these market-based prices were lower than the prices we paid under the TVA power contract. We continue to evaluate our TVA load profile and production requirements through the end of the contract period with a goal of optimizing power purchases and decreasing our exposure to TVA fuel cost volatility. As part of our planning for continued operations of the Paducah GDP, we are evaluating possible sources of power for delivery after May 31, 2012, including negotiations with TVA and discussions with potential alternate sources of electricity.

We are required to provide financial assurance to support our payment obligations to TVA. These include a letter of credit and weekly prepayments based on TVA’s estimate of the price and our usage of power.

Uranium

Uranium is a naturally occurring element and is mined from deposits located in Canada, Australia and other countries. According to the World Nuclear Association, there are adequate measured resources of uranium to fuel nuclear power at current usage rates for at least 80 years. In 2010, the Paducah GDP used the equivalent of approximately 8 million kilograms of uranium in the production of LEU.

Mined uranium ore is crushed and concentrated and sent to a uranium conversion facility where it is converted to UF6, a form suitable for uranium enrichment. Two commercial uranium converters in North America, Cameco Corporation and ConverDyn, deliver and hold title to uranium at the Paducah GDP.

Utility customers provide uranium to us as part of their enrichment contracts or purchase the uranium required to produce LEU from us. Customers who provide uranium to us generally do so by acquiring title to uranium from Cameco, ConverDyn and other suppliers at the Paducah GDP. At December 31, 2010, we held uranium to which title was held by customers and suppliers with a value of $3.3 billion based on published price indicators. The uranium is fungible and commingled with our uranium inventory. Title to uranium provided by customers generally remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer and we take title to the uranium.

The quantity of uranium used in the production of LEU is to a certain extent interchangeable with the amount of SWU required to enrich the uranium. Underfeeding is a mode of operation that uses or feeds less uranium. Underfeeding supplements our supply of uranium, but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment. Underfeeding the enrichment process provides us with our primary source for uranium that we sell.

Coolant

The Paducah GDP uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995 and Freon is no longer commercially available.  We expect our current supply of Freon to be sufficient to support at least 10 years of continued operations at current use rates.

GDP Equipment

GDP equipment components (such as compressors, coolers, motors and valves) requiring maintenance are removed from service and repaired or rebuilt on site. Common industrial components, such as the breakers, condensers and transformers in the electrical system, are procured as needed. Some components and systems are no longer produced, and spare parts may not be readily available. In these situations, replacement components or systems are identified, tested, and procured from existing commercial sources, or the plants’ technical and fabrication capabilities are used to design and build replacements. Spare parts are also being salvaged as part of cleanup efforts at the Portsmouth site for use in the Paducah GDP.

Equipment utilization at the Paducah GDP increased from 96.6% in 2009 to 97.1% in 2010. Equipment utilization is based on a measure of cells in operation. The average number of cells on-stream in 2010 set a 30-year record. The utilization of equipment is highly dependent on power availability and costs. We reduce equipment utilization and the related power load in the summer months when the cost of electric power is high. Equipment utilization is also affected by repairs and maintenance activities.

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

We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, we expect to purchase about 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium. As of December 31, 2010, we had purchased 76 million SWU contained in LEU derived from 412 metric tons of highly enriched uranium, the equivalent of about 16,500 nuclear warheads. Purchases under the Russian Contract constitute approximately one-half of our supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted in increases to the index used to determine prices under the Russian Contract. We expect that prices paid under the Russian Contract will continue to increase year over year, and that the total amount paid to the Russian Federation for the SWU component of the LEU delivered under the Russian Contract over the 20-year term of the contract will substantially exceed $8 billion by the time the contract is completed in 2013.

Officials of the Russian government have indicated that Russia will not extend the Russian Contract under the government-to-government agreement beyond 2013. Accordingly, at this time we do not anticipate that we will purchase Russian SWU under the Megatons to Megawatts program after 2013 which would significantly reduce our LEU supply and revenues following completion of the Russian Contract. Purchases under the Russian Contract have also in recent years been at a lower cost than our cost of production at the Paducah plant, so this would also have a negative impact on our gross profit margin after completion of the Russian Contract in 2013. Given the success of the Megatons to Megawatts program, we believe that there is the potential for future cooperation, which could mitigate the impact of the completion of the Russian Contract on our revenues and gross profit margin described above. In January 2011, an agreement between the United States and Russia for cooperation on the peaceful use of nuclear energy, also known as the U.S.-Russia 123 Agreement, came into effect upon the exchange of diplomatic notes. The 123 Agreement supports commercial transactions for the purchase and sale of nuclear material and equipment with Russia. However, the timing and prospects of any future commercial agreements between USEC and Russia are uncertain. Also refer to “Competition and Foreign Trade – Limitations on Imports of LEU from Russia”.

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

2002 DOE-USEC Agreement and Related Agreements with DOE

On June 17, 2002, USEC and DOE signed an agreement in which both parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry (such agreement, as amended, the “2002 DOE-USEC Agreement”). We and DOE have entered into subsequent agreements relating to these commitments and have amended the 2002 DOE-USEC Agreement, most recently in February 2011. The following is a summary of material provisions and an update of activities under the 2002 DOE-USEC Agreement and related agreements:

Advanced Enrichment Technology

The 2002 DOE-USEC Agreement provides that we will begin operation of an enrichment facility using advanced enrichment technology in accordance with certain milestones. A discussion of our American Centrifuge uranium enrichment technology and those milestones is included under the caption “Business and Properties—The American Centrifuge Plant —Project Milestones under the 2002 DOE-USEC Agreement”.

Domestic Enrichment Facilities

Under the 2002 DOE-USEC Agreement, we agreed to operate the Paducah GDP at a production rate at or above 3.5 million SWU per year. The Paducah GDP operates most efficiently in the range of 5 to 6 million SWU per year, and in 2010, we produced approximately 6 million SWU for both LEU production and underfeeding uranium.  Operating the Paducah GDP at levels below 5 million SWU would have a negative impact on plant performance and economics. Under the 2002 DOE-USEC Agreement, production at Paducah may not be reduced below a minimum of 3.5 million SWU per year until six months before we have completed a centrifuge enrichment facility capable of producing LEU containing 3.5 million SWU per year. If the Paducah GDP is operated at less than the specified 3.5 million SWU in any given fiscal year, we may cure the defect by increasing LEU production to the 3.5 million SWU level in the next fiscal year. We may only use the right to cure once in each six-year lease period.

If we do not maintain the requisite level of operations at the Paducah GDP and have not cured the deficiency, we are required to waive our exclusive rights to lease the Paducah GDP and portions of the Portsmouth site. If we cease operations at the Paducah GDP or lose our certification from the NRC, DOE may take actions it deems necessary to transition operation of the plant from us to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts. In either of the circumstances described in the preceding two sentences, DOE may be released from its obligations under the 2002 DOE-USEC Agreement. We will be deemed to have “ceased operations” at the Paducah GDP if we (1) produce less than 1 million SWU per year or (2) fail to meet specific maintenance and operational criteria established in the 2002 DOE-USEC Agreement.

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

The American Centrifuge Plant

We have been deploying a highly efficient uranium enrichment gas centrifuge technology that is capable of significantly reducing our electricity usage. The American Centrifuge technology requires 95% less electricity to produce low enriched uranium on a per SWU unit basis. This would significantly reduce both our production costs and our exposure to price volatility for electricity, the largest production cost component of our current gaseous diffusion technology. We are deploying this technology in the American Centrifuge Plant (“ACP”) in Piketon, Ohio. This new facility will modernize our production capacity and position us to be competitive in the long term. The American Centrifuge technology is a disciplined evolution of classified U.S. centrifuge technology originally developed by DOE and successfully demonstrated during the 1980s. DOE invested $3 billion over 10 years to develop the centrifuge technology, built approximately 1,500 machines and accumulated more than 10 million machine hours of run time. USEC has improved the DOE technology through advanced materials, updated electronics and design enhancements based on highly advanced computer modeling capabilities.

As of December 31, 2010, we have invested approximately $1.95 billion in the American Centrifuge program, which includes $767 million charged to expense over several years for technology development and demonstration. We began construction on the ACP in May 2007 after being issued a construction and operating license by the NRC. We have operated centrifuges as part of our lead cascade test program for more than 625,000 machine hours since August 2007. This experience gives us confidence in the performance of our technology, and provides operating data and expertise as we transition to commercial operation.

We need significant additional financing in order to complete the ACP. We do not believe public market financing for a large capital project deploying innovative technology such as American Centrifuge is available. We believe a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, is essential to obtaining the funding needed to complete the American Centrifuge Plant. In July 2008, we applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the American Centrifuge Plant. In August 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application to provide additional time to address technical and financial concerns raised by DOE. In the following months, we focused on addressing DOE’s concerns and, based on our progress in reducing program risks, submitted a comprehensive update to our application in July 2010.

Due to the uncertainty of funding, at the time of our August 2009 agreement with DOE to delay consideration of our application, we significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project. This demobilization and any subsequent remobilization has significantly increased the cost of the project. Timely issuance of a conditional commitment by DOE and financial closing are critical to the successful deployment of the project.

Since August 2009, we have worked aggressively to strengthen the project, retire or mitigate risks, address DOE's concerns, attract additional sources of capital and take steps to improve our capital structure. Key actions taken included:

•	Operated our lead cascade of production-ready AC100 machines in a commercial plant cascade configuration and accumulated significant runtime;

•	Demonstrated that the cascade operates as designed and that a range of commercial product assays can be produced for our customers;

•
Executed an agreement with Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) for a $200 million strategic investment and closed on the first phase of funding totaling $75 million;

•	Initiated discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP;

•
Completed a March 2010 cooperative Research, Development and Demonstration Agreement with DOE for pro-rata cost sharing support for continued American Centrifuge activities with a total cost of $90 million;

•	Produced detailed updates to project scope, cost and schedule based on close collaboration with our suppliers;

•	Restarted limited engineering work on portions of the physical plant infrastructure related to feeding and withdrawing uranium to facilitate the ramp up of construction activities in the future;

•	Continued machine technology development in Oak Ridge in support of lead cascade testing, value engineering and increasing machine reliability and productivity; and

•	Submitted a comprehensive update to our DOE loan guarantee application in July 2010.

In late October 2010, following an initial technical review of our updated application, DOE provided us with a draft term sheet that has served as the framework for discussions with DOE. Completion of due diligence by DOE and negotiation of terms and conditions with DOE are the next steps toward the potential issuance of a conditional commitment. We are working with DOE and its technical, legal and financial advisors to obtain such a commitment in an expeditious manner. After obtaining a conditional commitment, we will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on the financing.

To complete the project, USEC will require additional funding beyond the $2 billion DOE loan guarantee, proceeds from the investment from Toshiba and B&W, and internally generated cash flow. In order to obtain a DOE loan guarantee, we will need to demonstrate that sufficient capital is available to complete the project. We are in discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP. Their willingness to provide financing is closely tied to our obtaining a DOE loan guarantee. We have no assurance that we will be successful in obtaining any or all of the financing we are seeking.

In early 2011, we are continuing to build centrifuge parts at a rate of approximately eight new AC100 machines per month, then assemble and operate them in our lead cascade program. These machines reflect improvements identified in prior testing and are expected to operate at our target production level of approximately 350 SWU per machine, per year. The continued production of machine components helps us accomplish the goal of having the core manufacturing base in place to facilitate the ramp up of production when we close on financing to complete the project in the future.

Project Spending

We have been working with our suppliers to update the scope, cost and schedule to build the ACP. In August 2010, we announced our estimated cost of approximately $2.8 billion to complete the American Centrifuge project from the point of closing on financing. The $2.8 billion estimate is a go-forward cost estimate and does not include our investment to date, spending from now until closing on financing needed to complete the plant, overall project contingency, financing costs or financial assurance. This estimate includes AC100 machine manufacturing and assembly, engineering, procurement and construction (“EPC”) costs and related balance-of-plant work, start-up and initial operations, and project management. We believe we have substantially reduced risk in the American Centrifuge project since our initial baseline project budget in 2008 and our new cost estimate is based on a significantly more mature project scope. We are currently evaluating the appropriate level for the overall project contingency taking into account the level of risk given the maturity of the project and pending discussions with DOE regarding obtaining a loan guarantee. We are also evaluating the financing costs and financial assurance required for the project, which will be affected by, among other things, the overall financing plan for the project, the amount of the credit subsidy cost for any DOE loan guarantee, and the amount and sources of the additional financing we need to complete the project.

We continue to work with suppliers to refine our estimates. We are seeking reductions in the project cost and to transition to supplier contracts that are structured to mitigate our cost risk through fixed or maximum price contracts.

We expect spending on the project, both capitalized and expensed, to be approximately $50 million in the first quarter of 2011. We expect to continue to invest at a rate consistent with this anticipated spending level until financial closing, assuming our anticipated cash flow from operations and other available liquidity is sufficient and subject to limitations on ACP spending under our credit facility. Continued deployment of the ACP remains subject to available liquidity, limitations in our credit facility on spending on the ACP, our willingness to invest further in the project absent funding commitments to complete the project, our ability to obtain a DOE loan guarantee and additional capital, other risks related to the deployment of the ACP, and the negative impact of delays or a termination of the ACP on our business and prospects described in further detail in Item 1A, “Risk Factors”.

Investment by Toshiba and B&W

On May 25, 2010, we announced that Toshiba and B&W, signed a definitive agreement to make a $200 million investment over three phases upon the satisfaction at each phase of certain closing conditions. Toshiba and B&W will invest equally in each of the phases in an aggregate amount of $100 million each. We will use the funds for general corporate purposes and for continued investment in the American Centrifuge Plant.

On September 2, 2010, the first closing of $75 million occurred. Toshiba and B&W purchased 75,000 shares of convertible preferred stock, and warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share, which will be exercisable in the future.

The second phase of the investment is for a total of $50 million and is contingent upon USEC receiving a conditional loan guarantee commitment from DOE, among other closing conditions. The third phase of the investment is for a total of $75 million and is contingent upon the closing of a DOE loan guarantee, as well as other closing conditions including USEC shareholder approval. Additional information about the transactions, including a copy of the securities purchase agreement and other agreements, can be found in the Current Reports on Form 8-K filed by us on May 25, 2010 and on September 2, 2010.

Lead Cascade Test Program

The Lead Cascade test program in Piketon began operations in August 2007 and has accumulated over 625,000 machine hours. The first testing involved the integrated testing of multiple prototype machines in a cascade configuration and demonstrated the ability to generate product assays in a range useable by commercial nuclear power plants. Through the Lead Cascade test program, we obtain data on machine-to-machine interactions, verify cascade performance models under a variety of operating conditions, and obtain operating experience for our plant operators and technicians. Data from this testing program has provided valuable assembly, operating and maintenance information, as well as operations experience for the American Centrifuge Plant staff. The initial Lead Cascade test program involving prototype machines was completed in early 2010.

Our strategic suppliers manufactured parts for a test cascade of the AC100 series machines, replicating on a commercial basis manufacturing that we previously self-performed in building our prototype machines. We made improvements to our quality assurance program for centrifuge component manufacturing and assembly. During late 2009 and early 2010 our suppliers built approximately 40 AC100 series machines that operated individually and connected in a cascade configuration. This cascade was in a commercial plant like configuration and operates under commercial plant like conditions. These AC100 machines are production-ready and could be deployed in the commercial plant.

Installation of these AC100 machines further demonstrated the ability of our suppliers to build components, assemble the machines and successfully bring them into operation. Over 400,000 machine hours have accumulated in AC100 machine operations since the summer of 2009. During cascade operations, USEC demonstrated the ability to produce a range of commercial product assays for low enriched uranium.

The AC100 machines operated in the Lead Cascade in 2010 performed at a level that was somewhat less than our targeted performance goal of 350 SWU per machine, per year. Operating data from earlier cascade operations and testing in our Oak Ridge facilities identified improvements that are included in the AC100 machines now being assembled. These AC100 machines now being tested have met the targeted performance goal of 350 SWU per machine, per year. We have installed a group of identical AC100 machines in the Lead Cascade in Piketon and expect to validate our ability to achieve the SWU performance goal with these machines by the second quarter of 2011 when they are fully operational.

Manufacturing Infrastructure

USEC is working with its strategic suppliers during the construction demobilization to maintain the manufacturing infrastructure developed over the last several years. We want the project to be in a position to ramp up at the time funding is secured from the DOE Loan Guarantee Program and Japanese export credit agencies.

The continued production of AC100 machines helps our suppliers gain actual cost experience and familiarity with the manufacturing process. Based on this experience, we have been negotiating with our team of strategic suppliers to reduce the unit cost of building the AC100 machines. We are working with Alliant Techsystems Inc, or ATK, to prepare a facility at the Allegany Ballistics Laboratory in Rocket Center, West Virginia. ATK has produced tall, carbon-fiber rotor tubes for the centrifuges. Major Tool and Machine Inc. is responsible for providing the steel casings for the centrifuge machines and has built a new automated facility at its Indianapolis, Indiana plant. Service modules that provide electronic controls and utilities to groups of approximately 20 centrifuge machines have been delivered by Teledyne Brown Engineering, Inc of Huntsville, Alabama. Although we have delayed high-volume production of the AC100 machines, our strategic suppliers have demonstrated flexibility and initiative to keep their role in the project moving forward. However, we could face challenges with ensuring the ability and willingness of our strategic suppliers to continue at low rates of production for a prolonged period of time absent greater certainty on timing for financial closing and a definitive timeline for remobilization.

USEC continues to work with B&W toward establishing a joint venture for the manufacture and assembly of AC100 centrifuge machines. B&W employees have been producing the classified AC100 components at USEC’s American Centrifuge Technology and Manufacturing Center in Oak Ridge, Tennessee. In September 2010, American Centrifuge Holdings, LLC (“ACP Holdings”), a wholly owned subsidiary of USEC, and Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”), a subsidiary of The Babcock & Wilcox Company, entered into an operating agreement (the “Operating Agreement”) for American Centrifuge Manufacturing, LLC, a manufacturing joint venture. The joint venture will establish a single point of accountability and will manage all aspects of AC100 machine production, including supply chain management through the integration of all suppliers and subcontractors and the assembly of the machines at Piketon. USEC and B&W also agreed on a non-binding term sheet, including pricing, for the supply by American Centrifuge Manufacturing of centrifuges and related equipment for the American Centrifuge project.

The Operating Agreement contains conditions to effectiveness that have not yet been satisfied relating to third-party funding for the construction of the American Centrifuge plant and the execution and delivery of agreements contemplated by the non-binding term sheet, including an equipment supply agreement, a guarantee by The Babcock & Wilcox Company supporting American Centrifuge Manufacturing’s obligations under the equipment supply agreement, and a long term supply agreement. USEC and B&W TSG are discussing amending the Operating Agreement to achieve an earlier effectiveness. Once the Operating Agreement becomes effective, American Centrifuge Manufacturing will be owned 55% by ACP Holdings and 45% by B&W TSG. The Technology and Manufacturing Center in Oak Ridge is currently being operated under conditions similar to those envisioned by the Operating Agreement.

Construction of the American Centrifuge Plant

Most of the buildings required for the commercial plant were constructed in Piketon during the 1980s by DOE. These existing structures include a centrifuge assembly building, a uranium feed and withdrawal building, and two enrichment production buildings with space for approximately 11,500 centrifuges. We began renovating and building the ACP following receipt of a construction and operating license from the NRC in April 2007. Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, manages the engineering, procurement and construction management activities.

Construction of the physical plant includes various systems including electric, telecommunications, HVAC and water distribution. Other plant infrastructure that must be completed include the piping that enables UF6 gas to flow throughout the enrichment production facility, process systems to support the centrifuge machines and cascades, a distributed control system to monitor and control the enrichment processing equipment, and facilities to feed natural uranium into the process system and withdraw enriched uranium product.

Our current schedule anticipates that we will require approximately 24 months to begin initial commercial operations following the close of financing needed to complete the plant. We also estimate that it will require about 36 months to complete the plant after initial commercial operations begin.

Project Milestones under the 2002 DOE-USEC Agreement

The 2002 DOE-USEC Agreement, as amended most recently in February 2011, provides that we will develop, demonstrate and deploy the American Centrifuge technology in accordance with 15 milestones as follows:

Milestones under 2002 DOE-USEC Agreement	Milestone Date	Achievement Date

Begin refurbishment of K-1600 centrifuge testing facility in Oak Ridge, Tennessee	December 2002	December 2002
Build and begin testing a centrifuge end cap	January 2003	January 2003
Submit license application for Lead Cascade to NRC	April 2003	February 2003
NRC dockets Lead Cascade application	June 2003	March 2003
First rotor tube manufactured	November 2003	September 2003
Centrifuge testing begins	January 2005	January 2005
Submit license application for commercial plant to NRC	March 2005	August 2004
NRC dockets commercial plant application	May 2005	October 2004
Begin Lead Cascade centrifuge manufacturing	June 2005	April 2005
Begin commercial plant construction and refurbishment	June 2007	May 2007
Lead Cascade operational and generating product assay in a range usable by commercial nuclear power plants	October 2007	October 2007
Secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year	November 2011
Begin commercial American Centrifuge Plant operations	May 2014*
Commercial American Centrifuge Plant annual capacity at 1 million SWU per year	August 2015*
Commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year	September 2017*

* USEC and DOE have agreed to discuss adjustment of this milestone as may be appropriate based on a revised deployment plan to be provided to DOE by January 30, 2012 following completion of the November 2011 financing milestone.

In February 2011, USEC and DOE amended the 2002 DOE-USEC Agreement to revise the remaining four milestones under the 2002 DOE-USEC Agreement relating to the financing and operation of the ACP.  The amendment extended by one year to November 2011 the financing milestone that required that we secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year. The remaining three milestones were also adjusted by the February 2011 amendment.  In addition, DOE and USEC agreed to discuss adjustment of the remaining three milestones as may be appropriate based on a revised deployment plan to be submitted to DOE by USEC by January 30, 2012 following the completion of the November 2011 financing milestone.  In the February 2011 amendment to the 2002 DOE-USEC Agreement, DOE and USEC re-iterated their acknowledgment that USEC’s obligations with respect to the ACP milestones under the 2002 DOE-USEC Agreement are not dependent on the issuance by DOE of a loan guarantee to USEC. However, we communicated to DOE that our ability to meet the remaining milestones is dependent on our obtaining a timely commitment and funding for a loan guarantee from DOE. We will also need additional financing commitments beyond a DOE loan guarantee to meet the November 2011 financing milestone.

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

Corporate Structure

In September 2008, we created four wholly owned subsidiaries to carry out future commercial activities related to the American Centrifuge project. We anticipate that these subsidiaries will own the American Centrifuge Plant and equipment, provide operations and maintenance services, manufacture centrifuge machines and conduct ongoing centrifuge research and development. See the discussion above regarding the American Centrifuge Manufacturing joint venture. Subject to regulatory approvals, this corporate structure will separate ownership and control of centrifuge technology from ownership of the enrichment plant and also establish a separate operations subsidiary. This structure will facilitate DOE loan guarantee financing and potential third-party investment, while also facilitating any future plant expansion. We have requested NRC consent to transfer the licenses for Lead Cascade and ACP. On February 10, 2011, we received NRC’s conditional consent to transfer the licenses. We anticipate completing the actions necessary to complete the transfer of the licenses by the third quarter of 2011.

NRC Operating License

Our NRC license to possess and use radioactive material at the American Centrifuge Demonstration Facility (where we operate the Lead Cascade test program) expires in August 2011 and we plan to timely file for a five-year extension. In April 2007, the NRC issued a license to construct and operate the American Centrifuge Plant, and we began construction of the American Centrifuge Plant in May 2007. Our construction and operating license is for a term of 30 years and includes authorization to enrich uranium to a U235 assay of up to 10%. Our license is based on a plant designed with an initial annual production capacity of 3.8 million SWU. Although we will need an amendment to our NRC license for any significant expansion of the American Centrifuge Plant, the environmental report submitted with our license application and the environmental impact statement issued by the NRC contemplated the potential expansion of the plant to approximately double the initially designed capacity.

American Centrifuge Plant Lease

We lease the facilities in Piketon for the American Centrifuge Plant from DOE. The process buildings that will house the cascades of centrifuges encompass more than 14 acres under roof. The lease for these facilities and other support facilities is a stand-alone amendment to our lease with DOE for the gaseous diffusion plant facilities in Piketon and in Paducah. The current five-year lease term is through June 2014. We have the option to extend the lease term for additional five-year terms up to 2043. Thereafter, we also have the right to extend the lease for up to an additional 20 years, through 2063, if we agree to demolish the existing buildings leased to us after the lease term expires. We have the option, with DOE’s consent, to expand the leased property to meet our needs until the earlier of September 30, 2013 or the expiration or termination of the GDP lease. Rent is based on the cost of lease administration and regulatory oversight in Piketon and is approximately $0.7 million per year exclusive of any additional charges by DOE for its subcontractors that may be allocated to the ACP. We may terminate the lease upon three years’ notice. DOE may terminate for default, including default under the 2002 DOE-USEC Agreement.

Financial Assurance for Decontamination and Decommissioning

We own all capital improvements at the American Centrifuge Plant and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. This provision is unlike the lease for the gaseous diffusion plants where we may leave the property in an “as is” condition at termination of the lease. DOE generally only remains responsible for pre-existing conditions of the American Centrifuge leased facilities. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, we are obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear).

We are required to provide financial assurance to the NRC for the decontamination and decommissioning (“D&D”) of the American Centrifuge Plant. The amount of financial assurance is dependent on construction progress and D&D cost projections. We are also required to provide financial assurance to DOE in an amount equal to our current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of us by the NRC for D&D. As of December 31, 2010, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $22.2 million that supports construction progress. The surety bonds are partially collateralized with interest-earning cash deposits.

When construction is resumed as part of the planned remobilization once we obtain the necessary financing, the financial assurance requirements will increase each year commensurate with the status of facility construction and operations. As part of our license to operate the American Centrifuge Plant, we provide the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future centrifuge operations.

Asset Retirement Obligations

D&D requirements for the American Centrifuge Plant create asset retirement obligations. As construction of the American Centrifuge Plant takes place, the present value of the related asset retirement obligation is recognized as a liability. An equivalent amount is recognized as part of the capitalized asset cost. Since demobilization, we have not recognized any changes to the capitalized asset cost but we anticipate significant increases when we are able to remobilize. The liability is accreted, or increased, over time for the time value of money. The accretion is charged to cost of sales. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period.

During each reporting period, we reassess and revise the estimate of asset retirement obligations based on construction progress, cost evaluation of future D&D expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities. Our asset retirement obligation liability balance as of December 31, 2010 was $22.6 million. Cost of sales in 2010 includes accretion of the asset retirement obligation of $1.3 million.

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

Continued Technology Improvements

We expect to continue our research and development efforts during commercial deployment.  New analytic capability and computer-aided manufacturing methods provide an opportunity to develop more productive and less costly machines as we seek to enhance our capability in centrifuge technology and develop improvements. This will result in continued development spending that will be expensed.

We plan to continue value-engineering efforts and other activities to optimize the machine going forward, particularly as we benefit from ramping up manufacture of the AC100 machines to approximately 400 machines per month. One advantage to the modular centrifuge process is the ability to deploy improved, tested designs through a disciplined change control process. Therefore, value-engineered aspects and other technology improvements can be integrated as the plant is built out over several years.

Risks and Uncertainties

The successful deployment, construction and operation of the American Centrifuge Plant is dependent upon a number of factors, including the availability and timing of financing, performance of the American Centrifuge technology, overall cost and schedule, and the achievement of milestones under the 2002 DOE-USEC Agreement. Risks and uncertainties related to the American Centrifuge Plant are described in further detail in Item 1A, “Risk Factors”.

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

Environmental Compliance

Our operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our operations generate low-level radioactive waste that is stored on-site or is shipped off-site for disposal at commercial facilities. In addition, our operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal. Because of limited treatment and disposal capacity, some mixed waste is being temporarily stored at DOE’s permitted storage facilities at the Portsmouth site. We have entered into a consent decree with the State of Ohio that permits the continued storage of mixed waste at DOE’s permitted storage facilities and provides for a schedule for sending the waste to off-site treatment and disposal facilities. We previously had entered into a consent decree with the State of Kentucky, which was terminated in 2007 upon satisfaction of our obligations under the consent decree.

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

The gaseous diffusion plants were operated by agencies of the U.S. government for approximately 40 years prior to July 28, 1998. As a result of such operation, there is contamination and other potential environmental liabilities associated with the plants. The Paducah site has been designated as a Superfund site under CERCLA, and both the Paducah and Portsmouth sites are undergoing investigations under the Resource Conservation and Recovery Act. Environmental liabilities associated with plant operations prior to July 28, 1998 are the responsibility of the U.S. government, except for liabilities relating to the disposal of certain identified wastes generated by USEC and stored at the plants. The USEC Privatization Act and the lease for the plants provide that DOE remains responsible for decontamination and decommissioning of the gaseous diffusion plants.

As described above under “Business and Properties – The American Centrifuge Plant – Financial Assurance for Decontamination and Decommissioning”, we will be responsible for the decontamination and decommissioning of the American Centrifuge Plant.

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations for information on operating costs relating to environmental compliance and note 17 to the consolidated financial statements for information on environmental compliance obligations.

Occupational Safety and Health

Our operations are subject to regulations of the Occupational Safety and Health Administration governing worker health and safety. We maintain a comprehensive worker safety program that establishes high standards for worker safety, directly involves our employees and monitors key performance indicators in the workplace environment.

Competition and Foreign Trade

The highly competitive global uranium enrichment industry has four major producers of LEU:

•	USEC,

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by two German utilities,

•	a multinational consortium controlled by Areva, a company approximately 90% owned by the French government, and

•	the Russian government’s State Atomic Energy Corporation (“Rosatom”), which sells LEU through TENEX, a Russian government-owned entity.

Two of our three major competitors, Urenco and Areva, own a joint venture called the Enrichment Technology Company (“ETC”), which develops and manufactures centrifuge machines for both owners. There are also smaller producers of LEU in China, Japan and Brazil that primarily serve a portion of their respective domestic markets.

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

We estimate that the enrichment industry market is currently about 50 million SWU per year. In the past five years, we have delivered LEU containing 10 to 13 million SWU per year, of which approximately 5.5 million SWU per year was obtained by us under the Russian Contract.

Urenco reported that total annual capacity of its European and U.S. enrichment facilities was 13 million SWU at the end of 2010. Urenco USA, a group controlled by Urenco, is increasing capacity of its new gas centrifuge uranium enrichment plant in Lea County, New Mexico. Urenco USA began operations in June 2010 following the completion of the NRC’s Operational Readiness Review. Urenco reported planned capacity for Urenco USA of 3 million SWU per year in 2013 and 5.7 million SWU per year by 2015. Urenco’s announced plans call for total capacity, including Urenco USA, of 18 million SWU by the end of 2015.

Areva’s new gas centrifuge enrichment plant in France (“Georges Besse II”) is expected to begin commercial operations in early 2011 with full capacity of 7.5 million SWU per year expected by 2016. Areva has announced that it plans to cease operating the Georges Besse gaseous diffusion plant in France at the end of 2012. In addition, Areva announced in December 2008 that it submitted a license application to the NRC to build its proposed Eagle Rock centrifuge uranium enrichment plant near Idaho Falls, Idaho. In 2010, Areva announced that they had received a conditional commitment for a DOE loan guarantee for the Eagle Rock plant. Areva’s plan calls for initial production in 2014 with a targeted production rate of 3.3 million SWU per year reached by 2018. Areva has revised its NRC license application to provide flexibility to expand the Eagle Rock facility to 6.6 million SWU per year by 2022 if market conditions warrant.

Areva and Urenco’s European centrifuge enrichment facilities, as well as their plants under construction or proposed in the U.S., use or will use centrifuge machines manufactured in Europe by ETC.

Rosatom/Tenex also uses centrifuge technology. The World Nuclear Association (“WNA”) estimates its production capacity to be approximately 25 million SWU per year, with the expansion to approximately 30 million SWU by 2015. However, not all of this capacity is currently available to the market since a portion of Russian capacity is used for downblending highly enriched uranium.

All of our current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.

In addition, GE Hitachi Global Laser Enrichment (“GLE”) has an agreement with Silex Systems Limited, an Australian company, to license Silex’s laser enrichment technology. USEC funded research and development of the Silex technology for several years but terminated the arrangement in April 2003 to focus on the American Centrifuge technology. GLE has begun a phased development process with the goal of constructing a commercial enrichment plant in Wilmington, North Carolina with a target capacity of between 3.5 million and 6 million SWU per year. GLE’s NRC license application is under review by the NRC. GLE is operating a test loop facility to determine performance and reliability data, which could be used to make a decision on whether or not to proceed with the construction of a commercial plant using the Australian technology. GLE informed the NRC in September 2010 that its schedule for such a decision would be delayed and such a decision is not expected before 2012.

We also face potential competition from China. China has existing centrifuge production capacity that it purchased from Russia and China is also developing its own centrifuge enrichment technology, which could be used for China's domestic needs or to export for sale in foreign markets. Depending on the rate of their development of centrifuge technology or other expansion and their plans for this supply, this could be a source of significant long term competition.

In addition to enrichment, LEU may be produced by downblending government stockpiles of highly enriched uranium. Governments control the timing and availability of highly enriched uranium released for this purpose, and the release of this material to the market could impact market conditions. In the past, we have been the primary supplier of downblended highly enriched uranium made available by the U.S. and Russian governments. To the extent LEU from downblended highly enriched uranium is released into the market in future years for sale by others, these quantities would represent a source of competition. In December 2008, DOE published a plan for the multi-year disposition of its excess uranium inventories, stating its intention to minimize any material adverse impacts on the domestic uranium mining, conversion and enrichment industries. As part of this plan, DOE awarded a three-year contract in 2009 to Nuclear Fuel Services and WesDyne International to downblend 12.1 metric tons of highly enriched uranium to produce about 220 metric tons of LEU (containing roughly 1.5 million SWU). As payment, the contractors will receive a portion of the resulting LEU. The remainder will be stored for DOE at a U.S. nuclear fuel fabricator to provide fuel supply assurance for utilities that participate in the DOE's mixed oxide program for disposition of surplus weapons plutonium.

LEU that we supply to foreign customers is exported under the terms of international agreements governing nuclear cooperation between the United States and the country of destination or other entities. For example, exports to countries comprising the European Union take place within the framework of an agreement for cooperation (the “EURATOM Agreement”) between the United States and the European Atomic Energy Community, which, among other things, permits LEU to be exported from the United States to the European Union for as long as the EURATOM Agreement is in effect. The EURATOM Agreement also provides that nuclear equipment and material imported from Euratom countries cannot be used by the United States for defense purposes. This limitation will apply to centrifuges imported for the Urenco USA and Areva Eagle Rock plants.  It does not apply to enrichment equipment produced in the United States using U.S. technology, such as the American Centrifuge technology.

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

Employees

 A summary of our employees by location follows:
		No. of Employees
		at December 31,
Location		2010	2009
Paducah GDP	Paducah, KY	1,185	1,210
Portsmouth site	Piketon, OH	1,157	1,106
American Centrifuge	Primarily Oak Ridge, TN and Piketon, OH	453	442
NAC	Primarily Norcross, GA	60	57
Headquarters	Bethesda, MD	94	93
	Total Employees	2,949	2,908

The United Steelworkers (“USW”) and the Security, Police, Fire Professionals of America (“SPFPA”) represented 43% of our employees at December 31, 2010 as follows:

	Number of Employees	Contract Term
Paducah GDP:
USW Local 5-550	574	July 2016
SPFPA Local 111	85	March 2012

Portsmouth site:
USW Local 5-689	522	May 2015
SPFPA Local 66	95	August 2012

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

 We also make available on our website or upon request, free of charge, our Board of Directors Governance Guidelines and our Board committee charters.

Item 1A.  Risk Factors

Investors should carefully consider the risk factors below, in addition to the other information in this Annual Report on Form 10-K.

The long-term viability of our business depends on our ability to replace our current enrichment facility with competitive gas centrifuge enrichment technology.

We currently use a gaseous diffusion uranium enrichment technology at the Paducah gaseous diffusion plant (“Paducah GDP”) for approximately one-half of the LEU that we need to meet our delivery obligations to our customers and to generate uranium through underfeeding to satisfy our obligations under the Russian Contract. However, our competitors utilize or are transitioning to centrifuge uranium enrichment technology. Centrifuge technology is more efficient and operationally cost-effective than gaseous diffusion technology, which requires substantial amounts of electric power to enrich uranium. We must transition to a lower operating cost technology in order to remain competitive in the long term and one that is less dependent on volatile energy markets.

We are deploying an advanced uranium enrichment centrifuge technology, which we refer to as the American Centrifuge technology, as a replacement for our gaseous diffusion technology. The construction and deployment of the American Centrifuge Plant (“ACP”) is a large and capital-intensive undertaking that is subject to numerous risks and uncertainties.

If we are unable to successfully and timely deploy the ACP or an alternative enrichment technology on a cost-effective basis, due to the risks and uncertainties described in this section or for any other reasons, our gross profit margins, cash flows, liquidity and results of operations would be materially and adversely affected and our business likely would not remain viable over the long term.

We may not be successful in our efforts to obtain a loan guarantee from the U.S. Department of Energy (“DOE”), which would have a significant impact on the American Centrifuge project and our prospects.

We need significant additional funding to remobilize and to complete the ACP. We believe a loan guarantee under the DOE Loan Guarantee Program is essential to obtaining the funding needed to complete the American Centrifuge project, including obtaining additional capital needed from third parties. Therefore, we believe that a loan guarantee is critical to the future of the American Centrifuge project and our prospects. However, we cannot give any assurance that we will receive a DOE loan guarantee at all, or in the amount or the timeframe we seek or on terms that we find acceptable.

The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005 and in December 2007, federal legislation authorized funding levels of up to $2 billion for advanced facilities for the front end of the nuclear fuel cycle, which includes uranium enrichment. We applied for $2 billion in funding in July 2008. DOE subsequently reallocated an additional $2 billion in loan guarantee authority to the front-end nuclear facilities loan guarantee solicitation. DOE announced in May 2010 that it has provided Areva, a company that is approximately 90% owned by the French government, with a conditional commitment for a loan guarantee from the reallocated funding authority for a proposed plant in the United States. DOE has said that $2 billion in funding for projects in the front end of the nuclear fuel cycle remains available but we have no assurance that this funding will remain available or that a DOE Loan Guarantee will be made available to us.

In August 2009, DOE and USEC announced an agreement to delay a final review of our loan guarantee application to provide additional time to address technical and financial concerns raised by DOE. We have been working to address these concerns and, based on our progress in reducing program risks, submitted a comprehensive update to our loan guarantee application in July 2010. However, DOE may determine that we have not adequately addressed their concerns or may raise additional concerns and we will be required to address these concerns to DOE’s satisfaction in order to obtain a loan guarantee.

In late October 2010, following an initial technical review of our updated application, DOE provided us with a draft term sheet and we have been in discussions with DOE.  Completion of due diligence by DOE and negotiation of terms and conditions with DOE are the next steps toward the potential issuance of a conditional commitment. We are working with DOE and its technical, legal and financial advisors to obtain a conditional commitment in an expeditious manner. However, we have no assurance that we will be successful in reaching an agreement on mutually acceptable terms and conditions or that we will be able to reach an agreement in a timely manner. In addition, funding under a DOE loan guarantee will only occur following a conditional commitment, final documentation and satisfaction of technical, financial and other conditions to funding, which are subject to uncertainty.

As part of completing its due diligence, DOE has retained an independent engineer and other outside advisors to assist in the review of our project. If as a result of these reviews DOE determines that we have not met their technical and financial requirements, our ability to obtain a loan guarantee could be jeopardized. Any issues or concerns that are raised as part of the additional due diligence could also affect the terms and conditions that are required in order for us to obtain a loan guarantee. In addition, if any new issues or concerns arise with respect to the ACP technology or financing, the likelihood of obtaining a DOE loan guarantee could be adversely affected.

DOE may require terms that are difficult to achieve or that cannot be achieved in the timeframe we need. DOE may also require conditions that limit our flexibility with respect to the American Centrifuge project or that increase the cost of the project. DOE may also require us to obtain additional funding for the project or may impose other terms that limit our operational and financial flexibility at the corporate level or that limit our ability to expand the ACP

We also cannot give any assurances that we will be able to demonstrate to DOE that we can obtain the capital needed to complete the project. Additional capital beyond the $2 billion of DOE loan guarantee funding that we have applied for and our internally generated cash flow will be required to complete the project. We are in discussions with Japanese export credit agencies for financing of up to $1 billion of the cost of completing the ACP, however we have no assurances that we will be successful in obtaining this financing. The amount of additional capital that we will need will depend on a variety of factors, including our estimate of the total cost to complete the project, the input we receive from our suppliers as part of our ongoing negotiations, the amount of contingency or other capital DOE may require, the amount of the DOE credit subsidy cost we would be required to pay, the length of the demobilization period, and efficiencies and other cost savings that we are able to achieve. In order to obtain a DOE loan guarantee, we will have to demonstrate that sufficient capital is available to complete the project.

In 2009, we significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project because of a lack of progress in obtaining a loan guarantee and uncertainty of funding. If we determine that we do not see a path forward to the receipt of loan guarantee funding or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee, or for other reasons, including as needed to preserve our liquidity or to stay within covenants in our credit facility, we may reduce spending and staffing on the project even further or might be forced to take other actions, including terminating the project. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

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

We may not have clarity with respect to credit subsidy cost or agreement on other key terms at the time of conditional commitment.  The amount of the credit subsidy cost is affected by the perceived credit risk of the project and could be substantial and make the project uneconomic. At this time, there is very limited publicly available information about the credit subsidy cost that has been calculated for other projects or the methodology for calculating the credit subsidy cost, which adds to the uncertainty.

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

On May 25, 2010, we entered into a securities purchase agreement with two investors, Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), pursuant to which the investors agreed to purchase, in three phases and for an aggregate amount of $200 million, shares of a newly created series of preferred stock and warrants to purchase shares of a newly created series of preferred stock or class of common stock (the “Transactions”).  On September 2, 2010, the first closing of $75.0 million occurred under the securities purchase agreement. The remaining two phases of the Transactions ($125.0 million) are subject to significant closing conditions, including the conditions listed in the risk factor below.  As a result, the remaining Transactions may not be completed in a timely manner or at all.

If the remaining Transactions are not completed on time or at all for any reason, our ongoing business and financial results may be adversely affected and we would be subject to a number of risks, including the following:

•
Matters relating to the Transactions require substantial commitments of time and resources by our management, whether or not the remaining Transactions are completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us, including pursuing other strategic options or sources of capital;

•
The second closing of the Transactions is conditioned on our obtaining a conditional commitment for a loan guarantee of not less than $2 billion from DOE.  The securities purchase agreement may be terminated by any party if the second closing does not occur by June 30, 2011.  If the second closing is not consummated, our ability to continue to spend on the American Centrifuge project would be limited and our anticipated sources of near term liquidity could be affected;

•
Our loan guarantee application includes the $200 million investment as part of the sources of funds for the American Centrifuge project.  The strategic investment was also intended in part to address financial concerns of DOE with respect to the ability of the American Centrifuge project to mitigate cost and other risk.  If the remaining Transactions are not consummated or are delayed significantly, this would adversely affect our ability to obtain a loan guarantee (which is a condition to the third closing);

•
We need significant additional financing to complete construction of the American Centrifuge Plant beyond the DOE loan guarantee and the proceeds of the Transactions, and we will need to demonstrate the availability of that funding in order to obtain the DOE loan guarantee (which is a condition of the third closing).  We have initiated discussions with Japanese export credit agencies (“ECAs”) for additional financing of up to $1 billion.  Our ability to obtain Japanese ECA financing is highly dependent on the strategic investment by Toshiba. If the remaining Transactions are not consummated or are delayed significantly and our ability to obtain Japanese ECA financing is adversely affected, this would subsequently adversely affect our ability to obtain a DOE loan guarantee, consummate the third closing and complete the American Centrifuge project; and

•
If the remaining Transactions are not consummated, we may be unable to raise capital from alternative sources on terms favorable to us, if at all.  If the remaining Transactions are not consummated or are delayed significantly and we are unable to raise capital from alternative sources, our business and prospects (including the American Centrifuge project) may be substantially harmed and our stock price may decline.

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

The Transactions are subject to significant conditions tied to our progress in obtaining a DOE loan guarantee for the American Centrifuge project.  The obligations of the investors at the second closing of the Transactions is conditioned upon USEC having entered into a loan guarantee conditional commitment in an amount not less than $2 billion for the American Centrifuge project with DOE.  The obligations of the investors at the third closing of the Transactions is conditioned upon USEC achieving closing on a DOE loan guarantee in an amount not less than $2 billion for the American Centrifuge project. Our ability to satisfy these conditions and to obtain a loan guarantee is subject to significant uncertainty as described in the risk factor “We may not be successful in our efforts to obtain a loan guarantee from the U.S. Department of Energy (“DOE”), which would have a significant impact on the American Centrifuge project and our prospects.”  In order to obtain a loan guarantee, we will have to demonstrate that any additional capital needed to complete the American Centrifuge project is available.

The obligations of the investors at the third closing are subject to the approval by our shareholders of (1) the amendment of our certificate of incorporation to create a new class of common stock and to increase our authorized shares of common stock and (2) the issuance of shares of common stock in the Transactions in excess of the threshold for requiring shareholder approval under the New York Stock Exchange listing requirements. We have no assurance that our shareholders will approve these matters. If we do not obtain shareholder approval, we could be required to redeem the investors’ shares for cash or separative work units (“SWU”), which could harm our financial condition.

The third closing is subject to the receipt of governmental approvals and determinations from the U.S. Nuclear Regulatory Commission (“NRC”), DOE and other relevant authorities related to foreign ownership, control, or influence (“FOCI”) and other matters. We have received confirmation from the NRC that NRC consent is not required for the second and third closings based on their review of the transaction and the current information concerning the parties. We cannot assure you that subsequent events will not occur that could cause NRC and DOE to re-evaluate their determinations, which could have the effect of preventing or delaying completion of the Transactions or imposing additional costs on us.

The Transactions may also be subject to the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under this statute, parties are required to make notification filings and to await the expiration of the statutory waiting period prior to completing certain types of transactions. Based on the Transactions and current regulations and guidance, Toshiba and B&W have informed us that the Federal Trade Commission has advised them that such notification is not required. If the facts and circumstances or regulations change or if the federal antitrust authorities otherwise revisit or modify their advice or otherwise challenge the Transactions, such notification filings may be required or the federal antitrust authorities could seek to enjoin the Transactions, impose conditions on the completion of the Transactions, or require changes to the terms of the Transactions. This could have the effect of preventing or delaying completion of the Transactions or imposing additional costs on us.

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

If Toshiba or B&W convert or sell their preferred shares or exercise their warrants, our stockholders will be diluted and our stock price may be negatively impacted.

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

In connection with the Transactions, we entered into a strategic relationship agreement with Toshiba and B&W that provides a process for us to explore potential business opportunities throughout the nuclear fuel cycle.  However, the realization of the expected benefits of these strategic relationships are subject to a number of risks, including:

•	Success in potential efforts to sell our low enriched uranium in connection with Toshiba’s nuclear power plant proposals, including Toshiba’s success in nuclear reactor sales;

•	Success of efforts to identify potential opportunities in our contract services segment; and

•	Our success in achieving cost savings and other benefits through the manufacturing joint venture with B&W.

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

We cannot assure you that we will be able to attract the financing we need to complete the American Centrifuge project in a timely manner or at all. We are in discussions with Japanese export credit agencies (“ECAs”) for financing of up to $1 billion of the cost of completing the ACP. The ECAs are conducting due diligence on the American Centrifuge project. Any Japanese ECA financing will be subject to the terms and conditions negotiated with the lenders and we will need to satisfy any technical, financial and other conditions to funding in order to close on the financing. We are dependent on Toshiba's support for these discussions. In addition, our ability to obtain Japanese ECA financing is also dependent upon our success in obtaining a DOE loan guarantee. Therefore, we have no assurances that we will obtain this financing.

Factors that could affect our ability to obtain Japanese ECA financing or other financing needed to complete the ACP or the cost of such financing include:

•	our ability to get loan guarantees or other support from the U.S. government,

•
our ability to meet the closing conditions of the second and third phases of the $200 million strategic transaction with Toshiba and B&W and to otherwise address the financial concerns identified by DOE,

•	our ability to satisfy DOE that efforts we have taken, including with respect to lead cascade operations and efforts to reduce risk have addressed their concerns,

•	the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant (described below),

•	our ability to secure and maintain a sufficient number of long-term SWU purchase commitments from customers on satisfactory terms, including adequate prices,

•	the level of success of our current operations,

•	SWU prices,

•	USEC’s perceived competitive position and investor confidence in our industry and in us,

•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements,

•	additional downgrades in our credit rating,

•	market price and volatility of our common stock,

•	general economic and capital market conditions,

•	conditions in energy markets,

•	regulatory developments, including changes in laws and regulations, and

•
our reliance on LEU delivered to us under the Russian Contract and uncertainty regarding deliveries and market based components of prices under the Russian Contract, and restrictive covenants in the agreements governing our credit facility and in our outstanding notes and any future financing arrangements that limit our operating and financial flexibility.

We have demobilized the American Centrifuge project and increased costs and cost uncertainty could adversely affect our ability to finance and deploy the American Centrifuge Plant.

Based on our work with suppliers to date, we estimate the cost to complete the American Centrifuge project from the point of closing on financing will be approximately $2.8 billion. This estimate includes AC100 machine manufacturing and assembly, engineering, procurement and construction (“EPC”) costs and related balance-of-plant work, start-up and initial operations, and project management. The $2.8 billion estimate is a go-forward cost estimate and does not include our investment to date, spending from now until financial closing, overall project contingency, financing costs or financial assurance. We expect spending on the project, both capitalized and expensed, to be approximately $50 million in the first quarter of 2011. We expect to continue to invest at a rate consistent with this anticipated spending level until financial closing, assuming our anticipated cash flow from operations and other available liquidity is sufficient and subject to the limitations on ACP spending under our credit facility.

We are evaluating the appropriate level for the overall project contingency taking into account the level of risk given the maturity of the project and pending discussions with DOE regarding obtaining a loan guarantee.  The amount of overall project contingency is not included in our $2.8 billion go-forward cost estimate and will affect the amount of capital that we will need to raise to complete the project. Factors that can affect the level of contingency include, among other things: the risk of the project, including the structure of contracts with suppliers and expectation regarding the potential transition to fixed cost or maximum price contracts; the overall cost of the project; other risks perceived by lenders to the project; and the maturity of the project.

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

Increases in the cost of the ACP increase the amount of external capital we must raise and could threaten our ability to successfully finance and deploy the ACP. We are seeking to fund the costs to complete the American Centrifuge project, including additional amounts that are needed to cover overall project contingency, financing costs and financial assurance through a combination of the $2 billion of loan guarantee funding for which we have applied, the proceeds from the remaining $125 million investment from Toshiba and B&W, additional funding of up to $1 billion from Japanese export credit agencies or other third parties, cash on hand and prospective cash flow from existing USEC operations, and prospective reinvested project cash. Many of these sources of capital are inter-related. For example, the third phase of the investment by Toshiba and B&W is contingent upon the closing of a DOE loan guarantee and in order to close on a DOE loan guarantee we will need to demonstrate that all sources of capital needed to complete the project are available. However, we have no assurance that we will be successful in raising this capital.

The amount of additional capital that we will need will depend on a variety of factors, including how we ultimately deploy the project, the input we receive from our suppliers as part of our ongoing negotiations, the amount of contingency or other capital DOE may require, the amount of the DOE credit subsidy cost we would be required to pay, the length of the demobilization period, and efficiencies and other cost-savings that we are able to achieve.

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

The 2002 DOE-USEC Agreement contains specific project milestones relating to the American Centrifuge Plant. As amended most recently in February 2011, the following four milestones remain under the 2002 DOE-USEC Agreement:

•	November 2011 – Secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year;

•	May 2014 – begin commercial American Centrifuge Plant operations;

•	August 2015 – commercial American Centrifuge Plant annual capacity at 1 million SWU per year; and

•	September 2017 – commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year.

As part of the February 2011 amendment, DOE and USEC re-iterated their acknowledgment that no part of the 2002 DOE-USEC Agreement, including the milestones for the ACP, is dependent on the issuance by DOE of a loan guarantee to us. However, we communicated to DOE that obtaining a timely commitment and funding for a loan guarantee from DOE is necessary in order for us to meet the remaining four milestones and complete the ACP.

Unless we are able to obtain a loan guarantee commitment from DOE and other financing commitments, we will not be able to meet the November 2011 financing milestone or the other remaining milestones.  Our ability to obtain additional financing commitments, including Japanese ECA financing of up to $1 billion of the cost to compete the ACP, is dependent upon our obtaining a loan guarantee commitment, which is outside of our control. Risks related to our ability to obtain a loan guarantee commitment are described in the risk factor “We may not be successful in our efforts to obtain a loan guarantee from the U.S. Department of Energy (“DOE”), which would have a significant impact on the American Centrifuge project and our prospects.”  Risks related to our ability to raise capital are described in the risk factor “Apart from a DOE loan guarantee and the strategic investment by Toshiba and B&W, deployment of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.”

Until we have met the November 2011 financing milestone, DOE has full remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within our control or was due to our fault or negligence. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer certain of our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that we be removed as the sole U.S. Executive Agent under the Megatons to Megawatts program. Any of these actions could have a material adverse impact on our business and prospects. Uncertainty surrounding the milestones under the 2002 DOE-USEC Agreement or the initiation by DOE of any action or proceeding under the 2002 DOE-USEC Agreement could adversely affect our ability to obtain financing for the American Centrifuge project or to consummate the transactions with Toshiba and B&W.

In the February 2011 amendment to the 2002 DOE-USEC Agreement, DOE and USEC agreed to discuss adjustment of the remaining three milestones (May 2014, August 2015 and September 2017) as may be appropriate based on a revised deployment plan to be submitted to DOE by USEC by January 30, 2012 following the completion of the November 2011 financing milestone. Even if we are able to meet the November 2011 financing milestone, we may be unable to meet the remaining milestones or to reach agreement with DOE regarding adjustments to these milestones to align with any revised deployment plan for the ACP.

Delays in our deployment of the American Centrifuge project could adversely affect the overall economics, ability to finance and the likelihood of successful deployment of the ACP.

The demobilization of the American Centrifuge project and continued delays in progress toward obtaining a loan guarantee from DOE have significantly delayed the project and these delays could continue.  We also experienced a delay in 2009 to our timetable for operation of the initial AC100 cascade as part of our Lead Cascade test program. We have experienced delays in the past from a variety of factors, including the failure of certain materials to meet specifications, performance problems with, and failures of, certain centrifuge components and our transition to machine manufacturing by our suppliers. Our efforts to reduce the centrifuge machine cost through value engineering were delayed due to our need to focus necessary resources on resolving issues related to Lead Cascade operations. While we have taken action to address these past delays and to avoid delays in the future and while we are working with DOE to obtain a timely loan guarantee, we cannot provide any assurance that we will not have delays in the future and timing on receipt of financing commitments is largely outside of our control.  As a result of these and other factors, including factors and circumstances similar to those that have delayed us in the past, if we remobilize, we may be unable to meet our revised project schedule.

Significant delays in our deployment of the American Centrifuge project could:

•	increase our costs for the project, both on an overall basis and in terms of the incremental costs we must incur to recover from delays;
•
cause us to fail to meet one or more milestones under the 2002 DOE-USEC Agreement (including any potential adjustments to the remaining three milestones that we may agree to with DOE following satisfaction of the November 2011 financing milestone), which could cause DOE to exercise the remedies described in the risk factor relating to the 2002 DOE-USEC Agreement;

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

The target output for the ACP is based on assumptions regarding performance and availability of machines and related equipment and actual performance may be different than we expect. Factors that can influence performance include:

•	The success of our efforts to optimize the machine we expect to deploy in the ACP;

•	The performance and reliability of individual components built by our strategic suppliers;

•	Issues with respect to the performance of our strategic suppliers; and

•	Differences in actual commercial plant conditions from the conditions used to generate our test data.

The AC100 machines operated in the Lead Cascade in 2010 performed at a level that was somewhat less than our targeted performance goal of 350 SWU per machine, per year. We continue to refine the AC100 series machine both to reduce cost through value engineering and to improve performance. The AC100 machines now being assembled and installed have met our targeted performance level in testing and are expected to operate at that level. However, we may not realize anticipated cost savings or performance improvements. Our failure to achieve targeted performance in the machines deployed in the ACP could affect the overall economics of the ACP and our ability to finance and the likelihood of successful deployment of the ACP.  This could have a material adverse impact on our business and prospects. Assumptions with respect to the overall economics of the ACP may also depend on expectations regarding improved performance at some point in time that may not be achievable in the timeframe expected or at all.

We rely on third-party suppliers for key components for our AC100 machine and the American Centrifuge Plant.

We rely on third-party suppliers for key American Centrifuge components. Although the American Centrifuge project has been demobilized, we continue to purchase from suppliers key components for the AC100 machines that we are adding to the Lead Cascade. The operation of the Lead Cascade is critical to the deployment of the technology and to our addressing concerns raised by DOE with respect to our loan guarantee application. In the event we remobilize the project, our dependence on key suppliers will increase. The failure of any of our suppliers to provide their respective components as scheduled or at all or of the quality and the precise specifications we need could result in substantial delays in, or otherwise materially hamper, the deployment of the ACP.

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

We could face challenges with ensuring the ability and willingness of our strategic suppliers to continue at low rates of production for a prolonged period of time absent greater certainty on timing for financial closing and a definitive timeline for remobilization. We have entered into and expect to enter into future agreements with suppliers in which we bear certain cost, schedule and performance risk. Although we will seek to manage these risks, we cannot provide any assurance that we will be able to. This could result in cost increases and unanticipated delays. Our inability to effectively integrate these suppliers and other key third-party suppliers could also result in delays and otherwise increase our costs. Delays could also occur if we decide to search for alternate suppliers or to self-perform certain items that we previously anticipated outsourcing to third-party suppliers.

Significant increases in the cost of the electric power supplied to the Paducah GDP have materially increased our overall production costs and may, in the future, increase our cost of sales to a level above the average prices we bill our customers.

Electric power constitutes approximately 70% of the production cost at the Paducah GDP. We purchase most of our electric power for the Paducah GDP from the Tennessee Valley Authority (“TVA”) under a multi-year power contract with TVA that expires in May 2012.  The base price of power under our power contract with TVA increases moderately each year through 2012. However, our power costs under the contract are also subject to monthly adjustments to account for changes in TVA’s fuel costs, purchased-power costs, and related costs, which means that our actual power costs could be greater than we anticipate. The impact of the fuel cost adjustment has been negative for USEC, imposing an average increase over base contract prices of about 10% in 2010, 6% in 2009 and 15% in 2008. The fuel cost adjustment under the TVA contract in 2011 and beyond could be greater than we experienced in 2010, and could also be very volatile. Factors that could affect TVA’s fuel and purchased-power costs and the amount of the fuel cost adjustment include coal and gas prices, purchased-power costs and hydroelectric power generation. We also purchase additional power for delivery during the summer months at market prices, which is the time of the year when market prices tend to be the highest.

Some form of additional government regulation may be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and such regulation could result in the creation of substantial additional costs for power suppliers in the form of taxes or emission allowances or other increased operating or capital costs.  Most of these additional costs would likely be passed through to electricity consumers, in which case our power costs could increase in the future. In 2010, approximately half of TVA’s electricity was generated by coal-fired power plants, which are producers of carbon dioxide and so would likely be affected by any regulation.

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

It may not be economic to extend Paducah GDP operations beyond May 2012, which could affect our ability to meet customer orders and pose a significant risk to, or could significantly limit, our continued operations.

Delays in financing construction of the American Centrifuge Plant have made continued efficient operation of our current enrichment plant an important element of our business as we transition to centrifuge production. Our goal is to extend operations at the Paducah GDP based on economic considerations and our ability to operate the plant profitably. Factors that can affect our decision on whether to extend Paducah GDP operations include:

•	Our ability to negotiate an acceptable power arrangement with TVA or other suppliers of power;

•	Our success in obtaining a contract with DOE for enriching a portion of the DOE’s depleted uranium stockpile on satisfactory terms, in sufficient amount, or at all; and

•	SWU supply and demand and the outcome of discussions with customers about their near term SWU supply needs.

We have no assurance that we will be successful in negotiating an acceptable power arrangement with TVA or other suppliers of power. While we are currently in discussions with TVA, we have not reached any agreement. There are also a limited number of potential suppliers for power given our significant power needs.

We also have no assurance that we will be successful in obtaining a contract with DOE for enriching a portion of the DOE’s depleted uranium (“tails”) stockpile on satisfactory terms, in sufficient amount, or at all. Although we believe such a program can be implemented without an adverse material impact on the domestic uranium mining industry, we face potential opposition for such an arrangement and are reliant on DOE to make a decision to go forward with such a program. Such an arrangement is designed to be revenue generating for the federal government, however the amount of revenue that is generated is dependant on the market value of uranium. Changes in uranium prices could adversely affect the perceived benefits of this arrangement to DOE.

We also have no assurance that our customer needs in the next several years will be sufficient to support continued Paducah GDP operations at the production level that is necessary for the plant to be economic. A significant portion of our customer supply needs over the next several years are already covered under long term contracts. We are currently engaged in discussions with customers regarding their needs during this period, however, there may not be sufficient available demand absent a tails enrichment arrangement to absorb a portion of the plant production capacity.

The Paducah GDP operates most efficiently in the range of 5 to 6 million SWU per year.  Operating the Paducah GDP at levels below 5 million SWU would have a negative impact on plant performance and economics. In addition, under the 2002 DOE-USEC Agreement, production at the Paducah GDP may not be reduced below a minimum of 3.5 million SWU per year until six months before we have completed a centrifuge enrichment facility capable of producing LEU containing 3.5 million SWU per year. If the Paducah GDP is operated at less than the specified 3.5 million SWU in any given fiscal year, we may cure the defect by increasing LEU production to the 3.5 million SWU level in the next fiscal year, however, we may only use the right to cure once in each six-year lease period. If we do not maintain the requisite level of operations at the Paducah GDP and have not cured the deficiency, we are required to waive our exclusive right to lease the facility. In addition, if we produce less than one million SWU per year at the Paducah GDP and fail to recommence production within time periods specified in the 2002 DOE-USEC Agreement, DOE could assume responsibility for operation of the Paducah GDP. Without a lease to the Paducah GDP, we would be unable to meet our annual delivery commitments to customers once our available inventories were exhausted.

Deliveries of LEU under the Russian Contract account for approximately one-half of our supply mix and a significant delay or stoppage of deliveries could affect our ability to meet customer orders and could pose a significant risk to our continued operations and profitability.

A significant delay in, or stoppage or termination of, deliveries of LEU from Russia under the Russian Contract or a failure of the LEU to meet the Russian Contract’s quality specifications, could adversely affect our ability to make deliveries to our customers. A delay, stoppage or termination could occur due to a number of factors, including logistical or technical problems with shipments, commercial or political disputes between the parties or their governments, a failure or inability by either party to meet the terms of the Russian Contract, or a failure or inability of the parties to agree upon, or maintain, arrangements for physical withdrawal by the Russian Executive Agent of natural uranium delivered by us in the United States for the feed component of LEU after the current arrangements expire at the end of 2011.

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

The Paducah GDP is owned by the U.S. government. Our rights to the plant are defined under a lease agreement with DOE and the law that the lease agreement implements. As described above, under the 2002 DOE-USEC Agreement, we could lose our right to extend the lease of the Paducah GDP and could be required to waive our exclusive right to lease the facility if we fail on more than one occasion within specified periods to meet certain production thresholds and fail to cure the deficiency. In addition, DOE could assume responsibility for operation of the Paducah GDP if we cease production at the Paducah GDP and fail to recommence production within time periods specified in the 2002 DOE-USEC Agreement. Without the Paducah GDP production, we would be unable to meet our annual delivery commitments to customers once our available inventories were exhausted.

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

Under the terms of our credit facility entered into on February 26, 2010, as subsequently amended and restated, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when availability (as defined in the credit agreement) falls below certain thresholds, the credit facility permits us to spend up to $165 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project.  Under this provision, the $45 million made available by DOE pursuant to a cooperative agreement entered into with USEC in March 2010 for continued American Centrifuge activities was not restricted by the credit facility or counted towards the ACP Spending Basket.  In addition to the ACP Spending Basket, the credit facility also permits the investment in the American Centrifuge project of net proceeds from additional equity capital raised by us (such as the investment from Toshiba and B&W), subject to certain provisions and certain limitations when availability falls below certain thresholds.

If we are unable to obtain and timely close on a DOE loan guarantee or raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket may necessitate future reductions in spending on the American Centrifuge project during 2011, which could adversely affect our ability to deploy the American Centrifuge project and our prospects. Our spending on the American Centrifuge project will need to take into account existing contractual obligations, including anticipated payments for materials to be delivered as well as project contract termination costs.

The rights of our creditors under the documents governing our indebtedness may limit our operating and financial flexibility and increase the difficulty of complying with the obligations governing our indebtedness.

Our credit facility includes various operating and financial covenants that restrict our ability, and the ability of our subsidiaries, to, among other things, incur or prepay other indebtedness, grant liens, sell assets, make investments and acquisitions, consummate certain mergers and other fundamental changes, make certain capital expenditures and declare or pay dividends or other distributions. Most of these covenants are more restrictive than the corresponding covenants under our prior credit facility. The more restrictive nature of the covenants, combined with the smaller size of the credit facility from our prior credit facility, makes compliance with the covenants under the credit facility more difficult should we encounter unanticipated adverse events. Complying with these covenants may also limit our flexibility to successfully execute our business strategy. For example, as described in the risk factor above, these covenants limit, with certain exceptions, the amount we can invest in the American Centrifuge project. The credit agreement also requires that we maintain a minimum level of available borrowings and contains reserve provisions that may periodically reduce the available borrowings under the credit facility.

Our failure to comply with obligations under the credit facility or other agreements such as the indenture governing our outstanding convertible notes, and surety bonds, or the occurrence of a “fundamental change” as defined in the indenture governing our outstanding convertible notes or the occurrence of a “material adverse effect” as defined in our credit facility, could result in an event of default under one or more of the documents governing our indebtedness. We cannot provide assurances that we would be able to cure any default and, in certain cases, the applicable documents governing our indebtedness may not provide us the opportunity to cure a default. A default, if not cured or waived, could result in the acceleration of our indebtedness and, in the case of the credit facility, could require us to fully cash collateralize all outstanding letters of credit. In addition, a default under one of the documents governing our indebtedness, such as our credit facility, could constitute a default under another document governing our indebtedness, such as the indenture governing our outstanding convertible notes. If, as a result of a default, our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Further, even if we are able to pay or refinance the accelerated indebtedness, we may not be able to remedy the consequence of a default under the documents governing our other indebtedness or obligations, including the indenture governing our outstanding convertible notes.

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

The U.S. and foreign governments have stockpiles of natural uranium and LEU that they could sell in the market. In addition, LEU may be produced by downblending stockpiles of highly enriched uranium owned by the U.S. and foreign governments. Although the USEC Privatization Act of 1992 requires the Secretary of Energy to make a determination that there is no material impact on the domestic uranium mining, conversion or enrichment industry prior to the sale of its stockpiles of natural uranium or LEU, the market impact of any sale could be more significant than they anticipate. The release of these stockpiles into the market in levels in excess of market demand can depress prices and reduce demand for natural uranium and LEU from us, which could adversely affect our revenues, cash flows and results of operations.

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

We compete with three major producers of LEU, all of which are wholly or substantially owned by governments: Areva (France), Rosatom/TENEX (Russia) and Urenco (Germany, Netherlands and the United Kingdom). Currently, these competitors utilize or are in the process of transitioning to more efficient and cost-effective technology to enrich uranium than we use at the Paducah GDP. In addition, all of these suppliers are currently expanding their centrifuge production capacity.

Urenco reported that total annual capacity of its European and U.S. enrichment facilities was 13 million SWU at the end of 2010. In June 2010, Urenco USA began operations of a gas centrifuge uranium enrichment plant in Lea County, New Mexico. Urenco has reported planned capacity for Urenco USA of 3 million SWU per year in 2013 and 5.7 million SWU per year by 2015.  Urenco’s announced plans call for total capacity, including URENCO USA, of 18 million SWU by the end of 2015.

Areva’s new gas centrifuge enrichment plant in France (“Georges Besse II”) is expected to begin commercial operations in early 2011 with full capacity of 7.5 million SWU per year expected by 2016. Areva has announced that it plans to cease operating the Georges Besse gaseous diffusion plant in France at the end of 2012. In addition, Areva announced in December 2008 that it submitted a license application to the NRC to build its proposed Eagle Rock centrifuge uranium enrichment plant near Idaho Falls, Idaho. In 2010, Areva announced that they had received a conditional commitment for a DOE loan guarantee for the Eagle Rock plant. Areva’s plan calls for initial production in 2014 with a targeted production rate of 3.3 million SWU per year reached by 2018. Areva has revised its NRC license application to provide flexibility to expand the Eagle Rock facility to 6.6 million SWU per year by 2022 if market conditions warrant.

Rosatom/Tenex also uses centrifuge technology. WNA estimates its production capacity to be approximately 25 million SWU per year, with the expansion to approximately 30 million SWU by 2015.  However, not all of this capacity is available to the market since a portion of Russian capacity is used for downblending highly enriched uranium.

We also face potential competition from GE Hitachi Global Laser Enrichment (“GLE”), which has an agreement with Silex Systems Limited, an Australian company, to license Silex’s laser enrichment technology. GLE has begun a phased development process with the goal of constructing a commercial enrichment plant in Wilmington, North Carolina with a target capacity of between 3.5 million and 6 million SWU per year.  GLE is operating a test loop facility to determine performance and reliability data, which could be used to make a decision on whether or not to proceed with the construction of a commercial plant using the Australian technology. GLE informed the NRC in September 2010 that its schedule for such a decision would be delayed and such a decision is not expected before 2012, however, a decision could be made sooner than expected.

We also face potential competition from China. China has existing centrifuge production capacity that it purchased from Russia and China is also developing its own centrifuge enrichment technology, which could be used for China's domestic needs or to export for sale in foreign markets. Depending on the rate of their development of centrifuge technology or other expansion and their plans for this supply, this could be a source of significant long term competition.

There is also the potential that any of these suppliers will further increase their expansion rates from what they have announced. All of these represent competition in our efforts to sell SWU, including output from ACP.

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

Our 10 largest customers in our LEU segment represented 49% of our total revenue in 2010, and our three largest customers in our LEU segment represented 28% of our total revenue in 2010. To the extent our existing contracts with these customers include prices that are greater than the prices at which we could sell to others, a reduction in purchases from these customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption in their operations that reduces their need for LEU from us, could adversely affect our business and results of operations. Conversely, to the extent that our contracts with these customers include prices that are lower than the prices at which we could sell to others, a decision by these customers to exercise options under these contracts to purchase more from us also could adversely affect our business and results of operations.

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

Certain emerging markets lack a comprehensive nuclear liability law that protects suppliers by channeling liability for injury and property damage suffered by third persons from nuclear incidents at a nuclear facility to the facility’s operator. To the extent a country does not have such a law and has not otherwise provided nuclear liability protection for suppliers to the projects to which we are supplying SWU, we intend to negotiate terms in our customer contracts that we believe will adequately protect us in a manner consistent with this channeling principle. However, if a customer is unwilling to agree to such contract terms, the lack of clear protection for suppliers in the national laws of these countries could adversely affect our ability to compete for sales to meet the growing demand for LEU in these markets and our prospects for future revenue from such sales.

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

We, or our subsidiaries, are a party to a number of agreements and arrangements with the U.S. government that are important to our business, including:

•	leases for the gaseous diffusion plants and American Centrifuge facilities,

•	the Executive Agent agreement under which we are designated the U.S. Executive Agent and purchase the SWU component of LEU under the Russian Contract,

•	the 2002 DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and the American Centrifuge technology,

•	electric power purchase agreements with the Tennessee Valley Authority,

•	contract work for DOE and DOE contractors at the Portsmouth site and Paducah GDP, which work at the Portsmouth site is currently in transition as described below, and

•	NAC consulting and spent fuel storage and transportation activities.

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

If we are not successful in our efforts to perform work as a subcontractor to the decontamination and decommissioning contractor at the Portsmouth site or if the transition has other unanticipated impacts, the impact of the transition on our results of operations could be more significant than we expect.

Historically, the majority of our contract services segment revenues included work performed under contract with DOE (primarily the “cold shutdown contract”) to maintain and prepare the former Portsmouth GDP for decontamination and decommissioning (“D&D”). This work is currently in a state of transition. In August 2010, DOE awarded a contract for the D&D of the Portsmouth site to a joint venture between Fluor Corp. and The Babcock & Wilcox Company (“Fluor-B&W Portsmouth LLC”). Under the contract, Fluor-B&W Portsmouth LLC will serve as the prime contractor for the D&D.  DOE has extended the expiration of our cold shutdown contract from September 30, 2010 to January 16, 2011, and most recently to March 28, 2011. We do not expect that DOE will further extend the expiration of the contract. None of these extensions has been definitized, meaning, among other things, that the parties have not yet reached an agreement on the amount of the fee to be paid to us for the work. The lack of contract definitization can result in delays in our submittal of incurred costs and recovery of fees for work performed. After the expiration of the contract, responsibility for work under our cold shutdown contract will transition to the new D&D contractor. To facilitate the transition, on September 30, 2010, we de-leased three large GDP production buildings and other facilities that we had leased from DOE.

We are seeking the opportunity to facilitate the transition of work to the new contractor and to otherwise perform work as a subcontractor as the D&D program proceeds. However, the scope and timing of any contract to perform work as a subcontractor is uncertain. USEC also performs other services for DOE and DOE contractors at the Portsmouth site that may continue after the expiration of the cold shutdown contract, as well as minor services at the Paducah GDP. We are currently evaluating options regarding the provision of services to DOE at the Portsmouth site including the possible delease of facilities not needed to support the deployment of American Centrifuge. However, even if we are successful in our efforts to perform work at the Portsmouth site as a subcontractor to the D&D contractor, we expect that our revenues from U.S. government services will be significantly reduced beginning with the second quarter of 2011. This impact will be more significant if we are not able to obtain work as a subcontractor and extend work we currently perform providing infrastructure and support services to the site tenants.

We are in the process of negotiating transition activities with the new D&D contractor to determine what scope of work will be transitioned and in what timeframe.  The outcome of these discussions could raise additional risks and uncertainties, including:

•
The potential impact on USEC employees and potential severance and other costs to USEC.  We have approximately 1,100 employees working at the Portsmouth site supporting DOE, its activities and the cold shutdown contract. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Services Segment,” our severance liability could be up to approximately $25 million with DOE owing a portion of this amount, estimated at $18.5 million. We are currently in discussions with DOE and the D&D contractor concerning strategies to avoid or lessen these potential severance payments, however, we may not be successful in mitigating these payments and the amount of our severance obligations could be material and could adversely affect our results of operations and financial condition;

•
The potential pension and post retirement benefits costs to USEC. The cessation of our contract services activities in Portsmouth will trigger closing adjustments to our pension and postretirement benefit. As a result, certain costs may be accelerated. Although we believe a portion of such costs would be recoverable from DOE under our contract and applicable cost accounting standards, we may not be able to recover those costs in the amounts we anticipate or at all. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Services Segment,” we recognized approximately $0.4 million in our cost of sales for December 2010 related to unamortized prior service costs based on our employee population at Portsmouth. As we receive additional information on the timing and number of employees leaving USEC, we may need to recognize significant additional costs, which could adversely affect our results of operations and financial condition. Closing adjustments from our pension plan could be up to approximately $32 million and for our postretirement benefit plan up to approximately $15 million, before cost recoveries from DOE. We are currently in discussions with DOE and the D&D contractor concerning strategies to avoid or lessen these potential closing adjustments from our pension and postretirement benefit plans, however, we may not be successful in mitigating these costs and these costs could adversely affect our results of operations and financial condition;

•	The potential impact of the loss of employees on work we perform to comply with requirements of our certificate with the NRC for the Portsmouth facility;

•
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Services Segment,” we have property, plant and equipment at the Portsmouth site of approximately $14.6 million, net of accumulated depreciation, remaining on our consolidated balance sheet as of December 31, 2010. These assets are depreciated over their remaining useful life and, based on current events, depreciation of these assets has been accelerated to comply with DOE and the D&D contractors tentative de-lease schedule. This impact will be more significant if we are not able to obtain work as a subcontractor and extend work we currently perform providing infrastructure and support services to the site tenants;

•
The potential impact of our de-lease of facilities at Portsmouth on our activities with respect to the American Centrifuge plant, including, but not limited to, potential reduction in flexibility with respect to the storage of materials, potential increased costs of site services and use of site facilities, potential increased interferences with our activities on site and potential increased difficulties in obtaining services;

•
The potential impact on our ability to collect unbilled amounts from DOE. As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes arise from time to time. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Services Segment,” we believe that as of December 31, 2010 additional amounts can be billed to DOE and revenue of approximately $3 million may be recognizable. There is also the potential for additional revenue to be recognized related to our valuation allowances pending the outcome of Defense Contract Audit Agency (“DCAA”) audits and DOE reviews. In addition, $77.3 million of receivables related directly to DOE or DOE contractors remain on our consolidated balance sheet as of December 31, 2010, including $10.9 million of past due receivables and $27.7 million of unbilled receivables where revenue has been previously recorded, and the timing and amount of recovery are uncertain. The termination of the cold shutdown contract could adversely affect our ability to timely recover these or other amounts we may be owed from DOE; and

•
The potential impact on the cost of remaining services and activities. The reduction of the scope of work performed by USEC for DOE and the transition of the work to the D&D contractor could adversely impact the costs to us at the Portsmouth site and throughout the rest of the company. Costs of work self-performed by us could increase due to the increased allocation of overhead and other costs to such work.  Costs of contracting with the D&D contractor to perform work previously performed by us could be higher than current costs.

Work under U.S. government contracts may not continue. Our existing U.S. government contracts work is subject to continued appropriations by Congress and may be limited or terminated if future funding is not made available or if the contracts are not extended.

During 2010, approximately 12% of our revenue was earned from work under U.S. government contracts. As described above, we expect that our revenues from U.S. government services will be significantly reduced beginning with the second quarter of 2011 as a result of the transition of the cold shutdown contract to the D&D contractor. All remaining contract work for DOE is subject to the availability of DOE funding and congressional appropriations and subject to DOE’s decision to extend or terminate the contracts. If funds were not available or if the contracts expire or terminate, we could be required to terminate these operations and incur related termination costs. In addition, the criteria for awarding future contracts for the work may be such that we would not be eligible to compete for such contracts or may not be successful in obtaining the contract, which could adversely affect our results of operations.

Revenue from U.S. government contract work is subject to audit and costs may be revised or disallowed.  Billing rates are subject to audit and revision by DOE which may delay payment of costs.

Revenue from U.S. government contract work is based on cost accounting standards and allowable costs that are subject to audit by the DCAA. Our billing rates are also subject to audit and must be approved by DOE. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs. We have submitted to DOE Incurred Cost Submissions for Portsmouth and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008 and 2009. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner and the only completed Incurred Cost Submission audit was for the period ended June 30, 2002. Audit adjustments, unilateral rate disallowances by DOE or delays by DOE in approving rate increases could reduce the amounts we are allowed to bill for DOE contract work, require us to refund to DOE a portion of amounts already billed, or delay us in receiving timely recovery of costs, which could adversely affect liquidity, cash flows and results of operations. Also refer to Item 7, “—Overview – Contract Services Segment” and “DOE Contract Services Matter” in note 18 to the consolidated financial statements.

Our operations are highly regulated by the NRC and DOE.

Our operations, including the Paducah GDP, the Portsmouth site and NAC, are regulated by the NRC. In addition, the American Centrifuge Demonstration Facility and the construction and operation of the American Centrifuge Plant are licensed by the NRC, which regulates our activities at those facilities.

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

We lease facilities from DOE at the Paducah GDP, the former Portsmouth GDP, and the American Centrifuge Plant and centrifuge test facilities in Piketon, Ohio and Oak Ridge, Tennessee. Pursuant to the Price-Anderson Act, DOE has indemnified us against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under the DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. The DOE indemnification does not apply to incidents outside the United States, including in connection with international transportation of LEU.

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

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under contracts with customers. As of December 31, 2010, our backlog was an estimated $6.7 billion, including $1.5 billion expected to be delivered in 2011 and $4.7 billion through 2015. There can be no assurance that the revenues projected in our backlog will be realized, or, if realized, will result in profits. Backlog is partially based on customers’ estimates of their fuel requirements and other assumptions, including our estimates of selling prices and inflation rates. Such estimates are subject to change. For example, some of our contracts include pricing elements based on published SWU or uranium market price indicators prevailing at the time of delivery. Other pricing elements may include escalation based on a general inflation index, a power price index or a multiplier of our actual unit power cost. We utilize external composite forecasts of future market prices and inflation rates in estimating prices that we will be entitled to charge in the future. These forecasts may not be accurate, and therefore our estimates of future prices could be overstated. Any inaccuracy in our estimates of future prices would add to the imprecision of our backlog estimate.

For a variety of reasons, the amounts of SWU and uranium that we will sell in the future under our existing contracts, or the timing of customer purchases under those contracts, may differ from our estimates. Customers may not purchase as much as we predicted, nor at the times we anticipated, as a result of operational difficulties, changes in fuel requirements or other reasons. Reduced purchases would reduce the revenues we actually receive from contracts included in the backlog. For example, our revenue could be reduced by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions, or by an interruption of our production of LEU or deliveries of Russian LEU to us, that we need to meet our delivery commitments to customers. Efforts that we take to advance customer orders, including any discounts that are given, could also reduce the amount we receive under contracts in our backlog. Increases in our costs of production or other factors could cause sales included in our backlog to be at prices that are below our cost of sales, which could adversely affect our results of operations, and customers may purchase more under lower priced contracts than we predicted.

Our inability to secure a loan guarantee on a timely basis may adversely affect our backlog of contracts for the output of the American Centrifuge project, and may result in diminished prospects for securing financing for the plant.

Certain customers have contracted with us on the expectation that we would obtain financing for, or deploy, the American Centrifuge plant by certain deadlines. If we fail to meet those deadlines, we may have to renegotiate one or more of the key business terms of those contracts, which could result in terms that are less favorable for USEC or in termination of all or part of certain contracts and a reduction in our backlog.  A loss of all or part of our existing backlog also could adversely affect our ability to secure new contracts for the American Centrifuge plant. A reduction in our existing backlog of contracts or diminished prospects for securing new contracts for that backlog, would adversely affect the likelihood that we will succeed in securing financing for, or deploying, the American Centrifuge plant.

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

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our results of operations and financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. For example, refer to “Critical Accounting Estimates” in Part II, Item 7 of this report for a discussion of assumptions, estimates and judgments related to our accounting for pension and postretirement health and life benefit cost obligations, costs for the future disposition of depleted uranium and GDP lease turnover costs, American Centrifuge technology costs and income taxes. Changes in accounting rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly affect our results of operations and financial condition.

Changes in federal, state, and local tax laws could significantly affect our results of operations and financial condition.

We recognize tax liabilities based on estimates of whether additional taxes and interest will be due consistent with legislation in place at that time. To the extent that the final tax outcome of these matters is different than the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made. For example, the 2010 provision for income taxes includes a one-time charge related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Healthcare Act”) signed into law at the end of March 2010. Another example occurred in December 2010, when the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (collectively referred to as “the Tax Relief Act”) was signed into law which benefited us with federal research credits that had not been previously recorded since the prior statute had expired in December 2009.

Uncertainties related to changes in federal, state, and local tax regulation could also be compounded by governmental budget deficits, which could require various agencies to pass these budget shortfalls onto companies doing business in certain jurisdictions. This could also create a financial disadvantage to us compared to our competition.

We have capitalized significant amounts related to ACP and if these amounts were no longer able to be capitalized and were charged to expense, that would adversely affect our results of operations.

Additional delays in financing for ACP or potential termination of ACP could cause us to be required to charge to expense amounts previously capitalized related to ACP. Capital expenditures related to the ACP totaled approximately $1.2 billion at December 31, 2010. Also included in other long-term assets are $2.5 million for deferred financing costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs. The continued capitalization of these amounts is subject to ongoing review, including a probability-weighted analysis that takes into account various conditions. If conditions change and deployment were no longer probable or were delayed significantly from our current estimates, we may be unable to continue to capitalize costs and costs that were previously capitalized could be charged to expense, which would adversely affect our results of operations.

In addition, included in our construction work in progress is $79.5 million of capitalized interest related costs. Under generally accepted accounting principles, interest is not to be capitalized during periods when the enterprise intentionally defers or suspends activities related to the asset. However, delays that are inherent in the asset acquisition process and interruptions in activities that are imposed by external forces are unavoidable in acquiring the asset and as such do not call for a cessation of interest capitalization. Accordingly, notwithstanding the significant demobilization of machine manufacturing and construction activities in 2009, we have continued to capitalize interest based on current business activities related to the American Centrifuge. However, if conditions were to change, including as a result of our reducing spending further in order to preserve liquidity, we might be unable to capitalize interest costs going forward and/or could be required to charge to expense amounts previously capitalized, which would adversely affect our results of operations.  Refer to “Critical Accounting Estimates” in Part II, Item 7 of this report for a discussion of assumptions, estimates and judgments related to our accounting for American Centrifuge technology costs.

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

Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension and postretirement benefit plans. Generally accepted accounting principles in the United States require that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial markets and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension and postretirement benefit expenses for the following year are the discount rate, the expected rate of return on plan assets, healthcare cost trend rates and the rate of increase in future compensation levels. The rate of return on our pension assets and changes in interest rates affect funding requirements for our defined benefit pension plans.  The minimum amount we contribute to our pension plans is regulated by the IRS and the Pension Protection Act of 2006. The amount we are required to contribute to our pension plans can have an adverse affect on our cash flows. For additional information and a discussion regarding how our financial statements are affected by pension and postretirement benefit plan accounting policies, see Critical Accounting Estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 12 to our consolidated financial statements.

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

In connection with the $200 million investment by Toshiba and B&W and the issuance of certain preferred stock and warrants to Toshiba and B&W, our board of directors determined that the consummation of the investment transactions pursuant to the transaction documents will not constitute an "adverse regulatory occurrence" and that we will not request information from Toshiba or B&W under the provisions of our certificate of incorporation described above. Under the terms of the transaction documents, subject to certain limited exceptions, we have agreed not to take any action to revoke such determination or to amend or adopt any foreign ownership provisions in our certificate of incorporation or bylaws, in each case without the prior written consent of Toshiba or B&W. This board determination and these contractual provisions could limit the board’s flexibility in addressing foreign ownership issues and complying with regulatory requirements in connection with the Toshiba and B&W investment in the future in the event that the NRC or DOE re-evaluate their determinations relating to the absence of foreign ownership, control or influence.

Anti-takeover provisions in Delaware law and in our charter, bylaws and shareholder rights plan and in the indenture governing our convertible notes could delay or prevent an acquisition of USEC.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of our company, even if a change of control would be beneficial to our existing shareholders. Our certificate of incorporation, or charter, establishes restrictions on foreign ownership of our securities. Other provisions of our charter and bylaws may make it more difficult for a third-party to acquire control of us without the consent of our board of directors. We also have adopted a shareholder rights plan, which could increase the cost of, or prevent, a takeover attempt. These various restrictions could deprive shareholders of the opportunity to realize takeover premiums for their shares. Additionally, if a fundamental change occurs prior to the maturity date of our convertible notes, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes, and if a make-whole fundamental change occurs prior to the maturity date of our convertible notes, we will in some cases increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. In addition, the indenture governing our convertible notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

DOE Contract Services Matter

Since 2006, USEC has cooperated with the U.S. Department of Justice (“DOJ”) and the DOE Office of Investigations with respect to their inquiries regarding possible violations by USEC of the Civil False Claims Act (“FCA”) and related claims in connection with invoices submitted by USEC under its contract with DOE for the supply of cold standby services at the Portsmouth GDP. In July 2006, DOJ asserted that DOE may have sustained damages in excess of $6.9 million under the cold standby contract and in October 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby contract and two other cost-type contracts, again potentially in violation of the FCA, which allows for treble damages and civil penalties. USEC has maintained that the government does not have a legitimate basis for asserting any FCA or related claims under these contracts. As part of USEC’s discussions with DOJ, USEC and DOJ agreed numerous times to extend the statute of limitations for this matter. On November 19, 2010, the tolling agreement extending the statute of limitations expired and DOJ has not requested a further extension. DOJ has also indicated that they do not intend to file or otherwise pursue a FCA or related claim against USEC in connection with this matter. Based on these discussions, USEC believes that DOJ has concluded its investigation.

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

Other

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations, financial condition or cash flow.

Item 4.  [Removed and Reserved]

Executive Officers of the Company

Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at February 24, 2011 follow:

Name	Age	Position
John K. Welch	60	President and Chief Executive Officer
John C. Barpoulis	46	Senior Vice President and Chief Financial Officer
Christine M. Ciccone	46	Senior Vice President, External Relations
Peter B. Saba	49	Senior Vice President, General Counsel and Secretary
Philip G. Sewell	64	Senior Vice President, American Centrifuge and Russian HEU
Robert Van Namen	49	Senior Vice President, Uranium Enrichment
W. Lance Wright	63	Senior Vice President, Human Resources and Administration
John M.A. Donelson	46	Vice President, Marketing and Sales
Stephen S. Greene	53	Vice President, Finance and Treasurer
J. Tracy Mey	50	Vice President and Chief Accounting Officer
E. John Neumann	63	Vice President, Government Relations
Paul E. Sullivan	58	Vice President, American Centrifuge and Chief Engineer

John K. Welch has been President and Chief Executive Officer since September 2005.

John C. Barpoulis has been Senior Vice President and Chief Financial Officer since August 2006 and was Vice President and Treasurer from March 2005 to August 2006. Prior to joining USEC, Mr. Barpoulis was Vice President and Treasurer of National Energy & Gas Transmission, Inc. (formerly a subsidiary of PG&E Corporation) and certain of its subsidiaries from 2003 to March 2005 and was Vice President and Assistant Treasurer from 2000 to 2003. National Energy & Gas Transmission, Inc. and certain of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code in July 2003.

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

J. Tracy Mey has been Vice President and Chief Accounting Officer since July 2010 and was previously Controller and Chief Accounting Officer from January 2007 to July 2010 and Controller from June 2005 to January 2007.

E. John Neumann has been Vice President, Government Relations since April 2004.

Paul E. Sullivan has been Vice President, American Centrifuge and Chief Engineer since June 2009 and was Vice President, Operations and Chief Engineer from February 2009 until June 2009. Prior to joining USEC, Mr. Sullivan served for 34 years in the U.S. Navy, retiring with the rank of Vice Admiral.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.”  High and low sales prices per share follow:

	2010		2009
	High	Low	High	Low
First Quarter ended March 31	$6.00	$3.61	$6.00	$3.26
Second Quarter ended June 30	6.50	3.90	7.24	4.31
Third Quarter ended September 30	5.88	4.51	6.52	3.22
Fourth Quarter ended December 31	6.35	4.94	4.98	3.50

No cash dividends were paid in 2009 or 2010, and we have no intention to pay cash dividends in the foreseeable future. Our credit facility also prohibits us from paying dividends as discussed in “Liquidity and Capital Resources – Capital Structure and Financial Resources.”

There are 250 million shares of common stock authorized. At January 31, 2011, there were 121,447,547  shares of common stock issued and outstanding and approximately 37,500 beneficial holders of common stock.

The following table gives information about the Company’s common stock that may be issued under the USEC Inc. 2009 Equity Incentive Plan and Employee Stock Purchase Plan as of December 31, 2010.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,552,378	$6.20	2,686,786	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	3,552,378		2,686,786

(1)
Includes approximately 1,745,576 shares with respect to which awards are available for issuance under the USEC Inc. 2009 Equity Incentive Plan (net of awards which terminate or are cancelled without being exercised or that are settled for cash) and approximately 941,210 shares available for issuance under the Employee Stock Purchase Plan.

The Board of Directors approved a shareholder rights plan in 2001. Each shareholder of record on May 9, 2001, received preferred stock purchase rights that trade together with USEC common stock and are not exercisable.  In the absence of further action by the Board, the rights generally would become exercisable and allow the holder to acquire USEC common stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of USEC common stock or commences a tender or exchange offer to acquire 15% or more of the common stock of USEC.  However, any rights held by the acquirer would not be exercisable. The Board of Directors may direct USEC to redeem the rights at $.01 per right at any time before the tenth day following the acquisition of 15% or more of USEC common stock. The shareholder rights plan expires on May 9, 2011.

On September 2, 2010, we issued and sold to Toshiba Corporation, through its subsidiary Toshiba America Nuclear Energy (“Toshiba”), and Babcock & Wilcox Investment Company (“B&W” and together with Toshiba, the “Investors”), for an aggregate purchase price of $75 million, 75,000 shares of Series B-1 12.75% Convertible Preferred Stock, par value $1.00 per share (“Series B-1 Preferred”) and warrants to purchase 6.25 million shares of Class B Common Stock, par value $.10 per share (“Class B Common”), at an exercise price of $7.50 per share, in connection with the consummation of the first closing under the Securities Purchase Agreement (the “Purchase Agreement”) dated as of May 25, 2010, between USEC and the Investors. The creation of the Class B Common will require the approval of our stockholders, so the warrants will, in lieu thereof, until such stockholder approval has been obtained, be exercisable for 6,250 shares of a newly created Series C Convertible Participating Preferred Stock, par value $1.00 per share (“Series C Preferred”), at an exercise price of $7,500.00 per share.

The issuance and sale of the Series B-1 Preferred and warrants were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.  We did not engage in any general solicitation or advertising with regard to the issuance and sale of the Series B-1 Preferred or warrants and did not offer securities to the public in connection with the issuance and sale.  On October 1, 2010, we paid to the Investors pro-rated quarterly dividends on the Series B-1 Preferred of $10.2708 per share.  These dividends were paid through the issuance of an additional 770.3126 shares of Series B-1 Preferred in the aggregate.  Dividends on the Series B-1 Preferred are payable quarterly in arrears on January 1, April 1, July 1 and October 1.

The Series B-1 Preferred has the terms and preferences, including with respect to conversion, described in Item 1.01 to the Company’s Current Report on Form 8-K filed on May 25, 2010.  The warrants are exercisable at any time from January 1, 2015 to December 31, 2016.  If, at the time the warrants are exercised, the approvals for the creation of the Class B Common have not been obtained, the warrants will be exercisable for shares of Series C Preferred.  The warrants have the other terms described in Item 1.01 to the Company’s Current Report on Form 8-K filed on May 25, 2010.

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

In connection with the $200 million investment by Toshiba and B&W and the issuance of certain preferred stock and warrants to Toshiba and B&W, our board of directors determined that the consummation of the investment transactions pursuant to the transaction documents will not constitute an “adverse regulatory occurrence” and that we will not request information from Toshiba or B&W under the provisions of our certificate of incorporation described above. Under the terms of the transaction documents, subject to certain limited exceptions, we have agreed not to take any action to revoke such determination or to amend or adopt any foreign ownership provisions in our certificate of incorporation or bylaws, in each case without the prior written consent of Toshiba or B&W.  Additional information about the transactions, including a copy of the securities purchase agreement, can be found in the Current Report on Form 8-K filed by us on May 25, 2010.

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

PERFORMANCE GRAPH

 The following graph shows a comparison of cumulative total returns for an investment in the common stock of USEC Inc., the S&P 500 Index, and a peer group of companies. USEC is the only U.S. company in the uranium enrichment industry. However, USEC has identified a peer group of companies that share similar business attributes with it. This group includes utilities with nuclear power generation capabilities, chemical processing companies, and aluminum companies. USEC supplies companies in the utility industry, and its business is similar to that of chemical processing companies. USEC shares characteristics with aluminum companies in that they are both large users of electric power. The graph reflects the investment of $100 on December 31, 2005 in the Company’s common stock, the S&P 500 Index and the peer group, and reflects the reinvestment of dividends.
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2006	2007	2008	2009	2010
USEC Inc.	$100.00	$106.44	$75.31	$37.57	$32.22	$50.38
S&P 500 Index	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99
Peer Group Index1	$100.00	$117.29	$145.97	$97.24	$113.39	$124.07

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

Item 6.  Selected Financial Data

Selected financial data should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations.  Selected financial data have been derived from audited consolidated financial statements.

	Years Ended December 31,
	2010		2009		2008	2007	2006
	(millions, except per share data)
Revenue:
Separative work units	$1,521.4		$1,647.0		$1,175.5	$1,570.5	$1,337.4
Uranium	236.1		180.7		217.1	163.5	316.7
Contract services	277.9		209.1		222.0	194.0	194.5
Total revenue	2,035.4		2,036.8		1,614.6	1,928.0	1,848.6
Cost of sales:
Separative work units and uranium	1,623.2		1,640.3		1,202.2	1,473.6	1,349.2
Contract services	253.8		191.8		183.6	166.9	162.5
Total cost of sales	1,877.0		1,832.1		1,385.8	1,640.5	1,511.7
Gross profit	158.4		204.7		228.8	287.5	336.9
Special charges	-		4.1	(1)	-	-	3.9	(2)
Advanced technology costs	110.2		118.4		110.2	127.3	105.5
Selling, general and administrative	58.9		58.8		54.3	45.3	48.8
Other (income)	(44.4	) (3)	(70.7	) (4)	-	-	-
Operating income	33.7		94.1		64.3	114.9	178.7
Preferred stock issuance costs	6.6	(5)	-		-	-	-
Interest expense	0.6		1.2		17.3	16.9	14.5
Interest (income)	(0.4)		(1.3)		(24.7)	(33.8)	(6.2)
Income before income taxes	26.9		94.2		71.7	131.8	170.4
Provision for income taxes	19.4		35.7		23.0	35.2	64.2
Net income	$7.5		$58.5		$48.7	$96.6	$106.2
Net income per share –
Basic	$.07		$.53		$.44	$1.04	$1.22
Diluted	$.05		$.37		$.35	$.94	$1.22

	December 31,
	2010		2009	2008		2007		2006
				(millions)
Balance Sheet Data
Cash and cash equivalents	$151.0		$131.3	$248.5		$886.1	(6)	$171.4
Inventories	1,522.5		1,301.2	1,231.9		1,153.4		924.2
Property, plant and equipment, net	1,231.4		1,115.1	736.1		292.2		189.9
Total assets	3,848.2		3,532.1	3,055.3		3,087.8		1,861.4
Current portion of long-term debt	-		-	95.7		-		-
Long-term debt	660.0		575.0	575.0		725.0	(6)	150.0
Convertible preferred stock	78.2	(5)	-	-		-		-
Other long-term liabilities	527.7		598.9	601.5	(7)	337.5		300.3
Stockholders’ equity	1,313.8		1,275.6	1,162.4	(7)	1,309.5	(6)	986.0

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

(3)	Other income in 2010 consists of pro-rata cost sharing support from DOE for continued funding of American Centrifuge activities.

(4)	Other income in 2009 consists of distributions paid to USEC of custom duties collected by the U.S. government as a result of trade actions.

(5)
In September 2010, the first closing of $75 million occurred under a planned $200 million investment by Toshiba and B&W. The balance of $78.2 million as of December 31, 2010 includes $3.2 million of paid or accrued paid-in-kind dividends.

(6)
In September 2007, we raised net proceeds, after underwriter commissions and offering expenses, of approximately $775 million through the concurrent issuance of 23 million shares of common stock and $575 million in aggregate principal amount of convertible notes.

(7)
Retiree benefit plan asset values declined in 2008 which contributed to the increase in other long-term liabilities and the decrease in stockholders’ equity.  Subsequently in 2009, retiree benefit asset values increased as financial markets improved. See Note 12 to the consolidated financial statements.

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

USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We:

•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide;

•	are deploying what we believe is the world’s most advanced uranium enrichment technology, known as the American Centrifuge;

•	enrich uranium at the Paducah gaseous diffusion plant (“GDP”) that we lease from the U.S. Department of Energy (“DOE”);

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts;

•	perform contract work for DOE and its contractors at the Paducah and Portsmouth sites; and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services.

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

We produce or acquire LEU from two principal sources. We produce about half of our supply of LEU at the Paducah GDP in Paducah, Kentucky, and we acquire the other portion under a contract with Russia (the “Russian Contract”) under the Megatons to Megawatts program. Under the Russian Contract, we purchase the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

Our View of the Business Today

We believe uranium enrichment demand is poised for growth. Internationally, the nuclear power plant footprint continues to expand, particularly in Asia. The global fleet of more than 440 operating nuclear reactors is expected to grow to about 500 as 63 new reactors are under construction worldwide. Approximately 20 of these reactors are expected to be on-line by the end of 2012. In addition, applications to build as many as 27 new reactors in the United States are being reviewed by the Nuclear Regulatory Commission (“NRC”).  Legislation authorizing financial incentives for the first new U.S. reactors has been enacted and additional incentives have been proposed. According to the World Nuclear Association (“WNA”), 156 additional reactors are on order or planned, and another 322 reactors have been proposed. The global emphasis on reducing greenhouse gas emissions further encourages utilities to build nuclear power stations. The WNA expects demand for uranium enrichment to roughly double over the next two decades as new reactors become operational.

Balanced against this positive outlook is a lower growth forecast for electric power demand due to worldwide economic conditions and lower prices for alternative fuels, specifically natural gas in the United States. This may slow the need for new base load nuclear power capacity. In addition, cost estimates for building new reactors have increased substantially over the last several years. Nonetheless, population growth, increasing per capita demand for electric power, particularly in emerging markets, and environmental concerns provide a strong foundation for a strengthening in demand for nuclear fuel.

To meet this anticipated future need, we began construction of the American Centrifuge Plant (“ACP”) in May 2007 after being issued a construction and operating license by the NRC. Our plan is to expand the facility over time so that it can eventually replace the Paducah GDP. USEC currently employs gaseous diffusion technology to enrich uranium. Our production facility is leased from the U.S. government and was built in the 1950s for defense purposes. Although the plant is operating well, the technology uses significant amounts of electric power that is increasingly putting us at a competitive disadvantage compared to our foreign-owned competitors who operate gas centrifuge plants.

Our competitors are building new or expanded facilities in the United States and their home countries. For example, Urenco is expanding its European capacity and began commercial operation of its enrichment plant in New Mexico in 2010. Areva, the French-government owned enricher, is building a centrifuge plant in France to replace its gaseous diffusion plant and has applied to the NRC for a construction and operating license for a centrifuge enrichment plant in Idaho. Russia is also expanding its capacity. Although the announced enrichment capacity additions are not sufficient to meet the expected demand for LEU by 2030, centrifuge enrichment technology used by the industry is modular and can be expanded to meet emerging demand.

Russia, which has the largest installed enrichment capacity, will be able to sell directly into the United States following the conclusion of the Megatons to Megawatts program in 2013. While smaller quantities of Russian material may be sold prior to 2014, after the completion of the Russian Contract in 2013, Russian LEU equal to approximately 20% of the U.S. demand, or about 3 million SWU per year, may be sold for delivery in 2014 through 2020, with additional quantities eligible to be imported for use in the initial fueling of new U.S. reactors. Sales into the United States of Russian LEU will not be restricted after 2020.

We expect market prices for our enriched uranium product to remain firm due to the increase in the number of nuclear reactors being proposed and built, and a fairly tight supply picture as the global enrichment capacity transitions to all-centrifuge and higher cost gaseous diffusion plants are retired. Long-term price indicators for the future delivery of SWU at the end of 2010 were $158 per SWU, down $7 from December 31, 2009 but significantly above the $113 price indicator reported at December 31, 2005. Looking ahead, the economic fundamentals of supply and demand suggest that SWU prices will remain firm as reactors are licensed in the United States, new reactors are ordered worldwide and SWU supplies remain in line with expected demand over the next decade. Nuclear power’s position as the lowest cost source of installed electric generation and its base load operating characteristics combine to make demand from existing reactors inelastic.

In the midst of these changes in the nuclear fuel markets, we are also managing significant transitions within our business. As discussed more extensively in “Business and Properties - The American Centrifuge Plant,” we are developing a highly efficient uranium enrichment gas centrifuge technology that we call the American Centrifuge to replace our Paducah GDP operations, and have been planning for that transition. We significantly demobilized construction and machine manufacturing activities in 2009 due to delays in obtaining financing through DOE’s Loan Guarantee Program. However, we continued limited manufacturing, assembling and operating of centrifuge machines in the lead cascade test program and ongoing development efforts throughout 2010. We continue to believe in the American Centrifuge technology and are working to preserve the substantial value of our investment in the ACP and to continue to economically operate the Paducah GDP through this transition. We are also planning for the anticipated expiration of the Megatons to Megawatts program, which currently provides about half our LEU supply, in 2013. We are also managing the upcoming transition of cold shutdown work we have been performing at the site of the former Portsmouth GDP in Piketon, Ohio to DOE’s decontamination and decommissioning (“D&D”) contractor for the site in late March 2011.

Among our strategic goals for 2010 were to address technical and financial concerns raised in 2009 by DOE regarding the American Centrifuge project and to position ourselves to obtain a DOE Loan Guarantee for the project. We were also focused on attracting additional capital for ACP deployment while providing for adequate short-term liquidity. At the same time, we remained focused in 2010 on continuing strong core enrichment operations at Paducah while working on plant transition, and managing the final phase of a multi-year clean up of the Portsmouth site so that the facility could be turned back to DOE. Highlights of the steps we took to meet these goals include:

•
Manufactured and assembled approximately 40 AC100 series centrifuges installed in our Lead Cascade testing program. This cascade, which began operation in March, demonstrated that our strategic suppliers could manufacture and assemble the machines in accordance with our quality standards and that the ACP staff could install and operate the machines in a commercial plant configuration. The operation of these machines significantly increased the AC100 series run time to over 400,000 hours since the summer of 2009, providing further operational data and experience for the plant staff.

•
Continued manufacturing of centrifuge components at a rate of approximately eight machines each month. This keeps the manufacturing infrastructure in place, productive and prepared to transition to high-volume production as DOE reviews our loan guarantee application. To gain additional machine hours of operation, in late 2010 and early 2011 we assembled approximately two dozen AC100 machines that will operate during 2011.

•
Continued to work with B&W Technical Services Group, Inc. toward establishing a joint venture to better integrate the process of building components and assembling the machines. Their employees have been producing the classified AC100 components at USEC’s American Centrifuge Technology and Manufacturing Center in Oak Ridge, Tennessee. Additional steps were taken in 2010 to bring the joint venture into effect and we are currently working to make the joint venture fully operational.

•
Completed a $90 million cooperative agreement with DOE for pro-rata cost sharing support for continued American Centrifuge activities. This agreement supported continued operation of the AC100 cascade, manufacturing of additional AC100 machines and refinement of the rotor tube manufacturing process in anticipation of high-volume manufacturing following the close of financing. Work under that agreement has now been completed.

•
Completed a review of the company’s strategic alternatives that resulted in an agreement for a $200 million strategic investment by Babcock & Wilcox Investment Company (“B&W”) and Toshiba Corporation (“Toshiba”) in May 2010. The first phase investment of $75 million closed in September 2010.

•
Submitted a comprehensive update to our application to the DOE Loan Guarantee Office in July 2010. In October 2010, following an initial technical review of our updated application, DOE provided us with a draft term sheet that has served as the framework for discussions on terms between DOE and USEC.

•
Operated the Paducah GDP at its highest level of equipment utilization in 30 years. Although the plant is over 50 years old, it has operated at its highest efficiency in decades over the past several years as the plant staff works to keep equipment in peak condition.

•
Prepared leased facilities at the former Portsmouth GDP for accelerated turnover to DOE for decontamination and decommissioning. DOE awarded the D&D contract to a new contractor and USEC de-leased several large facilities on September 30, 2010, including three production buildings with approximately 75 acres under roof. We salvaged equipment and supplies that may be used at our Paducah plant. We will continue work at the site through March 2011 under a DOE contract but we anticipate transitioning the majority of our employees at the site to the D&D contractor. See “—Contract Services Segment” below.

•
Maintained the highly successful “Megatons to Megawatts” program that recycles former Soviet-era nuclear warheads into LEU to fuel nuclear power plants. The program has eliminated the equivalent of 16,500 nuclear warheads as of December 31, 2010 and is on track to finish down blending the equivalent of 20,000 warheads by the completion of the Russian Contract in 2013.

Delays in funding construction of the American Centrifuge Plant have made continued efficient operation of our current enrichment plant an important element of our business as we transition to centrifuge production. Our goal is to extend operations at the Paducah GDP based on economic considerations and our ability to operate the plant profitably. Electricity constitutes about 70% of the cost of production and so our ability to negotiate an acceptable power arrangement with TVA or other suppliers of power is essential to the economics of the plant. We currently purchase the majority of our power from the Tennessee Valley Authority under a contract that expires May 31, 2012.  We are in negotiations with TVA and are looking for ways to mitigate our exposure to the contract’s volatile fuel cost adjustment provision. Under our current contract we pay a base price for electricity that is subject to a fuel cost adjustment to reflect changes in TVA’s actual fuel costs. This clause has added significant cost of 6% to 15% above the base price over the last three years. As part of our planning for continued operations of the Paducah GDP, we are evaluating possible sources of power for delivery after May 31, 2012, including negotiations with TVA and discussions with potential alternate sources of electricity. We are also seeking to potentially re-enrich a portion of DOE’s depleted uranium stockpile, which we believe could provide the government with substantial revenue and improve the economics of operating the Paducah GDP. We are in discussions with customers to ensure that their needs in the next several years will be sufficient to support continued Paducah plant operations at the production level that is necessary for the plant to be economic.

We obtain about half of our LEU from production at the Paducah GDP and the other half is purchased under contract from Russia under the Russian Contract. This 20-year contract is expected to be completed in 2013. Highly enriched uranium equivalent to approximately 20,000 nuclear warheads will have been converted to nuclear fuel by the end of the contract. During the course of this nonproliferation program, we have developed a strong working relationship with the Russian executive agent for the program, TENEX.  In December 2010, the governments of the United States and Russia ratified the New Start arms control treaty but Russia has indicated it will not continue the down blending agreement with the United States beyond 2013. However, given the success of the Megatons to Megawatts program and the ratification of an agreement between the United States and Russia for cooperation on the peaceful use of nuclear energy, known as the U.S.-Russia 123 Agreement, that expands the potential for commercial transactions involving nuclear material, we believe that there is the potential for future cooperation through commercial arrangements between USEC and TENEX.

Our contract services business includes work with the U.S. government to accelerate the cleanup of the former Portsmouth GDP. We previously operated the plant and maintained the facility in a state of standby readiness for several years and in recent years have been doing work for DOE to prepare the site for D&D work. In anticipation of the transition to the D&D contractor, we de-leased several large facilities back to DOE in September 2010 and expect to wind down our cold shutdown operations at Portsmouth over the next several months. We anticipate that in March 2011, the majority of USEC employees involved with the cold shutdown activities will transition to the D&D contractor who will complete the decommissioning of the plant.

Our goals for 2011 include negotiating and closing on a $2 billion DOE loan guarantee and other financing necessary to complete the American Centrifuge Plant, to conclude new power purchase contracts and other arrangements that will support extension of Paducah GDP operations during the transition to the ACP, and to successfully manage the transition of our cold shutdown work at the Portsmouth site.   Our ability to continue spending on the American Centrifuge project in 2011 will be subject to our cash flow from operations and liquidity, including restrictions in our credit facility on ACP spending, and on our ability to obtain a loan guarantee and close on financing, including up to $1 billion in financing being sought from the Japanese export credit agencies.

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

LEU Segment

Revenue from Sales of SWU and Uranium

Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,
•	sales of both the SWU and uranium components of LEU, and
•	sales of uranium.

The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 31% of revenue from our LEU segment in 2010. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements for additional fuel. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts.

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under contracts with customers. At December 31, 2010, we had contracts with customers aggregating an estimated $6.7 billion, including $1.5 billion expected to be delivered in 2011 and $4.7 billion through 2015. Backlog was $8.0 billion at December 31, 2009 and $6.9 billion at December 31, 2008. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions including our estimates of selling prices, which are subject to change. Depending on the terms of specific contracts, prices may be adjusted based on published SWU or uranium market price indicators prevailing at the time of delivery. Other pricing elements may include escalation based on a general inflation index, a power price index or a multiplier of our actual unit power cost. We utilize external composite forecasts of future market prices and inflation rates in our pricing estimates.

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

Customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. In order to respond to these customer-driven changes as well as to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels, we work periodically with customers regarding the timing of their orders, including advancement. In addition, USEC advanced orders from 2011 into 2010 rather than sell material into the limited spot market for enrichment. Based on our outlook for demand, we anticipate continuing to work with customers to advance orders in the near term and have already advanced orders from 2012 into 2011. If customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue would be recorded in an earlier than originally anticipated period. The advancement of orders will have the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. This will have the effect of reducing backlog and revenues in future years if we do not replace these orders with additional sales. Looking a few years out, we expect an increase in uncommitted demand that could provide the opportunity to make additional near-term sales in those years to supplement our backlog and thus decrease the need to advance orders in the future. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable.

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium.  The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators by several years. Following are TradeTech’s long-term SWU price indicator, the long-term price for UF6, as calculated using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:
	December 31,
	2010	2009	2008
Long-term SWU price indicator ($/SWU)	$158.00	$165.00	$159.00
UF6:
Long-term price composite ($/KgU)	190.07	167.77	195.15
Spot price indicator ($/KgU)	173.00	120.00	140.00

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

Under the terms of many uranium sale agreements, title to uranium is transferred to the customer and we receive payment under normal credit terms without physically delivering the uranium to the customer. The recognition of revenue and earnings for such uranium sales is deferred until LEU associated with such uranium is physically delivered to the customer rather than at the time title to uranium transfers to the customer. The timing of revenue recognition for such uranium sales is uncertain.

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

Cost of Sales for SWU and Uranium

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

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2010, the power load at the Paducah GDP averaged 1,555 megawatts, compared to 1,645 megawatts in 2009 and 1,680 megawatts in 2008. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA that expires May 31, 2012. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has imposed an average increase over base contract prices of about 10% in 2010, 6% in 2009, and 15% in 2008. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which are substantially influenced by coal, gas and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the magnitude and the impact is uncertain given volatile energy prices and electricity demand.

Under the terms of our contract with TVA, beginning September 1, 2010, we began to buy 1,650 megawatts instead of the 2,000 megawatts we had been purchasing in non-summer months since 2007. This reduction was included in the contract to provide a transition for the TVA power system for our planned transition to production at the ACP in Ohio. The reduction in power purchased did not negatively affect plant efficiency at Paducah. In the summer months (June – August), we supplement the 300 megawatts we buy under the TVA contract with additional power purchased at market-based prices and we have already contracted for supplemental summer power for 2011. During 2010, these market-based prices were lower than the prices we paid under the TVA power contract. We continue to evaluate our TVA load profile and production requirements through the end of the contract period with a goal of optimizing power purchases and decreasing our exposure to TVA fuel cost volatility. As part of our planning for continued operations of the Paducah GDP, we are evaluating possible sources of power for delivery after May 31, 2012, including negotiations with TVA and discussions with potential alternate sources of electricity.

We are required to provide financial assurance to support our payment obligations to TVA. These include a letter of credit and weekly prepayments based on TVA’s estimate of the price and our usage of power.

We purchase about one-half of our SWU supply under the Russian Contract. We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. The price per SWU under the Russian Contract for 2010 was 8% higher compared to 2009.

Contract Services Segment

Revenue from Contract Services

We perform and earn revenue from contract work through our subsidiary NAC and from contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site.  Historically, we have performed and earned revenue principally from contract work for DOE and DOE contractors at the Portsmouth site. USEC ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001 and is currently maintaining the facility in a state of “cold shutdown” under contract with DOE in preparation for decontamination and decommissioning (“D&D”) of the facilities by DOE. The cold shutdown contract will expire on March 28, 2011, and DOE has indicated that they do not plan to extend it.

Revenue from Portsmouth’s government services activities, primarily related to the cold shutdown work, comprised approximately 80% of the total revenue for the contract services segment in 2010. As detailed above in “Overview—Our View of the Business Today,” this work is currently in a state of transition and we expect that our revenues from contract services will be significantly reduced beginning with the second quarter of 2011 as the responsibility for work under our cold shutdown contract transitions to the new D&D contractor. This impact will be more significant if we are not able to obtain work as a subcontractor and extend work we currently perform providing infrastructure and support services to the site tenants.

DOE funded a portion of the work under the cold shutdown contract through an arrangement whereby DOE transferred uranium to us which we immediately sold. We completed five competitive sales of uranium between December 2009 and November 2010. USEC’s receipt of the uranium is not considered a purchase by us and no revenue or cost of sales is recorded upon its sale. This is because we have no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The value of the contract work is based on the cash proceeds from the uranium sales less USEC’s selling and handling costs. The net cash proceeds from the uranium sales were recorded as deferred revenue, and revenue is recognized in our contract services segment as services are provided.

Revenue from U.S. government contracts is based on allowable costs for work performed in accordance with government cost accounting standards. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”). Also refer to “DOE Contract Services Matter” in note 18 to the consolidated financial statements.

Contract Services Receivables

Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations. In addition, DOE historically has not approved USEC’s provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE Incurred Cost Submissions for Portsmouth and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008 and 2009. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. The only completed Incurred Cost Submission audit was for the period ended June 30, 2002. DCAA has been periodically working on the six months ended December 31, 2002 and the year ended December 31, 2003 audits since May of 2008. Based on the results of our Incurred Cost Submissions, we believe that additional amounts can be billed and revenue of approximately $3 million may be recognizable. There is also the potential for additional revenue to be recognized related to our valuation allowances pending the outcome of DCAA audits and DOE reviews.  However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes arise from time to time. Issues unique to USEC can arise as a result of our history of being privatized from the U.S. government and our lease and other contracts with DOE. We bill certain pension and postretirement benefit costs to DOE pursuant to an advance agreement with DOE that addresses issues unique to USEC’s privatization. In response to an issue raised by DOE's Contracting Officer, during the second quarter of 2010, we and DOE agreed to certain adjustments to the actuarial calculations of the pension cost we previously claimed, which had the effect of reducing the potential unrecognized revenue related to our Incurred Cost Submissions described above from $8.8 million at December 31, 2009 to our current estimate of approximately $3 million. Although we believe that DOE was in agreement with these adjustments, further DOE inquiries have been made since the second quarter and we have responded, but certain amounts remain unpaid.

In addition to the amount mentioned above of potential unrecognized revenue that has not been billed, total receivables related directly to DOE or DOE contractors remain on our consolidated balance sheet as of December 31, 2010 of $77.3 million. Of the $77.3 million, $10.9 million are past due receivables and $27.7 million are unbilled receivables where revenue has been previously recorded.

Potential Severance Costs

The end of the cold shutdown contract could result in USEC incurring employee related severance costs. Our requirement to pay severance is the result of obligations to our employees under our Collective Bargaining Agreements and USEC’s severance policy. Our severance liability could be up to approximately $25 million with DOE owing a portion of this amount, estimated at $18.5 million. We are currently in discussions with DOE and the D&D contractor concerning strategies to avoid or lessen the potential severance liability for employees who may receive offers of employment from the new D&D contractor. As of December 31, 2010, no amounts have been recorded on our consolidated financial statements.

Notices of potential mass layoffs are required to be issued by the employer 60 days in advance, according to the Worker Adjustment and Retraining Notification Act (“WARN Act”). WARN Act notices were provided to 1,020 USEC employees on January 24, 2011 in anticipation of our transition to the new D&D contractor.

Potential Pension and Postretirement Benefit Costs

The potential cessation of our U.S. government contract activities in Portsmouth will trigger closing adjustments to our pension and postretirement benefit. As a result, certain costs may be accelerated and we believe a portion of such costs would be recoverable from DOE under our contract and applicable cost accounting standards. Since it is likely that a substantial number of employees will be leaving USEC as a result of the transitioning of our government services work to the D&D contractor, we recognized approximately $0.4 million in our cost of sales for December 2010 related to unamortized prior service costs based on our employee population at Portsmouth. Once we receive additional information on the timing and number of employees leaving USEC and possible mitigation measures that could be taken or authorized by DOE, we will immediately recognize the effects of actuarial events and any early commencement of retirement benefits.

Closing adjustments from our pension plan could be up to approximately $32 million and for our postretirement benefit plan up to approximately $15 million, before cost recoveries from DOE. We are currently in discussions with DOE and the D&D contractor concerning strategies to avoid or lessen these potential closing adjustments from our pension and postretirement benefit plans. As of December 31, 2010, no additional amounts have been recorded on our consolidated financial statements.

Portsmouth Facility Update

We lease portions of the former Portsmouth GDP from DOE. On September 30, 2010, we de-leased and returned to DOE three large process buildings and certain other Portsmouth GDP facilities. Under the lease agreement, ownership of plant and equipment that we leave behind transfers to DOE as well as responsibility for D&D. The turnover requirements of the lease require us to remove certain uranium and USEC-generated waste, and we accrue amounts to cover these expected costs as part of our lease turnover cost estimate.

In order to facilitate an expeditious de-lease, USEC and DOE agreed in September 2010 to the return of certain assets to DOE as permitted under the lease that we had previously included in our lease turnover cost estimate, which had the effect of reducing our lease turnover cost estimate. As a result of this reduction in accrued lease turnover costs and partially offset by approximately $1.5 million of accelerated depreciation of leasehold improvements and approximately $0.5 million of inventory abandonment related to the de-lease of the facilities, cost of sales were reduced by approximately $2.2 million in 2010.

We have inventories of nuclear material and equipment remaining at Portsmouth. We are reviewing these assets with DOE for disposition under various de-lease scenarios. During December 2010, we charged an additional $1.0 million to cost of sales for inventory deemed impaired due to the estimated costs exceeding the benefits required to move certain material. In addition, we have approximately $14.6 million of property, plant and equipment at the Portsmouth site, net of accumulated depreciation, remaining on our consolidated balance sheet as of December 31, 2010. These assets are depreciated over their remaining useful life and, based on current events, depreciation of these assets has been accelerated to comply with the tentative de-lease schedule of DOE and the D&D contractor. This impact will be more significant if we are not able to obtain work as a subcontractor and extend work we currently perform providing infrastructure and support services to the site tenants. We are currently evaluating options regarding the provision of services to DOE at the Portsmouth site including the possible de-lease of facilities not needed to support the deployment of American Centrifuge.

Advanced Technology Costs

American Centrifuge

Costs relating to the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. For further details, refer to “—Critical Accounting Estimates – Advanced Technology Costs.” Significant reductions in expenditures related to American Centrifuge technology in 2010 compared to 2009 reflect the demobilization of the American Centrifuge project in the latter half of 2009. Expenditures related to American Centrifuge technology for the years ended December 31, 2010, 2009, and 2008, as well as cumulative expenditures as of December 31, 2010, follow (in millions):

	2010	2009	2008	Cumulative as of December 31, 2010
Amount expensed (A)	$107.8	$117.5	$108.8	$767.4
Amount capitalized (B)	129.9	379.3	461.8	1,178.2
Total ACP expenditures, including accruals (C)	$237.7	$496.8	$570.6	$1,945.6

(A) Expense included as part of Advanced Technology Costs.
(B)  Amounts capitalized as part of property, plant and equipment total $1,143.8 million as of December 31, 2010, including capitalized interest of $79.5 million. Annual capitalized interest was $31.6 million in 2010, $22.9 million in 2009, and $14.7 million in 2008. Prepayments to suppliers for services not yet performed totaled $34.4 million as of December 31, 2010.

(C)  Total ACP expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes accruals of $14.5 million at December 31, 2010 and $16.5 million at December 31, 2009.

For a discussion regarding financing for the American Centrifuge project, see “Management’s Discussion and Analysis — Liquidity and Capital Resources.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Item 1A, “Risk Factors”.

MAGNASTOR

Advanced technology costs also include research and development efforts undertaken for NAC, relating primarily to its new generation MAGNASTOR dual-purpose dry storage system for spent fuel. In February 2009, MAGNASTOR was added to the NRC’s list of dry storage casks approved for use under a general license. MAGNASTOR has the largest storage capacity of any cask system approved to date. NAC continues to seek license amendments for the expanded use of the technology and submitted a license application for the MAGNASTOR transportation cask system, MAGNATRAN™, in January 2011.

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

We have identified the following to be our critical accounting estimates:

Pension and Postretirement Health and Life Benefit Costs and Obligations

We provide retirement benefits under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:

•
The weighted average expected return on benefit plan assets was 7.7% for 2009, 7.5% for 2010 and is 7.5% for 2011.  The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A 0.5% decrease in the expected return on plan assets would increase annual pension costs by $3.6 million and postretirement health and life costs by $0.3 million.

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

•
A weighted average discount rate of 5.7% was used at December 31, 2010 to calculate the net present value of benefit obligations. The discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans. A 0.5% reduction in the discount rate would increase the valuation of pension benefit obligations by $55.7 million and postretirement health and life benefit obligations by $10.6 million, and the resulting changes in the valuations would increase annual pension costs by $6.1 million and postretirement health and life benefit costs by $1.1 million.

•
The healthcare costs trend rates are 8.0% projected in 2011 reducing to a final trend rate of 5.0% by 2018. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A 1% increase in the healthcare cost trend rates would increase postretirement health benefit obligations by about $8.9 million and would increase costs by about $1.1 million.

The potential cessation of our U.S. government contract activities in Portsmouth will trigger closing adjustments to our pension and postretirement benefit. As a result, certain costs may be accelerated and we believe a portion of such costs would be recoverable from DOE under our contract and applicable cost accounting standards. Since it is likely that a substantial number of employees will be leaving USEC as a result of the transitioning of our government services work to the D&D contractor, we recognized approximately $0.4 million in our cost of sales for December 2010 related to unamortized prior service costs based on our employee population at Portsmouth. Once we receive additional information on the timing and number of employees leaving USEC and possible mitigation measures that could be taken or authorized by DOE, we will immediately recognize the effects of actuarial events and any early commencement of retirement benefits.

Closing adjustments from our pension plan could be up to approximately $32 million and for our postretirement benefit plan up to approximately $15 million, before cost recoveries from DOE. We are currently in discussions with DOE and the D&D contractor concerning strategies to avoid or lessen these potential closing adjustments from our pension and postretirement benefit plans. As of December 31, 2010, no additional amounts have been recorded on our consolidated financial statements.

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

We store depleted uranium generated from our operations at the Paducah GDP and the Portsmouth site and accrue estimated costs for its future disposition. Under federal law, we have the option to send our depleted uranium to DOE for disposition, but are continuing to explore a number of competitive alternatives. DOE has constructed new facilities at Paducah and Portsmouth to process large quantities of depleted uranium owned by DOE. Operations have commenced at the Portsmouth facility in a test environment. If we were to dispose of our depleted uranium with DOE, we would be required to reimburse DOE for the related costs of disposing of our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of our depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that we generate and estimated processing, transportation and disposal costs. Our estimate of the unit disposal cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance (refer to “Liquidity and Capital Resources – Financial Assurance and Related Liabilities”). Our estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability, as well as financial assurance we provide for the disposition of depleted uranium, are subject to change as additional information becomes available.

Lease turnover costs are estimated and accrued for the Paducah GDP and the Portsmouth site. For the operating Paducah GDP, the balance of expected costs is being accrued over the expected productive life of the plant. Costs of returning the sites to DOE in acceptable condition include removing uranium deposits as required and removing USEC-generated waste. Significant estimates and judgments relate to staffing and other costs associated with the planning, execution and documentation of the lease turnover requirements.

The amount and timing of future costs could vary from amounts accrued. At December 31, 2010, the accrued liability for depleted uranium is $125.4 million and the accrued liability for lease turnover costs is $51.7 million.

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

Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant in Piketon, Ohio, engineering activities, construction of AC100 centrifuge machines and equipment, process and support equipment, leasehold improvements and other costs directly associated with the commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment primarily as part of construction work in progress. Of the costs capitalized to date, approximately 60% relate to the American Centrifuge Plant in Piketon, Ohio and 40% relate to machine manufacturing and assembly efforts primarily occurring in Oak Ridge, Tennessee.

In addition, included in our construction work in progress is $79.5 million of capitalized interest related costs. Interest is not to be capitalized during periods when the enterprise intentionally defers or suspends activities related to the asset. Interest cost incurred during such periods is a holding cost, not an acquisition cost. However, delays that are inherent in the asset acquisition process and interruptions in activities that are imposed by external forces are unavoidable in acquiring the asset and as such do not call for a cessation of interest capitalization. We believe that the ongoing capitalization of interest is appropriate based on current business activities related to the American Centrifuge. Also included in other long-term assets are $2.5 million for deferred financing costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

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

In July 2008, we applied for $2 billion in financing from the DOE Loan Guarantee Program to finance the commercial plant. In August 2009, to provide additional time to address technical and financial concerns raised by DOE, DOE and USEC announced an agreement to delay a final review of our loan guarantee application. Due to the uncertainty of funding, we significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project. In the following months, we focused on addressing DOE’s concerns and, based on our progress in reducing program risks, submitted a comprehensive update to our application in July 2010. In late October 2010, following an initial technical review of our updated application, DOE provided us with a draft term sheet that has served as the framework for discussions with DOE. Completion of due diligence by DOE and negotiation of terms and conditions with DOE are the next steps toward the potential issuance of a conditional commitment. We are working with DOE and its technical, legal and financial advisors to obtain such a commitment in an expeditious manner. After obtaining a conditional commitment, we will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on the financing. In parallel, we continue limited manufacturing, assembling and operating of centrifuge machines in the lead cascade test program and ongoing development efforts. We believe that future cash flows from the ACP will exceed our capital investment. Since we believe our capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. We will continue to evaluate this assessment as conditions change.

Construction of the American Centrifuge Plant creates asset retirement obligations based on our requirements to decontaminate and decommission (“D&D”) the facility. The present value of an asset retirement obligation is recognized as a liability and an equivalent amount is recognized as part of the capitalized asset cost. Since demobilization, we have not recognized any changes to the capitalized asset cost but we anticipate significant increases once remobilization is fully underway after obtaining project financing. The liability is accreted, or increased, over time for the time value of money. The accretion is charged to cost of sales. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period. During each reporting period, we reassess and revise the estimate of asset retirement obligations based on construction progress, cost evaluation of future D&D expectations, and other judgmental considerations.

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

Accounting for income taxes involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. In assessing the realization of deferred tax assets, we determine whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. Factors that may affect estimates of future taxable income include, but are not limited to, competition, changes in revenue, costs or profit margins, market share and developments related to the American Centrifuge Plant. We have determined that it is more likely than not that deferred tax assets will be realized. At December 31, 2010, our net deferred tax assets were $252.0 million.

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet in order for the related tax benefit to be recognized in the financial statements. At December 31, 2010, the liability for unrecognized tax benefits, included in other long-term liabilities, was $4.1 million and accrued interest and penalties totaled $1.1 million.

The calculation of the effective income tax rate is based on income before income taxes, based on the federal statutory income tax rate of 35%, which is then adjusted for items that do not have tax consequences and that are not deductible, often referred to as “permanent differences”. As income before income taxes decreases while the permanent differences remain somewhat fixed, the provision for income taxes as a percentage of income before income taxes could be significantly impacted. As an example, the 2010 effective income tax rate is 72% based on $26.9 million of income before income taxes. However, if the 2010 income before income taxes was equal to the 2009 amount of $94.2 million, and assuming the 2010 items without tax consequences remained the same, the 2010 effective income tax rate would be 47% rather than 72%.

Results of Operations

We have two reportable segments measured and presented through the gross profit line of our income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the contract services segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment includes work performed for DOE and its contractors at Portsmouth and Paducah as well as nuclear energy services and technologies provided by NAC. Intersegment sales between our reportable segments were less than $0.1 million in each year presented below and have been eliminated in consolidation.

2010 Compared to 2009
	2010	2009	Change	%
	(millions)
LEU segment
Revenue:
SWU revenue	$1,521.4	$1,647.0	$(125.6)	(8)%
Uranium revenue	236.1	180.7	55.4	31%
Total	1,757.5	1,827.7	(70.2)	(4)%
Cost of sales	1,623.2	1,640.3	17.1	1%
Gross profit	$134.3	$187.4	$(53.1)	(28)%

Contract services segment
Revenue	$277.9	$209.1	$68.8	33%
Cost of sales	253.8	191.8	(62.0)	(32)%
Gross profit	$24.1	$17.3	$6.8	39%

Total
Revenue	$2,035.4	$2,036.8	$(1.4)	-
Cost of sales	1,877.0	1,832.1	(44.9)	(2)%
Gross profit	$158.4	$204.7	$(46.3)	(23)%

Revenue

The volume of SWU sold declined 10% in 2010 compared to 2009 reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 3% reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.

The volume of uranium sold increased 47% in 2010 compared to 2009 and the average price declined 11%.  Sales volumes reflect the timing of customer orders and average prices reflect the particular price mix of contracts under which uranium was sold.

Revenue from the contract services segment increased 33% in 2010 compared to 2009, primarily due to additional cold shutdown services performed at the Portsmouth site, contract fee recognition on certain contracts, and an approximate 26% increase in NAC revenues.

Cost of Sales

Cost of sales for the LEU segment declined $17.1 million (or 1%) in 2010 compared to 2009 due to the decline in SWU volume sold, partially offset by higher uranium volume sold and higher unit costs. Cost of sales per SWU was 4% higher in 2010 compared to 2009. Cost of sales and other long-term liabilities were reduced by $7.8 million in the second quarter of 2010 due to a change in estimate of our share of future demolition and severance costs for a power plant that was built to supply power to the Paducah GDP.  DOE is obligated to pay the owner/operator of the power plant a portion of such costs (net of salvage credits including the value of land) and we are obligated under our lease agreement with DOE to fund such payments except for portions attributable to power consumed by DOE. In addition, cost of sales was reduced slightly in 2010 due to a net reduction in projected lease turnover costs resulting from the return of certain Portsmouth facilities to DOE partially offset by approximately $1.5 million of inventory write-downs. Finally, there was a charge to cost of sales of $11.4 million in the second quarter of 2009 for an increase in the estimated unit disposal cost of depleted uranium. Excluding the effects of these items, cost of sales per SWU was 6% higher in 2010 compared to 2009.

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

Production costs declined $13.4 million (or 2%) in 2010 compared to 2009 due to a 4% decrease in overall production volume partially offset by a 2% increase in unit production costs. The cost of electric power decreased by $11.4 million year-to-year reflecting a 6% decline in megawatt hours purchased. The average annual cost per megawatt hour increased 4% due to an annual base price increase and higher TVA fuel cost adjustments. The availability of lower cost hydropower within the TVA system was below average in 2010 due to weather conditions, which contributed to an average fuel cost adjustment of 10% over base contract prices in 2010 compared to 6% in 2009. Our utilization of electric power at the Paducah GDP, a measure of production efficiency, increased 2% in 2010 compared to 2009. The average number of cells on-stream in 2010 set a 30-year record.

Purchase costs for the SWU component of LEU under the Russian Contract increased $49.6 million in 2010 compared to 2009 due to an 8% increase in the purchase cost per SWU. Purchase prices paid under the Russian Contract are set by a pricing formula which includes market-based price points and have increased as market prices have increased in recent years.

Cost of sales for the contract services segment increased $62.0 million (or 32%), primarily due to additional cold shutdown services performed at the Portsmouth site and an approximate 32% increase in NAC cost of sales.

Gross Profit

Gross profit declined $46.3 million (or 23%) in 2010 compared to 2009. Our gross profit margin was 7.8% in 2010 compared to 10.1% in 2009.

Gross profit for the LEU segment declined $53.1 million (or 28%) in 2010 compared to 2009 due to lower SWU volume, higher unit costs for SWU and uranium, and the lower average uranium selling price. These declines were partially offset by the higher average SWU selling price and higher uranium volumes recognized as revenue.

Gross profit for the contract services segment increased $6.8 million (or 39%) in 2010 compared to 2009, primarily due to additional cold shutdown services performed at the Portsmouth site and contract fee recognition on certain contracts.

The following table presents elements of the accompanying consolidated statements of income that are not categorized by segment (dollar amounts in millions):

	2010	2009	Change	%
Gross profit	$158.4	$204.7	$(46.3)	(23)%
Special charges	-	4.1	4.1	100%
Advanced technology costs	110.2	118.4	8.2	7%
Selling, general and administrative	58.9	58.8	(0.1)	-
Other (income)	(44.4)	(70.7)	(26.3)	(37)%
Operating income	33.7	94.1	(60.4)	(64)%
Preferred stock issuance costs	6.6	-	(6.6)	-
Interest expense	0.6	1.2	0.6	50%
Interest (income)	(0.4)	(1.3)	(0.9)	(69)%
Income before income taxes	26.9	94.2	(67.3)	(71)%
Provision for income taxes	19.4	35.7	16.3	46%
Net income	$7.5	$58.5	$(51.0)	(87)%

Special Charges

In August 2009, DOE and USEC agreed to delay a final review of the USEC’s loan guarantee application for the American Centrifuge Plant in Piketon, Ohio. As a result, we significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project in order to preserve liquidity. A workforce reduction of 93 employees was substantially completed by September 2009, resulting in a special charge of $2.5 million for one-time termination benefits consisting of severance payments and short-term health care coverage. Cash expenditures related to this workforce reduction were substantially completed in 2009. At December 31, 2010, there are 453 USEC employees continuing to be actively involved in the American Centrifuge project.

As a result of the demobilization, USEC incurred costs related to reductions in the scope of work with its suppliers. A special charge of $1.6 million was incurred in 2009 for various contract terminations, primarily from subcontractors to the engineering, procurement and construction management activities of Fluor Enterprises, Inc. Contract terminations were completed in 2010 and no cash expenditures remain unpaid.

Advanced Technology Costs

The decrease in advanced technology costs reflects the demobilization of the American Centrifuge project in the latter half of 2009.

Advanced technology costs include expenses by NAC of $2.4 million in 2010 and $0.9 million in 2009 to develop and expand its MAGNASTOR storage technology and its transportation counterpart, MAGNATRAN.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were relatively flat in 2010 compared to 2009. Salaries, other cash-based compensation, and employee benefits increased $4.2 million and stock-based compensation increased $0.4 million. Consulting expenses declined $4.0 million primarily based on reduced third-party corporate and strategic related efforts incurred since 2009. Additional reductions in other SG&A categories such as corporate facility related costs were realized in 2010 compared to 2009.

Other (Income)

We reached a cooperative agreement with DOE in March 2010 to provide for pro-rata cost sharing support for continued funding of American Centrifuge activities with a total cost of $90 million. DOE made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which released encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. In July 2010, surety bonds and related deposits were reduced, and USEC received the $45 million in cash. In 2010, USEC made qualifying American Centrifuge expenditures of $88.8 million, and DOE’s pro-rata share of 50%, or $44.4 million, is recognized as other income. The program was completed in January 2011 when USEC made the remaining expenditures.

On May 15, 2009, USEC and its subsidiary United States Enrichment Corporation entered into a settlement agreement with Eurodif S.A. and its affiliates, AREVA NC and AREVA NC Inc. The agreement settled several pending appeals and administrative proceedings arising from an antidumping order imposed on imports of French LEU by the U.S. Department of Commerce in 2002. Under the terms of the settlement agreement, USEC realized $70.7 million (pretax) in December 2009 from U.S. government distributions of duties deposited by Eurodif S.A. or its affiliates.

Preferred Stock Issuance Costs

Issuance costs of $6.6 million for costs incurred related to the definitive agreement to make a $200 million investment in USEC by Toshiba and B&W were expensed in 2010. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and recorded at fair value.

Interest Expense and Interest Income

Interest expense declined $0.6 million (or 50%) in 2010 compared to 2009. Interest capitalized for American Centrifuge increased from $22.9 million in 2009 to $31.6 million in 2010, or an increase of $8.7 million in interest that was not expensed as a period cost. Interest costs increased due to $3.2 million in paid-in-kind dividends on the $75.0 million convertible preferred stock issued in September 2010, $2.3 million in interest related costs on the $85.0 million term loan initiated in October 2010, and an increase of $3.3 million in interest related costs for the revolving credit facility resulting from higher fees and rates in the new facility.

Interest income declined $0.9 million (or 69%) in 2010 compared to 2009 reflecting lower interest rates and average cash balances.

Provision for Income Taxes

The provision for income taxes was $19.4 million in 2010, with an effective income tax rate of 72%. The provision for income taxes was $35.7 million in 2009, with an effective income tax rate of 38%. The 2010 provision for income taxes includes a one-time charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Healthcare Act”) signed into law at the end of March 2010. The charge was due to a reduction in our deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Healthcare Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (collectively referred to as “the Tax Relief Act”) was signed into law. The Tax Relief Act extended federal research credits through December 2011. The provision for income taxes includes federal research credits, including work performed from research credit studies, of $4.5 million in 2010 compared to $3.3 million in 2009.

In addition, 2010 includes $6.6 million in non-deductible preferred stock issuance costs and $3.2 million in non-deductible paid-in-kind dividends associated with the investment by Toshiba and B&W. The 2010 effective income tax rate was also impacted by lower income before income taxes in 2010 compared to 2009.

Net Income

Net income declined $51.0 million (or $0.46 per share–basic and $0.32 per share-diluted) in 2010 compared to 2009 reflecting the after-tax effects of lower gross profits in the LEU segment, preferred stock issuance costs, and the tax provision charge of $6.5 million in the first quarter of 2010 related to the effect of changes in tax laws on our deferred tax assets. Partially offsetting these declines were the after-tax effects of an increase in gross profits in the contract services segment and reduced advanced technology related expenses. Other income declined resulting from DOE’s pro-rata cost sharing for continued ACP activities as compared to custom duty distributions paid to USEC in 2009 that resulted from trade actions.

2009 Compared to 2008
	2009	2008	Change	%
	(millions)
LEU segment
Revenue:
SWU revenue	$1,647.0	$1,175.5	$471.5	40%
Uranium revenue	180.7	217.1	(36.4)	(17)%
Total	1,827.7	1,392.6	435.1	31%
Cost of sales	1,640.3	1,202.2	(438.1)	(36)%
Gross profit	$187.4	$190.4	$(3.0)	(2)%

Contract services segment
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

Revenue from the contract services segment declined 6% in 2009 compared to 2008, reflecting net declines in contracts services performed at the GDPs as well as the 2008 expiration of a database management contract NAC had with DOE. In addition, the 2008 period included incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs.

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

Cost of sales for the contract services segment increased $8.2 million (or 4%). Higher benefit costs were incurred resulting from the decline in the valuation of pension and postretirement benefit plan assets in 2008. These higher benefit costs are only partially recoverable under government contract regulations.

Gross Profit

Gross profit declined $24.1 million (or 11%) in 2009 compared to 2008. Our gross profit margin was 10.1% in 2009 compared to 14.2% in 2008.

Gross profit for the LEU segment declined $3.0 million (or 2%) in 2009 compared to 2008 due to higher inventory costs impacting cost of sales, partially offset by higher average sales prices and higher SWU volume.

Gross profit for the contract services segment declined $21.1 million (or 55%) in 2009 compared to 2008 due to net declines in contract services performed and higher benefit costs in 2009 resulting from the decline in the valuation of pension and postretirement benefit plan assets in 2008. In addition, the 2008 period included incremental revenue for fiscal 2002 DOE contract work based on the resolution of concerns regarding billable incurred costs.

The following table presents elements of the accompanying consolidated statements of income that are not categorized by segment (dollar amounts in millions):

	2009	2008	Change	%
Gross profit	$204.7	$228.8	$(24.1)	(11)%
Special charges	4.1	-	(4.1)	-
Advanced technology costs	118.4	110.2	(8.2)	(7)%
Selling, general and administrative	58.8	54.3	(4.5)	(8)%
Other (income)	(70.7)	-	70.7	-
Operating income	94.1	64.3	29.8	46%
Interest expense	1.2	17.3	16.1	93%
Interest (income)	(1.3)	(24.7)	(23.4)	(95)%
Income before income taxes	94.2	71.7	22.5	31%
Provision for income taxes	35.7	23.0	(12.7)	(55)%
Net income	$58.5	$48.7	$9.8	20%

Special Charges

In August 2009, DOE and USEC agreed to delay a final review of the USEC’s loan guarantee application for the American Centrifuge Plant in Piketon, Ohio. As a result, we significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project in order to preserve liquidity. A workforce reduction of 93 employees was substantially completed by September 2009, resulting in a special charge of $2.5 million for one-time termination benefits consisting of severance payments and short-term health care coverage. Cash expenditures related to this workforce reduction were substantially completed in 2009.

As a result of the demobilization, USEC incurred costs related to reductions in the scope of work with its suppliers. A special charge of $1.6 million was incurred in 2009 for various contract terminations, primarily from subcontractors to the engineering, procurement and construction management activities of Fluor Enterprises, Inc. Contract terminations were completed in 2010 and no cash expenditures remain unpaid.

Advanced Technology Costs

The increase in advanced technology costs in 2009 reflected increased research and development activities associated with preparing the Lead Cascade for installation and operation of initial AC100 series centrifuge machines, as well as continued value-engineering efforts to lower the capital cost of the AC100 machine. Advanced technology costs include expenses by NAC to develop its MAGNASTOR storage system of $0.9 million in 2009 and $1.4 million in 2008.

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

Other (Income)

On May 15, 2009, USEC and its subsidiary United States Enrichment Corporation entered into a settlement agreement with Eurodif S.A. and its affiliates, AREVA NC and AREVA NC Inc. The agreement settled several pending appeals and administrative proceedings arising from an antidumping order imposed on imports of French LEU by the U.S. Department of Commerce in 2002. Under the terms of the settlement agreement, USEC realized $70.7 million (pretax) in December 2009 from U.S. government distributions of duties deposited by Eurodif S.A. or its affiliates.

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

Net Income

Net income increased $9.8 million (or $0.09 per share–basic and $0.02 per share-diluted) in 2009 compared to 2008 due primarily to the after-tax impact of the trade case settlement proceeds and lower interest expense, partially offset by the after-tax impact of lower gross profits in both segments, lower interest income, higher advanced technology expenses, higher SG&A expenses and the special charges related to the ACP demobilization.

2011 Outlook

We expect total revenue for 2011 to be approximately $1.7 billion as revenue in both business segments declines over 2010. Revenue from SWU sales is expected to be approximately $1.4 billion or about $100 million less than 2010. This assumes a 10% reduction in SWU sales volume and an average price billed to customers that increases by approximately 3%. Revenue from the sale of uranium is expected to be approximately $150 million or about $85 million less than 2010. Uranium revenue is expected to reflect 15% higher prices but a 45% decline in uranium volume due to liquidation of inventory in 2010 and a decline in deferred revenue for uranium delivered in prior periods.

After a one-year accelerated cleanup contract at the former Portsmouth GDP, the contracts services segment is expected to see a significant decrease in revenue to approximately $150 million largely due to the transition of the clean-up project to the recipient of a decontamination and decommissioning (“D&D”) contract. Most of the employees performing the contract services work at the Portsmouth site are expected to be hired by the D&D contractor and the related costs for our work at the site will decline proportionately.

On the cost side of the LEU segment, electric power is expected to remain about 70% of the cost of SWU production, our largest production cost component. We expect to buy less electricity in 2011 as our non-summer power purchases under our contract with TVA were reduced by 350 megawatts to 1650 megawatts beginning September 1, 2010. We pay TVA a fixed base price plus an adjustment to reflect the cost of fuel or purchased power above the cost assumed in the base price. This fuel cost adjustment increased our costs above the base price by 10% in 2010 compared to 6% in 2009 as commodity prices for coal remained strong and availability of lower cost hydropower within the TVA system was below average in 2010 due to weather conditions. We produce approximately half of our SWU supply and purchase half from Russia under the Megatons to Megawatts program. The purchase price in 2011 is 3% higher than in 2010. In 2010, the purchase price was 8% higher than in 2009.

Our cost of sales continues to reflect higher production and purchase costs rolling through our inventory from previous periods, and these costs are increasing at a higher rate than our average price billed to customers. Thus, the expected increase in the cost of sales is greater than the 3% increase in average SWU prices billed to customers. We expect our gross profit margin in 2011 to be 4% to 5%, compared to 7.8% in 2010. Looking beyond 2011, we expect improvement in prices billed to customers in future years to begin to reverse this trend and any future production from the ACP will lower our cost of production. In the nearer term, however, production costs will be subject to continued volatility in the fuel cost adjustment. We continue to evaluate our TVA load profile and production requirements through the end of our current power contract with a goal of optimizing power purchases and decreasing our exposure to TVA fuel cost volatility. In addition, we are negotiating with TVA and other suppliers regarding the purchase price for power after the expiration of our current power contract in May 2012.

Based on our gross profit margin guidance, we expect gross profit in 2011 in a range of $70 to $80 million. Below the gross profit line, we anticipate our selling, general and administrative expense to be approximately $60 million. The amount of spending related to the American Centrifuge will be a function of our progress toward a conditional commitment and timely financial closing on a DOE loan guarantee and related funding, and is also restricted by the covenants in our credit facility. We expect total spending, both capitalized and expensed, to be approximately $50 million in the first quarter of 2011.

We expect to evaluate our spending plan on the American Centrifuge project regularly in 2011 and we will not continue spending on the project without a clear path to a DOE loan guarantee commitment. We are not offering annual guidance for spending on the American Centrifuge project at this time because the level of project spending continues to be uncertain. Project spending will have a significant effect on net income and cash flow, and therefore USEC is not providing guidance on net income or cash flow at this time. However, taking into account our anticipated ACP spending of $50 million in the first quarter and our anticipated gross profit margin, we do expect to report a net loss for 2011. We also expect our current enrichment operations will generate cash in 2011, but ACP spending and potential payments related to the transition to the D&D contractor of our contract services work for DOE will reduce our cash flow from operations.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect our results are:

•	Changes to the electric power fuel cost adjustment or changes to our power purchases from our current projection;

•	Recognition of potential severance costs, pension and post-retirement benefit costs and Portsmouth site costs related to the transition to the D&D contractor of our contract services work for DOE;

•	The timing of recognition of previously deferred revenue, particularly related to the sale of uranium;

•	Movement and timing of customer orders;

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers; and

•	Additional uranium sales made possible by underfeeding the production process at the Paducah GDP.

Liquidity and Capital Resources

Key factors that can affect liquidity requirements for our existing operations include the timing and amount of customer sales and power purchases.

We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. At December 31, 2010, we had contracts with customers aggregating an estimated $6.7 billion, including $1.5 billion expected to be delivered in 2011. Since 2006, we have included in our SWU contracts pricing indices that are intended to correlate with our sources for enrichment supply. Although sales prices under many of our SWU contracts are adjusted in part based on changes in market prices for SWU and electric power, the impact of market volatility in these indices is generally mitigated through the use of market price averages over time. Additionally, changes in the power price component of sales prices are intended to mitigate the effects of changes in our power costs.

Customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. In order to respond to these customer-driven changes as well as to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels, we work periodically with customers regarding the timing of their orders, including advancement. In addition, USEC advanced orders from 2011 into 2010 rather than sell material into the limited spot market for enrichment. Based on our outlook for demand, we anticipate continuing to work with customers to advance orders in the near term and have already advanced orders from 2012 into 2011. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. This will have the effect of reducing backlog and revenues in future years if we do not replace these orders with additional sales. Looking a few years out, we expect an increase in uncommitted demand that could provide the opportunity to make additional near-term sales in those years to supplement our backlog and thus decrease the need to advance orders in the future. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable.

We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of future fuel cost adjustments, which are substantially influenced by coal, gas and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost for power to remain above the base energy prices, but the magnitude and the impact is uncertain given volatile energy prices and electricity demand. In 2011, a change of one percentage point in the average annual fuel cost adjustment would change our annual costs for electric power by an estimated $4.6 million.

We expect our cash balance, internally generated cash from our LEU operations and services provided by our contract services segment, and available borrowings under our revolving credit facility will provide sufficient cash to meet our needs for at least 12 months. Additional funds may be necessary sooner than we currently anticipate if we are not successful in our efforts to conserve cash or in the event we are required to fund unanticipated payments to suppliers prior to funding under a DOE loan guarantee, increases in financial assurance, any shortfall in our estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses. If necessary, we could further reduce our anticipated spending on the American Centrifuge project to an asset maintenance level, providing additional flexibility to address unanticipated cash requirements, however, this would likely have an adverse impact on the project. We need significant additional financing to complete construction of the American Centrifuge Plant and we have already reduced the scope of project activities until we have that financing.

On May 25, 2010, we announced that Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), an affiliate of The Babcock & Wilcox Company, signed a definitive agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W will each invest $100 million in USEC over three phases, each of which is subject to specific closing conditions.  Closing for the first phase occurred on September 2, 2010 and USEC received $75 million. For their investment, the companies received convertible preferred stock as well as warrants to purchase shares of common stock, which would be exercisable in the future. We intend to use the funds for general corporate purposes and for investment in the American Centrifuge Plant. The initial phase investment helped USEC continue deployment of the American Centrifuge Plant during 2010. Additional details are provided in “Business and Properties–The American Centrifuge Plant–Investment by Toshiba and B&W”, “Market for Registrant’s Common Equity and Related Stockholder Matters” and below under “–Capital Structure and Financial Resources.”`

We do not believe public market financing for a large capital project deploying innovative technology such as American Centrifuge is available given current financial market conditions. We believe a $2 billion loan guarantee under the DOE Loan Guarantee Program is essential to obtaining the funding needed to complete the American Centrifuge Plant. Additional details are provided in “Business and Properties—The American Centrifuge Project.” We are working with DOE and its technical, legal and financial advisors on negotiating the terms for a conditional commitment and obtaining such a commitment in an expeditious manner. After obtaining a conditional commitment, we will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on the financing.

In addition, to complete the project, we will require additional funding beyond the $2 billion DOE loan guarantee, proceeds from the investment from Toshiba and B&W, and internally generated cash flow. In order to obtain a DOE loan guarantee, we will need to demonstrate that sufficient capital is available to complete the project. We initiated in 2010, and continue to have discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of building the plant. However, we have no assurance that they will be willing to provide the financing needed and on what terms.

We have been working with our suppliers to update the scope, cost and schedule to build the ACP. In August 2010, we announced our estimated cost of approximately $2.8 billion to complete the American Centrifuge project from the point of closing on financing. The $2.8 billion estimate is a go-forward cost estimate and does not include our investment to date, spending from now until closing on financing needed to complete the plant, overall project contingency, financing costs or financial assurance. This estimate includes AC100 machine manufacturing and assembly, EPC and related balance-of-plant work, start-up and initial operations, and project management. We believe we have substantially reduced risk in the American Centrifuge project since our initial baseline project budget in 2008 and our new cost estimate is based on a significantly more mature project scope.

We expect spending on the project, both capitalized and expensed, to be approximately $50 million in the first quarter of 2011. We expect to continue to invest at a rate consistent with this anticipated spending level until financial closing, assuming our anticipated cash flow from operations and other available liquidity is sufficient and subject to limitations on ACP spending under our credit facility. We are currently evaluating the appropriate level for the overall project contingency taking into account the level of risk given the maturity of the project and pending discussions with DOE regarding obtaining a loan guarantee. We are also evaluating the financing costs and financial assurance required for the project, which will be affected by, among other things, the overall financing plan for the project, the amount of the credit subsidy cost for any DOE loan guarantee, and the amount and sources of the additional financing we need to complete the project. We continue to work with suppliers to refine our estimates and seek reductions in the project cost.

We expect to fund continued spending on the ACP through the closing on a DOE loan guarantee using the proceeds from the first two phases of the investment from Toshiba and B&W and through our cash flow from existing operations.

We are seeking to fund the additional $2.8 billion of costs to complete the American Centrifuge project and additional amounts that are needed to cover overall project contingency, financing costs and financial assurance through a combination of the $2 billion of DOE loan guarantee funding for which we have applied, the proceeds from the third phase of the investment from Toshiba and B&W of $75 million, additional funding from Japanese export credit agencies of up to $1 billion or from other third parties, cash on hand and prospective cash flow from existing USEC operations, and prospective reinvested project cash. Many of these sources of capital are inter-related. For example, the third phase of investment from Toshiba and B&W is contingent upon the closing of a DOE loan guarantee and in order to close on a DOE loan guarantee we will need to demonstrate that all sources of capital needed to complete the project are available. We have no assurance that we will be successful in raising this capital.

The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$22.5	$443.4	$(104.9)
Net cash (used in) investing activities	(144.6)	(463.8)	(477.2)
Net cash provided by (used in) financing activities	141.8	(96.8)	(55.5)
Net increase (decrease) in cash and cash equivalents	$19.7	$(117.2)	$(637.6)

Operating Activities

During 2010, net cash flow provided by operating activities was $22.5 million. Payables under the Russian Contract increased $66.4 million in part due to the timing of deliveries. Results of operations in 2010 contributed $7.5 million to cash flow, including $43.3 million in non-cash adjustments for depreciation and amortization. An increase in accounts receivable of $117.2 million in 2010 following strong sales in the fourth quarter of 2010 and decreased deferred profits relating to uranium and LEU that were previously sold but not shipped until 2010, was a timing-related use of cash flow.

During 2009, net cash flow provided by operating activities was $443.4 million. Net inventory balances declined $269.9 million in 2009 in large part from monetization of inventory that was built up in the prior year in anticipation of higher sales in 2009. Results of operations in 2009 contributed $58.5 million to cash flow, including the $70.7 million (pretax) realized from U.S. government distributions of duties deposited by Eurodif S.A. or its affiliates, and $31.9 million in non-cash adjustments for depreciation and amortization. Payables under the Russian Contract increased $13.3 million in 2009, due to the timing of deliveries. Additionally, cash flow improved $27.1 million due to decreases in prepaid power costs related to the TVA fuel adjustment and prepaid federal income taxes.

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

Investing Activities

Capital expenditures were $162.2 million in 2010, $441.3 million in 2009 and $441.9 million in 2008. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. We obtain surety bonds as financial assurance related to our obligations for the future disposition of depleted uranium and for American Centrifuge decontamination and decommissioning. Net cash deposits made (or returned) as collateral for surety bonds totaled $(17.6) million in 2010, $22.5 million in 2009 and $35.3 million in 2008. In 2010, $30.6 million in cash collateral was added related to depleted uranium and $48.1 million was returned to us following (a) the signing of our new credit facility in February 2010 and (b) the transfer of certain depleted uranium to DOE in support of a pro-rata cost sharing arrangement for continued funding of American Centrifuge activities. In 2009, $30.8 million in cash collateral was added related to depleted uranium and a net $8.3 million was returned based on revised estimates for American Centrifuge decontamination and decommissioning.

Financing Activities

At the first closing of the investment by Toshiba and B&W in September 2010, we received $75.0 million and the investors received a total of 75,000 shares of 12.75% convertible preferred stock and warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share.

There were no short-term borrowings under the credit facility at December 31, 2010 or at December 31, 2009. Aggregate borrowings and repayments under the revolving credit facility in 2010 were $38.7 million, and the peak amount outstanding in 2010 of $17.7 million occurred during the second quarter. We plan to borrow on the revolving credit facility from time to time based on the timing of our working capital needs. A new term loan of $85 million was funded October 8, 2010 as part of an amendment to our new credit facility agreement.

Cash payments made for financing costs totaled $16.4 million in 2010, including costs for the new credit facility and term loan, the issuance of convertible preferred stock, and costs related to the DOE Loan Guarantee Program.

We repaid the remaining principal balance of $95.7 million of the 6.75% senior notes due January 20, 2009 on the scheduled maturity date with available cash. In 2008, we repurchased $54.3 million of these senior notes prior to the scheduled maturity date. The cost of the repurchase was $52.8 million and was net of a discount of $1.5 million.

Net cash flow used in the purchase of common stock related to our employee stock-based compensation plans was $1.8 million in 2010, $0.4 million in 2009 and $0.1 million in 2008. USEC’s direct stock purchase plan, which was terminated effective December 18, 2008, provided cash flow from financing activities of $0.2 million in 2008. There were 115.2 million shares of common stock outstanding at December 31, 2010, compared with 113.4 million at December 31, 2009, an increase of 1.8 million shares (or 2%) and 111.8 million at December 31, 2008, or an increase from 2008 to 2009 of  1.6 million shares (or 1%).

Working Capital
	December 31,
	2010	2009
	(millions)
Cash and cash equivalents	$151.0	$131.3
Accounts receivable, net	308.6	191.4
Inventories, net	806.7	831.8
Other current assets and liabilities, net	(280.7)	(267.5)
Working capital	$985.6	$887.0

The increase in accounts receivable of $117.2 million reflects higher sales in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Capital Structure and Financial Resources

At December 31, 2010, our long-term debt of $660.0 million consisted of $575.0 million in 3.0% convertible senior notes due October 1, 2014 and a term loan of $85.0 million due May 31, 2012 under our credit facility. The interest rate for the term loan was 9.5% as of December 31, 2010.

The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. We may, from time to time, agree to exchange a portion of our convertible notes for shares of our common stock prior to their maturity in privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions, taking into account our stock price as it relates to the conversion ratio and any potential interest cost savings. The amounts involved, individually or in the aggregate, may be material. We are restricted under our credit facility from repurchasing the notes for cash.

In January 2011, USEC executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange USEC is expected to recognize a gain on debt extinguishment of approximately $3 million in the first quarter of 2011.

On September 2, 2010, the first closing of $75 million occurred under the Securities Purchase Agreement dated as of May 25, 2010 between USEC, Toshiba and B&W.  Toshiba assigned its rights and obligations to purchase securities under the agreement to Toshiba America Nuclear Energy Corporation, a subsidiary of Toshiba.

 At the first closing, the investors purchased 75,000 shares of Series B-1 12.75% Convertible Preferred Stock, par value $1.00 per share (“Series B-1 Preferred”), and warrants to purchase 6.25 million shares of Class B Common Stock, par value $.10 per share (“Class B Common”), at an exercise price of $7.50 per share. Dividends on the Series B-1 Preferred are paid on a quarterly basis as additional shares of Series B-1 Preferred (paid-in-kind). The creation of the Class B Common will require USEC stockholder approval, so the warrants will, in lieu thereof, until such USEC stockholder approval has been obtained, be exercisable for 6,250 shares of a newly created Series C Convertible Participating Preferred Stock, par value $1.00 per share, at an exercise price of $7,500.00 per share.

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

Our debt to total capitalization ratio was 31% at December 31, 2009, and 36% at December 31, 2010 including the Series B-1 Preferred which is classified as a liability.

Effective October 8, 2010, USEC entered into a Third Amended and Restated Credit Agreement replacing its existing credit agreement.  The amended credit agreement added an $85 million term loan facility to USEC's existing revolving credit facility.  The total credit facility, as amended, is $310 million. Aggregate lender commitments under the revolving credit facility are $225 million. The letter of credit sublimit is $150 million. The revolving credit facility may be expanded through additional commitments up to an aggregate of $250 million in revolving credit commitments.  The amended credit agreement also provides that USEC may increase the amount of the term loan from $85 million up to $100 million, subject to USEC obtaining additional commitments. As a result, the total credit facility could be expanded through additional commitments and term loans up to $350 million.

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

Utilization of our $225 million revolving credit facility at December 31, 2010 and our former $400 million revolving credit facility at December 31, 2009 follows (in millions):

	December 31,
	2010	2009
Short-term borrowings	$-	$-
Letters of credit	17.3	45.4
Available credit	207.7	295.5

Borrowings under the credit facilities are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit. The revolving credit facilities contain various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings. As of December 31, 2010 and 2009, we had met all of the reserve provision requirements by a large margin. As of December 31, 2010 and 2009, we were in compliance with all of the various customary operating and financial covenants included in each credit facility.

Under the terms of the credit facility, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when Availability (as defined in the amended credit agreement) falls below certain thresholds, the amended credit agreement  permits us to spend up to $165 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project. Under this provision, the $45 million made available by DOE pursuant to a cooperative agreement entered into with USEC in March 2010 for continued American Centrifuge activities was not restricted by the credit facility or counted towards the ACP Spending Basket. In addition to the ACP Spending Basket, the credit facility also permits the investment in the American Centrifuge project of net proceeds from additional capital raised by us (such as the investment from Toshiba and B&W), subject to certain provisions and certain limitations when Availability falls below certain thresholds. If we are unable to raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket will necessitate further reductions in spending on the American Centrifuge project during 2011.

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

We expect to have borrowings under the new credit facility in 2011, which will reduce Availability. Other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.

The credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of collateral, and payment of dividends or other distributions. In addition, our current credit facility prohibits our payment of cash dividends or distributions to holders of our common stock. Complying with these covenants may limit our flexibility to successfully execute our business strategy. Failure to satisfy the covenants would constitute an event of default under the credit facility.

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

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. Issuance costs of $6.6 million related to the investment by Toshiba and B&W were expensed in 2010 since the preferred stock is classified as a liability and recorded at fair value. A summary of deferred financing costs for the years ended December 31, 2010 and 2009 follows (in millions):

	December 31, 2008	Expenditures	Amortization	December 31, 2009	Expenditures	Amortization	December 31, 2010
Other current assets:
Bank credit facilities	$1.3	$-	$(0.8)	$0.5	$10.6	$(3.7)	$7.4

Deferred financing costs (long-term):
Convertible notes	$12.0	$-	$(2.0)	$10.0	$-	$(1.9)	$8.1
DOE Loan Guarantee application	1.3	0.7	-	2.0	0.5	-	2.5
Deferred financing costs	$13.3	$0.7	$(2.0)	$12.0	$0.5	$(1.9)	$10.6

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

A summary of financial assurance, related liabilities and cash collateral follows (in millions):

	Financial Assurance		Long-Term Liability
	December 31,		December 31,
	2010	2009	2010	2009

Depleted uranium disposition and stored wastes	$215.8	$262.8	$125.4	$155.6
Decontamination and decommissioning of American Centrifuge	22.2	22.2	22.6	21.3
Other financial assurance	19.8	20.4

Total financial assurance	$257.8	$305.4
Letters of credit	17.3	45.4
Surety bonds	240.5	260.0

Cash collateral deposit for surety bonds	$140.8	$158.3

We reached a cooperative agreement with DOE in March 2010 to provide for pro-rata cost sharing support for continued funding of American Centrifuge activities with a total cost of $90 million. DOE made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which released encumbered funds for investment in the American Centrifuge technology that USEC had committed as financial assurance for depleted uranium disposition. The commensurate reduction in the cash collateral deposit is reflected as a reduction in cash used in investing activities.

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

See note 17 to the consolidated financial statements for a more detailed explanation regarding the nature of differences between the financial assurance amounts and the related long-term liabilities.

Contractual Commitments

USEC had contractual commitments at December 31, 2010, estimated as follows (in millions):

	2011	2012 – 2013	2014 – 2015	Thereafter	Total
Financing:
Long-term debt (1)	$-	$85.0	$575.0	$-	$660.0
Interest on long-term debt	25.3	37.9	17.3	-	80.5
Total debt financing	25.3	122.9	592.3	-	740.5

Convertible preferred stock (2)	-	-	-	78.2	78.2
Dividends on convertible preferred stock (3)	10.4	25.3	32.5	19.6	87.8
Total preferred financing	10.4	25.3	32.5	97.8	166.0

Purchase commitments:
United States Enrichment Corporation (4)	1,177.0	1,627.2	-	-	2,804.2
American Centrifuge (5)	45.7	-	-	-	45.7
Total purchase commitments	1,222.7	1,627.2	-	-	2,849.9

Expected payments on operating leases	6.8	8.0	7.5	20.8	43.1
Other long-term liabilities (6)	16.5	78.6	29.4	403.2	527.7
	$1,281.7	$1,862.0	$661.7	$521.8	$4,327.2

(1)
Payment obligations under long-term debt consist of the credit facility term loan of $85.0 million due May 31, 2012 and the 3.0% convertible senior notes of $575.0 million due October 1, 2014, assuming no conversion to shares of common stock. In January 2011, the payment obligation for the convertible notes was reduced to $530.0 million after USEC exchanged 6,952,500 shares of common stock for convertible notes with a principal amount of $45.0 million. The payment obligation for interest on the convertible notes was reduced by $5.0 million.

(2)	The convertible preferred stock is not redeemable for cash.

(3)	Dividends are paid-in-kind with additional shares of convertible preferred stock.

(4)
Purchase commitments of subsidiary United States Enrichment Corporation include a commitment to purchase SWU under the Russian Contract of approximately $2.1 billion and a commitment to purchase power under the TVA contract of approximately $0.7 billion.

Prices under the Russian Contract are determined under a formula that combines a mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of any short-term swings in these price points. Actual amounts will vary based on changes in the price points and other pricing elements.

Capacity under the TVA power purchase agreement is fixed. Prices are subject to monthly fuel cost adjustments to reflect changes in TVA's fuel costs, purchased-power costs, and related costs.

(5)
Supply agreements for the purchase of materials, goods and services for the manufacture of centrifuge machines to be used in the American Centrifuge Plant. Prices for minimum purchase commitments above are subject to adjustment for inflation. Prepayments to suppliers for services not yet performed totaled $34.4 million as of December 31, 2010. Contractual provisions for termination penalties related to both prepayment and contractual commitment amounts as of December 31, 2010 were estimated at $33.0 million, however this penalty reduces as material and services are received.

(6)
Other long-term liabilities reported on the balance sheet include pension benefit obligations and postretirement health and life benefit obligations amounting to $324.1 million, accrued depleted uranium disposition costs of $125.4 million, the long-term portion of accrued lease turnover costs of $41.2 million and the liability for unrecognized tax benefits of $4.1 million.

Off-Balance Sheet Arrangements

In December 2006, DOE signed an agreement with us licensing U.S. gas centrifuge technology to USEC for use in building new domestic uranium enrichment capacity. We will pay royalties to the U.S. government on annual revenues from sales of LEU produced in the American Centrifuge Plant. The royalty ranges from 1% to 2% of annual gross revenue from these sales. Payments are capped at $100 million over the life of the technology license. Other than the letters of credit issued under the credit facility, the surety bonds and certain contractual commitments discussed above, there were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2010 or 2009.

Environmental Matters

In addition to estimated costs for the future disposition of depleted uranium, we incur costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of our operations. Environmental liabilities associated with GDP operations prior to July 28, 1998, are the responsibility of the U.S. government, except for liabilities relating to certain identified wastes generated by us and stored at the GDPs. DOE remains responsible for decontamination and decommissioning of the GDPs. Operating costs for environmental compliance, including estimated costs relating to the future disposition of depleted uranium, amounted to $44.3 million in 2010, $58.9 million in 2009, and $39.9 million in 2008.

New Accounting Standards Not Yet Implemented

We have reviewed recently issued accounting standards that are not yet effective and have determined that none would have a material impact to USEC’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2010, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At December 31, 2010, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $575.0 million and a credit facility term loan of $85.0 million. The fair value of the convertible notes, based on the trading price as of December 31, 2010, was $517.9 million. The fair value of the term loan as of December 31, 2010, using the change in market value of an index of loans of similar credit quality based on published credit ratings, was $85.6 million.

The estimated fair value of our convertible preferred stock at December 31, 2010, including accrued paid-in-kind dividends declared payable January 1, 2011, was $78.2 million, and was equal to the liquidation value of $1,000 per share or $78.2 million.

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

•	interest rate and other market risks relating to the valuation of our convertible preferred stock (refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources”), and

•	market risk relating to the value of our defined benefit pension plan assets (refer to “Liquidity and Capital Resources – Financial Markets and Pension and Postretirement Benefit Plan Assets”).

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

Management assessed the effectiveness of USEC’s internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2010.

The effectiveness of USEC’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included in Part I of this annual report.  Additional information concerning directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 28, 2011.

Item 11.  Executive Compensation

Information concerning management compensation is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 28, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 28, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 28, 2011.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 28, 2011.

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
USEC Inc.

February 24, 2011                                                                  /s/ John K. Welch
John K. Welch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ John K. Welch John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2011
/s/ John C. Barpoulis John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011
/s/ J. Tracy Mey J. Tracy Mey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2011
/s/ James R. Mellor James R. Mellor	Chairman of the Board	February 24, 2011
/s/ Michael H. Armacost Michael H. Armacost	Director	February 24, 2011
/s/ Joyce F. Brown Joyce F. Brown	Director	February 24, 2011
/s/ Joseph T. Doyle Joseph T. Doyle	Director	February 24, 2011
/s/ H. William Habermeyer H. William Habermeyer	Director	February 24, 2011
/s/ William J. Madia William J. Madia	Director	February 24, 2011
/s/ W. Henson Moore W. Henson Moore	Director	February 24, 2011
/s/ Hiroshi Sakamoto Hiroshi Sakamoto	Director	February 24, 2011
/s/ M. Richard Smith M. Richard Smith	Director	February 24, 2011
/s/ Michael S. Taff Michael S. Taff	Director	February 24, 2011

USEC Inc.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of USEC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, consolidated statements of cash flows, and consolidated statements of stockholders' equity present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2011

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$151.0	$131.3
Accounts receivable, net	308.6	191.4
Inventories:
Separative work units	947.4	805.1
Uranium	562.5	482.1
Materials and supplies	12.6	14.0
Total Inventories	1,522.5	1,301.2
Deferred income taxes	47.5	48.6
Deferred costs associated with deferred revenue	152.9	244.4
Other current assets	71.6	52.7
Total Current Assets	2,254.1	1,969.6
Property, Plant and Equipment, net	1,231.4	1,115.1
Other Long-Term Assets
Deferred income taxes	204.5	270.3
Deposit for surety bonds	140.8	158.3
Deferred financing costs, net	10.6	12.0
Goodwill	6.8	6.8
Total Other Long-Term Assets	362.7	447.4
Total Assets	$3,848.2	$3,532.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$172.4	$153.4
Payables under Russian Contract	201.2	134.8
Inventories owed to customers and suppliers	715.8	469.4
Deferred revenue and advances from customers	179.1	325.0
Total Current Liabilities	1,268.5	1,082.6
Long-Term Debt	660.0	575.0
Convertible Preferred Stock, 75,800 shares issued	78.2	-
Other Long-Term Liabilities
Depleted uranium disposition	125.4	155.6
Postretirement health and life benefit obligations	178.7	168.9
Pension benefit liabilities	145.4	176.6
Other liabilities	78.2	97.8
Total Other Long-Term Liabilities	527.7	598.9
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares
authorized, no shares recorded as stockholders' equity	-	-
Common stock, par value $.10 per share, 250,000,000 shares
authorized, 123,320,000 shares issued	12.3	12.3
Excess of capital over par value	1,172.8	1,179.6
Retained earnings	329.9	322.4
Treasury stock, 8,090,000 and 9,926,000 shares	(57.1)	(71.3)
Accumulated other comprehensive loss, net of tax	(144.1)	(167.4)
Total Stockholders’ Equity	1,313.8	1,275.6
Total Liabilities and Stockholders’ Equity	$3,848.2	$3,532.1

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)
	Years Ended December 31,
	2010	2009	2008
Revenue:
Separative work units	$1,521.4	$1,647.0	$1,175.5
Uranium	236.1	180.7	217.1
Contract services	277.9	209.1	222.0
Total revenue	2,035.4	2,036.8	1,614.6
Cost of sales:
Separative work units and uranium	1,623.2	1,640.3	1,202.2
Contract services	253.8	191.8	183.6
Total cost of sales	1,877.0	1,832.1	1,385.8
Gross profit	158.4	204.7	228.8
Special charges	-	4.1	-
Advanced technology costs	110.2	118.4	110.2
Selling, general and administrative	58.9	58.8	54.3
Other (income)	(44.4)	(70.7)	-
Operating income	33.7	94.1	64.3
Preferred stock issuance costs	6.6	-	-
Interest expense	0.6	1.2	17.3
Interest (income)	(0.4)	(1.3)	(24.7)
Income before income taxes	26.9	94.2	71.7
Provision for income taxes	19.4	35.7	23.0
Net income	$7.5	$58.5	$48.7
Net income per share – basic	$.07	$.53	$.44
Net income per share – diluted	$.05	$.37	$.35
Weighted average number of shares outstanding:
Basic	112.8	111.4	110.6
Diluted	166.6	160.1	158.7

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net income	$7.5	$58.5	$48.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43.3	31.9	34.2
Deferred income taxes	44.3	(1.6)	3.1
Other non-cash income on release of disposal obligation	(44.4)	-	-
Preferred stock issuance costs and capitalized paid-in-kind dividends	8.5	-	-
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(117.2)	(37.3)	98.8
Inventories – net (increase) decrease	25.1	269.9	(270.6)
Payables under Russian Contract – increase (decrease)	66.4	13.3	9.3
Deferred revenue, net of deferred costs – increase (decrease)	(10.6)	(3.9)	24.5
Accrued depleted uranium disposition – increase (decrease)	(30.2)	36.1	21.2
Accounts payable and other liabilities – increase (decrease)	23.5	44.6	(31.2)
Other, net	6.3	31.9	(42.9)
Net Cash Provided by (Used in) Operating Activities	22.5	443.4	(104.9)

Cash Flows Used in Investing Activities
Capital expenditures	(162.2)	(441.3)	(441.9)
Deposits for surety bonds, net (increase) decrease	17.6	(22.5)	(35.3)
Net Cash (Used in) Investing Activities	(144.6)	(463.8)	(477.2)

Cash Flows Provided by (Used in) Financing Activities
Borrowings under credit facility	38.7	196.6	48.3
Repayments under credit facility	(38.7)	(196.6)	(48.3)
Proceeds from credit facility term loan	85.0	-	-
Proceeds from issuance of convertible preferred stock and warrants	75.0	-	-
Repayment and repurchases of senior notes	-	(95.7)	(54.3)
Payments for deferred financing costs and preferred stock issuance costs	(16.4)	(0.7)	(1.3)
Common stock issued (purchased), net	(1.8)	(0.4)	0.1
Net Cash Provided by (Used in) Financing Activities	141.8	(96.8)	(55.5)
Net Increase (Decrease)	19.7	(117.2)	(637.6)
Cash and Cash Equivalents at Beginning of Period	131.3	248.5	886.1
Cash and Cash Equivalents at End of Period	$151.0	$131.3	$248.5

Supplemental Cash Flow Information
Interest paid, net of capitalized interest	$-	$0.7	$15.9
Income taxes paid, net of refunds	3.2	4.5	50.0

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	$12.3	$1,186.2	$215.2	$(92.9)	$(11.3)	$1,309.5

Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax of $114.7 million	-	-	-	-	(202.6)	(202.6)
Net income	-	-	48.7	-	-	48.7
Comprehensive (loss)						(153.9)

Restricted and other common stock issued, net of amortization	-	(2.0)	-	8.8	-	6.8
Balance at December 31, 2008	12.3	1,184.2	263.9	(84.1)	(213.9)	1,162.4

Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax of $23.9 million	-	-	-	-	46.5	46.5
Net income	-	-	58.5	-	-	58.5
Comprehensive income						105.0

Restricted and other common stock issued, net of amortization	-	(4.6)	-	12.8	-	8.2
Balance at December 31, 2009	12.3	1,179.6	322.4	(71.3)	(167.4)	1,275.6

Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax of $22.6 million	-	-	-	-	23.3	23.3
Net income	-	-	7.5	-	-	7.5
Comprehensive income						30.8

Restricted and other common stock issued, net of amortization	-	(6.8)	-	14.2	-	7.4
Balance at December 31, 2010	$12.3	$1,172.8	$329.9	$(57.1)	$(144.1)	$1,313.8

See notes to consolidated financial statements.

USEC Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

USEC Inc. (“USEC”) is a global energy company and is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: LEU having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component. Utility customers typically provide uranium to USEC as part of their enrichment contracts, and USEC delivers LEU to the customers and charges for the SWU component.

In addition, USEC performs contract services through our subsidiary NAC International Inc. (“NAC”) and for DOE and DOE contractors at the Paducah gaseous diffusion plant (“GDP”) in Paducah, Kentucky and the site of the former Portsmouth GDP in Piketon, Ohio.

Basis of Presentation

The consolidated financial statements include the accounts of USEC Inc., its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries including NAC. All material intercompany transactions are eliminated. Certain amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with original maturities of three months or less.

Inventories

USEC holds uranium at the Paducah GDP in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published spot price indicators at the balance sheet date. SWU and uranium inventory costs are determined using the monthly moving average cost method.

SWU costs are based on production costs and purchase costs. Production costs at the Paducah GDP consist principally of electric power, labor and benefits, depleted uranium disposition cost estimates, materials, depreciation and amortization and maintenance and repairs. USEC purchases SWU under a commercial agreement (“Russian Contract”) with a Russian government entity known as OAO Techsnabexport (“TENEX”). The Russian Contract implements a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, USEC has been designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. The term of the 20-year Russian Contract is completed in 2013. The cost of the SWU component of LEU purchased under the Russian Contract is recorded at acquisition cost plus related shipping costs.

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

USEC leases the Paducah GDP located in Paducah, Kentucky and portions of the former Portsmouth GDP located in Piketon, Ohio from the U.S. Department of Energy (“DOE”). Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which is 2016 for the Paducah GDP commensurate with an extension of the lease agreement exercised in June 2008. Maintenance and repair costs are charged to production costs as incurred.

USEC’s contract work to maintain the former Portsmouth GDP in a “cold shutdown” status is transitioning to a new contractor responsible for decontamination and decommissioning (“D&D”) of the facility. USEC is accelerating the depreciation of Portsmouth site related assets through June 2011 in order to comply with the tentative de-lease schedule of DOE and the new D&D contractor. The useful life of these assets will change as facts and circumstances change. Acceleration could be more rapid if USEC is unable to obtain work as a subcontractor and extend work currently performed in providing infrastructure and support services to the site tenants.

Advanced Technology Costs

Costs relating to the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs include Nuclear Regulatory Commission (“NRC”) licensing of the American Centrifuge Demonstration Facility located in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility.

Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant (“ACP”) in Piketon, Ohio, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the commercial plant. Capitalized centrifuge costs are recorded in property, plant and equipment primarily as part of construction work in progress. Amounts capitalized include interest of $31.6 million in 2010, $22.9 million in 2009 and $14.7 million in 2008. The continued capitalization of costs is subject to ongoing review and successful project completion. USEC’s move during the second half of 2007 from a demonstration phase to a commercial plant phase in which significant expenditures are capitalized was based on management’s judgment that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement and economic viability. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

In July 2008, USEC applied for $2 billion in financing from the DOE Loan Guarantee Program to finance the commercial plant. The DOE Loan Guarantee Program was created by the Energy Policy Act of 2005.  In August 2009, to provide additional time to address technical and financial concerns raised by DOE, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application. USEC focused on addressing DOE’s concerns and, based on its progress in reducing program risks, submitted a comprehensive update to its application in July 2010. In October 2010, following an initial technical review of USEC’s updated application, DOE provided USEC with a draft term sheet that has served as the framework for discussions with DOE. Completion of due diligence by DOE and negotiation of terms and conditions with DOE are the next steps toward the potential issuance of a conditional commitment. USEC is working with DOE and its technical, legal and financial advisors to obtain such a commitment in an expeditious manner. Upon reaching a conditional commitment, USEC will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on the financing.

Due to the uncertainty of funding, at the time of our August 2009 agreement with DOE to delay consideration of our application, USEC significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project. However, USEC continues limited manufacturing, assembling and operating of centrifuge machines in the lead cascade test program and ongoing development efforts. USEC believes that future cash flows from the ACP will exceed its capital investment. Since USEC believes its capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. USEC will continue to evaluate this assessment as conditions change.

In 2002, USEC and DOE signed an agreement in which both USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. Discussion of USEC’s commitments related to American Centrifuge project milestones under this agreement is provided in note 18.

Goodwill

USEC’s long-term assets include goodwill resulting from USEC’s acquisition of NAC in 2004. USEC evaluates the carrying value of goodwill by performing an impairment test on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The goodwill testing utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. However, if the carrying value is greater than the fair value, the second step is performed. An impairment charge would be recognized for the amount that the carrying value of the goodwill exceeds its fair value. The fair value of the reporting unit is estimated using the net present value of projected future cash flows. In its annual testing in the fourth quarter of 2010, USEC determined in the first step that there was no impairment.

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

Financial Instruments and Fair Value Accounting

The balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

Pursuant to accounting standards, USEC’s credit facility term loan and convertible debt are recorded at face value and the fair value is disclosed. The estimated fair value of the term loan is based on the change in market value of an index of loans of similar credit quality based on published credit ratings. The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date. Financing costs are generally deferred and amortized over the life of the instrument. Included in other long-term assets are deferred financing costs related to bank credit facility, convertible debt and the DOE Loan Guarantee Program. Fees related to the DOE loan guarantee application will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

Pursuant to accounting standards, USEC’s convertible preferred stock and deferred compensation assets and liabilities are recorded at fair value on a recurring basis. Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, consideration is given to the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability. Upfront costs and fees related to the issuance of the convertible preferred stock were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and recorded at fair value.

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

USEC also leases facilities in Piketon, Ohio from DOE for the ACP. USEC owns all capital improvements and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, USEC is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear).

Decontamination and decommissioning requirements for the ACP create an asset retirement obligation. As construction of the ACP takes place, the present value of the related asset retirement obligation is recognized as a liability. An equivalent amount is recognized as part of the capitalized asset cost. Since demobilization, USEC has not recognized any changes to the capitalized asset cost related to the asset retirement obligation, but USEC anticipates significant increases once remobilization is fully underway after obtaining project financing. The liability is accreted, or increased, over time for the time value of money. The accretion is charged to cost of sales in the LEU segment. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period.

During each reporting period, USEC reassesses and revises the estimate of the asset retirement obligation based on construction progress, cost evaluation of future decommissioning expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities.

Environmental Compliance Costs

Environmental compliance costs relating to operations are accrued and charged to inventory costs as incurred. Estimated environmental compliance costs, including depleted uranium disposition and waste disposal, are accrued where environmental assessments indicate that storage, treatment or disposal is probable and costs can be reasonably estimated. USEC stores depleted uranium at the Paducah and Portsmouth sites for future disposition. Changes in the estimated unit disposal cost result in charges to cost of sales for the accumulated quantity of depleted uranium. Liabilities for waste and depleted uranium disposition are based on current-dollar cost estimates and are not discounted.

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

USEC performs contract work primarily for DOE and DOE contractors. U.S. government contract revenue includes billings for fees and reimbursements for allowable costs that are determined in accordance with the terms of the underlying contracts. USEC records revenue as work is performed and as fees are earned. Allowable costs include pension and other allocated costs that are determined in accordance with government cost accounting standards, whereas costs and expenses reflected in the financial statements are determined in accordance with generally accepted accounting principles. Amounts representing contract change orders or final billing rates based on incurred costs are accrued and included in revenue when they can be reliably estimated and realization is probable. The final settlement of the allowable costs submitted for reimbursement is subject to audit by the Defense Contract Audit Agency (“DCAA”) and acceptance by DOE. This process has been completed for fiscal 2002, USEC’s first year as a federal contractor under government cost accounting standards. In addition, as of December 31, 2010, USEC has finalized and submitted to DOE the billable incurred costs for contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008 and 2009. Based on USEC’s limited experience to date, revenue resulting from final billing rates is recognized upon completion of the DCAA audit and notice by DOE authorizing final billing.

DOE funded work in 2010 under our contract for maintenance services at the Portsmouth site (“cold shutdown contract”) in part through an arrangement whereby DOE transferred to USEC uranium which USEC immediately sold. USEC’s receipt of the uranium was not considered a purchase by USEC and no revenue or cost of sales was recorded upon its sale. This is because USEC had no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The amount of work provided, and therefore the total value of the contract modification, was dependent on the net value of the uranium realized by USEC upon each sale. Net value of the uranium equaled the cash proceeds from sales less USEC’s selling and handling costs. The net value from the uranium sale was recorded as deferred revenue. Revenue was recognized in our contract services segment as cold shutdown services were provided. USEC completed five competitive sales of uranium between December 2009 and November 2010 and revenue of $130.2 million was recognized in 2010 as cold shutdown services were provided.

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

2.  ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS
	December 31,
	2010	2009
	(millions)
Accounts receivable (1):
Utility customers:
Trade receivables	$249.1	$118.4
Unbilled revenue (2)	0.4	0.4
	249.5	118.8
Contract services, primarily Department of Energy (3):
Billed revenue	34.8	38.4
Unbilled revenue	24.3	34.2
	59.1	72.6
	$308.6	$191.4
Other current assets:
Prepayments to American Centrifuge suppliers	$34.4	$25.2
Prepaid taxes, power purchases and insurance	21.0	19.7
Deferred financing costs for credit facility	7.4	0.5
Other	8.8	7.3
	$71.6	$52.7

(1)	Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $18.6 million at December 31, 2010 and $15.2 million at December 31, 2009.

(2)	Unbilled revenue for utility customers represents price adjustments for past deliveries that are not yet billable under the applicable contracts.

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

USEC has agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Over the life of the 20-year Russian Contract, USEC expects to purchase about 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, and as of December 31, 2010, USEC had purchased 76 million SWU contained in LEU derived from 412 metric tons of highly enriched uranium. Purchases under the Russian Contract approximate one-half of USEC’s supply mix. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. Increases in these price points in recent years have resulted in increases to the index used to determine prices under the Russian Contract.

The Russian Contract provides that the parties may agree on appropriate adjustments, if necessary, to ensure that TENEX receives at least approximately $7.6 billion for the SWU component over the 20-year term of the Russian Contract through 2013.  From inception of the Russian Contract in 1994 through December 31, 2010, USEC has purchased the SWU component of LEU at an aggregate cost of approximately $6.9 billion. Purchases of SWU under the Russian Contract are expected to exceed $0.5 billion per year through 2013.

4. INVENTORIES
	December 31,
	2010	2009
	(millions)
Current assets:
Separative work units	$947.4	$805.1
Uranium	562.5	482.1
Materials and supplies	12.6	14.0
	1,522.5	1,301.2
Current liabilities:
Inventories owed to customers and suppliers	(715.8)	(469.4)
Inventories, net	$806.7	$831.8

Inventories Owed to Customers and Suppliers

Inventory owed to customers and suppliers relates primarily to SWU and uranium inventories owed to fabricators. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated fair values of approximately $3.3 billion at December 31, 2010 and $2.8 billion at December 31, 2009, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The increase reflects a 44% increase in the uranium spot price indicator partially offset by a 17% decline in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

5. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2007	Capital Expenditures (Depreciation)	Transfers and Retirements	December 31, 2008	Capital Expenditures (Depreciation)	Transfers and Retirements	December 31, 2009
Construction work in progress	$192.7	$472.5	$(47.7)	$617.5	$405.3	$(31.4)	$991.4
Leasehold improvements	171.8	-	5.0	176.8	-	5.8	182.6
Machinery and equipment	191.0	2.1	41.2	234.3	1.6	24.2	260.1
	555.5	474.6	(1.5)	1,028.6	406.9	(1.4)	1,434.1
Accumulated depreciation and amortization	(263.3)	(30.7)	1.5	(292.5)	(27.9)	1.4	(319.0)
	$292.2	$443.9	$-	$736.1	$379.0	$-	$1,115.1

	December 31, 2009	Capital Expenditures (Depreciation)	Transfers and Retirements	December 31, 2010
Construction work in progress	$991.4	$149.4	$(14.5)	$1,126.3
Leasehold improvements	182.6	-	4.7	187.3
Machinery and equipment	260.1	3.0	6.0	269.1
	1,434.1	152.4	(3.8)	1,582.7
Accumulated depreciation and amortization	(319.0)	(36.1)	3.8	(351.3)
	$1,115.1	$116.3	$-	$1,231.4

Capital expenditures include items in accounts payable and accrued liabilities at December 31, 2010 for which cash is paid in the following period.

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant  in Piketon, Ohio. Capital expenditures related to the ACP, which is primarily included in the construction work in progress balance, totaled $1,143.8 million at December 31, 2010 and $1,023.1 million at December 31, 2009. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at December 31, 2010 and 2009.

As described in note 18 under “American Centrifuge Plant – Project Funding”, USEC significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project due to the uncertainty of financing for the project. However, USEC continues limited manufacturing, assembling and operating of centrifuge machines in the lead cascade test program and ongoing development efforts. USEC believes that future cash flows from the ACP will exceed its capital investment. Since USEC believes its capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. USEC will continue to evaluate this assessment as conditions change.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITES

	December 31,
	2010	2009
	(millions)
Trade payables	$36.3	$27.4
Compensation and benefits	61.3	52.8
American Centrifuge accrued liabilities	14.5	16.5
Accrued taxes payable	11.1	23.0
Accrued lease turnover – current	10.5	3.3
Accrued interest payable on long-term debt	5.3	5.0
Other accrued liabilities	33.4	25.4
	$172.4	$153.4

7. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

Deferred revenue and advances from customers were as follows (in millions):
	December 31,
	2010	2009
Deferred revenue	$176.1	$301.9
Advances from customers	3.0	23.1
	$179.1	$325.0

Deferred costs associated with deferred revenue	$152.9	$244.4

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

Advances from customers included $1.2 million as of December 31, 2010 and $22.7 million as of December 31, 2009 for services to be provided for DOE in our contract services segment. DOE funded this work through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold in the market.

8. DEBT

The balance sheet carrying amounts of USEC’s long-term debt follow (in millions):

	December 31,
	2010	2009
Credit facility term loan, due May 31, 2012	$85.0	$-
3.0% convertible senior notes, due October 1, 2014	575.0	575.0
	$660.0	$575.0

The interest rate for the credit facility term loan was 9.5% as of December 31, 2010 (floor of 2% plus 7.5% as described below).

Revolving Credit Facility and Term Loan

Effective October 8, 2010, USEC entered into a Third Amended and Restated Credit Agreement replacing its existing credit agreement. The amended credit agreement matures May 31, 2012 and adds an $85.0 million term loan facility to USEC's existing revolving credit facility.  The total credit facility is now $310.0 million, including aggregate lender commitments under the revolving credit facility of $225.0 million. The letter of credit sublimit under the amended credit agreement is $150.0 million. The revolving credit facility may be expanded through additional commitments up to an aggregate of $250.0 million in revolving credit commitments.  The amended credit agreement also provides that USEC may increase the amount of the term loan from $85.0 million up to $100.0 million, subject to USEC obtaining additional commitments. As a result, the total credit facility could be expanded through additional commitments and term loans up to $350.0 million.

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

The interest rate on outstanding borrowings under the revolving credit facility is, at our election, either:

•
the sum of (1) the greater of a) the JPMorgan Chase Bank prime rate, b) the federal funds rate plus ½ of 1%, or c) an adjusted 1-month LIBO Rate plus 1% plus (2) a margin ranging from 2.25% to 2.75% based upon availability, or

•	the sum of the adjusted LIBO Rate plus a margin ranging from 4.0% to 4.5% based upon availability.

Utilization of the $225.0 million revolving credit facility at December 31, 2010 and the former $400.0 million revolving credit facility at December 31, 2009 follows (in millions):

	December 31,
	2010	2009
Short-term borrowings	$-	$-
Letters of credit	17.3	45.4
Available credit	207.7	295.5

In 2010, aggregate borrowings and repayments under the revolving credit facility amounted to $38.7 million, and the peak amount outstanding was $17.7 million.

Borrowings under the revolving credit facility are subject to limitations based on established percentages of qualifying assets pledged as collateral to the lenders, such as eligible accounts receivable and USEC-owned inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit. The credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings if certain requirements are not met. As of December 31, 2010 and 2009, USEC met all of the reserve provision requirements of each credit facility.

Under the terms of the credit facility, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when Availability (as defined in the amended credit agreement) falls below certain thresholds, the amended credit agreement permits us to spend up to $165 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project. Under this provision, the $45 million made available by DOE pursuant to a cooperative agreement entered into with USEC in March 2010 for continued American Centrifuge activities was not restricted by the credit facility or counted towards the ACP Spending Basket. In addition to the ACP Spending Basket, the credit facility also permits the investment in the American Centrifuge project of net proceeds from additional capital raised by us (such as the investment from Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”)), subject to certain provisions and certain limitations when Availability falls below certain thresholds. If we are unable to raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket will necessitate further reductions in spending on the American Centrifuge project in 2011.

The credit facility includes provisions permitting transfer of assets related to the American Centrifuge project to enable USEC to separately finance the American Centrifuge project. The USEC subsidiaries created to carry out future commercial American Centrifuge activities will not be guarantors under the credit facility, and their assets will not be pledged as collateral.

The credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, and maintenance of a minimum amount of collateral. In addition, the credit facility prohibits USEC’s payment of cash dividends or distributions to holders of USEC’s common stock. Failure to satisfy the covenants would constitute an event of default under the credit facility. As of December 31, 2010 and 2009, USEC was in compliance with all of the covenants under each credit facility.

A failure by USEC to comply with obligations under the credit facility or other agreements such as the indenture governing USEC’s outstanding convertible notes, or the occurrence of a “fundamental change” as defined in the indenture governing USEC’s outstanding convertible notes or the occurrence of a “material adverse effect” as defined in the credit facility, could result in an event of default under the credit facility. A default, if not waived or cured (in cases where we are granted a cure period), could permit, among other things, acceleration of the repayment of any outstanding indebtedness to the lenders, the posting of cash collateral in an amount equal to 105% of any outstanding letters of credit, and the termination of the credit facility.

Convertible Senior Notes due 2014

USEC’s convertible senior notes, issued in September 2007, bear interest at a rate of 3.0% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008. USEC paid underwriting discounts and offering expenses of $14.3 million, and these costs were deferred and are being amortized using the effective interest rate method over the life of the convertible notes.

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

The notes were not eligible for conversion to common stock as of December 31, 2010 and 2009. Holders may convert their notes to common stock at their option on any day prior to the close of business on the scheduled trading day immediately preceding August 1, 2014 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of USEC Inc. common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter), if the last reported sale price of USEC Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, August 1, 2014 through the scheduled trading day immediately preceding the maturity date of the notes.

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

Refer to note 20, Subsequent Events, for details on an exchange in January 2011 whereby USEC received convertible notes with a principal amount of $45 million from a noteholder in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. Included in other long-term assets are deferred financing costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs. These costs will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense. A summary of deferred financing costs follows (in millions):

	December 31, 2008	Expenditures	Amortization	December 31, 2009	Expenditures	Amortization	December 31, 2010
Other current assets:
Bank credit facilities	$1.3	$-	$(0.8)	$0.5	$10.6	$(3.7)	$7.4

Deferred financing costs (long-term):
Convertible notes	$12.0	$-	$(2.0)	$10.0	$-	$(1.9)	$8.1
DOE Loan Guarantee application	1.3	0.7	-	2.0	0.5	-	2.5
Deferred financing costs	$13.3	$0.7	$(2.0)	$12.0	$0.5	$(1.9)	$10.6

9. CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

On September 2, 2010, the first closing of $75.0 million occurred under the Securities Purchase Agreement dated as of May 25, 2010, between USEC and Toshiba and B&W. At the first closing, Toshiba and B&W purchased 75,000 shares of Series B-1 12.75% convertible preferred stock, and warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share, which will be exercisable in the future. This was the first of a three-phased investment of $200 million. The remaining two phases are subject to additional closing conditions.

The estimated fair value of the preferred stock at issuance was $75.0 million using a discount rate of 12.75%, and was equal to the liquidation value of $1,000 per share or $75.0 million. The preferred stock is classified as a liability since it is convertible for a variable number of shares of common stock based on a fixed monetary value known at the issuance date. Since the preferred stock is classified as a liability, the proceeds of $75.0 million were first allocated to the liability instrument's full fair value, and no residual proceeds remained to be assigned to the warrants. The preferred stock is subject to subsequent mark-to-market adjustment through earnings. Upfront costs and fees paid or accrued of $6.6 million related to the planned $200 million investment were expensed in 2010 and classified as preferred stock issuance costs. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and recorded at fair value.

Dividends paid as additional shares of convertible preferred stock totaled $0.8 million as of December 31, 2010. Paid-in-kind dividends of $2.4 million were accrued as of December 31, 2010 and declared payable on January 1, 2011. The dividend amounts were capitalized as interest to construction work in progress for the American Centrifuge Plant. The following is a summary of the preferred stock liability as of December 31, 2010 (in millions):
December 31, 2010
Series B-1 12.75% convertible preferred stock:
Value at issuance	$75.0
Additional shares as paid-in-kind dividends	0.8
Dividends payable	2.4
Balance as of December 31, 2010	$78.2

The shares of convertible preferred stock were not eligible for conversion to common stock as of December 31, 2010. For illustrative purposes, the convertible preferred stock balance of $78.2 million equates to 13.1 million shares of common stock based on the arithmetic average of the daily volume-weighted average share price for USEC common stock as of December 31, 2010 for the preceding 20 trading days, or $5.96 per share. In the calculation of diluted net income per share for 2010 (Note 16), the effect of the convertible preferred stock is 5.2 million shares based on the weighted average effect for the full year, including the period preceding the issuance of the convertible preferred stock.

10. AMERICAN CENTRIFUGE DEMOBILIZATION CHARGES

DOE and USEC announced in August 2009 an agreement to delay a final review of USEC’s loan guarantee application for the American Centrifuge Plant in Piketon, Ohio. As a result, USEC significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project in order to preserve liquidity. As part of this demobilization, a workforce reduction of 93 employees was substantially completed in 2009 and a special charge of $2.5 million was incurred for one-time termination benefits consisting of severance payments and short-term health care coverage. Cash expenditures related to this workforce reduction were substantially completed in 2009. At December 31, 2010, there are 453 USEC employees continuing to be actively involved in the American Centrifuge project.

As a result of the demobilization, USEC incurred costs related to reductions in the scope of work with its suppliers. A special charge of $1.6 million was incurred in 2009 for various contract terminations, primarily from subcontractors to the engineering, procurement and construction management activities of Fluor Enterprises, Inc. Contract terminations were completed in 2010 and no cash expenditures remain unpaid.

11. FAIR VALUE MEASUREMENTS

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

Fair Value Hierarchy

The accounting guidance for fair value measurement also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Financial instruments are categorized within a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. Categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value
	Fair Value Measurements (in millions)
	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation asset (a)	-	$1.8	-	$1.8	-	$1.5	-	$1.5

Liabilities:
Deferred compensation obligation (a)	-	2.0	-	2.0	-	1.5	-	1.5
Series B-1 12.75% convertible preferred stock (b)	-	-	78.2	78.2	-	-	-	-

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

(b) The fair value allocated to the Series B-1 12.75% convertible preferred stock included unobservable (level 3) inputs as described in Note 9. Balance includes paid-in-kind dividends of $2.4 million declared payable on January 1, 2011.

The following is a reconciliation of the beginning and ending balances for items measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Years Ended December 31,
	2010	2009
Series B-1 12.75% convertible preferred stock:
Beginning balance	$-	$-
Total gains or losses (realized/unrealized)	-	-
Purchases, issuances, sales and settlements:
Purchases	-	-
Issuances	75.8	-
Paid in kind dividends payable	2.4	-
Sales	-	-
Settlements	-	-
Ending balance	$78.2	$-

Other Financial Instruments

As of December 31, 2010 and 2009, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s long-term debt follow (in millions):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan, due May 31, 2012	$85.0	$85.6	-	-
3.0% convertible senior notes, due October 1, 2014	575.0	517.9	575.0	372.0
	$660.0	$603.5	$575.0	$372.0

The estimated fair value of the term loan is based on the change in market value of an index of loans of similar credit quality based on published credit ratings. The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date.

12. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 7,300 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 4,200 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998.  Pursuant to the supplemental executive retirement plans (“SERP”) and pension restoration plan, USEC provides executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law. Employees hired on or after September 1, 2008 and who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or the postretirement health and life benefit plan.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):
	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Years Ended December 31,		Years Ended December 31,
Changes in Benefit Obligations:	2010	2009	2010	2009
Obligations at beginning of year	$840.0	$782.8	$219.3	$211.2
Actuarial (gains) losses, net	10.3	28.7	5.0	0.3
Service costs	19.3	18.7	5.0	4.6
Interest costs	48.9	47.7	11.9	12.6
Gross benefits paid	(41.7)	(39.2)	(10.8)	(9.9)
Less federal subsidy on benefits paid	-	-	0.2	0.3
Plan amendments	-	1.3	-	0.2
Obligations at end of year	876.8	840.0	230.6	219.3
Changes in Plan Assets:
Fair value of plan assets at beginning of year	661.7	558.8	50.4	43.1
Actual return on plan assets	95.7	120.0	5.4	11.0
USEC contributions	12.8	22.1	6.9	6.2
Benefits paid	(41.7)	(39.2)	(10.8)	(9.9)
Fair value of plan assets at end of year	728.5	661.7	51.9	50.4
Funded (Unfunded) status at end of year	(148.3)	(178.3)	(178.7)	(168.9)

Amounts recognized in assets and liabilities:
Current liabilities	$(2.9)	$(1.7)	$-	$-
Noncurrent liabilities	(145.4)	(176.6)	(178.7)	(168.9)
	$(148.3)	$(178.3)	$(178.7)	$(168.9)
Amounts recognized in accumulated other comprehensive income, pre-tax:
Net actuarial loss	$176.7	$229.3	$43.6	$43.1
Prior service cost (credit)	4.8	7.0	0.1	(8.4)
	$181.5	$236.3	$43.7	$34.7

Assumptions used to determine benefit obligations at end of year:
Discount rate	5.77%	5.84%	5.32%	5.44%
Compensation increases	4.25	4.25	4.25	4.25

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

Projected benefit obligations are based on actuarial assumptions including future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. The accumulated benefit obligation for all defined benefit pension plans was $798.3 million at December 31, 2010 and $760.6 million at December 31, 2009. At December 31, 2010, none of USEC’s plans had fair value of plan assets in excess of accumulated benefit obligations.

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

The expected cost of providing pension benefits is accrued over the years employees render service, and actuarial gains and losses are amortized over the employees’ average future service life. For the postretirement health and life benefit plan, actuarial gains and losses and prior service costs or benefits are amortized over the employees’ average remaining years of service from age 40 until the date of full benefit eligibility. Participants in the postretirement health and life benefit plan are generally eligible for benefits at retirement after age 50 with 10 years of continuous credited service at the time of retirement.

Amortization of prior service cost related to pension plan participants at the Portsmouth site involved in contract services activities was accelerated at the end of 2010. Contract services work at Portsmouth is transitioning to a new contractor and most of these employees are expected to be hired by the new contractor. Since it is likely that a substantial number of employees will be leaving USEC as a result of the transition, $0.4 million of curtailment costs were recognized in cost of sales in 2010 related to unamortized prior service costs. Once additional information is available on the definitive timing and number of employees leaving USEC and possible mitigation measures that could be taken or authorized by DOE, USEC will immediately recognize the effects of actuarial events and any early commencement of retirement benefits.

Components of Net Periodic Benefit Costs (Income) and Other Amounts Recognized in Other Comprehensive Income

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
(in millions)	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Costs (Income)
Service costs	$19.3	$18.7	$17.4	$5.0	$4.6	$4.4
Interest costs	48.9	47.7	45.7	11.9	12.6	12.1
Expected return on plan assets (gains)	(48.7)	(42.6)	(61.4)	(3.6)	(3.0)	(5.2)
Amortization of prior service costs (credits)	1.8	1.7	1.7	(8.5)	(14.4)	(14.5)
Amortization of actuarial (gains) losses, net	16.0	23.9	0.7	2.7	4.2	0.7
Other special charges	0.4	-	-	-	-	-
Net periodic benefit costs (income)	$37.7	$49.4	$4.1	$7.5	$4.0	$(2.5)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$(36.7)	$(48.7)	$276.5	$3.2	$(7.8)	$29.5
Prior service costs	-	1.3	-	-	0.2	-
Amortization of actuarial (gains) losses, net	(16.0)	(23.9)	(0.7)	(2.7)	(4.2)	(0.7)
Amortization of prior service costs (credits)	(2.2)	(1.7)	(1.7)	8.5	14.4	14.5
Total (gain) loss recognized in other comprehensive income, pre-tax	$(54.9)	$(73.0)	$274.1	$9.0	$2.6	$43.3

Total (gain) loss recognized in net periodic benefit costs (income) and other comprehensive income, pre-tax	$(17.2)	$(23.6)	$278.2	$16.5	$6.6	$40.8

Assumptions used to determine net periodic benefit costs:
Discount rate	5.84%	6.09%	6.21%	5.44%	6.00%	5.96%
Expected return on plan assets	7.50	7.75	8.00	7.50	7.50	7.50
Compensation increases	4.25	4.25	4.25	4.25	4.25	4.25

The estimated actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension benefit cost during 2011 are $10.1 million and $1.7 million, respectively. The estimated actuarial net loss and prior service cost credit for the postretirement health and life plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are $2.7 million and less than $0.1 million, respectively.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2010	2009
Healthcare cost trend rate for the following year	8.00%	7.75%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2018	2016

A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$8.9	$(8.4)
Net periodic benefit costs	$1.1	$(1.0)

Benefit Plan Assets

Independent advisors manage investment assets of our defined benefit pension plans and postretirement health and life benefit plans. USEC has the fiduciary responsibility for reviewing performance of the various investment advisors. The investment policy of the plans is to maximize portfolio returns within reasonable and prudent levels of risk in order to meet projected liabilities and maintain sufficient cash to make timely payments of all participant benefits. Risk is reduced by diversifying plan assets in a broad mix of asset classes and by following a strategic asset allocation approach. Asset classes and target weights are adjusted periodically to optimize the long-term portfolio risk/return tradeoff, to provide liquidity for benefit payments, and to align portfolio risk with the underlying obligations. The investment policy of the plans prohibits the use of leverage, direct investments in tangible assets, or any investment prohibited by applicable laws or regulations.

The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:
	Percentage of Plan Assets		Target Allocation
	December 31,		Range
	2010	2009	2010
Defined Benefit Pension Plans:
Equity securities	54%	54%	40-60%
Debt securities	46	46	40-60
	100%	100%
Postretirement Health and Life Benefit Plans:
Equity securities	67%	66%	55-75%
Debt securities	33	34	25-45
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2010 categorized by the fair value hierarchy levels described in Note 11 (in millions):

	Defined Benefit Pension Plans
	Level 1	Level 2	Level 3	Total
U.S. government securities	$54.9	$8.1	$-	$63.0
Collective trust – money market funds	14.7	-	-	14.7
Collective trust – bond funds	-	47.6	-	47.6
Collective trust – equity funds	-	394.2	-	394.2
Corporate debt	-	200.1	-	200.1
Mortgage and asset backed securities	-	4.6	-	4.6
Fair value of investments by hierarchy level	$69.6	$654.6	$-	$724.2
Accrued interest receivable				4.1
Unsettled transactions payable				0.2
Plan assets at December 31, 2010				$728.5

	Postretirement Health and Life Benefit Plans
	Level 1	Level 2	Level 3	Total
Money market funds	$0.7	$-	$-	$0.7
Bond mutual funds	16.4	-	-	16.4
Equity mutual funds	34.8	-	-	34.8
Fair value of investments by hierarchy level	$51.9	$-	$-	$51.9
Accrued interest receivable				-
Plan assets at December 31, 2010				$51.9

Level 1 assets include U.S. Treasury securities that are valued based on observable prices in active markets. Money market funds are valued based on a Net Asset Value (“NAV”) of one dollar. Mutual funds that have publicly available NAVs are also included in Level 1. Level 2 asset fair values are based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets, quoted prices for identical or similar assets in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets. Level 2 of the valuation hierarchy includes investments in U.S. government agency securities, corporate and municipal debt and mortgage and asset backed securities that are valued based on estimated prices using observable, market-based inputs. Bond and equity funds in collective trusts are valued based on the NAVs provided by administrators of the funds. A collective trust fund is an investment vehicle with a NAV quoted in a private market. The NAV for each fund is based on the underlying assets owned by the fund, less any expenses accrued against the fund, divided by the number of fund shares outstanding. Investments in these funds are classified within Level 2 of the valuation hierarchy because the NAV’s unit price is not quoted in an active market; however, the unit price is based on underlying investments which are traded in an active market. Level 3 asset fair values are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 of the valuation hierarchy includes investments in corporate debt that is valued based on estimated prices that include unobservable inputs such as extrapolated data, indicative quotes and proprietary models of third-party pricing sources.

The table below sets forth a summary of changes in the fair value of Level 3 assets of the defined benefit pension plans for the year ended December 31, 2010 (in millions):

Corporate Debt
Beginning balance – January 1, 2010	$1.0
Net Investment gain (loss)	-
Sale	(0.2)
Transfer out of Level 3	(0.8)
Ending balance – December 31, 2010	$-

Benefit Plan Cash Flows

In 2011, USEC expects to contribute at least $14.6 million for the defined benefit pension plans and at least $4.8 million for the postretirement health and life benefit plans. The required contribution under ERISA for the pension plans is $4.7 million in 2011 and there is no statutory requirement for contributions to the health and life benefit plans in 2011. Certain contributions to the plans are recoverable under our contracts with DOE. USEC’s contribution amounts in 2011 will be affected by the timing of the transition of contract services work at the Portsmouth site from USEC to a new contractor and the structure of the transition of employees to the new contractor. In 2010, USEC contributed $12.2 million for the pension plan and $6.3 million for the health and life benefit plan. As indicated above, USEC expects to contribute at a similar rate in 2011 until the Portsmouth contract terminates. Closing adjustments related to the departure of employees engaged in contract activities in Portsmouth could be up to approximately $32 million for the pension plan and up to approximately $15 million for the health and life benefit plan, before cost recoveries from DOE.

Estimated future benefit plan payments and expected subsidies from Medicare follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans	Expected Subsidies From Medicare
2011	$46.1	$13.4	$0.4
2012	54.5	14.9	0.5
2013	48.4	16.4	0.7
2014	50.3	18.0	0.9
2015	52.5	19.6	1.0
2016 to 2020	299.9	115.5	8.0

Other Plans

USEC sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants, and the funds are administered by an independent trustee. USEC’s matching cash contributions amounted to $8.4 million in 2010, $8.2 million in 2009 and $7.4 million in 2008. Under the Executive Deferred Compensation Plan, qualified employees contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. USEC’s matching contributions amounted to $0.1 million in each of 2010, 2009 and 2008.

13. STOCK-BASED COMPENSATION

USEC has stock-based compensation plans available to grant restricted stock, restricted stock units, non-qualified stock options, performance awards and other stock-based awards to key employees and non-employee directors, as well as an employee stock purchase plan. A summary of stock-based compensation costs follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Total stock-based compensation costs:
Restricted stock and restricted stock units	$7.4	$7.3	$5.1
Stock options, performance awards and other	1.9	1.6	1.2
Less: costs capitalized as part of inventory	(0.3)	(0.3)	(0.2)
Expense included in selling, general and administrative	$9.0	$8.6	$6.1
Total after-tax expense	$5.8	$5.6	$3.9

As of December 31, 2010, there was $8.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $6.7 million relates to restricted shares and restricted stock units, and $2.0 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Of the 5.5 million shares of common stock approved by stockholders for issuance under USEC’s equity incentive plans and employee stock purchase plans, there were approximately 2,687,000 shares available for future awards under the plans at December 31, 2010 (excluding outstanding awards which terminate or are cancelled without being exercised or that are settled for cash), including approximately 1,746,000 shares available for grants of stock options, restricted stock or restricted stock units, performance awards and other stock-based awards, as well as approximately 941,000 shares available under the employee stock purchase plan. USEC’s practice is to issue shares under stock-based compensation plans from treasury stock.

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

During 2009, the Board of Directors approved a new one-year performance component of USEC’s long-term incentive program (the “2009 Performance Plan”) that replaced the 2006-2008 Executive Incentive Plan. Under the 2009 Performance Plan, executives were awarded the right to earn shares of restricted stock that vest ratably over three years from March 2009 (or later in the case of a participant who joined the program during 2009). Actual awards were determined by USEC’s performance in 2009 against a pre-determined performance goal. Awards were granted in 2010 and were classified as equity awards.

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

The fair value of restricted stock is determined based on the closing price of USEC’s common stock on the grant date. Compensation cost for restricted stock is amortized to expense on a straight-line basis over the vesting period, which, depending on the grant, is amortized ratably over a one-, three- or five-year period. Sale of such shares is restricted prior to the date of vesting. A summary of restricted shares activity for the year ended December 31, 2010 follows (shares in thousands):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Restricted Shares at December 31, 2009	1,953	$5.51
Granted	1,862	5.18
Vested	(1,654)	5.44
Forfeited	(23)	5.05
Restricted Shares at December 31, 2010	2,138	$4.64

Stock Options

The intrinsic value of an option, if any, represents the excess of the fair value of the common stock over the exercise price. The fair value of stock option awards is estimated using the Black-Scholes option pricing model, which includes a number of assumptions including USEC’s estimates of stock price volatility, employee stock option exercise behaviors, future dividend payments, and risk-free interest rates.

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

Assumptions used to value option grants follow:
	Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	0.78-1.43%	1.40-1.45%	1.84-2.62%
Expected volatility	72-75%	65-72%	50-56%
Expected option life	4.0-4.1 years	3.8-4.0 years	3.5 years
Weighted-average grant date fair value	$2.81	$1.82	$2.23
Options granted	773,018	1,107,342	818,000

Stock options vest or become exercisable in equal annual installments over a three year period and expire 5 or 10 years from the date of grant. A summary of stock option activity follows:
			Weighted-Average
	Stock	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(millions)
Outstanding at December 31, 2009	3,119	6.84
Granted	773	5.18
Exercised	(116)	4.20
Forfeited or expired	(224)	12.60
Outstanding at December 31, 2010	3,552	$6.20	2.7	$3.3
Exercisable at December 31, 2010	1,789	$7.57	2.0	$0.9

There were 115,630 stock options exercised in 2010. Cash received from the exercise of the options was $0.5 million. The intrinsic value of the options exercised was $0.2 million. There were no stock options exercised in 2009 or 2008.

Stock options outstanding and options exercisable at December 31, 2010, follow (options in thousands):

Stock Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Options Exercisable
$3.72	1,069	3.3	356
5.00 to 7.00	1,704	3.1	654
7.02 to 7.13	146	1.8	146
8.50	142	0.6	142
11.33 to 12.09	227	0.3	227
13.04 to 14.28	264	1.5	264
	3,552	2.7	1,789

Employee Stock Purchase Plan

Under the employee stock purchase plan, participating employees may purchase shares of USEC Inc. common stock at 85% of the market price at the end of the six-month offering period. There is a minimum holding period of one year. Employees can elect to designate up to 10% of their compensation to purchase common stock under the plan. Compensation costs for the discounts provided under the plan were $0.1 million in both 2010 and 2009. Employees purchased approximately 116,000 shares in 2010 and approximately 155,000 shares in 2009. At December 31, 2010, there were approximately 941,000 remaining shares available for purchase under the plan.

14. INCOME TAXES

Provision

The provision for income taxes from continuing operations is as follows (in millions):
	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$(27.8)	$30.4	$13.7
State and local	2.9	6.9	6.2
	(24.9)	37.3	19.9
Deferred:
Federal	43.3	(2.1)	2.5
State and local	1.0	0.5	0.6
	44.3	(1.6)	3.1
	$19.4	$35.7	$23.0

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):
	December 31,
	2010	2009
Deferred tax assets:
Plant lease turnover and other exit costs	$18.9	$23.6
Employee benefits costs	135.6	153.6
Inventory	15.1	22.8
Property, plant and equipment	18.9	44.3
Tax intangibles	1.7	2.5
Deferred costs for depleted uranium	49.4	59.7
Net operating loss carryforwards	1.6	1.6
Accrued expenses	9.2	7.4
Other	5.4	6.1
	255.8	321.6
Valuation allowance	(1.5)	(1.5)
Deferred tax assets, net of valuation allowance	254.3	320.1

Deferred tax liabilities:
Prepaid expenses	1.2	1.2
Dividends on preferred stock	1.1	-
Deferred tax liabilities	2.3	1.2
	$252.0	$318.9

The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. The valuation allowance of $1.5 million at December 31, 2010 and 2009 reduces deferred tax assets and is recorded as a result of the 2004 acquisition of NAC. The NAC state net operating losses that are available to offset future taxable income currently expire through 2023. A valuation allowance is provided if it is more likely than not that all or a portion of a deferred tax asset will not be realized. Tax benefits earned or expected to be earned from the net operating losses are recorded as reductions to goodwill. The goodwill amount will not be deductible for income tax purposes. The deferred tax asset, net of valuation allowance, is more likely than not to be realized in future years based on an assessment of positive and negative available evidence.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:
	Years Ended December 31,
	2010	2009	2008
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal	9	4	5
Research and other tax credits	(16)	(4)	(6)
Other nondeductible expenses	8	2	2
Preferred stock issuance costs and paid-in-kind dividends	13	-	-
Change in Medicare D Subsidy tax treatment	24	-	-
Uncertain tax positions (see below)	(1)	1	(4)
	72%	38%	32%

The provision for income taxes for 2010 includes a charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Healthcare Act”) signed into law at the end of March 2010. The charge was due to a reduction in USEC’s deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Healthcare Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (collectively referred to as “the Tax Relief Act”) was signed into law. The Tax Relief Act extended federal research credits through December 2011. The provision for income taxes includes federal research credits, including work performed from research credit studies, reducing the effective rate in 2010.

Included in the 2010 overall effective tax rate is the impact related to the $75.0 million investment of Toshiba and B&W and the quarterly dividends on the preferred stock that was issued in additional shares of preferred stock (paid-in-kind). The preferred stock and warrants are considered equity instruments for income tax purposes. The 2010 paid-in-kind dividends and issuance costs are permanent differences that are not deductible for tax purposes and are included in the effective tax rate calculation.

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in other long-term liabilities, was $4.1 million at December 31, 2010 and $4.4 million at December 31, 2009. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the tax provision decreased $0.1 million during 2010, increased $0.4 million during 2009, and decreased $2.9 million during 2008. The 2008 decreases were primarily a result of the completion of the 2004 through 2006 IRS examination and the filing of a tax accounting method change. USEC believes that the liability for unrecognized tax benefits will not materially change in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):
	Years Ended December 31,
	2010	2009
Balance at beginning of the year	$4.4	$3.8
Reductions to tax positions of prior years	(0.5)	-
Additions for tax positions of current year	0.2	0.6
Balance at end of the year	$4.1	$4.4

USEC and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The IRS completed an examination of USEC’s 2004 through 2006 federal income tax returns in July 2008. As of December 31, 2010, the federal statute of limitations is closed with respect to all tax years through 2006.  As of December 31, 2010, the applicable Kentucky and Ohio statutes of limitations for tax years 2006 forward and 2007 through 2008, respectively, had not yet expired.

 USEC recognizes accrued interest as a component of interest expense and accrued penalties as a component of selling, general and administrative expense in the consolidated statement of income. Expenses for accrued interest and penalties were less than $0.1 million in 2010, and were $0.2 million in 2009 and $0.5 million in 2008. In 2008, $1.5 million of previously accrued interest and penalties were reversed primarily as a result of the completion of the IRS exams for 2004 through 2006 and the filing of a tax accounting method change. The reversal of previously accrued interest was recorded as interest income and the reversal of the previously accrued penalties was recorded as a reduction to selling, general and administrative expense in the consolidated statement of income.  Accrued interest and penalties, included as a component of accounts payable and accrued liabilities, totaled $1.1 million as of December 31, 2010 and 2009.

15. STOCKHOLDERS’ EQUITY

Common Stock

Changes in the number of shares of common stock outstanding follow (in thousands):
	Shares Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2007	123,320	(12,741)	110,579
Common stock issued	-	1,177	1,177
Balance at December 31, 2008	123,320	(11,564)	111,756
Common stock issued	-	1,638	1,638
Balance at December 31, 2009	123,320	(9,926)	113,394
Common stock issued	-	1,836	1,836
Balance at December 31, 2010	123,320	(8,090)	115,230

Preferred Stock Purchase Rights

The Board of Directors approved a shareholder rights plan in 2001. Each shareholder of record on May 9, 2001 received preferred stock purchase rights that trade together with USEC common stock and are not exercisable.  In the absence of further action by the Board, the rights generally would become exercisable and allow the holder to acquire USEC common stock at a discounted price if a person or group acquires 15% or more of the outstanding shares of USEC common stock or commences a tender or exchange offer to acquire 15% or more of the common stock of USEC.  However, any rights held by the acquirer would not be exercisable. The Board of Directors may direct USEC to redeem the rights at $.01 per right at any time before the tenth day following the acquisition of 15% or more of USEC common stock. The shareholder rights plan expires on May 9, 2011.

Convertible Preferred Stock and Common Stock Warrants

Refer to Note 9 regarding the planned $200 million investment in USEC by Toshiba and B&W. In the first phase closing on September 2, 2010, USEC received $75 million and the investors in aggregate received 75,000 shares of Series B-1 12.75% Convertible Preferred Stock, par value $1.00 per share and warrants to purchase 6.25 million shares of Class B Common Stock, par value $.10 per share, at an exercise price of $7.50 per share. The creation of the Class B Common Stock will require the approval of our stockholders, so the warrants will, in lieu thereof, until such stockholder approval has been obtained, be exercisable for 6,250 shares of a newly created Series C Convertible Participating Preferred Stock, par value $1.00 per share, at an exercise price of $7,500.00 per share. The warrants are exercisable at any time from January 1, 2015 to December 31, 2016. If, at the time the warrants are exercised, the approvals for the creation of the Class B Common have not been obtained, the warrants will be exercisable for shares of Series C Convertible Participating Preferred Stock.

16. NET INCOME PER SHARE

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

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Numerator:
Net income	$7.5	$58.5	$48.7
Interest expense on convertible notes and convertible preferred stock dividends – net of capitalized and tax	-	0.1	6.5
Net income if-converted	$7.5	$58.6	$55.2

Denominator:
Weighted average common shares	114.7	112.9	111.4
Less: Weighted average unvested restricted stock	1.9	1.5	0.8
Denominator for basic calculation	112.8	111.4	110.6

Weighted average effect of dilutive securities:
Stock compensation awards	0.5	0.6	-
Convertible preferred stock	5.2	-	-
Convertible notes	48.1	48.1	48.1
Denominator for diluted calculation	166.6	160.1	158.7

Net income per share – basic	$.07	$.53	$.44
Net income per share – diluted	$.05	$.37	$.35

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options and warrants in millions):
	Years Ended December 31,
	2010	2009	2008
Options excluded from diluted earnings per share	2.5	1.9	2.0
Warrants excluded from diluted earnings per share	2.1	-	-
Exercise price of excluded options	$5.18 to $14.28	$5.00 to $16.90	$5.86 to $16.90
Exercise price of excluded warrants	$7.50	-	-

17. ENVIRONMENTAL COMPLIANCE

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

Depleted Uranium

USEC stores depleted uranium generated from our operations at the Paducah and Portsmouth GDPs and accrues estimated costs for its future disposition. At December 31, 2010, the liability for depleted uranium disposition was $125.4 million. USEC anticipates that it will send most or all of its depleted uranium to DOE for disposition unless a more economic disposal option becomes available. DOE has constructed facilities at the Paducah and Portsmouth sites to process large quantities of depleted uranium owned by DOE. Under federal law, DOE would also process USEC’s depleted uranium if USEC provided it to DOE for disposal. If we were to dispose of our depleted uranium in this way, USEC would be required to reimburse DOE for the related costs of disposing its depleted uranium, including its pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The timing of the disposal of USEC’s depleted uranium has not been determined. The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that USEC generates and estimated processing, transportation and disposal costs. USEC’s estimate of the unit disposal cost is based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves.

Compliance with NRC regulations requires that USEC provide financial assurance regarding the cost of the eventual disposition of USEC’s depleted uranium and stored wastes. USEC’s estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC.  The financial assurance requirement is based on our year-end liability plus expected volume increases over the coming year, including NRC required contingencies, totaling to an annual projected required amount. At December 31, 2010, financial assurance of $215.8 million in the form of surety bonds was in place for 2011, and is principally associated with the disposition of depleted uranium. Cash collateral deposits associated with these surety bonds, including interest earned, were $127.7 million at December 31, 2010.

USEC’s estimated cost and accrued liability for depleted uranium disposition, as well as related financial assurance USEC provides, are subject to change as additional information becomes available.

Stored Wastes

USEC's operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the Paducah and Portsmouth sites pursuant to permits, orders and agreements with DOE and various state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC's operations, included in accounts payable and accrued liabilities, amounted to $8.3 million at December 31, 2010 and $7.0 million at December 31, 2009.

GDP Lease Turnover

At the conclusion of the GDP lease with DOE, USEC may leave the property in an “as is” condition, but must remove all wastes generated by USEC, which are subject to off-site disposal, and must place the GDPs in a safe shutdown condition. At December 31, 2010, lease turnover costs are estimated to be $51.7 million, including $41.2 million in other long-term liabilities. The near-term portion of $10.5 million that is related to the former Portsmouth GDP in Piketon, Ohio is included in accounts payable and accrued liabilities. At December 31, 2009, accrued liabilities for lease turnover costs, included principally in other long-term liabilities, was $56.6 million.

On September 30, 2010, three large process buildings and certain other Portsmouth GDP facilities were de-leased and returned to DOE. USEC ceased uranium enrichment operations at the Portsmouth GDP in 2001 and has maintained the facility in a state of “cold shutdown” under contract with DOE in preparation for decontamination and decommissioning (“D&D”) of the facilities by DOE. Under the lease agreement, ownership of plant and equipment that USEC leaves behind transfers to DOE as well as responsibility for D&D. The turnover requirements of the lease require USEC to remove certain uranium and USEC-generated waste, and USEC accrues amounts to cover these expected costs as part of USEC's lease turnover cost estimate. In order to facilitate an expeditious de-lease, USEC and DOE agreed in September 2010 to the return of certain assets to DOE as permitted under the lease that USEC had included in its lease turnover cost estimate, which had the effect of reducing USEC's lease turnover cost estimate.

American Centrifuge Decontamination and Decommissioning

Financial Assurance

USEC leases facilities in Piketon, Ohio from DOE for the American Centrifuge Plant. At the conclusion of the 36-year lease period in 2043, assuming no further extensions, USEC is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). USEC owns all capital improvements at the ACP and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. USEC is required to provide financial assurance to the NRC incrementally based on facility construction progress, centrifuge installation and decommissioning cost projections. USEC is also required to provide financial assurance to DOE in an amount equal to its current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of USEC by the NRC for decontamination and decommissioning (“D&D”).

The estimates of completed construction activities supporting the decommissioning funding plan are based on projected percent completion of activities as defined in the baseline construction schedule. As a result of demobilization starting in the third quarter of 2009, a verification of the actual construction completion and related decommissioning requirements was performed at the end of 2009 and the current estimates were found to be overstated. With DOE’s concurrence, USEC adjusted the decommissioning funding plan and applicable surety bond amounts to align with the revised estimates. As of December 31, 2010, USEC has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $22.2 million. The surety bonds are partially collateralized with interest-earning cash deposits of $13.2 million at December 31, 2010.

When construction is resumed as part of the planned remobilization once USEC obtains the necessary financing, the financial assurance requirements will increase each year commensurate with the status of facility construction and operations. As part of USEC’s license to operate the ACP, USEC provides the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future centrifuge operations.

Asset Retirement Obligations

D&D requirements for the ACP create asset retirement obligations. During each reporting period, the estimate of asset retirement obligations is reassessed and revised based on construction progress, cost evaluation of future D&D expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities. The estimate is also revised for any changes in long-term inflation rate assumptions. Changes in USEC’s asset retirement obligation liability balance since December 31, 2007 follow (in millions):

Balance at December 31, 2007	$4.4
Additional retirement obligation	8.8
Accretion	0.5
Balance at December 31, 2008	$13.7
Additional retirement obligation	6.3
Accretion	1.3
Balance at December 31, 2009	$21.3
Additional retirement obligation	-
Accretion	1.3
Balance at December 31, 2010	$22.6

As a result of demobilization starting in the third quarter of 2009, the capitalization of additional asset retirement obligations based on construction progress has been suspended. Increases to the asset retirement obligation liability balance continue due to accretion which is recorded to cost of sales.

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

18. COMMITMENTS AND CONTINGENCIES

Power Contracts and Commitments

The gaseous diffusion process uses significant amounts of electric power to enrich uranium.  USEC purchases most of the electric power for the Paducah GDP from the Tennessee Valley Authority (“TVA”) under a power purchase agreement that extends through May 2012. The monthly quantities of power to be purchased by USEC under the agreement are fixed. As of December 31, 2010, USEC is obligated to make minimum payments under the agreement, whether or not it takes delivery of electric power, of approximately $0.7 billion through May 2012. Additionally, under the agreement USEC’s monthly payments are subject to fuel cost adjustments to reflect changes in TVA's fuel costs, purchased-power costs, and related costs.

American Centrifuge Plant

Project Funding

USEC needs significant additional financing in order to complete the American Centrifuge Plant. USEC believes a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, is essential to obtaining the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  In August 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application to provide additional time to address technical and financial concerns raised by DOE. In the following months, USEC focused on addressing DOE’s concerns and, based on its progress in reducing program risks, submitted a comprehensive update to its application in July 2010. In October 2010, following an initial technical review of USEC’s updated application, DOE provided USEC with a draft term sheet that has served as the framework for discussions with DOE. Completion of due diligence by DOE and negotiation of terms and conditions with DOE are the next steps toward the potential issuance of a conditional commitment. USEC is working with DOE and its technical, legal and financial advisors to obtain such a commitment in an expeditious manner. After obtaining a conditional commitment, USEC will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on the financing. Funding under a DOE loan guarantee will only occur following conditional commitment, final documentation and satisfaction of conditions to funding, which are subject to uncertainty.

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

USEC has initiated discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP. However, USEC has no assurance that it will be successful in obtaining any or all of the financing it is seeking.

Milestones under the 2002 DOE-USEC Agreement

In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the ACP. In February 2011, USEC and DOE amended the 2002 DOE-USEC Agreement to revise the remaining four milestones relating to the financing and operation of the ACP. The amendment extended by one year to November 2011 the financing milestone that required that USEC secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year. The remaining three milestones were also adjusted by the February 2011 amendment. In addition, DOE and USEC agreed to discuss adjustment of the remaining three milestones as may be appropriate based on a revised deployment plan to be submitted to DOE by USEC by January 30, 2012 following the completion of the November 2011 financing milestone. In the February 2011 amendment to the 2002 DOE-USEC Agreement, DOE and USEC re-iterated their acknowledgment that USEC’s obligations with respect to the ACP milestones under the 2002 DOE-USEC Agreement are not dependent on the issuance by DOE of a loan guarantee to USEC. However, USEC communicated to DOE that its ability to meet the remaining milestones is dependent on its obtaining a timely commitment and funding for a loan guarantee from DOE. USEC will also need additional financing commitments beyond a DOE loan guarantee to meet the November 2011 financing milestone.

The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC’s ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC’s control or was due to USEC’s fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer certain of its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole U.S. Executive Agent under the Megatons-to-Megawatts program, which if such recommendation led to a U.S. government decision to remove USEC as sole Executive Agent, could reduce or terminate USEC’s access to Russian LEU in future years, subject to rights granted to USEC under a 1997 memorandum of agreement between USEC and the U.S. government to continue to purchase Russian SWU at prices, in quantities and under terms agreed with the Russian executive agent. Any of these actions could have a material adverse impact on USEC’s business.

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

Legal Matters

DOE Contract Services Matter

Since 2006, USEC has cooperated with the U.S. Department of Justice (“DOJ”) and the DOE Office of Investigations with respect to their inquiries regarding possible violations by USEC of the Civil False Claims Act (“FCA”) and related claims in connection with invoices submitted by USEC under its contract with DOE for the supply of cold standby services at the Portsmouth GDP. In July 2006, DOJ asserted that DOE may have sustained damages in excess of $6.9 million under the cold standby contract and in October 2007, DOJ identified revised assertions of alleged overcharges of at least $14.6 million on the cold standby contract and two other cost-type contracts, again potentially in violation of the FCA, which allows for treble damages and civil penalties. USEC has maintained that the government does not have a legitimate basis for asserting any FCA or related claims under these contracts. As part of USEC’s discussions with DOJ, USEC and DOJ agreed numerous times to extend the statute of limitations for this matter. On November 19, 2010, the tolling agreement extending the statute of limitations expired and DOJ has not requested a further extension. DOJ has also indicated that they do not intend to file or otherwise pursue a FCA or related claim against USEC in connection with this matter. Based on these discussions, USEC believes that DOJ has concluded its investigation.

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

Lease Commitments

Operating costs incurred under the operating leases with DOE for the Paducah, Piketon, and Oak Ridge facilities, and leases for office space and equipment amounted to $8.9 million in 2010, $9.3 million in 2009 and $9.2 million in 2008. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2011	$6.8
2012	4.1
2013	3.9
2014	3.9
2015	3.6
Thereafter	20.8
$43.1

Except as provided in the 2002 DOE-USEC Agreement, USEC has the right to extend the lease for the GDPs indefinitely and may terminate the lease in its entirety or with respect to one of the plants at any time upon two years’ notice.

We lease facilities in Piketon for the American Centrifuge Plant from DOE. The current five-year lease term is through June 2014. USEC has the option to extend the lease term for additional five-year terms ending in 2043.  Thereafter, USEC has the right to extend the American Centrifuge Plant lease for up to an additional 20 years, through 2063, if it agrees to demolish the existing buildings leased to USEC after the lease term expires. USEC has the option, with DOE’s consent, to expand the leased property to meet its needs until the earlier of September 30, 2013 or the expiration or termination of the GDP lease. USEC may terminate the American Centrifuge Plant lease upon three years’ notice. DOE may terminate the lease for default, including default under the 2002 DOE-USEC Agreement.

USEC has office space and equipment leases for its corporate headquarters in Bethesda, Maryland through November 2016, for its NAC operations in Norcross, Georgia through February 2017, and for a Washington, D.C. office through June 2011.

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

19.  REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue (Japan in 2009 and 2008), follows (in millions):

	Years Ended December 31,
	2010	2009	2008
United States	$1,487.5	$1,402.2	$1,212.5
Foreign:
Japan	199.7	305.0	242.6
Other	348.2	329.6	159.5
	547.9	634.6	402.1
	$2,035.4	$2,036.8	$1,614.6

In 2010, USEC’s 10 largest customers in the LEU segment represented 49% of total revenue and USEC’s three largest customers in the LEU segment represented 28% of total revenue. In 2010, 2009 and 2008, revenue from Exelon Corporation and in 2010 and 2008, revenue from Entergy Corporation and from U.S. government contracts, each represented more than 10%, but less than 15%, of total revenue. No other customer represented more than 10% of total revenue in 2010, 2009 or 2008.

USEC has two reportable segments measured and presented through the gross profit line of the income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the contract services segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment, formerly known as the U.S. government contracts segment, includes work performed for DOE and DOE contractors at the Portsmouth and Paducah sites, as well as nuclear energy services and technologies provided by NAC. Gross profit is USEC’s measure for segment reporting. Intersegment sales were less than $0.1 million in each of 2010, 2009 and 2008 and have been eliminated in consolidation.

	Years Ended December 31,
	2010	2009	2008
	(millions)
Revenue
LEU segment:
Separative work units	$1,521.4	$1,647.0	$1,175.5
Uranium	236.1	180.7	217.1
	1,757.5	1,827.7	1,392.6
Contract services segment	277.9	209.1	222.0
	$2,035.4	$2,036.8	$1,614.6

Segment Gross Profit
LEU segment	$134.3	$187.4	$190.4
Contract services segment	24.1	17.3	38.4
Gross profit	158.4	204.7	228.8
Special charges	-	4.1	-
Advanced technology costs	110.2	118.4	110.2
Selling, general, and administrative	58.9	58.8	54.3
Other (income)	(44.4)	(70.7)	-
Operating income	33.7	94.1	64.3
Interest expense (income) and issuance costs, net	6.8	(0.1)	(7.4)
Income before income taxes	$26.9	$94.2	$71.7

	December 31,
	2010		2009	2008
	(millions)
Assets
LEU segment	$3,760.6	(1)	$3,444.9	$2,997.7
Contract services segment	87.6		87.2	57.6
	$3,848.2		$3,532.1	$3,055.3

(1)	Assets in the LEU segment include property, plant and equipment at the Portsmouth site in Piketon, Ohio of $14.6 million at December 31, 2010.

USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2010, all of which were located in the United States.

20. SUBSEQUENT EVENT

On January 10, 2011, USEC entered into an exchange agreement with an existing holder of the Company’s 3.0% Convertible Senior Notes due 2014 (the “Notes”) whereby the USEC agreed to issue 6,952,500 shares of USEC common stock, par value $.10 per share (“Common Stock”), and deliver cash for any accrued but unpaid interest on the Notes, in exchange for a principal amount of $45 million held by the holder of the Notes. The transaction contemplated by the exchange agreement closed on January 14, 2011. In connection with this exchange, USEC is expected to recognize a gain on debt extinguishment of approximately $3 million in the first quarter of 2011.

21. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes quarterly and annual results of operations (in millions, except per share data):

	March 31, 2010		June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Year 2010
Revenue	$344.7		$459.7	$564.6	$666.4	$2,035.4
Cost of sales	318.0		415.6	526.6	616.8	1,877.0
Gross profit	26.7		44.1	38.0	49.6	158.4
Advanced technology costs	25.7		26.0	28.6	29.9	110.2
Selling, general and administrative	15.1		14.3	14.0	15.5	58.9
Other (income)	(9.7)		(10.3)	(12.4)	(12.0)	(44.4)
Operating income (loss)	(4.4)		14.1	7.8	16.2	33.7
Preferred stock issuance costs	-		-	4.8	1.8	6.6
Interest expense	-		0.1	0.3	0.2	0.6
Interest (income)	(0.1)		(0.1)	(0.2)	-	(0.4)
Provision (benefit) for income taxes	5.4		6.9	1.9	5.2	19.4
Net income (loss)	$(9.7)		$7.2	$1.0	$9.0	$7.5
Net income (loss) per share – basic	$(.09)		$.06	$.01	$.08	$.07
Net income (loss) per share – diluted	$(.09	)(a)	$.04	$.01	$.05	$.05
Weighted average number of shares outstanding:
Basic	111.7		112.9	113.2	113.2	112.8
Diluted	111.7	(a)	161.4	166.4	177.6	166.6

	March 31, 2009		June 30, 2009	Sept. 30, 2009		Dec. 31, 2009	Year 2009
Revenue	$505.6		$514.3	$549.3		$467.6	$2,036.8
Cost of sales	463.4		436.9	510.1		421.7	1,832.1
Gross profit	42.2		77.4	39.2		45.9	204.7
Special charges	-		-	2.5		1.6	4.1
Advanced technology costs	31.4		30.7	31.7		24.6	118.4
Selling, general and administrative	14.5		16.6	14.0		13.7	58.8
Other (income)	-		-	-		(70.7)	(70.7)
Operating income (loss)	(3.7)		30.1	(9.0)		76.7	94.1
Interest expense	0.5		0.3	0.2		0.2	1.2
Interest (income)	(0.6)		(0.4)	(0.2)		(0.1)	(1.3)
Provision (benefit) for income taxes	(1.5)		12.9	(2.8)		27.1	35.7
Net income (loss)	$(2.1)		$17.3	$(6.2)		$49.5	$58.5
Net income (loss) per share – basic	$(.02)		$.16	$(.06)		$.44	$.53
Net income (loss) per share – diluted	$(.02	)(a)	$.11	$(.06	)(a)	$.31	$.37
Weighted average number of shares outstanding:
Basic	110.7		111.5	111.8		111.8	111.4
Diluted	110.7	(a)	160.3	111.8	(a)	160.5	160.1

(a)	No dilutive effect is recognized in periods in which a net loss has occurred.

________

The calculation of net income per share and average number of shares outstanding on a dilutive basis for the years ended December 31, 2010, 2009 and 2008 is provided in note 16.

GLOSSARY

2002 DOE-USEC Agreement – An agreement in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry (such agreement, as amended, the “2002 DOE-USEC Agreement”). This agreement provides that USEC will develop, demonstrate and deploy the American Centrifuge technology in accordance with 15 milestones.

American Centrifuge – An advanced uranium enrichment technology based on the proven workable U.S. centrifuge technology developed by DOE in the mid-1980s.

American Centrifuge Demonstration Facility – Demonstration facility in Piketon, Ohio where USEC has installed and is operating centrifuge machines as part of its Lead Cascade test program to demonstrate the American Centrifuge technology.

American Centrifuge Plant (“ACP”) – USEC’s planned commercial uranium enrichment facility using centrifuge technology. USEC plans to install thousands of centrifuge machines and operate the facility in the gas centrifuge enrichment plant buildings in Piketon, Ohio owned by DOE.

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

D&D – Decontamination and decommissioning.

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

Highly Enriched Uranium – Uranium enriched in the isotope U235 to an assay equal to or greater than 20%.

Isotope – One or more atoms of an element having the same atomic number but different mass number.

Lead Cascade – An array of full-size centrifuge machines operating in a closed-loop configuration, from which samples are withdrawn for testing purposes and the enriched and depleted uranium streams are recombined into feed material.

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

Natural Uranium – Uranium that has not been enriched or depleted in the isotope U235.

NAC – USEC’s subsidiary NAC International Inc.

NRC – The U.S. Nuclear Regulatory Commission.

Paducah GDP – The Paducah gaseous diffusion plant in Paducah, Kentucky.

Portsmouth GDP – The former Portsmouth gaseous diffusion plant in Piketon, Ohio.

Price-Anderson Act – Price-Anderson Nuclear Industry Indemnities Act of 1957, as amended, provides a system of indemnification for certain legal liability resulting from a nuclear incident in connection with contractual activity for DOE.

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

Russian Suspension Agreement – A 1992 agreement between the U.S. Commerce Department and the Russian Ministry of Atomic Energy suspending an antidumping investigation against imports of Russian uranium products that had resulted in preliminary duties in excess of 100% of the value of the imports.

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

TENEX – OAO Techsnabexport, agent for the State Atomic Energy Corporation (“Rosatom”), Executive Agent for the Russian government under the Agreement between the United States and the Russian Federation Concerning the Disposition of Highly Enriched Uranium Extracted from Nuclear Weapons.

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

UF6 – See Uranium Hexafluoride.

Uranium Hexafluoride (“UF6”) – Uranium chemical compound produced from converting natural uranium oxide into a fluoride at a conversion plant. Uranium hexafluoride is the feed material for uranium enrichment plants.

EXHIBIT INDEX

Exhibit No.	Description
3.1
Certificate of Incorporation of USEC Inc., as amended, incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (Commission file number 1-14287).

3.3	Amended and Restated Bylaws of USEC Inc., dated May 25, 2010, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 25, 2010 (Commission file number 1-14287).

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

4.2
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

4.4
Warrant to purchase 3,125,000 shares of Class B Common Stock or 3,125 shares of Series C Convertible Participating Preferred Stock issued to Toshiba America Nuclear Energy Corporation, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

4.5
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

10.14
Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (“TVA Power Contract”), incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission file number 1-14287).

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

10.28
Third Amended and Restated Credit Agreement dated as of October 8, 2010, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative and collateral agent, JPMorgan Securities, Inc., Wells Fargo Capital Finance, LLC, and UBS Securities LLC, as revolving joint book managers and revolving joint lead arrangers, J.P. Morgan Securities, Inc., as Term Facility Bookrunner, Wells Fargo Capital Finance, LLC, as syndication agent, and UBS Securities LLC, as documentation agent., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 8, 2010 (Commission file number 1-14287).

10.29
Third Amended and Restated Omnibus Pledge and Security Agreement dated as of October 8, 2010 by USEC Inc., United States Enrichment Corporation and NAC International Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 8, 2010 (Commission file number 1-14287). , incorporated by reference to Exhibit 10.84 of the Current Report on Form 8-K filed on August 23, 2005 (Commission file number 1-14287).

10.30
License dated December 7, 2006 between the United States of America, as represented by DOE, as licensor, and USEC Inc., as licensee, incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 1-14287).

10.31
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

10.34
Contract dated August 30, 2007 between USEC Inc. and Major Tool and Machine, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.35
Amendment dated November 3, 2009 to the Contract dated August 30, 2007 between the Company and Major Tool and Machine, Inc., incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-14287) (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.36
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

10.38
Cooperative Agreement dated March 23, 2010 between the U.S. Department of Energy and USEC Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 23, 2010 (Commission file number 1-14287)

10.39
Securities Purchase Agreement, dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 25, 2010 (Commission file number 1-14287).

10.40
Investor Rights Agreement, dated as of September 2, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

10.41
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

10.43
Form of Change in Control Agreement with executive officers, incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the year ended December 31, 2008. (Commission file number 1-14287). (b)

10.44
Form of Change in Control Agreement with senior executive officers, incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended December 31, 2008. (Commission file number 1-14287). (b)

10.45	Form of First Amendment to Change in Control Agreement with executive officers and senior executive officers. (a)(b)

10.46	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.35 of the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999. (b)

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

10.65	USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2010. (a)(b)

10.66
Summary Sheet for 2010 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission file number 1-14287). (b)

10.67
Summary Sheet for 2009 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 1-14287). (b)

10.68
USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2007, incorporated by reference to Exhibit 10.64 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.69	First Amendment dated October 28, 2009 to the USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated. (b)

10.70
USEC Inc. Executive Severance Plan dated August 1, 2008, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 1-14287). (b)

10.71
First Amendment dated October 28, 2009 to the USEC Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.73 of the Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-14287).  (b)

10.72	Second Amendment dated November 1, 2010 to the USEC Inc. Executive Severance Plan (a)(b).

10.73
USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007 incorporated by reference to Exhibit 10.67 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.74
First Amendment, dated June 28, 2010, to the USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission file number 1-14287). (b)

10.75
USEC Inc. Director Deferred Compensation Plan, dated November 1, 2007 incorporated by reference to Exhibit 10.68 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.76	First Amendment dated November 15, 2010, to the USEC Inc. Director Deferred Compensation Plan, dated November 1, 2007. (a)(b)

21	Subsidiaries of USEC Inc. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

99.1
Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 99.4 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-14287).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.