Form 10-Q
period 2011-03-31
USEC INC
filed 2011-05-04
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011
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

As of April 29, 2011, there were 121,909,791 shares of Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the deployment of the American Centrifuge technology, including risks related to performance, cost, schedule and financing; our success in obtaining a loan guarantee from the U.S. Department of Energy (“DOE”) for the American Centrifuge Plant, including our ability to address the technical and financial concerns raised by DOE and the timing of any loan guarantee; our ability to reach agreement with DOE on acceptable terms of a conditional commitment, including the timing of any decision and the determination of credit subsidy cost, and our ability to meet all required conditions to funding; our ability to obtain additional financing beyond the $2 billion of DOE loan guarantee funding for which we have applied, including our success in obtaining Japanese export credit agency financing of $1 billion; the impact of the demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project and the potential for termination of the project; our ability to meet the November 2011 financing milestone and other milestones under the June 2002 DOE-USEC Agreement; restrictions in our credit facility that may impact our operating and financial flexibility and spending on the American Centrifuge project; risks related to the completion of the remaining two phases of the three-phased strategic investment by Toshiba Corporation (“Toshiba”)

and Babcock & Wilcox Investment Company (“B&W”), including our ability to satisfy the significant closing conditions in the securities purchase agreement governing the transactions and our ability to close on the second phase of the transactions prior to the outside date of June 30, 2011, and the impact of a failure to consummate the transactions on our business and prospects; certain restrictions that may be placed on our business as a result of the transactions with Toshiba and B&W; our ability to achieve the benefits of any strategic relationships with Toshiba and B&W; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; the economics of extended Paducah plant operations, including our ability to negotiate an acceptable power arrangement and our ability to obtain a contract to enrich DOE’s depleted uranium; our dependence on deliveries of LEU from Russia under the Russian Contract and on a single production facility; risks related to the approvals and implementing agreements needed for our new supply contract with TENEX to become effective; limitations on our ability to import the Russian LEU we buy under the new supply contract into the United States and other countries; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; changes to, or termination of, our contracts with the U.S. government including uncertainty regarding the impacts on our business of the transition of government services performed by us at the former Portsmouth gaseous diffusion plant to the new decontamination and decommissioning contractor; limitations on our ability to compete for potential contracts with the U.S. government; changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of the recent natural disaster in Japan on the nuclear industry and on our business, results of operations and prospects; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our annual report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$149.8	$151.0
Accounts receivable, net	244.8	308.6
Inventories	1,696.0	1,522.5
Deferred income taxes	39.1	47.5
Deferred costs associated with deferred revenue	216.0	152.9
Other current assets	77.8	71.6
Total Current Assets	2,423.5	2,254.1
Property, Plant and Equipment, net	1,263.3	1,231.4
Other Long-Term Assets
Deferred income taxes	213.5	204.5
Deposits for surety bonds	140.8	140.8
Deferred financing costs, net	11.0	10.6
Goodwill	6.8	6.8
Total Other Long-Term Assets	372.1	362.7
Total Assets	$4,058.9	$3,848.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$142.0	$172.4
Payables under Russian Contract	-	201.2
Inventories owed to customers and suppliers	1,036.7	715.8
Deferred revenue and advances from customers	303.9	179.1
Total Current Liabilities	1,482.6	1,268.5
Long-Term Debt	615.0	660.0
Convertible Preferred Stock	80.7	78.2
Other Long-Term Liabilities
Depleted uranium disposition	130.4	125.4
Postretirement health and life benefit obligations	181.4	178.7
Pension benefit liabilities	149.0	145.4
Other liabilities	78.0	78.2
Total Other Long-Term Liabilities	538.8	527.7
Commitments and Contingencies (Note 12)
Stockholders’ Equity	1,341.8	1,313.8
Total Liabilities and Stockholders’ Equity	$4,058.9	$3,848.2

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Separative work units	$308.5	$266.6
Uranium	14.0	15.6
Contract services	58.0	62.5
Total revenue	380.5	344.7
Cost of sales:
Separative work units and uranium	307.2	267.2
Contract services	59.4	50.8
Total cost of sales	366.6	318.0
Gross profit	13.9	26.7
Advanced technology costs	26.7	25.7
Selling, general and administrative	15.5	15.1
Other (income)	(3.7)	(9.7)
Operating (loss)	(24.6)	(4.4)
Interest (income)	(0.2)	(0.1)
(Loss) before income taxes	(24.4)	(4.3)
Provision (benefit) for income taxes	(7.8)	5.4
Net (loss)	$(16.6)	$(9.7)
Net (loss) per share – basic	$(.14)	$(.09)
Net (loss) per share – diluted	$(.14)	$(.09)
Weighted-average number of shares outstanding:
Basic	119.6	111.7
Diluted	119.6	111.7

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net (loss)	$(16.6)	$(9.7)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.0	9.7
Deferred income taxes	(1.9)	9.0
Other non-cash income on release of disposal obligation	(0.6)	(9.7)
Capitalized convertible preferred stock dividends paid-in-kind	2.5	-
Gain on extinguishment of convertible senior notes	(3.1)	-
Changes in operating assets and liabilities:
Accounts receivable – decrease	63.8	2.4
Inventories – decrease	147.4	74.2
Payables under Russian Contract – (decrease)	(201.2)	(134.8)
Deferred revenue, net of deferred costs – increase	62.3	62.6
Accrued depleted uranium disposition – increase (decrease)	5.0	(46.8)
Accounts payable and other liabilities – (decrease)	(18.2)	(11.7)
Other, net	(3.1)	11.9
Net Cash Provided by (Used in) Operating Activities	51.3	(42.9)

Cash Flows Used in Investing Activities
Capital expenditures	(50.7)	(49.0)
Deposits for surety bonds – net (increase) decrease	-	3.0
Net Cash (Used in) Investing Activities	(50.7)	(46.0)

Cash Flows Used in Financing Activities
Payments for deferred financing costs	-	(7.5)
Tax benefit related to stock-based compensation	-	0.3
Common stock issued (purchased), net	(1.8)	(2.7)
Net Cash (Used in) Financing Activities	(1.8)	(9.9)
Net (Decrease)	(1.2)	(98.8)
Cash and Cash Equivalents at Beginning of Period	151.0	131.3
Cash and Cash Equivalents at End of Period	$149.8	$32.5
Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$-	$-
Income taxes paid, net of refunds	1.2	14.7

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2010.

2. INVENTORIES

USEC is a supplier of low enriched uranium (“LEU”) for nuclear power plants. LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component.

USEC holds uranium at the Paducah gaseous diffusion plant (“GDP”) in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories follow:

	March 31, 2011	December 31, 2010
	(millions)
Current assets:
Separative work units	$909.3	$947.4
Uranium	774.4	562.5
Materials and supplies	12.3	12.6
	1,696.0	1,522.5
Current liabilities:
Inventories owed to customers and suppliers	(1,036.7)	(715.8)
Inventories, net	$659.3	$806.7

Inventories Owed to Customers and Suppliers

Inventories owed to customers and suppliers relate primarily to SWU and uranium inventories owed to fabricators. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. USEC’s balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from USEC. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated fair values of approximately $2.9 billion at March 31, 2011, and $3.3 billion at December 31, 2010, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

3. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2010	Capital Expenditures (Depreciation)	Transfers and Retirements	March 31, 2011
Construction work in progress	$1,126.3	$45.1	$(4.4)	$1,167.0
Leasehold improvements	187.3	-	1.4	188.7
Machinery and equipment	269.1	0.1	(0.5)	268.7
	1,582.7	45.2	(3.5)	1,624.4
Accumulated depreciation and amortization	(351.3)	(13.3)	3.5	(361.1)
	$1,231.4	$31.9	$-	$1,263.3

Capital expenditures include items in accounts payable and accrued liabilities at March 31, 2011 for which cash is paid in subsequent periods.

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP, which is primarily included in the construction work in progress balance, totaled $1,183.6 million at March 31, 2011 and $1,143.8 million at December 31, 2010. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at March 31, 2011 and December 31, 2010.

4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	March 31, 2011	December 31, 2010
	(millions)
Deferred revenue	$248.8	$176.1
Advances from customers	55.1	3.0
	$303.9	$179.1

Deferred costs associated with deferred revenue	$216.0	$152.9

Advances from customers included $52.5 million as of March 31, 2011 and $1.2 million as of December 31, 2010 for services to be provided for DOE in our contract services segment. DOE funded this work through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold in the market.

5. PORTSMOUTH TRANSITION OF SERVICES

USEC ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001.  USEC’s contract to maintain the facility for DOE in a state of “cold shutdown” expired on March 28, 2011. As previously reported, DOE awarded a contract for the decontamination and decommissioning (“D&D”) of the Portsmouth site in August 2010 to a joint venture between Fluor Corp. and The Babcock & Wilcox Company. Under the contract, the new contractor will serve as the prime contractor for the D&D. With this transition of services to the D&D contractor, revenue for USEC’s contract services segment will decrease significantly in 2011 compared to prior years.

In connection with the expiration of the cold shutdown contract, USEC entered into an agreement with DOE in which USEC agreed to de-lease and return to DOE all remaining facilities at the Portsmouth site in Ohio except for those facilities leased for the ACP. In that agreement, DOE agreed to provide infrastructure services in support of the construction and operation of the ACP and to permit USEC’s re-lease of certain facilities needed to provide utility services to the ACP. The de-lease of these facilities will be completed when all relevant regulatory approvals have been obtained. This is currently anticipated to occur on or before June 15, 2011. However, if the full de-lease does not occur prior to September 30, 2011 the agreement will expire unless extended by mutual agreement of the parties.  At the time of de-lease of the remaining facilities and their return to DOE, regulatory responsibility for the de-leased facilities will be transferred from the NRC to DOE. Until the facilities are de-leased, USEC will continue to operate such facilities and provide services to DOE and its contractors under cost reimbursement type contracts.

Severance Costs

Under the Worker Adjustment and Retraining Notification Act (“WARN Act”), notifications of potential mass layoffs are required to be issued by an employer 60 days in advance. Accordingly, WARN Act notifications were provided to 1,023 USEC employees on January 24, 2011 in anticipation of the transition to the new D&D contractor. An agreement was reached with the D&D contractor and the United Steel Workers (“USW”) Local 5-689 allowing the transition from USEC of all Portsmouth workers represented by the USW to the D&D contractor on March 28, 2011. Under that agreement, no severance benefits were payable as a result of the transition. On March 8, 2011, WARN Act notifications were provided for 95 members of the Security, Police, Fire Professionals of America (“SPFPA”) Local 66.  Negotiations continue between SPFPA and the D&D contractor to transition employees represented by SPFPA when the facilities are de-leased and returned to DOE. Salaried Portsmouth site workers, including most managers and supervisors, have also received job offers from the D&D contractor and will transition upon de-lease of the facilities, which is targeted for June 15, 2011.

Working with DOE and the D&D contractor, USEC was able to reduce the potential severance liability for transferring employees. Employees represented by the USW that moved to the D&D contractor as of March 28, 2011 will be employed by the D&D contractor and will therefore not receive severance benefits. Those identified by USEC as at risk to be released in June are expected to receive substantially equivalent offers of employment. The potential severance liability is currently estimated to be less than $2 million, as compared to the potential liability of up to approximately $25 million as previously reported before the employee transition negotiations. The severance liability is expected to approach an immaterial amount pending final negotiations by the D&D contractor with transitioning employees. Due to the continued uncertainty and significant reduction in the potential severance liability, no costs have been accrued for severance liability as of March 31, 2011.

Pension and Postretirement Benefit Costs

The cessation of certain U.S. government contract activities, the transfer of employees, and the pending transfer of certain other employees in Portsmouth triggered certain curtailment charges related to the USEC defined benefit pension plan. Since it was likely that a substantial number of employees would be leaving USEC as a result of the transitioning of the government services work to the D&D contractor, USEC recognized approximately $0.4 million in cost of sales for December 2010 related to unamortized prior service costs based on the employee population at Portsmouth. USEC has recorded an additional $3.2 million in cost of sales in the first quarter of 2011 for curtailment charges related to the pension plan based on additional information and clarification on the timing and number of employees leaving USEC and refined actuarial estimates. There still exists, however, a broad range of possibilities and assumptions related to the obligations under the postretirement health and life benefit plan and the impact to USEC. A curtailment charge is possible once USEC has greater clarity on employee decisions with the plan offered by the D&D contractor, further discussion with DOE, and further refinement of actuarial assumptions. Based on current USEC estimates, curtailment charges related to the postretirement health and life benefit plan could be up to $16.3 million. Potential plan design changes may also occur depending on the outcome of employee decisions and DOE discussions.

6. DEBT

Long-term debt as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(millions)
Credit facility term loan, due May 31, 2012	$85.0	$85.0
Convertible senior notes, due October 1, 2014	530.0	575.0
Long-term debt	$615.0	$660.0

The interest rate on the credit facility term loan as of March 31, 2011 was 9.5%.  The credit facility matures May 31, 2012 and is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. In addition to the $85.0 million term loan, the credit facility includes aggregate lender commitments under the revolving credit facility of $225.0 million, including up to $150.0 million in letters of credit. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory.

Utilization of the revolving credit facility at March 31, 2011 and December 31, 2010 follows:

	March 31,	December 31,
	2011	2010
	(millions)
Short-term borrowings	$-	$-
Letters of credit	17.2	17.3
Available credit	207.8	207.7

The convertible senior notes are due October 1, 2014. Interest of 3.0% is payable semi-annually in arrears on April 1 and October 1 of each year. The notes were not eligible for conversion to common stock as of March 31, 2011 or December 31, 2010.

In January 2011, USEC executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange USEC recognized a gain on debt extinguishment of $3.1 million.

7. FAIR VALUE MEASUREMENTS

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value
	Fair Value Measurements (in millions)
	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation asset (a)	-	$2.3	-	$2.3	-	$1.8	-	$1.8

Liabilities:
Deferred compensation obligation (a)	-	2.4	-	2.4	-	2.0	-	2.0
Convertible preferred stock (b)	-	-	80.7	80.7	-	-	78.2	78.2

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

(b) The estimated fair value of the convertible preferred stock is based on a discount rate of 12.75%, which is unobservable (level 3) since the instruments do not trade. Dividends on the convertible preferred stock are paid as additional shares of convertible preferred stock on a quarterly basis at an annual rate of 12.75%. The estimated fair value equals the liquidation value of $1,000 per share.

The following is a reconciliation of the beginning and ending balances for items measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended March 31,
	2011	2010
Convertible preferred stock:
Beginning balance	$78.2	$-
Less: paid-in-kind dividends payable, beginning balance	(2.4)	-
Issuances	2.4	-
Paid-in-kind dividends payable	2.5	-
Total gains or losses (realized/unrealized)	-	-
Ending balance	$80.7	$-

Other Financial Instruments

As of March 31, 2011 and December 31, 2010, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s long-term debt follow (in millions):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan, due May 31, 2012	$85.0	$90.8	$85.0	$85.6
3.0% convertible senior notes, due October 1, 2014	530.0	421.7	575.0	517.9
	$615.0	$512.5	$660.0	$603.5

The estimated fair value of the term loan is based on the change in market value of an index of loans of similar credit quality based on published credit ratings. The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service costs	$4.8	$4.8	$1.3	$1.2
Interest costs	12.6	12.2	3.0	3.0
Expected returns on plan assets (gains)	(13.4)	(12.1)	(0.9)	(0.9)
Amortization of prior service costs (credit)	0.4	0.4	-	(2.1)
Amortization of actuarial losses	2.5	4.0	0.7	0.7
Curtailment loss	3.2	-	-	-
Net benefit costs	$10.1	$9.3	$4.1	$1.9

USEC expects total cash contributions to the plans in 2011 will be as follows: $14.6 million for the defined benefit pension plans and $4.8 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of March 31, 2011 were $3.5 million and $1.5 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.

The elimination of expected years of future service for certain employees at the Portsmouth site (see Note 5) in the actuarial calculation resulted in a curtailment loss of $3.2 million for the defined benefit pension plan. The curtailment loss is included in cost of sales for the contract services segment in the three months ended March 31, 2011. Similarly, a future curtailment loss is possible under the postretirement health and life benefit plan once USEC has greater clarity on employee decisions regarding the plan offered by the new employer, further discussion with DOE, and further refinement of actuarial assumptions. Based on current USEC estimates, curtailment charges related to the postretirement health and life benefit plan could be up to $16.3 million. Potential plan design changes may also occur depending on the outcome of employee decisions and DOE discussions.

9. STOCKHOLDERS’ EQUITY

Changes in stockholders' equity were as follows (in millions, except per share data):

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$12.3	$1,172.8	$329.9	$(57.1)	$(144.1)	$1,313.8

Amortization of actuarial losses and prior service costs (credits), net of income tax of $1.3 million	-	-	-	-	2.3	2.3
Net (loss)	-	-	(16.6)	-	-	(16.6)
Comprehensive (loss)						(14.3)

Common stock issued in exchange for convertible senior notes	0.7	40.5	-	-	-	41.2
Restricted and other common stock issued, net of amortization	-	(2.9)	-	4.0	-	1.1
Balance at March 31, 2011	$13.0	$1,210.4	$313.3	$(53.1)	$(141.8)	$1,341.8

Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in note 8.

10. STOCK-BASED COMPENSATION

	Three Months Ended March 31,
	2011	2010
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$2.3	$2.9
Stock options, performance awards and other	0.5	0.7
Less: costs capitalized as part of inventory	(0.3)	(0.1)
Expense included in selling, general and administrative and advanced technology costs	$2.5	$3.5
Total after-tax expense	$1.6	$2.3

There were no stock options exercised in the three months ended March 31, 2011. There were 500 stock options exercised in the three months ended March 31, 2010. Cash received from the exercise and the intrinsic value of the options was each less than $0.1 million.

Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no stock options granted in the three months ended March 31, 2011.

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	-	1.4%
Expected dividend yield	-	-
Expected volatility	-	72%
Expected option life	-	4 years
Weighted-average grant date fair value	-	$2.81
Options granted	0	766,050

As of March 31, 2011, there was $11.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $9.9 million relates to restricted shares and restricted stock units, and $1.6 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Revised Long-Term Incentive Program

In February 2011, the Board of Directors approved a revised long-term incentive program under the 2009 Equity Incentive Plan for certain participating executives. The revised long-term incentive plan has three components: (1) time-based restricted stock that vests over three years, (2) performance-based restricted stock that, subject to being earned, vests over three years, and (3) a three-year performance-based cash incentive program.

The performance-based restricted stock vests over three years and is subject to being earned based on performance during 2011. Actual awards will be determined by performance during the period January 1, 2011 through December 31, 2011 against a performance goal relating to USEC’s total shareholder return compared to the Russell 2000 total shareholder return (without dividends). This award is classified as equity and is valued at the award date using a Monte Carlo model. The target number of shares of restricted stock was calculated based on USEC’s stock price on March 1, 2011.  Award valuation factors associated with the underlying performance of USEC’s stock price and shareholder returns over the term of the award include:

•	Total stock return volatility based on historical volatility over one year using daily stock price observations,

•	Risk-free interest rate reflecting the yield on the 1-year Treasury bonds on grant date,

•	Beta calculated using one year of daily returns and comparing the risk of the individual securities to the Russell 2000 Index, and

•
For USEC and each of the companies in the Russell 2000 index, actual stock return from the beginning of the performance period through the grant date (January 1, 2011 – March 1, 2011) has been incorporated in the projection of the ultimate payout.

The new three-year performance-based cash incentive program includes a new overlapping three-year performance period each year. The first performance period runs from January 1, 2011 through December 31, 2013. Actual payout of awards will be determined by the performance of the Company during the performance period against two pre-determined performance goals. Cash awards earned will be granted following the completion of the performance period. This award is classified as a liability. The liability will be re-measured each reporting period based on the status of the performance against the performance goals.

11. NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted stock of 1.8 million shares in the three months ended March 31, 2011 and 2.0 million shares in the three months ended March 31, 2010.

In calculating diluted net income per share, the numerator is increased by interest expense on the convertible notes, net of amount capitalized and net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive securities, assuming full conversion, consisting of stock compensation awards, convertible notes, convertible preferred stock and warrants. The weighted average number of shares for potentially dilutive securities follows (shares in millions):

	Three Months Ended March 31,
	2011	2010
Stock compensation awards	6.2	0.5
Convertible preferred stock	13.6	-
Convertible notes	44.9	48.1
Weighted average number of shares for potentially dilutive securities	64.7	48.6

In the three month periods ended March 31, 2011 and March 31, 2010, diluted earnings per share is the same as basic earnings per share since no dilutive effect of potentially dilutive securities is recognized in a period in which a net loss has occurred.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options and warrants in millions):
	Three Months Ended March 31,
	2011	2010
Options excluded from diluted earnings per share	1.5	2.6
Warrants excluded from diluted earnings per share	6.3	-
Exercise price of excluded options	$5.52 – 14.28	$4.69 – 14.28
Exercise price of excluded warrants	$7.50	-

12. COMMITMENTS AND CONTINGENCIES

American Centrifuge Plant

Project Funding

USEC needs significant additional financing in order to complete the American Centrifuge Plant. USEC believes a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, is essential to obtaining the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  In August 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application to provide additional time to address technical and financial concerns raised by DOE. In the following months, USEC focused on addressing DOE’s concerns and, based on its progress in reducing program risks, submitted a comprehensive update to its application in July 2010. As part of its due diligence, DOE conducted independent financial, legal and engineering reviews of the project. USEC also has been working with DOE since October 2010 on the terms for a conditional commitment for a $2 billion loan guarantee. In April 2011, the DOE Loan Guarantee Program Office substantially completed the due diligence and negotiation stage of the application process and advanced the ACP application to the next phase. As part of this next phase, the credit package prepared by the DOE Loan Guarantee Program Office, including the terms and conditions that USEC has negotiated with the DOE Loan Guarantee Program Office, is being reviewed in parallel by DOE’s credit group and by the Office of Management and Budget (“OMB”), the Department of the Treasury and the National Economic Council (“NEC”); which review will include the establishment of an estimated range of credit subsidy cost. USEC has no assurance that the terms it has negotiated with the DOE Loan Guarantee Program Office will be approved or that the credit subsidy cost will be reasonable. After obtaining a conditional commitment, USEC will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on the financing. Funding under a DOE loan guarantee will only occur following conditional commitment, final documentation and satisfaction of conditions to funding, which are subject to uncertainty.

In May 2010, Toshiba and B&W signed a definitive agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W will each invest $100 million over three phases, each of which is subject to specific closing conditions. In September 2010, the first closing of $75 million occurred. If the second closing does not occur by June 30, 2011, the agreement may be terminated by USEC or each of the investors (as to such investor’s obligations). To complete the project, USEC will require additional capital beyond the $2 billion DOE loan guarantee, proceeds from the $200 million investment from Toshiba and B&W and internally generated cash flow.

USEC also continues discussions with Japanese export credit agencies regarding financing $1 billion of the cost of completing the ACP. However, USEC has no assurance that it will be successful in obtaining any or all of the financing it is seeking.

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

The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC’s ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC’s control or was due to USEC’s fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer certain of its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole U.S. Executive Agent under the nonproliferation program between the United States and the Russian Federation known as “Megatons to Megawatts”. As the U.S. Executive Agent, USEC signed a commercial agreement (“Russian Contract”) in 1994 with a Russian government entity known as Techsnabexport (“TENEX”) to implement the program. USEC currently purchases about one-half of its SWU supply from Russia under the Russian Contract. The 20-year Russian Contract expires at the end of 2013. Under the terms of a 1997 memorandum of agreement between USEC and the U.S. government, USEC can be terminated, or resign as the U.S. Executive Agent, or one or more additional executive agents may be named. If USEC were removed as the sole U.S. Executive Agent, it could reduce or terminate USEC’s access to Russian LEU under the Megatons to Megawatts program in future years. However, under the 1997 memorandum of agreement, USEC has the right and obligation to pay for and take delivery of LEU that is to be delivered in the year of the date of termination and in the following year if USEC and TENEX have agreed on a price and quantity. Any of these remedies under the 2002 DOE-USEC Agreement could have a material adverse impact on USEC’s business.

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

New Russian Supply Agreement

On March 23, 2011, USEC signed a new multi-year contract with TENEX for the 10-year supply of Russian LEU beginning in 2013.  Under the terms of the new contract, the supply of LEU to USEC will begin in 2013 and increase until it reaches a level in 2015 that includes a quantity of SWU equal to approximately one-half the level currently supplied by TENEX to USEC under the Megatons to Megawatts program. The contract provides USEC the option to increase or decrease the amount of the firm commitment SWU to be purchased for a given year by up to a total of plus or minus 5%.  For years 2015 through 2019, in addition to its option to decrease the amount of any firm commitment SWU to be purchased during such year by up to 5%, USEC will have the option to defer up to an additional 5% of the amount of the firm commitment SWU to be purchased in such year and instead purchase the deferred amount in years 2020 through 2022. TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU up to an amount beginning in 2015 equal to the amount USEC now purchases each year under the Megatons to Megawatts program. Unlike the Megatons to Megawatts program, the quantities supplied under the new contract will come from Russia’s commercial enrichment activities rather than from downblending of excess Russian weapons material. As this new agreement is separate from the Megatons to Megawatts program, remedies provided to DOE under the 2002 DOE-USEC Agreement related to USEC’s role under the Megatons to Megawatts program do not apply to the new purchase agreement.  However, the LEU we obtain from TENEX under the new agreement will be subject to quotas and other restrictions applicable to commercial Russian LEU that do not apply to LEU supplied to USEC under the Megatons to Megawatts program.

Deliveries under the contract are expected to continue through 2022.  USEC will purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component.  The pricing terms for SWU under the contract are based on a mix of market-related price points and other factors.

The effectiveness of the new contract between TENEX and USEC is subject to approval of the Russian State Corporation for Atomic Energy (“ROSATOM”) and completion of administrative arrangements between the U.S. and Russian governments under the agreement for cooperation in nuclear energy between the United States and the Russian Federation (the Russia 123 Agreement) which, among other things, provides the framework for the return to Russia of natural uranium delivered by USEC to TENEX.

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

13. SEGMENT INFORMATION

USEC has two reportable segments:  the LEU segment with two components, SWU and uranium, and the contract services segment.  The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment includes work performed for DOE and DOE contractors at the Portsmouth site and the Paducah GDP as well as nuclear energy services and technologies provided by NAC International Inc. Gross profit is USEC’s measure for segment reporting. Intersegment sales between the reportable segments were less than $0.1 million in each period presented below and have been eliminated in consolidation.

	Three Months Ended March 31,
	2011	2010
	(millions)
Revenue
LEU segment:
Separative work units	$308.5	$266.6
Uranium	14.0	15.6
	322.5	282.2
Contract services segment	58.0	62.5
	$380.5	$344.7

Segment Gross Profit
LEU segment	$15.3	$15.0
Contract services segment	(1.4)	11.7
Gross profit	13.9	26.7
Advanced technology costs	26.7	25.7
Selling, general and administrative	15.5	15.1
Other (income)	(3.7)	(9.7)
Operating (loss)	(24.6)	(4.4)
Interest (income)	(0.2)	(0.1)
(Loss) before income taxes	$(24.4)	$(4.3)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties presented in Part II, Item 1A of this report and Part I, Item IA of the annual report on Form 10-K for the year ended December 31, 2010.

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

Our View of the Business Today

A global fleet of approximately 440 operating nuclear reactors provide roughly 15% of the world’s electricity. The United States is nearly a quarter of that total with 104 reactors that generate approximately 20% of domestic electricity. A resurgence of nuclear power has been underway in recent years and more than 60 reactors are currently under construction. However, the industry suffered a setback in March 2011 when a massive earthquake and tsunami struck northern Japan that caused serious damage to a multi-unit nuclear power station at Fukushima.

Stabilization and cleanup of the Fukushima nuclear power plant facility and surrounding area will be a long-term issue for the operator, Japan and the nuclear industry. The plant operator has said at least four of the reactors will be permanently closed due to the damage and radiation at the plant. In the immediate aftermath of the nuclear emergency, Germany shut down seven older reactors not currently served by USEC and other nations announced delays in permitting new reactors. This could result in a slowdown in the expansion of nuclear power worldwide compared to the growth expected prior to the Japanese earthquake. The public’s perception of the safety of nuclear power may have been harmed by the nuclear emergency, and this could negatively affect future growth for the industry. One potential outcome from governmental reviews of the circumstances in Japan could be requirements that used nuclear fuel be moved from pool storage to dry cask storage. Our NAC International subsidiary is an industry leader of dry cask storage and would be well positioned to respond to such new requirements, if needed.

USEC has long been a leading supplier of LEU to Japan. Over the last three years, sales to Japan have accounted for approximately 10% to 15% of our revenue. We had already delivered the LEU to fuel fabricators expected to be used in 2011 refueling of reactors for utility customers most directly affected by the earthquake. Our backlog during the years 2012-2013 includes sales to customers most directly affected by the earthquake of approximately $20 million.  Because of the fungible nature of low enriched uranium, it is not clear whether it will be possible to identify which supplier provided the LEU that was used to fabricate the fuel in the affected Japanese reactors. However, even if the fuel were supplied by USEC, we do not believe we would be liable under Japanese law for injuries or losses to third parties in this type of situation. We expect a thorough review by Japanese officials of nuclear plant equipment and procedures, but over the longer term we anticipate that Japanese utilities will continue to buy LEU to fuel the 51 reactors that provide about 30% of Japan’s electricity. The published price indicators as of March 31, 2011 showed no immediate change in the market price of SWU at $158 per SWU. However, it is too early to know the long term impacts of the disaster in Japan.  Risks and uncertainties related to the Japanese disaster are described in Part II, Item 1A, “Risk Factors.”

Although some countries may delay deployment of nuclear power, others including Japan have said that nuclear power remains an essential part of their long-term energy plan. Moreover, the 104 reactors in the United States and more than 300 reactors around the world will need fuel for many years.  To meet this need, we are building the American Centrifuge Plant (“ACP”). Construction of the plant began in 2007 after issuance of a construction and operating license by the U.S. Nuclear Regulatory Commission (“NRC”). Our plan is to expand the facility over time so that it can eventually replace the Paducah GDP that employs gaseous diffusion technology to enrich uranium. Our production facility is leased from the U.S. government and was built in the 1950s for defense purposes. Although the plant is operating at its highest efficiency in 30 years, the technology uses significant amounts of electric power that is increasingly putting us at a competitive disadvantage compared to our foreign-owned competitors who operate gas centrifuge plants.

We have invested approximately $2 billion in the American Centrifuge project but need significant additional financing to complete the plant. In 2008, we applied for a $2 billion loan guarantee from the Department of Energy for construction of the ACP. We significantly demobilized construction and machine manufacturing activities in 2009 due to delays in obtaining financing through DOE’s Loan Guarantee Program. However, we have continued limited manufacturing, assembling and operating of centrifuge machines in the lead cascade test program and ongoing development efforts. We have production-ready AC100 machines operating in the lead cascade test program and we are building additional centrifuge machines to increase machine hours that will provide additional assurance of performance, reliability and plant availability. We believe in the American Centrifuge technology and have made significant progress towards obtaining a conditional commitment for a loan guarantee, with the term sheet we negotiated with the DOE Loan Guarantee Program Office currently under review by DOE’s credit group and by the Office of Management and Budget (“OMB”), the Department of the Treasury and the National Economic Council (“NEC”). For additional details, refer to “American Centrifuge Plant Update” below.

The lengthy process for reaching an agreement on the loan guarantee with DOE has placed an even greater emphasis on efficient operations at our Paducah plant. Because approximately 70% of our cost of production is electricity, we are sharply focused on negotiation of the price of electricity as we work to extend operations at Paducah. Our current power agreement with the Tennessee Valley Authority (“TVA”) expires on May 31, 2012 and we are in negotiations with TVA and other power providers to replace that contract.

In March 2011, we announced a multi-year commercial contract with a Russian government entity known as TENEX that provides for continued access to Russian LEU after the Megatons to Megawatts program concludes.  This will provide us with continued access to an important part of our existing LEU supply mix through 2022 for our customers as we continue to deploy the ACP. By supplementing our domestic capacity at Paducah with continued access to Russian LEU, we can maintain market share as we transition to the ACP. Pricing under the new agreement is determined using a formula that combines a mix of market-related price points and other factors. Subject to the effectiveness of the new supply contract, which is conditioned upon Russian governmental approval and completion of administrative arrangements between the U.S. and Russian governments, USEC and TENEX have agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology. Any decision to proceed with such a project would depend on the results of the feasibility study and would be subject to further agreement between the two parties and their respective governments. Such a project would not be deployed until after completion of the American Centrifuge project.

We ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Over the past decade, we maintained the Portsmouth site under contract with DOE. As part of our contract to maintain the facility in a state of “cold shutdown”, we were directed during 2009 and 2010 to accelerate preparation for decontamination and decommissioning (“D&D”) of the facility. As previously reported, DOE awarded a contract for the D&D of the Portsmouth site in August 2010 to a joint venture between Fluor Corp. and The Babcock & Wilcox Company. Our contract to maintain the facility in a state of cold shutdown expired on March 28, 2011.  We entered into an agreement with DOE to de-lease and return to DOE all remaining facilities at the Portsmouth site except for those facilities leased for the ACP. The de-lease of these facilities is currently anticipated to occur on or before June 15, 2011. Until the facilities are de-leased, USEC will continue to operate such facilities and provide services to DOE and its contractors under cost reimbursement type contracts. With the transition of Piketon site services to the new D&D contractor, revenue for our contract services segment will decrease significantly in 2011 compared to prior years. For additional details, refer to the “Contract Services Segment” section below.

We remain focused on our stated goals for 2011:

•	To negotiate and close on a $2 billion DOE loan guarantee and other financing necessary to complete the ACP;

•	To conclude new power purchase contracts and other arrangements to support extension of Paducah operations during the transition to the ACP; and

•	To successfully manage the transition of our cold shutdown work at the Portsmouth site.

American Centrifuge Plant Update

We are reaching a critical point regarding continued funding for the American Centrifuge project.  We need to obtain a conditional commitment for the loan guarantee from DOE and close on the $50 million second phase of the strategic investment by Toshiba and B&W during the second quarter of 2011 in order to maintain the current spending level on the American Centrifuge project while maintaining compliance with our credit facility covenant that limits USEC’s ACP spending. In addition to limiting our spending on the American Centrifuge project, if we do not close on the second phase of the strategic investment by Toshiba and B&W by June 30, 2011, we and the investors (as to such investor’s obligations) would each have a right to terminate the securities purchase agreement governing the transactions. Our ability to continue spending will be subject to our cash flow from operations and liquidity, including restrictions in our credit facility on ACP spending. Without a conditional commitment, we likely would have to further demobilize the project and reduce investment.

We have been working with DOE since October 2010 on the terms for a conditional commitment for a $2 billion loan guarantee for the American Centrifuge project and have made significant progress. As part of its due diligence, DOE conducted independent financial, legal and engineering reviews of the project. In April 2011, the DOE Loan Guarantee Program Office substantially completed the due diligence and negotiation stage of the application process and advanced the ACP application to the next phase. As part of this next phase, the credit package prepared by the DOE Loan Guarantee Program Office, including the terms and conditions that we have negotiated with the DOE Loan Guarantee Program Office, is being reviewed in parallel by DOE’s credit group and by OMB, the Department of the Treasury and NEC; which review will include the establishment of an estimated range of credit subsidy cost. Credit subsidy cost is charged by the U.S. government to cover the risk of estimated shortfalls in loan repayments. It represents the net present value of the estimated long-term cost to the U.S. government of the loan guarantee. We anticipate that a loan guarantee conditional commitment for the project could be offered during the second quarter, however, we have no assurance that this timing will be achieved, that the terms we have negotiated with the DOE Loan Guarantee Program Office will be approved or that the credit subsidy cost will be reasonable. After obtaining a conditional commitment, we will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on financing. Funding under a DOE loan guarantee will only occur following conditional commitment, final documentation and satisfaction of conditions to funding, which are subject to uncertainty.

In support of our application for a $2 billion loan guarantee from DOE, we continue to operate a lead cascade test program with AC100 commercial plant machines at the Piketon, Ohio plant. By increasing the number of operating machine hours we provide additional assurance of performance, reliability and plant availability. Our suppliers continue to build components and assemble machines for the lead cascade program, demonstrating machine manufacturing capability and sustaining key infrastructure for remobilization.

Effective May 1, 2011, we launched with B&W a joint company for the manufacture and assembly of AC100 centrifuge machines. The joint company, known as American Centrifuge Manufacturing, consolidates the authority and accountability for centrifuge machine manufacturing and assembly in one business unit which assumes contractual accountability over the family of centrifuge parts manufacturers.  With this consolidation, the entire manufacturing program can be managed centrally for cost efficiency, lean manufacturing, and application of consistent standards of high quality across the entire machine manufacturing base.

In recent months, as part of our effort to reduce or mitigate project risks, certain key suppliers and sub-suppliers conducted production runs in their facilities for a period of time to successfully demonstrate production of machine components and assembly at a rate equal to 400 per month. That is the level we expect to reach during high-volume machine manufacturing to populate the plant with more than 11,500 machines. The production demonstration was also intended to provide suppliers with experience that would facilitate a transition to fixed-price contracts.

We are also seeking to reduce costs by directly managing certain contractors involved in building out the process building infrastructure. Fluor Corporation is the primary engineering, procurement and construction (“EPC”) supplier. A portion of the lower risk, well-defined project scope related to construction and mechanical work will be performed by other contractors, with USEC providing the direct project management.

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

Customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. In order to respond to these customer-driven changes as well as to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels, we work periodically with customers regarding the timing of their orders, including advancement. In addition, rather than selling material into the limited spot market for enrichment, USEC advanced orders from 2011 into 2010 and orders from 2012 into 2011, and based on our outlook for demand, we anticipate continuing to work with customers to advance orders in the near term. If customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue would be recorded in an earlier than originally anticipated period. The advancement of orders will have the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. This will have the effect of reducing backlog and revenues in future years if we do not replace these orders with additional sales. Looking a few years out, we expect an increase in uncommitted demand that could provide the opportunity to make additional near-term sales in those years to supplement our backlog and thus decrease the need to advance orders in the future. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable.

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

	March 31,	December 31,	March 31,
	2011	2010	2010
Long-term SWU price indicator ($/SWU)	$158.00	$158.00	$163.00
UF6:
Long-term price composite ($/KgU)	193.17	190.07	167.77
Spot price indicator ($/KgU)	164.50	173.00	115.00

A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium, including uranium generated by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we may vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment, resulting in excess uranium that we can sell. We expect uranium sales to have less of an impact on earnings going forward compared to prior years. Our average unit cost for uranium inventory has risen over the past several years as production costs are allocated to uranium from underfeeding based on its net realizable value. We will continue to monitor and optimize the economics of our production based on the cost of power and market conditions for SWU and uranium.

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

We store depleted uranium generated from our operations at the Paducah GDP and the Portsmouth site and accrue estimated costs for its future disposition. Under federal law, we have the option to send our depleted uranium to DOE for disposition, but are continuing to explore a number of competitive alternatives. DOE has constructed new facilities at Paducah and Portsmouth to process large quantities of depleted uranium owned by DOE. Test operations at the facilities have been authorized by DOE. If we were to dispose of our depleted uranium with DOE, we would be required to reimburse DOE for the related costs of disposing of our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The method and timing of the disposal of our depleted uranium has not been determined. DOE has taken from USEC the disposal obligation for specific quantities of depleted uranium in past years, most recently through a cooperative agreement signed in March 2010 that provided for pro-rata cost sharing support for the funding of certain American Centrifuge activities in 2010. Our long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that we generate, projected methods of disposition and estimated disposition costs. Our estimates of processing, transportation and disposal costs are based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance. Our estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability as well as financial assurance we provide for the disposition of depleted uranium are subject to change as additional information becomes available.

We purchase about one-half of our SWU supply under the Russian Contract. We have agreed to purchase approximately 5.5 million SWU each calendar year for the remaining term of the Russian Contract through 2013. Prices are determined using a discount from an index of international and U.S. price points, including both long-term and spot prices as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. The price per SWU under the Russian Contract for 2011 is 3% higher compared to 2010.

Contract Services Segment

Revenue from Contract Services

We perform services and earn revenue from contract work through our subsidiary NAC and from contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site. USEC ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Over the past decade, we maintained the Portsmouth site under contract with DOE. As part of our contract to maintain the facility in a state of “cold shutdown”, we were directed during 2009 and 2010 to accelerate preparation for decontamination and decommissioning (“D&D”) of the facility. As previously reported, DOE awarded a contract for the D&D of the Portsmouth site in August 2010 to a new contractor. Revenue from Portsmouth’s government contract services activities, primarily related to the cold shutdown work, comprised approximately 80% of the total revenue for the contract services segment in 2010. The cold shutdown contract expired on March 28, 2011. As Portsmouth site services are transferred to the new contractor, revenue from our contract services segment will decrease significantly in 2011 compared to prior years. See “Contract Services Segment – Portsmouth Facility Update” below.

DOE funded a portion of the work under the cold shutdown contract through an arrangement whereby DOE transferred uranium to us which we immediately sold. We completed five competitive sales of uranium between December 2009 and November 2010 and a sixth sale during the first quarter of 2011. Our receipt of the uranium is not considered a purchase by us and no revenue or cost of sales is recorded upon its sale. This is because we have no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The value of the contract work is based on the cash proceeds from the uranium sales less our selling and handling costs. The net cash proceeds from the uranium sales were recorded as deferred revenue, and revenue is recognized in our contract services segment as services are provided.

Revenue from U.S. government contracts is based on allowable costs for work performed in accordance with government cost accounting standards (“CAS”). Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”), or such other entity that DOE authorizes to conduct the audit. As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes arise from time to time. Issues unique to USEC can arise as a result of our history of being privatized from the U.S. government and our lease and other contracts with DOE.

Contract Services Receivables

Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations. In addition, DOE historically has not approved our provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE, Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008 and 2009. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. The only completed Incurred Cost Submission audit was for the period ended June 30, 2002. DCAA has been periodically working on the six months ended December 31, 2002 and the year ended December 31, 2003 audits since May of 2008. Based on the results of our Incurred Cost Submissions, we believe that additional amounts can be billed and revenue of approximately $3 million may be recognizable for these periods. There is also the potential for additional revenue to be recognized related to our valuation allowances pending the outcome of audits and DOE reviews. However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

In addition to the potential unrecognized revenue of approximately $3 million that has not been billed, our consolidated balance sheet includes receivables from DOE or DOE contractors of $74.9 million as of March 31, 2011. Of the $74.9 million, $32.5 million are unbilled receivables where revenue has been previously recorded. DOE has agreed to provisionally pay $7.5 million of the unbilled amounts and to work with USEC to provisionally pay additional amounts. Past due receivables from DOE or DOE contractors declined from $10.9 million at December 31, 2010 to $6.2 million at March 31, 2011.

Employee Status and Severance Costs

Under the Worker Adjustment and Retraining Notification Act (“WARN Act”), notifications of potential mass layoffs are required to be issued by an employer 60 days in advance. Accordingly, WARN Act notifications were provided to 1,023 USEC employees on January 24, 2011 in anticipation of the transition to the new D&D contractor. An agreement was reached with the D&D contractor and the United Steel Workers (“USW”) Local 5-689 allowing the transition from USEC of all Portsmouth workers represented by the USW to the D&D contractor on March 28, 2011. Under that agreement, no severance benefits were payable as a result of the transition. On March 8, 2011, WARN Act notifications were provided for 95 members of the Security, Police, Fire Professionals of America (“SPFPA”) Local 66. Negotiations continue between SPFPA and the D&D contractor to transition employees represented by SPFPA when the facilities are de-leased and returned to DOE. Salaried Portsmouth site workers, including most managers and supervisors, have also received job offers from the D&D contractor and will transition upon de-lease of the facilities, which is targeted for June 15, 2011.

Working with DOE and the D&D contractor, we were able to reduce the potential severance liability for transferring employees. Employees represented by the USW that moved to the D&D contractor as of March 28, 2011 will be employed by the D&D contractor and will therefore not receive severance benefits. Those identified by USEC as at risk to be released in June are expected to receive substantially equivalent offers of employment. The potential severance liability is currently estimated to be less than $2 million, as compared to the potential liability of up to approximately $25 million that was previously reported before the employee transition negotiations. The severance liability is expected to approach an immaterial amount pending final negotiations by the D&D contractor with transitioning employees. Due to the continued uncertainty and significant reduction in the potential severance liability, no costs have been accrued for severance liability as of March 31, 2011.

A summary of our employees by location follows:
		No. of Employees
Location		Mar. 31, 2011	Dec. 31, 2010
Paducah GDP	Paducah, KY	1,174	1,185
Portsmouth site	Piketon, OH	645	1,157
American Centrifuge	Primarily Oak Ridge, TN and Piketon, OH	460	453
NAC	Primarily Norcross, GA	63	60
Headquarters	Bethesda, MD	96	94
	Total Employees	2,438	2,949

The USW and SPFPA represented 31% of our employees at March 31, 2011 and 43% of our employees at December 31, 2010.

Pension and Postretirement Benefit Costs

The cessation of certain U.S. government contract activities, the transfer of employees, and the pending transfer of certain other employees in Portsmouth triggered certain curtailment charges related to the USEC defined benefit pension plan. Since it was likely that a substantial number of employees would be leaving USEC as a result of the transitioning of our government services work to the D&D contractor, we recognized approximately $0.4 million in our cost of sales for December 2010 related to unamortized prior service costs based on our employee population at Portsmouth. USEC has recorded an additional $3.2 million in cost of sales in the first quarter of 2011 for curtailment charges related to the pension plan based on additional information and clarification on the timing and number of employees leaving USEC and refined actuarial estimates. There still exists, however, a broad range of possibilities and assumptions related to the obligations under the postretirement health and life benefit plan and the impact to us. A curtailment charge is possible once we have greater clarity on employee decisions regarding the plan offered by the D&D contractor, further discussion with DOE, and further refinement of actuarial assumptions. Based on our current estimates, curtailment charges related to the postretirement health and life benefit plan could be up to $16.3 million. Potential plan design changes may also occur depending on the outcome of employee decisions and DOE discussions.

Portsmouth Facility Update

We lease portions of the former Portsmouth GDP from DOE. On September 30, 2010, we de-leased and returned to DOE three large process buildings and certain other Portsmouth GDP facilities. As mentioned previously, we entered into an agreement with DOE regarding the full de-lease of all remaining facilities at the Portsmouth site in Ohio other than those leased for the ACP. In that agreement, DOE agreed to provide infrastructure services in support of our construction and operation of the ACP and to permit our re-lease of certain facilities needed to provide utility services to the ACP. The de-lease of these facilities will be completed when all relevant regulatory approvals have been obtained. This is currently anticipated to occur on or before June 15, 2011. However, in the event the full de-lease does not occur prior to September 30, 2011 the agreement will expire unless extended by mutual agreement of the parties. At the time of de-lease of the facilities and their return to DOE, regulatory responsibility for the de-leased facilities will be transferred from the NRC to DOE. Until the facilities are de-leased, we will continue to operate such facilities and provide services to DOE and its contractors under cost reimbursement type contracts.

Under the lease agreement, ownership of plant and equipment that we leave behind transfers to DOE as well as responsibility for D&D. The turnover requirements of the lease require us to remove certain uranium and USEC-generated waste, and we accrue amounts to cover these expected costs as part of our lease turnover cost estimate.

We also have inventories of nuclear material and equipment remaining at Portsmouth. We are reviewing these assets with DOE for disposition. During 2010, we charged approximately $1.5 million to cost of sales for inventory deemed impaired due to the estimated costs exceeding the benefits required to move certain material to another USEC location. In addition, we have approximately $8.7 million of property, plant and equipment at the Portsmouth site, net of accumulated depreciation, remaining on our consolidated balance sheet as of March 31, 2011. These assets are depreciated over their remaining useful life and, based on current events, depreciation of these assets has been accelerated to reflect the tentative de-lease schedule of DOE.

Estimated Contract Closeout Costs to be Billed to DOE

Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, are anticipated to be billed to DOE and recorded as revenue in the second quarter of 2011. Our current estimate for these billable costs is in the range of $40 million to $57 million without considering ongoing cost reimbursable work being performed. These contract closeout costs to be billed to DOE include DOE’s share of our defined benefit pension plan, our postretirement health and life benefit plan, potential severance, remaining CAS-based net book value of assets transferred, remaining owed contract fees and other miscellaneous costs.

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

Expenditures related to American Centrifuge technology for the three months ended March 31, 2011 and 2010, as well as cumulative expenditures as of March 31, 2011, follow (in millions):

	Three Months Ended March 31,		Cumulative as of March 31,
	2011	2010	2011
Amount expensed (A)	$26.2	$25.2	$793.6
Amount capitalized (B)	41.3	37.4	1,219.5
Total ACP expenditures, including accruals (C)	$67.5	$62.6	$2,013.1

(A)Expense included as part of Advanced Technology Costs.
(B)Amounts capitalized as part of property, plant and equipment total $1,183.6 million as of March 31, 2011, including capitalized interest of $90.5 million. Prepayments to suppliers for services not yet performed totaled $35.9 million as of March 31, 2011.

(C)Total ACP expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes $12.5 million of accruals at March 31, 2011.

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

Deferred financing costs, net, includes approximately $4.0 million for costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs related to the DOE Loan Guarantee Program will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

The continued capitalization of American Centrifuge costs is subject to ongoing review and successful project completion. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

We significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project beginning in August 2009 due to uncertainty regarding project funding. However, USEC continues limited manufacturing, assembling and operating of centrifuge machines in the lead cascade test program and ongoing development efforts. We believe that future cash flows from the ACP will exceed our capital investment. Since we believe our capital investment is fully recoverable, no impairment for costs previously capitalized is anticipated at this time. We will continue to evaluate this assessment as conditions change.

For a discussion regarding financing for the American Centrifuge project, see “Management’s Discussion and Analysis – Liquidity and Capital Resources.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Item 1A, “Risk Factors” of this report and our 2010 Annual Report on Form 10-K.

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

Results of Operations – Three Months Ended March 31, 2011 and 2010

Segment Information

We have two reportable segments measured and presented through the gross profit line of our income statement: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment includes work performed for DOE and its contractors at Portsmouth and Paducah as well as nuclear energy services and technologies provided by NAC. Intersegment sales between our reportable segments were less than $0.1 million in each period presented below and have been eliminated in consolidation.

The following table presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2011	2010	Change	%
LEU segment
Revenue:
SWU revenue	$308.5	$266.6	$41.9	16%
Uranium revenue	14.0	15.6	(1.6)	(10)%
Total	322.5	282.2	40.3	14%
Cost of sales	307.2	267.2	(40.0)	(15)%
Gross profit	$15.3	$15.0	$0.3	2%

Contract services segment
Revenue	$58.0	$62.5	$(4.5)	(7)%
Cost of sales	59.4	50.8	(8.6)	(17)%
Gross profit (loss)	$(1.4)	$11.7	$(13.1)	(112)%

Total
Revenue	$380.5	$344.7	$35.8	10%
Cost of sales	366.6	318.0	(48.6)	(15)%
Gross profit	$13.9	$26.7	$(12.8)	(48)%

Revenue

The volume of SWU sales increased 9% in the three months ended March 31, 2011, compared to the corresponding period in 2010, reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 6% reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.

The volume of uranium sold declined 38% in the three months ended March 31, 2011, compared to the corresponding period in 2010, reflecting the timing of customer orders. The average price increased 44% reflecting the particular price mix of contracts under which uranium was sold.

Revenue from the contract services segment declined $4.5 million in the three months ended March 31, 2011, compared to the corresponding period in 2010, reflecting a $7.3 million decline in contract service revenues at Portsmouth and Paducah partially offset by a $2.8 million increase in revenues by NAC. The decline in contract services also reflects fee recognition on certain contracts in the prior period partially offset by a temporary increase in contract services work at Portsmouth in the current period.

Cost of Sales

Cost of sales for the LEU segment increased $40.0 million in the three months ended March 31, 2011, compared to the corresponding period in 2010, primarily due to higher SWU sales volumes and higher unit costs in the current period.

Cost of sales per SWU was 7% higher in the three months ended March 31, 2011 compared to the corresponding period in 2010. Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. An increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods. Production costs are also allocated to uranium from underfeeding based on its net realizable value, and the remainder is allocated to SWU inventory costs.

Production costs declined $12.2 million (or 5%) in the three months ended March 31, 2011 compared to the corresponding period in 2010. Under our power contract with the Tennessee Valley Authority, beginning September 1, 2010, the power that we purchase from TVA during the non-summer months was reduced from 2,000 megawatts to 1,650 megawatts.  This resulted in lower power purchases in the three months ended March 31, 2011 compared to March 31, 2010.  As a result, the cost of electric power declined $13.8 million (or 8%) in the three months ended March 31, 2011 compared to the corresponding period in 2010. Production volume declined 15% and the unit production cost increased 12%.  The average cost per megawatt hour increased 11% due to higher TVA fuel cost adjustments as well as the fixed, annual increase in the TVA contract price.

We purchase approximately 5.5 million SWU per year under the Russian Contract, however there were no deliveries in the three-month periods ended March 31, 2011 and March 31, 2010 based on our agreed-upon shipping schedule.

Cost of sales for the contract services segment increased $8.6 million in the three months ended March 31, 2011, compared to the corresponding period in 2010, reflecting a temporary increase in contract services work at Portsmouth as well as an increase in sales for NAC in the current period. In addition, USEC recorded a curtailment charge of $3.2 million for the defined benefit pension plan in the current period in connection with the transition of USEC employees to a new contractor following the expiration of the cold shutdown contract on March 28, 2011 (refer to the “Contract Services Segment” section above for details).

Gross Profit

Gross profit declined $12.8 million in the three months ended March 31, 2011 compared to the corresponding period in 2010. Our gross profit margin was 3.7% in the three months ended March 31, 2011 compared to 7.7% in the corresponding period in 2010. Gross profit for the LEU segment increased $0.3 million in the three-month period due to higher average selling prices for SWU and uranium, partially offset by higher unit costs. Gross profit for the contract services segment declined $13.1 million in the three months ended March 31, 2011, compared to the corresponding period in 2010, reflecting fee recognition on certain contracts in the prior period as well as a $3.2 million pension curtailment charge in the current period in connection with the transition of USEC employees to a new contractor following the expiration of the cold shutdown contract on March 28, 2011.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2011	2010	Change	%
Gross profit	$13.9	$26.7	$(12.8)	(48)%
Advanced technology costs	26.7	25.7	(1.0)	(4)%
Selling, general and administrative	15.5	15.1	(0.4)	(3)%
Other (income)	(3.7)	(9.7)	(6.0)	(62)%
Operating (loss)	(24.6)	(4.4)	(20.2)	(459)%
Interest (income)	(0.2)	(0.1)	0.1	100%
(Loss) before income taxes	(24.4)	(4.3)	(20.1)	(467)%
Provision (benefit) for income taxes	(7.8)	5.4	13.2	244%
Net (loss)	$(16.6)	$(9.7)	$(6.9)	(71)%

Advanced Technology Costs

Advanced technology costs increased $1.0 million in the three months ended March 31, 2011, compared to the corresponding period in 2010, reflecting a slight increase in development costs for the American Centrifuge project. Advanced technology costs include expenses by NAC to develop and expand its MAGNASTOR storage and transportation technology of $0.4 million in the three months ended March 31, 2011 and $0.5 million in the corresponding period of 2010.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.4 million in the three months ended March 31, 2011 compared to the corresponding period in 2010, reflecting slightly higher salary and employee benefit costs.

Other (Income)

In January 2011, we executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange USEC recognized a gain on debt extinguishment of $3.1 million in the first quarter of 2011.

In March 2010, we reached a cooperative agreement with DOE to provide for pro-rata cost sharing support for continued funding of American Centrifuge activities with a total cost of $90 million. DOE made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which released encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. The program was completed in January 2011 when USEC made the final qualifying expenditures of $1.2 million. DOE’s contribution on a 50% pro rata basis, or $0.6 million, was recognized as other income in the three months ended March 31, 2011. In the three months ended March 31, 2010, USEC made qualifying American Centrifuge expenditures of $19.4 million. DOE’s contribution on a 50% pro rata basis, or $9.7 million, was recognized as other income in the three months ended March 31, 2010.

Interest Income

Interest income increased $0.1 million in the three months ended March 31, 2011, compared to the corresponding period in 2010, reflecting higher average cash balances.

There was no interest expense in either period since interest costs were capitalized for the American Centrifuge project. Interest costs capitalized increased from $6.3 million in the three months ended March 31, 2010 to $11.0 million in the three months ended March 31, 2011, reflecting the convertible preferred stock issued in September 2010 and credit facility term loan funded in October 2010.

Provision for Income Taxes

The income tax (benefit) in the three months ended March 31, 2011 was $(7.8) million and the income tax provision in the three months ended March 31, 2010 was $5.4 million. The first quarter 2010 income tax provision included a one-time charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Act”) signed into law at the end of March 2010. The charge is due to a reduction in the Company’s deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods. The first quarter 2011 and 2010 income tax provisions also include a $0.3 million benefit for the reversal of previously accrued amounts associated with liabilities for unrecognized benefits.

Excluding the impact of the Act and the reversal of previously accrued amounts associated with liabilities for unrecognized benefits, the first quarter 2010 tax benefit would have been $0.8 million or an overall effective rate of approximately 18% as compared to an overall effective rate of 31% in the first quarter of 2011 based on estimated earnings for 2011.  In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (collectively referred to as “the Tax Relief Act”) was signed into law. The Tax Relief Act extended federal research credits through December 2011. As a result, the federal research credit was included in the overall effective rate for the first quarter of 2011, but could not be included in the overall effective rate for the first quarter of 2010 due to its expiration in December 2009.  The difference between the overall effective rates for the first quarter of 2010 and 2011 is due to an increase in the federal research credit in 2011, an increase in 2011 of the non-deductible paid-in-kind dividends associated with the investment by Toshiba and B&W in September 2010, and a decrease in the expected income before income taxes in 2011.

Net (Loss)

Net income declined $6.9 million in the three months ended March 31, 2011 compared to the corresponding period in 2010, primarily due to the after-tax effects of the declines in contract services profits and other income, partially offset by the tax provision charge of $6.5 million in the prior period related to the effect of changes in tax laws on our deferred tax assets.

2011 Outlook Reiterated

We are reiterating our guidance for 2011. Specifically, in 2011 we expect revenue of approximately $1.7 billion and gross profits in a range of $70 to $80 million. We expect our gross profit margin to be in a range of approximately 4% to 5%. Below the gross profit line, we anticipate our selling, general and administrative expense to be approximately $60 million.

We are not offering annual guidance for spending on the American Centrifuge project at this time because the level of project spending continues to be uncertain. Project spending will have a significant effect on net income and cash flow, and therefore, USEC is not providing guidance on net income or cash flow at this time. However, taking into account our anticipated ACP spending during the first half of 2011 and our anticipated gross profit margin, we continue to expect to report a net loss for 2011.

Spending related to the American Centrifuge project is restricted under our credit facility and will be dependent upon if and when additional capital becomes available. We expect total spending on the American Centrifuge project, both capitalized and expensed, to be approximately $110 million through June 30, 2011, which includes our plan to continue building a limited number of additional AC100 machines. We also expect our current enrichment operations will generate cash in 2011, but ACP spending will reduce our cash flow from operations.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect our results are:

•	Changes to the electric power fuel cost adjustment or changes to our power purchases from our current projection;

•	Closing out contract services work at Portsmouth and recognition of estimated contract closeout costs to be recovered from DOE as well as amounts previously billed and owed;

•	The timing of recognition of previously deferred revenue, particularly related to the sale of uranium;

•	Movement and timing of customer orders;

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers; and

•	Additional uranium sales made possible by underfeeding the production process at the Paducah GDP.

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

Customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. In order to respond to these customer-driven changes as well as to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels, we work periodically with customers regarding the timing of their orders, including advancement. In addition, rather than selling material into the limited spot market for enrichment, USEC advanced orders from 2011 into 2010 and orders from 2012 into 2011, and based on our outlook for demand, we anticipate continuing to work with customers to advance orders in the near term. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. This will have the effect of reducing backlog and revenues in future years if we do not replace these orders with additional sales. Looking a few years out, we expect an increase in uncommitted demand that could provide the opportunity to make additional near-term sales in those years to supplement our backlog and thus decrease the need to advance orders in the future. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable.

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

We expect our cash balance, internally generated cash from our LEU operations and services provided by our contract services segment, and available borrowings under our revolving credit facility will provide sufficient cash to meet our needs for at least 12 months. As described below, this does not include continuing at our current level of spending on the ACP absent additional capital. Additional funds may be necessary sooner than we currently anticipate if we are not successful in our efforts to conserve cash or in the event we are required to fund unanticipated payments to suppliers, increases in financial assurance, any shortfall in our estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses. If necessary, we could further reduce our anticipated spending on the American Centrifuge project to an asset maintenance level, providing additional flexibility to address unanticipated cash requirements, however, this will likely have a significant adverse impact on the project. We need significant additional financing to complete construction of the American Centrifuge Plant and we have already reduced the scope of project activities until we have that financing.

We have been working with DOE since October 2010 on the terms for a conditional commitment for a $2 billion loan guarantee. In April 2011, the DOE Loan Guarantee Program Office substantially completed the due diligence and negotiation stage of the application process and advanced the ACP application to the next phase. As part of this next phase, the credit package prepared by the DOE Loan Guarantee Program Office, including the terms and conditions that USEC has negotiated with the DOE Loan Guarantee Program Office, is being reviewed in parallel by DOE’s credit group and by OMB, the Department of the Treasury and NEC; which review will include the establishment of an estimated range of credit subsidy cost. However, we have no assurance that the terms we have negotiated with the DOE Loan Guarantee Office will be approved or that the credit subsidy cost will be reasonable or that action will be taken in a timely manner. After obtaining a conditional commitment, we will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on the financing.

In May 2010, Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), an affiliate of The Babcock & Wilcox Company, signed a definitive agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W each agreed to invest $100 million in USEC over three phases, each of which is subject to specific closing conditions.  Closing for the first phase occurred in September 2010 and USEC received $75 million. Closing on the second phase of $50 million is subject to closing conditions, including obtaining a conditional commitment for a $2 billion loan guarantee from DOE. Closing on the third phase of $75 million is subject to additional closing conditions, including closing on a $2 billion loan guarantee.  For their investment, the companies received convertible preferred stock as well as warrants to purchase shares of common stock, which are exercisable in the future.

In addition, to complete the project, we will require additional funding beyond the $2 billion DOE loan guarantee, proceeds from the investment from Toshiba and B&W, and internally generated cash flow. In order to obtain a DOE loan guarantee, we will need to demonstrate that sufficient capital is available to complete the project. We initiated in 2010, and continue to have discussions with Japanese export credit agencies regarding financing $1 billion of the cost of building the plant. However, we have no assurance that they will provide the financing needed and on what terms.

We expect to fund continued spending on the ACP through the closing on a DOE loan guarantee, using the proceeds from the first two phases of the investment from Toshiba and B&W and through our cash flow from existing operations. However, we are reaching a critical point regarding continued funding for the American Centrifuge project. We need to obtain a conditional commitment for the loan guarantee from DOE and close on the $50 million second phase of the strategic investment by Toshiba and B&W during the second quarter of 2011 in order to maintain the current spending level on the American Centrifuge project while maintaining compliance with our credit facility covenant that limits our ACP spending. In addition to limiting our spending on the American Centrifuge project, if we do not close on the second phase of the strategic investment by Toshiba and B&W by June 30, 2011, we and each of the investors (as to such investor’s obligations) would have a right to terminate the securities purchase agreement governing the transactions. Our ability to continue spending will be subject to our cash flow from operations and liquidity, including restrictions in our credit facility on ACP spending. Without a conditional commitment, we likely would have to further demobilize the project and reduce investment.

We have been working with our suppliers to update the scope, cost and schedule to build the ACP and we continue to work with our suppliers to refine our estimates and seek reductions in the project cost. In August 2010, we announced our estimated cost of approximately $2.8 billion to complete the American Centrifuge project from the point of closing on financing. The $2.8 billion estimate is a go-forward cost estimate and does not include our investment to date, spending from now until closing on financing needed to complete the plant, overall project contingency, financing costs or financial assurance. This estimate includes AC100 machine manufacturing and assembly, engineering, procurement and construction (“EPC”) costs and related balance-of-plant work, start-up and initial operations, and project management. We believe we have substantially reduced risk in the American Centrifuge project since our initial baseline project budget in 2008 and our current cost estimate is based on a significantly more mature project scope.

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

We are seeking to fund the additional $2.8 billion of costs to complete the American Centrifuge project and additional amounts that are needed to cover overall project contingency, financing costs and financial assurance through a combination of the $2 billion of DOE loan guarantee funding for which we have applied, the proceeds from the third phase of the investment from Toshiba and B&W of $75 million, additional funding from Japanese export credit agencies of $1 billion or from other third parties, cash on hand and prospective cash flow from existing USEC operations, and prospective reinvested project cash generated during construction. Many of these sources of capital are inter-related. For example, the third phase of investment from Toshiba and B&W is contingent upon the closing of a DOE loan guarantee and in order to close on a DOE loan guarantee we will need to demonstrate that all sources of capital needed to complete the project are available. We have no assurance that we will be successful in raising this capital.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2011	2010
Net Cash Provided by (Used in) Operating Activities	$51.3	$(42.9)
Net Cash (Used in) Investing Activities	(50.7)	(46.0)
Net Cash (Used in) Financing Activities	(1.8)	(9.9)
Net (Decrease) in Cash and Cash Equivalents	$(1.2)	$(98.8)

Operating Activities

Payment of the Russian Contract payables balance of $201.2 million was a significant use of cash flow in the three months ended March 31, 2011. More than offsetting this use was positive cash flow provided by our LEU segment based on the timing of customer orders and deliveries. Inventories declined $147.4 million in the three-month period, providing monetization of inventory produced in the prior year; accounts receivable declined $63.8 million; and deferred revenue, net of deferred costs, increased $62.3 million.

Investing Activities

Capital expenditures were $50.7 million in the three months ended March 31, 2011, compared with $49.0 million in the corresponding period in 2010. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed.

Financing Activities

Borrowings and repayments under the revolving credit facility were each less than $0.1 million in the three months ended March 31, 2011.

There were 122.7 million shares of common stock outstanding at March 31, 2011, compared with 115.2 million at December 31, 2010, an increase of 7.5 million shares (or 7%). In January 2011, we executed an exchange with a noteholder whereby we received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes.

Working Capital
	March 31,	December 31,
	2011	2010
	(millions)
Cash and cash equivalents	$149.8	$151.0
Accounts receivable, net	244.8	308.6
Inventories, net	659.3	806.7
Other current assets and liabilities, net	(113.0)	(280.7)
Working capital	$940.9	$985.6

Capital Structure and Financial Resources

At March 31, 2011, our long-term debt of $615.0 million consisted of $530.0 million in 3.0% convertible senior notes due October 1, 2014 and a term loan of $85.0 million due May 31, 2012 under our credit facility.

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

In January 2011, USEC executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange USEC recognized a gain on debt extinguishment of $3.1 million in the first quarter of 2011.

Our debt to total capitalization ratio was 34% at March 31, 2011 and 36% at December 31, 2010, including convertible preferred stock of $80.7 million which is classified as a liability.

Our $310 million syndicated bank credit facility provides for the $85 million term loan and a revolving credit facility of $225 million.  The term loan was issued with an original issue discount of 2% and bears interest, at our election, at either:

•
the greater of (1) the JPMorgan Chase Bank prime rate (with a floor of 3%) plus 6.5%, (2) the federal funds rate plus ½ of 1% (with a floor of 3%) plus 6.5%, or (3) an adjusted 1-month LIBO Rate plus 1% (with a floor of 3%) plus 6.5%; or

•	the adjusted LIBO Rate (with a floor of 2%) plus 7.5%.

The interest rate for the term loan was 9.5% as of March 31, 2011, which equals the floor plus 7.5%.

Utilization of our $225 million revolving credit facility at March 31, 2011 and December 31, 2010 follows (in millions):
	March 31,	December 31,
	2011	2010
Short-term borrowings	$-	$-
Letters of credit	17.2	17.3
Available credit	207.8	207.7

Borrowings under the credit facilities are subject to limitations based on established percentages of qualifying assets pledged as collateral to the lenders, such as eligible accounts receivable and USEC-owned inventory. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit.

The interest rate on outstanding borrowings under the revolving credit facility, at our election, is either:

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

The credit facility is available to finance working capital needs and general corporate purposes. Commitments are secured by assets of USEC Inc. and our subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities.

Under the terms of the credit facility, we are subject to restrictions on our ability to spend on the American Centrifuge project. Subject to certain limitations when Availability (as defined in the amended credit agreement) falls below certain thresholds, the amended credit agreement permits us to spend up to $165 million for the American Centrifuge project over the term of the credit facility (the “ACP Spending Basket”). The credit facility does not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project. In addition to the ACP Spending Basket, the credit facility also permits the investment in the American Centrifuge project of net proceeds from additional capital raised by us (such as the investment from Toshiba and B&W), subject to certain provisions and certain limitations when Availability falls below certain thresholds. As described above under “Liquidity and Capital Resources,” if we are unable to raise additional proceeds or capital that are permitted under the credit facility to be invested in the American Centrifuge project outside of the ACP Spending Basket, the size of the ACP Spending Basket will necessitate further reductions in spending on the American Centrifuge project.

The credit facility includes provisions permitting transfer of assets related to the American Centrifuge project to enable USEC to separately finance the American Centrifuge project. The USEC subsidiaries created to carry out future commercial American Centrifuge activities will not be guarantors under the credit facility, and their assets will not be pledged as collateral.

The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings if certain requirements are not met. Additional details are provided in our 2010 Annual Report on Form 10-K. As of March 31, 2011 and December 31, 2010, we had met all of the reserve provision requirements by a large margin.

The credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of collateral, and payment of dividends or other distributions. As of March 31, 2011 and December 31, 2010, we were in compliance with all of the various customary operating and financial covenants. In addition, our credit facility prohibits our payment of cash dividends or distributions to holders of our common stock. Complying with these covenants may limit our flexibility to successfully execute our business strategy. Failure to satisfy the covenants would constitute an event of default under the credit facility.

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

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the three months ended March 31, 2011 follows (in millions):
	December 31, 2010	Additions	Amortization	March 31, 2011
Other current assets:
Bank credit facilities	$7.4	$-	$(1.3)	$6.1

Deferred financing costs (long-term):
Convertible notes	$8.1	$-	$(1.1)	$7.0
DOE Loan Guarantee application	2.5	1.5	-	4.0
Deferred financing costs	$10.6	$1.5	$(1.1)	$11.0 0

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, and the surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2010 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at March 31, 2011 or December 31, 2010.

New Contractual Obligations

On March 23, 2011, we signed a multi-year contract with TENEX for the 10-year supply of Russian LEU beginning in 2013 through 2022.  The effectiveness of the new commercial contract between TENEX and USEC is subject to approval of the Russian State Corporation for Atomic Energy (“ROSATOM”) and completion of administrative arrangements between the U.S. and Russian governments under the agreement for cooperation in nuclear energy between the United States and the Russian Federation. The pricing terms for SWU under the contract are based on a mix of market-related price points and other factors. The contract provides USEC the option to increase or decrease the amount of the firm commitment SWU to be purchased for a given year by up to a total of plus or minus 5%.  For years 2015 through 2019, in addition to its option to decrease the amount of any firm commitment SWU to be purchased during such year by up to 5%, USEC will have the option to defer up to an additional 5% of the amount of the firm commitment SWU to be purchased in such year and instead purchase the deferred amount in years 2020 through 2022. TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU. USEC’s purchase commitment under the contract during the ten year period is estimated to be approximately $2.8 billion excluding contractual options to increase or decrease volumes. Actual amounts will also vary based on changes in the price points and other pricing elements.

New Accounting Standards Not Yet Implemented

We have reviewed recently issued accounting standards that are not yet effective and have determined that none would have a material impact to USEC’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2011, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At March 31, 2011, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million and a credit facility term loan of $85.0 million. The fair value of the convertible notes, based on the trading price as of March 31, 2011, was $421.7 million. The fair value of the term loan as of March 31, 2011, using the change in market value of an index of loans of similar credit quality based on published credit ratings, was $90.8 million.

The estimated fair value of our convertible preferred stock at March 31, 2011, including accrued paid-in-kind dividends declared payable April 1, 2011, was $80.7 million, and was equal to the liquidation value of $1,000 per share or $80.7 million.

Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:

•	commodity price risk for electric power requirements for the Paducah GDP (refer to “Overview – Cost of Sales for SWU and Uranium” and “Results of Operations – Cost of Sales”),

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Investors should carefully consider the updated risk factors below and the other risk factors in Part I, Item 1A of our 2010 Annual Report on Form 10-K, in addition to the other information in our Annual Report and this Quarterly Report on Form 10-Q.

Our business, results of operations and prospects could be materially and adversely affected by the effects of the March 11, 2011 earthquake and tsunami in Japan.

The recent earthquake and tsunami in Japan caused significant damage to a multi-unit nuclear power station at Fukushima, including, as announced by the plant operator, the permanent closure of at least four reactors due to the damage and radiation at the plant.  Japan has categorized the severity level of the Fukushima nuclear crisis at the maximum level 7 on the International Nuclear Event Scale (INES), which is the level of the Chernobyl, Ukraine accident in 1986.  It is too early to know the long term impact of the recent events in Japan, however, the events have created significant uncertainty and our business, results of operations and prospects could be materially and adversely affected.

We have long been a leading supplier of LEU to Japan. Over the last three years, sales to Japan have accounted for approximately 10% to 15% of our revenue.  The Tokyo Electric Power Company of Japan, Inc. (TEPCO), which operates the affected nuclear facilities in Fukushima, has historically been one of our customers.  We had already delivered the LEU to fuel fabricators expected to be used in 2011 refueling of reactors for utility customers most directly affected by the earthquake. However, our backlog during the years 2012-2013 includes sales to customers most directly affected by the earthquake of approximately $20 million.  These sales could be affected and there may be additional sales affected as the situation develops. In addition, the shutdown of the Japanese reactors and the shutdown of reactors in other countries due to safety or other concerns raised by the Japanese disaster could have an impact on near term supply and demand for LEU. If other suppliers have near term deliveries that are cancelled or delayed due to shutdown reactors or delays in reactor refuelings, they could seek to sell that excess supply in the market. This could adversely affect our success in selling our LEU and have an adverse effect on our cash flow and results of operations in future years.

The recent events in Japan could have an adverse impact on our ability to successfully finance and deploy the American Centrifuge project.  We are seeking to finance the American Centrifuge project through a combination of a $2 billion DOE loan guarantee, the remaining two phases of the strategic investment by Toshiba Corporation and Babcock & Wilcox Investment Company, Japanese export credit agencies (“ECAs”) financing of $1 billion, and internally generated cash flow.  In addition to the potential impact on cash flow discussed above, the Japanese crisis could have an adverse impact on our success in obtaining third party financing in the timeframe needed.  We are in discussions with DOE regarding the terms for a loan guarantee conditional commitment, however, this process has taken longer than anticipated and additional delays due to political or other concerns regarding nuclear power in light of recent events could adversely affect our ability to successfully deploy the ACP.  While we continue our discussions with Japanese ECAs regarding financing $1 billion of the cost of completing the ACP, these discussions could also be adversely affected by the recent events if the Japanese ECAs are unable to devote the necessary time or resources to be able to make a financing commitment in the timeframe needed.  We also have no assurance that the Japanese ECAs will not shift their priorities in the future or otherwise be unable to provide financing in the amount we need. If our ability to obtain Japanese ECA financing is adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the American Centrifuge project.

The recent events in Japan could also have a material and adverse impact on the nuclear energy industry in the long term.  The disaster could harm the public’s perception of nuclear power and could raise public opposition to the planned future construction of nuclear plants.  Some countries may delay or abandon deployment of nuclear power as a result of the disaster in Japan. In the wake of the disaster, the Chinese government suspended approval of new nuclear projects and stated that it will conduct safety inspections of all plants under construction, but emphasized that China’s long-term nuclear development plans have not changed. Other governments have announced plans to review or delay decisions to review new nuclear projects.

In the immediate aftermath of the nuclear emergency, Germany shut down seven older reactors not currently served by us and its plans to extend the life of other reactors may be abandoned.  Italy has renewed its moratorium on nuclear power and other European Union countries are reviewing their future plans for nuclear power. Countries have begun new safety evaluations of their plants and how well they operate in situations involving earthquakes and other natural disasters and other situations involving the loss of power.  Demand for nuclear fuel could be negatively affected by such actions, which could have a material adverse effect on our results of operations and prospects.  If deliveries under requirements contracts included in our backlog are significantly delayed, modified or canceled, or if our backlog of contracts is otherwise negatively affected, our future revenues and earnings may be materially and adversely impacted.

Any resulting increased public opposition to nuclear power could lead to political opposition and could slow the pace of global licensing and construction of new or planned nuclear power facilities or negatively impact existing facilities’ efforts to extend their operating licenses.  The events could also result in additional permitting requirements and burdensome regulations that increase costs or have other negative impacts.  As events at the Japanese nuclear facilities continue to develop, they could raise concerns regarding potential risks associated with certain reactor designs or nuclear power production. The disaster in Japan has also raised concerns regarding how to deal with used fuel, which could result in additional burdensome regulations or costs to the nuclear industry which could potentially impact demand for LEU.  These events could adversely affect our business, results of operations and prospects.

The supply agreement we have entered into with Joint Stock Company Techsnabexport (“TENEX”) for the supply by TENEX of commercial Russian LEU is subject to conditions to effectiveness, including Russian government approval, that are outside of our control.

On March 23, 2011 we entered into an agreement with TENEX for the supply by TENEX of commercial Russian LEU to USEC over a 10-year period commencing in 2013. The 20-year Russian Contract implementing the Megatons to Megawatts program is scheduled to expire at the end of 2013 and the new supply contract will provide us with continued access to Russian LEU, which currently constitutes about one half of our supply source. However, the supply contract is subject to the approval of the Russian State Atomic Energy Corporation (“Rosatom”), and the purchase, sales and delivery obligations of the parties are subject to conclusion by the U.S. and Russian governments of certain implementing agreements under the U.S.-Russian Agreement for Cooperation in Nuclear Energy (the “Russia 123 Agreement”), which, among other things, provide the framework under which natural uranium supplied by us to TENEX can be returned from the United States to Russia.  While the supply agreement provides some flexibility in the timing of obtaining these approvals and the first deliveries under the agreement are not until 2013, we have no assurance that these approvals and implementing agreements will be obtained in a timely manner or at all. If the approvals and implementing agreements are not obtained or waived by the parties, we will not be able to achieve the anticipated benefits from the supply contract.

Subject to the effectiveness of the supply contract, TENEX and USEC have also agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology. However, we cannot give any assurance that we will proceed with such a project.  As part of the feasibility study, Rosatom, TENEX and USEC will review international agreements, government approvals, licensing, financing, market demand, and commercial arrangements.  Any decision to proceed with such a project would depend on the results of the feasibility study and would be subject to further agreement between the parties and their respective governments, the timing and prospects of which are significantly uncertain. In any event, such a project would not be deployed until after completion of the American Centrifuge project.

We also may not achieve the anticipated benefits from the supply contract with TENEX because of restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation.  These imports (other than LEU imported under the Russian Contract under the Megatons to Megawatts program) are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. Under the supply contract, we have the right to use a portion of the import quotas to support our sales in the United States of SWU purchased under the supply contract beginning in 2014. These quotas are subject to timely completion of the Megatons to Megawatts program by the end of 2013.  Further, prior to the expiration of the quotas at the end of 2020, we will not be able to import for consumption in the United States LEU delivered to us under the supply contract in excess of the portion of the quotas available to us or that is not subject to the quotas (e.g., for use in initial fuel cores for any U.S. nuclear reactors entering service for the first time). The LEU that we cannot sell for consumption in the United States will have to be sold for consumption by utilities outside the United States.  We have no assurance that we will be successful in our efforts to sell this LEU in the United States or outside of the United States.

Additional delays in our obtaining a conditional commitment for a loan guarantee from DOE and other financing needed for the project could severely jeopardize the American Centrifuge project and could require us to further demobilize or terminate the project.

We have been working with DOE since October 2010 on the terms for a conditional commitment for a $2 billion loan guarantee. The credit package prepared by the DOE Loan Guarantee Program Office, including the terms and conditions that USEC has negotiated with the DOE Loan Guarantee Program Office, is being reviewed in parallel by DOE’s credit group and by the Office of Management and Budget, the Department of the Treasury and the National Economic Council; which review will include the establishment of an estimated range of credit subsidy cost.  However, we have no assurance that the terms we have negotiated with the DOE Loan Guarantee Program Office will be approved or that the credit subsidy cost will be reasonable or that action will be taken in a timely manner. A high credit subsidy cost could result in a potential capital shortfall which would require new sources of capital to close, which could be difficult to obtain and result in additional delays.  We also continue discussions with Japanese ECAs for additional funding of $1 billion of the cost of completing the American Centrifuge plant.

We need to obtain a conditional commitment for the loan guarantee from DOE and close on the $50 million second phase of the strategic investment by Toshiba and B&W during the second quarter of 2011 in order to maintain compliance with our credit facility covenant that limits our ACP spending and to maintain the current spending level on the American Centrifuge project. Our spending on the American Centrifuge project will need to take into account existing contractual obligations.  We have no assurance that we will be able to continue spending at current levels or at all.

The second closing of the strategic investment by Toshiba and B&W is conditioned on our obtaining a conditional commitment for a loan guarantee of not less than $2 billion from DOE.  The securities purchase agreement governing the transaction may be terminated by us or each of the investors (as to such investor’s obligations) if the second closing does not occur by June 30, 2011.  If the parties were to terminate the securities purchase agreement, that could have a significant adverse impact on our business and prospects.  Our loan guarantee application includes the $200 million investment as part of the sources of funds for the American Centrifuge project.  If the remaining two phases of the investment are not consummated, this would adversely affect our ability to obtain a loan guarantee.  In addition, our ability to obtain Japanese ECA financing is highly dependent on the strategic investment by Toshiba. If our ability to obtain Japanese ECA financing is adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the American Centrifuge project.

If we determine that we do not see a path forward to the receipt of loan guarantee conditional commitment during the second quarter of 2011 or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee, or for other reasons, including as needed to preserve our liquidity or to stay within covenants in our credit facility, we may reduce spending and staffing on the project even further or might be forced to take other actions, including terminating the project. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) First Quarter 2011 Issuer Purchases of Equity Securities
			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

January 1 – January 31	-	-	-	-
February 1 – February 28	-	-	-	-
March 1 – March 31	351,475	$5.31	-	-
Total	351,475	$5.31	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 351,475 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 6.  Exhibits

10.1
Modification No. 4 dated February 11, 2011, to Agreement dated June 17, 2002 between the U.S. Department of Energy and USEC Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2011 (Commission file number 1-14287).

10.2
Supplement No. 7 dated January 14, 2011 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3
Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and Joint Stock Company “Techsnabexport”.  (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

May 4, 2011	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                      Description

10.1
Modification No. 4 dated February 11, 2011, to Agreement dated June 17, 2002 between the U.S. Department of Energy and USEC Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2011 (Commission file number 1-14287).

10.2
Supplement No. 7 dated January 14, 2011 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3
Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and Joint Stock Company “Techsnabexport”.  (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase