Form 10-Q
period 2011-06-30
USEC INC
filed 2011-08-04
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011
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

As of July 29, 2011, there were 121,978,453 shares of Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the deployment of the American Centrifuge technology, including risks related to performance, cost, schedule and financing; our success in obtaining a loan guarantee from the U.S. Department of Energy (“DOE”) for the American Centrifuge Plant, including our ability to address the technical and financial concerns raised by DOE and the timing of any loan guarantee; our ability to develop and consummate a structuring option acceptable to DOE or to develop and consummate a strategic alternative transaction, and the timing thereof; our ability to reach agreement with DOE on acceptable terms of a conditional commitment, including the timing of any decision and the determination of credit subsidy cost, and our ability to meet all required conditions to funding; our ability to obtain additional financing beyond the $2 billion of DOE loan guarantee funding for which we have applied, including our success in obtaining Japanese export credit agency financing of $1 billion; the impact of the demobilization of the American Centrifuge project and uncertainty regarding our ability to remobilize the project and the potential for termination of the project; our ability to meet the November 2011 financing milestone and other milestones under the June 2002 DOE-USEC Agreement; restrictions in our credit facility that may impact our operating and financial flexibility and spending on the American Centrifuge project; risks related to the completion of the remaining two phases of the three-phased strategic investment by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), including our ability to satisfy the significant closing conditions in the securities purchase agreement governing the transactions and our ability to close on the second phase of the transactions prior to the outside date of August 15, 2011 under the standstill agreement, and the impact of a failure to consummate the transactions on our business and prospects; certain restrictions that may be placed on our business as a result of the transactions with Toshiba and B&W; our ability to achieve the benefits of any strategic relationships with Toshiba and B&W; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; the economics of extended Paducah plant operations, including our ability to negotiate an acceptable power arrangement and our ability to obtain a contract to enrich DOE’s depleted uranium; our dependence on deliveries of LEU from Russia under the Russian Contract and on a single production facility; risks related to the implementing agreements needed for our new supply contract with TENEX to become effective; limitations on our ability to import the Russian LEU we buy under the new supply contract into the United States and other countries; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our contracts with the U.S. government including uncertainty regarding the impacts on our business of the transition of government services performed by us at the former Portsmouth gaseous diffusion plant to the new decontamination and decommissioning contractor; limitations on our ability to compete for potential contracts with the U.S. government; changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of the recent natural disaster in Japan on the nuclear industry and on our business, results of operations and prospects; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; uncertainty regarding the continued capitalization of certain assets related to the American Centrifuge Plant and the impact on our results of operations; the timing of recognition of previously deferred revenue; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010 (“10-K”). Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$340.2	$151.0
Accounts receivable, net	134.0	308.6
Inventories	1,717.2	1,522.5
Deferred income taxes	22.7	47.5
Deferred costs associated with deferred revenue	152.5	152.9
Other current assets	95.4	71.6
Total Current Assets	2,462.0	2,254.1
Property, Plant and Equipment, net	1,286.7	1,231.4
Other Long-Term Assets
Deferred income taxes	219.5	204.5
Deposits for surety bonds	140.8	140.8
Deferred financing costs, net	11.6	10.6
Goodwill	6.8	6.8
Total Other Long-Term Assets	378.7	362.7
Total Assets	$4,127.4	$3,848.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$141.9	$172.4
Payables under Russian Contract	145.2	201.2
Inventories owed to customers and suppliers	1,084.4	715.8
Deferred revenue and advances from customers	188.5	179.1
Credit facility term loan	85.0	-
Total Current Liabilities	1,645.0	1,268.5
Long-Term Debt	530.0	660.0
Convertible Preferred Stock	83.3	78.2
Other Long-Term Liabilities
Depleted uranium disposition	135.3	125.4
Postretirement health and life benefit obligations	184.8	178.7
Pension benefit liabilities	145.8	145.4
Other liabilities	78.1	78.2
Total Other Long-Term Liabilities	544.0	527.7
Commitments and Contingencies (Note 13)
Stockholders’ Equity	1,325.1	1,313.8
Total Liabilities and Stockholders’ Equity	$4,127.4	$3,848.2

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Separative work units	$330.3	$331.0	$638.8	$597.6
Uranium	67.8	69.6	81.8	85.2
Contract services	56.3	59.1	114.3	121.6
Total revenue	454.4	459.7	834.9	804.4
Cost of sales:
Separative work units and uranium	368.6	358.6	675.8	625.8
Contract services	52.6	57.0	112.0	107.8
Total cost of sales	421.2	415.6	787.8	733.6
Gross profit	33.2	44.1	47.1	70.8
Advanced technology costs	33.5	26.0	60.2	51.7
Selling, general and administrative	16.7	14.3	32.2	29.4
Other (income)	-	(10.3)	(3.7)	(20.0)
Operating income (loss)	(17.0)	14.1	(41.6)	9.7
Interest expense	0.1	0.1	0.1	0.1
Interest (income)	(0.1)	(0.1)	(0.3)	(0.2)
Income (loss) before income taxes	(17.0)	14.1	(41.4)	9.8
Provision (benefit) for income taxes	4.2	6.9	(3.6)	12.3
Net income (loss)	$(21.2)	$7.2	$(37.8)	$(2.5)
Net income (loss) per share – basic	$(.18)	$.06	$(.31)	$(.02)
Net income (loss) per share – diluted	$(.18)	$.04	$(.31)	$(.02)
Weighted-average number of shares outstanding:
Basic	121.1	112.9	120.3	112.3
Diluted	121.1	161.4	120.3	112.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net (loss)	$(37.8)	$(2.5)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	30.2	19.5
Deferred income taxes	7.3	14.5
Other non-cash income on release of disposal obligation	(0.6)	(20.0)
Capitalized convertible preferred stock dividends paid-in-kind	5.1	-
Gain on extinguishment of convertible senior notes	(3.1)	-
Changes in operating assets and liabilities:
Accounts receivable – decrease	174.6	70.3
Inventories, net – decrease	173.9	44.3
Payables under Russian Contract – increase (decrease)	(56.0)	53.8
Deferred revenue, net of deferred costs – increase	10.2	31.6
Accrued depleted uranium disposition – increase (decrease)	9.9	(40.6)
Accounts payable and other liabilities – (decrease)	(8.2)	(3.0)
Other, net	(19.9)	5.3
Net Cash Provided by Operating Activities	285.6	173.2

Cash Flows Used in Investing Activities
Capital expenditures	(91.0)	(87.9)
Deposits for surety bonds – net decrease	-	3.0
Net Cash (Used in) Investing Activities	(91.0)	(84.9)

Cash Flows Used in Financing Activities
Borrowings under revolving credit facility	-	38.2
Repayments under revolving credit facility	-	(38.2)
Payments for deferred financing costs	(3.7)	(9.6)
Common stock issued (purchased), net	(1.7)	(2.5)
Net Cash (Used in) Financing Activities	(5.4)	(12.1)
Net Increase	189.2	76.2
Cash and Cash Equivalents at Beginning of Period	151.0	131.3
Cash and Cash Equivalents at End of Period	$340.2	$207.5
Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$-	$-
Income taxes paid, net of refunds	2.1	15.5

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations.

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2010.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on fair value measurements and related disclosures. The new guidance represents the converged guidance of the FASB and the International Accounting Standards Board and provides a consistent definition of fair value and common requirements for measurement and disclosure of fair value between GAAP and International Financial Reporting Standards (“IFRS”). The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied prospectively. This requirement will become effective for USEC beginning with the first quarter of 2012 and USEC is evaluating the impact of adopting this guidance on its financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. The new guidance requires companies to present the components of net income and other comprehensive income either in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The new guidance does not change the items that must be reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied retrospectively for all periods presented. This requirement will become effective for USEC beginning with the first quarter of 2012 and USEC is evaluating the impact of adopting this guidance on its financial statements.

2.  ACCOUNTS RECEIVABLE
	June 30, 2011	December 31, 2010
	(millions)
Accounts receivable (1):
Utility customers:
Trade receivables	$39.1	$249.1
Uranium loaned to customer (2)	41.2	-
Unbilled revenue (3)	0.3	0.4
	80.6	249.5
Contract services, primarily Department of Energy (4):
Billed revenue	17.8	34.8
Unbilled revenue	35.6	24.3
	53.4	59.1
	$134.0	$308.6

(1)	Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $17.8 million at June 30, 2011 and $18.6 million at December 31, 2010.

(2)	The loan period for the investment grade-rated utility customer ends in the third quarter of 2011.

(3)	Unbilled revenue for utility customers represents price adjustments for past deliveries that are not yet billable under the applicable contracts.

(4)
Billings for contract services related to the U.S. Department of Energy (“DOE”) are invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred, prior to incurred cost audit and notice by DOE authorizing final billing, and provisional billing rate invoiced amounts. USEC expects to invoice and collect the unbilled amounts as billing rates are revised, submitted to and approved by DOE.

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

USEC holds uranium, principally at the Paducah gaseous diffusion plant (“GDP”), in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors.

Components of inventories follow (in millions):
	June 30, 2011	December 31, 2010
Current assets:
Separative work units	$914.2	$947.4
Uranium	790.5	562.5
Materials and supplies	12.5	12.6
	1,717.2	1,522.5
Current liabilities:
Inventories owed to customers and suppliers	(1,084.4)	(715.8)
Inventories, net	$632.8	$806.7

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

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated fair values of approximately $2.5 billion at June 30, 2011, and $3.3 billion at December 31, 2010, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 16% decline in the uranium spot price indicator and an 11% decline in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

4. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2010	Capital Expenditures (Depreciation)	Transfers and Retirements	June 30, 2011
Construction work in progress	$1,126.3	$90.9	$(16.7)	$1,200.5
Leasehold improvements	187.3	-	2.4	189.7
Machinery and equipment	269.1	0.7	0.9	270.7
	1,582.7	91.6	(13.4)	1,660.9
Accumulated depreciation and amortization	(351.3)	(26.7)	3.8	(374.2)
	$1,231.4	$64.9	$(9.6)	$1,286.7

Capital expenditures include items in accounts payable and accrued liabilities at June 30, 2011 for which cash is paid in subsequent periods.

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP, which is primarily included in the construction work in progress balance, totaled $1,213.9 million at June 30, 2011 and $1,143.8 million at December 31, 2010. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at June 30, 2011 and December 31, 2010.

During the second quarter of 2011, USEC expensed $9.6 million of previously capitalized construction work in progress costs. This expense was charged to advanced technology costs on the consolidated statement of operations and relates to a number of centrifuge machines and the related capitalized interest allocated to the centrifuge machines. The centrifuge machines expensed are no longer considered to have future economic benefit because they were irreparably damaged during lead cascade operations. There is no machine technology, machine design or machine manufacturing issue associated with this expense.

In addition, USEC is currently evaluating the ongoing utility of a number of earlier AC100 centrifuge machines that may not be compatible with the current commercial plant design that were previously capitalized as part of construction work in progress. If it is determined that these centrifuge machines have no future economic benefit, then USEC would expense up to $100 million in a subsequent quarter. USEC is evaluating several potential uses of these machines and the related economics for each scenario, such as use in the commercial plant as a production line, use of certain parts or subassemblies as operating spares, and for operator training. The evaluation of these centrifuge machines is expected to be completed by the end of the fourth quarter of 2011.

5. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	June 30, 2011	December 31, 2010
	(millions)
Deferred revenue	$158.5	$176.1
Advances from customers	30.0	3.0
	$188.5	$179.1

Deferred costs associated with deferred revenue	$152.5	$152.9

Advances from customers included $26.9 million as of June 30, 2011 and $1.2 million as of December 31, 2010 for services to be provided for DOE in our contract services segment. DOE funded this work through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold in the market.

6. PORTSMOUTH TRANSITION OF SERVICES

USEC ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001.  USEC’s contract to maintain the facility for DOE in a state of “cold shutdown” expired on March 28, 2011. As previously reported, DOE awarded a contract for the decontamination and decommissioning (“D&D”) of the Portsmouth site in August 2010 to a joint venture between Fluor Corp. and The Babcock & Wilcox Company. In connection with the expiration of the cold shutdown contract, USEC entered into an agreement with DOE in which USEC agreed to de-lease and return to DOE all remaining facilities at the Portsmouth site in Ohio except for those facilities leased for the ACP. In that agreement, DOE agreed to provide infrastructure services in support of the construction and operation of the ACP and to permit USEC’s re-lease of certain facilities in the event they are needed to provide utility services to the ACP. The de-lease of these facilities will be completed when all relevant regulatory approvals have been obtained. This is anticipated to occur in the third quarter of 2011. However, if the full de-lease does not occur prior to September 30, 2011 the agreement will expire unless extended by mutual agreement of the parties.  At the time of de-lease of the remaining facilities and their return to DOE, regulatory responsibility for the de-leased facilities will be transferred from the U.S. Nuclear Regulatory Commission (“NRC”) to DOE. Until the facilities are de-leased, USEC will continue to operate such facilities and provide services to DOE and its contractors under cost reimbursement type contracts.

Employee Transition

Under the Worker Adjustment and Retraining Notification Act (“WARN Act”), notifications of potential mass layoffs are required to be issued by an employer 60 days in advance. Accordingly, in anticipation of the transition to the new D&D contractor, WARN Act notifications were provided on January 24, 2011 to USEC employees providing services under the DOE contract. An agreement was reached with the D&D contractor and the United Steel Workers (“USW”) Local 5-689 allowing the transition from USEC of all Portsmouth workers represented by the USW to the D&D contractor on March 28, 2011. Under that agreement, no severance benefits were payable as a result of the transition. On March 8, 2011, WARN Act notifications were provided for members of the Security, Police, Fire Professionals of America (“SPFPA”) Local 66.  Negotiations continue between SPFPA and the D&D contractor to transition employees represented by SPFPA when the facilities are de-leased and returned to DOE. Salaried Portsmouth site workers needed to maintain the facilities returned to DOE, including most managers and supervisors, will transition to the D&D contractor upon de-lease of the facilities. Since these salaried employees have received, or are expected to receive, substantially equivalent offers of employment, they would not be eligible to receive severance benefits upon their transition to the D&D contractor. The potential severance liability associated with the transition of services at the Portsmouth site is currently estimated to be less than $2 million, but due to continued uncertainty no costs have been accrued for severance liability as of June 30, 2011.

Pension and Postretirement Benefit Costs

The cessation of certain U.S. government contract activities, the transfer of employees, and the pending transfer of certain other employees in Portsmouth triggered certain curtailment charges related to USEC’s defined benefit pension plan and postretirement health and life benefit plan. Since a substantial number of employees were expected to be leaving USEC as a result of the transitioning of the government services work to the D&D contractor, USEC recognized approximately $0.4 million in cost of sales in December 2010 related to unamortized prior service costs based on the employee population at Portsmouth. USEC recognized an additional $5.1 million in cost of sales in 2011, including $1.9 million in the three months ended June 30, 2011, for curtailment charges related to the pension plan and postretirement benefit plan based on additional information and clarification on the timing and number of employees leaving USEC and refined actuarial estimates.

7. DEBT

Revolving Credit Facility and Term Loan due May 31, 2012

Utilization of the credit facility at June 30, 2011 and December 31, 2010 follows:

	June 30,	December 31,
	2011	2010
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan	85.0	85.0
Letters of credit	7.3	17.3
Available credit	217.7	207.7

The credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. In addition to the $85.0 million term loan, the credit facility includes aggregate lender commitments under the revolving credit facility of $225.0 million, including up to $150.0 million in letters of credit. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. The interest rate on the term loan as of June 30, 2011 was 9.5%.

On June 20, 2011, the credit facility agreement was amended to provide increased flexibility for continued investment in the American Centrifuge project. Before the amendment, the credit facility agreement permitted USEC to spend up to $165 million in the aggregate over the term of the credit facility on the American Centrifuge project, subject to certain limitations and exceptions. The amendment removes this spending restriction. The credit facility agreement, as amended, instead restricts spending on the American Centrifuge project if Availability (as defined in the credit facility agreement) falls below $100 million, as described below:

Requirement	Outcome
Availability ≥ $100 million
If not maintained, then the aggregate amount of spending on the American Centrifuge project (1) made in any calendar month shall not exceed $5 million and (2) made in the aggregate shall not exceed $25 million until the 60th consecutive day after minimum Availability is restored.

Availability was $216.9 million as of June 30, 2011 and $206.8 million as of December 31, 2010.

Convertible Senior Notes due 2014

Convertible senior notes amounted to $530.0 million as of June 30, 2011 and $575.0 million as of December 31, 2010. The convertible senior notes are due October 1, 2014. Interest of 3.0% is payable semi-annually in arrears on April 1 and October 1 of each year. The notes were not eligible for conversion to common stock as of June 30, 2011 or December 31, 2010.

In January 2011, USEC executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange, USEC recognized a gain on debt extinguishment of $3.1 million.

8. FAIR VALUE MEASUREMENTS

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value
	Fair Value Measurements (in millions)
	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation asset (a)	-	$2.3	-	$2.3	-	$1.8	-	$1.8

Liabilities:
Deferred compensation obligation (a)	-	2.5	-	2.5	-	2.0	-	2.0
Convertible preferred stock (b)	-	-	83.3	83.3	-	-	78.2	78.2

(a) The deferred compensation obligation represents the balance of deferred compensation plus net investment earnings. The deferred compensation plan is informally funded through a rabbi trust using variable universal life insurance. The cash surrender value of the life insurance policies is designed to track the deemed investments of the plan participants. Investment crediting options consist of institutional and retail investment funds. The deemed investments are classified within Level 2 of the valuation hierarchy because (i) of  the indirect method of investing and (ii) unit prices of institutional funds are not quoted in active markets; however, the unit prices are based on the underlying investments which are traded in active markets.

(b) The estimated fair value of the convertible preferred stock is based on a market approach using a discount rate of 12.75%, which is unobservable (Level 3) since the instruments do not trade. Dividends on the convertible preferred stock are paid as additional shares of convertible preferred stock on a quarterly basis at an annual rate of 12.75%, which is consistent with current market prices and other market benchmarks. The estimated fair value equals the liquidation value of $1,000 per share.

The following is a reconciliation of the beginning and ending balances for items measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Convertible preferred stock:
Beginning balance	$80.7	$-	$78.2	$-
Less: paid-in-kind dividends payable, beginning balance	(2.5)	-	(2.4)	-
Issuances	2.5	-	4.9	-
Paid-in-kind dividends payable	2.6	-	2.6	-
Total gains or losses (realized/unrealized)	-	-	-	-
Ending balance	$83.3	$-	$83.3	$-

Other Financial Instruments

As of June 30, 2011 and December 31, 2010, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan, due May 31, 2012	$85.0	$85.4	$85.0	$85.6
3.0% convertible senior notes, due October 1, 2014	530.0	379.0	575.0	517.9

The estimated fair value of the term loan is based on the change in market value of an index of loans of similar credit quality based on published credit ratings. The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date.

9. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service costs	$3.2	$4.9	$8.0	$9.7	$1.4	$1.3	$2.7	$2.5
Interest costs	12.5	12.2	25.1	24.4	3.1	2.9	6.1	5.9
Expected return on plan assets (gains)	(13.5)	(12.3)	(26.9)	(24.4)	(0.9)	(0.9)	(1.8)	(1.8)
Amortization of prior service costs (credits)	0.4	0.5	0.8	0.9	-	(2.1)	-	(4.2)
Amortization of actuarial losses	2.2	4.0	4.7	8.0	0.6	0.6	1.3	1.3
Curtailment losses	-	-	3.2	-	1.9	-	1.9	-
Net benefit costs	$4.8	$9.3	$14.9	$18.6	$6.1	$1.8	$10.2	$3.7

USEC expects total cash contributions to the plans in 2011 will be as follows: $14.6 million for the defined benefit pension plans and $4.8 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of June 30, 2011 were $9.0 million and $3.2 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.

The elimination of expected years of future service for certain employees at the Portsmouth site (see Note 6) in the actuarial calculation resulted in a curtailment loss of $3.2 million for the defined benefit pension plan in the first quarter of 2011. Similarly, a curtailment loss of $1.9 million for the postretirement health and life benefit plans was recognized in the second quarter of 2011 based on greater clarity of employee decisions regarding the plan offered by the new employer and further refinement of actuarial assumptions. The curtailment losses are included in cost of sales for the contract services segment.

10. STOCKHOLDERS’ EQUITY

Changes in stockholders' equity were as follows (in millions, except per share data):

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$12.3	$1,172.8	$329.9	$(57.1)	$(144.1)	$1,313.8

Amortization of actuarial losses and prior service costs (credits), net of income tax of $2.5 million	-	-	-	-	4.3	4.3
Net (loss)	-	-	(37.8)	-	-	(37.8)
Comprehensive (loss)						(33.5)

Common stock issued in exchange for convertible senior notes	0.7	40.5	-	-	-	41.2
Restricted and other common stock issued, net of amortization	-	(2.9)	-	6.5	-	3.6
Balance at June 30, 2011	$13.0	$1,210.4	$292.1	$(50.6)	$(139.8)	$1,325.1

Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in Note 9.

11. STOCK-BASED COMPENSATION
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$2.1	$2.0	$4.4	$4.9
Stock options, performance awards and other	0.3	0.4	0.8	1.1
Less: costs capitalized as part of inventory	(0.1)	(0.1)	(0.4)	(0.2)
Expense included in selling, general and administrative and advanced technology costs	$2.3	$2.3	$4.8	$5.8
Total after-tax expense	$1.5	$1.4	$3.1	$3.7

There were no stock options exercised in the six months ended June 30, 2011. There were 22,876 stock options exercised in the six months ended June 30, 2010. Cash received from the exercise of the options was $0.1 million. The intrinsic value of the options exercised was less than $0.1 million.

Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no stock options granted in the three and six months ended June 30, 2011 or the three months ended June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	-	-	-	1.4%
Expected dividend yield	-	-	-	-
Expected volatility	-	-	-	72%
Expected option life	-	-	-	4 years
Weighted-average grant date fair value	-	-	-	$2.81
Options granted	0	0	0	766,050

As of June 30, 2011, there was $10.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $9.3 million relates to restricted shares and restricted stock units, and $1.3 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The performance-based restricted stock vests over three years and is subject to being earned based on performance during 2011. Actual awards will be determined by performance during the period January 1, 2011 through December 31, 2011 against a performance goal relating to USEC’s total shareholder return compared to the Russell 2000 total shareholder return (without dividends). This award is classified as equity and is valued at the award date using a Monte Carlo model. The target number of shares of restricted stock was calculated based on USEC’s stock price on March 1, 2011.  Award valuation factors associated with the underlying performance of USEC’s stock price and shareholder returns over the term of the award include:

•	Total stock return volatility based on historical volatility over one year using daily stock price observations,

•	Risk-free interest rate reflecting the yield on the one-year Treasury bonds on grant date,

•	Beta calculated using one year of daily returns and comparing the risk of the individual securities to the Russell 2000 Index, and

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2011		2010	2011		2010
	(in millions)
Numerator:
Net income (loss)	$(21.2)		$7.2	$(37.8)		$(2.5)
Net interest expense on convertible notes and convertible preferred stock dividends (a)	(b)		-	(b)		(b)
Net income (loss) if-converted	$(21.2)		7.2	$(37.8)		(2.5)

Denominator:
Weighted average common shares	122.8		114.9	122.1		114.3
Less: Weighted average unvested restricted stock	1.7		2.0	1.8		2.0
Denominator for basic calculation	121.1		112.9	120.3		112.3

Weighted average effect of dilutive securities:
Stock compensation awards	(b)		0.4	(b)		(b)
Convertible preferred stock	(b)		-	(b)		-
Convertible notes	(b)		48.1	(b)		(b)
Denominator for diluted calculation	121.1		161.4	120.3		112.3

Net income (loss) per share – basic	$(.18)		$.06	$(.31)		$(.02)
Net income (loss) per share – diluted	$(.18	)(b)	$.04	$(.31	)(b)	$(.02	)(b)

(a)	Interest expense on convertible notes and convertible preferred stock dividends net of amount capitalized and net of tax.

(b)	No dilutive effect of convertible notes or stock compensation awards is recognized in a period in which a net loss has occurred.

In the three months ended June 30, 2011, there was no net interest expense on convertible notes and the weighted average number of shares for stock compensation awards, convertible preferred stock and convertible notes was 0.1 million, 17.4 million and 44.3 million, respectively.

In the six months ended June 30, 2011, there was no net interest expense on convertible notes and the weighted average number of shares for stock compensation awards, convertible preferred stock and convertible notes was 3.1 million, 15.5 million and 44.6 million, respectively.

In the six months ended June 30, 2010, net interest expense on convertible notes was less than $0.1 million and the weighted average number of shares for stock compensation awards and convertible notes was 0.4 million and 48.1 million, respectively.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options and warrants in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options excluded from diluted earnings per share	2.2	1.8	2.2	2.6
Warrants excluded from diluted earnings per share	6.3	-	6.3	-
Exercise price of excluded options	$5.00 to	$5.86 to	$5.00 to	$5.00 to
	$14.28	$16.90	$14.28	$16.90
Exercise price of excluded warrants	$7.50	-	$7.50	-

13. COMMITMENTS AND CONTINGENCIES

American Centrifuge Plant

Project Funding

USEC needs significant additional financing in order to complete the American Centrifuge Plant (“ACP”). USEC believes a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, is essential to obtaining the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  In August 2009, DOE and USEC announced an agreement to delay a final review of USEC’s loan guarantee application to provide additional time to address technical and financial concerns raised by DOE. In the following months, USEC focused on addressing DOE’s concerns and, based on its progress in reducing program risks, submitted a comprehensive update to its application in July 2010. USEC has been working with DOE since October 2010 on the terms of a conditional commitment for a $2 billion loan guarantee. In April 2011, the DOE Loan Guarantee Program Office substantially completed the due diligence and negotiation stage of the application process, including a draft term sheet, and advanced the ACP application to the next phase for review in parallel by DOE’s credit group and by the Office of Management and Budget (“OMB”), the Department of the Treasury and the National Economic Council (“NEC”). This review includes the establishment of an estimated range of credit subsidy cost. As discussed below, on June 30, 2011, USEC entered into a standstill agreement with Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) through August 15, 2011, to provide an additional limited period of time to complete this review process and obtain a decision from DOE on the conditional commitment. DOE has recently indicated that it believes that USEC needs to further improve its financial and project execution depth to achieve a manageable credit subsidy cost estimate and to proceed with the DOE loan guarantee. USEC is working with DOE and DOE’s advisors on reviewing structuring options to address DOE’s remaining concerns in order to move forward on the American Centrifuge Project and to obtain a conditional commitment and DOE loan guarantee. In addition, USEC has retained financial and other advisors to assist USEC in this review of structuring options and in reviewing and pursuing strategic alternatives.

In May 2010, Toshiba and B&W signed a securities purchase agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W will each invest $100 million over three phases, each of which is subject to specific closing conditions. In September 2010, the first closing of $75 million occurred. The second closing of the strategic investment by Toshiba and B&W of $50 million is conditioned on USEC having entered into a conditional commitment in an amount of not less than $2 billion for the American Centrifuge project with DOE. The securities purchase agreement provides that if the second closing did not occur by June 30, 2011, the agreement may be terminated by USEC or each of the investors (as to such investor’s obligations). USEC did not receive a conditional commitment from DOE by June 30th and therefore did not close on the second phase of the strategic investment by that date. On June 30, 2011, USEC entered into a standstill agreement with Toshiba and B&W whereby each of the parties agreed not to exercise its right to terminate prior to August 15, 2011.

USEC is continuing discussions with Toshiba and B&W with respect to the status and timing of the DOE loan guarantee process and its impact on closing of the next phase of the Toshiba and B&W investment and on the current standstill agreement. However, USEC has no assurance that a structuring option to address DOE’s remaining concerns or a strategic alternative transaction will be achieved or the timing thereof, that any extension or other modifications to the standstill agreement will be agreed, that the terms USEC has negotiated with the DOE Loan Guarantee Program Office will be approved or that the credit subsidy cost will be reasonable. After obtaining a conditional commitment, USEC will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on financing. Funding under a DOE loan guarantee will only occur following conditional commitment, final documentation and satisfaction of conditions to funding, which are subject to uncertainty.

To complete the project, USEC will require additional capital beyond the $2 billion DOE loan guarantee, proceeds from the $200 million investment from Toshiba and B&W and internally generated cash flow.

USEC also continues discussions with Japanese export credit agencies regarding financing $1 billion of the cost of completing the ACP. However, USEC has no assurance that it will be successful in obtaining any or all of the financing it is seeking or that it will not need additional capital.

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

USEC’s right to continue operating the Paducah GDP under its lease with DOE is not subject to meeting the ACP milestones. In addition, the new Russian Supply Agreement described below is not subject to any of the remedies related to the ACP under the 2002 DOE-USEC Agreement.

Russian Supply Agreement

On March 23, 2011, USEC signed a new multi-year contract with TENEX for the 10-year supply of Russian LEU beginning in 2013.  Under the terms of the new contract, the supply of LEU to USEC will begin in 2013 and increase until it reaches a level in 2015 that includes a quantity of SWU equal to approximately one-half the level currently supplied by TENEX to USEC under the Megatons to Megawatts program. TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU up to an amount beginning in 2015 equal to the amount USEC now purchases each year under the Megatons to Megawatts program. Unlike the Megatons to Megawatts program, the quantities supplied under the new contract will come from Russia’s commercial enrichment activities rather than from downblending of excess Russian weapons material. As this new agreement is separate from the Megatons to Megawatts program, remedies provided to DOE under the 2002 DOE-USEC Agreement related to USEC’s role under the Megatons to Megawatts program do not apply to the new purchase agreement.  However, the LEU USEC obtains from TENEX under the new agreement will be subject to quotas and other restrictions applicable to commercial Russian LEU that do not apply to LEU supplied to USEC under the Megatons to Megawatts program.

Deliveries under the new supply contract are expected to continue through 2022.  USEC will purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component.  The pricing terms for SWU under the contract are based on a mix of market-related price points and other factors.

The new supply contract between TENEX and USEC was approved by the Russian State Atomic Energy Corporation (“Rosatom”) on May 11, 2011.  The effectiveness of the new contract is subject to completion of administrative arrangements between the U.S. and Russian governments under the agreement for cooperation in nuclear energy between the United States and the Russian Federation which, among other things, provides the framework for the return to Russia of natural uranium delivered by USEC to TENEX.

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

In June 2011, a complaint was filed in Federal court against USEC by a current Portsmouth GDP employee claiming that USEC owes or will owe severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE decommissioning and decontamination contractor.  USEC believes it has meritorious defenses against the suit and has not accrued any amounts for this matter. An estimate of the possible loss or range of loss from the litigation cannot be made because, among other things, (i) the plaintiff has failed to state the amount of damages sought, (ii) the plaintiff purports to represent a class of claimants the size and composition of which remains unknown and (iii) the certification of the class is uncertain. As disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010,  USEC’s severance liability could have been up to $25 million if severance was required to be paid to all employees ceasing employment with USEC as a result of the transition to the DOE D&D contractor.  In such an event, DOE would have owed a portion of this amount, estimated at $18.5 million.  As employees have transitioned or are currently expected to transition, the potential severance liability associated with the transition of services at the Portsmouth site is currently estimated to be less than $2 million, but due to continued uncertainty no costs have been accrued for severance liability as of June 30, 2011. This $2 million estimate is an estimate of potential severance liability associated with the transition of services at the Portsmouth site and is not an estimate of the possible loss or range of loss from the litigation which cannot be made at this time for the reasons listed above.

14. SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions)
Revenue
LEU segment:
Separative work units	$330.3	$331.0	$638.8	$597.6
Uranium	67.8	69.6	81.8	85.2
	398.1	400.6	720.6	682.8
Contract services segment	56.3	59.1	114.3	121.6
	$454.4	$459.7	$834.9	$804.4

Segment Gross Profit
LEU segment	$29.5	$42.0	$44.8	$57.0
Contract services segment	3.7	2.1	2.3	13.8
Gross profit	33.2	44.1	47.1	70.8
Advanced technology costs	33.5	26.0	60.2	51.7
Selling, general and administrative	16.7	14.3	32.2	29.4
Other (income)	-	(10.3)	(3.7)	(20.0)
Operating income (loss)	(17.0)	14.1	(41.6)	9.7
Interest expense (income), net	-	-	(0.2)	(0.1)
Income (loss) before income taxes	$(17.0)	$14.1	$(41.4)	$9.8

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

Our View of the Business Today

Nuclear power is an essential component of the world’s electricity generation mix. A global fleet of approximately 440 nuclear reactors provide about 15% of the world’s electricity. The United States has the largest number of reactors with 104 operating units that provide approximately 20% of the nation’s electricity. The World Nuclear Association reports that more than 60 reactors are currently under construction. In China, two dozen new units are being built and another 50 reactors are in the planning stage.

In March 2011, a massive earthquake and tsunami struck northern Japan that caused serious damage to a multi-unit nuclear power station at Fukushima. The plant operator has said at least four of the reactors will be permanently closed due to damage and radiation at the plant. As of June 30, 2011, more than half of Japan’s nuclear reactors remain out of service for inspections or awaiting government approval to restart. Following the event at Fukushima, some European governments have taken actions to limit the use of nuclear power in their nations. Although these actions will have a near-term impact on the market for our product, we believe the longer term effect is unclear and subject to changes in countries’ energy strategies. Risk and uncertainties related to the effects of the events in Japan are described in Part II, Item 1A, “Risk Factors.”

Reactors in Japan typically undergo maintenance or refueling outages every 12 to 13 months, and we are closely monitoring the return to service of those reactors that have been offline since the March 2011 earthquake. Although the approximately 50 reactors in Japan not damaged by the earthquake will be subject to governmental inspection and local government restart approval, we believe Japan requires the carbon-free, base load electricity that these units generate to meet industrial, business and residential demand. USEC has long been a leading supplier of LEU to Japan. Over the last three years, sales to Japan have accounted for approximately 10% to 15% of our revenue. We had already delivered the LEU to fuel fabricators expected to be used in 2011 for refueling of reactors by our utility customers most directly affected by the earthquake. Our backlog during the years 2012-2013 includes sales to customers most directly affected by the earthquake of approximately $20 million. As of June 30, 2011, estimated future revenue from Japanese utilities under contracts in our backlog during the period 2012 through 2020 is expected to be approximately 20% of the total backlog for that period.

In reaction to the nuclear event in Japan, Germany shut down seven older reactors and the coalition government in Germany voted to phase out nuclear power over the next decade. Although Germany has pledged to reduce its carbon footprint, this action will require an increase in coal and gas fired generating stations and imports of electricity from other nations. It will also require an increase in solar and wind power generation and a significant increase in energy efficiency. USEC does not serve any of the German reactors, but our European competitors that serve the German reactors will now have excess nuclear fuel available to sell that may negatively affect nuclear fuel prices. There was not an immediate change to the published price indicators for SWU in March, but the spot price indicators have moved slightly lower since then and the long-term price indicators have remained stable.

Looking longer term, the impact of the Fukushima event is unclear. We see continued growth in the number of nuclear power reactors internationally, but that growth may be at a slower pace than previously anticipated. The approximately 60 reactors currently under construction will likely be finished, adding at least 6 million SWU of annual demand. China has outlined an ambitious schedule for building new reactors that is unlikely to be significantly reduced, although a transition to the inherently safer generation III reactors in China may lengthen plant construction timelines. The economic fundamentals for building additional uranium enrichment capacity are still in place: the successful Megatons to Megawatts program will come to an end in 2013, the gaseous diffusion plants operating in the United States and France will be closed over the next several years and new reactors will be built to meet growing demand for electricity. Importantly, the centrifuge enrichment technology employed by the nuclear fuel industry is a modular technology that allows for incremental expansion. The industry participants have been entering into contract terms of a decade or longer with utility customers, assuring that uranium enrichment capacity expansion is tied directly to existing reactors or ones under construction.

Our production facility in Paducah, Kentucky is leased from the U.S. government and was built in the 1950s for defense purposes. Although the plant is operating at its highest efficiency in 30 years, the technology uses significant amounts of electric power that is increasingly putting us at a competitive disadvantage compared to our foreign-owned competitors who operate gas centrifuge plants. We continue planning to extend the operation of the plant beyond May 2012. We will base our decision to extend operations upon economic considerations and the ability of the plant to operate profitably which will depend on market conditions for enrichment and uranium, power prices and a depleted uranium re-enrichment program with DOE. In the past, the Paducah GDP has been needed to meet market demand for SWU, but the Fukushima event and subsequent responses has reduced the near-term demand in the market. Because approximately 70% of our cost of production is electricity, we are sharply focused on the price we pay for power at Paducah. We are in the final year of a power supply contract with the Tennessee Valley Authority that expires May 31, 2012 and we are evaluating additional power purchases from TVA and other sources as well as possible modifications to our obligations under our current contract with TVA. In addition, we have proposed a program to DOE to re-enrich a portion of DOE’s stored depleted uranium. Such a program would reduce DOE’s costs of ultimately disposing of the depleted uranium and would create a valuable asset, natural uranium, that could help fund DOE’s cleanup programs, while providing production load to our enrichment operations at the Paducah GDP. In research released in June 2011, the Government Accountability Office (“GAO”) estimated the value of DOE’s depleted uranium to the government was $4.2 billion. Legislation requiring DOE to enter into such a program is being considered by Congress, but enactment of such legislation and timing is uncertain. Without the depleted uranium re-enrichment program and competitive power pricing beyond May 2012, extension of Paducah GDP operations may not be economic. Risk and uncertainties in this regard are described in Part I, Item 1A, of our 2010 annual report on Form 10-K in the risk factor “It may not be economic to extend Paducah GDP operations beyond May 2012, which could affect our ability to meet customer orders and pose a significant risk to, or could significantly limit, our continued operations.”

In March 2011, we announced a multi-year commercial contract with a Russian government entity known as TENEX that provides for continued access to Russian LEU after the Megatons to Megawatts program concludes.  This will provide us with continued access to an important part of our existing LEU supply mix through 2022 for our customers as we continue to deploy the American Centrifuge Plant (“ACP”). By supplementing our domestic capacity at Paducah with continued access to Russian LEU, we seek to maintain our market position as we transition to the ACP. Pricing under the new agreement is determined using a formula that combines a mix of market-related price points and other factors. The new contract between USEC and TENEX was approved by the Russian State Atomic Energy Corporation on May 11, 2011. Subject to the effectiveness of the new supply contract, which is conditioned upon completion of administrative arrangements between the U.S. and Russian governments, USEC and TENEX have agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology. Any decision to proceed with such a project would depend on the results of the feasibility study and would be subject to further agreement between the two parties and their respective governments. If a decision to proceed with such a project is made in the future, we would not expect to deploy such a project until after completion of the American Centrifuge project.

The 104 reactors in the United States and more than 300 reactors around the world will need fuel for many years. We are deploying the ACP as a more cost competitive technology to replace our existing gaseous diffusion technology to meet existing demands. Construction of the ACP began in 2007 after issuance of a construction and operating license by the U.S. Nuclear Regulatory Commission (“NRC”). Our plan is to expand the facility over time so that it can eventually replace the capacity of the Paducah GDP. We have invested over $2 billion in the American Centrifuge project but need significant additional financing to complete the plant. In 2008, we applied for a $2 billion loan guarantee from DOE for construction of the ACP. We significantly demobilized construction and machine manufacturing activities in 2009 due to delays in obtaining financing through DOE’s Loan Guarantee Program. However, we have continued limited manufacturing, assembling and operating of centrifuge machines in the lead cascade test and demonstration program and ongoing development efforts. We have production-ready AC100 machines operating in the lead cascade and we are building additional centrifuge machines to accumulate machine hours that will provide further assurance of performance, reliability and plant availability. We believe in the American Centrifuge technology and have been working with DOE since October 2010 on the terms of a conditional commitment for a $2 billion loan guarantee for the American Centrifuge project. In April 2011, the DOE Loan Guarantee Program Office substantially completed the due diligence and negotiation stage of the application process, including a draft term sheet, and advanced the ACP application to the next phase for review in parallel by DOE’s credit group and by the Office of Management and Budget, the Department of the Treasury and the National Economic Council. DOE has recently indicated that it believes that USEC needs to further improve its financial and project execution depth to achieve a manageable credit subsidy cost estimate and to proceed with the DOE loan guarantee. We are working with DOE and DOE’s advisors on reviewing structuring options to address DOE’s remaining concerns in order to move forward on the American Centrifuge Project and to obtain a conditional commitment and DOE loan guarantee. For additional details, refer to “American Centrifuge Plant Update” below.

One area of industry focus coming out of the events at Fukushima has been the amount of used nuclear fuel stored underwater in pools at nuclear facilities around the world. In the United States alone, there are many tens of thousands of spent fuel assemblies being stored in large pools in protected areas at the power plants. The federal government had focused on Yucca Mountain as the nation's used fuel repository site and Congress confirmed DOE's selection of the site in 2002. However, now DOE is seeking to halt the repository by requesting to withdraw a license application with the NRC. The future of the repository is highly uncertain. Regulators in the United States have continued to assert the safety of both wet and dry storage of used nuclear fuel; however, in this operating environment, plant operators may increasingly turn to dry cask storage technology to off-load older and cooler nuclear fuel assemblies from their spent fuel pools. This may increase near-term demand for dry cask storage systems.  NAC International Inc. (“NAC”), a wholly owned USEC subsidiary, has a full range of dry cask storage systems, including the MAGNASTOR® System, the highest capacity system currently being delivered to customers.

NAC competes with two companies in the United States and has a market share that is roughly 30% of installed, multi-purpose canister concrete storage systems. We estimate the accessible and uncommitted global market over the next 10 years for used fuel storage systems to be roughly $1.5 billion, and this market could increase if utilities’ used fuel storage plans are revised to transfer more fuel stored in pools into dry storage casks to reduce pool heat loads.

NAC is well prepared to support the market if there is expanded interest from utilities seeking to proactively move additional used fuel out of storage pools or if there are regulatory-driven mandates. Revenue for NAC is reported by the Company as part of the contract services segment and as services at the former Portsmouth plant wind down going forward, NAC’s operations will account for a majority of revenue in the contract services segment.

We ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Over the past decade, we maintained the Portsmouth site under contract with DOE. As part of our contract to maintain the facility in a state of “cold shutdown”, we were directed during 2009 and 2010 to accelerate preparation for decontamination and decommissioning (“D&D”) of the facility. As previously reported, DOE awarded a contract for the D&D of the Portsmouth site in August 2010 to a joint venture between Fluor Corp. and The Babcock & Wilcox Company. Our contract to maintain the facility in a state of cold shutdown expired in March 2011.  We entered into an agreement with DOE to de-lease and return to DOE all remaining facilities at the Portsmouth site except for those facilities leased for the ACP. The de-lease of these facilities is currently anticipated to occur in the third quarter of 2011. Until the facilities are de-leased, USEC will continue to provide services to DOE and its contractors under cost reimbursement type contracts. With the transition of Piketon site services to the new D&D contractor, revenue for our contract services segment will decrease significantly going forward compared to prior periods. For additional details, refer to the “Contract Services Segment” section below.

USEC remains focused on our stated goals for 2011:

•	To negotiate and close on a $2 billion DOE loan guarantee and other financing necessary to complete the ACP, as discussed in “American Centrifuge Plant Update” and “Liquidity and Capital Resources”;

•	To pursue new power purchase contracts and other arrangements to support Paducah operations during the transition to the ACP; and

•	To successfully manage the transition of our cold shutdown work at the Portsmouth site and enhance the opportunities of our NAC International subsidiary.

American Centrifuge Plant Update

We are at a critical point regarding continued funding for the American Centrifuge project.  To continue our current pace of spending and maintain our current investment in the ACP, we need to obtain a conditional commitment for the loan guarantee from DOE and close on the $50 million second phase of the strategic investment by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), an affiliate of The Babcock & Wilcox Company. The second closing of the strategic investment by Toshiba and B&W is conditioned on our obtaining a conditional commitment for a loan guarantee of not less than $2 billion from DOE.  The securities purchase agreement governing the transaction provided that it may be terminated by us or each of the investors (as to such investor’s obligations) if the second closing did not occur by June 30, 2011.  We did not receive a conditional commitment from DOE by June 30th and therefore did not close on the second phase of the strategic investment by that date. On June 30, 2011, we entered into a standstill agreement with Toshiba and B&W pursuant to which each party agreed not to exercise its right to terminate the securities purchase agreement prior to August 15, 2011. Our ability to continue spending will be subject to our cash flow from operations and liquidity. Without a conditional commitment, we likely would have to further demobilize and reduce investment in the project.

We have been working with DOE since October 2010 on the terms of a conditional commitment for a $2 billion loan guarantee for the American Centrifuge project. In April 2011, the DOE Loan Guarantee Program Office substantially completed the due diligence and negotiation stage of the application process, including a draft term sheet, and advanced the ACP application to the next phase for review in parallel by DOE’s credit group and by OMB, the Department of the Treasury and National Economic Council. This review includes the establishment of an estimated range of credit subsidy cost. Credit subsidy cost is charged by the U.S. government to cover the risk of estimated shortfalls in loan repayments. It represents the net present value of the estimated long-term cost to the U.S. government of the loan guarantee. As discussed above, on June 30, 2011, we entered into a standstill agreement with Toshiba and B&W through August 15, 2011, to provide an additional limited period of time to complete this review process and obtain a decision from DOE on the conditional commitment.  DOE has recently indicated that it believes that USEC needs to further improve its financial and project execution depth to achieve a manageable credit subsidy cost estimate and to proceed with the DOE loan guarantee. We are working with DOE and DOE’s advisors on reviewing structuring options to address DOE’s remaining concerns in order to move forward on the American Centrifuge Project and to obtain a conditional commitment and DOE loan guarantee. In addition, USEC has retained financial and other advisors to assist USEC in this review of structuring options and in reviewing and pursuing strategic alternatives.

In parallel, we are continuing discussions with Toshiba and B&W with respect to the status and timing of the DOE loan guarantee process and its impact on closing of the next phase of the Toshiba and B&W investment and on the current standstill agreement. However, we have no assurance that a structuring option to address DOE’s remaining concerns or a strategic alternative transaction will be achieved or the timing thereof, that any extension or other modifications to the standstill agreement will be agreed, that the terms we have negotiated with the DOE Loan Guarantee Program Office will be approved or that the credit subsidy cost will be reasonable. After obtaining a conditional commitment, we will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on financing. Funding under a DOE loan guarantee will only occur following conditional commitment, final documentation and satisfaction of conditions to funding, which are subject to uncertainty.

In support of our DOE loan guarantee application, we continue to operate a lead cascade test and demonstration program with AC100 commercial plant machines at the Piketon, Ohio plant. On May 20, 2011, we submitted to the NRC a request to extend our operating license for the lead cascade which was scheduled to expire on August 23, 2011. On July 15, 2011, the NRC concluded that our application was complete, but deferred conducting a review of our application unless we request to continue lead cascade operations beyond the summer of 2012. Under applicable law, our license will not expire pending NRC's review of a complete application. Our suppliers are building components and we are assembling machines for the lead cascade program, demonstrating machine manufacturing capability and sustaining key infrastructure for remobilization. By increasing the number of operating machine hours we provide additional assurance of performance, reliability and plant availability.

On June 11, 2011, during a routine monthly maintenance action, an electrical fault in the plant support systems caused a power interruption that eventually led to the failure of some of the machines in the Lead Cascade. There were no injuries and there was no release of radiation or contamination as a result of this event even though most of the machines were operating on uranium gas at the time. The cost of these damaged machines was included in the $9.6 million expensed in the second quarter of previously capitalized construction work in progress costs. A thorough analysis of the event was completed and has been provided to DOE. The June event was not related to machine technology, machine design or machine manufacture. All of the available centrifuges have returned to operation in the lead cascade test and demonstration program, and additional centrifuges will be added over the next several months.

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

In recent months, as part of our effort to reduce or mitigate project risks, certain key suppliers and sub-suppliers conducted production runs in their facilities for a period of time to successfully demonstrate production of machine components and assembly at a sustained production rate that we expect to reach during high-volume machine manufacturing. The production demonstration was also intended to provide suppliers with experience that would facilitate a transition to fixed-price contracts.

Fluor Corporation is the primary engineering supplier for the commercial plant and will perform certain construction activities. Other commercial plant work will be performed by other contractors, with USEC performing construction management for those activities.

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

Customer payments for the SWU component of LEU typically average approximately $20 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle. Our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to modify, delay, suspend or shut down nuclear reactor operations within their jurisdictions.

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

	June 30,	December 31,	June 30,
	2011	2010	2010
Long-term SWU price indicator ($/SWU)	$158.00	$158.00	$160.00
UF6:
Long-term price composite ($/KgU)	193.67	190.07	168.27
Spot price indicator ($/KgU)	145.50	173.00	116.00

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

In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require USEC to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. In such cases, recognition of revenue does not occur at the time title to uranium or LEU transfers to the customer but instead is deferred until LEU to which the customer has title is physically delivered. The proportion of uranium sales to SWU sales comprising the deferred revenue balance has declined as uranium sales are declining.

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

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA that expires May 31, 2012. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has imposed an average increase over base contract prices of about 13% in first six months of 2011, 10% in 2010, 6% in 2009, and 15% in 2008. The average fuel cost adjustment in the first six months of 2011 was significantly affected by TVA’s temporary power generating capacity losses during April and May which were caused by severe tornado and thunderstorm damage, necessitating the purchase of significant volumes of higher cost replacement power. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which are substantially influenced by coal, gas and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the magnitude and the impact is uncertain given volatile energy prices and electricity demand.

Under the terms of our contract with TVA, beginning September 1, 2010, we began to buy 1,650 megawatts instead of the 2,000 megawatts we had been purchasing in non-summer months since 2007. This reduction was included in the contract to provide a transition for the TVA power system for our planned transition to production at the ACP in Ohio. In addition, as a result of flood conditions near the Paducah plant, we coordinated with TVA to ramp down power purchases to summer operation levels earlier than planned. In the summer months (June – August), we supplement the 300 megawatts we buy under the TVA contract with additional power purchased at market-based prices. We have contracted for supplemental summer power for 2011 at attractive market-based prices that are low by historical standards. We continue to evaluate our TVA load profile and production requirements through the end of the contract period with a goal of optimizing power purchases and decreasing our exposure to TVA fuel cost volatility. As part of our planning for continued operations of the Paducah GDP, we are evaluating possible sources of power for delivery after May 31, 2012, including negotiations with TVA and discussions with potential alternate sources of electricity.

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

Contract Services Segment

Revenue from Contract Services

We perform services and earn revenue from contract work through our subsidiary NAC and from contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site. USEC ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Over the past decade, we maintained the Portsmouth site under contract with DOE. As part of our contract to maintain the facility in a state of “cold shutdown”, we were directed during 2009 and 2010 to accelerate preparation for decontamination and decommissioning (“D&D”) of the facility. As previously reported, DOE awarded a contract for the D&D of the Portsmouth site in August 2010 to a new contractor. Revenue from Portsmouth’s government contract services activities, primarily related to the cold shutdown work, comprised approximately 80% of the total revenue for the contract services segment in 2010. The cold shutdown contract expired on March 28, 2011. As Portsmouth site services are transferred to the new contractor, revenue from our contract services segment will decrease significantly going forward compared to prior periods. See “– Portsmouth Facility Update” below.

DOE funded a portion of the work under the cold shutdown contract through an arrangement whereby DOE transferred uranium to us which we immediately sold. We completed six competitive sales of uranium between the fourth quarter of 2009 and the first quarter of 2011. Our receipt of the uranium is not considered a purchase by us and no revenue or cost of sales is recorded upon its sale. This is because we have no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The value of the contract work is based on the cash proceeds from the uranium sales less our selling and handling costs. The net cash proceeds from the uranium sales were recorded as deferred revenue, and revenue is recognized in our contract services segment as services are provided.

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

Contract Services Receivables

Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations. In addition, DOE historically has not approved our provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008 and 2009. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. The only completed Incurred Cost Submission audit was for the period ended June 30, 2002. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004. There is the potential for additional revenue to be recognized related to our valuation allowances pending the outcome of audits and DOE reviews. However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

Our consolidated balance sheet includes receivables from DOE or DOE contractors of $70.8 million as of June 30, 2011. Of the $70.8 million, $39.0 million are unbilled receivables where revenue has been previously recorded. Past due receivables from DOE or DOE contractors declined from $10.9 million at December 31, 2010 to $7.4 million at June 30, 2011.

Employee Transition

Under the Worker Adjustment and Retraining Notification Act (“WARN Act”), notifications of potential mass layoffs are required to be issued by an employer 60 days in advance. Accordingly, in anticipation of the transition to the new D&D contractor, WARN Act notifications were provided on January 24, 2011 to USEC employees providing services under the DOE contract. An agreement was reached with the D&D contractor and the United Steel Workers (“USW”) Local 5-689 allowing the transition from USEC of all Portsmouth workers represented by the USW to the D&D contractor on March 28, 2011. Under that agreement, no severance benefits were payable as a result of the transition. On March 8, 2011, WARN Act notifications were provided for members of the Security, Police, Fire Professionals of America (“SPFPA”) Local 66. Negotiations continue between SPFPA and the D&D contractor to transition employees represented by SPFPA when the facilities are de-leased and returned to DOE. Salaried Portsmouth site workers needed to maintain the facilities returned to DOE, including most managers and supervisors, will transition to the D&D contractor upon de-lease of the facilities. The target date previously reported as June 15, 2011 for full facility de-lease is now expected to occur in the third quarter of 2011 and will be mutually agreed to with DOE and the D&D contractor based on the duration of the NRC review and approval process. Since these salaried employees have received, or are expected to receive, substantially equivalent offers of employment, they would not be eligible to receive severance benefits upon their transition to the D&D contractor. The potential severance liability associated with the transition of services at the Portsmouth site is currently estimated to be less than $2 million, but due to continued uncertainty no costs have been accrued for severance liability as of June 30, 2011.

A summary of our employees by location follows:
		No. of Employees
Location		June 30, 2011	Dec. 31, 2010
Paducah GDP	Paducah, KY	1,188	1,185
Portsmouth site	Piketon, OH	620	1,157
American Centrifuge	Primarily Oak Ridge, TN and Piketon, OH	454	453
NAC	Primarily Norcross, GA	65	60
Headquarters	Bethesda, MD	95	94
	Total Employees	2,422	2,949

The USW and SPFPA represented 31% of our employees at June 30, 2011 and 43% of our employees at December 31, 2010.

Pension and Postretirement Benefit Costs

The cessation of certain U.S. government contract activities, the transfer of employees, and the pending transfer of certain other employees in Portsmouth triggered certain curtailment charges related to USEC’s defined benefit pension plan and postretirement health and life benefit plans. Since a substantial number of employees were expected to be leaving USEC as a result of the transitioning of our government services work to the D&D contractor, we recognized approximately $0.4 million in our cost of sales in December 2010 related to unamortized prior service costs based on our employee population at Portsmouth. USEC recognized an additional $5.1 million in cost of sales in 2011, including $1.9 million in the three months ended June 30, 2011, for curtailment charges related to the pension plan and postretirement benefit plans based on additional information and clarification on the timing and number of employees leaving USEC and refined actuarial estimates. Our curtailment charges for both the pension and postretirement health and life benefit plans reflect expected terminations for all employees transitioning at the Portsmouth site to the D&D contractor. We do not expect any additional one-time curtailment charges as a result of these employee transitions, absent a significant change in circumstances.

Portsmouth Facility Update

We lease portions of the former Portsmouth GDP from DOE. On September 30, 2010, we de-leased and returned to DOE three large process buildings and certain other Portsmouth GDP facilities. In connection with the expiration of the cold shutdown contract, we entered into an agreement with DOE regarding the full de-lease of all remaining facilities at the Portsmouth site in Ohio other than those leased for the ACP. In that agreement, DOE agreed to provide infrastructure services in support of our construction and operation of the ACP and to permit our re-lease of certain facilities in the event they are needed to provide utility services to the ACP. The de-lease of these facilities will be completed when all relevant regulatory approvals have been obtained, which is anticipated to occur in the third quarter of 2011. However, in the event the full de-lease does not occur prior to September 30, 2011 the agreement will expire unless extended by mutual agreement of the parties. At the time of de-lease of the facilities and their return to DOE, regulatory responsibility for the de-leased facilities will be transferred from the NRC to DOE. Until the facilities are de-leased, we will continue to operate such facilities and provide services to DOE and its contractors under cost reimbursement type contracts.

Under the lease agreement, ownership of plant and equipment that we leave behind transfers to DOE as well as responsibility for D&D. The turnover requirements of the lease require us to remove certain uranium and USEC-generated waste, and we accrue amounts to cover these expected costs as part of our lease turnover cost estimate. In connection with the return of facilities, DOE has agreed to accept ownership of certain low-level radioactive waste. Under the agreement, we will pay DOE its cost of disposing of such wastes which was estimated to be $7.8 million.

We also have inventories of nuclear material and equipment remaining at Portsmouth. We have agreed with DOE to swap this material for material of like value located at the Paducah GDP. During 2010, we charged approximately $1.5 million to cost of sales for inventory deemed impaired due to the estimated costs exceeding the benefits required to move certain material to another USEC location.

Estimated Contract Closeout Costs to be Billed to DOE

Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, are anticipated to be billed to DOE and recorded as revenue when contract close-out occurs. Our current estimate for these billable costs is in the range of $40 million to $50 million without considering ongoing cost reimbursable work being performed. These contract closeout costs to be billed to DOE include DOE’s share of our defined benefit pension plan, our postretirement health and life benefit plan, potential severance, remaining CAS-based net book value of assets transferred, remaining owed contract fees and other miscellaneous costs. The actual amounts are subject to a number of factors and therefore subject to significant uncertainty including uncertainty concerning the amount that may be reimbursable under contracts with DOE.

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

Expenditures related to American Centrifuge technology for the six months ended June 30, 2011 and 2010 as well as cumulative expenditures as of June 30, 2011, follow (in millions):

	Six Months Ended June 30,		Cumulative as of June 30,
	2011	2010	2011
Amount expensed (A)	$59.5	$50.7	$826.9
Amount capitalized (B)	70.8	63.6	1,249.0
Total ACP expenditures, including accruals (C)	$130.3	$114.3	$2,075.9

(A) Expense included as part of Advanced Technology Costs.
(B)  Amounts capitalized as part of property, plant and equipment total $1,213.9 million as of June 30, 2011, including capitalized interest of $101.1 million. Prepayments to suppliers for services not yet performed totaled $35.1 million as of June 30, 2011.

(C)  Total ACP expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes $8.7 million of accruals at June 30, 2011.

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

Deferred financing costs, net, includes approximately $5.1 million for costs related to the ACP project, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs related to the DOE Loan Guarantee Program will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

The continued capitalization of American Centrifuge costs is subject to ongoing review and successful project completion. If conditions change and deployment were no longer probable, costs that were previously capitalized would be charged to expense.

During the second quarter of 2011, we expensed $9.6 million of previously capitalized construction work in progress costs. This expense was charged to advanced technology costs on the consolidated statement of operations and relates to a number of centrifuge machines and the related capitalized interest allocated to the centrifuge machines. The centrifuge machines expensed are no longer considered to have future economic benefit because they were irreparably damaged during lead cascade operations. There is no machine technology, machine design or machine manufacturing issue associated with this expense.

In addition, we are currently evaluating the ongoing utility of a number of earlier AC100 centrifuge machines that may not be compatible with the current commercial plant design that were previously capitalized as part of construction work in progress. If we determine that these centrifuge machines have no future economic benefit, then we would expense up to $100 million in a subsequent quarter. We are evaluating several potential uses of these machines and the related economics for each scenario, such as use in the commercial plant as a production line, use of certain parts or subassemblies as operating spares, and for operator training. The evaluation of these centrifuge machines is expected to be completed by the end of the fourth quarter of 2011.

We significantly demobilized and reduced construction and machine manufacturing activities in the American Centrifuge project beginning in August 2009 due to uncertainty regarding project funding. However, we continue limited manufacturing, assembling and operating of centrifuge machines in the lead cascade test program and ongoing development efforts. We believe that future cash flows from the ACP will exceed our capital investment. Since we believe our capital investment is fully recoverable, except as described above, no impairment for costs previously capitalized is anticipated at this time. We will continue to evaluate this assessment as conditions change.

For a discussion regarding financing for the American Centrifuge project, see “Management’s Discussion and Analysis – Liquidity and Capital Resources.” Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Item 1A, “Risk Factors” of this report and our 2010 Annual Report on Form 10-K.

MAGNASTOR®

Advanced technology costs also include research and development efforts undertaken by NAC, relating primarily to its new generation MAGNASTOR dual-purpose concrete dry storage system for spent fuel. In February 2009, the MAGNASTOR System was added to the NRC’s list of dry storage casks approved for use under a general license. MAGNASTOR has among the largest storage capacities of any cask system approved to date. NAC continues to seek license amendments for the expanded use of the technology and submitted a license application to the NRC for certification of the MAGNASTOR transportation cask system, the MAGNATRANTM, in January 2011.

Results of Operations – Three and Six Months Ended June 30, 2011 and 2010

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

The following table presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2011	2010	Change	%
LEU segment
Revenue:
SWU revenue	$330.3	$331.0	$(0.7)	-
Uranium revenue	67.8	69.6	(1.8)	(3)%
Total	398.1	400.6	(2.5)	(1)%
Cost of sales	368.6	358.6	(10.0)	(3)%
Gross profit	$29.5	$42.0	$(12.5)	(30)%

Contract services segment
Revenue	$56.3	$59.1	$(2.8)	(5)%
Cost of sales	52.6	57.0	4.4	8%
Gross profit	$3.7	$2.1	$1.6	76%

Total
Revenue	$454.4	$459.7	$(5.3)	(1)%
Cost of sales	421.2	415.6	(5.6)	(1)%
Gross profit	$33.2	$44.1	$(10.9)	(25)%

	Six Months Ended June 30,
	2011	2010	Change	%
LEU segment
Revenue:
SWU revenue	$638.8	$597.6	$41.2	7%
Uranium revenue	81.8	85.2	(3.4)	(4)%
Total	720.6	682.8	37.8	6%
Cost of sales	675.8	625.8	(50.0)	(8)%
Gross profit	$44.8	$57.0	$(12.2)	(21)%

Contract services segment
Revenue	$114.3	$121.6	$(7.3)	(6)%
Cost of sales	112.0	107.8	(4.2)	(4)%
Gross profit	$2.3	$13.8	$(11.5)	(83)%

Total
Revenue	$834.9	$804.4	$30.5	4%
Cost of sales	787.8	733.6	(54.2)	(7)%
Gross profit	$47.1	$70.8	$(23.7)	(33)%

Revenue

The volume of SWU sales declined 1% in the three months and increased 3% in the six months ended June 30, 2011, compared to the corresponding periods in 2010, reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 1% in the three-month period and 3% in the six-month period, reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.

The volume of uranium sold declined 27% in the three months and 29% in the six months ended June 30, 2011, compared to the corresponding periods in 2010, reflecting declines in uranium inventory available for sale. The average price increased 35% in the three months and 36% in the six months reflecting the particular price mix of contracts under which uranium was sold.

Revenue from the contract services segment declined $2.8 million in the three months and $7.3 million in the six months ended June 30, 2011, compared to the corresponding periods in 2010. Contract service revenues at Portsmouth and Paducah declined $10.7 million in the three-month period and $18.0 million in the six-month period. These declines reflect reduced site services at Portsmouth as work is transferred to the new D&D contractor as well as fee recognition on certain contracts in the first quarter of 2010. Revenues by NAC increased $7.9 million in the three-month period and $10.7 million in the six-month period primarily as result of increased sales of dry cask storage systems.

Cost of Sales

Cost of sales for the LEU segment increased $10.0 million in the three months ended June 30, 2011, compared to the corresponding period in 2010, primarily due to higher unit costs, partially offset by lower uranium sales volumes. Cost of sales for the LEU segment increased $50.0 million in the six months ended June 30, 2011, compared to the corresponding period in 2010, primarily due to higher unit costs and higher SWU sales volumes, partially offset by lower uranium sales volumes.

Cost of sales per SWU was 10% higher in the three months and 9% higher in the six months ended June 30, 2011 compared to the corresponding periods in 2010. In the second quarter of 2010, cost of sales and other long-term liabilities were reduced by $7.8 million due to a change in estimate of our share of future demolition and severance costs for a power plant that was built to supply power to the Paducah GDP.  Excluding the effect of this change in estimate in the prior period, cost of sales per SWU was 7% higher in both the three- and six-month periods of 2011 compared to the corresponding periods in 2010.

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

Production costs declined $38.0 million (or 18%) in the three months and $50.2 million (or 11%) in the six months ended June 30, 2011, compared to the corresponding periods in 2010, as production volume declined to more closely match anticipated sales for the year. Production volume declined 25% and 20% in the three- and six-month periods, respectively, and the unit production cost increased 9% and 10%. Under our power contract with the Tennessee Valley Authority, beginning September 1, 2010, the power that we purchase from TVA during the non-summer months (September – May) was reduced from 2,000 megawatts to 1,650 megawatts. As a result, megawatt hours purchased declined 27% in the three-month period and 21% in the six-month period. The average cost per megawatt hour increased 3% in the three-month period and 7% in the six-month period. The higher prices reflect higher TVA fuel cost adjustments as well as the fixed, annual increase in the TVA contract price. In the three months ended June 30, 2011, the effect of higher prices under the TVA contract was partially offset by supplemental power purchases at low market-based prices.

We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract declined $43.1 million in the six months ended June 30, 2011 compared to the corresponding period in 2010, reflecting decreased volume due to the timing of deliveries partially offset by a 3% increase in the market-based unit purchase cost.

Cost of sales in the three and six months ended June 30, 2011 for the contract services segment reflect curtailment charges of $1.9 million and $5.1 million, respectively, for the retirement benefit plans in connection with the transition of USEC employees to a new contractor following the expiration of the cold shutdown contract on March 28, 2011 (refer to the “Contract Services Segment” section above for details). Cost of sales for the contract services segment declined $4.4 million in the three months ended June 30, 2011, compared to the corresponding period in 2010, reflecting reduced contract services work at Portsmouth, partially offset by increased sales by NAC and the curtailment charge. Cost of sales for the contract services segment increased $4.2 million in the six months ended June 30, 2011, compared to the corresponding period in 2010, reflecting increased sales by NAC and the curtailment charge, partially offset by reduced contract services work at Portsmouth.

Gross Profit

Gross profit declined $10.9 million in the three months ended June 30, 2011 compared to the corresponding period in 2010. Our gross profit margin was 7.3% in the three months ended June 30, 2011 compared to 9.6% in the corresponding period in 2010. Gross profit for the LEU segment declined $12.5 million in the three-month period due to higher unit costs, partially offset by higher average selling prices for SWU and uranium.

Gross profit for the contract services segment increased $1.6 million in the three months ended June 30, 2011, compared to the corresponding period in 2010, reflecting increased profit for NAC and partially offset by a $1.9 million retirement benefit plan curtailment charge in the current period in connection with the transition of USEC employees to a new contractor following the expiration of the cold shutdown contract on March 28, 2011.

Gross profit declined $23.7 million in the six months ended June 30, 2011 compared to the corresponding period in 2010. Our gross profit margin was 5.6% in the six months ended June 30, 2011 compared to 8.8% in the corresponding period in 2010. Gross profit for the LEU segment declined $12.2 million in the six-month period due to higher unit costs, partially offset by higher average selling prices for SWU and uranium.

Gross profit for the contract services segment declined $11.5 million in the six months ended June 30, 2011, compared to the corresponding period in 2010, reflecting fee recognition on certain contracts in the prior period as well as $5.1 million in retirement benefit plan curtailment charges in the current period, partially offset by increased profit for NAC.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2011	2010	Change	%
Gross profit	$33.2	$44.1	$(10.9)	(25)%
Advanced technology costs	33.5	26.0	(7.5)	(29)%
Selling, general and administrative	16.7	14.3	(2.4)	(17)%
Other (income)	-	(10.3)	(10.3)	-
Operating income (loss)	(17.0)	14.1	(31.1)	(221)%
Interest expense	0.1	0.1	-	-
Interest (income)	(0.1)	(0.1)	-	-
Income (loss) before income taxes	(17.0)	14.1	(31.1)	(221)%
Provision for income taxes	4.2	6.9	2.7	39%
Net income (loss)	$(21.2)	$7.2	$(28.4)	(394)%

	Six Months Ended June 30,
	2011	2010	Change	%
Gross profit	$47.1	$70.8	$(23.7)	(33)%
Advanced technology costs	60.2	51.7	(8.5)	(16)%
Selling, general and administrative	32.2	29.4	(2.8)	(10)%
Other (income)	(3.7)	(20.0)	(16.3)	(82)%
Operating income (loss)	(41.6)	9.7	(51.3)	(529)%
Interest expense	0.1	0.1	-	-
Interest (income)	(0.3)	(0.2)	0.1	50%
Income (loss) before income taxes	(41.4)	9.8	(51.2)	(522)%
Provision (benefit) for income taxes	(3.6)	12.3	15.9	129%
Net (loss)	$(37.8)	$(2.5)	$(35.3)	(1412)%

Advanced Technology Costs

Advanced technology costs increased $7.5 million in the three months and $8.5 million in the six months ended June 30, 2011, compared to the corresponding periods in 2010. In the second quarter of 2011, we expensed $9.6 million of previously capitalized construction work in progress costs relating to a number of centrifuge machines and associated capitalized interest costs. The centrifuge machines expensed are no longer considered to have future economic benefit because they were irreparably damaged during lead cascade operations. Advanced technology costs include expenses by NAC to develop and expand its MAGNASTOR storage and transportation technology of $0.7 million in the six months ended June 30, 2011 and $1.0 million in the corresponding period of 2010.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.4 million in the three months ended June 30, 2011 compared to the corresponding period in 2010, reflecting an increase of $1.1 million in salary, employee benefit and other compensation costs, an increase of $0.3 million in consulting costs and a favorable lease adjustment of $0.5 million in the second quarter of 2010.  Selling, general and administrative expenses increased $2.8 million in the six months ended June 30, 2011 compared to the corresponding period in 2010, reflecting an increase of $1.4 million in salary, employee benefit and other compensation costs, an increase of $0.2 million in consulting costs and a favorable lease adjustment of $0.5 million in the second quarter of 2010.

Other (Income)

In January 2011, we executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange, we recognized a gain on debt extinguishment of $3.1 million in the first quarter of 2011.

In March 2010, we reached a cooperative agreement with DOE to provide for pro-rata cost sharing support for continued funding of American Centrifuge activities with a total cost of $90 million. DOE made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which released encumbered funds for investment in the American Centrifuge technology that we had otherwise committed to future depleted uranium disposition obligations. The program was completed in January 2011 when we made the final qualifying expenditures of $1.2 million. DOE’s contribution on a 50% pro rata basis, or $0.6 million, was recognized as other income in the first quarter of 2011. In the six months ended June 30, 2010, we made qualifying American Centrifuge expenditures of $40.0 million. DOE’s contribution on a 50% pro rata basis, or $20.0 million, was recognized as other income in the six months ended June 30, 2010.

Interest Expense and Interest Income

Interest expense was unchanged compared to the corresponding periods in 2010 at $0.1 million in the three and six months ended June 30, 2011. Interest costs capitalized increased from $12.9 million in the six months ended June 30, 2010 to $21.6 million in the six months ended June 30, 2011, reflecting the convertible preferred stock issued in September 2010 and credit facility term loan funded in October 2010.

Interest income was unchanged in the three months and increased $0.1 million in the six months ended June 30, 2011, compared to the corresponding periods in 2010, reflecting higher average cash balances.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was $4.2 million in the three months and $(3.6) million in the six months ended June 30, 2011.  The decrease in the provision (benefit) for income taxes compared to the three months ended March 31, 2011 is primarily due to a decrease in the expected 2011 loss before taxes and an increase in non-deductible paid-in kind dividends associated with the investment by Toshiba and B&W in the second half of 2011.  The first and second quarter 2011 income tax provisions include a $0.3 million benefit for the reversal of previously accrued amounts associated with liabilities for unrecognized benefits.

Excluding the reversal of previously accrued amounts associated with liabilities for unrecognized benefits, the overall effective rate for 2011 is expected to result in a benefit for income taxes of 8% compared to a provision for income taxes of 72% for 2010.  This difference between 2010 and 2011 primarily results from 2010 having income before income taxes and 2011 having an expected loss before income taxes.  If 2011 was expected to have income levels comparable to 2010, the 2011 effective income tax rate would be approximately 60%.  The difference between the federal statutory rate of 35% and the 2011 effective income tax rate of 8% is primarily due to the low level of 2011 expected loss.  In addition, the 2010 provision for income taxes included a one-time charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Healthcare Act”) signed into law at the end of March 2010. The charge was due to a reduction in our deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. The 2011 effective income tax rate decrease is also impacted by lower estimated federal research credits in 2011 compared to 2010.

Net (Loss)

Net income declined $28.4 million in the three months and $35.3 million in the six months ended June 30, 2011 compared to the corresponding periods in 2010, primarily due to the after-tax effects of the declines in LEU segment profits and other income. Additional factors affecting the six-month period include the after-tax effects of the declines in contract services profits, partially offset by the tax provision charge of $6.5 million in the prior period related to the effect of changes in tax laws on our deferred tax assets.

2011 Outlook Update

USEC is providing a mid-year update to our 2011 financial guidance. We expect revenue for the full year to be $1.7 billion, unchanged from our initial guidance.  Within that total revenue, we expect SWU revenue to be slightly below $1.4 billion and uranium revenue to be $150 million. Our projection for SWU volume sold has declined by 3% from earlier guidance but we continue to see a 3% increase in the average price billed to customers. The contract services segment, which includes the close-out of work for DOE at the former Portsmouth Gaseous Diffusion Plant, is now expected to have revenue of approximately $200 million or $50 million more than our initial guidance. The higher revenue reflects additional services provided by USEC as the decontamination and decommissioning project at Portsmouth is handed over to a DOE contractor and additional sales of dry storage systems by our subsidiary, NAC International.

On the cost side of the LEU segment, electric power continues to be the largest cost component at approximately 70% of the cost of SWU production. Under the terms of our contract with TVA, we are buying less electricity in 2011 than in 2010. We also coordinated with TVA to ramp down power purchases to our summer operations level earlier than planned due to flooding in the Tennessee Valley. The resulting reduction in power purchases will lower our cost of sales, partially offset by higher than expected fuel cost adjustments paid to TVA. We continue to evaluate our TVA load profile and production requirements through the end of our power supply contract with a goal of optimizing power purchases and decreasing our exposure to TVA fuel cost volatility. We produce approximately half of our SWU supply and purchase half from Russia under the Megatons to Megawatts program. The purchase price paid to Russia in 2011 is 3% higher than in 2010, but the average inventory cost reflects the impact of an 8% increase in purchase cost in 2010 compared to 2009.

Over the past several years, the year-over-year increase in the cost of electricity and purchase price of SWU from Russia has been greater than the increase in our average price billed to customers, which has tightened gross margins. However, based on lower production costs in 2011 and slightly higher average prices billed to customers than anticipated in our prior guidance, we now anticipate our gross profit margin for 2011 will be approximately 6%, an improvement over our initial guidance of 4% to 5%.  Based on this revised guidance, we expect the gross profit for 2011 to be approximately $100 million.

Below the gross profit line, we expect our selling, general and administrative expense to be approximately $60 million. The amount of spending related to the American Centrifuge project continues to be a function of our progress toward a conditional commitment and timely financial closing on a DOE loan guarantee and related funding. We expect total spending, both capitalized and expensed, to be approximately $145 million through August 31, 2011. As previously disclosed, our spending on the American Centrifuge in 2011 has been incrementally allocated as we continue to evaluate our spending plan and our path toward a DOE loan guarantee commitment. Spending on the project has a significant effect on net income and cash flow, and because the spending level continues to be uncertain, USEC is not providing guidance on net income or cash flow at this time. Taking into account spending on the project to date and our anticipated gross profit margin, we expect to report a net loss each quarter in 2011. We do, however, expect our current enrichment operations to generate positive cash flow from operations.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect our results are:

•	Changes to the electric power fuel cost adjustment or changes to our power purchases from our current projection;

•	Closing out contract services work at Portsmouth and recognition of estimated contract closeout costs to be recovered from DOE as well as amounts previously billed and owed;

•	Movement and timing of customer orders;

•	Actions by DOE regarding financing of the American Centrifuge and supporting its continued development;

•	Ongoing review and evaluation of the value of capitalized costs that are part of ACP construction that could be charged to expense;

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers; and

•	The timing of recognition of previously deferred revenue.

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

We expect our cash balance, internally generated cash from our LEU operations and services provided by our contract services segment, and available borrowings under our revolving credit facility will provide sufficient cash to meet our needs for at least 12 months. This assumes the renewal of the revolving credit portion of the credit facility and the repayment of the term loan portion of the credit facility at maturity. The credit facility matures on May 31, 2012. However, as described below, this does not include continuing at our current level of spending on the ACP. To continue our current pace of spending and maintain our current investment in the ACP, we must obtain additional capital in the third quarter of 2011. Additional funds may be necessary sooner than we currently anticipate if we are not successful in our efforts to conserve cash or in the event we are required to fund unanticipated payments to suppliers, increases in financial assurance, any shortfall in our estimated levels of operating cash flow or available borrowings under the revolving credit facility, or to meet other unanticipated expenses. If necessary, we will further reduce our anticipated spending on the American Centrifuge project, providing additional flexibility to address unanticipated cash requirements, however, this will likely have a significant adverse impact on the project.

We need significant additional financing to complete construction of the American Centrifuge Plant and we have already reduced the scope of project activities until we have that financing. We expected to fund continued spending on the ACP through the closing on a DOE loan guarantee, using the proceeds from the first two phases of the investment from Toshiba and B&W and through our cash flow from existing operations. However, we have reached a critical point regarding continued funding for the American Centrifuge project. We need to obtain a conditional commitment for the loan guarantee from DOE and close on the $50 million second phase of the strategic investment by Toshiba and B&W in order to maintain the current project spending level. Our ability to continue spending will be subject to our cash flow from operations and liquidity. Without a conditional commitment, we likely would have to further demobilize the project and reduce investment, which would have a material adverse impact on the project.

We have been working with DOE since October 2010 on the terms of a conditional commitment for a $2 billion loan guarantee for the American Centrifuge project. In April 2011, the DOE Loan Guarantee Program Office substantially completed the due diligence and negotiation stage of the application process, including a draft term sheet, and advanced the ACP application to the next phase for review in parallel by DOE’s credit group and by OMB, the Department of the Treasury and NEC. This review includes the establishment of an estimated range of credit subsidy cost. As discussed below, on June 30, 2011, USEC entered into a standstill agreement with Toshiba and B&W through August 15, 2011, to provide an additional limited period of time to complete this review process and obtain a decision from DOE on the conditional commitment. DOE has recently indicated that it believes that USEC needs to further improve its financial and project execution depth to achieve a manageable credit subsidy cost estimate and to proceed with the DOE loan guarantee. We are working with DOE and DOE’s advisors on reviewing structuring options to address DOE’s remaining concerns in order to move forward on the American Centrifuge Project and to obtain a conditional commitment and DOE loan guarantee. In addition, we have retained financial and other advisors to assist USEC in this review of structuring options and in reviewing and pursuing strategic alternatives.

In May 2010, Toshiba and B&W signed a securities purchase agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W each agreed to invest $100 million in USEC over three phases, each of which is subject to specific closing conditions.  Closing for the first phase occurred in September 2010 and USEC received $75 million. Closing on the second phase of $50 million is subject to closing conditions, including obtaining a conditional commitment for a $2 billion loan guarantee from DOE. Closing on the third phase of $75 million is subject to additional closing conditions, including closing on a $2 billion loan guarantee.  For their investment, the companies received convertible preferred stock as well as warrants to purchase shares of common stock, which are exercisable in the future. The securities purchase agreement provided that if the second closing did not occur by June 30, 2011, the agreement may be terminated by USEC or each of the investors (as to such investor’s obligations). USEC did not receive a conditional commitment from DOE by June 30th and therefore did not close on the second phase of the strategic investment by that date. On June 30, 2011, USEC entered into a standstill agreement with Toshiba and B&W whereby each of the parties agreed not to exercise its right to terminate prior to August 15, 2011.

USEC is continuing discussions with Toshiba and B&W with respect to the status and timing of the DOE loan guarantee process and its impact on closing of the next phase of the Toshiba and B&W investment and on the current standstill agreement. However, USEC has no assurance that a structuring option to address DOE’s remaining concerns or a strategic alternative transaction will be achieved or the timing thereof, that any extension or other modifications to the standstill agreement will be agreed, that the terms USEC has negotiated with the DOE Loan Guarantee Program Office will be approved or that the credit subsidy cost will be reasonable. After obtaining a conditional commitment, USEC will need to conclude final documentation and satisfy any technical, financial and other conditions to funding in order to close on financing. Funding under a DOE loan guarantee will only occur following conditional commitment, final documentation and satisfaction of conditions to funding, which are subject to uncertainty.

To complete the project, we will require additional funding beyond the $2 billion DOE loan guarantee, proceeds from the investment from Toshiba and B&W, and internally generated cash flow. In order to obtain a DOE loan guarantee, we will need to demonstrate that sufficient capital is available to complete the project. We initiated in 2010, and continue to have discussions with Japanese export credit agencies regarding financing $1 billion of the cost of building the plant. However, we have no assurance that they will provide the financing needed and on what terms or that we will not need additional capital.

In August 2010, we announced our estimated cost of approximately $2.8 billion to complete the American Centrifuge project from the point of closing on financing. The $2.8 billion estimate is a go-forward cost estimate and does not include our investment to date, spending up to closing on financing needed to complete the plant, overall project contingency, financing costs or financial assurance. This estimate included AC100 machine manufacturing and assembly, engineering, procurement and construction (“EPC”) costs and related balance-of-plant work, start-up and initial operations, and project management. We have been working with our suppliers to update the scope, cost and schedule to build the ACP and we continue to work with our suppliers to refine our estimates and seek reductions in the project cost. Since August 2010, plant design has matured and financial closing continues to be delayed.  As a result of more mature plant design, potential changes in material costs and continuing uncertainty with respect to the timing of financial closing, we expect this go-forward cost estimate to increase but we will continue to work with our suppliers to limit any potential increase. Prices from our suppliers are valid for only limited periods of time and until we have clarity on the timing for closing on a DOE loan guarantee, we will be unable to provide a reasonably static estimate of go-forward costs.  In addition, to the extent we are forced to further demobilize the ACP as a result of continued delays, our estimated costs for the project will also increase for remobilization and other costs.

In addition, we are currently evaluating the appropriate level for the overall project contingency taking into account the level of risk given the maturity of the project and pending discussions with DOE regarding obtaining a loan guarantee. We are also evaluating the financing costs and financial assurance required for the project, which will be affected by, among other things, the overall financing plan for the project, the amount of the credit subsidy cost for any DOE loan guarantee, and the amount and sources of the additional financing we need to complete the project.

We are seeking to fund the costs to complete the American Centrifuge project and additional amounts that are needed to cover overall project contingency, financing costs and financial assurance through a combination of the $2 billion of DOE loan guarantee funding for which we have applied, the proceeds from the third phase of the investment from Toshiba and B&W of $75 million, additional funding from Japanese export credit agencies of $1 billion or from other third parties, cash on hand and prospective cash flow from existing USEC operations, and prospective reinvested project cash generated during construction. However, we may need to identify additional sources of capital. Many of these sources of capital are inter-related. For example, the third phase of investment from Toshiba and B&W is contingent upon the closing of a DOE loan guarantee and in order to close on a DOE loan guarantee we will need to demonstrate that all sources of capital needed to complete the project are available. We have no assurance that we will be successful in raising this capital.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2011	2010
Net Cash Provided by Operating Activities	$285.6	$173.2
Net Cash (Used in) Investing Activities	(91.0)	(84.9)
Net Cash (Used in) Financing Activities	(5.4)	(12.1)
Net Increase in Cash and Cash Equivalents	$189.2	$76.2

Operating Activities

The decline in accounts receivable provided cash of $174.6 million in the six months ended June 30, 2011. The decrease resulted from above-average sales in the fourth quarter of 2010 due to the timing of customer orders and deliveries. Net inventories declined $173.9 million in the six-month period, providing monetization of inventory produced in the prior year. Payables under the Russian Contract declined $56.0 million due to the timing of deliveries, representing a significant use of cash flow in the six months ended June 30, 2011.

Investing Activities

Capital expenditures were $91.0 million in the six months ended June 30, 2011, compared with $87.9 million in the corresponding period in 2010. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed.

Financing Activities

Borrowings and repayments under the revolving credit facility were each less than $0.1 million in the six months ended June 30, 2011.

There were 123.0 million shares of common stock outstanding at June 30, 2011, compared with 115.2 million at December 31, 2010, an increase of 7.8 million shares (or 7%). In January 2011, we executed an exchange with a noteholder whereby we received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes.

Working Capital
	June 30,	December 31,
	2011	2010
	(millions)
Cash and cash equivalents	$340.2	$151.0
Accounts receivable, net	134.0	308.6
Inventories, net	632.8	806.7
Credit facility term loan, current	(85.0)	-
Other current assets and liabilities, net	(205.0)	(280.7)
Working capital	$817.0	$985.6

The credit facility term loan of $85.0 million matures May 31, 2012 and is included in current liabilities as of June 30, 2011 and long-term debt as of December 31, 2010.

Capital Structure and Financial Resources

At June 30, 2011, our debt consisted of a term loan of $85.0 million due May 31, 2012 under our credit facility and $530.0 million in 3.0% convertible senior notes due October 1, 2014.

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

Our debt to total capitalization ratio was 35% at June 30, 2011 and 36% at December 31, 2010, including convertible preferred stock of $83.3 million which is classified as a liability.

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

•	the adjusted LIBO Rate (with a floor of 2%) plus 7.5%.

The interest rate for the term loan was 9.5% as of June 30, 2011, which equals the floor plus 7.5%.

Utilization of our credit facility at June 30, 2011 and December 31, 2010 follows (in millions):

	June 30,	December 31,
	2011	2010
Borrowings under the revolving credit facility	$-	$-
Term loan due May 31, 2012	85.0	85.0
Letters of credit	7.3	17.3
Available credit	217.7	207.7

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

On June 20, 2011, the credit facility agreement was amended to provide increased flexibility for continued investment in the American Centrifuge project. Before the amendment, the credit facility agreement permitted USEC to spend up to $165 million in the aggregate over the term of the credit facility on the American Centrifuge project, subject to certain limitations and exceptions. The amendment removes this spending restriction. The credit facility agreement, as amended, instead restricts spending on the American Centrifuge project if Availability falls below $100 million, as described below:

Requirement	Outcome
Availability ≥ $100 million
If not maintained, then the aggregate amount of spending on the American Centrifuge project (1) made in any calendar month shall not exceed $5 million and (2) made in the aggregate shall not exceed $25 million until the 60th consecutive day after minimum Availability is restored.

“Availability” means, the lesser of (i) aggregate lender commitments and (ii) the sum of eligible receivables and eligible inventory, subject to caps, less the sum of (x) outstanding loan balances and accrued interest, fees and expenses, and (y) letters of credit issued, except to the extent cash collateral has been posted to support the letters of credit. Aggregate lender commitments include both commitments of the revolving lenders and the outstanding principal amount of the term loan.

Availability was $216.9 million as of June 30, 2011 and $206.8 million as of December 31, 2010. We expect to have borrowings under the credit facility in the latter half of 2011.

The remaining restrictions in the credit facility on spending on the American Centrifuge project continue to not restrict the investment of proceeds of grants and certain other financial accommodations (excluding proceeds from the issuance of debt or equity by the borrowers) that may be received from DOE or other third parties that are specifically designated for investment in the American Centrifuge project.

Under the terms of the credit facility, borrowings under the revolving credit facility are subject to limitations based on Availability. The amendment changes two restrictive provisions as follows:

Previous Requirement	New Requirement	Outcome
Availability ≥ greater of 10% of aggregate lender commitments or $32.5 million	Availability ≥ the sum of (a) greater of (i) 10% of aggregate lender commitments or (ii) $32.5 million plus (b) $17.5 million	If not met at any time, an event of default is triggered.
Availability ≥ $75.0 million`	Availability ≥ $100.0 million	If not met at any time, fixed charge ratio required to be 1.00 to 1.00 until the 90th consecutive day Availability is restored.

The credit facility includes provisions permitting transfer of assets related to the American Centrifuge project to enable USEC to separately finance the American Centrifuge project. The USEC subsidiaries created to carry out future commercial American Centrifuge activities will not be guarantors under the credit facility, and their assets will not be pledged as collateral.

The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings if certain requirements are not met. As of June 30, 2011 and December 31, 2010, we had met all of the reserve provision requirements by a large margin.

The credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of collateral, and payment of dividends or other distributions. As of June 30, 2011 and December 31, 2010, we were in compliance with all of the various customary operating and financial covenants. In addition, our credit facility prohibits our payment of cash dividends or distributions to holders of our common stock. Complying with these covenants may limit our flexibility to successfully execute our business strategy. Failure to satisfy the covenants would constitute an event of default under the credit facility.

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

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the six months ended June 30, 2011 follows (in millions):

	December 31, 2010	Additions	Amortization	June 30, 2011
Other current assets:
Bank credit facilities	$7.4	$0.5	$(2.6)	$5.3

Deferred financing costs (long-term):
Convertible notes	$8.1	$-	$(1.6)	$6.5
ACP project	2.5	2.6	-	5.1
Deferred financing costs	$10.6	$2.6	$(1.6)	$11.6

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, and the surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2010 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at June 30, 2011 or December 31, 2010.

 Contractual Obligations Update

On March 23, 2011, we signed a multi-year contract with TENEX for the 10-year supply of Russian LEU beginning in 2013 through 2022.  The new contract was approved by the Russian State Atomic Energy Corporation (“Rosatom”) on May 11, 2011.  The effectiveness of the new commercial contract between TENEX and USEC is subject to completion of administrative arrangements between the U.S. and Russian governments under the agreement for cooperation in nuclear energy between the United States and the Russian Federation. The pricing terms for SWU under the contract are based on a mix of market-related price points and other factors. The contract provides USEC the option to increase or decrease the amount of the firm commitment SWU to be purchased for a given year by up to a total of plus or minus 5%.  For years 2015 through 2019, in addition to its option to decrease the amount of any firm commitment SWU to be purchased during such year by up to 5%, USEC will have the option to defer up to an additional 5% of the amount of the firm commitment SWU to be purchased in such year and instead purchase the deferred amount in years 2020 through 2022. TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU. USEC’s purchase commitment under the contract during the ten-year period is estimated to be approximately $2.8 billion excluding contractual options to increase or decrease volumes. Actual amounts will also vary based on changes in the price points and other pricing elements.

New Accounting Standards Not Yet Implemented

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on fair value measurements and related disclosures. The new guidance represents the converged guidance of the FASB and the International Accounting Standards Board, providing a consistent definition of fair value and common requirements for measurement and disclosure of fair value between GAAP and International Financial Reporting Standards (“IFRS”). The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied prospectively. This requirement will become effective for USEC beginning with the first quarter of 2012 and we are evaluating the impact of adopting this guidance on our financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. The new guidance requires companies to present the components of net income and other comprehensive income either in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The new guidance does not change the items that must be reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied retrospectively for all periods presented. This requirement will become effective for USEC beginning with the first quarter of 2012 and we are evaluating the impact of adopting this guidance on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2011, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At June 30, 2011, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million and a credit facility term loan of $85.0 million. The fair value of the convertible notes, based on the trading price as of June 30, 2011, was $379.0 million. The fair value of the term loan as of June 30, 2011, using the change in market value of an index of loans of similar credit quality based on published credit ratings, was $85.4 million.

The estimated fair value of our convertible preferred stock at June 30, 2011, including accrued paid-in-kind dividends declared payable July 1, 2011, was equal to the liquidation value of $1,000 per share or $83.3 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent earthquake and tsunami in Japan caused significant damage to a multi-unit nuclear power station at Fukushima, including, as announced by the plant operator, The Tokyo Electric Power Company of Japan, Inc. (“TEPCO”), the permanent closure of at least four reactors due to the damage and radiation at the plant.  Japan has categorized the severity level of the Fukushima nuclear crisis at the maximum level 7 on the International Nuclear Event Scale (“INES”), which is the level of the Chernobyl, Ukraine accident in 1986.  It is too early to know the long term impact of the recent events in Japan, however, the events have created significant uncertainty and our business, results of operations and prospects could be materially and adversely affected.

We have long been a leading supplier of low enriched uranium (“LEU”) to Japan. Over the last three years, sales to Japan have accounted for approximately 10% to 15% of our revenue. TEPCO has historically been one of our customers.  We had already delivered the LEU to fuel fabricators expected to be used in 2011 for refueling of reactors by utility customers most directly affected by the earthquake. However, our backlog during the years 2012-2013 includes sales to customers most directly affected by the earthquake of approximately $20 million.  These sales could be affected and there may be additional sales affected as the situation develops. As of June 30, 2011, estimated future revenue from Japanese utilities under contracts in our backlog during the period 2012 through 2020 is expected to be approximately 20% of the total backlog for that period.  In addition, as of June 30, 2011, more than half of Japan’s nuclear reactors remained out of service for inspections or awaiting government approval to restart. The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to safety or other concerns raised by the Japanese disaster could have an impact on near term supply and demand for LEU. If other suppliers have near term deliveries that are cancelled or delayed due to shutdown reactors or delays in reactor refuelings, they could seek to sell that excess supply in the market. This could adversely affect our success in selling our LEU and have an adverse effect on our cash flow and results of operations in future years.

The recent events in Japan could have an adverse impact on our ability to successfully finance and deploy the American Centrifuge project.  We are seeking to finance the American Centrifuge project through a combination of a $2 billion DOE loan guarantee, the remaining two phases of the strategic investment by Toshiba Corporation and Babcock & Wilcox Investment Company, Japanese export credit agencies (“ECAs”) financing of $1 billion, and internally generated cash flow.  In addition to the potential impact on cash flow discussed above, the Japanese crisis could have an adverse impact on our success in obtaining third party financing in the timeframe needed.  We are in discussions with DOE regarding the terms of a loan guarantee conditional commitment, however, this process has taken longer than anticipated and additional delays due to political or other concerns regarding nuclear power in light of recent events could adversely affect our ability to successfully deploy the ACP.  While we are continuing our discussions with Japanese ECAs regarding financing $1 billion of the cost of completing the ACP, these discussions could also be adversely affected by the recent events if the Japanese ECAs are unable to devote the necessary time or resources to be able to make a financing commitment in the timeframe needed.  We also have no assurance that the Japanese ECAs will not shift their priorities in the future or otherwise be unable to provide financing in the amount we need. If our ability to obtain Japanese ECA financing is adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the American Centrifuge project.

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

In the immediate aftermath of the nuclear emergency, Germany shut down seven older reactors and its government voted to phase out nuclear power over the next decade.  Although USEC does not serve any of the German reactors, our European competitors that serve the German reactors will now have excess nuclear fuel available to sell that may negatively affect nuclear fuel prices. In addition, Italy has renewed its moratorium on nuclear power and other European Union countries are reviewing their future plans for nuclear power. Countries have begun new safety evaluations of their plants and how well they operate in situations involving earthquakes and other natural disasters and other situations involving the loss of power.  Demand for nuclear fuel could be negatively affected by such actions, which could have a material adverse effect on our results of operations and prospects.  If deliveries under requirements contracts included in our backlog are significantly delayed, modified or canceled, or if our backlog of contracts is otherwise negatively affected, our future revenues and earnings may be materially and adversely impacted.

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

The supply agreement we have entered into with Joint Stock Company Techsnabexport (“TENEX”) for the supply by TENEX of commercial Russian LEU is subject to conditions to effectiveness that are outside of our control.

On March 23, 2011 we entered into an agreement with TENEX for the supply by TENEX of commercial Russian LEU to USEC over a 10-year period commencing in 2013. The 20-year Russian Contract implementing the Megatons to Megawatts program is scheduled to expire at the end of 2013 and the new supply contract will provide us with continued access to Russian LEU, which currently constitutes about one half of our supply source. The supply contract was approved by the Russian State Atomic Energy Corporation (“Rosatom”) on May 11, 2011.  However, the purchase, sales and delivery obligations of the parties are subject to conclusion by the U.S. and Russian governments of certain implementing agreements under the U.S.-Russian Agreement for Cooperation in Nuclear Energy, which, among other things, provide the framework under which natural uranium supplied by us to TENEX can be returned from the United States to Russia.  While the supply agreement provides some flexibility in the timing of obtaining these approvals and the first deliveries under the agreement are not until 2013, we have no assurance that these implementing agreements will be obtained in a timely manner or at all. If the implementing agreements are not obtained or waived by the parties, we will not be able to achieve the anticipated benefits from the supply contract.

Subject to the effectiveness of the supply contract, TENEX and USEC have also agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology. However, we cannot give any assurance that we will proceed with such a project.  As part of the feasibility study, Rosatom, TENEX and USEC will review international agreements, government approvals, licensing, financing, market demand, and commercial arrangements.  Any decision to proceed with such a project would depend on the results of the feasibility study and would be subject to further agreement between the parties and their respective governments, the timing and prospects of which are significantly uncertain. If a decision to proceed with such a project is made in the future, we would not expect to deploy such a project until after completion of the American Centrifuge project.

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

We have been working with DOE since October 2010 on the terms of a conditional commitment for a $2 billion loan guarantee. In April 2011, the DOE Loan Guarantee Program Office substantially completed the due diligence and negotiation stage of the application process, including a draft term sheet, and advanced the ACP application to the next phase for review in parallel by DOE’s credit group and by the Office of Management and Budget, the Department of the Treasury and the National Economic Council. This review includes the establishment of an estimated range of credit subsidy cost. As noted above, DOE has recently indicated that it believes that USEC needs to further improve its financial and project execution depth to achieve a manageable credit subsidy cost estimate and to proceed with the DOE loan guarantee. We are working with DOE and DOE’s advisors on reviewing structuring options to address DOE’s remaining concerns in order to move forward on the American Centrifuge Project and to obtain a conditional commitment and DOE loan guarantee.   In addition, USEC is working with its financial and other advisors in this review of structuring options and in reviewing and pursuing strategic alternatives. However, we have no assurance that a structuring option to address DOE’s remaining concerns or a strategic alternative transaction will be achieved or the timing thereof, that the terms we have negotiated with the DOE Loan Guarantee Program Office will be approved or that the credit subsidy cost will be reasonable. A high credit subsidy cost could result in a potential capital shortfall which would require new sources of capital to close, which could be difficult to obtain and result in additional delays.  We also continue discussions with Japanese ECAs for additional funding of $1 billion of the cost of completing the American Centrifuge plant.

To continue our current pace of spending and maintain our current investment in the ACP, we need to obtain a conditional commitment for the loan guarantee from DOE and close on the $50 million second phase of the strategic investment by Toshiba and B&W. The second closing of the strategic investment by Toshiba and B&W is conditioned on our obtaining a conditional commitment for a loan guarantee of not less than $2 billion from DOE.  The securities purchase agreement governing the transaction provided that it may be terminated by us or each of the investors (as to such investor’s obligations) if the second closing did not occur by June 30, 2011.  We did not receive a conditional commitment from DOE by June 30th and therefore did not close on the second phase of the strategic investment by that date. On June 30, 2011, we entered into a standstill agreement with Toshiba and B&W pursuant to which each party agreed not to exercise its right to terminate the securities purchase agreement prior to August 15, 2011.  We are continuing discussions with Toshiba and B&W with respect to the status and timing of the DOE loan guarantee process and its impact on closing of the next phase of the Toshiba and B&W investment and on the current standstill agreement, which expires on August 15, 2011.We have no assurance that we will be able to reach any further agreement with either Toshiba or B&W concerning such matters. In the event that either Toshiba or B&W were to terminate the securities purchase agreement, that could have a significant adverse impact on our business and prospects.  Our loan guarantee application includes the $200 million investment as part of the sources of funds for the American Centrifuge project.  If the remaining two phases of the investment are not consummated, this would adversely affect our ability to obtain a loan guarantee.  In addition, our ability to obtain Japanese ECA financing is highly dependent on the strategic investment by Toshiba. If our ability to obtain Japanese ECA financing is adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the American Centrifuge project.

If we determine that we do not see a path forward to the receipt of loan guarantee conditional commitment or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee, or for other reasons, including as needed to preserve our liquidity, we may reduce spending and staffing on the project even further or might be forced to take other actions, including terminating the project. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Second Quarter 2011 Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

April 1 – April 30	-	-	-	-
May 1 – May 31	2,669	$4.30	-	-
June 1 – June 30	-	-	-	-
Total	2,669	$4.30	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 2,669 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 6.  Exhibits

10.1	Summary Sheet for 2011 Non-Employee / Non-Investor Director Compensation.

10.2
Amendment dated as of April 28, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement dated as of September 2, 2010 by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company.

10.3
Amendment No. 2 dated as of May 19, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement dated as of September 2, 2010 by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company.

10.4
Amendment No. 3 dated as of June 7, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement dated as of September 2, 2010 by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company.

10.5
Amendment No. 4 dated as of June 30, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement dated as of September 2, 2010 by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company.

10.6
First Amendment to Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC, dated as of April 29, 2011, by American Centrifuge Holdings, LLC and Babcock & Wilcox Technical Services Group, Inc.

10.7
Equipment Supply Agreement dated May 1, 2011 between American Centrifuge Enrichment, LLC and American Centrifuge Manufacturing, LLC (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.8
First Amendment to Third Amended and Restated Credit Agreement, dated as of June 20, 2011, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2011 (Commission file number 1-14287).

10.9
Standstill Agreement dated as of June 30, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2011 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

August 4, 2011	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                      Description

10.1	Summary Sheet for 2011 Non-Employee / Non-Investor Director Compensation.

10.2
Amendment dated as of April 28, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement dated as of September 2, 2010 by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company.

10.3
Amendment No. 2 dated as of May 19, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement dated as of September 2, 2010 by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company.

10.4
Amendment No. 3 dated as of June 7, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement dated as of September 2, 2010 by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company.

10.5
Amendment No. 4 dated as of June 30, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement dated as of September 2, 2010 by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company.

10.6
First Amendment to Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC, dated as of April 29, 2011, by American Centrifuge Holdings, LLC and Babcock & Wilcox Technical Services Group, Inc.

10.7
Equipment Supply Agreement dated May 1, 2011 between American Centrifuge Enrichment, LLC and American Centrifuge Manufacturing, LLC (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.8
First Amendment to Third Amended and Restated Credit Agreement, dated as of June 20, 2011, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2011 (Commission file number 1-14287).

10.9
Standstill Agreement dated as of June 30, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2011 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase