Form 10-Q
period 2011-09-30
USEC INC
filed 2011-11-04
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No ☒

As of October 31, 2011, there were 121,988,404 shares of the registrant’s Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the deployment of the American Centrifuge technology, including risks related to performance, cost, schedule and financing; the outcome of ongoing discussions with the U.S. Department of Energy (“DOE”) regarding the research, development and demonstration (“RD&D”) program, including uncertainty regarding the timing, amount and availability of funding for such RD&D program and the dependency of government funding on Congressional appropriations and the potential for us to make a decision at any time to further reduce spending and demobilize the project based on the timing and likelihood of an agreement with DOE and any government funding; the impact of any conditions that are placed on us or on the American Centrifuge project in connection with or as a condition to the RD&D program or other funding, including a restructuring of our role and investment in the project; the potential for a decision to demobilize  the project in the near term and the impact of such a decision on our business and prospects; limitations on our ability to provide any required cost sharing under the RD&D program; the ultimate success of efforts to obtain a DOE loan guarantee for the American Centrifuge project, including the ability through the RD&D program or otherwise to address the concerns raised by DOE with respect to the financial and project execution depth of the project, and the timing and terms thereof; our ability to reach agreement with DOE on acceptable terms of a conditional commitment, including the timing of any decision and the determination of credit subsidy cost, and our ability to meet all required conditions to funding; our ability to obtain additional financing beyond the $2 billion of DOE loan guarantee funding for which we have applied, including our success in obtaining Japanese export credit agency financing of $1 billion; the impact of actions we have taken or may take to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, and potential impacts to cost and schedule; the impact of delays in the American Centrifuge project and uncertainty regarding our ability to remobilize the project; the outcome of any discussions with DOE regarding modifications needed to the remaining milestones under the June 2002 DOE-USEC Agreement and the potential for DOE to seek to exercise its remedies under such agreement; risks related to the completion of the remaining two phases of the three-phased strategic investment by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), including uncertainty regarding the potential participation of Toshiba and B&W in any potential project structure that may be required under the RD&D program, the failure to finalize any extension of the standstill agreement that expired on October 31, 2011 if an agreement is not reached between USEC and DOE on a framework for the RD&D program and the potential for immediate termination of the securities purchase agreement governing their investments; certain restrictions that may be placed on our business as a result of the transactions with Toshiba and B&W; our ability to achieve the benefits of any strategic relationships with Toshiba and B&W; our ability to extend, renew or replace our credit facility that matures on May 31, 2012; restrictions in our credit facility that may impact our operating and financial flexibility and spending on the American Centrifuge project; our ability to actively manage and enhance our liquidity and working capital and the potential adverse consequences of any actions taken on the long term value of our ongoing operations; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; the economics of extended Paducah plant operations beyond May 2012, including our ability to negotiate an acceptable power arrangement, our ability to obtain a contract to enrich DOE’s depleted uranium and sufficient market demand for the remaining output; our dependence on deliveries of LEU from Russia under a commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) and on a single production facility and the potential for us to cease being a producer of LEU in the event of a decision to shut down Paducah operations; risks related to the implementing agreements needed for our new supply contract with TENEX to become effective; limitations on our ability to import the Russian LEU we buy under the new supply contract into the United States and other countries; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our contracts with the U.S. government, risks related to delays in payment for our contract services work performed for DOE; changes in U.S. government priorities and the availability of government funding, including loan guarantees; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of the March 2011 disaster in Fukushima on the nuclear industry and on our business, results of operations and prospects; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; uncertainty regarding the continued capitalization of certain assets related to the American Centrifuge Plant and the impact of a potential impairment of these assets on our results of operations and our deferred tax assets, including the potential for a valuation allowance; the impact of potential changes in the ownership of our stock on our ability to realize the value of our deferred tax benefits; the timing of recognition of previously deferred revenue; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010 (“10-K”). Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K, which are available on our website at www.usec.com.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(millions)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$117.9	$151.0
Accounts receivable, net	223.5	308.6
Inventories	1,721.5	1,522.5
Deferred income taxes	24.0	47.5
Deferred costs associated with deferred revenue	159.8	152.9
Other current assets	88.0	71.6
Total Current Assets	2,334.7	2,254.1
Property, Plant and Equipment, net	1,321.4	1,231.4
Other Long-Term Assets
Deferred income taxes	222.1	204.5
Deposits for surety bonds	144.4	140.8
Deferred financing costs, net	12.8	10.6
Goodwill	6.8	6.8
Total Other Long-Term Assets	386.1	362.7
Total Assets	$4,042.2	$3,848.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$153.0	$172.4
Payables under Russian Contract	284.8	201.2
Inventories owed to customers and suppliers	843.2	715.8
Deferred revenue and advances from customers	192.1	179.1
Credit facility term loan	85.0	-
Total Current Liabilities	1,558.1	1,268.5
Long-Term Debt	530.0	660.0
Convertible Preferred Stock	85.9	78.2
Other Long-Term Liabilities
Depleted uranium disposition	139.7	125.4
Postretirement health and life benefit obligations	185.4	178.7
Pension benefit liabilities	143.0	145.4
Other liabilities	78.0	78.2
Total Other Long-Term Liabilities	546.1	527.7
Commitments and Contingencies (Note 12)
Stockholders’ Equity	1,322.1	1,313.8
Total Liabilities and Stockholders’ Equity	$4,042.2	$3,848.2

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Separative work units	$297.9	$404.2	$936.7	$1,001.8
Uranium	21.3	79.3	103.1	164.5
Contract services	55.3	81.1	169.6	202.7
Total Revenue	374.5	564.6	1,209.4	1,369.0
Cost of Sales:
Separative work units and uranium	298.5	451.4	974.3	1,077.2
Contract services	49.1	75.2	161.1	183.0
Total Cost of Sales	347.6	526.6	1,135.4	1,260.2
Gross profit	26.9	38.0	74.0	108.8
Advanced technology costs	26.0	28.6	86.2	80.3
Selling, general and administrative	15.6	14.0	47.8	43.4
Other (income)	-	(12.4)	(3.7)	(32.4)
Operating income (loss)	(14.7)	7.8	(56.3)	17.5
Preferred stock issuance costs	-	4.8	-	4.8
Interest expense	0.2	0.3	0.3	0.4
Interest (income)	(0.1)	(0.2)	(0.4)	(0.4)
Income (loss) before income taxes	(14.8)	2.9	(56.2)	12.7
Provision (benefit) for income taxes	(7.9)	1.9	(11.5)	14.2
Net income (loss)	$(6.9)	$1.0	$(44.7)	$(1.5)
Net income (loss) per share – basic	$(.06)	$.01	$(.37)	$(.01)
Net income (loss) per share – diluted	$(.06)	$.01	$(.37)	$(.01)
Weighted-average number of shares outstanding:
Basic	121.3	113.2	120.7	112.6
Diluted	121.3	166.4	120.7	112.6

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net (loss)	$(44.7)	$(1.5)
Adjustments to reconcile net (loss) to net cash provided byoperating activities:
Depreciation and amortization	40.6	30.2
Deferred income taxes	2.2	31.9
Other non-cash income on release of disposal obligation	(0.6)	(32.4)
Preferred stock issuance costs and capitalized dividends paid-in-kind	7.7	5.6
Gain on extinguishment of convertible senior notes	(3.1)	-
Changes in operating assets and liabilities:
Accounts receivable – decrease (increase)	85.1	(36.6)
Inventories, net – (increase)	(71.6)	(53.9)
Payables under Russian Contract – increase	83.6	96.6
Deferred revenue, net of deferred costs – increase	6.5	4.1
Accrued depleted uranium disposition – increase (decrease)	14.3	(36.4)
Accounts payable and other liabilities – (decrease) increase	(0.1)	8.5
Other, net	(12.7)	13.9
Net Cash Provided by Operating Activities	107.2	30.0

Cash Flows Used in Investing Activities
Capital expenditures	(130.3)	(123.0)
Deposits for surety bonds – net (increase) decrease	(3.6)	48.1
Net Cash (Used in) Investing Activities	(133.9)	(74.9)

Cash Flows Used in Financing Activities
Borrowings under revolving credit facility	-	38.3
Repayments under revolving credit facility	-	(38.3)
Proceeds from issuance of Series B-1 convertible preferred stock and warrants	-	75.0
Payments for deferred financing costs and preferred stock issuance costs	(4.7)	(13.2)
Common stock issued (purchased), net	(1.7)	(2.1)
Net Cash Provided by (Used in) Financing Activities	(6.4)	59.7
Net (Decrease) Increase	(33.1)	14.8
Cash and Cash Equivalents at Beginning of Period	151.0	131.3
Cash and Cash Equivalents at End of Period	$117.9	$146.1
Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$-	$-
Income taxes paid, net of refunds	2.3	2.7

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations.

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2010.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on fair value measurements and related disclosures. The amendments represent the converged guidance of the FASB and the International Accounting Standards Board and provide a consistent definition of fair value and common requirements for measurement and disclosure of fair value between GAAP and International Financial Reporting Standards (“IFRS”). The new amendments also change some fair value measurement principles and enhance disclosure requirements related to activities in Level 3 of the fair value hierarchy. The new provisions are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied prospectively. This requirement will become effective for USEC beginning with the first quarter of 2012. USEC does not expect the adoption of the amended guidance will have a material effect on its consolidated financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. The new guidance requires companies to present the components of net income and other comprehensive income either in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied retrospectively for all periods presented. This requirement will become effective for USEC beginning with the first quarter of 2012. The new guidance relates to financial statement presentation and will have no effect on USEC’s results of operations, cash flows or financial position.

In September 2011, the FASB amended its guidance on testing goodwill for impairment. Under the revised guidance, companies testing goodwill for impairment have the option of first performing a qualitative assessment to determine whether further quantitative assessments are warranted. In assessing qualitative factors, companies are to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test prescribed in the existing guidance. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. USEC is considering early adoption of the new provisions for its goodwill impairment testing in the fourth quarter of 2011.  USEC does not expect the new guidance to have a material effect on its consolidated financial statements.

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

Components of inventories follow (in millions):
	September 30, 2011	December 31, 2010
Current assets:
Separative work units	$1,020.6	$947.4
Uranium	687.8	562.5
Materials and supplies	13.1	12.6
	1,721.5	1,522.5
Current liabilities:
Inventories owed to customers and suppliers	(843.2)	(715.8)
Inventories, net	$878.3	$806.7

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

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated fair values of approximately $2.9 billion at September 30, 2011, and $3.3 billion at December 31, 2010, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 17% decline in the uranium spot price indicator and a 4% increase in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

3. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2010	Capital Expenditures (Depreciation)	Transfers and Retirements	September 30, 2011
Construction work in progress	$1,126.3	$134.8	$(21.5)	$1,239.6
Leasehold improvements	187.3	-	4.0	191.3
Machinery and equipment	269.1	-	(2.5)	266.6
	1,582.7	134.8	(20.0)	1,697.5
Accumulated depreciation and amortization	(351.3)	(35.0)	10.2	(376.1)
	$1,231.4	$99.8	$(9.8)	$1,321.4

Capital expenditures include items in accounts payable and accrued liabilities at September 30, 2011 for which cash is paid in subsequent periods.

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP, which are primarily included in the construction work in progress balance, totaled $1,252.5 million at September 30, 2011 and $1,143.8 million at December 31, 2010. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at September 30, 2011 and was unchanged from December 31, 2010.

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

On September 30, 2011, USEC announced that in order to prudently manage its resources it would be reducing its spending on the American Centrifuge project during October 2011 by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) as the Company continued working with the U.S. Department of Energy (“DOE”) to achieve a conditional commitment for a DOE loan guarantee for the American Centrifuge project by November 1, 2011.

Subsequent to that action, USEC and DOE engaged in intense discussions throughout October and discussions are ongoing regarding a research, development and demonstration (“RD&D”) program to reduce the technology and financial risk of commercializing the American Centrifuge technology. The RD&D program being discussed is currently anticipated to include up to $300 million of total U.S. government funding provided through a cost sharing arrangement. The RD&D program is expected to involve the manufacturing of additional production design centrifuge machines and construction and operation of at least one complete commercial cascade of machines so that key systems associated with cascade operations of the American Centrifuge technology can be tested as they would actually operate at the scale necessary for full commercialization. As a first step in the RD&D program, USEC and DOE are in discussions regarding a cooperative agreement to provide immediate funding to continue American Centrifuge RD&D activities over the next couple of months and to develop the scope for execution of the enhanced RD&D program. However, no agreement has been reached with DOE regarding any phase of the RD&D program. USEC is evaluating its spending on a day-to-day basis and could make a decision at any time to further reduce spending and demobilize the project based on the timing and likelihood of an agreement with DOE and any government funding.

As previously disclosed in the second quarter of 2011, USEC is currently evaluating the ongoing utility of a number of earlier AC100 centrifuge machines that may not be compatible with the current commercial plant design that were previously capitalized as part of construction work in progress. If it is determined that these centrifuge machines have no future economic benefit, then USEC would expense up to $100 million in a subsequent quarter. USEC is evaluating several potential uses of these machines and the related economics for each scenario, such as use in the commercial plant as a production line, use of certain parts or subassemblies as operating spares, and use for operator training. The evaluation of these centrifuge machines is expected to be completed by the end of the fourth quarter of 2011.

USEC continues to believe that future cash flows generated by the ACP will exceed its capital investment and its capital investment is more likely than not fully recoverable. If conditions change and deployment was no longer probable or was delayed significantly from USEC’s current projections, USEC could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.3 billion as early as the fourth quarter of 2011. Events that could impact USEC’s views as to the probability of deployment or USEC’s projections include a failure to successfully enter into an agreement with DOE for the RD&D program, including the failure to timely enter into a cooperative agreement with DOE to provide immediate funding for the project, or an unfavorable determination in any initial scoping phase of the RD&D program regarding the restructuring of the project.

4. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	September 30, 2011	December 31, 2010
	(millions)
Deferred revenue	$166.1	$176.1
Advances from customers	26.0	3.0
	$192.1	$179.1

Deferred costs associated with deferred revenue	$159.8	$152.9

Advances from customers included $22.3 million as of September 30, 2011 and $1.2 million as of December 31, 2010 for services to be provided to DOE or to be applied to existing receivables balances due from DOE in USEC’s contract services segment. DOE funded this work through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold in the market.

5. PORTSMOUTH TRANSITION OF SERVICES

USEC ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001.  Over the past decade, USEC maintained the Portsmouth site and performed services under contract with DOE. DOE now has a contract for the decontamination and decommissioning (“D&D”) of the Portsmouth site with a joint venture between Fluor Corporation and The Babcock & Wilcox Company. USEC has returned to DOE all leased facilities at the Portsmouth site other than those used for the ACP and administrative purposes, and DOE has agreed to provide infrastructure services in support of the construction and operation of the ACP. USEC is permitted to re-lease certain facilities in the event they are needed to provide utility services to the ACP and DOE or its contractors are not continuing such services. On September 30, 2011, USEC’s contracts for maintaining the Portsmouth facilities and performing services for DOE expired and USEC completed the transition of facilities to the D&D contractor. As part of the transition, NRC terminated USEC’s certificate of compliance and USEC transferred certain assets to DOE and remains responsible for the costs of disposal of certain wastes. USEC has agreed to pay DOE its cost of disposing of such wastes, which was estimated to be $7.8 million and is recorded as a current liability. USEC will continue to provide some limited services to DOE and its contractors at the Portsmouth site related to facilities we continue to lease for the ACP.

The transition of Portsmouth site contract services workers from USEC to the D&D contractor began in the first quarter of 2011 and was completed on September 30, 2011. Severance liabilities for those workers not offered employment by the D&D contractor is less than $1 million, with DOE owing a portion of this amount related to contract closeout, and is recorded as a current liability as of September 30, 2011. Severance amounts are expected to be paid in the fourth quarter of 2011.

For USEC’s defined benefit pension plan and postretirement health and life benefit plans, the transfer of employees to the D&D contractor resulted in curtailment charges to cost of sales of $0.4 million in 2010 and $5.1 million in 2011.

6. DEBT

Revolving Credit Facility and Term Loan due May 31, 2012

Utilization of the credit facility at September 30, 2011 and December 31, 2010 follows:

	September 30,	December 31,
	2011	2010
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan	85.0	85.0
Letters of credit	16.9	17.3
Available credit	208.1	207.7

The credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. In addition to the $85.0 million term loan, the credit facility includes aggregate lender commitments under the revolving credit facility of $225.0 million, including up to $150.0 million in letters of credit. Borrowings under the credit facility are subject to limitations based on established percentages of qualifying assets such as eligible accounts receivable and inventory. The interest rate on the term loan as of September 30, 2011 was 9.5%.

Convertible Senior Notes due 2014

Convertible senior notes amounted to $530.0 million as of September 30, 2011 and $575.0 million as of December 31, 2010. The convertible senior notes are due October 1, 2014. Interest of 3.0% is payable semi-annually in arrears on April 1 and October 1 of each year. The notes were not eligible for conversion to common stock as of September 30, 2011 or December 31, 2010.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value
	Fair Value Measurements (in millions)
	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation asset (a)	-	$2.1	-	$2.1	-	$1.8	-	$1.8

Liabilities:
Deferred compensation obligation (a)	-	2.3	-	2.3	-	2.0	-	2.0
Convertible preferred stock (b)	-	-	85.9	85.9	-	-	78.2	78.2

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

The following is a reconciliation of the beginning and ending balances for items measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Convertible preferred stock:
Beginning balance	$83.3	$-	$78.2	$-
Less: paid-in-kind dividends payable, beginning balance	(2.6)	-	(2.4)	-
Issuances	2.6	75.0	7.5	75.0
Paid-in-kind dividends payable	2.6	0.8	2.6	0.8
Total gains or losses (realized/unrealized)	-	-	-	-
Ending balance	$85.9	$75.8	$85.9	$75.8

Other Financial Instruments

As of September 30, 2011 and December 31, 2010, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan, due May 31, 2012	$85.0	$74.4	$85.0	$85.6
3.0% convertible senior notes, due October 1, 2014	530.0	278.3	575.0	517.9

The estimated fair value of the term loan is based on the change in market value of an index of loans of similar credit quality based on published credit ratings. The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service costs	$4.0	$4.8	$12.0	$14.5	$0.7	$1.2	$3.4	$3.7
Interest costs	12.6	12.3	37.7	36.7	2.9	3.0	9.0	8.9
Expected return on plan assets (gains)	(13.5)	(12.2)	(40.4)	(36.6)	(1.0)	(0.9)	(2.8)	(2.7)
Amortization of prior service costs (credits)	0.4	0.4	1.2	1.3	-	(2.1)	-	(6.3)
Amortization of actuarial losses	2.2	4.0	6.9	12.0	0.7	0.7	2.0	2.0
Curtailment losses	-	-	3.2	-	-	-	1.9	-
Net benefit costs	$5.7	$9.3	$20.6	$27.9	$3.3	$1.9	$13.5	$5.6

USEC expects total cash contributions to the plans in 2011 will be as follows: $15.1 million for the defined benefit pension plans and $4.8 million for the postretirement health and life benefit plans. Of those amounts, contributions made as of September 30, 2011 were $14.9 million and $4.8 million related to the defined benefit pension plans and postretirement health and life benefit plans, respectively.

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

9. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders' equity for the nine months ended September 30, 2010 and 2011 follows (in millions, except per share data):

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2010
Balance at December 31, 2009	$12.3	$1,179.6	$322.4	$(71.3)	$(167.4)	$1,275.6

Amortization of actuarial losses and prior service costs (credits), net of income tax of $3.0 million	-	-	-	-	6.0	6.0
Net (loss)	-	-	(1.5)	-	-	(1.5)
Comprehensive (loss)						4.5

Restricted and other common stock issued, net of amortization	-	(8.3)	-	13.8	-	5.5
Balance at September 30, 2010	$12.3	$1,171.3	$320.9	$(57.5)	$(161.4)	$1,285.6

Nine Months Ended September 30, 2011
Balance at December 31, 2010	$12.3	$1,172.8	$329.9	$(57.1)	$(144.1)	$1,313.8

Amortization of actuarial losses and prior service costs (credits), net of income tax of $3.7 million	-	-	-	-	6.4	6.4
Net (loss)	-	-	(44.7)	-	-	(44.7)
Comprehensive (loss)						(38.3)

Common stock issued in exchange for convertible senior notes	0.7	40.5	-	-	-	41.2
Restricted and other common stock issued, net of amortization	-	(1.1)	-	6.5	-	5.4
Balance at September 30, 2011	$13.0	$1,212.2	$285.2	$(50.6)	$(137.7)	$1,322.1

Amortization of actuarial losses and prior service costs (credits), net of tax, are those related to pension and postretirement health and life benefits as presented on a pre-tax basis in Note 8.

10. STOCK-BASED COMPENSATION
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total stock-based compensation costs (millions):
Restricted stock and restricted stock units	$1.6	$1.3	$6.0	$6.2
Stock options, performance awards and other	0.3	0.4	1.1	1.5
Less: costs capitalized as part of inventory	-	(0.1)	(0.4)	(0.3)
Expense included in selling, general and administrative and advanced technology costs	$1.9	$1.6	$6.7	$7.4
Total after-tax expense	$1.2	$1.1	$4.3	$4.8

Additional information:
Stock options exercised	-	92,754	-	115,630
Intrinsic value of stock options exercised (millions)	-	$0.1	-	$0.2
Cash received from exercise of stock options (millions)	-	$0.4	-	$0.5

Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no stock options granted in the three and nine months ended September 30, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	-	0.78%	-	0.78	–	1.43%
Expected dividend yield	-	-	-		-
Expected volatility	-	75%	-	72	–	75%
Expected option life (years)	-	4.1	-	4	–	4.1
Weighted-average grant date fair value	-	$3.09	-	$2.81
Options granted	0	6,968	0	773,018

As of September 30, 2011, there was $8.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $7.7 million relates to restricted shares and restricted stock units, and $1.0 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Numerator:
Net income (loss)	$(6.9)	$1.0	$(44.7)	$(1.5)
Net interest expense on convertible notes and convertible preferred stock dividends (a)	(b)	-	(b)	(b)
Net income (loss) if-converted	$(6.9)	$1.0	$(44.7)	$(1.5)

Denominator:
Weighted average common shares	123.0	115.1	122.4	114.6
Less: Weighted average unvested restricted stock	1.7	1.9	1.7	2.0
Denominator for basic calculation	121.3	113.2	120.7	112.6

Weighted average effect of dilutive securities:
Stock compensation awards	-	0.4	2.1	0.4
Convertible notes	44.3	48.1	44.5	48.1
Convertible preferred stock:
Equivalent common shares (c)	25.2	4.7	17.9	1.6
Less: share issuance limitation (d)	2.4	-	-	-
Net allowable common shares	22.8	4.7	17.9	1.6
Subtotal	67.1	53.2	64.5	50.1
Less: shares excluded in a period of a net loss (e)	67.1	-	64.5	50.1
Weighted average effect of dilutive securities	-	53.2	-	-
Denominator for diluted calculation	121.3	166.4	120.7	112.6

Net income (loss) per share – basic	$(.06)	$.01	$(.37)	$(.01)
Net income (loss) per share – diluted	$(.06)	$.01	$(.37)	$(.01)

(a)	Interest expense on convertible notes and convertible preferred stock dividends net of amount capitalized and net of tax.

(b)
No dilutive effect is recognized in a period in which a net loss has occurred. In addition, there was no net interest expense in the three and nine months ended September 30, 2011. In the nine months ended September 30, 2010, net interest expense on convertible notes and convertible preferred stock dividends was less than $0.1 million.

(c)
The number of equivalent common shares is based on the arithmetic average of the daily volume weighted average prices per share of common stock for each of the last 20 trading days, and is determined as of the beginning of the period for purposes of calculating diluted earnings per share.

(d)
Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of our common stock outstanding on May 25, 2010 (approximately 22.8 million shares), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration.

(e)	No dilutive effect is recognized in a period in which a net loss has occurred.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options and warrants in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options excluded from diluted earnings per share	3.1	2.6	3.1	2.6
Warrants excluded from diluted earnings per share	6.3	6.3	6.3	6.3
Exercise price of excluded options	$3.72 to	$5.18 to	$3.72 to	$5.18 to
	$14.28	$16.90	$14.28	$16.90
Exercise price of excluded warrants	$7.50	$7.50	$7.50	$7.50

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

During the third quarter of 2011, USEC reached a critical point regarding continued funding for the American Centrifuge project.  On September 30, 2011, USEC announced that in order to prudently manage its resources it would be reducing its spending on the American Centrifuge project during October 2011 by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) as USEC continued working with DOE to achieve a conditional commitment for a DOE loan guarantee for the American Centrifuge project by November 1, 2011. USEC also sent Worker Adjustment and Retraining Notification (“WARN”) Act notices to all of the approximately 450 American Centrifuge workers informing them of potential future layoffs.  In connection with the decision to curtail spending, USEC also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge project and advised them that USEC may demobilize the project in November 2011.

Subsequent to that action, USEC and DOE engaged in intense discussions throughout October and discussions are ongoing regarding a research, development and demonstration (“RD&D”) program to reduce the technology and financial risk of commercializing the American Centrifuge technology.  USEC’s application for a DOE loan guarantee would remain pending during the RD&D program. The RD&D program being discussed is expected to involve the manufacturing of additional production design centrifuge machines and construction and operation of at least one complete commercial cascade of machines so that key systems associated with cascade operations of the American Centrifuge technology can be tested as they would actually operate at the scale necessary for full commercialization.

As a first step in the RD&D program, USEC and DOE are in discussions regarding a cooperative agreement to provide immediate funding to continue American Centrifuge RD&D activities over the next couple of months and to develop the scope for execution of the enhanced RD&D program. However, we have not reached an agreement with DOE regarding the cooperative agreement. USEC is evaluating its spending on a day-to-day basis and could make a decision at any time to further reduce spending and begin demobilizing the project based on the timing and likelihood of an agreement with DOE and any government funding. Continuation of the RD&D program in the government fiscal year 2012 beyond any initial scoping phase will require action by Congress to provide funding or from funds released from the transfer of additional quantities of depleted uranium from us to DOE. Funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations. USEC has no assurance that it will be able to reach agreement with DOE regarding any phase of the RD&D program or that any funding will be provided. USEC also has no assurances that it will ultimately be able to obtain a loan guarantee and the timing thereof.

On June 30, 2011, USEC entered into a standstill agreement with its strategic investors Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) pursuant to which each party agreed not to exercise its right to terminate the securities purchase agreement governing Toshiba and B&W’s investment prior to August 15, 2011. The securities purchase agreement provided that it may be terminated by USEC or each of the strategic investors (as to such investor’s obligations) if the second closing did not occur by June 30, 2011.  On August 15, 2011, the parties further extended this period of time through September 30, 2011 and then again to October 31, 2011. As of October 31, 2011, the parties have agreed in principle to further extend the standstill agreement through January 15, 2012 if DOE and USEC reach agreement on the framework for the RD&D program. However, since no agreement has been reached with DOE, the standstill agreement is not effective and USEC and each of the strategic investors (as to such investor’s obligations) currently have the right to terminate the securities purchase agreement.

If conditions change and deployment was no longer probable or was delayed significantly from USEC’s current projections, USEC could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.3 billion as early as the fourth quarter of 2011. Events that could impact USEC’s views as to the probability of deployment or USEC’s projections include a failure to successfully enter into an agreement with DOE for the RD&D program, including the failure to timely enter into a cooperative agreement with DOE to provide immediate funding for the project, or an unfavorable determination in any initial scoping phase of the RD&D program regarding the restructuring of the project.

Milestones under the 2002 DOE-USEC Agreement

In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the ACP. In February 2011, USEC and DOE amended the 2002 DOE-USEC Agreement to revise the remaining four milestones relating to the financing and operation of the ACP. The amendment extended by one year to November 2011 the financing milestone that required that USEC secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year. The remaining three milestones were also adjusted by the February 2011 amendment. In addition, DOE and USEC agreed to discuss adjustment of the remaining three milestones as may be appropriate based on a revised deployment plan to be submitted to DOE by USEC by January 30, 2012 following the completion of the November 2011 financing milestone. In connection with discussions regarding the RD&D program described above, USEC anticipates that it will be engaging in discussions with DOE regarding modification of the remaining milestones and other provisions of the 2002 DOE-USEC Agreement.  However, we have no assurances that the RD&D program will move forward and/or that DOE will agree to an adjustment of the milestones or other provisions of the 2002 DOE-USEC Agreement.

The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC’s ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC’s control or was due to USEC’s fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer certain of its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole U.S. Executive Agent under the nonproliferation program between the United States and the Russian Federation known as “Megatons to Megawatts”. As the U.S. Executive Agent, USEC signed the Russian Contract to implement the program. USEC currently purchases about one-half of its SWU supply from Russia under the Russian Contract. The 20-year Russian Contract expires at the end of 2013. Under the terms of a 1997 memorandum of agreement between USEC and the U.S. government, USEC can be terminated, or resign as the U.S. Executive Agent, or one or more additional executive agents may be named. If USEC were removed as the sole U.S. Executive Agent, it could reduce or terminate USEC’s access to Russian LEU under the Megatons to Megawatts program in 2013. However, under the 1997 memorandum of agreement, USEC has the right and obligation to pay for and take delivery of LEU that is to be delivered in the year of the date of termination and in the following year if USEC and TENEX have agreed on a price and quantity. USEC and TENEX have agreed on price and quantity for 2012. Any of these remedies under the 2002 DOE-USEC Agreement could have a material adverse impact on USEC’s business.

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

Russian Supply Agreement

On March 23, 2011, USEC signed a contract with TENEX for the 10-year supply of Russian LEU. Under the terms of the contract, the supply of LEU to USEC could begin as soon as 2013 and increase until it reaches a level in 2015 that includes a quantity of SWU equal to approximately one-half the level currently supplied by TENEX to USEC under the Megatons to Megawatts program. TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU up to an amount beginning in 2015 equal to the amount USEC now purchases each year under the Megatons to Megawatts program. Unlike the Megatons to Megawatts program, the quantities supplied under the new contract will come from Russia’s commercial enrichment activities rather than from downblending of excess Russian weapons material. As this new agreement is separate from the Megatons to Megawatts program, remedies provided to DOE under the 2002 DOE-USEC Agreement related to USEC’s role under the Megatons to Megawatts program do not apply to the new purchase agreement. However, the LEU USEC obtains from TENEX under the new agreement will be subject to quotas and other restrictions applicable to commercial Russian LEU that do not apply to LEU supplied to USEC under the Megatons to Megawatts program.

Deliveries under the new supply contract are expected to continue through 2022.  USEC will purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. The pricing terms for SWU under the contract are based on a mix of market-related price points and other factors.

The new supply contract between TENEX and USEC was approved by the Russian State Atomic Energy Corporation (“Rosatom”) on May 11, 2011.  The effectiveness of the new contract is subject to completion of administrative arrangements between the U.S. and Russian governments under the agreement for cooperation in nuclear energy between the United States and the Russian Federation which, among other things, provides the framework for the return to Russia of natural uranium delivered by USEC to TENEX. If these approvals are not obtained by December 31, 2011, USEC has the right to not make any purchases in 2013.

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, cash flows or financial condition.

In June 2011, a complaint was filed in Federal court against USEC by a Portsmouth GDP employee claiming that USEC owes or will owe severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE decontamination and decommissioning (“D&D”) contractor. The plaintiff amended its complaint in August 2011, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site. USEC believes it has meritorious defenses against the suit and has not accrued any amounts for this matter. An estimate of the possible loss or range of loss from the litigation cannot be made because, among other things, (i) the plaintiff has failed to state the amount of damages sought, (ii) the plaintiff purports to represent a class of claimants the size and composition of which remains unknown and (iii) the certification of the class is uncertain. As disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010,  USEC’s severance liability could have been up to $25 million if severance was required to be paid to all employees (both salaried and hourly employees) ceasing employment with USEC as a result of the transition to the DOE D&D contractor.  In such an event, DOE would have owed a portion of this amount, estimated at $18.5 million. The potential severance liability associated with the transition of services at the Portsmouth site has decreased as workers accepted equivalent positions with the D&D contractor. Severance liabilities associated with the employee transition at the Portsmouth site for those workers not offered employment by the D&D contractor is less than $1 million, with DOE owing a portion of this amount related to contract closeout, and is recorded as a current liability as of September 30, 2011. Severance amounts are expected to be paid in the fourth quarter of 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions)
Revenue
LEU segment:
Separative work units	$297.9	$404.2	$936.7	$1,001.8
Uranium	21.3	79.3	103.1	164.5
	319.2	483.5	1,039.8	1,166.3
Contract services segment	55.3	81.1	169.6	202.7
	$374.5	$564.6	$1,209.4	$1,369.0

Segment Gross Profit
LEU segment	$20.7	$32.1	$65.5	$89.1
Contract services segment	6.2	5.9	8.5	19.7
Gross profit	26.9	38.0	74.0	108.8
Advanced technology costs	26.0	28.6	86.2	80.3
Selling, general and administrative	15.6	14.0	47.8	43.4
Other (income)	-	(12.4)	(3.7)	(32.4)
Operating income (loss)	(14.7)	7.8	(56.3)	17.5
Interest expense (income) and issuance costs, net	0.1	4.9	(0.1)	4.8
Income (loss) before income taxes	$(14.8)	$2.9	$(56.2)	$12.7

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

Overview

USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We:

•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide;

•	enrich uranium at the Paducah gaseous diffusion plant (“GDP”) that we lease from the U.S. Department of Energy (“DOE”);

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts;

•	are working to deploy what we believe is the world’s most advanced uranium enrichment technology, known as the American Centrifuge;

•	perform contract work for DOE and its contractors at the Paducah and Portsmouth sites; and

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services.

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

Our View of the Business Today

Nuclear power is an essential component of the world’s electricity generation mix. A global fleet of approximately 430 nuclear reactors provide about 14% of the world’s electricity. The United States has the largest number of reactors with 104 operating units that provide approximately 20% of the nation’s electricity. The World Nuclear Association reports that more than 60 reactors are currently under construction. In China, two dozen new units are being built and another 50 reactors are in the planning stage. However, the impacts of the March 2011 Fukushima disaster in Japan on the nuclear fuel industry are being felt in the near term and uncertainty exists regarding the long term impact of the events.

Recovery efforts at the Fukushima Daiichi plant are continuing and its six reactors are not expected to reopen. In addition, reactors in Japan typically undergo maintenance or refueling outages every 12 to 13 months, and we are closely monitoring the return to service of those reactors that have been offline since the March 2011 earthquake. The approximately 50 reactors in Japan not damaged by the earthquake are subject to governmental inspection and local government restart approval that have caused these outages to be extended. As of September 30, 2011, only 10 of Japan’s 54 nuclear reactors were in service. This prolonged outage has caused excess SWU supply in the market.  However, we believe Japan requires the carbon-free, base load electricity that these units generate to meet industrial, business and residential demand. USEC has long been a leading supplier of LEU to Japan. Over the last three years, sales to Japan have accounted for approximately 10% to 15% of our revenue.

Following the event at Fukushima, some European governments have taken actions to limit the use of nuclear power in their nations. For example, Germany has shut down 8 of its reactors and announced that it will be phasing out all of its 17 nuclear reactors by 2022. Although USEC does not serve any of the German reactors, our European competitors that serve the German reactors will now have excess nuclear fuel available to sell. The event at Fukushima and its aftermath have negatively affected the balance of supply and demand in the near term, as reflected in lower nuclear fuel prices in recent months.

We believe the longer term effect on the market for our product is unclear and subject to changes in countries’ energy strategies. We see continued growth in the number of nuclear power reactors internationally, but that growth may be at a slower pace than previously anticipated or may be concentrated more in emerging markets that may be more difficult to enter. The approximately 60 reactors currently under construction will likely be finished, adding at least 6 million SWU of annual demand. China has outlined an ambitious schedule for building new reactors that is unlikely to be significantly reduced, although a transition to the inherently safer Generation III reactors in China may lengthen plant construction timelines and China is also expanding its own enrichment capacity. The economic fundamentals for building additional uranium enrichment capacity are still in place: the successful Megatons to Megawatts program will come to an end in 2013, the gaseous diffusion plants operating in the United States and France will likely be closed over the next several years and new reactors are being built to meet growing demand for electricity. Importantly, the centrifuge enrichment technology employed by the nuclear fuel industry is a modular technology that allows for incremental expansion. Western uranium enrichers have been entering into contract terms of a decade or longer with utility customers, assuring that uranium enrichment capacity expansion is tied directly to existing reactors or ones under construction. However, all of our competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.

With this backdrop, we expect to be making significant decisions in the next few months regarding the future strategic path of the Company. We continue to believe that the best path to maximizing long term shareholder value is to maintain a viable path to the deployment of the American Centrifuge Plant and that a DOE loan guarantee is critical to financing the American Centrifuge Plant. Despite our continued efforts to obtain a conditional commitment for a loan guarantee from DOE, we have not yet been successful in satisfying DOE’s concerns regarding the financial and project execution depth of the American Centrifuge project and have not yet been able to obtain a conditional commitment. We are currently in discussions with DOE regarding a research, development and demonstration (“RD&D”) program to reduce the technology and financial risk of commercializing the American Centrifuge technology, including a cooperative agreement to provide immediate funding to enable us to continue spending on the project in the short term as we work with DOE to define the scope, schedule, cost, and funding sources for the RD&D program. However, notwithstanding our extensive discussions with DOE concerning an RD&D program, we have not yet finalized an agreement and obtained funding for such a program. Moreover any agreement would likely also require restructuring of the project and of our investment. In light of our inability to reach a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding our prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, we currently are evaluating our options concerning the American Centrifuge project, including whether to further reduce our spending on the project and begin demobilizing the project. Our evaluation of these options is ongoing and a decision could be made at any time. See “American Centrifuge Plant Update” below for a full discussion of developments in the third quarter regarding the American Centrifuge project. See also “Risk Factors” in Item 1A of this report and of our Annual Report on Form 10-K for a discussion of risks and uncertainties relating to the American Centrifuge project and the potential impacts of a decision to demobilize.

We are also facing a near term decision regarding the continuation of operations at the Paducah gaseous diffusion plant beyond May 2012. Our production facility in Paducah, Kentucky is leased from the U.S. government and was built in the 1950s for defense purposes. Although the plant is operating at its highest efficiency in 30 years, the technology uses significant amounts of electric power that is increasingly putting us at a competitive disadvantage compared to our foreign-owned competitors who operate gas centrifuge plants. We will base our decision on whether to extend operations beyond May 2012 upon economic considerations and the ability of the plant to operate profitably. Factors affecting our decision include SWU supply and demand and the outcome of discussions with customers about their near term SWU supply needs, our success in obtaining a contract on satisfactory terms with DOE for programs such as enriching a portion of DOE’s depleted uranium stockpile, and our ability to negotiate an acceptable power arrangement with the Tennessee Valley Authority (“TVA”) or other suppliers of power. In the past, the Paducah GDP has been needed to meet market demand for SWU, but the Fukushima event and subsequent responses have reduced the near-term demand in the market. Based upon our current outlook for demand and discussions with customers, we do not believe there is sufficient demand to support a Paducah extension absent an agreement with DOE for tails re-enrichment to absorb a portion of the plant production capacity, and even if we obtain an agreement for tails re-enrichment, there still may not be sufficient demand from our customers.

We have proposed a program to DOE to re-enrich a portion of DOE’s stored depleted uranium. Such a program would reduce DOE’s costs of ultimately disposing of the depleted uranium. Depleted uranium re-enrichment would create a valuable uranium asset that could help fund DOE programs while providing production load to our enrichment operations at the Paducah GDP. In June 2011, the Government Accountability Office estimated the value of DOE’s depleted uranium to the government was $4.2 billion. Legislation requiring DOE to enter into such a program is being considered by Congress, but enactment of such legislation and timing is uncertain. Without sufficient demand for enrichment, the depleted uranium re-enrichment program and competitive power pricing beyond May 2012, extension of Paducah GDP operations may not be economic.

Because approximately 70% of our cost of production is electricity, we are sharply focused on the price we pay for power at Paducah. Our power supply contract with TVA expires May 31, 2012 and we are evaluating additional power purchases from TVA and other sources. We expect to make decisions regarding an extension of Paducah GDP operations in the next few months. A decision to cease operations at the Paducah GDP could have a material adverse effect on our business and prospects. Without operations at Paducah beyond May 2012, we would cease being a producer of enriched uranium during any transition period to centrifuge technology. This could have an adverse impact on our relationships with customers and prospects. Risks and uncertainties regarding the extension of Paducah operations and the potential impacts of a shutdown of Paducah operations are described in “Risk Factors” in Item 1A of this report.

The 104 reactors in the United States and approximately 330 additional reactors around the world will need fuel for many years. In March 2011, we announced a multi-year commercial contract with a Russian government entity known as TENEX that provides for continued access to Russian LEU after the Megatons to Megawatts program concludes.  This will provide us with continued access to an important part of our existing LEU supply mix through 2022 for our customers as we continue to deploy the American Centrifuge Plant (“ACP”). By supplementing our domestic capacity at Paducah with continued access to Russian LEU, we seek to maintain our market position as we transition to the ACP. Pricing under the new agreement is determined using a formula that combines a mix of market-related price points and other factors. The new contract between USEC and TENEX was approved by the Russian State Atomic Energy Corporation on May 11, 2011. Subject to the effectiveness of the new supply contract, which is conditioned upon completion of administrative arrangements between the U.S. and Russian governments, USEC and TENEX have agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States utilizing Russian centrifuge technology. Any decision to proceed with such a project would depend on the results of the feasibility study and would be subject to further agreement between the two parties and their respective governments.

One area of industry focus coming out of the events at Fukushima has been the amount of used nuclear fuel stored underwater in pools at nuclear facilities around the world. In the United States alone, there are many tens of thousands of spent fuel assemblies being stored in large pools in protected areas at the power plants. The federal government had focused on Yucca Mountain as the nation's used fuel repository site and Congress confirmed DOE's selection of the site in 2002. However, now DOE is seeking to halt the repository by requesting to withdraw a license application with the NRC. The future of the repository is highly uncertain. Regulators in the United States have continued to assert the safety of both wet and dry storage of used nuclear fuel; however, in this operating environment, plant operators may increasingly turn to dry cask storage technology to off-load older and cooler nuclear fuel assemblies from their spent fuel pools. This may increase near-term demand for dry cask storage systems.  NAC International Inc. (“NAC”), a wholly owned USEC subsidiary, has a full range of dry cask storage systems, including the MAGNASTOR® System, which has among the largest storage capacities of any cask system approved to date.

In the United States, NAC competes with two companies and has a market share that is roughly 30% of installed, multi-purpose canister concrete storage systems. We estimate the accessible and uncommitted global market over the next 10 years for used fuel storage systems to be roughly $1.5 billion, and this market could increase if utilities’ used fuel storage plans are revised to transfer more fuel stored in pools into dry storage casks to reduce pool heat loads.

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

We ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Over the past decade, we maintained the Portsmouth site and performed services under contract with DOE. DOE now has a contract for the decontamination and decommissioning (“D&D”) of the Portsmouth site with a joint venture between Fluor Corporation and The Babcock & Wilcox Company. On September 30, 2011, USEC’s contracts for maintaining the Portsmouth facilities and performing services for DOE expired and USEC completed the transition of facilities to the D&D contractor. Without the Portsmouth site services contracts, revenue for our contract services segment will decrease significantly going forward compared to prior periods. For additional details, refer to the “Contract Services Segment” section below.

American Centrifuge Plant Update

In light of our inability to reach a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding our prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, we currently are evaluating our options concerning the American Centrifuge project, including whether to further reduce our spending on the project and begin demobilizing the project. Our evaluation of these options is ongoing and a decision could be made at any time.

During the third quarter we reached a critical point regarding continued funding for the American Centrifuge project. On September 30, 2011, we announced that in order to prudently manage our resources we would be reducing our spending on the American Centrifuge project during October 2011 by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) as we continued working with DOE to achieve a conditional commitment for a DOE loan guarantee for the American Centrifuge project by November 1, 2011. We also sent Worker Adjustment and Retraining Notification (“WARN”) Act notices to all of the approximately 450 American Centrifuge workers informing them of potential future layoffs. In connection with the decision to curtail spending, we also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge project and advised them that we may demobilize the project in November 2011.

Subsequent to that action, we and DOE engaged in intense discussions throughout October and discussions are ongoing regarding a research, development and demonstration (“RD&D”) program to reduce the technology and financial risk of commercializing the American Centrifuge technology. Our application for a DOE loan guarantee would remain pending during the RD&D program. The RD&D program being discussed is currently anticipated to include up to $300 million of total U.S. government funding provided through a cost sharing arrangement. The RD&D program is expected to involve the manufacturing of additional production design centrifuge machines and constructing and operating at least one complete commercial cascade of machines so that key systems associated with cascade operations of the American Centrifuge technology can be tested as they would actually operate at the scale necessary for full commercialization. As initially planned, the American Centrifuge Plant would include 96 cascades each containing 120 machines, so operation of a cascade enables the demonstration and testing of certain systems as they would actually operate at the scale necessary for full commercialization.

It is anticipated that the RD&D program would include an initial scoping phase followed by a technical verification phase including constructing and operating one complete commercial cascade and then a build-out phase involving continued building of centrifuge machines beyond one cascade toward a train of six cascades to the extent of available funds. It is anticipated that during these first two phases, DOE would provide funding for up to 80% of the costs with USEC (or a new joint company formed by a consortium of USEC, our strategic investors Babcock & Wilcox Investment Company (“B&W”) and Toshiba Corporation (“Toshiba”) and other potential third party investors) contributing the remaining funds. During the build-out phase, DOE would provide funding for up to 20% of the costs with USEC (or such new joint company) contributing the funding for the remaining costs. DOE’s total contribution for all three phases would be capped at $300 million.

We are in discussions with DOE regarding a cooperative agreement to provide immediate funding to continue American Centrifuge RD&D activities over the next couple of months and to develop the scope for execution of the enhanced RD&D program. The cooperative agreement currently being discussed with DOE would provide for 80% DOE and 20% USEC cost sharing for work performed over the next couple of months with a total estimated cost of approximately $55 million. The cooperative agreement would provide for the cost of ongoing ACP activities during this period as well as for the scoping work. It is anticipated that, similar to the cooperative agreement entered into between USEC and DOE in March 2010, under the cooperative agreement, DOE would accept title to quantities of depleted uranium that would enable us to release encumbered funds for DOE’s share of the total estimated cost of the ACP work during this period. Depleted uranium is generated as a result of operation of our gaseous diffusion plant in Paducah, Kentucky. Under our license with the Nuclear Regulatory Commission, we must guarantee the disposition of this depleted uranium with financial assurance. We would remain responsible, at our expense, for the storage of the transferred depleted uranium until DOE takes custody and possession of the material. We would provide cost sharing equal to 20% of the total estimated cost of $55 million, or $11 million. It is currently anticipated that USEC’s 20% contribution of $11 million during the initial scoping phase could include credit for certain expenditures previously made by USEC for ongoing demonstration activities. However, we have not reached an agreement with DOE regarding the cooperative agreement and continuation of the RD&D program in the government fiscal year 2012 beyond any initial scoping phase will require action by Congress to provide funding or from funds released from the transfer of additional quantities of depleted uranium from us to DOE.  Funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations.

It is anticipated that during the initial scoping phase, we would work with DOE and our strategic investors B&W and Toshiba to define the scope, schedule, cost, and funding sources for the RD&D program, and finalize financial and technical milestones for the RD&D program. We would also work with our strategic investors to determine how best to structure ongoing investment in the project and move forward with the RD&D program and future commercialization. If, following any cooperative agreement, an agreement is reached with DOE and a decision is made to proceed with the RD&D program beyond the initial scoping phase, we would then enter into an omnibus agreement with DOE for the second two phases of the RD&D program for the remaining approximately $256 million. However, no decision has yet been made regarding the RD&D program, including the sources of DOE funding or the structure of any ongoing USEC investment. We have no assurance that the terms required by DOE will be acceptable, that we will be able to reach agreement with DOE or our strategic investors regarding any phase of the RD&D program or that any funding will be provided.

Although we will continue to pursue a $2 billion loan guarantee through the DOE’s Loan Guarantee Program, our efforts in the immediate future are focused on working together with DOE and Congress on support for the RD&D program. Our loan guarantee application is expected to remain pending during this period. If we determine that there is support for federal funding for such a program and a cooperative agreement could be agreed to with DOE to provide for immediate funding, we would expect to then focus on implementing the cooperative agreement, including the scoping and other activities described above. However, if we determine that such support does not exist or that our prospects for finalizing an agreement and obtaining funding from DOE for the RD&D program is not achievable in the near term, we expect to further reduce our spending on the project and begin demobilizing the project. A decision could be made at any time. We are also continuing to work with our financial and other advisors to review structuring options and strategic alternatives. However, we have no assurances that we will ultimately be able to obtain a loan guarantee and the timing thereof or that any of the structuring options or strategic alternatives can be implemented.

In support of our DOE loan guarantee application, we have continued to operate a lead cascade test and demonstration program with AC100 commercial plant machines at the Piketon, Ohio plant. By increasing the number of operating machine hours we continue to provide DOE with additional assurance of performance, reliability and plant availability. In addition, on May 20, 2011, we submitted to the NRC a request to extend our operating license for the lead cascade which was scheduled to expire on August 23, 2011. On July 15, 2011, the NRC concluded that our application was complete, but deferred conducting a review of our application unless we request to continue lead cascade operations beyond the summer of 2012. Under applicable law, our license will not expire pending NRC's review of a complete application.

As part of our effort to reduce or mitigate project risks, we established a joint company with B&W for the manufacture and assembly of AC100 centrifuge machines. The joint company became effective May 1, 2011, and is known as American Centrifuge Manufacturing, consolidates the authority and accountability for centrifuge machine manufacturing and assembly in one business unit which assumes contractual accountability over the family of centrifuge parts manufacturers.  With this consolidation, the entire manufacturing program can be managed centrally for cost efficiency, lean manufacturing, and application of consistent standards of high quality across the entire machine manufacturing base. In addition, certain key suppliers and sub-suppliers conducted production runs in their facilities for a period of time to successfully demonstrate production of machine components and assembly at a sustained production rate that we expect to reach during high-volume machine manufacturing. The production demonstration was also intended to provide suppliers with experience that would facilitate a transition to fixed-price contracts.

The securities purchase agreement governing the transactions with Toshiba and B&W provided that it may be terminated if the second closing did not occur by June 30, 2011. The second closing was conditioned upon receipt of a $2 billion conditional commitment and has not occurred. As previously reported on June 30, 2011, we entered into a standstill agreement with Toshiba and B&W pursuant to which each party agreed not to exercise its right to terminate the securities purchase agreement prior to August 15, 2011. On August 15, 2011, the parties further extended this period of time through September 30, 2011 and then again to October 31, 2011. As of October 31, 2011, the parties have agreed in principle to further extend the standstill agreement through January 15, 2012 if DOE and USEC reach agreement on the framework for the RD&D program. However, since no agreement has been reached with DOE, the standstill agreement is not effective and USEC and each of the strategic investors (as to such investor’s obligations) currently have the right to terminate the securities purchase agreement.

Significant risks exist regarding our ability to continue to deploy the American Centrifuge project and the potential for demobilization.  Please see “Risk Factors” in Part II, Item 1A of this report.

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

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we work periodically with customers regarding the timing of their orders, including the advancement of those orders. Rather than selling material into the limited spot market for enrichment, USEC has advanced orders from 2011 into 2010 and orders from 2012 into 2011. Based on our outlook for demand and our anticipated liquidity and working capital needs, we anticipate continuing to work with customers to advance orders in the near term. If customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue is recorded in an earlier than originally anticipated period. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. This will have the effect of reducing backlog and revenues in future years if we do not replace these orders with additional sales. Future sales will also be a function of our future supply, including decisions with respect to the extension of Paducah plant operations. Looking a few years out, we expect an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog and thus decrease the need to advance orders in the future. However, the amount of any demand and our ability to capture that demand is uncertain. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable. In light of the order advancements that we have done in the past, we expect additional order advancements to be increasingly challenging.

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

	September 30,	December 31,	September 30,
	2011	2010	2010
Long-term SWU price indicator ($/SWU)	$155.00	$158.00	$160.00
UF6:
Long-term price composite ($/KgU)	181.36	190.07	175.00
Spot price indicator ($/KgU)	144.00	173.00	135.00

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

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA that expires May 31, 2012. The base price under the TVA power contract increases moderately based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has imposed an average increase over base contract prices of about 14% in first nine months of 2011, 10% in 2010, 6% in 2009, and 15% in 2008. The average fuel cost adjustment in the first nine months of 2011 was affected by TVA’s temporary power generating capacity losses during April and May which were caused by severe tornado and thunderstorm damage, necessitating the purchase of significant volumes of higher cost replacement power. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which are substantially influenced by coal, gas and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices, but the magnitude and the impact is uncertain given volatile energy prices and electricity demand.

Under the terms of our contract with TVA, beginning September 1, 2010, we began to buy 1,650 megawatts instead of the 2,000 megawatts we had been purchasing in non-summer months since 2007. This reduction was included in the contract to provide a transition for the TVA power system for our planned transition to production at the ACP in Ohio. In addition, as a result of flood conditions near the Paducah plant, we coordinated with TVA to ramp down power purchases in 2011 to summer operation levels earlier than planned. In the summer months (June – August), we supplemented the 300 megawatts we buy under the TVA contract with additional power purchased at market-based prices. We continue to evaluate our TVA load profile and production requirements through the end of the contract period with a goal of optimizing power purchases and decreasing our exposure to TVA fuel cost volatility. As part of our planning for continued operations of the Paducah GDP, we are evaluating possible sources of power for delivery after May 31, 2012, including negotiations with TVA and discussions with potential alternate sources of electricity.

We store depleted uranium generated from our operations at the Paducah GDP and accrue estimated costs for its future disposition. Under federal law, we have the option to send our depleted uranium to DOE for disposition, but are continuing to explore a number of competitive alternatives. DOE has constructed new facilities at Paducah and Portsmouth to process large quantities of depleted uranium owned by DOE. Test operations at these DOE facilities have been completed and preliminary operations have begun. If we were to dispose of our depleted uranium with DOE, we would be required to reimburse DOE for the related costs of disposing of our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The method and timing of the disposal of our depleted uranium has not been determined. DOE has taken from USEC the disposal obligation for specific quantities of depleted uranium in past years, most recently through a cooperative agreement signed in March 2010 that provided for pro-rata cost sharing support for the funding of certain American Centrifuge activities in 2010. Our long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that we generate, projected methods of disposition and estimated disposition costs. Our estimates of processing, transportation and disposal costs are based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance (refer to “Liquidity and Capital Resources – Financial Assurance and Related Liabilities”). Our estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability as well as financial assurance we provide for the disposition of depleted uranium are subject to change as additional information becomes available.

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

Contract Services Segment

Revenue from Contract Services

We perform services and earn revenue from contract work through our subsidiary NAC and from contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site. USEC ceased uranium enrichment operations at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Over the past decade, we maintained the Portsmouth site and performed services under contract with DOE. As previously reported, DOE awarded a contract for the decontamination and decommissioning (“D&D”) of the Portsmouth site in August 2010 to a new contractor. Revenue from Portsmouth’s government contract services activities comprised approximately 80% of the total revenue for the contract services segment in 2010. On September 30, 2011, contracts for maintaining the Portsmouth facilities and performing services for DOE expired and we completed the transition of facilities to the D&D contractor.  Consequently our Portsmouth government contract services operations ceased on September 30, 2011. We will continue to provide some limited services to DOE and its contractors at our Paducah site and at the Portsmouth site related to facilities we continue to lease for the ACP. Revenue from our contract services segment, however, will decrease significantly going forward compared to prior periods. See “– Portsmouth Facility Update” below.

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

DOE funded a portion of the work at Portsmouth through an arrangement whereby DOE transferred uranium to us which we immediately sold. We completed six competitive sales of uranium between the fourth quarter of 2009 and the first quarter of 2011. Our receipt of the uranium is not considered a purchase by us and no revenue or cost of sales is recorded upon its sale. This is because we have no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The value of the contract work is based on the cash proceeds from the uranium sales less our selling and handling costs. The net cash proceeds from the uranium sales were recorded as deferred revenue, and revenue is recognized in our contract services segment as services are provided.

Contract Services Receivables

Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations. DOE historically has not approved our provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008, 2009 and 2010 . DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004. There is the potential for additional revenue to be recognized related to our valuation allowances pending the outcome of audits and DOE reviews. However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

Our consolidated balance sheet includes receivables from DOE or DOE contractors of $80.4 million as of September 30, 2011. Of the $80.4 million, $28.3 million represents revenue recorded for amounts not yet billed due to the absence of approved billing rates referenced above (referred to as unbilled receivables). Past due receivables from DOE or DOE contractors increased from $10.9 million at December 31, 2010 to $24.6 million at September 30, 2011, of which $11.2 million is related to the 2002 through 2009 historical periods.

Transition of Portsmouth Site Contract Services Workers

The transition of Portsmouth site contract services workers from USEC to the new D&D contractor began in the first quarter of 2011 and was completed on September 30, 2011. Severance liabilities associated with the employee transition at the Portsmouth site for those workers not offered employment by the D&D contractor is less than $1 million, with DOE owing a portion of this amount related to contract closeout, and is recorded as a current liability as of September 30, 2011. Severance amounts are expected to be paid in the fourth quarter of 2011.

Pension and Postretirement Benefit Costs related to Portsmouth Site Contract Services Workers

The cessation of certain U.S. government contract activities and the transfer of employees in Portsmouth triggered certain curtailment charges related to USEC’s defined benefit pension plan and postretirement health and life benefit plans. Since a substantial number of employees were expected to be leaving USEC as a result of the transitioning of our government services work to the D&D contractor, we recognized approximately $0.4 million in our cost of sales in December 2010 related to unamortized prior service costs based on our employee population at Portsmouth. Additionally, USEC recognized $5.1 million in cost of sales in 2011 for curtailment charges related to the pension plan and postretirement benefit plans based on additional information and clarification on the timing and number of employees leaving USEC and refined actuarial estimates. Our curtailment charges for both the pension and postretirement health and life benefit plans reflects terminations for all employees transitioning at the Portsmouth site to the D&D contractor. We do not expect additional one-time curtailment charges as a result of these employee transitions, absent a significant change in circumstances.

Portsmouth Facility Update

On September 30, 2011, we completed the transition of Portsmouth site facilities to the D&D contractor. As part of the transition, the NRC terminated our certificate of compliance for the Portsmouth site. We continue to lease facilities used for the ACP and administrative purposes. DOE has agreed to provide infrastructure services in support of the construction and operation of the ACP. USEC is permitted to re-lease certain facilities in the event they are needed to provide utility services to the ACP and DOE or its contractors are not continuing such services.

Under our lease agreement with DOE, ownership of capital improvements that we leave behind as well as responsibility for D&D transfers to DOE. The turnover requirements of the lease require us to remove certain uranium and USEC-generated waste, and we accrue amounts to cover these expected costs as part of our lease turnover cost estimate. In connection with the return of facilities, DOE has agreed to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. USEC has agreed to pay DOE its cost of disposing of such wastes which was estimated to be $7.8 million and is recorded as a current liability.

Prior to September 30, 2011, we had inventories of nuclear material and equipment stored at the Portsmouth site. We agreed with DOE to swap certain of this material for material of like value located at the Paducah GDP during 2011. We elected to leave certain other material at Portsmouth as permitted under the lease. During 2010, we charged approximately $1.5 million to cost of sales for inventory deemed impaired due to the estimated costs exceeding the benefits required to move certain material to another USEC location.

Estimated Contract Closeout Costs to be Billed to DOE

Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, are anticipated to be billed to DOE and recorded as revenue when contract closeout occurs and amounts are deemed probable of recovery. Our current estimate for these billable costs is approximately $35 million which includes an estimate to complete outstanding DOE audits within a reasonable period of time. This estimate is without considering ongoing cost reimbursable work being performed and amounts already included in our receivable balances. These contract closeout costs to be billed to DOE include DOE’s share of costs for our defined benefit pension plan, our postretirement health and life benefit plans, DOE’s share of severance, and other miscellaneous costs. The actual amounts are subject to a number of factors and therefore subject to significant uncertainty including uncertainty concerning the amount that may be reimbursable under contracts with DOE.

Employees

A summary of our employees by location follows:
		No. of Employees
Location		Sept. 30, 2011	Dec. 31, 2010
Paducah GDP	Paducah, KY	1,192	1,185
Portsmouth site	Piketon, OH	118	1,157
American Centrifuge	Primarily Oak Ridge, TN and Piketon, OH	443	453
NAC	Primarily Norcross, GA	68	60
Headquarters	Bethesda, MD	96	94
	Total Employees	1,917	2,949

The United Steelworkers and the Security, Police, Fire Professionals of America represented 35% of our employees at September 30, 2011 and 43% of our employees at December 31, 2010.

Of the employees remaining at the Portsmouth site at September 30, 2011, approximately 30 are on extended leave of absence and their ultimate employment status is to be determined. The remainder are primarily related to administrative functions.

As discussed above in “Overview – American Centrifuge Plant Update”, on September 30, 2011 we sent Worker Adjustment and Retraining Notification (“WARN”) Act notices to the American Centrifuge workers informing them of potential future layoffs.

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

Expenditures related to American Centrifuge technology for the nine months ended September 30, 2011 and 2010 as well as cumulative expenditures as of September 30, 2011, follow (in millions):

	Nine Months Ended September 30,		Cumulative as of September 30,
	2011	2010	2011
Amount expensed (A)	$85.1	$78.6	$852.5
Amount capitalized (B)	107.4	91.4	1,285.6
Total ACP expenditures, including accruals (C)	$192.5	$170.0	$2,138.1

(A)Expense included as part of Advanced Technology Costs.
(B)Amounts capitalized as part of property, plant and equipment (primarily as part of construction work in progress) total $1,252.5 million as of September 30, 2011, including capitalized interest of $112.3 million. Prepayments to suppliers under existing agreements for materials and services not yet provided totaled $33.1 million as of September 30, 2011.

(C)Total ACP expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes $7.6 million of accruals at September 30, 2011.

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

Deferred financing costs, net, includes approximately $6.8 million for costs related to the ACP project, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs related to the DOE Loan Guarantee Program will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

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

On September 30, 2011, we announced that in order to prudently manage our resources we would be reducing our spending on the American Centrifuge project during October 2011 by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) as we continued working with DOE to achieve a conditional commitment for a DOE loan guarantee for the American Centrifuge project by November 1, 2011. We also sent Worker Adjustment and Retraining Notification (“WARN”) Act notices to all of the approximately 450 American Centrifuge workers informing them of potential future layoffs. In connection with the decision to curtail spending, we also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge project and advised them that we may demobilize the project in November 2011.

Subsequent to that action, we and DOE engaged in intense discussions throughout October and discussions are ongoing regarding a research, development and demonstration (“RD&D”) program to reduce the technology and financial risk of commercializing the American Centrifuge technology. The RD&D program being discussed is currently anticipated to include up to $300 million of total U.S. government funding provided through a cost sharing arrangement. The RD&D program is expected to involve the manufacturing of additional production design centrifuge machines and constructing and operating at least one complete commercial cascade of machines so that key systems associated with cascade operations of the American Centrifuge technology can be tested as they would actually operate at the scale necessary for full commercialization. If an agreement is reached, an initial scoping phase of the RD&D program could occur over the next several months. However, no agreement has been reached with DOE regarding any phase of the RD&D program and so USEC continues to evaluate its continued spending on the American Centrifuge project on a day-to-day basis based on ongoing discussions with DOE and the timing and likelihood of any government funding.

As we previously disclosed in the second quarter, we are currently evaluating the ongoing utility of a number of earlier AC100 centrifuge machines that may not be compatible with the current commercial plant design that were previously capitalized as part of construction work in progress. If we determine that these centrifuge machines have no future economic benefit, then we would expense up to $100 million in a subsequent quarter. We are evaluating several potential uses of these machines and the related economics for each scenario, such as use in the commercial plant as a production line, use of certain parts or subassemblies as operating spares, and use for operator training. The evaluation of these centrifuge machines is expected to be completed by the end of the fourth quarter of 2011.

We continue to believe that future cash flows generated by the ACP will exceed our capital investment and our capital investment is more likely than not to be fully recoverable. We will continue to evaluate this assessment as conditions change. If we do move forward with a cooperative agreement with DOE, due to the nature of activities that would be expected to be performed under such agreement, we would expect to charge to expense amounts spent under the cooperative agreement. If conditions change and deployment was no longer probable or was delayed significantly from our current projections, we could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.3 billion as early as the fourth quarter of 2011. Events that could impact our views as to the probability of deployment or our projections include a failure to successfully enter into an agreement with DOE for the RD&D program, including the failure to timely enter into a cooperative agreement with DOE to provide immediate funding for the project, or an unfavorable determination in any initial scoping phase of the RD&D program regarding the restructuring of the project.

We follow the asset and liability approach to account for deferred income taxes. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets may not be realized. Accounting for income taxes as well as determining the need for or the amount of a valuation allowance involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. We review historical results, forecasts of taxable income based upon business plans, eligible carryforward periods, periods over which deferred tax assets are expected to reverse, developments related to the American Centrifuge Plant, tax planning opportunities, and other relevant considerations. The underlying assumptions may change from period to period.

A valuation allowance is required if it is more likely than not that a deferred tax asset cannot be realized in the future.  That realization is dependent on having sufficient taxable income to realize the deferred tax asset.  In practice, positive and negative evidence is reviewed with objective evidence receiving greater weight.  One of the most difficult forms of negative evidence to overcome is a cumulative three-year loss.  Because of the large dollar amount of capitalized ACP related assets on our balance sheet, a full write-down will create a cumulative three-year loss for us. Without significant positive objective evidence to the contrary, the need to record a valuation allowance would be inevitable. In order to determine the amount of the valuation allowance, all sources of taxable income, including tax planning strategies, and all other sources of positive and negative evidence would need to be analyzed. Our inability to overcome the strong negative evidence of a cumulative three-year loss would require us to record a valuation allowance for the deferred tax asset created by the ACP book asset write-down, as well as all other previously recorded deferred tax assets, including state deferred taxes.

Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant and the continued capitalization of the ACP capital investment and potential for a valuation allowance are described in Item 1A, “Risk Factors” of this report and our 2010 Annual Report on Form 10-K.

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

Results of Operations – Three and Nine Months Ended September 30, 2011 and 2010

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

The following table presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2011	2010	Change	%
LEU segment
Revenue:
SWU revenue	$297.9	$404.2	$(106.3)	(26)%
Uranium revenue	21.3	79.3	(58.0)	(73)%
Total	319.2	483.5	(164.3)	(34)%
Cost of sales	298.5	451.4	152.9	34%
Gross profit	$20.7	$32.1	$(11.4)	(36)%

Contract services segment
Revenue	$55.3	$81.1	$(25.8)	(32)%
Cost of sales	49.1	75.2	26.1	35%
Gross profit	$6.2	$5.9	$0.3	5%

Total
Revenue	$374.5	$564.6	$(190.1)	(34)%
Cost of sales	347.6	526.6	179.0	34%
Gross profit	$26.9	$38.0	$(11.1)	(29)%

	Nine Months Ended September 30,
	2011	2010	Change	%
LEU segment
Revenue:
SWU revenue	$936.7	$1,001.8	$(65.1)	(6)%
Uranium revenue	103.1	164.5	(61.4)	(37)%
Total	1,039.8	1,166.3	(126.5)	(11)%
Cost of sales	974.3	1,077.2	102.9	10%
Gross profit	$65.5	$89.1	$(23.6)	(26)%

Contract services segment
Revenue	$169.6	$202.7	$(33.1)	(16)%
Cost of sales	161.1	183.0	21.9	12%
Gross profit	$8.5	$19.7	$(11.2)	(57)%

Total
Revenue	$1,209.4	$1,369.0	$(159.6)	(12)%
Cost of sales	1,135.4	1,260.2	124.8	10%
Gross profit	$74.0	$108.8	$(34.8)	(32)%

Revenue

Revenue from the LEU segment declined $164.3 million in the three months and $126.5 million in the nine months ended September 30, 2011, compared to the corresponding periods in 2010. The volume of SWU sales declined 31% in the three months and 11% in the nine months ended September 30, 2011, compared to the corresponding periods in 2010, reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 7% in the three-month period and 5% in the nine-month period, reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.

The volume of uranium sold declined 79% in the three months and 52% in the nine months ended September 30, 2011, compared to the corresponding periods in 2010, reflecting declines in uranium inventory available for sale. The average price increased 26% in the three months and 30% in the nine months reflecting the particular price mix of contracts under which uranium was sold.

Revenue from the contract services segment declined $25.8 million in the three months and $33.1 million in the nine months ended September 30, 2011, compared to the corresponding periods in 2010. Contract service revenues at the Portsmouth site declined $36.0 million in the three-month period and $48.6 million in the nine-month period. These declines reflect reduced site services at Portsmouth as work was transferred to the new D&D contractor as well as fee recognition on certain contracts in the first quarter of 2010. Revenues by NAC increased $8.0 million in the three-month period and $18.7 million in the nine-month period primarily as a result of increased sales of dry cask storage systems.

Cost of Sales

Cost of sales for the LEU segment declined $152.9 million in the three months and $102.9 million in the nine months ended September 30, 2011, compared to the corresponding periods in 2010, primarily due to lower sales volumes, partially offset by higher unit costs.

Cost of sales per SWU was 7% higher in the three months and 8% higher in the nine months ended September 30, 2011 compared to the corresponding periods in 2010. Cost of sales was reduced by $2.2 million in the third quarter of 2010 due to a net reduction in projected lease turnover costs resulting from the return of certain Portsmouth GDP facilities to DOE in September 2010. Excluding the effect of this change in estimate, cost of sales per SWU was 6% higher in the three months ended September 30, 2011 compared to the corresponding period in 2010. In the second quarter of 2010, cost of sales and other long-term liabilities were reduced by $7.8 million due to a change in estimate of our share of future demolition and severance costs for a power plant that was built to supply power to the Paducah GDP. Excluding the effect of these changes in estimates in the second and third quarters of the prior year, cost of sales per SWU was 7% higher in the nine months ended September 30, 2011 compared to the corresponding period in 2010.

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

Production costs declined $1.0 million (or 1%) in the three months ended September 30, 2011 compared to the corresponding period in 2010. Production volume increased 1% and the unit production cost declined 2%. In the summer months (June – August), we supplemented the 300 megawatts we bought under the Tennessee Valley Authority (“TVA”) contract with additional power purchased at market-based prices. In the three months ended September 30, 2011, the effect of higher prices under the TVA contract was offset by supplemental power purchases at low market-based prices. The average cost per megawatt hour declined 2% in the three-month period.

For nine months ended September 30, 2011, production costs declined $51.2 million (or 8%) compared to the corresponding period in 2010, as production volume declined to more closely match anticipated sales for the year. Production volume declined 15% in the nine-month period and the unit production cost increased 7%. Under our power contract with TVA, beginning September 1, 2010, the power that we purchase from TVA during the non-summer months (September – May) was reduced from 2,000 megawatts to 1,650 megawatts. As a result, megawatt hours purchased declined 16% in the nine-month period. The average cost per megawatt hour increased 5% in the nine-month period. The higher prices reflect higher TVA fuel cost adjustments as well as the fixed, annual increase in the TVA contract price, partially offset by supplemental power purchases in the summer months at lower market-based prices than the prior year.

We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $14.3 million in the nine months ended September 30, 2011 compared to the corresponding period in 2010, reflecting a 3% increase in the market-based unit purchase cost.

Cost of sales for the contract services segment declined $26.1 million in the three months ended September 30, 2011, compared to the corresponding period in 2010, reflecting reduced contract services work at Portsmouth, partially offset by increased sales by NAC. Cost of sales for the contract services segment declined $21.9 million in the nine months ended September 30, 2011, compared to the corresponding period in 2010, reflecting reduced contract services work at Portsmouth and curtailment charges of $5.1 million for the pension plan and postretirement benefit plans in connection with the transition of Portsmouth site contract service workers to the new contractor, partially offset by increased sales by NAC.

Gross Profit

Gross profit declined $11.1 million in the three months ended September 30, 2011 compared to the corresponding period in 2010. Our gross profit margin was 7.2% in the three months ended September 30, 2011 compared to 6.7% in the corresponding period in 2010. Gross profit for the LEU segment declined $11.4 million in the three-month period due to lower sales volume for SWU and uranium. Gross profit for the contract services segment increased $0.3 million in the three months ended September 30, 2011.

Gross profit declined $34.8 million in the nine months ended September 30, 2011 compared to the corresponding period in 2010. Our gross profit margin was 6.1% in the nine months ended September 30, 2011 compared to 7.9% in the corresponding period in 2010. Gross profit for the LEU segment declined $23.6 million in the nine-month period due to lower sales volume and higher unit costs, partially offset by higher average selling prices. Gross profit for the contract services segment declined $11.2 million in the nine months ended September 30, 2011, compared to the corresponding period in 2010, reflecting fee recognition on certain contracts in the prior period as well as $5.1 million in pension plan and postretirement benefit plan curtailment charges in the current period, partially offset by increased gross profit for NAC.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2011	2010	Change	%
Gross profit	$26.9	$38.0	$(11.1)	(29)%
Advanced technology costs	26.0	28.6	2.6	9%
Selling, general and administrative	15.6	14.0	(1.6)	(11)%
Other (income)	-	(12.4)	(12.4)	(100)%
Operating income (loss)	(14.7)	7.8	(22.5)	(288)%
Preferred stock issuance costs	-	4.8	4.8	100%
Interest expense	0.2	0.3	0.1	33%
Interest (income)	(0.1)	(0.2)	(0.1)	(50)%
Income (loss) before income taxes	(14.8)	2.9	(17.7)	(610)%
Provision (benefit) for income taxes	(7.9)	1.9	9.8	516%
Net income (loss)	$(6.9)	$1.0	$(7.9)	(790)%

	Nine Months Ended September 30,
	2011	2010	Change	%
Gross profit	$74.0	$108.8	$(34.8)	(32)%
Advanced technology costs	86.2	80.3	(5.9)	(7)%
Selling, general and administrative	47.8	43.4	(4.4)	(10)%
Other (income)	(3.7)	(32.4)	(28.7)	(89)%
Operating income (loss)	(56.3)	17.5	(73.8)	(422)%
Preferred stock issuance costs	-	4.8	4.8	100%
Interest expense	0.3	0.4	0.1	25%
Interest (income)	(0.4)	(0.4)	_-	_-
Income (loss) before income taxes	(56.2)	12.7	(68.9)	(543)%
Provision (benefit) for income taxes	(11.5)	14.2	25.7	181%
Net (loss)	$(44.7)	$(1.5)	$(43.2)	(2880)%

Advanced Technology Costs

Advanced technology costs declined $2.6 million in the three months and increased $5.9 million in the nine months ended September 30, 2011, compared to the corresponding periods in 2010. In the second quarter of 2011, we expensed $9.6 million of previously capitalized construction work in progress costs as previously described under “—Advanced Technology Costs.” Advanced technology costs include expenses by NAC to develop and expand its MAGNASTOR storage and transportation technology of $1.1 million in the nine months ended September 30, 2011 and $1.7 million in the corresponding period of 2010.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.6 million in the three months ended September 30, 2011 compared to the corresponding period in 2010, reflecting an increase of $0.8 million in salary, employee benefit and other compensation costs and an increase of $0.5 million in consulting costs.  Selling, general and administrative expenses increased $4.4 million in the nine months ended September 30, 2011 compared to the corresponding period in 2010, reflecting an increase of $2.2 million in salary, employee benefit and other compensation costs, an increase of $0.7 million in consulting costs, a favorable lease adjustment of $0.5 million in the second quarter of 2010 and an increase of $0.3 million in director compensation related to two additional directors in 2011.

Other (Income)

In January 2011, we executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange, we recognized a gain on debt extinguishment of $3.1 million in the first quarter of 2011.

In March 2010, we reached a cooperative agreement with DOE to provide for pro-rata cost sharing support for continued funding of American Centrifuge activities with a total cost of $90 million. DOE made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which released encumbered funds for investment in the American Centrifuge technology that we had otherwise committed to future depleted uranium disposition obligations. The program was completed in January 2011 when we made the final qualifying expenditures of $1.2 million. DOE’s contribution on a 50% pro rata basis, or $0.6 million, was recognized as other income in the first quarter of 2011. In the nine months ended September 30, 2010, we made qualifying American Centrifuge expenditures of $64.8 million. DOE’s contribution on a 50% pro rata basis, or $32.4 million, was recognized as other income in the nine months ended September 30, 2010.

Preferred Stock Issuance Costs

Issuance costs of $4.8 million related to the investment by Toshiba and B&W were expensed in the quarter ended September 30, 2010. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and recorded at fair value.

Interest Expense and Interest Income

Interest expense declined $0.1 million in the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010. Interest costs capitalized increased from $20.5 million in the nine months ended September 30, 2010 to $32.8 million in the nine months ended September 30, 2011, reflecting the convertible preferred stock issued in September 2010 and credit facility term loan funded in October 2010.

Interest income declined $0.1 million in the three-month period and was unchanged in the nine months ended September 30, 2011, compared to the corresponding periods in 2010.

Provision (Benefit) for Income Taxes

The benefit for income taxes was $7.9 million in the three months and $11.5 million in the nine months ended September 30, 2011.  The increase in the benefit for income taxes compared to the six months ended June 30, 2011 is primarily due to an increase in the expected 2011 loss before taxes.  The 2011 income tax provision includes a $0.3 million benefit for the reversal of previously accrued amounts associated with liabilities for unrecognized benefits.

Excluding the reversal of previously accrued amounts associated with liabilities for unrecognized benefits, the overall effective rate for 2011 is expected to result in a benefit for income taxes of 20% compared to a provision for income taxes of 72% for 2010.  This difference between 2011 and 2010 primarily results from 2011 having an expected loss before income taxes and 2010 having income before income taxes.  If 2011 was expected to have income levels comparable to 2010, the 2011 effective income tax rate would be approximately 60%.  The difference between the federal statutory rate of 35% and the 2011 effective income tax rate of 20% is primarily due to the level of 2011 expected pre-tax loss. In addition, the 2010 provision for income taxes includes a one-time charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Healthcare Act”) signed into law at the end of March 2010. The charge was due to a reduction in our deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. The 2011 effective income tax rate decrease is also impacted by lower estimated federal research credits in 2011 compared to 2010.

Net (Loss)

Net income declined $7.9 million in the three months and $43.2 million in the nine months ended September 30, 2011 compared to the corresponding periods in 2010, primarily due to the after-tax effects of the declines in LEU segment profits and other income. Additional factors affecting the nine-month period include the after-tax effects of the declines in contract services gross profits, partially offset by the tax provision charge of $6.5 million in the prior period related to the effect of changes in tax laws on our deferred tax assets.

2011 Outlook Update

We are providing an update to our 2011 financial guidance. We expect revenue for the full year to be approximately $1.7 billion, unchanged from our initial guidance.  Within that total revenue, we expect SWU revenue to be approximately $1.4 billion and uranium revenue to be approximately $135 million. Our projection for SWU volume sold has declined by 1% from earlier guidance and is expected to be 10% less in 2011 compared to 2010. We continue to expect at least a 3% increase in the average SWU price billed to customers. The contract services segment, which includes the closeout of work for DOE at the former Portsmouth Gaseous Diffusion Plant, is now expected to have revenue of approximately $200 million or $50 million more than our initial guidance. The higher revenue reflects additional services provided by us as the decontamination and decommissioning project at Portsmouth was handed over to a DOE contractor and additional sales of dry storage systems by our subsidiary, NAC International.

We produce approximately half of our SWU supply and purchase half from Russia under the Megatons to Megawatts program.  Electric power continues to be the largest production cost component. Under the terms of our contract with TVA, we are buying less electricity in 2011 than in 2010. We also ramped down power purchases to our summer operations level earlier than in previous years. The resulting reduction in power purchases will lower our cost of sales, partially offset by higher than expected fuel cost adjustments paid to TVA.  The purchase price paid to Russia in 2011 is 3% higher than in 2010. As customer orders firm for deliveries in the final quarter of 2011, we expect the gross profit margin for 2011 to be in a range of 5% to 6%.

Below the gross profit line, we expect our selling, general and administrative expense to be approximately $60 million. Our spending on the American Centrifuge in 2011 has been incrementally allocated as we continue to evaluate our spending plan and our path toward a DOE loan guarantee commitment or other funding for the project. During the fourth quarter of 2011, our spending on ACP beyond amounts already spent or committed to date will be dependent on our expectations regarding the success and timing of any cooperative agreement with DOE to provide for immediate funding under the RD&D program currently being discussed with DOE. We expect to expense costs under any cooperative agreement as incurred. If we are unable to reach agreement with DOE regarding the RD&D program, or as part of any scoping phase, we expect to evaluate the continued capitalization of existing ACP assets. The project has a significant effect on net income and cash flow, and due to the ongoing uncertainty, USEC is not providing guidance on net income or cash flow at this time. Taking into account spending on the project to date and our anticipated gross profit margin, we expect to report a net loss in 2011. We do, however, expect our current enrichment operations to generate positive cash flow from operations for the year 2011.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect our results are:

•	Changes to the electric power fuel cost adjustment;

•	Actions by DOE regarding financing of the American Centrifuge and supporting its continued development, including the potential for any cooperative agreement;

•	Ongoing review and evaluation of the value of capitalized costs that are part of ACP construction that could be charged to expense; and

•	The timing of recognition of previously deferred revenue.

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

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we work periodically with customers regarding the timing of their orders, including the advancement of those orders. Rather than selling material into the limited spot market for enrichment, USEC has advanced orders from 2011 into 2010 and orders from 2012 into 2011. Based on our outlook for demand and our anticipated liquidity and working capital needs, we anticipate continuing to work with customers to advance orders in the near term. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. This will have the effect of reducing backlog and revenues in future years if we do not replace these orders with additional sales. Future sales will also be a function of our future supply, including decisions with respect to the extension of Paducah plant operations. Looking a few years out, we expect an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog and thus decrease the need to advance orders in the future. However, the amount of any demand and our ability to capture that demand is uncertain. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable. In light of the order advancements that we have done in the past, we expect additional order advancements to be increasingly challenging, which could adversely affect our liquidity.

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

We expect our cash balance, internally generated cash from our LEU operations and services provided by our contract services segment, and available borrowings under our revolving credit facility will provide sufficient cash to meet our needs for at least 12 months. This assumes the renewal of the revolving credit portion of the credit facility and the repayment of the term loan portion of the credit facility at maturity. The credit facility matures on May 31, 2012 and we are planning to pursue a renewal or replacement of the credit facility. If the credit facility is not renewed or replaced, we could supplement our liquidity position through the sale of available inventory. However, we cannot be certain that we will have funds available to repay any indebtedness that may be outstanding under the facility at that time and to replace any outstanding letters of credit under the facility, which would adversely affect our liquidity and financial condition. As a result, our inability to renew or replace our credit facility could have significant adverse impacts on our liquidity and could raise significant uncertainty regarding our ability to continue as a going concern.

We are currently working with our lenders to define our credit facility renewal objectives. We expect to launch the effort with interested parties in the fourth quarter of 2011. However, we have no assurance that we will be able to refinance the revolving credit facility on terms favorable to us or at all and the timing of any renewal or replacement is uncertain. Lenders under our current credit facility or other potential lenders may not be interested in participating because of our financial condition, capital constraints or other reasons, which could affect the size and availability of any credit facility. Restrictions on the size of the credit facility could adversely affect our ability to fund our operations and affect our ability to continue investing in the American Centrifuge project. Please see Risk Factors in Part II, Item 1A of this report.

We need significant additional financing to complete construction of the American Centrifuge Plant and we have already reduced the scope of project activities until we have that financing. In the near term, our continued spending on the American Centrifuge project is dependent upon the success and timing of our entering into a cooperative agreement with DOE to provide for immediate funding to continue American Centrifuge RD&D activities over the next couple of months and to develop the scope for execution of the enhanced RD&D program. If we are successful in entering into a cooperative agreement with DOE and moving forward with the RD&D program, we expect to fund continued spending on the ACP through the closing on a DOE loan guarantee using the proceeds from the RD&D program, from investment from Toshiba and B&W and other potential third parties and through our cash flow from existing operations.

During the third quarter of 2011, we reached a critical point regarding continuing funding for the American Centrifuge project. On September 30, 2011, we announced that in order to prudently manage our resources we would be reducing spending on the American Centrifuge project during October 2011 by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) as we continued working with DOE to achieve a conditional commitment for a DOE loan guarantee for the American Centrifuge project by November 1, 2011. We also sent Worker Adjustment and Retraining Notification (“WARN”) Act notices to all of the approximately 450 American Centrifuge workers informing them of potential future layoffs. In connection with the decision to curtail spending, we also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge project and advised them that we may demobilize the project in November 2011. We are evaluating our spending on a day-to-day basis and could make a decision at any time to further reduce spending and begin demobilizing the project based on the timing and likelihood of an agreement with DOE and any government funding. These actions would likely include worker layoffs and supplier contract terminations and we could incur employee related severance costs and contract termination costs of up to approximately $50 to $60 million in the near term.

Subsequent to that action, we and DOE engaged in intense discussions throughout October and discussions are ongoing regarding a research, development and demonstration (“RD&D”) program to reduce the technology and financial risk of commercializing the American Centrifuge technology. Our application for a DOE loan guarantee would remain pending during the RD&D program. The RD&D program being discussed is currently anticipated to include up to $300 million of total U.S. government funding provided through a cost sharing arrangement. The RD&D program is expected to involve the manufacturing of additional production design centrifuge machines and constructing and operating at least one complete commercial cascade of machines so that key systems associated with cascade operations of the American Centrifuge technology can be tested as they would actually operate at the scale necessary for full commercialization. As initially planned, the American Centrifuge Plant would include 96 cascades each containing 120 machines, so operation of a cascade enables the demonstration and testing of certain systems as they would actually operate at the scale necessary for full commercialization.

It is anticipated that the RD&D program would include an initial scoping phase followed by a technical verification phase including constructing and operating one complete commercial cascade and then a build-out phase involving continued building of centrifuge machines beyond one cascade toward a train of six cascades to the extent of available funds. It is anticipated that during these first two phases, DOE would provide funding for up to 80% of the costs with USEC (or a new joint company formed by a consortium of USEC, B&W and Toshiba and other potential third party investors) contributing the remaining funds. During the build-out phase, DOE would provide funding for up to 20% of the costs with USEC (or such new joint company) contributing the funding for the remaining costs. DOE’s total contribution for all three phases would be capped at $300 million.

We are in discussions with DOE regarding a cooperative agreement to provide immediate funding to continue American Centrifuge RD&D activities over the next couple of months and to develop the scope for execution of the enhanced RD&D program. The cooperative agreement currently being discussed with DOE would provide for 80% DOE and 20% USEC cost sharing for work performed over the next couple of months with a total estimated cost of approximately $55 million. The cooperative agreement would provide for the cost of ongoing ACP activities during this period as well as for the scoping work. It is anticipated that, similar to the cooperative agreement entered into between USEC and DOE in March 2010, under the cooperative agreement, DOE would accept title to quantities of depleted uranium that would enable us to release encumbered funds for DOE’s share of the total estimated cost of the ACP work during this period. Depleted uranium is generated as a result of operation of our gaseous diffusion plant in Paducah, Kentucky. Under our license with the Nuclear Regulatory Commission, we must guarantee the disposition of this depleted uranium with financial assurance. We would remain responsible, at our expense, for the storage of the transferred depleted uranium until DOE takes custody and possession of the material. We would provide cost sharing equal to 20% of the total estimated cost of $55 million, or $11 million. It is currently anticipated that USEC’s 20% contribution of $11 million during the initial scoping phase could include credit for certain expenditures previously made by USEC for ongoing demonstration activities. However, we have not reached an agreement with DOE regarding the cooperative agreement and continuation of the RD&D program in the government fiscal year 2012 beyond any initial scoping phase will require action by Congress to provide funding or from funds released from the transfer of additional quantities of depleted uranium from us to DOE.  Funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations.

It is anticipated that during the initial scoping phase, we would work with DOE and our strategic investors B&W and Toshiba to define the scope, schedule, cost, and funding sources for the RD&D program, and finalize financial and technical milestones for the RD&D program. We would also work with our strategic investors to determine how best to structure ongoing investment in the project and move forward with the RD&D program and future commercialization. If, following any cooperative agreement, an agreement is reached with DOE and a decision is made to proceed with the RD&D program beyond the initial scoping phase, we would then enter into an omnibus agreement with DOE for the second two phases of the RD&D program for the remaining approximately $256 million. However, no decision has yet been made regarding the RD&D program, including the sources of DOE funding or the structure of any ongoing USEC investment. We have no assurance that the terms required by DOE will be acceptable, that we will be able to reach agreement with DOE or our strategic investors regarding any phase of the RD&D program or that any funding will be provided.

Although we will continue to pursue a $2 billion loan guarantee through the DOE’s Loan Guarantee Program, our efforts in the immediate future are focused on working together with DOE and Congress on support for the RD&D program. Our loan guarantee application is expected to remain pending during this period. If we determine that there is support for federal funding for such a program and a cooperative agreement could be agreed to with DOE to provide for immediate funding, we would expect to then focus on implementing the cooperative agreement, including the scoping and other activities described above. However, if we determine that such support does not exist or that our prospects for finalizing an agreement and obtaining funding from DOE for the  RD&D program is not achievable in the near term, we expect to further reduce our spending on the project and begin demobilizing the project. A decision could be made at any time. We are also continuing to work with our financial and other advisors to review structuring options and strategic alternatives. However, we have no assurances that we will ultimately be able to obtain a loan guarantee and the timing thereof or that any of the structuring options or strategic alternatives can be implemented.

In May 2010, Toshiba and B&W signed a securities purchase agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W each agreed to invest $100 million in USEC over three phases, each of which is subject to specific closing conditions.  Closing for the first phase occurred in September 2010 and we received $75 million. Closing on the second phase of $50 million is subject to closing conditions, including obtaining a conditional commitment for a $2 billion loan guarantee from DOE. Closing on the third phase of $75 million is subject to additional closing conditions, including closing on a $2 billion loan guarantee.  For their investment, the companies received convertible preferred stock as well as warrants to purchase shares of common stock, which are exercisable in the future. The securities purchase agreement governing the transaction provided that it may be terminated by us or each of the strategic investors (as to such investor’s obligations) if the second closing did not occur by June 30, 2011. On June 30, 2011, we entered into a standstill agreement with Toshiba and B&W pursuant to which each party agreed not to exercise its right to terminate the securities purchase agreement prior to August 15, 2011. On August 15, 2011, the parties further extended this period of time through September 30, 2011 and then again to October 31, 2011. As of October 31, 2011, the parties have agreed in principle to further extend the standstill agreement through January 15, 2012 if DOE and USEC reach agreement on the framework for the RD&D program. However, since no agreement has been reached with DOE, the standstill agreement is not effective and USEC and each of the strategic investors (as to such investor’s obligations) currently have the right to terminate the securities purchase agreement.

We are continuing discussions with Toshiba and B&W regarding their investment, including the potential participation of Toshiba and B&W (and other potential third parties) in a possible new joint company to implement the RD&D program. Any such action will likely require a restructuring of the investment by Toshiba and B&W and amendments to the securities purchase agreement and related conditions.  We have no assurance that we will be able to reach any agreement with either Toshiba or B&W concerning such matters.

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

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2011	2010
Net Cash Provided by Operating Activities	$107.2	$30.0
Net Cash (Used in) Investing Activities	(133.9)	(74.9)
Net Cash Provided by (Used in) Financing Activities	(6.4)	59.7
Net Increase (Decrease) in Cash and Cash Equivalents	$(33.1)	$14.8

Operating Activities

The decline in accounts receivable provided cash of $85.1 million in the nine months ended September 30, 2011 primarily from utility customer payments. Net inventories increased $71.6 million representing higher power costs and lower sales. Payables under the Russian Contract increased $83.6 million in the nine months ended September 30, 2011, due to the timing of deliveries, representing additions to inventory that did not require a cash outlay.

Investing Activities

Capital expenditures were $130.3 million in the nine months ended September 30, 2011, compared with $123.0 million in the corresponding period in 2010. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers under existing agreements for materials and services not yet provided.

Financing Activities

Borrowings and repayments under the revolving credit facility were each less than $0.1 million in the nine months ended September 30, 2011.

There were 123.0 million shares of common stock outstanding at September 30, 2011, compared with 115.2 million at December 31, 2010, an increase of 7.8 million shares (or 7%). In January 2011, we executed an exchange with a noteholder whereby we received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes.

Working Capital
	September 30,	December 31,
	2011	2010
	(millions)
Cash and cash equivalents	$117.9	$151.0
Accounts receivable, net	223.5	308.6
Inventories, net	878.3	806.7
Credit facility term loan, current	(85.0)	-
Other current assets and liabilities, net	(358.1)	(280.7)
Working capital	$776.6	$985.6

The credit facility term loan of $85.0 million matures May 31, 2012 and is included in current liabilities as of September 30, 2011 and long-term debt as of December 31, 2010.

Capital Structure and Financial Resources

At September 30, 2011, our debt consisted of a term loan of $85.0 million due May 31, 2012 under our credit facility and $530.0 million in 3.0% convertible senior notes due October 1, 2014.

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

Our debt to total capitalization ratio was 35% at September 30, 2011 and 36% at December 31, 2010, including convertible preferred stock of $85.9 million which is classified as a liability.

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

•	the adjusted LIBO Rate (with a floor of 2%) plus 7.5%.

The interest rate for the term loan was 9.5% as of September 30, 2011, which equals the floor plus 7.5%.

Utilization of our credit facility at September 30, 2011 and December 31, 2010 follows (in millions):

	September 30,	December 31,
	2011	2010
Borrowings under the revolving credit facility	$-	$-
Term loan due May 31, 2012	85.0	85.0
Letters of credit	16.9	17.3
Available credit	208.1	207.7

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

The credit facility matures on May 31, 2012.  The term loan is subject to mandatory prepayment consistent with the existing credit agreement. The term loan may be prepaid voluntarily subject to a prepayment fee of 1% of the amount if prepaid prior to January 1, 2012.

The credit facility is available to finance working capital needs and general corporate purposes. Commitments are secured by assets of USEC Inc. and our subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities.

On June 20, 2011, the credit facility agreement was amended to provide increased flexibility for continued investment in the American Centrifuge project. Before the amendment, the credit facility agreement permitted USEC to spend up to $165 million in the aggregate over the term of the credit facility on the American Centrifuge project, subject to certain limitations and exceptions. The amendment removes this spending restriction. The credit facility agreement, as amended, instead restricts spending on the American Centrifuge project if Availability (as defined below) falls below $100 million, as described below:

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

Availability was $207.3 million as of September 30, 2011 and $206.8 million as of December 31, 2010. We expect to have borrowings under the credit facility beginning in the fourth quarter of 2011.

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

The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings if certain requirements are not met. As of September 30, 2011 and December 31, 2010, we had met all of the reserve provision requirements.

The credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of collateral, and payment of dividends or other distributions. As of September 30, 2011 and December 31, 2010, we were in compliance with all of the various customary operating and financial covenants. In addition, our credit facility prohibits our payment of cash dividends or distributions to holders of our common stock. Complying with these covenants may limit our flexibility to successfully execute our business strategy. Failure to satisfy the covenants would constitute an event of default under the credit facility.

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

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the nine months ended September 30, 2011 follows (in millions):

	December 31, 2010	Additions	Amortization	September 30, 2011
Other current assets:
Bank credit facilities	$7.4	$0.5	$(4.1)	$3.8

Deferred financing costs (long-term):
Convertible notes	$8.1	$-	$(2.1)	$6.0
ACP project	2.5	4.3	-	6.8
Deferred financing costs	$10.6	$4.3	$(2.1)	$12.8 0

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

A summary of financial assurance, related liabilities and cash collateral follows (in millions):

	Financial Assurance		Long-Term Liability
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Depleted uranium disposition and stored wastes	$223.0	$215.8	$139.7	$125.4
Decontamination and decommissioning of American Centrifuge	22.2	22.2	22.6	22.6
Other financial assurance	19.4	19.8

Total financial assurance	$264.6	$257.8
Letters of credit	16.9	17.3
Surety bonds	247.7	240.5

Cash collateral deposit for surety bonds	$144.4	$140.8

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

Our level of cash collateral supporting financial assurance and our ability to secure additional financial assurance are subject to a provider’s view of our creditworthiness.

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2010 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at September 30, 2011 or December 31, 2010.

Contractual Obligations Update

On March 23, 2011, we signed a contract with TENEX for the 10-year supply of Russian LEU with deliveries that could begin in 2013.  The new contract was approved by the Russian State Atomic Energy Corporation (“Rosatom”) on May 11, 2011.  The effectiveness of the new commercial contract between TENEX and USEC is subject to completion of administrative arrangements between the U.S. and Russian governments under the agreement for cooperation in nuclear energy between the United States and the Russian Federation. The pricing terms for SWU under the contract are based on a mix of market-related price points and other factors. The contract provides USEC the option to increase or decrease the amount of the firm commitment SWU to be purchased for a given year by up to a total of plus or minus 5%.  For years 2015 through 2019, in addition to its option to decrease the amount of any firm commitment SWU to be purchased during such year by up to 5%, USEC will have the option to defer up to an additional 5% of the amount of the firm commitment SWU to be purchased in such year and instead purchase the deferred amount in years 2020 through 2022. TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU. USEC’s purchase commitment under the contract during the ten-year period is estimated to be approximately $2.8 billion excluding contractual options to increase or decrease volumes. Actual amounts will also vary based on changes in the price points and other pricing elements.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2011, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At September 30, 2011, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million and a credit facility term loan of $85.0 million. The fair value of the convertible notes, based on the trading price as of September 30, 2011, was $278.3 million. The fair value of the term loan as of September 30, 2011, using the change in market value of an index of loans of similar credit quality based on published credit ratings, was $74.4 million.

The estimated fair value of our convertible preferred stock at September 30, 2011, including accrued paid-in-kind dividends declared payable October 1, 2011, was equal to the liquidation value of $1,000 per share or $85.9 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It may not be economical to extend Paducah GDP operations beyond May 2012, which could pose a significant risk to, or could significantly limit, our continued operations.

We expect to make a decision regarding whether or not to extend operations at the Paducah GDP beyond May 2012 in the next few months. While our goal is to extend operations at the Paducah GDP, we will base our decision to extend operations beyond May 2012 upon economic considerations and our ability to operate the plant profitably. Factors that can affect our decision on whether to extend Paducah GDP operations include:

•	Our ability to negotiate an acceptable power arrangement with TVA or other suppliers of power;

•	Our success in obtaining a contract with DOE for programs such as enriching a portion of the DOE’s depleted uranium stockpile on satisfactory terms, in sufficient amount, or at all; and

•	SWU supply and demand and the outcome of discussions with customers about their near term SWU supply needs.

We have no assurance that we will be successful in negotiating an acceptable power arrangement with TVA or other suppliers of power. Our power supply contract with TVA expires May 31, 2012 and we are evaluating additional power purchases from TVA and other sources.  Even if we are able to obtain an agreement, suppliers other than TVA may not have sufficient available power or transmission capacity to meet all our significant power needs. Our perceived credit risk could also adversely affect the terms that we are able to negotiate with power suppliers.

We also have no assurance that we will be successful in obtaining a contract with DOE for programs such as enriching a portion of the DOE’s depleted uranium (“tails”) stockpile on satisfactory terms, in sufficient amount, or at all. Although we believe a tails re-enrichment program can be implemented without an adverse material impact on the domestic uranium mining industry and will provide substantial value for the U.S. government, we face opposition to such an arrangement from that industry and from others, and are reliant on DOE to make a decision to go forward with such a program. We have been pursuing a tails re-enrichment program with DOE for several years and have not been successful to date.  While we believe that DOE has the authority to proceed with a tails enrichment program under existing law, legislation that we support regarding tails re-enrichment to confirm DOE authority and to direct the initiation of a pilot enrichment program is being considered in Congress; however, we have no assurance that any legislation will be enacted or that if legislation is enacted that we will be selected to carry out any tails re-enrichment program.  We could face competition for any tails re-enrichment program that DOE may pursue.

The amount of revenue generated for the federal government from any tails re-enrichment program is dependent on the market value of uranium. Changes in uranium prices could adversely affect the perceived benefits of this arrangement to DOE, which would further reduce the prospects that DOE would proceed with this program.

We also have no assurance that our customers’ enrichment needs in the next several years will be sufficient to support continued Paducah GDP operations at the production level that is necessary for the plant to be economic. The supply needs of our traditional customers appear to be largely satisfied over the next several years. In addition, there is excess supply in the market in the near term due to the impacts of the Fukushima accident. Based upon our current outlook for demand and discussions with customers, we do not believe there is sufficient demand to support a Paducah extension absent an agreement with DOE for tails re-enrichment to absorb a portion of the plant production capacity, and even if we obtain an agreement for tails re-enrichment, there still may not be sufficient demand from our customers.

The Paducah GDP operates most efficiently in the range of 5 to 6 million SWU per year.  Operating the Paducah GDP at levels below 5 million SWU would have a negative impact on plant performance and economics. In addition, under the 2002 DOE-USEC Agreement, production at the Paducah GDP may not be reduced below a minimum of 3.5 million SWU per year until six months before we have completed a centrifuge enrichment facility capable of producing LEU containing 3.5 million SWU per year. If the Paducah GDP is operated at less than the specified 3.5 million SWU in any given fiscal year, we may cure the defect by increasing LEU production to the 3.5 million SWU level in the next fiscal year, however, we may only use the right to cure once in each six-year lease period. If we do not maintain the requisite level of operations at the Paducah GDP and have not cured the deficiency, we are required to waive our exclusive right to lease the facility. In addition, if we produce less than one million SWU per year at the Paducah GDP and fail to recommence production within time periods specified in the 2002 DOE-USEC Agreement, DOE could assume responsibility for operation of the Paducah GDP. Under the 2002 DOE-USEC Agreement, if we believe the enrichment market is otherwise stable and viable but that a significant change has taken place in the domestic or international enrichment markets such that continued operation of the Paducah GDP at or above the 3.5 million SWU per year level is commercially impractical, we may present our position to DOE. However, we have no assurances that DOE will agree with our position or agree to amend the 2002 DOE-USEC Agreement.

We maintain substantial inventories of SWU that we carefully monitor to ensure we can meet our commitments. Our ability to maintain inventories could be adversely affected if we lost our right to lease the portions of the Paducah GDP where the inventories are held and could not find alternative space where inventories could be kept.

A decision to cease operations at the Paducah GDP could have a material adverse effect on our business and prospects. Delays in financing construction of the American Centrifuge Plant have made continued efficient operation of our current enrichment plant an important element of our business as we transition to centrifuge production. Without operations at Paducah beyond May 2012, we would cease being a producer of enriched uranium during this transition period, which could adversely affect our efforts to pursue the American Centrifuge project, to implement the Russian Transitional Supply Agreement or to pursue other options. The shutdown of Paducah operations could also adversely affect our relationships with customers. Customers could ask us to provide additional financial or other assurances of our ability to deliver. A decision to shut down Paducah operations could also adversely affect our ability to contract with customers, including our ability to contract for the output of the American Centrifuge Plant and for the material we purchase under the commercial contract we entered into with TENEX in March 2011.

In lieu of a decision to cease Paducah operations, we could pursue alternate operating scenarios or take actions to reduce fixed costs at the Paducah plant, which could have negative consequences on our results of operations and financial condition.

We have reduced spending on the American Centrifuge project and could further reduce spending in the near term and actions we have taken or may take to reduce spending may have significant adverse consequences on the project.

On September 30, 2011, we announced that in order to prudently manage our resources we would be reducing our spending on the American Centrifuge project during October 2011 by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) as we continued working with DOE to achieve a conditional commitment for a DOE loan guarantee for the American Centrifuge project by November 1, 2011. We sent Worker Adjustment and Retraining Notification (“WARN”) Act notices to all of the approximately 450 American Centrifuge workers informing them of potential future layoffs. In connection with the decision to curtail spending, we also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge project and advised them that we may demobilize the project in November 2011.

Subsequent to that action, we and DOE engaged in intense discussions throughout October and discussions are ongoing regarding a research, development and demonstration (RD&D) program to reduce the technology and financial risk of commercializing the American Centrifuge technology. We are in discussions with DOE regarding a cooperative agreement to provide immediate funding to continue American Centrifuge RD&D activities over the next couple of months and to develop the scope for execution of the enhanced RD&D program. The cooperative agreement currently being discussed with DOE provides for 80% DOE and 20% USEC cost sharing for work performed over the next couple of months with a total estimated cost of approximately $55 million.  However, we have not reached an agreement with DOE regarding the cooperative agreement and absent such an agreement or other funding in the near term, we expect to further reduce our spending on the project and begin demobilizing the project.

Even if we are able to reach an agreement with DOE to provide for immediate funding, our spending could be significantly limited. It is currently anticipated that our 20% contribution of $11 million during the initial scoping phase could include credit for certain expenditures previously made by us for ongoing demonstration activities. Therefore, DOE’s 80% contribution of $44 million would substantially represent the incremental spending on the American Centrifuge project under the RD&D program through the end of the initial scoping phase. This could further limit spending on the project during the initial scoping phase beyond the spending reductions implemented for October 2011.

Reductions in spending on the American Centrifuge project could:

•
Cause us to need to continue to suspend or possibly to terminate contracts with suppliers and contractors involved in the American Centrifuge project and make it more difficult for us to maintain key suppliers for the ACP and the manufacturing infrastructure developed over the last several years;

•
Cause us to implement worker layoffs and potentially lose key skilled personnel, some of whom have security clearances, which could be difficult to re-hire or replace, and incur severance and other termination costs;

•	Delay our efforts to reduce the centrifuge machine cost through value engineering; and
•	Delay our deployment of the American Centrifuge project and increase the overall cost of the project, which could adversely affect the overall economics of the project.

We have not yet reached an agreement with DOE regarding the proposed research, development and demonstration program and without such a program or other source of funding, we will likely need to begin demobilizing the American Centrifuge project in the near term.

As described above, we are engaged in discussions with DOE regarding a research, development and demonstration (“RD&D”) program to reduce the technology and financial risk of commercializing the American Centrifuge technology. The RD&D program being discussed with DOE is currently anticipated to include up to $300 million of total U.S. government funding provided through a cost sharing arrangement.  We are in discussions with DOE regarding a cooperative agreement to provide immediate funding to continue American Centrifuge RD&D activities over the next couple of months and to develop the scope for execution of the enhanced RD&D program. However, we have not reached an agreement with DOE regarding the cooperative agreement and continuation of the RD&D program in the government fiscal year 2012 beyond the initial scoping phase will require action by Congress to provide funding or from funds released from the transfer of additional quantities of depleted uranium from us to DOE.  Funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations, all of which are subject to significant uncertainty. We have no assurance that we will be able to reach agreement with DOE regarding any phase of the RD&D program or that any funding will be provided.

Our ability to provide additional funding for the project is significantly limited. It is currently anticipated that USEC’s 20% contribution of $11 million during the initial scoping phase of the RD&D program under the cooperative agreement could include credit for certain expenditures previously made by USEC for ongoing demonstration activities. However, we have no assurances that a cooperative agreement will be agreed to and on what terms and that we will be allowed a credit for these expenditures.

Even if we are successful in reaching agreement with DOE regarding a cooperative agreement and in funding our contribution under such agreement, we will still need to reach agreement on the remaining terms of the RD&D program.  During any initial scoping phase, we would work with DOE and with our strategic investors Babcock & Wilcox Investment Company (“B&W”) and Toshiba Corporation (“Toshiba”) to define the scope, schedule, cost, and funding sources for the RD&D program, and finalize financial conditions and technical milestones for the RD&D program. We would also anticipate working with our strategic investors to determine how best to structure ongoing investment in the project and move forward with this RD&D program and future commercialization. The RD&D program being discussed with DOE is expected to involve the manufacturing of additional production design centrifuge machines and constructing and operating at least one complete commercial cascade of machines so that key systems associated with cascade operations of the American Centrifuge technology can be tested as they would actually operate at the scale necessary for full commercialization. However, an agreement has not been reached on the specific scope of the program, including the actual number of machines to be built, and the technical milestones for the RD&D program.  The technical milestones that DOE requires could be substantial and could be difficult to achieve in light of the cap on the U.S. government funding of $300 million and limitations on our ability to continue to spend on the project.  If the project is unable to satisfy on the agreed schedule any technical or other milestones that are negotiated, some of which could be outside our control, this could give DOE certain rights to terminate the RD&D program and to exercise certain remedies, which could materially impair our ability to deploy the project.

If we move forward with the RD&D program, we will be working with our strategic investors and with other potential third parties regarding the form and structure of further investment in the ACP and achievement of any financial conditions that may be required by DOE.  However, we have no assurance that we will reach agreement with our strategic investors or any other potential third parties and that such parties will be willing to provide funding for the project and on what terms.

No decision has yet been made regarding the RD&D program and there are no assurances that we will elect to move forward with the RD&D program and on what terms. If we elect not to go forward with the RD&D program, our alternatives for the deployment of the American Centrifuge project would be very limited. In addition, DOE may seek to exercise remedies under the 2002 DOE-USEC Agreement described below.

Additional delays in our obtaining a conditional commitment for a loan guarantee from DOE and other financing needed for the project could severely jeopardize the American Centrifuge project and could require us to demobilize or terminate the project.

We have been working with DOE since October 2010 on the terms of a conditional commitment for a $2 billion loan guarantee; however, we have not yet been able to obtain a conditional commitment. In April 2011, the DOE Loan Guarantee Program Office substantially completed the due diligence and negotiation stage of the application process, including a draft term sheet, and advanced the ACP application to the next phase for review in parallel by DOE’s credit group and by the Office of Management and Budget, the Department of the Treasury and the National Economic Council. This review includes the establishment of an estimated range of credit subsidy cost. As part of this review, DOE indicated that it believed that we needed to further improve our financial and project execution depth to achieve a manageable credit subsidy cost estimate and to proceed with the DOE loan guarantee.

We have been working to address DOE’s remaining concerns in order to move forward on the American Centrifuge project and to obtain a conditional commitment and DOE loan guarantee. However, we have no assurances that we will be able to address DOE’s concerns to DOE’s satisfaction or that additional concerns will not be raised that we will be required to address to DOE’s satisfaction in order to obtain a loan guarantee.  There is also ongoing uncertainty regarding the DOE loan guarantee program as a result of high-profile defaults under the program and related investigations.

We have no assurances that we will be successful in obtaining a loan guarantee and the timing thereof, that the terms we previously negotiated with the DOE Loan Guarantee Program Office will be approved or that the credit subsidy cost will be reasonable. A high credit subsidy cost could result in a potential capital shortfall, which would require new sources of capital to close, which could be difficult to obtain and result in additional delays.

We also cannot give any assurances that we will be able to demonstrate to DOE that we can obtain the capital needed to complete the project following the delays in our obtaining a loan guarantee, including any delays created by the pendency of our application during the RD&D program. Additional capital beyond the $2 billion of DOE loan guarantee funding that we have applied for and our internally generated cash flow will be required to complete the project. We have been in discussions with Japanese export credit agencies for financing of up to $1 billion of the cost of completing the ACP, however we have no assurances that we will be successful in obtaining this financing and that the delays we have experienced will not adversely affect these efforts.

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

The second closing of the strategic investment by Toshiba and B&W is conditioned on our obtaining a conditional commitment for a loan guarantee of not less than $2 billion from DOE. The securities purchase agreement governing the transactions with Toshiba and B&W provided that it may be terminated if the second closing did not occur by June 30, 2011. The second closing was conditioned upon receipt of a $2 billion conditional commitment and has not occurred. During the second quarter, we entered into a standstill agreement with Toshiba and B&W pursuant to which each party agreed not to exercise its right to terminate the securities purchase agreement for a limited period of time. On August 15, 2011, the parties further extended this period of time through September 30, 2011 and then again to October 31, 2011. As of October 31, 2011, the parties have agreed in principle to further extend the standstill agreement through January 15, 2012 if DOE and USEC reach agreement on the framework for the RD&D program. However, since no agreement has been reached with DOE, the standstill agreement is not effective and USEC and each of the strategic investors (as to such investor’s obligations) currently have the right to terminate the securities purchase agreement. If either Toshiba or B&W were to terminate the securities purchase agreement, that could have a significant adverse impact on our business and prospects.  Our loan guarantee application includes the $200 million investment as part of the sources of funds for the American Centrifuge project.  If the remaining two phases of the investment are not consummated, this would adversely affect our ability to obtain a loan guarantee.  In addition, our ability to obtain Japanese export credit agency financing is highly dependent on the strategic investment by Toshiba. If our ability to obtain Japanese export credit agency financing is adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the American Centrifuge project. In the event the securities purchase agreement governing the Toshiba and B&W investment is terminated, each of Toshiba and B&W must elect to either convert its shares of preferred stock into a new class of common stock (or a new class of preferred stock) or to sell its share of preferred stock pursuant to an orderly sale arrangement. As a result of certain NYSE limitations on our issuance of common stock, depending on the share price at the time of termination, some Toshiba and B&W's preferred stock may not be able to be converted or sold and would remain outstanding. We could be required to redeem such shares for cash or SWU, at our election, at August 31, 2012, which could harm our financial condition.

In light of our inability to reach a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding our prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, we currently are evaluating our options concerning the American Centrifuge project, including whether to further reduce our spending on the project and begin demobilizing the project. Our evaluation of these options is ongoing and a decision could be made at any time. We may also take actions in the future if we determine at any time that we do not see a path forward to the receipt of loan guarantee conditional commitment or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee, or for other reasons, including as needed to preserve our liquidity. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

Increased costs and cost uncertainty could adversely affect our ability to finance and deploy the American Centrifuge Plant.

In July 2010, we provided an estimate of the cost to complete the American Centrifuge project from the point of closing on financing of approximately $2.8 billion. This estimate included AC100 machine manufacturing and assembly, engineering, procurement and construction (“EPC”) costs and related balance-of-plant work, start-up and initial operations, and project management. The $2.8 billion estimate was a go-forward cost estimate and did not include our investment to date, spending from then until financial closing, overall project contingency, financing costs or financial assurance. This cost estimate was the basis of the update to our loan guarantee application submitted in July 2010. However, significant uncertainty now exists regarding this cost estimate due to the potential change of the deployment approach and schedule for the ACP commercial plant, subsequent to the proposed RD&D program. There are significant carrying costs associated with the project and maintaining the manufacturing infrastructure. Depending on the length of the RD&D program or any demobilization period, these costs could be substantial and could threaten the overall economics of the project.  In addition, continued delays in the project have made discussions with suppliers regarding the transition to fixed cost or maximum cost contracts very challenging.

Increases in the cost of the ACP increase the amount of external capital we must raise and could threaten our ability to successfully finance and deploy the ACP. We are seeking to fund the costs to complete the American Centrifuge project, including additional amounts that are needed to cover overall project contingency, financing costs and financial assurance through a combination of funding under the RD&D program, the $2 billion of loan guarantee funding for which we have applied, the proceeds from the remaining $125 million investment from Toshiba and B&W, additional funding of up to $1 billion from Japanese export credit agencies or other third parties, cash on hand and prospective cash flow from existing USEC operations, and prospective reinvested project cash. Many of these sources of capital are inter-related. For example, the third phase of the investment by Toshiba and B&W is contingent upon the closing of a DOE loan guarantee and in order to close on a DOE loan guarantee we will need to demonstrate that all sources of capital needed to complete the project are available. However, we have no assurance that we will be successful in raising this capital.

The amount of additional capital that we will need will depend on a variety of factors, including how we ultimately deploy the project, the input we receive from our suppliers as part of our ongoing negotiations, the amount of contingency or other capital DOE may require, the amount of the DOE credit subsidy cost we would be required to pay, the length of the demobilization period, the outcome of the RD&D program, and efficiencies and other cost-savings that we are able to achieve.

We cannot assure investors that, if remobilized, the costs associated with the ACP will not be materially higher than anticipated or that efforts that we take to mitigate or minimize cost increases will be successful or sufficient. Our cost estimates and budget for the ACP have been, and will continue to be, based on many assumptions that are subject to change as new information becomes available or as events occur. Regardless of our success in obtaining and implementing the RD&D program, uncertainty surrounding our ability to accurately estimate costs or to limit potential cost increases could jeopardize our ability to successfully finance and deploy the ACP. Inability to finance and deploy the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

We are required to meet certain milestones under the 2002 DOE-USEC Agreement and our failure to meet these milestones could result in DOE exercising one or more remedies under the 2002 DOE-USEC Agreement.

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

In connection with the discussion regarding the RD&D program described above, we anticipate that we will be engaging in discussions with DOE regarding the modification of the remaining milestones and other provisions of the 2002 DOE-USEC Agreement.  However, we have no assurances that the RD&D program will move forward and/or that DOE will agree to an adjustment of the milestones or other provisions of the 2002 DOE-USEC Agreement.

Until we have met the November 2011 financing milestone, DOE has full remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within our control or was due to our fault or negligence. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer certain of our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that we be removed as the sole U.S. Executive Agent under the Megatons to Megawatts program. Any of these actions could have a material adverse impact on our business and prospects. Uncertainty surrounding the milestones under the 2002 DOE-USEC Agreement or the initiation by DOE of any action or proceeding under the 2002 DOE-USEC Agreement could adversely affect our ability to obtain financing for the American Centrifuge project or to consummate the remaining transactions with Toshiba and B&W.

The effects of the March 11, 2011 earthquake and tsunami in Japan could materially and adversely affect our business, results of operations and prospects.

The earthquake and tsunami in Japan on March 11, 2011 caused significant damage to a multi-unit nuclear power station at Fukushima operated by The Tokyo Electric Power Company of Japan, Inc. (“TEPCO”). The Fukushima plant and its six reactors are not expected to reopen. Japan has categorized the severity level of the Fukushima nuclear crisis at the maximum level 7 on the International Nuclear Event Scale (“INES”), which is the level of the Chernobyl, Ukraine accident in 1986.  It is too early to know the long term impact of the Fukushima disaster, however, the events have created significant uncertainty and our business, results of operations and prospects could be materially and adversely affected.

We have long been a leading supplier of low enriched uranium (“LEU”) to Japan. Over the last three years, sales to Japan have accounted for approximately 10% to 15% of our revenue. TEPCO has historically been one of our customers.  We had already delivered the LEU to fuel fabricators expected to be used in 2011 for refueling of reactors by utility customers most directly affected by the earthquake. However, our backlog during the years 2012-2013 includes sales to customers most directly affected by the earthquake of approximately $20 million.  These sales could be affected and there may be additional sales affected as the situation develops. As of September 30, 2011, estimated future revenue from Japanese utilities under contracts in our backlog during the period 2012 through 2020 is expected to be approximately 20% of the total backlog for that period. In addition, reactors in Japan typically undergo maintenance or refueling outages every 12 to 13 months. The approximately 50 reactors in Japan not damaged by the earthquake are subject to governmental inspection and local government restart approval that have caused these outages to be extended. As of September 30, 2011, only 10 of Japan’s 54 nuclear reactors were in service. The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to safety or other concerns raised by the Japanese disaster have affected near term supply and demand for LEU and this impact could grow more significant over time depending on the length and severity of delays or cancellations of deliveries. Suppliers whose near term deliveries are cancelled or delayed due to shutdown reactors or delays in reactor refuelings could seek to sell that excess supply in the market. This could adversely affect our success in selling our LEU, including sales of output from the Paducah plant that are needed in order to support an extension of Paducah operations beyond May 2012 as described in the risk factor “It may not be economical to extend Paducah GDP operations beyond May 2012, which could pose a significant risk to, or could significantly limit, our continued operations” above. These actions could have an adverse effect on our cash flow and results of operations.

The effects of the Fukushima disaster could also have an adverse impact on our ability to successfully finance and deploy the American Centrifuge project.  In addition to the potential impact on cash flow discussed above, the Japanese crisis could have an adverse impact on our success in obtaining third party financing in the timeframe needed.  We are currently in discussions with DOE regarding a research, development and demonstration (RD&D) program to reduce the technology and financial risk of commercializing the American Centrifuge technology.  We will continue to seek a loan guarantee conditional commitment from DOE.  However, the loan guarantee process has taken longer than anticipated and additional delays due to political or other concerns regarding nuclear power in light of the Fukushima disaster could adversely affect our ability to successfully deploy the ACP.  While we will continue our discussions with Japanese export credit agencies regarding financing $1 billion of the cost of completing the ACP, these discussions could also be adversely affected by the impacts of the Fukushima disaster.  We also have no assurance that the Japanese export credit agencies will not shift their priorities in the future or otherwise be unable to provide financing in the amount we need. If our ability to obtain Japanese export credit agency financing is adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the American Centrifuge project.

The recent events in Japan could also have a material and adverse impact on the nuclear energy industry in the long term.  The disaster could harm the public’s perception of nuclear power and could raise public opposition to the planned future construction of nuclear plants.  Some countries may delay or abandon deployment of nuclear power as a result of the disaster in Japan. Germany has shut down 8 of its reactors and announced that it will be phasing out all of its 17 nuclear reactors by 2022.  Although we do not serve any of the German reactors, our European competitors that serve the German reactors will now have excess nuclear fuel available to sell. In addition, Italy has renewed its moratorium on nuclear power and other European Union countries are reviewing their future plans for nuclear power. Countries have begun new safety evaluations of their plants and how well they operate in situations involving earthquakes and other natural disasters and other situations involving the loss of power.  Demand for nuclear fuel could be negatively affected by such actions, which could have a material adverse effect on our results of operations and prospects.  The event at Fukushima and its aftermath have negatively affected the balance of supply and demand in the near term, as reflected in lower nuclear fuel prices in recent months. If deliveries under requirements contracts included in our backlog are significantly delayed, modified or canceled, or if our backlog of contracts is otherwise negatively affected, our future revenues and earnings may be materially and adversely impacted.

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

The supply agreement we have entered into with Joint Stock Company Techsnabexport (“TENEX”) for the supply by TENEX of commercial Russian LEU is subject to conditions of effectiveness that are outside of our control.

On March 23, 2011 we entered into an agreement with TENEX for the supply by TENEX of commercial Russian LEU to us over a 10-year period with deliveries that could begin in 2013. The 20-year Russian Contract implementing the Megatons to Megawatts program is scheduled to expire at the end of 2013 and the new supply contract will provide us with continued access to Russian LEU, which currently constitutes about one half of our supply source. The supply contract was approved by the Russian State Atomic Energy Corporation (“Rosatom”) on May 11, 2011.  However, the purchase, sales and delivery obligations of the parties are subject to conclusion by the U.S. and Russian governments of certain implementing agreements under the U.S.-Russian Agreement for Cooperation in Nuclear Energy, which, among other things, provide the framework under which natural uranium supplied by us to TENEX can be returned from the United States to Russia.  While the supply agreement provides some flexibility in the timing of obtaining these approvals and the first deliveries under the agreement are not until 2013, we have no assurance that these implementing agreements will be obtained in a timely manner or at all. If the implementing agreements are not obtained or waived by the parties, we will not be able to achieve the anticipated benefits from the supply contract.

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

Our revolving credit facility matures on May 31, 2012. If we are unable to extend, renew or replace this credit facility on reasonable terms, or at all, our liquidity and financial condition would be adversely affected.

     Our $310.0 million credit facility, including an $85 million term loan, matures on May 31, 2012 and we are planning to pursue a renewal or replacement of the credit facility. Our current credit facility is available to finance working capital needs and fund capital programs, including the American Centrifuge project. We currently use our revolving credit facility to secure letters of credit, with letters of credit of $16.9 million outstanding as of September 30, 2011. In addition, we expect to borrow on the revolving credit facility beginning in the fourth quarter and the amount of borrowings at any time could be significant. If the credit facility is not renewed or replaced, we could supplement our liquidity position through the sale of available inventory. However, we cannot be certain that we will have funds available to repay any indebtedness that may be outstanding under the facility at that time and to replace any outstanding letters of credit under the facility, which would adversely affect our liquidity and financial condition. As a result, our inability to renew or replace our credit facility could have significant adverse impacts on our liquidity and could raise significant uncertainty regarding our ability to continue as a going concern. Receiving a going concern opinion could further exacerbate liquidity concerns.

We are currently working with our lenders to define our credit facility renewal objectives. We expect to launch the effort with interested parties in the fourth quarter. However, we have no assurance that we will be able to refinance the revolving credit facility on terms favorable to us or at all and the timing of any renewal or replacement is uncertain. Lenders under our current credit facility or other potential lenders may not be interested in participating because of our financial condition, capital constraints or other reasons, which could affect the size and availability of any credit facility. Restrictions on the size of the credit facility could adversely affect our ability to fund our operations and affect our ability to continue investing in the American Centrifuge project. We may have to agree to restrictive covenants that make it more difficult for us to successfully execute our business strategy. We also may have to accept other unfavorable terms related to pricing and the term of any facility.

We have capitalized significant amounts related to ACP and if these amounts were no longer able to be capitalized and were charged to expense, our results of operations would be adversely affected.

Additional delays in financing for ACP or potential termination of ACP could cause us to be required to charge to expense amounts previously capitalized related to ACP. Capital expenditures related to the ACP totaled approximately $1.3 billion at September 30, 2011, including capitalized interest of $112.3 million, prepayments to suppliers under existing agreements for materials and services not yet provided of $33.1 million, and $6.8 million for deferred financing costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs.

If conditions change and deployment was no longer probable or was delayed significantly from our current projections, we could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.3 billion as early as the fourth quarter of 2011. Events that could impact our views as to the probability of deployment or our projections include a failure to successfully enter into an agreement with DOE for the RD&D program, including the failure to timely enter into a cooperative agreement with DOE to provide immediate funding for the project, or an unfavorable determination in any initial scoping phase of the RD&D program regarding the restructuring of the project.

Under generally accepted accounting principles, interest is not to be capitalized during periods when the enterprise intentionally defers or suspends activities related to the asset. However, delays that are inherent in the asset acquisition process and interruptions in activities that are imposed by external forces are unavoidable in acquiring the asset and as such do not call for a cessation of interest capitalization. Accordingly, notwithstanding the significant demobilization of machine manufacturing and construction activities in 2009, we continued to capitalize interest based on current business activities related to the American Centrifuge through September 30, 2011. However, as a result of our reduced spending and current discussions with DOE regarding the scope of the RD&D program, we anticipate expensing interest costs and other ACP related expenditures in the fourth quarter of 2011 and we could be required to charge to expense amounts previously capitalized as early as the fourth quarter of 2011, which would adversely affect our results of operations.  Refer to “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for a discussion of assumptions, estimates and judgments related to our accounting for American Centrifuge technology costs.

Impairment of ACP related assets on our consolidated condensed balance sheet could result in a valuation allowance on our deferred tax assets.

USEC follows the asset and liability approach to account for deferred income taxes. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets may not be realized. Accounting for income taxes as well as determining the need for or the amount of a valuation allowance involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. We review historical results, forecasts of taxable income based upon business plans, eligible carryforward periods, periods over which deferred tax assets are expected to reverse, developments related to the American Centrifuge Plant, tax planning opportunities, and other relevant considerations. The underlying assumptions may change from period to period.

A valuation allowance is required if it is more likely than not that a deferred tax asset cannot be realized in the future.  That realization is dependent on having sufficient taxable income to realize the deferred tax asset.  In practice, positive and negative evidence is reviewed with objective evidence receiving greater weight.  One of the most difficult forms of negative evidence to overcome is a cumulative three-year loss.  Because of the large dollar amount of capitalized ACP related assets on our balance sheet, a full write-down in the event of an impairment of ACP related assets would create a cumulative three-year loss for us. Without significant positive objective evidence to the contrary, the need to record a valuation allowance would be inevitable. In order to determine the amount of the valuation allowance, all sources of taxable income, including tax planning strategies, and all other sources of positive and negative evidence would need to be analyzed. Our inability to overcome the strong negative evidence of a cumulative three-year loss would require us to record a valuation allowance for the deferred tax asset created by the ACP book asset write-down, as well as all other previously recorded deferred tax assets, including state deferred taxes.

An ownership change could impact our ability to fully utilize our tax benefits.

Our ability to utilize tax benefits, including those generated by net operating losses (“NOLs”), “net unrealized built-in losses” (“NUBILs”) and certain other tax attributes (collectively, the “Tax Benefits”) to offset our future taxable income and/or to recover previously paid taxes would be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” would occur if there is a greater than 50-percentage point change in ownership of securities by stockholders owning (or deemed to own under Section 382 of the Code) five percent or more of a corporation’s securities over a rolling three-year period.

An ownership change under Section 382 of the Code would establish an annual limitation to the amount of NOLs and NUBILs we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the Tax Benefits. We do not believe we have experienced an ownership change as defined by Section 382 of the Code. To preserve our ability to utilize the Tax Benefits in the future without a Section 382 limitation, we adopted a tax benefit preservation plan, which is triggered upon certain acquisitions of our securities. Notwithstanding the foregoing measures, there can be no assurance that we will not experience an ownership change within the meaning of Section 382 of the Code. Our tax benefit preservation plan does not prevent the sale of our securities by our five percent stockholders and any such sale could have an impact on whether we experience an ownership change within the meaning of Section 382 of the Code.

Our inability to fully utilize our Tax Benefits could have an adverse impact on our long-term financial position and results of operations.

Anti-takeover provisions in Delaware law and in our charter, bylaws and tax benefit preservation plan and in the indenture governing our convertible notes could delay or prevent an acquisition of us.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of our company, even if a change of control would be beneficial to our existing shareholders. Our certificate of incorporation, or charter, establishes restrictions on foreign ownership of our securities. Other provisions of our charter and bylaws may make it more difficult for a third-party to acquire control of us without the consent of our board of directors. We also have adopted a tax benefit preservation plan described above, which could increase the cost of, or prevent, a takeover attempt. These various restrictions could deprive shareholders of the opportunity to realize takeover premiums for their shares. Additionally, if a fundamental change occurs prior to the maturity date of our convertible notes, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes, and if a make-whole fundamental change occurs prior to the maturity date of our convertible notes, we will in some cases increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. In addition, the indenture governing our convertible notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

July 1 – July 31	7,267	$3.38	-	-
August 1 – August 31	1,296	$2.26	-	-
September 1 – September 30	2,078	$1.80	-	-
Total	10,641	$2.93	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 10,641 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 6.  Exhibits

3.1	Certificate of Incorporation of USEC Inc., as amended.

4.1
Tax Benefit Preservation Plan, dated as of September 29, 2011, between USEC Inc. and Mellon Investor Services LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C., incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 30, 2011 (Commission file number 1-14287).

10.1
First Amendment to Standstill Agreement dated as of August 15, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 15, 2011 (Commission file number 1-14287).

10.2
Second Amendment to Standstill Agreement dated as of September 30, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 30, 2011 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2011, furnished in interactive data file (XBRL) format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

Date: November 4, 2011	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                      Description

3.1	Certificate of Incorporation of USEC Inc., as amended.

4.1
Tax Benefit Preservation Plan, dated as of September 29, 2011, between USEC Inc. and Mellon Investor Services LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C., incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 30, 2011 (Commission file number 1-14287).

10.1
First Amendment to Standstill Agreement dated as of August 15, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 15, 2011 (Commission file number 1-14287).

10.2
Second Amendment to Standstill Agreement dated as of September 30, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 30, 2011 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2011, furnished in interactive data file (XBRL) format.