Form 10-K
period 2011-12-31
USEC INC
filed 2012-03-14
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐                     Accelerated filer  ☑                    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐.   No ☑

The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2011, was $395.4 million. As of February 29, 2012, there were 122,153,992 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders to be held on April 26, 2012, are incorporated by reference into Part III.

__________________

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the ongoing transition of our business, including uncertainty regarding the continued operation of the Paducah gaseous diffusion plant beyond May 2012 and uncertainty regarding continued funding for the American Centrifuge project and the impact of decisions we may make in the near term on our business and prospects; the impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects;  the impact of excess supply in the market and the lack of uncommitted demand for low enriched uranium over the next 2-4 years; the potential impacts of a decision to cease enrichment operations at Paducah; the outcome of ongoing discussions with the U.S. Department of Energy (“DOE”) regarding the research, development and demonstration (“RD&D”) program, including uncertainty regarding the timing, amount and availability of funding for such RD&D program and the dependency of government funding on Congressional appropriations and the potential for us to make a decision at any time to further reduce spending and demobilize the project based on the timing and likelihood of an agreement with DOE and any government funding; the impact of any conditions that are placed on us or on the American Centrifuge project in connection with or as a condition to the RD&D program or other funding, including a restructuring of our role and investment in the project; limitations on our ability to provide any required cost sharing under the RD&D program; the ultimate success of efforts to obtain a DOE loan guarantee for the American Centrifuge project, including the ability through the RD&D program or otherwise to address the concerns raised by DOE with respect to the financial and project execution depth of the project, and the timing and terms thereof; the impact of actions we have taken or may take to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, and impacts to cost and schedule; the impact of delays in the American Centrifuge project and uncertainty regarding our ability to remobilize the project; the potential for DOE to seek to exercise its remedies under the June 2002 DOE-USEC agreement; risks related to the completion of the remaining two phases of the three-phased strategic investment by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), including uncertainty regarding the potential participation of Toshiba and B&W in any potential project structure that may be required under the RD&D program, and the potential for immediate termination of the securities purchase agreement governing their investments;

certain restrictions that may be placed on our business as a result of the transactions with Toshiba and B&W; our ability to achieve the benefits of any strategic relationships with Toshiba and B&W; our ability to extend, renew or replace our credit facility that matures on May 31, 2013 and the impact of a failure to timely renew on our ability to continue as a going concern; restrictions in our credit facility that may impact our operating and financial flexibility and spending on the American Centrifuge project; our ability to actively manage and enhance our liquidity and working capital and the potential adverse consequences of any actions taken on the long term value of our ongoing operations; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries of LEU from Russia under a commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) and on a single production facility and the potential for us to cease commercial enrichment of uranium in the event of a decision to shut down Paducah enrichment operations; limitations on our ability to import the Russian LEU we buy under the new supply agreement into the United States and other countries; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our contracts with the U.S. government, risks related to delays in payment for our contract services work performed for DOE; changes in U.S. government priorities and the availability of government funding, including loan guarantees; our subsidiary NAC may not perform as expected; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; risks related to the underfunding of our defined benefit pension plans and the impact of the potential requirement to accelerate the funding of these obligations on our liquidity; uncertainty regarding the continued capitalization of certain assets related to the American Centrifuge Plant and the impact of a potential impairment of these assets on our results of operations; the impact of potential changes in the ownership of our stock on our ability to realize the value of our deferred tax benefits; the timing of recognition of previously deferred revenue; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this annual report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.  We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this annual report on Form 10-K except as required by law.

Items 1 and 2.  Business and Properties

Overview

USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We:

•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide;

•	enrich uranium at the Paducah gaseous diffusion plant (“GDP”) that we lease from the U.S. Department of Energy (“DOE”);

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts;

•	are working to deploy what we believe is the world’s most advanced uranium enrichment technology, known as the American Centrifuge;

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services; and

•	perform limited contract work for DOE and its contractors at the Paducah and Portsmouth sites.

Our business is in a state of significant transition. Managing this transition has been made more challenging by the events of 2011. In March 2011, an earthquake, tsunami and its aftermath caused irreparable damage to four reactors in Japan and subsequently resulted in more than 50 reactors in Japan and Germany being off-line at the start of 2012. The shutdown of these reactors has affected supply and demand for LEU over the next 2-4 years and this impact could grow more significant over time depending on the length and severity of delays or cancellations of deliveries. During 2011, we also experienced further delays in our efforts to finance a next generation uranium enrichment plant, the American Centrifuge project. As described below, we have significant decisions to make in 2012 regarding major aspects of our business.  We also must continue to manage events that occur that are outside of our control, including actions that may be taken by vendors, customers, creditors, and other third parties in response to our decisions or based on their view of our financial strength and future business prospects. Events that unfold in 2012 will define our business into the future. For a discussion of the potential risks and uncertainties facing our business, see Item 1A, Risk Factors.

During 2011 we completed the transition of our Portsmouth contract services business. In September 2011 we transferred facilities at the former Portsmouth gaseous diffusion plant that we were maintaining for DOE to the DOE decontamination and decommissioning (“D&D”) contractor for the site. This was work we had been doing since the Portsmouth GDP ceased enrichment in 2001 and represented the bulk of our contract services work. Going forward, revenue from this segment will be substantially lower and will be derived primarily from our wholly owned subsidiary, NAC International (“NAC”). We believe NAC is well positioned to continue to participate in the growing spent fuel market worldwide.

We expect to make an important decision regarding the continued operation of the Paducah GDP by May 2012. A decision to shut down Paducah would result in our ceasing, for at least a period of time, commercial enrichment of uranium. Although we are working hard to identify a way to keep this plant open, we do not currently believe the factors are in place to support continued operation. In particular, based on current market conditions, we do not see any significant uncommitted demand for LEU over the next two to four years. In order to continue to operate beyond May 2012, we will need a combination of additional demand for LEU, an agreement with DOE for programs such as enriching a portion of DOE’s depleted uranium (“tails”) stockpile, and an acceptable power supply arrangement to support the plant production needed to operate the plant in an economic manner. Based upon our assessment of current market conditions and discussions with utility customers, we do not believe there is sufficient uncommitted demand for LEU to support a Paducah extension even with an agreement with DOE for tails re-enrichment to absorb a significant portion of the plant production capacity. Therefore, at some point in the next 18 months we expect to cease commercial enrichment at the Paducah GDP but the facility may remain operational to meet other requirements. We have viewed continued Paducah operations as a bridge to our ultimate deployment of the American Centrifuge technology. A decision to shut down the Paducah GDP before we have established a definitive timeline for future deployment of the American Centrifuge Plant could significantly impact our competitive position. For a discussion of the potential implications of a decision to shut down Paducah operations and the risks of continued Paducah operations, see Item 1A, Risk Factors.

We are in a period of significant uncertainty regarding the American Centrifuge project.  We cannot continue to fund the project on our own and we are working to secure funding for a two-year cost-sharing research, development and demonstration (“RD&D”) program with DOE to enable us to continue spending and determine our ability to successfully deploy the American Centrifuge project. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million. In parallel, we are also making preparations for a potential demobilization of the project if DOE funding is not obtained for the RD&D program. We expect that any deployment will likely require restructuring of the project and our investment.

We are in the last two years of the 20-year contract implementing the Megatons to Megawatts program. In March 2011, we signed a commercial agreement with Russia that provides continued access to this important source of supply following the conclusion of the Megatons to Megawatts program. We have also agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology.

USEC Inc. is organized under Delaware law. USEC was a U.S. government corporation until July 28, 1998, when the company completed an initial public offering of common stock. In connection with the privatization, the U.S. government transferred all of its interest in the business to USEC, with the exception of certain liabilities from prior operations of the U.S. government. However, our business continues to be highly dependent on the U.S. government. References to “USEC” or “we” include USEC Inc. and its wholly owned subsidiaries as well as the predecessor to USEC unless the context otherwise indicates. A glossary of certain terms used in our industry and herein is included in Part IV of this annual report.

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

Conversion – Uranium concentrates (“U3O8”) are combined with fluorine gas to produce uranium hexafluoride (“UF6”), a solid at room temperature and a gas when heated. UF6 is shipped to an enrichment plant.

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

Nuclear Power Plant – The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate approximately 20% of U.S. electricity and 14% of the world’s electricity.

Spent Fuel Storage – After the nuclear fuel has been in a reactor for several years, its efficiency is reduced and the assembly is removed from the reactor’s core. The spent fuel is warm and radioactive and is kept in a deep pool of water for several years. Many utilities have elected to then move the spent fuel into steel or concrete and steel casks for interim storage.

Consumers – Businesses and homeowners rely on the steady, baseload electricity supplied by nuclear power and value its clean air qualities.

We currently produce or acquire LEU from two principal sources. We produce about half of our supply of LEU at the Paducah GDP in Paducah, Kentucky. Under the Megatons to Megawatts program, we acquire the other half of our LEU supply from Russia under a contract (“the Russian Contract”), whereby we purchase the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

Products and Services

Low Enriched Uranium

Revenue from our LEU segment is derived primarily from:

•       sales of the SWU component of LEU,
•       sales of both the SWU and uranium components of LEU, and
•       sales of uranium.

The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 23% of revenue from our LEU segment in 2011. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements for additional fuel. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts.

Contract Services

We perform and earn revenue from contract work through our subsidiary NAC and from contract work for DOE and DOE contractors at the Paducah GDP and the site of the former Portsmouth GDP in Piketon, Ohio.  NAC provides nuclear energy services and technologies, specializing in:

•	design, fabrication and implementation of spent nuclear fuel technologies including the high capacity MAGNASTOR® system,
•       nuclear materials transportation, and
•       nuclear fuel cycle consulting services.

Historically, the majority of revenues from our contract services segment resulted from work performed under contract with DOE to maintain and prepare the former Portsmouth GDP for decontamination and decommissioning (“D&D”). On September 30, 2011, our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to a new DOE contractor responsible for the D&D of the Portsmouth site. Consequently, we ceased providing government contract services at Portsmouth on September 30, 2011. We will continue to provide some limited services to DOE and its contractors at our Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment, however, will decrease significantly going forward compared to prior periods and will be comprised primarily of revenue generated by NAC.

Revenue by Geographic Area, Major Customers and Segment Information

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue (Japan in 2011 and 2009), follows (in millions):

	Years Ended December 31,
	2011	2010	2009
United States	$1,322.7	$1,487.5	$1,402.2
Foreign:
Japan	200.0	199.7	305.0
Other	149.1	348.2	329.6
	349.1	547.9	634.6
Total revenue	$1,671.8	$2,035.4	$2,036.8

In 2011, our 10 largest customers in the LEU segment represented 55% of total revenue and our three largest customers in the LEU segment represented 26% of total revenue. In 2011, 2010 and 2009, revenue from Exelon Corporation and in 2010, revenue from Entergy Corporation and from U.S. government contracts, each represented more than 10%, but less than 15%, of total revenue. No other customer represented more than 10% of total revenue in 2011, 2010 or 2009. Revenue by segment follows (in millions):

	Years Ended December 31,
	2011	2010	2009
LEU segment revenue	$1,462.7	$1,757.5	$1,827.7
Contract services segment revenue:
DOE and DOE contractors	139.9	242.7	183.0
Other	69.2	35.2	26.1
	209.1	277.9	209.1
Total revenue	$1,671.8	$2,035.4	$2,036.8

SWU and Uranium Backlog

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under contracts with customers. At December 31, 2011, we had contracts with customers aggregating an estimated $5.8 billion, including $1.5 billion expected to be delivered in 2012 and $3.5 billion through 2015. Backlog was $6.7 billion at December 31, 2010 and $8.0 billion at December 31, 2009. Backlog is partially based on customers’ estimates of their fuel requirements and other assumptions including our estimates of selling prices, which are subject to change. Depending on the terms of specific contracts, prices may be adjusted based on published SWU or uranium market price indicators prevailing at the time of delivery. Other pricing elements may include escalation based on a general inflation index, a power price index, or a multiplier of our actual unit power cost. We utilize external composite forecasts of future market prices and inflation rates in our pricing estimates. For a discussion of uncertainty related to our backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – LEU Segment – Revenue from Sales of SWU and Uranium.”

Gaseous Diffusion Process

Two existing technologies are currently used commercially to enrich uranium for nuclear power plants: gaseous diffusion and gas centrifuge. We currently use the older gaseous diffusion technology and are working to deploy gas centrifuge technology to replace our gaseous diffusion operations. See “Business and Properties – The American Centrifuge Plant.”

The uranium enrichment process separates the lighter U235 isotope from the heavier U238 isotope. The fundamental building block of the gaseous diffusion enrichment process is known as a stage, consisting of a compressor, a converter, a control valve and associated piping. Compressors driven by large electric motors are used to circulate the process gas and maintain flow. Converters contain porous tubes known as a barrier through which process gas is diffused. Stages are grouped together in series to form an operating unit called a cell. A cell is the smallest group of stages that can be removed from service for maintenance. Gaseous diffusion plants are designed so that cells can be taken off line with little or no interruption in the process.

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

Paducah GDP

We operate the Paducah GDP located in Paducah, Kentucky. The Paducah GDP includes four process buildings and is one of the largest industrial facilities in the world. The process buildings have a total floor area of 150 acres, and the site covers 750 acres. We estimate that the maximum capacity of the existing equipment is about 8 million SWU per year. In 2011, we produced more than 5 million SWU at the Paducah GDP for both LEU production and underfeeding uranium, as described below under “Raw Materials—Uranium.” The Paducah GDP has been certified by the U.S. Nuclear Regulatory Commission (“NRC”) to produce LEU up to an assay of 5.5% U235.

We lease the Paducah GDP from DOE. The lease covers the buildings and facilities relating to gaseous diffusion activities. Major provisions of the lease follow:

•
except as provided in the 2002 DOE-USEC Agreement (described under “Business and Properties – 2002 DOE-USEC Agreement and Related Agreements with DOE”), we have the right to renew the lease indefinitely in six-year increments and can adjust the property under lease to meet our changing requirements. The current lease term expires in 2016.  Under the terms of the lease, we can terminate the lease prior to expiration upon two year’s prior notice. We can also de-lease portions of the property under lease upon 60 days prior notice with DOE’s consent, which cannot be unreasonably withheld;

•	we may leave the property in an “as is” condition at termination of the lease, but must remove wastes we generate and must place the plant in a safe shutdown condition;
•	the U.S. government is responsible for environmental liabilities associated with plant operations prior to July 28, 1998;
•	DOE is responsible for the costs of decontamination and decommissioning of the plant;
•
title to capital improvements not removed by us will transfer to DOE at the end of the lease term, and if we elect to remove any capital improvements, we are required to pay any increases in DOE’s decontamination and decommissioning costs that are a result of our removing the capital improvements;

•
DOE must indemnify us for costs and expenses related to claims asserted against us or incurred by us arising out of the U.S. government’s operation, occupation, or use of the plant prior to July 28, 1998; and

•
DOE must indemnify us against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) from a nuclear incident or precautionary evacuation in connection with activities under the lease. Under the Price-Anderson Act, DOE’s financial obligations under the indemnity are capped at approximately $12 billion for each nuclear incident or precautionary evacuation occurring inside the United States to which the indemnity applies.

There is also a stand-alone amendment to the GDP facility lease for our long-term use of facilities at the Portsmouth site for the American Centrifuge Plant. Further details are provided in “Business and Properties – The American Centrifuge Plant.”

Raw Materials

Electric Power

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2011, the power load at the Paducah GDP averaged 1,376 megawatts. We purchase most of the electric power for the Paducah GDP from Tennessee Valley Authority (“TVA”) under a power purchase agreement that expires May 31, 2012. The base price under the TVA power contract increased moderately during the term of the contract based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has imposed an average increase over base contract prices of about 12% in 2011, 10% in 2010, and 6% in 2009. The average fuel cost adjustment in 2011 was affected by TVA’s temporary power generating capacity losses during April and May, which were caused by severe tornado and thunderstorm damage, necessitating the purchase of significant volumes of higher cost replacement power. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices for the remainder of the power contract through May 2012.

The monthly quantities of power purchased by USEC under the TVA power contract are fixed. Under the terms of the agreement, beginning September 1, 2010, we began to buy 1,650 megawatts instead of the 2,000 megawatts we had been purchasing in non-summer months since 2007. This reduction was included in the contract to provide a transition for the TVA power system for the end of the power contract in 2012. In addition, as a result of flood conditions near the Paducah plant, we coordinated with TVA to ramp down power purchases in 2011 to summer operation levels earlier than planned. Some of this power that was deferred in 2011 due to the flood conditions was purchased by us as supplemental power in February 2012. In the summer months (June – August), we supplemented the 300 megawatts we buy under the TVA contract with additional power purchased at market-based prices.

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as part of our transition planning, we are evaluating possible sources of power for delivery after May 31, 2012.  We have been in discussions with TVA and potential alternate sources of electricity. However, we have not been willing to commit to any power purchases until we believe the plant economics can support a decision to extend Paducah commercial enrichment operations. Without extended operations, we would require significantly less power as we gradually transition to a level where we would maintain the facility at a non-production electricity load that is 2% to 3% of our current power purchase.

We are required to provide financial assurance to support our payment obligations to TVA. These include a letter of credit and weekly prepayments based on TVA’s estimate of the price and our usage of power.

Uranium

Uranium is a naturally occurring element and is mined from deposits located in Canada, Australia and other countries. According to the World Nuclear Association, there are adequate measured resources of uranium to fuel nuclear power at current usage rates for at least 80 years. In 2011, the Paducah GDP used the equivalent of approximately 7 million kilograms of uranium in the production of LEU.

Mined uranium ore is crushed and concentrated and sent to a uranium conversion facility where it is converted to UF6, a form suitable for uranium enrichment. Two commercial uranium converters in North America, Cameco Corporation and ConverDyn, deliver and hold title to uranium at the Paducah GDP.

Utility customers provide uranium to us as part of their enrichment contracts or purchase the uranium required to produce LEU from us. Customers who provide uranium to us generally do so by acquiring title to uranium from Cameco, ConverDyn and other suppliers at the Paducah GDP. At December 31, 2011, we held uranium to which title was held by customers and suppliers with a value of $2.9 billion based on published price indicators. The uranium is fungible and commingled with our uranium inventory. Title to uranium provided by customers generally remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer and we take title to the uranium.

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

Coolant

The Paducah GDP uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995 and Freon is no longer commercially available. We estimate that our current supply of Freon would be sufficient to support at least 10 years of continued operations at current use rates.

GDP Equipment

GDP equipment components (such as compressors, coolers, motors and valves) requiring maintenance are removed from service and repaired or rebuilt on site. Common industrial components, such as the breakers, condensers and transformers in the electrical system, are procured as needed. Some components and systems are no longer produced, and spare parts may not be readily available. In these situations, replacement components or systems are identified, tested, and procured from existing commercial sources, or the plants’ technical and fabrication capabilities are used to design and build replacements. Spare parts were also salvaged as part of cleanup efforts at the Portsmouth site for use in the Paducah GDP.

Equipment utilization at the Paducah GDP averaged 96% in 2011 compared to 97% in 2010. Equipment utilization is based on a measure of cells in operation. The utilization of equipment is highly dependent on power availability and costs. We reduce equipment utilization and the related power load in the summer months when the cost of electric power is high. Equipment utilization is also affected by repairs and maintenance activities. In 2011, we reduced equipment utilization to summer operation levels earlier than planned due to Ohio River flooding and its impact on our power suppliers.

Russian Contract (“Megatons to Megawatts”)

We are the U.S. government’s exclusive executive agent (“Executive Agent”) in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, we have been designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC signed a commercial agreement (“Russian Contract”) with a Russian government entity known as OAO Techsnabexport (“TENEX”), to implement the program. We expect the Russian Contract to be completed by the end of 2013. Purchases under the Russian Contract constitute approximately one-half of our supply mix. Over the life of the Russian Contract, we expect to purchase a total of 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, the equivalent of about 20,000 nuclear warheads. Refer to “Russian Supply Agreement” below regarding access to Russian LEU after the Megatons to Megawatts program concludes.

Prices under the Russian Contract are determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. The price per SWU under the Russian Contract for 2012 is 2% higher compared to 2011, and in 2011 was 3% higher compared to 2010.

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

Russian Supply Agreement

On March 23, 2011, USEC signed an agreement with TENEX for the 10-year supply of Russian LEU, which became effective in December 2011. Unlike the Megatons to Megawatts program, the quantities supplied under the new agreement will come from Russia’s commercial enrichment activities rather than from downblending of excess Russian weapons material. Under the terms of the new agreement, the supply of LEU to USEC will begin in 2013 and increase until it reaches a level in 2015 that includes a quantity of SWU equal to approximately one-half the level currently supplied by TENEX to USEC under the Megatons to Megawatts program. Beginning in 2015, TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU up to an amount equal to the amount USEC now purchases each year under the Megatons to Megawatts program. Deliveries under the new supply agreement are expected to continue through 2022.  The pricing terms for SWU under the agreement are based on a mix of market-related price points and other factors. Similar to the Megatons to Megawatts program, USEC will purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component.

The LEU that we obtain from TENEX under the new agreement will be subject to quotas and other restrictions applicable to commercial Russian LEU that do not apply to LEU supplied to us under the Megatons to Megawatts program. Refer to “Competition and Foreign Trade – Limitations on Imports of LEU from Russia.”

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

Advanced Enrichment Technology

The 2002 DOE-USEC Agreement provides that we will begin operation of an enrichment facility using advanced enrichment technology in accordance with certain milestones. A discussion of our American Centrifuge uranium enrichment technology and those milestones is included under the caption “Business and Properties—The American Centrifuge Plant —Project Milestones under the 2002 DOE-USEC Agreement.”

Domestic Enrichment Facilities

Under the 2002 DOE-USEC Agreement, we agreed to operate the Paducah GDP at a production rate at or above 3.5 million SWU per year. In 2011, we produced more than 5 million SWU for both LEU production and underfeeding uranium. The Paducah GDP operates most efficiently in the range of 5 to 6 million SWU per year. Operating the Paducah GDP at levels below 5 million SWU would have a negative impact on plant economics. Under the 2002 DOE-USEC Agreement, production at Paducah may not be reduced below a minimum of 3.5 million SWU per year until six months before we have completed an enrichment facility using advanced technology such as centrifuge technology capable of producing LEU containing 3.5 million SWU per year. If the Paducah GDP is operated at less than the specified 3.5 million SWU in any given fiscal year, we may cure the defect by increasing LEU production to the 3.5 million SWU level in the next fiscal year. We may only use the right to cure once in each six-year lease period. If we do not maintain the requisite level of operations at the Paducah GDP and have not cured the deficiency, we are required to waive our exclusive rights to lease the Paducah GDP and portions of the Portsmouth site. Under the 2002 DOE-USEC Agreement, if we believe the enrichment market is otherwise stable and viable but that a significant change has taken place in the domestic or international enrichment markets such that continued operation of the Paducah GDP at or above the 3.5 million SWU per year level is commercially impractical, we have the right under the 2002 DOE-USEC Agreement to present our position to DOE. However, we have no assurance that DOE will agree with our position or agree to amend the 2002 DOE-USEC Agreement.

In addition to the requirements to produce LEU containing 3.5 million SWU per year described above, if we “cease operations” at the Paducah GDP or lose our certification from the NRC, DOE may take actions it deems necessary to transition operation of the plant from us to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts. We will be deemed to have “ceased operations” at the Paducah GDP if we (1) make a determination to cease enrichment at the plant, (2) produce less than 1 million SWU per year or (3) fail to meet specific maintenance and operational criteria established in the 2002 DOE-USEC Agreement. As part of transitioning operations under the 2002 DOE-USEC Agreement, (1) DOE may designate an alternate operator, (2) DOE may terminate all or any portion of leasehold and/or require return of leased facilities in good and operable condition, (3) we would be obligated to waive our right to lease the GDP, and (4) we would be obligated to not oppose legislation sought by DOE to permit implementation of DOE’s rights under the 2002 DOE-USEC Agreement.

Megatons to Megawatts

 The 2002 DOE-USEC Agreement provides that DOE will recommend against removal, in whole or in part, of us as the U.S. Executive Agent under the government-to-government nonproliferation agreement between the United States and the Russian Federation as long as we order the specified amount of LEU from TENEX and comply with our obligations under the 2002 DOE-USEC Agreement and the Russian Contract. Remedies provided to DOE under the 2002 DOE-USEC Agreement related to USEC’s role under the Megatons to Megawatts program do not apply to the new commercial Russian Supply Agreement.

Other

The 2002 DOE-USEC Agreement contains force majeure provisions that excuse our failure to perform under the agreement if such failure arises from causes beyond our control and without our fault or negligence.

The American Centrifuge Plant

We are working to deploy the American Centrifuge technology, a highly efficient uranium enrichment gas centrifuge technology. The American Centrifuge technology requires 95% less electricity to produce low enriched uranium on a per SWU unit basis than our existing gaseous diffusion technology. The deployment of this technology would significantly reduce both our production costs and our exposure to price volatility for electricity, the largest production cost component of our current gaseous diffusion technology. We are working to deploy this technology in the American Centrifuge Plant (“ACP”) in Piketon, Ohio. This new facility would modernize our production capacity and position us to be competitive in the long term.

As of December 31, 2011, we have invested approximately $2.2 billion in the American Centrifuge program, which includes $1.0 billion charged to expense over several years for technology development and demonstration. We began construction on the ACP in May 2007 after being issued a construction and operating license by the NRC. We have operated centrifuges as part of our lead cascade test program for more than 100 machine years since August 2007. This experience gives us confidence in the performance of our technology, and provides operating data and expertise for future commercial deployment. The American Centrifuge technology is a disciplined evolution of classified U.S. centrifuge technology originally developed by DOE and successfully demonstrated during the 1980s. DOE invested $3 billion over 10 years to develop the centrifuge technology, built approximately 1,500 machines and accumulated more than 10 million machine hours of run time. USEC has improved the DOE technology through advanced materials, updated electronics and design enhancements based on highly advanced computer modeling capabilities.

We need significant additional financing in order to complete the ACP.  We applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008 and our efforts since then and throughout most of 2011 focused on obtaining a conditional commitment for a loan guarantee so that we could move forward with the commercialization of the American Centrifuge technology.  However, DOE raised concerns regarding the financial and project execution depth of the American Centrifuge project that we were not able to overcome to DOE’s satisfaction during 2011.  Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the project to enhance the technical and financial readiness of the centrifuge technology for commercialization. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million. DOE indicated that our application for a DOE loan guarantee would remain pending during the RD&D program but has given us no assurance that a successful RD&D program will result in a loan guarantee.

RD&D Program

The RD&D program involves manufacturing and operating additional production-design machines so that key systems can be tested as they would actually operate at the scale necessary for full commercialization. The proposed program scope is to construct and operate at least one complete demonstration cascade of 120 commercial centrifuge machines. As initially planned, the American Centrifuge Plant would include 96 such cascades, each containing 120 machines. During late 2011 and early 2012, our American Centrifuge project efforts shifted to focus on the planning and implementation of the RD&D program and efforts that are currently underway in Piketon, Ohio and Oak Ridge, Tennessee are based upon the proposed RD&D program scope.  We are currently building machines and parts that would be installed in the demonstration cascade that would be built and operated as part of the RD&D program.

The RD&D program is expected to be a two-year program implemented through a cost sharing arrangement whereby DOE would initially provide up to 80% of the costs of the program. DOE has proposed funding one half of its $300 million contribution in government fiscal year 2012, with the remainder in government fiscal year 2013. We have been working with DOE and Congress to secure DOE funding for the RD&D program. However, DOE’s share of funding for the program has not yet been provided and the source for such funding is uncertain. The current political environment in Washington has significantly slowed the legislative process. The two houses of Congress are each held by a different political party and in an election year the necessary bipartisan support will be difficult to achieve.

Due to constraints on our ability to continue to spend on the project, on March 13, 2012, we entered into an agreement with DOE that enables us to provide interim funding of $44 million. This funding was provided by DOE acquiring from us U.S. origin LEU in exchange for the transfer of quantities of our depleted uranium (“tails”) to DOE. This enables us to release encumbered funds of approximately $44 million that were previously provided as financial assurance for the disposition of such depleted uranium. We expect that this LEU acquired by DOE could be returned to us as part of DOE’s cost share under the RD&D program if government funding is provided for the RD&D program in government fiscal year 2012.  However, if the RD&D program does not move forward, the LEU would not be returned to us, and DOE would not reimburse these ACP costs. The $44 million of funding is expected to enable us to fund the ACP program activities through the end of March 2012. In order to stay within the $44 million, we have further reduced our spending from the spending reductions implemented in October 2011.

Continuation of the RD&D program beyond the end of March 2012 will require additional funding. As described above, we are working with DOE and Congress to provide funding for government fiscal year 2012.  Even if DOE funding were provided for the RD&D program for government fiscal year 2012, funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations. President Obama’s fiscal year 2013 budget proposal includes $150 million for the RD&D program. However, we have no assurance that the President’s budget will be passed in its current form or at all. We have no assurance that we will be able to reach agreement with DOE regarding any phase of the RD&D program or that any funding will be provided or that the LEU will be returned. We also have no assurance that we will ultimately be able to obtain a loan guarantee and the timing thereof. Any agreement for the RD&D program would likely require restructuring of the project and of our investment. In light of our inability to reach a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding our prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, we continue to evaluate our options concerning the American Centrifuge project. If we are unable to secure funding for the RD&D program beyond March 31, 2012, we expect to begin demobilizing the project. Our evaluation of these options is ongoing and a decision could be made at any time.

Potential Project Demobilization

In light of uncertainty regarding our prospects for funding for the RD&D program, planning is continuing regarding a potential demobilization of the project.  The initial actions that could be taken as part of a demobilization include:

•	shutdown of the operation of centrifuge machines in the lead cascade in Piketon, Ohio as well as machines operating in test facilities in Oak Ridge, Tennessee;

•	preparation for decontamination and decommissioning of lead cascade and Oak Ridge operations;

•	development of a transportation, consolidation and storage plan for classified material and information;

•	layoffs of American Centrifuge employees not needed to carry out demobilization; and

•	continued suspension of work by suppliers under their contracts and discussions with suppliers regarding demobilization planning.

On September 30, 2011, the Company sent Worker Adjustment and Retraining Notification (“WARN”) Act notices to all of the approximately 450 USEC American Centrifuge workers informing them of potential future layoffs and also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge project and advised them that USEC may demobilize the project. An updated WARN Act notice was sent to these workers in November informing them that potential future layoffs could occur as early as January 2012. These WARN Act notices have now expired. In the event we demobilize the project, we may need to issue new notices under the WARN Act. We currently estimate that we could incur total employee related severance costs of approximately $15 million for all American Centrifuge workers in the event of a full demobilization of the project. In addition, we currently estimate ongoing contractual commitments at December 31, 2011 of approximately $38 million. This includes contractual termination penalties related to both prepayment and contractual commitment amounts of $17 million in connection with a demobilization.  Depending on the length of the demobilization period, we would also incur costs related to the execution of the demobilization of up to approximately $55 million in addition to the severance costs, contractual commitments, contractual termination penalties and other related costs described above. These costs of demobilization do not reflect any offsets for salvage or other recovery value of American Centrifuge project assets. Due to the classified nature of the American Centrifuge technology and the license that we have from the Nuclear Regulatory Commission, we must develop and execute a transportation, consolidation and storage plan for classified material and information. We must also develop and have approved a decontamination and decommissioning plan for the lead cascade and other nuclear operations. See below regarding “—Financial Assurance for Decontamination and Decommissioning.”

Oak Ridge Workforce Reduction

The reduced project scope under the RD&D program does not support the full complement of centrifuge design and engineering workforce at Oak Ridge that was in place during 2011. In January 2012, we examined the needs of the RD&D program and the funding requirements to sustain the workforce at the existing level. Due to the limited level of funding available, we executed a reduction in force of 20 employees. A charge of approximately $0.6 million will be incurred in the first quarter of 2012 for one-time termination benefits consisting of severance payments and short-term health care coverage. Related cash expenditures are expected primarily in the first quarter of 2012.

Project Spending

Our spending on the American Centrifuge in 2011 was incrementally allocated as we continuously evaluated our spending plan and our path toward a DOE loan guarantee commitment or other funding for the project. Beginning in October 2011, we reduced our monthly spending on the American Centrifuge project by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) and also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge.

With the potential for cost sharing for the RD&D program and the agreement with DOE that enabled us to release encumbered funds of approximately $44 million, we are continuing spending on the American Centrifuge project at a reduced rate into the first quarter of 2012. This rate of spending is lower than the spending resulting from the reductions implemented in October 2011. Our spending on ACP beyond amounts already committed to date will be dependent on our expectations regarding the success and timing of any agreement with DOE to provide for continued funding under the RD&D program and the amount of anticipated DOE funding in a given government fiscal year.

Although we have been funding the RD&D program on our own, restrictions in our new credit facility will significantly limit our spending on the American Centrifuge project going forward. In particular, without an agreement for the RD&D program, our credit facility significantly restricts our spending on the project beyond May 2012 (except for spending needed to carry out a project demobilization). In addition, continued spending on the ACP remains subject to our available liquidity, funding under the RD&D program, our willingness to invest further in the project absent funding commitments to complete the project, our ability following the RD&D program to obtain a DOE loan guarantee and additional capital, other risks related to the deployment of the ACP, as described in further detail in Item 1A, Risk Factors.

Beginning with the start of the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Our spending at the reduced levels relates primarily to development and maintenance activities rather than capital asset creation. We also expect to expense costs under the RD&D program as incurred. Capitalization of expenditures related to ACP has ceased until commercial plant deployment resumes.  If conditions change, including if the current path to commercial deployment were no longer probable or our anticipated role in the project were changed, we could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.1 billion as early as the first quarter of 2012. Events that could impact our views as to the probability of deployment or our projections include a failure to successfully enter into an agreement with DOE to provide funding for the project as part of the RD&D program or an unfavorable determination in any phase of the RD&D program regarding the restructuring of the project.

Project Cost and Schedule

We expect that if we move forward with the RD&D program, we will be reevaluating the approach to the commercial deployment of the technology, including the development of a comprehensive revised cost estimate and schedule for the commercial deployment. The RD&D program is expected to take approximately two years to complete and commercial deployment would not be expected to commence before it is completed.

Based on our previous cost estimate of $2.8 billion to complete the American Centrifuge project from the point of closing on financing, we continue to expect the funding needed to complete the project to be substantial. Our previous cost estimate was the basis of the update to our loan guarantee application submitted in July 2010. The estimate was a go-forward cost estimate and did not include our investment to date, spending from then until financial closing, overall project contingency, financing costs or financial assurance. There are significant carrying costs associated with the project and maintaining the manufacturing infrastructure. These costs could be substantial and, depending on the length of the RD&D program or any demobilization period, could threaten the overall economics of the project. In addition, continued delays in the project have made discussions with suppliers very challenging. We are not currently negotiating with suppliers regarding the transition to fixed cost or maximum cost contracts to complete the project and these efforts would have to be re-commenced in connection with any revised deployment plan that is developed during the RD&D program.

Any revised cost estimate and schedule for the project would depend on a large variety of factors, including how we ultimately deploy the project, the outcome of future discussions with suppliers, changes in commodity and other costs, the outcome of the RD&D program and the ability to develop and implement cost saving and value engineering actions. Further increases in the cost of the ACP would increase the amount of external capital we must raise and would adversely affect our ability to successfully finance and deploy the ACP. For a discussion of the uncertainties regarding financing for the American Centrifuge project, see Item 1A, Risk Factors.

Investment by Toshiba and B&W

On May 25, 2010, we announced that Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) signed a definitive agreement to make a $200 million investment over three phases upon the satisfaction at each phase of certain closing conditions. Under the terms of the agreement, Toshiba and B&W would invest equally in each of the phases in an aggregate amount of $100 million each. On September 2, 2010, the first closing of $75 million occurred. Toshiba and B&W purchased 75,000 shares of convertible preferred stock, and warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share, which will be exercisable in the future. However, the remaining two phases of the investment were conditioned upon, among other things, progress in our obtaining a loan guarantee from DOE and so no additional investment has been made to date. During 2011, we agreed several times with the investors through a standstill agreement not to exercise our respective rights to terminate the securities purchase agreement and we continue to have discussions with the investors regarding their investment. Currently, we and the investors (as to such investor’s obligations) have the right to terminate the securities purchase agreement. If the securities purchase agreement governing the Transactions is terminated, each of Toshiba and B&W must elect to either convert its shares of preferred stock into a new class of common stock (or a new class of preferred stock) or to sell its shares of preferred stock pursuant to an orderly sale arrangement. As a result of certain NYSE limitations on our issuance of common stock, depending on the share price at the time of termination, some of Toshiba and B&W's preferred stock may not be able to be converted or sold and would remain outstanding. We could be required to redeem such shares for cash or SWU, at our election, at August 31, 2012, which could harm our financial condition. However, our ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of our credit facility.

Additional information about the transactions, including a copy of the securities purchase agreement and other agreements, can be found in the Current Reports on Form 8-K filed by us on May 25, 2010 and on September 2, 2010.

Lead Cascade Test Program

The lead cascade test program in Piketon, Ohio began operations in August 2007 and has accumulated over 100 machine years of runtime. Through the lead cascade test program, we demonstrate the performance of centrifuge machines, demonstrate the reliability of machine components, obtain data on machine-to-machine interactions, verify cascade performance models under a variety of operating conditions, and obtain operating experience for our plant operators and technicians. Data from this testing program has provided valuable assembly, operating and maintenance information, as well as operations experience for the American Centrifuge Plant staff. The initial lead cascade test program involving USEC-produced prototype machines was completed in early 2010. These centrifuge machines were expensed as constructed since we did not expect them to be used in a future commercial plant.

In parallel with the final operations of the prototype centrifuge machines, we began installing the first group of AC100 centrifuge machines. The AC100 series design has met the targeted performance goal of 350 SWU per machine, per year. Our strategic suppliers manufactured parts for the AC100 centrifuge machines, replicating on a commercial basis manufacturing that we previously self-performed in building our prototype centrifuge machines. Installation of these AC100 centrifuge machines further demonstrated the ability of our suppliers to build components, assemble the machines and successfully bring them into operation. These centrifuge machines operated successfully in a cascade configuration beginning in March 2010 and demonstrated the ability to produce the full range of commercial product assays required by our customers for low enriched uranium.

In order to keep our supplier base intact, we continued to manufacture AC100 centrifuge machines in 2011 which we used to replace the initial set of AC100 machines to optimize the use of the limited centrifuge machine positions available to us in the lead cascade test program. Costs related to the initial set of AC100 machines that were removed from the lead cascade totaling $127.1 million were expensed in the fourth quarter of 2011 since we determined that these machines are no longer compatible with the current commercial plant design and we do not expect them to be used in a future commercial plant.

In June 2011, several lead cascade machines failed during an extended period of off-normal operating conditions. The off-normal conditions occurred as a result of a power interruption caused by an electrical fault in the lead cascade support systems and compounding issues experienced during the efforts to restore power. In the second quarter of 2011, we expensed $9.6 million of costs related to the centrifuge machines damaged in the June event.  Since the June event, the centrifuges being operated in the lead cascade facility in Piketon, Ohio have not been operated on UF6 gas, and we have committed to the NRC not to reintroduce UF6 gas into these machines until the NRC has completed its review of the event. Beginning in the first quarter of 2012, we have been modifying the current set of AC100 machines in the lead cascade to install a safety enhancement in response to the June event.  Under the expected terms of the RD&D program, we would continue to install additional AC100 machines to the current set of machines to complete and operate a 120 machine commercial plant cascade configuration. We are also enhancing facility maintenance, operator training and procedures as corrective actions to the circumstances that resulted in the June event.

Continued lead cascade operations will accomplish two of the primary objectives of the proposed RD&D program. The first objective is to demonstrate sufficient run time on the AC100 centrifuges to establish the high confidence level in cascade reliability required by DOE to support loan guarantee financing for the commercial plant. A second objective is to build out and demonstrate the full level of balance of plant system redundancy designed for the commercial plant, which was not available for lead cascade operations during the June event.

Manufacturing Infrastructure

We are working with our strategic suppliers to maintain the manufacturing infrastructure developed over the last several years. However, we are constrained by our reduced level of spending. The RD&D program would provide for the continued production of AC100 machines, which helps our suppliers gain additional cost experience and familiarity with the manufacturing process. Although we have delayed high-volume production of the AC100 machines, our strategic suppliers have demonstrated flexibility and initiative to keep their role in the project moving forward. However, we could face challenges with ensuring the ability and willingness of our strategic suppliers to continue at low rates of production for a prolonged period of time absent greater certainty on funding for the project and a definitive timeline for full remobilization.

As part of our effort to reduce or mitigate project risks, we established a joint company with Babcock & Wilcox Technical Services Group, Inc. for the manufacture and assembly of AC100 centrifuge machines. The joint company became effective May 1, 2011, and is known as American Centrifuge Manufacturing, LLC. It consolidates the authority and accountability for centrifuge machine manufacturing and assembly in one business unit which assumes contractual accountability over the family of centrifuge parts manufacturers.  With this consolidation, the entire manufacturing program can be managed centrally for cost efficiency, lean manufacturing, and application of consistent standards of high quality across the entire machine manufacturing base. In addition, certain key suppliers and sub-suppliers conducted production runs in their facilities for a period of time to successfully demonstrate production of machine components and assembly at a sustained production rate that we expect to reach during high-volume machine manufacturing. The production demonstration was also intended to provide suppliers with experience that would facilitate a transition to fixed-price contracts.

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

Construction of the physical plant includes various systems including electric, telecommunications, HVAC and water distribution. Other plant infrastructure that must be completed include the piping that enables UF6 gas to flow throughout the enrichment production facility, process systems to support the centrifuge machines and cascades, a distributed control system to monitor and control the enrichment processing equipment, and facilities to feed natural uranium into the process system and withdraw enriched uranium product. We demobilized most construction activities in August 2009.

Project Milestones under the 2002 DOE-USEC Agreement

The 2002 DOE-USEC Agreement, as amended most recently in February 2011, provides that we will develop, demonstrate and deploy the American Centrifuge technology in accordance with 15 milestones as follows:

Milestones under 2002 DOE-USEC Agreement	Milestone Date	Achievement Date

Begin refurbishment of K-1600 centrifuge testing facility in Oak Ridge, Tennessee	December 2002	December 2002
Build and begin testing a centrifuge end cap	January 2003	January 2003
Submit license application for Lead Cascade to NRC	April 2003	February 2003
NRC dockets Lead Cascade application	June 2003	March 2003
First rotor tube manufactured	November 2003	September 2003
Centrifuge testing begins	January 2005	January 2005
Submit license application for commercial plant to NRC	March 2005	August 2004
NRC dockets commercial plant application	May 2005	October 2004
Begin Lead Cascade centrifuge manufacturing	June 2005	April 2005
Begin commercial plant construction and refurbishment	June 2007	May 2007
Lead Cascade operational and generating product assay in a range usable by commercial nuclear power plants	October 2007	October 2007
Secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year	November 2011
Begin commercial American Centrifuge Plant operations	May 2014
Commercial American Centrifuge Plant annual capacity at 1 million SWU per year	August 2015
Commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year	September 2017

In February 2011, we and DOE amended the 2002 DOE-USEC Agreement to revise the remaining four milestones relating to the financing and operation of the ACP. The amendment extended the financing milestone by one year to November 2011 and adjusted the remaining three milestones. In addition, we and DOE agreed to discuss further adjustment of the remaining three milestones as may be appropriate based on a revised deployment plan to be submitted by us to DOE by January 30, 2012 following the completion of the November 2011 financing milestone. Due to DOE’s deferral of a decision on the loan guarantee until after completion of the RD&D program, we did not meet the November 2011 financing milestone or submit a revised deployment plan to DOE.  In connection with the RD&D program described above, we have been engaging in discussions with DOE regarding the modification of the remaining milestones and other provisions of the 2002 DOE-USEC Agreement. DOE has acknowledged that since DOE and we are working in good faith toward the RD&D program and the adjustment of the milestones in the 2002 DOE-USEC Agreement is currently a part of the proposed terms of the RD&D program, it does not see the need at the present time for us to present our position on the missed November 2011 milestone to DOE or to provide a revised deployment plan by the specified time. However, we have no assurances that the RD&D program will move forward and/or that DOE will agree to an adjustment of the milestones or other provisions of the 2002 DOE-USEC Agreement.

DOE has full remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within our control or was due to our fault or negligence. To our knowledge, DOE has not taken any action to assert its remedies under the 2002 DOE-USEC Agreement. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer certain of our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that we be removed as the sole U.S. Executive Agent under the Megatons to Megawatts program. Any of these actions could have a material adverse impact on our business and prospects. The 2002 DOE-USEC Agreement provides that once the financing milestone is met, DOE’s remedies are limited to those circumstances where our gross negligence in project planning and execution is responsible for schedule delays or in the circumstance where we constructively or formally abandon the project or fail to diligently pursue the financing commitment(s). Uncertainty surrounding the milestones under the 2002 DOE-USEC Agreement or the initiation by DOE of any action or proceeding under the 2002 DOE-USEC Agreement could adversely affect our ability to obtain financing for the American Centrifuge project or to consummate the remaining transactions with Toshiba and B&W.

Corporate Structure

In September 2008, we created four wholly owned subsidiaries to carry out future commercial activities related to the American Centrifuge project. We anticipate that these subsidiaries will own the American Centrifuge Plant and equipment, provide operations and maintenance services, manufacture centrifuge machines and conduct ongoing centrifuge research and development. See the discussion above regarding the American Centrifuge Manufacturing joint venture. Subject to regulatory approvals, this corporate structure will separate ownership and control of centrifuge technology from ownership of the enrichment plant and also establish a separate operations subsidiary. This structure will facilitate DOE loan guarantee financing and potential third-party investment, while also facilitating any future plant expansion. By order dated February 2011, the NRC approved the transfer of the licenses for the Lead Cascade and the ACP to one of these wholly owned subsidiaries. We have requested and received from the NRC two extensions to the period to implement the transfer, most recently through February 8, 2013.

NRC Operating Licenses

On May 20, 2011, we submitted to the NRC a request to extend our operating license for the lead cascade, which was scheduled to expire on August 23, 2011. On July 15, 2011, the NRC concluded that our application was complete, but deferred conducting a review of our application unless we request to continue lead cascade operations beyond the summer of 2012. If we proceed with the RD&D program, lead cascade operations would be expected to continue for approximately two years. Under applicable law, our license will not expire pending NRC's review of a complete application.

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

American Centrifuge Plant Lease

We lease the facilities in Piketon for the American Centrifuge Plant from DOE. The process buildings that will house the cascades of centrifuges encompass more than 14 acres under roof. The lease for these facilities and other support facilities is a stand-alone amendment to our lease with DOE for the gaseous diffusion plant facilities in Piketon and in Paducah. The current five-year lease term is through June 2014. We have the option to extend the lease term for additional five-year terms up to 2043. We must provide notice to DOE by June 2012 in order to extend the lease for the next five-year term. Our notice must also include certification that certain conditions have been met, including certifying compliance with the 2002 DOE-USEC Agreement and compliance with the terms of the lease. Depending on the outcome of discussions with DOE, including discussions regarding the 2002 DOE-USEC Agreement described above under “Project Milestones under the 2002 DOE-USEC Agreement,” we may be unable to make this certification. The lease also provides DOE with the right to terminate the lease in the event we fail to operate the ACP at an annual average rate of 1 million SWU. The requirement to operate is measured over a two-year period commencing in April 2011. Based on delays in deploying the American Centrifuge project, we do not expect to be in a position to operate the ACP at this rate during this timeframe. Accordingly, there can be no assurance that we will be able to meet the conditions for renewal or that DOE will not exercise its right to terminate the lease.  If the lease is renewed, we also have the right to extend the lease for up to an additional 20 years, through 2063, if we agree to demolish the existing buildings leased to us after the lease term expires. We have the option, with DOE’s consent, to expand the leased property to meet our needs until the earlier of September 30, 2013 or the expiration or termination of the GDP lease. Rent is based on the cost of lease administration and regulatory oversight in Piketon and is approximately $1.5 million per year, including estimates for additional charges by DOE for its subcontractors that may be allocated to the ACP. We may terminate the lease upon three years’ notice. DOE may terminate for default, including if DOE is able to exercise its remedies with respect to ACP under the 2002 DOE-USEC Agreement.

Financial Assurance for Decontamination and Decommissioning

We own all capital improvements at the American Centrifuge Plant and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. This provision is unlike the lease for the gaseous diffusion plants where we may leave the property in an “as is” condition at termination of the lease. DOE generally only remains responsible for pre-existing conditions of the American Centrifuge leased facilities. At the conclusion of the lease, we are obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear).

We are required to provide financial assurance to the NRC for the decontamination and decommissioning (“D&D”) of the American Centrifuge Plant. The amount of financial assurance is dependent on construction progress and D&D cost projections. We are also required to provide financial assurance to DOE in an amount equal to our current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of us by the NRC for D&D. As of December 31, 2011, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $22.2 million that supports construction progress. The surety bonds are partially collateralized with interest-earning cash deposits.

If construction is resumed, the financial assurance requirements will increase each year commensurate with the status of facility construction and operations. As part of our license to operate the American Centrifuge Plant, we provide the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future commercial centrifuge operations. Since we operate the lead cascade in recycle mode, depleted uranium is not generated from lead cascade operations.

DOE Technology License

In December 2006, USEC and DOE signed an agreement licensing U.S. gas centrifuge technology to USEC for use in building new domestic uranium enrichment capacity. We will pay royalties to the U.S. government on annual revenues from sales of LEU produced in the American Centrifuge Plant. The royalty ranges from 1% to 2% of annual gross revenue from these sales and provide for a minimum payment of $100,000 per year. Payments are capped at $100 million over the life of the technology license. DOE may terminate the license if DOE is able to exercise its remedies with respect to ACP under the 2002 DOE-USEC Agreement.

Risks and Uncertainties

The successful deployment, construction and operation of the American Centrifuge Plant is dependent upon a number of factors, including the availability and timing of financing, performance of the American Centrifuge technology, overall cost and schedule, and the achievement of milestones under the 2002 DOE-USEC Agreement. Risks and uncertainties related to the American Centrifuge Plant are described in further detail in Item 1A, Risk Factors.

Nuclear Regulatory Commission — Regulation

Our operations are subject to regulation by the NRC. The Paducah GDP is required to be recertified by the NRC every five years and is currently certified through December 2013. The certificate of compliance represents NRC’s determination that the GDP is in compliance with NRC safety, safeguards and security regulations. On September 30, 2011, our contracts for maintaining the former Portsmouth GDP facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to a new contractor. As part of the transition, at our request, NRC terminated our certificate of compliance for the former Portsmouth GDP facilities. We will continue to provide some limited services to DOE and its contractors at the Portsmouth site related to facilities we continue to lease for the American Centrifuge project.  The NRC regulates our operation of the American Centrifuge Demonstration Facility and the construction of the American Centrifuge Plant.

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations, and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties for certain violations of its regulations. We have received notices of violation from NRC for violations of these regulations and certificate conditions. However, in each case, we took corrective action to bring the facilities into compliance with NRC regulations. As described above under “The American Centrifuge Plant,” the NRC is currently conducting a review of a June 11, 2011 event in the lead cascade of the American Centrifuge Demonstration Facility and could issue a notice of violation related to this event. We do not expect that any proposed notices of violation we have received or anticipate receiving as a result of the June 11 event will have a material adverse effect on our financial position or results of operations.

Our operations require that we maintain security clearances that are overseen by the NRC and DOE. These security clearances could be suspended or revoked if we are determined by the NRC to be subject to foreign ownership, control or influence. In addition, statute and NRC regulations prohibit the NRC from issuing any license or certificate to us if it determines that we are owned, controlled or dominated by an alien, a foreign corporation, or a foreign government.

Environmental Compliance

Our operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our operations generate low-level radioactive waste that is stored on-site at the Paducah GDP or is shipped off-site for disposal at commercial facilities. In addition, our operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal. In connection with the return of the Portsmouth facilities described above, DOE has agreed to accept ownership and possession of all nuclear material at the site, including waste requiring processing and disposal. USEC has agreed to pay DOE its cost of disposing of such wastes which was estimated to be $7.8 million and is recorded as a current liability.

Our operations generate depleted uranium that is stored at the Paducah GDP. Depleted uranium is a result of the uranium enrichment process where the concentration of the U 235 isotope in depleted uranium is less than the concentration of .711% found in natural uranium. All liabilities arising out of the disposal of depleted uranium generated before July 28, 1998 are direct liabilities of DOE. The USEC Privatization Act requires DOE, upon our request, to accept for disposal the depleted uranium generated after the July 28, 1998 privatization date provided we reimburse DOE for its costs.

The Paducah GDP was operated by agencies of the U.S. government for approximately 40 years prior to July 28, 1998. As a result of such operation, there is contamination and other potential environmental liabilities associated with the plant. The Paducah site has been designated as a Superfund site under CERCLA and is undergoing investigations under the Resource Conservation and Recovery Act. Environmental liabilities associated with plant operations prior to July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah site.

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

There are also smaller producers of LEU in China, Japan and Brazil that primarily serve a portion of their respective domestic markets. However, China is emerging as a growing producer and has begun to supply LEU to a limited foreign market. China has existing centrifuge production capacity that it purchased from Russia and is also developing its own centrifuge enrichment technology, which could be used for China's domestic needs or to export for sale in foreign markets. Depending on the rate of their development of centrifuge technology or other expansion and their plans for this supply, this could be a source of significant long-term competition.

Global LEU suppliers compete primarily in terms of price and secondarily on reliability of supply and customer service. We believe that customers are attracted to our reputation as a reliable long-term supplier of enriched uranium.

USEC and Areva currently use the gaseous diffusion process to produce LEU. Areva has begun initial operations of a centrifuge enrichment plant to replace their gaseous diffusion production. Urenco and Rosatom already use centrifuge technology. Gaseous diffusion plants generally have significantly higher operating costs than gas centrifuge plants due to the significant amounts of electric power required by the gaseous diffusion process.

We estimate that the enrichment industry market is currently about 50 million SWU per year. In the past five years, we have delivered LEU containing 9 to 13 million SWU per year, of which approximately 5.5 million SWU per year was obtained by us under the Russian Contract.

Urenco reported that total annual capacity of its European and U.S. enrichment facilities was 14.6 million SWU at the end of 2011. Urenco USA, a group controlled by Urenco, began operations of its gas centrifuge uranium enrichment plant in New Mexico in June 2010 and is increasing capacity although it has not yet shipped product from that facility. Urenco’s announced plans call for total capacity, including Urenco USA, of 18 million SWU by the end of 2015.

Areva’s new gas centrifuge enrichment plant in France (“Georges Besse II”) began commercial operations in 2011 with full capacity of 7.5 million SWU per year expected by 2016. Areva has announced that it plans to cease operating the Georges Besse gaseous diffusion plant in France by mid-2012. In addition, Areva announced in 2010 that it had received a conditional commitment for a DOE loan guarantee to build its proposed Eagle Rock centrifuge uranium enrichment plant near Idaho Falls, Idaho. In October 2011, the NRC awarded an operating license for the Eagle Rock plant. Areva’s original plan called for initial production in 2014 with a targeted production rate of 3.3 million SWU per year reached by 2018. In December 2011, Areva suspended plans for the Eagle Rock plant as part of an announced strategic overhaul to reduce Areva’s overall debt. While the project has been put on hold, Areva did not exclude the possibility that the Eagle Rock project could proceed under new partnerships. Furthermore, under the new strategic plan, Areva has suspended any planned capacity expansions for Georges Besse II beyond the 7.5 million SWU.

Areva and Urenco’s European centrifuge enrichment facilities, as well as their plants under construction or proposed in the U.S., use or will use centrifuge machines manufactured in Europe by ETC.

Rosatom/TENEX also uses centrifuge technology. The World Nuclear Association (“WNA”) estimates its production capacity to be approximately 25 million SWU per year, with the expansion to approximately 30 million SWU by 2015. However, not all of this capacity is currently available to the market since a portion of Russian capacity is used for downblending highly enriched uranium.  However, this program ends in 2013 and that portion of Russian capacity would then be available to the market. Imports of LEU and other uranium products produced in the Russian Federation are subject to the restrictions described below under “Limitations on Imports of LEU from Russia.”

All of our current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.

In addition, GE Hitachi Global Laser Enrichment (“GLE”) has an agreement with Silex Systems Limited, an Australian company, to license Silex’s laser enrichment technology. USEC funded research and development of the Silex technology for several years but terminated the arrangement in April 2003 to focus on the American Centrifuge technology. Since 2008, GLE has taken a phased development process with the goal of constructing a commercial enrichment plant in Wilmington, North Carolina with a target capacity of between 3 and 6 million SWU per year. GLE’s NRC license application remains under review by the NRC. GLE is operating a test loop facility to determine performance and reliability data, which could be used to make a decision on whether or not to proceed with the construction of a commercial plant. GLE officials have said in published reports that such a decision will come after years of further testing is completed, regulatory approval is achieved, and analysis of market conditions is finalized.

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

Limitations on Imports of LEU from Russia

Imports of LEU and other uranium products produced in the Russian Federation (other than LEU imported under the Russian Contract) into the U.S. are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended.  The September 2008 legislation provides that it supersedes the Russian Suspension Agreement in cases where they conflict.

The September 2008 legislation imposes annual quotas on imports of Russian LEU through 2020. From 2008-2011, the quotas only permitted a small amount of LEU to be imported. The quotas increase moderately in 2012 and 2013, and then from 2014-2020 are set at an amount equal to approximately 20% of projected annual U.S. consumption of LEU. These import quotas are substantially similar to the export quotas established under the Russian Suspension Agreement discussed below. However, the legislation also includes the possibility of expanded quotas of up to an additional 5% of the domestic market annually beginning in 2014 if the Russian Federation continues to downblend highly enriched uranium after the Russian Contract is complete. As with the Russian Suspension Agreement, the legislation also permits unlimited imports of Russian LEU for use in initial cores for any new U.S. nuclear reactor.

As amended in February 2008, the Russian Suspension Agreement permits the Russian government to sell a stockpile of LEU containing about 400,000 SWU located in the United States, and establishes annual export quotas for the sale of Russian uranium products to U.S. utilities substantially similar to those in the September 2008 legislation. It also permits unlimited exports to the United States of Russian LEU for use in initial cores for any U.S. nuclear reactors entering service for the first time.  In 2021, the suspended investigation (and the Russian Suspension Agreement) will be terminated and the export quotas will no longer apply.

Both the Russian Suspension Agreement and the September 2008 legislation permit the Secretary of Commerce to increase the quotas for Russian LEU in situations where supply is insufficient to meet U.S. demand for LEU.

Employees

 A summary of our employees by location follows:
	No. of Employees
	at December 31,
Location	2011	2010
Paducah, KY	1,194	1,185
Piketon, OH	335	1,411
Oak Ridge, TN	190	192
Norcross, GA	68	60
Bethesda, MD	98	101
Total Employees	1,885	2,949

As discussed in “Contract Services Segment”, the transition of Portsmouth site contract services workers located in Piketon, Ohio from USEC to the new D&D contractor began in the first quarter of 2011 and was completed on September 30, 2011.

The United Steelworkers (“USW”) and the Security, Police, Fire Professionals of America (“SPFPA”) represented 653 employees at the Paducah GDP as follows:

	Number of Employees	Contract Term
USW Local 5-550	570	July 2016
SPFPA Local 111	83	March 2014

As discussed in “Business and Properties – The American Centrifuge Plant”, on September 30, 2011 we sent Worker Adjustment and Retraining Notification (“WARN”) Act notices to approximately 450 American Centrifuge workers located in Piketon, Ohio, Oak Ridge, Tennessee and Bethesda, Maryland, informing them of potential future layoffs.  An updated WARN Act notice was sent to these workers in November 2011.  In January 2012, we executed a reduction in force of 20 employees in Oak Ridge. The WARN Act notices have now expired. In the event we demobilize the project, we may need to issue new notices under the WARN Act.

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

The earthquake and tsunami in Japan on March 11, 2011 caused significant damage to a multi-unit nuclear power station at Fukushima operated by The Tokyo Electric Power Company of Japan, Inc. (“TEPCO”). At least four of the six reactors at the Fukushima plant are not expected to reopen. Japan has categorized the severity level of the Fukushima nuclear crisis at the maximum level 7 on the International Nuclear Event Scale (“INES”), which is the level of the Chernobyl, Ukraine accident in 1986.  The long-term impact of the March 11 events on the nuclear fuel market is uncertain and subject to changes in the energy strategies of individual countries. However, the events have created significant uncertainty and our business, results of operations and prospects could be materially and adversely affected.

We have long been a leading supplier of low enriched uranium (“LEU”) to Japan. Over the last three years, sales to Japan have accounted for approximately 10% to 15% of our revenue. TEPCO has historically been one of our largest customers. We had already delivered the LEU to fuel fabricators expected to be used in 2011 for refueling of reactors by utility customers most directly affected by the earthquake. However, as of early 2012, nearly all of Japan’s reactors are shut down for maintenance and inspection outages and the timing of their return to service is uncertain. Our backlog during the years 2012-2013 includes sales to Japanese utility customers of approximately $300 million. A portion of these contracts are requirements contracts and therefore sales to Japanese utility customers with such contracts could be delayed or ultimately canceled depending on how quickly their reactors return to service. As of December 31, 2011, estimated future revenue from Japanese utilities under contracts in our backlog during the period 2012 through 2020 is expected to be approximately 20% of the total backlog for that period. The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to concerns raised by March 11 events have affected supply and demand for LEU over the next 2-4 years. This impact could grow more significant over time depending on the length and severity of delays or cancellations of deliveries. Prior to the events in Japan, Japanese demand was approximately 6 million SWU annually. The longer that this demand is reduced or absent from the market, the greater the cumulative impact on the market. Suppliers whose deliveries are cancelled or delayed due to shutdown reactors or delays in reactor refuelings could seek to sell that excess supply in the market. This could adversely affect our success in selling our LEU, including sales of output from the Paducah plant that are needed in order to support an extension of Paducah operations beyond May 2012 as described in the risk factor “We do not currently believe the factors are in place to support continued Paducah GDP enrichment operations beyond May 2012” below. These actions could have an adverse effect on our cash flow and results of operations.

The effects of the March 2011 earthquake and tsunami in Japan could also have an adverse impact on our ability to successfully finance and deploy the American Centrifuge project. In addition to the potential impact on cash flow discussed above, the Japanese situation could have an adverse impact on our success in obtaining third party financing in the timeframe needed. We are currently in discussions with DOE regarding a research, development and demonstration (“RD&D”) program to reduce the technology and financial risk of commercializing the American Centrifuge technology. We will continue to seek a loan guarantee conditional commitment from DOE following the RD&D program. However, the loan guarantee process has taken longer than anticipated and additional delays due to political or other concerns regarding nuclear power in light of the events in Japan could adversely affect our ability to successfully deploy the ACP. While we have had discussions with Japanese export credit agencies regarding financing $1 billion of the cost of completing the ACP, these discussions could also be adversely affected by the impacts of the events in Japan.  We also have no assurance that the Japanese export credit agencies will not shift their priorities in the future or otherwise be unable to provide financing in the amount we need. If our ability to obtain Japanese export credit agency financing were adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the American Centrifuge project.

The March 2011 events in Japan could also have a material and adverse impact on the nuclear energy industry in the long term. The impact of the events could harm the public’s perception of nuclear power and could raise public opposition to the planned future construction of nuclear plants.  Some countries may delay or abandon deployment of nuclear power as a result of the events in Japan. For example, Germany has shut down 8 of its reactors and announced that it will be phasing out all of its 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, our European competitors that serve the German reactors will now have excess nuclear fuel available to sell. In addition, Italy has renewed its moratorium on nuclear power and other European Union countries are reviewing their future plans for nuclear power. Countries have begun new safety evaluations of their plants and how well they operate in situations involving earthquakes and other natural disasters and other situations involving the loss of power. Demand for nuclear fuel could be negatively affected by such actions, which could have a material adverse effect on our results of operations and prospects.  The events at Fukushima and its aftermath have negatively affected the balance of supply and demand for LEU over the next 2-4 years, as reflected in lower nuclear fuel prices in recent months. If deliveries under requirements contracts included in our backlog are significantly delayed, modified or canceled, or if our backlog of contracts is otherwise negatively affected, our future revenues and earnings may be materially and adversely impacted.

Any resulting increased public opposition to nuclear power could lead to political opposition and could slow the pace of global licensing and construction of new or planned nuclear power facilities or negatively impact existing facilities’ efforts to extend their operating licenses. The events could also result in additional permitting requirements and burdensome regulations that increase costs or have other negative impacts. As events at the Japanese nuclear facilities continue to develop, they could raise concerns regarding potential risks associated with certain reactor designs or nuclear power production. The events in Japan have also raised concerns regarding how to deal with spent fuel, which could result in additional burdensome regulations or costs to the nuclear industry which could potentially impact demand for LEU. These events could adversely affect our business, results of operations and prospects.

We do not currently believe the factors are in place to support continued Paducah GDP enrichment operations beyond May 2012.

A decision regarding whether or not to extend enrichment operations at the Paducah GDP beyond May 2012 must be made in the next few months. Although our goal is to extend enrichment operations at the Paducah GDP, we do not currently believe the factors are in place to support continued enrichment operations.  In order to continue enrichment beyond May 2012, we will need to be successful in the near term in the following three areas, none of which has been achieved to date, and all of which are subject to significant uncertainty:

•	identifying additional demand for LEU needed to support continued Paducah enrichment operations at the production level necessary to make the plant economic;

•
obtaining a contract with DOE for programs such as enriching a portion of the DOE’s depleted uranium (“tails”) stockpile on satisfactory terms and in sufficient amount to maintain plant production capacity at an economic level; and

•	negotiating an acceptable power arrangement with TVA or other suppliers of power who have sufficient transmission capacity to supply the plant.

The supply needs of our traditional utility customers appear to be largely satisfied over the next several years. In addition, there is significant excess supply in the market due to the impacts of the Fukushima accident and the amount of excess supply in the market is increasing the longer that the majority of Japanese reactors are out of service. Based upon our current outlook for demand and discussions with utility customers, we do not believe there is sufficient demand to support a Paducah extension even with an agreement with DOE for tails re-enrichment to absorb a significant portion of the plant production capacity. Therefore, at some point in the next 18 months we expect to cease commercial enrichment at the Paducah GDP but the facility may remain operational to meet other requirements.

We also have no assurance that we will be successful in obtaining a contract with DOE for programs such as enriching a portion of the DOE’s depleted uranium stockpile on satisfactory terms, in sufficient amount, or at all. Although we believe a tails re-enrichment program can be implemented without an adverse material impact on the domestic uranium mining industry and will provide substantial value for the U.S. government, we face opposition to such an arrangement and are reliant on DOE to make a decision to go forward with such a program. We have been pursuing a tails re-enrichment program with DOE for several years and have not been successful to date.  While we believe that DOE has the authority to proceed with a tails re-enrichment program under existing law, legislation that we support regarding tails re-enrichment to confirm DOE authority and to direct the initiation of a pilot enrichment program has been introduced in Congress. However, we have no assurance that any legislation will be enacted, the timing of any legislation, or that if legislation is enacted that we will be selected to carry out any tails re-enrichment program.  We could face competition for any tails re-enrichment program that DOE may pursue.  The amount of revenue generated for the federal government from any tails re-enrichment program is dependent on the market value of uranium. Changes in uranium prices could adversely affect the perceived benefits of this arrangement to DOE, which would further reduce the prospects that DOE would proceed with this program. As an alternative, we have recently been in discussions regarding the potential for the Bonneville Power Administration (“BPA”), a federal agency within the DOE, to purchase a sufficient amount of SWU to support a potential one-year extension of Paducah enrichment operations.  Under this arrangement, DOE would transfer some of its depleted uranium to BPA to be used as the feed material for the LEU produced under such an arrangement and BPA would pay us for the SWU component of the LEU produced. However, we have no assurances that we will reach an agreement regarding such an arrangement on acceptable terms or at all.

We also have no assurance that we will be successful in negotiating an acceptable power arrangement with TVA or other suppliers of power and delays in making a decision as to whether to extend Paducah enrichment operations makes this more difficult. Our power supply contract with TVA expires May 31, 2012 and we are evaluating additional power purchases from TVA and other sources.  However, we have not been willing to commit to additional power purchases until we have greater certainty with respect to the other factors needed to support extended Paducah plant enrichment operations. Because of these delays, suppliers other than TVA who may be able to offer us power at more competitive rates or for a fixed price may not have sufficient available power or transmission capacity to meet all our significant power needs. Our perceived credit risk could also adversely affect the terms that we are able to negotiate with power suppliers, including additional requirements for financial assurance.

The Paducah GDP operates most efficiently in the range of 5 to 6 million SWU per year.  Operating the Paducah GDP at levels below 5 million SWU would have a negative impact on plant economics. In addition, under the 2002 DOE-USEC Agreement, enrichment at the Paducah GDP may not be reduced below a minimum of 3.5 million SWU per year until six months before we have completed an enrichment facility using advanced technology such as centrifuge technology capable of producing LEU containing 3.5 million SWU per year. If the Paducah GDP is operated at less than the specified 3.5 million SWU in any given fiscal year, we may cure the defect by increasing enrichment operations to the 3.5 million SWU level in the next fiscal year. However, we may only use the right to cure once in each six-year lease period. If we do not maintain the requisite level of operations at the Paducah GDP and have not cured the deficiency, we are required to waive our exclusive right to lease the facility. Under the 2002 DOE-USEC Agreement, if we believe the enrichment market is otherwise stable and viable but that a significant change has taken place in the domestic or international enrichment markets such that continued operation of the Paducah GDP at or above the 3.5 million SWU per year level is commercially impractical, we have the right under the 2002 DOE-USEC Agreement to present our position to DOE. However, we have no assurances that DOE will agree with our position or agree to amend the 2002 DOE-USEC Agreement.

In addition to the requirements to produce LEU containing 3.5 million SWU per year described above, if we “cease operations” at the Paducah GDP or lose our certification from the NRC, DOE may take actions it deems necessary to transition operation of the plant from us to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts. We will be deemed to have “ceased operations” at the Paducah GDP if we (1) make a determination to cease enrichment at the plant, (2) produce less than 1 million SWU per year or (3) fail to meet specific maintenance and operational criteria established in the 2002 DOE-USEC Agreement.  As part of transitioning operations under the 2002 DOE-USEC Agreement, (1) DOE may designate an alternate operator, (2) DOE may terminate all or any portion of leasehold or require return of leased facilities in good and operable condition, (3) we would be obligated to waive our right to lease the GDP, and (4) we would be obligated to not oppose legislation sought by DOE to permit implementation of DOE’s rights under the 2002 DOE-USEC Agreement.

A decision to cease enrichment operations at the Paducah GDP could have a material adverse effect on our business and prospects.

Delays in financing construction of the American Centrifuge Plant have made continued efficient operation of our current enrichment plant an important element of our business as we transition to centrifuge production. Without enrichment operations at Paducah beyond May 2012, we would cease commercial enrichment of uranium during this transition period. Absent a definitive timeline for ACP deployment, this could adversely affect our efforts to pursue the American Centrifuge project, to implement the commercial agreement we entered into in March 2011 for the supply of commercial Russian LEU (the “Russian Supply Agreement”) or to pursue other options, and could threaten our overall viability.

The shutdown of Paducah enrichment operations could also adversely affect our relationships with customers. Customers could ask us to provide additional financial or other assurances of our ability to deliver under existing contracts that could adversely affect our business. A decision to shut down Paducah enrichment operations could also adversely affect our ability to enter into new contracts with customers, including our ability to contract for the output of the American Centrifuge Plant and for the material we purchase under the Russian Supply Agreement. We maintain substantial inventories of SWU that we carefully monitor to ensure we can meet our commitments. Our ability to maintain inventories and to monetize these inventories in order to meet our liquidity requirements could be adversely affected if we lost our right to lease the portions of the Paducah GDP where the inventories are held and could not find alternative space where inventories could be kept.

If we make a decision to not continue enrichment operations at the Paducah GDP beyond May 2012 or to continue for only a short period of time, we could accelerate expenses for certain assets such as previously capitalized leasehold improvements and machinery and equipment related to the Paducah GDP. As of December 31, 2011, net book value of property, plant and equipment included in our consolidated balance sheet was $66.8 million related to Paducah operations. These assets are being depreciated over their estimated life based on the current lease term through 2016. We have accrued liabilities for lease turnover costs related to the Paducah GDP, included in our other long-term liabilities, of $42.6 million at December 31, 2011 that could be accelerated from a cash standpoint and considered as current liabilities if we were to terminate the lease prior to the current expiration date.

We would also expect to incur significant costs in connection with a decision to shut down Paducah enrichment operations, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans. We could also incur potential liability under ERISA Section 4062(e) as described below under “We could be required to accelerate the funding of our defined benefit pension plans that could adversely affect our liquidity.”

If a decision is made to shut down Paducah enrichment operations, we would expect to de-lease the Paducah GDP except for certain facilities used for shipping and handling, inventory management and site services that are needed for our ongoing operations, including deliveries to customers of our inventory of LEU and handling of Russian material through 2013 under the Russian Contract or beyond under the Russian Supply Agreement. However, we have no assurance that DOE would accept facilities that we wish to de-lease in the timeframe desired, which could result in additional costs.

We also have no assurance that DOE would allow us to continue to lease portions of the Paducah GDP. Under the 2002 DOE-USEC Agreement, DOE can assume operations of Paducah in the event we cease enrichment operations.  There can be no assurance that DOE will not exercise this right.  If DOE decides to exercise its right to assume operation of Paducah under the 2002 DOE-USEC Agreement, there is no assurance that their exercise of their rights will not result in additional adverse impacts to us, including interfering with our deliveries to customers, interfering with our ability to sell our inventory and impacting our ability to make sales.  All of these factors could have a significant adverse effect on our results of operations and financial condition.

The ongoing economics of the Paducah GDP are being increasingly challenged. Our inventories of SWU and uranium are valued at the lower of cost or market. Production costs are added to inventory using the monthly moving average cost method. We compare our inventory cost against market prices and if our inventory costs were to exceed market prices, we could be required to take an inventory impairment. A decision to shorten Paducah’s plant life could also adversely increase our cost of sales.

Alternatively, in lieu of a decision to cease Paducah enrichment operations, we could pursue reduced operating scenarios or take actions to reduce fixed costs at the Paducah plant, which could have negative consequences on our results of operations and financial condition.

A decision to continue enrichment operations at the Paducah GDP beyond May 2012 could have a material adverse effect on our results of operations and financial condition.

We will soon make a decision on extending enrichment operations at the Paducah GDP beyond May 2012. That decision will include assumptions regarding additional sales, prospects of reaching a contract with DOE for programs such as enriching a portion of DOE’s tails stockpile, power prices, and other factors, which may not be achieved.

New sales may not be achieved in a timeframe needed to support extended enrichment operations, or if achieved, may not be at a price needed to support continued economic plant operations. Assumptions regarding a contract with DOE may not materialize as planned or in the timeframe needed. We could also continue to be at risk for fuel cost adjustments in any power contract that we enter into for purchases beyond May 2012. We may also make assumptions that may not be achieved, including regarding the market price for power, or underfeeding based on expected uranium prices. We may also base a decision to continue enrichment operations of the Paducah GDP on an expectation for actions to reduce our fixed costs which may not be achieved in the timeframe or amount expected, or at all.

In addition, we could make a decision to continue enrichment operations of the Paducah GDP for considerations other than the plant economics. We could continue enrichment operations of the Paducah GDP in order to preserve certain rights under the 2002 DOE-USEC Agreement, which could have a material adverse effect on our results of operations and financial condition. As described above under “We do not currently believe  the factors are in place to support continued Paducah GDP enrichment operations beyond May 2012,” under the 2002 DOE-USEC Agreement, in the event we do not meet the requisite level of operations, DOE may take actions that DOE deems necessary to transition operations away from USEC. We could also continue operations of the Paducah GDP for some limited period of time to limit or delay certain costs associated with ceasing operations or transitioning the facility to DOE or to avoid other negative consequences of ceasing operations, which could have an adverse impact on our results of operations and financial condition, as described in the risk factor above.

There are potential demands on our liquidity that could cause us to restructure our business and our capital structure.

Although the recent renewal of our credit facility significantly improved our liquidity view for 2012, we expect maintenance of adequate liquidity for our operations will be challenging in 2012. Key factors that can affect liquidity requirements for our existing operations include the timing and amount of customer sales, power purchases, and purchases under the Russian Contract. In addition, we expect to make a number of decisions during 2012 that could have significant consequences for our business, including whether to continue enrichment operations at the Paducah plant beyond May 2012 and the potential to demobilize the American Centrifuge project if DOE funding is not obtained for the RD&D program. These decisions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to our decisions or based on their view of our financial strengths and future business prospects, could give rise to events that individually, or in the aggregate, are likely to impose significant demands upon our liquidity. Among the events that could arise are:

•	Unwillingness of customers to advance additional orders that may be needed to manage our liquidity and working capital;

•
Costs that could be incurred in connection with a decision to cease Paducah commercial operations, including potential severance costs and curtailment charges related to our defined benefit pension plans and postretirement health and life benefit plans;

•
Our inability to monetize our inventory as a result of actions DOE may take under the 2002 DOE-USEC Agreement to assume operations of the Paducah GDP and limit our rights to use portions of the Paducah GDP if we cease operations at the Paducah GDP, as described in the risk factor above “A decision to cease enrichment operations at the Paducah GDP could have a material adverse effect on our business and prospects;”

•
Requests by customers that we provide additional financial or other assurance of our ability to deliver under existing contracts, or the potential of our customers to seek to modify or terminate our existing contractual arrangements;

•
The outcome of any discussions with the PBGC that results in a requirement by the PBGC that we accelerate the funding of our defined benefit pension plans due to the transition of our Portsmouth site or due to potential future decisions to discontinue enrichment at Paducah or to demobilize the American Centrifuge project, as described in the risk factor below “We could be required to accelerate the funding of our defined benefit pension plans that could adversely affect our liquidity”; and

•
Requirements that we provide additional collateral or financial assurance for the disposition of our depleted uranium and stored wastes or for the decontamination and decommissioning (“D&D”) of the American Centrifuge Plant as a result of (1) new information becoming available that increases the estimate of the liability, (2) requirements by the NRC or DOE; or (3) requirements of our surety bond providers to provide additional collateral as a result of concerns regarding our financial condition or other factors such as a decision to cease Paducah enrichment or to demobilize the American Centrifuge project (as of December 31, 2011 we had cash collateral deposits of $151.3 million for surety bonds of $257.8 million) as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Assurance and Related Liabilities”; and

•
Our ability to renew or replace our new credit facility (which expires in May 2013) in the timeframe and amount needed to provide liquidity for our ongoing operations, and restrictions in our new credit facility that may limit our flexibility, as described in the risk factor below “The rights of our creditors under the documents governing our indebtedness may limit our operating and financial flexibility and increase the difficulty of complying with the obligations governing our indebtedness.”

In light of these factors and our desire to improve our credit profile, we may pursue discussions with creditors and key stakeholders regarding the restructuring of our business and our capital structure. If one or more of these events arise, including as a result of our decision to cease enrichment operations at Paducah or demobilize the American Centrifuge project, any material demands upon our liquidity could limit our ability to pursue these restructuring alternatives. There can be no assurance that we will be successful in these efforts and if we are not successful, we could file for bankruptcy protection.

We could be required to accelerate the funding of our defined benefit pension plans that could adversely affect our liquidity.

We maintain qualified defined benefit pension plans covering approximately 7,200 current and former employees and retirees, including approximately 1,630 active employees. These pension plans are guaranteed by the Pension Benefit Guaranty Corporation (“PBGC”), a wholly owned U.S. government corporation that was created by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). At December 31, 2011, these plans were underfunded (based on generally accepted accounting principles (“GAAP”)) by approximately $260.0 million.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Services Segment—Portsmouth Site Transition”, on September 30, 2011, we completed the de-lease of the Portsmouth gaseous diffusion facilities and transition of employees performing government services work to DOE’s new decontamination and decommissioning (D&D) contractor.  We notified the PBGC of this occurrence.  Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer’s employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, the PBGC has the right to require the employer to place an amount in escrow or furnish a bond to the PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and the PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. The PBGC could also elect not to require any further action by the employer. The PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a “termination basis”, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition could exceed $100 million. We have informed the PBGC that we do not agree that the de-lease of the Portsmouth gaseous diffusion facilities and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). We also dispute the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. However, there can be no assurance that the PBGC will agree with us, in which case, the PBGC could seek to require us to place an amount in escrow or furnish a bond to the PBGC or to negotiate with us to enter into an alternative arrangement, such as a requirement to accelerate funding or provide security. If we are not successful in reaching a resolution with PBGC or defending against any pursuit by PBGC of a requirement for a bond or escrow, in light of the current demands on our liquidity, depending on the timing and amount of such requirement, we might not have the cash needed to satisfy such requirement, which could have a material adverse effect on our liquidity and prospects.

As we discuss elsewhere, we are facing a near term decision regarding the continuation of enrichment at the Paducah gaseous diffusion plant beyond May 2012. In addition, to date, we have not been able to obtain from DOE a conditional commitment for a $2 billion loan guarantee for the American Centrifuge project and there remains uncertainty regarding our prospects for DOE funding of the RD&D program. Therefore, we continue to plan for a potential demobilization of the American Centrifuge project. The PBGC could take the position that a future decision to discontinue enrichment at Paducah, or to demobilize the American Centrifuge program, or both, could create additional potential liabilities under Section 4062(e) of ERISA. We would also seek to defend against this position based on the facts and circumstances at the time.  However, given the significant number of current active employees at Paducah, the amount of any potential liability related to a future decision to discontinue enrichment at Paducah could be more significant than the potential liability in connection with the Portsmouth site transition. In the event that either the discontinuation of enrichment at Paducah, or the demobilization of the American Centrifuge program constitutes a cessation of operations that triggers liability under ERISA Section 4062(e), the potential amount of any liability would depend on various factors, including the amount of any future underfunding under each of our defined benefit pension plans (also computed based on the plan’s underfunding on a “termination basis”), taking into account plan asset performance and changes in interest rates used to value liabilities, as well as the number of employees who are participants in the affected plan prior to any covered event and the number of such employees who leave the plan as a result of any such event, and whether the pension obligations are transferred to a subsequent employer on the site.  In light of current demands on our liquidity, depending on the timing and amount of any requirement to satisfy any such liability, we might not have the cash needed to do so, which could have a material adverse effect on our liquidity and prospects.

 Our new credit facility contains limitations on our ability to invest in the American Centrifuge project, which could adversely affect our ability to deploy the American Centrifuge Plant.

Under the terms of our credit facility entered into on March 13, 2012, we are subject to significant restrictions on our ability to spend on the American Centrifuge project. During March, April and May 2012, the credit facility restricts our spending on the American Centrifuge project to $15 million per month. Unless we enter into an agreement with DOE for the RD&D program, our credit facility restricts our spending on the American Centrifuge project beyond May 2012 to $1 million per month (except for spending needed to carry out a project demobilization or to maintain compliance with legal and regulatory requirements under certain circumstances, as described below). If we are unable to timely enter into the RD&D program with DOE, or if we experience delays in receiving government funding under the RD&D program, this will significantly limit our ability to spend on the project and could force us to demobilize the project even with an expectation of receipt of RD&D funding in the future.

Provisions in our credit facility relating to spending on the American Centrifuge project during the term of the credit facility were based on our view of the expected terms of any agreement we would enter into with DOE for the RD&D program, which requires agent approval. If the terms that we ultimately reach with DOE for the RD&D program are materially different, that could cause lender consent to be more difficult or costly to obtain, or could restrict our ability to implement the RD&D program.

If we enter into an agreement with DOE for the RD&D program, we are permitted to spend our 20% share of the costs under the RD&D program (up to $75 million) as long as the amount we have spent that is due to be reimbursed to us under the RD&D program does not exceed $50 million. Delays in reimbursement from DOE could limit our ability to spend on the American Centrifuge project even with an agreement for the RD&D program.

If we demobilize the American Centrifuge project, the credit facility permits us to pay the costs and expenses of a demobilization in accordance with a plan previously submitted to the agent for the lenders. This would restrict our ability to pay for demobilization expenses that are greater than anticipated at the time of entering into the credit facility without the approval of the administrative agent under the credit facility, which could be difficult or costly to obtain. If, as part of the exercise of DOE’s remedies under the RD&D program, we are required to transfer the American Centrifuge project or the RD&D program assets to DOE or its designee, the credit facility also permits us to spend as needed to maintain compliance with legal and regulatory requirements. However, this is limited under the credit facility to up to $5 million of proceeds of the revolving loans on such expenses. We may not spend any proceeds of revolving loans on American Centrifuge expenses if a default or event of default has occurred under the credit facility. These restrictions on spending could significantly restrict our flexibility and ability to implement the RD&D program and deploy the American Centrifuge project.

The rights of our creditors under the documents governing our indebtedness may limit our operating and financial flexibility and increase the difficulty of complying with the obligations governing our indebtedness.

Our new credit facility entered into on March 13, 2012 includes various operating and financial covenants that restrict our ability, and the ability of our subsidiaries, to, among other things, incur or prepay other indebtedness, grant liens, sell assets, make investments and acquisitions, consummate certain mergers and other fundamental changes, make certain capital expenditures and declare or pay dividends or other distributions. Most of these covenants are more restrictive than the corresponding covenants under our prior credit facility. The more restrictive nature of the covenants, combined with the smaller size of the credit facility from our prior credit facility, makes compliance with the covenants under the credit facility more difficult should we encounter unanticipated adverse events. Complying with these covenants may also limit our flexibility to successfully execute our business strategy. For example, as described in the risk factor above, these covenants limit the amount we can invest in the American Centrifuge project. In addition, the covenants do not permit us to enter into arrangements with DOE in which we barter SWU for non-cash consideration, such as uranium, without lender approval. Depending on how an agreement with DOE was structured, we could need lender consent in order to enter into an agreement with DOE for the re-enrichment of DOE tails at the Paducah GDP.

The credit agreement also requires that we maintain a minimum level of available borrowings and contains reserve provisions that may periodically reduce the available borrowings under the credit facility. In addition, beginning in December 2012, the aggregate revolving commitments and term loan will be reduced by $5.0 million per month through the expiration of the credit facility. In addition, certain proceeds (including from sales of assets resulting from the cessation of operations at the Paducah GDP or a demobilization of the American Centrifuge project), will permanently reduce the revolving loan commitments and prepay the term loan.  Both the revolving credit facility and the term loan must be fully prepaid prior to any redemption of the Company’s Series B-1 preferred stock.

The new credit facility also contains higher fees and interest than our previous credit facility, which increases the overall cost of the credit facility. In addition, depending upon the amount of borrowings, these higher fees could have an adverse effect on our results of operations.

Most material modifications under the new credit facility require the consent of a majority of both the revolving credit facility lenders and the term loan lenders as a separate class.  This could make any consent we may need, in particular in light of the significant uncertainties facing our business, difficult or costly to obtain.

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

We currently use a gaseous diffusion uranium enrichment technology at the Paducah GDP for approximately one-half of the LEU that we need to meet our delivery obligations to our customers and to generate uranium through underfeeding to satisfy our obligations under the Russian Contract. However, our competitors utilize or are transitioning to centrifuge uranium enrichment technology. Centrifuge technology is more efficient and operationally cost-effective than gaseous diffusion technology, which requires substantial amounts of electric power to enrich uranium. We must transition to a lower operating cost technology in order to remain competitive in the long term and one that is less dependent on volatile energy markets.

We are working to deploy an advanced uranium enrichment centrifuge technology, which we refer to as the American Centrifuge technology, as a replacement for our gaseous diffusion technology. The construction and deployment of the American Centrifuge Plant (“ACP”) is a large and capital-intensive undertaking that is subject to significant risks and uncertainties.

If we are unable to successfully and timely deploy the ACP or an alternative enrichment technology on a cost-effective basis, due to the risks and uncertainties described in this section or for any other reasons, our gross profit margins, cash flows, liquidity and results of operations would be materially and adversely affected and our business likely would not remain viable over the long term.

We have not yet reached an agreement with DOE regarding the RD&D program and without funding for such a program or other source of funding, we will likely need to begin demobilizing the American Centrifuge project in the near term.

We are engaged in discussions with DOE regarding a RD&D program to reduce the technology and financial risk of commercializing the American Centrifuge technology. The RD&D program being discussed with DOE is currently anticipated to include up to $300 million of total U.S. government funding. The RD&D program is expected to be a two-year program implemented through a cost-sharing arrangement whereby DOE would initially provide up to 80% of the costs of the program. DOE has proposed funding one half of its $300 million contribution in government fiscal year 2012, with the remainder in government fiscal year 2013. We have been working with DOE and Congress to secure DOE funding for the RD&D program.  However, DOE’s share of funding for the program has not yet been provided and the source for such funding is uncertain. The current political environment in Washington has significantly slowed the legislative process. The two houses of Congress are each held by a different political party and in an election year the necessary bipartisan support will be difficult to achieve.

Due to constraints on our ability to continue to spend on the project, on March 13, 2012, we entered into an agreement with DOE that enables us to provide interim funding of $44 million. Under the agreement, we transferred a quantity of our depleted uranium (“tails”) to DOE, which enabled us to release encumbered funds of approximately $44 million that were previously provided as financial assurance for the disposition of such depleted uranium.  In consideration for accepting title to the tails quantity, we transferred to DOE title to LEU containing SWU of equal value.  We expect that this LEU could be returned to us as part of DOE’s cost share under the RD&D program if government funding is provided for the RD&D program (this $44 million would then be part of the $150 million that DOE is seeking to fund in fiscal year 2012).  However, if the RD&D program does not move forward, the LEU would not be returned to us, and DOE would not reimburse these ACP costs. The $44 million of funding is expected to enable us to fund the ACP program activities through the end of March 2012 while we continue to work with DOE and Congress to secure funding for the RD&D program. However, this funding may not be sufficient to fund our efforts through the timeframe needed to secure DOE funding, including in the event of continuing delays with respect to our efforts to seek funding for the RD&D program.  In addition, if we determine that DOE funding for the RD&D program is not likely to be achieved in the timeframe needed, we may determine not to continue spending on the project.

Even if DOE funding were provided for the RD&D program for government fiscal year 2012, funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations, which is subject to significant uncertainty. We have no assurance that we will be able to reach agreement with DOE regarding any phase of the RD&D program or that any funding will be provided or that the LEU will be returned.

Our ability to provide funding for the project beyond the $44 million is significantly limited. It is currently anticipated that USEC’s 20% contribution during the initial phase of the RD&D program could include credit for certain expenditures previously made by USEC for ongoing demonstration activities. However, we have no assurances that we will be allowed a credit for these expenditures.

Even if we are successful in obtaining funding for the RD&D program, we will still need to reach agreement on the terms of the RD&D program.  We would need to agree on the scope, schedule, cost, and funding sources for the RD&D program, and finalize financial conditions and technical milestones for the RD&D program. Any agreement for the RD&D program would likely require restructuring of the project and of our investment. We would also anticipate working with our strategic investors Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) to determine how best to structure ongoing investment in the project and move forward with this RD&D program and future commercialization. The RD&D program being discussed with DOE involves the manufacturing of additional production design centrifuge machines and constructing and operating at least one complete demonstration cascade of commercial centrifuge machines so that key systems associated with cascade operations of the American Centrifuge technology can be tested as they would actually operate at the scale necessary for full commercialization. However, an agreement has not been reached on the specific scope of the program, including the actual number of machines to be built, and the technical milestones for the RD&D program.  The technical milestones that DOE requires could be substantial and could be difficult to achieve in light of the cap on the U.S. government funding of $300 million and limitations on our ability to continue to spend on the project. If the project is unable to satisfy, on the agreed schedule, any technical or other milestones that are negotiated, this could give DOE certain rights to terminate the RD&D program and to exercise certain remedies, which could materially impair our ability to deploy the project.

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

No decision has yet been made regarding the RD&D program and there are no assurances that we or DOE will elect to move forward with the RD&D program and on what terms. If we elect not to go forward with the RD&D program, our alternatives for the deployment of the American Centrifuge project would be very limited. In addition, DOE may seek to exercise remedies under the 2002 DOE-USEC Agreement described below.

We have reduced spending on the American Centrifuge project and actions we have taken or may take to reduce spending may have adverse consequences on the American Centrifuge project.

Beginning in October 2011, we reduced our monthly spending on the American Centrifuge project by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) and also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge. We sent Worker Adjustment and Retraining Notification (“WARN”) Act notices to all of the approximately 450 USEC American Centrifuge workers informing them of potential future layoffs. In connection with the decision to curtail spending, we also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge project and advised them that we may demobilize the project. As discussed above, we are currently in discussions with DOE regarding a RD&D program and on March 13, 2012, we entered into an agreement with DOE that enables us to fund the project at a reduced level of spending through the end of March 2012.  However, additional spending reductions may be needed to keep spending within available funding going forward.  We also have no assurance that any additional funding for the American Centrifuge project will be made available.

Reductions in spending on the American Centrifuge project could:

•	adversely affect our ability to execute the RD&D program if an agreement is reached;
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

We are heavily dependent on U.S. Government funding of $300 million for the RD&D program. Delays in the budget process or the lack of approved funding for our project will adversely affect our ability to implement the RD&D program.

We are working with DOE and Congress to obtain $150 million in funding for the RD&D program for government fiscal year 2012. DOE has been seeking legislation to provide transfer authority to DOE in order to provide this funding for government fiscal year 2012. However, this transfer authority has not yet been provided by Congress. The current political environment in Washington has significantly slowed the legislative process. The two houses of Congress are each held by a different political party and in an election year the necessary bipartisan support will be difficult to achieve.  Legislative vehicles that will be enacted in the necessary timeframe in 2012 are limited and it will be challenging to include provisions in any vehicle that will be acted upon to provide RD&D funding for the balance of government fiscal year 2012. Absent legislative action, DOE would have to take steps to accept tails liabilities to release USEC’s encumbered funds or reprogram some of its existing budget allocations to fund the RD&D program after March 31 for the balance of government fiscal year 2012. Congressional support for these steps is also needed, and we have no assurance that such support will be provided or that DOE will take these steps.

Even if DOE funding were provided for the RD&D program for government fiscal year 2012, funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations. The President’s Fiscal Year 2013 budget includes $150 million for the RD&D program within the DOE budget.  The President’s budget is currently being considered by Congress and we have no assurances that Congress will fund the RD&D program in the fiscal year 2013 appropriations legislation. In recent years, the U.S. government does not complete its budget process before the end of its fiscal year (September 30), and government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. government to continue to operate. If the fiscal year 2013 appropriation for DOE is not signed into law prior to September 30, 2012 and the U.S. government operates under a continuing resolution for government fiscal year 2013, or a portion of fiscal year 2013, we could experience delays or an interruption in funding for the RD&D program, which would adversely affect the project. In light of our liquidity constraints and restrictions under our credit facility, we will not be able to continue RD&D program spending without U.S. government or other third party funding as the use of our own funds, would be limited.

Even if we obtain the RD&D program and funding, we may not obtain a loan guarantee from DOE and other financing needed for the project and could demobilize or terminate the project.

We have been working with DOE since October 2010 on the terms of a conditional commitment for a $2 billion loan guarantee. However, we have not yet been able to obtain a conditional commitment. In April 2011, the DOE Loan Guarantee Program Office substantially completed the due diligence and negotiation stage of the application process, including a draft term sheet, and advanced the ACP application to the next phase for review in parallel by DOE’s credit group and by the Office of Management and Budget, the Department of the Treasury and the National Economic Council. This review included the establishment of an estimated range of credit subsidy cost. As part of this review, DOE indicated that it believed that we needed to further improve our financial and project execution depth to achieve a manageable credit subsidy cost estimate and to proceed with the DOE loan guarantee.

Despite our continued efforts through most of 2011 to obtain a conditional commitment for a loan guarantee from DOE, we were not successful during 2011 in satisfying DOE’s concerns regarding the financial and project execution depth of the American Centrifuge project. Instead of moving forward with a conditional commitment for a loan guarantee, DOE proposed the RD&D program, and we are focused on addressing DOE’s remaining concerns through the RD&D program in order to move forward on the American Centrifuge project and to obtain a conditional commitment and DOE loan guarantee. However, we have no assurances that we will be able to address DOE’s concerns to DOE’s satisfaction or that additional concerns will not be raised that we will be required to address to DOE’s satisfaction in order to obtain a loan guarantee.  There is also ongoing uncertainty regarding the DOE loan guarantee program as a result of high-profile defaults under the program and related investigations.

We have no assurances that we will be successful in obtaining a loan guarantee and the timing thereof, that the terms we previously negotiated with the DOE Loan Guarantee Program Office will be approved or that the credit subsidy cost will be reasonable. A high credit subsidy cost could result in a potential capital shortfall, which would require new sources of capital to close. New sources of capital could be difficult to obtain and result in additional delays.

We also cannot give any assurances that we will be able to demonstrate to DOE that we can obtain the capital needed to complete the project following the delays in our obtaining a loan guarantee, including any delays created by the pendency of our application during the RD&D program. Additional capital beyond the $2 billion of DOE loan guarantee funding that we have applied for and our internally generated cash flow will be required to complete the project. We have had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP. However we have no assurances that we will be successful in obtaining this financing and that the delays we have experienced will not adversely affect these efforts.

The amount of additional capital that we will need will depend on a variety of factors, including our estimate of the total cost to complete the project, the input we receive from our suppliers as part of our negotiations, the amount of contingency or other capital DOE may require, the amount of the DOE credit subsidy cost we would be required to pay, the length of the demobilization period, and efficiencies and other cost savings that we are able to achieve. In order to obtain a DOE loan guarantee, we will have to demonstrate that sufficient capital is available to complete the project.

The second closing of the strategic investment by Toshiba and B&W is conditioned on our obtaining a conditional commitment for a loan guarantee of not less than $2 billion from DOE. The securities purchase agreement governing the transactions with Toshiba and B&W provided that it may be terminated if the second closing did not occur by June 30, 2011, and the second closing did not occur. During 2011 we entered into a standstill agreement with Toshiba and B&W pursuant to which each party agreed not to exercise its right to terminate the securities purchase agreement for a limited period of time. However, that time period has expired and USEC and each of the strategic investors (as to such investor’s obligations) currently have the right to terminate the securities purchase agreement. If either Toshiba or B&W were to terminate the securities purchase agreement, that could have a significant adverse impact on our ability to deploy ACP and on our business and prospects. Our loan guarantee application includes the $200 million investment as part of the sources of funds for the American Centrifuge project.  If the remaining two phases of the investment were not consummated, this would adversely affect our ability to obtain a loan guarantee.  In addition, our ability to obtain Japanese export credit agency financing is highly dependent on the strategic investment by Toshiba. If our ability to obtain Japanese export credit agency financing were adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the American Centrifuge project. In the event the securities purchase agreement governing the Toshiba and B&W investment is terminated, each of Toshiba and B&W must elect to either convert its shares of preferred stock into a new class of common stock (or a new class of preferred stock) or to sell its shares of preferred stock pursuant to an orderly sale arrangement. As a result of certain NYSE limitations on our issuance of common stock, depending on the share price at the time of termination, some of Toshiba and B&W's preferred stock may not be able to be converted or sold and would remain outstanding. We could be required to redeem such shares for cash or SWU, at our election, at August 31, 2012, which could harm our financial condition. However, our ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of our credit facility.

In light of our inability to obtain a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding our prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, we continue to evaluate our options concerning the American Centrifuge project. Our evaluation of these options is ongoing and a decision could be made at any time. We may also take actions in the future if we determine at any time that we do not see a path forward to the receipt of loan guarantee conditional commitment or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee, or for other reasons, including as needed to preserve our liquidity. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

Our failure to meet milestones under the 2002 DOE-USEC Agreement could result in DOE exercising one or more remedies under the 2002 DOE-USEC Agreement.

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

In February 2011, DOE and we amended the 2002 DOE-USEC Agreement to revise the remaining four milestones relating to the financing and operation of the ACP. The amendment extended the financing milestone by one year to November 2011 and adjusted the remaining three milestones. In addition, we and DOE agreed to discuss further adjustment of the remaining three milestones as may be appropriate based on a revised deployment plan to be submitted by us to DOE by January 30, 2012 following the completion of the November 2011 financing milestone. Due to DOE’s deferral of a decision on the loan guarantee until after completion of the RD&D program, we did not meet the November 2011 financing milestone or submit a revised deployment plan to DOE.  In connection with the RD&D program described above, we have engaged in discussions with DOE regarding the modification of the remaining milestones and other provisions of the 2002 DOE-USEC Agreement.  DOE has acknowledged that since DOE and we are working in good faith toward the RD&D program and the adjustment of the milestones in the 2002 DOE-USEC Agreement is currently a part of the proposed terms of the RD&D program, it does not see the need at the present time for us to present our position on the missed November 2011 milestone to DOE or to provide a revised deployment plan by the specified time. However, we have no assurances that the RD&D program will move forward or that DOE will agree to an adjustment of the milestones or other provisions of the 2002 DOE-USEC Agreement.

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

We expect that if we move forward with the RD&D program, we will be reevaluating the deployment approach to the project, including the development of a comprehensive revised cost estimate and schedule for the project. Based on our previous cost estimate of $2.8 billion to complete the American Centrifuge project from the point of closing on financing, we continue to expect the funding needed to complete the project to be substantial.  Our previous cost estimate was the basis of the update to our loan guarantee application submitted in July 2010.  The estimate was a go-forward cost estimate and did not include our investment to date, spending from then until financial closing, overall project contingency, financing costs or financial assurance. There are significant carrying costs associated with the project and maintaining the manufacturing infrastructure. These costs could be substantial and, depending on the length of the RD&D program or any demobilization period, could threaten the overall economics of the project.  In addition, continued delays in the project have made discussions with suppliers very challenging.  We are not currently negotiating with suppliers regarding the transition to fixed cost or maximum cost contracts and these efforts would have to be re-commenced in connection with any revised deployment plan that is developed during the RD&D program.

Any cost estimate and schedule for the project would depend on a large variety of factors, including how we ultimately deploy the project, the outcome of future discussions with suppliers, changes in commodity and other costs, the outcome of the RD&D program, and the ability to develop and implement cost savings and value engineering actions.

Increases in the cost of the ACP increase the amount of external capital we must raise and could threaten our ability to successfully finance and deploy the ACP. We are seeking to fund the costs to complete the American Centrifuge project, including additional amounts that are needed to cover overall project contingency, financing costs and financial assurance through a combination of funding under the RD&D program, the $2 billion of loan guarantee funding for which we have applied, the proceeds from the remaining $125 million investment from Toshiba and B&W, additional funding of up to $1 billion from Japanese export credit agencies or other third parties, cash on hand and prospective cash flow from existing USEC operations, and prospective reinvested project cash. Many of these sources of capital are inter-related. For example, the third phase of the investment by Toshiba and B&W is contingent upon the closing of a DOE loan guarantee and in order to close on a DOE loan guarantee we will need to demonstrate that all sources of capital needed to complete the project are available. However, we have no assurance that we will be successful in raising this capital. Our ability to fund the ACP from cash flow from existing operations will be significantly reduced given delays in the deployment of the American Centrifuge project, including the two year delay related to the RD&D program.

The amount of additional capital that we will need will depend on a variety of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost we would be required to pay in connection with a loan guarantee.

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

The centrifuge machines and supporting equipment that we deploy in the American Centrifuge Plant may not meet our performance or availability targets over the life of the project, which would adversely affect the overall economics of the ACP.

The target output for the ACP is based on assumptions regarding performance and availability of centrifuge machines and related equipment and actual performance may be different than we expect. Factors that can influence performance include:

•	the performance and reliability of individual centrifuge components built by our strategic suppliers;

•	the availability and performance of plant support systems;

•	the operable lives of individual components and the level of maintenance required to sustain overall plant availability;

•	our ability to acquire or manufacture replacement parts for centrifuges or plant support systems when needed; and

•	differences in actual commercial plant conditions from the conditions used to establish and test our design criteria.

The AC100 machines we build as part of the RD&D program are expected to operate at our targeted performance level of 350 SWU per machine, per year over their 30-year lifetimes. We have achieved the 350 SWU performance target with the most recent AC100 centrifuges we have built and tested at Piketon.  However, additional run time is required to confirm the reliability of centrifuge components, our ability to operate in a 120-centrifuge commercial plant cascade, and our ability to sustain production over an extended period of time. Our failure to achieve targeted performance could affect our ability to successfully complete milestones that are established as part of the RD&D program, the overall economics of the ACP and our ability to finance and successfully deploy the project.  This could have a material adverse impact on our business and prospects.

We rely on third-party suppliers for key components for our AC100 machine for the RD&D program and for the American Centrifuge Plant.

We rely on third-party suppliers for key American Centrifuge components. Although spending on the American Centrifuge project has been reduced, we continue to purchase from suppliers key components for the AC100 machines that we are assembling and that will be built as part of the RD&D program. In the event we ramp up the project, our dependence on key suppliers will increase. The failure of any of our suppliers to provide their respective components as scheduled or at all or of the quality and the precise specifications we need could result in substantial delays in, or otherwise materially hamper, the deployment of the ACP.

There are a limited number of potential suppliers for these key components and finding alternate suppliers could be difficult, time consuming and costly. Because of this, our ability to obtain favorable contractual terms with these suppliers is limited. We may also have issues with respect to the retention of key suppliers as a result of our reduced spending, which could adversely affect our ability to remobilize.

We could face challenges with ensuring the ability and willingness of our strategic suppliers to continue at low rates of production for a prolonged period of time absent greater certainty on timing for financing and a definitive timeline for full remobilization. While executing the RD&D program, we expect to continue our current agreements with suppliers in which we bear certain cost, schedule and performance risk. Although we will seek to manage these risks, we cannot provide any assurance that we will be able to do so. This could result in cost increases and unanticipated delays. Our inability to effectively integrate these suppliers and other key third-party suppliers could also result in delays and otherwise increase our costs. Delays could also occur if we decide to search for alternate suppliers or to self-perform certain items that we previously anticipated outsourcing to third-party suppliers.

We have capitalized significant amounts related to the ACP and if these amounts were no longer able to be capitalized and were charged to expense, our results of operations would be adversely affected.

Additional delays in financing for the ACP, including delays in obtaining funding for the project as part of the RD&D program being discussed with DOE, or potential termination of the ACP could cause us to be required to charge to expense amounts previously capitalized related to the ACP.  Capital expenditures related to the ACP totaled approximately $1.1 billion at December 31, 2011, including capitalized interest of $105.4 million, prepayments to suppliers under existing agreements for materials and services not yet provided of $21.1 million, and $6.7 million for deferred financing costs related to the DOE Loan Guarantee Program, such as loan guarantee application fees paid to DOE and third-party costs. During the second and fourth quarters of 2011, we expensed previously capitalized costs related to the ACP totaling $146.6 million. This had a significant adverse impact on our results of operations for 2011.

Beginning with the start of the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes.  If conditions change, including if the current path to commercial deployment were no longer probable or our anticipated role in the project were changed, we could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.1 billion as early as the first quarter of 2012, which would adversely affect our results of operations. Events that could impact our views as to the probability of deployment or our projections include a failure to successfully enter into an agreement with DOE to provide funding for the project as part of the RD&D program. Refer to “Critical Accounting Estimates” in Part II, Item 7 for a discussion of assumptions, estimates and judgments related to our accounting for American Centrifuge technology costs.

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

On May 25, 2010, we entered into a securities purchase agreement with Toshiba and B&W, pursuant to which they agreed to purchase, in three phases and for an aggregate amount of $200 million, shares of a newly created series of preferred stock and warrants to purchase shares of a newly created series of preferred stock or class of common stock (the “Transactions”).  On September 2, 2010, the first closing of $75.0 million occurred under the securities purchase agreement. The remaining two phases of the Transactions ($125.0 million) are subject to significant closing conditions, including the conditions listed in the risk factor below.

If the remaining Transactions are not completed, our ongoing business and financial results may be adversely affected and we would be subject to a number of risks, including the following:

•
Matters relating to the Transactions require substantial commitments of time and resources by our management, whether or not the remaining Transactions are completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us, including pursuing other strategic options or sources of capital;

•
The second closing of the Transactions is conditioned on our obtaining a conditional commitment for a loan guarantee of not less than $2 billion from DOE. If the second closing continues to be delayed because of continued delays in our obtaining a conditional commitment for a loan guarantee or is not consummated, including as a result of an investor exercising its right to terminate the securities purchase agreement (as to such investor’s obligations), our ability to continue to spend on the American Centrifuge could be affected;

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

We cannot provide any assurance that the remaining Transactions will be completed, that there will not be significant additional delay in the completion of the remaining Transactions or that all or any of the anticipated benefits of the Transactions will be achieved. In the event the remaining Transactions are materially delayed for any reason, our business and prospects may be substantially harmed.

Completion of the remaining Transactions is subject to significant closing conditions, including governmental approvals and other conditions that may be difficult to obtain and are outside of our control.

The completion of the remaining Transactions is subject to significant closing conditions, many of which may be difficult to obtain and are outside our control.

The Transactions are subject to significant conditions tied to our progress in obtaining a DOE loan guarantee for the American Centrifuge project.  The obligations of the investors at the second closing of the Transactions is conditioned upon USEC having entered into a loan guarantee conditional commitment in an amount not less than $2 billion for the American Centrifuge project with DOE.  The obligations of the investors at the third closing of the Transactions is conditioned upon USEC achieving closing on a DOE loan guarantee in an amount not less than $2 billion for the American Centrifuge project. Our ability to satisfy these conditions and to obtain a loan guarantee is subject to significant uncertainty as described in the risk factor “Even if we obtain the RD&D program and funding, we may not obtain a loan guarantee from DOE and other financing needed for the project and could demobilize or terminate the project.”  In order to obtain a loan guarantee, we will have to demonstrate that any additional capital needed to complete the American Centrifuge project is available.

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

The Transactions may also be subject to the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under this statute, parties are required to make notification filings and to await the expiration of the statutory waiting period prior to completing certain types of transactions. Based on the Transactions and current regulations and guidance, Toshiba and B&W have informed us that the Federal Trade Commission has advised them that such notification is not required. If the facts and circumstances or regulations change or if the federal antitrust authorities otherwise revisit or modify their advice or otherwise challenge the Transactions, such notification filings may be required or the federal antitrust authorities could seek to enjoin the Transactions, impose conditions on the completion of the Transactions, or require changes to the terms of the Transactions. This could have the effect of preventing or delaying completion of the Transactions or imposing additional costs on us.

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

There were outside dates tied to the satisfaction of these conditions of June 30, 2011 for the second closing and December 31, 2011 (subject to a one year extension in certain circumstances) for the third closing. USEC and each of the strategic investors (as to such investor’s obligations) currently have the right to terminate the securities purchase agreement. If either Toshiba or B&W were to terminate the securities purchase agreement, that could have a significant adverse impact on our business and prospects.

If the securities purchase agreement governing the Transactions is terminated, each of Toshiba and B&W must elect to either convert its shares of preferred stock into a new class of common stock (or a new class of preferred stock) or to sell its shares of preferred stock pursuant to an orderly sale arrangement. As a result of certain NYSE limitations on our issuance of common stock, depending on the share price at the time of termination, some of Toshiba and B&W's preferred stock may not be able to be converted or sold and would remain outstanding. We could be required to redeem such shares for cash or SWU, at our election, at August 31, 2012, which could harm our financial condition. However, our ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of our credit facility.

If Toshiba or B&W convert or sell their preferred shares or exercise their warrants, our stockholders will be diluted and our stock price may be negatively impacted.

Following the first closing of the Transactions, Toshiba and B&W now hold shares of newly created preferred stock and warrants to purchase shares of a newly created series of preferred stock or class of common stock. Such shares are convertible into a newly created class of common stock (or a new class of preferred stock) at the market price at the time of conversion at the election of the holder at any time following a termination of the securities purchase agreement described above. Any remaining shares of preferred stock outstanding on December 31, 2016 will be automatically converted into the new class of common stock (or a new class of preferred stock) at the market price. The conversion of preferred stock or exercise of warrants may result in substantial dilution to our existing stockholders. Additionally, any sales by the investors could adversely affect prevailing market prices of our common stock.  The potential for such dilution or adverse stock price impact may encourage short selling by market participants. Additional information about the Transactions and the conversion and other rights related to the preferred stock and warrants to be issued in the Transactions can be found in the Current Reports on Form 8-K filed by us on May 25, 2010 and September 2, 2010.

We may not realize the expected benefits of any strategic relationships with Toshiba or B&W.

In connection with the Transactions, we entered into a strategic relationship agreement with Toshiba and B&W that provides a process for us to explore potential business opportunities throughout the nuclear fuel cycle.  However, the realization of the expected benefits of these strategic relationships is subject to a number of risks, including:

•	success in potential efforts to sell our low enriched uranium in connection with Toshiba’s nuclear power plant proposals, including Toshiba’s success in nuclear reactor sales;

•	success of efforts to identify potential opportunities in our contract services segment;

•	success in achieving cost savings and other benefits through the manufacturing joint venture with B&W; and

•	success in strengthening American Centrifuge project execution depth through our relationship with Toshiba and B&W.

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

We may not be able to attract the financing we need to complete the American Centrifuge project in a timely manner or at all. We have had discussions with Japanese export credit agencies (“ECAs”) regarding financing up to $1 billion of the cost of completing the ACP.  Any Japanese ECA financing will be subject to the terms and conditions negotiated with the lenders and we will need to satisfy any technical, financial and other conditions to funding in order to close on the financing. We are dependent on Toshiba's support for these discussions. In addition, our ability to obtain Japanese ECA financing is also dependent upon our success in obtaining a DOE loan guarantee. Therefore, we have no assurances that we will obtain this financing.

Factors that could affect our ability to obtain Japanese ECA financing or other financing needed to complete the ACP or the cost of such financing include:

•	our ability to get loan guarantees or other support from the U.S. government,

•	our ability to complete the remaining two phases of the $200 million strategic transaction with Toshiba and B&W and to otherwise address the financial concerns identified by DOE,

•	potential shifts in the priorities of Japanese ECAs as a result of the March 2011 events in Japan or other factors outside of our control,

•	our ability to satisfy DOE that efforts we have taken, including with respect to the RD&D program and efforts to reduce risk have addressed their concerns,

•	the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant,

•	our ability to secure and maintain a sufficient number of long-term SWU purchase commitments from customers on satisfactory terms, including adequate prices,

•	the level of success of our current operations,

•	SWU prices,

•	USEC’s perceived competitive position and investor confidence in our industry and in us,

•	projected costs for the disposal of depleted uranium and the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements,

•	additional downgrades in our credit rating,

•	market price and volatility of our common stock,

•	general economic and capital market conditions,

•	the continuing impact of the March 2011 events in Japan,

•	conditions in energy markets,

•	regulatory developments, including changes in laws and regulations,

•	our reliance on LEU delivered to us under the Russian supply contracts and uncertainty regarding deliveries and market based components of prices under the Russian supply contracts, and

•	restrictive covenants in the agreements governing our credit facility and in our outstanding notes and any future financing arrangements that limit our operating and financial flexibility.

Restrictions on U.S. imports of LEU could adversely affect our ability to sell commercial Russian LEU that we purchase under the supply agreement with Joint Stock Company Techsnabexport (“TENEX”).

On March 23, 2011 we entered into the Russian Supply Agreement with TENEX for the supply by TENEX of commercial Russian LEU to us over a 10-year period with deliveries that begin in 2013. We may not achieve the anticipated benefits from the Russian Supply Agreement because of restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation.  These imports (other than LEU imported under the Russian Contract under the Megatons to Megawatts program) are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. Under the new Russian Supply Agreement, we have the right to use a portion of the import quotas to support our sales in the United States of SWU purchased under the Russian Supply Agreement beginning in 2014. These quotas are subject to timely completion of the Megatons to Megawatts program by the end of 2013.  Further, prior to the expiration of the quotas at the end of 2020, we will not be able to import for consumption in the United States LEU delivered to us under the Russian Supply Agreement in excess of the portion of the quotas available to us.  This restriction does not apply to imports that are not subject to the quotas (e.g., for use in initial fuel cores for any U.S. nuclear reactors entering service for the first time). The LEU that we cannot sell for consumption in the United States will have to be sold for consumption by utilities outside the United States, but our ability to sell to those utilities may be limited by policies of foreign governments or regional institutions that seek to restrict the amount of Russian LEU purchased by utilities under their jurisdiction.  Accordingly, we have no assurance that we will be successful in our efforts to sell this LEU in the United States or outside of the United States.

Our efforts to explore the possible deployment of an enrichment plant in the United States employing Russian technology may not yield results.

TENEX and we have agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology. However, we cannot give any assurance that we will proceed with such a plant.  As part of the feasibility study, Rosatom, TENEX and USEC will review international agreements, government approvals, licensing, financing, market demand, and commercial arrangements.  Any decision to proceed with such a plant would depend on the results of the feasibility study and would be subject to further agreement between the parties and their respective governments, the timing and prospects of which are significantly uncertain.

For as long as we continue to operate the Paducah GDP, we are at risk for power price volatility, which could increase our cost of sales to a level above the average prices we bill our customers.

Electric power constitutes approximately 70% of the production cost at the Paducah GDP. We currently purchase most of our electric power for the Paducah GDP from the Tennessee Valley Authority (“TVA”) under a multi-year power contract with TVA that expires in May 2012.  Power costs under the contract are subject to monthly adjustments to account for changes in TVA’s fuel costs, purchased-power costs, and related costs, which means that our actual power costs can be greater than we anticipate. The impact of the fuel cost adjustment has been negative for USEC, imposing an average increase over base contract prices of about 12% in 2011. The fuel cost adjustment under the TVA contract for the remainder of the term through May 2012 could be greater than we experienced in the past, and could also be very volatile. Factors that could affect TVA’s fuel and purchased-power costs and the amount of the fuel cost adjustment include coal and gas prices, purchased-power costs and hydroelectric power generation. In accordance with the TVA power contract, we provide financial assurance to support our payment obligations to TVA, including providing an irrevocable letter of credit and making weekly prepayments based on TVA’s estimate of the price and our usage of power. A significant increase in the price we pay for power could increase the amount of this financial assurance, which could adversely affect our liquidity and reduce capital resources otherwise available to fund our operations.

Higher costs for power put significant pressure on our business and the economics of continued Paducah operations as described in the Risk Factor above “We do not currently believe the factors are in place to support continued Paducah GDP enrichment operations beyond May 2012.” Increases in our power costs also reduce the value to us of underfeeding. If we want to purchase power to operate the Paducah GDP beyond May 2012, we may be unable to reach an acceptable agreement with TVA or other suppliers of power and we are at risk for additional power cost increases in the future.  Some of our sales contracts (particularly older contracts) do not include provisions that permit us to pass through increases in power prices to our customers. As a result, our profit margins and cash flows under these older sales contracts are significantly reduced by higher power costs. Additionally, profit margins under sales contracts with power price adjusters may be similarly impacted to the extent the adjustments in the power cost index in those contracts are not sufficient to account for increases in our power costs.

Some form of additional government regulation may be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and such regulation could result in the creation of substantial additional costs for power suppliers in the form of taxes or emission allowances or other increased operating or capital costs.  Most of these additional costs would likely be passed through to electricity consumers, in which case our power costs could increase in the future. In 2011, approximately half of TVA’s electricity was generated by coal-fired power plants, which are producers of carbon dioxide and so would likely be affected by any regulation.

Deliveries of LEU under the Russian Contract currently account for approximately one-half of our supply mix and a significant delay or stoppage of deliveries could affect our ability to meet customer orders and could pose a significant risk to our continued operations and profitability.

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

Our Paducah operations currently provide approximately one-half of our LEU supply and significant or extended unscheduled interruptions in production could affect our ability to meet customer orders and pose a significant risk to, or could significantly limit, our continued operations and profitability.

Our annual imports of Russian LEU under the Russian Contract account for approximately one-half of the total amount of LEU that we need to meet our delivery obligations to customers. In addition, some customers do not permit us to deliver Russian LEU to them under their contracts with us. Accordingly, our production at the Paducah GDP through May 2012 is needed to meet our annual delivery commitments. An interruption of production at the Paducah GDP would result in a drawdown of our inventories of LEU.  Depending on the length and severity of the production interruption, we could be unable to meet our annual delivery commitments, with adverse effects on our reputation, costs, results of operations, and cash flows. Depending upon the reasons for the interruption and subject to limitations on our liability and force majeure terms under our sales contracts, we also could be required to compensate customers for a failure or delay in delivery.

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

The U.S. government owns the Paducah GDP. Our rights to the plant are defined under a lease agreement with DOE and the law that the lease agreement implements. Under the 2002 DOE-USEC Agreement, we could lose our right to extend the lease of the Paducah GDP and could be required to waive our exclusive right to lease the facility if we fail on more than one occasion within specified periods to meet certain production thresholds and fail to cure the deficiency. In addition, DOE could assume responsibility for operation of the Paducah GDP if we cease enrichment operations at the Paducah GDP and fail to recommence such operations within time periods specified in the 2002 DOE-USEC Agreement. Without the Paducah GDP enrichment operations through May 2012 or other sources of supply, we could be unable to meet our annual delivery commitments to customers once our available inventories were exhausted or due to limitations on delivery of Russian LEU in particular contracts.

Our ability to retain key personnel is critical to the success of our business.

The success of our business depends on our key executives, managers and other skilled personnel. Our ability to retain these key personnel may be difficult in light of the uncertainties currently facing our business and changes we may make to our organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. We do not have employment agreements with our corporate executives or other key personnel nor do we have key man life insurance policies for them. If our executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity. In addition, some of our key personnel are involved in the development of our American Centrifuge technology and many of them have security clearances. The loss of these key personnel could result in delays in the deployment of our American Centrifuge project. Given the proprietary nature of our American Centrifuge technology, we are also at risk as to our intellectual property if key American Centrifuge employees resign to work for a competitor.

Changes in the price for SWU or uranium could affect our gross profit margins and ability to service our indebtedness and finance the American Centrifuge project.

The March 2011 event in Japan and the related shutdown of nuclear reactors have affected supply and demand for LEU over the next 2-4 years. This has negatively affected SWU prices in the market and this impact could grow more significant over time depending on the length and severity of delays in the restart of reactors in Japan or cancellations of deliveries. Changes in the price for SWU and uranium are also influenced by numerous other factors, such as:

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

Additionally, an increase in the price for SWU could result in an increase in the price that we pay for the SWU component of Russian LEU. The price we are charged for the SWU component of Russian LEU under the Russian supply contracts is determined by a formula that combines a mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points. However, increases in market prices will increase the prices Russia charges us and can substantially increase our costs of sales and inventories. This increase, if not offset by increases in our sales prices, would adversely affect our cash flows and results of operations. In addition, while declines in market prices will tend to reduce the price we pay for the SWU component of the Russian LEU, floor prices applicable to the calculation of the price for such SWU could offset the impact of declining market prices on the prices we pay.

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

In addition, our older contracts give customers the flexibility to determine the amounts of natural uranium that they deliver to us, which can result in our receiving less uranium from customers than we transfer from our inventory to TENEX under the Russian Contract. Over time, to the extent our inventory, including uranium generated through underfeeding, is insufficient to absorb the difference, we could be required to purchase uranium to continue to meet our obligations under the Russian Contract. Depending on the market price of uranium, this could have an adverse impact on our gross profit margins, cash flows, results of operations and liquidity.

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

There is also the potential that any of these suppliers will further increase their expansion rates from what they have announced. All of these represent competition in our efforts to sell SWU, including output from the ACP. We also face competition from China and others. Additional details regarding competitors are provided in Parts 1 and 2, “Business and Properties – Competition and Foreign Trade.”

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

Our 10 largest customers in our LEU segment represented 55% of our total revenue in 2011, and our three largest customers in our LEU segment represented 26% of our total revenue in 2011. To the extent our existing contracts with these customers include prices that are greater than the prices at which we could sell to others, a reduction in purchases from these customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption in their operations that reduces their need for LEU from us, could adversely affect our business and results of operations. Conversely, to the extent that our contracts with these customers include prices that are lower than the prices at which we could sell to others, a decision by these customers to exercise options under these contracts to purchase more from us also could adversely affect our business and results of operations.

The current excess SWU supply in the market as a result of the March 2011 earthquake and tsunami in Japan has put significant downward pressure on SWU prices.  Because price is a significant factor in a customer’s choice of a supplier of LEU, when contracts come up for renewal, customers may reduce their purchases from us if we are not able to compete on price, resulting in the loss of new sales contracts. Our ability to compete on price is limited by our higher operating costs at the Paducah GDP than our competitors who operate centrifuge facilities. Moreover, once lost, customers may be difficult to regain because they typically purchase LEU under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with our largest customers, our ability to raise prices in order to respond to increases in costs or other developments may be limited. In addition, because we have a fixed commitment through 2013 to order LEU derived from at least 30 metric tons of highly enriched uranium each year under the Russian Contract and to purchase the approximately 5.5 million SWU deemed to be contained in such material, any reduction in purchases from us by our customers below the level required for us to resell both our own production and the Russian material could adversely affect our revenues, cash flows and results of operations.

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

Purchases of LEU by customers in the European Union are subject to a policy of the Euratom Supply Agency that seeks to limit foreign enriched uranium to no more than 20% of European Union consumption per year. Application of this policy to consumption in the European Union of the LEU that we produce or the LEU that we purchase can significantly limit our ability to make sales to European customers.

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

Our subsidiary NAC International may not perform as expected, which could adversely affect our results of operations for our contract services segment.

Beginning in 2012, our contract services revenues will be comprised primarily of revenues from our subsidiary NAC International. While we believe that NAC is well positioned to continue to participate in the growing spent fuel market worldwide, NAC may not perform as we expect, which could adversely affect our results of operations for our contract services segment. Factors that could affect the performance of NAC include:

•	Competition to win new orders is challenging, as several larger companies with large global market shares compete in this growing market and are seeking to improve their technology;

•
Uncertainty regarding the extent of growth of the spent fuel market worldwide, including timing and cost uncertainty for nuclear capacity growth and the time lag between new reactor operations and the need for dry storage, in particular as a result of the events at Fukushima and uncertainty regarding potential regulatory-driven mandates for dry storage;

•	Uncertainty regarding NAC’s ability to meet its contractual performance and delivery obligations, which could result in liquidated damages, forfeiture of letters of credit and/or termination;

•	NAC’s ability to expand globally, including in non-traditional markets; and

•
NAC’s ability to expand domestically, including whether or not opportunities for NAC emerge from the recommendations of the Secretary of Energy’s Blue Ribbon Commission on America’s Nuclear Future regarding spent fuel storage, which included a recommendation for consolidated interim storage facilities, and uncertainty regarding the timing for any increase in near-term demand and NAC’s ability to capture that demand.

Changes to, or termination of, any of our agreements with the U.S. government, or deterioration in our relationship with the U.S. government, could adversely affect our results of operations.

We, or our subsidiaries, are a party to a number of agreements and arrangements with the U.S. government that are important to our business, including:

•	leases for the Paducah gaseous diffusion plant and American Centrifuge facilities,

•	the Executive Agent agreement under which we are designated the U.S. Executive Agent and purchase the SWU component of LEU under the Russian Contract,

•	the 2002 DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and the American Centrifuge technology,

•	electric power purchase agreements with the Tennessee Valley Authority,

•	contract work for DOE and DOE contractors at the Paducah GDP, and

•	NAC consulting and spent fuel storage and transportation activities.

We are also in discussion with DOE regarding the RD&D program described above under “We have not yet reached an agreement with DOE regarding the research, development and demonstration (“RD&D”) program and without funding for such a program or other source of funding, we will likely need to begin demobilizing the American Centrifuge project in the near term.”

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

We could incur additional unanticipated contract closeout related charges as a result of the transition of our government services work at the Portsmouth site that could adversely impact our results of operations and cash flow.

On September 30, 2011, contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to the decontamination and decommissioning (“D&D”) contractor selected by DOE for the site. Consequently, we ceased providing government contract services at Portsmouth on September 30, 2011. Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, are anticipated to be billed to DOE and recorded as revenue when contract closeout occurs and amounts are deemed probable of recovery. Our current estimate for these billable costs is approximately $35 million, which includes an estimate to complete outstanding DOE audits within a reasonable period of time. This estimate does not include ongoing cost reimbursable work being performed and amounts already included in our receivable balances. These contract closeout costs to be billed to DOE include DOE’s share of costs for our defined benefit pension plan, our postretirement health and life benefit plans, DOE’s share of severance, and other miscellaneous costs. The actual amounts are subject to a number of factors and therefore subject to significant uncertainty, including uncertainty concerning the amount that may be reimbursable under contracts with DOE.

We may not be successful in collecting amounts due to us from DOE related to U.S. government contracts work at Portsmouth, including amounts related to contract closeout.

Termination of U.S. government contract work at the Portsmouth site could impact our ability to collect unpaid receivables from DOE for work performed at the site and amounts related to contract closeout described above.  Our consolidated balance sheet includes receivables, net of valuation allowances, from DOE or DOE contractors of $37.8 million as of December 31, 2011. Of the $37.8 million, $19.0 million represents revenue recorded for amounts not yet billed due to the absence of approved billing rates referenced below (referred to as unbilled receivables). Past due receivables from DOE or DOE contractors increased from $10.9 million at December 31, 2010 to $20.1 million at December 31, 2011, of which $11.2 million is related to the 2002 through 2009 historical periods.

On December 2, 2011, we submitted a certified claim for $11.2 million under the Contract Disputes Act (“CDA”) for payment of breach-of-contract amounts equaling unreimbursed costs for the periods through December 31, 2009. In a letter response dated January 31, 2012, DOE informed us that it will provide a written decision on or before June 2, 2012 related to the claim. In addition, we submitted a second certified claim for $9.0 million under the CDA related to the 2010 historical period on February 16, 2012. We believe DOE has breached its agreement by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis. We have requested a contracting officer’s written final decision, as required by the CDA, before proceeding with any further action. We have no assurance that we will be successful in this claim or recover any amounts for these past due receivables.

Revenue from U.S. government contract work is subject to audit and costs may be revised or disallowed.  Billing rates are subject to audit and revision by DOE, which may delay payment of costs.

Revenue from U.S. government contract work is based on cost accounting standards and allowable costs that are subject to audit by the Defense Contract Audit Agency (“DCAA”) or such other entity that DOE authorizes to conduct the audit. Our billing rates are also subject to audit and must be approved by DOE. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs. We have submitted to DOE Incurred Cost Submissions for Portsmouth and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008, 2009 and 2010. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004. Audit adjustments, unilateral rate disallowances by DOE or delays by DOE in approving rate increases could reduce the amounts we are allowed to bill for DOE contract work, require us to refund to DOE a portion of amounts already billed, or delay us in receiving timely recovery of costs, which could adversely affect liquidity, cash flows and results of operations. Also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview–Contract Services Segment.”

Our operations are highly regulated by the NRC and DOE.

The NRC regulates our operations, including the Paducah GDP and NAC. In addition, the American Centrifuge Demonstration Facility and the construction and operation of the American Centrifuge Plant are licensed by the NRC, which regulates our activities at those facilities.

The Paducah GDP is required to be recertified every five years and the term of the current certification expires on December 31, 2013. The NRC could refuse to renew the certificate if it determines that: (1) we are foreign owned, controlled or dominated; (2) the issuance of a renewed certificate would be inimical to the maintenance of a reliable and economic domestic source of enrichment; (3) the issuance of a renewed certificate would be adverse to U.S. defense or security objectives; or (4) the issuance of a renewed certificate is otherwise not consistent with applicable laws or regulations in effect at the time of renewal. The same requirements apply to NRC’s issuance of the 30-year license for the American Centrifuge Plant. If the certificate for the Paducah GDP were not renewed, we could no longer produce LEU at the Paducah GDP, which would have the impacts described in the Risk Factor “A decision to cease operations at the Paducah GDP could have a material adverse effect on our business and prospects.”

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties or additional requirements and to order cessation of operations for violations of its regulations. Penalties under NRC regulations could include substantial fines, imposition of additional requirements or withdrawal or suspension of licenses or certificates. NRC is currently reviewing an event that occurred in June 2011 in the lead cascade of the American Centrifuge Demonstration Facility and could issue a violation and fine in the near future. Any penalties imposed on us could adversely affect our results of operations. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements could also adversely affect our results of operations.

Our American Centrifuge development and manufacturing facilities in Oak Ridge and certain of our operations at our other facilities are subject to regulation by DOE. DOE has the authority to impose civil penalties and additional requirements, which could adversely affect our results of operations.

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

Failures or security breaches of our information technology (IT) systems could have an adverse effect on our business.

Our business requires us to use and protect classified and other protected information.  Our computer networks and other IT systems are designed to protect this information through the use of classified networks and other procedures.  A material network breach in the security of our IT systems could include the theft of our intellectual property.  To the extent any security breach results in a loss or damage to our data, or in inappropriate disclosure of classified or other protected information, it could cause grave damage to the country’s national security and to our business.  One of the biggest threats to classified information we protect comes from the insider threat – an employee with legitimate access who engages in misconduct.  Transitions in our business, in particular the potential for employee layoffs and other transitions, can increase the risk that an insider with access could steal our intellectual property.

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

Our plant operations involve the use of toxic, hazardous and radioactive materials. A release of these materials could pose a health risk to humans or animals. If an accident were to occur, its severity would depend on the volume of the release and the speed of corrective action taken by plant emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an actual or suspected release of these materials, including a precautionary evacuation, could result in significant costs for which we could be legally responsible. In addition to health risks, a release of these materials may cause damage to, or the loss of, property and may adversely affect property values.

We lease facilities from DOE at the Paducah GDP and the American Centrifuge Plant and centrifuge test facilities in Piketon, Ohio and Oak Ridge, Tennessee. Pursuant to the Price-Anderson Act, DOE has indemnified us against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under the DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. The DOE indemnification does not apply to incidents outside the United States, including in connection with international transportation of LEU.

While DOE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from DOE and DOE may determine that some or all costs are not reimbursable under the indemnification.

We do not maintain any nuclear liability insurance for our operations at the Paducah GDP. Further, American Nuclear Insurers, the only provider of nuclear liability insurance, has declined to provide nuclear liability insurance to the American Centrifuge Plant due to past and present DOE operations on the site. In addition, the Price-Anderson Act indemnification does not cover loss or damage to property located on our facilities due to a nuclear incident.

NAC’s business involves providing products and services for the storage and transportation of toxic, hazardous and radioactive materials, which, if released or mishandled, could cause personal injury and property damage (including environmental contamination) or loss and could adversely affect property values. NAC does not own or produce such materials in its business, but obtains nuclear liability insurance and indemnification coverage from its customers for protection against third-party liability resulting from a nuclear incident. However, this coverage contains exclusions and limits and this insurance would not cover all potential liabilities.  In addition, NAC maintains its own Nuclear Suppliers and Transportation policy to provide secondary insurance coverage.

In our contracts, we seek to protect ourselves from liability, but there is no assurance that such contractual limitations on liability will be effective in all cases or that, in the case of NAC’s contracts, NAC’s insurance and financial protection will cover all the liabilities NAC has assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

The dollar amount of our sales backlog, as stated at any given time, is not necessarily indicative of our future sales revenues.

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under contracts with customers. At December 31, 2011, we had contracts with customers aggregating an estimated $5.8 billion, including $1.5 billion that we expect to deliver in 2012 and $3.5 billion through 2015. There can be no assurance that the revenues projected in our backlog will be realized, or, if realized, will result in profits. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions including our estimates of selling prices, which are subject to change. Depending on the terms of specific contracts, prices may be adjusted based on published SWU or uranium market price indicators prevailing at the time of delivery. Other pricing elements may include escalation based on a general inflation index, a power price index or a multiplier of our actual unit power cost. We utilize external composite forecasts of future market prices and inflation rates in our pricing estimates. These forecasts may not be accurate, and therefore our estimates of future prices could be overstated. Any inaccuracy in our estimates of future prices would add to the imprecision of our backlog estimate.

For a variety of reasons, the amounts of SWU and uranium that we will sell in the future under our existing contracts, or the timing of customer purchases under those contracts, may differ from our estimates. Customers may not purchase as much as we predicted, nor at the times we anticipated, as a result of operational difficulties, changes in fuel requirements or other reasons. Reduced purchases would reduce the revenues we actually receive from contracts included in the backlog. For example, our revenue could be reduced by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions, or by an interruption of our production of LEU or deliveries of Russian LEU to us, that we need to meet our delivery commitments to customers. Efforts that we take to advance customer orders, including any discounts that are given, could also reduce the amount we receive under contracts in our backlog. Customers could also seek to modify or cancel orders in response to concerns regarding our financial strength or future business prospects, including as a result of decisions we may make regarding Paducah operations. Increases in our costs of production or other factors could cause sales included in our backlog to be at prices that are below our cost of sales, which could adversely affect our results of operations, and customers may purchase more under lower priced contracts than we predicted.

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

We recognize tax liabilities based on estimates of whether additional taxes and interest will be due consistent with legislation in place at that time. To the extent that the final tax outcome of these matters is different than the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made. For example, the 2010 provision for income taxes included a one-time charge related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Healthcare Act”) signed into law at the end of March 2010. Another example occurred in December 2010, when the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (collectively referred to as “the Tax Relief Act”) was signed into law which benefited us with federal research credits that had not been previously recorded since the prior statute had expired in December 2009.

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

Under customer contracts with us for the supply of LEU to meet requirements for specific time periods or specific reactor refuelings, our customers order LEU from us based on their refueling schedules for nuclear reactors, which generally range from 12 to 18 months, or in some cases up to 24 months. Customer payments for the SWU component of such LEU typically average approximately $20 million per order. As a result, a relatively small change in the timing of customer orders due to a change in a customer’s refueling schedule may cause our operating results to be substantially above or below expectations, which could have an adverse effect on our cash flows.

The levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts we have to contribute to fund future pension and postretirement benefit liabilities could adversely affect our earnings and cash flows in future periods.

Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension and postretirement benefit plans. Generally accepted accounting principles in the United States require that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial markets and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension and postretirement benefit expenses for the following year are the discount rate, the expected rate of return on plan assets, healthcare cost trend rates and the rate of increase in future compensation levels. The rate of return on our pension assets and changes in interest rates affect funding requirements for our defined benefit pension plans.  The IRS and the Pension Protection Act of 2006 regulate the minimum amount we contribute to our pension plans. The amount we are required to contribute to our pension plans can have an adverse effect on our cash flows. For additional information and a discussion regarding how our financial statements are affected by pension and postretirement benefit plan accounting policies, see “Critical Accounting Estimates” in Part II, Item 7 of this report and note 10 to our consolidated financial statements. Under certain circumstances, we could also be required to calculate liabilities on a “termination basis” rather than based on GAAP, as described above under “We could be subject to liability under ERISA related to our defined benefit pension plans that could adversely affect our liquidity.”

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

In connection with the investment by Toshiba and B&W and the issuance of certain preferred stock and warrants to Toshiba and B&W, our board of directors determined that the consummation of the investment transactions pursuant to the transaction documents will not constitute an "adverse regulatory occurrence" and that we will not request information from Toshiba or B&W under the provisions of our certificate of incorporation described above. Under the terms of the transaction documents, subject to certain limited exceptions, we have agreed not to take any action to revoke such determination or to amend or adopt any foreign ownership provisions in our certificate of incorporation or bylaws, in each case without the prior written consent of Toshiba or B&W. This board determination and these contractual provisions could limit the board’s flexibility in addressing foreign ownership issues and complying with regulatory requirements in connection with the Toshiba and B&W investment in the future in the event that the NRC or DOE re-evaluate their determinations relating to the absence of foreign ownership, control or influence.

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

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against USEC by a former Portsmouth GDP employee claiming that USEC owes severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE decontamination and decommissioning (“D&D”) contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. USEC believes it has meritorious defenses against the suit and has not accrued any amounts for this matter. An estimate of the possible loss or range of loss from the litigation is difficult to make because, among other things, (i) the plaintiff has failed to state the amount of damages sought, (ii) the plaintiff purports to represent a class of claimants the size and composition of which remains unknown and (iii) the certification of the class is uncertain. However, USEC estimates that the total severance liability for the approximately 400 salaried employees at the Portsmouth site that transitioned to the DOE D&D contractor would have been approximately $14 million if severance was required to be paid to all of these employees. In such an event, DOE would have owed a portion of this amount, estimated at approximately $9 million, assuming DOE was responsible for periods both during which it operated the facility and under which we were a direct contractor to DOE.

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Company

Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at March 14, 2012 follow:

Name	Age	Position
John K. Welch	62	President and Chief Executive Officer
John C. Barpoulis	47	Senior Vice President and Chief Financial Officer
Christine M. Ciccone	47	Senior Vice President, External Relations
Peter B. Saba	50	Senior Vice President, General Counsel and Secretary
Philip G. Sewell	65	Senior Vice President, American Centrifuge and Russian HEU
Robert Van Namen	50	Senior Vice President, Uranium Enrichment
W. Lance Wright	64	Senior Vice President, Human Resources and Administration
Marian K. Davis	52	Vice President and Chief Audit Executive
John M.A. Donelson	47	Vice President, Marketing, Sales and Power
Stephen S. Greene	54	Vice President, Finance and Treasurer
J. Tracy Mey	51	Vice President and Chief Accounting Officer
E. John Neumann	64	Vice President, Government Relations
Paul E. Sullivan	60	Vice President, American Centrifuge and Chief Engineer

John K. Welch has been President and Chief Executive Officer since October 2005.

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

Philip G. Sewell has been Senior Vice President, American Centrifuge and Russian HEU since September 2005. Mr. Sewell was Senior Vice President directing international activities and corporate development programs from August 2000 to September 2005 and assumed responsibility for the American Centrifuge program in April 2005. Prior to that, Mr. Sewell was Vice President, Corporate Development and International Trade from April 1998 to August 2000, and was Vice President, Corporate Development from 1993 to April 1998.

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

Marian K. Davis has been Vice President and Chief Audit Executive since July 2011. Prior to joining USEC, Ms. Davis was Senior Vice President, Corporate Internal Audit for Sunrise Senior Living, Inc. from November 2003 to May 2010.

John M.A. Donelson has been Vice President, Marketing, Sales and Power since April 2011. He was previously Vice President, Marketing and Sales from December 2005 to April 2011, Director, North American and European Sales from June 2004 to December 2005, Director, North American Sales from August 2000 to June 2004 and Senior Sales Executive from July 1999 to August 2000.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.”  High and low sales prices per share follow:

	2011		2010
	High	Low	High	Low
First Quarter ended March 31	$6.35	$4.01	$6.00	$3.61
Second Quarter ended June 30	4.71	2.97	6.50	3.90
Third Quarter ended September 30	3.59	1.60	5.88	4.51
Fourth Quarter ended December 31	2.42	1.08	6.35	4.94

No cash dividends were paid in 2010 or 2011, and we have no intention to pay cash dividends in the foreseeable future. Our credit facility also prohibits us from paying dividends as discussed in “Liquidity and Capital Resources – Capital Structure and Financial Resources.”

There are 250 million shares of common stock authorized. At March 2, 2012, there were 122,073,407 shares of common stock issued and outstanding and approximately 31,300 beneficial holders of common stock.

On September 30, 2011, the Board of Directors adopted a tax benefit preservation plan to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and net unrealized built-in losses, as described in the Company’s current report on Form 8-K filed on September 30, 2011. USEC’s ability to use these tax benefits would be substantially limited if it were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code  Holders of our common stock of record on October 10, 2011 received rights that initially trade together with our common stock and are not exercisable.

Effective September 30, 2011, the plan, subject to limited exceptions, provides that any stockholder or group that acquires beneficial ownership of 4.9 percent or more of our securities without the approval of the Board of Directors would be subject to significant dilution of its holdings. In addition, subject to limited exceptions, any existing 4.9 percent or greater stockholder that acquires beneficial ownership of any additional shares of our securities without the approval of the Board of Directors would also be subject to dilution. In both cases, such person would be deemed to be an “acquiring person” for purposes of the tax plan. The dilution features of the tax plan are designed to reduce the likelihood that USEC experiences an ownership change by discouraging acquisitions that would impact the ownership change analysis for purposes of Section 382.

If a person becomes an acquiring person, then, subject to certain exceptions, the preferred stock purchase rights would separate from the common stock and common stock equivalents and become exercisable for our common stock or other securities or assets having a market value equal to twice the exercise price of the right. The Board of Directors has established procedures to consider requests to exempt certain acquisitions of our securities from the plan if the Board determines that doing so would not limit or impair the availability of the tax benefits or is otherwise in the best interests of the company.

Fourth Quarter 2011 Issuer Purchases of Equity Securities
			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

October 1 – October 31	-	-	-	-
November 1 – November 30	-	-	-	-
December 1 – December 31	4,025	$1.24	-	-
Total	4,025	$1.24	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 4,025 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

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

In connection with the investment by Toshiba and B&W and the issuance of certain preferred stock and warrants to Toshiba and B&W, our board of directors determined that the consummation of the investment transactions pursuant to the transaction documents will not constitute an “adverse regulatory occurrence” and that we will not request information from Toshiba or B&W under the provisions of our certificate of incorporation described above. Under the terms of the transaction documents, subject to certain limited exceptions, we have agreed not to take any action to revoke such determination or to amend or adopt any foreign ownership provisions in our certificate of incorporation or bylaws, in each case without the prior written consent of Toshiba or B&W.  Additional information about the transactions, including a copy of the securities purchase agreement, can be found in the Current Report on Form 8-K filed by us on May 25, 2010.

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

PERFORMANCE GRAPH

 The following graph shows a comparison of cumulative total returns for an investment in the common stock of USEC Inc., the S&P 500 Index, and a peer group of companies. USEC is the only U.S. owned company in the uranium enrichment industry. However, USEC has identified a peer group of companies that share similar business attributes with it. This group includes utilities with nuclear power generation capabilities, chemical processing companies, and aluminum companies. USEC supplies companies in the utility industry, and its business is similar to that of chemical processing companies. USEC shares characteristics with aluminum companies in that they are both large users of electric power. The graph reflects the investment of $100 on December 31, 2006 in the Company’s common stock, the S&P 500 Index and the peer group, and reflects the reinvestment of dividends.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2007	2008	2009	2010	2011
USEC Inc.	$100.00	$70.75	$35.30	$30.27	$47.33	$8.96
S&P 500 Index	$100.00	$105.50	$66.47	$84.06	$96.72	$98.76
Peer Group Index1	$100.00	$124.46	$82.91	$96.67	$105.79	$121.13

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

	Years Ended December 31,
	2011		2010		2009		2008	2007
	(millions, except per share data)
Revenue:
Separative work units	$1,330.9		$1,521.4		$1,647.0		$1,175.5	$1,570.5
Uranium	131.8		236.1		180.7		217.1	163.5
Contract services	209.1		277.9		209.1		222.0	194.0
Total revenue	1,671.8		2,035.4		2,036.8		1,614.6	1,928.0
Cost of sales:
Separative work units and uranium	1,391.1		1,623.2		1,640.3		1,202.2	1,473.6
Contract services	196.5		253.8		191.8		183.6	166.9
Total cost of sales	1,587.6		1,877.0		1,832.1		1,385.8	1,640.5
Gross profit	84.2		158.4		204.7		228.8	287.5
Special charges	-		-		4.1	(4)	-	-
Advanced technology costs	273.2	(1)	110.2		118.4		110.2	127.3
Selling, general and administrative	62.1		58.9		58.8		54.3	45.3
Other (income)	(3.7	) (2)	(44.4	) (2)	(70.7	) (5)	-	-
Operating income (loss)	(247.4)		33.7		94.1		64.3	114.9
Preferred stock issuance costs	-		6.6	(3)	-		-	-
Interest expense	11.6		0.6		1.2		17.3	16.9
Interest (income)	(0.5)		(0.4)		(1.3)		(24.7)	(33.8)
Income (loss) before income taxes	(258.5)		26.9		94.2		71.7	131.8
Provision for income taxes	282.2		19.4		35.7		23.0	35.2
Net income (loss)	$(540.7)		$7.5		$58.5		$48.7	$96.6
Net income (loss) per share –
Basic	$(4.48)		$.07		$.53		$.44	$1.04
Diluted	$(4.48)		$.05		$.37		$.35	$.94

	December 31,
	2011		2010		2009	2008		2007
					(millions)
Balance Sheet Data
Cash and cash equivalents	$37.6		$151.0		$131.3	$248.5		$886.1
Inventories	1,752.0		1,522.5		1,301.2	1,231.9		1,153.4
Property, plant and equipment, net	1,187.1	(1)	1,231.4		1,115.1	736.1		292.2
Total assets	3,549.3		3,848.2		3,532.1	3,055.3		3,087.8
Current debt	85.0		-		-	95.7		-
Convertible preferred stock, current	88.6	(3)	-		-	-		-
Convertible preferred stock, non-current	-		78.2	(3)	-	-		-
Long-term debt	530.0		660.0		575.0	575.0		725.0
Other long-term liabilities	691.0	(6)	527.7		598.9	601.5	(6)	337.5
Stockholders’ equity	752.4	(6)	1,313.8		1,275.6	1,162.4	(6)	1,309.5

(1)
In 2011, we expensed $146.6 million of previously capitalized construction work in progress related to damaged centrifuge machines, earlier machines that were determined to no longer be compatible with the commercial plant design for the American Centrifuge Plant (“ACP”), and previously capitalized amounts related to prepayments made to a supplier for the ACP.

(2)	Other income in 2010 and 2011 includes pro-rata cost sharing support from DOE of $45 million for partial funding of American Centrifuge activities.

(3)
In September 2010, the first closing of $75 million occurred under a planned $200 million investment by Toshiba and B&W. Balances as of December 31, 2011 and December 31, 2010 include paid or accrued dividends paid-in-kind.

(4)
A significant reduction in American Centrifuge project activities due to project funding uncertainty resulted in special charges of $2.5 million for one-time termination benefits consisting of severance payments and short-term health care coverage and $1.6 million for various contract terminations.

(5)	Other income in 2009 consists of distributions paid to USEC of custom duties collected by the U.S. government as a result of trade actions.

(6)
Retiree benefit plan actuarial losses increased and asset values declined significantly in 2011 and 2008 which contributed to the increases in other long-term liabilities and decreases in stockholders’ equity.

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

USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We:

•	supply LEU to both domestic and international utilities for use in about 150 nuclear reactors worldwide;

•	enrich uranium at the Paducah gaseous diffusion plant (“GDP”) that we lease from the U.S. Department of Energy (“DOE”);

•	are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts;

•	are working to deploy what we believe is the world’s most advanced uranium enrichment technology, known as the American Centrifuge;

•	provide transportation and storage systems for spent nuclear fuel and provide nuclear and energy consulting services; and

•	perform limited contract work for DOE and its contractors at the Paducah and Portsmouth sites.

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

We currently produce or acquire LEU from two principal sources. We produce about half of our supply of LEU at the Paducah GDP in Paducah, Kentucky, and we acquire the other portion under a contract with Russia (the “Russian Contract”) under the Megatons to Megawatts program. Under the Russian Contract, we purchase the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

Our business is in a state of significant transition. Managing this transition has been made more challenging by the events of 2011. In March 2011, an earthquake, tsunami and its aftermath caused irreparable damage to four reactors in Japan and subsequently resulted in more than 50 reactors in Japan and Germany being off-line at the start of 2012. The shutdown of these reactors has affected supply and demand for LEU and this impact could grow more significant over time depending on the length and severity of delays or cancellations of deliveries. In particular, based on current market conditions, we do not see any significant uncommitted demand for LEU over the next two to four years. During 2011, we also experienced further delays in our efforts to finance a next generation uranium enrichment plant, the American Centrifuge project. As described below, we have significant decisions to make in 2012 regarding major aspects of our business.  We also must continue to manage events that occur that are outside of our control, including actions that may be taken by vendors, customers and other third parties in response to our decisions or based on their view of our financial strength and future business prospects. Events that unfold in 2012 will define our business into the future. For a discussion of the potential risks and uncertainties facing our business, see Item 1A, Risk Factors.

During 2011 we completed the transition of our Portsmouth contract services business. In September 2011 we transitioned facilities at the former Portsmouth gaseous diffusion plant that we were maintaining for DOE to the DOE decontamination and decommissioning (“D&D”) contractor for the site. This was work we had been doing since the Portsmouth GDP ceased enrichment operations in 2001 and represented the bulk of our contract services work. Going forward, revenue from this segment will be substantially lower and will be derived primarily from our wholly owned subsidiary, NAC International. We believe NAC is well positioned to participate in the growing spent fuel market worldwide. .

In early 2012, we expect to make an important decision regarding the continued operation of the Paducah GDP, which could result in our ceasing, for at least a period of time, to commercially enrich uranium. Although we are working hard to identify a way to keep this plant open, we do not currently believe the factors are in place to support continued operation.  In order to continue to operate beyond May 2012, we will need a combination of additional demand for LEU, an agreement with DOE for programs such as enriching a portion of DOE’s depleted uranium (“tails”) stockpile, and an acceptable power supply arrangement to support the plant production needed to operate the plant in an economic manner.  We have viewed continued Paducah operations as a bridge to our ultimate deployment of the American Centrifuge technology, and a decision to shut down the Paducah GDP before we have established a definitive timeline for future deployment of the American Centrifuge Plant could significantly impact our competitive position. For a discussion of the potential implications of a decision to shut down Paducah operations and the risks of continued Paducah operations, see Item 1A, Risk Factors.

We are in a period of significant uncertainty regarding the American Centrifuge project. We cannot continue to fund the project on our own and we are working to secure funding for a two-year cost-sharing research, development and demonstration (“RD&D”) program with DOE to enable us to continue spending and determine our ability to successfully deploy the American Centrifuge project. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million. In parallel, we are also making preparations for a potential demobilization of the project if DOE funding is not obtained for the RD&D program. We expect that any deployment will likely require restructuring of the project and our investment.

We are in the last two years of the 20-year contract implementing the Megatons to Megawatts program. In March 2011, we signed a commercial agreement with Russia that provides continued access to this important source of supply following the conclusion of the Megatons to Megawatts program. We have also agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology.

Our View of the Business Today

Events that unfolded in 2011 as a result of the March 2011 Fukushima earthquake and tsunami in Japan have affected our view of the business today. Although long-term forecasts continue to suggest growth in uranium enrichment demand, the impact of Fukushima has resulted in excess supply. This is a significant challenge as we face near-term decision points in our business and transition our supply sources. We continue to believe that nuclear power is an essential component of the world’s electricity generation mix. There is a global fleet of approximately 430 nuclear reactors that provide about 14% of the world’s electricity. The United States has the largest number of reactors with 104 operating units that provide approximately 20% of the nation’s electricity. The World Nuclear Association reports that more than 60 reactors are currently under construction and another 500 are ordered, planned or proposed to be in operation by 2030. In China, two dozen new units are being built and another 50 reactors are in the planning stage. However, the March 2011 events in Japan and the action of some governments to limit the use of nuclear power has resulted in near-term reduction in the number of reactors operating and uncertainty regarding the long-term impact of the events in Japan.

Aftermath of Japanese Earthquake and Tsunami

The Fukushima Daiichi plant’s six reactors are now shut down and at least four of the six are not expected to reopen. Approximately 50 reactors in Japan were not damaged by the earthquake but were shut down for periodic maintenance and refueling. They have remained off line as part of extended governmental inspections and local government reviews. As of December 31, 2011, only six of Japan’s nuclear reactors were in service. Stress tests on all Japanese reactors were ordered by the government. These stress tests are underway but it could be several months into 2012 before reactor restarts are approved.  These prolonged outages have resulted in excess SWU supply in the market. We have long been a leading supplier of LEU to Japan. Over the last three years, sales to Japan have accounted for approximately 10% to 15% of our revenue. We believe Japan still requires the carbon-free, base load electricity that these reactors generate to meet industrial, business and residential demand. During the summer of 2011, about half of the power reactors were on line and Japan suffered through electricity shortfalls during peak periods. Without nuclear power, the summer power shortages are expected to increase in 2012, with resulting anticipated adverse impacts on Japan’s economy and its trade deficits.

Following the events at Fukushima, some European governments took actions to limit the use of nuclear power in their nations. For example, Germany has shut down eight of its reactors and announced that it will be phasing out all 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, our European competitors that serve the German reactors now have excess nuclear fuel available to sell, further adding to the excess supply in the market. The events at Fukushima and its aftermath have negatively affected the balance of supply and demand of LEU for the next 2-4 years, as reflected in lower uranium and nuclear fuel prices in recent months.

We believe the longer term effect of the events in Japan on the nuclear fuel market is uncertain and subject to changes the energy strategies of individual countries. We see continued growth in the number of nuclear power reactors internationally, but that growth may be at a slower pace than previously anticipated or may be concentrated more in emerging markets that may be more difficult for us to enter. We estimate that the enrichment industry market is currently about 50 million SWU per year. In the past five years, we have delivered LEU containing 9 to 13 million SWU per year. The approximately 60 reactors currently under construction will likely be finished, adding about 6 million SWU of annual demand. China has outlined an ambitious schedule for building new reactors that is unlikely to be significantly reduced, although a transition to the inherently safer Generation III reactors in China may lengthen plant construction timelines. China is also expanding its own enrichment capacity.

Nuclear Outlook

We believe the economic fundamentals for building additional U.S.-based uranium enrichment capacity are still in place: the successful Megatons to Megawatts program will come to an end in 2013; the gaseous diffusion plants operating in the United States and France will likely be closed in the near term; and new reactors are being built to meet growing demand for electricity. Western uranium enrichers have been entering into contract terms of a decade or longer with utility customers, assuring that uranium enrichment capacity expansion is tied directly to existing reactors or ones under construction. However, all of our competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.

Balanced against this positive outlook is a slower growth forecast for electric power demand due to worldwide recessionary conditions and lower prices for alternative fuels, specifically natural gas in the United States, which is at its lowest price levels in a decade due to new supplies. This could slow the need for new base load nuclear power capacity. In addition, cost estimates for building new reactors have increased substantially over the last several years. Nonetheless, population growth, increasing per capita demand for electric power, particularly in emerging markets, and government actions to reduce carbon emissions provide a strong foundation for a strengthening in demand for nuclear fuel.

Our competitors are building new or expanded facilities in the United States and their home countries. Urenco is expanding its European capacity and is increasing capacity of its gas centrifuge enrichment plant in New Mexico, although it has not yet shipped product from that facility. Areva, the French-government owned enricher, has commenced commercial operations of a centrifuge plant in France that it is building to replace its gaseous diffusion plant. Areva also received a construction and operating license from the NRC in 2011 for a centrifuge enrichment plant in Idaho, but subsequently announced a delay in starting construction due to a need to reduce capital spending under a new strategic plan.  Furthermore, under this strategic plan, Areva has suspended any planned capacity expansions for Georges Besse II plant located in France beyond 7.5 million SWU. Russia has the largest enrichment capacity and plans to expand that capacity. Rosatom/TENEX also uses centrifuge technology.

Although the announced enrichment capacity additions by the world’s four major uranium enrichers are not sufficient to meet the expected demand for LEU by 2030, centrifuge enrichment technology used by the industry is modular and can be expanded to meet emerging demand. In addition, China is emerging as a growing producer of low enriched uranium and has begun to supply a limited foreign market.

Russian Supply Transition

The 20-year Russian Contract implementing the Megatons to Megawatts program is expected to be completed in 2013. After that time, the limited quotas imposed under terms of a treaty and law will increase so that Russia will be able to sell LEU directly into the United States equal to approximately 20% of the U.S. demand, or about 3 million SWU per year, from 2014 through 2020, with additional quantities eligible to be imported for use in the initial fueling of new U.S. reactors.

On March 23, 2011, USEC signed an agreement with TENEX for the 10-year supply of Russian LEU, which became effective in December 2011. Unlike the Megatons to Megawatts program, the quantities supplied under the new agreement will come from Russia’s commercial enrichment activities rather than from downblending of excess Russian weapons material. Under the terms of the new agreement, the supply of LEU to USEC will begin in 2013 and increase until it reaches a level in 2015 that includes a quantity of SWU equal to approximately one-half the level currently supplied by TENEX to USEC under the Megatons to Megawatts program. Beginning in 2015, TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU up to an amount equal to the amount USEC now purchases each year under the Megatons to Megawatts program. The LEU that USEC obtains from TENEX under the new agreement will be subject to quotas and other restrictions applicable to commercial Russian LEU that do not apply to LEU supplied to USEC under the Megatons to Megawatts program, which could adversely affect our ability to sell the commercial Russian LEU that we purchase under the new agreement. Deliveries under the new supply agreement are expected to continue through 2022.  USEC will purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. The pricing terms for SWU under the agreement are based on a mix of market-related price points and other factors.

The new supply agreement provides USEC continued access to an important part of its existing supply mix. As we continue to work towards building an American Centrifuge Plant, we continue to review structuring options and strategic alternatives to realize long-term shareholder value. In that context, USEC and TENEX have agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology. Any decision to proceed with such a project would depend on the results of the feasibility study and would be subject to further agreement between the parties and their respective governments.

American Centrifuge Plant Transition

We continue to believe that the best path to maximizing long-term shareholder value is to maintain a viable path to the deployment of the American Centrifuge Plant and that a DOE loan guarantee is critical to financing the American Centrifuge Plant. Despite our continued efforts through most of 2011 to obtain a conditional commitment for a loan guarantee from DOE, we were not successful during 2011 in satisfying DOE’s concerns regarding the financial and project execution depth of the American Centrifuge project. Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the project to enhance the technical and financial readiness of the centrifuge technology for commercialization. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million. DOE indicated that our application for a DOE loan guarantee would remain pending during the RD&D program but has given us no assurance that a successful RD&D program will result in a loan guarantee. DOE’s Loan Guarantee Program came under significant scrutiny during 2011 due to the bankruptcy of solar energy company Solyndra and other loan guarantee recipients, which may adversely impact the future of the program or make obtaining a loan guarantee even more challenging in the future.

Despite the lack of a conditional commitment for a loan guarantee, DOE’s proposal to cost-share the RD&D program reflects the importance the U.S. government places on having a source of domestic uranium enrichment. We have begun work on the RD&D program and we have funded it through March 31, 2012. The effort to fund the program for a longer period has involved Congress and despite extensive efforts, we have not yet finalized an agreement and obtained federal funding for the program. The current political environment in Washington has significantly slowed the legislative process. The two houses of Congress are each held by a different political party and in an election year the necessary bipartisan support will be difficult to achieve. Moreover any agreement would likely also require restructuring of the project and of our investment. In light of our inability to reach a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding our prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, we currently are evaluating our options concerning the American Centrifuge project, including whether to further reduce our spending on the project or begin a demobilization of the project. Our evaluation of these options is ongoing. See Part I, Items 1 and 2, Business and Properties – American Centrifuge Plant and Item 1A, Risk Factors.

Paducah Gaseous Diffusion Plant Transition

We are also facing a near-term decision regarding the continuation of operations at the Paducah gaseous diffusion plant beyond May 2012. Our production facility in Paducah, Kentucky is leased from the U.S. government and was built in the 1950s for defense purposes. Although the plant continues to operate at a very high level of efficiency, the technology uses significant amounts of electric power that is increasingly putting us at a competitive disadvantage compared to our foreign-owned competitors who operate gas centrifuge plants. Although our goal is to extend operations at the Paducah GDP, we do not currently believe the factors are in place to support continued operation.  In order to continue to operate beyond May 2012, we will need to be successful in the near term in the following three areas, none of which have been achieved to date and all of which are subject to significant uncertainty: identifying additional demand for LEU needed to support continued Paducah production at the production level necessary to make the plant economic; obtaining a contract with DOE for programs such as enriching a portion of the DOE’s depleted uranium (“tails”) stockpile on satisfactory terms and in sufficient amount to maintain plant production capacity at an economic level; and negotiating an acceptable power arrangement with TVA or other suppliers of power who have sufficient transmission capacity to supply the plant. In the past, the Paducah GDP has been needed to meet market demand for SWU, but the Fukushima event and subsequent responses have reduced the uncommitted demand in the market over the next two to four years and the market may not support continued operation of the Paducah GDP.

We have proposed a program to DOE to re-enrich a portion of DOE’s stored depleted uranium. Such a program would reduce DOE’s costs of ultimately disposing of the depleted uranium. Depleted uranium re-enrichment would create a valuable uranium asset that could help fund DOE programs while providing production load to our enrichment operations at the Paducah GDP. In June 2011, the Government Accountability Office estimated the value of DOE’s depleted uranium to the government was $4.2 billion. Legislation requiring DOE to enter into such a program has been introduced in Congress, but enactment of such legislation and timing is uncertain. Based upon our current outlook for demand and discussions with customers, we do not believe there is sufficient demand to support a Paducah extension even with an agreement with DOE for tails re-enrichment to absorb a portion of the plant production capacity. As an alternative, we have recently been in discussions regarding the potential for the Bonneville Power Administration (“BPA”), a federal agency within the DOE, to purchase a sufficient amount of SWU to support a potential one-year extension of Paducah enrichment operations.  Under this arrangement, DOE would transfer some of its depleted uranium to BPA to be used as the feed material for the LEU produced under such an arrangement and BPA would pay us for the SWU component of the LEU produced. However, we have no assurances that we will reach an agreement regarding such an arrangement on acceptable terms or at all.

Because approximately 70% of our cost of production is electricity, we are sharply focused on the price we pay for power at Paducah. Our power supply contract with TVA expires May 31, 2012 and we are evaluating additional power purchases from TVA and other sources. A lack of high-voltage transmission capacity in that region may effectively limit our alternatives to TVA. We expect to make decisions regarding an extension of Paducah GDP operations in the next few months. A decision to cease operations at the Paducah GDP could have a material adverse effect on our business and prospects. Without operations at Paducah beyond May 2012, we would cease commercial enrichment of uranium during any transition period to centrifuge technology. This could have an adverse impact on our relationships with customers and the U.S. government. See Item 1A, Risk Factors, “A decision to cease enrichment operations at the Paducah GDP could have a material adverse effect on our business and prospects.”

Contract Services Transition

With the conclusion of our Portsmouth site services contracts in September 2011, our contract services work will be primarily derived from our subsidiary NAC. One area of industry focus coming out of the events at Fukushima has been the amount of spent nuclear fuel stored underwater in pools at nuclear facilities around the world. In the United States alone, there are tens of thousands of spent fuel assemblies being stored in large pools in protected areas at the power plants. The federal government had focused on Yucca Mountain as the nation's spent fuel repository site and Congress confirmed DOE's selection of the site in 2002. However, DOE is seeking to halt the repository and its future is highly uncertain. Regulators in the United States have continued to assert the safety of both wet and dry storage of spent nuclear fuel. However, in this operating environment, plant operators may increasingly turn to dry cask storage technology to off-load older and cooler nuclear fuel assemblies from their spent fuel pools. This may increase near-term demand for dry cask storage systems. The report of the Secretary of Energy’s Blue Ribbon Commission on America’s Nuclear Future, issued on January 26, 2012, contains several recommendations related to spent fuel storage, which could, if implemented by the executive and legislative branch, have future impact on NAC’s spent fuel storage and transportation business. Specifically, the report recommended the authorization of consolidated interim storage facilities. This may increase the demand for spent fuel transportation casks to transport spent fuel canisters and the need for new storage modules at the consolidated interim storage facilities. Our subsidiary NAC has a full range of dry cask storage systems, including the MAGNASTOR® System, which has among the largest storage capacities of any cask system approved to date.

In the United States, NAC competes with two companies and has a market share that is roughly 30% of installed, multi-purpose canister concrete storage systems. We estimate the accessible and uncommitted global market over the next 10 years for spent fuel storage systems to be roughly $1.5 billion, and this market could increase if utilities’ spent fuel storage plans are revised to transfer more fuel stored in pools into dry storage casks to reduce pool heat loads.  NAC is well prepared to support the market if there is expanded interest from utilities seeking to proactively move additional spent fuel out of storage pools or if there are regulatory-driven mandates.

Summary

2011 was a challenging year and we will continue to be under significant competitive and cost pressures in 2012 and beyond. However we believe we have a strong base from which to transition and build. We have a decades-long reputation with our customers around the world for meeting their nuclear fuel requirements in-spec, delivered on time, every time. We have a highly efficient centrifuge machine that can substantially reduce our power requirements and make us a low-cost producer. We believe American Centrifuge could provide exceptional optionality to investors as it has the potential to dramatically change our cost structure. We expect to reduce the project risk of building a new enrichment plant populated with this AC100 machine through a research, development and demonstration program. This two-year program will also provide time for impact of the current market disruption due to the aftermath of the Japanese earthquake and tsunami to be more fully developed and understood.

During 2012 we will make important decisions regarding the future of the Paducah GDP. Based on our current view of the market, we do not see sufficient near-term demand to support production of low enriched uranium for our utility customers. Therefore, at some point in the next 18 months we expect to cease commercial enrichment at the Paducah GDP but the facility may remain operational to meet other requirements. As a result, we expect to be a smaller company going forward. We have already transitioned much of our contract services infrastructure at Piketon and anticipate ongoing reductions as we align our staff with the work to be accomplished going forward. In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support this review. We expect this review will result in a significantly smaller workforce over time. We could announce actions affecting employees in the second quarter of 2012.

LEU Segment

Revenue from Sales of SWU and Uranium

Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,
•	sales of both the SWU and uranium components of LEU, and
•	sales of uranium.

The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 23% of revenue from our LEU segment in 2011. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements for additional fuel. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts.

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under contracts with customers. At December 31, 2011, we had contracts with customers aggregating an estimated $5.8 billion, including $1.5 billion expected to be delivered in 2012 and $3.5 billion through 2015. Backlog was $6.7 billion at December 31, 2010 and $8.0 billion at December 31, 2009. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions including our estimates of selling prices, which are subject to change. Depending on the terms of specific contracts, prices may be adjusted based on published SWU or uranium market price indicators prevailing at the time of delivery. Other pricing elements may include escalation based on a general inflation index, a power price index or a multiplier of our actual unit power cost. We utilize external composite forecasts of future market prices and inflation rates in our pricing estimates. Pricing elements included in our SWU contracts are intended to correlate with our sources for enrichment supply. Current sources consist of our production from the Paducah GDP and purchases under the Russian Contract. Purchases under the Russian Contract will cease at the end of 2013 and reduced purchases from Russia will commence under a commercial contract. We are evaluating whether to extend Paducah GDP enrichment operations beyond the expiration of our power contract in May 2012 and our potential future production from deployment of the ACP is uncertain. Our business is in transition and our future backlog will reflect our changing sources of supply. Additional details are provided in Part I, Item 1A, Risk Factors, including “The dollar amount of our sales backlog, as stated at any given time, is not necessarily indicative of our future sales revenues” and “Our inability to secure a loan guarantee on a timely basis may adversely affect our backlog of contracts for the output of the American Centrifuge project, and may result in diminished prospects for securing financing for the plant.”

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

Customer payments for the SWU component of LEU typically average approximately $20 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations. Customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle. Our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to modify, delay, suspend or shut down nuclear reactor operations within their jurisdictions, including in response to the March 2011 events in Japan.

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we have been working with customers regarding the timing of their orders, in particular the advancement of those orders. Rather than selling material into the limited spot market for enrichment, USEC has advanced orders from 2011 into 2010 and orders from 2012 into 2011. Based on our outlook for demand and our anticipated liquidity and working capital needs, we are continuing to seek to work with customers to advance orders into 2012. If customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue is recorded in an earlier than originally anticipated period. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. As a result of the lack of near term demand due to the impacts of the events in Japan on the market, we have not been able to replace many of the order advancements that we have done in the past with additional sales, which has had the effect of reducing our backlog as of December 31, 2011. Delays in decisions with respect to the extension of Paducah plant operations and delays in the deployment of the American Centrifuge project have also had a negative effect on our backlog as our sales are a function of our future supply, including potential supply from Paducah plant operations and from the American Centrifuge Plant. Looking out beyond the next 2-4 years, we expect an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog and thus decrease the need to advance orders in the future. However, the amount of any demand and our ability to capture that demand is uncertain. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable. In light of the order advancements that we have done in the past, additional order advancements are challenging.

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
	December 31,
	2011	2010	2009	2008	2007
Long-term SWU price indicator ($/SWU)	$148.00	$158.00	$165.00	$159.00	$143.00
UF6:
Long-term price composite ($/KgU)	176.13	190.07	167.77	195.15	260.47
Spot price indicator ($/KgU)	143.25	173.00	120.00	140.00	241.00

A substantial portion of our earnings and cash flows in recent years has been derived from sales of uranium, including uranium generated by underfeeding the production process at the Paducah GDP. Most of our inventories of uranium available for sale have been sold as reflected in the reduced revenue from uranium in 2011 as compared to 2010.  We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we may vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment, resulting in excess uranium that we can sell. We expect uranium sales to have less of an impact on earnings going forward compared to prior years, in particular if a decision is made to cease enrichment operations at Paducah that will also affect our ability to generate uranium by underfeeding. Our average unit cost for uranium inventory has risen over the past several years as production costs are allocated to uranium from underfeeding based on its net realizable value. We will continue to monitor and optimize the economics of our production based on the cost of power and market conditions for SWU and uranium.

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

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2011, the power load at the Paducah GDP averaged 1,376 megawatts, compared to 1,555 megawatts in 2010 and 1,645 megawatts in 2009. We purchase most of the electric power for the Paducah GDP from TVA under a power purchase agreement that expires May 31, 2012. The base price under the TVA power contract increased moderately during the term based on a fixed, annual schedule, and is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has imposed an average increase over base contract prices of about 12% in 2011, 10% in 2010, and 6% in 2009. The average fuel cost adjustment in 2011 was affected by TVA’s temporary power generating capacity losses during April and May which were caused by severe tornado and thunderstorm damage, necessitating the purchase of significant volumes of higher cost replacement power. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices for the remainder of the power contract through May 2012.

The monthly quantities of power purchased by USEC under the TVA power contract are fixed. Under the terms of the agreement, beginning September 1, 2010, we began to buy 1,650 megawatts instead of the 2,000 megawatts we had been purchasing in non-summer months since 2007. This reduction was included in the contract to provide a transition for the TVA power system for the end of the power contract in 2012. In addition, as a result of flood conditions near the Paducah plant, we coordinated with TVA to ramp down power purchases in 2011 to summer operation levels earlier than planned. Some of this power that was deferred in 2011 due to the flood conditions was purchased by us as supplemental power in February 2012. In the summer months (June – August), we supplemented the 300 megawatts we buy under the TVA contract with additional power purchased at market-based prices. As discussed above, as part of our transition planning, we are evaluating possible sources of power for delivery after May 31, 2012 if a decision is made to continue Paducah operations beyond May 2012.   We have been in discussions with TVA and potential alternate sources of electricity. However, we have not been willing to commit to any power purchases until we believe the plant economics can support a decision to extend Paducah production. Without extended operations, we would require significantly less power as we gradually transition down to a level where we would maintain the facility at an electricity load that is 2% to 3% of our current power purchase.

We are required to provide financial assurance to support our payment obligations to TVA. These include a letter of credit and weekly prepayments based on TVA’s estimate of the price and our usage of power.

We purchase about one-half of our SWU supply under the Russian Contract. Prices under the contract are determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. The price per SWU under the Russian Contract for 2011 was 3% higher compared to 2010.

Paducah GDP Transition

As described above under “Our View of the Business Today – Paducah Gaseous Diffusion Plant Transition,” we are facing a near-term decision regarding the continuation of operations at the Paducah gaseous diffusion plant beyond May 2012. The current lease for the Paducah GDP expires in 2016. However, under the terms of the lease, we can terminate the lease prior to expiration upon two year’s prior notice. We can also de-lease portions of the property under lease to meet our changing requirements upon 60 days prior notice with DOE’s consent, which cannot be unreasonably withheld. If we make a decision to not continue to operate the plant beyond May 2012 or to continue for only a short period of time, we could accelerate expenses for certain assets such as previously capitalized leasehold improvements and machinery and equipment related to the Paducah GDP. As of December 31, 2011, net book value of property, plant and equipment included in our consolidated balance sheet was $66.8 million related to Paducah operations. These assets are being depreciated over their estimated life based on the current lease term through 2016. We have accrued liabilities for lease turnover costs related to the Paducah GDP, included in our other long-term liabilities, of $42.6 million at December 31, 2011 that could be accelerated from a cash standpoint and considered as current liabilities if we were to terminate the lease prior to the current expiration date.

We would also expect to incur significant costs in connection with a decision to shut down Paducah operations, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans. If a decision is made to shut down Paducah operations, we would expect to de-lease the Paducah GDP except for certain facilities used for shipping and handling, inventory management and site services that are needed for our ongoing operations, including deliveries to customers of our inventory of LEU and handling of Russian material through 2013 under the Russian Contract, or beyond under the Russian Supply Agreement. However, we have no assurance that DOE would accept facilities that we wish to de-lease in the timeframe desired, which could result in additional costs.

The ongoing economics of the Paducah GDP are being increasingly challenged.  Our inventories of SWU and uranium are valued at the lower of cost or market. Production costs are added to inventory using the monthly moving average cost method. We compare our inventory cost against market prices and if our inventory costs were to exceed market prices, we could be required to take an inventory impairment. A decision to shorten Paducah’s plant life could also adversely increase our cost of sales.

Contract Services Segment

Revenue from Contract Services

We perform services and earn revenue from contract work through our subsidiary NAC and from contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site. USEC ceased uranium enrichment at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Over the past decade, we maintained the Portsmouth site and performed services under contract with DOE. On September 30, 2011, contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to the decontamination and decommissioning (“D&D”) contractor selected by DOE for the site. Consequently, we ceased providing government contract services at Portsmouth on September 30, 2011. We will continue to provide some limited services to DOE and its contractors at the Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment, however, will decrease significantly going forward compared to prior periods and will be comprised primarily of revenue generated by NAC. Revenue from Portsmouth’s government contract services activities comprised approximately 80% of the total revenue for the contract services segment in 2010 and 59% in 2011. See “– Portsmouth Site Transition” below.

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

DOE funded a portion of the work at Portsmouth through an arrangement whereby DOE transferred uranium to us which we immediately sold. We completed six competitive sales of uranium between the fourth quarter of 2009 and the first quarter of 2011. Our receipt of the uranium was not considered a purchase by us and no revenue or cost of sales was recorded upon its sale. This is because we had no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The value of the contract work is based on the cash proceeds from the uranium sales less our selling and handling costs. The net cash proceeds from the uranium sales were recorded as deferred revenue, and revenue was recognized in our contract services segment as services were provided.

Contract Services Receivables

Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations. DOE historically has not approved our provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008, 2009 and 2010 . DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004. There is the potential for additional revenue to be recognized based on our final billing rates pending the outcome of audits and DOE reviews. However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

Our consolidated balance sheet includes receivables, net of valuation allowances, from DOE or DOE contractors of $37.8 million as of December 31, 2011. Of the $37.8 million, $19.0 million represents revenue recorded for amounts not yet billed due to the absence of approved billing rates referenced above (referred to as unbilled receivables). Past due receivables from DOE or DOE contractors increased from $10.9 million at December 31, 2010 to $20.1 million at December 31, 2011, of which $11.2 million is related to the 2002 through 2009 historical periods. On December 2, 2011, we submitted a certified claim for $11.2 million under the Contract Disputes Act (“CDA”) for payment of breach-of-contract amounts equaling unreimbursed costs for the periods through December 31, 2009. We believe DOE has breached its agreement by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis. In a letter response dated January 31, 2012, DOE informed us that it will provide a written decision on or before June 2, 2012 related to the claim. In addition, we submitted a second certified claim for $9.0 million under the CDA related to the 2010 historical period on February 16, 2012.

Portsmouth Site Transition

As mentioned above, on September 30, 2011, we completed the transition of Portsmouth site facilities to the D&D contractor. As part of the transition, at our request, the NRC terminated our certificate of compliance for the Portsmouth site. We continue to lease facilities used for the ACP and administrative purposes in Piketon, Ohio. DOE has agreed to provide infrastructure services in support of the construction and operation of the ACP. USEC is permitted to re-lease certain facilities in the event they are needed to provide utility services to the ACP and DOE or its contractors are not continuing such services.

Under our lease agreement with DOE, ownership of capital improvements related to the transitioned Portsmouth site facilities that we left behind as well as responsibility for D&D of such improvements transferred to DOE. In addition, we elected in 2010 to leave certain impaired inventory at the Portsmouth site and charged $1.5 million to cost of sales. The turnover requirements of the lease required us to remove USEC-generated waste. In connection with the return of facilities, DOE agreed to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. USEC agreed to pay DOE its cost of disposing of such wastes which was estimated to be $7.8 million and is recorded as a current liability.

The transition of Portsmouth site contract services workers from USEC to the D&D contractor began in the first quarter of 2011 and was completed on September 30, 2011. We paid severance pay in the fourth quarter of 2011 totaling less than $1 million for those workers not offered employment by the D&D contractor, with DOE owing a portion of this amount related to contract closeout.

The cessation of certain U.S. government contract activities and the transfer of employees in Portsmouth triggered certain curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans. Since a substantial number of employees were expected to be leaving USEC as a result of the transitioning of our government services work to the D&D contractor, we recognized approximately $0.4 million in our cost of sales in December 2010 related to unamortized prior service costs based on our employee population at Portsmouth. Additionally, we recognized $5.1 million in cost of sales in 2011 for curtailment charges related to the pension plan and postretirement benefit plans based on additional information and clarification on the timing and number of employees leaving USEC and refined actuarial estimates. Our curtailment charges for both the pension and postretirement health and life benefit plans reflects terminations for all employees transitioning at the Portsmouth site to the D&D contractor.

Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, are anticipated to be billed to DOE and recorded as revenue when contract closeout occurs and amounts are deemed probable of recovery. Our current estimate for these billable costs is approximately $35 million which includes an estimate to complete outstanding DOE audits within a reasonable period of time. This estimate does not include ongoing cost reimbursable work being performed and amounts already included in our receivable balances. These contract closeout costs to be billed to DOE include DOE’s share of costs for our defined benefit pension plan, our postretirement health and life benefit plans, DOE’s share of severance, and other miscellaneous costs. The actual amounts are subject to a number of factors and therefore subject to significant uncertainty including uncertainty concerning the amount that may be reimbursable under contracts with DOE.

Advanced Technology Costs

American Centrifuge

Costs relating to the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. For further details, refer to “– Critical Accounting Estimates – Advanced Technology Costs.” Expenditures related to American Centrifuge technology for the years ended December 31, 2011, 2010, and 2009, as well as cumulative expenditures as of December 31, 2011, follow (in millions):

	2011	2010	2009	Cumulative as of December 31, 2011
Amount capitalized (A)	$108.5	$129.9	$379.3	$1,286.7
Less: Expense of previously capitalized amounts (B)	(146.6)	-	-	(146.6)
Net amount capitalized	(38.1)	129.9	379.3	1,140.1
Amount expensed (B)	271.6	107.8	117.5	1,039.0
Total ACP expenditures, including accruals (C)	$233.5	$237.7	$496.8	$2,179.1

(A)Amounts capitalized as part of property, plant and equipment (primarily as part of construction work in progress) total $1,119.0 million as of December 31, 2011, including capitalized interest of $105.4 million. Annual capitalized interest was $33.4 million in 2011, $31.6 million in 2010, and $22.9 million in 2009. Prepayments to suppliers for services not yet performed totaled $21.1 million as of December 31, 2011.

(B)Expense included as part of Advanced Technology Costs. See discussion below on the expense of previous capitalized costs during 2011.
(C)Total ACP expenditures are all American Centrifuge costs including, but not limited to, demonstration facility, licensing activities, commercial plant facility, program management, interest related costs and accrued asset retirement obligations capitalized. This includes accruals of $11.0 million at December 31, 2011 and $14.5 million at December 31, 2010.

In addition to the capitalized costs illustrated above, we have deferred financing costs of approximately $6.7 million for costs related to the ACP project, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs related to the DOE Loan Guarantee Program will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

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

During the fourth quarter of 2011, we expensed $127.1 million of previously capitalized work in progress costs related to a number of earlier AC100 centrifuge machines. These centrifuges were replaced in the lead cascade in 2011 to make room for testing of a new group of AC100 centrifuge machines. Costs related to the initial set of AC100 machines that were removed from the lead cascade were expensed since these machines are no longer compatible with the current design and we do not expect them to be used in a future commercial plant.

Also during the fourth quarter of 2011, we expensed $9.9 million of previously capitalized amounts related to prepayments made to a supplier for the American Centrifuge Plant. Our contract with this supplier could not be extended and this amount represents the remaining balance for prepayments for materials that we will not purchase under the contract. Under the terms of the contract, the prepayment is credited against a portion of the purchase price for the materials and we do not plan on purchasing sufficient material to recoup the full credit prior to expiration of the contract.

Beginning with the start of the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Spending at the reduced levels relates primarily to development and maintenance activities rather than capital asset creation. We also expect to expense costs under the RD&D program as incurred. Capitalization of expenditures related to ACP has ceased until commercial plant deployment resumes.  We continue to believe that future cash flows generated by the ACP will exceed our capital investment and our capital investment is more likely than not to be fully recoverable. We will continue to evaluate this assessment as conditions change, including as a result of activities conducted as part of the research, development and demonstration (“RD&D”) program being pursued. If conditions change, including if the current path to commercial deployment were no longer probable or our anticipated role in the project were changed, we could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.1 billion as early as the first quarter of 2012. Events that could impact our views as to the probability of deployment or our projections include a failure to successfully enter into an agreement with DOE to provide funding for the project as part of the RD&D program or an unfavorable determination in any phase of the RD&D program regarding the restructuring of the project.

For further details regarding the American Centrifuge project, see “Business and Properties – The American Centrifuge Plant.”  Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant are described in Item 1A, Risk Factors.

MAGNASTOR®

Advanced technology costs also include research and development efforts undertaken by NAC, relating primarily to its new generation MAGNASTOR dual-purpose concrete dry storage system for spent fuel. In February 2009, the MAGNASTOR System was added to the NRC’s list of dry storage casks certified for use under a general license. MAGNASTOR has among the largest storage capacities of any cask system approved to date. NAC continues to seek license amendments for the expanded use of the technology and submitted a license application to the NRC for certification of the MAGNASTOR transportation cask system, the MAGNATRAN, in January 2011. Subsequently, the NRC requested supplemental information from NAC regarding the MAGNATRAN license application and NAC is in the process of responding to this NRC request.

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

We have identified the following to be our critical accounting estimates:

Pension and Postretirement Health and Life Benefit Costs and Obligations

We provide retirement benefits under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:

•
The weighted average expected return on benefit plan assets was 7.5% for 2010 and 2011 and is 7.25% for 2012.  The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A 0.5% decrease in the expected return on plan assets would increase annual pension costs by $3.6 million and postretirement health and life costs by $0.2 million.

The differences between the actual return on plan assets and expected return on plan assets are accumulated in Net Actuarial Gains and (Losses), which are recognized as an increase or decrease to benefit costs over a number of years based on the employees’ average future service lives, provided such amounts exceed certain thresholds which are based upon the obligation or the value of plan assets, as provided by accounting standards. This difference is recognized in other comprehensive income.

•
A weighted average discount rate of 4.9% was used at December 31, 2011 to calculate the net present value of benefit obligations. The discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans. A 0.5% reduction in the discount rate would increase the valuation of pension benefit obligations by $61.6 million and postretirement health and life benefit obligations by $11.5 million, and the resulting changes in the valuations would increase annual pension costs by $5.6 million and postretirement health and life benefit costs by $0.8 million.

The reduction in the weighted average discount rate of 5.7% used at December 31, 2010 compared to the 4.9% used at December 31, 2011 increased our accumulated Net Actuarial  (Losses), which are recognized as an increase to benefit costs over a number of years based on the employees’ average future service lives. This change is recognized in other comprehensive income.

•
The healthcare costs trend rates are 8% projected in 2012 reducing to a final trend rate of 5.0% by 2018. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A 1% increase in the healthcare cost trend rates would increase postretirement health benefit obligations by about $8.5 million and would increase costs by about $1.0 million.

Costs for the Future Disposition of Depleted Uranium and GDP Lease Turnover Costs

The accounting for SWU and uranium inventories includes estimates and judgments. Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published spot price indicators at the balance sheet date. SWU and uranium inventory costs are determined using the monthly moving average cost method. Production costs are allocated to the uranium earned based on the net realizable value of the uranium, and the remainder of production costs is allocated to SWU inventory costs. Production costs include estimates of future expenditures for the conversion, transportation and disposition of depleted uranium, the treatment and disposal of hazardous, low-level radioactive and mixed wastes, and GDP lease turnover costs. An increase or decrease in production costs has an effect on inventory costs and cost of sales over current and future periods.

We store depleted uranium generated from our operations at the Paducah GDP and accrue estimated costs for its future disposition. Under federal law, we have the option to send our depleted uranium to DOE for disposition, but will continue to explore alternatives. DOE has constructed new facilities at Paducah and Portsmouth to process large quantities of depleted uranium owned by DOE. Test operations at these DOE facilities have been completed and preliminary operations have begun. If we were to dispose of our depleted uranium with DOE, we would be required to reimburse DOE for the related costs of disposing of our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years depending on plant availability. The method and timing of the disposal of our depleted uranium has not been determined. DOE has taken from USEC the disposal obligation for specific quantities of depleted uranium in past years, most recently through a cooperative agreement signed in March 2010 that provided for pro-rata cost sharing support for the funding of certain American Centrifuge activities in 2010 and through the March 13, 2012 agreement we entered into with DOE in which DOE accepted the disposal obligation for a specific quantity of depleted uranium in exchange for our transfer to DOE of title to LEU. Our long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that we generate, projected methods of disposition and estimated disposition costs. Our estimates of processing, transportation and disposal costs are based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance (refer to “Liquidity and Capital Resources – Financial Assurance and Related Liabilities”). Our estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability as well as financial assurance we provide for the disposition of depleted uranium are subject to change as additional information becomes available.

Lease turnover costs are estimated and accrued for the Paducah GDP. The balance of expected costs is being accrued over the expected productive life of the plant. Costs of returning the site to DOE in acceptable condition include removing nuclear material as required and removing USEC-generated waste. Significant estimates and judgments relate to staffing and other costs associated with the planning, execution and documentation of the lease turnover requirements.

The amount and timing of future costs could vary from amounts accrued. At December 31, 2011, the accrued liability for depleted uranium is $145.2 million and the accrued liability for lease turnover costs is $42.6 million.

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

Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant in Piketon, Ohio, engineering activities, construction of AC100 centrifuge machines and equipment, process and support equipment, leasehold improvements and other costs directly associated with the commercial plant including the capitalization of interest. Capitalized American Centrifuge costs are recorded in property, plant and equipment primarily as part of construction work in progress. In addition, deferred financing costs related to the DOE Loan Guarantee Program and the future financing for the American Centrifuge Plant are included in other long-term assets. Deferred financing costs relate to items such as loan guarantee application fees paid to DOE and third-party costs, and will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

During the second half of 2007, we moved from a demonstration phase to a commercial plant phase in which significant expenditures were capitalized based on management’s judgment that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement and economic viability.

Decontamination and decommissioning requirements for the ACP create an asset retirement obligation. Significant increases in asset retirement obligations and related capitalized asset costs will result when ACP construction is fully underway as part of the commercial plant deployment and plant operations. As construction of the ACP takes place, the present value of the related asset retirement obligation (the initially determined fair value of the future obligation) is recognized as a long-term liability. An equivalent amount is recognized as part of the capitalized asset cost during the construction period. During each reporting period, USEC reassesses and revises the estimate of the asset retirement obligation based on construction progress, cost evaluation of future decommissioning expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities. USEC has not recognized any changes to the capitalized asset cost related to the asset retirement obligation since the latter half of 2009, when USEC significantly reduced machine manufacturing and construction activities due to project funding uncertainty. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period.

The long-term liability for the asset retirement obligation is accreted, or increased, for the passage of time and the estimate also is revised for any changes in long-term inflation rate assumptions. The accretion, based on a time value of money calculation, is charged to cost of sales in the LEU segment. At the end of 2010, we reassessed the long-term liability and determined that the current fair value of the obligation was accrued at a sufficient amount based on construction progress and no further increase would be made until additional commercial plant deployment resumed.

We have approximately $1.1 billion of capitalized assets on our consolidated balance sheet related to the American Centrifuge technology. The continued capitalization of American Centrifuge costs is subject to ongoing review and successful project completion. As described above in “– Advanced Technology Costs – American Centrifuge”, beginning with the start of the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Our reduced spending beginning in the fourth quarter of 2011 relates primarily to development and maintenance activities rather than capital asset creation. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes. If conditions change and deployment were no longer probable or was delayed significantly from USEC’s current projections, USEC could expense up to the full amount of previously capitalized costs related to the ACP.

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. At December 31, 2011, the liability for unrecognized tax benefits, included in other long-term liabilities, was $3.7 million and accrued interest and penalties totaled $1.1 million.

Accounting for income taxes involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. In assessing the realization of deferred tax assets, we determine whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. Factors that may affect estimates of future taxable income include, but are not limited to, competition, changes in revenue, costs or profit margins, market share and developments related to the American Centrifuge Plant. In practice, positive and negative evidence is reviewed with objective evidence receiving greater weight. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. A cumulative loss in recent years is a significant piece of negative evidence and one of the most difficult forms of negative evidence to overcome.  We have a cumulative loss in recent years due to the significant loss incurred in the current year. The largest portion of the 2011 year net loss was recorded in the fourth quarter when the Company expensed previously capitalized costs related to a number of earlier AC100 centrifuge machines used in the lead cascade test program.

Our inability to overcome the strong negative objective evidence of a cumulative loss in recent years with sufficient objective positive evidence of future taxable income to realize our deferred tax assets required us to record a valuation allowance. To determine the amount of the valuation allowance, all sources of taxable income, including tax planning strategies, were analyzed. We determined that it is more likely than not that our net deferred tax assets will not be realized in the immediate future. The valuation allowance was recorded for the net deferred tax asset created by the expensing of previously capitalized costs related to a number of earlier AC100 centrifuge machines used in the lead cascade test program mentioned above, as well as all other previously recorded net deferred tax assets, including state deferred taxes. Therefore, in the fourth quarter of 2011 we recorded a full valuation allowance against the remaining net deferred tax assets of $369.1 million. At December 31, 2011, the total valuation allowance recognized against our net deferred tax assets was $370.6 million.

The valuation allowance results in the Company’s inability to record tax benefits on future losses until we generate sufficient taxable income to support the elimination of the valuation allowance. However, the valuation allowance will not affect the Company’s ability to use its deferred tax assets if it generates taxable income in the future. Management will reassess the realization of the deferred tax assets each reporting period; to the extent that the financial results improve and the deferred tax assets become realizable, USEC will reduce the valuation allowance accordingly.

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

2011 Compared to 2010
	2011	2010	Change	%
	(millions)
LEU segment
Revenue:
SWU revenue	$1,330.9	$1,521.4	$(190.5)	(13)%
Uranium revenue	131.8	236.1	(104.3)	(44)%
Total	1,462.7	1,757.5	(294.8)	(17)%
Cost of sales	1,391.1	1,623.2	232.1	14%
Gross profit	$71.6	$134.3	$(62.7)	(47)%

Contract services segment
Revenue	$209.1	$277.9	$(68.8)	(25)%
Cost of sales	196.5	253.8	57.3	23%
Gross profit	$12.6	$24.1	$(11.5)	(48)%

Total
Revenue	$1,671.8	$2,035.4	$(363.6)	(18)%
Cost of sales	1,587.6	1,877.0	289.4	15%
Gross profit	$84.2	$158.4	$(74.2)	(47)%

Revenue

The volume of SWU sold declined 15% in 2011 compared to 2010 reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 3% reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years.

The volume of uranium sold declined 53% in 2011 compared to 2010 and the average price increased 20%.  Sales volumes reflect the timing of customer orders and average prices reflect the particular price mix of contracts under which uranium was sold.

Revenue from the contract services segment declined 25% in 2011 compared to 2010. Contract service revenues at the Portsmouth site declined $97.5 million reflecting reduced site services at Portsmouth as work was transferred to the new D&D contractor as well as fee recognition on certain contracts in the first quarter of 2010. Revenues by NAC increased $31.5 million in 2011 compared to 2010 primarily as a result of increased sales of dry cask storage systems.

Cost of Sales

Cost of sales for the LEU segment declined $232.1 million (or 14%) in 2011 compared to 2010 primarily due to lower sales volumes, partially offset by higher unit costs. Cost of sales per SWU was 6% higher in 2011 compared to 2010. Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. An increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods. Production costs are allocated to uranium from underfeeding based on its net realizable value, and the remainder is allocated to SWU inventory costs. Cost of sales per SWU in 2011 was negatively impacted by higher unit production and purchase costs in 2011 compared to 2010 and the carryforward effect of higher unit production and purchase costs in 2010 compared to 2009.

Production costs declined $57.1 million (or 7%) in 2011 compared to 2010. Production volume declined 10% and the unit production cost increased 4%. Under our power contract with TVA, beginning September 1, 2010, the power that we purchase from TVA during the non-summer months (September – May) was reduced from 2,000 megawatts to 1,650 megawatts. As a result, megawatt hours purchased declined 11% in 2011 compared to 2010. The average cost per megawatt hour increased 3%, reflecting higher TVA fuel cost adjustments as well as the fixed, annual increase in the TVA contract price, partially offset by supplemental power purchases in the summer months at lower market-based prices than the prior year.

Purchase costs for the SWU component of LEU under the Russian Contract increased $20.5 million in 2011 compared to 2010 due to a 3% increase in the purchase cost per SWU.

Cost of sales for the contract services segment declined $57.3 million (or 23%), reflecting reduced contract services work at Portsmouth partially offset by increased cost of sales by NAC of $28.2 million as a result of increased sales of dry cask storage systems and curtailment charges of $5.1 million for the pension plan and postretirement benefit plans in connection with the transition of Portsmouth site contract service workers to the new contractor.

Gross Profit

Gross profit declined $74.2 million (or 47%) in 2011 compared to 2010. Our gross profit margin was 5.0% in 2011 compared to 7.8% in 2010. Gross profit for the LEU segment declined $62.7 million (or 47%) in 2011 compared to 2010 due to lower sales volume and higher unit costs, partially offset by higher average selling prices. Gross profit for the contract services segment declined $11.5 million (or 48%) in 2011 compared to 2010, reflecting fee recognition on certain contracts in the prior period as well as $5.1 million in pension plan and postretirement benefit plan curtailment charges in the current period, partially offset by increased gross profit for NAC of $8.8 million, an increase of $3.3 million compared to 2010.

The following table presents elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	2011	2010	Change	%
Gross profit	$84.2	$158.4	$(74.2)	(47)%
Advanced technology costs	273.2	110.2	(163.0)	(148)%
Selling, general and administrative	62.1	58.9	(3.2)	(5)%
Other (income)	(3.7)	(44.4)	(40.7)	(92)%
Operating income (loss)	(247.4)	33.7	(281.1)	(834)%
Preferred stock issuance costs	-	6.6	6.6	100%
Interest expense	11.6	0.6	(11.0)	(1833)%
Interest (income)	(0.5)	(0.4)	0.1	25%
Income (loss) before income taxes	(258.5)	26.9	(285.4)	(1061)%
Provision for income taxes	282.2	19.4	(262.8)	(1355)%
Net income (loss)	$(540.7)	$7.5	$(548.2)	(7309)%

Advanced Technology Costs

In 2011, we expensed a total of $136.7 million of previously capitalized work in progress costs related to damaged centrifuge machines and earlier machines that were determined to no longer be compatible with the commercial plant design for the American Centrifuge Plant. In addition, we expensed $9.9 million in the fourth quarter of 2011 of previously capitalized amounts related to prepayments made to a supplier for the American Centrifuge Plant. The Company’s contract with this supplier could not be extended and this amount represents the remaining balance for prepayments for materials that we will not purchase under the contract. Under the terms of the contract, the prepayment is credited against a portion of the purchase price for the materials and we do not plan on purchasing sufficient material to recoup the full credit prior to expiration of the contract. Beginning with the start of the fourth quarter of 2011, all ACP related project costs incurred have been expensed, including interest expense that previously would have been capitalized. Spending at the reduced levels relates primarily to development and maintenance activities rather than capital asset creation. We also expect to expense costs under the RD&D program as incurred. Capitalization of expenditures related to ACP has ceased until commercial plant deployment resumes.

Advanced technology costs include expenses by NAC of $1.6 million in 2011 and $2.4 million in 2010 to develop and expand its MAGNASTOR storage technology and its transportation counterpart, MAGNATRAN.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $3.2 million in 2011 compared to 2010, reflecting an increase of $1.8 million in consulting costs, a favorable lease adjustment of $0.5 million in the second quarter of 2010, and an increase of $0.3 million in director compensation related to two additional directors in 2011.

Other (Income)

In January 2011, we executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange, we recognized a gain on debt extinguishment of $3.1 million in the first quarter of 2011.

In March 2010, we reached a cooperative agreement with DOE to provide for pro-rata cost sharing support for continued funding of American Centrifuge activities with a total cost of $90 million. DOE made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which released encumbered funds for investment in the American Centrifuge technology that we had otherwise committed to future depleted uranium disposition obligations. The program was completed in January 2011 when we made the final qualifying expenditures of $1.2 million. DOE’s contribution on a 50% pro rata basis, or $0.6 million, was recognized as other income in the first quarter of 2011. In 2010, we made qualifying American Centrifuge expenditures of $88.8 million. DOE’s contribution on a 50% pro rata basis, or $44.4 million, was recognized as other income in 2010.

Preferred Stock Issuance Costs

Issuance costs of $6.6 million for costs incurred related to the definitive agreement to make a $200 million investment in USEC by Toshiba and B&W were expensed in 2010. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and recorded at fair value.

Interest Expense and Interest Income

Interest expense increased $11.0 million in 2011 compared to 2010. Interest costs related to the convertible preferred stock, issued in September 2010 and classified as a liability, increased $7.3 million from 2010 to 2011 due to a full year of interest in 2011 and additional granted shares.  Interest on the credit facility increased $5.5 million from 2010 to 2011 primarily due to the funding of the term loan in October 2010. Beginning with the start of the fourth quarter of 2011, all American Centrifuge project costs have been expensed, including interest costs that previously would have been capitalized. Interest costs capitalized increased from $31.6 million in 2010 to $33.4 million in 2011.

Interest income increased $0.1 million in 2011 compared to 2010.

Provision for Income Taxes

The provision for income taxes was $282.2 million in 2011, with an effective income tax rate of (109)%. The provision for income taxes was $19.4 million in 2010, with an effective income tax rate of 72%. The difference between the 2010 and 2011 effective income tax rates primarily results from a valuation allowance of $369.1 million recorded in the fourth quarter of 2011 against net deferred tax assets, an impact to the effective income tax rate of (143)%, as well as 2010 having moderately low income before income taxes and 2011 having a significant loss.

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

The 2010 provision for income taxes includes $6.6 million in non-deductible preferred stock issuance costs and $3.2 million in non-deductible dividends paid-in-kind associated with the investment by Toshiba and B&W. The 2011 provision for income taxes includes $10.4 million in non-deductible dividends paid-in-kind.

Net Income (Loss)

Net income declined $548.2 million (or $4.55 per share–basic and $4.53 per share-diluted) in 2011 compared to 2010 reflecting the after-tax effects of the expense of previously capitalized American Centrifuge assets, declines in gross profits in both segments and a valuation allowance recorded against our net deferred tax assets.

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

Purchase costs for the SWU component of LEU under the Russian Contract increased $49.6 million in 2010 compared to 2009 due to an 8% increase in the purchase cost per SWU. Purchase prices paid under the Russian Contract are set by a pricing formula which includes market-based price points.

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

The following table presents elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

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

Special Charges

In August 2009, DOE and USEC agreed to delay a final review of the USEC’s loan guarantee application for the American Centrifuge Plant in Piketon, Ohio. As a result, we significantly reduced construction and machine manufacturing activities in the American Centrifuge project in order to preserve liquidity. A workforce reduction of 93 employees was substantially completed by September 2009, resulting in a special charge of $2.5 million for one-time termination benefits consisting of severance payments and short-term health care coverage. Cash expenditures related to this workforce reduction were substantially completed in 2009.

As a result of the reduced ACP activities, USEC incurred costs related to reductions in the scope of work with its suppliers. A special charge of $1.6 million was incurred in 2009 for various contract terminations, primarily from subcontractors to the engineering, procurement and construction management activities of Fluor Enterprises, Inc. Contract terminations were completed in 2010.

Advanced Technology Costs

The decrease in advanced technology costs in 2010 compared to 2009 reflects significantly reduced American Centrifuge project activities beginning in the latter half of 2009 due to project funding uncertainty.

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

Other (Income)

We reached a cooperative agreement with DOE in March 2010 to provide for pro-rata cost sharing support for continued funding of American Centrifuge activities with a total cost of $90 million. DOE made $45 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which released encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. In July 2010, surety bonds and related deposits were reduced, and USEC received the $45 million in cash. In 2010, we made qualifying American Centrifuge expenditures of $88.8 million, and DOE’s pro-rata share of 50%, or $44.4 million, was recognized as other income in 2010. The program was completed in January 2011 when we made the remaining expenditures.

On May 15, 2009, we and our subsidiary United States Enrichment Corporation entered into a settlement agreement with Eurodif S.A. and its affiliates, AREVA NC and AREVA NC Inc. The agreement settled several pending appeals and administrative proceedings arising from an antidumping order imposed on imports of French LEU by the U.S. Department of Commerce in 2002. Under the terms of the settlement agreement, we realized $70.7 million (pretax) in December 2009 from U.S. government distributions of duties deposited by Eurodif S.A. or its affiliates.

Preferred Stock Issuance Costs

In 2010, we expensed $6.6 million for costs incurred related to the definitive agreement to make a $200 million investment in USEC by Toshiba and B&W. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and recorded at fair value.

Interest Expense and Interest Income

Interest expense declined $0.6 million in 2010 compared to 2009. Higher interest costs were offset by an increase in interest capitalized for the American Centrifuge project. Higher fees and rates for the credit facility, amended in October 2010, resulted in an increase of interest related costs of $3.3 million in 2010 compared to 2009. The funding of the term loan in October 2010 added interest of $2.3 million in 2010. Interest costs related to the convertible preferred stock, issued in September 2010 and classified as a liability, resulted in interest of $3.2 million in 2010. Interest costs capitalized for American Centrifuge increased from $22.9 million in 2009 to $31.6 million in 2010.

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

In addition, 2010 includes $6.6 million in non-deductible preferred stock issuance costs and $3.2 million in non-deductible dividends paid-in-kind associated with the investment by Toshiba and B&W. The 2010 effective income tax rate was also impacted by lower income before income taxes in 2010 compared to 2009.

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

2012 Outlook

We will make a number of decisions during 2012 regarding our business that will significantly affect financial results for the year, and future years. For example, the decision regarding when to cease enrichment at the Paducah plant will affect cost of production and ultimately cost of sales. We are also working with DOE and Congress regarding funding for the RD&D program. We have entered into an agreement with DOE that enables us to spend up to $44 million under the RD&D program, which is expected to fund program activities through March 31, 2012. As a consequence, the amount of advanced technology expense beyond the first quarter is uncertain. Given this uncertainty in two significant areas of business, we are providing limited guidance for 2012 at this time.

Regardless of the decision on continued operation of Paducah, we have significant sales of SWU in our backlog for delivery in 2012. Revenue from the sale of SWU is expected to be in a range of $1.45 and $1.50 billion, or roughly $100 to $150 million more than 2011. Uranium revenue will be dependent on the level of Paducah production in 2012 because uranium available for sale is a function of underfeeding the enrichment process. We anticipate buying 5.5 million SWU from Russia under the Megatons to Megawatts program during 2012. Under the pricing formula, the price we pay Russia will increase 2% compared to deliveries in 2011.

In prior years, contract work at the former Portsmouth GDP for DOE represented approximately three-quarters of revenue for the contract services segment. Our contract services work at Portsmouth was largely completed in September 2011 and revenue for that segment is expected to decline significantly in 2012. Contract services segment revenue will also be affected by any decision regarding continued production at Paducah, and our subsidiary NAC will represent a growing percentage of revenue for the segment.

We expect to make a decision regarding operation of the Paducah plant by May 2012, although WARN Act notices to affected employees could be sent out well before that date. We are engaged in a multi-faceted review regarding the facility that involves customers, DOE and our power supplier, TVA.  We have significant inventory of LEU and expect to continue to purchase LEU from Russia. However, based on our current view of the market, we do not see sufficient demand to support production of low enriched uranium for our utility customers after our power contract with TVA expires. A decision to cease commercial enrichment would affect financial results for 2012. For example, we could accelerate expensing certain assets at Paducah, such as previously capitalized leasehold improvements, machinery and equipment located there. We could also incur significant costs related to severance costs and curtailment charges related to our postretirement benefit plans. Such costs would likely result in a significant net loss for the year. Alternatively, in lieu of a decision to cease full Paducah commercial operations, we could pursue reduced operations or take actions to reduce fixed costs at the plant that could have negative consequences on our results of operations and financial condition.

Liquidity and Capital Resources

We expect our cash balance, internally generated cash from our LEU operations and services provided by our contract services segment, and available borrowings under our revolving credit facility will provide sufficient cash to meet our needs for at least 12 months.

Although the recent renewal of our credit facility significantly improved our liquidity view for 2012, we expect maintenance of adequate liquidity for our operations will be challenging in 2012. Key factors that can affect liquidity requirements for our existing operations include the timing and amount of customer sales, power purchases, and purchases under the Russian Contract. In addition, we expect to make a number of decisions during 2012 that could have significant consequences for our business, including whether to continue enrichment operations of Paducah plant beyond May 2012 and the potential to demobilize the American Centrifuge project if DOE funding is not obtained for the RD&D program. These decisions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to our decisions or based on their view of our financial strengths and future business prospects, could give rise to events that individually, or in the aggregate, are likely to impose significant demands upon our liquidity. In light of these factors and our desire to improve our credit profile, we may pursue discussions with creditors and key stakeholders regarding the restructuring of our business and our capital structure. For further discussion, see Item 1A, Risk Factors “There are potential demands on our liquidity that could cause us to restructure our business and our capital structure.”

We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. At December 31, 2011, we had contracts with customers aggregating an estimated $5.8 billion, including $1.5 billion expected to be delivered in 2012. Since 2006, we have included in our SWU contracts pricing indices that are intended to correlate with our sources for enrichment supply. Although sales prices under many of our SWU contracts are adjusted in part based on changes in market prices for SWU and electric power, the impact of market volatility in these indices is generally mitigated through the use of market price averages over time. Additionally, changes in the power price component of sales prices are intended to mitigate the effects of changes in our power costs.

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we have been working with customers regarding the timing of their orders, in particular the advancement of those orders. Rather than selling material into the limited spot market for enrichment, USEC advanced orders from 2011 into 2010 and orders from 2012 into 2011. Based on our outlook for demand and our anticipated liquidity and working capital needs, we are continuing to work with customers to advance orders into 2012. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to concerns raised by March 11 events have affected supply and demand for LEU over the next 2-4 years. This impact could grow more significant over time depending on the length and severity of delays or cancellations of deliveries. As a result, we have not been able to replace many of the order advancements that we have done in the past with additional sales, which has had the effect of reducing our backlog as of December 31, 2011. Delays in decisions with respect to the extension of Paducah plant operations and delays in the deployment of the American Centrifuge project have also had a negative effect on our backlog as our sales are a function of our future supply, including potential supply from Paducah plant operations and from the American Centrifuge Plant. Looking out beyond the next 2-4 years, we expect an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog and thus decrease the need to advance orders in the future. However, the amount of any demand and our ability to capture that demand is uncertain. Our ability to advance orders depends on the willingness of our customers to agree to advancement on terms that we find acceptable. In light of the order advancements that we have done in the past, additional order advancements are challenging, which could adversely affect our liquidity.

We need significant additional financing in order to complete the American Centrifuge Plant. We applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008 and our efforts since then and throughout most of 2011 focused on obtaining a conditional commitment for a loan guarantee so that we could move forward with the commercialization of the American Centrifuge technology. However, DOE raised concerns regarding the financial and project execution depth of the American Centrifuge project that we were not able to overcome to DOE’s satisfaction during 2011. Our spending on the American Centrifuge in 2011 was incrementally allocated as we continuously evaluated our spending plan and our path toward a DOE loan guarantee commitment or other funding for the project. Beginning in October 2011, we reduced our monthly spending on the American Centrifuge project by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) and also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge.

Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the project to enhance the technical and financial readiness of the centrifuge technology for commercialization. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million. DOE indicated that our application for a DOE loan guarantee would remain pending during the RD&D program. During late 2011 and early 2012, our American Centrifuge project efforts shifted to focus on the planning and implementation of the RD&D program and efforts that are currently underway in Piketon, Ohio and Oak Ridge, Tennessee are based upon the proposed program scope.  We are currently building machines and parts that would be part of the complete demonstration cascade that would be built and operated as part of the RD&D program. In parallel, we have been working with DOE and Congress to secure funding for the RD&D program. However, DOE’s share of funding for the program has not yet been provided and the source for such funding is uncertain. The current political environment in Washington has significantly slowed the legislative process. The two houses of Congress are each held by a different political party and in an election year the necessary bipartisan support will be difficult to achieve.

Due to constraints on our ability to continue to spend on the project, on March 13, 2012, USEC and DOE entered into an agreement that enables USEC to provide interim funding of $44 million. This funding was provided by DOE acquiring from us U.S. origin LEU in exchange for the transfer of quantities of our depleted uranium (“tails”) to DOE. This enables us to release encumbered funds of approximately $44 million that were previously provided as financial assurance for the disposition of such depleted uranium.  We expect that this LEU acquired by DOE could be returned to us as part of DOE’s cost share under the RD&D program if government funding is provided for the RD&D program in government fiscal year 2012.  However, if the RD&D program does not move forward, the LEU would not be returned to us, and DOE would not reimburse these ACP costs. The $44 million of funding enables us to fund the ACP program activities through the end of March 2012. In order to stay within the $44 million, we have further reduced our spending from the spending reductions implemented in October 2011.

Continuation of the RD&D program beyond March 2012 will require additional funding.  We are working with DOE and Congress to provide funding for government fiscal year 2012.  Funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations. We have no assurance that we will be able to reach agreement with DOE regarding any phase of the RD&D program or that any funding will be provided or that the LEU will be returned. We also have no assurance that we will ultimately be able to obtain a loan guarantee and the timing thereof. Any agreement for the RD&D program would likely require restructuring of the project and of our investment. In light of our inability to reach a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding our prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, we continue to evaluate our options concerning the American Centrifuge project. If we are unable to secure funding for the RD&D program beyond March 31, 2012 we would expect to begin demobilizing the project. Additional details are provided in “Business and Properties—The American Centrifuge Plant.”

The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$56.3	$22.5	$443.4
Net cash (used in) investing activities	(163.2)	(144.6)	(463.8)
Net cash provided by (used in) financing activities	(6.5)	141.8	(96.8)
Net increase (decrease) in cash and cash equivalents	$(113.4)	$19.7	$(117.2)

Operating Activities

During 2011, net cash flow provided by operating activities was $56.3 million. Positive cash flow resulted from the decline in accounts receivable of $146.6 million. Net inventories increased $75.2 million representing higher unit costs. The net loss of $540.7 million, net of non-cash charges including a decline in deferred tax assets of $301.6 million, American Centrifuge capital asset impairment charges of $146.6 million, and depreciation and amortization of $50.1 million, was a use of cash flow.

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

Investing Activities

Capital expenditures were $152.8 million in 2011, $162.2 million in 2010 and $441.3 million in 2009. Capital expenditures during these periods are principally associated with the American Centrifuge Plant, including prepayments made to suppliers for services not yet performed. We obtain surety bonds as financial assurance related to our obligations for the future disposition of depleted uranium and for American Centrifuge decontamination and decommissioning. Net cash deposits made (or returned) as collateral for surety bonds totaled $10.4 million in 2011, $(17.6) million in 2010 and $22.5 million in 2009. In 2010, $30.6 million in cash collateral was added related to depleted uranium and $48.1 million was returned to us following (a) the signing of our credit facility in February 2010 and (b) the transfer of certain depleted uranium to DOE in support of a pro-rata cost sharing arrangement for continued funding of American Centrifuge activities. In 2009, $30.8 million in cash collateral was added related to depleted uranium and a net $8.3 million was returned based on revised estimates for American Centrifuge decontamination and decommissioning.

Financing Activities

There were no short-term borrowings under the credit facility at December 31, 2011 or at December 31, 2010. Aggregate borrowings and repayments under the revolving credit facility in 2011 were $80.9 million, and the peak amount outstanding in 2011 of $50.1 million occurred during the fourth quarter. The term loan of $85 million under our credit facility agreement was funded in October 2010.

Cash payments made for financing costs totaled $5.0 million in 2011, principally related to the DOE Loan Guarantee Program. Cash payments made for financing costs totaled $16.4 million in 2010, including costs for the new credit facility and term loan, the issuance of convertible preferred stock, and costs related to the DOE Loan Guarantee Program.

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

Net cash flow used in the purchase of common stock related to our employee stock-based compensation plans was $0.5 million in 2011, $1.8 million in 2010 and $0.4 million in 2009. There were 123.2 million shares of common stock outstanding at December 31, 2011, compared with 115.2 million at December 31, 2010, an increase of 8.0 million shares (or 7%) and 113.4 million at December 31, 2009, or an increase from 2009 to 2010 of  1.8 million shares (or 2%).

Working Capital
	December 31,
	2011	2010
	(millions)
Cash and cash equivalents	$37.6	$151.0
Accounts receivable, net	162.0	308.6
Inventories, net	881.9	806.7
Credit facility term loan, current	(85.0)	-
Convertible preferred stock, current	(88.6)	-
Other current assets and liabilities, net	(291.9)	(280.7)
Working capital	$616.0	$985.6

Capital Structure and Financial Resources

At December 31, 2011, our debt consisted of a term loan of $85.0 million due May 31, 2012 under our credit facility and $530.0 million in 3.0% convertible senior notes due October 1, 2014.

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

Our debt to total capitalization ratio was 48% at December 31, 2011 and 36% at December 31, 2010 including convertible preferred stock which is classified as a liability.

Utilization of the $310.0 million syndicated credit facility at December 31, 2011 and 2010 follows:

	December 31,
	2011	2010
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan	85.0	85.0
Letters of credit	19.6	17.3
Available credit	205.4	207.7

In 2011, aggregate borrowings and repayments under the revolving credit facility amounted to $80.9 million, and the peak amount outstanding was $50.1 million. In addition to the $85.0 million term loan, the credit facility included aggregate lender commitments under the revolving credit facility of $225.0 million, including up to $150.0 million in letters of credit. The interest rate on the term loan as of December 31, 2011 was 9.5% (floor of 2% plus 7.5%). As of December 31, 2011 and 2010, we were in compliance with all of the covenants under the credit facility and we had met all of the reserve provision requirements.

On March 13, 2012, we amended and restated our existing $310.0 million credit facility (including the $85.0 million term loan), scheduled to mature on May 31, 2012, to a $235.0 million credit facility that matures on May 31, 2013.  The amended and restated credit facility includes a revolving credit facility of $150.0 million (including up to $75.0 million in letters of credit) and a term loan of $85.0 million. Under the amended and restated credit facility, commencing December 3, 2012, the aggregate revolving commitments and term loan principal will be reduced by $5.0 million per month through the expiration of the credit facility.

As with the former facility, the credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. Borrowings under the credit facility are subject to limitations based on established percentages of eligible accounts receivable and USEC-owned inventory pledged as collateral to the lenders. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit.

The new term loan was funded as of March 13, 2012 and will bear interest, at our election, at either:

•
the sum of (1) the greater of (a) the JPMorgan Chase Bank prime rate, (b) the federal funds rate plus ½ of 1%, or (c) an adjusted 1-month LIBO Rate (with a floor of 2.0%) plus 1% plus (2) a margin of 7.25%; or

•	the adjusted LIBO Rate (with a floor of 2.0%) plus a margin of 9.0%.

The interest rate on outstanding borrowings under the new revolving credit facility is, at our election, either:

•
the sum of (1) the greater of (a) the JPMorgan Chase Bank prime rate, (b) the federal funds rate plus ½ of 1%, or (c) an adjusted 1-month LIBO Rate (with a floor of 2.0%) plus 1% plus (2) a margin of 2.75%, or

•	the sum of the adjusted LIBO Rate (with a floor of 2.0%) plus a margin of 4.5%.

If we have not terminated operations at the Paducah GDP by June 30, 2012, and our gross profit for any three consecutive months thereafter is a loss, then commencing on the first date of such quarter and continuing for the remaining term of the credit facility, the margin on the term loan will increase by 2.0% and the margin on the revolving loans will increase by 1.5%.

The credit facility is available to finance working capital needs and general corporate purposes. The credit facility imposes limitations and restrictions on our ability to invest in the American Centrifuge project as follows:

March, April and May 2012	Up to $15 million per month
June 2012 and beyond
Up to $1 million per month. If we enter into definitive agreements for the RD&D program then, from the later of June 1, 2012 or the date of such agreements, we can invest our 20% share of the costs under the RD&D program (up to $75 million) as long as the amount we have spent that is due to be reimbursed to us under the RD&D program does not exceed $50 million.

Exceptions
If we demobilize the American Centrifuge project, we may pay the costs and expenses of such demobilization in accordance with a plan previously submitted to the agent for the lenders.

If, as part of DOE’s exercise or remedies under the RD&D program, we are required to transfer the American Centrifuge project or the RD&D program assets, in whole or in part, to DOE or its designee, we may spend as needed to maintain compliance with legal and regulatory requirements, but may not spend more than $5 million of proceeds of the revolving loans on such expenses.

USEC may not spend any proceeds of revolving loans on American Centrifuge expenses if a default or event of default has occurred.

The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically including an availability block equal to $45.0 million. The other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.

Subject to certain limited exceptions, we will be required at all times to prepay all amounts outstanding under the revolving credit agreement with the net proceeds of (i) any sale or transfer of assets, including in the ordinary course, of USEC Inc. and its subsidiaries, (ii) the sale or transfer of equity of USEC Inc. or its subsidiaries, (iii) the issuance of indebtedness of USEC Inc. or its subsidiaries or (iv) insurance proceeds from casualty events. In addition, certain proceeds, including from specified debt issuances and asset sales (including sales resulting from cessation of production at the Paducah GDP or a demobilization of the American Centrifuge project), will permanently reduce the revolving loan commitments and prepay the term loan. Both the revolving credit facility and the term loan must be fully prepaid prior to any redemption of the Company’s Series B-1 preferred stock.

With certain exceptions, all funds of USEC Inc. and its subsidiaries will be subject to full cash dominion, meaning that they will be swept on a daily basis into an account with the administrative agent and will be used to pay outstanding loans and to cash collateralize outstanding letters of credit (if required) before they are available to USEC for use in its operations.

With limited allowances, the credit facility includes a requirement to maintain a ratio of 1.75:1.0 of certain eligible collateral (less reserves) to the amount of the credit facility.  The credit facility also includes various other customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the credit facility.

Default under, or failure to comply with the Russian Contract, the Russian Supply Agreement, the 2002 DOE-USEC Agreement (other than the milestones related to deployment of the American Centrifuge project), the lease of the GDPs or any other material contract or agreement with the DOE, or any exercise by DOE of its rights or remedies under the 2002 DOE-USEC Agreement, would also be considered to be an event of default under the credit facility if it would reasonably be expected to result in a material adverse effect on (i) our business, assets, operations or condition (taken as a whole), (ii) our ability to perform any of our obligations under the credit facility, (iii) the assets pledged as collateral under the credit facility; (iv) the rights or remedies under the credit facility of the lenders or J.P. Morgan as administrative agent; or (v) the lien or lien priority with respect to the collateral of J.P. Morgan as administrative agent. Under the credit facility, the orderly shutdown of the Paducah GDP, a demobilization of the American Centrifuge project or the exercise by the DOE of certain rights to require USEC to transfer to the DOE or its designee, the American Centrifuge project or all or any portion of property related to the American Centrifuge project,  would not result in a material adverse effect.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. Issuance costs of $6.6 million related to the investment by Toshiba and B&W were expensed in 2010 since the preferred stock is classified as a liability and recorded at fair value. A summary of deferred financing costs for the years ended December 31, 2011 and 2010 follows (in millions):

	December 31, 2009	Additions	Amortization	December 31, 2010	Additions	Amortization	December 31, 2011
Other current assets:
Bank credit facilities	$0.5	$10.6	$(3.7)	$7.4	$0.5	$(5.5)	$2.4

Deferred financing costs (long-term):
Convertible notes	$10.0	$-	$(1.9)	$8.1	$-	$(2.6)	$5.5
DOE Loan Guarantee application	2.0	0.5	-	2.5	4.2	-	6.7
Deferred financing costs	$12.0	$0.5	$(1.9)	$10.6	$4.2	$(2.6)	$12.2

Financial Assurance and Related Liabilities

The NRC requires that we guarantee the disposition of our depleted uranium and stored wastes with financial assurance. The financial assurance in place for depleted uranium and stored wastes is based on the quantity of depleted uranium and waste at the end of the prior year plus expected depleted uranium generated over the current year. Since we are evaluating whether to extend Paducah GDP enrichment operations beyond the expiration of our power contract in May 2012, the financial assurance in place as of December 31, 2011 is based on depleted uranium expected to be generated through May 2012. We also provide financial assurance for the ultimate decontamination and decommissioning (“D&D”) of the American Centrifuge facilities to meet NRC and DOE requirements. Surety bonds for the disposition of depleted uranium and for D&D are partially collateralized by interest earning cash deposits included in other long-term assets. Issuers of the surety bonds have the ability, under certain circumstances, to request additional collateral or to cancel the surety bond, which would adversely affect our liquidity. Examples of circumstances that could give a surety bond provider the right to request additional collateral or to cancel the surety bond include a decision to cease Paducah operations or a decision to demobilize the American Centrifuge project that results in a deterioration in our financial condition. Some of these events are outside of our control. If additional collateral is requested, we may not be able to provide that collateral, which could result in a cancellation of the surety bond. We might not be able to replace any surety bonds that are cancelled on satisfactory terms or at all.

A summary of financial assurance, related liabilities and cash collateral follows (in millions):

	Financial Assurance		Long-Term Liability
	December 31,		December 31,
	2011	2010	2011	2010

Depleted uranium disposition and stored wastes	$233.1	$215.8	$145.2	$125.4
Decontamination and decommissioning of American Centrifuge	22.2	22.2	22.6	22.6
Other financial assurance	22.1	19.8

Total financial assurance	$277.4	$257.8
Letters of credit	19.6	17.3
Surety bonds	257.8	240.5

Cash collateral deposit for surety bonds	$151.3	$140.8

The amount of financial assurance needed for D&D of the American Centrifuge Plant is dependent on construction progress and decommissioning cost projections. The estimates of completed construction activities supporting the decommissioning funding plan are based on projected percent completion of activities as defined in the baseline construction schedule.

As part of our license to operate the American Centrifuge Plant, we provide the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future commercial centrifuge operations. Since we operate the lead cascade in recycle mode, depleted uranium is not generated from lead cascade operations.

See note 15 to the consolidated financial statements for a more detailed explanation regarding the nature of differences between the financial assurance amounts and the related long-term liabilities.

Defined Benefit Pension Plan Funding

We maintain qualified defined benefit pension plans covering approximately 7,200 current and former employees and retirees, including approximately 1,630 active employees. These pension plans are guaranteed by the Pension Benefit Guaranty Corporation (“PBGC”), a wholly owned U.S. government corporation that was created by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). At December 31, 2011, these plans were underfunded (based on generally accepted accounting principles (“GAAP”)) by approximately $260.0 million.  For a discussion of the plan provisions and actuarial assumptions upon which the valuation of benefit obligations and costs under the plan is based, see “Critical Accounting Estimates—Pension and Postretirement Health Benefit Costs and Obligations.”

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Services Segment—Portsmouth Site Transition”, on September 30, 2011, we completed the de-lease of the Portsmouth gaseous diffusion facilities and transition of employees performing government services work to DOE’s new decontamination and decommissioning (“D&D”) contractor.  We notified the PBGC of this occurrence.  Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer’s employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, the PBGC has the right to require the employer to place an amount in escrow or furnish a bond to the PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and the PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. The PBGC could also elect not to require any further action by the employer. The PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a “termination basis”, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition could exceed $100 million. We have informed the PBGC that we do not agree that the de-lease of the Portsmouth gaseous diffusion facilities and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). We also dispute the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. However, there can be no assurance that the PBGC will agree with us, in which case, the PBGC could seek to require us to place an amount in escrow or furnish a bond to the PBGC or to negotiate with us to enter into an alternative arrangement, such as a requirement to accelerate funding or provide security. If we are not successful in reaching a resolution with PBGC or defending against any pursuit by PBGC of a requirement for a bond or escrow, in light of the current demands on our liquidity, depending on the timing and amount of such requirement, we might not have the cash needed to satisfy such requirement, which could have a material adverse effect on our liquidity and prospects.

As we discuss elsewhere, we are facing a near term decision regarding the continuation of production at the Paducah gaseous diffusion plant beyond May 2012. In addition, to date, we have not been able to obtain from DOE a conditional commitment for a $2 billion loan guarantee for the American Centrifuge project and there remains uncertainty regarding our prospects for DOE funding of the RD&D program. Therefore, we continue to plan for a potential demobilization of the American Centrifuge project. The PBGC could take the position that a future decision to discontinue production at Paducah, or to demobilize the American Centrifuge program, or both, could create additional potential liabilities under Section 4062(e) of ERISA. We would also seek to defend against this position based on the facts and circumstances at the time.  However, given the significant number of current active employees at Paducah, the amount of any potential liability related to a future decision to discontinue production at Paducah could be more significant than the potential liability in connection with the Portsmouth site transition. In the event that either the discontinuation of production at Paducah, or the demobilization of the American Centrifuge program constitutes a cessation of operations that triggers liability under ERISA Section 4062(e), the potential amount of any liability would depend on various factors, including the amount of any future underfunding under each of our defined benefit pension plans (also computed based on the plan’s underfunding on a “termination basis”), taking into account plan asset performance and changes in interest rates used to value liabilities, as well as the number of employees who are participants in the affected plan prior to any covered event and the number of such employees who leave the plan as a result of any such event, and whether the pension obligations are transferred to a subsequent employer on the site.  In light of current demands on our liquidity, depending on the timing and amount of any requirement to satisfy any such liability, we might not have the cash needed to do so, which could have a material adverse effect on our liquidity and prospects.

Contractual Commitments

USEC had contractual commitments at December 31, 2011, estimated as follows (in millions):

	2012	2013 – 2014	2015 – 2016	Thereafter	Total
Financing:
Debt	$85.0	$530.0	$-	$-	$615.0
Interest on debt	19.3	31.8	-	-	51.1
Total debt financing	104.3	561.8	-	-	666.1

Convertible preferred stock (1)	88.6	-	-	-	88.6
Dividends on convertible preferred stock (2)	11.9	28.7	36.8	-	77.4
Total preferred financing	100.5	28.7	36.8	-	166.0

Purchase commitments:
United States Enrichment Corporation (3)	981.3	876.4	593.7	1,919.0	4,370.4
American Centrifuge (4)	37.7	-	-	-	37.7
Total purchase commitments	1,019.0	876.4	593.7	1,919.0	4,408.1

Expected payments on operating leases (5)	7.2	12.1	9.9	41.4	70.6
Other long-term liabilities (6)	36.6	85.1	116.5	452.8	691.0
	$1,267.6	$1,564.1	$756.9	$2,413.2	$6,001.8

(1)
As of December 31, 2011, the convertible preferred stock can be converted at the holder’s option and is classified as a current liability. Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of our common stock outstanding on May 25, 2010 (approximately 22.8 million shares), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration if permitted under the Delaware General Corporation Law.

(2)
Dividends are estimated as paid-in-kind with additional shares of convertible preferred stock. As of December 31, 2011, the convertible preferred stock can be converted at the holder’s option. The amounts estimated above assume that the convertible preferred stock is held to its automatic conversion date of December 31, 2016. Future dividends would cease upon early conversion.

(3)
Purchase commitments of subsidiary United States Enrichment Corporation include commitments to purchase SWU from Russia of approximately $4.1 billion and a commitment to purchase power under the TVA contract of approximately $0.3 billion.

Prices from Russia are determined under a formula that combines a mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of any short-term swings in these price points. Actual amounts will vary based on changes in the price points and other pricing elements.

(4)
Supply agreements for the purchase of materials, goods and services for the manufacture of centrifuge machines to be used in the American Centrifuge Plant. Prices for minimum purchase commitments above are subject to adjustment for inflation. Prepayments to suppliers for services not yet performed totaled $21.1 million as of December 31, 2011. Contractual provisions for termination penalties related to both prepayment and contractual commitment amounts as of December 31, 2011 were estimated at $17.3 million, however this penalty reduces as material and services are received.

(5)	Assumes GDP lease at Paducah through June 2016 under our current agreement.

(6)
Other long-term liabilities reported on the balance sheet include pension benefit obligations and postretirement health and life benefit obligations amounting to $466.1 million, accrued depleted uranium disposition costs of $145.2 million, accrued GDP lease turnover costs of $42.6 million, accrued asset retirement obligations related to the ACP of $22.6 million, and the liability for unrecognized tax benefits of $3.7 million.

Off-Balance Sheet Arrangements

In December 2006, DOE signed an agreement with us licensing U.S. gas centrifuge technology to USEC for use in building new domestic uranium enrichment capacity. We will pay royalties to the U.S. government on annual revenues from sales of LEU produced in the American Centrifuge Plant. The royalty ranges from 1% to 2% of annual gross revenue from these sales. Payments are capped at $100 million over the life of the technology license. Other than the letters of credit issued under the credit facility, the surety bonds and certain contractual commitments discussed above, there were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2011 or 2010.

Environmental Matters

In addition to estimated costs for the future disposition of depleted uranium, we incur costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of our operations. Environmental liabilities associated with GDP operations prior to July 28, 1998, are the responsibility of the U.S. government. DOE remains responsible for decontamination and decommissioning of the GDPs. Operating costs for environmental compliance, including estimated costs relating to the future disposition of depleted uranium, amounted to $39.1 million in 2011, $44.3 million in 2010, and $58.9 million in 2009.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1 of the notes to the consolidated financial statements for information on new accounting standards.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2011, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At December 31, 2011, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million and a credit facility term loan of $85.0 million. The fair value of the convertible notes, based on the trading price as of December 31, 2011, was $246.1 million. The fair value of the term loan as of December 31, 2011, using the change in market value of an index of loans of similar credit quality based on published credit ratings, was $72.8 million.

The estimated fair value of our convertible preferred stock at December 31, 2011, including accrued paid-in-kind dividends declared payable January 1, 2012, was equal to the redemption value of $1,000 per share or $88.6 million.

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

Management assessed the effectiveness of USEC’s internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2011.

The effectiveness of USEC’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included in Part I of this annual report.  Additional information concerning directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 26, 2012.

Item 11.  Executive Compensation

Information concerning management compensation is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 26, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 26, 2012.

The following table gives information about the Company’s common stock that may be issued under the USEC Inc. 2009 Equity Incentive Plan and Employee Stock Purchase Plan as of December 31, 2011.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,125,589	$5.61	5,211,858 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	3,125,589		5,211,858

(1)
Includes approximately 4,518,859 shares with respect to which awards are available for issuance under the USEC Inc. 2009 Equity Incentive Plan (net of awards which terminate or are cancelled without being exercised or that are settled for cash) and approximately 692,999 shares available for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan was discontinued effective February 15, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 26, 2012.

Item 14.  Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the annual meeting of shareholders scheduled to be held on April 26, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Consolidated Financial Statements

Reference is made to the consolidated financial statements appearing elsewhere in this annual report.

(2) Financial Statement Schedules

No financial statement schedules are required to be filed as part of this annual report.

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. The accompanying Exhibit Index identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
USEC Inc.

March 14, 2012                                                                  /s/ John K. Welch
John K. Welch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John K. Welch John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2012
/s/ John C. Barpoulis John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2012
/s/ J. Tracy Mey J. Tracy Mey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2012
/s/ James R. Mellor James R. Mellor	Chairman of the Board and Director	March 14, 2012
/s/ Michael H. Armacost Michael H. Armacost	Director	March 14, 2012
/s/ Joyce F. Brown Joyce F. Brown	Director	March 14, 2012
/s/ Sigmund L. Cornelius Sigmund L. Cornelius	Director	March 14, 2012
/s/ Joseph T. Doyle Joseph T. Doyle	Director	March 14, 2012
/s/ H. William Habermeyer H. William Habermeyer	Director	March 14, 2012
/s/ William J. Madia William J. Madia	Director	March 14, 2012

/s/ W. Henson Moore W. Henson Moore	Director	March 14, 2012
/s/ Hiroshi Sakamoto Hiroshi Sakamoto	Director	March 14, 2012
/s/ Mary Pat Salomone Mary Pat Salomone	Director	March 14, 2012
/s/ Walter E. Skowronski Walter E. Skowronski	Director	March 14, 2012
/s/ M. Richard Smith M. Richard Smith	Director	March 14, 2012

USEC Inc.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of USEC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders' equity present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 14, 2012

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)
	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$37.6	$151.0
Accounts receivable, net	162.0	308.6
Inventories:
Separative work units	1,048.6	947.4
Uranium	690.0	562.5
Materials and supplies	13.4	12.6
Total Inventories	1,752.0	1,522.5
Deferred income taxes, net of valuation allowance	-	47.5
Deferred costs associated with deferred revenue	175.5	152.9
Other current assets	64.8	71.6
Total Current Assets	2,191.9	2,254.1
Property, Plant and Equipment, net	1,187.1	1,231.4
Other Long-Term Assets
Deferred income taxes, net of valuation allowance	-	204.5
Deposit for surety bonds	151.3	140.8
Deferred financing costs, net	12.2	10.6
Goodwill	6.8	6.8
Total Other Long-Term Assets	170.3	362.7
Total Assets	$3,549.3	$3,848.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$120.1	$172.4
Payables under Russian Contract	206.9	201.2
Inventories owed to customers and suppliers	870.1	715.8
Deferred revenue and advances from customers	205.2	179.1
Credit facility term loan	85.0	-
Convertible preferred stock, current, 85,900 shares issued	88.6	-
Total Current Liabilities	1,575.9	1,268.5
Long-Term Debt	530.0	660.0
Convertible Preferred Stock, non-current, 75,800 shares issued	-	78.2
Other Long-Term Liabilities
Depleted uranium disposition	145.2	125.4
Postretirement health and life benefit obligations	207.8	178.7
Pension benefit liabilities	258.3	145.4
Other liabilities	79.7	78.2
Total Other Long-Term Liabilities	691.0	527.7
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, par value $1.00 per share, 25,000,000 shares
authorized, no shares recorded as stockholders’ equity	-	-
Common stock, par value $.10 per share, 250,000,000 shares
authorized, 130,273,000 and 123,320,000 shares issued	13.0	12.3
Excess of capital over par value	1,212.5	1,172.8
Retained earnings (deficit)	(210.8)	329.9
Treasury stock, 7,082,000 and 8,090,000 shares	(49.4)	(57.1)
Accumulated other comprehensive loss, net of tax	(212.9)	(144.1)
Total Stockholders’ Equity	752.4	1,313.8
Total Liabilities and Stockholders’ Equity	$3,549.3	$3,848.2

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions, except per share data)
	Years Ended December 31,
	2011	2010	2009
Revenue:
Separative work units	$1,330.9	$1,521.4	$1,647.0
Uranium	131.8	236.1	180.7
Contract services	209.1	277.9	209.1
Total Revenue	1,671.8	2,035.4	2,036.8
Cost of sales:
Separative work units and uranium	1,391.1	1,623.2	1,640.3
Contract services	196.5	253.8	191.8
Total Cost of Sales	1,587.6	1,877.0	1,832.1
Gross profit	84.2	158.4	204.7
Special charges	-	-	4.1
Advanced technology costs	273.2	110.2	118.4
Selling, general and administrative	62.1	58.9	58.8
Other (income)	(3.7)	(44.4)	(70.7)
Operating income (loss)	(247.4)	33.7	94.1
Preferred stock issuance costs	-	6.6	-
Interest expense	11.6	0.6	1.2
Interest (income)	(0.5)	(0.4)	(1.3)
Income (loss) before income taxes	(258.5)	26.9	94.2
Provision for income taxes	282.2	19.4	35.7
Net income (loss)	$(540.7)	$7.5	$58.5
Net income (loss) per share – basic	$(4.48)	$.07	$.53
Net income (loss) per share – diluted	$(4.48)	$.05	$.37
Weighted average number of shares outstanding:
Basic	120.8	112.8	111.4
Diluted	120.8	166.6	160.1

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(540.7)	$7.5	$58.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50.1	43.3	31.9
Deferred income taxes	301.6	44.3	(1.6)
Other non-cash income on release of disposal obligation	(0.6)	(44.4)	-
Preferred stock issuance costs and capitalized dividends paid-in-kind	10.4	8.5	-
Expense of American Centrifuge capital assets	146.6	-	-
Gain on extinguishment of convertible senior notes	(3.1)	-	-
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	146.6	(117.2)	(37.3)
Inventories, net – (increase) decrease	(75.2)	25.1	269.9
Payables under Russian Contract – increase	5.7	66.4	13.3
Deferred revenue, net of deferred costs – increase (decrease)	5.2	(10.6)	(3.9)
Accrued depleted uranium disposition – increase (decrease)	19.8	(30.2)	36.1
Accounts payable and other liabilities – increase (decrease)	(10.6)	23.5	44.6
Other, net	0.5	6.3	31.9
Net Cash Provided by Operating Activities	56.3	22.5	443.4

Cash Flows Used in Investing Activities
Capital expenditures	(152.8)	(162.2)	(441.3)
Deposits for surety bonds, net (increase) decrease	(10.4)	17.6	(22.5)
Net Cash (Used in) Investing Activities	(163.2)	(144.6)	(463.8)

Cash Flows Provided by (Used in) Financing Activities
Borrowings under credit facility	80.9	38.7	196.6
Repayments under credit facility	(80.9)	(38.7)	(196.6)
Proceeds from credit facility term loan	-	85.0	-
Proceeds from issuance of convertible preferred stock and warrants	-	75.0	-
Repayment and repurchases of senior notes	-	-	(95.7)
Payments for deferred financing costs and preferred stock issuance costs	(5.0)	(16.4)	(0.7)
Common stock issued (purchased), net	(1.5)	(1.8)	(0.4)
Net Cash Provided by (Used in) Financing Activities	(6.5)	141.8	(96.8)
Net Increase (Decrease)	(113.4)	19.7	(117.2)
Cash and Cash Equivalents at Beginning of Period	151.0	131.3	248.5
Cash and Cash Equivalents at End of Period	$37.6	$151.0	$131.3

Supplemental Cash Flow Information
Interest paid, net of capitalized interest	$4.5	$-	$0.7
Income taxes paid, net of refunds	-	3.2	4.5

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	12.3	1,184.2	263.9	(84.1)	(213.9)	1,162.4

Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax of $23.9 million	-	-	-	-	46.5	46.5
Net income	-	-	58.5	-	-	58.5
Comprehensive income						105.0

Restricted and other common stock issued, net of amortization	-	(4.6)	-	12.8	-	8.2
Balance at December 31, 2009	12.3	1,179.6	322.4	(71.3)	(167.4)	1,275.6

Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax of $22.6 million	-	-	-	-	23.3	23.3
Net income	-	-	7.5	-	-	7.5
Comprehensive income						30.8

Restricted and other common stock issued, net of amortization	-	(6.8)	-	14.2	-	7.4
Balance at December 31, 2010	12.3	1,172.8	329.9	(57.1)	(144.1)	1,313.8

Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax of $49.6 million	-	-	-	-	(68.8)	(68.8)
Net (loss)	-	-	(540.7)	-	-	(540.7)
Comprehensive income (loss)						(609.5)

Common stock issued in exchange for convertible senior notes	0.7	40.5	-	-	-	41.2
Restricted and other common stock issued, net of amortization	-	(0.8)	-	7.7	-	6.9
Balance at December 31, 2011	$13.0	$1,212.5	$(210.8)	$(49.4)	$(212.9)	$752.4

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

Basis of Presentation

The consolidated financial statements include the accounts of USEC Inc., its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries including NAC. American Centrifuge Manufacturing, LLC, a joint company established by USEC (through its subsidiary American Centrifuge Holdings, LLC) and Babcock & Wilcox Technical Services Group, Inc., is also included in the consolidated financial statements.  All material intercompany transactions are eliminated.

Liquidity Risks and Uncertainties

Key factors that can affect liquidity requirements for USEC’s existing operations include the timing and amount of customer sales, power purchases, and purchases under the Russian Contract. In addition, USEC expects to make a number of decisions during 2012 that could have significant consequences for its business, including whether to continue enrichment operations of Paducah plant beyond May 2012 and the potential to demobilize the American Centrifuge project if DOE funding is not obtained for the RD&D program. These decisions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to USEC’s decisions or based on their view of USEC’s financial strengths and future business prospects, could give rise to events that individually, or in the aggregate, are likely to impose significant demands upon the company’s liquidity. In light of these factors and USEC’s desire to improve its credit profile, the company may pursue discussions with creditors and key stakeholders regarding the restructuring of its business and capital structure.

USEC’s sales backlog in its LEU segment is a source of stability for USEC’s liquidity position. At December 31, 2011, USEC had contracts with customers aggregating an estimated $5.8 billion, including $1.5 billion expected to be delivered in 2012. Although sales prices under many of USEC’s SWU contracts are adjusted in part based on changes in market prices for SWU and electric power, the impact of market volatility in these indices is generally mitigated through the use of market price averages over time. Additionally, changes in the power price component of sales prices are intended to mitigate the effects of changes in USEC’s power costs.

In order to enhance its liquidity and manage its working capital, USEC in light of anticipated sales and inventory levels and to respond to customer-driven changes, has been working with customers regarding the timing of their orders, in particular the advancement of those orders. Rather than selling material into the limited spot market for enrichment, USEC advanced orders from 2011 into 2010 and orders from 2012 into 2011. Based on USEC’s outlook for demand and anticipated liquidity and working capital needs, USEC continues to work with customers to advance orders into 2012. The advancement of orders has the effect of accelerating receipt of cash from such advanced sales, although the amount of cash received from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement. The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to concerns raised by March 11 events have affected supply and demand for LEU over the next 2-4 years. This impact could grow more significant over time depending on the length and severity of delays or cancellations of deliveries. As a result, USEC has not been able to replace many of the order advancements that have been done in the past with additional sales, which has had the effect of reducing USEC’s backlog as of December 31, 2011 compared to prior periods. Delays in decisions with respect to the extension of Paducah plant operations and delays in the deployment of the American Centrifuge project have also had a negative effect on USEC’s backlog. Sales are a function of USEC’s future supply, including potential supply from Paducah plant operations and from the American Centrifuge Plant (“ACP”). Looking out beyond the next 2-4 years, USEC expects an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement USEC’s backlog and thus decrease the need to advance orders in the future. However, the amount of any demand and USEC’s ability to capture that demand is uncertain. USEC’s ability to advance orders depends on the willingness of USEC’s customers to agree to advancement on terms that USEC finds acceptable. In light of the order advancements that have been done in the past, additional order advancements are challenging, which could adversely affect USEC’s liquidity.

USEC needs significant additional financing in order to complete the American Centrifuge Plant. USEC applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008 and efforts since then and throughout most of 2011 have been focused on obtaining a conditional commitment for a loan guarantee so that the company could move forward with the commercialization of the American Centrifuge technology. However, DOE raised concerns regarding the financial and project execution depth of the American Centrifuge project that USEC was not able to overcome to DOE’s satisfaction during 2011. USEC’s spending on the American Centrifuge in 2011 was incrementally allocated as the company continuously evaluated its spending plan and a path toward a DOE loan guarantee commitment or other funding for the project. Beginning in October 2011, USEC reduced its monthly spending on the American Centrifuge project by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) and also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge.

Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the project to enhance the technical and financial readiness of the centrifuge technology for commercialization. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million. DOE indicated that USEC’s application for a DOE loan guarantee would remain pending during the RD&D program. During late 2011 and early 2012, the American Centrifuge project efforts shifted to focus on the planning and implementation of the RD&D program and efforts that are currently underway in Piketon, Ohio and Oak Ridge, Tennessee are based upon the proposed program scope.  USEC is currently building machines and parts that would be part of the complete demonstration cascade that would be built and operated as part of the RD&D program. In parallel, USEC has been working with DOE and Congress to secure funding for the RD&D program. However, DOE’s share of funding for the program has not yet been provided and the source for such funding is uncertain. The current political environment in Washington has significantly slowed the legislative process. The two houses of Congress are each held by a different political party and in an election year the necessary bipartisan support will be difficult to achieve.

Due to constraints on USEC’s ability to continue to spend on the project, on March 13, 2012, USEC and DOE entered into an agreement that enables USEC to provide interim funding of $44 million. This funding was provided by DOE acquiring from us U.S. origin LEU in exchange for the transfer of quantities of our depleted uranium (“tails”) to DOE. This enables USEC to release encumbered funds of approximately $44 million that were previously provided as financial assurance for the disposition of such depleted uranium.  USEC expects that this LEU acquired by DOE could be returned to USEC as part of DOE’s cost share under the RD&D program if government funding is provided for the RD&D program in government fiscal year 2012.  However, if the RD&D program does not move forward, the LEU would not be returned to USEC, and DOE would not reimburse these ACP costs. The $44 million of funding enables USEC to fund the ACP program activities through the end of March 2012. In order to stay within the $44 million, USEC has further reduced its spending from the spending reductions implemented in October 2011.

Continuation of the RD&D program beyond March 2012 will require additional funding. USEC is working with DOE and Congress to provide funding for government fiscal year 2012.  Funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations. USEC has no assurance that it will be able to reach agreement with DOE regarding any phase of the RD&D program or that any funding will be provided or that the LEU will be returned. USEC also has no assurance that it will ultimately be able to obtain a loan guarantee and the timing thereof. Any agreement for the RD&D program would likely require restructuring of the project and of USEC’s investment. In light of USEC’s inability to reach a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding USEC’s prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, USEC continues to evaluate its options concerning the American Centrifuge project. If USEC is unable to secure funding for the RD&D program beyond March 31, 2012 USEC would expect to begin demobilizing the project.

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with original maturities of three months or less.

Inventories

USEC holds uranium at the Paducah GDP in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. USEC’s balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from USEC. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. These obligations are presented in current liabilities, comprising most of the balance of inventories owed to customers and suppliers. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published spot price indicators at the balance sheet date. SWU and uranium inventory costs are determined using the monthly moving average cost method.

SWU costs are based on production costs and purchase costs. Production costs at the Paducah GDP consist principally of electric power, labor and benefits, depleted uranium disposition cost estimates, materials, depreciation and amortization and maintenance and repairs. USEC purchases SWU under a commercial agreement (“Russian Contract”) with a Russian government entity known as OAO Techsnabexport (“TENEX”). The Russian Contract implements a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, USEC has been designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. The Russian Contract is expected to be completed in 2013. The cost of the SWU component of LEU purchased under the Russian Contract is recorded at acquisition cost plus related shipping costs.

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

USEC leases the Paducah GDP located in Paducah, Kentucky and portions of the former Portsmouth GDP located in Piketon, Ohio from the U.S. Department of Energy (“DOE”). Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which is 2016 for the Paducah GDP commensurate with the term of the lease agreement. Maintenance and repair costs are charged to production costs as incurred.

Additional details related to capitalized costs included in property, plant and equipment, and related disposition obligations, are provided below in “Advanced Technology Costs” and “Lease Turnover Costs and Asset Retirement Obligations.”

Advanced Technology Costs

Costs relating to the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs include Nuclear Regulatory Commission (“NRC”) licensing of the American Centrifuge Demonstration Facility located in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility. Advanced technology costs charged to expense include employee salaries and related benefits, contractor and third party costs, facility related costs, and other direct and indirect costs attributable to the American Centrifuge technology that are not capitalizable.

Capitalized costs relating to the American Centrifuge technology include NRC licensing of the ACP in Piketon, Ohio, engineering activities, construction of centrifuge machines and equipment, leasehold improvements and other costs directly associated with the commercial plant. Capitalized American Centrifuge costs are recorded in property, plant and equipment primarily as part of construction work in progress. The continued capitalization of costs is subject to ongoing review and successful project completion. USEC’s move during the second half of 2007 from a demonstration phase to a commercial plant phase in which significant expenditures are capitalized was based on management’s judgment that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement and economic viability. Beginning with the start of the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Spending at the reduced levels relates primarily to development and maintenance activities rather than capital asset creation. USEC also expects to expense costs under the RD&D program as incurred. Capitalization of expenditures related to ACP has ceased until commercial plant deployment resumes. If conditions change, including if the current path to commercial deployment were no longer probable or our anticipated role in the project were changed, USEC could expense up to the full amount of previously capitalized costs related to the ACP.  Refer to Note 4, “Property, Plant and Equipment” and Note 16, “Commitments and Contingencies” for further details and USEC’s current assessment of the American Centrifuge project.

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

Goodwill

USEC’s long-term assets include goodwill resulting from USEC’s acquisition of NAC in 2004. USEC evaluates the carrying value of goodwill by performing an impairment test on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The goodwill testing utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. However, if the carrying value is greater than the fair value, the second step is performed. An impairment charge would be recognized for the amount that the carrying value of the goodwill exceeds its fair value. The fair value of the reporting unit is estimated using the net present value of projected future cash flows. In its annual testing in the fourth quarter of 2011, USEC determined in the first step that there was no impairment.

Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, consideration is given to the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability.

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

Pursuant to accounting standards, USEC’s convertible preferred stock was initially recorded at fair value on a recurring basis. As of December 31, 2011, the convertible preferred stock can be converted at the holder’s option and is classified as a current liability at the redemption value. Upfront costs and fees related to the issuance of the convertible preferred stock were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and was initially recorded at fair value.

The balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) approximate fair value because of the short-term nature of the instruments.

Lease Turnover Costs and Asset Retirement Obligations

Property, plant and equipment assets related to the Paducah GDP are not subject to an asset retirement obligation. At the end of the lease, ownership of plant and equipment that USEC leaves at the GDP transfers to DOE, and responsibility for decontamination and decommissioning of the GDP remains with DOE. USEC estimates and accrues lease turnover costs. The balance of expected costs is being accrued over the expected productive life of the plant. Costs of returning the GDP to DOE in acceptable condition include removing nuclear material as required and removing USEC-generated waste. Liabilities for lease turnover costs are based on current-dollar cost estimates and are not discounted.

USEC also leases facilities in Piketon, Ohio from DOE for the ACP. USEC owns all capital improvements and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. At the conclusion of the lease, USEC is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear).

Decontamination and decommissioning requirements for the ACP create an asset retirement obligation. As construction of the ACP takes place, the present value of the related asset retirement obligation (the initially determined fair value of the future obligation) is recognized as a long-term liability. An equivalent amount is recognized as part of the capitalized asset cost during the construction period. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period.

USEC has not recognized any changes to the capitalized asset cost related to the asset retirement obligation since the latter half of 2009, when USEC significantly reduced machine manufacturing and construction activities due to project funding uncertainty.

The long-term liability for the asset retirement obligation is accreted, or increased, for the passage of time and the estimate also is revised for any changes in long-term inflation rate assumptions. The accretion, based on a time value of money calculation, is charged to cost of sales in the LEU segment. At the end of 2010, USEC reassessed the long-term liability and determined that the current fair value of the obligation was accrued at a sufficient amount based on construction progress and no further increase would be made until additional commercial plant deployment resumed.

During each reporting period, USEC reassesses and revises the estimate of the asset retirement obligation based on construction progress, cost evaluation of future decommissioning expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities. Significant increases in asset retirement obligations and related capitalized asset costs would result when ACP construction is fully underway as part of any commercial plant deployment and plant operations.

Environmental Compliance Costs

Environmental compliance costs relating to operations are accrued and charged to inventory costs as incurred. Estimated environmental compliance costs, including depleted uranium disposition and waste disposal, are accrued where environmental assessments indicate that storage, treatment or disposal is probable and costs can be reasonably estimated. USEC stores depleted uranium at the Paducah GDP for future disposition. Changes in the estimated unit disposal cost result in charges to cost of sales for the accumulated quantity of depleted uranium. Liabilities for waste and depleted uranium disposition are based on current-dollar cost estimates and are not discounted.

Concentrations of Credit Risk

Credit risk could result from the possibility of a customer failing to perform or pay according to the terms of a contract. Extension of credit is based on an evaluation of each customer's financial condition. USEC regularly monitors credit risk exposure and takes steps to mitigate the likelihood of such exposure resulting in a loss.

SWU and Uranium Revenue

Revenue is derived from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium. Revenue is recognized at the time LEU or uranium is delivered under the terms of contracts with domestic and international electric utility customers. Some customers take title and delivery of LEU at the Paducah GDP, and revenue is recognized when delivery of LEU to the customer is complete. Most customers take title and delivery of LEU at fuel fabricators. USEC ships LEU to nuclear fuel fabricators for scheduled or anticipated orders from utility customers. Based on customer orders, USEC arranges for the transfer of title of LEU from USEC to the customer for the specified quantity of LEU at the fuel fabricator. Revenue is recognized when delivery of LEU to the customer occurs at the fuel fabricator.

In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require USEC to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. In such cases, recognition of revenue does not occur at the time title to uranium or LEU transfers to the customer but instead is deferred until LEU to which the customer has title is physically delivered. Certain customers make advance payments to be applied against future orders.  Advances from customers are reported as deferred revenue, and revenue is recognized as product is delivered or services are provided.

Contract Services Revenue

USEC performs services and earns revenue from contract work through our subsidiary NAC and from contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site. Revenue from NAC sales related to fixed-price contracts is recognized as services are provided based on milestones or events defined in the work scope. Revenue is recorded on time-and-materials contracts as the work is performed based on agreed-upon hourly rates and allowable costs. U.S. government contract revenue includes billings for fees and reimbursements for allowable costs that are determined in accordance with the terms of the underlying contracts. Revenue is recognized as work is performed and as fees are earned. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs determined in accordance with government cost accounting standards. Amounts representing contract change orders or final billing rates based on incurred costs are accrued and included in revenue when they can be reliably estimated and realization is probable. Allowable costs are subject to audit by the Defense Contract Audit Agency (“DCAA”), or such other entity that DOE authorizes to conduct the audit. The final settlement of amounts submitted by USEC for reimbursement is subject to acceptance by DOE. Revenue resulting from final billing rates is recognized upon completion of the government audits and notice by DOE authorizing final billing. This process has been completed for fiscal 2002, USEC’s first year as a federal contractor under government cost accounting standards. In addition, as of December 31, 2011, USEC has finalized and submitted to DOE the billable incurred costs for contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008, 2009 and 2010. Government audits for these periods have either not started or have not been completed. The additional revenue that would result from USEC’s final billing rates for these periods has not been recognized due to uncertainty related to the unperformed audits.

DOE funded a portion of the work at the Portsmouth site through an arrangement whereby DOE transferred to USEC uranium which USEC immediately sold. USEC completed six competitive sales of uranium between the fourth quarter of 2009 and the first quarter of 2011. USEC’s receipt of the uranium was not considered a purchase by USEC and no revenue or cost of sales was recorded upon its sale. This was because USEC had no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The value of the contract work was based on the cash proceeds from the uranium sales less our selling and handling costs. The net value from the uranium sale was recorded as deferred revenue, and revenue was recognized in our contract services segment as services are provided.

Stock-Based Compensation

USEC has stock-based compensation plans available to grant restricted stock, restricted stock units, non-qualified stock options, performance awards and other stock-based awards to key employees and non-employee directors. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts presented and disclosed in the consolidated financial statements. Significant estimates and judgments include, but are not limited to, pension and postretirement health and life benefit costs and obligations, costs for the conversion, transportation and disposition of depleted uranium, accounting treatment for expenditures on the American Centrifuge project, plant lease turnover costs, the tax bases of assets and liabilities, the future recoverability of deferred tax assets, and determination of the valuation allowance for deferred tax assets. Actual results may differ from such estimates, and estimates may change if the underlying conditions or assumptions change.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on fair value measurements and related disclosures. The amendments represent the converged guidance of the FASB and the International Accounting Standards Board and provide a consistent definition of fair value and common requirements for measurement and disclosure of fair value between generally accepted accounting principles in the U.S. (“GAAP”) and International Financial Reporting Standards (“IFRS”). The new amendments also change some fair value measurement principles and enhance disclosure requirements related to activities in Level 3 of the fair value hierarchy. The new provisions are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied prospectively. This requirement will become effective for USEC beginning with the first quarter of 2012. USEC does not expect the adoption of the amended guidance will have a material effect on its consolidated financial statements.

In June and December 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance requires companies to present the components of net income and other comprehensive income either in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied retrospectively for all periods presented. This requirement will become effective for USEC beginning with the first quarter of 2012. The new guidance relates to financial statement presentation and will have no effect on USEC’s results of operations, cash flows or financial position.

In September 2011, the FASB amended its guidance on testing goodwill for impairment. Under the revised guidance, companies testing goodwill for impairment have the option of first performing a qualitative assessment to determine whether further quantitative assessments are warranted. In assessing qualitative factors, companies are to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test prescribed in the existing guidance. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011.  USEC does not expect the adoption of the new guidance will have a material effect on its consolidated financial statements.

2.  ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS
	December 31,
	2011	2010
	(millions)
Accounts receivable (1):
Utility customers	$124.2	$249.5
Contract services, primarily Department of Energy (2):
Billed revenue	18.8	34.8
Unbilled revenue	19.0	24.3
	37.8	59.1
	$162.0	$308.6
Other current assets:
Prepayments to American Centrifuge suppliers	$21.1	$34.4
Prepaid taxes, power purchases and insurance	29.4	21.0
Deferred financing costs for credit facility	2.4	7.4
Other	11.9	8.8
	$64.8	$71.6

(1)	Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $13.7 million at December 31, 2011 and $18.6 million at December 31, 2010.

(2)
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

3. INVENTORIES
	December 31,
	2011	2010
	(millions)
Current assets:
Separative work units	$1,048.6	$947.4
Uranium	690.0	562.5
Materials and supplies	13.4	12.6
	1,752.0	1,522.5
Current liabilities:
Inventories owed to customers and suppliers	(870.1)	(715.8)
Inventories, net	$881.9	$806.7

In addition, USEC held uranium with estimated fair values of approximately $2.9 billion at December 31, 2011 and $3.3 billion at December 31, 2010, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The decrease reflects a 17% decline in the uranium spot price indicator partially offset by a 6% increase in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

4. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2008	Capital Expenditures (Depreciation)	Transfers and Retirements	December 31, 2009	Capital Expenditures (Depreciation)	Transfers and Retirements	December 31, 2010
Construction work in progress	$617.5	$405.3	$(31.4)	$991.4	$149.4	$(14.5)	$1,126.3
Leasehold improvements	176.8	-	5.8	182.6	-	4.7	187.3
Machinery and equipment	234.3	1.6	24.2	260.1	3.0	6.0	269.1
	1,028.6	406.9	(1.4)	1,434.1	152.4	(3.8)	1,582.7
Accumulated depreciation and amortization	(292.5)	(27.9)	1.4	(319.0)	(36.1)	3.8	(351.3)
	$736.1	$379.0	$-	$1,115.1	$116.3	$-	$1,231.4

	December 31, 2010	Capital Expenditures (Depreciation)	Transfers and Retirements	December 31, 2011
Construction work in progress	$1,126.3	$135.9	$(151.0)	$1,111.2
Leasehold improvements	187.3	-	(4.4)	182.9
Machinery and equipment	269.1	-	(17.9)	251.2
	1,582.7	135.9	(173.3)	1,545.3
Accumulated depreciation and amortization	(351.3)	(42.7)	35.8	(358.2)
	$1,231.4	$93.2	$(137.5)	$1,187.1

Capital expenditures include items in accounts payable and accrued liabilities at December 31, 2011 for which cash is paid in the following period.

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant in Piketon, Ohio. Capital expenditures related to the ACP, which is primarily included in the construction work in progress balance, totaled $1,119.0 million at December 31, 2011 and $1,143.8 million at December 31, 2010. Amounts capitalized include interest of $33.4 million in 2011, $31.6 million in 2010 and $22.9 million in 2009. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at December 31, 2011 and was unchanged from December 31, 2010.  Additional information related to asset retirement obligations is provided in Note 15.

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

During the fourth quarter of 2011, USEC expensed $127.1 million of previously capitalized work in progress costs related to a number of earlier AC100 centrifuge machines. These machines were determined to no longer be compatible with the commercial plant design for the American Centrifuge Plant. As USEC previously disclosed in the second and third quarters of 2011, USEC has been evaluating the ongoing utility of a number of earlier AC100 centrifuge machines that were previously capitalized as part of construction work in progress.  Following the completion of this review, which included the evaluation of several potential uses for these earlier machines and the related economics of each scenario, USEC determined that these centrifuge machines have no future economic benefit and should be expensed. The expense was charged to advanced technology costs on the consolidated statement of operations and relates to a number of centrifuge machines, parts, materials and associated capitalized interest. This conclusion did not affect centrifuge machines that are currently being operated in the lead cascade in Piketon, Ohio, which are the current commercial plant design, or any machines that would be built as part of the RD&D program being discussed with DOE.

Beginning in the fourth quarter of 2011, USEC has been spending on the ACP at reduced levels that relate primarily to development and maintenance activities rather than capital asset creation. Additional details are provided in Note 16 under “American Centrifuge Plant – Project Funding.” Beginning with the start of the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Capitalization of expenditures related to ACP has ceased until commercial plant deployment resumes.

USEC believes that future cash flows from the ACP will exceed its capital investment. Since USEC believes its capital investment is fully recoverable, no impairment of the balance of capitalized costs is anticipated at this time. USEC will continue to evaluate this assessment as conditions change, including as a result of activities conducted as part of the research, development and demonstration (“RD&D”) program being pursued.

On September 30, 2011, USEC completed the transition of Portsmouth site facilities to the D&D contractor. USEC continues to lease facilities used for the ACP and administrative purposes in Piketon, Ohio. However, under our lease agreement with DOE, ownership of capital improvements related to the transitioned Portsmouth site facilities that USEC left behind as well as responsibility for D&D transferred to DOE.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITES

	December 31,
	2011	2010
	(millions)
Trade payables	$20.2	$36.3
Compensation and benefits	45.2	61.3
American Centrifuge accrued liabilities	11.0	14.5
Accrued property and other taxes payable	10.9	9.8
Accrued lease turnover – current	-	10.5
Accrued interest payable on debt	4.7	5.3
Other accrued liabilities	28.1	34.7
	$120.1	$172.4

The decline in accounts payable and accrued liabilities is primarily due to the Portsmouth site transition to the D&D contractor in 2011, reduced ACP related activities, and reduced compensation related accruals.

6. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	December 31,
	2011	2010
	(millions)
Deferred revenue	$181.5	$176.1
Advances from customers	23.7	3.0
	$205.2	$179.1

Deferred costs associated with deferred revenue	$175.5	$152.9

Advances from customers included $22.3 million as of December 31, 2011 and $1.2 million as of December 31, 2010 for services to be provided for DOE or to be applied to existing receivables balances due from DOE in USEC’s contract services segment. DOE funded this work through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold in the market.

7. DEBT

Revolving Credit Facility and Term Loan due May 31, 2012

Utilization of the $310.0 million syndicated credit facility at December 31, 2011 and 2010 follows:

	December 31,
	2011	2010
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan	85.0	85.0
Letters of credit	19.6	17.3
Available credit	205.4	207.7

On March 13, 2012, USEC amended and restated its existing $310.0 million credit facility, scheduled to mature on May 31, 2012, to a $235.0 million credit facility that matures on May 31, 2013. Refer to “Amended and Restated Credit Facility” below.

In 2011, aggregate borrowings and repayments under the revolving credit facility amounted to $80.9 million, and the peak amount outstanding was $50.1 million. In addition to the $85.0 million term loan, the credit facility included aggregate lender commitments under the revolving credit facility of $225.0 million, including up to $150.0 million in letters of credit. The interest rate on the term loan as of December 31, 2011 was 9.5% (floor of 2% plus 7.5% as described below).

The credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. Borrowings under the credit facility are subject to limitations based on established percentages of eligible accounts receivable and USEC-owned inventory pledged as collateral to the lenders. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit.

The term loan was funded as of October 8, 2010 and was issued with an original issue discount of 2% and bore interest, at our election, at either:

•
the greater of (1) the JPMorgan Chase Bank prime rate (with a floor of 3%) plus 6.5%, (2) the federal funds rate plus ½ of 1% (with a floor of 3%) plus 6.5%, or (3) an adjusted 1-month LIBO Rate plus 1% (with a floor of 3%) plus 6.5%; or

•	the adjusted LIBO Rate (with a floor of 2.0%) plus 7.5%.

The interest rate on outstanding borrowings under the revolving credit facility was, at our election, either:

•
the sum of (1) the greater of a) the JPMorgan Chase Bank prime rate, b) the federal funds rate plus ½ of 1%, or c) an adjusted 1-month LIBO Rate plus 1% plus (2) a margin ranging from 2.25% to 2.75% based upon availability, or

•	the sum of the adjusted LIBO Rate plus a margin ranging from 4.0% to 4.5% based upon availability.

On June 20, 2011, the credit facility agreement was amended to provide increased flexibility for continued investment in the American Centrifuge project. Before the amendment, the credit facility agreement permitted USEC to spend up to $165 million in the aggregate over the term of the credit facility on the American Centrifuge project, subject to certain limitations and exceptions. The amendment removed this spending restriction. The credit facility agreement, as amended, instead restricted spending on the American Centrifuge project if Availability (as defined in the credit facility agreement) falls below $100 million, as described below:

Requirement	Outcome
Availability ≥ $100 million
If not maintained, then the aggregate amount of spending on the American Centrifuge project (1) made in any calendar month shall not exceed $5 million and (2) made in the aggregate shall not exceed $25 million until the 60th consecutive day after minimum Availability is restored.

Availability was $204.7 million as of December 31, 2011 and $206.8 million as of December 31, 2010.

The credit facility contains various reserve provisions that reduce available borrowings under the facility periodically or restrict the use of borrowings if certain requirements are not met. As of December 31, 2011 and 2010, USEC met all of the reserve provision requirements.

The credit facility includes various customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, maintenance of a minimum amount of collateral, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the credit facility. As of December 31, 2011 and 2010, USEC was in compliance with all of the covenants.

A failure by USEC to comply with obligations under the credit facility or other agreements such as the indenture governing USEC’s outstanding convertible notes, or the occurrence of a “fundamental change” as defined in the indenture governing USEC’s outstanding convertible notes or the occurrence of a “material adverse effect” as defined in the credit facility, could result in an event of default under the credit facility. A default, if not waived or cured (in cases where USEC is granted a cure period), could permit, among other things, acceleration of the repayment of any outstanding indebtedness to the lenders, the posting of cash collateral in an amount equal to 105% of any outstanding letters of credit, and the termination of the credit facility.

Amended and Restated Credit Facility

On March 13, 2012, USEC amended and restated its existing $310.0 million credit facility (including the $85.0 million term loan), scheduled to mature on May 31, 2012, to a $235.0 million credit facility that matures on May 31, 2013.  The amended and restated credit facility includes a revolving credit facility of $150.0 million (including up to $75.0 million in letters of credit) and a term loan of $85.0 million. Under the amended and restated credit facility, commencing December 3, 2012, the aggregate revolving commitments and term loan principal will be reduced by $5.0 million per month through the expiration of the credit facility.

As with the former facility, the credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. Borrowings under the credit facility are subject to limitations based on established percentages of eligible accounts receivable and USEC-owned inventory pledged as collateral to the lenders. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit.

The new term loan was funded as of March 13, 2012 and will bear interest, at our election, at either:

•
the sum of (1) the greater of (a) the JPMorgan Chase Bank prime rate, (b) the federal funds rate plus ½ of 1%, or (c) an adjusted 1-month LIBO Rate (with a floor of 2.0%) plus 1% plus (2) a margin of 7.25%; or

•	the adjusted LIBO Rate (with a floor of 2.0%) plus a margin of 9.0%.

The interest rate on outstanding borrowings under the new revolving credit facility is, at our election, either:

•
the sum of (1) the greater of (a) the JPMorgan Chase Bank prime rate, (b) the federal funds rate plus ½ of 1%, or (c) an adjusted 1-month LIBO Rate (with a floor of 2.0%) plus 1% plus (2) a margin of 2.75%, or

•	the sum of the adjusted LIBO Rate (with a floor of 2.0%) plus a margin of 4.5%.

If USEC has not terminated operations at the Paducah GDP by June 30, 2012, and USEC’s gross profit for any three consecutive months thereafter is a loss, then commencing on the first date of such quarter and continuing for the remaining term of the credit facility, the margin on the term loan will increase by 2.0% and the margin on the revolving loans will increase by 1.5%.

The credit facility is available to finance working capital needs and general corporate purposes. The credit facility imposes limitations and restrictions on our ability to invest in the American Centrifuge project as follows:

March, April and May 2012	Up to $15 million per month
June 2012 and beyond
Up to $1 million per month. If USEC enters into definitive agreements for the RD&D program then, from the later of June 1, 2012 or the date of such agreements, we can invest our 20% share of the costs under the RD&D program (up to $75 million) as long as the amount USEC has spent that is due to be reimbursed to us under the RD&D program does not exceed $50 million.

Exceptions
If USEC demobilizes the American Centrifuge project, USEC may pay the costs and expenses of such demobilization in accordance with a plan previously submitted to the agent for the lenders.

If, as part of DOE’s exercise or remedies under the RD&D program, USEC is required to transfer the American Centrifuge project or the RD&D program assets, in whole or in part, to DOE or its designee, USEC may spend as needed to maintain compliance with legal and regulatory requirements, but may not spend more than $5 million of proceeds of the revolving loans on such expenses.

USEC may not spend any proceeds of revolving loans on American Centrifuge expenses if a default or event of default has occurred.

The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically including an availability block equal to $45.0 million. The other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.

Subject to certain exceptions, USEC will be required at all times to prepay all amounts outstanding under the revolving credit agreement with the net proceeds of (i) any sale or transfer of assets, including in the ordinary course, of USEC Inc. and its subsidiaries, (ii) the sale or transfer of equity of USEC Inc. or its subsidiaries, (iii) the issuance of indebtedness of USEC Inc. or its subsidiaries or (iv) insurance proceeds from casualty events.  In addition, certain proceeds, including from specified debt issuances and asset sales (including sales resulting from cessation of production at the Paducah GDP or a demobilization of the American Centrifuge project), will permanently reduce the revolving loan commitments and prepay the term loan. Both the revolving credit facility and the term loan must be fully prepaid prior to any redemption of the Company’s Series B-1 preferred stock.

With certain exceptions, all funds of USEC Inc. and its subsidiaries will be subject to full cash dominion, meaning that they will be swept on a daily basis into an account with the administrative agent and will be used to pay outstanding loans and to cash collateralize outstanding letters of credit (if required) before they are available to USEC for use in its operations.

With limited allowances, the credit facility includes a requirement to maintain a ratio of 1.75:1.0 of certain eligible collateral (less reserves) to the amount of the credit facility.  The credit facility also includes various other customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the credit facility.

Default under, or failure to comply with the Russian Contract, the Russian Supply Agreement, the 2002 DOE-USEC Agreement (other than the milestones related to deployment of the American Centrifuge project), the lease of the GDPs or any other material contract or agreement with the DOE, or any exercise by DOE of its rights or remedies under the 2002 DOE-USEC Agreement, would also be considered to be an event of default under the credit facility if it would reasonably be expected to result in a material adverse effect on (i) USEC’s business, assets, operations or condition (taken as a whole), (ii) USEC’s ability to perform any of our obligations under the credit facility, (iii) the assets pledged as collateral under the credit facility; (iv) the rights or remedies under the credit facility of the lenders or J.P. Morgan as administrative agent; or (v) the lien or lien priority with respect to the collateral of J.P. Morgan as administrative agent. Under the credit facility, the orderly shutdown of the Paducah GDP, a demobilization of the American Centrifuge project or the exercise by the DOE of certain rights to require USEC to transfer to the DOE or its designee, the American Centrifuge project or all or any portion of property related to the American Centrifuge project, would not result in a material adverse effect.

Convertible Senior Notes due 2014

USEC’s convertible senior notes, issued in September 2007, bear interest at a rate of 3.0% per annum payable semi-annually in arrears on April 1 and October 1 of each year and are due October 1, 2014. USEC paid underwriting discounts and offering expenses of $14.3 million, and these costs were deferred and are being amortized using the effective interest rate method over the life of the convertible notes.

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

The notes were not eligible for conversion to common stock as of December 31, 2011 and 2010. Holders may convert their notes to common stock at their option on any day prior to the close of business on the scheduled trading day immediately preceding August 1, 2014 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of USEC Inc. common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter), if the last reported sale price of USEC Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, August 1, 2014 through the scheduled trading day immediately preceding the maturity date of the notes.

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

In January 2011, USEC executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange, USEC recognized a gain on debt extinguishment of $3.1 million in the first quarter of 2011.

Deferred Financing Costs

A summary of deferred financing costs follows (in millions):

	December 31, 2009	Additions	Amortization	December 31, 2010	Additions	Amortization	December 31, 2011
Other current assets:
Bank credit facilities	$0.5	$10.6	$(3.7)	$7.4	$0.5	$(5.5)	$2.4

Deferred financing costs (long-term):
Convertible notes	$10.0	$-	$(1.9)	$8.1	$-	$(2.6)	$5.5
DOE Loan Guarantee application	2.0	0.5	-	2.5	4.2	-	6.7
Deferred financing costs	$12.0	$0.5	$(1.9)	$10.6	$4.2	$(2.6)	$12.2

8. CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

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

At the first closing, Toshiba and B&W purchased 75,000 shares of Series B-1 12.75% convertible preferred stock, and warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share, which will be exercisable in the future. The estimated fair value of the preferred stock at issuance was $75.0 million using a discount rate of 12.75%, and was equal to the redemption value of $1,000 per share or $75.0 million. The preferred stock is classified as a liability since it is convertible for a variable number of shares of common stock based on a fixed monetary value known at the issuance date. Since the preferred stock is classified as a liability, the proceeds of $75.0 million were first allocated to the liability instrument's full fair value, and no residual proceeds remained to be assigned to the warrants. Upfront costs and fees paid or accrued of $6.6 million related to the planned $200 million investment were expensed in 2010 and classified as preferred stock issuance costs. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and was initially recorded at fair value.

Currently, USEC and the investors (as to such investor’s obligations) have the right to terminate the securities purchase agreement.  During 2011, USEC agreed several times with the investors through a standstill agreement not to exercise their respective rights to terminate the securities purchase agreement and USEC continues to have discussions with the investors regarding their investment. As of December 31, 2011, the convertible preferred stock can be converted or sold at the holder’s option and is classified as a current liability at the redemption value.

As of December 31, 2011, the convertible preferred stock balance of $88.6 million includes additional shares of convertible preferred stock totaling $13.6 million representing dividends paid-in-kind either issued or payable. The dividend amounts through the third quarter of 2011 were capitalized as interest to construction work in progress for the American Centrifuge Plant. The dividend amounts in the fourth quarter of 2011 were expensed as interest expense. The effect of dilutive securities on net income per share is provided in Note 14.

The convertible preferred stock balance of $88.6 million equates to 73.3 million shares of common stock based on the arithmetic average of the daily volume-weighted average share price for USEC common stock as of December 31, 2011 for the preceding 20 trading days, or $1.21 per share. In the calculation of diluted net income per share for 2011 (Note 14), the effect of the convertible preferred stock is 19.2 million shares since the daily volume-weighted average share price is determined as of the beginning of the period for purposes of calculating diluted earnings per share.

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

9. FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

•	Level 3 – unobservable inputs in which little or no market data exists.

The following financial instruments are recorded at fair value (in millions):

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation asset (a)	-	$2.3	-	$2.3	-	$1.8	-	$1.8

Liabilities:
Deferred compensation obligation (a)	-	2.6	-	2.6	-	2.0	-	2.0
Convertible preferred stock, long-term (b)	-	-	-	-	-	-	78.2	78.2

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

(b) The estimated fair value of the convertible preferred stock is based on a market approach using a discount rate of 12.75%, which is unobservable (Level 3) since the instruments do not trade. Dividends on the convertible preferred stock are paid or accrued as additional shares of convertible preferred stock on a quarterly basis at an annual rate of 12.75%, which is consistent with current market prices and other market benchmarks. The estimated fair value equals the redemption value of $1,000 per share.

The following is a reconciliation of the beginning and ending balances for items measured at fair value using significant unobservable inputs (Level 3). As of December 31, 2011, the convertible preferred stock can be converted or sold at the holder’s option and is classified as a current liability at the redemption value.

	Years Ended December 31,
	2011	2010
	(millions)
Convertible preferred stock, long-term:
Beginning balance	$78.2	$-
Issuances	-	75.0
Paid-in-kind dividends issued	10.1	0.8
Less: paid-in-kind dividends payable, beginning balance	(2.4)	-
Paid-in-kind dividends payable	2.7	2.4
Total gains or losses (realized/unrealized)	-	-
Transfer out of Level 3 (see Note 8)	(88.6)	-
Ending balance	$-	$78.2

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan, due May 31, 2012	$85.0	$72.8	$85.0	$85.6
3.0% convertible senior notes, due October 1, 2014	530.0	246.1	575.0	517.9

The estimated fair value of the term loan is based on the change in market value of an index of loans of similar credit quality based on published credit ratings. The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date.

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 7,200 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 4,000 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998.  Pursuant to the supplemental executive retirement plans (“SERP”) and pension restoration plan, USEC provides executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law. Employees hired on or after September 1, 2008 and who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or the postretirement health and life benefit plan.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):
	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Years Ended December 31,		Years Ended December 31,
Changes in Benefit Obligations:	2011	2010	2011	2010
Obligations at beginning of year	$876.8	$840.0	$230.6	$219.3
Actuarial (gains) losses, net	93.4	10.3	14.7	5.0
Service costs	16.2	19.3	4.3	5.0
Interest costs	50.3	48.9	12.2	11.9
Gross benefits paid	(50.4)	(41.7)	(11.5)	(10.8)
Less federal subsidy on benefits paid	-	-	0.7	0.2
Curtailment losses	3.2	-	1.9	-
Obligations at end of year	989.5	876.8	252.9	230.6
Changes in Plan Assets:
Fair value of plan assets at beginning of year	728.5	661.7	51.9	50.4
Actual return on plan assets	34.1	95.7	(1.8)	5.4
USEC contributions	15.6	12.8	6.5	6.9
Benefits paid	(50.4)	(41.7)	(11.5)	(10.8)
Fair value of plan assets at end of year	727.8	728.5	45.1	51.9
(Unfunded) status at end of year	(261.7)	(148.3)	(207.8)	(178.7)

Amounts recognized in assets and liabilities:
Current liabilities	$(3.4)	$(2.9)	$-	$-
Noncurrent liabilities	(258.3)	(145.4)	(207.8)	(178.7)
	$(261.7)	$(148.3)	$(207.8)	$(178.7)
Amounts recognized in accumulated other comprehensive income, pre-tax:
Net actuarial loss	$280.5	$176.7	$59.9	$43.6
Prior service cost (credit)	3.2	4.8	-	0.1
	$283.7	$181.5	$59.9	$43.7

Assumptions used to determine benefit obligations at end of year:
Discount rate	4.95%	5.77%	4.46%	5.32%
Compensation increases	4.25	4.25	4.25	4.25

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

Projected benefit obligations are based on actuarial assumptions including future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. The accumulated benefit obligation for all defined benefit pension plans was $933.8 million at December 31, 2011 and $798.3 million at December 31, 2010. At December 31, 2011, none of USEC’s plans had fair value of plan assets in excess of accumulated benefit obligations.

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

USEC’s contracts for maintaining the Portsmouth site facilities and performing services for DOE at Portsmouth expired in 2011. The transition of Portsmouth site contract services workers from USEC to DOE’s new contractor began in the first quarter of 2011 and was completed on September 30, 2011. The elimination of expected years of future service for certain employees at the Portsmouth site in the actuarial calculation resulted in a curtailment loss of $3.2 million for the defined benefit pension plan in the first quarter of 2011. A curtailment loss of $1.9 million for the postretirement health and life benefit plans was recognized in the second quarter of 2011 based on greater clarity of employee decisions regarding the plan offered by the new employer and further refinement of actuarial assumptions. Similarly, a curtailment loss of $0.4 million was recognized in 2010 related to unamortized prior service costs since it was known that a substantial number of employees would be leaving USEC as a result of the transition. The curtailment losses were included in cost of sales for the contract services segment.

Components of Net Periodic Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
(in millions)	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Costs
Service costs	$16.2	$19.3	$18.7	$4.3	$5.0	$4.6
Interest costs	50.3	48.9	47.7	12.2	11.9	12.6
Expected return on plan assets (gains)	(54.0)	(48.7)	(42.6)	(3.7)	(3.6)	(3.0)
Amortization of prior service costs (credits)	1.7	1.8	1.7	-	(8.5)	(14.4)
Amortization of actuarial (gains) losses, net	9.4	16.0	23.9	2.6	2.7	4.2
Curtailment losses	3.2	0.4	-	1.9	-	-
Net periodic benefit costs	$26.8	$37.7	$49.4	$17.3	$7.5	$4.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$115.4	$(36.7)	$(48.7)	$20.8	$3.2	$(7.8)
Prior service costs	-	-	1.3	-	-	0.2
Amortization of actuarial (gains) losses, net	(11.6)	(16.0)	(23.9)	(4.6)	(2.7)	(4.2)
Amortization of prior service costs (credits)	(1.6)	(2.2)	(1.7)	-	8.5	14.4
Total (gain) loss recognized in other comprehensive income, pre-tax	$102.2	$(54.9)	$(73.0)	$16.2	$9.0	$2.6

Total (gain) loss recognized in net periodic benefit costs (income) and other comprehensive income, pre-tax	$129.0	$(17.2)	$(23.6)	$33.5	$16.5	$6.6

Assumptions used to determine net periodic benefit costs:
Discount rate	5.77%	5.84%	6.09%	5.32%	5.44%	6.00%
Expected return on plan assets	7.50	7.50	7.75	7.50	7.50	7.50
Compensation increases	4.25	4.25	4.25	4.25	4.25	4.25

The estimated actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension benefit cost during 2012 are $19.7 million and $1.5 million, respectively. The estimated actuarial net loss for the postretirement health and life benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 is $4.5 million.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2011	2010
Healthcare cost trend rate for the following year	8.00%	8.00%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2018	2018

A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$8.5	$(8.0)
Net periodic benefit costs	$1.0	$(0.9)

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

The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

	Percentage of Plan Assets		Target Allocation
	December 31,		Range
	2011	2010	2012
Defined Benefit Pension Plans:
Equity securities	50%	54%	40	-	60%
Debt securities	50	46	40	-	60%
	100%	100%
Postretirement Health and Life Benefit Plans:
Equity securities	69%	67%	55	-	75%
Debt securities	31	33	25	-	45%
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2011 categorized by the fair value hierarchy levels described in Note 9 (in millions):

	Defined Benefit Pension Plans
	Level 1	Level 2	Level 3	Total
U.S. government securities	$-	$70.1	$-	$70.1
Collective trust – money market funds	-	21.4	-	21.4
Collective trust – bond funds	-	41.5	-	41.5
Collective trust – equity funds	-	362.9	-	362.9
Preferred equity	0.3	-	-	0.3
Corporate debt	-	218.1	0.9	219.0
Municipal bonds	-	7.2	-	7.2
Mortgage and asset backed securities	-	0.8	-	0.8
Fair value of investments by hierarchy level	$0.3	$722.0	$0.9	$723.2
Accrued interest receivable				4.2
Unsettled transactions receivable				0.4
Plan assets at December 31, 2011				$727.8

	Postretirement Health and Life Benefit Plans
	Level 1	Level 2	Level 3	Total
Money market funds	$1.2	$-	$-	$1.2
Bond mutual funds	14.4	-	-	14.4
Equity mutual funds	29.5	-	-	29.5
Fair value of investments by hierarchy level	$45.1	$-	$-	$45.1

Level 1 assets include preferred equity that are valued based on observable prices in active markets. Money market funds are valued based on a Net Asset Value (“NAV”) of one dollar. Mutual funds that have publicly available NAVs are also included in Level 1.

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

Level 3 asset fair values are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 of the valuation hierarchy includes investments in corporate debt that is valued based on estimated prices that include unobservable inputs such as extrapolated data, indicative quotes and proprietary models of third-party pricing sources. The table below sets forth a summary of changes in the fair value of Level 3 assets of the defined benefit pension plans for the year ended December 31, 2011 (in millions):

Corporate Debt
Beginning balance	$-
Transfer in to Level 3	0.9
Net investment gain (loss)	-
Ending balance	$0.9

Benefit Plan Cash Flows

In 2012, USEC expects to fund the defined benefit pension plans with the required contribution under the Employee Retirement Income Security Act (“ERISA”), or $36.1 million. USEC expects to contribute $3.9 million to the postretirement health and life benefit plans in 2012. There is no required contribution for postretirement health and life benefit plans under ERISA. Certain contributions to the plans are recoverable under USEC’s contracts with DOE. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Estimated future benefit plan payments and expected subsidies from Medicare follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans	Expected Subsidies From Medicare
2012	$58.1	$15.6	$0.5
2013	69.8	17.0	0.7
2014	58.7	18.3	0.9
2015	59.1	20.4	1.1
2016	59.5	23.5	1.4
2017 to 2021	307.8	125.4	9.7

Other Plans

USEC sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants, and the funds are administered by an independent trustee. USEC’s matching cash contributions amounted to $7.7 million in 2011, $8.4 million in 2010 and $8.2 million in 2009. Under the Executive Deferred Compensation Plan, qualified employees contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. USEC’s matching contributions amounted to $0.1 million in each of 2011, 2010 and 2009.

11. STOCK-BASED COMPENSATION

USEC has stock-based compensation plans available to grant restricted stock, restricted stock units, non-qualified stock options, performance awards and other stock-based awards to key employees and non-employee directors. A summary of stock-based compensation costs follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Total stock-based compensation costs:
Restricted stock and restricted stock units	$7.1	$7.4	$7.3
Stock options, performance awards and other	1.3	1.9	1.6
Less: costs capitalized as part of inventory	(0.4)	(0.3)	(0.3)
Expense included in selling, general and administrative	$8.0	$9.0	$8.6
Total after-tax expense	$5.2	$5.8	$5.6

As of December 31, 2011, there was $5.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $4.8 million relates to restricted shares and restricted stock units, and $0.8 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Of the 8.5 million shares of common stock approved by stockholders for issuance under USEC’s equity incentive plans and employee stock purchase plans, there were approximately 5,211,000 shares available for future awards under the plans at December 31, 2011 (excluding outstanding awards which terminate or are cancelled without being exercised or that are settled for cash), including approximately 4,518,000 shares available for grants of stock options, restricted stock or restricted stock units, performance awards and other stock-based awards, as well as approximately 693,000 shares available under the employee stock purchase plan. USEC’s practice is to issue shares under stock-based compensation plans from treasury stock. The employee stock purchase plan was discontinued effective February 15, 2012.

Restricted Stock Units and Restricted Stock

Under a long-term incentive program approved by the Board of Directors in 2009, certain participating executives were awarded the right to earn shares of restricted stock that vest ratably over three years from March 2009 (or later in the case of a participant who joined the program during 2009). Actual awards were determined by USEC’s performance in 2009 against a pre-determined performance goal. Awards were granted in 2010 and were classified as equity awards.

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

In February 2011, the Board of Directors approved a revised long-term incentive program for certain participating executives. The revised long-term incentive plan has three components: (1) time-based restricted stock that vests over three years, (2) performance-based restricted stock that, subject to being earned, vests over three years, and (3) a three-year performance-based cash incentive program.

The performance-based restricted stock was subject to being earned based on USEC’s total shareholder return in 2011 compared to the Russell 2000 total shareholder return (without dividends). This award was valued at the award date using a Monte Carlo model. The target number of shares of restricted stock was calculated based on USEC’s stock price on March 1, 2011.  Award valuation factors associated with the underlying performance of USEC’s stock price and shareholder returns over the term of the award include:

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

USEC’s total shareholder return in 2011 was below the 25th percentile of the Russell 2000 total shareholder return, therefore no awards were made for 2011.

The new three-year performance-based cash incentive program for 2011 covers the three-year performance period from January 1, 2011 through December 31, 2013. Actual payout of awards will be determined by the performance of the Company during the performance period against two pre-determined performance goals. Cash awards earned will be granted following the completion of the performance period. This award is classified as a liability. The liability will be re-measured each reporting period based on the status of the performance against the performance goals.

The fair value of restricted stock is determined based on the closing price of USEC’s common stock on the grant date. Compensation cost for restricted stock is amortized to expense on a straight-line basis over the three-year vesting period. Sale of such shares is restricted prior to the date of vesting. A summary of restricted shares activity for the year ended December 31, 2011 follows (shares in thousands):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Restricted Shares at December 31, 2010	2,138	$4.64
Granted	827	5.11
Vested	(1,051)	5.07
Forfeited	-	-
Restricted Shares at December 31, 2011	1,914	$4.61

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

Assumptions used to value option grants follow:
	Years Ended December 31,
	2011		2010		2009
Risk-free interest rate	-	-	0.78 - -	1.43%	1.40 - -	1.45%
Expected volatility	--	-	72 - -	75%	65 - -	72%
Expected option life (years)	--	-	4.0 - -	4.1	3.8 - -	4.0
Weighted-average grant date fair value	-		$2.81		$1.82
Options granted	0		773,018		1,107,342

Stock options vest or become exercisable in equal annual installments over a three year period and expire 5 or 10 years from the date of grant. A summary of stock option activity follows:
			Weighted-Average
	Stock	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(millions)
Outstanding at December 31, 2010	3,552	6.20
Granted	-	-
Exercised	-	-
Forfeited or expired	(426)	10.47
Outstanding at December 31, 2011	3,126	$5.61	2.0	$-
Exercisable at December 31, 2011	2,249	$6.02	1.7	$-

There were 115,630 stock options exercised in 2010. Cash received from the exercise of the options was $0.5 million. The intrinsic value of the options exercised was $0.2 million. There were no stock options exercised in 2011 or 2009.

Stock options outstanding and options exercisable at December 31, 2011, follow (options in thousands):

Stock Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Options Exercisable
$3.72	1,069	2.3	713
5.00 to 7.00	1,676	2.2	1,155
7.02 to 7.10	137	0.8	137
11.33 to 14.28	244	0.7	244
	3,126	2.0	2,249

Employee Stock Purchase Plan

The employee stock purchase plan was discontinued effective February 15, 2012. Under the employee stock purchase plan, participating employees could elect to designate up to 10% of their compensation to purchase shares of USEC Inc. common stock at 85% of the market price at the end of the six-month offering period. There is a minimum holding period of one year for shares purchased under the plan. Compensation costs for the discounts provided under the plan were $0.1 million in both 2011 and 2010. Employees purchased approximately 248,000 shares in 2011 and approximately 116,000 shares in 2010.

12. INCOME TAXES

Provision

The provision for income taxes from continuing operations is as follows (in millions):
	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$(20.1)	$(27.8)	$30.4
State and local	0.6	2.9	6.9
Foreign	0.1	-	-
	(19.4)	(24.9)	37.3
Deferred:
Federal	283.3	43.3	(2.1)
State and local	18.3	1.0	0.5
Foreign	-	-	-
	301.6	44.3	(1.6)
	$282.2	$19.4	$35.7

The majority of the income (loss) from continuing operations in 2011 is from domestic sources.

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):
	December 31,
	2011	2010
Deferred tax assets:
Plant lease turnover and other exit costs	$15.6	$18.9
Employee benefits costs	191.7	135.6
Inventory	-	15.1
Property, plant and equipment	75.0	18.9
Tax intangibles	0.9	1.7
Deferred costs for depleted uranium	56.8	49.4
Net operating loss and credit carryforwards	22.3	1.6
Accrued expenses	7.7	9.2
Other	7.0	5.4
	377.0	255.8
Valuation allowance	(370.6)	(1.5)
Deferred tax assets, net of valuation allowance	6.4	254.3

Deferred tax liabilities:
Inventory	1.5	-
Prepaid expenses	1.1	1.2
Dividends on preferred stock	3.8	1.1
Deferred tax liabilities	6.4	2.3
	$-	$252.0

The net increase of $369.1 million in 2011 in the valuation allowance reduces the net deferred tax assets to their net realizable value as of the end of the year. A full valuation allowance against net deferred taxes was recorded in 2011 due to cumulative losses incurred in recent years and due to substantial uncertainty to generate future taxable income that would lead to realization of the net deferred tax assets.  The ultimate realization of the net deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse.

The valuation allowance of $1.5 million as of December 31, 2010 reduces NAC's state net operating losses that were recorded as a result of the 2004 acquisition of NAC.  NAC has state net operating losses of $1.5 million that are available to offset future taxable income and currently expire through 2023.

USEC has federal net operating losses of $32.2 million and federal tax credit carryforwards of $9.5 million that currently expire through 2031. If certain substantial changes in USEC's ownership occur, there would be an annual limitation on the amount of the federal tax carryforwards that can be utilized.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal	-	9	4
Research and other tax credits	1	(16)	(4)
Other nondeductible expenses	(1)	8	2
Preferred stock issuance costs and dividends paid-in-kind	(1)	13	-
Valuation allowance against deferred tax assets	(143)	-	-
Change in Medicare D Subsidy tax treatment	-	24	-
Uncertain tax positions (see below)	-	(1)	1
	(109)%	72%	38%

Included in the 2011 effective tax rate is a charge for the $369.1 million increase in the valuation allowance against net deferred tax assets.

The provision for income taxes for 2010 included a charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as “the Healthcare Act”) signed into law at the end of March 2010. The charge was due to a reduction in USEC’s deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Healthcare Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods.

Included in the 2011 and 2010 overall effective tax rate is the impact related to the $75.0 million investment of Toshiba and B&W and the quarterly dividends on the preferred stock that were issued or accrued in additional shares of preferred stock (paid-in-kind). The preferred stock and warrants are considered equity instruments for income tax purposes. The 2011 and 2010 dividends paid-in-kind and issuance costs are permanent differences that are not deductible for tax purposes and are included in the effective tax rate calculation.

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in other long-term liabilities, was $3.7 million at December 31, 2011 and $4.1 million at December 31, 2010. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the tax provision decreased $0.3 million during 2011, decreased $0.1 million during 2010, and increased $0.4 million during 2009. USEC believes that the liability for unrecognized tax benefits will not materially change in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):
	Years Ended December 31,
	2011	2010
Balance at beginning of the year	$4.1	$4.4
Reductions to tax positions of prior years	(0.5)	(0.5)
Additions for tax positions of current year	0.1	0.2
Balance at end of the year	$3.7	$4.1

USEC and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The IRS completed an examination of USEC’s 2004 through 2006 federal income tax returns in July 2008. As of December 31, 2011, the federal statute of limitations is closed with respect to all tax years through 2007.  As of December 31, 2011, the applicable Kentucky and Ohio statutes of limitations for calendar tax years 2007 forward and 2008, respectively, had not yet expired.

 USEC recognizes accrued interest as a component of interest expense and accrued penalties as a component of selling, general and administrative expense in the consolidated statement of income. Expenses for accrued interest and penalties were less than $(0.1) million in 2011, were less than $0.1 million in 2010, and were $0.2 million in 2009.  Accrued interest and penalties included as a component of accounts payable and accrued liabilities, totaled $1.1 million as of December 31, 2011 and 2010.

13. STOCKHOLDERS’ EQUITY

Common Stock

Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2008	123,320	(11,564)	111,756
Common stock issued	-	1,638	1,638
Balance at December 31, 2009	123,320	(9,926)	113,394
Common stock issued	-	1,836	1,836
Balance at December 31, 2010	123,320	(8,090)	115,230
Common stock issued	6,953	1,008	7,961
Balance at December 31, 2011	130,273	(7,082)	123,191

Preferred Stock Purchase Rights

On September 30, 2011, the Board of Directors adopted a tax benefit preservation plan to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and net unrealized built-in losses. USEC’s ability to use these tax benefits would be substantially limited if it were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code.  Holders of USEC’s common stock of record on October 10, 2011 received rights that initially trade together with USEC’s common stock and are not exercisable.

Effective September 30, 2011, the plan, subject to limited exceptions, provides that any stockholder or group that acquires beneficial ownership of 4.9 percent or more of USEC’s securities without the approval of the Board of Directors would be subject to significant dilution of its holdings. In addition, subject to limited exceptions, any existing 4.9 percent or greater stockholder that acquires beneficial ownership of any additional shares of USEC’s securities without the approval of the Board of Directors would also be subject to dilution. In both cases, such person would be deemed to be an “acquiring person” for purposes of the tax plan. The dilution features of the tax plan are designed to reduce the likelihood that USEC experiences an ownership change by discouraging acquisitions that would impact the ownership change analysis for purposes of Section 382.

If a person becomes an acquiring person, then, subject to certain exceptions, the preferred stock purchase rights would separate from the common stock and common stock equivalents and become exercisable for USEC’s common stock or other securities or assets having a market value equal to twice the exercise price of the right. The Board of Directors has established procedures to consider requests to exempt certain acquisitions of the company’s securities from the plan if the Board determines that doing so would not limit or impair the availability of the tax benefits or is otherwise in the best interests of the company.

Convertible Preferred Stock and Common Stock Warrants

Refer to Note 8 regarding the investment in USEC by Toshiba and B&W. In the first phase closing on September 2, 2010, USEC received $75 million and the investors in aggregate received 75,000 shares of Series B-1 12.75% Convertible Preferred Stock, par value $1.00 per share and warrants to purchase 6.25 million shares of Class B Common Stock, par value $.10 per share, at an exercise price of $7.50 per share. The creation of the Class B Common Stock will require the approval of our stockholders, so the warrants will, in lieu thereof, until such stockholder approval has been obtained, be exercisable for 6,250 shares of a newly created Series C Convertible Participating Preferred Stock, par value $1.00 per share, at an exercise price of $7,500.00 per share. The warrants are exercisable at any time from January 1, 2015 to December 31, 2016. If, at the time the warrants are exercised, the approvals for the creation of the Class B Common have not been obtained, the warrants will be exercisable for shares of Series C Convertible Participating Preferred Stock.

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
	Years Ended December 31,
	2011	2010	2009
	(in millions)
Numerator:
Net income (loss)	$(540.7)	$7.5	$58.5
Net interest expense on convertible notes and convertible preferred stock dividends (a)	(b)	-	0.1
Net income (loss) if-converted	$(540.7)	$7.5	$58.6

Denominator:
Weighted average common shares	122.5	114.7	112.9
Less: Weighted average unvested restricted stock	1.7	1.9	1.5
Denominator for basic calculation	120.8	112.8	111.4

Weighted average effect of dilutive securities:
Stock compensation awards	0.1	0.5	0.6
Convertible notes	44.5	48.1	48.1
Convertible preferred stock (c)	19.2	5.2	-
Subtotal	63.8	53.8	48.7
Less: shares excluded in a period of a net loss (d)	63.8	-	-
Weighted average effect of dilutive securities	-	53.8	48.7
Denominator for diluted calculation	120.8	166.6	160.1

Net income (loss) per share – basic	$(4.48)	$.07	$.53
Net income (loss) per share – diluted	$(4.48)	$.05	$.37

(a) Interest expense on convertible notes and convertible preferred stock dividends net of amount capitalized and net of tax.
(b) No dilutive effect is recognized in a period in which a net loss has occurred. Net interest expense on convertible notes and convertible preferred stock dividends was $4.7 million in 2011.
(c) The number of equivalent common shares for the convertible preferred stock is based on the arithmetic average of the daily volume weighted average prices per share of common stock for each of the last 20 trading days, and is determined as of the beginning of the period for purposes of calculating diluted earnings per share.

(d) No dilutive effect is recognized in a period in which a net loss has occurred.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options and warrants in millions):
	Years Ended December 31,
	2011	2010	2009
Options excluded from diluted earnings per share	3.1	2.5	1.9
Warrants excluded from diluted earnings per share	6.3	2.1	-
Exercise price of excluded options	$3.72 to	$5.18 to	$5.00 to
	$14.28	$14.28	$16.90
Exercise price of excluded warrants	$7.50	$7.50	-

15. ENVIRONMENTAL COMPLIANCE

Environmental compliance costs include the handling, treatment and disposal of hazardous substances and wastes. Pursuant to the USEC Privatization Act, environmental liabilities associated with the Paducah GDP prior to July 28, 1998 are the responsibility of the U.S. government.

Depleted Uranium

USEC stores depleted uranium generated from its operations at the Paducah GDP and accrues estimated costs for its future disposition. At December 31, 2011, the liability for depleted uranium disposition was $145.2 million. Under federal law, USEC has the option to send its depleted uranium to DOE for disposition but will continue to explore alternatives. DOE has constructed facilities at the Paducah and Portsmouth sites to process large quantities of depleted uranium owned by DOE. If USEC were to dispose of its depleted uranium with DOE, it would be required to reimburse DOE for the related costs, including USEC’s pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The method and timing of the disposal of USEC’s depleted uranium has not been determined. DOE has taken from USEC the disposal obligation for specific quantities of depleted uranium in past years, most recently through a cooperative agreement signed in March 2010 that provided for pro-rata cost sharing support for the funding of certain American Centrifuge activities in 2010 and through the March 13, 2012 agreement we entered into with DOE in which DOE accepted the disposal obligation for a specific quantity of depleted uranium in exchange for our transfer to DOE of title to LEU.

The long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that USEC generates, projected methods of disposition and estimated disposition costs. USEC’s estimate of processing, transportation and disposal costs are based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves. Compliance with NRC regulations requires that USEC provide financial assurance regarding the cost of the eventual disposition of USEC’s depleted uranium and stored wastes. USEC’s estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC.  The financial assurance requirement is based on the quantity of depleted uranium at year-end plus expected depleted uranium to be generated over the following year. Since USEC is evaluating whether to extend Paducah GDP production beyond May 2012, the financial assurance in place as of December 31, 2011 is based on depleted uranium expected to be generated through May 2012. At December 31, 2011, financial assurance of $233.1 million in the form of surety bonds was in place for 2012, and is principally associated with the disposition of depleted uranium. Cash collateral deposits associated with these surety bonds, including interest earned, were $138.1 million at December 31, 2011.

USEC’s estimated cost and accrued liability for depleted uranium disposition as well as financial assurance USEC provides for the disposition of depleted uranium are subject to change as additional information becomes available.

Stored Wastes

USEC's operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the Paducah site pursuant to permits, orders and agreements with DOE and state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC's operations, included in accounts payable and accrued liabilities, amounted to $2.1 million at December 31, 2011 and $2.0 million at December 31, 2010.

GDP Lease Turnover

Under the GDP lease agreement with DOE, ownership of capital improvements that USEC leaves behind as well as responsibility for decontamination and decommissioning (“D&D”) transfers to DOE. The turnover requirements of the lease require USEC to remove certain uranium and USEC-generated waste and place the property in a safe shutdown condition. Accrued liabilities for lease turnover costs related to the Paducah GDP, included in other long-term liabilities, were $42.6 million at December 31, 2011 and $41.2 million at December 31, 2010.

USEC ceased uranium enrichment at the Portsmouth GDP in 2001. Over the past decade, USEC maintained the Portsmouth site and performed services under contract with DOE. On September 30, 2011, USEC completed the transition of Portsmouth site facilities to DOE. As part of the transition, at USEC’s request, the NRC terminated our certificate of compliance for the Portsmouth site. In connection with the return of facilities, DOE agreed to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. USEC agreed to pay DOE its cost of disposing of such wastes which was estimated to be $7.8 million and is included in accounts payable and accrued liabilities at December 31, 2011. Accrued liabilities for lease turnover costs related to the Portsmouth site, included in accounts payable and accrued liabilities, were $10.5 million at December 31, 2010.

American Centrifuge Decontamination and Decommissioning

Financial Assurance

USEC leases facilities in Piketon, Ohio from DOE for the American Centrifuge Plant. At the conclusion of the lease, USEC is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). USEC owns all capital improvements at the ACP and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. USEC is required to provide financial assurance to the NRC incrementally based on facility construction progress, centrifuge installation and decommissioning cost projections. USEC is also required to provide financial assurance to DOE in an amount equal to its current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of USEC by the NRC for decontamination and decommissioning (“D&D”).

As of December 31, 2011, USEC has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $22.2 million. The surety bonds are partially collateralized with interest-earning cash deposits of $13.2 million at December 31, 2011. The amount of financial assurance has remained unchanged since the end of 2009, following USEC’s decision to significantly reduce machine manufacturing and construction activities due to project funding uncertainty. When construction is resumed, the financial assurance requirements will increase each year commensurate with the status of facility construction and operations. As part of USEC’s license to operate the ACP, USEC provides the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future commercial centrifuge operations.

Asset Retirement Obligations

D&D requirements for the ACP create asset retirement obligations (see accounting policies in Note 1). Changes in USEC’s asset retirement obligation (“ARO”) balances since December 31, 2008 follow (in millions):
	ARO Liability	ARO Asset
Balance at December 31, 2008	$13.7	$13.0
Additional retirement obligation	6.3	6.3
Accretion	1.3	-
Balance at December 31, 2009	$21.3	$19.3
Additional retirement obligation	-	-
Accretion	1.3	-
Balance at December 31, 2010	$22.6	$19.3
Additional retirement obligation	-	-
Accretion	-	-
Balance at December 31, 2011	$22.6	$19.3

The capitalization of additional asset retirement obligations based on construction progress has been suspended since the third quarter of 2009, when USEC significantly reduced machine manufacturing and construction activities due to project funding uncertainty. At the end of 2010, USEC reassessed the long-term liability and determined that the current fair value of the obligation was accrued at a sufficient amount based on construction progress and no further increase would be made until additional commercial plant deployment resumed.

16. COMMITMENTS AND CONTINGENCIES

Purchase of Separative Work Units from Russia

Russian Contract (“Megatons to Megawatts”)

USEC is the U.S. government’s exclusive executive agent (“Executive Agent”) in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, USEC has been designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC signed a commercial agreement (“Russian Contract”) with a Russian government entity known as OAO Techsnabexport (“TENEX”), to implement the program. USEC expects the Russian Contract to be completed by the end of 2013. Purchases under the Russian Contract constitute approximately one-half of USEC’s supply mix. Refer to “Russian Supply Agreement” below regarding access to Russian LEU after the Megatons to Megawatts program concludes.

Russian Supply Agreement

On March 23, 2011, USEC signed an agreement with TENEX for the 10-year supply of Russian LEU, which became effective in December 2011. Unlike the Megatons to Megawatts program, the quantities supplied under the new agreement will come from Russia’s commercial enrichment activities rather than from downblending of excess Russian weapons material. Under the terms of the new agreement, the supply of LEU to USEC will begin in 2013 and increase until it reaches a level in 2015 that includes a quantity of SWU equal to approximately one-half the level currently supplied by TENEX to USEC under the Megatons to Megawatts program. Beginning in 2015, TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU up to an amount equal to the amount USEC now purchases each year under the Megatons to Megawatts program. The LEU that USEC obtains from TENEX under the new agreement will be subject to quotas and other restrictions applicable to commercial Russian LEU that do not apply to LEU supplied to USEC under the Megatons to Megawatts program. Deliveries under the new supply agreement are expected to continue through 2022.  USEC will purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. The pricing terms for SWU under the contract are based on a mix of market-related price points and other factors.

Power Contract

The gaseous diffusion process uses significant amounts of electric power to enrich uranium.  USEC purchases most of the electric power for the Paducah GDP from the Tennessee Valley Authority (“TVA”) under a power purchase agreement that extends through May 2012. The monthly quantities of power to be purchased by USEC under the agreement are fixed. As of December 31, 2011, USEC is obligated to make minimum payments under the agreement, whether or not it takes delivery of electric power, of approximately $0.3 billion through May 2012. Additionally, under the agreement USEC’s monthly payments are subject to fuel cost adjustments to reflect changes in TVA's fuel costs, purchased-power costs, and related costs.

American Centrifuge Plant

Project Funding

USEC needs significant additional financing in order to complete the American Centrifuge Plant (“ACP”). USEC believes a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, is essential to obtaining the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  USEC’s efforts since then and throughout most of 2011 focused on obtaining a conditional commitment for a loan guarantee. However, DOE raised concerns regarding the financial and project execution depth of the American Centrifuge project that USEC was not able to overcome to DOE’s satisfaction during 2011. Beginning in October 2011, USEC reduced its monthly spending on the American Centrifuge project by approximately 30% (as compared to the average monthly rate of spending in the prior months of 2011) and also suspended a number of contracts with suppliers and contractors involved in the American Centrifuge.

Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the project to enhance the technical and financial readiness of the centrifuge technology for commercialization. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million. DOE indicated that USEC’s application for a DOE loan guarantee would remain pending during the RD&D program. During late 2011 and early 2012, USEC’s American Centrifuge project efforts shifted to focus on the planning and implementation of the RD&D program and efforts that are currently underway in Piketon, Ohio and Oak Ridge, Tennessee are based upon the proposed program scope.  USEC is currently building machines and parts that would be part of the complete demonstration cascade that would be built and operated as part of the RD&D program. In parallel, USEC has been working with DOE and Congress to secure funding for the RD&D program. However DOE’s share of funding for the program has not yet been provided and the source for such funding is uncertain. Due to constraints on USEC’s ability to continue to spend on the project, on March 13, 2012, USEC and DOE entered into an agreement that enables USEC to provide interim funding of $44 million. This funding was provided by DOE acquiring from USEC U.S. origin LEU in exchange for the transfer of quantities of USEC’s depleted uranium (“tails”) to DOE. This enables USEC to release encumbered funds of approximately $44 million that were previously provided as financial assurance for the disposition of such depleted uranium.  In consideration for accepting title to USEC’s tails, USEC transferred to DOE title to LEU containing SWU of equal value.  USEC expects that this LEU acquired by DOE could be returned to USEC as part of DOE’s cost share under the RD&D program if government funding is provided for the RD&D program in government fiscal year 2012.  However, if the RD&D program does not move forward, the LEU would not be returned to USEC, and DOE would not reimburse these ACP costs.  The $44 million of funding is expected to enable USEC to fund the ACP program activities through the end of March 2012. In order to stay within the $44 million, USEC has further reduced its spending from the spending reductions implemented in October 2011.

Continuation of the RD&D program beyond March 2012 will require additional funding.  USEC is working with DOE and Congress to provide funding for government fiscal year 2012.  Funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations. USEC has no assurance that it will be able to reach agreement with DOE regarding any phase of the RD&D program or that any funding will be provided or that the LEU will be returned. USEC also has no assurance that it will ultimately be able to obtain a loan guarantee and the timing thereof. Any agreement for the RD&D program would likely require restructuring of the project and of USEC’s investment. In light of USEC’s inability to reach a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding USEC’s prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, USEC continue to evaluate its options concerning the American Centrifuge project. If USEC is unable to secure funding for the RD&D program beyond March 31, 2012 USEC would expect to begin demobilizing the project.

If conditions change and deployment becomes no longer probable or becomes delayed significantly from USEC’s current expectations, USEC could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.1 billion as early as the first quarter of 2012. Events that could impact USEC’s views as to the probability of deployment or USEC’s projections include a failure to successfully enter into an agreement with DOE for the RD&D program, including the failure to timely enter into a cooperative agreement with DOE to provide continued funding for the project, or an unfavorable determination in any phase of the RD&D program regarding the restructuring of the project.

Milestones under the 2002 DOE-USEC Agreement

In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the ACP. In February 2011, USEC and DOE amended the 2002 DOE-USEC Agreement to revise the remaining four milestones relating to the financing and operation of the ACP. The amendment extended by one year to November 2011 the financing milestone that required that USEC secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year. The remaining three milestones were also adjusted by the February 2011 amendment. In addition, DOE and USEC agreed to discuss adjustment of the remaining three milestones as may be appropriate based on a revised deployment plan to be submitted to DOE by USEC by January 30, 2012 following the completion of the November 2011 financing milestone. Due to DOE’s deferral of a decision on the loan guarantee until after completion of the RD&D program, USEC did not meet the November 2011 financing milestone or submit a revised deployment plan to DOE.  In connection with discussions regarding the RD&D program described above, USEC has engaged in discussions with DOE regarding modification of the remaining milestones and other provisions of the 2002 DOE-USEC Agreement.  DOE has acknowledged that since DOE and USEC are working in good faith toward the RD&D program and the adjustment of the milestones in the 2002 DOE-USEC Agreement is currently a part of the proposed terms of the RD&D program, it does not see the need at the present time for USEC to present its position on the missed November 2011 milestone to DOE or to provide a revised deployment plan by the specified time.  However, USEC has no assurances that the RD&D program will move forward and/or that DOE will agree to an adjustment of the milestones or other provisions of the 2002 DOE-USEC Agreement.

The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC’s ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC’s control or was due to USEC’s fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer certain of its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole U.S. Executive Agent under the nonproliferation program between the United States and the Russian Federation known as “Megatons to Megawatts.” As the U.S. Executive Agent, USEC signed the Russian Contract to implement the program. USEC currently purchases about one-half of its SWU supply from Russia under the Russian Contract. The 20-year Russian Contract is expected to be completed by the end of 2013. Under the terms of a 1997 memorandum of agreement between USEC and the U.S. government, USEC can be terminated, or resign as the U.S. Executive Agent, or one or more additional executive agents may be named. If USEC were removed as the sole U.S. Executive Agent, it could reduce or terminate USEC’s access to Russian LEU under the Megatons to Megawatts program in 2013. However, under the 1997 memorandum of agreement, USEC has the right and obligation to pay for and take delivery of LEU that is to be delivered in the year of the date of termination and in the following year if USEC and TENEX have agreed on a price and quantity. USEC and TENEX have agreed on price and quantity for 2012. Any of these remedies under the 2002 DOE-USEC Agreement could have a material adverse impact on USEC’s business.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs which would affect USEC’s ability to meet an ACP milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event.

USEC’s right to continue operating the Paducah GDP under its lease with DOE is not subject to meeting the ACP milestones. In addition, the new Russian Supply Agreement described above is not subject to any of the remedies related to the ACP under the 2002 DOE-USEC Agreement.

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, cash flows or financial condition.

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against USEC by a former Portsmouth GDP employee claiming that USEC owes severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE decontamination and decommissioning (“D&D”) contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. USEC believes it has meritorious defenses against the suit and has not accrued any amounts for this matter. An estimate of the possible loss or range of loss from the litigation is difficult to make because, among other things, (i) the plaintiff has failed to state the amount of damages sought, (ii) the plaintiff purports to represent a class of claimants the size and composition of which remains unknown and (iii) the certification of the class is uncertain. However, USEC estimates that the total severance liability for the approximately 400 salaried employees at the Portsmouth site that transitioned to the DOE D&D contractor would have been approximately $14 million if severance was required to be paid to all of these employees. In such an event, DOE would have owed a portion of this amount, estimated at approximately $9 million, assuming DOE was responsible for periods both during which it operated the facility and under which we were a direct contractor to DOE.

Lease Commitments

Operating costs incurred under the operating leases with DOE for the Paducah, Piketon, and Oak Ridge facilities, and leases for office space and equipment amounted to $8.5 million in 2011, $8.9 million in 2010 and $9.3 million in 2009. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2012	$7.2
2013	6.1
2014	6.0
2015	5.4
2016	4.5
Thereafter	41.4
$70.6

Except as provided in the 2002 DOE-USEC Agreement, USEC has the right to extend the lease for the Paducah GDP indefinitely and may terminate the lease in its entirety or with respect to the Paducah GDP at any time upon two years’ notice.

USEC leases facilities in Piketon for the American Centrifuge Plant from DOE. The current five-year lease term is through June 2014. USEC has the option to extend the lease term for additional five-year terms ending in 2043.  USEC must provide notice to DOE by June 2012 in order to extend the lease for the next five year term. USEC’s notice must also include certification that certain conditions have been met, including certifying compliance with the 2002 DOE-USEC Agreement and compliance with the terms of the lease. Depending on the outcome of discussions with DOE, USEC may be unable to make this certification. The lease also provides DOE with the right to terminate the lease in the event USEC fails to operate the ACP at an annual average rate of 1 million SWU. The requirement to operate is measured over a two-year period commencing in April 2011. Based on delays in deploying the American Centrifuge project, USEC does not expect to be in a position to operate the ACP at this rate during this timeframe. Accordingly, there can be no assurance that USEC will be able to meet the conditions for renewal or that DOE will not exercise its right to terminate the lease.  If the lease is renewed, USEC has the right to extend the American Centrifuge Plant lease for up to an additional 20 years, through 2063, if it agrees to demolish the existing buildings leased to USEC after the lease term expires. USEC has the option, with DOE’s consent, to expand the leased property to meet its needs until the earlier of September 30, 2013 or the expiration or termination of the GDP lease. USEC may terminate the American Centrifuge Plant lease upon three years’ notice. DOE may terminate the lease for default, including default under the 2002 DOE-USEC Agreement.

USEC has office space and equipment leases for its corporate headquarters in Bethesda, Maryland through November 2016, and for a Washington, D.C. office through June 2016. NAC has office space and equipment leases in Norcross, Georgia through February 2017.

DOE Technology License

USEC has a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology.  The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of USEC’s annual revenues from sales of the SWU component of LEU produced by USEC at the American Centrifuge Plant and any other facility using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. The license may be terminated by DOE in the event DOE is able to exercise its remedies with respect to ACP under the 2002 DOE-USEC Agreement.

17.  REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENTINFORMATION

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue (Japan in 2011 and 2009), follows (in millions):

	Years Ended December 31,
	2011	2010	2009
United States	$1,322.7	$1,487.5	$1,402.2
Foreign:
Japan	200.0	199.7	305.0
Other	149.1	348.2	329.6
	349.1	547.9	634.6
	$1,671.8	$2,035.4	$2,036.8

In 2011, USEC’s 10 largest customers in the LEU segment represented 55% of total revenue and USEC’s three largest customers in the LEU segment represented 26% of total revenue. In 2011, 2010 and 2009, revenue from Exelon Corporation and in 2010, revenue from Entergy Corporation and from U.S. government contracts, each represented more than 10%, but less than 15%, of total revenue. No other customer represented more than 10% of total revenue in 2011, 2010 or 2009.

USEC has two reportable segments: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the contract services segment.  The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment includes work performed for DOE and DOE contractors at the Portsmouth site and the Paducah GDP as well as nuclear energy services and technologies provided by NAC International Inc. Gross profit is USEC’s measure for segment reporting. Intersegment sales were less than $0.1 million in each of 2011, 2010 and 2009 and have been eliminated in consolidation.

	Years Ended December 31,
	2011	2010	2009
	(millions)
Revenue
LEU segment:
Separative work units	$1,330.9	$1,521.4	$1,647.0
Uranium	131.8	236.1	180.7
	1,462.7	1,757.5	1,827.7
Contract services segment	209.1	277.9	209.1
	$1,671.8	$2,035.4	$2,036.8

Segment Gross Profit
LEU segment	$71.6	$134.3	$187.4
Contract services segment	12.6	24.1	17.3
Gross profit	84.2	158.4	204.7
Special charges	-	-	4.1
Advanced technology costs	273.2	110.2	118.4
Selling, general, and administrative	62.1	58.9	58.8
Other (income)	(3.7)	(44.4)	(70.7)
Operating income (loss)	(247.4)	33.7	94.1
Interest expense (income) and issuance costs, net	11.1	6.8	(0.1)
Income (loss) before income taxes	$(258.5)	$26.9	$94.2

	December 31,
	2011	2010	2009
	(millions)
Assets
LEU segment	$3,491.4	$3,760.6	$3,444.9
Contract services segment	57.9	87.6	87.2
	$3,549.3	$3,848.2	$3,532.1

USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2011, all of which were located in the United States.

18. SUBSEQUENT EVENTS

Oak Ridge Workforce Reduction

In January 2012, USEC executed a reduction in force of 20 employees due to reduced funding available for centrifuge design and engineering. A charge of approximately $0.6 million will be incurred in the first quarter of 2012 for one-time termination benefits consisting of severance payments and short-term health care coverage. Related cash expenditures are expected primarily in the first quarter of 2012.

Agreement with DOE to Enable USEC to Provide Interim ACP Funding

On March 13, 2012, USEC and DOE entered into an agreement that enables USEC to provide interim funding of $44 million for the RD&D program related to the American Centrifuge project.  The $44 million of funding is expected to enable USEC to fund the ACP program activities through the end of March 2012. During this period, USEC will continue to work with DOE and Congress to secure funding for the RD&D program. For additional details, refer to Note 16, Commitments and Contingencies – American Centrifuge Plant – Project Funding.

Amended and Restated Credit Facility

On March 13, 2012, USEC amended and restated its existing $310.0 million credit facility (including the $85.0 million term loan), scheduled to mature on May 31, 2012, to a $235.0 million credit facility that matures on May 31, 2013.  The amended and restated credit facility includes a revolving credit facility of $150.0 million (including up to $75.0 million in letters of credit) and a term loan of $85.0 million. Under the amended and restated credit facility, commencing December 3, 2012, the aggregate revolving commitments and term loan principal will be reduced by $5.0 million per month through the expiration of the credit facility. Refer to Note 7, Debt, for additional details.

19. QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes quarterly and annual results of operations (in millions, except per share data):

	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Year 2011
Revenue	$380.5	$454.4	$374.5	$462.4	$1,671.8
Cost of sales	366.6	421.2	347.6	452.2	1,587.6
Gross profit	13.9	33.2	26.9	10.2	84.2
Advanced technology costs	26.7	33.5 (a)	26.0	187.0 (b)	273.2
Selling, general and administrative	15.5	16.7	15.6	14.3	62.1
Other (income)	(3.7)	-	-	-	(3.7)
Operating income (loss)	(24.6)	(17.0)	(14.7)	(191.1)	(247.4)
Interest expense	-	0.1	0.2	11.3	11.6
Interest (income)	(0.2)	(0.1)	(0.1)	(0.1)	(0.5)
Provision (benefit) for income taxes	(7.8)	4.2	(7.9)	293.7 (c)	282.2
Net income (loss)	$(16.6)	$(21.2)	$(6.9)	$(496.0)	$(540.7)
Net income (loss) per share – basic and diluted	$(.14)	$(.18)	$(.06)	$(4.09)	$(4.48)
Weighted average number of shares outstanding:
Basic and diluted	119.6	121.1	121.3	121.3	120.8

	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Year 2010
Revenue	$344.7	$459.7	$564.6	$666.4	$2,035.4
Cost of sales	318.0	415.6	526.6	616.8	1,877.0
Gross profit	26.7	44.1	38.0	49.6	158.4
Advanced technology costs	25.7	26.0	28.6	29.9	110.2
Selling, general and administrative	15.1	14.3	14.0	15.5	58.9
Other (income)	(9.7)	(10.3)	(12.4)	(12.0)	(44.4)
Operating income (loss)	(4.4)	14.1	7.8	16.2	33.7
Preferred stock issuance costs	-	-	4.8	1.8	6.6
Interest expense	-	0.1	0.3	0.2	0.6
Interest (income)	(0.1)	(0.1)	(0.2)	-	(0.4)
Provision for income taxes	5.4	6.9	1.9	5.2	19.4
Net income (loss)	$(9.7)	$7.2	$1.0	$9.0	$7.5
Net income (loss) per share – basic	$(.09)	$.06	$.01	$.08	$.07
Net income (loss) per share – diluted	$(.09)	$.04	$.01	$.05	$.05
Weighted average number of shares outstanding:
Basic	111.7	112.9	113.2	113.2	112.8
Diluted	111.7	161.4	166.4	177.6	166.6

(a)	Includes expense of $9.6 million of previously capitalized construction work in progress expensed due to irreparable damage during lead cascade operations.

(b)
Includes expense of $127.1 million of previously capitalized construction work in progress consisting of centrifuge machines determined to no longer be compatible with the commercial plant design for the American Centrifuge Plant (“ACP”). In addition, USEC expensed $9.9 million of previously capitalized prepayments made to an ACP supplier for materials that will not be purchased prior to expiration of the contract. See Notes 4 and 16 for further details related to the American Centrifuge program.

(c)	Includes an increase to the valuation allowance against net deferred taxes of $369.1 million. See Note 12.

The calculation of net income per share and average number of shares outstanding on a dilutive basis for the years ended December 31, 2011, 2010 and 2009 is provided in Note 14.   No dilutive effect is recognized in periods in which a net loss has occurred.

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

RD&D Program – A two-year cost share research, development and demonstration (“RD&D”) program proposed by DOE in the fall of 2011 to enhance the technical and financial readiness of the American Centrifuge technology for commercialization. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million.  USEC’s efforts that are currently underway in Piketon, Ohio and Oak Ridge, Tennessee are based upon the proposed RD&D program scope. USEC has been working with DOE and Congress to secure funding for the RD&D program. However DOE’s share of funding for the program has not yet been provided and the source for such funding is uncertain.

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

Russian Supply Agreement – Contract, dated March 23, 2011 and effective December 2011, between USEC and TENEX for the 10-year supply of commercial Russian LEU to USEC beginning in 2013.

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

TENEX – OAO Techsnabexport, agent for the State Atomic Energy Corporation (“Rosatom”), Executive Agent for the Russian government under the Agreement between the United States and the Russian Federation Concerning the Disposition of Highly Enriched Uranium Extracted from Nuclear Weapons. See Russian Contract and Russian Supply Agreement.

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
3.1
Certificate of Incorporation of USEC Inc., as amended, incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (Commission file number 1-14287).

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

4.2
Indenture dated September 28, 2007, between USEC Inc. and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 28, 2007 (Commission file number 1-14287).

4.3
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

10.9
Amendment No. 17, dated December 5, 2007, to Russian Contract, incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2007. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

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

10.21
Supplement No. 7 dated January 14, 2011 to TVA Power Contract, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.22
Agreement, dated June 17, 2002, between DOE and USEC Inc. (“2002 DOE-USEC Agreement”), incorporated by reference to Exhibit 99.3 of the current report on Form 8-K filed June 21, 2002 (Commission file number 1-14287).

10.23
Modification 1 to 2002 DOE-USEC Agreement, dated August 20, 2002, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.24
Modification No. 2 dated January 12, 2009, to 2002 DOE-USEC Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2009 (Commission file number 1-14287).

10.25
Modification No. 3 dated January 28, 2010, to 2002 DOE-USEC Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 2, 2010 (Commission file number 1-14287).

10.26
Modification No. 4 dated February 11, 2011, to 2002 DOE-USEC Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 16, 2011 (Commission file number 1-14287).

10.27
Cooperative Research and Development Agreement, Development of an Economically Attractive Gas Centrifuge Machine and Enrichment Process (“CRADA”), by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated June 30, 2000, Amendment A, dated July 12, 2002, and Amendment B, dated September 11, 2002, incorporated by reference to Exhibit 10.58 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission file number 1-14287).

10.28
Amendment C to the CRADA, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated February 28, 2007, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission file number 1-14287).

10.29
Amendment D to the CRADA, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated August 10, 2007, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. (Commission file number 1-14287).

10.30
Third Amended and Restated Credit Agreement dated as of October 8, 2010, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative and collateral agent, JPMorgan Securities, Inc., Wells Fargo Capital Finance, LLC, and UBS Securities LLC, as revolving joint book managers and revolving joint lead arrangers, J.P. Morgan Securities, Inc., as Term Facility Bookrunner, Wells Fargo Capital Finance, LLC, as syndication agent, and UBS Securities LLC, as documentation agent., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 14, 2010 (Commission file number 1-14287).

10.31
First Amendment to Third Amended and Restated Credit Agreement, dated as of June 20, 2011, among USEC Inc. United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2011 (Commission file number 1-14287).

10.32
Third Amended and Restated Omnibus Pledge and Security Agreement dated as of October 8, 2010 by USEC Inc., United States Enrichment Corporation and NAC International Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 14, 2010 (Commission file number 1-14287).

10.33
License dated December 7, 2006 between the United States of America, as represented by DOE, as licensor, and USEC Inc., as licensee, incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 1-14287).

10.34
Contract dated as of August 16, 2007 between USEC Inc., ATK Space Systems Inc., a subsidiary of Alliant Techsystems, and Hexcel Corporation. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.35
Amendment dated December 16, 2009 to MOU dated August 16, 2007 among Hexcel Corporation, USEC Inc., and ATK Space Systems Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2009 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2.)

10.36
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

10.38
Securities Purchase Agreement, dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 25, 2010 (Commission file number 1-14287).

10.39
Standstill Agreement dated as of June 30, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc. (“Standstill Agreement”), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2011 (Commission file number 1-14287).

10.40
First Amendment to Standstill Agreement dated as of August 15, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2011 (Commission file number 1-14287).

10.41
Second Amendment to Standstill Agreement dated as of September 30, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company and USEC Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2011 (Commission file number 1-14287).

10.42
Investor Rights Agreement dated as of September 2, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company (“Investor Rights Agreement”), incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

10.43
Amendment dated as of April 28, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.44
Amendment No. 2 dated as of May 19, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.45
Amendment No. 3 dated as of June 7, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.46
Amendment No. 4 dated as of June 30, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement, incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.47
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

10.48
First Amendment to Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC, dated as of April 29, 2011, by American Centrifuge Holdings, LLC and Babcock & Wilcox Technical Services Group, Inc., incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.49
Equipment Supply Agreement dated May 1, 2011 between American Centrifuge Enrichment, LLC and American Centrifuge Manufacturing, LLC, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.50
Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and Joint Stock Company “Techsnabexport,” incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission file number 1-14287).  (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2)

10.51
Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955). (b)

10.52
Form of Change in Control Agreement with executive officers, incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the year ended December 31, 2008. (Commission file number 1-14287). (b)

10.53
Form of Change in Control Agreement with senior executive officers, incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended December 31, 2008. (Commission file number 1-14287). (b)

10.54
Form of First Amendment to Change in Control Agreement with executive officers and senior executive officers, incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K for the year ended December 31, 2010 (Commission file number 1-14287). (b)

10.55	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999. (b)

10.56
First Amendment to the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Annex B of Schedule 14A filed March 31, 2004, with respect to the 2004 annual meeting of shareholders (Commission file number 1-14287). (b)

10.57
Second Amendment to the USEC Inc. 1999 Equity Incentive Plan, dated November 1, 2007, incorporated by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.58
Form of Employee Nonqualified Stock Option Agreement under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.59
Form of Employee Restricted Stock Award Agreement (three year vesting) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-14287). (b)

10.60
Form of Non-Employee Director Nonqualified Stock Option Agreement under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287). (b)

10.61
Form of Non-Employee Director Restricted Stock Award Agreement — Founder’s Stock and Incentive Stock under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287). (b)

10.62
Form of Non-Employee Director Restricted Stock Award Agreement — Annual Retainers and Meeting Fees under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287). (b)

10.63
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.53 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.64
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.54 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.65	USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.66	First Amendment to the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2011 (Commission file number 1-14287). (b)

10.67
Form of Employee Restricted Stock Award Agreement (Annual Incentive Program) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.68
Form of Employee Restricted Stock Award Agreement (Long Term Incentive Program) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.69
Form of Employee Non-qualified Stock Option Award Agreement (Three Year Vesting) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.70
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Chairman Fees) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.71
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.72
USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 incorporated by reference to Exhibit 10.55 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.73
First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 1-14287). (b)

10.74
USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2010, incorporated by reference to Exhibit 10.65 of the Annual Report on Form 10-K for the year ended December 31, 2010 (Commission file number 1-14287). (b)

10.75
Summary Sheet for 2011 Non-Employee / Non-Investor Director Compensation, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287). (b)

10.76
Summary Sheet for 2010 Non-Employee Director Compensation, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission file number 1-14287). (b)

10.77
USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2007, incorporated by reference to Exhibit 10.64 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.78
First Amendment dated October 28, 2009 to the USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.71 of the Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-14287). (b)

10.79
USEC Inc. Executive Severance Plan dated August 1, 2008, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 1-14287). (b)

10.80
First Amendment dated October 28, 2009 to the USEC Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.74 of the Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-14287).  (b)

10.81
Second Amendment dated November 1, 2010 to the USEC Inc. Executive Severance Plan (b), incorporated by reference to Exhibit 10.72 of the Annual Report on Form 10-K for the year ended December 31, 2010 (Commission file number 1-14287).

10.82
USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007 incorporated by reference to Exhibit 10.67 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.83
First Amendment, dated June 28, 2010, to the USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission file number 1-14287). (b)

10.84
USEC Inc. Director Deferred Compensation Plan, dated November 1, 2007 incorporated by reference to Exhibit 10.68 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.85
First Amendment dated November 15, 2010, to the USEC Inc. Director Deferred Compensation Plan, dated November 1, 2007, incorporated by reference to Exhibit 10.76 of the Annual Report on Form 10-K for the year ended December 31, 2010 (Commission file number 1-14287). (b)

10.86
Second Amendment to Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC, dated December 21, 2011, by American Centrifuge Holdings, LLC and Babcock & Wilcox Technical Services Group, Inc. (a)

21	Subsidiaries of USEC Inc. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

99.1
Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 99.4 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-14287).

101	Consolidated financial statements from the annual report on Form 10-K for the fiscal year ended December 31, 2011, furnished in interactive data file (XBRL) format.

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.