Form 10-Q
period 2012-03-31
USEC INC
filed 2012-05-02
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2012, there were 121,934,915 shares of the registrant’s Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the ongoing transition of our business, including uncertainty regarding the transition of the Paducah gaseous diffusion plant and uncertainty regarding continued funding for the American Centrifuge project and the impact of decisions we may make in the near term on our business and prospects; our success in reaching a multi-party agreement for the enrichment of depleted uranium tails to support continued Paducah enrichment operations through May 2013; the terms of any multi-party agreement we may reach and our dependency on such an agreement; the impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects;  the impact of excess supply in the market and the lack of uncommitted demand for low enriched uranium over the next two to four years; the potential impacts of a decision to cease enrichment operations at Paducah; the outcome of ongoing discussions with the U.S. Department of Energy (“DOE”) regarding the research, development and demonstration (“RD&D”) program, including uncertainty regarding the timing, amount and availability of funding for such RD&D program and the dependency of government funding on Congressional appropriations;

restrictions in our credit facility on our spending on the American Centrifuge project after May 31, 2012 and the potential for us to demobilize the project; the impact of any conditions that are placed on us or on the American Centrifuge project in connection with or as a condition to the RD&D program or other funding, including a restructuring of our role and investment in the project; limitations on our ability to provide any required cost sharing under the RD&D program; the ultimate success of efforts to obtain a DOE loan guarantee for the American Centrifuge project, including the ability through the RD&D program or otherwise to address the concerns raised by DOE with respect to the financial and project execution depth of the project, and the timing and terms thereof; the impact of actions we have taken or may take to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, and impacts to cost and schedule; the impact of delays in the American Centrifuge project and uncertainty regarding our ability to remobilize the project; the potential for DOE to seek to exercise its remedies under the June 2002 DOE-USEC agreement; risks related to the completion of the remaining two phases of the three-phased strategic investment by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), including uncertainty regarding the potential participation of Toshiba and B&W in any potential project structure that may be required under the RD&D program, and the potential for immediate termination of the securities purchase agreement governing their investments; our ability to extend, renew or replace our credit facility that matures on May 31, 2013 and the impact of a failure to timely renew on our ability to continue as a going concern; restrictions in our credit facility that may impact our operating and financial flexibility and spending on the American Centrifuge project; our ability to actively manage and enhance our liquidity and working capital and the potential adverse consequences of any actions taken on the long term value of our ongoing operations; uncertainty regarding the cost of electric power used at our gaseous diffusion plant; our dependence on deliveries of LEU from Russia under a commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) and on a single production facility and the potential for us to cease commercial enrichment of uranium in the event of a decision to shut down Paducah enrichment operations; limitations on our ability to import the Russian LEU we buy under the new supply agreement into the United States and other countries; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our contracts with the U.S. government, risks related to delays in payment for our contract services work performed for DOE; changes in U.S. government priorities and the availability of government funding, including loan guarantees; our subsidiary NAC may not perform as expected; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; risks related to the underfunding of our defined benefit pension plans and the impact of the potential requirement to accelerate the funding of these obligations on our liquidity; uncertainty regarding the continued capitalization of certain assets related to the American Centrifuge Plant and the impact of a potential impairment of these assets on our results of operations; the impact of a potential de-listing of our common stock on the NYSE if we are unable to maintain the minimum share price and other listing requirements; the impact of potential changes in the ownership of our stock on our ability to realize the value of our deferred tax benefits; the timing of recognition of previously deferred revenue; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011 (“10-K”). Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K, which are available on our website at www.usec.com.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(millions)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$72.3	$37.6
Accounts receivable, net	198.0	162.0
Inventories	1,941.4	1,752.0
Deferred costs associated with deferred revenue	139.7	175.5
Other current assets	68.3	64.8
Total Current Assets	2,419.7	2,191.9
Property, Plant and Equipment, net	1,181.9	1,187.1
Other Long-Term Assets
Deposits for surety bonds	151.3	151.3
Deferred financing costs, net	11.6	12.2
Goodwill	6.8	6.8
Total Other Long-Term Assets	169.7	170.3
Total Assets	$3,771.3	$3,549.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$110.7	$120.1
Payables under Russian Contract	-	206.9
Inventories owed to customers and suppliers	1,407.3	870.1
Deferred revenue and advances from customers	169.1	205.2
Credit facility term loan	85.0	85.0
Convertible preferred stock	91.5	88.6
Total Current Liabilities	1,863.6	1,575.9
Long-Term Debt	530.0	530.0
Other Long-Term Liabilities
Depleted uranium disposition	100.0	145.2
Postretirement health and life benefit obligations	210.2	207.8
Pension benefit liabilities	260.3	258.3
Other liabilities	78.3	79.7
Total Other Long-Term Liabilities	648.8	691.0
Commitments and Contingencies (Note 12)
Stockholders’ Equity	728.9	752.4
Total Liabilities and Stockholders’ Equity	$3,771.3	$3,549.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Separative work units	$537.9	$308.5
Uranium	-	14.0
Contract services	23.6	58.0
Total Revenue	561.5	380.5
Cost of Sales:
Separative work units and uranium	501.2	307.2
Contract services	21.5	59.4
Total Cost of Sales	522.7	366.6
Gross profit	38.8	13.9
Advanced technology costs	36.8	26.7
Selling, general and administrative	14.9	15.5
Special charge for workforce reductions and advisory costs	6.4	-
Other (income)	-	(3.7)
Operating (loss)	(19.3)	(24.6)
Interest expense	12.7	-
Interest (income)	(0.1)	(0.2)
(Loss) before income taxes	(31.9)	(24.4)
Provision (benefit) for income taxes	(3.1)	(7.8)
Net (loss)	$(28.8)	$(16.6)
Net (loss) per share – basic	$(.24)	$(.14)
Net (loss) per share – diluted	$(.24)	$(.14)
Weighted-average number of shares outstanding:
Basic	122.3	119.6
Diluted	122.3	119.6

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(millions)

	Three Months Ended March 31,
	2012	2011

Net (loss)	$(28.8)	$(16.6)
Other comprehensive income, before tax:
Amortization of prior service costs (credit) (Note 8)	0.4	0.4
Amortization of actuarial losses (Note 8)	6.0	3.2
Other comprehensive income, before tax	6.4	3.6
Income tax (expense) benefit related to items of other comprehensive income	(2.3)	(1.3)
Other comprehensive income, net of tax	4.1	2.3
Comprehensive (loss)	$(24.7)	$(14.3)

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net (loss)	$(28.8)	$(16.6)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	10.2	15.0
Deferred income taxes	(2.3)	(1.9)
Other non-cash income on release of disposal obligation	-	(0.6)
Capitalized convertible preferred stock dividends paid-in-kind	2.9	2.5
Gain on extinguishment of convertible senior notes	-	(3.1)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(36.0)	63.8
Inventories, net – decrease	347.8	147.4
Payables under Russian Contract – (decrease)	(206.9)	(201.2)
Deferred revenue, net of deferred costs – increase (decrease)	(1.6)	62.3
Accrued depleted uranium disposition – increase (decrease)	(45.2)	5.0
Accounts payable and other liabilities – increase (decrease)	2.3	(18.2)
Other, net	5.3	(3.1)
Net Cash Provided by Operating Activities	47.7	51.3

Cash Flows Used in Investing Activities
Capital expenditures	(2.9)	(50.7)
Net Cash (Used in) Investing Activities	(2.9)	(50.7)

Cash Flows Used in Financing Activities
Borrowings under revolving credit facility	96.5	-
Repayments under revolving credit facility	(96.5)	-
Payments for deferred financing costs	(9.7)	-
Common stock issued (purchased), net	(0.4)	(1.8)
Net Cash (Used in) Financing Activities	(10.1)	(1.8)
Net Increase (Decrease)	34.7	(1.2)
Cash and Cash Equivalents at Beginning of Period	37.6	151.0
Cash and Cash Equivalents at End of Period	$72.3	$149.8
Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$3.0	$-
Income taxes paid, net of refunds	0.3	1.2

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(millions)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2011
Balance at December 31, 2010	$12.3	$1,172.8	$329.9	$(57.1)	$(144.1)	$1,313.8
Amortization of actuarial losses and prior service costs (credits), net of tax	-	-	-	-	2.3	2.3
Common stock issued in exchange for convertible senior notes	0.7	40.5	-	-	-	41.2
Restricted and other common stock issued, net of amortization	-	(2.9)	-	4.0	-	1.1
Net (loss)	-	-	(16.6)	-	-	(16.6)
Balance at March 31, 2011	$13.0	$1,210.4	$313.3	$(53.1)	$(141.8)	$1,341.8

Three Months Ended March 31, 2012
Balance at December 31, 2011	$13.0	$1,212.5	$(210.8)	$(49.4)	$(212.9)	$752.4
Amortization of actuarial losses and prior service costs (credits), net of tax	-	-	-	-	4.1	4.1
Restricted and other common stock issued, net of amortization	-	1.6	-	(0.4)	-	1.2
Net (loss)	-	-	(28.8)	-	-	(28.8)
Balance at March 31, 2012	$13.0	$1,214.1	$(239.6)	$(49.8)	$(208.8)	$728.9

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. Certain amounts in the consolidated condensed financial statements have been reclassified to conform with the current presentation.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2011.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on fair value measurements and related disclosures. The amendments represent the converged guidance of the FASB and the International Accounting Standards Board and provide a consistent definition of fair value and common requirements for measurement and disclosure of fair value between GAAP and International Financial Reporting Standards (“IFRS”). The new amendments also change some fair value measurement principles and enhance disclosure requirements related to activities in Level 3 of the fair value hierarchy. The new provisions are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied prospectively. The implementation of the amended guidance in the first quarter of 2012 did not have an effect on USEC’s results of operations, cash flows or financial position.

In June and December 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance requires companies to present the components of net income and other comprehensive income either in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied retrospectively for all periods presented. The implementation of the new guidance in the first quarter of 2012 is reflected in USEC’s consolidated condensed financial statements and did not have an effect on USEC’s results of operations, cash flows or financial position.

In September 2011, the FASB amended its guidance on testing goodwill for impairment. Under the revised guidance, companies testing goodwill for impairment have the option of first performing a qualitative assessment to determine whether further quantitative assessments are warranted. In assessing qualitative factors, companies are to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test prescribed in the existing guidance. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011.  USEC evaluates the carrying value of goodwill by performing an impairment test on an annual basis in the fourth quarter or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. USEC expects the adoption of the new guidance will not have a material effect on its results of operations, cash flows or financial position.

2.  ACCOUNTS RECEIVABLE
	March 31, 2012	December 31, 2011
	(millions)
Accounts receivable (1):
Utility customers:
Trade receivables	$108.0	$124.2
Uranium loaned to customer (2)	53.6	-
	161.6	124.2
Contract services, primarily Department of Energy (3):
Billed revenue	34.6	18.8
Unbilled revenue	1.8	19.0
	36.4	37.8
	$198.0	$162.0

(1)	Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $13.7 million at March 31, 2012 and December 31, 2011.

(2)	The loan period ends in the third quarter of 2012 under the agreement with the investment grade-rated utility customer.

(3)
Billings for contract services related to the U.S. Department of Energy (“DOE”) are generally invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred, prior to incurred cost audit and notice by DOE authorizing final billing, and provisional billing rate invoiced amounts. USEC expects to invoice and collect the unbilled amounts as billing rates are revised, submitted to and approved by DOE. USEC has also invoiced certain amounts and subsequently submitted certified claims under the Contract Disputes Act for breach-of-contract amounts equaling unreimbursed costs. USEC believes DOE has breached its agreement by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis.

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

Components of inventories follow (in millions):
	March 31, 2012	December 31, 2011
Current assets:
Separative work units	$956.5	$1,048.6
Uranium	973.4	690.0
Materials and supplies	11.5	13.4
	1,941.4	1,752.0
Current liabilities:
Inventories owed to customers and suppliers	(1,407.3)	(870.1)
Inventories, net	$534.1	$881.9

The decrease in net inventories in the three months ended March 31, 2012, reflects the high volume of SWU sales during the quarter, including orders that USEC and customers have advanced from later in 2012 and from 2013.  As a result of the USEC and DOE agreement entered into on March 13, 2012, DOE acquired from USEC U.S. origin LEU in exchange for the transfer of quantities of USEC’s depleted uranium (“tails”) to DOE. This also had the effect of reducing inventory levels. In addition and consistent with normal delivery schedules, Russian SWU purchases under the Russian Contract are delayed until after the winter months.

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

The advancement of orders described above may increase SWU and uranium inventories owed to fabricators to the extent that fabricators do not accelerate their bulk delivery orders from USEC to a corresponding degree, thereby using their other inventories to satisfy USEC’s customer order obligations until future bulk deliveries of LEU from USEC to the fabricators are made.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated values of approximately $2.2 billion at March 31, 2012, and $2.9 billion at December 31, 2011, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 23% decline in quantities and a 4% decline in the uranium spot price indicator. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

4. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2011	Capital Expenditures (Depreciation)	Transfers and Retirements	March 31, 2012
Construction work in progress	$1,111.2	$1.0	$(2.0)	$1,110.2
Leasehold improvements	182.9	-	0.6	183.5
Machinery and equipment	251.2	0.7	1.3	253.2
	1,545.3	1.7	(0.1)	1,546.9
Accumulated depreciation and amortization	(358.2)	(6.9)	0.1	(365.0)
	$1,187.1	$(5.2)	$-	$1,181.9

Capital expenditures include items in accounts payable and accrued liabilities at March 31, 2012 for which cash is paid in subsequent periods.

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP, which are primarily included in the construction work in progress balance, totaled $1.1 billion at March 31, 2012 and December 31, 2011. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at March 31, 2012 and December 31, 2011.

Beginning in the fourth quarter of 2011, USEC has been spending on the ACP at reduced levels that relate primarily to development and maintenance activities rather than capital asset creation. Additional details are provided in Note 12 under “American Centrifuge Plant – Project Funding.” Beginning with the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes.

USEC believes that future cash flows from the ACP will exceed its capital investment. Since USEC believes its capital investment is fully recoverable, no impairment of the balance of capitalized costs is anticipated at this time. USEC will continue to evaluate this assessment as conditions change, including as a result of activities conducted as part of the research, development and demonstration (“RD&D”) program.

5. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	March 31, 2012	December 31, 2011
	(millions)
Deferred revenue	$146.8	$181.5
Advances from customers	22.3	23.7
	$169.1	$205.2

Deferred costs associated with deferred revenue	$139.7	$175.5

Advances from customers included $21.2 million as of March 31, 2012 and $22.3 million as of December 31, 2011 for services to be provided to DOE or to be applied to existing receivables balances due from DOE in USEC’s contract services segment. DOE funded this work through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold in the market.

6. DEBT

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

Utilization of the current credit facility at March 31, 2012 and the former credit facility at December 31, 2011 follows:

	March 31,	December 31,
	2012	2011
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan due May 31, 2013	85.0	-
Term loan due May 31, 2012	-	85.0
Letters of credit	19.7	19.6
Available credit	75.6	205.4

As with the former facility, the credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. Borrowings under the credit facility are subject to limitations based on established percentages of eligible accounts receivable and USEC-owned inventory pledged as collateral to the lenders. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit. The interest rate on the term loan as of March 31, 2012 was 10.5%.

The amended and restated credit facility includes various operating and financial covenants that restricts USEC’s ability and the ability of its subsidiaries, to, among other things, incur or prepay other indebtedness, grant liens, sell assets, make investments and acquisitions, consummate certain mergers and other fundamental changes, make certain capital expenditures and declare or pay dividends or other distributions. A number of these covenants are more restrictive than the corresponding covenants under the former facility. Under the terms of the amended and restated credit facility, USEC is subject to significant restrictions on its ability to spend on the American Centrifuge project. During March, April and May 2012, the credit facility restricts USEC’s spending on the American Centrifuge project to $15 million per month. Unless USEC enters into an agreement with DOE for the research, development and demonstration (“RD&D”) program, the credit facility restricts USEC’s spending on the American Centrifuge project beyond May 2012 to $1 million per month (except for spending needed to carry out a project demobilization or to maintain compliance with legal and regulatory requirements under certain circumstances).

Convertible Senior Notes due 2014

Convertible senior notes amounted to $530.0 million as of March 31, 2012 and December 31, 2011. The convertible senior notes are due October 1, 2014. Interest of 3.0% is payable semi-annually in arrears on April 1 and October 1 of each year. The notes were not eligible for conversion to common stock as of March 31, 2012 or December 31, 2011.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	-	$72.0	-	$72.0	-	$37.4	-	$37.4
Deferred compensation asset (b)	-	2.7	-	2.7	-	2.3	-	2.3

Liabilities:
Deferred compensation obligation (b)	-	2.9	-	2.9	-	2.6	-	2.6

(a)  Cash equivalents consist of funds invested in institutional money market funds. These investments are classified within Level 2 of the valuation hierarchy because unit prices of institutional funds are not quoted in active markets.
(b)  The deferred compensation obligation represents the balance of deferred compensation plus net investment earnings. The deferred compensation plan is informally funded through a rabbi trust using variable universal life insurance. The cash surrender value of the life insurance policies is designed to track the deemed investments of the plan participants. Investment crediting options consist of institutional and retail investment funds. The deemed investments are classified within Level 2 of the valuation hierarchy because (i) of the indirect method of investing and (ii) unit prices of institutional funds are not quoted in active markets.

Other Financial Instruments

As of March 31, 2012 and December 31, 2011, the balance sheet carrying amounts for accounts receivable and accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under the commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan due May 31, 2013	$85.0	$86.2	-	-
Credit facility term loan due May 31, 2012	-	-	$85.0	$72.8
Convertible preferred stock	91.5	91.5	88.6	88.6
3.0% convertible senior notes, due October 1, 2014	530.0	265.0	530.0	246.1

The estimated fair values of the term loans are based on the change in market value of an index of loans of similar credit quality based on published credit ratings, and are classified as using Level 2 inputs in the fair value measurement.

The convertible preferred stock can be converted or sold at the holder’s option and is classified as a current liability at the redemption value. The estimated fair value of the convertible preferred stock is based on a market approach using a discount rate of 12.75%, which is unobservable (Level 3) since the instruments do not trade. Dividends on the convertible preferred stock are paid (or accrued and are added to the liquidation preference of the convertible preferred stock) as additional shares of convertible preferred stock on a quarterly basis at an annual rate of 12.75%, which is consistent with current market prices and other market benchmarks. The estimated fair value equals the redemption value of $1,000 per share. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of USEC’s credit facility.

The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date, and is classified as using Level 1 inputs in the fair value measurement.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service costs	$3.6	$4.8	$0.9	$1.3
Interest costs	12.1	12.6	2.8	3.0
Expected returns on plan assets (gains)	(13.0)	(13.4)	(0.7)	(0.9)
Amortization of prior service costs (credit)	0.4	0.4	-	-
Amortization of actuarial losses	4.9	2.5	1.1	0.7
Curtailment loss	-	3.2	-	-
Net benefit costs	$8.0	$10.1	$4.1	$4.1

USEC expects to fund the defined benefit pension plans in 2012 with the required contribution under the Employee Retirement Income Security Act (“ERISA”) of $36.1 million, and $0.7 million was contributed in the three months ended March 31, 2012. There is no required contribution for the postretirement health and life benefit plans under ERISA and USEC does not expect to make a contribution in 2012. Certain contributions to the plans are recoverable under USEC’s contracts with DOE. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

9. STOCK-BASED COMPENSATION

	Three Months Ended March 31,
	2012	2011
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$1.2	$2.3
Stock options, performance awards and other	0.3	0.5
Less: costs capitalized as part of inventory	-	(0.3)
Expense included in selling, general and administrative and advanced technology costs	$1.5	$2.5
Total recognized tax benefit	$-	$0.9

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance in 2012.

There were no restricted stock or restricted stock units granted in the three months ended March 31, 2012. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period.

There were no stock options granted or exercised in the three months ended March 31, 2012 or 2011.

As of March 31, 2012, there was $4.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $3.6 million relates to restricted shares and restricted stock units, and $0.5 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years.

On February 15, 2012, USEC’s Board of Directors voted to discontinue USEC’s employee stock purchase plan effective immediately. Given the recent volatility of USEC stock and the holding requirement for all shares purchased through the plan, the Board determined that it was prudent to discontinue the Program and refund all amounts credited to participants’ accounts to date for the offering period January 1, 2012 through June 30, 2012.

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

	Three Months Ended March 31,
	2012	2011
	(millions)
Numerator:
Net income (loss)	$(28.8)	$(16.6)
Net interest expense on convertible notes and convertible preferred stock dividends (a)	(b)	(b)
Net income (loss) if-converted	$(28.8)	$(16.6)

Denominator:
Weighted average common shares	123.1	121.4
Less: Weighted average unvested restricted stock	0.8	1.8
Denominator for basic calculation	122.3	119.6

Weighted average effect of dilutive securities:
Stock compensation awards	-	6.2
Convertible notes	44.3	44.9
Convertible preferred stock:
Equivalent common shares (c)	75.6	13.6
Less: share issuance limitation (d)	52.8	-
Net allowable common shares	22.8	13.6
Subtotal	67.1	64.7
Less: shares excluded in a period of a net loss	67.1	64.7
Weighted average effect of dilutive securities	-	-
Denominator for diluted calculation	122.3	119.6

Net income (loss) per share – basic	$(.24)	$(.14)
Net income (loss) per share – diluted	$(.24)	$(.14)

(a)
Interest expense on convertible notes and convertible preferred stock dividends net of amount capitalized and net of tax. The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance in 2012. See note (b) below.

(b)
No dilutive effect is recognized in a period in which a net loss has occurred. Net interest expense on convertible notes and convertible preferred stock dividends was $7.3 million in the three months ended March 31, 2012. There was no net interest expense in the three months ended March 31, 2011.

(c)
The number of equivalent common shares for the convertible preferred stock is based on the arithmetic average of the daily volume weighted average prices per share of common stock for each of the last 20 trading days, and is determined as of the beginning of the period for purposes of calculating diluted earnings per share.

(d)
Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of our common stock outstanding on May 25, 2010 (approximately 22.8 million shares), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of USEC’s credit facility.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options and warrants in millions):
	Three Months Ended March 31,
	2012	2011
Options excluded from diluted earnings per share	2.9	1.5
Warrants excluded from diluted earnings per share	6.3	6.3
Exercise price of excluded options	$3.72 to	$5.52 to
	$14.28	$14.28
Exercise price of excluded warrants	$7.50	$7.50

11. WORKFORCE REDUCTIONS AND ADVISORY COSTS

USEC’s business is in a state of significant transition. In early 2012, USEC initiated an internal review of its organizational structure and engaged a management consulting firm to support this review. Costs for the management consulting firm and other advisors totaled $4.5 million in the three months ended March 31, 2012.

Initial actions taken related to USEC’s organizational structure resulted in workforce reductions at the American Centrifuge design and engineering operations in Oak Ridge, Tennessee, and at the headquarters operations located in Bethesda, Maryland. The reductions involved 25 employees including two senior corporate officers. A charge of $1.9 million was incurred in the first quarter of 2012 for one-time termination benefits consisting of severance payments and short-term health care coverage. Related cash expenditures of $0.7 million were incurred in the first quarter of 2012 and most of the remainder is expected to be incurred in the second quarter of 2012.

In April 2012, 21 positions were eliminated at headquarters in Bethesda and the central services operations located in Piketon, Ohio. A charge of $1.1 million for one-time termination benefits and the related cash expenditures are expected in the second quarter of 2012. Additional actions affecting employees to align the organization with our evolving business environment are expected.

12. COMMITMENTS AND CONTINGENCIES

American Centrifuge Plant

Project Funding

USEC needs significant additional financing in order to complete the American Centrifuge Plant (“ACP”). USEC believes a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, is essential to obtaining the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the project to enhance the technical and financial readiness of the centrifuge technology for commercialization. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million. DOE indicated that USEC’s application for a DOE loan guarantee would remain pending during the RD&D program. In the first quarter of 2012, USEC’s American Centrifuge project efforts focused on the planning and implementation of the RD&D program and efforts that are currently underway in Piketon, Ohio and Oak Ridge, Tennessee are based upon the proposed program scope. USEC is currently building machines and parts that would be part of the complete demonstration cascade that would be built and operated as part of the RD&D program. In parallel, USEC has been working with DOE and Congress to secure funding for the RD&D program. However, DOE’s share of funding for the program has not yet been provided and the source for such funding is uncertain. Due to constraints on USEC’s ability to continue to spend on the project, on March 13, 2012, USEC and DOE entered into an agreement that enables USEC to provide interim funding of $44 million. This funding was provided by DOE acquiring from USEC U.S. origin LEU in exchange for the transfer of quantities of USEC’s depleted uranium (“tails”) to DOE. This enables USEC to release encumbered funds of approximately $44 million that were previously provided as financial assurance for the disposition of such depleted uranium.  In consideration for accepting title to USEC’s tails, USEC transferred to DOE title to LEU containing SWU of equal value.  This LEU acquired by DOE could be returned to USEC as part of DOE’s cost share under the RD&D program if government funding is provided for the RD&D program in government fiscal year 2012.

USEC expects to continue funding project activities that support the RD&D program through May 31, 2012 as it continues to work with DOE and Congress on securing the government cost-share for the RD&D program. Due to restrictions in USEC’s credit facility, funding can only continue beyond May 31, 2012 if government funding for the RD&D program is secured. USEC continues to pursue both legislative and non-legislative paths to the federal cost share of the funding for the RD&D program for the balance of government fiscal year 2012. Funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations. USEC has no assurance that it will be able to reach agreement with DOE regarding the RD&D program or that any funding will be provided or that the LEU will be returned. USEC also has no assurance that it will ultimately be able to obtain a loan guarantee and the timing thereof. Any agreement for the RD&D program would likely require restructuring of the project and of USEC’s investment. In light of USEC’s inability to obtain a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding USEC’s prospects for finalizing an agreement and obtaining funding from DOE for the RD&D program and the timing thereof, USEC continues to evaluate its options concerning the American Centrifuge project. If USEC is unable to secure funding for the RD&D program beyond May 31, 2012, USEC would expect to begin demobilizing the project.

If conditions change and deployment becomes no longer probable or becomes delayed significantly from USEC’s current expectations, USEC could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.1 billion as early as the second quarter of 2012. Events that could impact USEC’s views as to the probability of deployment or USEC’s projections include a failure to successfully enter into an agreement with DOE for the RD&D program by May 31, 2012, or an unfavorable determination in any phase of the RD&D program regarding the restructuring of the project.

Milestones under the 2002 DOE-USEC Agreement

In 2002, USEC and DOE signed an agreement (such agreement, as amended, the “2002 DOE-USEC Agreement”) in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement contains specific project milestones relating to the ACP. Four milestones remain relating to the financing and operation of the ACP, including a November 2011 financing milestone that required that USEC secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year. Following the completion of the November 2011 financing milestone, USEC was to have submitted a revised deployment plan to DOE by January 30, 2012 as the basis for discussion of adjustment of the remaining three milestones. Due to DOE’s deferral of a decision on the loan guarantee until after completion of the RD&D program, USEC did not meet the November 2011 financing milestone or submit a revised deployment plan to DOE.  In connection with discussions regarding the RD&D program described above, USEC has engaged in discussions with DOE regarding modification of the remaining milestones and other provisions of the 2002 DOE-USEC Agreement.  DOE has acknowledged that since DOE and USEC are working in good faith toward the RD&D program and the adjustment of the milestones in the 2002 DOE-USEC Agreement is currently a part of the proposed terms of the RD&D program, it does not see the need at the present time for USEC to present its position on the missed November 2011 milestone to DOE or to provide a revised deployment plan by the specified time.  However, USEC has no assurances that the RD&D program will move forward and/or that DOE will agree to an adjustment of the milestones or other provisions of the 2002 DOE-USEC Agreement.

The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC’s ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC’s control or was due to USEC’s fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer certain of its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole U.S. Executive Agent under the nonproliferation program between the United States and the Russian Federation known as “Megatons to Megawatts, ” which could affect USEC’s access to Russian LEU under the Megatons to Megawatts program in 2013.  Any of these remedies under the 2002 DOE-USEC Agreement could have a material adverse impact on USEC’s business.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs which would affect USEC’s ability to meet an ACP milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event.

USEC’s right to continue operating the Paducah GDP under its lease with DOE is not subject to meeting the ACP milestones. In addition, the new 10-year commercial supply agreement entered into on March 23, 2011 with TENEX is not subject to any of the remedies related to the ACP under the 2002 DOE-USEC Agreement.

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, cash flows or financial condition.

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against USEC by a former Portsmouth GDP employee claiming that USEC owes severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE decontamination and decommissioning (“D&D”) contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. USEC believes it has meritorious defenses against the suit and has not accrued any amounts for this matter. An estimate of the possible loss or range of loss from the litigation is difficult to make because, among other things, (i) the plaintiff has failed to state the amount of damages sought, (ii) the plaintiff purports to represent a class of claimants the size and composition of which remains unknown and (iii) the certification of the class is uncertain. However, USEC estimates that the total severance liability for the approximately 400 salaried employees at the Portsmouth site that transitioned to the DOE D&D contractor would have been approximately $14 million if severance was required to be paid to all of these employees. In such an event, DOE would have owed a portion of this amount, estimated at approximately $9 million, assuming DOE was responsible for periods both during which it operated the facility and under which USEC was a direct contractor to DOE.

13. SEGMENT INFORMATION

USEC has two reportable segments:  the LEU segment with two components, SWU and uranium, and the contract services segment.  The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment includes nuclear energy services and technologies provided by NAC International Inc. as well as work performed for DOE and DOE contractors at the Portsmouth site and the Paducah GDP.  Gross profit is USEC’s measure for segment reporting. Intersegment sales were less than $0.1 million in each period presented below and have been eliminated in consolidation.

	Three Months Ended March 31,
	2012	2011
	(millions)
Revenue
LEU segment:
Separative work units	$537.9	$308.5
Uranium	-	14.0
	537.9	322.5
Contract services segment	23.6	58.0
	$561.5	$380.5

Segment Gross Profit
LEU segment	$36.7	$15.3
Contract services segment	2.1	(1.4)
Gross profit	38.8	13.9
Advanced technology costs	36.8	26.7
Selling, general and administrative	14.9	15.5
Special charge for workforce reductions and advisory costs	6.4	-
Other (income)	-	(3.7)
Operating (loss)	(19.3)	(24.6)
Interest expense (income), net	12.6	(0.2)
(Loss) before income taxes	$(31.9)	$(24.4)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties presented in Part II, Item 1A of this report and Part I, Item IA of the annual report on Form 10-K for the year ended December 31, 2011.

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

Our View of the Business Today

The aftermath of the March 2011 earthquake and tsunami in Japan that irreparably damaged four nuclear reactors at Fukushima continues to affect our business a year later. Although long-term forecasts continue to suggest growth in uranium enrichment demand, the impact of Fukushima has resulted in excess supply. In the first quarter of 2012, more than 50 reactors were off-line in Japan and Germany. The shutdown of these reactors has affected supply and demand for LEU, and this impact could grow more significant over time depending on the length and severity of delays or cancellations of deliveries. Based on current market conditions, we do not see any significant uncommitted commercial demand for LEU for the next two to four years. These conditions make the continuation of enrichment operations at the Paducah GDP challenging. In response, we are in discussions with DOE and others regarding a multi-party arrangement that if finalized will benefit taxpayers, U.S. national security interests and electricity ratepayers in the Northwest, and will extend Paducah plant operations by one year. We hope to finalize these arrangements in the near term. However, we have no assurance that we will reach an agreement and if we are not successful we expect to be ramping down enrichment operations at Paducah in May. Additional details are provided below under “Paducah Gaseous Diffusion Plant Transition.”

We continue to believe that nuclear power is an essential component of the world’s electricity generation mix. There is a global fleet of approximately 430 nuclear reactors that provide about 14% of the world’s electricity. The United States has the largest number of reactors with 104 operating units that provide approximately 20% of the nation’s electricity. The World Nuclear Association reports that more than 60 reactors are currently under construction and another 500 are ordered, planned or proposed to be in operation by 2030. In China alone, two dozen new units are being built and another 50 reactors are in the planning stage.

We have been working to deploy a highly efficient centrifuge plant in Piketon, Ohio to meet the global need for nuclear fuel, provide a path to long-term profitability for our shareholders and assure that the United States has a domestically owned and operated source of uranium enrichment. We are working with DOE on its proposed research, development and demonstration (“RD&D”) program for our American Centrifuge technology. We have been funding the RD&D program since January but federal financing must be in place by May 31, 2012 or the covenants of our revolving credit facility will further limit our spending on the ACP and we would expect to demobilize the project.

Aftermath of Japanese Earthquake and Tsunami

The Fukushima Daiichi plant’s six reactors are shut down and at least four of the six are not expected to reopen. Approximately 50 reactors in Japan were not damaged by the earthquake but were shut down including for periodic maintenance and refueling. They have remained off line as part of extended governmental inspections and local government reviews. As of March 31, 2012, only one of Japan’s nuclear reactors was in service. These prolonged outages have resulted in excess SWU supply in the market. Japan has significantly increased its purchases of fossil fuels, primarily oil and liquefied natural gas, to offset a portion of its unavailable nuclear power capacity, but concerns about a severe power shortage during the summer remain. In April, the Japanese government approved initial steps to restart the first two idled reactors.

Following the events at Fukushima, Germany shut down eight of its reactors and announced that it will be phasing out all 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, our European competitors that serve the German reactors now have excess nuclear fuel available to sell, further adding to the excess supply in the market. The events at Fukushima and its aftermath have negatively affected the balance of supply and demand of LEU for the next two to four years, as reflected in lower uranium and nuclear fuel prices in recent months.

We see continued growth in the number of nuclear power reactors internationally, but that growth may be at a slower pace than previously anticipated or may be concentrated more in emerging markets that may be more difficult for us to enter. According to the World Nuclear Association, six new reactors went on line in 2011 and more than 60 reactors are currently under construction, including 14 that are expected to be operational in 2012. Completing 60 new reactors would add about 6 million SWU of annual demand, or a 12% increase to the current annual demand for enrichment.

Paducah Gaseous Diffusion Plant Transition

We have recently been in discussions regarding a potential one-year extension of Paducah enrichment operations through a multi-party arrangement involving the participation of Energy Northwest, a West Coast power supplier, the Bonneville Power Administration (“BPA”), a federal agency within the DOE, the Tennessee Valley Authority (“TVA”), a federally owned corporation and supplier of power to the Paducah plant, and the DOE.  The proposed arrangement would involve the enrichment of depleted uranium tails currently owned by DOE to produce U.S. origin LEU.  As part of this arrangement, we would enter into an amendment to our existing power contract with TVA to purchase the power needed to operate the Paducah plant through the term of this arrangement. We hope to finalize the agreements among the parties in the near term.  However, we have no assurance that we will reach an agreement and if we are not successful we expect to be ramping down enrichment operations at Paducah in May.  A decision to cease enrichment operations at the Paducah GDP could have a material adverse effect on our business and prospects. For a discussion of the potential implications of a decision to shut down Paducah enrichment operations and the risks of continued Paducah operations, see Item 1A, “Risk Factors” of this report and our 2011 Annual Report on Form 10-K.

Even if we are successful in a one-year extension of Paducah enrichment operations as described above, we have no assurance that we will continue enrichment operations at the Paducah GDP beyond the one-year term of this arrangement. Even if market demand improves in the next year, market demand and plant economics may not support continued enrichment operations at the Paducah GDP. Although the plant continues to operate at a very high level of efficiency, the technology uses significant amounts of electric power and is not cost-competitive with gas centrifuge plants operated by our competitors. During 2012, we would expect to engage in continuing discussions with DOE regarding the future of the Paducah GDP and the transition of Paducah operations. Under our lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant. If enrichment operations cannot be extended, we will be working with DOE to achieve an orderly termination of enrichment operations and phased de-lease of the facilities to minimize transition costs. However, we may not be successful in managing these costs.  We have already made some regulatory submittals to the NRC to support the de-lease of a portion of the Paducah GDP and return of facilities to DOE and expect to be taking additional actions throughout 2012 as our planning continues.

Russian Supply Transition

Our purchases under the 20-year Megatons to Megawatts program are expected to be completed in 2013. After that time, the limited quotas imposed under terms of a treaty and law will increase so that Russia will be able to sell LEU directly into the United States equal to approximately 20% of the U.S. demand from 2014 through 2020, with additional quantities eligible to be imported for use in the initial fueling of new U.S. reactors.

Under the terms of our 2011 supply agreement with TENEX, we will purchase Russian LEU over a 10-year period commencing in 2013. Unlike the Megatons to Megawatts program, the quantities supplied under the 2011 supply agreement will come from Russia’s commercial enrichment activities rather than from down blending of excess Russian weapons material. Under the terms of the supply agreement, the supply of LEU to USEC will increase until it reaches a level in 2015 that includes a quantity of SWU equal to approximately one-half the level currently supplied by TENEX to USEC under the Megatons to Megawatts program. Beginning in 2015, TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU up to an amount equal to the amount USEC now purchases each year under the Megatons to Megawatts program. The LEU that USEC obtains from TENEX under the 2011 supply agreement will be subject to quotas and other restrictions applicable to commercial Russian LEU that do not apply to LEU supplied to USEC under the Megatons to Megawatts program, which could adversely affect our ability to sell the commercial Russian LEU that we purchase under the new agreement. Deliveries under the supply agreement are expected to continue through 2022.  USEC will purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. The pricing terms for SWU under the supply agreement are based on a mix of market-related price points and other factors.

The 2011 supply agreement provides USEC continued access to an important part of its existing supply mix. As we continue to work towards building an American Centrifuge Plant (“ACP”), we continue to review structuring options and strategic alternatives to realize long-term shareholder value. In that context, USEC and TENEX have agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology. Any decision to proceed with such a project would depend on the results of the feasibility study and would be subject to further agreement between the parties and their respective governments.

American Centrifuge Plant Transition

We continue to believe that the best path to maximizing long-term shareholder value is to maintain a viable path to the deployment of the ACP and that a DOE loan guarantee is critical to financing the ACP. We have sought funding for building the plant through the DOE Loan Guarantee Program since 2008 but have not yet successfully satisfied DOE’s concerns regarding the financial and project execution depth of the American Centrifuge project. Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the project to enhance the technical and financial readiness of the centrifuge technology for commercialization. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million. DOE indicated that our application for a DOE loan guarantee would remain pending during the RD&D program but has given us no assurance that a successful RD&D program will result in a loan guarantee.

Despite the lack of a conditional commitment for a loan guarantee, DOE’s proposal to share the cost of the RD&D program reflects the importance the U.S. government places on having a source of domestic uranium enrichment. We began work on the RD&D program in early 2012 and expect to fund the RD&D program activities through May 31, 2012. We amended our credit facility in March 2012 and the new, smaller, $235 million credit facility includes terms that allow spending on the American Centrifuge project of up to $15 million per month through May 31, 2012 but significantly limit spending after May 31. Unless we enter into definitive agreements with DOE for federal funding of the RD&D program, our spending on the project will be generally limited to $1 million per month after May 31. This amount will not support continuation of the proposed RD&D program. We have been working with Congress and DOE on legislation to provide federal funding for the RD&D program in government fiscal year 2012, but we have not yet obtained federal funding for the program. The current political environment in Washington has significantly slowed the legislative process and obtaining legislation providing for 2012 funding prior to May 31, 2012 or at all is highly uncertain. We are also pursuing a non-legislative path to funding for 2012 with DOE. However, given the significant uncertainty surrounding our prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, we are also in parallel preparing for a demobilization of the project. Our evaluation of these options is ongoing.

Organizational Structure Review

During 2011, the company reduced the number of total employees by approximately one-third as we concluded much of the contract services work being performed at the former Portsmouth gaseous diffusion plant and most of these employees transitioned to DOE’s decontamination and decommissioning contractor at the site. In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support the review. We expect this review will result in actions to reduce significantly the size of our workforce over time. Initial actions taken in the first quarter resulted in workforce reductions at our American Centrifuge design and engineering operations in Oak Ridge, Tennessee, and at our headquarters operations located in Bethesda, Maryland. The reductions involved 25 employees including two senior corporate officers. In April 2012, 21 positions were eliminated at headquarters in Bethesda and the central services operations located in Piketon, Ohio. A charge of $1.1 million for one-time termination benefits and the related cash expenditures are expected in the second quarter of 2012. Additional actions affecting employees to align the organization with our evolving business environment are expected, which will result in additional charges.

Summary

2012 is expected to be a challenging year for USEC as we face significant competitive and cost pressures. We are evaluating our corporate organizational structure, and we have begun taking steps to reduce our costs and expect to be a smaller company going forward. We anticipate additional workforce reductions as we align our staff with the work to be accomplished going forward. We are working to reach a multi-party agreement in the near term that will allow us to economically operate the Paducah plant for one more year. We will maintain our positive reputation with customers for meeting their nuclear fuel requirements in-spec, delivered on time, every time. We have begun work on the RD&D program and hope to have government funding in place by the end of May to continue these activities and maintain a path to the deployment of the American Centrifuge project. However, this project and RD&D program funding remain subject to significant uncertainties, as described below under “The American Centrifuge Plant”.

The American Centrifuge Plant

We are working to deploy the American Centrifuge technology, a highly efficient uranium enrichment gas centrifuge technology. The American Centrifuge technology requires 95% less electricity to produce low enriched uranium on a per SWU unit basis than our existing gaseous diffusion technology. The deployment of this technology would significantly reduce both our production costs and our exposure to price volatility for electricity, the largest production cost component of our current gaseous diffusion technology. We are working to deploy this technology in the ACP in Piketon, Ohio. This new facility would modernize our production capacity and position us to be competitive in the long term.

As of March 31, 2012, we have invested approximately $2.2 billion in the American Centrifuge program, which includes $1.1 billion charged to expense over several years for technology development and demonstration. We began construction on the ACP in May 2007 after being issued a construction and operating license by the NRC. However, we significantly demobilized construction and machine manufacturing activities in 2009 due to delays in obtaining financing through DOE's loan guarantee program. We have operated centrifuges as part of our lead cascade test program for more than 100 machine years since August 2007. This experience gives us confidence in the performance of our technology, and provides operating data and expertise for future commercial deployment. The American Centrifuge technology is a disciplined evolution of classified U.S. centrifuge technology originally developed by DOE and successfully demonstrated during the 1980s.

We need significant additional financing in order to complete the ACP.  We applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008.  Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year cost share RD&D program for the project to enhance the technical and financial readiness of the centrifuge technology for commercialization. Under the cost-sharing arrangement, DOE’s total contribution would be capped at $300 million. DOE indicated that our application for a DOE loan guarantee would remain pending during the RD&D program but has given us no assurance that a successful RD&D program will result in a loan guarantee. Additional capital beyond the $2 billion of DOE loan guarantee funding that we have applied for and our internally generated cash flow will be required to complete the project. We have had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP. However we have no assurances that we will be successful in obtaining this financing and that the delays we have experienced will not adversely affect these efforts.

RD&D Program

The RD&D program involves manufacturing and operating additional production-design machines so that key systems can be tested as they would operate at the scale necessary for full commercialization. The proposed RD&D program scope is to construct and operate at least one complete demonstration cascade of 120 commercial centrifuge machines. We are currently building additional machines and parts for the demonstration cascade. During the quarter we also continued engineering design and planning for the demonstration cascade and restructured our staff in Oak Ridge, Tennessee to support the RD&D program.

The RD&D program is expected to be a two-year program implemented through a cost-sharing arrangement whereby DOE would initially provide up to 80% of the costs of the program. DOE has proposed funding one half of its $300 million contribution in government fiscal year 2012, with the remainder in government fiscal year 2013. We have been working with DOE and Congress to secure DOE funding for the RD&D program. However, DOE’s share of funding for the program has not yet been provided and the source for such funding is uncertain. The current political environment in Washington has slowed the legislative process.

On March 13, 2012, we entered into an agreement with DOE that enables us to provide interim funding of $44 million for the ACP. This funding was provided by DOE acquiring from us U.S. origin LEU in exchange for the transfer of quantities of our depleted uranium (“tails”) to DOE. This enables us to release encumbered funds of approximately $44 million that were previously provided as financial assurance for the disposition of such depleted uranium. This LEU acquired by DOE could be returned to us as part of DOE’s cost share under the RD&D program if government funding is provided for the RD&D program in government fiscal year 2012.  This transaction, combined with our expected cash flows from operations and access to funds under our credit facility, have enabled us to continue to fund ACP program activities as we work to obtain government funding for the RD&D program.

However, our spending on the ACP project after May 31, 2012 is significantly restricted by our credit facility and so continuation of the RD&D program beyond the end of May 2012 will require additional funding. As described above, we are working with DOE and Congress to provide funding for government fiscal year 2012.  Even if DOE funding were provided for the RD&D program for government fiscal year 2012, funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations. President Obama’s fiscal year 2013 budget proposal includes $150 million for the RD&D program. On April 25, 2012, the House Appropriations Committee reported out legislation that would provide $100 million of funding for the RD&D program in government fiscal year 2013.  On April 26, 2012, the Senate Appropriations Committee approved a bill that would provide DOE with authority to transfer up to $150 million in funds to the RD&D program in government fiscal year 2013.  However, we have no assurance when the final fiscal year 2013 appropriations bill will be enacted or that it will include funding for the RD&D program. We have no assurance that we will be able to reach agreement with DOE regarding any phase of the RD&D program or that any funding will be provided or that the LEU will be returned. We also have no assurance that we will ultimately be able to obtain a loan guarantee and the timing thereof. Any agreement for the RD&D program would likely require restructuring of the project and of our investment. In light of the significant uncertainty surrounding our prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, in parallel we are preparing for a demobilization of the project, as described below.

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

If we demobilize the project, we may need to issue new notices under the Worker Adjustment and Retraining Notification (“WARN”) Act. We currently estimate that we could incur total employee related severance costs of approximately $12 million for all American Centrifuge workers in the event of a full demobilization of the project. In addition, we currently estimate ongoing contractual commitments at March 31, 2012 of approximately $38 million. Depending on the length of the demobilization period, we would also incur costs related to the execution of the demobilization of up to approximately $56 million in addition to the severance costs, contractual commitments, contractual termination penalties and other related costs described above. These costs of demobilization do not reflect any offsets for salvage or other recovery value of American Centrifuge project assets.

Project Spending

During the first quarter of 2012, our spending on the American Centrifuge project has been approximately $12 million per month. This is a reduction from our average monthly rate of spending during most of 2011 of approximately $17 million per month.  During October 2011, we suspended a number of contracts with suppliers and contractors involved in the American Centrifuge and adjusted our activities to reflect the anticipated RD&D program budget and scope.

Although we have been funding the RD&D program on our own, restrictions in our new credit facility will significantly limit our spending on the American Centrifuge project going forward. In particular, without an agreement for the RD&D program, our credit facility restricts our spending on the project beyond May 2012 to $1 million per month (except for spending needed to carry out a project demobilization). In addition, continued spending on the ACP remains subject to our available liquidity, funding under the RD&D program, our willingness to invest further in the project absent funding commitments to complete the project, our ability following the RD&D program to obtain a DOE loan guarantee and additional capital, and other risks related to the deployment of the ACP.

Beginning with the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Our spending at the reduced levels relates primarily to development and maintenance activities rather than capital asset creation. We also expect to expense costs under the RD&D program as incurred. Capitalization of expenditures related to ACP has ceased until commercial plant deployment resumes.

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

In June 2011, several lead cascade machines failed during an extended period of off-normal operating conditions. The off-normal conditions occurred as a result of a power interruption caused by an electrical fault in the lead cascade support systems and compounding issues experienced during the efforts to restore power.  Following the June event, the centrifuges being operated in the lead cascade facility in Piketon, Ohio were not operated on UF6 gas, and we committed to the NRC not to reintroduce UF6 gas into these machines until the NRC completed its inspection of the event. In April 2012, the NRC completed its inspection and issued five Level IV violations, the least serious of the four levels of NRC violations, regarding the June event. No fines were assessed against the company. Two of these violations require no further response and we are responding to the three violations that require further action by USEC to resolve. We have conducted extensive reviews and taken comprehensive corrective actions that address issues raised by the NRC, including looking broadly at our conduct of operations, human performance, training and procedures and identified areas for improvement. After the NRC had completed its inspection of our response to the event and reviewed in detail our planned and completed corrective actions, USEC notified the NRC and on April 18, 2012 resumed lead cascade operations with UF6 gas.

Beginning in the first quarter of 2012, we have been modifying the current set of AC100 machines in the lead cascade to install a safety enhancement in response to the June 2011 event. The safety enhancement does not impact SWU performance and is not expected to impact centrifuge reliability. Under the expected terms of the RD&D program, we would continue to manufacture and operate additional AC100 machines in 2012 and complete and operate a 120 machine commercial plant cascade configuration in 2013.

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

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we have been working with customers regarding the timing of their orders, in particular the advancement of those orders. Rather than selling material into the limited spot market for enrichment, USEC has advanced orders from 2012 into 2011 and orders from 2013 into 2012. If customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue is recorded in an earlier than originally anticipated period. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash and profit we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement.

As a result of the lack of near-term demand due to the impacts of the events in Japan on the market, we have not been able to replace many of the order advancements that we have done in the past with additional sales, which has the effect of reducing our sales backlog. Delays in decisions with respect to the extension of Paducah plant operations and delays in the deployment of the American Centrifuge project have also had a negative effect on our backlog as our sales are a function of our future supply, including potential supply from Paducah plant operations and from the American Centrifuge Plant. Looking out beyond the next two to four years, we expect an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog and thus decrease the need to advance orders in the future. However, the amount of any demand and our ability to capture that demand is uncertain.

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

	March 31,	December 31,	March 31,
	2012	2011	2011
Long-term SWU price indicator ($/SWU)	$146.00	$148.00	$158.00
UF6:
Long-term price composite ($/KgU)	173.52	176.13	193.17
Spot price indicator ($/KgU)	137.00	143.25	164.50

Uranium can be acquired for sale by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we may vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment, resulting in excess uranium that we can sell.

Most of our inventories of uranium available for sale have been sold in prior years, and we expect uranium sales to have less of an impact on earnings going forward. Our average unit cost for uranium inventory has risen over the past several years as production costs are allocated to uranium from underfeeding based on its net realizable value. If we extend Paducah enrichment operations, we will continue to monitor and optimize the economics of our production based on the cost of power and market conditions for SWU and uranium.

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

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA. The monthly quantities of power purchased by USEC under the TVA power contract in the three months ended March 31, 2012 and 2011 were fixed at 1,650 megawatts. In addition, we are purchasing some supplemental power during the period February – May 2012 that was deferred from 2011. In 2011, we coordinated with TVA to ramp down power purchases to summer levels earlier than planned as a result of flood conditions near the Paducah plant.

In March 2012, with the expectation that we may cease production at the Paducah GDP following the expiration of the TVA power contract on May 31, 2012, we and TVA agreed to extend the contract to September 2012 and shift a small quantity of power that was to be consumed prior to May 31, 2012 to the summer months of 2012. This would transition the electricity load for the Paducah GDP to a level in the summer months that is 2% to 3% of our current power purchase. We are in discussions on a multi-party arrangement to operate the Paducah plant for another year through May 31, 2013 to enrich DOE depleted uranium. As part of this arrangement, we would enter into an amendment to our existing power contract with TVA to purchase the power needed to operate the Paducah plant through the term of this arrangement. Additional details are provided above under “Our View of the Business Today - Paducah Gaseous Diffusion Plant Transition.”

The base price under the existing TVA power contract is subject to a fuel cost adjustment provision to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has imposed an average increase over base contract prices of about 4% in the first three months of 2012, 12% in 2011, 10% in 2010, and 6% in 2009. Fuel cost adjustments in a given period are based in part on TVA’s estimates as well as revisions of estimates for electric power delivered in prior periods. The impact of future fuel cost adjustments, which are substantially influenced by coal, gas and purchased-power prices and hydroelectric power availability, is uncertain and our cost of power could fluctuate in the future above or below the agreed increases in the base energy price. We expect the fuel cost adjustment to continue to cause our purchase cost to remain above base contract prices for the remainder of the power contract.

We store depleted uranium generated from our operations at the Paducah GDP and accrue estimated costs for its future disposition. Under federal law, we have the option to send our depleted uranium to DOE for disposition, but are continuing to explore a number of competitive alternatives. DOE has constructed new facilities at Paducah and Portsmouth to process large quantities of depleted uranium owned by DOE. Test operations at these DOE facilities have been completed and preliminary operations have begun. If we were to dispose of our depleted uranium with DOE, we would be required to reimburse DOE for the related costs of disposing of our depleted uranium, including our pro rata share of DOE’s capital costs. Processing DOE’s depleted uranium is expected to take about 25 years. The method and timing of the disposal of our depleted uranium has not been determined. DOE has taken from USEC the disposal obligation for specific quantities of depleted uranium in past years, most recently through the uranium transfer agreement signed in March 2012. Our long-term liability for depleted uranium disposition is dependent upon the volume of depleted uranium that we generate, projected methods of disposition and estimated disposition costs. Our estimates of processing, transportation and disposal costs are based primarily on estimated cost data obtained from DOE without consideration given to contingencies or reserves. The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance. Our estimate of the unit disposition cost for accrual purposes is approximately 30% less than the unit disposition cost for financial assurance purposes, which includes contingencies and other potential costs as required by the NRC. Our estimated cost and accrued liability as well as financial assurance we provide for the disposition of depleted uranium are subject to change as additional information becomes available.

We purchase about one-half of our SWU supply under the Russian Contract. Prices under the contract are determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. The price per SWU under the Russian Contract for 2012 is expected to be 2% higher compared to 2011.

Paducah GDP Transition

As described above under “Our View of the Business Today – Paducah Gaseous Diffusion Plant Transition,” we are facing a near-term decision regarding the continuation of enrichment operations at the Paducah gaseous diffusion plant beyond May 2012. The current lease for the Paducah GDP expires in 2016. However, under the terms of the lease, we can terminate the lease prior to expiration upon two year’s prior notice. We can also de-lease portions of the property under lease to meet our changing requirements upon 60 days prior notice with DOE’s consent, which cannot be unreasonably withheld. If we make a decision to not continue enrichment operations at the plant beyond May 2012 or to continue for only a short period of time, we could accelerate expenses for certain assets such as previously capitalized leasehold improvements and machinery and equipment related to the Paducah GDP. As of March 31, 2012, net book value of property, plant and equipment included in our consolidated balance sheet was $63 million related to Paducah operations. These assets are being depreciated over their estimated life based on the current lease term through 2016. As of March 31, 2012, we have accrued liabilities for lease turnover costs related to the Paducah GDP of $43 million and depleted uranium disposition of $100 million, included in our other long-term liabilities, that could be accelerated and considered as current liabilities if we were to terminate the lease prior to the current expiration date.

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

Our inventories of SWU and uranium are valued at the lower of cost or market. Production costs are added to inventory using the monthly moving average cost method. We compare our inventory cost against market prices and if our inventory costs were to exceed market prices, we could be required to record an inventory impairment. A decision to shorten Paducah’s plant life could also adversely increase our cost of sales.

Contract Services Segment

Revenue from Contract Services

We perform services and earn revenue from contract work through our subsidiary NAC and from contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site. USEC ceased uranium enrichment at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Over the past decade, we maintained the Portsmouth site and performed services under contract with DOE. On September 30, 2011, contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to the decontamination and decommissioning (“D&D”) contractor selected by DOE for the site. Consequently, we ceased providing government contract services at Portsmouth on September 30, 2011. We will continue to provide some limited services to DOE and its contractors at the Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment, however, has decreased significantly and is now comprised primarily of revenue generated by NAC.

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

Our consolidated balance sheet includes receivables, net of valuation allowances, from DOE or DOE contractors of $36.4 million as of March 31, 2012. Of the $36.4 million, $1.8 million represents revenue recorded for amounts not yet billed due to the absence of approved billing rates referenced above (referred to as unbilled receivables). Past due receivables from DOE or DOE contractors were $45.9 million at March 31, 2012. On December 2, 2011, we submitted a certified claim for $11.2 million under the Contract Disputes Act (“CDA”) for payment of breach-of-contract amounts equaling unreimbursed costs for the periods through December 31, 2009. We believe DOE has breached its agreement by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis. In a letter response dated January 31, 2012, DOE informed us that it will provide a written decision on or before June 2, 2012 related to the claim. In addition, on February 16, 2012, we submitted a second certified claim for $9.0 million under the CDA related to the 2010 historical period. In a letter response dated March 3, 2012, DOE informed us that it will provide a written decision on or before August 15, 2012 related to the second claim.

Portsmouth Contract Closeout Costs

Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, are anticipated to be billed to DOE and recorded as revenue when contract closeout occurs and amounts are deemed probable of recovery. Our current estimate for these billable costs is approximately $35 million or more, which includes an estimate to complete outstanding DOE audits within a reasonable period of time. This estimate does not include ongoing cost reimbursable work being performed and amounts already included in our receivable balances. These contract closeout costs to be billed to DOE include DOE’s share of costs for our defined benefit pension plan, our postretirement health and life benefit plans, DOE’s share of severance, and other miscellaneous costs. The actual amounts are subject to a number of factors and therefore subject to significant uncertainty including uncertainty concerning the amount of such costs and the amount that may be reimbursable under contracts with DOE.

Advanced Technology Costs

American Centrifuge

USEC is working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. Costs relating to the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. As of March 31, 2012, cumulative project costs totaled $2,214.1 million.

Costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs historically have included NRC licensing of the American Centrifuge Demonstration Facility in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility. As of March 31, 2012, cumulative project costs charged to expense totaled $1,075.8 million.

Capitalized costs relating to the American Centrifuge technology include NRC licensing of the American Centrifuge Plant, engineering activities, construction of AC100 centrifuge machines and equipment, process and support equipment, leasehold improvements and other costs directly associated with the commercial plant. As of March 31, 2012, cumulative project costs capitalized totaled $1.1 billion, including capitalized interest of $105.4 million, prepayments to suppliers for services not yet performed of $21.4 million, accrued asset retirement obligations of $19.3 million and $7.1 million of accrued costs.

In addition, we have deferred financing costs of approximately $6.6 million for costs related to the ACP project, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs related to the DOE Loan Guarantee Program will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

Beginning with the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Spending at the reduced levels relates primarily to development and maintenance activities rather than capital asset creation. We also expect to expense costs under the RD&D program as incurred. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes. We continue to believe that future cash flows generated by the ACP will exceed our capital investment and our capital investment is more likely than not to be fully recoverable. We will continue to evaluate this assessment as conditions change, including as a result of activities conducted as part of the RD&D program being pursued. If conditions change, including if the current path to commercial deployment were no longer probable or our anticipated role in the project were changed, we could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.1 billion as early as the second quarter of 2012. Events that could impact our views as to the probability of deployment or our projections include a failure to successfully enter into an agreement with DOE to provide funding for the project as part of the RD&D program or an unfavorable determination in any phase of the RD&D program regarding the restructuring of the project.

Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant and the continued capitalization of the ACP capital investment and potential for a valuation allowance are described in Item 1A, “Risk Factors” of our 2011 Annual Report on Form 10-K.

MAGNASTOR®

Advanced technology costs also include research and development efforts undertaken by NAC, relating primarily to its MAGNASTOR dual-purpose spent fuel dry storage and transportation technology. NAC continues to seek license amendments for the expanded use of the storage technology and is pursuing NRC certification of the counterpart transportation cask system, MAGNATRAN.

Results of Operations – Three Months Ended March 31, 2012 and 2011

Segment Information

We have two reportable segments measured and presented through the gross profit line of our income statement: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment includes nuclear energy services and technologies provided by NAC as well as work performed for DOE and its contractors at Portsmouth and Paducah. Intersegment sales between our reportable segments were less than $0.1 million in each period presented below and have been eliminated in consolidation.

The following table presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2012	2011	Change	%
LEU segment
Revenue:
SWU revenue	$537.9	$308.5	$229.4	74%
Uranium revenue	-	14.0	(14.0)	(100)%
Total	537.9	322.5	215.4	67%
Cost of sales	501.2	307.2	(194.0)	(63)%
Gross profit	$36.7	$15.3	$21.4	140%

Contract services segment
Revenue	$23.6	$58.0	$(34.4)	(59)%
Cost of sales	21.5	59.4	37.9	64%
Gross profit (loss)	$2.1	$(1.4)	$3.5	250%

Total
Revenue	$561.5	$380.5	$181.0	48%
Cost of sales	522.7	366.6	(156.1)	(43)%
Gross profit	$38.8	$13.9	$24.9	179%

Revenue

Revenue from the LEU segment increased $215.4 million in the three months ended March 31, 2012, compared to the corresponding period in 2011. The volume of SWU sales increased 73% in the three-month period reflecting the variability in timing of utility customer orders including orders that USEC and customers have advanced from later in 2012 and from 2013. The average price billed to customers for sales of SWU increased 1%.

Revenue from the contract services segment declined $34.4 million in the three months ended March 31, 2012, compared to the corresponding period in 2011. Contract service revenues at the Portsmouth site declined $44.1 million (or 98%) in the three-month period as this work was transferred to DOE’s new D&D contractor over the course of 2011. Revenues by NAC increased $11.9 million (or 157%) in the three-month period primarily as a result of increased sales of dry cask storage systems.

Cost of Sales

Cost of sales for the LEU segment increased $194.0 million in the three months ended March 31, 2012, compared to the corresponding period in 2011, primarily due to higher sales volumes, partially offset by lower unit costs.

Cost of sales per SWU was 2% lower in the three months ended March 31, 2012, compared to the corresponding period in 2011. Cost of sales was reduced during the quarter for revisions to prior accrued amounts related to estimated disposal costs for depleted uranium and property taxes related to enrichment operations. These accrued estimated amounts had been previously included in our production costs and included in SWU inventory.  The total reduction to cost of sales recognized in the three months ended March 31, 2012 was approximately $14.6 million. Excluding the effects of these items, cost of sales per SWU was approximately 1% higher in the three months ended March 31, 2012 compared to the corresponding period in 2011. Although unit production costs declined 3% in the three months ended March 31, 2012, compared to the corresponding period in 2011 (described below), the SWU unit cost is negatively impacted by the carryforward effect of higher production and purchase costs from prior years.

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

Production costs increased $3.2 million (or 2%) in the three months ended March 31, 2012, compared to the corresponding period in 2011. Production volume increased 4% as we purchased supplemental power from Tennessee Valley Authority (“TVA”) that had been deferred from 2011. We had agreed with TVA to ramp down power purchases in 2011 to summer operation levels earlier than planned due to flood conditions near the Paducah plant and to purchase the deferred power in first quarter of 2012. The unit production cost declined 3% in the three months ended March 31, 2012 compared to the corresponding period in 2011.  The average cost per megawatt hour declined 5% reflecting lower TVA fuel cost adjustments partially offset by the fixed, annual increase in the TVA contract price.

We purchase approximately 5.5 million SWU per year under the Russian Contract. However, there were no deliveries in the three-month periods ended March 31, 2012 and March 31, 2011 based on our agreed-upon shipping schedule.

Cost of sales for the contract services segment declined $37.9 million in the three months ended March 31, 2012, compared to the corresponding period in 2011, reflecting reduced contract services work at Portsmouth in connection with the transition of Portsmouth site contract service workers to DOE’s D&D contractor, partially offset by increased sales by NAC.

Gross Profit

Gross profit increased $24.9 million in the three months ended March 31, 2012, compared to the corresponding period in 2011. Our gross profit margin was 6.9% in the three months ended March 31, 2012 compared to 3.7% in the corresponding period in 2011. Gross profit for the LEU segment increased $21.4 million in the three-month period due to higher SWU sales volume and lower costs. Gross profit for the contract services segment increased $3.5 million in the three months ended March 31, 2012 reflecting increased gross profit for NAC and a $3.2 million pension curtailment charge in the prior period related to the transition of Portsmouth site contract service workers to DOE’s D&D contractor.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2012	2011	Change	%
Gross profit	$38.8	$13.9	$24.9	179%
Advanced technology costs	36.8	26.7	(10.1)	(38)%
Selling, general and administrative	14.9	15.5	0.6	4%
Special charge for workforce reductions and advisory costs	6.4	-	(6.4)	(100)%
Other (income)	-	(3.7)	(3.7)	(100)%
Operating income (loss)	(19.3)	(24.6)	5.3	22%
Interest expense	12.7	-	(12.7)	(100)%
Interest (income)	(0.1)	(0.2)	(0.1)	(50)%
Income (loss) before income taxes	(31.9)	(24.4)	(7.5)	(31)%
Provision (benefit) for income taxes	(3.1)	(7.8)	(4.7)	(60)%
Net income (loss)	$(28.8)	$(16.6)	$(12.2)	(73)%

Advanced Technology Costs

Advanced technology costs increased $10.1 million in the three months ended March 31, 2012, compared to the corresponding period in 2011. Beginning with the start of the fourth quarter of 2011, all American Centrifuge project costs incurred have been expensed. Capitalization of expenditures related to the American Centrifuge project has ceased until commercial plant deployment resumes. Although overall project spending has been reduced, costs charged to expense were greater in the three months ended March 31, 2012, compared to the corresponding period in 2011, due to the focus on development and maintenance activities under the RD&D program rather than capital asset creation.

Advanced technology costs include expenses by NAC of $0.1 million in the three months ended March 31, 2012 and $0.4 million in the corresponding period in 2011 to develop and expand its MAGNASTOR storage technology and its transportation counterpart, MAGNATRAN.

Selling, General and Administrative

Selling, general and administrative expenses declined $0.6 million in the three months ended March 31, 2012, compared to the corresponding period in 2011, reflecting slightly lower salary, employee benefit and other compensation costs and other small expense reductions in various categories.

Special Charge for Workforce Reductions and Advisory Costs

Our business is in a state of significant transition and we have significant decisions to make in 2012 regarding major aspects of our business. In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support this review. Costs for the management consulting firm and other advisors totaled $4.5 million in the three months ended March 31, 2012.

Initial actions taken related to our organizational structure resulted in workforce reductions at our American Centrifuge design and engineering operations in Oak Ridge, Tennessee, and at our headquarters operations located in Bethesda, Maryland. The reductions involved 25 employees including two senior corporate officers. A charge of $1.9 million was incurred in the first quarter of 2012 for one-time termination benefits consisting of severance payments and short-term health care coverage. Related cash expenditures of $0.7 million were incurred in the first quarter of 2012 and most of the remainder is expected to be incurred in the second quarter of 2012.

In April 2012, 21 positions were eliminated at headquarters in Bethesda and the central services operations located in Piketon, Ohio. A charge of $1.1 million for one-time termination benefits and the related cash expenditures are expected in the second quarter of 2012. Additional actions affecting employees to align the organization with our evolving business environment are expected, which will result in additional charges.

Other (Income)

In January 2011, we executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange, we recognized a gain on debt extinguishment of $3.1 million in the first quarter of 2011.

Interest Expense

Interest expense increased $12.7 million in the three months ended March 31, 2012, compared to the corresponding period in 2011. Beginning with the fourth quarter of 2011, all ACP related project costs incurred have been expensed, including interest expense that previously would have been capitalized. In the three months ended March 31, 2011, interest costs of $11.0 million were capitalized. Interest expense in the first quarter of 2012 included $1.4 million of previously deferred financing costs related to the former credit facility that were expensed in connection with the amended and restated credit facility obtained in March 2012.

Provision (Benefit) for Income Taxes

The income tax benefit was $3.1 million for the three months ended March 31, 2012 and $7.8 million for the corresponding period in 2011. Included in the income tax benefit were reversals of previously accrued amounts associated with liabilities for unrecognized benefits of $0.8 million for the three months ended March 31, 2012 and $0.3 million for the corresponding period in 2011.

There was an overall effective rate of 31% in the first quarter of 2011 based on estimated earnings for 2011.  In the fourth quarter of 2011, a full valuation allowance was recorded against deferred tax assets that is expected to continue in 2012.  Because there are no tax benefits expected to be recognized on anticipated ordinary losses for 2012, the income tax benefit for the three months ended March 31, 2012 does not include an overall effective rate applied to year-to-date ordinary income (loss) as was done in the first quarter of 2011.  Instead, the income tax benefit includes only the tax effect of year-to-date items that are not included in ordinary income.

Net (Loss)

The net loss increased $12.2 million ($0.10 per share) in the three months ended March 31, 2012, compared to the corresponding period in 2011, primarily due to the after-tax effects of ACP related project costs that have been expensed, including interest expense that previously would have been capitalized. Partially offsetting the decline is the after-tax effect of increased gross profits. Additional factors include the after-tax effects of the special charge related to organizational structuring in the current period and other income in the prior period.

2012 Outlook Update

We will make a number of decisions during 2012 regarding our business that will significantly affect financial results for the year and future years. For example, we are in discussions with Energy Northwest, BPA, TVA and DOE on a multi-party arrangement that involves enriching DOE depleted uranium tails, which would allow us to continue enrichment operations at the Paducah plant for another year. During 2012, we expect to engage in continuing discussions with DOE regarding the future of the Paducah GDP and the transition of Paducah operations. We also continue to work with DOE and Congress regarding funding for the RD&D program. We expect to fund RD&D program activities through May 31, 2012, but our credit facility significantly restricts our spending on the American Centrifuge project beyond that date. As a consequence, the amount of advanced technology expense beyond that date is uncertain and dependent on government funding for the RD&D program. In addition, we are in the midst of an organizational structure review that we anticipate will result in long-term cost reductions, but that will require short-term charges to reflect the costs for outside advisors and the cost of implementing personnel reductions. Given this continued uncertainty regarding key elements of our business, we are not providing guidance at this time for earnings or cash flow from operations, but we are providing guidance on expected revenue.

We expect to deliver significant quantities of LEU to customers in 2012. Revenue from the sale of SWU is expected to be approximately $1.4 to $1.5 billion, but could increase depending on the terms of a potential arrangement to enrich DOE depleted uranium tails. Uranium revenue in 2012 is expected to be lower than in recent years and is dependent on the level of Paducah production in 2012 and our obligations to return uranium to TENEX under the Russian Contract. We anticipate buying 5.5 million SWU from Russia under the Megatons to Megawatts program during 2012. Under the pricing formula, the price we pay Russia will increase 2% compared to deliveries in 2011.

Our contract services work at the former Portsmouth GDP for DOE was largely completed in September 2011, and revenue for that segment is expected to decline significantly in 2012. In prior years, contract work at Portsmouth represented approximately three-quarters of the revenue for the contract services segment. Our subsidiary NAC will represent a majority of revenue for the segment going forward, and we expect annual revenue for contract services in 2012 of approximately $85 million.

Liquidity and Capital Resources

We expect our cash balance, internally generated cash from our LEU operations and services provided by our contract services segment, and available borrowings under our revolving credit facility will provide sufficient cash to meet our needs for at least 12 months.

Although the recent renewal of our credit facility significantly improved our liquidity view for 2012, we expect maintenance of adequate liquidity for our operations will be challenging in 2012. Key factors that can affect liquidity requirements for our existing operations include the timing and amount of customer sales, power purchases, and purchases under the Russian Contract. In addition, we expect to make a number of decisions during 2012 that could have significant consequences for our business, including whether to continue enrichment operations at the Paducah plant beyond May 2012 and the potential to demobilize the American Centrifuge project if DOE funding is not obtained for the RD&D program by May 31, 2012. These decisions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strengths and future business prospects, could give rise to events that individually, or in the aggregate, are likely to impose significant demands upon our liquidity. In light of these factors and our desire to improve our credit profile, we may pursue discussions with creditors and key stakeholders regarding the restructuring of our business and our capital structure.

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

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we have been working with customers regarding the timing of their orders, in particular the advancement of those orders. Rather than selling material into the limited spot market for enrichment, USEC advanced orders from 2012 into 2011 and orders from 2013 into 2012. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash and profit we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement.

The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to concerns raised by March 2011 events have affected supply and demand for LEU over the next two to four years. This impact could grow more significant over time depending on the length and severity of delays or cancellations of deliveries. As a result, we have not been able to replace many of the order advancements that we have done in the past with additional sales, which has the effect of reducing our sales backlog. Delays in decisions with respect to the extension of Paducah plant operations and delays in the deployment of the American Centrifuge project have also had a negative effect on our backlog as our sales are a function of our future supply, including potential supply from Paducah plant operations and from the American Centrifuge Plant. Looking out beyond the next two to four years, we expect an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog and thus decrease the need to advance orders in the future. However, the amount of any demand and our ability to capture that demand is uncertain.

We need significant additional financing in order to complete the American Centrifuge Plant. We applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008 and we have had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP.

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

On March 13, 2012, USEC and DOE entered into an agreement that enables USEC to provide interim funding of $44 million for the ACP. This funding was provided by DOE acquiring from us U.S. origin LEU in exchange for the transfer of quantities of our depleted uranium (“tails”) to DOE. This enables us to release encumbered funds of approximately $44 million that were previously provided as financial assurance for the disposition of such depleted uranium. This LEU acquired by DOE could be returned to us as part of DOE’s cost share under the RD&D program if government funding is provided for the RD&D program in government fiscal year 2012.

We expect to continue funding project activities that support the RD&D program through May 31, 2012 as we continue to work with DOE and Congress on securing the government cost-share for the RD&D program.  Due to restrictions in our credit facility, funding can only continue beyond May 31, 2012 if government funding for the RD&D program is secured. We continue to pursue both legislative and non-legislative paths to the federal cost share of the funding for the RD&D program for the balance of government fiscal year 2012. Funding for the RD&D program beyond government fiscal year 2012 would be subject to future appropriations. We have no assurance that we will be able to reach agreement with DOE regarding any phase of the RD&D program or that any funding will be provided or that the LEU will be returned. We also have no assurance that we will ultimately be able to obtain a loan guarantee and the timing thereof. Any agreement for the RD&D program would likely require restructuring of the project and of our investment. In light of our inability to reach a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding our prospects for finalizing an agreement and obtaining funding from DOE for an RD&D program and the timing thereof, we continue to evaluate our options concerning the American Centrifuge project. If we are unable to secure funding for the RD&D program beyond May 31, 2012, we would expect to begin demobilizing the project.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2012	2011
Net Cash Provided by Operating Activities	$47.7	$51.3
Net Cash (Used in) Investing Activities	(2.9)	(50.7)
Net Cash (Used in) Financing Activities	(10.1)	(1.8)
Net Increase (Decrease) in Cash and Cash Equivalents	$34.7	$(1.2)

Operating Activities

Our LEU segment provided positive cash flow in the three months ended March 31, 2012 based on the timing of customer orders and deliveries. Inventories declined $347.8 million in the three-month period due to monetization of inventory produced in the prior year. The increase in accounts receivable of $36.0 million reflects the lag in some inventory monetization. Payment of the Russian Contract payables balance of $206.9 million, due to the timing of deliveries, was a significant use of cash flow in the three months ended March 31, 2012. The decrease in accrued depleted uranium disposition in the first quarter associated with the $44.0 million uranium transfer agreement with DOE will not generate cash flow until surety bonds can be modified and cash collateral returned.

Investing Activities

Capital expenditures were $2.9 million in the three months ended March 31, 2012, compared with $50.7 million in the corresponding period in 2011. Capital expenditures in the prior period are principally associated with the American Centrifuge Plant. Beginning with the fourth quarter of 2011, all project costs incurred have been expensed. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes. Capital expenditures include prepayments made to suppliers under existing agreements for materials and services not yet provided.

Financing Activities

Borrowings and repayments under the revolving credit facility totaled $96.5 million in the three months ended March 31, 2012, and the peak amount outstanding was $32.3 million. Cash payments of $9.7 million were made for financing costs related to the amended and restated credit facility.

There were 122.9 million shares of common stock outstanding at March 31, 2012, compared with 123.2 million at December 31, 2011, a decrease of 0.3 million shares representing common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Working Capital
	March 31,	December 31,
	2012	2011
	(millions)
Cash and cash equivalents	$72.3	$37.6
Accounts receivable, net	198.0	162.0
Inventories, net	534.1	881.9
Credit facility term loan	(85.0)	(85.0)
Convertible preferred stock	(91.5)	(88.6)
Other current assets and liabilities, net	(71.8)	(291.9)
Working capital	$556.1	$616.0

Capital Structure and Financial Resources

At March 31, 2012, our debt consisted of a term loan of $85.0 million due May 31, 2013 under our credit facility and $530.0 million in 3.0% convertible senior notes due October 1, 2014.

The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. We are restricted under our credit facility from repurchasing the notes for cash.

Our debt to total capitalization ratio was 49% at March 31, 2012 and 48% at December 31, 2011, including convertible preferred stock which is classified as a liability.

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

Utilization of the current credit facility at March 31, 2012 and the former credit facility at December 31, 2011 follows:

	March 31,	December 31,
	2012	2011
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan due May 31, 2013	85.0	-
Term loan due May 31, 2012	-	85.0
Letters of credit	19.7	19.6
Available credit	75.6	205.4

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

The new term loan was funded as of March 13, 2012 and bears interest, at our election, at either:

•
the sum of (1) the greater of (a) the JPMorgan Chase Bank prime rate, (b) the federal funds rate plus ½ of 1%, or (c) an adjusted 1-month LIBO Rate (with a floor of 2.0%) plus 1% plus (2) a margin of 7.25%; or

•	the adjusted LIBO Rate (with a floor of 2.0%) plus a margin of 9.0%.

The interest rate for the term loan was 10.5% as of March 31, 2012.

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

If we have not terminated operations at the Paducah GDP by June 30, 2012 and our gross profit for any three consecutive months beginning June 2012 is a loss, then the margin on the term loan will increase by 2.0% and the margin on the revolving loans will increase by 1.5% retroactive to the first day of such three month period, and continuing for the remaining term of the credit facility.

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

Subject to certain limited exceptions, we will be required at all times to prepay all amounts outstanding under the revolving credit agreement with the net proceeds of (i) any sale or transfer of assets, including in the ordinary course, of USEC Inc. and its subsidiaries; (ii) the sale or transfer of equity of USEC Inc. or its subsidiaries; (iii) the issuance of indebtedness of USEC Inc. or its subsidiaries; or (iv) insurance proceeds from casualty events. In addition, certain proceeds, including from specified debt issuances and asset sales (including sales resulting from cessation of production at the Paducah GDP or a demobilization of the American Centrifuge project), will permanently reduce the revolving loan commitments and prepay the term loan. Both the revolving credit facility and the term loan must be fully prepaid prior to any redemption of the Company’s Series B-1 preferred stock.

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

Default under, or failure to comply with the Russian Contract, the Russian Supply Agreement, the 2002 DOE-USEC Agreement (other than the milestones related to deployment of the American Centrifuge project), the lease of the GDPs or any other material contract or agreement with DOE, or any exercise by DOE of its rights or remedies under the 2002 DOE-USEC Agreement, would also be considered to be an event of default under the credit facility if it would reasonably be expected to result in a material adverse effect on (i) our business, assets, operations or condition (taken as a whole); (ii) our ability to perform any of our obligations under the credit facility; (iii) the assets pledged as collateral under the credit facility; (iv) the rights or remedies under the credit facility of the lenders or J.P. Morgan as administrative agent; or (v) the lien or lien priority with respect to the collateral of J.P. Morgan as administrative agent. Under the credit facility, the orderly shutdown of the Paducah GDP, a demobilization of the American Centrifuge project or the exercise by DOE of certain rights to require USEC to transfer the American Centrifuge project or all or any portion of property related to the American Centrifuge project to DOE or its designee, would not result in a material adverse effect.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the three months ended March 31, 2012 follows (in millions):

	December 31, 2011	Additions	Reductions	March 31, 2012
Other current assets:
Bank credit facilities	$2.4	$8.9	$(2.8)	$8.5

Deferred financing costs (long-term):
Convertible notes	$5.5	$-	$(0.5)	$5.0
ACP project	6.7	-	(0.1)	6.6
Deferred financing costs	$12.2	$-	$(0.6)	$11.6 0

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2011 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at March 31, 2012 or December 31, 2011.

New Accounting Standards Not Yet Implemented

Reference is made to “New Accounting Standards” in Note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2012, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At March 31, 2012, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million and a credit facility term loan of $85.0 million. The fair value of the convertible notes, based on the trading price as of March 31, 2012, was $265.0 million. The fair value of the term loan as of March 31, 2012, using the change in market value of an index of loans of similar credit quality based on published credit ratings, was $86.2 million.

The estimated fair value of our convertible preferred stock at March 31, 2012, including accrued paid-in-kind dividends payable April 1, 2012, was equal to the redemption value of $1,000 per share or $91.5 million.

Reference is made to additional information reported in management’s discussion and analysis of financial condition and results of operations included herein for quantitative and qualitative disclosures relating to:

•	commodity price risk for electric power requirements for the Paducah GDP (refer to “Overview – Cost of Sales for SWU and Uranium” and “Results of Operations – Cost of Sales”), and

•
interest rate risk relating to the outstanding term loan and any outstanding borrowings at variable interest rates under our credit facility (refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources”).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Investors should carefully consider the updated risk factors below and the other risk factors in Part I, Item 1A of our 2011 Annual Report on Form 10-K, in addition to the other information in our Annual Report and this Quarterly Report on Form 10-Q.

If we do not reach agreement on the potential multi-party arrangement being discussed for the enrichment of DOE depleted uranium at the Paducah gaseous diffusion plant (“GDP”) in the near term, we expect to be ramping down Paducah enrichment operations in May 2012, which could have a material adverse effect on our business and prospects.

A decision regarding whether or not to extend enrichment operations at the Paducah GDP beyond May 2012 must be made in the next few weeks. We have recently been in discussions regarding a potential one-year extension of Paducah enrichment operations through a multi-party arrangement involving the participation of Energy Northwest, a West Coast power supplier, the Bonneville Power Administration, a federal agency within the DOE, the Tennessee Valley Authority (“TVA”), a federally owned corporation and supplier of power to the Paducah plant, and the DOE.  The proposed arrangement would involve the enrichment of depleted uranium tails currently owned by DOE to produce U.S. origin LEU.  As part of this arrangement, we would enter into an amendment to our existing power contract with TVA to purchase the power needed to operate the Paducah plant through the term of this arrangement. We hope to finalize the agreements among the parties in the near term.  However, we have no assurance that we will be successful in reaching agreement with the parties on a timely basis, on acceptable terms, or at all.  We have exhausted all other alternatives to support continued enrichment operations at the Paducah GDP and therefore, if we are not successful in finalizing this agreement in the near term, we expect to be ramping down Paducah enrichment operations in May 2012.

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

The shutdown of Paducah enrichment operations could also adversely affect our relationships with a variety of stakeholders, including customers. Customers could ask us to provide additional financial or other assurances of our ability to deliver under existing contracts that could adversely affect our business. A decision to shut down Paducah enrichment operations could also adversely affect our ability to enter into new contracts with customers, including our ability to contract for the output of the American Centrifuge Plant and for the material we purchase under the Russian Supply Agreement. We maintain substantial inventories of SWU that we carefully monitor to ensure we can meet our commitments. Our ability to maintain inventories and to monetize these inventories in order to meet our liquidity requirements could be adversely affected if we lost our right to lease the portions of the Paducah GDP where the inventories are held and could not find alternative space where inventories could be kept.

If we make a decision to not continue enrichment operations at the Paducah GDP beyond May 2012 or to continue for only a short period of time, we could accelerate expenses for certain assets such as previously capitalized leasehold improvements and machinery and equipment related to the Paducah GDP. As of March 31, 2012, net book value of property, plant and equipment included in our consolidated balance sheet was $63 million related to Paducah operations. These assets are being depreciated over their estimated life based on the current lease term through 2016. As of March 31, 2012, we have accrued liabilities for lease turnover costs related to the Paducah GDP of $43 million and depleted uranium disposition of $100 million, included in our other long-term liabilities, that could be accelerated from a cash standpoint and considered as current liabilities if we were to terminate the lease prior to the current expiration date.

We would also expect to incur significant costs in connection with a decision to shut down Paducah enrichment operations, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans. We could also incur potential liability under ERISA Section 4062(e) as described in the risk factor included in our annual report on Form 10-K: “We could be required to accelerate the funding of our defined benefit pension plans that could adversely affect our liquidity.”

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

Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our convertible notes for cash and trigger a default under our credit facility.

Our failure to meet any of the following listing standards of the NYSE could result in a delisting of our common stock from the NYSE: (1) our average closing price is less than $1.00 over a consecutive 30 trading-day period;  (2) our average market capitalization is less than $50 million over a consecutive 30 trading-day period and, at the same time, our stockholders’ equity is less than $50 million; or (3) our average market capitalization is less than $15 million over a consecutive 30 trading-day period.  Even if we meet the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.  On April 19, 2012, our closing share price fell below a closing price of $1.00 and has remained at that level.  If our share price continues at its current trading level, we will fall below the NYSE minimum share price criteria as described above in the near future and the NYSE may take steps to suspend or delist our common stock.

The first step in this process would be that we would likely receive a continued listing standards notice from the NYSE that our average closing share price is less than $1.00 over a consecutive 30 trading-day period.  Our receipt of this notice could have a negative effect on the price of our common stock.  Under NYSE rules, we would have six months following receipt of this notification to bring our share price and 30 trading-day average closing share price back above $1.00 or be subject to suspension and delisting procedures.

A delisting of our common stock by the NYSE and the failure of our common stock to be listed on another national exchange could have significant adverse consequences.  A delisting would likely have a negative effect on the price of our common stock and would impair shareholders’ ability to sell or purchase our common stock.  As of March 31, 2012, we had $530 million of convertible notes outstanding.  A “fundamental change” is triggered under the terms of our convertible notes if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market.  The receipt of a NYSE continued listing standards notification described above would not trigger a fundamental change.  If a fundamental change occurs under the convertible notes, the holders of the notes can require us to repurchase the notes in full for cash.  We do not have adequate cash to repurchase the notes.  In addition, the occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is an event of default under our credit facility.  Accordingly, our inability to maintain the continued listing of our common stock on the NYSE or another national exchange would have a material adverse effect on our liquidity and financial condition and would likely require us to file for bankruptcy protection.

We have not yet determined any specific action or response to take in response to a NYSE notification.  If our share price continues to trade below $1.00 per share, subject to shareholder approval, we may consider, among other actions or responses, a reverse stock split of our common stock.  However, there can be no assurance that our shares will remain listed on the NYSE or that any reverse stock split that may be completed will increase our share price sufficiently to permit us to continue to satisfy the NYSE’s listing standards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) First Quarter Issuer Purchases of Equity Securities
			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

January 1 – January 31	-	-	-	-
February 1 – February 29	-	-	-	-
March 1 – March 31	310,171	$1.33	-	-
Total	310,171	$1.33	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 310,171 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 3. Defaults Upon Senior Securities

As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at the Company’s election, in cash or in additional shares of Series B-1 preferred. The Company is currently restricted under its credit facility from paying cash dividends. The Company’s board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates of January 1, 2012 and April 1, 2012 and the aggregate arrearage is $5.6 million. The Company has determined to defer declaring any dividends at this time due to the Company’s net loss reported for the year ended December 31, 2011 and for the three months ended March 31, 2012.  In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of March 31, 2012, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $88.6 million ($91.5 million as of April 1, 2012 after taking into account the April 1, 2012 accrued dividend).

Item 6.  Exhibits

3.1	Amended and Restated Bylaws of USEC Inc., dated March 9, 2012, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 13, 2012.

10.1	Amendatory Agreement (Supplement No. 8) dated March 21, 2012, to the Power Contract between Tennessee Valley Authority and the United States Enrichment Corporation, dated July 11, 2000, as amended.

10.2
Fourth Amended and Restated Credit Agreement dated as of March 13, 2012, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the revolving joint book managers, revolving joint lead arrangers and other agents parties thereto, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 13, 2012.

10.3
Fourth Amended and Restated Pledge and Security Agreement, dated as of March 13, 2012, by USEC Inc., United States Enrichment Corporation and NAC International, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 13, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2012, furnished in interactive data file (XBRL) format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

Date: May 2, 2012	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                      Description

3.1	Amended and Restated Bylaws of USEC Inc., dated March 9, 2012, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 13, 2012.

10.1	Amendatory Agreement (Supplement No. 8) dated March 21, 2012, to the Power Contract between Tennessee Valley Authority and the United States Enrichment Corporation, dated July 11, 2000, as amended.

10.2
Fourth Amended and Restated Credit Agreement dated as of March 13, 2012, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the revolving joint book managers, revolving joint lead arrangers and other agents parties thereto, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 13, 2012.

10.3
Fourth Amended and Restated Pledge and Security Agreement, dated as of March 13, 2012, by USEC Inc., United States Enrichment Corporation and NAC International, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 13, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2012, furnished in interactive data file (XBRL) format.