Form 10-Q
period 2012-06-30
USEC INC
filed 2012-08-01
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 25, 2012, there were 124,082,753 shares of the registrant’s Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the ongoing transition of our business, including uncertainty regarding the transition of the Paducah gaseous diffusion plant and uncertainty regarding continued funding for the American Centrifuge project and the impact of decisions we may make in the near term on our business and prospects; our dependency on the multi-party arrangement with Energy Northwest, the Bonneville Power Administration, the Tennessee Valley Authority and the U.S. Department of Energy (“DOE”) to support continued enrichment operations at the Paducah gaseous diffusion plant; risks related to Energy Northwest obtaining the financing needed to complete the multi-party arrangement and the potential for termination of the agreement if such financing is not secured on terms acceptable to Energy Northwest; risks related to the performance of each of the parties under the multi-party arrangement, including the obligations of DOE to timely deliver depleted uranium to Energy Northwest; the impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects;  the impact and potential duration of the current supply/demand imbalance in the market for low enriched uranium; the potential impacts of a decision to cease enrichment operations at Paducah; uncertainty regarding the timing, amount and availability of additional funding for the research, development and demonstration (“RD&D”) program and the dependency of government funding on Congressional appropriations; restrictions in our credit facility on our spending on the American Centrifuge project and the potential for us to demobilize the project;  limitations on our ability to provide any required cost sharing under the RD&D program; the ultimate success of efforts to obtain a DOE loan guarantee and other financing for the American Centrifuge project, including the ability through the RD&D program or otherwise to address the concerns raised by DOE with respect to the financial and project execution depth of the project, and the timing and terms thereof; potential changes in our anticipated ownership of or role in the American Centrifuge project; the impact of actions we have taken or may take to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, and impacts to cost and schedule; the impact of delays in the American Centrifuge project and uncertainty regarding our ability to remobilize the project; the potential for DOE to seek to exercise its remedies under the June 2002 DOE-USEC agreement; risks related to the completion of the remaining two phases of the three-phased strategic investment by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), including the potential for immediate termination of the securities purchase agreement governing their investments; changes in U.S. government priorities and the availability of government funding, including loan guarantees; uncertainty regarding the continued capitalization of certain assets related to the American Centrifuge Plant and the impact of a potential impairment of these assets on our results of operations; our ability to extend, renew or replace our credit facility that matures on May 31, 2013 and the impact of a failure to timely renew on our ability to continue as a going concern; restrictions in our credit facility that may impact our operating and financial flexibility; our ability to actively manage and enhance our liquidity and working capital and the potential adverse consequences of any actions taken on the long term value of our ongoing operations; our dependence on deliveries of LEU from Russia under a commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) and on a single production facility and the potential for us to cease commercial enrichment of uranium in the event of a decision to shut down Paducah enrichment operations; limitations on our ability to import the Russian LEU we buy under the new supply agreement into the United States and other countries; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our contracts with the U.S. government, risks related to delays in payment for our contract services work performed for DOE; our subsidiary NAC may not perform as expected; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; risks related to the underfunding of our defined benefit pension plans and the impact of the potential requirement to accelerate the funding of these obligations on our liquidity; the impact of a potential de-listing of our common stock on the NYSE; the impact of potential changes in the ownership of our stock on our ability to realize the value of our deferred tax benefits; the timing of recognition of previously deferred revenue; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011 (“10-K”). Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K, which are available on our website at www.usec.com.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(millions)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$229.0	$37.6
Accounts receivable, net	173.4	162.0
Inventories	1,924.4	1,752.0
Deferred costs associated with deferred revenue	130.8	175.5
Other current assets	67.2	64.8
Total Current Assets	2,524.8	2,191.9
Property, Plant and Equipment, net	1,130.6	1,187.1
Other Long-Term Assets
Deposits for surety bonds	107.5	151.3
Deferred financing costs, net	11.2	12.2
Goodwill	6.8	6.8
Total Other Long-Term Assets	125.5	170.3
Total Assets	$3,780.9	$3,549.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$111.3	$120.1
Payables under Russian Contract	141.7	206.9
Inventories owed to customers and suppliers	1,382.8	870.1
Deferred revenue and advances from customers	178.9	205.2
Credit facility term loan	85.0	85.0
Convertible preferred stock	94.4	88.6
Total Current Liabilities	1,994.1	1,575.9
Long-Term Debt	530.0	530.0
Other Long-Term Liabilities
Depleted uranium disposition	71.7	145.2
Postretirement health and life benefit obligations	213.2	207.8
Pension benefit liabilities	252.5	258.3
Other liabilities	76.8	79.7
Total Other Long-Term Liabilities	614.2	691.0
Commitments and Contingencies (Note 12)
Stockholders’ Equity	642.6	752.4
Total Liabilities and Stockholders’ Equity	$3,780.9	$3,549.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Separative work units	$347.2	$330.3	$885.1	$638.8
Uranium	3.6	67.8	3.6	81.8
Contract services	14.0	56.3	37.6	114.3
Total Revenue	364.8	454.4	926.3	834.9
Cost of Sales:
Separative work units and uranium	340.4	368.6	841.6	675.8
Contract services	12.1	52.6	33.6	112.0
Total Cost of Sales	352.5	421.2	875.2	787.8
Gross profit	12.3	33.2	51.1	47.1
Advanced technology costs	85.7	33.5	122.5	60.2
Selling, general and administrative	14.8	16.7	29.7	32.2
Special charge for workforce reductions and advisory costs	3.2	-	9.6	-
Other (income)	(10.0)	-	(10.0)	(3.7)
Operating (loss)	(81.4)	(17.0)	(100.7)	(41.6)
Interest expense	12.7	0.1	25.4	0.1
Interest (income)	(0.1)	(0.1)	(0.2)	(0.3)
(Loss) before income taxes	(94.0)	(17.0)	(125.9)	(41.4)
Provision (benefit) for income taxes	(2.0)	4.2	(5.1)	(3.6)
Net (loss)	$(92.0)	$(21.2)	$(120.8)	$(37.8)
Net (loss) per share – basic	$(.76)	$(.18)	$(.99)	$(.31)
Net (loss) per share – diluted	$(.76)	$(.18)	$(.99)	$(.31)
Weighted-average number of shares outstanding:
Basic	121.7	121.1	122.0	120.3
Diluted	121.7	121.1	122.0	120.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net (loss)	$(92.0)	$(21.2)	$(120.8)	$(37.8)
Other comprehensive income, before tax:
Amortization of prior service costs (Note 8)	0.4	0.4	0.8	0.8
Amortization of actuarial losses (Note 8)	6.0	2.8	12.0	6.0
Other comprehensive income, before tax	6.4	3.2	12.8	6.8
Income tax (expense) benefit related to items of other comprehensive income	(2.3)	(1.2)	(4.6)	(2.5)
Other comprehensive income, net of tax	4.1	2.0	8.2	4.3
Comprehensive (loss)	$(87.9)	$(19.2)	$(112.6)	$(33.5)

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net (loss)	$(120.8)	$(37.8)
Adjustments to reconcile net (loss) to net cash provided byoperating activities:
Depreciation and amortization	19.5	30.2
Transfer of machinery and equipment to U.S. Department of Energy	44.6	-
Deferred income taxes	(4.6)	7.3
Other non-cash income on release of disposal obligation	(10.0)	(0.6)
Capitalized convertible preferred stock dividends paid-in-kind	5.8	5.1
Gain on extinguishment of convertible senior notes	-	(3.1)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(11.4)	174.6
Inventories, net – decrease	340.3	173.9
Payables under Russian Contract – (decrease)	(65.2)	(56.0)
Deferred revenue, net of deferred costs – increase	27.1	10.2
Accrued depleted uranium disposition – increase (decrease)	(73.5)	9.9
Accounts payable and other liabilities – increase (decrease)	3.6	(8.2)
Other, net	6.7	(19.9)
Net Cash Provided by Operating Activities	162.1	285.6

Cash Flows Provided by (Used in) Investing Activities
Capital expenditures	(4.1)	(91.0)
Deposits for surety bonds - decrease	43.8	-
Net Cash Provided by (Used in) Investing Activities	39.7	(91.0)

Cash Flows Used in Financing Activities
Borrowings under revolving credit facility	123.6	-
Repayments under revolving credit facility	(123.6)	-
Payments for deferred financing costs	(9.8)	(3.7)
Common stock issued (purchased), net	(0.6)	(1.7)
Net Cash (Used in) Financing Activities	(10.4)	(5.4)
Net Increase	191.4	189.2
Cash and Cash Equivalents at Beginning of Period	37.6	151.0
Cash and Cash Equivalents at End of Period	$229.0	$340.2
Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$13.2	$-
Income taxes paid, net of refunds	0.5	2.1

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(millions)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2011
Balance at December 31, 2010	$12.3	$1,172.8	$329.9	$(57.1)	$(144.1)	$1,313.8
Amortization of actuarial losses and prior service costs, net of tax	-	-	-	-	4.3	4.3
Common stock issued in exchange for convertible senior notes	0.7	40.5	-	-	-	41.2
Restricted and other common stock issued, net of amortization	-	(2.9)	-	6.5	-	3.6
Net (loss)	-	-	(37.8)	-	-	(37.8)
Balance at June 30, 2011	$13.0	$1,210.4	$292.1	$(50.6)	$(139.8)	$1,325.1

Six Months Ended June 30, 2012
Balance at December 31, 2011	$13.0	$1,212.5	$(210.8)	$(49.4)	$(212.9)	$752.4
Amortization of actuarial losses and prior service costs, net of tax	-	-	-	-	8.2	8.2
Restricted and other common stock issued, net of amortization	-	(13.7)	-	16.5	-	2.8
Net (loss)	-	-	(120.8)	-	-	(120.8)
Balance at June 30, 2012	$13.0	$1,198.8	$(331.6)	$(32.9)	$(204.7)	$642.6

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations.

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2011.

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

In June and December 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance requires companies to present the components of net income and other comprehensive income either in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied retrospectively for all periods presented. The implementation of the new guidance in the first quarter of 2012 was reflected in USEC’s consolidated condensed financial statements and did not have an effect on USEC’s results of operations, cash flows or financial position.

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

2.  ACCOUNTS RECEIVABLE
	June 30, 2012	December 31, 2011
	(millions)
Accounts receivable (1):
Utility customers:
Trade receivables	$82.8	$124.2
Uranium loaned to customer (2)	53.6	-
	136.4	124.2
Contract services, primarily Department of Energy (3):
Billed revenue	34.8	18.8
Unbilled revenue	2.2	19.0
	37.0	37.8
	$173.4	$162.0

(1)	Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $14.1 million at June 30, 2012 and $13.7 million at December 31, 2011.

(2)	The loan period ends in the third quarter of 2012 under the agreement with the investment grade-rated utility customer.

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

Components of inventories follow (in millions):

	June 30, 2012			December 31, 2011
	Current Assets	Current Liabilities	Inventories, Net	Current Assets	Current Liabilities	Inventories, Net
		(a)			(a)
Separative work units	$969.0	$547.5	$421.5	$1,048.6	$334.7	$713.9
Uranium	945.5	835.3	110.2	690.0	535.4	154.6
Materials and supplies	9.9	-	9.9	13.4	-	13.4
	$1,924.4	$1,382.8	$541.6	$1,752.0	$870.1	$881.9

(a)
Inventories owed to customers and suppliers, included in current liabilities, relate primarily to SWU and uranium inventories owed to fabricators. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. USEC’s balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from USEC. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

The decrease in net inventories in the six months ended June 30, 2012, reflects the high volume of SWU sales during the first quarter of 2012, including orders that USEC and customers have advanced from later in 2012 and from 2013.  On March 13, 2012, USEC entered into an agreement with DOE pursuant to which DOE acquired U.S. origin LEU from USEC in exchange for the transfer of quantities of USEC’s depleted uranium tails to DOE. This transaction also had the effect of reducing inventory levels. The advancement of orders may increase SWU and uranium inventories owed to fabricators to the extent that fabricators do not accelerate their bulk delivery orders from USEC to a corresponding degree, thereby using their other inventories to satisfy USEC’s customer order obligations until future bulk deliveries of LEU from USEC to the fabricators are made.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated values of approximately $2.2 billion at June 30, 2012, and $2.9 billion at December 31, 2011, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 24% decline in quantities and a 3% decline in the uranium spot price indicator. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

4. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2011	Capital Expenditures (Depreciation)	Transfers and Retirements	June 30, 2012
Construction work in progress	$1,111.2	$1.0	$(47.0)	$1,065.2
Leasehold improvements	182.9	-	0.6	183.5
Machinery and equipment	251.2	0.9	(5.1)	247.0
	1,545.3	1.9	(51.5)	1,495.7
Accumulated depreciation and amortization	(358.2)	(13.8)	6.9	(365.1)
	$1,187.1	$(11.9)	$(44.6)	$1,130.6

Capital expenditures include items in accounts payable and accrued liabilities at June 30, 2012 for which cash is paid in subsequent periods.

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP, which are primarily included in the construction work in progress balance, totaled $1.1 billion at June 30, 2012 and December 31, 2011. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at June 30, 2012 and December 31, 2011.

Instead of moving forward with a conditional commitment for a loan guarantee for the American Centrifuge project through the DOE Loan Guarantee Program, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the American Centrifuge project. Additional details are provided in Note 12 under “American Centrifuge Plant – Project Funding.” As a result of the shift in focus of the American Centrifuge project, beginning in the fourth quarter of 2011, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, all project costs incurred since the fourth quarter of 2011 have been expensed, including interest expense that previously would have been capitalized. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes.

On June 12, 2012, USEC through its subsidiary entered into a contract with DOE to transfer to DOE title to the centrifuge machines and equipment produced or acquired under the RD&D program. The transferred property for research, development and demonstration activities include specified existing machines and equipment having a cost of $44.6 million that were transferred in the second quarter of 2012.

USEC believes that future cash flows from the ACP will exceed its capital investment. Since USEC believes its capital investment is fully recoverable, no impairment of the balance of capitalized costs is anticipated at this time. USEC will continue to evaluate this assessment as conditions change, including as a result of activities conducted as part of the RD&D program.

5. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	June 30, 2012	December 31, 2011
	(millions)
Deferred revenue	$139.4	$181.5
Advances from customers	39.5	23.7
	$178.9	$205.2

Deferred costs associated with deferred revenue	$130.8	$175.5

Advances from customers included $21.2 million as of June 30, 2012 and $22.3 million as of December 31, 2011 for services to be provided to DOE or to be applied to existing receivables balances due from DOE in USEC’s contract services segment. DOE funded this work through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold in the market.

Advances from customers as of June 30, 2012 include $16.4 million representing the balance of $26.4 million of initial funding from DOE under the RD&D program. DOE made the $26.4 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which will enable USEC to release encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. The $26.4 million in encumbered funds are reflected in other long-term assets as deposits for surety bonds as of June 30, 2012. In the third quarter of 2012, surety bonds and related cash deposits are expected to be reduced at which time USEC will receive the cash. As of June 30, 2012, USEC made qualifying American Centrifuge expenditures under the RD&D program of $12.5 million. DOE’s pro-rata share of 80%, or $10.0 million, is recognized as other income in the three and six months ended June 30, 2012.

6. DEBT

Credit Facility

On March 13, 2012, USEC amended and restated its existing $310.0 million credit facility, scheduled to mature on May 31, 2012, to a $235.0 million credit facility that matures on May 31, 2013. The amended and restated credit facility includes a revolving credit facility of $150.0 million (including up to $75.0 million in letters of credit) and a term loan of $85.0 million. The interest rate on the term loan as of June 30, 2012 was 10.5%. Under the amended and restated credit facility, commencing December 3, 2012, the aggregate revolving commitments and term loan principal will be reduced by $5.0 million per month through the expiration of the credit facility.

Utilization of the current credit facility at June 30, 2012 and the former credit facility at December 31, 2011 follows:
	June 30,	December 31,
	2012	2011
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan due May 31, 2013	85.0	-
Term loan due May 31, 2012	-	85.0
Letters of credit	10.8	19.6
Available credit	94.2	205.4

The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically including a permanent availability block under the new amended and restated credit facility equal to $45.0 million. Borrowings under the credit facility are subject to limitations based on established percentages of eligible accounts receivable and USEC-owned inventory pledged as collateral to the lenders. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit and reduced by the availability block.

As with the former facility, the amended and restated credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. The amended and restated credit facility includes various operating and financial covenants that restrict USEC’s ability and the ability of its subsidiaries, to, among other things, incur or prepay other indebtedness, grant liens, sell assets, make investments and acquisitions, consummate certain mergers and other fundamental changes, make certain capital expenditures and declare or pay dividends or other distributions.

The credit facility, as further amended on June 1, 2012, imposes limitations and restrictions on our ability to invest in the American Centrifuge project. Under the amended credit facility, we can invest our 20% share of the costs under the RD&D program (up to $75 million) as long as the amount of expenditures reimbursable to USEC under the RD&D program that have not yet been reimbursed does not exceed $50 million. Aggregate American Centrifuge project expenditures from and after June 1, 2012 may not exceed $375 million and the aggregate amount of American Centrifuge project expenditures from and after June 1, 2012 for which USEC is not entitled to reimbursement under the RD&D program may not exceed $75 million (except for spending needed to carry out a project demobilization or to maintain compliance with legal and regulatory requirements under certain circumstances).

Convertible Senior Notes due 2014

Convertible senior notes amounted to $530.0 million as of June 30, 2012 and December 31, 2011. The convertible senior notes are due October 1, 2014. Interest of 3.0% is payable semi-annually in arrears on April 1 and October 1 of each year. The notes were not eligible for conversion to common stock as of June 30, 2012 or December 31, 2011.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the six months ended June 30, 2012 follows (in millions):

	December 31, 2011	Additions	Reductions	June 30, 2012
Other current assets:
Bank credit facilities	$2.4	$9.2	$(5.0)	$6.6

Deferred financing costs (long-term):
Convertible notes	$5.5	$-	$(0.9)	$4.6
ACP project	6.7	-	(0.1)	6.6
Deferred financing costs	$12.2	$-	$(1.0)	$11.2

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	-	$228.6	-	$228.6	-	$37.4	-	$37.4
Deferred compensation asset (b)	-	2.6	-	2.6	-	2.3	-	2.3

Liabilities:
Deferred compensation obligation (b)	-	2.9	-	2.9	-	2.6	-	2.6

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

Other Financial Instruments

As of June 30, 2012 and December 31, 2011, the balance sheet carrying amounts for accounts receivable and accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under the commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan due May 31, 2013	$85.0	$87.2	-	-
Credit facility term loan due May 31, 2012	-	-	$85.0	$72.8
Convertible preferred stock	94.4	94.4	88.6	88.6
3.0% convertible senior notes, due October 1, 2014	530.0	259.7	530.0	246.1

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

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service costs	$3.7	$3.2	$7.3	$8.0	$0.9	$1.4	$1.8	$2.7
Interest costs	12.0	12.5	24.1	25.1	2.8	3.1	5.6	6.1
Expected return on plan assets (gains)	(13.0)	(13.5)	(26.0)	(26.9)	(0.7)	(0.9)	(1.4)	(1.8)
Amortization of prior service costs	0.4	0.4	0.8	0.8	-	-	-	-
Amortization of actuarial losses	4.9	2.2	9.8	4.7	1.1	0.6	2.2	1.3
Curtailment losses	-	-	-	3.2	-	1.9	-	1.9
Net benefit costs	$8.0	$4.8	$16.0	$14.9	$4.1	$6.1	$8.2	$10.2

USEC expects to contribute $15.9 million to the defined benefit pension plans in 2012, consisting of $12.5 million of required contributions under the Employee Retirement Income Security Act (“ERISA”) and $3.4 million to non-qualified plans. USEC has contributed $11.2 million in the six months ended June 30, 2012. These expected contribution amounts reflect the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) which reduced the required contributions under ERISA in 2012 by an estimated $10.7 million.

There is no required contribution for the postretirement health and life benefit plans under ERISA and USEC expects to contribute $1.4 million later in 2012. Certain contributions to the plans are recoverable under USEC’s contracts with DOE. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing pension costs related to our former Portsmouth employees are charged to the LEU segment rather than the contract services segment based on our continuing enrichment operations that support our active and retired employees. These net benefit costs totaled $6.6 million for the six months ended June 30, 2012 and are directly charged to cost of sales rather than production.

9. STOCK-BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$1.3	$2.1	$2.5	$4.4
Stock options, performance awards and other	0.2	0.3	0.5	0.8
Less: costs capitalized as part of inventory	(0.1)	(0.1)	(0.1)	(0.4)
Expense included in selling, general and administrative and advanced technology costs	$1.4	$2.3	$2.9	$4.8
Total recognized tax benefit	$-	$0.8	$-	$1.7

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance in 2012.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period. As of June 30, 2012, there was $4.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $3.9 million relates to restricted shares and restricted stock units, and $0.4 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock. In calculating diluted net income (loss) per share, the numerator is increased by interest expense on the convertible notes, net of amount capitalized and net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive securities, assuming full conversion, consisting of stock compensation awards, convertible notes, convertible preferred stock and warrants. No dilutive effect is recognized in a period in which a net loss has occurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions)
Numerator:
Net (loss)	$(92.0)	$(21.2)	$(120.8)	$(37.8)
Net interest expense on convertible notes and convertible preferred stock dividends (a)	(b)	(b)	(b)	(b)
Net (loss) if-converted	$(92.0)	$(21.2)	$(120.8)	$(37.8)

Denominator:
Weighted average common shares	124.3	122.8	123.7	122.1
Less: Weighted average unvested restricted stock	2.6	1.7	1.7	1.8
Denominator for basic calculation	121.7	121.1	122.0	120.3

Weighted average effect of dilutive securities:
Stock compensation awards	-	0.1	-	3.1
Convertible notes	44.3	44.3	44.3	44.6
Convertible preferred stock:
Equivalent common shares (c)	76.7	17.4	22.8	15.5
Less: share issuance limitation (d)	53.9	-	-	-
Net allowable common shares	22.8	17.4	22.8	15.5
Subtotal	67.1	61.8	67.1	63.2
Less: shares excluded in a period of a net loss	67.1	61.8	67.1	63.2
Weighted average effect of dilutive securities	-	-	-	-
Denominator for diluted calculation	121.7	121.1	122.0	120.3

Net (loss) per share – basic	$(.76)	$(.18)	$(.99)	$(.31)
Net (loss) per share – diluted	$(.76)	$(.18)	$(.99)	$(.31)

(a)
Interest expense on convertible notes and convertible preferred stock dividends net of amount capitalized and net of tax. The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance in 2012. See note (b) below.

(b)
No dilutive effect is recognized in a period in which a net loss has occurred. Net interest expense on convertible notes and convertible preferred stock dividends was $4.8 million in the three months ended June 30, 2012 and $9.5 million in the six months ended June 30, 2012. There was no net interest expense in the three and six months ended June 30, 2011.

(c)
The number of equivalent common shares for the convertible preferred stock is based on the arithmetic average of the daily volume weighted average prices per share of common stock for each of the last 20 trading days, and is determined as of the beginning of the period for purposes of calculating diluted net income (loss) per share.

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

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income (loss) per share (options and warrants in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options excluded from diluted net (loss) per share	2.9	2.2	2.9	2.2
Warrants excluded from diluted net (loss) per share	6.3	6.3	6.3	6.3
Exercise price of excluded options	$3.72 to	$5.00 to	$3.72 to	$5.00 to
	$14.28	$14.28	$14.28	$14.28
Exercise price of excluded warrants	$7.50	$7.50	$7.50	$7.50

11. WORKFORCE REDUCTIONS AND ADVISORY COSTS

USEC’s business is in a state of significant transition. In early 2012, USEC initiated an internal review of its organizational structure and engaged a management consulting firm to support this review. Costs for the management consulting firm and other advisors totaled $1.5 million in the second quarter of 2012 and $6.0 million in the six months ended June 30, 2012, and was mostly paid as of June 30, 2012.

Actions taken to-date related to USEC’s organizational structure resulted in workforce reductions at the American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at the headquarters operations located in Bethesda, Maryland and at the central services operations located in Piketon, Ohio. The reductions to-date involved 45 employees including two senior corporate officers. A charge of $1.9 million was incurred in the first quarter of 2012 and $1.7 million in the second quarter of 2012 for one-time termination benefits consisting of severance payments, short-term health care coverage and immediate vesting of restricted stock for certain employees. Related cash expenditures of $0.7 million were incurred in the first quarter of 2012 and $2.2 million were incurred in the second quarter of 2012. The remaining cash expenditures are expected primarily in the latter half of 2012. Additional actions affecting employees to align the organization with our evolving business environment are expected.

12. COMMITMENTS AND CONTINGENCIES

Power Contract

On May 15, 2012, the power purchase agreement with TVA was amended to extend its term and TVA and USEC entered into a supplemental confirmation agreement pursuant to the amended power purchase agreement for USEC to purchase the power needed to operate the Paducah GDP during the one-year term of the depleted uranium enrichment agreement with Energy Northwest.  Under this supplemental agreement, USEC has a take or pay obligation to purchase electricity during June - September 2012 at monthly amounts increasing from approximately 750 to 1,250 megawatts and then at 1,500 megawatts for the remaining months of the contract, less a 25% reduction in May 2013 to provide a transition in power delivery. As of June 30, 2012, USEC is obligated to make minimum payments under the supplemental agreement and the amended power purchase agreement of approximately $0.5 billion through May 2013. USEC’s costs are subject to monthly fuel cost adjustments to reflect changes in TVA's fuel costs, purchased power costs, and related costs. However, these fuel cost adjustments are passed through to Energy Northwest under the depleted uranium enrichment agreement.  USEC has the right to terminate its power purchase obligations under the supplemental agreement if Energy Northwest terminates the depleted uranium enrichment agreement, or fails to deliver depleted uranium or to meet its payment obligations, and USEC ceases enrichment operations at Paducah as a result. In such a case, USEC will agree with TVA on a schedule to reduce to zero over a period of thirty days all power purchases in a manner that ensures safe and reliable operation of Paducah.

American Centrifuge Plant

Project Funding

USEC needs significant additional financing in order to complete the American Centrifuge Plant (“ACP”). USEC believes a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, is essential to obtaining the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  As discussed in Note 4, instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year RD&D program for the project. DOE indicated that USEC’s application for a DOE loan guarantee would remain pending during the RD&D program but has given USEC no assurance that a successful RD&D program will result in a loan guarantee. Additional capital beyond the $2 billion of DOE loan guarantee funding that USEC has applied for and USEC’s internally generated cash flow will be required to complete the project. USEC has had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP. Additional capital will also be needed and the amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee.  USEC has no assurances that it will be successful in obtaining this financing and that the delays it has experienced will not adversely affect these efforts. If conditions change and deployment of the ACP becomes no longer probable or becomes delayed significantly from USEC’s current expectations, USEC could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.1 billion. Events that could impact USEC’s views as to the probability of deployment or USEC’s projections include progress in meeting the technical milestones of the RD&D program, the status of continued DOE funding for the RD&D program, changes in USEC’s anticipated ownership of or role in the project, changes in the cost estimate and schedule for the project, and prospects for obtaining a loan guarantee and other financing needed to deploy the project.

The objectives of the RD&D program are (1) to demonstrate the American Centrifuge technology through the construction and operation of a cascade of 120 commercial centrifuge machines and (2) to sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge project. This includes activities to reduce the risks and improve the future prospects of deployment of the American Centrifuge technology. USEC intends to meet these objectives through the construction and operation of one complete demonstration cascade of 120 commercial centrifuge machines and supporting infrastructure. This will enable us to demonstrate redundancy of the primary cascade support systems for commercial plant operation and to complete integrated testing against operational requirements.

USEC began funding the RD&D program in January 2012 and has been building machines and parts for the demonstration cascade. On June 12, 2012, USEC and DOE entered into a cooperative agreement to provide funding for the RD&D program. The cooperative agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and USEC’s contribution would be up to $70 million. USEC’s 20% contribution will include investments made by USEC commencing June 1, 2012.  DOE’s contribution will be incrementally funded and is limited to $87.7 million until DOE provides authorization for additional funding.  DOE funding through July 31, 2012 was $26.4 million. On July 31, 2012, DOE authorized an additional $61.3 million of funding (for a total of $87.7 million).  The remaining funding of $192.3 million from DOE has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE and therefore it is possible that this additional funding may not be made available.

DOE provided the initial $87.7 million of funding by accepting title to quantities of depleted uranium that will enable USEC to release encumbered funds for approximately 80% of the allowable costs of the RD&D program up to $87.7 million. As described in Note 5, USEC receives the cash when the surety bonds and related cash deposits providing the financial assurance for disposition of this depleted uranium are reduced.

Under the cooperative agreement, USEC and USEC’s newly created subsidiary American Centrifuge Demonstration, LLC (“ACD”) will carry out the RD&D program. ACD is putting in place a program management and enhanced program execution structure as required by the cooperative agreement.  On July 23, 2012, USEC entered into a limited liability company agreement for ACD which, among other things, establishes a board of managers in accordance with the enhanced program execution structure. The seven-person board is comprised of two independent managers, two managers appointed by USEC, and one manager appointed by each of Babcock & Wilcox Technical Services Group, Inc., Toshiba America Nuclear Energy Corporation and Exelon Generation Company, LLC.

The cooperative agreement also includes five technical milestones for the RD&D program. On June 27, 2012, USEC achieved the first technical milestone related to the finalization of a test program plan for the remaining technical milestones and for full system reliability and plant availability.  Submittal of a more detailed cost and schedule for the RD&D program, including the dates for the technical milestones, was also a condition to DOE providing funding beyond the initial $26.4 million of funding. On July 24, 2012, USEC submitted the required information.  DOE has the right to terminate the cooperative agreement if any of these technical milestones are not met on or before the agreed date for such milestones. DOE also has the right to terminate the cooperative agreement if USEC materially fails to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement (as defined below).

On June 12, 2012, USEC through its subsidiary also entered into a contract with DOE to transfer to DOE title to the centrifuge machines and equipment produced or acquired under the RD&D program. The transferred property includes some existing machines and equipment and, at DOE’s option, the machines and equipment produced or acquired under the cooperative agreement. As compensation for the sale of the transferred property, (1) DOE will make the transferred property available for no additional fee as leased personal property under the lease agreement between DOE and USEC for the facilities at Piketon, Ohio for the American Centrifuge Plant, and (2) at financial closing on the financing for the construction of the American Centrifuge Plant, title to the transferred property will transfer to the lessee under and in accordance with the terms of the lease agreement.  If USEC abandons the centrifuge technology and returns the premises leased under the DOE lease agreement, DOE will keep the transferred property and would be responsible for its disposal.

Milestones under the 2002 DOE-USEC Agreement

On June 12, 2012, USEC and DOE entered into an amendment to the agreement dated June 17, 2002 between DOE and USEC (such agreement, as amended, the “2002 DOE-USEC Agreement”). Under the 2002 DOE-USEC Agreement, USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry.
The agreement provides that USEC will develop, demonstrate and deploy the American Centrifuge technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. The June 2012 amendment adds two new milestones related to the RD&D program and revises the remaining four milestones under the 2002 agreement relating to the financing and operation of the American Centrifuge Plant to be aligned with the RD&D program.

USEC also granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all American Centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes completion of the cascade demonstration test program and national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production).  USEC also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at USEC’s expense for commercial purposes (including a right to sublicense), which may be exercised only if USEC misses any of the milestones under the 2002 DOE-USEC Agreement or if USEC (or an affiliate or entity acting through USEC) is no longer willing or able to proceed with, or has determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology.  Such commercial purposes licenses are subject to payment of a reasonable royalty to USEC, which shall not exceed $665 million.

The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC’s ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC’s control or was due to USEC’s fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer certain of its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. DOE could also recommend that USEC be removed as the sole U.S. Executive Agent under the nonproliferation program between the United States and the Russian Federation known as “Megatons to Megawatts,” which could affect USEC’s access to Russian LEU under the Megatons to Megawatts program in 2013.  Any of these remedies under the 2002 DOE-USEC Agreement could have a material adverse impact on USEC’s business.

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

NYSE Listing Notice

On May 8, 2012, USEC received notice from the New York Stock Exchange (“NYSE”) that the average closing price of its common stock was below the NYSE’s continued listing criteria relating to minimum share price.  Rule 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, USEC provided written notice to the NYSE of its intent to cure this deficiency. USEC is evaluating its options to cure the price deficiency, including a reverse stock split, which would require shareholder approval at or prior to USEC’s next annual meeting of shareholders. USEC has six months from receipt of the notice to regain compliance with the NYSE’s price criteria (or by no later than USEC’s next annual meeting of shareholders if shareholder approval is required). Subject to the NYSE’s rules, during the cure period, USEC’s common stock will continue to be listed and trade on the NYSE, subject to its continued compliance with the NYSE’s other applicable listing rules. USEC is currently in compliance with all other NYSE listing rules.

USEC can regain compliance at any time during the six-month cure period if on the last trading day of a calendar month during the cure period, USEC has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading-day of that month or on the last day of the cure period.  If USEC effectuates a reverse stock split vote by no later than the next annual meeting of shareholders to cure the condition, the condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions)
Revenue
LEU segment:
Separative work units	$347.2	$330.3	$885.1	$638.8
Uranium	3.6	67.8	3.6	81.8
	350.8	398.1	888.7	720.6
Contract services segment	14.0	56.3	37.6	114.3
	$364.8	$454.4	$926.3	$834.9

Segment Gross Profit
LEU segment	$10.4	$29.5	$47.1	$44.8
Contract services segment	1.9	3.7	4.0	2.3
Gross profit	12.3	33.2	51.1	47.1
Advanced technology costs	85.7	33.5	122.5	60.2
Selling, general and administrative	14.8	16.7	29.7	32.2
Special charge for workforce reductions and advisory costs	3.2	-	9.6	-
Other (income) (a)	(10.0)	-	(10.0)	(3.7)
Operating (loss)	(81.4)	(17.0)	(100.7)	(41.6)
Interest expense (income), net	12.6	-	25.2	(0.2)
(Loss) before income taxes	$(94.0)	$(17.0)	$(125.9)	$(41.4)

(a)	Other income in the three and six months ended June 30, 2012 consists of pro-rata cost sharing support from DOE of $10.0 million for partial funding of American Centrifuge activities. See Note 5.

Other income in the six months ended June 30, 2011 includes a gain on debt extinguishment of $3.1 million in connection with USEC’s exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes.

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

Our View of the Business Today

The aftermath of the March 2011 earthquake and tsunami in Japan that irreparably damaged four nuclear reactors at Fukushima continues to affect our business. Although long-term forecasts continue to suggest growth in uranium enrichment demand, the impact of Fukushima has resulted in excess supply. Although two reactors have been restarted in Japan, the process of restarting reactors has taken longer than expected and more than 50 reactors were off-line in Japan and Germany during the second quarter.  Japan has significantly increased its purchases of fossil fuels, primarily oil and liquefied natural gas, to offset a portion of its unavailable nuclear power capacity, but concerns about a severe power shortage during the summer remain. These prolonged outages have resulted in excess SWU supply in the market, and this imbalance between supply and demand for LEU could increase over time depending on the length and severity of delays or cancellations of deliveries. In addition to the shutdown of reactors in Japan, following the events at Fukushima, Germany shut down eight of its reactors and announced that it will be phasing out all 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, our European competitors that serve the German reactors now have excess nuclear fuel available to sell, further adding to the excess supply in the market. Based on the current lack of near-term demand, excess supply in the market and uncertainty regarding the pace of restarting reactors in Japan, we foresee an unfavorable imbalance between supply and demand for LEU until at least the second half of the decade.

These market conditions have challenged our efforts to continue enrichment operations at the Paducah GDP. On May 15, 2012, we entered into a multi-party arrangement with Energy Northwest, the Bonneville Power Administration, the Tennessee Valley Authority and DOE to support a one-year extension of enrichment operations at the Paducah plant. Additional details are provided below under “Paducah Gaseous Diffusion Plant.”

We believe that nuclear power is an essential component of the world’s electricity generation mix. There is a global fleet of approximately 430 nuclear reactors that provide about 14% of the world’s electricity. The United States has the largest number of reactors with 104 operating units that provide approximately 20% of the nation’s electricity. We see continued growth in the number of nuclear power reactors internationally, but that growth may be at a slower pace than previously anticipated and much of the anticipated growth is in emerging markets that may be more difficult for us to enter. According to the World Nuclear Association, six new reactors went on line in 2011 and more than 60 reactors are currently under construction, including 26 that are expected to be operational by the end of 2013. Completing all of the reactors currently under construction would add about 7 million SWU of annual demand, or a 14% increase to annual demand for enrichment. Another 500 reactors have been ordered, planned or proposed to be in operation by 2030. In China alone, two dozen new units are being built and another 50 reactors are in the planning stage.

We have been working to deploy a highly efficient centrifuge plant in Piketon, Ohio to meet the global need for nuclear fuel, provide a path to long-term profitability for our shareholders and assure that the United States has a domestically owned and operated source of uranium enrichment. We are working on a research, development and demonstration (“RD&D”) program proposed by DOE for our American Centrifuge technology. We have been funding the RD&D program on our own since January as we worked to secure DOE funding for the program and on June 12, 2012, we finalized a cooperative agreement with DOE to provide the initial phase of this funding. However, DOE has not yet authorized funding for the RD&D program beyond November 2012 and we could demobilize the American Centrifuge project if additional funding for the RD&D program is not obtained this year. We could also take actions to restructure the project that could result in changes in our anticipated ownership of or role in the project. Additional details are provided below under “The American Centrifuge Plant.”

By the end of 2013, we will also be completing the highly successful 20-year Megatons to Megawatts program which has provided half of our LEU supply in recent years. In 2011, we entered into a 10-year contract to maintain access to Russian LEU supplies and to assist in the transition from the Paducah GDP to the American Centrifuge Plant ("ACP"). Additional details are provided below under “Russian Supply Transition.”

This period of transition from the gaseous diffusion technology used at the Paducah plant to the American Centrifuge technology will be challenging for USEC as we face significant competitive and cost pressures. As we cease enrichment operations at Paducah, we need to attract and retain highly skilled workers to deploy the American Centrifuge technology but we must also address the size of our support structure as we expect to sell significantly less SWU during this transition period. We are evaluating our corporate organizational structure and have taken initial steps to reduce costs.  We are also evaluating how best to manage the potential costs associated with a shutdown of Paducah operations, including how to address our pension and post-retirement health and life benefit plan funding obligations and how to minimize other ongoing costs.  In light of the uncertainties and challenges facing us and our desire to improve our credit profile and our ability to successfully finance the American Centrifuge project, we may pursue discussions with certain creditors and key stakeholders regarding ways to improve our capital structure, including the potential restructuring of our balance sheet.

Organizational Structure Review

During 2011, the company reduced the number of total employees by approximately one-third as we concluded much of the contract services work being performed at the former Portsmouth gaseous diffusion plant and most of these employees transitioned to DOE’s decontamination and decommissioning contractor at the site.

In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support the review. We expect to reduce significantly the size of our workforce and corporate-wide organization costs over time. Actions taken to-date related to our organizational structure resulted in workforce reductions at the American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at the headquarters operations located in Bethesda, Maryland and at the central services operations located in Piketon, Ohio. The reductions to-date involved 45 employees including two senior corporate officers. A charge of $1.9 million was incurred in the first quarter of 2012 and $1.7 million in the second quarter of 2012 for one-time termination benefits consisting of severance payments and short-term health care coverage.

Additional actions affecting employees to align the organization with our evolving business environment are expected, which could result in additional charges. We continue to evaluate opportunities to streamline corporate overhead and anticipate potential workforce reductions at our Paducah site as our operations transition over time. We will also be working to assure that the company has adequate resources to execute and complete the RD&D program, and that we are positioned for commercial deployment of our American Centrifuge technology.

Paducah Gaseous Diffusion Plant

Delays in financing construction of the American Centrifuge Plant have made continued efficient operation of our current enrichment plant an important element of our business as we transition to centrifuge production. Without enrichment operations at Paducah, we will cease commercial enrichment of uranium during this transition period and our supply of LEU will be limited to inventory on hand and Russian commercial supply under the commercial agreement we entered into in March 2011 for the supply of commercial Russian LEU (the “Russian Supply Agreement”) and inventories of Russian LEU delivered to us under the Russian Contract prior to its completion. As we look to transition Paducah operations, we are seeking to minimize the amount of time we will be without a source of domestic U.S. enrichment production. Absent a definitive timeline for ACP deployment, this could adversely affect our efforts to pursue the American Centrifuge project, to implement the Russian Supply Agreement or to pursue other options, and could threaten our overall viability.

On May 15, 2012, we entered into a multi-party arrangement with (1) Energy Northwest, a West Coast power supplier, (2) the Bonneville Power Administration (“BPA”), a federal agency within DOE, (3) the Tennessee Valley Authority (“TVA”), a federally owned corporation and supplier of power to the Paducah plant, and (4) DOE to enrich depleted uranium.  The volume of enrichment under this arrangement is sufficient to support a one-year extension of enrichment operations at the Paducah GDP through May 31, 2013.  Under the agreements that are part of this arrangement, DOE will provide high-assay depleted uranium hexafluoride, also known as tails, to Energy Northwest. Energy Northwest has contracted with USEC to enrich the tails into low enriched uranium. We have received approximately 50% of the tails at the Paducah GDP as of the end of July 2012. Energy Northwest will use a portion of the low enriched uranium for its Columbia Nuclear Generating Station and will sell the remainder of the U.S.-origin low enriched uranium to TVA. The fuel will be used in TVA’s reactors, including reactors that are used to produce tritium, a vital component for maintaining the U.S. nuclear deterrent. TVA will supply the power for the enrichment under a supplemental confirmation agreement pursuant to the existing USEC-TVA power contract.

During the remainder of 2012, we expect to continue discussions with DOE regarding the future of the Paducah GDP and the transition of Paducah operations. Although we will continue to look for ways to economically extend Paducah enrichment operations, our contract with Energy Northwest under the multi-party arrangement expires on May 31, 2013 and we believe it will be difficult to continue enrichment operations at the Paducah GDP beyond the term of this contract.  The plant continues to operate at a very high level of efficiency, but the technology uses significant amounts of electric power and as a result is at an operating cost disadvantage compared to the gas centrifuge plants operated by our competitors. We will be working with DOE to achieve an orderly transition of Paducah operations, as described below under “LEU Segment–Paducah GDP Transition”.

We have already made some regulatory submittals to the NRC to support the de-lease of a portion of the Paducah GDP and return of facilities to DOE and expect to be taking additional actions throughout 2012 as our planning continues. Under our lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant. Ceasing enrichment operations at the Paducah GDP could have a material adverse effect on our business and prospects. For a discussion of the potential implications of a shutdown of Paducah enrichment operations, see Item 1A, “Risk Factors” of this report and our 2011 Annual Report on Form 10-K.

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

As of June 30, 2012, we have invested approximately $2.3 billion in the American Centrifuge program, which includes $1.2 billion charged to expense over several years for technology development and demonstration. We began construction on the ACP in May 2007 after being issued a construction and operating license by the NRC. We have operated centrifuges as part of our lead cascade test program for more than 100 machine years since August 2007. This experience gives us confidence in the performance of our technology, and provides operating data and expertise for future commercial deployment. The American Centrifuge technology is a disciplined evolution of classified U.S. centrifuge technology originally developed by DOE and successfully demonstrated during the 1980s.

We need significant additional financing in order to complete the ACP.  We applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008.  Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a research, development and demonstration (“RD&D”) program. DOE indicated that our application for a DOE loan guarantee would remain pending during the RD&D program but has given us no assurance that a successful RD&D program will result in a loan guarantee. Additional capital beyond the $2 billion of DOE loan guarantee funding that we have applied for and our internally generated cash flow will be required to complete the project. We have had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP. Additional capital will also be needed and the amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee. However we have no assurances that we will be successful in obtaining this financing and that the delays we have experienced will not adversely affect these efforts.

The objectives of the RD&D program are (1) to demonstrate the American Centrifuge technology through the construction and operation of a cascade of 120 commercial centrifuge machines and (2) to sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge project. This includes activities to reduce the risks and improve the future prospects of deployment of the American Centrifuge technology. USEC intends to meet these objectives through the construction and operation of one complete demonstration cascade of 120 commercial centrifuge machines and supporting infrastructure. This will enable us to demonstrate redundancy of the primary cascade support systems for commercial plant operation and to complete integrated testing against operational requirements.

June 2012 Cooperative Agreement with DOE

We began funding the RD&D program in January 2012 and have been building machines and parts for the demonstration cascade.  On June 12, 2012, we and DOE entered into a cooperative agreement to provide funding for the RD&D program. The agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 having a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. The cooperative agreement will be incrementally funded and DOE funding is limited to $87.7 million until DOE provides authorization for additional funding.  DOE funding through July 31, 2012 was $26.4 million. On July 31, 2012, DOE authorized an additional $61.3 million of funding (for a total of $87.7 million). The remaining funding of $192.3 million from DOE has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE and therefore it is possible that this additional funding may not be made available. We will provide cost sharing equal to 20% of the allowable costs of $109.6 million of the RD&D program, or $21.9 million through November 30, 2012.  Our 20% contribution will include investments made by us commencing June 1, 2012.  DOE provided the initial $87.7 million of funding by accepting title to quantities of depleted uranium that will enable us to release encumbered funds for approximately 80% of the allowable costs of the RD&D program up to $87.7 million. We receive the cash when the surety bonds and related cash deposits providing the financial assurance for disposition of this depleted uranium are reduced.

Under the cooperative agreement, we and our newly created subsidiary American Centrifuge Demonstration, LLC (“ACD”) will carry out the RD&D program. ACD is putting in place a program management and enhanced program execution structure as required by the cooperative agreement.  On July 23, 2012, we entered into a limited liability company agreement for ACD which, among other things, establishes a board of managers in accordance with the enhanced program execution structure.  The seven-person board is comprised of two independent managers, two managers appointed by USEC, and one manager appointed by each of Babcock & Wilcox Technical Services Group, Inc., Toshiba America Nuclear Energy Corporation and Exelon Generation Company, LLC.

The cooperative agreement also includes the following five technical milestones for the RD&D program:

•
Milestone 1: DOE and USEC jointly agree upon a test program for the remaining milestones and for full system reliability and plant availability that takes into account human factors, upgraded Lower Suspension Drive Assembly (“LSDA”) and overall AC100 reliability, and full cascade separative performance, so as to achieve an overall plant availability and confidence level needed to support commercial plant operations;

•
Milestone 2: Confirm the reliability of the LSDA by accumulating 20 machine years of operation at target speed using AC100 centrifuges with upgraded LSDAs with no more than the projected number of LSDA failures;

•
Milestone 3: Demonstrate AC100 manufacturing quality by operating the commercial demonstration cascade for a minimum of 20 machine years to provide the confidence level needed to support commercial plant operations;

•
Milestone 4: Demonstrate AC100 reliability by accumulating 20 machine years at target speed and design condition with no more than the expected number of infant, steady-state and electronic recycles; and

•
Milestone 5: Demonstrate sustained production from a commercially-staged, 120-centrifuge demonstration cascade configuration for 60 days (approximately 20 machine years) in cascade recycle mode with production availability needed during commercial plant operations using an average AC100 centrifuge production of 340 SWU per centrifuge year.

We achieved the first technical milestone related to the finalization of a test program plan for the remaining technical milestones and for full system reliability and plant availability. Submittal of a more detailed cost and schedule for the RD&D program, including the dates for the technical milestones, was also a condition to DOE providing funding beyond the initial $26.4 million of funding. On July 24, 2012, we submitted the required information. We also believe we have met the technical conditions for the achievement of the second milestone, however, certification of achievement is subject to verification by DOE.  The remaining three milestones are tied to the completion of the RD&D program and so we have proposed to DOE milestone dates of December 31, 2013 for these milestones.  We are awaiting DOE’s acceptance of these proposed milestone dates.  In addition, we have also agreed to non-binding performance indicators with DOE that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the remaining three milestones and other program objectives.

DOE has the right to terminate the Cooperative Agreement if any of these technical milestones are not met on or before the agreed date for such milestones. DOE also has the right to terminate the cooperative agreement if we materially fail to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement (as defined below).  Additional information regarding the remedies under the 2002 DOE-USEC Agreement can be found below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On June 12, 2012, through our subsidiary we also entered into a contract with DOE to transfer to DOE title to the centrifuge machines and equipment produced or acquired under the RD&D program. The transferred property includes some existing machines and equipment and, at DOE’s option, the machines and equipment produced or acquired under the cooperative agreement.  As compensation for the sale of the transferred property, (1) DOE will make the transferred property available for no additional fee as leased personal property under the lease agreement between DOE and USEC for the facilities at Piketon, Ohio for the American Centrifuge Plant, and (2) at financial closing on the financing for the construction of the American Centrifuge plant, title to the transferred property will transfer to the lessee under and in accordance with the terms of the lease agreement.  If we abandon the centrifuge technology and return the premises leased under the DOE lease agreement, DOE will keep the transferred property and would be responsible for its disposal.

Amendment to the June 2002 DOE-USEC Agreement

On June 12, 2012 USEC and DOE entered into an amendment (the “2002 Agreement Amendment”) to the Agreement dated June 17, 2002 between DOE and USEC, as amended (the “2002 DOE-USEC Agreement”).  The 2002 DOE-USEC Agreement provides that we will develop, demonstrate and deploy the American Centrifuge technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. The 2002 Agreement Amendment adds two new milestones and revises the remaining four milestones under the 2002 DOE-USEC Agreement relating to the financing and operation of the American Centrifuge Plant. These milestone dates are not intended to be representative of management’s view of an updated schedule for deployment of the American Centrifuge plant but are a result of negotiations with DOE. During the RD&D program, we will be developing a comprehensive cost estimate and revised schedule for the American Centrifuge project that would form the basis for an update to our loan guarantee application to DOE. The 2002 Agreement Amendment provides that we will submit a revised plan to DOE covering the milestones after November 2014 on or before the date we submit a notice of commitment to proceed with commercial operations, and DOE and USEC will discuss adjustment of these remaining milestones as may be appropriate based on this revised plan.

•	The following two new milestones are added:

May 2014 – Successful completion of the American Centrifuge Cascade Demonstration Test Program

June 2014 – Commitment to proceed with commercial operation

•	The remaining milestones were extended as follows:

November 2014 – Secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million separative work units (“SWU”) per year

July 2017 – Begin commercial American Centrifuge Plant operations

September 2018 – Commercial American Centrifuge Plant annual capacity at 1 million SWU per year

September 2020 – Commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year;

•
A portion of our obligations under Article 3 of the 2002 DOE-USEC Agreement (relating to deployment of advanced enrichment technology) may be carried out by ACD as appropriate for ACD in implementing the RD&D program;

•
We also granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all American Centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes completion of the cascade demonstration test program and national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production); and

•
We also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or an affiliate or entity acting through us) is no longer willing or able to proceed with, or has determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology.  Such commercial purposes licenses are subject to payment of a reasonable royalty to us, which shall not exceed $665 million.

Project Spending

During the first six months of 2012, our spending on the American Centrifuge project has been approximately $12 million per month. This is a reduction from our average monthly rate of spending during most of 2011 of approximately $17 million per month.  During October 2011, we suspended a number of contracts with suppliers and contractors involved in the American Centrifuge and adjusted our activities to conserve available resources while we negotiated the RD&D program budget and scope.

The execution of the cooperative agreement in June 2012 satisfies the requirement of our credit facility that we shall have entered into a definitive agreement with DOE for the RD&D program in order to continue spending on the American Centrifuge project.  Under the credit facility, we can invest our 20% share of the costs under the RD&D program as long as the amount of expenditures reimbursable to us under the RD&D program that have not yet been reimbursed does not exceed $50 million. In addition to restrictions under our credit facility, continued spending on the ACP remains subject to our available liquidity, additional DOE funding under the RD&D program, our willingness to invest further in the project absent funding commitments to complete the project, our ability following the RD&D program to obtain a DOE loan guarantee and additional capital, and other risks related to the deployment of the ACP.

Beginning with the fourth quarter of 2011, with the shift in focus to the RD&D program, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Our spending beginning in the fourth quarter of 2011 relates primarily to development and maintenance activities rather than capital asset creation. We also are expensing costs under the RD&D program as incurred. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes.

Research, Development and Demonstration Activities

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

Based on data gained during the lead cascade test program, we have modified existing AC100 machines to install a safety enhancement. In April 2012, we notified the NRC that we resumed normal lead cascade operations with UF6 gas. Under the terms of the RD&D program, we have begun manufacturing and operating additional AC100 machines and expect to complete and operate a 120-machine cascade in a commercial plant configuration in 2013.  As of July 31, 2012, we have approximately 50 machines built and conditioned with uranium gas, and we continue to build new AC100 machines for the RD&D program’s demonstration cascade of commercial centrifuge machines and supporting infrastructure. We have begun installing service modules and other control equipment to support the RD&D commercial cascade.

Continued lead cascade operations will accomplish two of the primary objectives of the RD&D program. The first objective is to demonstrate sufficient run time on the AC100 centrifuges to establish the high confidence level in cascade reliability required by DOE to support loan guarantee financing for the commercial plant. A second objective is to build out and demonstrate the full level of balance of plant system redundancy designed for the commercial plant.

Russian Supply Transition

Our purchases under the 20-year Megatons to Megawatts program are expected to be completed in 2013. After that time, the limited quotas imposed under terms of an international agreement with Russia and U.S. law will increase so that Russia will be able to sell LEU directly into the United States equal to approximately 20% of the U.S. demand from 2014 through 2020, with additional quantities eligible to be imported for use in the initial fueling of new U.S. reactors.

Under the terms of our 2011 supply agreement with TENEX, we will purchase Russian LEU over a 10-year period commencing in 2013. Unlike the Megatons to Megawatts program, the quantities supplied under the 2011 supply agreement will come from Russia’s commercial enrichment activities rather than from down blending of excess Russian weapons material. Under the terms of the supply agreement, the supply of LEU to USEC will increase until it reaches a level in 2015 that includes a quantity of SWU equal to approximately one-half the level currently supplied by TENEX to USEC under the Megatons to Megawatts program. Beginning in 2015, TENEX and USEC also may mutually agree to increase the purchases and sales of SWU by certain additional optional quantities of SWU up to an amount equal to the amount we now purchase each year under the Megatons to Megawatts program. The LEU that we obtain from TENEX under the 2011 supply agreement will be subject to quotas and other restrictions applicable to commercial Russian LEU that do not apply to LEU supplied to USEC under the Megatons to Megawatts program, which could adversely affect our ability to sell the commercial Russian LEU that we purchase under the new agreement, and absent amendments to the quotas, most of the LEU supplied to us by TENEX under the new agreement will have to be supplied to foreign customers for fabrication into fuel outside the United States. Deliveries under the supply agreement are expected to continue through 2022.  We will purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. The pricing terms for SWU under the supply agreement are based on a mix of market-related price points and other factors.

The 2011 supply agreement provides us continued access to an important part of our existing supply mix. As we continue to work towards building the ACP, we continue to review structuring options and strategic alternatives to realize long-term shareholder value. In that context and subject to compliance with applicable laws and regulations, we and TENEX have agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology. Any decision to proceed with such a project would depend on the results of the feasibility study and would be subject to further agreement between the parties and their respective governments.

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

As a result of the lack of near-term demand due to the impacts of the events in Japan on the market, we have not been able to replace many of the order advancements that we have done in the past with additional sales, which has the effect of reducing our sales backlog. Uncertainty regarding the continuation of Paducah plant operations and the American Centrifuge project have also had a negative effect on our backlog as our sales are a function of our future supply, including potential supply from Paducah plant operations and from the American Centrifuge Plant. Looking out into the second half of this decade and beyond, we expect an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog. However, the amount of any demand and our ability to capture that demand is uncertain.

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

	June 30,	December 31,	June 30,
	2012	2011	2011
Long-term SWU price indicator ($/SWU)	$140.00	$148.00	$158.00
UF6:
Long-term price composite ($/KgU)	176.13	176.13	193.67
Spot price indicator ($/KgU)	139.00	143.25	145.50

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

Most of our inventories of uranium available for sale have been sold in prior years as reflected in decreased uranium sales in the six months ended June 30, 2012 as compared to the prior period, and we expect uranium sales to have less of an impact on earnings going forward. Our average unit cost for uranium inventory has risen over the past several years as production costs are allocated to uranium from underfeeding based on its net realizable value.

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

The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance (refer to “Liquidity and Capital Resources – Financial Assurance and Related Liabilities”).  However, under the depleted uranium enrichment agreement entered into with Energy Northwest to re-enrich DOE’s depleted uranium tails commencing June 1, 2012, we do not take title to the depleted uranium generated from the re-enrichment of DOE’s depleted uranium and therefore do not incur costs for its disposition and do not need to provide any financial assurance. In addition, under the cooperative agreement with DOE for the RD&D program, DOE’s cost-share is provided by DOE accepting title to quantities of our depleted uranium tails, which enables us to reduce our financial assurance and release encumbered funds.

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. We purchase most of the electric power for the Paducah GDP under a power purchase agreement with TVA. The monthly quantities of power purchased by USEC under the TVA power contract for the months of January through May for both 2011 and 2012 were fixed at 1,650 megawatts. In addition, we purchased some supplemental power during the period February – May 2012 that was deferred from 2011, and we deferred a small quantity of power that was to be consumed prior to May 31, 2012 to the summer months of 2012.

On May 15, 2012, as part of the multi-party arrangement with Energy Northwest, BPA, TVA and DOE, the power purchase agreement with TVA was amended to extend its term and TVA and USEC entered into a supplemental confirmation agreement pursuant to the amended power purchase agreement for us to purchase the power needed to operate the Paducah GDP during the one-year term of the depleted uranium enrichment agreement.  Under this supplemental agreement, we have a take or pay obligation to purchase electricity during June - September 2012 at monthly amounts increasing from approximately 750 to 1,250 megawatts and then at 1,500 megawatts for the remaining months of the depleted uranium enrichment contract, less a 25% reduction in May 2013 to provide a transition in power delivery. We have the right to terminate these power purchase obligations under the supplemental agreement if Energy Northwest terminates the depleted uranium enrichment agreement, or fails to deliver depleted uranium or to meet its payment obligations, and we cease enrichment operations at Paducah as a result.

Our purchase costs under the TVA power contract are subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. The impact of the fuel cost adjustment has imposed an average increase over base contract prices of about 9% in the first six months of 2012, 12% in 2011, 10% in 2010, and 6% in 2009. Effective June 1, 2012, although our purchase costs under the amended TVA contract continue to be subject to a fuel cost adjustment, the fuel cost adjustment is included in the power price component of our sales price billed to Energy Northwest under the depleted uranium enrichment agreement.

Any quantity of uranium that is added to uranium inventory from underfeeding is accounted for as a byproduct of the enrichment process. Production costs are allocated to the uranium added to inventory based on the net realizable value of the uranium, and the remainder of production costs is allocated to SWU inventory costs.

We purchase about one-half of our SWU supply under the Russian Contract. Prices under the contract are determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. The price per SWU under the Russian Contract for 2012 is 2% higher compared to 2011.

Paducah GDP Transition

As described above under “Paducah Gaseous Diffusion Plant,” we believe it will be difficult to continue enrichment operations at the Paducah GDP beyond the one-year term of the depleted uranium enrichment arrangement and are working with DOE to plan for the transition of the Paducah GDP. The current lease for the Paducah GDP expires in 2016. However, under the terms of the lease, we can terminate the lease prior to expiration upon two year’s prior notice. We can also de-lease portions of the property under lease to meet our changing requirements upon 60 days prior notice with DOE’s consent, which cannot be unreasonably withheld.

If we do not continue enrichment operations at the plant beyond May 31, 2013 or continue enrichment for only a short period of time, we would accelerate expenses for certain assets such as previously capitalized leasehold improvements and machinery and equipment related to the Paducah enrichment operations. As of June 30, 2012, net book value of property, plant and equipment included in our consolidated balance sheet was approximately $60 million related to our Paducah operations. These assets are currently being depreciated over their estimated life based on the lease term through 2016. A decision to cease enrichment prior to the end of 2016 would accelerate depreciation and increase our cost of sales, negatively impacting our gross profit in our LEU segment.

We also have significant inventories of SWU and uranium at the Paducah GDP and these inventories are valued at the lower of cost or market. We compare our inventory cost against market prices and if our inventory costs were to exceed market prices, we could be required to record an inventory impairment.

In addition, as of June 30, 2012, we have accrued liabilities for lease turnover costs related to the Paducah GDP of approximately $43 million included in our other long-term liabilities. The lease turnover could be accelerated, depending on the transition schedule, and considered as a current liability if we were to terminate the lease prior to the current expiration date.

Depending on the finalization of a transition plan with DOE, we could also expect to incur significant costs in connection with a shutdown of Paducah enrichment operations, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans. These costs could place significant demands on our liquidity and we are evaluating alternatives to manage these potential costs.

Depending on the transition of Paducah enrichment operations, we could de-lease the Paducah GDP except for certain facilities used for ongoing operations such as shipping and handling, inventory management and site services, including deliveries to customers of our inventory of LEU and handling of Russian material through 2013 under the Russian Contract, or beyond under the Russian Supply Agreement. We are currently evaluating what facilities would be needed for ongoing operations if we do not continue enrichment operations and the most cost-effective manner of conducting those operations to minimize our ongoing maintenance costs.  However, we may not be able to achieve the desired cost savings in the timeframe we expect.  For example, we must factor in the need and cost of maintaining facilities in order to handle our inventory in how we plan to transition Paducah operations.  As of June 30, 2012, these inventories include approximately $1.4 billion of inventories owed to customers and suppliers that relate primarily to inventories owed to fabricators.  These inventories are awaiting delivery to fabricators under deliver optimization arrangements between USEC and domestic fabricators, the timing of transfer of which is uncertain.  These inventories have been increasing and could continue to increase to the extent that fabricators continue to use their other inventories to satisfy our customer order obligations.  In addition, we have no assurance that DOE would accept facilities that we wish to de-lease in the timeframe desired or on a schedule that would be cost efficient.

Contract Services Segment

Revenue from Contract Services

We perform services and earn revenue from contract work through our subsidiary NAC and from contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site. USEC ceased uranium enrichment at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Over the past decade, we maintained the Portsmouth site and performed services under contract with DOE. On September 30, 2011, contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to the decontamination and decommissioning (“D&D”) contractor selected by DOE for the site. Consequently, on September 30, 2011, we ceased providing government contract services at the portion of the Portsmouth site related to the former GDP. We will continue to provide some limited services to DOE and its contractors at the Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment, however, has decreased significantly and is now comprised primarily of revenue generated by NAC.

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

DOE funded a portion of the now-completed work at Portsmouth through an arrangement whereby DOE transferred uranium to us which we immediately sold. We completed six competitive sales of uranium between the fourth quarter of 2009 and the first quarter of 2011. Our receipt of the uranium was not considered a purchase by us and no revenue or cost of sales was recorded upon its sale. This is because we had no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The value of the contract work is based on the cash proceeds from the uranium sales less our selling and handling costs. The net cash proceeds from the uranium sales were recorded as deferred revenue, and (a) revenue is recognized in our contract services segment as services are provided or (b) is to be applied to existing receivables balances due from DOE in our contract services segment.

Contract Services Receivables

Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations. DOE historically has not approved our provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008, 2009 and 2010. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

Our consolidated balance sheet includes receivables, net of valuation allowances, from DOE or DOE contractors of $37.0 million as of June 30, 2012. Of the $37.0 million, $2.2 million represents revenue recorded for amounts not yet billed due to the absence of approved billing rates referenced above (referred to as unbilled receivables). Past due receivables from DOE or DOE contractors were $46.6 million at June 30, 2012. As of June 30, 2012, we have submitted certified claims totaling $38.0 million related to these past due receivables and are in the process of submitting the balance. We believe DOE has breached its agreement by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis.

On December 2, 2011, we submitted a certified claim for $11.2 million under the Contract Disputes Act (“CDA”) for payment of breach-of-contract amounts equaling unreimbursed costs for the periods through December 31, 2009. In a letter dated June 1, 2012, DOE’s Contracting Officer denied this claim and we have until May 31, 2013 to appeal the denial to the U.S. Court of Federal Claims. In addition, on February 16, 2012, we submitted a second certified claim for $9.0 million under the CDA related to the 2010 historical period. On May 8, 2012, we submitted a third certified claim for $17.8 million under the CDA related to the 2011 historical period. In a letter response dated June 28, 2012, DOE informed us that it will provide a written decision on or before August 15, 2012 related to the second and third claims.

Portsmouth Contract Closeout Costs

Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, are anticipated to be billed to DOE and recorded as revenue when contract closeout occurs and amounts are deemed probable of recovery. Our current estimate for these billable costs is approximately $10 million or more, which includes an estimate to complete outstanding DOE audits within a reasonable period of time. Additionally, we believe DOE is responsible for approximately $45 million to $125 million of costs related to pension and postretirement health and life benefit plans. These estimates of contract closeout costs do not include ongoing cost reimbursable work being performed and amounts already included in our receivable balances. The actual amounts of contract closeout costs are subject to a number of factors and therefore subject to significant uncertainty including uncertainty concerning the amount of such costs and the amount that may be reimbursable under contracts with DOE.

Advanced Technology Costs

American Centrifuge

USEC is working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. Costs relating to the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. As of June 30, 2012, cumulative project costs totaled $2.3 billion.

Costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs historically have included NRC licensing of the American Centrifuge Demonstration Facility in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility. As of June 30, 2012, cumulative project costs charged to expense totaled $1.2 billion.

Capitalized costs relating to the American Centrifuge technology have included NRC licensing of the commercial plant, engineering activities, construction of AC100 centrifuge machines and equipment, process and support equipment, leasehold improvements and other costs directly associated with the commercial plant. As of June 30, 2012, cumulative project costs capitalized totaled $1.1 billion, including capitalized interest of $100.5 million, prepayments to suppliers for services not yet performed of $21.7 million, accrued asset retirement obligations of $19.3 million and $7.7 million of accrued costs.

In addition, we have deferred financing costs of approximately $6.6 million for costs related to the ACP project, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs related to the DOE Loan Guarantee Program will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

Instead of moving forward with a conditional commitment for a loan guarantee for the American Centrifuge project through the DOE Loan Guarantee Program, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the American Centrifuge project. Additional details are provided above under “The American Centrifuge Plant.”   As a result of the shift in focus of the American Centrifuge project, beginning in the fourth quarter of 2011, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, beginning in the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes.

We believe that future cash flows generated by the ACP will exceed our capital investment and our capital investment is more likely than not to be fully recoverable. We will continue to evaluate this assessment as conditions change, including as a result of activities conducted as part of the RD&D program. If conditions change, including if the current path to commercial deployment were no longer probable or our anticipated role in the project were changed, we could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.1 billion. Events that could impact our views as to the probability of deployment or our projections include an unfavorable determination in any phase of the RD&D program regarding the commercial deployment of the ACP.

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

Results of Operations – Three and Six Months Ended June 30, 2012 and 2011

Segment Information

We have two reportable segments measured and presented through the gross profit line of our income statement: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment includes nuclear energy services and technologies provided by NAC as well as limited work performed for DOE and its contractors at Paducah and Portsmouth. Intersegment sales between our reportable segments were less than $0.1 million in each period presented below and have been eliminated in consolidation.

The following table presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2012	2011	Change	%
LEU segment
Revenue:
SWU revenue	$347.2	$330.3	$16.9	5%
Uranium revenue	3.6	67.8	(64.2)	(95)%
Total	350.8	398.1	(47.3)	(12)%
Cost of sales	340.4	368.6	28.2	8%
Gross profit	$10.4	$29.5	$(19.1)	(65)%

Contract services segment
Revenue	$14.0	$56.3	$(42.3)	(75)%
Cost of sales	12.1	52.6	40.5	77%
Gross profit (loss)	$1.9	$3.7	$(1.8)	(49)%

Total
Revenue	$364.8	$454.4	$(89.6)	(20)%
Cost of sales	352.5	421.2	68.7	16%
Gross profit	$12.3	$33.2	$(20.9)	(63)%

	Six Months Ended June 30,
	2012	2011	Change	%
LEU segment
Revenue:
SWU revenue	$885.1	$638.8	$246.3	39%
Uranium revenue	3.6	81.8	(78.2)	(96)%
Total	888.7	720.6	168.1	23%
Cost of sales	841.6	675.8	(165.8)	(25)%
Gross profit	$47.1	$44.8	$2.3	5%

Contract services segment
Revenue	$37.6	$114.3	$(76.7)	(67)%
Cost of sales	33.6	112.0	78.4	70%
Gross profit (loss)	$4.0	$2.3	$1.7	74%

Total
Revenue	$926.3	$834.9	$91.4	11%
Cost of sales	875.2	787.8	(87.4)	(11)%
Gross profit	$51.1	$47.1	$4.0	8%

Revenue

Revenue from the LEU segment declined $47.3 million in the three months and increased $168.1 million in the six months ended June 30, 2012, compared to the corresponding periods in 2011. The volume of SWU sales was flat in the three-month period and increased 35% in the six-month period reflecting the variability in timing of utility customer orders including orders that USEC and customers have advanced from later in 2012 and from 2013. The average price billed to customers for sales of SWU increased 5% in the three-month period and 3% in the six-month period reflecting the particular contracts under which SWU were sold during the periods as well as the general trend of higher prices under contracts signed in recent years. Uranium sales declined significantly in both the three- and six-month periods since most of our inventories of uranium available for sale have been sold in prior years and we expect this trend to continue.

Revenue from the contract services segment declined $42.3 million in the three months and $76.7 million in the six months ended June 30, 2012, compared to the corresponding periods in 2011. Contract service revenues at the Portsmouth site declined $37.2 million (or 98%) in the three-month period and $81.3 million (or 98%) in the six-month period as this work was transferred to DOE’s new D&D contractor over the course of 2011. Revenues by NAC decreased $3.6 million in the three-month period and increased $8.3 million in the six-month period primarily as a result of timing in sales related to dry cask storage systems.

Cost of Sales

Cost of sales for the LEU segment declined $28.2 million in the three months ended June 30, 2012, compared to the corresponding period in 2011, primarily due to lower uranium sales volumes, partially offset by higher unit SWU costs. Cost of sales for the LEU segment increased $165.8 million in the six months ended June 30, 2012, compared to the corresponding period in 2011, primarily due to higher SWU sales volumes, partially offset by lower uranium sales volumes.

Cost of sales per SWU was 4% higher in the three months and was flat for the six months ended June 30, 2012, compared to the corresponding periods in 2011. Cost of sales was reduced during the current periods for revisions to prior accrued amounts related to estimated disposal costs for depleted uranium, property taxes and power prepayments related to enrichment operations. These accrued estimated amounts had been previously included in our production costs and included in SWU inventory. The total reduction to cost of sales recognized in the six months ended June 30, 2012 was approximately $19.7 million. In addition, prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing pension costs related to our former Portsmouth employees are charged to the LEU segment rather than the contract services segment based on our continuing enrichment operations that support our active and retired employees. These net benefit costs totaled $6.6 million for the six months ended June 30, 2012 and are directly charged to cost of sales rather than production. Excluding the effects of these items, cost of sales per SWU was approximately 2% higher in the six months ended June 30, 2012 compared to the corresponding period in 2011. Although unit production costs declined in the three and six months ended June 30, 2012, compared to the corresponding periods in 2011 (described below), the SWU unit cost is negatively impacted by the carryforward effect of higher production and purchase costs from prior years.

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

Production costs increased $26.2 million (or 15%) in the three months and $29.4 million (or 8%) in the six months ended June 30, 2012, compared to the corresponding period in 2011. Production volume increased 20% and 11% in the three- and six-month periods, respectively, as we purchased supplemental power from Tennessee Valley Authority (“TVA”) that had been deferred from 2011. We had agreed with TVA to ramp down power purchases in 2011 to summer operation levels earlier than planned due to flood conditions near the Paducah plant and to purchase the deferred power in first quarter of 2012. The unit production cost declined 4% and 3% in the three- and six-month periods, respectively, reflecting the lower impact of fixed costs on increased production volumes. The average cost per megawatt hour increased 4% in the three-month period reflecting higher TVA fuel cost adjustments and the fixed, annual increase in the TVA contract price, partially offset by lower unit power costs commencing in June 2012 under the amended TVA power contract. The average cost per megawatt hour decreased 1% in the six-month period reflecting lower TVA fuel cost adjustments in the first quarter of 2012 and the items above.

We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract declined $4.1 million in the six months ended June 30, 2012 compared to the corresponding period in 2011, reflecting decreased volume due to the timing of deliveries partially offset by a 2% increase in the market-based unit purchase cost.

Cost of sales for the contract services segment declined $40.5 million in the three months and $78.4 million in the six months ended June 30, 2012, compared to the corresponding periods in 2011, primarily reflecting reduced contract services work at Portsmouth in connection with the transition of Portsmouth site contract service workers to DOE’s D&D contractor.

Gross Profit

Gross profit declined $20.9 million in the three months ended June 30, 2012, compared to the corresponding period in 2011. Our gross profit margin was 3.4% in the three months ended June 30, 2012 compared to 7.3% in the corresponding period in 2011. Gross profit for the LEU segment declined $19.1 million in the three-month period due to lower uranium sales volume. Gross profit for the contract services segment declined $1.8 million in the three months ended June 30, 2012 following the completion of Portsmouth site contract service work in the prior period, partially offset by increased gross profit for NAC in the current period.

Gross profit increased $4.0 million in the six months ended June 30, 2012, compared to the corresponding period in 2011. Our gross profit margin was 5.5% in the six months ended June 30, 2012 compared to 5.6% in the corresponding period in 2011. Gross profit for the LEU segment increased $2.3 million in the six-month period due to higher SWU unit gross profits and sales volumes, partially offset by lower uranium sales volumes. Gross profit for the contract services segment increased $1.7 million in the six months ended June 30, 2012 reflecting increased gross profit for NAC.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2012	2011	Change	%
Gross profit	$12.3	$33.2	$(20.9)	(63)%
Advanced technology costs	85.7	33.5	(52.2)	(156)%
Selling, general and administrative	14.8	16.7	1.9	11%
Special charge for workforce reductions and advisory costs	3.2	-	(3.2)	-
Other (income)	(10.0)	-	10.0	-
Operating (loss)	(81.4)	(17.0)	(64.4)	(379)%
Interest expense	12.7	0.1	(12.6)	-
Interest (income)	(0.1)	(0.1)	-	-
(Loss) before income taxes	(94.0)	(17.0)	(77.0)	(453)%
Provision (benefit) for income taxes	(2.0)	4.2	6.2	147%
Net (loss)	$(92.0)	$(21.2)	$(70.8)	(334)%

	Six Months Ended June 30,
	2012	2011	Change	%
Gross profit	$51.1	$47.1	$4.0	8%
Advanced technology costs	122.5	60.2	(62.3)	(103)%
Selling, general and administrative	29.7	32.2	2.5	8%
Special charge for workforce reductions and advisory costs	9.6	-	(9.6)	-
Other (income)	(10.0)	(3.7)	6.3	170%
Operating (loss)	(100.7)	(41.6)	(59.1)	(142)%
Interest expense	25.4	0.1	(25.3)	-
Interest (income)	(0.2)	(0.3)	(0.1)	(33)%
(Loss) before income taxes	(125.9)	(41.4)	(84.5)	(204)%
Provision (benefit) for income taxes	(5.1)	(3.6)	1.5	42%
Net (loss)	$(120.8)	$(37.8)	$(83.0)	(220)%

Advanced Technology Costs

Advanced technology costs increased $52.2 million in the three months and $62.3 million in the six months ended June 30, 2012, compared to the corresponding periods in 2011, reflecting an expense of $44.6 million related to the title transfer of previously capitalized American Centrifuge machinery and equipment to DOE as provided in the cooperative agreement entered into with DOE for the RD&D program. Additionally, beginning with the start of the fourth quarter of 2011, all American Centrifuge project costs incurred have been expensed. Capitalization of expenditures related to the American Centrifuge project has ceased until commercial plant deployment resumes.

Advanced technology costs include expenses by NAC of $0.4 million in the six months ended June 30, 2012 and $0.7 million in the corresponding period in 2011 to develop and expand its MAGNASTOR storage technology and its transportation counterpart, MAGNATRAN.

Selling, General and Administrative

Selling, general and administrative expenses declined $1.9 million in the three months and $2.5 million in the six months ended June 30, 2012, compared to the corresponding periods in 2011, reflecting lower salary, employee benefit and other compensation costs and lower consulting costs.

Special Charge for Workforce Reductions and Advisory Costs

Our business is in a state of significant transition. In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support this review. Costs for the management consulting firm and other advisors totaled $1.5 million in the second quarter of 2012 and $6.0 million in the six months ended June 30, 2012.

Actions taken to-date related to our organizational structure resulted in workforce reductions at the American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at the headquarters operations located in Bethesda, Maryland and at the central services operations located in Piketon, Ohio. The reductions to-date involved 45 employees including two senior corporate officers. A charge of $1.9 million was incurred in the first quarter of 2012 and $1.7 million in the second quarter of 2012 for one-time termination benefits consisting of severance payments, short-term health care coverage and immediate vesting of restricted stock for certain employees. Additional actions affecting employees to align the organization with our evolving business environment are expected.

Other (Income)

We entered into a cooperative agreement with DOE in June 2012 for pro-rata cost sharing support for continued American Centrifuge activities with a total estimated spending in the initial phase of $33.1 million. DOE made the $26.4 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which will release encumbered funds for investment in the American Centrifuge technology that we had otherwise committed to future depleted uranium disposition obligations. As of June 30, 2012, USEC made qualifying American Centrifuge expenditures of $12.5 million. DOE’s pro-rata share of 80%, or $10.0 million, is recognized as other income in the three and six months ended June 30, 2012.

In January 2011, we executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange, we recognized a gain on debt extinguishment of $3.1 million in the first quarter of 2011.

Interest Expense

Interest expense increased $12.6 million in the three months and $25.3 million in the six months ended June 30, 2012, compared to the corresponding periods in 2011. Beginning with the fourth quarter of 2011, all ACP related project costs incurred have been expensed, including interest expense that previously would have been capitalized. In the three and six months ended June 30, 2011, interest costs of $10.6 million and $21.6 million were capitalized, respectively. Interest expense in the first quarter of 2012 included $1.4 million of previously deferred financing costs related to the former credit facility that were expensed in connection with the amended and restated credit facility obtained in March 2012. Additionally, we incurred interest expense in the three and six months ended June 30, 2012 on borrowings under the revolving credit facility.

Provision (Benefit) for Income Taxes

The income tax benefit was $2.0 million in the three months and $5.1 million in the six months ended June 30, 2012. In the fourth quarter of 2011, a full valuation allowance was recorded against deferred tax assets that is expected to continue in 2012.  During 2012, any jurisdictions with losses, for which no tax benefit is expected to be recognized, are excluded from the overall effective tax rate, thus limiting a comparison of effective tax rates from year to year. Included in the six months ended June 30, 2012 income tax benefit is $4.6 million related to other comprehensive income and $0.8 million tax benefit for the reversal of previously accrued amounts associated with liabilities for unrecognized benefits. Slightly offsetting these tax benefits is $0.3 million related to jurisdictions where income tax is expected to be owed this year.

Net (Loss)

The net loss increased $70.8 million ($0.58 per share) in the three months and $83.0 million ($0.68 per share) in the six months ended June 30, 2012, compared to the corresponding periods in 2011, reflecting the after-tax expense associated with ACP related project costs that have been expensed as part of the RD&D program, including interest expense that previously would have been capitalized. Partially offsetting the ACP related program expenses and interest expense is the after-tax effect of DOE’s pro-rata cost sharing support for the RD&D program included in other income. Additional factors negatively impacting net income include the after-tax effects of the special charges related to organizational structuring in the current year.

2012 Outlook Update

During the second quarter of 2012, we signed agreements with DOE and others that have enabled us to provide an updated view of financial projections for the remainder of the year. In May, USEC entered into a multi-party arrangement with Energy Northwest, the Bonneville Power Administration, the Tennessee Valley Authority and DOE to extend uranium enrichment operations at the Paducah, Ky. Plant.  In June, we also entered into an agreement with DOE regarding a two-year, cooperative research, development and demonstration program for the American Centrifuge technology.  The RD&D program includes an 80% DOE and 20% USEC cost-sharing of expenses with a total estimated cost of $350 million. This agreement will be incrementally funded and to date DOE funding is limited to $87.7 million.

Under the Paducah agreement, Energy Northwest is providing USEC with approximately 9,000 metric tons of high-assay depleted uranium. USEC will enrich the depleted uranium tails to make about 480 metric tons of LEU. The program, combined with other USEC commercial obligations, will require approximately 5 million SWU. Production of the LEU, which began in early June, will take about 12 months.  The overall tails disposal liability of the U.S. government will be reduced as a result of the agreement and subsequent processing.

USEC’s guidance in the first quarter of 2012 did not assume Paducah operations beyond May 31, 2012, and included an expectation that 2012 SWU deliveries would be roughly equivalent to 2011 deliveries. As a result of the new contract, USEC expects to increase SWU deliveries in 2012 by approximately 30% compared to last year and roughly equal to the volume of SWU sold in 2009.  Revenue from the sale of SWU is expected to be approximately $1.8 billion, an increase of $300 million to $400 million over first quarter guidance. We anticipate the average price per SWU billed to customers will increase 5% compared to 2011. Uranium revenue in 2012 is expected to be less than $50 million, subject to timing of sales, which is $80 million less than in 2011.

Guidance for the contract services segment is unchanged. Contract services work for DOE at the former Portsmouth GDP was completed in September 2011, and revenue for the segment is expected to decline significantly in 2012. In prior years, contract work at Portsmouth represented approximately three-quarters of revenue for the contract services segment. USEC subsidiary NAC will represent a majority of revenue for the segment going forward and we expect annual revenue for contract services in 2012 of approximately $85 million.

Total revenue is expected to be approximately $1.95 billion.  Based on our view of revenue and expense, we expect to earn a gross profit of approximately $140 million, reflecting a gross profit margin in 2012 of approximately 7%, compared to 5% in 2011.

Below the gross profit line, we will have significant expenses related to the American Centrifuge project. Beginning in the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. We will expense cost under the RD&D program as incurred. We expect advanced technology expense and the transfer of certain assets to DOE valued at $44.6 million to total approximately $250 million in 2012, with about half of that amount having been expensed prior to the start of the RD&D program in June. Interest expense that previously would have been capitalized is expected to be approximately $40 million. Under the 80%/20% cost share with DOE for the RD&D program, we expect to report Other Income of approximately $105 million for 2012.  This assumes additional funding is authorized in addition to the $87.7 million authorized to date.

We have undertaken a review to align our organization with our evolving business environment and to reduce the size of our workforce over time. The recent agreements regarding the RD&D program and a 12-month extension of Paducah operations will stretch out the time period for additional workforce reductions. Further workforce reductions would require us to take additional charges for one-time employee termination benefits. We expect our selling, general and administrative (SG&A) expense to be approximately $58 million in 2012, a $4 million reduction from 2011, as our financial results begin to reflect the benefit of reductions in corporate expenses.

Although we expect to earn a gross profit of approximately $140 million, advanced technology expense, interest expense, and special charges are expected to result in loss for the full year 2012 of approximately $100 million.  However, we expect to report cash flow from operations of approximately $30 million and to end the year with a cash balance of approximately $200 million without outstanding loans on the revolving portion of our credit facility, although we will have issued letters of credit. Looking to 2013, we expect the volume of SWU sold will decline by approximately one-third.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results. Variations from our expectations could cause substantial differences between our guidance and ultimate results. Among the factors that could affect our results are:

•	Movement and timing of customer orders;

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers;

•	The pace and number of nuclear power reactors in Japan that are restarted following extensive safety inspections;

•	Availability of funding for and continuance of the RD&D program;

•	Our ability to complete the contract with Energy Northwest to enrich depleted uranium; and

•	Potential accelerations of expenses and depreciation and other costs that may be triggered by decisions with respect to the continuation of Paducah enrichment operations beyond May 2013.

Liquidity and Capital Resources

We expect our cash balance, internally generated cash from our LEU operations and services provided by our contract services segment, and available borrowings under our revolving credit facility will provide sufficient cash to meet our needs for at least 12 months.  This assumes the repayment of our $85 million term loan when due in May 2013 and the renewal of our revolving credit facility at approximately the same level of availability as at the time of renewal. The renewal of our credit facility in March 2012 and the multi-party arrangement entered into in May 2012 that supports a one year extension of Paducah enrichment operations  have significantly improved our liquidity view from what was reported in our annual report on Form 10-K for the year ended December 31, 2011.

However, we expect to take a number of actions in 2012 that could have significant consequences for our business and our liquidity. We are in discussions with DOE regarding the transition of Paducah enrichment operations and could determine not to continue enrichment operations after the expiration of the one-year agreement with Energy Northwest that expires in May 2013.  As described under “Paducah GDP Transition”, we could incur significant costs in connection with a shut-down of Paducah enrichment operations, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans, and we are evaluating alternatives to manage these potential costs.  As described below under “Defined Benefit Plan Funding”, we are also currently in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of our de-lease of the Portsmouth gaseous diffusion plant and related transition of employees on our defined benefit plan funding obligations.  In addition, DOE has not yet authorized funding for the RD&D program beyond November 2012 and we could demobilize the American Centrifuge project if additional funding for the RD&D program is not obtained.  We could also take actions to restructure the project that could result in changes in our anticipated ownership of or role in the project.  These actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, are likely to impose significant demands on our liquidity. In light of the uncertainties and challenges facing us and our desire to improve our credit profile and our ability to successfully finance the American Centrifuge project, we may pursue discussions with certain creditors and key stakeholders regarding ways to improve our capital structure, including the potential restructuring of our balance sheet.

Key factors that can affect liquidity requirements for our existing operations include the timing and amount of customer sales, power purchases, and purchases under the Russian Contract. We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. Since 2006, we have included in our SWU contracts pricing indices that are intended to correlate with our sources for enrichment supply. Although sales prices under many of these SWU contracts are adjusted in part based on changes in market prices for SWU and electric power, the impact of market volatility in these indices is generally mitigated through the use of market price averages over time. Additionally, changes in the power price component of sales prices in these contracts are intended to mitigate the effects of changes in our power costs. Effective June 1, 2012, although our purchase costs under our power contract with TVA continue to be subject to a fuel cost adjustment, the fuel cost adjustment is included in the power price component of our sales price billed to Energy Northwest under the depleted uranium enrichment agreement.

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

The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to concerns raised by the March 2011 events in Japan have affected supply and demand for LEU. Based on the current lack of near-term demand, excess supply in the market and uncertainty regarding the pace of restarting reactors in Japan, we foresee an unfavorable imbalance between supply and demand for LEU until at least the second half of the decade. This imbalance could increase over time depending on the length and severity of delays or cancellations of deliveries. As a result, we have not been able to replace many of the order advancements that we have done in the past with additional sales, which has the effect of reducing our sales backlog. Uncertainty regarding the continuation of Paducah plant operations and the American Centrifuge project have also had a negative effect on our backlog as our sales are a function of our future supply, including potential supply from Paducah plant operations and from the American Centrifuge Plant. Looking out into the second half of this decade and beyond, we expect an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog. However, the amount of any demand and our ability to capture that demand is uncertain.

We need significant additional financing in order to complete the American Centrifuge Plant. We applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008 and we have had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP.  Additional capital will also be needed and the amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee.

Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the RD&D program for the project. USEC began funding the RD&D program in January 2012 and has been building machines and parts for the demonstration cascade. On June 12, 2012, USEC and DOE entered into a cooperative agreement to provide funding for the RD&D program. The agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 having a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and USEC’s contribution would be up to $70 million. The cooperative agreement will be incrementally funded and DOE funding is limited to $87.7 million until DOE provides authorization for additional funding. DOE funding through July 31, 2012 was $26.4 million.  On July 31, 2012, DOE authorized an additional $61.3 million of funding (for a total of $87.7 million).  The remaining funding of $192.3 million from DOE has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE and therefore it is possible that this additional funding may not be made available.   USEC will provide cost sharing equal to 20% of the allowable costs of $109.6 million of the RD&D program, or $21.9 million through November 30, 2012.  USEC’s 20% contribution will include investments made by USEC commencing June 1, 2012. DOE provided the initial $87.7 million of funding by accepting title to quantities of depleted uranium that will enable USEC to release encumbered funds for approximately 80% of the allowable costs of the RD&D program up to $87.7 million.  We receive the cash when the surety bonds and related cash deposits providing the financial assurance for disposition of this depleted uranium are reduced.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2012	2011
Net Cash Provided by Operating Activities	$162.1	$285.6
Net Cash Provided By (Used in) Investing Activities	39.7	(91.0)
Net Cash (Used in) Financing Activities	(10.4)	(5.4)
Net Increase in Cash and Cash Equivalents	$191.4	$189.2

Operating Activities

Our LEU segment provided positive cash flow in the six months ended June 30, 2012 based on the timing of customer orders and deliveries. Inventories declined $340.3 million in the six-month period due to monetization of inventory produced in the prior year. Payment of the Russian Contract payables balance of $65.2 million, due to the timing of deliveries, was a significant use of cash flow in the six months ended June 30, 2012. The net loss of $120.8 million in the six-month period, net of non-cash charges including depreciation and amortization, and the expense associated with the title transfer of previously capitalized American Centrifuge machinery and equipment to DOE as provided in the June 2012 cooperative agreement with DOE for the RD&D program, was a use of cash flow. On March 13, 2012, USEC entered into an agreement with DOE pursuant to which DOE acquired U.S. origin LEU from USEC in exchange for the transfer of quantities of USEC’s depleted uranium tails to DOE.  DOE also agreed to accept title to quantities of our depleted uranium tails as part of its funding for the RD&D program under the June 2012 cooperative agreement.  The decrease in accrued depleted uranium disposition obligations in the six months ended June 30, 2012 associated with these agreements with DOE do not generate cash flow until surety bonds can be modified and cash collateral returned. Cash collateral deposits of $43.8 million were returned to us in June 2012 in connection with the March 2012 uranium transfer agreement with DOE.

Investing Activities

Capital expenditures were $4.1 million in the six months ended June 30, 2012, compared with $91.0 million in the corresponding period in 2011. Capital expenditures in the prior period are principally associated with the American Centrifuge Plant. Beginning with the fourth quarter of 2011, all project costs incurred have been expensed. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes. Capital expenditures include prepayments made to suppliers under existing agreements for materials and services not yet provided. Cash collateral deposits of $43.8 million were returned to us following the transfer of certain depleted uranium to DOE in connection with the March 2012 uranium transfer agreement.

Financing Activities

Borrowings and repayments under the revolving credit facility totaled $123.6 million in the six months ended June 30, 2012, and the peak amount outstanding was $32.3 million. Cash payments of $9.8 million were made for financing costs.

There were 125.2 million shares of common stock outstanding at June 30, 2012, compared with 123.2 million at December 31, 2011, an increase of 2.0 million shares (or 1.6%).

Working Capital
	June 30,	December 31,
	2012	2011
	(millions)
Cash and cash equivalents	$229.0	$37.6
Accounts receivable, net	173.4	162.0
Inventories, net	541.6	881.9
Credit facility term loan	(85.0)	(85.0)
Convertible preferred stock	(94.4)	(88.6)
Other current assets and liabilities, net	(233.9)	(291.9)
Working capital	$530.7	$616.0

Defined Benefit Plan Funding

USEC expects to contribute $15.9 million to its defined benefit pension plans in 2012, consisting of $12.5 million of required contributions under the Employee Retirement Income Security Act (“ERISA”) and $3.4 million to non-qualified plans. USEC has contributed $11.2 million in the six months ended June 30, 2012. These expected contribution amounts reflect the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) which reduced the required contributions under ERISA in 2012 by an estimated $10.7 million. There is no required contribution for the postretirement health and life benefit plans under ERISA and USEC expects to contribute $1.4 million later in 2012. Certain contributions to the plans are recoverable under USEC’s contracts with DOE. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

In addition to these contributions, we could be required to accelerate funding or take other actions under ERISA Section 4062(e). We are currently in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of our de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE’s new decontamination and decommissioning (“D&D”) contractor on September 30, 2011.  We notified the PBGC of this occurrence and the PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition could exceed $100 million. We have informed the PBGC that we do not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). We also dispute the amount of their preliminary calculation of the potential ERISA Section 4062(e) liability. However, we have not reached a resolution with the PBGC and we have no assurance that the PBGC will agree with us or will not pursue a requirement for us to accelerate funding or take other actions to provide security. We could also face a potential significantly greater liability related to a future decision to discontinue production at Paducah.

Capital Structure and Financial Resources

At June 30, 2012, our debt consisted of a term loan of $85.0 million due May 31, 2013 under our credit facility and $530.0 million in 3.0% convertible senior notes due October 1, 2014.

The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. We are restricted under our credit facility from repurchasing the notes for cash.

Our debt to total capitalization ratio was 52% at June 30, 2012 and 48% at December 31, 2011, including convertible preferred stock which is classified as a liability.

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

Utilization of the current credit facility at June 30, 2012 and the former credit facility at December 31, 2011 follows:
	June 30,	December 31,
	2012	2011
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan due May 31, 2013	85.0	-
Term loan due May 31, 2012	-	85.0
Letters of credit	10.8	19.6
Available credit	94.2	205.4

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

The interest rate for the term loan was 10.5% as of June 30, 2012.

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

If our gross profit for any three consecutive months beginning June 2012 is a loss, then the margin on the term loan will increase by 2.0% and the margin on the revolving loans will increase by 1.5% retroactive to the first day of such three month period, and continuing for the remaining term of the credit facility.

The credit facility is available to finance working capital needs and general corporate purposes.  The credit facility, as further amended on June 1, 2012, imposes limitations and restrictions on our ability to invest in the American Centrifuge project. Under the amended credit facility, we can invest our 20% share of the costs under the RD&D program (up to $75 million) as long as the amount of expenditures reimbursable to USEC under the RD&D program that have not yet been reimbursed does not exceed $50 million. Aggregate American Centrifuge project expenditures from and after June 1, 2012 may not exceed $375 million and the aggregate amount of American Centrifuge project expenditures from and after June 1, 2012 for which USEC is not entitled to reimbursement under the RD&D program may not exceed $75 million, subject to the following exceptions:

•	If USEC demobilizes the American Centrifuge project, USEC may pay the costs and expenses of such demobilization in accordance with a plan previously submitted to the agent for the lenders.

•
If, as part of DOE’s exercise or remedies under the RD&D program, USEC is required to transfer the American Centrifuge project or the RD&D program assets, in whole or in part, to DOE or its designee, USEC may spend as needed to maintain compliance with legal and regulatory requirements, but may not spend more than $5 million of proceeds of the revolving loans on such expenses.

•	USEC may not spend any proceeds of revolving loans on American Centrifuge expenses if a default or event of default has occurred.

The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically including a permanent availability block equal to $45.0 million. The other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.

Subject to certain limited exceptions, we will be required at all times to prepay all amounts outstanding under the revolving credit agreement with the net proceeds of (1) any sale or transfer of assets, including in the ordinary course, of USEC Inc. and its subsidiaries; (2) the sale or transfer of equity of USEC Inc. or its subsidiaries; (3) the issuance of indebtedness of USEC Inc. or its subsidiaries; or (4) insurance proceeds from casualty events. In addition, certain proceeds, including from specified debt issuances and asset sales (including sales resulting from cessation of production at the Paducah GDP or a demobilization of the American Centrifuge project), will permanently reduce the revolving loan commitments and prepay the term loan. Both the revolving credit facility and the term loan must be fully prepaid prior to any redemption of the Company’s Series B-1 preferred stock.

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

Default under, or failure to comply with the Russian Contract, the Russian Supply Agreement, the 2002 DOE-USEC Agreement (other than the milestones related to deployment of the American Centrifuge project), the lease of the GDPs or any other material contract or agreement with DOE, or any exercise by DOE of its rights or remedies under the 2002 DOE-USEC Agreement, would also be considered to be an event of default under the credit facility if it would reasonably be expected to result in a material adverse effect on (1) our business, assets, operations or condition (taken as a whole); (2) our ability to perform any of our obligations under the credit facility; (3) the assets pledged as collateral under the credit facility; (4) the rights or remedies under the credit facility of the lenders or J.P. Morgan as administrative agent; or (5) the lien or lien priority with respect to the collateral of J.P. Morgan as administrative agent. Under the credit facility, the orderly shutdown of the Paducah GDP, a demobilization of the American Centrifuge project or the exercise by DOE of certain rights to require USEC to transfer the American Centrifuge project or all or any portion of property related to the American Centrifuge project to DOE or its designee, would not result in a material adverse effect.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the six months ended June 30, 2012 follows (in millions):

	December 31, 2011	Additions	Reductions	June 30, 2012
Other current assets:
Bank credit facilities	$2.4	$9.2	$(5.0)	$6.6

Deferred financing costs (long-term):
Convertible notes	$5.5	$-	$(0.9)	$4.6
ACP project	6.7	-	(0.1)	6.6
Deferred financing costs	$12.2	$-	$(1.0)	$11.2

NYSE Listing Notice

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE’s continued listing criteria relating to minimum share price.  Rule 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, we provided written notice to the NYSE of our intent to cure this deficiency.  We are evaluating our options to cure the price deficiency, including a reverse stock split, which would require shareholder approval at or prior to USEC’s next annual meeting of shareholders.  We have six months from receipt of the notice to regain compliance with the NYSE’s price criteria (or by no later than USEC’s next annual meeting of shareholders if shareholder approval is required).  Subject to the NYSE’s rules, during the cure period, our common stock will continue to be listed and trade on the NYSE, subject to our continued compliance with the NYSE’s other applicable listing rules.  We are currently in compliance with all other NYSE listing rules.

We can regain compliance at any time during the six-month cure period if on the last trading day of a calendar month during the cure period, USEC has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading-day of that month or on the last day of the cure period.  If we effectuate a reverse stock split vote by no later than the next annual meeting of shareholders to cure the condition, the condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.

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

The financial assurance in place for depleted uranium and stored wastes is based on the quantity of depleted uranium and waste at the end of the prior year plus expected depleted uranium generated over the current year. The financial assurance in place as of December 31, 2011 was based on depleted uranium expected to be generated through the expiration of our power contract in May 2012. Under the depleted uranium enrichment agreement entered into with Energy Northwest to re-enrich DOE’s depleted uranium tails commencing June 1, 2012, we do not take title to the depleted uranium generated from the re-enrichment of DOE’s depleted uranium and therefore do not incur costs for its disposition and do not need to provide any financial assurance.

On March 13, 2012, USEC entered into an agreement with DOE pursuant to which DOE acquired U.S. origin LEU from USEC in exchange for the transfer of quantities of USEC’s depleted uranium tails to DOE.  This enabled USEC to receive encumbered funds of approximately $44 million in June 2012 that were previously provided as financial assurance for the disposition of such depleted uranium.

Under the June 2012 cooperative agreement with DOE for the RD&D program, DOE provided the initial $87.7 million of funding by accepting title to quantities of depleted uranium that will enable USEC to release encumbered funds for approximately 80% of the allowable costs of the RD&D program up to $87.7 million.

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

A summary of financial assurance, related liabilities and cash collateral follows (in millions):

	Financial Assurance		Long-Term Liability
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Depleted uranium disposition and stored wastes	$159.1	$233.1	$71.7	$145.2
Decontamination and decommissioning of American Centrifuge	23.0	22.2	22.6	22.6
Other financial assurance	13.2	22.1

Total financial assurance	$195.3	$277.4
Letters of credit	10.8	19.6
Surety bonds	184.5	257.8

Cash collateral deposit for surety bonds	$107.5	$151.3

Our level of cash collateral supporting financial assurance and our ability to secure additional financial assurance are subject to a surety bond provider’s view of our creditworthiness. Issuers of the surety bonds have the ability, under certain circumstances, to request additional collateral or to cancel the surety bond, which would adversely affect our liquidity. Examples of circumstances that could give a surety bond provider the right to request additional collateral or to cancel the surety bond include a decision to cease Paducah operations or a decision to demobilize the American Centrifuge project that results in a deterioration in our financial condition. Some of these events are outside of our control. If additional collateral is requested, we may not be able to provide that collateral, which could result in a cancellation of the surety bond. We might not be able to replace any surety bonds that are cancelled on satisfactory terms or at all.

Contractual Obligations Update

On May 15, 2012, the power purchase agreement with TVA was amended to extend its term and TVA and USEC entered into a supplemental confirmation agreement pursuant to the amended power purchase agreement for us to purchase the power needed to operate the Paducah GDP during the one-year term of the depleted uranium enrichment agreement with Energy Northwest.  Under this supplemental agreement, we have a take or pay obligation to purchase electricity during June - September 2012 at monthly amounts increasing from approximately 750 to 1,250 megawatts and then at 1,500 megawatts for the remaining months of the contract, less a 25% reduction in May 2013 to provide a transition in power delivery. As of June 30, 2012, we are obligated to make minimum payments under the supplemental agreement and the amended power purchase agreement of approximately $0.5 billion through May 2013. Our costs are subject to monthly fuel cost adjustments to reflect changes in TVA's fuel costs, purchased power costs, and related costs. However, these fuel cost adjustments are passed through to Energy Northwest under the depleted uranium enrichment agreement.  We have the right to terminate our power purchase obligations under the supplemental agreement if Energy Northwest terminates the depleted uranium enrichment agreement, or fails to deliver depleted uranium or to meet its payment obligations, and we cease enrichment operations at Paducah as a result. In such a case, we will agree with TVA on a schedule to reduce to zero over a period of thirty days all power purchases in a manner that ensures safe and reliable operation of Paducah.

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2011 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at June 30, 2012 or December 31, 2011.

New Accounting Standards Not Yet Implemented

Reference is made to “New Accounting Standards” in Note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2012, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At June 30, 2012, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million and a credit facility term loan of $85.0 million. The fair value of the convertible notes, based on the trading price as of June 30, 2012, was $259.7 million. The fair value of the term loan as of June 30, 2012, using the change in market value of an index of loans of similar credit quality based on published credit ratings, was $87.2 million.

The estimated fair value of our convertible preferred stock at June 30, 2012, including accrued paid-in-kind dividends payable July 1, 2012, was equal to the redemption value of $1,000 per share or $94.4 million.

Refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources” in management’s discussion and analysis of financial condition and results of operations for quantitative and qualitative disclosures relating to interest rate risk associated with the outstanding term loan and any outstanding borrowings at variable interest rates under our credit facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ceasing enrichment operations at the Paducah GDP could have a material adverse effect on our business and prospects.

During the remainder of 2012, we expect to continue discussions with DOE regarding the future of the Paducah GDP and the transition of Paducah operations.  Under our lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant.  Although we expect to continue to look for ways to economically extend Paducah enrichment operations, we believe it will be difficult to continue enrichment operations at the Paducah GDP beyond the one-year term of the multi-party arrangement.  Ceasing enrichment operations at the Paducah GDP could have a material adverse effect on our business and prospects.

Delays in financing construction of the American Centrifuge Plant have made continued efficient operation of our current enrichment plant an important element of our business as we transition to centrifuge production. Without enrichment operations at Paducah, we will cease commercial enrichment of uranium during this transition period and our supply of LEU will be limited to inventory on hand and Russian commercial supply under the commercial agreement we entered into in March 2011 for the supply of commercial Russian LEU (the “Russian Supply Agreement”) and inventories of Russian LEU delivered to us under the Russian Contract prior to its completion. As we look to transition Paducah operations, we are seeking to minimize the amount of time we will be without a source of domestic U.S. enrichment production. Absent a definitive timeline for ACP deployment, this could adversely affect our efforts to pursue the American Centrifuge project, to implement the Russian Supply Agreement or to pursue other options, and could threaten our overall viability.

The shutdown of Paducah enrichment operations could also adversely affect our relationships with a variety of stakeholders, including customers. Customers could ask us to provide additional financial or other assurances of our ability to deliver under existing contracts that could adversely affect our business. Ceasing Paducah enrichment operations could also adversely affect our ability to enter into new contracts with customers, including our ability to contract for the output of the American Centrifuge Plant and for the material we purchase under the Russian Supply Agreement. We maintain substantial inventories of SWU from our production and deliveries under the commercial agreement with the Russian entity TENEX to implement the Megatons to Megawatts program that we carefully monitor to ensure we can meet our commitments. Our ability to maintain inventories and to monetize these inventories in order to meet our liquidity requirements could be adversely affected if we lost our right to lease the portions of the Paducah GDP where the inventories are held and could not find alternative space where inventories could be kept.

If we do not continue enrichment operations at the Paducah GDP or continue enrichment at Paducah for only a short period of time, we would accelerate expenses for certain assets such as previously capitalized leasehold improvements and machinery and equipment related to the Paducah enrichment operations. As of June 30, 2012, net book value of property, plant and equipment included in our consolidated balance sheet was approximately $60 million related to our Paducah operations. These assets are currently being depreciated over their estimated life based on the lease term through 2016. A decision to cease enrichment prior to the end of 2016 would accelerate depreciation and increase our cost of sales, negatively impacting our gross profit in our LEU segment.

We also have significant inventories of SWU and uranium at the Paducah GDP and these inventories are valued at the lower of cost or market.  We compare our inventory cost against market prices and if our inventory costs were to exceed market prices, we could be required to record an inventory impairment.

In addition, as of June 30, 2012, we have accrued liabilities for lease turnover costs related to the Paducah GDP of approximately $43 million included in our other long-term liabilities.  The lease turnover could be accelerated, depending on the transition schedule, and considered as a current liability if we were to terminate the lease prior to the current expiration date.

Depending on the finalization of a transition plan with DOE, we could also expect to incur significant costs in connection with a shutdown of Paducah enrichment operations, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans. We could also incur potential liability under ERISA Section 4062(e) as described in the risk factor included in our annual report on Form 10-K: “We could be required to accelerate the funding of our defined benefit pension plans that could adversely affect our liquidity.”

Depending on the transition of Paducah enrichment operations, we could de-lease the Paducah GDP except for certain facilities used for ongoing operations such as shipping and handling, inventory management and site services, including deliveries to customers of our inventory of LEU and handling of Russian material through 2013 under the Russian Contract or beyond under the Russian Supply Agreement. We are currently evaluating what facilities would be needed for ongoing operations if we do not continue enrichment operations and the most cost-effective manner of conducting those operations to minimize our ongoing maintenance costs.  However, we may not be able to achieve the desired cost savings in the timeframe we expect.  For example, we must factor in the need and cost of maintaining facilities in order to handle our inventory in how we plan to transition Paducah operations.  .  As of June 30, 2012, these inventories include approximately $1.4 billion of inventories owed to customers and suppliers that relate primarily to inventories owed to fabricators.  These inventories are awaiting delivery to fabricators under deliver optimization arrangements between USEC and domestic fabricators, the timing of transfer of which is uncertain.  These inventories have been increasing and could continue to increase to the extent that fabricators continue to use their other inventories to satisfy our customer order obligations.  In addition, we have no assurance that DOE would accept facilities that we wish to de-lease in the timeframe desired or on a schedule that would be cost efficient.

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

We are entirely dependent on the multi-party arrangement with Energy Northwest, the Bonneville Power Administration (“BPA”), the Tennessee Valley Authority (“TVA”) and the U.S. Department of Energy (“DOE”) to support continued enrichment operations at the Paducah gaseous diffusion plant (“GDP”) through May 31, 2013 and if we are not successful in executing this transaction, we could make a decision to cease enrichment operations at the Paducah GDP.

On May 15, 2012, we entered into a multi-party arrangement with (1) Energy Northwest, a West Coast power supplier, (2) BPA, a federal agency within DOE, (3) TVA, a federally owned corporation and supplier of power to the Paducah plant, and (4) DOE to enrich depleted uranium.  The volume of enrichment under this arrangement is sufficient to support a one-year extension of enrichment operations at the Paducah GDP through May 31, 2013.  Under the agreements that are part of this arrangement, DOE provides high-assay depleted uranium hexafluoride, also known as tails, to Energy Northwest. Energy Northwest has contracted with USEC to enrich the tails into low enriched uranium. Energy Northwest will use a portion of the low enriched uranium for its Columbia Nuclear Generating Station and will sell the remainder of the U.S.-origin low enriched uranium to TVA. The fuel will be used in TVA’s reactors.  Also as part of this arrangement, TVA supplies the power for the enrichment under a supplemental agreement entered into by TVA and us pursuant to the existing USEC-TVA power contract.

We are entirely dependent on performance of all the agreements in this arrangement for the continuation of enrichment operations at the Paducah GDP through May 31, 2013.  We have begun implementing the multi-party arrangement.  However the continuation of the successful implementation of this transaction is subject to risks and uncertainties, as described below.

There are many parties involved in the arrangement, and failures in performance by any of the parties could adversely affect our ability to successfully implement the agreements that we entered into in connection with the arrangement and to continue enrichment operations at Paducah.  In connection with the arrangement, Energy Northwest entered into an agreement with DOE for the transfer of DOE-owned depleted uranium tails to Energy Northwest that Energy Northwest will deliver to us as the feed material under the depleted uranium enrichment agreement.  The timely receipt of this depleted uranium feed material that is within specification is a critical element of the arrangement.  We are not a party to the agreement between DOE and Energy Northwest and in the event of failure of performance by DOE our remedies could be limited to termination of the depleted uranium enrichment agreement, as described below.

Energy Northwest issued a short-term note to finance the initial months of purchases under the depleted uranium enrichment agreement and is expected to obtain financing to pay off the short-term note and complete the transaction through the issuance of bonds that are backed by BPA.  Energy Northwest has not yet obtained this bond financing.  Energy Northwest has the right to terminate the depleted uranium enrichment agreement if it provides prior notice that it is unable to obtain the bond financing for the transaction on terms, in amounts, and/or at times that are acceptable to Energy Northwest or that such proposed bond financing will not receive a specified minimum credit rating.  Energy Northwest may also terminate the depleted uranium enrichment agreement under the following circumstances: (1) if the depleted uranium supply arrangements between DOE and Energy Northwest are terminated (other than a termination due to a material breach by Energy Northwest or a termination for convenience); (2) if Energy Northwest is permanently enjoined or otherwise permanently precluded by court order from performing the depleted uranium enrichment agreement; or (3) if the power contract between USEC and TVA is terminated.  A termination of the depleted uranium enrichment agreement by Energy Northwest would likely cause us to need to begin ramping down enrichment operations at the Paducah GDP, which could have a material adverse effect on our business and prospects as described in the risk factor, “A decision to cease enrichment operations at the Paducah GDP could have a material adverse effect on our business and prospects.”

We have the right to terminate the depleted uranium enrichment agreement if we determine that a failure or inability of Energy Northwest to deliver depleted uranium tails or an interruption of power supplied by TVA has an operational impact that cannot be resolved by mutual agreement of Energy Northwest and USEC.  If a failure to deliver depleted uranium tails is due to a material breach by Energy Northwest, Energy Northwest may be required to pay a termination fee under certain circumstances.  However, this termination fee may not sufficiently cover the damages that would be caused by such breach.  In addition, both Energy Northwest and USEC have a right to terminate the depleted uranium enrichment agreement if a force majeure event results in the cessation of enrichment operations at the Paducah GDP.

Only a portion of the U.S. Government funding for the $350 million cost-share research, development and demonstration (“RD&D”) program with DOE has been provided.  A lack of approved funding for the balance of the RD&D program or delays in the budget process could adversely affect our ability to implement the RD&D program.

On June 12, 2012, we entered into a cooperative agreement with DOE to provide funding for a two-year RD&D program for the American Centrifuge project. USEC has been funding the RD&D program since January 2012. The cooperative agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. DOE’s contribution will be incrementally funded and is limited to $87.7 million until DOE provides authorization for additional funding.  DOE funding through July 31, 2012 was $26.4 million. On July 31, 2012, DOE authorized an additional $61.3 million of funding (for a total of $87.7 million).  The remaining funding of $192.3 million from DOE has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE.  We have no assurance that additional funding will be made available in the timeframe needed or at all.

The President’s Fiscal Year 2013 budget includes $150 million for the RD&D program within the DOE budget.  The President’s budget is currently being considered by Congress and we have no assurance that Congress will fund the RD&D program in the fiscal year 2013 appropriations legislation.  In recent years, the U.S. government did not complete its budget process before the end of its fiscal year (September 30), and government operations typically were funded through a continuing resolution that authorizes agencies of the U.S. government to continue to operate.  If the fiscal year 2013 appropriation for DOE is not signed into law prior to September 30, 2012 and the U.S. government operates under a continuing resolution for government fiscal year 2013, or a portion of fiscal year 2013, we could experience delays or an interruption of funding for the RD&D program, which would adversely affect the project.  In light of our liquidity constraints and restrictions under our credit facility, we will not be able to continue RD&D program spending without U.S. government or other third party funding as the use of our own funds would be limited.

In addition, the $87.7 million of DOE funding that has been authorized, combined with the $150 million included in the President’s fiscal year 2013 budget do not provide sufficient funding for DOE’s share of the RD&D program of $280 million.  Therefore, even if funding for the RD&D program is included in fiscal year 2013 appropriations legislation, additional funding will be needed to complete the RD&D program.  Such funding could be provided through Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE.  However, we have no assurance that any additional funding will be made available.

Our failure to meet the milestones and other conditions of the RD&D program could result in DOE terminating the cooperative agreement and exercising its remedies under the agreement, including remedies under the 2002 DOE-USEC Agreement.

Under the cooperative agreement entered into with DOE for the RD&D program, USEC and our newly created subsidiary American Centrifuge Demonstration, LLC (“ACD”) will carry out the RD&D program. ACD is putting in place a program management and enhanced program execution structure as required by the cooperative agreement.  On July 23, 2012, USEC entered into a limited liability company agreement for ACD which, among other things, establishes a board of managers in accordance with the enhanced program execution structure.  The seven-person board is comprised of two independent managers, two managers appointed by USEC, and one manager appointed by each of Babcock & Wilcox Technical Services Group, Inc., Toshiba America Nuclear Energy Corporation and Exelon Generation Company, LLC.  This structure limits our ability to direct and control the activities of ACD and consequently the RD&D program.

The cooperative agreement also includes the following five technical milestones for the RD&D program:

•
Milestone 1: DOE and USEC jointly agree upon a test program for the remaining milestones and for full system reliability and plant availability that takes into account human factors, upgraded Lower Suspension Drive Assembly (“LSDA”) and overall AC100 reliability, and full cascade separative performance, so as to achieve an overall plant availability and confidence level needed to support commercial plant operations;

•
Milestone 2: Confirm the reliability of the LSDA by accumulating 20 machine years of operation at target speed using AC100 centrifuges with upgraded LSDAs with no more than the projected number of LSDA failures;

•
Milestone 3: Demonstrate AC100 manufacturing quality by operating the commercial demonstration cascade for a minimum of 20 machine years to provide the confidence level needed to support commercial plant operations;

•
Milestone 4: Demonstrate AC100 reliability by accumulating 20 machine years at target speed and design condition with no more than the expected number of infant, steady-state and electronic recycles; and

•
Milestone 5: Demonstrate sustained production from a commercially-staged, 120-centrifuge demonstration cascade configuration for 60 days (approximately 20 machine years) in cascade recycle mode with production availability needed during commercial plant operations using an average AC100 centrifuge production of 340 SWU per centrifuge year.

We achieved the first technical milestone related to the finalization of a test program plan for the remaining technical milestones and for full system reliability and plant availability. We also believe we have met the technical conditions for the achievement of the second milestone, however, certification of achievement is subject to verification by DOE.  We have no assurance that DOE will agree that we have achieved this milestone.  The remaining three milestones are tied to the completion of the RD&D program and so we have proposed to DOE milestone dates of December 31, 2013 for these milestones.  We are awaiting DOE’s acceptance of these proposed milestone dates, however we have no assurance that DOE will accept these milestone dates.  In addition, we have also agreed to non-binding performance indicators with DOE that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the remaining three milestones and other program objectives.  However we have no assurance that we will meet these performance indicators.

Our ability to meet remaining milestones is dependent upon the ability of contractors, the AC100 centrifuges and the cascade performing as expected and we have no assurance that they will perform as expected. We must also retain key staff and recruit new positions, and maintain compliance with our NRC license for lead cascade operations. The milestones require completion and operation of the cascade.  We rely on contractors to provide components and to perform the construction.  We have no assurance that the contractors will perform as required and complete the cascade within the cost and schedule required by the cooperative agreement.  Further, the milestones allow for a specified level of failures of the machines and components based on the number of failures assumed in commercial plant operations, however, we could have failures in excess of the permitted amounts. Failures can occur because parts and components do not perform as expected.  Failures can also occur due to items outside of our control such as failure of contractors to meet specifications, failure of support systems, or human error.  Although we have processes and procedures in place to prevent or mitigate the impact of such issues such as procedures to assure that components are manufactured in accordance with specifications, to prevent or mitigate impacts of failures of support systems and to prevent human error, we have no assurance that they will not occur.

We are also at risk that the costs under the RD&D program could exceed the cost estimate and funding for the RD&D program.  The RD&D program is based on a total cost estimate of $350 million; however, that is an estimate and actual costs could be higher than expected which would threaten our ability to successfully meet the milestones and complete the RD&D program.  Under our credit facility, our spending on the RD&D program is limited to our 20% cost share under the RD&D program so we would not be able to fund any cost overages ourselves absent approval from our lenders.

DOE has the right to terminate the cooperative agreement if any of these technical milestones are not met on or before the agreed date for such milestones. DOE also has the right to terminate the cooperative agreement if we materially fail to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could also provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement (as described below).  Failure to successfully complete the RD&D program would also adversely affect our ability to obtain a loan guarantee and to deploy the American Centrifuge project.

Our failure to meet milestones under the 2002 DOE-USEC Agreement could result in DOE exercising one or more remedies under the 2002 DOE-USEC Agreement.

On June 12, 2012 USEC and DOE entered into an amendment to the Agreement dated June 17, 2002 between DOE and USEC, as amended (the “2002 DOE-USEC Agreement”).  The 2002 DOE-USEC Agreement provides that we will develop, demonstrate and deploy the American Centrifuge technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. As amended, the 2002 DOE-USEC Agreement contains the following milestones:

May 2014 – Successful completion of the American Centrifuge Cascade Demonstration Test Program

June 2014 – Commitment to proceed with commercial operation

November 2014 – Secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million separative work units (“SWU”) per year

July 2017 – Begin commercial American Centrifuge Plant operations

September 2018 – Commercial American Centrifuge Plant annual capacity at 1 million SWU per year

September 2020 – Commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year;

DOE has full remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within our control or was due to our fault or negligence. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer certain of our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. As part of the June amendment to the 2002 DOE-USEC Agreement, we granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all American Centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes completion of the cascade demonstration test program and national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production).  We also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or an affiliate or entity acting through us) are no longer willing or able to proceed with, or has determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology.  Such commercial purposes licenses are subject to payment of a reasonable royalty to us, which shall not exceed $665 million.

DOE’s remedies under the 2002 DOE-USEC Agreement also included recommending that we be removed as the sole U.S. Executive Agent under the Megatons to Megawatts program. The appointment of a substitute or additional executive agent pursuant to the U.S. government’s compliance with the terms of the Executive Agent agreement under which USEC is designated the U.S. Executive Agent would require that all or part of the fixed quantity of LEU available each year under the Russian Contract be provided to the substitute or additional executive agent. This would not only reduce our access to LEU under the Russian Contract, but would also create a significant new competitor, which could impair our ability to meet our existing delivery commitments while reducing our ability to bid for new sales. Reduced access to LEU under the Russian Contract could also increase our costs and reduce our gross profit margins. However, under the 1997 memorandum of agreement, we have the right and obligation to pay for and take delivery of LEU that is to be delivered in the year of the date of termination and in the following year if USEC and TENEX have agreed on a price and quantity. We and TENEX have agreed on price and quantity for 2012.

Any of these actions could have a material adverse impact on our business and prospects. Uncertainty surrounding the milestones under the 2002 DOE-USEC Agreement or the initiation by DOE of any action or proceeding under the 2002 DOE-USEC Agreement could adversely affect our ability to obtain financing for the American Centrifuge project.

Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our convertible notes for cash and trigger a default under our credit facility.

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE’s continued listing criteria relating to minimum share price.  Rule 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, we provided written notice to the NYSE of our intent to cure this deficiency.  We are evaluating our options to cure the price deficiency, including, if our share price continues to trade below $1.00 per share, a reverse stock split, which would require shareholder approval at or prior to our next annual meeting of shareholders.  We have six months from receipt of the notice to regain compliance with the NYSE’s price criteria (or by no later than our next annual meeting of shareholders if shareholder approval is required).  Subject to the NYSE’s rules, during the cure period, our common stock will continue to be listed and trade on the NYSE, subject to our continued compliance with the NYSE’s other applicable listing rules.  However, there can be no assurance that our shares will remain listed on the NYSE or that any reverse stock split that may be completed will increase our share price sufficiently to permit us to continue to satisfy the NYSE’s listing standards.

We can regain compliance at any time during the six-month cure period if on the last trading day of a calendar month during the cure period, USEC has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading-day of that month or on the last day of the cure period.  If we effectuate a reverse stock split vote by no later than the next annual meeting of shareholders to cure the condition, the condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30  trading days.

We also have no assurance that we will continue to be in compliance with other NYSE listing standards.  Our failure to meet any of the following other listing standards of the NYSE could accelerate the NYSE taking actions to delist our common stock from the NYSE: (1) our average market capitalization is less than $50 million over a consecutive 30 trading-day period and, at the same time, our stockholders’ equity is less than $50 million; or (2) our average market capitalization is less than $15 million over a consecutive 30 trading-day period.  Even if we meet the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

A delisting of our common stock by the NYSE and the failure of our common stock to be listed on another national exchange could have significant adverse consequences.  A delisting would likely have a negative effect on the price of our common stock and would impair shareholders’ ability to sell or purchase our common stock.  As of June 30, 2012, we had $530 million of convertible notes outstanding.  A “fundamental change” is triggered under the terms of our convertible notes if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market.  Our receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change.  If a fundamental change occurs under the convertible notes, the holders of the notes can require us to repurchase the notes in full for cash.  We do not have adequate cash to repurchase the notes.  In addition, the occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is an event of default under our credit facility.  Accordingly, our inability to maintain the continued listing of our common stock on the NYSE or another national exchange would have a material adverse effect on our liquidity and financial condition and would likely require us to file for bankruptcy protection.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Second Quarter Issuer Purchases of Equity Securities
			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

April 1 – April 30	20,841	$1.01	-	-
May 1 – May 31	165,192	0.81	-	-
June 1 – June 30	2,637	0.99	-	-
Total	188,670	$0.84	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 188,670 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 3. Defaults Upon Senior Securities

As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at the Company’s election, in cash or in additional shares of Series B-1 preferred. The Company is currently restricted under its credit facility from paying cash dividends. The Company’s board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates of January 1, 2012 and April 1, 2012 and July 1, 2012 and the aggregate arrearage is $8.5 million. The Company has determined to defer declaring any dividends at this time due to the Company’s net loss reported for the year ended December 31, 2011 and for the six months ended June 30, 2012.  In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of June 30, 2012, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $91.5 million ($94.4 million as of July 1, 2012 after taking into account the July 1, 2012 accrued dividend).

Item 6.  Exhibits

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

USEC Inc.

Date: August 1, 2012	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                     Description

10.1	Agreement dated May 15, 2012 between United States Enrichment Corporation and Energy Northwest. (a)

10.2	Supplement No. 1 dated March 2, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (b)

10.3	Supplement No. 2 dated March 2, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (b)

10.4	Supplement No. 3 dated March 2, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (b)

10.5
Amendatory Agreement (Supplement No. 9) dated May 15, 2012 to the Power Contract between the Tennessee Valley Authority and the United States Enrichment Corporation, dated July 11, 2000, as amended. (a)

10.6	Confirmation Letter dated May 15, 2012 between United States Enrichment Corporation and the Tennessee Valley Authority. (a)

10.7
Amendment No. 20, dated June 5, 2012, to Contract dated January 14, 1994 between United States Enrichment Corporation, Executive Agent of the United States of America, and Joint Stock Company “Techsnabexport”, Executive Agent of the Russian Federation. (a)

10.8
Cooperative Agreement dated June 12, 2012 between the U.S. Department of Energy and USEC Inc. and American Centrifuge Demonstration, LLC concerning the American Centrifuge Cascade Demonstration Test Program. (a)

10.9	Contract dated June 12, 2012 between the U.S. Department of Energy and American Centrifuge Demonstration, LLC.

10.10	Modification No. 5 dated June 12, 2012, to the Agreement dated June 17, 2002, between DOE and USEC Inc.

10.11	Summary Sheet for 2012 Non-Employee / Non-Investor Director Compensation.

10.12
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 1, 2012, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 1, 2012 (Commission File number 1-14287).

10.13	USEC Inc. Quarterly Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 19, 2012 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2012, furnished in interactive data file (XBRL) format.

(a)	Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2.

(b)	Includes information previously omitted and filed separately pursuant to confidential treatment under Rule 24b-2.