Form 10-Q
period 2012-09-30
USEC INC
filed 2012-11-01
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, there were 124,189,402 shares of the registrant’s Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the ongoing transition of our business, including uncertainty regarding the transition of the Paducah gaseous diffusion plant and uncertainty regarding continued funding for the American Centrifuge project and the impact of decisions we may make in the near term on our business and prospects; our dependency on the multi-party arrangement with Energy Northwest, the Bonneville Power Administration, the Tennessee Valley Authority and the U.S. Department of Energy (“DOE”) to support enrichment at the Paducah gaseous diffusion plant; the impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects;  the impact and potential duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); the potential impacts of a decision to cease enrichment at Paducah; uncertainty regarding the timing, amount and availability of additional funding for the research, development and demonstration (“RD&D”) program and the dependency of government funding on Congressional appropriations; restrictions in our credit facility on our spending on the American Centrifuge project and the potential for us to demobilize the project;  limitations on our ability to provide any required cost sharing under the RD&D program; our ability through the RD&D program to demonstrate the technical and financial readiness of the centrifuge technology for commercialization; the ultimate success of efforts to obtain a DOE loan guarantee and other financing for the American Centrifuge project and the timing and terms thereof; potential changes in our anticipated ownership of or role in the American Centrifuge project; the impact of actions we have taken or may take to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, and impacts to cost and schedule; the impact of delays in the American Centrifuge project and uncertainty regarding our ability to remobilize the project; the potential for DOE to seek to exercise its remedies under the June 2002 DOE-USEC agreement; risks related to the potential need to restructure the investments by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”), including the potential for immediate termination of the securities purchase agreement governing their investments; the impact of a potential balance sheet restructuring on the holders of our common stock; changes in U.S. government priorities and the availability of government funding, including loan guarantees; uncertainty regarding the continued capitalization of certain assets related to the American Centrifuge Plant and the impact of a potential impairment of these assets on our results of operations; our ability to extend, renew or replace our credit facility that matures on May 31, 2013 and the impact of a failure to timely renew on our ability to continue as a going concern; restrictions in our credit facility that may impact our operating and financial flexibility; our ability to actively manage and enhance our liquidity and working capital and the potential adverse consequences of any actions taken on the long term value of our ongoing operations; our dependence on deliveries of LEU from Russia under a commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”); limitations on our ability to import the Russian LEU we buy under the new supply agreement with Russia (the “Russian Supply Agreement”) into the United States and other countries; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our contracts with the U.S. government, risks related to delays in payment for our contract services work performed for DOE; our subsidiary NAC may not perform as expected; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; risks related to the underfunding of our defined benefit pension plans and the impact of the potential requirement to accelerate the funding of these obligations on our liquidity; the impact of a potential de-listing of our common stock on the NYSE; the impact of potential changes in the ownership of our stock on our ability to realize the value of our deferred tax benefits; the timing of recognition of previously deferred revenue; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011 (“10-K”). Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K, which are available on our website at www.usec.com.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(millions)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$303.3	$37.6
Accounts receivable, net	171.9	162.0
Inventories	1,936.2	1,752.0
Deferred costs associated with deferred revenue	92.6	175.5
Other current assets	57.9	64.8
Total Current Assets	2,561.9	2,191.9
Property, Plant and Equipment, net	1,134.9	1,187.1
Other Long-Term Assets
Deposits for surety bonds	51.7	151.3
Deferred financing costs, net	10.7	12.2
Goodwill	6.8	6.8
Total Other Long-Term Assets	69.2	170.3
Total Assets	$3,766.0	$3,549.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$113.3	$120.1
Payables under Russian Contract	246.3	206.9
Inventories owed to customers and suppliers	1,325.4	870.1
Deferred revenue and advances from customers	170.4	205.2
Credit facility term loan	85.0	85.0
Convertible preferred stock	97.4	88.6
Total Current Liabilities	2,037.8	1,575.9
Long-Term Debt	530.0	530.0
Other Long-Term Liabilities
Depleted uranium disposition	0.2	145.2
Postretirement health and life benefit obligations	215.0	207.8
Pension benefit liabilities	253.9	258.3
Other liabilities	76.9	79.7
Total Other Long-Term Liabilities	546.0	691.0
Commitments and Contingencies (Note 12)
Stockholders’ Equity	652.2	752.4
Total Liabilities and Stockholders’ Equity	$3,766.0	$3,549.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Separative work units	$559.5	$297.9	$1,444.6	$936.7
Uranium	-	21.3	3.6	103.1
Contract services	11.0	55.3	48.6	169.6
Total Revenue	570.5	374.5	1,496.8	1,209.4
Cost of Sales:
Separative work units and uranium	522.8	298.5	1,364.4	974.3
Contract services	10.2	49.1	43.8	161.1
Total Cost of Sales	533.0	347.6	1,408.2	1,135.4
Gross profit	37.5	26.9	88.6	74.0
Advanced technology costs	45.1	26.0	167.6	86.2
Selling, general and administrative	12.8	15.6	42.5	47.8
Special charge for workforce reductions and advisory costs	1.5	-	11.1	-
Other (income)	(34.6)	-	(44.6)	(3.7)
Operating income (loss)	12.7	(14.7)	(88.0)	(56.3)
Interest expense	12.3	0.2	37.7	0.3
Interest (income)	(0.2)	(0.1)	(0.4)	(0.4)
Income (loss) before income taxes	0.6	(14.8)	(125.3)	(56.2)
Provision (benefit) for income taxes	(3.9)	(7.9)	(9.0)	(11.5)
Net income (loss)	$4.5	$(6.9)	$(116.3)	$(44.7)
Net income (loss) per share – basic	$.04	$(.06)	$(.95)	$(.37)
Net income (loss) per share – diluted	$.04	$(.06)	$(.95)	$(.37)
Weighted-average number of shares outstanding:
Basic	122.6	121.3	122.2	120.7
Diluted	122.6	121.3	122.2	120.7

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$4.5	$(6.9)	$(116.3)	$(44.7)
Other comprehensive income, before tax:
Amortization of prior service costs (Note 8)	0.3	0.4	1.1	1.2
Amortization of actuarial losses (Note 8)	6.2	2.9	18.2	8.9
Other comprehensive income, before tax	6.5	3.3	19.3	10.1
Income tax expense related to items of other comprehensive income	(2.4)	(1.2)	(7.0)	(3.7)
Other comprehensive income, net of tax	4.1	2.1	12.3	6.4
Comprehensive income (loss)	$8.6	$(4.8)	$(104.0)	$(38.3)

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net (loss)	$(116.3)	$(44.7)
Adjustments to reconcile net (loss) to net cash provided byoperating activities:
Depreciation and amortization	27.5	40.6
Transfer of machinery and equipment to U.S. Department of Energy	44.6	-
Deferred income taxes	(7.0)	2.2
Other non-cash income on release of disposal obligation	(44.6)	(0.6)
Capitalized convertible preferred stock dividends paid-in-kind	8.8	7.7
Expense of capital assets	2.8	-
Gain on extinguishment of convertible senior notes	-	(3.1)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(9.9)	85.1
Inventories, net – (increase) decrease	271.1	(71.6)
Payables under Russian Contract – increase	39.4	83.6
Deferred revenue, net of deferred costs – increase	91.4	6.5
Accrued depleted uranium disposition – increase (decrease)	(145.0)	14.3
Accounts payable and other liabilities – increase (decrease)	15.3	(0.1)
Other, net	2.4	(12.7)
Net Cash Provided by Operating Activities	180.5	107.2

Cash Flows Provided by (Used in) Investing Activities
Capital expenditures	(3.8)	(130.3)
Deposits for surety bonds – net (increase) decrease	99.6	(3.6)
Net Cash Provided by (Used in) Investing Activities	95.8	(133.9)

Cash Flows Used in Financing Activities
Borrowings under revolving credit facility	123.6	-
Repayments under revolving credit facility	(123.6)	-
Payments for deferred financing costs	(10.1)	(4.7)
Common stock issued (purchased), net	(0.5)	(1.7)
Net Cash (Used in) Financing Activities	(10.6)	(6.4)
Net Increase (Decrease)	265.7	(33.1)
Cash and Cash Equivalents at Beginning of Period	37.6	151.0
Cash and Cash Equivalents at End of Period	$303.3	$117.9
Supplemental Cash Flow Information:
Interest paid, net of amount capitalized	$16.5	$-
Income taxes paid, net of refunds	1.3	2.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(millions)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2011
Balance at December 31, 2010	$12.3	$1,172.8	$329.9	$(57.1)	$(144.1)	$1,313.8
Amortization of actuarial losses and prior service costs, net of tax	-	-	-	-	6.4	6.4
Common stock issued in exchange for convertible senior notes	0.7	40.5	-	-	-	41.2
Restricted and other common stock issued, net of amortization	-	(1.1)	-	6.5	-	5.4
Net (loss)	-	-	(44.7)	-	-	(44.7)
Balance at September 30, 2011	$13.0	$1,212.2	$285.2	$(50.6)	$(137.7)	$1,322.1

Nine Months Ended September 30, 2012
Balance at December 31, 2011	$13.0	$1,212.5	$(210.8)	$(49.4)	$(212.9)	$752.4
Amortization of actuarial losses and prior service costs, net of tax	-	-	-	-	12.3	12.3
Restricted and other common stock issued, net of amortization	-	(12.6)	-	16.4	-	3.8
Net (loss)	-	-	(116.3)	-	-	(116.3)
Balance at September 30, 2012	$13.0	$1,199.9	$(327.1)	$(33.0)	$(200.6)	$652.2

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations.

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2011.

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

2.  ACCOUNTS RECEIVABLE
	September 30, 2012	December 31, 2011
	(millions)
Utility customers	$135.2	$124.2
Contract services, primarily Department of Energy:
Billed revenue	33.5	18.8
Unbilled revenue	3.2	19.0
	36.7	37.8
	$171.9	$162.0

Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $14.3 million at September 30, 2012 and $13.7 million at December 31, 2011.

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

Components of inventories follow (in millions):

	September 30, 2012			December 31, 2011
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net

Separative work units	$969.2	$529.8	$439.4	$1,048.6	$334.7	$713.9
Uranium	958.1	795.6	162.5	690.0	535.4	154.6
Materials and supplies	8.9	-	8.9	13.4	-	13.4
	$1,936.2	$1,325.4	$610.8	$1,752.0	$870.1	$881.9

(a)
Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. USEC’s balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from USEC. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

The decrease in net inventories in the nine months ended September 30, 2012, reflects the high volume of SWU sales during 2012, including orders that USEC and customers have advanced from later in 2012 and from 2013.  On March 13, 2012, USEC entered into an agreement with DOE pursuant to which DOE acquired U.S. origin LEU from USEC in exchange for the transfer of quantities of USEC’s depleted uranium tails to DOE. This transaction also had the effect of reducing inventory levels. The advancement of orders may increase SWU and uranium inventories owed to fabricators to the extent that fabricators do not accelerate their bulk delivery orders from USEC to a corresponding degree, thereby using their other inventories to satisfy USEC’s customer order obligations until future bulk deliveries of LEU from USEC to the fabricators are made.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated values of approximately $2.0 billion at September 30, 2012, and $2.9 billion at December 31, 2011, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 26% decline in quantities and a 9% decline in the uranium spot price indicator. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

4. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2011	Capital Expenditures (Depreciation)	Transfers and Retirements	September 30, 2012
Construction work in progress	$1,111.2	$13.9	$(366.2)	$758.9
Leasehold improvements, machinery and equipment	434.1	0.7	311.6	746.4
	1,545.3	14.6	(54.6)	1,505.3
Accumulated depreciation and amortization	(358.2)	(19.4)	7.2	(370.4)
	$1,187.1	$(4.8)	$(47.4)	$1,134.9

Capital expenditures include items in accounts payable and accrued liabilities at September 30, 2012 for which cash is paid in subsequent periods.

American Centrifuge

USEC is working to deploy the American Centrifuge technology at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Capital expenditures related to the ACP totaled $1.1 billion at September 30, 2012 and December 31, 2011. At December 31, 2011 ACP capital expenditures were primarily included in the construction work in progress balance. Capitalized asset retirement obligations included in construction work in progress totaled $19.3 million at September 30, 2012 and December 31, 2011.

In the fall of 2011, instead of moving forward with a conditional commitment for a loan guarantee for the American Centrifuge project through the DOE Loan Guarantee Program, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the American Centrifuge project. USEC, its subsidiary American Centrifuge Demonstration, LLC, (“ACD”) and DOE entered into a cooperative agreement for the RD&D program on June 12, 2012. Additional details are provided in Note 12 under “American Centrifuge Plant – Project Funding.” Beginning in the fourth quarter of 2011, as a result of the shift in focus of the American Centrifuge project, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, all project costs incurred since the fourth quarter of 2011 have been expensed, including interest expense that previously would have been capitalized. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes, anticipated to begin at the successful completion of the RD&D program.

On June 12, 2012, USEC, through its subsidiary ACD, entered into a contract with DOE to transfer to DOE title to the centrifuge machines and equipment produced or acquired under the RD&D program. The transferred property include specified existing machines and equipment having a cost of $44.6 million that were transferred in the second quarter of 2012, and, at DOE’s option, the machines and equipment produced or acquired under the cooperative agreement.

During the third quarter of 2012 USEC conducted an extensive review of ACP related assets recorded in construction work in progress. As a result of this review, USEC believes that machine manufacturing infrastructure, on a limited production scale, is ready for its intended use. The physical assets are in their planned locations and in the condition necessary for them to be capable of operating in the manner intended, although in a much smaller scale than anticipated during the full commercial plant deployment. During the RD&D program no major additional facilitization is planned that would significantly increase machine manufacturing output through December 2013. During the third quarter of 2012, USEC transferred $303.1 million from construction work in progress and $12.3 million from prepaid assets into leasehold improvements, machinery and equipment based on its belief that machine manufacturing infrastructure, on a limited production scale, is ready for its intended use. The basis of the depreciation will be an allocation over the total cascades to be built as part of the ACP commercial plant deployment.

USEC believes that future cash flows from the ACP will exceed its capital investment. Since USEC believes its capital investment is fully recoverable, no impairment of the balance of capitalized costs is anticipated at this time. USEC will continue to evaluate this assessment as conditions change, including as a result of activities conducted as part of the RD&D program.

Paducah GDP

USEC records leasehold improvements, machinery and equipment at acquisition cost and depreciates these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which has been June 2016 for the Paducah GDP commensurate with the term of the lease agreement. Maintenance and repair costs are charged to production costs as incurred.

USEC believes it will be difficult to continue enrichment at the Paducah GDP beyond the one-year term of the depleted uranium enrichment arrangement and is working with DOE to plan for the transition of the Paducah GDP.  Under the terms of the lease, USEC can terminate the lease prior to June 2016 upon two years’ notice. Also, as USEC’s needs change, USEC can de-lease portions of the property under lease upon 60 days’ notice with DOE’s consent, which cannot be unreasonably withheld.  Once USEC ceases enrichment at the Paducah GDP, for a period of time it will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services.  Therefore several potential de-lease scenarios are being considered and discussed with DOE.

USEC has been in discussions with DOE regarding the transition of the Paducah GDP. In September 2012, USEC provided DOE with a non-binding notice of potential return of certain leased premises and property at the Paducah GDP.  USEC expects to continue its ongoing dialog with DOE and is developing a de-lease schedule for the return of certain leased areas back to DOE in the near-term.

As a result of discussions with DOE and USEC’s belief that it will be difficult to continue enrichment activities at the Paducah GDP through the expiration of the existing lease term, USEC has decided that leasehold improvements, machinery and equipment at the Paducah GDP will be depreciated on an accelerated straight line basis prospectively starting in the fourth quarter of 2012.  Based on internal analysis that provided management’s view of the most likely scenarios, USEC currently does not foresee that the lease term will continue beyond 2014 and will depreciate its existing assets over this timeframe unless facts and circumstances affecting the expected term of the lease change.

In addition, some ongoing activities at the Paducah GDP that have been previously capitalized as part of construction work in progress are now assumed to have a relatively short expected life once placed in service. As such, USEC has expensed $2.8 million to cost of sales in the third quarter of 2012 related to construction work in progress costs that have not yet been placed into service. Going forward, many costs that would have been previously treated as construction work in progress will be treated similar to maintenance and repair costs because of the short expected productive life of the Paducah GDP.

5. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	September 30, 2012	December 31, 2011
	(millions)
Deferred revenue	$105.0	$181.5
Advances from customers	65.4	23.7
	$170.4	$205.2

Deferred costs associated with deferred revenue	$92.6	$175.5

Advances from customers included $20.6 million as of September 30, 2012 and $22.3 million as of December 31, 2011 for services to be provided to DOE or to be applied to existing receivables balances due from DOE in USEC’s contract services segment. DOE funded this work through an arrangement whereby DOE transferred uranium to USEC between the fourth quarter of 2009 and the first quarter of 2011, which USEC immediately sold in the market.

Advances from customers as of September 30, 2012 include $43.1 million representing the balance of $87.7 million of funding to date from DOE under the RD&D program. DOE made the $87.7 million available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which enables USEC to release encumbered funds for investment in the American Centrifuge technology that USEC had otherwise committed to future depleted uranium disposition obligations. In the third quarter of 2012, surety bonds and related collateral deposits were reduced and USEC received cash of $55.6 million. The remaining $32.1 million of encumbered funds are reflected in other long-term assets as of September 30, 2012, and are expected to be received as cash in the fourth quarter of 2012 as the remaining surety bonds and related collateral deposits are reduced. As of September 30, 2012, USEC made qualifying American Centrifuge expenditures under the RD&D program of $55.7 million. DOE’s pro-rata share of 80%, or $44.6 million, is recognized as other income in the nine months ended September 30, 2012.

6. DEBT

Credit Facility

On March 13, 2012, USEC amended and restated its existing $310.0 million credit facility, scheduled to mature on May 31, 2012, to a $235.0 million credit facility that matures on May 31, 2013. The amended and restated credit facility includes a revolving credit facility of $150.0 million (including up to $75.0 million in letters of credit) and a term loan of $85.0 million. The interest rate on the term loan as of September 30, 2012 was 10.5%. Under the amended and restated credit facility, commencing December 3, 2012, the aggregate revolving commitments and term loan principal will be reduced by $5.0 million per month through the expiration of the credit facility.

Utilization of the current credit facility at September 30, 2012 and the former credit facility at December 31, 2011 follows:

	September 30,	December 31,
	2012	2011
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan due May 31, 2013	85.0	-
Term loan due May 31, 2012	-	85.0
Letters of credit	14.9	19.6
Available credit	90.1	205.4

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

The credit facility, as further amended on June 1, 2012, imposes limitations and restrictions on our ability to invest in the American Centrifuge project. Under the amended credit facility, USEC can invest its 20% share of the costs under the RD&D program (up to $75 million) as long as the amount of expenditures reimbursable to USEC under the RD&D program that have not yet been reimbursed does not exceed $50 million. Aggregate American Centrifuge project expenditures from and after June 1, 2012 may not exceed $375 million and the aggregate amount of American Centrifuge project expenditures from and after June 1, 2012 for which USEC is not entitled to reimbursement under the RD&D program may not exceed $75 million (except for spending needed to carry out a project demobilization or to maintain compliance with legal and regulatory requirements under certain circumstances).

The credit facility includes a requirement that, with limited allowances, USEC maintain a ratio of 1.75:1.0 of certain eligible collateral (less reserves) to the amount of the credit facility (the “collateral coverage ratio”).  On September 17, 2012, the credit facility was amended at USEC’s request to modify the definition of the collateral coverage ratio. Under the amended facility, at USEC’s election, for any given monthly compliance period under the credit facility, up to $25 million of USEC’s cash that is held in an account with the administrative agent may be included in the calculation of eligible collateral for purposes of meeting the collateral coverage ratio. Cash that is included at USEC’s election is then restricted and may not be withdrawn by USEC until the next monthly compliance certificate is submitted unless certain conditions for an earlier reduction are met. The amendment provides additional flexibility to USEC to protect the collateral coverage ratio from factors outside of USEC’s control that can affect the value of USEC’s eligible collateral from time to time, such as the timing of sales, the market value of inventory and the timing of shipments of LEU from Russia.

Convertible Senior Notes due 2014

Convertible senior notes amounted to $530.0 million as of September 30, 2012 and December 31, 2011. The convertible senior notes are due October 1, 2014. Interest of 3.0% is payable semi-annually in arrears on April 1 and October 1 of each year. The notes were not eligible for conversion to common stock as of September 30, 2012 or December 31, 2011.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the nine months ended September 30, 2012 follows (in millions):

	December 31, 2011	Additions	Reductions	September 30, 2012
Other current assets:
Bank credit facilities	$2.4	$9.2	$(6.7)	$4.9

Deferred financing costs (long-term):
Convertible notes	$5.5	$-	$(1.4)	$4.1
ACP project	6.7	-	(0.1)	6.6
Deferred financing costs	$12.2	$-	$(1.5)	$10.7

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	-	$302.5	-	$302.5	-	$37.4	-	$37.4
Deferred compensation asset (b)	-	2.7	-	2.7	-	2.3	-	2.3

Liabilities:
Deferred compensation obligation (b)	-	3.0	-	3.0	-	2.6	-	2.6

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

Other Financial Instruments

As of September 30, 2012 and December 31, 2011, the balance sheet carrying amounts for accounts receivable and accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under the commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan due May 31, 2013	$85.0	$93.0	-	-
Credit facility term loan due May 31, 2012	-	-	$85.0	$72.8
Convertible preferred stock	97.4	97.4	88.6	88.6
3.0% convertible senior notes, due October 1, 2014	530.0	219.6	530.0	246.1

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

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefits Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service costs	$3.6	$4.0	$10.9	$12.0	$0.9	$0.7	$2.7	$3.4
Interest costs	12.1	12.6	36.2	37.7	2.7	2.9	8.3	9.0
Expected return on plan assets (gains)	(12.9)	(13.5)	(38.9)	(40.4)	(0.7)	(1.0)	(2.1)	(2.8)
Amortization of prior service costs	0.3	0.4	1.1	1.2	-	-	-	-
Amortization of actuarial losses	5.0	2.2	14.8	6.9	1.2	0.7	3.4	2.0
Curtailment losses	-	-	-	3.2	-	-	-	1.9
Net benefit costs	$8.1	$5.7	$24.1	$20.6	$4.1	$3.3	$12.3	$13.5

USEC expects to contribute $13.6 million to the defined benefit pension plans in 2012, consisting of $12.4 million of required contributions under the Employee Retirement Income Security Act (“ERISA”) and $1.2 million to non-qualified plans. USEC has contributed $12.5 million in the nine months ended September 30, 2012. These expected contribution amounts reflect the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) which reduced the required contributions under ERISA in 2012 by an estimated $10.8 million.

There is no required contribution for the postretirement health and life benefit plans under ERISA, however USEC has contributed $1.4 million in the nine months ended September 30, 2012. No additional contributions are planned for the remainder of 2012. Certain contributions to the plans are recoverable under USEC’s contracts with DOE. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing pension costs related to USEC’s former Portsmouth employees are charged to the LEU segment rather than the contract services segment based on our continuing enrichment operations that support our active and retired employees. These net benefit costs totaled $9.9 million for the nine months ended September 30, 2012 and are directly charged to cost of sales rather than production.

9. STOCK-BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.7	$1.6	$3.2	$6.0
Stock options, performance awards and other	0.1	0.3	0.6	1.1
Less: costs capitalized as part of inventory	-	-	(0.1)	(0.4)
Expense included in selling, general and administrative and advanced technology costs	$0.8	$1.9	$3.7	$6.7
Total recognized tax benefit	$-	$1.2	$-	$4.3

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance in 2012.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period. As of September 30, 2012, there was $3.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $3.2 million relates to restricted shares and restricted stock units, and $0.2 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years.

On February 15, 2012, USEC’s Board of Directors voted to discontinue USEC’s employee stock purchase plan effective immediately. Given the volatility of USEC stock and the holding requirement for all shares purchased through the plan, the Board determined that it was prudent to discontinue the Program and refund all amounts credited to participants’ accounts to date for the offering period January 1, 2012 through June 30, 2012.

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock. In calculating diluted net income per share, the numerator is increased by interest expense on the convertible notes, net of amount capitalized and net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive securities, assuming full conversion, consisting of stock compensation awards, convertible notes, convertible preferred stock and warrants. No dilutive effect is recognized in a period in which a net loss has occurred or in which the assumed conversion effect of convertible securities is antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions)
Numerator:
Net income (loss)	$4.5	$(6.9)	$(116.3)	$(44.7)
Net interest expense on convertible notes and convertible preferred stock dividends (a)	(b)	(c)	(c)	(c)
Net income (loss) if-converted	$4.5	$(6.9)	$(116.3)	$(44.7)

Denominator:
Weighted average common shares	125.2	123.0	124.2	122.4
Less: Weighted average unvested restricted stock	2.6	1.7	2.0	1.7
Denominator for basic calculation	122.6	121.3	122.2	120.7

Weighted average effect of dilutive securities:
Stock compensation awards	-	-	-	2.1
Convertible notes	44.3	44.3	44.3	44.5
Convertible preferred stock:
Equivalent common shares (d)	107.9	25.2	86.7	18.7
Less: share issuance limitation (e)	85.1	2.4	63.9	0.8
Net allowable common shares	22.8	22.8	22.8	17.9
Subtotal	67.1	67.1	67.1	64.5
Less: shares excluded in a period of a net loss or antidilution	67.1	67.1	67.1	64.5
Weighted average effect of dilutive securities	-	-	-	-
Denominator for diluted calculation	122.6	121.3	122.2	120.7

Net income (loss) per share – basic	$.04	$(.06)	$(.95)	$(.37)
Net income (loss) per share – diluted	$.04	$(.06)	$(.95)	$(.37)

(a)
Interest expense on convertible notes and convertible preferred stock dividends net of amount capitalized and net of tax. The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance in 2012. See note (c) below.

(b)
Conversion of the convertible securities is not assumed if the effect is antidilutive.  Net interest expense on convertible notes and convertible preferred stock dividends was $4.9 million in the three months ended September 30, 2012.

(c)
No dilutive effect is recognized in a period in which a net loss has occurred. Net interest expense on convertible notes and convertible preferred stock dividends was $14.4 million in the nine months ended September 30, 2012. There was no net interest expense in the three and nine months ended September 30, 2011.

(d)
The number of equivalent common shares for the convertible preferred stock is based on the arithmetic average of the daily volume weighted average prices per share of common stock for each of the last 20 trading days, and is determined as of the beginning of the period for purposes of calculating diluted net income per share.

(e)
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

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income per share (options and warrants in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options excluded from diluted net income per share	2.8	3.1	2.8	3.1
Warrants excluded from diluted net income per share	6.3	6.3	6.3	6.3
Exercise price of excluded options	$3.72 to	$3.72 to	$3.72 to	$3.72 to
	$14.28	$14.28	$14.28	$14.28
Exercise price of excluded warrants	$7.50	$7.50	$7.50	$7.50

11. WORKFORCE REDUCTIONS AND ADVISORY COSTS

USEC’s business is in a state of significant transition. In early 2012, USEC initiated an internal review of its organizational structure and engaged a management consulting firm to support this review. Costs for the management consulting firm and other advisors totaled $1.1 million in the third quarter of 2012 and $7.1 million in the nine months ended September 30, 2012, and was mostly paid as of September 30, 2012.

Actions taken to-date related to USEC’s organizational structure resulted in workforce reductions at the American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at the headquarters operations located in Bethesda, Maryland and at the central services operations located in Piketon, Ohio. The reductions to-date involved approximately 50 employees including two senior corporate officers. A charge of $0.4 million was incurred in the third quarter of 2012 for a total of $4.0 million in the nine months ended September 30, 2012 for one-time termination benefits consisting of severance payments, short-term health care coverage and immediate vesting of restricted stock and stock options for certain employees. Related cash expenditures of $0.4 million were incurred in the third quarter of 2012 for a total of $3.3 million in the nine months ended September 30, 2012. The remaining cash expenditures are expected in the fourth quarter of 2012. Additional actions affecting employees to align the organization with our evolving business environment are expected.

12. COMMITMENTS AND CONTINGENCIES

Power Contract

On May 15, 2012, the power purchase agreement with the Tennessee Valley Authority (“TVA”) was amended to extend its term and TVA and USEC entered into a supplemental confirmation agreement pursuant to the amended power purchase agreement for USEC to purchase the power needed to operate the Paducah GDP during the one-year term of the depleted uranium enrichment agreement with Energy Northwest.  Under this supplemental agreement, USEC made purchases of electricity during June 2012 through September 2012 at monthly amounts increasing from approximately 750 to 1,250 megawatts and USEC has a take or pay obligation to purchase electricity at approximately 1,500 megawatts for the remaining months of the contract through May 2013, less a 25% reduction in May 2013 to provide a transition in power delivery. Minimum payments under the one-year supplemental agreement and the amended power purchase agreement total approximately $0.5 billion. USEC has the right to terminate its power purchase obligations under the supplemental agreement if Energy Northwest terminates the depleted uranium enrichment agreement, or fails to deliver depleted uranium or to meet its payment obligations, and USEC ceases enrichment at Paducah as a result. In such a case, USEC will agree with TVA on a schedule to reduce to zero over a period of thirty days all power purchases in a manner that ensures safe and reliable operation of Paducah.

American Centrifuge Plant

Project Funding

USEC needs significant additional financing in order to complete the American Centrifuge Plant (“ACP”). USEC believes a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, is essential to obtaining the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  As discussed in Note 4, instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year RD&D program for the project. DOE indicated that USEC’s application for a DOE loan guarantee would remain pending during the RD&D program but has given USEC no assurance that a successful RD&D program will result in a loan guarantee. Additional capital beyond the $2 billion of DOE loan guarantee funding that USEC has applied for and USEC’s internally generated cash flow will be required to complete the project. USEC has had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP. Additional capital will also be needed and the amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee.  USEC has no assurances that it will be successful in obtaining this financing and that the delays the Company has experienced will not adversely affect these efforts. If conditions change and deployment of the ACP becomes no longer probable or becomes delayed significantly from USEC’s current expectations, USEC could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.1 billion. Events that could impact USEC’s views as to the probability of deployment or USEC’s projections include progress in meeting the technical milestones of the RD&D program, the status of continued DOE funding for the RD&D program, changes in USEC’s anticipated ownership of or role in the project, changes in the cost estimate and schedule for the project, prospects for sale and pricing of output from the project, and prospects for obtaining a loan guarantee and other financing needed to deploy the project.

USEC began funding the RD&D program in January 2012 and has been building machines and parts for the demonstration cascade. On June 12, 2012, USEC and DOE entered into a cooperative agreement to provide cost-share funding for the RD&D program. The cooperative agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and USEC’s contribution would be up to $70 million. USEC’s 20% contribution will include investments made by USEC commencing June 1, 2012.  DOE’s contribution will be incrementally funded. The June cooperative agreement provided initial DOE funding of $87.7 million and, on September 30, 2012, Congress passed and the president signed a six-month spending measure that contains additional funding for continued work on the RD&D program at an annual rate for operations of $100 million, which USEC expects to result in $45.72 million of additional funding for the program in the six-month period ending March 31, 2013. The remaining funding from DOE has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE. USEC will continue working with Congress and the administration to fully fund the RD&D program through December 2013, but there is no assurance that this additional funding will be made available.

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

The cooperative agreement also includes five technical milestones for the RD&D program. USEC has achieved both the first technical milestone related to the finalization of a test program plan and the second technical milestone related to the accumulation of 20 machine years of AC100 centrifuge operation at target speed. The remaining three milestones have a milestone date of December 31, 2013, tied to the completion of the RD&D program. DOE has the right to terminate the cooperative agreement if any of the remaining technical milestones are not met on or before December 31, 2013. DOE also has the right to terminate the cooperative agreement if USEC materially fails to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement (as defined below).

In addition, the cooperative agreement contains five non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the remaining three milestones and other program objectives. As of September 30, 2012, USEC had manufactured a sufficient number of AC100 centrifuge machines and attained sufficient centrifuge machine run time to meet two of the performance indicator goals. Although the performance indicators are non-binding, the failure to achieve a performance indicator could cause DOE to take actions that are adverse to USEC.

Milestones under the 2002 DOE-USEC Agreement

On June 12, 2012, USEC and DOE entered into an amendment to the agreement dated June 17, 2002 between DOE and USEC (such agreement, as amended, the “2002 DOE-USEC Agreement”). Under the 2002 DOE-USEC Agreement, USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The agreement provides that USEC will develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. The June 2012 amendment adds two new milestones related to the RD&D program and revises the remaining four milestones under the 2002 DOE-USEC Agreement relating to the financing and operation of the American Centrifuge Plant to be aligned with the RD&D program.

In the June 2012 amendment, USEC also granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes completion of the cascade demonstration test program and national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production).  USEC also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at USEC’s expense for commercial purposes (including a right to sublicense), which may be exercised only if USEC misses any of the milestones under the 2002 DOE-USEC Agreement or if USEC (or an affiliate or entity acting through USEC) is no longer willing or able to proceed with, or has determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology.  Such commercial purposes licenses are subject to payment of an agreed upon royalty rate to USEC, which shall not exceed $665 million in the aggregate.

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

NYSE Listing Notice

On May 8, 2012, USEC received notice from the New York Stock Exchange (“NYSE”) that the average closing price of its common stock was below the NYSE’s continued listing criteria relating to minimum share price.  Rule 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, USEC provided written notice to the NYSE of its intent to cure this deficiency, including, if necessary through a reverse stock split. USEC had six months from receipt of the notice to regain compliance with the NYSE’s price criteria or by no later than USEC’s next annual meeting of shareholders if shareholder approval is required as is the case with a reverse stock split. USEC does not expect to cure the price deficiency prior to November 8, 2012 and so intends to seek shareholder approval for a reverse stock split at its next annual meeting of shareholders. If USEC’s shareholders approve the reverse stock split and USEC effectuates the reverse stock split to cure the condition, the condition will be deemed cured if USEC’s closing share price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.  Subject to the NYSE’s rules, during the cure period, USEC’s common stock will continue to be listed and trade on the NYSE, subject to its continued compliance with the NYSE’s other applicable listing rules. USEC is currently in compliance with all other NYSE listing rules.

Potential ERISA Section 4062(e) Liability

USEC is currently in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of USEC’s de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE’s new decontamination and decommissioning (“D&D”) contractor on September 30, 2011.  USEC notified the PBGC of this occurrence and the PBGC has informally advised USEC of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition could exceed $100 million. USEC has informed the PBGC that it does not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). USEC also disputes the amount of the PBGC’s preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, USEC believes that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, USEC has not reached a resolution with the PBGC and USEC has no assurance that the PBGC will agree with it or will not pursue a requirement for it to accelerate funding or take other actions to provide security. USEC could also face a potential significantly greater liability related to a future decision to discontinue activities at Paducah.

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, cash flows or financial condition.

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against USEC by a former Portsmouth GDP employee claiming that USEC owes severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE decontamination and decommissioning (“D&D”) contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. On October 11, 2012, the United States District Court granted USEC’s motion to dismiss the complaint and dismissed Plaintiffs’ motion for class certification as moot.  The plaintiff has 30 days to appeal.  USEC has not accrued any amounts for this matter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions)
Revenue
LEU segment:
Separative work units	$559.5	$297.9	$1,444.6	$936.7
Uranium	-	21.3	3.6	103.1
	559.5	319.2	1,448.2	1,039.8
Contract services segment	11.0	55.3	48.6	169.6
	$570.5	$374.5	$1,496.8	$1,209.4

Segment Gross Profit
LEU segment	$36.7	$20.7	$83.8	$65.5
Contract services segment	0.8	6.2	4.8	8.5
Gross profit	37.5	26.9	88.6	74.0
Advanced technology costs	45.1	26.0	167.6	86.2
Selling, general and administrative	12.8	15.6	42.5	47.8
Special charge for workforce reductions and advisory costs	1.5	-	11.1	-
Other (income) (a)	(34.6)	-	(44.6)	(3.7)
Operating income (loss)	12.7	(14.7)	(88.0)	(56.3)
Interest expense (income), net	12.1	0.1	37.3	(0.1)
Income (loss) before income taxes	$0.6	$(14.8)	$(125.3)	$(56.2)

(a)	Other income in the three and nine months ended September 30, 2012 consists of pro-rata cost sharing support from DOE for partial funding of American Centrifuge activities. See Note 5.

Other income in the nine months ended September 30, 2011 includes a gain on debt extinguishment of $3.1 million in connection with USEC’s exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties presented in Part II, Item 1A of this report and Part I, Item 1A of the annual report on Form 10-K for the year ended December 31, 2011.

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

•
are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts, and have a 10-year contract to buy LEU from Russia beginning in 2013;

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

We produce or acquire LEU from two principal sources. We produce about half of our supply of LEU at the Paducah GDP in Paducah, Kentucky, and we acquire the other portion under a contract with Russia (the “Russian Contract”) under the Megatons to Megawatts program. Under the Russian Contract, we purchase the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. By the end of 2013, we will be completing the highly successful 20-year Megatons to Megawatts program. In 2011, we entered into a 10-year contract (the “Russian Supply Agreement”) to maintain access to Russian LEU supplies following the completion of the Russian Contract.

Our View of the Business Today

The nuclear fuel industry and USEC specifically continue to be affected by the aftermath of the March 2011 earthquake and tsunami in Japan that irreparably damaged four nuclear reactors at Fukushima. Long-term forecasts indicate growth in nuclear power reactors and thus an increase over time in uranium enrichment demand, but the impact of Fukushima has resulted in excess supply of low enriched uranium. Although two reactors were restarted in Japan during the third quarter, the regulatory process for restarting reactors has taken longer than expected and more than 50 reactors were off-line in Japan and Germany during 2012.  The Japanese government has created the Nuclear Regulation Authority to oversee its nuclear power industry. New draft safety guidelines are expected in the first half of 2013 but Japanese officials have said additional reactor startups are not expected before next summer. These prolonged outages have resulted in excess SWU supply in the market, and this imbalance between supply and demand for LEU could increase over time depending on the length and severity of delays or cancellations of deliveries. In addition to the shutdown of reactors in Japan, following the events at Fukushima, Germany shut down eight of its reactors and announced that it will be phasing out all 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, our European competitors that serve the German reactors now have excess nuclear fuel available to sell, further adding to the excess supply in the market. Published spot price indicators for SWU fell during the third quarter and are down 11% for the year through September 30, 2012. Based on the current lack of near-term demand, excess supply in the market and uncertainty regarding the pace of restarting reactors in Japan, we foresee an unfavorable imbalance between supply and demand for LEU until at least the second half of the decade.

These market conditions have challenged our business, including efforts to continue enrichment at the Paducah GDP. On May 15, 2012, we entered into a multi-party arrangement with Energy Northwest, the Bonneville Power Administration, the Tennessee Valley Authority and DOE to support a one-year extension of enrichment at the Paducah plant. Additional details are provided below under “Paducah Gaseous Diffusion Plant.”

We believe that nuclear power is an essential component of the world’s electricity generation mix. There is a global fleet of approximately 430 nuclear reactors that provide about 14% of the world’s electricity. The United States has the largest number of reactors with 104 operating units that provide approximately 20% of the nation’s electricity. We see continued growth in the number of nuclear power reactors internationally. According to the World Nuclear Association (“WNA”), 64 reactors are being built and several more are ready to begin construction. Twenty six units are expected to begin initial operations by the end of 2013. Completing all of the reactors currently under construction would add about 7 million SWU of annual demand, or a 14% increase to annual demand for enrichment. WNA currently estimates approximately 500 more reactors that have been proposed or planned will be built by 2030. In China alone, two dozen new units are being built and another 50 reactors are in the planning stage. However, our competitors have been expanding their enrichment capacity to meet this anticipated demand so we are facing an increasingly competitive enrichment market.

We have been working to deploy a highly efficient centrifuge plant in Piketon, Ohio to meet the global need for nuclear fuel, provide a path to long-term profitability for our shareholders and assure that the United States has a domestically owned and operated source of uranium enrichment. We are working on a research, development and demonstration (“RD&D”) program for our American Centrifuge technology under a cost-sharing arrangement with DOE. On June 12, 2012, we finalized a cooperative agreement with DOE that provided the initial phase of cost-share funding for the program and, on September 30, 2012, the president signed legislation that includes additional funding for ongoing work on the RD&D program. We are building roughly 10 AC-100 centrifuge machines each month and the first two program milestones have been achieved. Additional details are provided below under “The American Centrifuge Plant.”

By the end of 2013, we will also be completing the highly successful 20-year Megatons to Megawatts program which has provided half of our LEU supply in recent years. In 2011, we entered into a 10-year contract to maintain access to Russian LEU supplies and to assist in the transition from the Paducah GDP to the American Centrifuge Plant (“ACP”). Additional details are provided below under “Russian Supply Transition.”

This period of transition from the gaseous diffusion technology used at the Paducah plant to the American Centrifuge technology will be challenging for USEC as we face significant competitive and cost pressures. We expect there to be a transition period of several years, until the ACP is in commercial operations, during which we are no longer enriching uranium but are making sales from our existing inventory and our future purchases under the Russian Supply Agreement.  As we look to transition Paducah, we are seeking to minimize the  period of transition until we have a new source of domestic U.S. enrichment production.  We expect to continue discussions with customers regarding our existing backlog, which includes ACP sales agreements, some of which must be revised to reflect our anticipated supply sources during that transition period.  We are also developing a commercialization plan for the ACP following the completion of the RD&D program.

As we prepare to cease enrichment at Paducah, we still need to attract and retain highly skilled workers to deploy the American Centrifuge technology. We are also addressing the size of our corporate support structure as we expect to sell significantly less SWU during this transition period and have taken initial steps to reduce costs.  We are also evaluating how best to manage the potential costs associated with ceasing enrichment and ultimately transitioning out of Paducah, including how to address our pension and postretirement health and life benefit plan funding obligations and how to minimize other ongoing costs.  In light of the uncertainties and challenges facing us and our desire to improve our credit profile and our ability to successfully finance the American Centrifuge project, we may pursue discussions with certain creditors and key stakeholders regarding ways to improve our capital structure. We are currently working with our advisors in developing options for a possible restructuring of our balance sheet.

Organizational Structure Review

During 2011, the company reduced the number of total employees by approximately one-third as we concluded much of the government contract services work being performed at the former Portsmouth gaseous diffusion plant and most of those employees transitioned to DOE’s decontamination and decommissioning contractor at the site.

In early 2012, we initiated an internal review of our organizational structure and expect to reduce significantly the size of our workforce and corporate-wide organization costs over time. The reductions to-date involved approximately 50 employees including two senior corporate officers. Charges totaling $4.0 million were incurred in the first nine months of 2012 for one-time termination benefits including severance payments and short-term health care coverage.

Additional actions affecting employees to align the organization with our evolving business environment are expected, which could result in additional charges. We continue to evaluate opportunities to streamline corporate overhead and anticipate potential workforce reductions at our Paducah site as our operations transition over time. We will also be working to assure that the company has adequate resources to execute and complete the RD&D program and prepare for commercial deployment of our American Centrifuge technology.

Paducah Gaseous Diffusion Plant

Over the past decade, we have taken steps to improve operations at the Paducah GDP and the facility has been running at peak efficiency in recent years. These efforts, however, cannot overcome the inherent costs of substantial amounts of electricity required by the gaseous diffusion technology. Our competitors have all shifted to lower-cost centrifuge enrichment operations and the oversupply of LEU in the market makes continued commercial enrichment at the Paducah GDP difficult.

On May 15, 2012, pursuant to a multi-party arrangement with (1) Energy Northwest, a West Coast power supplier, (2) the Bonneville Power Administration (“BPA”), a federal agency within DOE, (3) the Tennessee Valley Authority (“TVA”), a federally owned corporation and supplier of power to the Paducah plant, and (4) DOE, we entered into an agreement to enrich depleted uranium at the Paducah GDP.  The volume of enrichment under this arrangement is sufficient to support a one-year extension of enrichment at the Paducah GDP through May 31, 2013.  Under the agreements that are part of this arrangement, DOE is providing high-assay depleted uranium hexafluoride, also known as tails, to Energy Northwest. Energy Northwest has contracted with USEC to enrich the tails into low enriched uranium. We have received approximately 90% of the tails at the Paducah GDP as of the end of September 2012. Energy Northwest will use a portion of the low enriched uranium for its Columbia Nuclear Generating Station and will sell the remainder of the U.S.-origin low enriched uranium to TVA. The fuel will be used in TVA’s reactors, including reactors that are used to produce tritium, a vital component for maintaining the U.S. nuclear deterrent. TVA is supplying the power for the enrichment under a supplemental confirmation agreement pursuant to the existing USEC-TVA power contract.

We are engaged in ongoing discussions with DOE regarding the future of the Paducah GDP and the transition of Paducah. Although we will continue to look for ways to economically extend Paducah enrichment, our contract with Energy Northwest under the multi-party arrangement expires on May 31, 2013. As noted above, absent a significant increase in demand for low enriched uranium from the GDP, we believe it will be difficult to continue enrichment at the Paducah GDP beyond the term of this contract.  We expect to continue to work with DOE to achieve an orderly transition of Paducah, as described below under “LEU Segment–Paducah GDP Transition”.

We have already made regulatory submittals to the NRC to support the de-lease of a portion of the Paducah GDP and return of certain areas currently leased to DOE and expect to be taking additional actions over the next several months as our planning continues. Under our lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant. Ceasing enrichment at the Paducah GDP could have a material adverse effect on our business and prospects. For a discussion of the potential implications of ceasing enrichment at Paducah, see Item 1A, “Risk Factors” of this report and our 2011 Annual Report on Form 10-K.

The American Centrifuge Plant

We are working to deploy the American Centrifuge technology, a highly efficient uranium enrichment gas centrifuge technology. The American Centrifuge technology requires 95% less electricity to produce low enriched uranium on a per SWU unit basis than our existing gaseous diffusion technology. The American Centrifuge technology is a disciplined evolution of classified U.S. centrifuge technology originally developed by DOE and successfully demonstrated during the 1980s. We are working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. This new facility would provide us with a long term competitive source of uranium enrichment.

As of September 30, 2012, we have invested approximately $2.3 billion in the American Centrifuge program, which includes $1.2 billion charged to expense over several years for technology development and demonstration. We began construction of the ACP in May 2007 after being issued a construction and operating license by the NRC. We have operated centrifuges as part of our lead cascade test program for more than 120 machine years since August 2007. Through the lead cascade test program, we demonstrate the performance of centrifuge machines, demonstrate the reliability of machine components, obtain data on machine-to-machine interactions, verify cascade performance models under a variety of operating conditions, and obtain operating experience for our plant operators and technicians. Data from this testing program has provided valuable assembly, operating and maintenance information, as well as operations experience for the American Centrifuge Plant staff. This experience gives us confidence in the performance of our technology, and provides operating data and expertise for future commercial deployment.

We need significant additional financing in order to complete the ACP.  We applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008.  Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a research, development and demonstration (“RD&D”) program. DOE indicated that our application for a DOE loan guarantee would remain pending during the RD&D program but has given us no assurance that a successful RD&D program will result in a loan guarantee. Additional capital beyond the $2 billion of DOE loan guarantee funding that we have applied for and our internally generated cash flow will be required to complete the project. We have had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP. Additional capital will also be needed and the amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee. However, we have no assurances that we will be successful in obtaining this financing or that the delays we have experienced will not adversely affect these efforts.

The objectives of the RD&D program are (1) to demonstrate the American Centrifuge technology through the construction and operation of a cascade of 120 commercial centrifuge machines and (2) to sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge project. This includes activities to reduce the risks and improve the future prospects of deployment of the American Centrifuge technology. USEC intends to meet these objectives through the construction and operation of one complete demonstration cascade and supporting infrastructure. This will enable us to demonstrate redundancy of the primary cascade support systems for commercial plant operation and to complete integrated testing against operational requirements.

June 2012 Cooperative Agreement with DOE

We began funding the RD&D program in January 2012 and have been building machines and parts for the demonstration cascade.  On June 12, 2012, we and DOE entered into a cooperative agreement to provide cost-share funding for the RD&D program. The agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 having a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. The cooperative agreement will be incrementally funded. The June cooperative agreement provided initial DOE funding of $87.7 million and, on September 30, 2012, Congress passed and the president signed a six-month spending measure that contains additional funding for continued work on the RD&D program at an annual rate for operations of $100 million, which we expect to result in $45.72 million of additional funding for the program in the six-month period ending March 31, 2013. The remaining funding from DOE has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE. We will continue working with Congress and the administration to fully fund the RD&D program through December 2013, but there is no assurance that this additional funding will be made available.

DOE provided the initial $87.7 million of funding by accepting title to quantities of depleted uranium that enabled us to release encumbered funds. We received $55.6 million of the cash in the third quarter of 2012 as the surety bonds and related cash deposits providing the financial assurance for disposition of this depleted uranium were reduced. The remainder is expected to be received in the fourth quarter of 2012.

Under the cooperative agreement, we and our newly created subsidiary American Centrifuge Demonstration, LLC (“ACD”) will carry out the RD&D program. ACD has put in place a program management and enhanced program execution structure as required by the cooperative agreement.  On July 23, 2012, we entered into a limited liability company agreement for ACD which, among other things, established a board of managers in accordance with the enhanced program execution structure.  The seven-person board is comprised of two independent managers, two managers appointed by USEC, and one manager appointed by each of Babcock & Wilcox Technical Services Group, Inc., Toshiba America Nuclear Energy Corporation and Exelon Generation Company, LLC.

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

The first two technical milestones have been achieved and certified by DOE. The remaining three milestones above have a milestone date of December 31, 2013, tied to the completion of the RD&D program. In addition, the cooperative agreement also contains five non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the remaining three milestones and other program objectives. As of September 30, 2012, we had manufactured a sufficient number of AC100 centrifuge machines and attained sufficient centrifuge machine run time to meet two of the performance indicator goals.

During the RD&D program we have built AC100 centrifuge machines and conditioned them with uranium gas in our existing lead cascade. Under the agreed upon test program referenced in the first milestone above, we expect to continue to operate AC100 machines in the lead cascade until construction activities for the new Demonstration Cascade require suspension of machine operations in the first half of 2013. This period will allow removal of existing cascade support equipment, construction of new infrastructure equipment and integrated systems testing. Manufacture and assembly of AC100 machines will also continue during this period and through the end of the program. Centrifuge operations and testing will continue at our test facility in Oak Ridge during this construction period. Once the new equipment is installed and tested, 120 AC100 machines will be installed and operated in a commercial plant configuration.

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

On June 12, 2012, through our subsidiary ACD, we also entered into a contract with DOE to transfer to DOE title to the centrifuge machines and equipment produced or acquired under the RD&D program. The transferred property includes some existing machines and equipment and, at DOE’s option, the machines and equipment produced or acquired under the cooperative agreement.  DOE will make the transferred property available for no additional fee as leased personal property under the lease agreement between DOE and USEC for the facilities at Piketon, Ohio for the American Centrifuge Plant, and at financial closing on the financing for the construction of the American Centrifuge plant, title to the transferred property will transfer to the lessee under and in accordance with the terms of the lease agreement. If we abandon the centrifuge technology and return the premises leased under the DOE lease agreement, DOE will keep the transferred property and would be responsible for its disposal.

Amendment to the June 2002 DOE-USEC Agreement

On June 12, 2012 USEC and DOE entered into an amendment (the “2002 Agreement Amendment”) to the Agreement dated June 17, 2002 between DOE and USEC, as amended (the “2002 DOE-USEC Agreement”).  The 2002 DOE-USEC Agreement provides that we will develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. The 2002 Agreement Amendment adds two new milestones and revises the remaining four milestones under the 2002 DOE-USEC Agreement relating to the financing and operation of the American Centrifuge Plant. These milestone dates are not intended to be representative of management’s view of an updated schedule for deployment of the American Centrifuge plant but are a result of negotiations with DOE. During the RD&D program, we will be developing a comprehensive cost estimate and revised schedule for the American Centrifuge project that would form the basis for an update to our loan guarantee application to DOE. The 2002 Agreement Amendment provides that we will submit a revised plan to DOE covering the milestones after November 2014 on or before the date we submit a notice of commitment to proceed with commercial operations, and DOE and USEC will discuss adjustment of these remaining milestones as may be appropriate based on this revised plan.

•	The following two new milestones were added:

May 2014 – Successful completion of the American Centrifuge Cascade Demonstration Test Program

June 2014 – Commitment to proceed with commercial operation

•	The remaining milestones were extended as follows:

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

September 2018 – Commercial American Centrifuge Plant annual capacity at 1 million SWU per year

September 2020 – Commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year;

•
A portion of our obligations under Article 3 of the 2002 DOE-USEC Agreement (relating to deployment of advanced enrichment technology) may be carried out by ACD as appropriate for ACD to perform in implementing the RD&D program;

•
We also granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all American Centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes completion of the cascade demonstration test program and national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production); and

•
We also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or an affiliate or entity acting through us) is no longer willing or able to proceed with, or has determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology.  Such commercial purposes licenses are subject to payment of an agreed upon royalty rate to us, which shall not exceed $665 million in the aggregate.

Project Spending

The execution of the cooperative agreement in June 2012 satisfied the requirement of our credit facility that we shall have entered into a definitive agreement with DOE for the RD&D program in order to continue spending on the American Centrifuge project. Under the credit facility, we can invest our 20% share of the costs under the RD&D program as long as the amount of expenditures reimbursable to us under the RD&D program that have not yet been reimbursed does not exceed $50 million. In addition to restrictions under our credit facility, continued spending on the ACP remains subject to our available liquidity, additional DOE funding under the RD&D program, our willingness to invest further in the project absent funding commitments to complete the project, our ability following the RD&D program to obtain a DOE loan guarantee and additional capital, and other risks related to the deployment of the ACP.

Beginning with the fourth quarter of 2011, with the shift in focus to the RD&D program, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Our spending beginning in the fourth quarter of 2011 relates primarily to development and maintenance activities rather than capital asset creation. We also are expensing costs under the RD&D program as incurred. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes, anticipated to begin at the successful completion of the RD&D program.

Russian Supply Transition

We expect to complete our purchases under the 20-year Megatons to Megawatts program in 2013. After that time, the limited quotas imposed under terms of an international agreement with Russia and U.S. law will increase so that Russia will be able to sell LEU directly into the United States equal to approximately 20% of the U.S. demand from 2014 through 2020, with additional quantities eligible to be imported for use in the initial fueling of new U.S. reactors.

Under the terms of our 2011 supply agreement with TENEX (the “Russian Supply Agreement”), we will purchase Russian LEU over a 10-year period commencing in 2013. Unlike the Megatons to Megawatts program, the quantities supplied under the Russian Supply Agreement will come from Russia’s commercial enrichment activities rather than from down blending of excess Russian weapons material. Under the terms of the agreement, the supply of LEU to USEC will increase until it reaches a level in 2015 that includes a quantity of SWU equal to approximately one-half the level currently supplied by TENEX to USEC under the Megatons to Megawatts program. Beginning in 2015, TENEX and USEC also may mutually agree to increase the purchases of SWU by certain additional optional quantities of SWU up to an amount equal to the amount we now purchase each year under the Megatons to Megawatts program. The LEU that we obtain from TENEX under the Russian Supply Agreement will be subject to quotas and other restrictions applicable to commercial Russian LEU that do not apply to LEU supplied to USEC under the Megatons to Megawatts program, which could adversely affect our ability to sell the commercial Russian LEU that we purchase under the new agreement. Absent amendments to the quotas, most of the LEU supplied to us by TENEX under the new agreement will have to be supplied to foreign customers for fabrication into fuel outside the United States. Deliveries under the Russian Supply Agreement are expected to continue through 2022.  We will purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. The pricing terms for SWU under the  agreement are based on a mix of market-related price points and other factors.

The Russian Supply Agreement provides us continued access to an important part of our existing supply mix and will become increasingly important as we transition Paducah enrichment operations. We are currently working on putting in place the logistics needed to implement this contract and adjust to this new source of supply.

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

As a result of the lack of near-term demand due to the impacts of the events in Japan on the market, we have not been able to replace many of the order advancements that we have done in the past with additional sales, which has the effect of reducing our sales backlog. We are seeing increased price competition as our competitors lower their prices to sell excess supply created by current market conditions. This has adversely affected our near-term sales efforts, and unless market conditions improve or we lower our prices to compete with this excess supply, we could see a reduction to our sales backlog over time. We are also seeing the effects of current market conditions on our existing contractual relationships with customers as customers seek to limit their obligations under existing contracts that are at prices above market. Uncertainties regarding the continuation of enrichment at the Paducah plant and the American Centrifuge project are also having a negative effect on our backlog as our sales are a function of our future supply, including potential supply from enrichment at the Paducah plant and from the American Centrifuge Plant. In addition, some contractual terms associated with sales included in our backlog may need to be revised to reflect our anticipated supply sources, which could result in changes to our backlog. Looking out into the second half of this decade and beyond, we expect an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog. However, the amount of any demand and our ability to capture that demand and the pricing is uncertain.

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators by several years. Following are TradeTech’s long-term and spot SWU price indicators, the long-term price for uranium hexafluoride (“UF6”), as calculated by USEC using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:

	September 30,	December 31,	September 30,
	2012	2011	2011
SWU:
Long-term price indicator ($/SWU)	$140.00	$148.00	$155.00
Spot price indicator ($/SWU)	125.00	140.00	146.00
UF6:
Long-term price composite ($/KgU)	176.13	176.13	181.36
Spot price indicator ($/KgU)	130.00	143.25	144.00

Uranium can be acquired for sale by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we may vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment, resulting in excess uranium that we can sell. Most of our inventories of uranium available for sale have been sold in prior years as reflected in decreased uranium sales in the nine months ended September 30, 2012 as compared to the prior period, and we expect uranium sales to have less of an impact on earnings going forward.

In a number of sales transactions, title to uranium or LEU is transferred to the customer and USEC receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require USEC to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU at USEC’s facilities. In such cases, recognition of revenue does not occur at the time title to uranium or LEU transfers to the customer but instead is deferred until LEU to which the customer has title is physically delivered. The proportion of uranium sales to SWU sales comprising the deferred revenue balance has declined as uranium sales have declined.

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

The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance (refer to “Liquidity and Capital Resources – Financial Assurance and Related Liabilities”).  However, under the depleted uranium enrichment agreement entered into with Energy Northwest to enrich DOE’s depleted uranium tails commencing June 1, 2012, we do not take title to the depleted uranium generated from the enrichment of DOE’s depleted uranium and therefore do not incur costs for its disposition and do not need to provide any financial assurance. In addition, under the cooperative agreement with DOE for the RD&D program, DOE’s cost-share is provided by DOE accepting title to quantities of our depleted uranium tails, which has enabled us to reduce our financial assurance and release encumbered funds.

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

On May 15, 2012, as part of the multi-party arrangement with Energy Northwest, BPA, TVA and DOE, the power purchase agreement with TVA was amended to extend its term and TVA and USEC entered into a supplemental confirmation agreement pursuant to the amended power purchase agreement for us to purchase the power needed to operate the Paducah GDP during the one-year term of the depleted uranium enrichment agreement.  Under this supplemental agreement, we made purchases of electricity during June 2012 through September 2012 at monthly amounts increasing from approximately 750 to 1,250 megawatts and we have a take or pay obligation to purchase electricity at approximately 1,500 megawatts for the remaining months of the contract through May 2013, less a 25% reduction in May 2013 to provide a transition in power delivery. We have the right to terminate these power purchase obligations under the supplemental agreement if Energy Northwest terminates the depleted uranium enrichment agreement, or fails to deliver depleted uranium or to meet its payment obligations, and we cease enrichment at Paducah as a result.

Our purchase costs under the TVA power contract have been subject to monthly fuel cost adjustments to reflect changes in TVA’s fuel costs, purchased-power costs, and related costs. Effective June 1, 2012, although a portion of our purchases under the amended TVA contract continue to be subject to a fuel cost adjustment, the fuel cost adjustment is included in the power price component of our sales price billed to Energy Northwest under the depleted uranium enrichment agreement. Prior to the amended TVA contract, the fuel cost adjustment imposed an average increase over base contract prices of about 10% in the first five months of 2012, 12% in 2011 and 10% in 2010.

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

Paducah GDP Transition

We record leasehold improvements, machinery and equipment at acquisition cost and depreciate these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which has been June 2016 for the Paducah GDP commensurate with the term of the lease agreement. Maintenance and repair costs are charged to production costs as incurred.

As described above under “Paducah Gaseous Diffusion Plant,” we believe it will be difficult to continue enrichment at the Paducah GDP beyond the one-year term of the depleted uranium enrichment arrangement and are working with DOE to plan for the transition of the Paducah GDP. Under the terms of the lease, we can terminate the lease prior to June 2016 upon two years’ notice. Also, as our needs change, we can de-lease portions of the property under lease upon 60 days’ notice with DOE’s consent, which cannot be unreasonably withheld. Once we cease enrichment at the Paducah GDP, for a period of time we will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services.  Therefore several potential de-lease scenarios are being considered and discussed with DOE.

We have been in discussions with DOE regarding the transition of the Paducah GDP.  In September 2012, we provided DOE with a non-binding notice of potential return of certain leased premises and property at the Paducah GDP. We plan on having an ongoing dialog with DOE and are developing a de-lease schedule for the return of certain leased areas back to DOE in the near-term.

As a result of discussions with DOE and our belief that it will be difficult to continue enrichment at the Paducah GDP through the expiration of the existing lease term, we have decided that leasehold improvements, machinery and equipment at the Paducah GDP will be depreciated on an accelerated straight line basis prospectively starting in the fourth quarter of 2012.  Based on internal analysis that provided our view of the most likely scenarios, we currently do not foresee that the lease term will continue beyond 2014 and will depreciate our existing assets over this timeframe unless facts and circumstances affecting the expected term of the lease change.  We expect cost of sales to increase in the range of $1.8 million – $2.7 million per quarter based on this prospective change in useful life.

In addition, some ongoing activities at the Paducah GDP that have been previously capitalized as part of construction work in progress are now assumed to have a relatively short expected life once placed in service. As such, we are expensing in the current period $2.8 million to cost of sales related to construction work in progress costs that have not yet been placed into service. Going forward, many costs that would have been previously treated as construction work in progress will be treated similar to maintenance and repair costs because of the short expected productive life of the Paducah GDP.

We also have significant inventories of SWU and uranium at the Paducah GDP and these inventories are valued at the lower of cost or market. We compare our inventory cost against market prices and if our inventory costs were to exceed market prices, we could be required to record an inventory impairment.

In addition, as of September 30, 2012, we have accrued liabilities for lease turnover costs related to the Paducah GDP of approximately $43 million included in our other long-term liabilities. The lease turnover could be accelerated, depending on the transition schedule, and considered as a current liability if we were to terminate the lease prior to the current expiration date or begin to return portions of leased areas to DOE.

Depending on the finalization of a transition plan with DOE, we could also expect to incur significant costs in connection with ceasing enrichment at Paducah, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans. These costs could place significant demands on our liquidity and we are evaluating alternatives to manage these potential costs.

Depending on the transition of Paducah, we could de-lease the Paducah GDP except for certain portions used for ongoing operations such as shipping and handling, inventory management and site services, including deliveries to customers of our inventory of LEU and handling of Russian material through 2013 under the Russian Contract, or beyond under the Russian Supply Agreement. We are currently evaluating what portions of Paducah would be needed for ongoing operations if we do not continue enrichment and the most cost-effective manner of conducting those operations to minimize our ongoing maintenance costs. However, we may not be able to achieve the desired cost savings in the timeframe we expect. For example, we must factor in the need and cost of maintaining facilities in order to handle our inventory as we plan to transition Paducah. As of September 30, 2012, these inventories include approximately $1.3 billion of inventories owed to customers and suppliers that consist primarily of inventories owed to fabricators.  These inventories are awaiting delivery to fabricators under delivery optimization arrangements between USEC and domestic fabricators, the timing of transfer of which is uncertain. These inventories have been increasing and could continue to increase to the extent that fabricators continue to use their other inventories to satisfy our customer order obligations.  In addition, we have no assurance that DOE would accept the areas that we wish to de-lease on a schedule that would be cost efficient.

Contract Services Segment

Revenue from Contract Services

We perform services and earn revenue from contract work through our subsidiary NAC and from limited contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site. USEC ceased uranium enrichment at the Portsmouth GDP, located in Piketon, Ohio, in 2001. Over the past decade, we maintained the Portsmouth site and performed services under contract with DOE. On September 30, 2011, contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to the decontamination and decommissioning (“D&D”) contractor selected by DOE for the site. Consequently, on September 30, 2011, we ceased providing government contract services at the portion of the Portsmouth site related to the former GDP. We will continue to provide some limited services to DOE and its contractors at the Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment, however, has decreased significantly and is now comprised primarily of revenue generated by NAC.

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

Contract Services Receivables

Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations. DOE historically has not approved our provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003 through 2010. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

Our consolidated balance sheet includes receivables, net of valuation allowances, from DOE or DOE contractors of $36.7 million as of September 30, 2012. Of the $36.7 million, $3.2 million represents revenue recorded for amounts not yet billed due to the absence of approved billing rates referenced above (referred to as unbilled receivables). Past due receivables from DOE or DOE contractors were $46.0 million at September 30, 2012. On December 2, 2011, we submitted to the DOE contracting officer a certified claim for $11.2 million under the Contract Disputes Act (“CDA”) for payment of breach-of-contract amounts due to DOE’s failure to timely approve provisional billing rates equaling unreimbursed costs for the periods through December 31, 2009. In a letter dated June 1, 2012, DOE’s Contracting Officer denied this claim. In addition, on February 16, 2012, we submitted a second certified claim for $9.0 million under the CDA related to the 2010 historical period. On May 8, 2012, we submitted a third certified claim for $17.8 million under the CDA related to the 2011 historical period. In a letter dated August 15, 2012, DOE’s Contracting Officer denied these additional claims and we have one year to appeal the denial to the U.S. Court of Federal Claims.

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

Advanced Technology Costs

American Centrifuge

USEC is working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. Costs relating to the American Centrifuge technology are charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. As of September 30, 2012, cumulative project costs totaled $2.3 billion.

Costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs historically have included NRC licensing of the American Centrifuge Demonstration Facility in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility. As of September 30, 2012, cumulative project costs charged to expense totaled $1.2 billion.

Capitalized costs relating to the American Centrifuge technology have included NRC licensing of the commercial plant, engineering activities, construction of AC100 centrifuge machines and equipment, process and support equipment, leasehold improvements and other costs directly associated with the commercial plant. As of September 30, 2012, cumulative project costs capitalized totaled $1.1 billion, including capitalized interest of $100.5 million, prepayments to suppliers for services not yet performed of $9.7 million, accrued asset retirement obligations of $19.3 million and $7.8 million of accrued costs.

In addition, we have deferred financing costs of approximately $6.6 million for costs related to the ACP project, such as loan guarantee application fees paid to DOE and third-party costs. Deferred financing costs related to the DOE Loan Guarantee Program will be amortized over the life of the loan or, if USEC does not receive a loan, charged to expense.

Instead of moving forward with a conditional commitment for a loan guarantee for the American Centrifuge project through the DOE Loan Guarantee Program, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the American Centrifuge project. Additional details are provided above under “The American Centrifuge Plant.”   As a result of the shift in focus of the American Centrifuge project, beginning in the fourth quarter of 2011, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, beginning with the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes.

We believe that future cash flows generated by the ACP will exceed our capital investment and our capital investment is more likely than not to be fully recoverable. We will continue to evaluate this assessment as conditions change, including as a result of activities conducted as part of the RD&D program. If conditions change, including if the current path to commercial deployment were no longer probable or our anticipated role in the project were changed, we could expense up to the full amount of previously capitalized costs related to the ACP of up to $1.1 billion. Events that could impact our views as to the probability of deployment or our projections include progress in meeting the technical milestones of the RD&D program, the status of continued DOE funding for the RD&D program, changes in USEC’s anticipated ownership of or role in the project, changes in the cost estimate and schedule for the project, prospects for sale and pricing of output from the project, and prospects for obtaining a loan guarantee and other financing needed to deploy the project.

Risks and uncertainties related to the financing, construction and deployment of the American Centrifuge Plant and the continued capitalization of the ACP capital investment and potential for a valuation allowance are described in Item 1A, “Risk Factors” of our 2011 Annual Report on Form 10-K.

MAGNASTOR®

Advanced technology costs also include research and development efforts undertaken by NAC, relating primarily to its MAGNASTOR/MAGNATRAN dual-purpose spent fuel dry storage and transportation technology. NAC continues to seek license amendments for the expanded use of the storage technology (MAGNASTOR) and is pursuing NRC certification of the transportation portion of the system, MAGNATRAN.

Results of Operations – Three and Nine months Ended September 30, 2012 and 2011

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

The following table presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2012	2011	Change	%
LEU segment
Revenue:
SWU revenue	$559.5	$297.9	$261.6	88%
Uranium revenue	-	21.3	(21.3)	(100)%
Total	559.5	319.2	240.3	75%
Cost of sales	522.8	298.5	(224.3)	(75)%
Gross profit	$36.7	$20.7	$16.0	77%

Contract services segment
Revenue	$11.0	$55.3	$(44.3)	(80)%
Cost of sales	10.2	49.1	38.9	79%
Gross profit	$0.8	$6.2	$(5.4)	(87)%

Total
Revenue	$570.5	$374.5	$196.0	52%
Cost of sales	533.0	347.6	(185.4)	(53)%
Gross profit	$37.5	$26.9	$10.6	39%

	Nine Months Ended September 30,
	2012	2011	Change	%
LEU segment
Revenue:
SWU revenue	$1,444.6	$936.7	$507.9	54%
Uranium revenue	3.6	103.1	(99.5)	(97)%
Total	1,448.2	1,039.8	408.4	39%
Cost of sales	1,364.4	974.3	(390.1)	(40)%
Gross profit	$83.8	$65.5	$18.3	28%

Contract services segment
Revenue	$48.6	$169.6	$(121.0)	(71)%
Cost of sales	43.8	161.1	117.3	73%
Gross profit	$4.8	$8.5	$(3.7)	(44)%

Total
Revenue	$1,496.8	$1,209.4	$287.4	24%
Cost of sales	1,408.2	1,135.4	(272.8)	(24)%
Gross profit	$88.6	$74.0	$14.6	20%

Revenue

Revenue from the LEU segment increased $240.3 million in the three months and $408.4 million in the nine months ended September 30, 2012, compared to the corresponding periods in 2011. The volume of SWU sales increased 83% in the three-month period and 50% in the nine-month period reflecting the variability in timing of utility customer orders including orders that USEC and customers have advanced from later in 2012 and from 2013. The average price billed to customers for sales of SWU increased 3% in both the three and nine month periods reflecting the particular contracts under which SWU were sold during the periods. Uranium sales declined significantly in both the three and nine month periods since most of our inventories of uranium available for sale have been sold in prior years and we expect this trend to continue.

Revenue from the contract services segment declined $44.3 million in the three months and $121.0 million in the nine months ended September 30, 2012, compared to the corresponding periods in 2011. Contract service revenues at the Portsmouth site declined $37.3 million (or 98%) in the three-month period and $118.5 million (or 98%) in the nine-month period as this work was transferred to DOE’s new D&D contractor over the course of 2011. Revenues by NAC decreased $7.7 million in the three-month period and increased $0.6 million in the nine-month period primarily as a result of timing in sales related to dry cask storage systems.

Cost of Sales

Cost of sales for the LEU segment increased $224.3 million in the three months and $390.1 million in the nine months ended September 30, 2012, compared to the corresponding periods in 2011, due to higher SWU sales volumes and unit costs, partially offset by lower uranium sales volumes. Cost of sales per SWU was 2% higher in the three months and 1% higher in the nine months ended September 30, 2012, compared to the corresponding periods in 2011.

Cost of sales was reduced during the current periods for revisions to prior accrued amounts related to estimated disposal costs for depleted uranium, property taxes and power prepayments related to enrichment operations. These accrued estimated amounts had been previously included in our production costs and included in SWU inventory. The total reduction to cost of sales recognized in the nine months ended September 30, 2012 was approximately $26.2 million. In addition, prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing pension costs related to our former Portsmouth employees are charged to the LEU segment rather than the contract services segment based on our continuing enrichment operations that support our active and retired employees. These net benefit costs totaled $9.9 million for the nine months ended September 30, 2012 and are directly charged to cost of sales rather than production. Additionally, $2.8 million of costs previously capitalized as part of construction work in progress were charged to expense in the third quarter of 2012 based on a short expected life once placed in service at the Paducah GDP. Excluding the effects of these items, cost of sales per SWU was approximately 2% higher in the nine months ended September 30, 2012 compared to the corresponding period in 2011. Although unit production costs declined in the three and nine months ended September 30, 2012, compared to the corresponding periods in 2011 (described below), the SWU unit cost is negatively impacted by the carryforward effect of higher production and purchase costs from prior years.

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

Production costs declined $23.0 million (or 13%) in the three months ended September 30, 2012, compared to the corresponding period in 2011, reflecting a 6% decline in volume and an 8% decline in the unit production cost. Production in the quarter consisted of depleted uranium enrichment under the one-year multi-party arrangement with Energy Northwest, the Bonneville Power Administration, TVA and DOE. Effective June 1, 2012, although our purchase costs under our power contract with TVA continue to be subject to a fuel cost adjustment, the fuel cost adjustment is included in the power price component of our sales price billed to Energy Northwest under the depleted uranium enrichment agreement. The average cost per megawatt hour declined 10% in the three months ended September 30, 2012, compared to the corresponding period in 2011.

 Production costs increased $6.4 million (or 1%) in the nine months ended September 30, 2012, compared to the corresponding period in 2011. Production volume increased 6% as we purchased supplemental power from TVA in the first two quarters of 2012 that had been deferred from 2011. We had agreed with TVA to ramp down power purchases in 2011 to summer operation levels earlier than planned due to flood conditions near the Paducah plant and to purchase the deferred power in the first quarter of 2012. The unit production cost declined 5% in the nine-month period, reflecting the lower unit production cost under the depleted uranium enrichment program and increased production volumes in the first two quarters. The average cost per megawatt hour declined 3% in the nine-month period reflecting lower unit power costs commencing in June 2012 under the amended TVA power contract, partially offset by higher TVA fuel cost adjustments and the fixed, annual increase in the TVA contract price for the first five months of 2012.

We purchase approximately 5.5 million SWU per year under the Russian Contract. Purchase costs for the SWU component of LEU under the Russian Contract increased $10.5 million in the nine months ended September 30, 2012 compared to the corresponding period in 2011, reflecting a 2% increase in the market-based unit purchase cost.

Cost of sales for the contract services segment declined $38.9 million in the three months and $117.3 million in the nine months ended September 30, 2012, compared to the corresponding periods in 2011, primarily reflecting reduced contract services work at Portsmouth in connection with the transition of Portsmouth site contract service workers to DOE’s D&D contractor.

Gross Profit

Gross profit increased $10.6 million in the three months ended September 30, 2012, compared to the corresponding period in 2011. Our gross profit margin was 6.6% in the three months ended September 30, 2012 compared to 7.2% in the corresponding period in 2011. Gross profit for the LEU segment increased $16.0 million in the three-month period primarily due to higher SWU sales volume.

Gross profit increased $14.6 million in the nine months ended September 30, 2012, compared to the corresponding period in 2011. Our gross profit margin was 5.9% in the nine months ended September 30, 2012 compared to 6.1% in the corresponding period in 2011. Gross profit for the LEU segment increased $18.3 million in the nine-month period due to higher SWU unit gross profits and sales volumes, partially offset by lower uranium sales volumes.

Gross profit for the contract services segment declined $5.4 million in the three months and $3.7 million in the nine months ended September 30, 2012 following the completion of Portsmouth site contract service work in the prior periods. Gross profit for NAC declined $0.6 million in the three months and increased $1.6 million in the nine months ended September 30, 2012.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2012	2011	Change	%
Gross profit	$37.5	$26.9	$10.6	39%
Advanced technology costs	45.1	26.0	(19.1)	(73)%
Selling, general and administrative	12.8	15.6	2.8	18%
Special charge for workforce reductions and advisory costs	1.5	-	(1.5)	-
Other (income)	(34.6)	-	34.6	-
Operating income (loss)	12.7	(14.7)	27.4	186%
Interest expense	12.3	0.2	(12.1)	(6050)%
Interest (income)	(0.2)	(0.1)	0.1	100%
Income (loss) before income taxes	0.6	(14.8)	15.4	104%
Provision (benefit) for income taxes	(3.9)	(7.9)	(4.0)	(51)%
Net income (loss)	$4.5	$(6.9)	$11.4	165%

	Nine Months Ended September 30,
	2012	2011	Change	%
Gross profit	$88.6	$74.0	$14.6	20%
Advanced technology costs	167.6	86.2	(81.4)	(94)%
Selling, general and administrative	42.5	47.8	5.3	11%
Special charge for workforce reductions and advisory costs	11.1	-	(11.1)	-
Other (income)	(44.6)	(3.7)	40.9	1105%
Operating (loss)	(88.0)	(56.3)	(31.7)	(56)%
Interest expense	37.7	0.3	(37.4)	(12467)%
Interest (income)	(0.4)	(0.4)	-	-
(Loss) before income taxes	(125.3)	(56.2)	(69.1)	(123)%
Provision (benefit) for income taxes	(9.0)	(11.5)	(2.5)	(22)%
Net (loss)	$(116.3)	$(44.7)	$(71.6)	(160)%

Advanced Technology Costs

Advanced technology costs increased $19.1 million in the three months and $81.4 million in the nine months ended September 30, 2012, compared to the corresponding periods in 2011. Beginning with the start of the fourth quarter of 2011, all American Centrifuge project costs incurred have been expensed. Capitalization of expenditures related to the American Centrifuge project has ceased until commercial plant deployment resumes. Additionally, an expense of $44.6 million was incurred in the second quarter of 2012 related to the title transfer of previously capitalized American Centrifuge machinery and equipment to DOE as provided in the cooperative agreement with DOE for the RD&D program.

Advanced technology costs include expenses by NAC of $0.6 million in the nine months ended September 30, 2012 and $1.1 million in the corresponding period in 2011 to develop and expand its MAGNASTOR storage technology and its transportation counterpart, MAGNATRAN.

Selling, General and Administrative

Selling, general and administrative expenses declined $2.8 million in the three months and $5.3 million in the nine months ended September 30, 2012, compared to the corresponding periods in 2011, reflecting lower salary and other compensation costs and lower consulting costs.

Special Charge for Workforce Reductions and Advisory Costs

Our business is in a state of significant transition. In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support this review. Costs for the management consulting firm and other advisors totaled $1.1 million in the third quarter of 2012 and $7.1 million in the nine months ended September 30, 2012.

Actions taken to-date related to our organizational structure resulted in workforce reductions at the American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at the headquarters operations located in Bethesda, Maryland and at the central services operations located in Piketon, Ohio. The reductions to-date involved approximately 50 employees including two senior corporate officers. A charge of $0.4 million was incurred in the third quarter of 2012 for a total of $4.0 million in the nine months ended September 30, 2012 for one-time termination benefits consisting of severance payments, short-term health care coverage and immediate vesting of restricted stock and stock options for certain employees. Additional actions affecting employees to align the organization with our evolving business environment are expected.

Other (Income)

We entered into a cooperative agreement with DOE in June 2012 for pro-rata cost sharing support for continued American Centrifuge activities with a total estimated spending in the initial phase of $109.6 million. DOE made $87.7 million of initial funding available by taking the disposal obligation for a specific quantity of depleted uranium from USEC, which releases encumbered funds for investment in the American Centrifuge technology that we had otherwise committed to future depleted uranium disposition obligations. As of September 30, 2012, USEC made qualifying American Centrifuge expenditures of $55.7 million. DOE’s pro-rata share of 80%, or $44.6 million, is recognized as other income in the nine months ended September 30, 2012.

In January 2011, we executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange, we recognized a gain on debt extinguishment of $3.1 million in the first quarter of 2011.

Interest Expense

Interest expense increased $12.1 million in the three months and $37.4 million in the nine months ended September 30, 2012, compared to the corresponding periods in 2011. Beginning with the fourth quarter of 2011, all ACP related project costs incurred have been expensed, including interest expense that previously would have been capitalized. In the nine months ended September 30, 2011, interest costs of $32.8 million were capitalized. Interest expense in the first quarter of 2012 included $1.4 million of previously deferred financing costs related to the former credit facility that were expensed in connection with the amended and restated credit facility obtained in March 2012. Additionally, we incurred interest expense in the first two quarters of 2012 on borrowings under the revolving credit facility.

Provision (Benefit) for Income Taxes

The income tax benefit was $3.9 million in the three months and $9.0 million in the nine months ended September 30, 2012. In the fourth quarter of 2011, a full valuation allowance was recorded against deferred tax assets that is expected to continue in 2012.  During 2012, any jurisdictions with losses, for which we do not expect to recognize a tax benefit, are excluded from the overall effective tax rate, thus limiting a comparison of effective tax rates from year to year. Included in the nine months ended September 30, 2012 income tax benefit is $7.1 million related to other comprehensive income, $2.3 million related to prior year tax benefits as a result of filing the 2011 net operating loss carryback claim, and $0.8 million tax benefit for the reversal of previously accrued amounts associated with liabilities for unrecognized benefits.  Offsetting these tax benefits is $1.2 million related to jurisdictions where we expect to owe income tax this year.

Net Income (Loss)

Net income increased $11.4 million ($0.10 per share) in the three months ended September 30, 2012, compared to the corresponding period in 2011, reflecting after-tax effects of higher gross profits in the LEU segment and DOE’s pro-rata cost sharing support for the RD&D program included in other income, partially offset by interest expense that previously would have been capitalized.

The net loss increased $71.6 million ($0.58 per share) in the nine months ended September 30, 2012, compared to the corresponding period in 2011, reflecting the factors described above as well as an increase in ACP related project costs being expensed including the expense of machinery and equipment in the second quarter associated with the USEC-DOE cooperative agreement. Additional factors negatively impacting net income include the after-tax effects of the special charges related to review of our organizational structure in the current year.

2012 Outlook Reiterated

We are reiterating the guidance provided in the second quarter, with a small upward adjustment to cash flow from operations. Specifically, we anticipate total revenue of approximately $1.95 billion and a gross profit margin of 7%. Below the gross profit line, we expect advanced technology expense of approximately $250 million in 2012, including the transfer of certain assets to DOE valued at $44.6 million in June 2012. Under the 80%/20% cost share with DOE for the RD&D program in place since June 1, 2012, we expect to report other income of approximately $105 million to offset the advanced technology expense.  Although we expect to report a gross profit, the advanced technology expense, interest expense and special charges are expected to result in a loss for 2012 of roughly $100 million.

We expect cash flow from operations to be approximately $60 million compared to $30 million in our second quarter guidance.  We anticipate that our cash balance at December 31, 2012 will exceed $200 million.

Liquidity and Capital Resources

We expect our cash balance, internally generated cash from our LEU operations and services provided by our contract services segment, and available borrowings under our revolving credit facility will provide sufficient cash to meet our needs for at least 12 months.  This assumes the repayment of our $85 million term loan when due in May 2013 and the renewal of our revolving credit facility at approximately the same level of availability as at the time of renewal. The renewal of our credit facility in March 2012 and the multi-party arrangement entered into in May 2012 have significantly improved our liquidity view from what was reported in our annual report on Form 10-K for the year ended December 31, 2011.

However, we continue to be engaged in a number of efforts that could have significant consequences for our business and our liquidity. We are in discussions with DOE regarding the transition of Paducah and could determine not to continue enrichment after the expiration of the one-year agreement with Energy Northwest that expires in May 2013.  As described under “Paducah GDP Transition”, we could incur significant costs in connection with ceasing enrichment at Paducah, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans, and we are evaluating alternatives to manage these potential costs.  We could also have significant ongoing maintenance costs associated with the disposition of our inventory. As described below under “Defined Benefit Plan Funding”, we are also currently in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of our de-lease of the Portsmouth gaseous diffusion plant and related transition of employees on our defined benefit plan funding obligations. In addition, DOE has not yet authorized funding sufficient to complete the RD&D program and we could demobilize the American Centrifuge project if additional funding for the RD&D program is not obtained.  We could also take actions to restructure the project that could result in changes in our anticipated ownership of or role in the project.  These actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity. In light of the uncertainties and challenges facing us and our desire to improve our credit profile and our ability to successfully finance the American Centrifuge project, we may pursue discussions with certain creditors and key stakeholders regarding ways to improve our capital structure. We are currently working with our advisors in developing options for a possible restructuring of our balance sheet.

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

The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to concerns raised by the March 2011 events in Japan have affected supply and demand for LEU.   Based on the current lack of near-term demand, excess supply in the market and uncertainty regarding the pace of restarting reactors in Japan, we foresee an unfavorable imbalance between supply and demand for LEU until at least the second half of the decade. This imbalance could increase over time depending on the length and severity of delays or cancellations of deliveries. We are seeing increased price competition as our competitors lower their prices to sell excess supply created by current market conditions. This has adversely affected our near-term sales efforts, and unless market conditions improve or we lower our prices to compete with this excess supply, we could see a reduction to our sales backlog over time. We are also seeing the effects of current market conditions on our existing contractual relationships with customers as customers seek to limit their obligations under existing contracts that are at prices above market. Uncertainties regarding the continuation of enrichment at the Paducah plant and the American Centrifuge project are also having a negative effect on our backlog as our sales are a function of our future supply, including potential supply from enrichment at the Paducah plant, from purchases of commercial LEU from Russia under the Russian Supply Agreement and from the American Centrifuge Plant. We expect to continue discussions with customers regarding our existing backlog, which includes ACP sales agreements, some of which must be revised to reflect our anticipated supply sources during the transition period before the ACP begins commercial operations. Looking out into the second half of this decade and beyond, we expect an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog. However, the amount of any demand and our ability to capture that demand and the pricing is uncertain.

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

Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the RD&D program for the project. USEC began funding the RD&D program in January 2012 and has been building machines and parts for the demonstration cascade. On June 12, 2012, USEC and DOE entered into a cooperative agreement to provide cost-share funding for the RD&D program. The agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 having a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and USEC’s contribution would be up to $70 million. USEC’s 20% contribution includes investments made by USEC commencing June 1, 2012.  DOE’s contribution will be incrementally funded. The June cooperative agreement provided initial DOE funding of $87.7 million and, on September 30, 2012, Congress passed and the president signed a six-month spending measure that contains additional funding for continued work on the RD&D program at an annual rate for operations of $100 million, which we expect to result in $45.72 million of additional funding for the program in the six-month period ending March 31, 2013. The remaining funding from DOE has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE. We will continue working with Congress and the administration to fully fund the RD&D program through December 2013, but there is no assurance that this additional funding will be made available.

Under the June cooperative agreement, USEC will provide cost sharing equal to 20% of the allowable costs of $109.6 million of the RD&D program through November 30, 2012, or $21.9 million.  USEC will also provide 20% cost sharing of additional allowable costs of the RD&D program as additional DOE funding is authorized.  We expect our cash funding obligations under the RD&D program to be approximately $4 million per month for the remainder of 2012. DOE provided the initial $87.7 million of funding by accepting title to quantities of depleted uranium that enables USEC to release encumbered funds for approximately 80% of the allowable costs of the RD&D program up to $87.7 million. We receive the cash as the surety bonds and related cash deposits providing the financial assurance for disposition of this depleted uranium are reduced.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2012	2011
Net Cash Provided by Operating Activities	$180.5	$107.2
Net Cash Provided By (Used in) Investing Activities	95.8	(133.9)
Net Cash (Used in) Financing Activities	(10.6)	(6.4)
Net Increase (Decrease) in Cash and Cash Equivalents	$265.7	$(33.1)

Operating Activities

Our LEU segment provided positive cash flow in the nine months ended September 30, 2012 based on the timing of customer orders and deliveries. Inventories declined $271.1 million in the nine-month period due to monetization of inventory produced in the prior year. The net loss of $116.3 million in the nine-month period, net of non-cash charges including depreciation and amortization, and the expense associated with the title transfer of previously capitalized American Centrifuge machinery and equipment to DOE as provided in the June 2012 cooperative agreement with DOE for the RD&D program, was a use of cash flow. The net loss includes ACP project costs that are now being expensed.

Investing Activities

Capital expenditures were $3.8 million in the nine months ended September 30, 2012, compared with $130.3 million in the corresponding period in 2011. Capital expenditures in the prior period are principally associated with the American Centrifuge Plant. Beginning with the fourth quarter of 2011, all project costs incurred have been expensed. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes, anticipated to begin at the successful completion of the RD&D program. Capital expenditures include prepayments made to suppliers under existing agreements for materials and services not yet provided. Cash collateral deposits of $99.6 million were returned to us following the transfer of certain depleted uranium to DOE in connection with the March 2012 uranium transfer agreement and the June 2012 cooperative agreement to provide cost-share funding for the RD&D program. The remaining pending amounts of $32.1 million are expected to be returned during the fourth quarter of 2012.

Financing Activities

Borrowings and repayments under the revolving credit facility totaled $123.6 million in the nine months ended September 30, 2012, and the peak amount outstanding was $32.3 million. Cash payments of $10.1 million were made for financing costs.

There were 125.2 million shares of common stock outstanding at September 30, 2012, compared with 123.2 million at December 31, 2011, an increase of 2.0 million shares (or 1.6%).

Working Capital
	September 30,	December 31,
	2012	2011
	(millions)
Cash and cash equivalents	$303.3	$37.6
Accounts receivable, net	171.9	162.0
Inventories, net	610.8	881.9
Credit facility term loan	(85.0)	(85.0)
Convertible preferred stock	(97.4)	(88.6)
Other current assets and liabilities, net	(379.5)	(291.9)
Working capital	$524.1	$616.0

Defined Benefit Plan Funding

We expect to contribute $13.6 million to its defined benefit pension plans in 2012, consisting of $12.4 million of required contributions under the Employee Retirement Income Security Act (“ERISA”) and $1.2 million to non-qualified plans. We have contributed $12.5 million in the nine months ended September 30, 2012. These expected contribution amounts reflect the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) which reduced the required contributions under ERISA in 2012 by an estimated $10.8 million. There is no required contribution for the postretirement health and life benefit plans under ERISA, however we have contributed $1.4 million in the nine months ended September 30, 2012. No additional contributions are planned for the remainder of 2012. Certain contributions to the plans are recoverable under our contracts with DOE. We receive federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

In addition to these contributions, we could be required to accelerate funding or take other actions under ERISA Section 4062(e). We are currently in discussions with the PBGC regarding the impact of our de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE’s new decontamination and decommissioning (“D&D”) contractor on September 30, 2011.  We notified the PBGC of this occurrence and the PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition could exceed $100 million. We have informed the PBGC that we do not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). We also dispute the amount of their preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, we have not reached a resolution with the PBGC and we have no assurance that the PBGC will agree with us or will not pursue a requirement for us to accelerate funding or take other actions to provide security. We could also face a potential significantly greater liability related to a future decision to discontinue activities at Paducah.

Capital Structure and Financial Resources

At September 30, 2012, our debt consisted of a term loan of $85.0 million due May 31, 2013 under our credit facility and $530.0 million in 3.0% convertible senior notes due October 1, 2014.

The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. We are restricted under our credit facility from repurchasing the notes for cash.

Our debt to total capitalization ratio was 52% at September 30, 2012 and 48% at December 31, 2011, including convertible preferred stock which is classified as a liability.

On March 13, 2012, we amended and restated our existing $310.0 million credit facility, scheduled to mature on May 31, 2012, to a $235.0 million credit facility that matures on May 31, 2013. The amended and restated credit facility includes a revolving credit facility of $150.0 million (including up to $75.0 million in letters of credit) and a term loan of $85.0 million. Under the amended and restated credit facility, commencing December 3, 2012, the aggregate revolving commitments and term loan principal will be reduced by $5.0 million per month through the expiration of the credit facility.

Utilization of the current credit facility at September 30, 2012 and the former credit facility at December 31, 2011 follows:

	September 30,	December 31,
	2012	2011
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan due May 31, 2013	85.0	-
Term loan due May 31, 2012	-	85.0
Letters of credit	14.9	19.6
Available credit	90.1	205.4

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

The interest rate for the term loan was 10.5% as of September 30, 2012.

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

The credit facility is available to finance working capital needs and general corporate purposes.  The credit facility, as further amended on June 1, 2012, imposes limitations and restrictions on our ability to invest in the American Centrifuge project. Under the amended credit facility, we can invest our 20% share of the costs under the RD&D program (up to $75 million) as long as the amount of expenditures reimbursable to us under the RD&D program that have not yet been reimbursed does not exceed $50 million. Aggregate American Centrifuge project expenditures from and after June 1, 2012 may not exceed $375 million and the aggregate amount of American Centrifuge project expenditures from and after June 1, 2012 for which we are not entitled to reimbursement under the RD&D program may not exceed $75 million, subject to the following exceptions:

•	If we demobilize the American Centrifuge project, we may pay the costs and expenses of such demobilization in accordance with a plan previously submitted to the agent for the lenders.

•
If, as part of DOE’s exercise or remedies under the RD&D program, we are required to transfer the American Centrifuge project or the RD&D program assets, in whole or in part, to DOE or its designee, we may spend as needed to maintain compliance with legal and regulatory requirements, but may not spend more than $5 million of proceeds of the revolving loans on such expenses.

•	We may not spend any proceeds of revolving loans on American Centrifuge expenses if a default or event of default has occurred.

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

The credit facility includes a requirement that, with limited allowances, we maintain a ratio of 1.75:1.0 of certain eligible collateral (less reserves) to the amount of the credit facility (the “collateral coverage ratio”).  On September 17, 2012, the credit facility was amended at our request to modify the definition of the collateral coverage ratio. Under the amended facility, at our election, for any given monthly compliance period under the credit facility, up to $25 million of our cash that is held in an account with the administrative agent may be included in the calculation of eligible collateral for purposes of meeting the collateral coverage ratio. Cash that is included at our election is then restricted and may not be withdrawn by us until the next monthly compliance certificate is submitted unless certain conditions for an earlier reduction are met. The amendment provides us additional flexibility to protect the collateral coverage ratio from factors outside of our control that can affect the value of our eligible collateral from time to time, such as the timing of sales, the market value of inventory and the timing of shipments of low enriched uranium (“LEU”) from Russia.

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

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the nine months ended September 30, 2012 follows (in millions):

	December 31, 2011	Additions	Reductions	September 30, 2012
Other current assets:
Bank credit facilities	$2.4	$9.2	$(6.7)	$4.9

Deferred financing costs (long-term):
Convertible notes	$5.5	$-	$(1.4)	$4.1
ACP project	6.7	-	(0.1)	6.6
Deferred financing costs	$12.2	$-	$(1.5)	$10.7

NYSE Listing Notice

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE’s continued listing criteria relating to minimum share price.  Rule 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, we provided written notice to the NYSE of our intent to cure this deficiency, including, if necessary through a reverse stock split.  We had six months from receipt of the notice to regain compliance with the NYSE’s price criteria or by no later than our next annual meeting of shareholders if shareholder approval is required as is the case with a reverse stock split. We do not expect to cure the price deficiency prior to November 8, 2012 and so we intend to seek shareholder approval for a reverse stock split at our next annual meeting of shareholders. If our shareholders approve the reverse stock split and we effectuate the reverse stock split to cure the condition, the condition will be deemed cured if our closing share price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.  Subject to the NYSE’s rules, during the cure period, our common stock will continue to be listed and trade on the NYSE, subject to our continued compliance with the NYSE’s other applicable listing rules.  We are currently in compliance with all other NYSE listing rules.

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

The financial assurance in place for depleted uranium and stored wastes is based on the quantity of depleted uranium and waste at the end of the prior year plus expected depleted uranium generated over the current year. The financial assurance in place as of December 31, 2011 was based on depleted uranium expected to be generated through the potential expiration of our power contract in May 2012. Under the depleted uranium enrichment agreement entered into with Energy Northwest to enrich DOE’s depleted uranium tails commencing June 1, 2012, we do not take title to the depleted uranium generated from the enrichment of DOE’s depleted uranium and therefore do not incur costs for its disposition and do not need to provide any financial assurance.

On March 13, 2012, we entered into an agreement with DOE pursuant to which DOE acquired U.S. origin LEU from us in exchange for the transfer of quantities of our depleted uranium tails to DOE.  This enabled us to receive encumbered funds of approximately $44 million in June 2012 that were previously provided as financial assurance for the disposition of such depleted uranium.

Under the June 2012 cooperative agreement with DOE for the RD&D program, DOE provided the initial $87.7 million of funding by accepting title to quantities of depleted uranium that enables us to release encumbered funds for approximately 80% of the allowable costs of the RD&D program up to $87.7 million. In the third quarter of 2012, surety bonds and related collateral deposits were reduced and we received cash of $55.6 million. The remaining $32.1 million of encumbered funds are expected to be received as cash in the fourth quarter of 2012 as the remaining surety bonds and related collateral deposits are reduced.

The amount of financial assurance needed for D&D of the American Centrifuge Plant is dependent on construction progress and decommissioning cost projections. The estimates of completed construction activities supporting the decommissioning funding plan are based on projected percent completion of activities as defined in the baseline construction schedule.

As part of our license to operate the American Centrifuge Plant, we provide the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future commercial centrifuge operations. Since machines operated as part of the RD&D program and as part of the lead cascade are operated in recycle mode, depleted uranium is not generated from these operations.

A summary of financial assurance, related liabilities and cash collateral follows (in millions):

	Financial Assurance		Long-Term Liability
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Depleted uranium disposition	$67.7	$220.2	$0.2	$145.2
Decontamination and decommissioning of American Centrifuge	23.0	22.2	22.6	22.6
Other financial assurance	30.5	35.0

Total financial assurance	$121.2	$277.4
Letters of credit	14.9	19.6
Surety bonds	106.3	257.8

Cash collateral deposit for surety bonds	$51.7	$151.3

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

Contractual Obligations Update

On May 15, 2012, the power purchase agreement with TVA was amended to extend its term and TVA and USEC entered into a supplemental confirmation agreement pursuant to the amended power purchase agreement for us to purchase the power needed to operate the Paducah GDP during the one-year term of the depleted uranium enrichment agreement with Energy Northwest.  Under this supplemental agreement, we made purchases of electricity during June 2012 through September 2012 at monthly amounts increasing from approximately 750 to 1,250 megawatts and we have a take or pay obligation to purchase electricity at approximately 1,500 megawatts for the remaining months of the contract through May 2013, less a 25% reduction in May 2013 to provide a transition in power delivery. Minimum payments under the one-year supplemental agreement and the amended power purchase agreement total approximately $0.5 billion. A portion of our fuel purchases are subject to monthly fuel cost adjustments to reflect changes in TVA's fuel costs, purchased power costs, and related costs. However, these fuel cost adjustments are passed through to Energy Northwest under the depleted uranium enrichment agreement. We have the right to terminate our power purchase obligations under the supplemental agreement if Energy Northwest terminates the depleted uranium enrichment agreement, or fails to deliver depleted uranium or to meet its payment obligations, and we cease enrichment at Paducah as a result. In such a case, we will agree with TVA on a schedule to reduce to zero over a period of thirty days all power purchases in a manner that ensures safe and reliable operation of Paducah.

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2011 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at September 30, 2012 or December 31, 2011.

New Accounting Standards Not Yet Implemented

Reference is made to “New Accounting Standards” in Note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2012, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At September 30, 2012, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million and a credit facility term loan of $85.0 million. The fair value of the convertible notes, based on the trading price as of September 30, 2012, was $219.6 million. The fair value of the term loan as of September 30, 2012, using the change in market value of an index of loans of similar credit quality based on published credit ratings, was $93.0 million.

The estimated fair value of our convertible preferred stock at September 30, 2012, including accrued paid-in-kind dividends payable October 1, 2012, was equal to the redemption value of $1,000 per share or $97.4 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against us by a former Portsmouth GDP employee claiming that we owe severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE decontamination and decommissioning (“D&D”) contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. On October 11, 2012, the United States District Court granted our motion to dismiss the complaint and dismissed Plaintiffs’ motion for class certification as moot.  The plaintiff has 30 days to appeal.  We have not accrued any amounts for this matter.

Item 1A.  Risk Factors

Investors should carefully consider the updated risk factors below and the other risk factors in Part I, Item 1A of our 2011 Annual Report on Form 10-K, in addition to the other information in our Annual Report and this Quarterly Report on Form 10-Q.

Ceasing enrichment at the Paducah GDP could have a material adverse effect on our business and prospects.

We expect to continue discussions with the U.S. Department of Energy (“DOE”) regarding the future of the Paducah gaseous diffusion plant (“GDP”) and the transition of Paducah.  Under our lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant.  We believe it will be difficult to continue enrichment at the Paducah GDP beyond the one-year term of the multi-party arrangement in May 2013.  Ceasing enrichment at the Paducah GDP could have a material adverse effect on our business and prospects.

We expect there to be a transition period of several years, until the American Centrifuge Plant (“ACP”) is in commercial operations, during which we are no longer enriching uranium but are making sales from our existing inventory and our future purchases under the supply agreement entered into with Russia in March 2011 for the supply of commercial Russian LEU (the “Russian Supply Agreement”).  As we look to transition  from the Paducah GDP, we are seeking to minimize the period of transition until we have a new source of domestic U.S. enrichment production. However, we do not currently have a definitive timeline for ACP deployment to provide this source of production.  Absent a definitive timeline for ACP deployment, this could adversely affect our efforts to pursue the American Centrifuge project, to implement the Russian Supply Agreement or to pursue other options, and could threaten our overall viability.

Ceasing enrichment at Paducah could also adversely affect our relationships with a variety of stakeholders, including customers. Customers could ask us to provide additional financial or other assurances of our ability to deliver under existing contracts that could adversely affect our business. Customers may also not be willing to modify existing contracts, some of which must be revised to reflect our anticipated supply sources during the transition period.  Ceasing enrichment at Paducah could also adversely affect our ability to enter into new contracts with customers, including our ability to contract for the output of the American Centrifuge Plant and for the material we purchase under the Russian Supply Agreement. We maintain substantial inventories of SWU from our production and deliveries under the commercial agreement with the Russian entity TENEX to implement the Megatons to Megawatts program that we carefully monitor to ensure we can meet our commitments. Our ability to maintain inventories and to monetize these inventories in order to meet our liquidity requirements could be adversely affected if we lost our right to lease the portions of the Paducah GDP where the inventories are held and could not find alternative space where inventories could be kept.

We record leasehold improvements, machinery and equipment at acquisition cost and depreciate these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which has been June 2016 for the Paducah GDP commensurate with the term of the lease agreement. During September 2012, we provided DOE with a non-binding notice of potential return of certain leased premises and property at the Paducah GDP and we have decided that leasehold improvements, machinery and equipment at the Paducah GDP will be depreciated on an accelerated straight line basis through 2014 prospectively starting in the fourth quarter of 2012.  If facts and circumstances affecting the expected term of the lease change, we could further accelerate the depreciation of these assets, which would increase our cost of sales and negatively impact our gross profit in our LEU segment.

We also have significant inventories of SWU and uranium at the Paducah GDP and these inventories are valued at the lower of cost or market.  We compare our inventory cost against market prices and if our inventory costs were to exceed market prices, we could be required to record an inventory impairment.

In addition, as of September 30, 2012, we have accrued liabilities for lease turnover costs related to the Paducah GDP of approximately $43 million included in our other long-term liabilities.  The lease turnover could be accelerated, depending on the transition schedule, and considered as a current liability if we were to terminate the lease prior to the current expiration date or begin to return portions of leased areas to DOE.

Depending on the finalization of a transition plan with DOE, we could also expect to incur significant costs in connection with ceasing enrichment at Paducah, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans. We could also incur potential liability under ERISA Section 4062(e) as described in the risk factor included in our annual report on Form 10-K: “We could be required to accelerate the funding of our defined benefit pension plans that could adversely affect our liquidity.”

Depending on the transition of Paducah, we could de-lease the Paducah GDP except for certain areas used for ongoing operations such as shipping and handling, inventory management and site services, including deliveries to customers of our inventory of LEU and handling of Russian material through 2013 under the Russian Contract or beyond under the Russian Supply Agreement. We are currently evaluating what portions of Paducah would be needed for ongoing operations if we do not continue enrichment and the most cost-effective manner of conducting those operations to minimize our ongoing maintenance costs.  However, we may not be able to achieve the desired cost savings in the timeframe we expect.  For example, we must factor in the need and cost of maintaining facilities in order to handle our inventory in how we plan to transition Paducah.  As of September 30, 2012, these inventories include approximately $1.3 billion of inventories owed to customers and suppliers that consist primarily of inventories owed to fabricators.  These inventories are awaiting delivery to fabricators under delivery optimization arrangements between USEC and domestic fabricators, the timing of transfer of which is uncertain.  These inventories have been increasing and could continue to increase to the extent that fabricators continue to use their other inventories to satisfy our customer order obligations.  In addition, we have no assurance that DOE would accept areas that we wish to de-lease on a schedule that would be cost efficient.

We also have no assurance that DOE would allow us to continue to lease portions of the Paducah GDP. Under the 2002 DOE-USEC Agreement, DOE can assume operations of Paducah in the event we cease enrichment.  There can be no assurance that DOE will not exercise this right.  If DOE decides to exercise its right to assume operation of Paducah under the 2002 DOE-USEC Agreement, there is no assurance that their exercise of their rights will not result in additional adverse impacts to us, including interfering with our deliveries to customers, interfering with our ability to sell our inventory and impacting our ability to make sales.  All of these factors could have a significant adverse effect on our results of operations and financial condition.

Only a portion of the U.S. Government funding for the $350 million cost-share research, development and demonstration (“RD&D”) program with DOE has been provided.  A lack of approved funding for the balance of the RD&D program or delays in the budget process could adversely affect our ability to implement the RD&D program.

On June 12, 2012, we entered into a cooperative agreement with DOE to provide cost-share funding for a two-year RD&D program for the American Centrifuge project. USEC has been funding the RD&D program since January 2012. The cooperative agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. DOE’s contribution will be incrementally funded and is limited to $87.7 million until DOE provides authorization for additional funding.

The President’s Fiscal Year 2013 budget request included $150 million for the RD&D program within the DOE budget.  However, on September 30, 2012, Congress passed and the president signed a six-month spending measure that contains additional funding for continued work on the RD&D program at an annual rate for operations of $100 million, which we expect to result in $45.72 million of additional funding for the program in the six-month period ending March 31, 2013. The remaining funding from DOE has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE.  We will continue working with Congress and the administration to fully fund the RD&D program through December 2013, but there is no assurance that this additional funding will be made available in the timeframe needed or at all. In light of our liquidity constraints and restrictions under our credit facility, we will not be able to continue RD&D program spending without U.S. government or other third party funding as the use of our own funds would be limited. Delays or interruption of funding for the RD&D program would adversely affect our ability to implement the RD&D program and could cause us to demobilize the American Centrifuge project.

Our failure to meet the milestones and other conditions of the RD&D program could result in DOE terminating the cooperative agreement and exercising its remedies under the agreement, including remedies under the 2002 DOE-USEC Agreement.

Under the cooperative agreement entered into with DOE for the RD&D program, USEC and our newly created subsidiary American Centrifuge Demonstration, LLC (“ACD”) will carry out the RD&D program. ACD has put in place a program management and enhanced program execution structure as required by the cooperative agreement.  On July 23, 2012, USEC entered into a limited liability company agreement for ACD which, among other things, establishes a board of managers in accordance with the enhanced program execution structure.  The seven-person board is comprised of two independent managers, two managers appointed by USEC, and one manager appointed by each of Babcock & Wilcox Technical Services Group, Inc., Toshiba America Nuclear Energy Corporation and Exelon Generation Company, LLC.  This structure limits our ability to direct and control the activities of ACD and consequently the RD&D program.

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

We have achieved the first two technical milestones. The remaining three milestones have a milestone date of December 31, 2013, tied to the completion of the RD&D program.  In addition, the cooperative agreement also contains five non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the remaining three milestones and other program objectives.  Although these indicators are non-binding, the failure to achieve a performance indicator could cause DOE to take actions that are adverse to us.  We have no assurance that we will meet these performance indicators.

Our ability to meet the remaining three milestones is dependent upon the ability of contractors, the AC100 centrifuges and the cascade performing as expected and we have no assurance that they will perform as expected. We must also retain key staff and recruit new positions, and maintain compliance with our NRC license for lead cascade operations. The milestones require completion and operation of the cascade.  We rely on contractors to provide components and to perform the construction.  We have no assurance that the contractors will perform as required and complete the cascade within the cost and schedule required by the cooperative agreement.  Further, the milestones allow for a specified level of failures of the machines and components based on the number of failures anticipated in commercial plant operations, however, we could have failures in excess of the permitted amounts. Failures can occur because parts and components do not perform as expected.  Failures can also occur due to items outside of our control such as failure of contractors to meet specifications, failure of support systems, or human error.  Although we have processes and procedures in place to prevent or mitigate the impact of such issues such as procedures to assure that components are manufactured in accordance with specifications, to prevent or mitigate impacts of failures of support systems and to prevent human error, we have no assurance that they will not occur.

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

The RD&D program contains little cost or schedule contingency which increases the risk that cost or schedule may not be met.

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

On June 12, 2012, USEC and DOE entered into an amendment to the Agreement dated June 17, 2002 between DOE and USEC, as amended (the “2002 DOE-USEC Agreement”).  The 2002 DOE-USEC Agreement provides that we will develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. As amended, the 2002 DOE-USEC Agreement contains the following milestones:

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

September 2018 – Commercial American Centrifuge Plant annual capacity at 1 million SWU per year

September 2020 – Commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year

DOE has full remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within our control or was due to our fault or negligence. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer certain of our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. As part of the June amendment to the 2002 DOE-USEC Agreement, we granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes completion of the cascade demonstration test program and national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production).  We also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or an affiliate or entity acting through us) are no longer willing or able to proceed with, or has determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology.  Such commercial purposes licenses are subject to payment of an agreed upon royalty rate to us, which shall not exceed $665 million in the aggregate.

Any of these actions could have a material adverse impact on our business and prospects. Uncertainty surrounding the milestones under the 2002 DOE-USEC Agreement or the initiation by DOE of any action or proceeding under the 2002 DOE-USEC Agreement could adversely affect our ability to obtain financing for the American Centrifuge project.

We are entirely dependent on the multi-party arrangement with Energy Northwest, the Bonneville Power Administration (“BPA”), the Tennessee Valley Authority (“TVA”) and DOE to support continued enrichment at the Paducah GDP through May 31, 2013 and if we are not successful in executing this transaction, we could make a decision to cease enrichment at the Paducah GDP.

On May 15, 2012, pursuant to a multi-party arrangement with (1) Energy Northwest, a West Coast power supplier, (2) BPA, a federal agency within DOE, (3) TVA, a federally owned corporation and supplier of power to the Paducah plant, and (4) DOE, we entered into an agreement to enrich depleted uranium at the Paducah GDP.  The volume of enrichment under this arrangement is sufficient to support a one-year extension of enrichment at the Paducah GDP through May 31, 2013.  Under the agreements that are part of this arrangement, DOE provides high-assay depleted uranium hexafluoride, also known as tails, to Energy Northwest. Energy Northwest has contracted with USEC to enrich the tails into low enriched uranium. Energy Northwest will use a portion of the low enriched uranium for its Columbia Nuclear Generating Station and will sell the remainder of the U.S.-origin low enriched uranium to TVA. The fuel will be used in TVA’s reactors.  Also as part of this arrangement, TVA supplies the power for the enrichment under a supplemental agreement entered into by TVA and us pursuant to the existing USEC-TVA power contract.

We are entirely dependent on performance of all the agreements in this arrangement for the continuation of enrichment at the Paducah GDP through May 31, 2013.  We have begun implementing the multi-party arrangement.  However the continuation of the successful implementation of this transaction is subject to risks and uncertainties, as described below.

There are many parties involved in the arrangement, and failures in performance by any of the parties could adversely affect our ability to successfully implement the agreements that we entered into in connection with the arrangement and to continue enrichment at Paducah.  In connection with the arrangement, Energy Northwest entered into an agreement with DOE for the transfer of DOE-owned depleted uranium tails to Energy Northwest that Energy Northwest will deliver to us as the feed material under the depleted uranium enrichment agreement.  The timely receipt of this depleted uranium feed material that is within specification is a critical element of the arrangement. As of September 30, 2012, we have received approximately 90% of the depleted uranium feed material.  We are not a party to the agreement between DOE and Energy Northwest and in the event of failure of performance by DOE our remedies could be limited to termination of the depleted uranium enrichment agreement, as described below.

Energy Northwest may terminate the depleted uranium enrichment agreement under the following circumstances: (1) if the depleted uranium supply arrangements between DOE and Energy Northwest are terminated (other than a termination due to a material breach by Energy Northwest or a termination for convenience); (2) if Energy Northwest is permanently enjoined or otherwise permanently precluded by court order from performing the depleted uranium enrichment agreement; or (3) if the power contract between USEC and TVA is terminated.  A termination of the depleted uranium enrichment agreement by Energy Northwest would likely cause us to need to begin ramping down enrichment production at the Paducah GDP, which could have a material adverse effect on our business and prospects as described in the risk factor, “Ceasing enrichment at the Paducah GDP could have a material adverse effect on our business and prospects.”

We have the right to terminate the depleted uranium enrichment agreement if we determine that a failure or inability of Energy Northwest to deliver depleted uranium tails or an interruption of power supplied by TVA has an operational impact that cannot be resolved by mutual agreement of Energy Northwest and USEC.  If a failure to deliver depleted uranium tails is due to a material breach by Energy Northwest, Energy Northwest may be required to pay a termination fee under certain circumstances.  However, this termination fee may not sufficiently cover the damages that would be caused by such breach.  In addition, both Energy Northwest and USEC have a right to terminate the depleted uranium enrichment agreement if a force majeure event results in the cessation of enrichment at the Paducah GDP.

Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our convertible notes for cash and trigger a default under our credit facility.

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE’s continued listing criteria relating to minimum share price.  Rule 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, we provided written notice to the NYSE of our intent to cure this deficiency, including, if necessary through a reverse stock split.  We had six months from receipt of the notice to regain compliance with the NYSE’s price criteria or by no later than our next annual meeting of shareholders if shareholder approval is required as is the case with a reverse stock split. We do not expect to cure the price deficiency prior to November 8, 2012 and so we intend to seek shareholder approval for a reverse stock split at our next annual meeting of shareholders. However, we have no assurance that our shareholders will approve the reverse stock split.  If our shareholders approve the reverse stock split and we effectuate the reverse stock split to cure the condition, the condition will be deemed cured if our closing share price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.  However, we have no assurance that the reverse stock split, if effectuated, will cause our share price to improve as expected.

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

A delisting of our common stock by the NYSE and the failure of our common stock to be listed on another national exchange could have significant adverse consequences.  A delisting would likely have a negative effect on the price of our common stock and would impair shareholders’ ability to sell or purchase our common stock.  As of September 30, 2012, we had $530 million of convertible notes outstanding.  A “fundamental change” is triggered under the terms of our convertible notes if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market.  Our receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change.  If a fundamental change occurs under the convertible notes, the holders of the notes can require us to repurchase the notes in full for cash.  We do not have adequate cash to repurchase the notes.  In addition, the occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is an event of default under our credit facility.  Accordingly, our inability to maintain the continued listing of our common stock on the NYSE or another national exchange would have a material adverse effect on our liquidity and financial condition and would likely require us to file for bankruptcy protection.

We could pursue a restructuring of our balance sheet which could adversely affect the holders of our common stock through dilution or loss in value.

In light of the uncertainties and challenges facing us and our desire to improve our credit profile and our ability to successfully finance the American Centrifuge project, we may pursue discussions with certain creditors and key stakeholders regarding ways to improve our capital structure. We are currently working with our advisors in developing options for a possible restructuring of our balance sheet. A restructuring of our balance sheet and other actions to improve our capital structure could include the issuance of additional debt or equity securities in exchange for outstanding indebtedness. Any debt securities or preferred stock that might be issued could have liquidation rights, preferences and privileges senior to those of our outstanding common stock. The issuance of additional equity and other securities could also be dilutive to existing stockholders and we cannot predict the extent of this dilution. There is a possibility that any restructuring could result in the holders of our common stock retaining only a limited portion of the equity of the company or even receiving no value for their holdings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Third Quarter Issuer Purchases of Equity Securities
			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

July 1 – July 31	2,416	$0.90	-	-
August 1 – August 31	2,870	0.87	-	-
September 1 – September 30	-	-	-	-
Total	5,286	$0.88	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 5,286 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 3. Defaults Upon Senior Securities

As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at our election, in cash or in additional shares of Series B-1 preferred. We are currently restricted under our credit facility from paying cash dividends. Our board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates of January 1, 2012, April 1, 2012, July 1, 2012 and October 1, 2012 and the aggregate arrearage is $11.5 million. We have determined to defer declaring any dividends at this time due to our net loss reported for the year ended December 31, 2011 and for the nine months ended September 30, 2012.  In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of September 30, 2012, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $94.4 million ($97.4 million as of October 1, 2012 after taking into account the October 1, 2012 accrued dividend).

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

USEC Inc.

Date: November 1, 2012	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                     Description

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 17, 2012, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2012, furnished in interactive data file (XBRL) format.