Form 10-Q/A
period 2012-06-30
USEC INC
filed 2012-12-11
CIK 1065059

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

As of July 25, 2012, there were 124,082,753 shares of the registrant’s Common Stock issued and outstanding.

TABLE OF CONTENTS
		Page

Item 6.	Exhibits	2
Signature		4
Exhibit Index		5

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of USEC Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 1, 2012 (the “Form 10-Q”), solely to file amended Exhibits 10.1, 10.5, 10.6, 10.7 and 10.8.  Certain portions of the information that was omitted from the Exhibits 10.1 and 10.8 filed with the Form 10-Q pursuant to a request for confidential treatment under Rule 24b-2 have now been included.  In addition, the legend on Exhibits 10.1, 10.5, 10.6, 10.7 and 10.8 regarding the omission of information from such exhibits pursuant to a request for confidential treatment under Rule 24b-2 has now been revised to note that the omitted portions are marked by asterisks.  The new Exhibits 10.1, 10.5, 10.6, 10.7 and 10.8 are the only change being made to the Company’s Form 10-Q.  The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Form 10-Q.

Item 6.  Exhibits

10.1	Agreement dated May 15, 2012 between United States Enrichment Corporation and Energy Northwest. (a)

10.2	Supplement No. 1 dated March 2, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (b)(c)

10.3	Supplement No. 2 dated March 2, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (b)(c)

10.4	Supplement No. 3 dated March 2, 2006 to Power Contract dated July 11, 2000 between Tennessee Valley Authority and United States Enrichment Corporation. (b)(c)

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

10.9	Contract dated June 12, 2012 between the U.S. Department of Energy and American Centrifuge Demonstration, LLC. (c)

10.10	Modification No. 5 dated June 12, 2012, to the Agreement dated June 17, 2002, between DOE and USEC Inc. (c)

10.11	Summary Sheet for 2012 Non-Employee / Non-Investor Director Compensation. (c)

10.12
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 1, 2012, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 1, 2012 (Commission File number 1-14287).

10.13	USEC Inc. Quarterly Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 19, 2012 (Commission file number 1-14287).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (c)

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2012, furnished in interactive data file (XBRL) format. (c)

______________________

(a)	Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2.

(b)	Includes information previously omitted and filed separately pursuant to confidential treatment under Rule 24b-2.

(c)	Previously filed with USEC Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USEC Inc.

Date: December 11, 2012	By:	/s/ John C. Barpoulis
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

______________________

(a)	Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2.