Form 10-K
period 2012-12-31
USEC INC
filed 2013-03-18
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐                                                               Accelerated filer  ☑                                  Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐.   No ☑

The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2012, was $117.8 million. As of March 14, 2013, there were 124,001,162 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2013 annual meeting of shareholders to be filed subsequent to the date hereof are incorporated by reference into Part III.

__________________

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the ongoing transition of our business, including uncertainty regarding the transition of the Paducah gaseous diffusion plant and uncertainty regarding continued funding for the American Centrifuge project; the impact of a potential balance sheet restructuring on the holders of our common stock and convertible notes; risks related to the need to restructure the investments by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”); risks related to the underfunding of our defined benefit pension plans and the impact of the potential requirement for us to place an amount in escrow or purchase a bond with respect to such underfunding; the impact of a potential de-listing of our common stock on the NYSE, including the potential for the holders of our convertible notes to require the Company to repurchase their notes in the event of a de-listing; the impact of uncertainty regarding our ability to continue as a going concern on our liquidity and prospects; our dependency on the multi-party arrangement with Energy Northwest, the Bonneville Power Administration, the Tennessee Valley Authority and the U.S. Department of Energy (“DOE”) to support enrichment at the Paducah gaseous diffusion plant and the expiration of such agreement on May 31, 2013; the impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects;  the impact and potential extended duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); our ability to manage the transition costs and other impacts of ceasing enrichment at Paducah; uncertainty regarding the timing, amount and availability of additional funding for the research, development and demonstration (“RD&D”) program and the dependency of government funding on Congressional appropriations; restrictions in our credit facility on our spending on the American Centrifuge project and the potential for us to demobilize the project;  limitations on our ability to provide any required cost sharing under the RD&D program; uncertainty concerning our ability through the RD&D program to demonstrate the technical and financial readiness of the centrifuge technology for commercialization; uncertainty concerning the ultimate success of our efforts to obtain a DOE loan guarantee and other financing for the American Centrifuge project and the timing and terms thereof; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of the need to raise additional capital to finance the project; the impact of actions we have taken or may take to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, and impacts to cost and schedule; the impact of delays in the American Centrifuge project and uncertainty regarding our ability to remobilize the project; the potential for DOE to seek to exercise its remedies under the June 2002 DOE-USEC agreement; changes in U.S. government priorities and the availability of government funding, including loan guarantees; our ability to extend, renew or replace our credit facility that matures on September 30, 2013; restrictions in our credit facility that may impact our operating and financial flexibility; our ability to actively manage and enhance our liquidity and working capital and the potential adverse consequences of any actions taken on the long term value of our ongoing operations; our dependence on deliveries of LEU from Russia under a commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) that expires in 2013 and under a new commercial supply agreement with Russia (the “Russian Supply Agreement”) and limitations on our ability to import the Russian LEU we buy under Russian Supply Agreement into the United States and other countries; our inability under many existing long-term contracts to directly pass on to customers increases in our costs; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our contracts with the U.S. government, risks related to delays in payment for our contract services work performed for DOE; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; the impact of potential changes in the ownership of our stock on our ability to realize the value of our deferred tax benefits; the timing of recognition of previously deferred revenue;  and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this annual report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.  We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this annual report on Form 10-K except as required by law.

PART I

Items 1 and 2.  Business and Properties

Overview

USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We:

•	supply LEU to both domestic and international utilities for use in nuclear reactors worldwide;

•
enrich uranium at the Paducah gaseous diffusion plant (“GDP”) that we lease from the U.S. Department of Energy (“DOE”) and are currently continuing enrichment at the GDP supported by a multi-party arrangement that expires on May 31, 2013;

•
are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts that ends in 2013, and have a 10-year contract to buy commercial LEU from Russia beginning in 2013; and

•	are working to deploy what we believe is the world’s most advanced uranium enrichment technology, known as the American Centrifuge.

However, our business is in a state of significant transition as we seek to re-position our enrichment business for long term success.  Going forward, we:

•
are preparing for the transition of the Paducah GDP, with the current arrangement that extended commercial enrichment at Paducah expected to end during 2013 and the expected de-lease of the site back to DOE during 2014;

•
are preparing to be a significantly smaller company with lower revenues as we transition from having two sources of supply that provided approximately 10 to 12 million separative work units  (“SWU”) per year to making sales from our existing inventory and from future purchases of LEU from Russia at lower quantities; and

•
continue to pursue commercialization of the American Centrifuge technology, which we believe is the best path to remaining a competitive producer of LEU in the long-term. We are seeking to position the American Centrifuge project technically through a cooperative cost-sharing research, development and demonstration (“RD&D”) program with DOE.  We are also in parallel working to position USEC financially to move forward as a stronger sponsor of the American Centrifuge project.

Managing this transition has been made more challenging by the prolonged outage of approximately 50 reactors in Japan. In March 2011, a tsunami resulting from a major earthquake caused irreparable damage to four reactors in Japan and subsequently resulted in more than 50 reactors in Japan and Germany being off-line at the start of 2013. These shutdowns have significantly affected the global supply and demand for LEU. An oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. In particular, based on current market conditions, we see limited uncommitted demand for LEU prior to the end of the decade, and therefore fewer opportunities to make additional sales for delivery during that period.

These market conditions have challenged our business, including efforts to continue enrichment at the Paducah GDP. In May 2012, we entered into a multi-party arrangement to extend commercial enrichment at the Paducah GDP for one year through May 2013. The arrangement provided for the enrichment of DOE depleted uranium to produce LEU, maintained a source of U.S.-origin LEU for national defense programs and gave us an additional year to plan and prepare for the Paducah de-lease. We are preparing for the transition of the Paducah GDP after the end of the arrangement in May 2013.  We are in discussions regarding the potential for continuing enrichment at Paducah for several months following the completion of the current arrangement at the end of May 2013, and we also have expressed to DOE our interest in continuing enrichment of tails and other DOE uranium materials at Paducah under any other arrangement that is economically supportable. However, we may not be able to reach an agreement for a short term extension or other arrangement. We believe it will be difficult to continue commercial enrichment beyond the end of the current arrangement in May 2013 and any short-term follow-on arrangement. We have already made regulatory submittals to the NRC to support the de-lease of a portion of the Paducah GDP and return to DOE certain areas currently leased from DOE and expect to be taking additional actions over the next several months as our planning continues. Under our lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant. Once we cease enrichment at the Paducah GDP, for a period of time we will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services.  We are currently in discussions with DOE regarding the timing of our de-lease and are seeking to minimize our transition costs, which could be substantial.  For a discussion of potential transition costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – LEU Segment – Paducah GDP Transition.”  We are also seeking to manage the impacts of the Paducah transition on our existing business.  We had planned to continue enrichment at Paducah as a bridge to our deployment of the American Centrifuge technology but absent a new arrangement that allows us to continue enrichment at Paducah, we expect there to be a transition period of at least several years until the American Centrifuge Plant (“ACP”) is in commercial operations, during which we are no longer enriching uranium but are making sales from our existing inventory and our future purchases from Russia. We have an objective of minimizing the period of transition until we have a new source of domestic U.S. enrichment production. We expect to continue discussions with customers regarding our existing backlog, which includes contracts that must be revised to reflect our anticipated supply sources during that transition period and anticipated timing for the financing and commercial production from the ACP. For a discussion of the potential implications of the transition of the Paducah GDP, see Item 1A, Risk Factors.

During 2012, we made progress in demonstrating the American Centrifuge technology. We entered into a cooperative agreement with DOE to provide cost-share funding for the RD&D program. The agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. The cooperative agreement is being incrementally funded, and $177.8 million of DOE funding has been provided.  Although we have adjusted our program spending to accommodate changes to the timing and amount of federal funding, we remain on schedule and budget to complete the RD&D program by the end of 2013. The amount of federal funding made available to date is expected to fund RD&D program activities through June 15, 2013, and we will continue to work with Congress and the administration to fund the RD&D program through December 2013 and achieve the remaining program milestones.

The objectives of the RD&D program are to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 centrifuge machines and sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This includes activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. USEC is working to meet these objectives through the construction and operation of one complete demonstration cascade and supporting infrastructure. This will enable us to demonstrate redundancy of the primary cascade support systems for commercial plant operation and to complete integrated system testing against operational requirements. We are also updating a commercialization plan for the American Centrifuge project following the completion of the RD&D program and working to improve our balance sheet to position USEC financially to move forward as a stronger sponsor of the American Centrifuge project. In 2013, we expect to update our application for a $2 billion loan guarantee from DOE, obtain additional debt and equity financing for the project and secure additional sales commitments. As part of the commercialization effort, we expect to need additional investors in the project which would reduce our ownership in the project. Additional details are provided below under “The American Centrifuge Plant.”

We are in the last year of the 20-year contract implementing the Megatons to Megawatts program. In March 2011, we signed a commercial agreement with Russia that provides continued access to this important source of supply following the conclusion of the Megatons to Megawatts program. We have also agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology.

We completed the transition of our contract services activities at the former Portsmouth GDP in Piketon, Ohio in 2011. Revenue for the contract services segment declined substantially in 2012 and was derived primarily from our wholly owned subsidiary, NAC International (“NAC”). NAC was acquired by USEC in 2004 and provides transportation and storage systems for spent nuclear fuel and provides nuclear and energy consulting services. On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation for $42.4 million, subject to final working capital adjustment.

USEC Inc. is organized under Delaware law. USEC Inc.’s subsidiary, United States Enrichment Corporation is the successor of a U.S. government corporation that was privatized on July 28, 1998, when the company completed an initial public offering of common stock of USEC Inc. In connection with the privatization, the U.S. government transferred all of its interest in the business of the government corporation to United States Enrichment Corporation, with the exception of certain liabilities from prior operations of the U.S. government. However, our business continues to be highly dependent on the U.S. government. References to “USEC” or “we” include USEC Inc. and its wholly owned subsidiaries as well as the predecessor to USEC unless the context otherwise indicates. A glossary of certain terms used in our industry and herein is included in Part IV of this annual report.

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

Commercial Nuclear Fuel Cycle

1 Uranium Mines & Mills
2 Conversion of Uranium to Uranium Hexafluoride
Spent Fuel Storage
Depleted Uranium Storage
3 Enrichment Increase Concentration of the U-235 Isotope
4 Fuel Fabrication Conversion to Uranium Oxide and Fabrication of Fuel Assemblies
5 Nuclear Power Plant Light Water Reactor

We have historically produced or acquired LEU from two principal sources. We produced about half of our supply of LEU at the Paducah GDP, and we acquired the other portion under a contract with Russia (the “Russian Contract”) under the 20-year Megatons to Megawatts program that ends in 2013. Under the Russian Contract, we purchase the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. The current arrangement under which we are continuing enrichment at the Paducah GDP expires in 2013 and our purchases under the Megatons to Megawatts program will also end in 2013 and will be replaced by purchases under a new 10-year commercial agreement with Russia (the “Russian Supply Agreement”).  Purchase quantities under the Russian Supply Agreement will be about half the level under the Megatons to Megawatts program unless the parties exercise a mutual option to increase such purchases.

Products and Services

Low Enriched Uranium

Revenue from our LEU segment is derived primarily from:

•       sales of the SWU component of LEU,

•       sales of both the SWU and uranium components of LEU, and

•       sales of uranium.

The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 17% of revenue from our LEU segment in 2012. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements for additional fuel. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts. Uranium sales constituted less than 2% of the revenue from our LEU segment in 2012.

Contract Services

Historically, the majority of revenues from our contract services segment resulted from work performed under contract with DOE to maintain and prepare the former Portsmouth GDP for decontamination and decommissioning (“D&D”). In September 2011 our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to DOE’s D&D contractor for the Portsmouth site. Consequently, we ceased providing government contract services at Portsmouth on September 30, 2011. We continue to provide some limited services to DOE and its contractors at our Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment, however, has declined significantly compared to prior periods and in 2012 was comprised primarily of revenue generated by our subsidiary NAC. NAC was acquired by USEC in 2004 and provides transportation and storage systems for spent nuclear fuel and provides nuclear and energy consulting services. On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation for $42.4 million, subject to final working capital adjustment.

Revenue by Geographic Area, Major Customers and Segment Information

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue (Japan in 2011), follows (in millions):

	Years Ended December 31,
	2012	2011	2010
United States	$1,584.2	$1,322.7	$1,487.5
Foreign:
Japan	183.7	200.0	199.7
Other	150.2	149.1	348.2
	333.9	349.1	547.9
Total revenue	$1,918.1	$1,671.8	$2,035.4

In 2012, our 10 largest customers in the LEU segment represented 68% of total revenue and our three largest customers in the LEU segment represented 46% of total revenue. Revenue from Energy Northwest represented approximately 20% of total revenue in 2012. In 2012, 2011 and 2010, revenue from Exelon Corporation and in 2010, revenue from Entergy Corporation and from U.S. government contracts, each represented between 10% and 15% of total revenue. No other customer represented more than 10% of total revenue in 2012, 2011 or 2010. Revenue by segment follows (in millions):

	Years Ended December 31,
	2012	2011	2010
LEU segment revenue	$1,847.8	$1,462.7	$1,757.5
Contract services segment revenue:
DOE and DOE contractors	14.5	139.9	242.7
Other	55.8	69.2	35.2
	70.3	209.1	277.9
Total revenue	$1,918.1	$1,671.8	$2,035.4

Reference is made to segment information reported in note 19 to the consolidated financial statements.

SWU and Uranium Backlog

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under existing contracts with customers. At December 31, 2012, we had contracts with customers aggregating an estimated $4.5 billion, including $1.3 billion expected to be delivered in 2013. Backlog was $5.8 billion at December 31, 2011 and $6.7 billion at December 31, 2010. Due to the current supply/demand imbalance in the market, we have not been able to achieve sufficient new sales to offset reductions in backlog resulting from deliveries in the current year.  Our ability to make new sales also is constrained by the uncertainty about our future prospects associated with the transition from production at the Paducah GDP to commercial production at the ACP. During the period of transition to commercialization of the ACP, we anticipate a lower level of revenues and sales, aligned with our anticipated sources of LEU from existing inventory and purchases of Russian LEU. We expect to enter into long term contracts for production from the ACP in order to support the financing of the ACP, which would add to our long term backlog.

While most of our contracts provide for fixed purchases of SWU during a given year, some contracts are tied to the customer’s requirements for SWU. Accordingly, our estimate of backlog is partially based on customers’ estimates of the timing and size of these fuel requirements and other assumptions that may prove to be inaccurate. Backlog is also based on our estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are unpredictable, particularly in light of general uncertainty in the nuclear market and the economy generally. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. Our backlog includes sales prices that are in some cases significantly above current market prices.  Therefore, customers may seek to limit their obligations under existing contracts or may be unwilling to extend contracts that have termination rights. Our backlog also includes contracts that must be revised to reflect our anticipated supply sources during our transition period.  Many of our ACP contracts in our backlog were established with ACP-related financing and other milestones that now need to be revised in light of delays in the project. We expect to continue to work with customers regarding these contracts and support for the ACP, however we have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights, which could adversely affect the value of our backlog and our prospects. For a discussion of uncertainty related to our backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – LEU Segment – Revenue from Sales of SWU and Uranium.”

Gaseous Diffusion Process

Two existing technologies are currently used commercially to enrich uranium for nuclear power plants: gaseous diffusion and gas centrifuge. We currently use the older gaseous diffusion technology and are working to deploy gas centrifuge technology to replace our gaseous diffusion operations. See “The American Centrifuge Plant” below.

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

Paducah Gaseous Diffusion Plant

We operate the Paducah GDP located in Paducah, Kentucky. The Paducah GDP includes four process buildings and is one of the largest industrial facilities in the world. The process buildings have a total floor area of 150 acres, and the site covers 750 acres. We estimate that the maximum capacity of the existing equipment is about 8 million SWU per year. In 2012, we produced more than 5 million SWU at the Paducah GDP for both LEU production and underfeeding uranium, as described below under “Raw Materials—Uranium.” The Paducah GDP has been certified by the U.S. Nuclear Regulatory Commission (“NRC”) to produce LEU up to an assay of 5.5% U235.

Over the past decade, we have taken steps to improve operations at the Paducah GDP and the facility has been running at peak efficiency in recent years. These efforts, however, cannot overcome the inherent costs and price volatility of substantial amounts of electricity required by the gaseous diffusion technology. Our competitors have all shifted to lower-cost centrifuge enrichment operations and we are preparing for ceasing enrichment at the Paducah GDP in 2013.

On May 15, 2012, pursuant to a multi-party arrangement with (1) Energy Northwest, a West Coast power supplier, (2) the Bonneville Power Administration (“BPA”), a federal agency within DOE, (3) the Tennessee Valley Authority (“TVA”), a federally owned corporation and supplier of power to the Paducah plant, and (4) DOE, we entered into an agreement to enrich depleted uranium at the Paducah GDP.  The volume of enrichment under this arrangement was sufficient to support a one-year extension of enrichment at the Paducah GDP through May 31, 2013.  Under the agreements that are part of this arrangement, DOE provided high-assay depleted UF6, also known as tails, to Energy Northwest. Energy Northwest has contracted with us to enrich the tails into U.S.-origin LEU. We have received 100% of the tails required to be provided under this arrangement at the Paducah GDP. Energy Northwest will use a portion of the LEU for its Columbia Nuclear Generating Station and will sell the remainder to TVA. The fuel will be used in TVA’s reactors, including reactors that are used to produce tritium, a vital component for maintaining the U.S. nuclear deterrent. TVA is supplying power for the enrichment under a supplemental confirmation agreement pursuant to the existing USEC-TVA power contract.

We are in discussions regarding the potential for continuing enrichment at Paducah for several months following the completion of the current arrangement at the end of May 2013. However, we may not be able to reach an agreement for a short term extension or other arrangement. We believe it will be difficult to continue commercial enrichment beyond the end of the current arrangement in May 2013 and any short-term follow-on arrangement. We are preparing for the transition of the Paducah GDP after the cessation of enrichment. We expect to continue to work with DOE to achieve an orderly transition of Paducah. We have already made regulatory submittals to the NRC to support the de-lease of a portion of the Paducah GDP and return to DOE certain areas currently leased from DOE and expect to be taking additional actions over the next several months as our planning continues. Under our lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant. Once we cease enrichment at the Paducah GDP, for a period of time we will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services.  We are currently in discussions with DOE regarding the timing of our de-lease and are seeking to minimize our transition costs, which could be substantial.  For a discussion of potential transition costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – LEU Segment – Paducah GDP Transition.”  We are also seeking to manage the impacts of the Paducah transition on our existing business. For a discussion of the potential implications of the Paducah transition, see Item 1A, Risk Factors.

We lease the Paducah GDP from DOE. The lease covers the buildings and facilities relating to gaseous diffusion activities. Major provisions of the lease follow:

•
except as provided in the 2002 DOE-USEC Agreement (described below under “2002 DOE-USEC Agreement and Related Agreements with DOE”), we have the right to renew the lease indefinitely in six-year increments and can adjust the property under lease to meet our changing requirements. The current lease term expires in 2016 although based on our planning for the transition of Paducah, we do not foresee that the Paducah GDP lease term will continue beyond 2014.  Under the terms of the lease, we can terminate the lease prior to expiration upon two year’s prior notice. We can also de-lease portions of the property under lease upon 60 days prior notice with DOE’s consent, which cannot be unreasonably withheld;

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

There is also a stand-alone amendment to the GDP facility lease for our long-term use of facilities at the Portsmouth site for the American Centrifuge Plant. Termination of the GDP lease portion of the lease would not affect the American Centrifuge Plant lease. Further details are provided below in “The American Centrifuge Plant.”

Raw Materials

Electric Power

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2012, the power load at the Paducah GDP averaged 1,390 megawatts. On May 15, 2012, as part of the multi-party arrangement with Energy Northwest, BPA, TVA and DOE, the power purchase agreement with TVA was amended to extend its term and TVA and USEC entered into a supplemental confirmation agreement pursuant to the amended power purchase agreement for us to purchase the power needed to operate the Paducah GDP during the one-year term of the depleted uranium enrichment agreement.  Under this supplemental agreement, we made purchases of electricity during June 2012 through September 2012 at monthly amounts increasing from approximately 750 to 1,250 megawatts and we have a take or pay obligation to purchase electricity at approximately 1,500 megawatts for the remaining months of the contract through May 2013, less a 25% reduction in May 2013 to provide a transition in power delivery and production. We do not currently have any power purchase obligations beyond May 2013 for enrichment at Paducah.

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

Refer to “Paducah Gaseous Diffusion Plant” above regarding the transition of the Paducah GDP. Without enrichment at the Paducah GDP, we would require significantly less power as we gradually transition to a level where we would maintain the facility at a non-production electricity load that is 2% to 3% of our current power purchase. We could purchase this power from TVA or other power providers.

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

Utility customers provide uranium to us as part of their enrichment contracts or purchase the uranium required to produce LEU from us. Customers who provide uranium to us generally do so by acquiring title to uranium from Cameco, ConverDyn and other suppliers at the Paducah GDP. At December 31, 2012, we held uranium to which title was held by customers and suppliers with a value of $1.9 billion based on published price indicators. The uranium is fungible and commingled with our uranium inventory. Title to uranium provided by customers generally remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer and we take title to the uranium.

The quantity of uranium used in the production of LEU is to a certain extent interchangeable with the amount of SWU required to enrich the uranium. Underfeeding is a mode of operation that uses or feeds less uranium. Underfeeding previously supplemented our supply of uranium, which was added to our inventory. Underfeeding the enrichment process provided us with our primary source for uranium that we sell. Upon the cessation of enrichment, this additional supply will no longer be available to us.

As discussed under “Paducah Gaseous Diffusion Plant” above, we have been enriching high-assay depleted UF6 under the multi-party agreement supporting the one-year extension of enrichment at the Paducah GDP through May 31, 2013.  During this period we have been planning for the disposition of natural uranium feedstock and low enriched uranium product currently being stored at the Paducah site. This planning process continues but we have begun to take steps to reduce the amount of uranium held at Paducah. We are transferring uranium into cylinders appropriate for transport where needed and will transfer uranium feedstock to other storage facilities licensed by the NRC. We are also working with fuel fabricators to receive LEU owned by USEC in order to facilitate sales to utilities for consumption in their reactors. We will need to disposition all uranium held at Paducah prior to the final de-lease of the site back to DOE, which is expected during 2014.

Coolant

The Paducah GDP uses Freon as the primary process coolant. The production of Freon in the United States was terminated in 1995 and Freon is no longer commercially available. We estimate that our current supply of Freon would be sufficient to support at least 10 years of continued operations at current use rates. We expect that under the GDP lease DOE would be responsible for the disposition of Freon remaining at the Paducah GDP.

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

Equipment utilization at the Paducah GDP averaged 96% in both 2012 and 2011. Equipment utilization is based on a measure of cells in operation. The utilization of equipment is highly dependent on power availability and costs. Historically, we have reduced equipment utilization and the related power load in the summer months when the cost of electric power is high. Equipment utilization is also affected by repairs and maintenance activities. In 2011, we reduced equipment utilization to summer operation levels earlier than planned due to Ohio River flooding and its impact on our power suppliers. In 2012, we reduced cells in operation to better optimize the economics of depleted uranium enrichment.

Russian Supply Transition

We expect to complete our purchases under the 20-year Megatons to Megawatts program in 2013 and transition to purchases from Russia under the new 10-year Russian Supply Agreement beginning in 2013. After 2013, the limited quotas imposed under terms of the Russian Suspension Agreement and U.S. law will increase so that Russian LEU can be sold directly into the United States equal to approximately 20% of the U.S. demand, or about 3 million SWU per year, from 2014 through 2020, with additional quantities of Russian LEU to be imported for use in the initial fueling of new U.S. reactors exempt from the quotas.

Russian Contract (“Megatons to Megawatts”)

We are the U.S. government’s exclusive executive agent (“Executive Agent”) in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, we have been designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC signed a commercial agreement (“Russian Contract”) with a Russian government entity known as OAO Techsnabexport (“TENEX”), to implement the program. We expect the Russian Contract to be completed by the end of 2013. Purchases under the Russian Contract constitute approximately one-half of our current supply mix. Following completion of the  Russian Contract, we expect to have purchased a total of 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, the equivalent of about 20,000 nuclear warheads.

Prices under the Russian Contract are determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. The average price per SWU under the Russian Contract for 2013 is 6% higher compared to 2012, and in 2012 was 2% higher compared to 2011.

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

Russian Supply Agreement

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

The LEU that we obtain from TENEX under the Russian Supply Agreement will be subject to quotas and other restrictions applicable to commercial Russian LEU that do not apply to LEU supplied to USEC under the Megatons to Megawatts program, which could adversely affect our ability to sell the commercial Russian LEU that we purchase under the new agreement. Under the terms of the Russian Supply Agreement, we have the right to use a portion of the quota established under U.S. law for importation of Russian LEU in the United States for consumption by U.S. utilities, but this quota is less than the amount of Russian LEU that we are obligated to purchase.  We have been in discussions with the Department of Commerce regarding a potential modification to the quotas to increase our ability to import and deliver Russian LEU to U.S. fabricators on behalf of foreign customers to further process the Russian LEU that they purchase from us into fuel that is subsequently re-exported for consumption outside the United States; however, the timing of any increase of the latter quota is uncertain.  Absent a modification to increase the quotas available to us to import Russian LEU either (i) for sale to U.S. utilities for consumption in the United States or (ii) for sale to foreign utilities for processing in the United States at U.S. fabricators and re-export, most of the LEU supplied to us by TENEX under the new agreement will have to be supplied to foreign customers for fabrication into fuel outside the United States, which will adversely affect our ability to market the Russian LEU. Refer to “Competition and Foreign Trade – Limitations on Imports of LEU from Russia.”

As we transition from Paducah enrichment and prior to deployment of the American Centrifuge plant, the Russian LEU we purchase under the Russian Supply Agreement will be our only source of additional supply to supplement our existing inventory, absent arrangements to purchase LEU from other sources.

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

2002 DOE-USEC Agreement and Related Agreements with DOE

On June 17, 2002, USEC and DOE signed an agreement in which both parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry (such agreement, as amended, the “2002 DOE-USEC Agreement”). We and DOE have entered into subsequent agreements relating to these commitments and have amended the 2002 DOE-USEC Agreement, most recently in June 2012. The following is a summary of material provisions and an update of activities under the 2002 DOE-USEC Agreement and related agreements.

Advanced Enrichment Technology

The 2002 DOE-USEC Agreement provides that we will begin operation of an enrichment facility using advanced enrichment technology in accordance with certain milestones. A discussion of our American Centrifuge uranium enrichment technology and those milestones is included below under the caption “The American Centrifuge Plant —Project Milestones under the 2002 DOE-USEC Agreement.”

Domestic Enrichment Facilities

Under the 2002 DOE-USEC Agreement, we agreed to operate the Paducah GDP at a production rate at or above 3.5 million SWU per year. In 2012, we produced more than 5 million SWU for both LEU production and underfeeding uranium. However, the current arrangement under which we are continuing enrichment at the Paducah GDP expires in 2013. Under the 2002 DOE-USEC Agreement, production at Paducah may not be reduced below a minimum of 3.5 million SWU per year until six months before we have completed an enrichment facility using advanced technology such as centrifuge technology capable of producing LEU containing 3.5 million SWU per year. After we cease enrichment at the Paducah GDP, we would fall below the minimum production requirement.   If we do not maintain the requisite level of operations at the Paducah GDP and have not cured the deficiency, we could be required by DOE under the 2002 DOE-USEC Agreement to waive our exclusive rights to lease the Paducah GDP. Under the 2002 DOE-USEC Agreement, if we believe the enrichment market is otherwise stable and viable but that a significant change has taken place in the domestic or international enrichment markets such that continued operation of the Paducah GDP at or above the 3.5 million SWU per year level is commercially impractical, we have the right under the 2002 DOE-USEC Agreement to present our position to DOE. However, we have no assurance that DOE will agree with our position or agree to amend the 2002 DOE-USEC Agreement.

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

As described under “Paducah Gaseous Diffusion Plant” above, we are currently in discussions with DOE regarding the transition of Paducah and have already made regulatory submittals to the NRC to support the de-lease of a portion of the Paducah GDP and return to DOE certain areas currently leased from DOE and expect to be taking additional actions over the next several months as our planning continues. However, if we are unable to reach an agreement with DOE regarding the transition of Paducah and the timing for the de-lease of facilities, DOE could seek to exercise its remedies under the 2002 DOE-USEC Agreement to ensure the continuity of domestic enrichment and the fulfillment of supply contracts, which could have the adverse impacts described in Item 1A, Risk Factors, “Ceasing enrichment at the Paducah GDP could have a material adverse effect on our business and prospects.”

Other

The 2002 DOE-USEC Agreement contains force majeure provisions that excuse our failure to perform under the agreement if such failure arises from causes beyond our control and without our fault or negligence.

The American Centrifuge Plant

We are working to deploy the American Centrifuge technology, a highly efficient uranium enrichment gas centrifuge technology. The American Centrifuge technology requires 95% less electricity to produce low enriched uranium on a per SWU unit basis than our existing gaseous diffusion technology. We are working to deploy this technology in the American Centrifuge Plant (“ACP”) in Piketon, Ohio. This new facility would provide us with a long term competitive source of uranium enrichment. As the only domestic enrichment facility using U.S. technology, we believe the ACP will be critical to the long-term energy security and national security interests of the United States.

As of December 31, 2012, we have spent approximately $2.3 billion on the American Centrifuge project. We began construction on the ACP in May 2007 after being issued a construction and operating license by the NRC. However, construction activities were significantly demobilized in 2009 and are expected to be remobilized after financing for the project is in place.

We are currently executing the RD&D program with DOE to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. This is being done under our Lead Cascade license with the NRC. We have operated centrifuges as part of our lead cascade test program for more than one million machine hours since August 2007. Through the lead cascade test program, we demonstrate the performance of centrifuge machines, demonstrate the reliability of machine components, obtain data on machine-to-machine interactions, verify cascade performance models under a variety of operating conditions, and obtain operating experience for our plant operators and technicians. Data from this testing program has provided valuable assembly, operating and maintenance information, as well as operations experience for the American Centrifuge Plant staff. This experience gives us confidence in the performance of our technology, and provides operating data and expertise for future commercial deployment. The American Centrifuge technology is a disciplined evolution of classified U.S. centrifuge technology originally developed by DOE and successfully demonstrated during the 1980s. DOE invested more than $3 billion over 10 years to develop the centrifuge technology, built approximately 1,500 machines and accumulated more than 10 million machine hours of run time. USEC has improved the DOE technology through advanced materials, updated electronics and design enhancements based on highly advanced computer modeling capabilities.

Significant additional financing is needed to complete the ACP.  Potential sources of financing include:

•
We applied for a $2 billion loan guarantee for the project under the DOE Loan Guarantee Program in July 2008.  Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the RD&D program. DOE indicated that the project’s application for a DOE loan guarantee would remain pending during the RD&D program but has given us no assurance that a successful RD&D program will result in a loan guarantee. We continue to pursue a DOE loan guarantee and are planning to update the DOE loan guarantee application for the project during 2013.

•
We have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on the project receiving a DOE loan guarantee.

•
We also expect to need at least $1 billion of capital for the project in addition to the DOE loan guarantee and the Japanese export credit agency funding.  The amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital that DOE, Japanese export credit agencies or investors may require, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee. We currently anticipate the sources for this capital to include cash generated by the project during startup, available USEC cash flow from operations and additional third party capital.  We expect the additional third party capital would be raised at the project level, including through the issuance of additional equity participation in the project.

We have no assurances that we will be successful in obtaining this financing or that the delays we have experienced will not adversely affect these efforts. We also are uncertain regarding the amount of internally generated cash flow from operations that we will have available to finance the project in light of the delays in deployment of the project  and potential requirements for our internally generated cash flow to satisfy our pension and postretirement benefits and other obligations. The amount of capital that we are able to contribute to the project going forward will also impact our share of the ultimate ownership of the project, which will likely be reduced as a result of raising equity and other capital to deploy the project.

In order to increase the likelihood of a successful financing and deployment of the American Centrifuge project and our participation in such project, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet.  A restructuring of our balance sheet could adversely affect the holders of our common stock through dilution or loss in value.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders.

June 2012 Cooperative Agreement with DOE

On June 12, 2012, we and DOE entered into a cooperative agreement to provide cost-share funding for the RD&D program. The objectives of the RD&D program are (1) to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 AC100 centrifuge machines and (2) to sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge project. This includes activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. We intend to meet these objectives through the construction and operation of one complete demonstration cascade and supporting infrastructure. This will enable us to demonstrate redundancy of the primary cascade support systems for commercial plant operation and to complete integrated testing against operational requirements.

The cooperative agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. The cooperative agreement is being incrementally funded, and $177.8 million of DOE funding has been provided as follows:

•
$87.7 million of funding was provided by DOE accepting title to quantities of depleted uranium that enabled us to release encumbered funds that were providing financial assurance for the disposition of this depleted uranium;

•	$45.7 million of funding was provided pursuant to the six-month continuing appropriations resolution passed by Congress and signed by the President on September 28, 2012;

•
$44.4 million of funding was provided in March 2013 by DOE transferring the SWU component of LEU that DOE previously acquired from us in exchange for the transfer of quantities of our depleted uranium to DOE.

Funding from DOE beyond the $177.8 million in obligated funding has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE. There is no assurance that this additional funding will be made available. Although we have adjusted our program spending to accommodate changes to the timing and amount of federal funding, we remain on schedule and budget to complete the RD&D program by the end of 2013. The amount of federal funding made available to date is expected to fund RD&D program activities through June 15, 2013, and we will continue to work with Congress and the administration to fund the RD&D program through December 2013 and achieve the remaining program milestones.

Under the cooperative agreement, we and our newly created subsidiary American Centrifuge Demonstration, LLC (“ACD”) are carrying out the RD&D program. ACD has put in place a program management and enhanced program execution structure as required by the cooperative agreement, which includes a board of managers who oversees and directs the management of the RD&D program.  The seven-person board is comprised of two independent managers, two managers appointed by USEC, and one manager appointed by each of Babcock & Wilcox Technical Services Group, Inc., Toshiba America Nuclear Energy Corporation and Exelon Generation Company, LLC.

The cooperative agreement, as amended on March 15, 2013, also includes the following nine technical milestones for the RD&D program:

Milestone	Milestone Date
DOE and USEC jointly agree upon a test program for the remaining milestones and for full system reliability and plant availability that takes into account human factors, upgraded Lower Suspension Drive Assembly (“LSDA”) and overall AC100 reliability, and full cascade separative performance, so as to achieve an overall plant availability and confidence level needed to support commercial plant operations
Completed
Confirm the reliability of the LSDA by accumulating 20 machine years of operation at target speed using AC100 centrifuges with upgraded LSDAs with no more than the projected number of LSDA failures	Completed
DOE and USEC will jointly agree to revise and further define the test program plan to include agreed parameters and success criteria for tests and such other modifications as the parties agree, such as the inclusion of additional milestones
By May 15, 2013
Successfully complete “Extended Feed Rate Range Survey, Machine” test	By June 15, 2013
Successfully complete “Machine Performance Parameter Test” test	By June 30, 2013
Successfully complete “Power Outage Testing, Machine Response” test	To be jointly agreed by DOE and USEC by May 15, 2013
Demonstrate AC100 manufacturing quality by operating the commercial demonstration cascade for a minimum of 20 machine years to provide the confidence level needed to support commercial plant operations
By December 31, 2013
Demonstrate AC100 reliability by accumulating 20 machine years at target speed and design condition with no more than the expected number of infant, steady-state and electronic recycles	By December 31, 2013
Demonstrate sustained production from a commercially staged, 120-centrifuge demonstration cascade configuration for 60 days (approximately 20 machine years) in cascade recycle mode with production availability needed during commercial plant operations using an average AC100 centrifuge production of 340 SWU per centrifuge year
By December 31, 2013

In addition, the cooperative agreement, as amended, also contains five non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the remaining milestones and other program objectives. As of December 31, 2012, we had manufactured a sufficient number of AC100 centrifuge machines and attained sufficient centrifuge machine run time to meet two of the performance indicator goals.

During the RD&D program we have built AC100 centrifuge machines and conditioned them with uranium gas in our existing lead cascade. Under the agreed upon test program referenced in the first milestone above, construction activities for the new Demonstration Cascade required the suspension of machine operations for several months. During this period we have removed existing cascade support equipment, constructed new infrastructure equipment and will be conducting integrated systems testing. Manufacture and assembly of AC100 machines is continuing during this period and may continue through the end of the program. Centrifuge operations and testing is also continuing at our test facility in Oak Ridge during this construction period. The new plant systems and other equipment have been installed and testing has begun, AC100 machines are being installed and we expect to operate the demonstration commercial cascade in the second half of 2013.

DOE has the right to terminate the cooperative agreement if any of these technical milestones are not met on or before the agreed date for such milestones or if we materially fail to comply with the other terms and conditions of the cooperative agreement. Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement.

On June 12, 2012, through our subsidiary ACD, we also entered into a contract with DOE to transfer to DOE title to the centrifuge machines and equipment produced or acquired under the RD&D program. The transferred property included some existing machines and equipment and the machines and equipment that are produced or acquired under the cooperative agreement.  DOE will make the transferred property available for no additional fee as leased personal property under the lease agreement between DOE and USEC for the facilities at Piketon, Ohio for the American Centrifuge Plant, and at financial closing on the financing for the construction of the American Centrifuge Plant, title to the transferred property will transfer to the lessee under and in accordance with the terms of the lease agreement. If we abandon the centrifuge technology and return the premises leased under the DOE lease agreement, prior to installing 1 million SWU capacity, then DOE will keep the transferred property and would be responsible for its disposal.

Project Spending

Our credit facility contains restrictions on our ability to spend on the American Centrifuge project. Under our credit facility, as amended on March 14, 2013, we can invest our 20% share of the costs under the RD&D program.  However, (1) the amount of expenditures reimbursable to us under the RD&D program that have not yet been reimbursed by DOE may not exceed $50 million and (2) the amount of expenditures reimbursable to us under the RD&D program for which DOE has not yet obligated funds may not exceed $20 million. In addition to restrictions under our credit facility, continued spending on the American Centrifuge project remains subject to our available liquidity, additional DOE funding under the RD&D program, our willingness to invest further in the project absent funding commitments to complete the project, our ability following the RD&D program to obtain a DOE loan guarantee and additional capital and successfully commercialize the project, and other risks related to the deployment of the ACP.

Potential Project Demobilization

Despite the technical progress being made by the RD&D program, we could still determine to demobilize the project in the event of lack of funding for the RD&D program or lack of prospects for successful financing and commercialization of the American Centrifuge project.  The initial actions that could be taken as part of a demobilization include:

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

We currently estimate that we could incur total employee related severance costs of approximately $12.9 million for all American Centrifuge workers in the event of a full demobilization of the project. In addition, we currently estimate ongoing contractual commitments at December 31, 2012 of approximately $38.4 million. This includes contractual termination penalties related to both prepayment and contractual commitment amounts of $5.0 million in connection with a demobilization.  Depending on the length of the demobilization period, we would also incur costs related to the execution of the demobilization of up to approximately $49.5 million in addition to the severance costs, contractual commitments, contractual termination penalties and other related costs described above. These costs of demobilization do not reflect any offsets for salvage or other recovery value of American Centrifuge project assets. Due to the classified nature of the American Centrifuge technology and the license that we have from the Nuclear Regulatory Commission, we must develop and execute a transportation, consolidation and storage plan for classified material and information. We must also develop and have approved a decontamination and decommissioning plan for the lead cascade and other nuclear operations. See below regarding “—Financial Assurance for Decontamination and Decommissioning.”

Commercial Plant Project Cost and Schedule

As we execute the RD&D program, we are reevaluating our approach to the commercial deployment of the technology, including the development of a comprehensive revised cost estimate and schedule for the commercial deployment. We have resumed negotiating with suppliers regarding the transition to fixed cost or maximum cost contracts to complete the project in anticipation of submitting an update to our application with the DOE Loan Guarantee Office and other American Centrifuge commercialization efforts in 2013. We are currently developing a revised cost estimate and schedule for the project based on closing on project financing and beginning commercial deployment in early 2014. Under this scenario, we would expect first commercial production from the commercial plant in about two-and-a-half years and full production of 3.8 million SWU per year in approximately two to two-and-a-half years later.

Since our last update to our loan guarantee application in July of 2010, several factors have changed and are putting pressure on the economics of the ACP, including the delay in anticipated remobilization for commercial deployment from 2011 to 2014, increases in the cost of several key commodities, and changes and additions to project scope and schedule.  The uncertainty of achieving project financing and sole source or limited competition are also affecting suppliers’ willingness to negotiate cost, schedule and terms. The cost and schedule for the project would depend on a large variety of factors, including how we ultimately deploy the project, the outcome of future discussions with suppliers, changes in commodity and other costs, the outcome of the RD&D program and the ability to develop and implement cost saving and value engineering actions. Further increases in the cost of the ACP would increase the amount of external capital we must raise and would adversely affect our ability to successfully finance and deploy the ACP. There are significant carrying costs associated with the project and maintaining the manufacturing infrastructure, which would exist following the RD&D program in the event of a further delay in achieving financing and remobilization of the project. For a discussion of the uncertainties regarding financing for the American Centrifuge project, see Item 1A, Risk Factors.

Lead Cascade Test Program

The lead cascade test program in Piketon, Ohio began operations in August 2007 and has accumulated more than one million machine hours of runtime. The initial lead cascade test program involved USEC-produced prototype machines and was completed in early 2010. We also operated AC100 centrifuge machines which included parts manufactured by our strategic suppliers successfully in a smaller demonstration cascade beginning in March 2010.

In order to keep our supplier base intact, we continued to manufacture AC100 centrifuge machines in 2011 which incorporated certain design improvements.  These machines replaced the initial set of AC100 machines.

The objectives of the RD&D program are to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 AC100 centrifuge machines.

Manufacturing Infrastructure

We are working with our strategic suppliers to maintain the manufacturing infrastructure developed over the last several years. However, we are constrained by our reduced level of spending. The RD&D program provides for the continued production of AC100 machines, which helps our suppliers gain additional cost experience and familiarity with the manufacturing process. Although we have delayed high-volume production of the AC100 machines, our strategic suppliers have demonstrated flexibility and initiative to keep their role in the project moving forward. However, we face challenges with ensuring the ability and willingness of our strategic suppliers to continue at low rates of production for a prolonged period of time absent greater certainty on funding for the project and a definitive timeline for full remobilization.

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

Construction of the physical plant includes various systems such as electric, telecommunications, HVAC and water distribution. Other plant infrastructure that must be completed include the piping that enables UF6 gas to flow throughout the enrichment production facility, process systems to support the centrifuge machines and cascades, a distributed control system to monitor and control the enrichment processing equipment, and facilities to feed natural uranium into the process system and withdraw enriched uranium product. We demobilized most construction activities in August 2009 due to project funding uncertainty. In 2012, we resumed construction in one process building to replace legacy systems with new plant systems and infrastructure required for the RD&D program. In addition, plant design activities related to the uranium feed and withdrawal facility continue under the RD&D program.

Project Milestones under the 2002 DOE-USEC Agreement

On June 12, 2012 USEC and DOE entered into an amendment (the “2002 Agreement Amendment”) to the Agreement dated June 17, 2002 between DOE and USEC, as amended (the “2002 DOE-USEC Agreement”).  The 2002 DOE-USEC Agreement provides that we will develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. The 2002 Agreement Amendment added two new milestones and revised the remaining four milestones under the 2002 DOE-USEC Agreement relating to the financing and operation of the American Centrifuge Plant. These milestone dates were not intended to be representative of management’s view of an updated schedule for deployment of the American Centrifuge plant but were a result of negotiations with DOE. We are in the process of developing a comprehensive cost estimate and revised schedule for the American Centrifuge project that will form the basis for an update to our loan guarantee application to DOE. The 2002 Agreement Amendment provides that we will submit a revised plan to DOE covering the milestones after November 2014 on or before the date we submit a notice of commitment to proceed with commercial operations, and DOE and USEC will discuss adjustment of these remaining milestones as may be appropriate based on this revised plan.

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

NRC Operating Licenses

On May 20, 2011, we submitted to the NRC a request to extend our operating license for the lead cascade, which was scheduled to expire on August 23, 2011. On July 15, 2011, the NRC concluded that our application was complete, but deferred conducting a review of our application. We are proceeding with the RD&D program and lead cascade operations are expected to continue through at least the end of the RD&D program in December 2013. Under applicable law, our license will not expire pending NRC's review of a complete application.

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

Effective February 8, 2013, the licenses for the lead cascade and the ACP were transferred to American Centrifuge Operating, LLC, our wholly owned subsidiary.

American Centrifuge Plant Lease

We lease the facilities in Piketon for the American Centrifuge Plant from DOE. The process buildings that will house the cascades of centrifuges encompass more than 14 acres under roof. The lease for these facilities and other support facilities is a stand-alone amendment to our lease with DOE for the gaseous diffusion plant facilities in Piketon and in Paducah. The current lease term is through June 2019. We have the option to extend the lease term for additional five-year terms up to 2043. Thereafter, we also have the right to extend the lease for up to an additional 20 years, through 2063, if we agree to demolish the existing buildings leased to us after the lease term expires. We have the option, with DOE’s consent, to expand the leased property to meet our needs until the earlier of September 30, 2013 or the expiration or termination of the GDP lease. Rent is based on the cost of lease administration and regulatory oversight in Piketon and is approximately $1.5 million per year, including estimates for additional charges by DOE for its subcontractors that may be allocated to the ACP. We may terminate the lease upon three years’ notice. DOE may terminate for default, including if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

Financial Assurance for Decontamination and Decommissioning

Pursuant to contract, DOE has obtained title to certain equipment used in the RD&D program.  Other than equipment transferred to DOE (collectively “DOE Transferred Property”), we own all capital improvements at the American Centrifuge Plant and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. This provision is unlike the lease for the gaseous diffusion plants where we may leave the property in an “as is” condition at termination of the lease. DOE generally only remains responsible for pre-existing conditions of the American Centrifuge leased facilities. At the conclusion of the lease, we are obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear). In the event we return the facilities in Piketon, Ohio prior to completing installation of 1 million SWU of capacity, DOE retains title to and responsibility for disposition of the DOE Transferred Property.

We are required to provide financial assurance to the NRC for the decontamination and decommissioning (“D&D”) of the American Centrifuge Plant. The amount of financial assurance is dependent on construction progress and D&D cost projections. We are also required to provide financial assurance to DOE in an amount equal to our current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of us by the NRC for D&D. As of December 31, 2012, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $23.0 million that supports construction progress. The surety bonds are partially collateralized with interest-earning cash deposits. Financial assurance provided for the ACP increased $0.8 million in 2012 related to construction of centrifuge machines as part of the RD&D program.

If construction of the ACP is resumed, the financial assurance requirements will increase each year commensurate with the status of facility construction and operations. As part of our license to operate the American Centrifuge Plant, we provide the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future commercial centrifuge operations. Since machines operated as part of the RD&D program and as part of the lead cascade are operated in recycle mode, depleted uranium is not generated from these operations.

DOE Technology License

In December 2006, USEC and DOE signed an agreement licensing U.S. gas centrifuge technology to USEC for use in building new domestic uranium enrichment capacity. We will pay royalties to the U.S. government on annual revenues from sales of LEU produced in the American Centrifuge Plant. The royalty ranges from 1% to 2% of annual gross revenue from these sales and provide for a minimum payment of $100,000 per year. Payments are capped at $100 million over the life of the technology license. DOE may terminate the license if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

Risks and Uncertainties

The successful commercialization of the American Centrifuge technology is dependent upon a number of factors, including our ability to successfully reduce our financial risk and finance the project, the successful completion of the RD&D program and performance of the American Centrifuge technology, overall cost and schedule, and the achievement of milestones under the 2002 DOE-USEC Agreement. Risks and uncertainties related to the American Centrifuge Plant are described in further detail in Item 1A, Risk Factors.

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

Environmental Compliance

Our enrichment operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our operations generate low-level radioactive waste that is stored on-site at the Paducah GDP or is shipped off-site for disposal at commercial facilities. In addition, our operations generate hazardous waste and mixed waste (i.e., waste having both a radioactive and hazardous component), most of which is shipped off-site for treatment and disposal.

Our enrichment operations generate depleted uranium that is stored at the Paducah GDP. Depleted uranium is a result of the uranium enrichment process where the concentration of the U 235 isotope in depleted uranium is less than the concentration of .711% found in natural uranium. All liabilities arising out of the disposal of depleted uranium generated before July 28, 1998 are direct liabilities of DOE. The USEC Privatization Act requires DOE, upon our request, to accept for disposal the depleted uranium generated after the July 28, 1998 privatization date provided we reimburse DOE for its costs. During 2012, DOE provided funding for the RD&D program by accepting title to USEC’s balance of depleted uranium. As of December 31, 2012, a small remaining quantity of depleted uranium remains to be transferred to DOE under our agreement. In addition, we do not incur any additional tails disposal obligations under the one-year multi-party depleted uranium enrichment arrangement through May 31, 2013.

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

As described above under “The American Centrifuge Plant – Financial Assurance for Decontamination and Decommissioning,” we will be responsible for the decontamination and decommissioning of the American Centrifuge Plant.

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

There are also smaller producers of LEU in China, Japan and Brazil that primarily serve a portion of their respective domestic markets. However, China is emerging as a growing producer and has begun to supply limited quantities of LEU to foreign markets. China has existing centrifuge production capacity that it purchased from Russia and is also developing its own centrifuge enrichment technology, which could be used for China's domestic needs or to export LEU for sale in foreign markets. Depending on the rate of their development of centrifuge technology or other expansion and their plans for this supply, this could be a source of significant long-term competition.

Global LEU suppliers compete primarily in terms of price and secondarily on reliability of supply and customer service. We believe our reputation built over many years as a reliable supplier with outstanding customer service is an attractive attribute that customers consider in making purchases of enriched uranium.

USEC currently uses the gaseous diffusion process to produce LEU. Areva closed its gaseous diffusion plant in June 2012 and is increasing production at its gas centrifuge enrichment plant. Urenco and Rosatom also use centrifuge technology. Gaseous diffusion plants generally have significantly higher operating costs than gas centrifuge plants due to the significant amounts of electric power required by the gaseous diffusion process.

We estimate that the enrichment industry market is currently about 50 million SWU per year. This includes the approximately 6 million SWU of annual demand from Japanese reactors that has been largely absent from the market since the March 2011 events in Japan. In the past five years, we have delivered LEU containing 9 to 13 million SWU per year, of which approximately 5.5 million SWU per year was obtained by us under the Russian Contract.

Urenco reported installed capacity at its European and U.S. enrichment facilities of 16.9 million SWU per year at the end of 2012. Urenco’s announced plans call for total capacity of 18 million SWU per year by the end of 2015.

Areva’s gas centrifuge enrichment plant in France began commercial operations in 2011 and reached installed capacity of 2.5 million SWU per year at the end of 2012. Areva expects full capacity of 7.5 million SWU per year by 2016. Areva announced in 2010 that it had received a conditional commitment for a DOE loan guarantee to build its proposed Eagle Rock centrifuge uranium enrichment plant near Idaho Falls, Idaho. In October 2011, the NRC issued an operating license for the Eagle Rock plant. Areva’s original plan called for initial production in 2014 with a targeted production rate of 3.3 million SWU per year reached by 2018. In December 2011, Areva suspended plans for the Eagle Rock plant as part of an announced strategic overhaul to reduce Areva’s overall debt. While the project has been put on hold, Areva did not exclude the possibility that the Eagle Rock project could proceed under new partnerships. Furthermore, under a new strategic plan, Areva has suspended any planned capacity expansions for its gas centrifuge plant beyond 7.5 million SWU.

Areva and Urenco’s European centrifuge enrichment facilities, as well as their plants under construction or proposed in the U.S., use or will use centrifuge machines manufactured in Europe by ETC.

Rosatom/TENEX also uses centrifuge technology. The World Nuclear Association (“WNA”) estimates Russian production capacity, excluding a portion of Russian capacity estimated to be used for downblending highly enriched uranium, to be approximately 23 million SWU per year. The downblending program ends in 2013 and that portion of capacity would then be available to the market. WNA estimates Russian capacity of approximately 30-35 million SWU by 2020.  Imports of LEU and other uranium products produced in the Russian Federation are subject to the restrictions described below under “Limitations on Imports of LEU from Russia.”

All of our current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.

In addition, GE Hitachi Global Laser Enrichment (“GLE”) has an agreement with Silex Systems Limited, an Australian company, to license Silex’s laser enrichment technology. USEC funded research and development of the Silex technology for several years but terminated the arrangement in April 2003 to focus on the American Centrifuge technology. Since 2008, GLE has taken a phased development process with the goal of constructing a commercial enrichment plant in Wilmington, North Carolina with a target capacity of between 3 and 6 million SWU per year, although GLE reportedly has expressed an interest in deploying enrichment capacity at the site of the Paducah GDP after USEC ceases enrichment there and returns the facilities to DOE. The NRC issued GLE a license in September 2012. GLE is operating a test loop facility to determine performance and reliability data, which could be used to make a decision on whether or not to proceed with the construction of a commercial plant. GLE officials have said in published reports that such a decision will come after years of further testing is completed, regulatory approval is achieved, and analysis of market conditions is finalized.

In addition to enrichment, LEU may be produced by downblending government stockpiles of highly enriched uranium. Governments control the timing and availability of highly enriched uranium released for this purpose, and the release of this material to the market could impact market conditions. In the past, we have been a primary supplier of downblended highly enriched uranium made available by the U.S. and Russian governments. To the extent LEU from downblended highly enriched uranium is released into the market in the future for sale by others, these quantities would represent a source of competition.

LEU that we supply to foreign customers is exported under the terms of international agreements governing nuclear cooperation between the United States and the country of destination or other entities, such as the European Union or the International Atomic Energy Agency. For example, exports to countries comprising the European Union take place within the framework of an agreement for cooperation (the “Euratom Agreement”) between the United States and the European Atomic Energy Community, which, among other things, permits LEU to be exported from the United States to the European Union for as long as the Euratom Agreement is in effect. The Euratom Agreement also provides that nuclear equipment and material imported from Euratom countries to the United States cannot be used by the United States for defense purposes. This limitation applies to centrifuges from Urenco and Areva but it does not apply to enrichment equipment produced in the United States using U.S. technology, such as the American Centrifuge technology.

In the future, the LEU supplied to us under the Russian Supply Agreement will be subject to the terms of cooperation agreements between the Russian Federation and the country of destination or other entities.

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

The September 2008 legislation imposes annual quotas on imports of Russian LEU through 2020. From 2008-2011, the quotas only permitted a small amount of LEU to be imported. The quotas increase moderately in 2012 and 2013, and then from 2014-2020 are set at an amount equal to approximately 20% of projected annual U.S. consumption of LEU. The higher quotas for 2014-2020 are subject to completion of the Megatons to Megawatts program, which is anticipated to occur by the end of 2013. These import quotas are substantially similar to the export quotas established under the Russian Suspension Agreement discussed below. However, the legislation also includes the possibility of expanded quotas of up to an additional 5% of the domestic market annually beginning in 2014 if the Russian Federation continues to downblend highly enriched uranium after the Russian Contract is complete. As with the Russian Suspension Agreement, the legislation also permits unlimited imports of Russian LEU for use in initial cores for any new U.S. nuclear reactor.

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

Limitations on Imports of LEU from France

The U.S. Department of Commerce (“DOC”) imposed an antidumping order imposed on imports of French LEU in 2002. The antidumping duty order is currently subject to two five-year “sunset” reviews being conducted by the DOC and the U.S. International Trade Commission (“ITC”), respectively, that will determine if the order should be maintained. This is the second round of “sunset reviews” of the antidumping order. The first round of reviews in 2007 concluded that termination of the antidumping order would lead to the continuation or recurrence of dumping of French LEU (a determination made by the DOC), and to the continuation or recurrence of material injury to the U.S. LEU industry (a determination made by the ITC), which resulted in the order being maintained.

Employees

 A summary of our employees by location follows:
	No. of Employees
	at December 31,
Location	2012	2011
Paducah, KY	1,133	1,194
Piketon, OH	311	335
Oak Ridge, TN	171	190
Norcross, GA	67	68
Bethesda, MD	88	98
Total Employees	1,770	1,885

The United Steelworkers (“USW”) and the Security, Police, Fire Professionals of America (“SPFPA”) represented 621 employees at the Paducah GDP as follows:

	Number of Employees	Contract Term
USW Local 5-550	543	July 2016
SPFPA Local 111	78	March 2014

The USW filed a petition with the National Labor Relations Board (“NLRB”) to represent certain hourly employees at our ACP facility in Piketon and an election was held under the supervision of the NLRB on February 14 and 15, 2013.  In that election, a majority of eligible workers voted to be represented by the USW. We will begin negotiations in good faith with the USW for the terms of a collective bargaining agreement in the near future.

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

We continue to believe that deployment of the American Centrifuge project represents our clearest path to a long-term, direct source for domestic enrichment production, and therefore the long-term viability of our LEU business. In light of the significant transition of our business and the uncertainties and challenges facing us and in order to improve our credit profile and our ability to successfully finance and deploy the American Centrifuge project and to maximize our participation in such project, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet.  However, we have no assurance regarding our ability to successfully pursue or complete a restructuring or that a restructuring of our balance sheet will lead to our obtaining a DOE loan guarantee.

Any restructuring will likely be subject to a number of conditions, many of which will be outside of our control, including any agreement with the holders of our outstanding convertible notes, our preferred stockholders, creditors and other parties, and may limit our ability to use our net operating losses and other tax benefits if there is an ownership change. Our ability to successfully complete any restructuring could also require the involvement and cooperation of DOE, which is also subject to uncertainty. In addition, we plan to engage in further discussions with the Pension Benefit Guarantee Corporation (“PBGC”) regarding their assertion that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e). We cannot give any assurance that any negotiations or restructuring we could elect to pursue would be successful, or what the terms thereof would be, or what, if anything, our existing debt and equity holders would receive in any restructuring.

A restructuring of our balance sheet and other actions to improve our capital structure could include the issuance of additional debt and/or equity securities in exchange for outstanding indebtedness. Any debt securities or preferred stock that might be issued could have liquidation rights, preferences and privileges senior to those of our outstanding common stock. The issuance of additional equity and other securities could also be dilutive to existing stockholders and we cannot predict the extent of this dilution.  Any restructuring could result in the holders of our common stock retaining only a limited portion of the equity of the company or even receiving no value for their holdings.

Uncertainty about our ability to continue as a going concern could have an adverse impact on our liquidity, business and prospects.

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the 12- month period following the date of these consolidated financial statements, assuming the renewal or replacement of our revolving credit facility past September 2013.  Although we expect to have adequate liquidity to meet our obligations during 2013, we have reported net losses and a stockholders’ deficit as of December 31, 2012 and, as described above, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet.  Although we have no assurance regarding our ability to pursue or complete a restructuring, a restructuring could result in significant changes to our capital structure and adjustments to our balance sheet, including the creation of a new entity for accounting purposes, which would have a material impact on our financial statements, including the going concern assumption on which they have been prepared. As a result, the opinion of our independent registered public accounting firm included an explanatory paragraph regarding uncertainty about our ability to continue as a going concern. Uncertainty regarding our ability to continue as a going concern (including the consideration of the explanatory paragraph described above), could:

•	Adversely impact our relationship with DOE, including its willingness to provide additional funding for the RD&D program;

•
Adversely impact our relationships with customers, including result in requests by customers that we provide adequate assurances of our ability to perform our existing contracts, efforts by customers to modify or terminate these contracts or an unwillingness of customers to enter into new contracts or to advance orders that we may need to manage our liquidity or working capital;

•
Adversely impact our discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of our de-lease of the Portsmouth gaseous diffusion plant and related transition of employees on our defined benefit plan funding obligations;

•	Cause the New York Stock Exchange (NYSE) to subject us to the continued listing procedures described in the risk factor below in consideration of the explanatory paragraph;

•	Result in other adverse actions by vendors, creditors and other third parties based on their view of our financial strength and future business prospects.

These events could cause or give rise to events that, individually or in the aggregate, could have an adverse impact on our liquidity, business and prospects.

Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our $530 million of convertible notes for cash, which we would not have adequate cash to do and would result in an event of default under our credit facility.

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE’s continued listing criteria relating to minimum share price.  The NYSE listing requirements require that our common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, we provided written notice to the NYSE of our intent to cure this deficiency through a reverse stock split.  We are required to regain compliance with the NYSE’s price criteria by no later than our next annual meeting of shareholders if shareholder approval is required as is the case with a reverse stock split. We intend to seek shareholder approval for a reverse stock split at our next annual meeting of shareholders. However, we have no assurance that our shareholders will approve the reverse stock split.  If our shareholders do not approve the reverse stock split, the NYSE would likely take action to delist our common stock.  If our shareholders approve the reverse stock split and we effectuate the reverse stock split to cure the condition, the condition will be deemed cured if our closing share price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.  However, we have no assurance that the reverse stock split, if effectuated, will cause our share price to improve as expected.

We also have no assurance that we will continue to be in compliance with other NYSE listing standards.  As of December 31, 2012, we expensed $1.1 billion of previously capitalized work in process costs related to the American Centrifuge project.  This reduced our net income and stockholders’ equity in the fourth quarter of 2012 and resulted in our having negative stockholders’ equity as of December 31, 2012.  As long as our stockholders’ equity remains less than $50 million, the NYSE could take actions to delist our common stock if our average market capitalization is less than $50 million over a consecutive 30 trading-day period.  As of March 14, 2013, our average market capitalization over the previous consecutive 30-trading day period was $64.9 million.  We cannot assure you that our market capitalization will not decline further and cause our average market capitalization to fall below the NYSE listing requirements.  The NYSE listing rules permit a company to submit a plan to return to compliance, although continued listing in such cases is subject to the NYSE’s acceptance of such plan and acceptable progress in regaining compliance.  In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors.  The NYSE could also subject us to the continued listing procedures for a variety of other reasons, including as a result of the explanatory paragraph included in the opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 that there is substantial doubt about our ability to continue as a going concern.

We would also be subject to immediate suspension and de-listing from the NYSE if our average market capitalization is less than $15 million over a consecutive 30 trading-day period or if we were to file or announce an intent to file under any of the sections of the bankruptcy law at a time when we were below any of the numerical continued listing standards.

Even if we meet the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

A delisting of our common stock by the NYSE and the failure of our common stock to be listed on another national exchange could have significant adverse consequences.  A delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase our common stock.  As of December 31, 2012, we had $530 million of convertible notes outstanding.  A “fundamental change” is triggered under the terms of our convertible notes if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market.  Our receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change.  If a fundamental change occurs under the convertible notes, the holders of the notes can require us to repurchase the notes in full for cash.  We do not have adequate cash to repurchase the notes.  In addition, the occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is an event of default under our credit facility.  Accordingly, the exercise of remedies by holders of our convertible notes or lenders under our credit facility as a result of a delisting would have a material adverse effect on our liquidity and financial condition and could require us to file for bankruptcy protection.

Ceasing enrichment at the Paducah GDP could have a material adverse effect on our business and prospects.

We are preparing for the transition of the Paducah GDP after the end of the depleted uranium enrichment arrangement in May 2013.  We are in discussions regarding the potential for continuing enrichment at Paducah for several months following the completion of the current arrangement at the end of May 2013, and we have also expressed to DOE our interest in continuing enrichment of tails and other DOE uranium materials at Paducah under any other arrangement that is economically supportable. However, we may not be able to reach an agreement for a short term extension or other arrangement. We believe it will be difficult to continue commercial enrichment at Paducah beyond the end of the current arrangement in May 2013 and any short-term follow-on arrangement.  Ceasing enrichment at the Paducah GDP could have a material adverse effect on our business and prospects.

Under the lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant. Nevertheless, we could incur significant costs in connection with the Paducah transition that could put demands on our liquidity and negatively impact our results of operations, including:

•
Lease turnover costs.  We expect to incur significant costs in connection with the return of leased facilities to DOE.  As of December 31, 2012, we have accrued liabilities for lease turnover costs related to the Paducah GDP totaling approximately $43 million, of which $32 million is expected to be incurred during 2013 and is classified as a current liability. Lease turnover costs are costs incurred in returning the GDP to DOE in acceptable condition, including removing nuclear material as required and removing USEC-generated waste. The lease turnover could be further accelerated, depending on the transition schedule to return portions of leased areas to DOE, and the remainder of these costs which are currently included in our other long-term liabilities could be classified as a current liability. In addition, our actual lease turnover costs could be greater than anticipated, which could result in additional demands on our liquidity and could negatively impact our results of operations.

•
Severance Costs.  We also expect to incur significant severance costs in connection with ceasing enrichment at the Paducah GDP. We currently estimate that we could incur total employee related severance costs of approximately $26 million for all Paducah GDP workers in the event of a full termination of operations.

•
Pension and Postretirement benefit costs.  We plan to engage in further discussions with PBGC regarding their assertion that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e). Given the significant number of current active employees at Paducah, the amount of any potential liability related to a future decision to discontinue enrichment or other transition actions at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million. See the Risk Factor “Our defined benefit pension plans are underfunded and we could be required to place an amount in escrow or purchase a bond with respect to such underfunding that could adversely affect our liquidity.”

•
Other transition costs.  In addition, other activities that will increase our cost of sales as we transition after ceasing enrichment include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of leased areas and infrastructure. Once we cease enrichment at the Paducah GDP, for a period of time we will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services, including deliveries to customers of our inventory of LEU, return of unused inventories owned by customers and others with accounts at USEC, and handling of Russian material through 2013 under the Russian Contract, or beyond under the Russian Supply Agreement.  We are currently in discussions with DOE regarding the timing of our de-lease of facilities at the Paducah GDP and are seeking to minimize our transition costs, which could be substantial; however, we may not be able to achieve the desired cost savings in the timeframe we expect.  For example, we must factor in the need and cost of maintaining facilities in order to handle our inventory as we plan to transition Paducah. As of December 31, 2012, these inventories include approximately $950 million of inventories owed to customers and suppliers that consist primarily of inventories owed to fabricators. These inventories are awaiting delivery to fabricators under delivery optimization arrangements between USEC and domestic fabricators, the timing of transfer of which is uncertain. These inventories owed to fabricators have been increasing and could continue to increase to the extent that fabricators continue to use their other inventories to satisfy our customer order obligations.  In addition, we have no assurance that DOE would accept the areas that we wish to de-lease on a schedule that would be cost efficient or meet our timing for deliveries of inventories to customers, fabricators and others.

Ceasing enrichment at the Paducah GDP could also have significant impacts on our existing business, including:

•
We expect there to be a transition period of several years, until the American Centrifuge Plant (“ACP”) is in commercial operations, during which we are no longer enriching uranium but are making sales from our existing inventory and from our future purchases under the supply agreement entered into with Russia in March 2011 for the supply of commercial Russian LEU (the “Russian Supply Agreement”).  As we look to transition from the Paducah GDP, we have an objective of minimizing the period of transition until we have a new source of domestic U.S. enrichment production. However, we do not currently have a definitive timeline for the ACP deployment to provide this source of production.  Absent a definitive timeline for the ACP deployment, this could adversely affect our efforts to pursue the American Centrifuge project, to implement the Russian Supply Agreement or to pursue other options, and could threaten our overall viability.

•
Ceasing enrichment at Paducah could also adversely affect our relationships with a variety of stakeholders, including customers. Customers could ask us to provide adequate assurances of performance under existing contracts that could adversely affect our business. Customers may also not be willing to modify existing contracts, some of which must be revised to permit acceptance of LEU from our anticipated supply sources during the transition period.  Ceasing enrichment at Paducah could also adversely affect our ability to enter into new contracts with customers, including our ability to contract for the output of the American Centrifuge Plant and for the material we purchase under the Russian Supply Agreement. We maintain substantial inventories of SWU from our production and from deliveries under the commercial agreement with the Russian entity TENEX to implement the Megatons to Megawatts program that we carefully monitor to ensure we can meet our commitments. Our ability to maintain inventories and to make deliveries needed to monetize these inventories in order to meet our liquidity requirements could be adversely affected if we lost our right to lease the portions of the Paducah GDP where the inventories are held and could not find alternative space where inventories could be kept and delivered.

•
We also have no assurance that we could continue to lease portions of the Paducah GDP. Under the 2002 DOE-USEC Agreement, DOE can transition operations of Paducah from USEC operation to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts in the event we cease enrichment operations at Paducah prior to six months before USEC has the permanent addition of 3.5 million SWU per year of new capacity based on advanced enrichment technology.  While we believe that allowing USEC to maintain access to the Paducah GDP would be the best course of action to permit the fulfillment of supply contracts, there can be no assurance that DOE will not seek to exercise this right in a manner that will result in adverse impacts to us, including interfering with our deliveries to customers and our ability to maintain their inventories at Paducah, interfering with our ability to sell and deliver our inventory and impacting our ability to make sales.

All of these factors could have a significant adverse effect on our results of operations and financial condition.

We record leasehold improvements, machinery and equipment at acquisition cost and depreciate these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant. We are currently depreciating these assets on a straight line basis through 2014 based on our expectations regarding the term of the lease.  If facts and circumstances affecting the expected term of the lease change, we could further accelerate the depreciation of these assets, which would increase our cost of sales and negatively impact our gross profit in our LEU segment.

Our defined benefit pension plans are underfunded and we could be required to place an amount in escrow or purchase a bond with respect to such underfunding that could adversely affect our liquidity.

We maintain qualified defined benefit pension plans covering approximately 7,100 current and former employees and retirees, including approximately 1,500 active employees. These pension plans are guaranteed by the Pension Benefit Guaranty Corporation (“PBGC”), a wholly owned U.S. government corporation that was created by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). At December 31, 2012, these plans were underfunded (based on generally accepted accounting principles (“GAAP”)) by approximately $324 million.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Services Segment—Portsmouth Site Transition”, on September 30, 2011, we completed the de-lease of the Portsmouth gaseous diffusion facilities and transition of employees performing government services work to DOE’s D&D contractor.  We notified PBGC of this occurrence.  Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer’s employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, PBGC has the right to require the employer to place an amount in escrow or furnish a bond to PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. PBGC could also elect not to require any further action by the employer. PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a “termination basis”, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. We have informed PBGC that we do not agree that the de-lease of the Portsmouth gaseous diffusion facilities and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). We also dispute the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. We plan to engage in further discussions with PBGC. However, we have not reached a resolution with PBGC and we have no assurance that PBGC will agree with our position or reach a consensual resolution and will not pursue a requirement for USEC to establish an escrow or furnish a bond. If we are not successful in reaching a resolution with PBGC or defending against any pursuit by PBGC of a requirement for a bond or escrow, in light of the current demands on our liquidity, depending on the timing and amount of such requirement, we might not have the cash needed to satisfy such requirement, which could have a material adverse effect on our liquidity and prospects.

As we discuss elsewhere, we are preparing for the transition of the Paducah GDP after the end of the one-year term of the depleted uranium enrichment arrangement in May 2013. In addition, despite the technical progress being made by the RD&D program, we could still determine to demobilize the project in the event of lack of funding for the RD&D program or lack of prospects for successful financing and commercialization of the American Centrifuge project. PBGC could take the position that a future decision to discontinue enrichment or other transition actions at Paducah, or to demobilize the American Centrifuge program, or both, could create additional potential liabilities under Section 4062(e) of ERISA. We would also seek to defend against this position based on the facts and circumstances at the time.  However, given the significant number of current active employees at Paducah, the amount of any potential liability related to a future decision to discontinue enrichment or other transition actions at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million. In the event that either the discontinuation of enrichment or other transition actions at Paducah, or the demobilization of the American Centrifuge program constitutes a cessation of operations that triggers liability under ERISA Section 4062(e), the potential amount of any liability would depend on various factors, including the amount of any future underfunding under each of our defined benefit pension plans (also computed based on the plan’s underfunding on a “termination basis”), taking into account plan asset performance and changes in interest rates used to value liabilities, as well as the number of employees who are participants in the affected plan prior to any covered event and the number of such employees who leave the plan as a result of any such event, and whether the pension obligations are transferred to a subsequent employer on the site.  In light of current demands on our liquidity, depending on the timing and amount of any requirement to satisfy any such liability, we might not have the cash needed to do so, which could have a material adverse effect on our liquidity and prospects.

The long-term viability of our enrichment business depends on our ability to replace our current enrichment facility with competitive gas centrifuge enrichment technology.

We currently use a gaseous diffusion uranium enrichment technology at the Paducah GDP. However, our competitors utilize centrifuge uranium enrichment technology. At current prices for electricity, centrifuge technology is more operationally cost-effective than gaseous diffusion technology, which requires substantial amounts of electric power to enrich uranium. We must transition to a lower operating cost technology in order to remain competitive in the long term and one that is less dependent on volatile energy markets.  We are working to commercialize an advanced uranium enrichment centrifuge technology, which we refer to as the American Centrifuge technology, as a replacement for our gaseous diffusion technology. The construction and deployment of the ACP is a large and capital-intensive undertaking that is subject to significant risks and uncertainties.  If we are unable to successfully and timely deploy the ACP or an alternative enrichment technology on a cost-effective basis, due to the risks and uncertainties described in this section or for any other reasons, our gross profit margins, cash flows, liquidity and results of operations would be materially and adversely affected and our business likely would not remain viable over the long term.

Only a portion of the U.S. Government funding for the cost-share research, development and demonstration (“RD&D”) program with DOE has been provided.  A lack of approved funding for the balance of the RD&D program or delays in the budget process could adversely affect our ability to implement the RD&D program and our ability to commercialize the ACP technology.

On June 12, 2012, we entered into a cooperative agreement with DOE to provide cost-share funding for a RD&D program for the American Centrifuge project. The cooperative agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. The cooperative agreement is being incrementally funded, and $177.8 million of DOE funding has been provided as follows:

•
$87.7 million of funding was provided by DOE accepting title to quantities of depleted uranium that enabled us to release encumbered funds that were providing financial assurance for the disposition of this depleted uranium;

•	$45.7 million of funding was provided pursuant to the six-month continuing appropriations resolution passed by Congress and signed by the President on September 28, 2012;

•
$44.4 million of funding was provided by DOE transferring the separative work unit (“SWU”) component of low enriched uranium (“LEU”) DOE previously acquired from us in exchange for the transfer of quantities of our depleted uranium to DOE.

The remaining funding from DOE has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE.  The President’s Fiscal Year 2013 budget request included $150 million for the RD&D program within the DOE budget and we have been working to obtain this funding, however, the $45.7 million that was approved by Congress for the six month period ending March 31, 2013 was based on an annual rate for operations of $100 million. Even if additional funding is approved for the remainder of government fiscal year 2013 through September 30, 2013 at the same level that was included in the six-month continuing appropriations resolution, that would still leave a funding gap. Moreover, we have no assurances that even this reduced level of funding can be obtained.

Although we have adjusted our program spending to accommodate changes to the timing and amount of federal funding, we remain on schedule and budget to complete the RD&D program by the end of 2013.   The amount of federal funding made available to date is expected to fund RD&D program activities through June 15, 2013, and we will continue working with Congress and the administration to fully fund the RD&D program through December 2013. However, there is no assurance that this additional funding will be made available in the timeframe needed or at all. In light of our liquidity constraints and restrictions under our credit facility, we will not be able to continue RD&D program spending without U.S. government or other third party funding as the use of our own funds would be limited. Delays or interruption of funding for the RD&D program would adversely affect our ability to implement the RD&D program and could cause us to demobilize the American Centrifuge project. Funding reductions in the RD&D program could adversely impact activities required to support our readiness for commercialization, which would in turn adversely affect the cost and schedule for the project.

Actions we have taken or may take to reduce spending on the American Centrifuge project may have adverse consequences on the American Centrifuge project.

We are currently limited in the amounts we are able to spend on the American Centrifuge project to the amounts available under the RD&D program and additional spending reductions may be needed to keep spending within available RD&D funding going forward.  We also have no assurance that any additional funding for the RD&D program or the American Centrifuge project will be made available. Reductions in spending on the American Centrifuge project could:

•	adversely affect our ability to execute the RD&D program;
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

Under the cooperative agreement entered into with DOE for the RD&D program, USEC and our newly created subsidiary American Centrifuge Demonstration, LLC (“ACD”) are carrying out the RD&D program. ACD has put in place a program management and enhanced program execution structure as required by the cooperative agreement.  ACD has a seven-person board of managers comprised of two independent managers, two managers appointed by USEC, and one manager appointed by each of Babcock & Wilcox Technical Services Group, Inc., Toshiba America Nuclear Energy Corporation and Exelon Generation Company, LLC.  This structure limits our ability to direct and control the activities of ACD and consequently the RD&D program.

The cooperative agreement, as amended on March 15, 2013, includes nine technical milestones for the RD&D program. The first two technical milestones have been achieved and certified by DOE.  The remaining seven milestones are as follows:

Milestone	Milestone Date
DOE and USEC will jointly agree to revise and further define the test program plan to include agreed parameters and success criteria for tests and such other modifications as the parties agree, such as the inclusion of additional milestones
By May 15, 2013
Successfully complete “Extended Feed Rate Range Survey, Machine” test	By June 15, 2013
Successfully complete “Machine Performance Parameter Test” test	By June 30, 2013
Successfully complete “Power Outage Testing, Machine Response” test	To be jointly agreed by DOE and USEC by May 15, 2013
Demonstrate AC100 manufacturing quality by operating the commercial demonstration cascade for a minimum of 20 machine years to provide the confidence level needed to support commercial plant operations
By December 31, 2013
Demonstrate AC100 reliability by accumulating 20 machine years at target speed and design condition with no more than the expected number of infant, steady-state and electronic recycles	By December 31, 2013
Demonstrate sustained production from a commercially staged, 120-centrifuge demonstration cascade configuration for 60 days (approximately 20 machine years) in cascade recycle mode with production availability needed during commercial plant operations using an average AC100 centrifuge production of 340 SWU per centrifuge year
By December 31, 2013

In addition, the cooperative agreement, as amended, also contains five non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the remaining milestones and other program objectives.  Although these indicators are non-binding, the failure to achieve a performance indicator could cause DOE to take actions that are adverse to us.  As of December 31, 2012, we met the first two performance indicators but have no assurance that we will meet the remaining performance indicators.

Our ability to meet the remaining seven milestones is dependent upon the ability of contractors, the AC100 centrifuges and the cascade performing as expected and we have no assurance that they will perform as expected. We must also retain key staff and recruit new positions, and maintain compliance with our NRC license for lead cascade operations. The milestones require completion and operation of the cascade.  We rely on contractors to provide components and to perform the construction.  We have no assurance that the contractors will perform as required or within the cost and schedule required by the cooperative agreement.  Further, the milestones allow for a specified level of failures of the machines and components based on the number of failures anticipated in commercial plant operations, however, we could have failures in excess of the permitted amounts. Failures can occur because parts and components do not perform as expected.  Failures can also occur due to items outside of our control such as failure of contractors to meet specifications, failure of support systems, or human error.  Although we have processes and procedures in place to prevent or mitigate the impact of such issues such as procedures to assure that components are manufactured in accordance with specifications, to prevent or mitigate impacts of failures of support systems and to prevent human error, we have no assurance that they will not occur.

In connection with the amendment to the cooperative agreement we entered into with DOE on March 15, 2013 to provide $44.4 million of additional obligated DOE funding for the RD&D program, we agreed to four additional technical milestones tied to the test program for the RD&D program.  In addition to the factors above, our ability to meet these milestones is dependent upon our ability to successfully complete the tests set forth in the test program.  If DOE does not accept the data that we submit to satisfy these milestones, they could require us to perform additional testing, which could adversely impact the RD&D program cost and schedule. We also have no assurance that DOE will not require additional milestones as a condition to providing any additional funding for the RD&D program.

We are also at risk that the costs under the RD&D program could exceed the cost estimate and funding for the RD&D program. We have adjusted our program spending to accommodate changes to the timing and amount of federal funding. Although we believe we remain on schedule and budget to complete the RD&D program by the end of 2013, actual costs could be higher than expected which would threaten our ability to successfully meet the milestones and complete the RD&D program.  Under our credit facility, our spending on the RD&D program is limited to our 20% cost share under the RD&D program so we would not be able to fund any cost overages ourselves absent approval from our lenders.  The RD&D program contains little cost or schedule contingency, which increases the risk that cost or schedule may not be met.  In addition, if less than full funding for the RD&D program is provided, or if there are delays in such funding, that would threaten our ability to successfully meet the milestones and complete the RD&D program.

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

Any of these actions could have a material adverse impact on our business and prospects. Uncertainty surrounding the milestones under the 2002 DOE-USEC Agreement or the initiation by DOE of any action or proceeding under the 2002 DOE-USEC Agreement could adversely affect our ability to successfully complete a balance sheet restructuring that we may wish to pursue or obtain financing for the American Centrifuge project.

We are entirely dependent on the multi-party arrangement with Energy Northwest, the Bonneville Power Administration (“BPA”), the Tennessee Valley Authority (“TVA”) and DOE to support continued enrichment at the Paducah GDP and if we are not successful in executing this transaction, we could make a decision to cease enrichment at the Paducah GDP earlier than anticipated which could increase our transition costs.

On May 15, 2012, pursuant to a multi-party arrangement with (1) Energy Northwest, a West Coast power supplier, (2) BPA, a federal agency within DOE, (3) TVA, a federally owned corporation and supplier of power to the Paducah plant, and (4) DOE, we entered into an agreement to enrich depleted uranium at the Paducah GDP.  We are entirely dependent on the performance of all the agreements in this arrangement for the continuation of enrichment at the Paducah GDP through May 31, 2013. Energy Northwest may terminate the depleted uranium enrichment agreement under the following circumstances: (1) if the depleted uranium supply arrangements between DOE and Energy Northwest are terminated (other than a termination due to a material breach by Energy Northwest or a termination for convenience); (2) if Energy Northwest is permanently enjoined or otherwise permanently precluded by court order from performing the depleted uranium enrichment agreement; or (3) if the power contract between USEC and TVA is terminated.  A termination of the depleted uranium enrichment agreement by Energy Northwest would likely cause us to need to begin ramping down enrichment production at the Paducah GDP earlier than anticipated, which could have a material adverse effect on our business and prospects as described in the risk factor, “Ceasing enrichment at the Paducah GDP could have a material adverse effect on our business and prospects.”

We have the right to terminate the depleted uranium enrichment agreement if we determine that an interruption of power supplied by TVA has an operational impact that cannot be resolved by mutual agreement of Energy Northwest and USEC.  In addition, both Energy Northwest and USEC have a right to terminate the depleted uranium enrichment agreement if a force majeure event results in the cessation of enrichment at the Paducah GDP.

Significant or extended unscheduled interruptions in production at the Paducah GDP could affect our ability to meet our obligations under the depleted uranium enrichment agreement and pose a significant risk to, or could significantly limit, our continued operations and profitability.

Our production at the Paducah GDP is needed to meet our obligations under the depleted uranium enrichment agreement we entered into with Energy Northwest to enrich DOE’s depleted uranium tails.  Depending on the length and severity of the production interruption, we could be unable to meet our obligations under this agreement, with adverse effects on our relationship with DOE and the other parties to the multiparty arrangement, costs, results of operations, and cash flows.

Production interruptions at the Paducah GDP could be caused by a variety of factors, such as:

•	equipment breakdowns,

•	interruptions of electric power, including those interruptions permitted under the TVA power agreement,

•	regulatory enforcement actions,

•	labor disruptions,

•	extreme weather conditions,

•	natural or other disasters, including seismic activity in the vicinity of the Paducah GDP, which is located near the New Madrid fault line, or

•	accidents or other incidents.

The continued effects of the March 11, 2011 earthquake and tsunami in Japan could materially and adversely affect our business, results of operations and prospects.

The nuclear fuel industry continues to be affected by the aftermath of the March 2011 earthquake and tsunami in Japan that irreparably damaged nuclear reactors at Fukushima. Following the events at Fukushima, almost all of the 50 unaffected reactors in Japan remain off-line at the start of 2013.  The restart of reactors in Japan has taken longer than initially estimated. Two of the 50 unaffected reactors in Japan were restarted in 2012 after new safety guidelines were put into place. However, the remainder of the 50 Japanese reactors remain out of service. Delays in restart could continue and we have no assurance when additional reactors will restart. Germany has shut down eight of its reactors and announced that it will be phasing out all 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, the shutdown of any reactor contributes to the excess supply in the market.

The events at Fukushima and its aftermath have negatively affected the balance of supply and demand. This impact could continue to grow depending on the length and severity of delays or cancellations of deliveries. Prior to the events in Japan, Japanese demand was approximately 6 million SWU annually. The longer that this demand is reduced or absent from the market, the greater the cumulative impact on the market. Spot-market prices for our products are at their lowest levels in seven years and this trend could continue or worsen. Suppliers whose deliveries are cancelled or delayed due to shutdown reactors or delays in reactor refuelings have excess supply available to sell in the market. This could adversely affect our success in selling our LEU. Decreases in SWU prices could also adversely affect our ability to finance and deploy the ACP. The events have created significant uncertainty and our business, cash flow, results of operations and prospects could be materially and adversely affected.

We have long been a leading supplier of low enriched uranium (“LEU”) to Japan. Over the last three years, sales to Japan have accounted for approximately 10% to 12% of our revenue. TEPCO has historically been one of our largest customers.  Our backlog during 2013 includes sales to Japanese utility customers of approximately $115 million. A portion of these contracts are requirements contracts and therefore sales to Japanese utility customers with such contracts could be delayed or ultimately canceled depending on how quickly their reactors return to service. As of December 31, 2012, estimated future revenue from Japanese utilities under contracts in our backlog is expected to be approximately 22% of the total backlog.  If deliveries under contracts included in our backlog are significantly delayed, modified or canceled, because purchases are tied to requirements or because customers seek to limit their obligations under existing contracts, our revenues and earnings may be materially and adversely impacted.

The effects of the March 2011 earthquake and tsunami in Japan, and other market conditions, could also have an adverse impact on our ability to successfully finance and deploy the American Centrifuge project, including obtaining financing in the timeframe needed. While we expect to continue to seek a loan guarantee conditional commitment from DOE following the RD&D program, the DOE loan guarantee process has taken longer than anticipated and there may be additional delays due to political or other concerns regarding nuclear power in light of the events in Japan that could adversely affect our ability to successfully finance and deploy the ACP.  In addition, while we have had discussions with Japanese export credit agencies regarding financing $1 billion of the cost of completing the ACP, these discussions could be adversely affected by the impacts of the events in Japan.  We also have no assurance that the Japanese export credit agencies will not shift their priorities in the future or otherwise be unable to provide financing in the amount we need. If our ability to obtain Japanese export credit agency financing were adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the American Centrifuge project.

The March 2011 events in Japan could also have a material and adverse impact on the nuclear energy industry in the long term. The impact of the events could harm the public’s perception of nuclear power and could raise public opposition to the planned future construction of nuclear plants.  Some countries may delay or abandon deployment of nuclear power as a result of the events in Japan. Italy has renewed its moratorium on nuclear power and other European Union countries are reviewing their future plans for nuclear power. Countries have undertaken new safety evaluations of their plants and how well they operate in situations involving earthquakes and other natural disasters and other situations involving the loss of power. Demand for nuclear fuel could be negatively affected by such actions, which could have a material adverse effect on our results of operations and prospects.

Any resulting increased public opposition to nuclear power could lead to political opposition and could slow the pace of global licensing and construction of new or planned nuclear power facilities or negatively impact existing facilities’ efforts to extend their operating licenses. The events could also result in additional permitting requirements and burdensome regulations that increase costs or have other negative impacts and could raise concerns regarding potential risks associated with certain reactor designs or nuclear power production. The events in Japan have also raised concerns regarding how to deal with spent fuel, which could result in additional burdensome regulations or costs to the nuclear industry which could potentially impact demand for LEU. These events could adversely affect our business, results of operations and prospects.

Even if we successfully complete the RD&D program, we may not obtain a loan guarantee from DOE and other financing needed for the project and could demobilize or terminate the project.

We applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008.  Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the RD&D program. DOE indicated that our application for a DOE loan guarantee would remain pending during the RD&D program but has given us no assurance that a successful RD&D program will result in a loan guarantee. We continue to pursue a DOE loan guarantee and are planning to update our DOE loan guarantee application during 2013.  However, we have no assurance that we will be successful in obtaining a DOE loan guarantee.  Factors that could affect our ability to obtain a DOE loan guarantee include:

•	Our ability to address DOE’s technical concerns to DOE’s satisfaction through the RD&D program;

•	Our ability to address DOE’s financial concerns to DOE’s satisfaction;

•	Our ability to address any additional concerns that may be raised by DOE as part of its review of our loan guarantee application;

•
Our ability to demonstrate to DOE that we can obtain the capital needed to complete the project, as described in the risk factor below, “Apart from a DOE loan guarantee, commercialization of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure”;

•	Our reliance on the continued support of our preferred stockholders Toshiba Corporation (“Toshiba”) and the Babcock & Wilcox Investment Company (“B&W”);

•	Our ability to reach agreement with DOE regarding the terms of a loan guarantee conditional commitment;

•
The outcome of any reviews of our loan guarantee application by the DOE credit group, the Office of Management and Budget, the Department of the Treasury and the National Economic Council, including uncertainty regarding our ability to achieve a manageable credit subsidy cost estimate and to fund any potential capital shortfall that would be created by a high credit subsidy cost; and

•	Uncertainty regarding the continuation of the DOE Loan Guarantee Program, including the impact of defaults and related investigations under the DOE Loan Guarantee Program.

In light of our inability to obtain a conditional commitment for a DOE loan guarantee to date, and given the significant uncertainty surrounding our prospects for obtaining a DOE loan guarantee and the timing thereof, we continue to evaluate our options concerning the American Centrifuge project. Our evaluation of these options is ongoing and a decision could be made at any time. We may also take actions in the future if we determine at any time that we do not see a path forward to the receipt of loan guarantee conditional commitment or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee and commercializing the American Centrifuge project, or for other reasons, including as needed to preserve our liquidity. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the American Centrifuge project could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

Apart from a DOE loan guarantee, commercialization of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.

We may not be able to attract the financing we need to complete the American Centrifuge project in a timely manner or at all. We have had discussions with Japanese export credit agencies (“ECAs”) regarding financing up to $1 billion of the cost of completing the ACP.  Any Japanese ECA financing will be subject to the terms and conditions negotiated with the lenders and we will need to satisfy any technical, financial and other conditions to funding in order to close on the financing. We are dependent on Toshiba's support for these discussions. In addition, our ability to obtain Japanese ECA financing is also dependent upon the project receiving a DOE loan guarantee. Therefore, we have no assurances that we will obtain this financing.

We also expect to need at least $1 billion of capital to complete the project in addition to the DOE loan guarantee and the Japanese export credit agency funding.  The amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee. We currently anticipate the sources for this capital to include cash generated by the project during startup, available USEC cash flow from operations and additional third party capital.  We expect the additional third party capital would be raised at the project level, including through the issuance of additional equity participation in the project. However, we have no assurances that we will be able to raise this capital in the timeframe needed or at all.  Raising additional equity or other capital to deploy the project could significantly reduce our anticipated share of the ultimate ownership of the project and we could determine to terminate the project.  Factors that could affect our ability to obtain Japanese ECA financing or other financing needed to complete the ACP or the cost of such financing include:

•	our ability to get loan guarantees or other support from the U.S. government,

•	the continued participation of our preferred stockholders Toshiba and B&W,

•	our ability to address the financial concerns identified by DOE,

•	potential shifts in the priorities of Japanese ECAs as a result of the March 2011 events in Japan or other factors outside of our control,

•	our ability to satisfy DOE that efforts we have taken, including with respect to the RD&D program and efforts to reduce risk have addressed their concerns,

•	the estimated costs, efficiency, timing and return on investment of the deployment of the American Centrifuge Plant,

•	our ability to secure and maintain a sufficient number of long-term SWU purchase commitments from customers on satisfactory terms, including adequate prices,

•
the level of success of our current operations and the amount of internally generated cash flow from operations that we have available to finance the project and potential requirements for our internally generated cash flow to satisfy our pension and postretirement benefits and other obligations,

•	SWU prices and current and anticipated future SWU market conditions and the impact on the overall economics of ACP and our ability to attract the necessary capital,

•	USEC’s perceived competitive position and investor confidence in our industry and in us,

•	projected costs for the decontamination and decommissioning of the American Centrifuge Plant, and the impact of related financial assurance requirements,

•	concerns about our perceived financial strength, including as a result of our significant net loss in 2012 and uncertainty regarding our ability to continue as a going concern;

•	additional downgrades in our credit rating,

•	market price and volatility of our common stock,

•	general economic and capital market conditions,

•	the continuing impact of the March 2011 events in Japan,

•	conditions in energy markets,

•	regulatory developments, including changes in laws and regulations,

•	our reliance on LEU delivered to us under the Russian supply contracts and uncertainty regarding deliveries and market based components of prices under the Russian supply contracts, and

•	restrictive covenants in the agreements governing our credit facility and in our outstanding notes and any future financing arrangements that limit our operating and financial flexibility.

Increased costs and cost uncertainty could adversely affect our ability to finance and deploy the American Centrifuge Plant.

As we execute the RD&D program, we are reevaluating our approach to the commercial deployment of the technology, including the development of a comprehensive revised cost estimate and schedule for the commercial deployment.  We continue to expect the funding needed to complete the project to be substantial. There are significant carrying costs associated with the project and maintaining the manufacturing infrastructure. Following the RD&D program or if all of the funding for the RD&D program is not provided in a timely manner or at all, these costs would have to be borne by us and could threaten the overall economics of the project.

We have resumed negotiating with suppliers regarding the transition to fixed cost or maximum cost contracts to complete the project in anticipation of submitting an update to our application with the DOE Loan Guarantee Office and other American Centrifuge commercialization efforts in 2013.  However, these suppliers may not be willing to provide fixed cost or maximum cost contracts on terms that are acceptable to us or at all.  We are currently developing a  revised cost estimate and schedule for the project based on closing on project financing and beginning commercial deployment in early 2014. Under this scenario, we would expect first commercial production from the commercial plant in about two-and-a-half years and full production of 3.8 million SWU per year in approximately two to two-and-a-half years thereafter. The cost and schedule for the project would depend on a large variety of factors, including how we ultimately deploy the project, the outcome of future discussions with suppliers, changes in commodity and other costs, the outcome of the RD&D program and the ability to develop and implement cost saving and value engineering actions. We have no assurance that we will achieve this schedule or our target cost for the project and delays or increased costs for the project could make it uneconomic.

Further increases in the cost of the ACP would increase the amount of external capital we must raise and would adversely affect our ability to successfully finance and deploy the ACP.  See the risk factor “Apart from a DOE loan guarantee, commercialization of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure.”  We cannot assure investors that, if remobilized, the costs associated with the ACP will not be materially higher than anticipated or that efforts that we take to mitigate or minimize cost increases will be successful or sufficient. Our cost estimates and budget for the ACP have been, and will continue to be, based on many assumptions that are subject to change as new information becomes available or as events occur. Regardless of our success in implementing the RD&D program, uncertainty surrounding our ability to accurately estimate costs or to limit potential cost increases could jeopardize our ability to successfully finance and deploy the ACP. Inability to finance and deploy the ACP could have a material adverse impact on our business and prospects because we believe the long-term competitive position of our enrichment business depends on the successful deployment of competitive gas centrifuge enrichment technology.

The centrifuge machines and supporting equipment that we deploy in the American Centrifuge Plant may not meet our performance or availability targets over the life of the project, which would adversely affect the overall economics of the ACP and our ability to attract the necessary capital.

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

The AC100 machines we built as part of the RD&D program are expected to operate at our targeted performance level of 350 SWU per machine, per year over their 30-year lifetimes. We have achieved the 350 SWU performance target with the most recent AC100 centrifuges we have built and tested at Piketon.  However, additional run time is required to confirm the reliability of centrifuge components, our ability to operate a 120-centrifuge commercial plant cascade, and our ability to sustain production over an extended period of time. Our failure to achieve targeted performance could affect our ability to successfully complete milestones that are established as part of the RD&D program, the overall economics of the ACP and our ability to finance and successfully deploy the project.  This could have a material adverse impact on our business and prospects.

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

We are dependent on the continued cooperation and support of our two investors, Toshiba Corporation and Babcock & Wilcox Investment Company.  If such investors were to no longer support the American Centrifuge project or were to seek to convert or sell their preferred shares, our business and prospects may be substantially harmed and our stockholders could be significantly diluted.

On May 25, 2010, we entered into a securities purchase agreement with Toshiba and B&W, pursuant to which they agreed to purchase, in three phases and for an aggregate amount of $200 million, shares of a newly created series of preferred stock and warrants to purchase shares of a newly created series of preferred stock or class of common stock.  On September 2, 2010, the first closing of $75.0 million occurred under the securities purchase agreement. However, the remaining two phases of the investment were conditioned upon, among other things, progress in our obtaining a loan guarantee from DOE and so no additional investment has been made to date. USEC and each of Toshiba and B&W (as to such investor’s obligations) currently have the right to terminate the securities purchase agreement.

In the event the securities purchase agreement governing the Toshiba and B&W investment is terminated, each of Toshiba and B&W must elect to either convert its shares of preferred stock into a new class of common stock (or a new class of preferred stock) or to sell its shares of preferred stock pursuant to an orderly sale arrangement. As a result of certain NYSE limitations on our issuance of common stock, depending on the share price at the time of termination, some or most of Toshiba and B&W's preferred stock may not be able to be converted or sold and would remain outstanding. We could be required to redeem such shares for cash or SWU, at our election, which could harm our financial condition. However, our ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of our credit facility. The conversion of preferred stock may result in substantial dilution to our existing stockholders. Additionally, any sales by the investors could adversely affect prevailing market prices of our common stock.  The potential for such dilution or adverse stock price impact may encourage short selling by market participants. Additional information about the transactions and the conversion and other rights related to the preferred stock to be issued in the transactions can be found in the Current Reports on Form 8-K filed by us on May 25, 2010 and September 2, 2010.

If either Toshiba or B&W were to withdraw their support for the American Centrifuge project, that could have a significant adverse impact on our ability to deploy the ACP and on our business and prospects. Toshiba and B&W participate in the enhanced program execution structure required by DOE for the RD&D program.  Under the cooperative agreement we entered into with DOE for the RD&D program, we and our newly created subsidiary American Centrifuge Demonstration, LLC (“ACD”) carry out the RD&D program. ACD has put in place a program management and enhanced program execution structure as required by the cooperative agreement, which includes participation by Toshiba and B&W.  The seven-person board of managers of ACD is comprised of two independent managers, two managers appointed by USEC, and one manager appointed by each of Babcock & Wilcox Technical Services Group, Inc., Toshiba America Nuclear Energy Corporation and Exelon Generation Company, LLC.  In addition, our ability to obtain Japanese export credit agency financing is highly dependent on the continued support by Toshiba. If our ability to obtain Japanese export credit agency financing were adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the American Centrifuge project.

We continue to have discussions with Toshiba and B&W regarding their investment.  However, we have no assurance as to the outcome of these discussions or as to whether Toshiba or B&W will make additional investments in the American Centrifuge project, which will increase the amount of equity or other capital that we need to raise from alternate sources.

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

We may not achieve the perceived benefits of the strategic relationships to the extent anticipated which could have an adverse impact on the perceived benefits of the transactions and our prospects.

Once we cease enrichment at the Paducah GDP, we will be entirely dependent on purchases of Russian LEU and our existing inventory to meet our obligations to customers.  A significant delay or stoppage of deliveries of Russian LEU could affect our ability to meet customer orders and could pose a significant risk to our continued operations and profitability.

Deliveries under the Russian Contract currently account for approximately one-half of our supply mix.  Once we cease enrichment at the Paducah GDP we will be entirely dependent on purchases of Russian LEU and our existing inventory to meet our obligations to customers. A significant delay in, or stoppage or termination of, deliveries of LEU from Russia under the Russian Contract or the Russian Supply Agreement or a failure of the LEU to meet quality specifications set forth in such agreements, could adversely affect our ability to make deliveries to our customers and would adversely affect our revenues and results of operations. A delay, stoppage or termination could occur due to a number of factors, including logistical or technical problems with shipments, commercial or political disputes between the parties or their governments, or a failure or inability by either party to meet the terms of such agreements.  An interruption of deliveries under the Russian Contract or the Russian Supply Agreement could, depending on the length of such an interruption, threaten our ability to fulfill these delivery commitments with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Depending upon the reasons for the interruption and subject to limitations of liability and force majeure terms under our sales contracts, we could be required to compensate customers for a failure or delay in delivery.

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

We have agreed with TENEX to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology. However, we cannot give any assurance that we will proceed with such a plant.  As part of the feasibility study, Rosatom, TENEX and USEC will review international agreements, government approvals, licensing, financing, market demand, and commercial arrangements.  Any decision to proceed with such a plant would depend on the results of the feasibility study and would be subject to further agreement between the parties and their respective governments, the timing and prospects of which are significantly uncertain.

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

The events at Fukushima and its aftermath have negatively affected the balance of supply and demand and we see limited uncommitted demand for LEU prior to the end of the decade.  This supply/demand imbalance is reflected in lower uranium and nuclear fuel prices during 2012. These spot-market prices for our products are at their lowest levels in seven years.  Changes in the price for SWU and uranium are also influenced by numerous other factors, such as:

•	LEU and uranium production levels and costs in the industry,

•	actions taken by governments to regulate, protect or promote trade in nuclear material, including the continuation of existing restrictions on unfairly priced imports,

•	actions taken by governments to narrow, reduce or eliminate limits on trade in nuclear material, including the decrease or elimination of existing restrictions on unfairly priced imports,
•	the release by governments of stockpiles of enriched and natural uranium without consideration of the adverse impact of the availability of those stockpiles on producers,
•	actions of competitors,

•	exchange rates,

•	availability and cost of alternate fuels, and

•	inflation.

The long-term nature of our contracts with customers delays the impact of any material change in market prices and may prolong any adverse impact of low market prices on our gross profit margins. For example, even if prices increase and we secure new higher-priced contracts, we are contractually obligated to deliver LEU and uranium at lower prices under contracts signed prior to the increase. A decrease in the price for SWU could also affect our future ability to service our indebtedness and finance the American Centrifuge project.

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

We compete with three major producers of LEU, all of which are wholly or substantially owned by governments: Areva (France), Rosatom/TENEX (Russia) and Urenco (Germany, Netherlands and the United Kingdom). These competitors utilize centrifuge technology to enrich uranium, which at current prices for electricity, has an operational cost lower than the gaseous diffusion technology we use at the Paducah GDP. In addition, Urenco and Rosatom/TENEX are currently expanding their centrifuge production capacity.

There is also the potential that any of these suppliers will further increase their expansion rates from what they have announced or for Areva to proceed with a currently suspended planned expansion in the United States. All of these represent competition in our efforts to sell SWU, including output from the ACP. We also face competition from China and others. Additional details regarding competitors are provided in Parts 1 and 2, “Business and Properties – Competition and Foreign Trade.”

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

Imports of LEU and other uranium products produced in the Russian Federation are subject to quotas through 2020 imposed under legislation enacted into law in September 2008 and under the Russian Suspension Agreement.  Although we believe these limitations will preserve a stable U.S. market, this belief may prove to be wrong.

Our dependence on our largest customers could adversely affect us.

Our 10 largest customers in our LEU segment represented 68% of our total revenue in 2012, and our three largest customers in our LEU segment represented 46% of our total revenue in 2012. Revenue from Energy Northwest under the depleted uranium enrichment arrangement represented approximately 20% of total revenue in 2012.  A reduction in purchases from our largest customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption in their operations that reduces their need for LEU from us, could adversely affect our business and results of operations.

We are seeing increased price competition as our competitors and secondary suppliers lower their prices to sell excess supply created by current market conditions. This has adversely affected our sales efforts.  Because price is a significant factor in a customer’s choice of a supplier of LEU, when contracts come up for renewal, customers may reduce their purchases from us if we are not able to compete on price, resulting in the loss of new sales contracts. Our ability to compete on price is limited by our higher operating costs at the Paducah GDP than our competitors who operate centrifuge facilities and are protected from competition in their home markets.  We also must sell the potential future output of the American Centrifuge plant under long term contracts on price and other terms that will support a reasonable business case and financing for the ACP.   Once lost, customers may be difficult to regain because they typically purchase LEU under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with our largest customers, our ability to raise prices in order to respond to increases in costs or other developments may be limited. In addition, because we have a fixed commitment to purchase Russian LEU under the Russian Contract and the Russian Supply Agreement, any reduction in purchases from us by our customers below the level required for us to resell both our own production and the Russian material could adversely affect our revenues, cash flows and results of operations.

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

Our credit facility contains limitations on our ability to invest in the American Centrifuge project, which could adversely affect our ability to deploy the American Centrifuge Plant.

Under the terms of our credit facility as amended on March 14, 2013, we are subject to significant restrictions on our ability to spend on the American Centrifuge project. Under the credit facility, we are permitted to spend our 20% share of the costs under the RD&D program (up to $75 million). However, (1) the amount we have spent that is due to be reimbursed to us under the RD&D program may not exceed $50 million and (2) the amount of expenditures reimbursable to us under the RD&D program for which DOE has not yet obligated funds may not exceed $20 million. If we experience delays in receiving additional government funding under the RD&D program or delays in reimbursement from DOE, this will significantly limit our ability to spend on the project and could force us to demobilize the project even with an expectation of receipt of RD&D funding in the future.

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

Our credit facility as amended on March 14, 2013 includes various operating and financial covenants that restrict our ability, and the ability of our subsidiaries, to, among other things, incur or prepay other indebtedness, grant liens, sell assets, make investments and acquisitions, consummate certain mergers and other fundamental changes, make certain capital expenditures and declare or pay dividends or other distributions. Complying with these covenants may limit our flexibility to successfully execute our business strategy. For example, as described in the risk factor above, these covenants limit the amount we can invest in the American Centrifuge project.

The credit agreement also requires that we maintain a minimum level of available borrowings and contains reserve provisions that may periodically reduce the available borrowings under the credit facility. In addition, certain proceeds (including from sales of assets resulting from a demobilization of the American Centrifuge project), will permanently reduce the revolving loan commitments.  The revolving credit facility must be fully prepaid prior to any redemption of the Company’s Series B-1 preferred stock.

Our failure to comply with obligations under the credit facility or other agreements such as the indenture governing our outstanding convertible notes, and surety bonds, or the occurrence of a “fundamental change” as defined in the indenture governing our outstanding convertible notes or the occurrence of a “material adverse effect” as defined in our credit facility, could result in an event of default under one or more of the documents governing our indebtedness. We cannot provide assurances that we would be able to cure any default and, in certain cases, the applicable documents governing our indebtedness may not provide us the opportunity to cure a default. A default, if not cured or waived, could result in the acceleration of our indebtedness. In addition, a default under one of the documents governing our indebtedness, such as our credit facility, could constitute a default under another document governing our indebtedness, such as the indenture governing our outstanding convertible notes. If, as a result of a default, our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Further, even if we are able to pay or refinance the accelerated indebtedness, we may not be able to remedy the consequence of a default under the documents governing our other indebtedness or obligations, including the indenture governing our outstanding convertible notes.

Our revolving credit facility matures on September 30, 2013. If we are unable to extend, renew or replace this credit facility on reasonable terms, or at all, our liquidity and financial condition would be adversely affected.

     Our $110.0 million credit facility matures on September 30, 2013 and we are planning to pursue a renewal or replacement of the credit facility based on our credit facility needs at the time.  Our current credit facility is available to finance working capital needs and fund capital programs, including the American Centrifuge project.  Our credit facility needs at that time will depend on our working capital needs, which in part depend on the timing of our transition of enrichment at the Paducah GDP, and we may need a substantially smaller credit facility in the future.  However, uncertainties regarding the timing of the transition of Paducah could increase our working capital needs.  Our credit facility would also likely be replaced as part of any potential restructuring.  If we were unable to renew or replace our credit facility beyond September 30, 2013, we would seek to work with customers to effect further order movements to provide sufficient liquidity and working capital.  However, we cannot be certain that we would be successful in these efforts or that our working capital needs would not be greater than anticipated.  We also cannot be certain that we will have funds available to repay any indebtedness that may be outstanding under the facility at that time and to replace any outstanding letters of credit under the facility, which would adversely affect our liquidity and financial condition.  As a result, our inability to renew or replace our credit facility could have significant adverse impacts on our liquidity.  Restrictions on the size of the credit facility could adversely affect our ability to fund our operations and affect our ability to continue investing in the American Centrifuge project. We may have to agree to restrictive covenants that make it more difficult for us to successfully execute our business strategy. We also may have to accept other unfavorable terms related to pricing and the term of any facility.

Our $530.0 million of convertible senior notes mature on October 1, 2014.  Although we may seek to restructure or refinance this obligation prior to maturity, we may not be successful, and we would likely be unable to repay the notes at maturity, which would adversely affect our liquidity and prospects.

We currently have outstanding $530.0 million of 3.0% convertible senior notes due October 1, 2014.  The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness.  We are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet which, among other things, if successful would be expected to address this convertible notes maturity.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or the impact of any restructuring on our convertible senior notes.  In the event that we are not able to restructure the convertible notes prior to maturity, we also have no assurance that we would be able to refinance the convertible notes at maturity on terms acceptable to us or at all in light of our financial condition, credit rating, and anticipated available future cash flow from operations. If we are unable to restructure or refinance the convertible senior notes prior to October 1, 2014, we would be required to repay the convertible notes at maturity. We would likely not have sufficient available cash to meet this obligation which would adversely affect our liquidity and prospects and could cause us to file for bankruptcy protection.

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

•
the multi-party depleted uranium enrichment arrangement with the Bonneville Power Administration, Energy Northwest, DOE and the Tennessee Valley Authority and electric power purchase agreements with the Tennessee Valley Authority,

•	the cooperative agreement with DOE for the RD&D program, and
•	contract work for DOE and DOE contractors at the Paducah GDP.

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

Termination of U.S. government contract work at the Portsmouth site could impact our ability to collect unpaid receivables from DOE for work performed at the site and amounts related to contract closeout described above.  Our consolidated balance sheet includes gross receivables from DOE or DOE contractors totaling $52.1 million as of December 31, 2012. Of the $52.1 million, $38.0 million represents certified claims submitted to DOE through December 31, 2012 under the Contract Disputes Act (“CDA”) for payment of breach-of-contract amounts due to DOE’s failure to timely approve provisional billing rates equaling unreimbursed costs for the periods through December 31, 2011. DOE’s Contracting Officer has denied these claims. We have one year to appeal the denial to the U.S. Court of Federal Claims. We have no assurance that we will be successful in these claims or recover any amounts for these past due receivables.

We also believe that DOE is responsible for a significant portion of any pension and postretirement benefits costs associated with the transition of employees at Portsmouth. In December 2012, we invoiced DOE its share, as permitted by CAS and based on CAS calculation methodology, for pension and postretirement benefits costs related to the Portsmouth site transition of $42.8 million.  However, we have no assurance that DOE will agree with us or that we will be successful in recovering amounts from DOE in a timely manner or at all.

Revenue from U.S. government contract work is subject to audit and costs may be revised or disallowed.  Billing rates are subject to audit and revision by DOE, which may delay payment of costs.

Revenue from U.S. government contract work is based on cost accounting standards and allowable costs that are subject to audit by the Defense Contract Audit Agency (“DCAA”) or such other entity that DOE authorizes to conduct the audit. Our billing rates are also subject to audit and must be approved by DOE. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs. We have finalized and submitted to DOE Incurred Cost Submissions for Portsmouth and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003 through 2011. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004, and has since begun audits of the years ended December 31, 2005 and 2006. Audit adjustments, unilateral rate disallowances by DOE or delays by DOE in approving rate increases could reduce the amounts we are allowed to bill for DOE contract work, require us to refund to DOE a portion of amounts already billed, or delay us in receiving timely recovery of costs, which could adversely affect liquidity, cash flows and results of operations. Also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview–Contract Services Segment.”

Our operations are highly regulated by the NRC and DOE.

The NRC regulates our operations, including the Paducah GDP. In addition, the American Centrifuge Demonstration Facility and the construction and operation of the American Centrifuge Plant are licensed by the NRC, which regulates our activities at those facilities.  The NRC could refuse to renew a certificate if it determines that: (1) we are foreign owned, controlled or dominated; (2) the issuance of a renewed certificate would be inimical to the maintenance of a reliable and economic domestic source of enrichment; (3) the issuance of a renewed certificate would be adverse to U.S. defense or security objectives; or (4) the issuance of a renewed certificate is otherwise not consistent with applicable laws or regulations in effect at the time of renewal.

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

Pursuant to numerous federal, state and local environmental laws and regulations, we are required to hold multiple permits. Some permits require periodic renewal or review of their conditions, and we cannot predict whether we will be able to renew such permits or whether material changes in permit conditions will be imposed. Changes in permits could increase costs of producing LEU and reduce our profitability. An inability to secure or renew permits could prevent us from producing LEU needed to meet our delivery obligations to customers, which would threaten our ability to make deliveries to customers, adversely affect our reputation, costs, cash flows, results of operations and long-term viability, and subject us to various penalties under our customer contracts.

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

The dollar amount of our sales backlog, as stated at any given time, is not necessarily indicative of our future sales revenues and is subject to uncertainty.

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under existing contracts with customers. At December 31, 2012, we had contracts with customers aggregating an estimated $4.5 billion, including $1.3 billion expected to be delivered in 2013. There can be no assurance that the revenues projected in our backlog will be realized, or, if realized, will result in profits. While most of our contracts provide for fixed purchases of SWU, some contracts are tied to the customer’s SWU requirements.  Accordingly, our estimate of backlog is partially based on customers’ estimates of the timing and size of these fuel requirements that may prove to be inaccurate.  Backlog is also based on our estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index,  published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are unpredictable, particularly in light of general uncertainty in the nuclear market and the economy generally.  We use external composite forecasts of future market prices and inflation rates in our pricing estimates. These forecasts may not be accurate, and therefore our estimates of future prices could be overstated. Any inaccuracy in our estimates of future prices would add to the imprecision of our backlog estimate.

For a variety of reasons, the amounts of SWU and uranium that we will sell in the future under our existing contracts, and the timing of customer purchases under those contracts, may differ from our estimates. Customers may not purchase as much as we predicted, nor at the times we anticipated, as a result of operational difficulties, changes in fuel requirements or other reasons. Reduced purchases would reduce the revenues we actually receive from contracts included in the backlog. For example, our revenue could be reduced by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions, or by an interruption of our production of LEU or deliveries of Russian LEU to us, that we need to meet our delivery commitments to customers. Efforts that we take to advance customer orders, including any discounts that are given, could also reduce the amount we receive under contracts in our backlog. Customers could also seek to modify or cancel orders in response to concerns regarding our financial strength or future business prospects, including as a result of our transition of Paducah enrichment or as result of the effects of our efforts to restructure our balance sheet. Increases in our costs of production or other factors could cause sales included in our backlog to be at prices that are below our cost of sales, which could adversely affect our results of operations, and customers may purchase more under lower priced contracts than we predicted.

Our backlog includes sales prices that are in some cases significantly above current market prices.  Therefore, customers may seek to limit their obligations under existing contracts or may be unwilling to extend contracts that have termination rights.  Our backlog also includes contracts that must be revised to reflect our anticipated supply sources during our transition period.  Certain customers have contracted with us on the expectation that we would obtain financing for, or deploy, the American Centrifuge plant by certain deadlines in the future that if missed, would give the customer a right to terminate the remainder of the contract. We have been working with customers to renegotiate those contracts to modify any termination rights to eliminate them or make them consistent with our currently anticipated schedule.  However those customers may not agree to renegotiate their contracts or such negotiations could result in concessions that will reduce the value or size of our backlog.  A loss of all or part of our existing backlog, or a reduction in its value, also could adversely affect our ability to secure new contracts for the American Centrifuge plant and the likelihood that we will succeed in securing financing for, or deploying, the American Centrifuge plant and our prospects.

Our sources of supply to meet our existing backlog will include LEU delivered under the Russian Supply Agreement, which is subject to U.S. government quotas in the U.S. market and foreign trade restrictions in other markets, and which does not fit the origin requirements of every contract in the backlog. To the extent our delivery obligations cannot be fully met with Russian LEU under the Russian Supply Agreement, we expect to rely on our inventory (and, in the future, supply from the ACP). To the extent these sources are insufficient, we could also seek to secure supply from producers and secondary suppliers of LEU with origins that are acceptable under our existing contacts, and could also seek a relaxation of trade restrictions or an increase in quotas available to us, but the timing, cost and availability of any these options is uncertain.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. For example, refer to “Critical Accounting Estimates” in Part II, Item 7 of this report for a discussion of assumptions, estimates and judgments related to our accounting for pension and postretirement health and life benefit cost obligations, GDP operations including asset depreciation and lease turnover obligations, American Centrifuge technology costs and income taxes. Changes in accounting rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly affect our results of operations and financial condition.

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

Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension and postretirement benefit plans. Generally accepted accounting principles in the United States require that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial markets and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension and postretirement benefit expenses for the following year are the discount rate, the expected rate of return on plan assets, healthcare cost trend rates and the rate of increase in future compensation levels. The rate of return on our pension assets and changes in interest rates affect funding requirements for our defined benefit pension plans.  The IRS and the Pension Protection Act of 2006 regulate the minimum amount we contribute to our pension plans. The amount we are required to contribute to our pension plans can have an adverse effect on our cash flows. For additional information and a discussion regarding how our financial statements are affected by pension and postretirement benefit plan accounting policies, see “Critical Accounting Estimates” in Part II, Item 7 of this report and note 12 to our consolidated financial statements. Under certain circumstances, we could also be required to calculate liabilities on a “termination basis” rather than based on GAAP, as described above under “Our defined benefit pension plans are underfunded and we could be required to place an amount in escrow or purchase a bond with respect to such underfunding that could adversely affect our liquidity.”

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

An ownership change under Section 382 of the Code would establish an annual limitation to the amount of NOLs and NUBILs we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the Tax Benefits. We do not believe we have experienced an ownership change as defined by Section 382 of the Code. To preserve our ability to utilize the Tax Benefits in the future without a Section 382 limitation, we adopted a tax benefit preservation plan, which is triggered upon certain acquisitions of our securities. Notwithstanding the foregoing measures, there can be no assurance that we will not experience an ownership change within the meaning of Section 382 of the Code. Our tax benefit preservation plan does not prevent the sale of our securities by our five percent stockholders and any such sale could have an impact on whether we experience an ownership change within the meaning of Section 382 of the Code.  We could also experience an ownership change as a result of our efforts to restructure our balance sheet.

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

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against us by a former Portsmouth GDP employee claiming that we owe severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE decontamination and decommissioning (“D&D”) contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. On October 11, 2012, the United States District Court granted our motion to dismiss the complaint and dismissed Plaintiffs’ motion for class certification as moot.  The plaintiffs filed an appeal on January 18, 2013.   We continue to believe that we have meritorious defenses against the suit and have not accrued any amounts for this matter.

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at March 18, 2013 follow:

Name	Age	Position
John K. Welch	63	President and Chief Executive Officer
John C. Barpoulis	48	Senior Vice President and Chief Financial Officer
Peter B. Saba	51	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Philip G. Sewell	66	Senior Vice President and Chief Development Officer
Robert Van Namen	51	Senior Vice President and Chief Operating Officer
Marian K. Davis	54	Vice President and Chief Audit Executive
John M.A. Donelson	48	Vice President, Marketing, Sales and Power
Stephen S. Greene	55	Vice President, Finance and Treasurer
J. Tracy Mey	52	Vice President and Chief Accounting Officer
E. John Neumann	65	Vice President, Government Relations
Steven R. Penrod	56	Vice President, Enrichment Operations
Richard V. Rowland	64	Vice President, Human Resources
Paul E. Sullivan	61	Vice President, American Centrifuge and Chief Engineer

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

Peter B. Saba has been Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since February 2009 and was Vice President, General Counsel and Secretary from April 2008 to February 2009. Prior to joining USEC, Mr. Saba was of counsel in the global projects group at Paul, Hastings, Janofsky & Walker LLP from July 2005 to April 2008.

Philip G. Sewell has been Senior Vice President and Chief Development Officer since November 2012. Mr. Sewell was Senior Vice President, American Centrifuge and Russian HEU from September 2005 to November 2012, Senior Vice President directing international activities and corporate development programs from August 2000 to September 2005 and assumed responsibility for the American Centrifuge program in April 2005. Prior to that, Mr. Sewell was Vice President, Corporate Development and International Trade from April 1998 to August 2000, and was Vice President, Corporate Development from 1993 to April 1998.

Robert Van Namen has been Senior Vice President and Chief Operating Officer since November 2012. Mr. Van Namen was Senior Vice President, Uranium Enrichment from September 2005 to November 2012, Senior Vice President directing marketing and sales activities from January 2004 to September 2005 and was Vice President, Marketing and Sales from January 1999 to January 2004.

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

E. John Neumann has been Vice President, Government Relations since April 2004.

Steven R. Penrod has been Vice President, Enrichment Operations since February 2010 and was General Manager of the Paducah Gaseous Diffusion Plant since 2005.

Richard V. Rowland has been Vice President, Human Resources since April 2012 and was previously Corporate Director of Human Resources from March 1997 to April 2012.

Paul E. Sullivan has been Vice President, American Centrifuge and Chief Engineer since June 2009 and was Vice President, Operations and Chief Engineer from February 2009 until June 2009. Prior to joining USEC, Mr. Sullivan served for 34 years in the U.S. Navy, retiring with the rank of Vice Admiral.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.”  High and low sales prices per share follow:

	2012		2011
	High	Low	High	Low
First Quarter ended March 31	$1.93	$1.00	$6.35	$4.01
Second Quarter ended June 30	1.17	0.64	4.71	2.97
Third Quarter ended September 30	1.04	0.47	3.59	1.60
Fourth Quarter ended December 31	0.84	0.49	2.42	1.08

No cash dividends were paid in 2011 or 2012, and we have no intention to pay cash dividends in the foreseeable future. Our credit facility also prohibits us from paying dividends as discussed in “Liquidity and Capital Resources – Capital Structure and Financial Resources.”

There are 250 million shares of common stock authorized. As of March 14, 2013, there were 124,001,162 shares of common stock outstanding. As of March 1, 2013, there were approximately 29,500 beneficial holders of common stock.

Tax Benefit Preservation Plan

On September 30, 2011, the Board of Directors adopted a tax benefit preservation plan to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and net unrealized built-in losses, as described in the Company’s current report on Form 8-K filed on September 30, 2011. The Company’s shareholders approved the plan on April 26, 2012.  Our ability to use these tax benefits would be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code.  Holders of our common stock of record on October 10, 2011 received rights that initially trade together with our common stock and are not exercisable.

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

Fourth Quarter 2012 Issuer Purchases of Equity Securities

None.

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

PERFORMANCE GRAPH

 The following graph shows a comparison of cumulative total returns for an investment in the common stock of USEC Inc., the S&P 500 Index, and a peer group of companies. USEC is the only U.S. owned company in the uranium enrichment industry. However, USEC has identified a peer group of companies that share similar business attributes with it. This group includes utilities with nuclear power generation capabilities, chemical processing companies, and aluminum companies. USEC supplies companies in the utility industry, and its business is similar to that of chemical processing companies. USEC shares characteristics with aluminum companies in that they are both large users of electric power. The graph reflects the investment of $100 on December 31, 2007 in the Company’s common stock, the S&P 500 Index and the peer group, and reflects the reinvestment of dividends.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2008	2009	2010	2011	2012
USEC Inc.	$100.00	$49.89	$42.78	$66.90	$12.67	$5.89
S&P 500 Index	$100.00	$63.00	$79.68	$91.68	$93.61	$108.59
Peer Group Index1	$100.00	$66.61	$77.66	$84.98	$97.31	$97.78

(1)
The Peer Group consists of: Air Products and Chemicals, Inc., Albemarle Corporation, Alcoa Inc., Constellation Energy Group, Inc. (acquired by Exelon Corporation on March 13, 2012), Dominion Resources, Inc., Duke Energy Corporation, Eastman Chemical Company, Exelon Corporation, Georgia Gulf Corporation, NL Industries, Inc., PPL Corporation, Praxair, Inc., Progress Energy, Inc. (acquired by Duke Energy Corporation on July 3, 2012), The Southern Company, and XCEL Energy Inc. In accordance with SEC requirements, the return for each issuer has been weighted according to the respective issuer’s stock market capitalization at the beginning of each year for which a return is indicated.

Item 6.  Selected Financial Data

Selected financial data should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations. Selected financial data have been derived from audited consolidated financial statements. For a discussion of material uncertainties that could cause the data herein not to be indicative of our future financial condition or results of operations, see note 1 to the consolidated financial statements.

	Years Ended December 31,
	2012		2011		2010		2009		2008
	(millions, except per share data)
Revenue:
Separative work units	$1,821.8		$1,330.9		$1,521.4		$1,647.0		$1,175.5
Uranium	26.0		131.8		236.1		180.7		217.1
Contract services	70.3		209.1		277.9		209.1		222.0
Total revenue	1,918.1		1,671.8		2,035.4		2,036.8		1,614.6
Cost of sales:
Separative work units and uranium	1,718.5		1,391.1		1,623.2		1,640.3		1,202.2
Contract services	61.6		196.5		253.8		191.8		183.6
Total cost of sales	1,780.1		1,587.6		1,877.0		1,832.1		1,385.8
Gross profit	138.0		84.2		158.4		204.7		228.8
Special charges	12.3	(1)	-		-		4.1	(1)	-
Advanced technology costs	1,314.0	(2)	273.2	(2)	110.2		118.4		110.2
Selling, general and administrative	56.1		62.1		58.9		58.8		54.3
Other (income)	(92.1	) (3)	(3.7	) (3)	(44.4	) (3)	(70.7	) (4)	-
Operating income (loss)	(1,152.3)		(247.4)		33.7		94.1		64.3
Preferred stock issuance costs	-		-		6.6	(5)	-		-
Interest expense	50.4		11.6		0.6		1.2		17.3
Interest (income)	(1.9)		(0.5)		(0.4)		(1.3)		(24.7)
Income (loss) before income taxes	(1,200.8)		(258.5)		26.9		94.2		71.7
Provision (benefit) for income taxes	(0.2)		232.6	(6)	19.4		35.7		23.0
Net income (loss)	$(1,200.6)		$(491.1	) (6)	$7.5		$58.5		$48.7
Net income (loss) per share –
Basic	$(9.84)		$(4.07	) (6)	$.07		$.53		$.44
Diluted	$(9.84)		$(4.07	) (6)	$.05		$.37		$.35

	December 31,
	2012		2011		2010		2009	2008
					(millions)
Balance Sheet Data
Cash and cash equivalents	$292.9		$37.6		$151.0		$131.3	$248.5
Inventories	1,593.2		1,752.0		1,522.5		1,301.2	1,231.9
Property, plant and equipment, net	51.0	(2)	1,187.1	(2)	1,231.4		1,115.1	736.1
Total assets	2,266.4		3,549.3		3,848.2		3,532.1	3,055.3
Current debt	83.2		85.0		-		-	95.7
Convertible preferred stock, current	100.5	(5)	88.6	(5)	-		-	-
Convertible preferred stock, non-current	-		-		78.2	(5)	-	-
Long-term debt	530.0		530.0		660.0		575.0	575.0
Other long-term liabilities	594.5		691.0		527.7		598.9	601.5
Stockholders’ equity (deficit)	(472.9)		752.4		1,313.8		1,275.6	1,162.4

(1)
Special charges in 2012 related to workforce reductions and advisory charges as we took efforts to align the organization with our evolving business environment.  Special charges in 2009 related to workforce reductions and contract terminations in connection with reduced American Centrifuge project activities.

(2)
In 2012, we expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project. Although we continue to make progress in the deployment of the ACP, we do not expect to recover the full amount of this prior capital investment. This expense of previously capitalized costs does not affect any future capital investment in the ACP.  We would anticipate that capitalization of amounts related to the ACP could resume if and when commercial plant deployment resumes.

In 2011, we expensed $146.6 million of previously capitalized construction work in progress related to damaged centrifuge machines, earlier machines that were determined to no longer be compatible with the commercial plant design for the ACP, and previously capitalized amounts related to prepayments made to a supplier for the American Centrifuge project.

(3)	Other income in 2012, 2011 and 2010 consists primarily of pro-rata cost sharing support from DOE for partial funding of American Centrifuge project activities.

(4)	Other income in 2009 consists of distributions paid to USEC of custom duties collected by the U.S. government as a result of trade actions.

(5)	In September 2010, Toshiba and B&W made a $75 million investment in the Company. Year-end balances above include paid or accrued dividends paid-in-kind.

(6)	The 2011 amounts previously reported have been revised. Refer to note 1 of the consolidated financial statements under “Deferred Income Taxes” for a description of the impacts from the revision.

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

USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We:

•	supply LEU to both domestic and international utilities for use in nuclear reactors worldwide;

•
enrich uranium at the Paducah gaseous diffusion plant (“GDP”) that we lease from the U.S. Department of Energy (“DOE”) and are currently continuing enrichment at the GDP supported by a multi-party arrangement that expires on May 31, 2013;

•
are the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia, known as Megatons to Megawatts that ends in 2013, and have a 10-year contract to buy commercial LEU from Russia beginning in 2013; and

•	are working to deploy what we believe is the world’s most advanced uranium enrichment technology, known as the American Centrifuge.

However, our business is in a state of significant transition as we seek to re-position our enrichment business for long term success.  Going forward, we:

•
are preparing for the transition of the Paducah GDP, with the current arrangement that extended commercial enrichment at Paducah expected to end during 2013 and the expected de-lease of the site back to DOE during 2014;

•
are preparing to be a significantly smaller company with lower revenues as we transition from having two sources of supply that provided approximately 10 to 12 million separative work units  (“SWU”) per year to making sales from our existing inventory and from future  purchases of LEU from Russia at lower quantities; and

•
continue to pursue commercialization of the American Centrifuge technology, which we believe is the best path to remaining a competitive producer of LEU in the long-term. We are seeking to position the American Centrifuge project technically through a cooperative cost-sharing research, development and demonstration (“RD&D”) program with DOE.  We are also in parallel working to position USEC financially to move forward as a stronger sponsor of the American Centrifuge project.

LEU consists of two components: SWU and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component.

We have historically produced or acquired LEU from two principal sources. We produced about half of our supply of LEU at the Paducah GDP in Paducah, Kentucky, and we acquired the other portion under a contract with Russia (the “Russian Contract”) under the 20-year Megatons to Megawatts program that ends in 2013. Under the Russian Contract, we purchase the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. The current arrangement under which we are continuing enrichment at the Paducah GDP expires in 2013 and our purchases under the Megatons to Megawatts program will also end in 2013 and will be replaced by purchases under a new 10-year commercial agreement with Russia (the “Russian Supply Agreement”).  Purchase quantities under the Russian Supply Agreement will be about half the level under the Megatons to Megawatts program unless the parties exercise a mutual option to increase such purchases. Additional details are provided in Part I, Items 1 and 2, “Business and Properties – Russian Supply Transition.”

Our View of the Business Today

Our business is in a state of significant transition from the gaseous diffusion technology employed for more than 50 years to a modern, cost-effective gas centrifuge technology. Managing this transition has been made more challenging by the prolonged outage of approximately 50 reactors in Japan. In March 2011, a tsunami resulting from a major earthquake caused irreparable damage to four reactors in Japan and subsequently resulted in more than 50 reactors in Japan and Germany being off-line at the start of 2013. These shutdowns have significantly affected the global supply and demand for LEU. An oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. In particular, based on current market conditions, we see limited uncommitted demand for LEU prior to the end of the decade, and therefore fewer opportunities to make additional sales for delivery during that period.

These market conditions have challenged our business, including efforts to continue enrichment at the Paducah GDP. In May 2012, we entered into a multi-party arrangement to extend commercial enrichment at the Paducah GDP for one year through May 2013. The arrangement provided for the enrichment of the depleted uranium to produce LEU, maintained a source of U.S.-origin LEU for national defense programs and gave us an additional year to plan and prepare for the Paducah de-lease. We are preparing for the transition of the Paducah GDP after the end of the arrangement in May 2013.  We are in discussions regarding the potential for continuing enrichment at Paducah for several months following the completion of the current arrangement at the end of May 2013, and we also have expressed to DOE our interest in continuing enrichment of tails and other DOE uranium materials at Paducah under any other arrangement that is economically supportable. However, we may not be able to reach an agreement for a short term extension or other arrangement. We believe it will be difficult to continue commercial enrichment beyond the end of the current arrangement in May 2013 and any short-term follow-on arrangement. We have already made regulatory submittals to the NRC to support the de-lease of a portion of the Paducah GDP and return to DOE certain areas currently leased from DOE and expect to be taking additional actions over the next several months as our planning continues. Under our lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant. Once we cease enrichment at the Paducah GDP, for a period of time we will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services.  We are currently in discussions with DOE regarding the timing of our de-lease and are seeking to minimize our transition costs, which could be substantial.  For a discussion of potential transition costs, see below under “LEU Segment – Paducah GDP Transition.”  We are also seeking to manage the impacts of the Paducah transition on our existing business.  We had planned to continue enrichment at Paducah as a bridge to our deployment of the American Centrifuge technology but absent a new arrangement that allows us to continue enrichment at Paducah, we expect there to be a transition period of at least several years until the American Centrifuge Plant (“ACP”) is in commercial operations, during which we are no longer enriching uranium but are making sales from our existing inventory and our future purchases from Russia. We have an objective of minimizing the period of transition until we have a new source of domestic U.S. enrichment production. We expect to continue discussions with customers regarding our existing backlog, which includes contracts that must be revised to reflect our anticipated supply sources during that transition period and anticipated timing for the financing and commercial production from the ACP. For a discussion of the potential implications of the transition of the Paducah GDP, see Item 1A, Risk Factors.

During 2012, we made progress in demonstrating the American Centrifuge technology. We entered into a cooperative agreement with DOE to provide cost-share funding for the RD&D program. The agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. The cooperative agreement is being incrementally funded, and $177.8 million of DOE funding has been provided. Although we have adjusted our program spending to accommodate changes to the timing and amount of federal funding, we remain on schedule and budget to complete the RD&D program by the end of 2013. The amount of federal funding made available to date is expected to fund RD&D program activities through June 15, 2013, and we will continue to work with Congress and the administration to fund the RD&D program through December 2013 and achieve the remaining program milestones.

The objectives of the RD&D program are to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 centrifuge machines and sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This includes activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. USEC is working to meet these objectives through the construction and operation of one complete demonstration cascade and supporting infrastructure. This will enable us to demonstrate redundancy of the primary cascade support systems for commercial plant operation and to complete integrated system testing against operational requirements. We are also updating a commercialization plan for the American Centrifuge project following the completion of the RD&D program and working to improve our balance sheet to position USEC financially to move forward as a stronger sponsor of the American Centrifuge project. In 2013, we expect to update our application for a $2 billion loan guarantee from DOE, obtain additional debt and equity financing for the project and secure additional sales commitments. As part of the commercialization effort, we expect to need additional investors in the project which would reduce our ownership in the project. Additional details are provided in Part I, Items 1 and 2, “Business and Properties – The American Centrifuge Plant.”

We are in the last year of the 20-year contract implementing the Megatons to Megawatts program. In March 2011, we signed a commercial agreement with Russia that provides continued access to this important source of supply following the conclusion of the Megatons to Megawatts program. We have also agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology.

We completed the transition of our contract services activities at the former Portsmouth GDP in 2011. Revenue for the contract services segment declined substantially in 2012 and was derived primarily from our wholly owned subsidiary, NAC International (“NAC”). NAC was acquired by USEC in 2004 and provides transportation and storage systems for spent nuclear fuel and provides nuclear and energy consulting services. On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation for $42.4 million, subject to final working capital adjustment.

We also must continue to manage events that occur that are outside of our control, including actions that may be taken by vendors, customers, creditors and other third parties in response to our decisions or based on their view of our financial strength and future business prospects. For a discussion of the potential risks and uncertainties facing our business, see Item 1A, Risk Factors.

Nuclear Industry Outlook

There is significant uncertainty in the near term outlook for the nuclear fuel industry.  The nuclear fuel industry continues to be affected by the aftermath of the March 2011 earthquake and tsunami in Japan that irreparably damaged nuclear reactors at Fukushima. Following the events at Fukushima, almost all of the 50 unaffected reactors in Japan remain off-line at the start of 2013.  The restart of reactors in Japan has been a meticulous process that has taken longer than initially estimated. Two of the 50 unaffected reactors in Japan were restarted in 2012 after new safety guidelines were put into place, however the remainder of the 50 Japanese reactors remain out of service. As more Japanese reactors go through a safety evaluation process established in 2012, additional reactors could restart in the second half of 2013, however the delays in restart could continue. Germany has shut down eight of its reactors and announced that it will be phasing out all 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, the shutdown of any reactor contributes to the excess supply in the market.  The events at Fukushima and its aftermath have negatively affected the balance of supply and demand and we see limited uncommitted demand for LEU prior to the end of the decade, and therefore fewer opportunities to make additional sales for delivery during that period.  This supply/demand imbalance is reflected in lower uranium and nuclear fuel prices during 2012. These spot-market prices for our products are at their lowest levels in seven years.

The longer term effect of the events in Japan on the nuclear fuel market is uncertain and subject to changes in the energy strategies of individual countries. We see continued growth in the number of nuclear power reactors internationally, but that growth may be at a slower pace than previously anticipated or may be concentrated more in emerging markets that may be more difficult for us to enter.  We continue to believe that nuclear power is an essential component of the world’s electricity generation mix. At year-end 2012, the global fleet of 435 nuclear reactors provides about 14% of the world’s electricity. Although several smaller reactors were retired in 2012, three new reactors began operation and two refurbished reactors returned to service for a net increase in nuclear capacity. The United States has the largest number of reactors with 103 operating units that provide approximately 20% of the nation’s electricity. The World Nuclear Association reports that more than 60 reactors are currently under construction in 13 countries and another 500 are ordered, planned or proposed to be in operation over the next two decades.  In response to issues raised by Fukushima, a safety review of proposed plants in China was completed in October 2012 and construction resumed on that nation’s largest nuclear facility. Almost 30 new units are under construction in China and another 50 reactors are in the planning stage. Ten reactors are under construction in Russia and a four-reactor site is underway in the United Arab Emirates. The first generation of a smaller, modular reactor is also being built and U.S. government has provided funds for building a first-of-its-kind modular reactor in the United States.

This generally positive outlook should be balanced against a slower global growth forecast for electric power demand due to lingering recessionary conditions, the slower than expected restart of nuclear reactors in Japan and lower prices for alternative fuels. For example, natural gas prices in the United States are their lowest levels in at least a decade due to new supplies. This could slow the need for new base load nuclear power capacity or hasten the retirement of smaller nuclear plants. In addition, capital cost estimates for building new reactors have increased significantly. Nonetheless, concern about climate change makes emission-free nuclear power an attractive choice for new generating capacity. Population growth, increasing per capita demand for electric power in emerging markets, and pollution from coal-fired plants further provide a strong foundation for increased demand for nuclear fuel.

On the enrichment capacity side, the successful Megatons to Megawatts program with Russia will end in 2013; the gaseous diffusion plant operating in France closed in 2012; and although the facility has been running at peak efficiency in recent years, our Paducah plant is expected to end commercial enrichment in 2013.  At the same time, our competitors have expanded facilities in their home countries and one has built a plant in the United States. Urenco is expanding its European capacity and is increasing capacity of its gas centrifuge enrichment plant in New Mexico. Areva, the French-government owned enricher, has commenced commercial operations of a centrifuge plant in France to replace its former gaseous diffusion plant. During 2012, Areva announced that it would delay a number of capital projects, including a proposed centrifuge enrichment plant in Idaho and a planned capacity expansion for its centrifuge plant in France. Russia has the largest enrichment capacity and has previously announced plans to expand that capacity. Rosatom/TENEX also uses centrifuge technology.  Although the announced enrichment capacity additions by the world’s four major uranium enrichers are not sufficient to meet the expected demand for LEU by 2030, centrifuge enrichment technology used by the industry is modular and can be expanded to meet emerging demand. In addition, China is emerging as a growing producer of low enriched uranium and has begun to supply limited quantities of LEU to foreign markets.  Nuclear utilities have been entering into contracts with uranium enrichers with terms of a decade or longer, which helps to assure that uranium enrichment capacity additions are tied directly to existing reactors or ones under construction. However, all of our competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.

We estimate that the enrichment industry market is currently about 50 million SWU per year. This includes the approximately 6 million SWU of annual demand from Japanese reactors that has been largely absent from the market since the March 2011 events in Japan. The approximately 60 reactors currently under construction will likely be finished by the end of the decade, adding about 6 million SWU of annual demand.  In the past five years, we have delivered LEU containing 9 to 13 million SWU per year. However, during the upcoming transition period after we cease enrichment at the Paducah GDP and before the American Centrifuge Plant is in commercial production, we expect to deliver LEU containing approximately 3 million SWU per year.

LEU Segment

Revenue from Sales of SWU and Uranium

Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,
•	sales of both the SWU and uranium components of LEU, and
•	sales of uranium.

The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 17% of revenue from our LEU segment in 2012. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements for additional fuel. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts.

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under existing contracts with customers. At December 31, 2012, we had contracts with customers aggregating an estimated $4.5 billion, including $1.3 billion expected to be delivered in 2013. Backlog was $5.8 billion at December 31, 2011 and $6.7 billion at December 31, 2010. Backlog is partially based on customers’ estimates of their fuel requirements and certain other assumptions including our estimates of selling prices, which are subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index,  published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are unpredictable, particularly in light of general uncertainty in the nuclear market and the economy generally.  We use external composite forecasts of future market prices and inflation rates in our pricing estimates. Pricing elements included in some of our SWU contracts are intended to correlate with our sources for enrichment supply.  Our business is in transition and our future backlog will reflect our changing sources of supply. Additional details are provided in Part I, Item 1A, Risk Factors, including “The dollar amount of our sales backlog, as stated at any given time, is not necessarily indicative of our future sales revenues and is subject to uncertainty.”

Our revenues and operating results can fluctuate significantly from quarter to quarter and year to year. Revenue is recognized at the time LEU or uranium is delivered under the terms of contracts with domestic and international electric utility customers. Customer demand is affected by, among other things, electricity markets, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons.

Customer payments for the SWU component of LEU typically average approximately $20 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations. While many contracts require the purchase of fixed quantities of SWU, customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. Customer requirements and orders are more predictable over the longer term, and we believe our performance is best measured on an annual, or even longer, business cycle. Our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to modify, delay, suspend or shut down nuclear reactor operations within their jurisdictions.

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

Due to the current supply/demand imbalance in the market, we have not been able to achieve sufficient new sales to offset reductions in backlog resulting from deliveries in the current year. We are seeing increased price competition as our competitors lower their prices to sell excess supply created by current market conditions and secondary suppliers liquidate inventories. This has adversely affected our sales efforts, and unless market conditions improve or we lower our prices to compete with this excess supply, we expect to see a reduction to our sales backlog over time.  Our ability to make new sales also is constrained by the uncertainty about our future prospects associated with the transition from production at the Paducah GDP to commercial production at the ACP.  During the period of transition to commercialization of the ACP, we anticipate a lower level of revenues and sales, aligned with our anticipated sources of LEU from existing inventory and purchases of Russian LEU.  We expect to enter into long term contracts for production from the ACP in order to support the financing of the ACP, which would add to our longer term backlog.

Our backlog includes sales prices that are in many cases significantly above current market prices.  Therefore, customers may seek to limit their obligations under existing contracts or may be unwilling to extend contracts that have termination rights.  Our backlog also includes contracts that must be revised to reflect our anticipated supply sources during our transition period.  Many of our ACP contracts in our backlog were established with ACP-related financing and production milestones that now need to be revised in light of delays in the project.  We expect to continue to work with customers regarding these contracts and support for the ACP, however we have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights, which could adversely affect the value of our backlog and our prospects.

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium.  The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators by several years, which means that prices under some contracts today may exceed declining market prices. Following are TradeTech’s long-term and spot SWU price indicators, the long-term price for UF6, as calculated using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:

	December 31,
	2012	2011	2010	2009	2008
SWU:
Long-term price indicator ($/SWU)	$135.00	$148.00	$158.00	$165.00	$159.00
Spot price indicator ($/SWU)	120.00	140.00	155.00	165.00	160.00
UF6:
Long-term price composite ($/KgU)	165.68	176.13	190.07	167.77	195.15
Spot price indicator ($/KgU)	123.50	143.25	173.00	120.00	140.00

Uranium can be acquired for sale by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we may vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment, resulting in excess uranium that we can sell. Most of our inventories of uranium available for sale have been sold in prior years as reflected in decreased uranium sales in 2012 as compared to the prior periods, and we will not be able to acquire uranium through underfeeding after we cease enrichment at the Paducah GDP.

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

We have historically produced about one-half of our SWU supply at the Paducah GDP. Production costs consist principally of electric power, labor and benefits, materials, depreciation and amortization, and maintenance and repairs.

The NRC requires that we guarantee the disposition of our depleted uranium with financial assurance (refer to “Liquidity and Capital Resources – Financial Assurance”).  However, under the depleted uranium enrichment agreement entered into with Energy Northwest to enrich DOE’s depleted uranium tails commencing June 1, 2012, we do not take title to the depleted uranium generated from the enrichment of DOE’s depleted uranium and therefore do not incur costs for its disposition and do not need to provide any financial assurance. In addition, under the cooperative agreement with DOE for the RD&D program, a portion of DOE’s cost-share was provided by DOE accepting title to quantities of our depleted uranium tails, which enabled us to reduce our financial assurance and release encumbered funds.

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. In 2012, the power load at the Paducah GDP averaged 1,390 megawatts, compared to 1,376 megawatts in 2011 and 1,555 megawatts in 2010. In 2012, we purchased the electric power for the Paducah GDP under a power purchase agreement with TVA. In 2011, the TVA power contract provided for power purchases at 1,650 megawatts in the non-summer months and 300 megawatts in the summer months (June – August), which we supplemented with additional power at market-based prices. In 2012, the TVA power contract provided for power purchases at 1,650 megawatts for January through May. In addition, we purchased some supplemental power during the period February – May 2012 that was deferred from 2011, and we deferred a small quantity of power that was to be consumed prior to May 31, 2012 to the summer months of 2012.

On May 15, 2012, as part of the multi-party arrangement with Energy Northwest, BPA, TVA and DOE, the power purchase agreement with TVA was amended to extend its term and TVA and USEC entered into a supplemental confirmation agreement pursuant to the amended power purchase agreement for us to purchase the power needed to operate the Paducah GDP during the one-year term of the depleted uranium enrichment agreement.  Under this supplemental agreement, we made purchases of electricity during June 2012 through September 2012 at monthly amounts increasing from approximately 750 to 1,250 megawatts and we have a take or pay obligation to purchase electricity at approximately 1,500 megawatts for the remaining months of the contract through May 2013, less a 25% reduction in May 2013 to provide a transition in power delivery and production.

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

We have historically purchased about one-half of our SWU supply under the Russian Contract. Prices under the contract are determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. The price per SWU under the Russian Contract for 2012 was 2% higher compared to 2011.  Prices under the new 10-year Russian Supply Agreement are determined based on a mix of market-related price points and other factors.

Paducah GDP Transition

As described above under “Our View of the Business Today,” we are preparing for the transition of the Paducah GDP after the end of the depleted uranium enrichment arrangement in May 2013.  We are in discussions regarding the potential for continuing enrichment at Paducah for several months following the completion of the current arrangement at the end of May 2013, and we also have expressed to DOE our interest in continuing enrichment of tails and other DOE uranium materials at Paducah under any other arrangement that is economically supportable. However, we may not be able to reach an agreement for a short term extension or other arrangement. We believe it will be difficult to continue commercial enrichment beyond the end of the current arrangement in May 2013 and any short-term follow-on arrangement. We are currently in discussions with DOE regarding the timing of our de-lease and are seeking to minimize our transition costs, which could be substantial.  We are also seeking to manage the impacts of the Paducah transition on our existing business.

We record leasehold improvements, machinery and equipment at acquisition cost and depreciate these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which prior to the fourth quarter of 2012 had been June 2016 for the Paducah GDP commensurate with the term of the lease agreement. Under the terms of the lease, we can terminate the lease prior to June 2016 upon two years’ notice. Also, as our needs change, we can de-lease portions of the property under lease upon 60 days’ notice with DOE’s consent, which cannot be unreasonably withheld. In September 2012, we provided DOE with a non-binding notice of potential return of certain leased premises and property at the Paducah GDP. As a result of discussions with DOE and our belief that it would be difficult to continue enrichment at the Paducah GDP through the expiration of the existing lease term, in the third quarter of 2012, we determined that leasehold improvements, machinery and equipment at the Paducah GDP would be depreciated on an accelerated straight line basis prospectively starting in the fourth quarter of 2012.  Based on internal analysis that provided our view of the most likely scenarios, we did not foresee that the lease term would continue beyond 2014 and determined to depreciate our existing assets over this timeframe unless facts and circumstances affecting the expected term of the lease change. The shorter expected service life of the Paducah GDP resulted in accelerated charges to expense of $5.6 million in 2012, including $3.5 million of costs that would have previously been capitalized as part of construction work in progress and $2.1 million of accelerated depreciation.  Costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the short expected productive life of the Paducah GDP.

Once we cease enrichment at the Paducah GDP, for a period of time we will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services, including deliveries to customers of our inventory of LEU and handling of Russian material through 2013 under the Russian Contract, or beyond under the Russian Supply Agreement.  We are currently evaluating what portions of Paducah would be needed for ongoing operations after ceasing enrichment at the Paducah GDP and the most cost-effective manner of conducting those operations to minimize our ongoing costs. However, we may not be able to achieve the desired cost savings in the timeframe we expect. For example, we must factor in the need and cost of maintaining facilities in order to handle our inventory as we plan to transition Paducah. As of December 31, 2012, these inventories include approximately $950 million of inventories owed to customers and suppliers that consist primarily of inventories owed to fabricators.  These inventories are awaiting delivery to fabricators under delivery optimization arrangements between USEC and domestic fabricators, the timing of transfer of which is uncertain. These inventories have been increasing and could continue to increase to the extent that fabricators continue to use their other inventories to satisfy our customer order obligations.  In addition, we have no assurance that DOE would accept the areas that we wish to de-lease on a schedule that would be cost efficient.

Depending on the finalization of a transition plan with DOE, we could expect to incur significant costs in connection with ceasing enrichment at Paducah, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans. These costs could place significant demands on our liquidity and we are evaluating alternatives to manage these potential costs.  Other activities that will increase our cost of sales as we transition after ceasing enrichment include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure.

As of December 31, 2012, we have accrued liabilities for lease turnover costs related to the Paducah GDP totaling approximately $43 million, of which $32 million is expected to be incurred during 2013 and is classified as a current liability. Lease turnover costs are costs incurred in returning the GDP to DOE in acceptable condition, including removing nuclear material as required and removing USEC-generated waste. The lease turnover could be further accelerated or delayed, depending on the transition schedule to return portions of leased areas to DOE.

We currently estimate that we could incur total employee related severance costs of approximately $26 million for all Paducah GDP workers in the event of a full termination of operations.

We plan to engage in further discussions with PBGC regarding their assertion that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e). Given the significant number of current active employees at Paducah, the amount of any potential liability related to a future decision to discontinue enrichment or other transition actions at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million.

We also have significant inventories of SWU and uranium at the Paducah GDP and these inventories are valued at the lower of cost or market. Market is based on the terms of contracts with customers, and, for any inventories not under contract, market is based primarily on published price indicators at the balance sheet date. If our inventory costs were to exceed market prices, we could be required to record an inventory impairment.

Contract Services Segment

Revenue from Contract Services

Historically, the majority of revenues from our contract services segment resulted from work performed under contract with DOE to maintain and prepare the former Portsmouth GDP for decontamination and decommissioning (“D&D”). In September 2011 our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to DOE’s D&D contractor for the Portsmouth site. Consequently, we ceased providing government contract services at Portsmouth on September 30, 2011.

We continue to provide some limited services to DOE and its contractors at our Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment, however, has declined significantly compared to prior periods and in 2012 was comprised primarily of revenue generated by our subsidiary NAC. NAC was acquired by USEC in 2004 and provides transportation and storage systems for spent nuclear fuel and provides nuclear and energy consulting services. On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation for $42.4 million, subject to final working capital adjustment. Accordingly, revenues in the contract services segment going forward should be substantially reduced.

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

Contract Services Receivables

Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations. DOE historically has not approved our provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003 through 2011. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004, and has since begun audits of the years ended December 31, 2005 and 2006. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

Our consolidated balance sheet includes gross receivables from DOE or DOE contractors totaling $52.1 million as of December 31, 2012. Of the $52.1 million, $38.0 million represents certified claims submitted to DOE through December 31, 2012. On December 2, 2011, we submitted to the DOE contracting officer a certified claim for $11.2 million under the Contract Disputes Act (“CDA”) for payment of breach-of-contract amounts due to DOE’s failure to timely approve provisional billing rates equaling unreimbursed costs for the periods through December 31, 2009. In a letter dated June 1, 2012, DOE’s Contracting Officer denied this claim. In addition, on February 16, 2012, we submitted a second certified claim for $9.0 million under the CDA related to the 2010 historical period. On May 8, 2012, we submitted a third certified claim for $17.8 million under the CDA related to the 2011 historical period. In a letter dated August 15, 2012, DOE’s Contracting Officer denied these additional claims. Based on the extended timeframe expected to resolve claims for payment filed by USEC under the CDA, we have reclassified these amounts to a long-term receivable, net of valuation allowances, as of December 31, 2012. We have one year to appeal the denial to the U.S. Court of Federal Claims and anticipate filing an appeal.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology.  However, we have not recognized revenue or a receivable since we have not reached a resolution with DOE and we have no assurance that DOE will agree with us.

In addition, we have had discussions with PBGC regarding the impact of our de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees to DOE’s D&D contractor. Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer’s employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, PBGC has the right to require the employer to place an amount in escrow or furnish a bond to PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. PBGC could also elect not to require any further action by the employer. PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability for the Portsmouth site transition is approximately $130 million. PBGC’s computations take into account the plan’s underfunding on a termination basis, which amount differs from that computed for GAAP or CAS purposes. We have informed PBGC that we do not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). We also dispute the amount of their preliminary calculation of the potential ERISA Section 4062(e) liability.  We plan to engage in further discussions with PBGC. However, we have not reached a resolution with PBGC and we have no assurance that PBGC will agree with our position or reach a consensual resolution and will not pursue a requirement for us to establish an escrow or furnish a bond.

We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth.

We could also face a potential significantly greater liability related to a future decision to discontinue activities at Paducah. Given the significant number of current active employees at Paducah, the amount of any potential liability related to a future decision to discontinue enrichment or other transition actions at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million.

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

Advanced Technology Costs

American Centrifuge

USEC is working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. As of December 31, 2012, cumulative project costs totaled $2.3 billion. Historically, costs relating to the American Centrifuge technology were either charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology were charged to expense as incurred and costs relating to the construction and deployment of the ACP were capitalized.

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

Based on our internal analysis concluded as part of our annual assessment, as of December 31, 2012, we expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project. This included previously capitalized costs related to property, plant and equipment (including construction work in progress) of $1,075.6 million, prepayments made to suppliers of $9.9 million and deferred financing costs related to the DOE loan guarantee program of $6.7 million that were previously capitalized during the period 2007 through 2011.

Although we continue to make progress in the deployment of the ACP, including the effective execution of the RD&D program during 2012, and are planning to update our DOE loan guarantee application during 2013, the expense of previously capitalized costs is based on our assessment of our ability to recover the full amount of this prior capital investment.  In light of the significant remaining capital needed to deploy the ACP and our view of our anticipated cash flow from operations available to finance the ACP given our other anticipated cash needs during that period, we anticipate that our ultimate share of the ownership of the ACP will likely be reduced by third parties investing capital to complete the ACP, which affects our likelihood of recovering this past investment.  We are also currently developing a revised cost estimate and schedule for the project and several factors are putting pressure on the economics of the ACP, including delays in deployment and related carrying costs and other cost pressures as well as uncertainty regarding financing. This expense of previously capitalized costs does not affect any future capital investment in the ACP. We would anticipate that capitalization of amounts related to the ACP would resume if and when commercial plant deployment resumes.

Liabilities related to the American Centrifuge project remain on the balance sheet, including accrued asset retirement obligations of $22.6 million and accrued costs of $13.3 million as of December 31, 2012.

MAGNASTOR®

Advanced technology costs also include research and development efforts undertaken by NAC, relating primarily to its MAGNASTOR/MAGNATRAN dual-purpose spent fuel dry storage and transportation technology. NAC continues to seek license amendments for the expanded use of the storage technology (MAGNASTOR) and is pursuing NRC certification of the transportation portion of the system, MAGNATRAN. On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation.

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

We have identified the following to be our critical accounting estimates:

American Centrifuge Technology Costs

Historically, costs relating to the American Centrifuge technology were either charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology are charged to expense as incurred. Demonstration costs historically have included NRC licensing of the American Centrifuge Demonstration Facility in Piketon, Ohio, engineering activities, and assembling and testing of centrifuge machines and equipment at centrifuge test facilities located in Oak Ridge, Tennessee and at the American Centrifuge Demonstration Facility.

During the second half of 2007, we moved from a demonstration phase to a commercial plant phase in which significant expenditures were capitalized based on management’s judgment that the technology has a high probability of commercial success and meets internal targets related to physical control, technical achievement and economic viability.

Capitalized costs relating to the American Centrifuge technology included NRC licensing of the American Centrifuge Plant in Piketon, Ohio, engineering activities, construction of AC100 centrifuge machines and equipment, process and support equipment, leasehold improvements and other costs directly associated with the commercial plant including the capitalization of interest. Capitalized American Centrifuge costs were recorded in property, plant and equipment primarily as part of construction work in progress. In addition, deferred financing costs related to the DOE Loan Guarantee Program and the future financing for the American Centrifuge Plant were included in other long-term assets. Deferred financing costs relate to items such as loan guarantee application fees paid to DOE and third-party costs were to be amortized over the life of the loan.

As a result of the shift in focus of the American Centrifuge project to the two-year research, development and demonstration (“RD&D”) program, beginning in the fourth quarter of 2011, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, beginning with the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized.

We test our asset for impairment annually or whenever there is a triggering event.  Based on our internal analysis concluded as part of our annual assessment, as of December 31, 2012, we expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project. This included previously capitalized costs related to property, plant and equipment (including construction work in progress) of $1,075.6 million, prepayments made to suppliers of $9.9 million and deferred financing costs related to the DOE loan guarantee program of $6.7 million that were previously capitalized during the period 2007 through 2011.

Although we continue to make progress in the deployment of the ACP, including the effective execution of the RD&D program during 2012, and are planning to update our DOE loan guarantee application during 2013, the expense of previously capitalized costs is based on our assessment of our ability to recover the full amount of this prior capital investment.  In light of the significant remaining capital needed to deploy the ACP and our view of our anticipated cash flow from operations available to finance the ACP given our other anticipated cash needs during that period, we anticipate that our ultimate share of the ownership of the ACP will likely be reduced, which affects our likelihood of recovering this past investment.  We are also currently developing a revised cost estimate and schedule for the project and several factors are putting pressure on the economics of the ACP, including delays in deployment and related carrying costs and other cost pressures as well as uncertainty regarding financing. This expense of previously capitalized costs does not affect any future capital investment in the ACP. We would anticipate that capitalization of amounts related to the ACP would resume if and when commercial plant deployment resumes.

Liabilities related to the American Centrifuge project remain on the balance sheet, including accrued asset retirement obligations of $22.6 million and accrued costs of $13.3 million as of December 31, 2012. Decontamination and decommissioning requirements for the ACP create an asset retirement obligation. Significant increases in asset retirement obligations and related capitalized asset costs will result when ACP construction is fully underway as part of the commercial plant deployment and plant operations. As construction of the ACP takes place, the present value of the related asset retirement obligation (the initially determined fair value of the future obligation) is recognized as a long-term liability. An equivalent amount is recognized as part of the capitalized asset cost during the construction period. During each reporting period, USEC reassesses and revises the estimate of the asset retirement obligation based on construction progress, cost evaluation of future decommissioning expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities. USEC has not recognized any changes to the capitalized asset cost related to the asset retirement obligation since the latter half of 2009, when USEC significantly reduced machine manufacturing and construction activities due to project funding uncertainty. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period.

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

 GDP Operations Including Asset Depreciation and Lease Turnover Obligations

The accounting for SWU and uranium inventories includes estimates and judgments. Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published price indicators at the balance sheet date. SWU and uranium inventory costs are determined using the monthly moving average cost method. Production costs are allocated to the uranium earned based on the net realizable value of the uranium, and the remainder of production costs is allocated to SWU inventory costs.

As described above in “LEU Segment – Paducah GDP Transition”, we are preparing for the transition of the Paducah GDP. We are currently in discussions with DOE regarding the timing of our de-lease and are seeking to minimize our transition costs, which could be substantial.

We record leasehold improvements, machinery and equipment at acquisition cost and depreciate these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which has been June 2016 for the Paducah GDP commensurate with the term of the lease agreement. Based on internal analysis that provided management’s view of the most likely scenarios, we currently do not foresee that the lease term will continue beyond 2014 and we began depreciating our existing assets on a straight line basis over this timeframe prospectively starting in the fourth quarter of 2012.  We will continue to adjust the period of depreciation if facts and circumstances affecting the expected term of the lease change. The shorter expected service life of the Paducah GDP resulted in accelerated charges to expense of $5.6 million in 2012, including $3.5 million of costs that would have previously been capitalized as part of construction work in progress and $2.1 million of accelerated depreciation.  Costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the short expected productive life of the Paducah GDP. Maintenance and repair costs are charged to production costs as incurred.

Depending on the finalization of a transition plan with DOE, we could expect to incur significant costs in connection with ceasing enrichment at Paducah, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans. These costs could place significant demands on our liquidity and we are evaluating alternatives to manage these potential costs.

Production costs include estimates of future expenditures for the treatment and disposal of hazardous, low-level radioactive and mixed wastes, and GDP lease turnover costs. An increase or decrease in production costs has an effect on inventory costs and cost of sales over current and future periods. Lease turnover costs are estimated and accrued for the Paducah GDP. The balance of expected costs is being accrued over the expected productive life of the plant. Costs of returning the site to DOE in acceptable condition include removing nuclear material as required and removing USEC-generated waste. Significant estimates and judgments relate to staffing and other costs associated with the planning, execution and documentation of the lease turnover requirements. The amount and timing of future costs could vary from amounts accrued. At December 31, 2012, accrued liabilities for lease turnover costs total $42.5 million.

In prior years USEC incurred significant costs and obligations related to depleted uranium (“tails”) generated from our operations at the Paducah GDP. The method and timing of disposal of the depleted uranium was uncertain and our costs and accrued liabilities were based on estimates and subject to change. During 2012, DOE provided a portion of the funding for the RD&D program by accepting title to USEC’s balance of depleted uranium. As of December 31, 2012, a small remaining quantity of depleted uranium remains to be transferred to DOE under our agreement. The transfer of depleted uranium to DOE enabled us to release cash deposits that had been used as collateral for future depleted uranium disposition. In addition, we do not incur any additional tails disposal obligations under the one-year multi-party depleted uranium enrichment arrangement through May 31, 2012. The accrued liability for depleted uranium disposition declined from $145.2 million at December 31, 2011 to $0.2 million at December 31, 2012.

Pension and Postretirement Health and Life Benefit Costs and Obligations

We provide retirement benefits under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:

•
The weighted average expected return on benefit plan assets was 7.5% for 2011, 7.25% for 2012 and is 6.75% for 2013.  The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $3.8 million and postretirement health and life costs by $0.2 million.

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

•
A weighted average discount rate of 4.0% was used at December 31, 2012 to calculate the net present value of benefit obligations. The discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $72.4 million and postretirement health and life benefit obligations by $11.8 million, and the resulting changes in the valuations would increase annual pension costs by $6.2 million and postretirement health and life benefit costs by $0.9 million.

The reduction in the weighted average discount rate from 4.9% at December 31, 2011 to 4.0% at December 31, 2012 increased our accumulated Net Actuarial (Losses), which are recognized as an increase to benefit costs over a number of years based on the employees’ average future service lives. This change is recognized in other comprehensive income.

•
The healthcare costs trend rates are 7.5% projected in 2013 reducing to a final trend rate of 5.0% by 2018. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A one-percentage point increase in the healthcare cost trend rates would increase postretirement health benefit obligations by about $7.3 million and would increase annual costs by about $0.8 million.

Prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing pension costs related to USEC’s former Portsmouth employees are charged to the LEU segment rather than the contract services segment based on our continuing enrichment operations that support our active and retired employees. These net benefit costs totaled $13.2 million for 2012 and are directly charged to cost of sales rather than production.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology.  However, we have not recognized revenue or a receivable since we have not reached a resolution with DOE and we have no assurance that DOE will agree with us. In addition, as discussed above under “Contract Services Segment – Contract Services Receivables,” we plan to engage in further discussions with PBGC regarding pension costs associated with the Portsmouth transition. We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth.

We could also face a potential significantly greater liability related to a future decision to discontinue activities at Paducah. Given the significant number of current active employees at Paducah, the amount of any potential liability related to a future decision to discontinue enrichment or other transition actions at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million.

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. At December 31, 2012, the liability for unrecognized tax benefits, included in other long-term liabilities, was $3.0 million and accrued interest and penalties totaled $0.8 million.

Accounting for income taxes involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. In assessing the realization of deferred tax assets, we determine whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. Factors that may affect estimates of future taxable income include, but are not limited to, competition, changes in revenue, costs or profit margins, market share and developments related to the American Centrifuge Plant. In practice, positive and negative evidence is reviewed with objective evidence receiving greater weight. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. A cumulative loss in recent years is a significant piece of negative evidence and one of the most difficult forms of negative evidence to overcome.  We have a cumulative loss in recent years due to the significant losses incurred in 2011 and 2012. The largest portions of the recent losses resulted from the expense of previously capitalized costs related to the American Centrifuge project.

Our inability to overcome the strong negative objective evidence of a cumulative loss in recent years with sufficient objective positive evidence of future taxable income to realize our deferred tax assets required us to record a valuation allowance. To determine the amount of the valuation allowance, all sources of taxable income, including tax planning strategies, were analyzed. We determined that it is more likely than not that our net deferred tax assets will not be realized in the immediate future. The valuation allowance was recorded at the end of the fourth quarter of 2011 for the net deferred tax asset created by the expensing of previously capitalized costs related to a number of earlier AC100 centrifuge machines used in the lead cascade test program mentioned above, as well as all other previously recorded net deferred tax assets, including state deferred taxes. Therefore, at the end of the fourth quarter of 2011 we recorded a full valuation allowance against the remaining net deferred tax assets of $369.1 million. This valuation allowance was increased substantially at the end of 2012 in connection with the expensing of $1.1 billion of previously capitalized costs as of December 31, 2012. At December 31, 2012, the total valuation allowance recognized against our net deferred tax assets was $793.9 million.

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

Results of Operations

We have two reportable segments measured and presented through the gross profit line of our income statement: the low enriched uranium (“LEU”) segment with two components, separative work units (“SWU”) and uranium, and the contract services segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment includes nuclear energy services and technologies provided by NAC as well as limited work performed for DOE and its contractors at Portsmouth and Paducah. Intersegment sales between our reportable segments were less than $0.1 million in each year presented below and have been eliminated in consolidation.

2012 Compared to 2011
	2012	2011	Change	%
	(millions)
LEU segment
Revenue:
SWU revenue	$1,821.8	$1,330.9	$490.9	37%
Uranium revenue	26.0	131.8	(105.8)	(80)%
Total	1,847.8	1,462.7	385.1	26%
Cost of sales	1,718.5	1,391.1	(327.4)	(24)%
Gross profit	$129.3	$71.6	$57.7	81%

Contract services segment
Revenue	$70.3	$209.1	$(138.8)	(66)%
Cost of sales	61.6	196.5	134.9	69%
Gross profit	$8.7	$12.6	$(3.9)	(31)%

Total
Revenue	$1,918.1	$1,671.8	$246.3	15%
Cost of sales	1,780.1	1,587.6	(192.5)	(12)%
Gross profit	$138.0	$84.2	$53.8	64%

Revenue

Revenue from the LEU segment increased $385.1 million (or 26%) in 2012 compared to 2011. The volume of SWU sales increased 31% in 2012 compared to 2011 reflecting the variability in timing of utility customer orders including orders that USEC and customers have advanced from 2013. The average price billed to customers for sales of SWU increased 5% reflecting the particular contracts under which SWU were sold during the periods. Uranium sales declined significantly in 2012 since most of our inventories of uranium available for sale have been sold in prior years and we expect this trend to continue.

Revenue from the contract services segment declined $138.8 million (or 66%) in 2012 compared to 2011. Contract service revenues at the Portsmouth site declined $120.6 million (or 97%) as this work was transferred to DOE’s D&D contractor over the course of 2011. Revenues by NAC decreased $15.0 million in 2012 compared to 2011 primarily as a result of timing in sales related to dry cask storage systems.

Cost of Sales

Cost of sales for the LEU segment increased $327.4 million (or 24%) in 2012 compared to 2011 primarily due to higher SWU sales volumes, partially offset by lower uranium sales volumes. Cost of sales per SWU was 1% higher in 2012 compared to 2011.

Cost of sales was reduced during 2012 for revisions to prior accrued amounts related to estimated disposal costs for depleted uranium, property taxes and power prepayments related to enrichment operations. These accrued estimated amounts had been previously included in our production costs and included in SWU inventory. The total reduction to cost of sales recognized in 2012 was approximately $33.5 million. In addition, prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. In 2012, ongoing pension costs related to our former Portsmouth employees were charged to the LEU segment rather than the contract services segment based on our continuing enrichment operations that support our active and retired employees. These net benefit costs totaled $13.2 million in 2012 and are directly charged to cost of sales rather than production. Additionally, the shorter expected service life of the Paducah GDP resulted in accelerated charges to expense of $5.6 million in 2012, including $3.5 million of costs that would have previously been capitalized as part of construction work in progress and $2.1 million of accelerated depreciation. Although unit production costs declined in 2012 compared to 2011 (described below), the SWU unit cost is negatively impacted by the carryforward effect of higher production and purchase costs from prior years.

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

Production costs declined $21.2 million (or 3%) in 2012 compared to 2011. Production volume increased 1% and the unit production cost declined 4%, reflecting the depleted uranium enrichment program that commenced in June 2012. The average cost per megawatt hour declined 3% in 2012 reflecting lower unit power costs under the amended TVA power contract, partially offset by higher TVA fuel cost adjustments and the fixed, annual increase in the TVA contract price for the first five months of 2012.

Purchase costs for the SWU component of LEU under the Russian Contract increased $13.0 million in 2012 compared to 2011 due to a 2% increase in the purchase cost per SWU.

Cost of sales for the contract services segment declined $134.9 million (or 69%), primarily reflecting reduced contract services work at Portsmouth in connection with the transition of Portsmouth site contract service workers to DOE’s D&D contractor and the decline in sales related to dry cask storage systems.

Gross Profit

Gross profit increased $53.8 million (or 64%) in 2012 compared to 2011. Our gross profit margin was 7.2% in 2012 compared to 5.0% in 2011. Gross profit for the LEU segment increased $57.7 million (or 81%) in 2012 compared to 2011 due to higher SWU average prices and sales volumes, partially offset by lower uranium sales volumes. Gross profit for the contract services segment declined $3.9 million (or 31%) in 2012 compared to 2011 following the completion of Portsmouth site contract service work in the prior periods.

The following table presents elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	2012	2011		Change	%
Gross profit	$138.0	$84.2		$53.8	64%
Advanced technology costs	1,314.0	273.2		1,040.8	381%
Selling, general and administrative	56.1	62.1		6.0	10%
Special charge for workforce reductions and advisory costs	12.3	-		(12.3)	-
Other (income)	(92.1)	(3.7)		88.4	(2389)%
Operating (loss)	(1,152.3)	(247.4)		(904.9)	(366)%
Interest expense	50.4	11.6		(38.8)	(334)%
Interest (income)	(1.9)	(0.5)		(1.4)	280%
Income (loss) before income taxes	(1,200.8)	(258.5)		(942.3)	(365)%
Provision (benefit) for income taxes	(0.2)	232.6	(a)	232.8	100%
Net (loss)	$(1,200.6)	$(491.1	) (a)	$(709.5)	(144)%

(a)	The 2011 amounts previously reported have been revised. Refer to note 1 of the consolidated financial statements under “Deferred Income Taxes” for a description of the impacts from the revision.

Advanced Technology Costs

Beginning in the fourth quarter of 2011, we began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration as part of the RD&D program. As a result, beginning with the start of the fourth quarter of 2011, all American Centrifuge project costs incurred have been expensed.

In 2011, we expensed $136.7 million of previously capitalized work in progress costs related to damaged centrifuge machines and earlier machines that were determined to no longer be compatible with the commercial plant design for the American Centrifuge Plant. In addition, we expensed $9.9 million in the fourth quarter of 2011 of previously capitalized amounts related to unutilized prepayments made to an American Centrifuge project supplier.

In 2012, we expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project based on our internal analysis concluded as part of our annual assessment. This included previously capitalized costs related to property, plant and equipment (including construction work in progress) of $1,075.6 million, prepayments made to suppliers of $9.9 million and deferred financing costs related to the DOE loan guarantee program of $6.7 million that were previously capitalized during the period 2007 through 2011. Details are provided above under “Advanced Technology Costs – American Centrifuge.” Additionally, an expense of $44.6 million was incurred in the second quarter of 2012 related to the title transfer of previously capitalized American Centrifuge machinery and equipment to DOE as provided in the cooperative agreement with DOE for the RD&D program.

Advanced technology costs include expenses by NAC of $0.8 million in 2012 and $1.6 million in 2011 to develop and expand its MAGNASTOR storage technology and its transportation counterpart, MAGNATRAN.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased $6.0 million in 2012 compared to 2011, reflecting a decline of $3.1 million in consulting costs and a decline of $2.4 million in salary and other compensation costs.

Special Charge for Workforce Reductions and Advisory Costs

In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support this review. Costs for the management consulting firm and other advisors totaled $8.4 million in 2012.

Actions taken during 2012 related to our organizational structure resulted in workforce reductions at the American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at the headquarters operations located in Bethesda, Maryland and at the central services operations located in Piketon, Ohio. The reductions during 2012 involved approximately 50 employees including two senior corporate officers. Charges totaling $3.9 million were incurred in 2012 for one-time termination benefits consisting of severance payments, short-term health care coverage and immediate vesting of restricted stock and stock options for certain employees. Additional actions affecting employees to align the organization with our evolving business environment are expected.

Other (Income)

DOE and USEC provide pro-rata cost sharing support for continued American Centrifuge activities under our June 2012 cooperative agreement, as amended. As of December 31, 2012, USEC made qualifying American Centrifuge expenditures of $115.1 million. DOE’s pro-rata share of 80%, or $92.1 million, is recognized as other income in 2012.

In January 2011, we executed an exchange with a noteholder whereby USEC received convertible notes with a principal amount of $45 million in exchange for 6,952,500 shares of common stock and cash for accrued but unpaid interest on the convertible notes. In connection with this exchange, we recognized a gain on debt extinguishment of $3.1 million in the first quarter of 2011.

Interest Expense and Interest Income

Interest expense increased $38.8 million in 2012 compared to 2011. Interest costs of $33.4 million were capitalized in 2011 and these amounts were charged to expense in the fourth quarter of 2012. Beginning in the fourth quarter of 2011, all ACP related project costs incurred have been expensed, including interest expense that previously would have been capitalized. Interest expense in the first quarter of 2012 included $1.4 million of previously deferred financing costs related to the former credit facility that were expensed in connection with the amended and restated credit facility obtained in March 2012.

During 2012, $1.3 million of previously accrued interest was reversed related to statute of limitations expiration of potential sales and use taxes for a prior year. The reversal of previously accrued interest expense was recorded as interest income in the consolidated statement of operations.

Provision (Benefit) for Income Taxes

The benefit for income taxes was $0.2 million in 2012, with an effective income tax rate of 0%. The provision for income taxes was $232.6 million in 2011, with an effective income tax rate of 90%. The difference between the 2012 and 2011 effective income tax rates primarily results from a full valuation allowance recorded against net deferred tax assets starting in the fourth quarter of 2011.  Included in the effective tax rate are charges for $413.0 million in 2012 and $319.5 million in 2011 to increase the valuation allowance against net deferred tax assets. The significantly higher operating loss in 2012 compared to 2011 also impacted the difference in the effective income tax rates.

Net (Loss)

The net loss increased $709.5 million ($5.77 per share) in 2012 compared to 2011, reflecting the after-tax effects of an increase in the expense of previously capitalized costs related to the ACP, higher gross profits in the LEU segment, DOE’s pro-rata cost sharing support for the RD&D program included in other income and the valuation allowance recorded in 2011 against our net deferred tax assets. Factors negatively impacting net income in the current year include interest expense that previously would have been capitalized and the after-tax effects of the special charges related to the review of our organizational structure.

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

Revenue

The volume of SWU sold declined 15% in 2011 compared to 2010 reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 3% reflecting the particular contracts under which SWU were sold during the periods.

The volume of uranium sold declined 53% in 2011 compared to 2010 and the average price increased 20%.  Sales volumes reflect the timing of customer orders and average prices reflect the particular price mix of contracts under which uranium was sold.

Revenue from the contract services segment declined 25% in 2011 compared to 2010. Contract service revenues at the Portsmouth site declined $97.5 million reflecting reduced site services at Portsmouth as work was transferred to DOE’s D&D contractor as well as fee recognition on certain contracts in the first quarter of 2010. Revenues by NAC increased $31.5 million in 2011 compared to 2010 primarily as a result of increased sales of dry cask storage systems.

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

Cost of sales for the contract services segment declined $57.3 million (or 23%), reflecting reduced contract services work at Portsmouth partially offset by increased cost of sales by NAC of $28.2 million as a result of increased sales of dry cask storage systems and curtailment charges of $5.1 million for the pension plan and postretirement benefit plans in connection with the transition of Portsmouth site contract service workers to the D&D contractor.

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

The following table presents elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	2011		2010	Change	%
Gross profit	$84.2		$158.4	$(74.2)	(47)%
Advanced technology costs	273.2		110.2	(163.0)	(148)%
Selling, general and administrative	62.1		58.9	(3.2)	(5)%
Other (income)	(3.7)		(44.4)	(40.7)	(92)%
Operating income (loss)	(247.4)		33.7	(281.1)	(834)%
Preferred stock issuance costs	-		6.6	6.6	100%
Interest expense	11.6		0.6	(11.0)	(1833)%
Interest (income)	(0.5)		(0.4)	0.1	25%
Income (loss) before income taxes	(258.5)		26.9	(285.4)	(1061)%
Provision for income taxes	232.6	(a)	19.4	(213.2)	(1099)%
Net income (loss)	$(491.1	) (a)	$7.5	$(498.6)	(6648)%

(a)	The 2011 amounts previously reported have been revised. Refer to note 1 of the consolidated financial statements under “Deferred Income Taxes” for a description of the impacts from the revision.

Advanced Technology Costs

In 2011, we expensed $136.7 million of previously capitalized work in progress costs related to damaged centrifuge machines and earlier machines that were determined to no longer be compatible with the commercial plant design for the American Centrifuge Plant. In addition, we expensed $9.9 million in the fourth quarter of 2011 of previously capitalized amounts related to prepayments made to a supplier for the American Centrifuge Plant. The Company’s contract with this supplier could not be extended and this amount represents the remaining balance for prepayments for materials that we will not purchase under the contract. Under the terms of the contract, the prepayment is credited against a portion of the purchase price for the materials and we did not plan on purchasing sufficient material to recoup the full credit prior to expiration of the contract. Beginning with the start of the fourth quarter of 2011, all American Centrifuge project costs incurred have been expensed. Capitalization of expenditures related to the American Centrifuge project has ceased until commercial plant deployment resumes.

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

Preferred Stock Issuance Costs

Issuance costs of $6.6 million for costs incurred related to the securities purchase agreement governing the investment in USEC by Toshiba and B&W were expensed in 2010. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and recorded at fair value.

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

Provision for Income Taxes

The provision for income taxes was $232.6 million in 2011, with an effective income tax rate of 90%. The provision for income taxes was $19.4 million in 2010, with an effective income tax rate of 72%. The difference between the 2010 and 2011 effective income tax rates primarily results from a valuation allowance of $319.5 million recorded in the fourth quarter of 2011 against net deferred tax assets, an impact to the effective income tax rate of 124%, as well as 2010 having moderately low income before income taxes and 2011 having a significant loss.

The 2010 provision for income taxes includes a one-time charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as the “Healthcare Act”) signed into law at the end of March 2010. The charge was due to a reduction in our deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Healthcare Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods.

The 2010 provision for income taxes includes $6.6 million in non-deductible preferred stock issuance costs and $3.2 million in non-deductible dividends paid-in-kind associated with the investment by Toshiba and B&W. The 2011 provision for income taxes includes $10.4 million in non-deductible dividends paid-in-kind.

Net Income (Loss)

Net income declined $498.6 million (or $4.14 per share–basic and $4.12 per share-diluted) in 2011 compared to 2010 reflecting the after-tax effects of the expense of previously capitalized American Centrifuge assets, declines in gross profits in both segments and a valuation allowance recorded against our net deferred tax assets.

2013 Outlook

As noted throughout this report, USEC will be going through a period of transition during 2013 as we complete the current arrangement that extended enrichment at the Paducah plant and prepare for the transition of the Paducah site, complete the Megatons to Megawatts program, complete the American Centrifuge RD&D program and appropriately reduce the size of our corporate organization. Given the uncertainties of that transition and the incremental nature of federal funding for the RD&D program, our guidance for USEC financial results and metrics for 2013 will be limited.

In line with our previous guidance, we expect SWU volume for the LEU segment in 2013 to decline by about one-third compared to 2012. The average SWU price billed to customers is expected to increase by about 5%. We anticipate full-year revenue for the LEU segment of $1.4 billion, with about $50 million attributable to natural uranium sales. For the six-month period ending June 30, 2013, we expect LEU segment revenue of approximately $625 million.

NAC International was the largest source of revenue for the contract services segment in 2012 and we sold NAC on March 15, 2013. Results of operations for NAC in 2013 and the gain on sale totaling approximately $30-$40 million will be recorded below the gross profit line in the first quarter of 2013.

We are in the midst of an RD&D program that has an 80% DOE and 20% USEC cost share. We have adjusted our program spending to accommodate changes to the timing and amount of federal funding. Federal funding for the program has been incremental and subject to Congressional action. We have no assurance that the remaining federal funds for the program will be appropriated; therefore we are not providing guidance for spending on advanced technology.

Also below the gross profit line, we expect selling, general and administrative expenses of $29 million during the six-month period ending June 30, 2013.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively.  Variations from our expectations could cause substantial differences between our guidance and ultimate results.  Among the factors that could affect our results are:

•	The timing and amount of potential severance costs, pension and post-retirement benefit costs and other costs related to the transition of the Paducah GDP;

•	The timing of recognition of previously deferred revenue;

•	Movement and timing of customer orders; and

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers.

Liquidity and Capital Resources

We expect our cash balance, internally generated cash from our LEU operations and services provided by our contract services segment, and available borrowings under our revolving credit facility will provide sufficient cash to meet our needs for at least 12 months assuming the renewal or replacement of our revolving credit facility past September 2013. Details related to the March 2013 amendment and extension of our credit facility through September 30, 2013 are provided below under “Capital Structure and Financial Resources.”

However, we are preparing to be a significantly smaller company with lower revenues as we transition from having two sources of supply that provided approximately 10 to 12 million SWU per year to making sales from our existing inventory and from future purchases of LEU from Russia at lower quantities. We are preparing for the transition of the Paducah GDP, with the expected end of commercial enrichment at Paducah during 2013 and the de-lease of the site back to DOE, which is expected during 2014.  As described above under “LEU Segment – Paducah GDP Transition”, we could incur significant costs in connection with ceasing enrichment at Paducah, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans, and we are evaluating alternatives to manage these potential costs.  We could also have significant ongoing maintenance costs associated with the disposition of our inventory. As described below under “Defined Benefit Plan Funding”, we plan to engage in further discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of our de-lease of the Portsmouth gaseous diffusion plant and related transition of employees on our defined benefit plan funding obligations. In addition, DOE has not yet authorized funding sufficient to complete the RD&D program and we could demobilize the American Centrifuge project if additional funding for the RD&D program is not obtained or if we determine that there is no longer a viable path to ACP commercialization.  We could also take actions to restructure the project that could result in changes in our anticipated ownership of or role in the project.  These actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity. In light of the significant transition of our business and the uncertainties and challenges facing us and in order to improve our credit profile and our ability to successfully finance and deploy the American Centrifuge project and to maximize our participation in such project, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet. A restructuring of our balance sheet could adversely affect the holders of our common stock through dilution or loss in value.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or that a restructuring of our balance sheet will lead to our obtaining a DOE loan guarantee.

Key factors that can affect liquidity requirements for our existing operations include the timing and amount of customer sales, power purchases, and purchases of Russian LEU. We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. Since 2006, we have included in our SWU contracts pricing indices that are intended to correlate with our sources for enrichment supply. Although sales prices under many of these SWU contracts are adjusted in part based on changes in market prices for SWU and electric power, the impact of market volatility in these indices is generally mitigated through the use of market price averages over time. Additionally, changes in the power price component of sales prices in these contracts are intended to mitigate the effects of changes in our power costs. Effective June 1, 2012, although our purchase costs under our power contract with TVA continue to be subject to a fuel cost adjustment, the fuel cost adjustment is included in the power price component of our sales price billed to Energy Northwest under the depleted uranium enrichment agreement.

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we have been working with customers regarding the timing of their orders, in particular the advancement of those orders. Rather than selling material into the limited spot market for enrichment, USEC advanced orders from 2012 into 2011 and orders from 2013 into 2012. Based on our anticipated liquidity and working capital needs, we have worked with customers to advance orders from 2014 to 2013. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash and profit we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement.

The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to concerns raised by the March 2011 events in Japan have significantly affected the global supply and demand for LEU, and an oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. In particular, based on current market conditions, we see limited uncommitted demand for LEU prior to the end of the decade. This imbalance of supply and demand could increase over time depending on the length and severity of delays or cancellations of deliveries. We are seeing increased price competition as our competitors lower their prices to sell excess supply created by current market conditions. Due to the current supply/demand imbalance in the market, we have not been replacing sales from the current year with new sales, which has reduced our backlog.  We also have not been entering into sales for output from the American Centrifuge Plant due to delays in the deployment of the plant.  We also anticipate a significantly lower level of sales over the next several years as we align sales with our anticipated sources of LEU until the American Centrifuge Plant is in commercial production. Looking out beyond the second half of this decade, we could see an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog. However, the amount of any demand and our ability to capture that demand and the pricing is uncertain.

Significant additional financing is needed to complete the American Centrifuge Plant. We applied for a $2 billion loan guarantee for the project under the DOE Loan Guarantee Program in July 2008 and we have had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee. We also expect to need at least $1 billion of capital for the project in addition to the DOE loan guarantee and the Japanese export credit agency funding.  The amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee.  We currently anticipate the sources for this capital to include cash generated by the project during startup, available USEC cash flow from operations and additional third party capital.  We expect the additional third party capital would be raised at the project level, including through the issuance of additional equity participation in the project.

We have no assurances that we will be successful in obtaining this financing or that the delays we have experienced will not adversely affect these efforts.  We also are uncertain regarding the amount of internally generated cash flow from operations that we will have available to finance the project in light of the delays in deployment of the project  and potential requirements for our internally generated cash flow to satisfy our pension and postretirement benefits and other obligations. The amount of capital that we are able to contribute to the project going forward will also impact our share of the ultimate ownership of the project, which will likely be reduced as a result of raising equity and other capital to deploy the project.

Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the RD&D program for the project. USEC began funding the RD&D program in January 2012. On June 12, 2012, USEC and DOE entered into a cooperative agreement to provide cost-share funding for the RD&D program. The agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. As of December 31, 2012, USEC made qualifying American Centrifuge expenditures under the agreement of $115.1 million. The cooperative agreement is being incrementally funded, and $177.8 million of DOE funding has been provided as follows:

•
$87.7 million of funding was provided by DOE accepting title to quantities of depleted uranium that enabled us to release encumbered funds that were providing financial assurance for the disposition of this depleted uranium;

•	$45.7 million of funding was provided pursuant to the six-month continuing appropriations resolution passed by Congress and signed by the President on September 28, 2012;

•
$44.4 million of funding was provided in March 2013 by DOE transferring the SWU component of LEU that DOE previously acquired from us in exchange for the transfer of quantities of our depleted uranium to DOE.

Funding from DOE beyond the $177.8 million in obligated funding has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE. There is no assurance that this additional funding will be made available. Although we have adjusted our program spending to accommodate changes to the timing and amount of federal funding, we remain on schedule and budget to complete the RD&D program by the end of 2013. The amount of federal funding made available to date is expected to fund RD&D program activities through June 15, 2013, and we will continue to work with Congress and the administration to fund the RD&D program through December 2013 and achieve the remaining program milestones.

The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):
	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$142.9	$56.3	$22.5
Net cash provided by (used in) investing activities	124.8	(163.2)	(144.6)
Net cash provided by (used in) financing activities	(12.4)	(6.5)	141.8
Net increase (decrease) in cash and cash equivalents	$255.3	$(113.4)	$19.7

Operating Activities

During 2012, net cash flow provided by operating activities was $142.9 million. Our LEU segment provided positive cash flow in 2012 based on the timing of customer orders and deliveries. Inventories declined $238.7 million in 2012 due to monetization of inventory produced in the prior year. Beginning with the fourth quarter of 2011, all ACP project costs incurred have been expensed as part of our operating activities. The net loss of $1,200.6 million in 2012, net of non-cash charges such as the expense of previously capitalized American Centrifuge capital assets totaling $1,139.7 million, was a use of cash flow.

During 2011, net cash flow provided by operating activities was $56.3 million. Positive cash flow resulted from the decline in accounts receivable of $146.6 million. Net inventories increased $75.2 million representing higher unit costs. The net loss of $491.1 million, net of non-cash charges including a decline in deferred tax assets of $252.0 million, American Centrifuge capital asset impairment charges of $146.6 million, and depreciation and amortization of $50.1 million, was a use of cash flow.

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

Investing Activities

Capital expenditures were $4.3 million in 2012, $152.8 million in 2011 and $162.2 million in 2010. Capital expenditures in the prior periods are principally associated with the American Centrifuge Plant. Beginning with the fourth quarter of 2011, all ACP project costs incurred have been expensed. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes, anticipated to begin at the successful completion of the RD&D program assuming financing is in place. Cash collateral deposits of $131.7 million were returned to us following the transfer of certain depleted uranium to DOE in connection with the March 2012 uranium transfer agreement and the June 2012 cooperative agreement to provide cost-share funding for the RD&D program.

Financing Activities

There were no short-term borrowings under the credit facility at December 31, 2012 or at December 31, 2011. Aggregate borrowings and repayments under the revolving credit facility in 2012 were $123.6 million, and the peak amount outstanding in 2012 of $96.5 million occurred during the first quarter.  Cash payments of $10.1 million were made for financing costs.

Net cash flow used in the purchase of common stock related to our employee stock-based compensation plans was $0.5 million in 2012, $1.5 million in 2011 and $1.8 million in 2010. There were 125.2 million shares of common stock outstanding at December 31, 2012, compared with 123.2 million shares at December 31, 2011, an increase of 2.0 million shares (or 2%) and 115.2 million shares at December 31, 2010, or an increase from 2010 to 2011 of  8.0 million shares (or 7%).

Working Capital
	December 31,
	2012	2011
	(millions)
Cash and cash equivalents	$292.9	$37.6
Accounts receivable, net	134.8	162.0
Inventories, net	643.2	881.9
Credit facility term loan, current	(83.2)	(85.0)
Convertible preferred stock, current	(100.5)	(88.6)
Other current assets and liabilities, net	(345.1)	(291.9)
Working capital	$542.1	$616.0

Defined Benefit Plan Funding

We expect to contribute $23.4 million to the defined benefit pension plans in 2013, consisting of $20.9 million of required contributions under the Employee Retirement Income Security Act (“ERISA”) and $2.5 million to non-qualified plans. There is no required contribution for the postretirement health and life benefit plans under ERISA and we do not expect to contribute in 2013. We receive federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

In addition, we have had discussions with PBGC regarding the impact of our de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE’s D&D contractor on September 30, 2011. Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer’s employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, PBGC has the right to require the employer to place an amount in escrow or furnish a bond to PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. PBGC could also elect not to require any further action by the employer. PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. We have informed PBGC that we do not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). We also dispute the amount of their preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. USEC plans to engage in further discussions with PBGC. However, we have not reached a resolution with PBGC and we have no assurance that PBGC will agree with our position or reach a consensual resolution and will not pursue a requirement for us to establish an escrow or furnish a bond. We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth.

We could also face a potential significantly greater liability related to a future decision to discontinue activities at Paducah. Given the significant number of current active employees at Paducah, the amount of any potential liability related to a future decision to discontinue enrichment or other transition actions at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million.

Capital Structure and Financial Resources

At December 31, 2012, our debt consisted of a term loan of $83.2 million due May 31, 2013 under our credit facility and $530.0 million in 3.0% convertible senior notes due October 1, 2014.

The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. As described above, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet which, among other things, if successful would be expected to address this convertible notes maturity.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or the impact of any restructuring on our convertible senior notes.  In the event that we are not able to restructure the convertible notes prior to maturity, we also have no assurance that we would be able to refinance the convertible notes at maturity on terms acceptable to us or at all in light of our financial condition, credit rating, and anticipated available future cash flow from operations.  See item 1A, Risk Factors, “Our $530.0 million of convertible senior notes mature on October 1, 2014.  Although we may seek to restructure or refinance this obligation prior to maturity, we may not be successful, and we would likely be unable to repay the notes at maturity, which would adversely affect our liquidity and prospects.”

We are restricted under our credit facility from repurchasing the notes for cash. Holders of our convertible notes have the right to require the Company to repurchase such notes for cash if our common stock is no longer listed for trading on the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market. We are working to ensure that our common stock remains listed on the NYSE, however, we have no assurance that we will remain listed. See “NYSE Listing Notice” below and Item 1A, Risk Factors, “Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our $530 million of convertible notes for cash, which we would not have adequate cash to do and would result in an event of default under our credit facility.”

On March 13, 2012, we amended and restated our $310.0 million credit facility that was scheduled to mature on May 31, 2012. As of December 31, 2012, the amended and restated credit facility totaled $230.0 million including a revolving credit facility of $146.8 million (including up to $75.0 million in letters of credit) and a term loan of $83.2 million. The amended and restated credit facility initially had a total capacity of $235 million, but commencing December 3, 2012, the aggregate revolving commitments and term loan principal are reduced by $5.0 million per month through the maturity of the credit facility.

On March 14, 2013, we amended our March 2012 credit facility that was scheduled to mature on May 31, 2013. The amended revolving credit facility totals $110.0 million (including letters of credit of up to $50.0 million or $25.0 million upon cessation of enrichment at the Paducah GDP). The term loan under the credit facility was repaid in connection with the amendment.

Our debt to total capitalization ratio was 296% at December 31, 2012 and 48% at December 31, 2011, including convertible preferred stock which is classified as a liability.

Utilization of the credit facilities at December 31, 2012 and December 31, 2011 follows:

	December 31,
	2012	2011
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan due May 31, 2013	83.2	-
Term loan due May 31, 2012	-	85.0
Letters of credit	14.7	19.6
Available credit	87.1	205.4

The credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. Borrowings under the credit facility are subject to limitations based on established percentages of eligible accounts receivable and USEC-owned inventory pledged as collateral to the lenders. The amended credit facility requires cash collateralization of letters of credit issued by the bank. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit.

The interest rate on outstanding borrowings under the amended revolving credit facility is, at our election, either:

•
the sum of (1) the greater of (a) the JPMorgan Chase Bank prime rate, (b) the federal funds rate plus ½ of 1%, or (c) an adjusted 1-month LIBO Rate (with a floor of 2.0%) plus 1% plus (2) a margin of 2.75%, or

•	the sum of the adjusted LIBO Rate (with a floor of 2.0%) plus a margin of 4.5%.

For as long as we continue enrichment at the Paducah GDP, if our gross profit for any three consecutive months beginning June 2012 is a loss, then the margin on the revolving loans will increase by 1.5% retroactive to the first day of such three month period, and continuing for the remaining term of the credit facility.

The credit facility is available to finance working capital needs and general corporate purposes.  The credit facility imposes limitations and restrictions on our ability to invest in the American Centrifuge project. Under the amended credit facility, we can invest our 20% share of the costs under the RD&D program (up to $75 million). However, (i) the amount of expenditures reimbursable to us under the RD&D program that have not yet been reimbursed may not exceed $50 million and (ii) the amount of expenditures reimbursable to us under the RD&D program for which DOE has not yet obligated funds may not exceed $20 million. Aggregate American Centrifuge project expenditures from and after June 1, 2012 may not exceed $375 million and the aggregate amount of American Centrifuge project expenditures from and after June 1, 2012 for which we are not entitled to reimbursement under the RD&D program may not exceed the lesser of $75 million or 20% of the costs under the RD&D program, subject to the following exceptions:

•	If we demobilize the American Centrifuge project, we may pay the costs and expenses of such demobilization in accordance with a plan previously submitted to the agent for the lenders.

•
If, as part of DOE’s exercise of remedies under the RD&D program, we are required to transfer the American Centrifuge project or the RD&D program assets, in whole or in part, to DOE or its designee, we may spend as needed to maintain compliance with legal and regulatory requirements, but may not spend more than $5 million of proceeds of the revolving loans on such expenses.

•	We may not spend any proceeds of revolving loans on American Centrifuge expenses if a default or event of default has occurred.

•	From March 14, 2013, we may spend up to $750,000 on costs that are not allowable costs under the RD&D program.

The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically including a permanent availability block equal to $30.0 million. The other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.

Subject to certain limited exceptions, we will be required at all times to prepay all amounts outstanding under the revolving credit agreement with the net proceeds of (1) any sale or transfer of assets, including in the ordinary course, of USEC Inc. and its subsidiaries; (2) the sale or transfer of equity of USEC Inc. or its subsidiaries, including the sale of NAC which is permitted under this amendment; (3) the issuance of indebtedness of USEC Inc. or its subsidiaries; or (4) insurance proceeds from casualty events. In addition, certain proceeds, including from specified debt issuances and asset sales (including certain sales resulting from a demobilization of the American Centrifuge project), will permanently reduce the revolving loan commitments and prepay the term loan. The revolving credit facility must be fully prepaid prior to any redemption of the Company’s Series B-1 preferred stock.

With certain exceptions, all funds of USEC Inc. and its subsidiaries will be subject to full cash dominion, meaning that they will be swept on a daily basis into an account with the administrative agent and will be used to pay outstanding loans before they are available to USEC for use in its operations.

The credit facility includes a requirement that we maintain a ratio of 2.0:1.0 of certain eligible collateral (less reserves) to the amount of the credit facility (the “collateral coverage ratio”).  At our election, for any given monthly compliance period under the credit facility, cash that is held in an account with the administrative agent may be included in the calculation of eligible collateral for purposes of meeting the collateral coverage ratio. Cash that is included at our election is then restricted and may not be withdrawn by us until the next monthly compliance certificate is submitted unless certain conditions for an earlier reduction are met. This provides us additional flexibility to protect the collateral coverage ratio from factors outside of our control that can affect the value of our eligible collateral from time to time, such as the timing of sales, the market value of inventory and the timing of shipments of low enriched uranium (“LEU”) from Russia.

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

In addition, our inability to maintain the continued listing of our common stock on the New York Stock Exchange or another national exchange could cause an event of default under our credit facility. A fundamental change is triggered under the terms of our convertible notes if USEC’s shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes in full for cash.  The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is an event of default under USEC’s credit facility.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. Deferred financing costs related to the DOE loan guarantee application were expensed in 2012 as described above under “Advanced Technology Costs – American Centrifuge.”  A summary of deferred financing costs for the years ended December 31, 2012 and 2011 follows (in millions):

	December 31, 2010	Additions	Reductions	December 31, 2011	Additions	Reductions	December 31, 2012
Other current assets:
Bank credit facilities	$7.4	$0.5	$(5.5)	$2.4	$9.2	$(8.6)	$3.0

Deferred financing costs (long-term):
Convertible notes	$8.1	$-	$(2.6)	$5.5	$-	$(1.9)	$3.6
DOE Loan Guarantee application	2.5	4.2	-	6.7	-	(6.7)	-
Deferred financing costs	$10.6	$4.2	$(2.6)	$12.2	$-	$(8.6)	$3.6

NYSE Listing Notice

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE’s continued listing criteria relating to minimum share price.  The NYSE listing requirements require that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, we provided written notice to the NYSE of our intent to cure this deficiency through a reverse stock split.  We are required to regain compliance with the NYSE’s price criteria by no later than our next annual meeting of shareholders if shareholder approval is required as is the case with a reverse stock split. We intend to seek shareholder approval for a reverse stock split at our next annual meeting of shareholders. If our shareholders approve the reverse stock split and we effectuate the reverse stock split to cure the condition, the condition will be deemed cured if our closing share price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.  Subject to the NYSE’s rules, during the cure period, our common stock will continue to be listed and trade on the NYSE, subject to our continued compliance with the NYSE’s other applicable listing rules.  We also have no assurance that we will continue to be in compliance with other NYSE listing standards.  As of December 31, 2012, we expensed $1.1 billion of previously capitalized work in process costs related to the American Centrifuge project.  This reduced our net income and stockholders’ equity in the fourth quarter of 2012 and resulted in our having negative stockholders’ equity as of December 31, 2012.  As long as our stockholders’ equity remains less than $50 million, the NYSE could take actions to delist our common stock if our average market capitalization is less than $50 million over a consecutive 30 trading-day period.  As of March 14, 2013, our average market capitalization over the previous consecutive 30-trading day period was $64.9 million.  We cannot assure you that our market capitalization will not decline further and cause our average market capitalization to fall below the NYSE listing requirements.  The NYSE listing rules permit a company to submit a plan to return to compliance, although continued listing in such cases is subject to the NYSE’s acceptance of such plan and acceptable progress in regaining compliance.  In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors.  The NYSE could also subject us to the continued listing procedures for a variety of other reasons, including as a result of the explanatory paragraph included in the opinion of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 that there is substantial doubt about our ability to continue as a going concern.  We would also be subject to immediate suspension and de-listing from the NYSE if our average market capitalization is less than $15 million over a consecutive 30 trading-day period or if we were to file or announce an intent to file under any of the sections of the bankruptcy law at a time when we were below any of the numerical continued listing standards.   Even if we meet the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

Financial Assurance

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

The financial assurance for depleted uranium and stored wastes is based on the quantity of depleted uranium and waste at the end of the prior year plus expected depleted uranium generated over the current year. Under the depleted uranium enrichment agreement entered into with Energy Northwest to enrich DOE’s depleted uranium tails commencing June 1, 2012, we do not take title to the depleted uranium generated from the enrichment of DOE’s depleted uranium and therefore do not incur costs for its disposition and do not need to provide any financial assurance.

DOE provided funding for the support of RD&D program in 2012 by accepting title to USEC’s balance of depleted uranium. As of December 31, 2012, a small remaining quantity of depleted uranium remains to be transferred to DOE under our agreement. The transfer of depleted uranium to DOE enabled us to release cash deposits that had been used as collateral for future depleted uranium disposition.

The amount of financial assurance needed for D&D of the American Centrifuge Plant is dependent on construction progress and decommissioning cost projections. Financial assurance provided for the ACP increased $0.8 million in 2012 related to construction of centrifuge machines as part of the RD&D program. The amount of financial assurance for the ACP has not changed significantly since 2009 following USEC’s decision to reduce machine manufacturing and construction activities due to project funding uncertainty.

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

A summary of financial assurance and related cash collateral follows (in millions):

	Financial Assurance
	December 31,
	2012	2011

Depleted uranium disposition and stored wastes	$13.2	$233.1
Decontamination and decommissioning of American Centrifuge	23.0	22.2
Other financial assurance	17.5	22.1

Total financial assurance	$53.7	$277.4
Letters of credit	14.7	19.6
Surety bonds	39.0	257.8

Cash collateral deposit for surety bonds	$22.3	$151.3

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

Investment by Toshiba and B&W

In 2010, Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) signed a definitive agreement to make a $200 million investment over three phases upon the satisfaction at each phase of certain closing conditions. Under the terms of the agreement, Toshiba and B&W would invest equally in each of the phases in an aggregate amount of $100 million each. On September 2, 2010, the first closing of $75 million occurred. Toshiba and B&W purchased 75,000 shares of Series B-1 12.75% convertible preferred stock, and warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share, which will be exercisable in the future. However, the remaining two phases of the investment were conditioned upon, among other things, progress in our obtaining a loan guarantee from DOE and so no additional investment has been made to date. We continue to have discussions with Toshiba and B&W regarding their investment. Currently, we and the investors (as to such investor’s obligations) have the right to terminate the securities purchase agreement. If the securities purchase agreement governing the transactions is terminated, each of Toshiba and B&W must elect to either convert its shares of preferred stock into a new class of common stock (or a new class of preferred stock) or to sell its shares of preferred stock pursuant to an orderly sale arrangement. As a result of certain NYSE limitations on our issuance of common stock, depending on the share price at the time of termination, some or most of Toshiba and B&W's preferred stock may not be able to be converted or sold and would remain outstanding. We could be required to redeem such shares for cash or SWU, at our election, which could harm our financial condition. However, our ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of our credit facility.

Accrued Dividends on Preferred Shares

As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at our election, in cash or in additional shares of Series B-1 preferred. We are currently restricted under our credit facility from paying cash dividends. Our board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates from January 1, 2012 through January 1, 2013 and the aggregate arrearage is $14.6 million. We have determined to defer declaring any dividends at this time due to our net loss reported for the years ended December 31, 2011 and 2012.  In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of December 31, 2012, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $97.4 million ($100.5 million as of January 1, 2013 after taking into account the January 1, 2013 accrued dividend).

Contractual Commitments

USEC had contractual commitments at December 31, 2012, estimated as follows (in millions):

	2013	2014 – 2015	2016 – 2017	Thereafter	Total
Financing:
Debt	$83.2	$530.0	$-	$-	$613.2
Interest on debt	19.5	15.9	-	-	35.4
Total debt financing	102.7	545.9	-	-	648.6

Convertible preferred stock (1)	100.5	-	-	-	100.5
Dividends on convertible preferred stock (2)	13.4	32.5	19.6	-	65.5
Total preferred financing	113.9	32.5	19.6	-	166.0

Purchase commitments:
United States Enrichment Corporation (3)	986.2	399.8	609.5	1,587.9	3,583.4
American Centrifuge (4)	38.4	-	-	-	38.4
Total purchase commitments	1,024.6	399.8	609.5	1,587.9	3,621.8

Expected payments on operating leases (5)	6.3	10.9	6.3	57.1	80.6
Other long-term liabilities (6)	23.6	100.0	77.9	372.5	574.0
	$1,271.1	$1,089.1	$713.3	$2,017.5	$5,091.0

(1)
As of December 31, 2012, the convertible preferred stock can be converted at the holder’s option and is classified as a current liability. Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of our common stock outstanding on May 25, 2010 (approximately 22.8 million shares), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration if permitted under the Delaware General Corporation Law.

(2)
Dividends are estimated as paid-in-kind with additional shares of convertible preferred stock. As of December 31, 2012, the convertible preferred stock can be converted at the holder’s option. The amounts estimated above assume that the convertible preferred stock is held to its automatic conversion date of December 31, 2016. Future dividends would cease upon early conversion.

(3)
Purchase commitments of subsidiary United States Enrichment Corporation include commitments to purchase SWU from Russia and a commitment to purchase power under the TVA contract. Excludes purchase commitments of $21.8 million of subsidiary NAC International, which was sold to a subsidiary of Hitachi Zosen Corporation on March 15, 2013.

(4)
Supply agreements for the purchase of materials, goods and services for the manufacture of centrifuge machines to be used in the American Centrifuge Plant. Prices for minimum purchase commitments above are subject to adjustment for inflation. Contractual provisions for termination penalties related to both prepayment and contractual commitment amounts as of December 31, 2012 were estimated at $5.0 million, however this penalty reduces as material and services are received.

(5)	Assumes GDP lease at Paducah through December 2014 based on current expectations. Excludes $3.1 million related to NAC.

(6)
Other long-term liabilities reported on the balance sheet include pension benefit obligations and postretirement health and life benefit obligations amounting to $528.9 million, the long-term portion of accrued GDP lease turnover costs of $10.3 million, accrued asset retirement obligations related to the ACP of $22.6 million, and the liability for unrecognized tax benefits of $3.0 million. Excludes advances from DOE of $20.5 million that are classified as a long-term liability on the balance sheet pending the resolution of long-term receivables from DOE.

Off-Balance Sheet Arrangements

In December 2006, DOE signed an agreement with us licensing U.S. gas centrifuge technology to USEC for use in building new domestic uranium enrichment capacity. We will pay royalties to the U.S. government on annual revenues from sales of LEU produced in the American Centrifuge Plant. The royalty ranges from 1% to 2% of annual gross revenue from these sales. Payments are capped at $100 million over the life of the technology license. Other than the letters of credit issued under the credit facility, the surety bonds and certain contractual commitments discussed above, there were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2012 or 2011.

Environmental Matters

We incur costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of our operations. Environmental liabilities associated with GDP operations prior to July 28, 1998, are the responsibility of the U.S. government. DOE remains responsible for decontamination and decommissioning of the GDPs. Operating costs for environmental compliance amounted to $12.5 million in 2012, $39.1 million in 2011 and $44.3 million in 2010. Under the depleted uranium enrichment agreement entered into with Energy Northwest to enrich DOE’s depleted uranium tails commencing June 1, 2012, we do not take title to the depleted uranium generated from the enrichment of DOE’s depleted uranium and therefore do not incur costs for its disposition.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1 of the notes to the consolidated financial statements for information on new accounting standards.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2012, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At December 31, 2012, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million and a credit facility term loan of $83.2 million. The term loan was repaid on March 14, 2013. The fair value of the convertible notes, based on the trading price as of December 31, 2012, was $198.2 million. The fair value of the term loan as of December 31, 2012, using the change in market value of an index of loans of similar credit quality based on published credit ratings, was $93.5 million.

The estimated fair value of our convertible preferred stock at December 31, 2012, including accrued paid-in-kind dividends declared payable January 1, 2013, was equal to the redemption value of $1,000 per share or $100.5 million.

Refer to “Liquidity and Capital Resources – Capital Structure and Financial Resources” in management’s discussion and analysis of financial condition and results of operations for quantitative and qualitative disclosures relating to interest rate risk associated with any outstanding borrowings at variable interest rates under our credit facility.

Item 8.  Financial Statements and Supplementary Data

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

Management assessed the effectiveness of USEC’s internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2012.

The effectiveness of USEC’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

Item 9B.  Other Information

Amendment to June 2012 Cooperative Agreement with DOE

On March 15, 2013, we and our subsidiary American Centrifuge Demonstration, LLC (“ACD”) entered into Amendment No. 003 to the cooperative agreement dated June 12, 2012 between DOE and USEC and ACD.  The amendment amends the cooperative agreement to provide for additional government obligated funds of $44.4 million, bringing total government obligated funding to $177.8 million through June 15, 2013.  The $44.4 million of funding was provided by DOE transferring the SWU component of LEU that DOE previously acquired from us in exchange for the transfer of quantities of our depleted uranium to DOE.  The amendment also amends the cooperative agreement to make revisions to the test program previously approved by DOE and to add four new milestones tied to the testing plan.  The four new milestones are as follows:

Milestone	Milestone Date
DOE and USEC will jointly agree to revise and further define the test program plan to include agreed parameters and success criteria for tests and such other modifications as the parties agree, such as the inclusion of additional milestones
By May 15, 2013
Successfully complete “Extended Feed Rate Range Survey, Machine” test	By June 15, 2013
Successfully complete “Machine Performance Parameter Test” test	By June 30, 2013
Successfully complete “Power Outage Testing, Machine Response” test	To be jointly agreed by DOE and USEC by May 15, 2013

DOE has the right to terminate the cooperative agreement if any of these technical milestones are not met on or before the agreed date for such milestones or if we materially fail to comply with the other terms and conditions of the cooperative agreement. Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement.

For additional information regarding the cooperative agreement and the RD&D program, see “Items 1 and 2.  Business and Properties – The American Centrifuge Plant.”  USEC, or its subsidiaries is a party to a number of other agreements or arrangements with the U.S. government, as described in “Items 1 and 2. Business and Properties.”

Amendment to Credit Facility

On March 14, 2013, USEC and its wholly owned subsidiary, United States Enrichment Corporation, entered into a Consent, Waiver and Third Amendment to the Fourth Amended and Restated Revolving Credit Agreement (the “Amendment”) with the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent.  The Amendment amends the Fourth Amended and Restated Revolving Credit Agreement dated as of March 13, 2012 by and among USEC, United States Enrichment Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the revolving joint book managers, revolving joint lead arrangers and other agents parties thereto, as amended (the “Credit Agreement”).  The credit facility was scheduled to mature on May 31, 2013 and the Amendment extends the maturity to September 30, 2013.  The amendment also reduces the aggregate lender commitments to $110.0 million (including letters of credit of up to $50.0 million or $25.0 million upon cessation of enrichment at the Paducah GDP). The term loan under the credit facility was repaid in connection with the amendment.

The Amendment requires cash collateralization of letters of credit issued by the bank.

The credit facility imposes limitations and restrictions on our ability to invest in the American Centrifuge project. The Amendment modified these restrictions to permit funding by DOE of $44.4 million by transferring the SWU component of LEU and to permit us to spend up to $20 million on the RD&D program for which DOE has not yet obligated funds to provide additional flexibility in the event of delays in funding.  Under the amended credit facility, we can invest our 20% share of the costs under the RD&D program (up to $75 million). However, (i) the amount of expenditures reimbursable to us under the RD&D program that have not yet been reimbursed may not exceed $50 million and (ii) the amount of expenditures reimbursable to us under the RD&D program for which DOE has not yet obligated funds may not exceed $20 million. Aggregate American Centrifuge project expenditures from and after June 1, 2012 may not exceed $375 million and the aggregate amount of American Centrifuge project expenditures from and after June 1, 2012 for which we are not entitled to reimbursement under the RD&D program may not exceed the lesser of $75 million or 20% of the costs under the RD&D program, subject to the following exceptions:

•	If we demobilize the American Centrifuge project, we may pay the costs and expenses of such demobilization in accordance with a plan previously submitted to the agent for the lenders.

•
If, as part of DOE’s exercise of remedies under the RD&D program, we are required to transfer the American Centrifuge project or the RD&D program assets, in whole or in part, to DOE or its designee, we may spend as needed to maintain compliance with legal and regulatory requirements, but may not spend more than $5 million of proceeds of the revolving loans on such expenses.

•	We may not spend any proceeds of revolving loans on American Centrifuge expenses if a default or event of default has occurred.

•	From the date of the amendment, we may spend up to $750,000 on costs that are not allowable costs under the RD&D Program.

The credit facility contains various reserve provisions that reduce available borrowings under the facility periodically including a permanent availability block.  The availability block was decreased as part of the Amendment from $45.0 million to $30.0 million.

The Amendment also modified the collateral coverage ratio.  The amended credit facility includes a requirement that we maintain a ratio of 2.0:1.0 of certain eligible collateral (less reserves) to the amount of the credit facility (the “collateral coverage ratio”).  At our election, for any given monthly compliance period under the credit facility, cash that is held in an account with the administrative agent may be included in the calculation of eligible collateral for purposes of meeting the collateral coverage ratio. Cash that is included at our election is then restricted and may not be withdrawn by us until the next monthly compliance certificate is submitted unless certain conditions for an earlier reduction are met.

The Amendment also permitted the sale of USEC’s subsidiary NAC International, Inc. and required that the net proceeds of such sale be used to prepay any outstanding amounts under the revolving credit agreement.

Certain of the lenders (including JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC), as well as certain of their respective affiliates, have performed, or may in the future perform, for the Company and its subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, customary fees and expenses.

For additional information regarding the credit facility, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure and Financial Resources.”

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included in Part I of this annual report.  Additional information concerning directors, executive officers and corporate governance is incorporated herein by reference to the definitive proxy statement for the 2013 annual meeting of shareholders to be filed subsequent to the date hereof.

Item 11.  Executive Compensation

Information concerning management compensation is incorporated herein by reference to the definitive proxy statement for the 2013 annual meeting of shareholders to be filed subsequent to the date hereof.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the definitive proxy statement for the 2013 annual meeting of shareholders to be filed subsequent to the date hereof.

The following table gives information about the Company’s common stock that may be issued under the USEC Inc. 2009 Equity Incentive Plan as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,778,108	$4.95	2,829,800	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	2,778,108		2,829,800

(1)
Includes approximately 2,829,800 shares with respect to which awards are available for issuance under the USEC Inc. 2009 Equity Incentive Plan (net of awards which terminate or are cancelled without being exercised or that are settled for cash).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference to the definitive proxy statement for the 2013 annual meeting of shareholders to be filed subsequent to the date hereof.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated herein by reference to the definitive proxy statement for the 2013 annual meeting of shareholders to be filed subsequent to the date hereof.

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

March 18, 2013                                                                  /s/ John K. Welch
John K. Welch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John K. Welch John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2013
/s/ John C. Barpoulis John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2013
/s/ J. Tracy Mey J. Tracy Mey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 18, 2013
/s/ James R. Mellor James R. Mellor	Chairman of the Board and Director	March 18, 2013
/s/ Sigmund L. Cornelius Sigmund L. Cornelius	Director	March 18, 2013
/s/ Joseph T. Doyle Joseph T. Doyle	Director	March 18, 2013
/s/ George Dudich George Dudich	Director	March 18, 2013
/s/ H. William Habermeyer H. William Habermeyer	Director	March 18, 2013
/s/ William J. Madia William J. Madia	Director	March 18, 2013
/s/ W. Henson Moore W. Henson Moore	Director	March 18, 2013

/s/ Hiroshi Sakamoto Hiroshi Sakamoto	Director	March 18, 2013
/s/ Walter E. Skowronski Walter E. Skowronski	Director	March 18, 2013
/s/ M. Richard Smith M. Richard Smith	Director	March 18, 2013

USEC Inc.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of USEC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows, and consolidated statements of stockholders' equity (deficit) present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported net losses and a stockholders' deficit at December 31, 2012, and is engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 18, 2013

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)
	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$292.9	$37.6
Accounts receivable, net	134.8	162.0
Inventories:
Separative work units	880.9	1,048.6
Uranium	703.7	690.0
Materials and supplies	8.6	13.4
Total Inventories	1,593.2	1,752.0
Deferred costs associated with deferred revenue	116.8	175.5
Other current assets	19.2	64.8
Total Current Assets	2,156.9	2,191.9
Property, Plant and Equipment, net	51.0	1,187.1
Other Long-Term Assets
Deposit for surety bonds	22.3	151.3
Goodwill	6.8	6.8
Other assets	29.4	12.2
Total Other Long-Term Assets	58.5	170.3
Total Assets	$2,266.4	$3,549.3
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$145.8	$120.1
Payables under Russian Contract	209.8	206.9
Inventories owed to customers and suppliers	950.0	870.1
Deferred revenue and advances from customers	125.5	205.2
Credit facility term loan	83.2	85.0
Convertible preferred stock and accrued dividends payable-in-kind,
85,900 shares issued	100.5	88.6
Total Current Liabilities	1,614.8	1,575.9
Long-Term Debt	530.0	530.0
Other Long-Term Liabilities
Depleted uranium disposition	0.2	145.2
Postretirement health and life benefit obligations	207.2	207.8
Pension benefit liabilities	321.7	258.3
Other liabilities	65.4	79.7
Total Other Long-Term Liabilities	594.5	691.0
Commitments and Contingencies (Note 18)
Stockholders’ Equity (Deficit)
Preferred stock, par value $1.00 per share, 25,000,000 shares
authorized, no shares recorded as stockholders’ equity	-	-
Common stock, par value $.10 per share, 250,000,000 shares
authorized, 130,273,000 shares issued	13.0	13.0
Excess of capital over par value	1,200.8	1,212.5
Retained earnings (deficit)	(1,361.8)	(161.2)
Treasury stock, 5,071,000 and 7,082,000 shares	(33.0)	(49.4)
Accumulated other comprehensive loss, net of tax	(291.9)	(262.5)
Total Stockholders’ Equity (Deficit)	(472.9)	752.4
Total Liabilities and Stockholders’ Equity (Deficit)	$2,266.4	$3,549.3

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions, except per share data)
	Years Ended December 31,
	2012	2011	2010
Revenue:
Separative work units	$1,821.8	$1,330.9	$1,521.4
Uranium	26.0	131.8	236.1
Contract services	70.3	209.1	277.9
Total Revenue	1,918.1	1,671.8	2,035.4
Cost of sales:
Separative work units and uranium	1,718.5	1,391.1	1,623.2
Contract services	61.6	196.5	253.8
Total Cost of Sales	1,780.1	1,587.6	1,877.0
Gross profit	138.0	84.2	158.4
Advanced technology costs	1,314.0	273.2	110.2
Selling, general and administrative	56.1	62.1	58.9
Special charge for workforce reductions and advisory costs	12.3	-	-
Other (income)	(92.1)	(3.7)	(44.4)
Operating income (loss)	(1,152.3)	(247.4)	33.7
Preferred stock issuance costs	-	-	6.6
Interest expense	50.4	11.6	0.6
Interest (income)	(1.9)	(0.5)	(0.4)
Income (loss) before income taxes	(1,200.8)	(258.5)	26.9
Provision (benefit) for income taxes	(0.2)	232.6	19.4
Net income (loss)	$(1,200.6)	$(491.1)	$7.5
Net income (loss) per share – basic	$(9.84)	$(4.07)	$.07
Net income (loss) per share – diluted	$(9.84)	$(4.07)	$.05
Weighted average number of shares outstanding:
Basic	122.0	120.8	112.8
Diluted	122.0	120.8	166.6

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)

	Years Ended December 31,
	2012	2011	2010

Net income (loss)	$(1,200.6)	$(491.1)	$7.5
Other comprehensive income (loss), pre-tax:
Valuation gain (loss) for pension and postretirement health and life benefit plans (Note 12)	(55.1)	(136.2)	33.5
Amortization of actuarial losses (Note 12)	24.2	16.2	18.7
Amortization of prior service costs (credits) (Note 12)	1.5	1.6	(6.3)
Other comprehensive income (loss), pre-tax	(29.4)	(118.4)	45.9
Tax effects of components of other comprehensive income (loss):
Valuation gain (loss) for pension and postretirement health and life benefit plans – tax (expense) benefit	-	-	(18.8)
Amortization of actuarial losses – tax (expense) benefit	-	-	(6.9)
Amortization of prior service costs (credits) – tax (expense) benefit	-	-	3.1
Income tax (expense) benefit related to items of other comprehensive income (loss)	-	-	(22.6)
Other comprehensive income (loss), net of tax	(29.4)	(118.4)	23.3
Comprehensive income (loss)	$(1,230.0)	$(609.5)	$30.8

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(1,200.6)	$(491.1)	$7.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37.5	50.1	43.3
Transfers and retirements of property, plant and equipment	47.4	-	-
Expense of American Centrifuge capital assets	1,092.3	146.6	-
Deferred income taxes	-	252.0	44.3
Other non-cash income on release of disposal obligation	(92.1)	(0.6)	(44.4)
Preferred stock issuance costs and capitalized dividends paid-
or payable-in-kind	11.9	10.4	8.5
Gain on extinguishment of convertible senior notes	-	(3.1)	-
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	1.4	146.6	(117.2)
Inventories, net – (increase) decrease	238.7	(75.2)	25.1
Payables under Russian Contract – increase	2.9	5.7	66.4
Deferred revenue, net of deferred costs – increase (decrease)	90.3	5.2	(10.6)
Accrued depleted uranium disposition – increase (decrease)	(145.0)	19.8	(30.2)
Accounts payable and other liabilities – increase (decrease)	27.2	(10.6)	23.5
Other, net	31.0	0.5	6.3
Net Cash Provided by Operating Activities	142.9	56.3	22.5

Cash Flows Provided by (Used in) Investing Activities
Capital expenditures	(4.3)	(152.8)	(162.2)
Deposits for surety bonds, net (increase) decrease	129.1	(10.4)	17.6
Net Cash Provided by (Used in) Investing Activities	124.8	(163.2)	(144.6)

Cash Flows Provided by (Used in) Financing Activities
Borrowings under credit facility	123.6	80.9	38.7
Repayments under credit facility	(123.6)	(80.9)	(38.7)
Proceeds from (repayment of) credit facility term loan	(1.8)	-	85.0
Proceeds from issuance of convertible preferred stock and warrants	-	-	75.0
Payments for deferred financing costs and preferred stock issuance costs	(10.1)	(5.0)	(16.4)
Common stock issued (purchased), net	(0.5)	(1.5)	(1.8)
Net Cash Provided by (Used in) Financing Activities	(12.4)	(6.5)	141.8
Net Increase (Decrease)	255.3	(113.4)	19.7
Cash and Cash Equivalents at Beginning of Period	37.6	151.0	131.3
Cash and Cash Equivalents at End of Period	$292.9	$37.6	$151.0

Supplemental Cash Flow Information
Interest paid, net of capitalized interest	$27.5	$4.5	$-
Income taxes paid, net of refunds	-	-	3.2

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	12.3	1,179.6	322.4	(71.3)	(167.4)	1,275.6

Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax	-	-	-	-	23.3	23.3
Restricted and other common stock issued, net of amortization	-	(6.8)	-	14.2	-	7.4
Net income	-	-	7.5	-	-	7.5
Balance at December 31, 2010	12.3	1,172.8	329.9	(57.1)	(144.1)	1,313.8

Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax	-	-	-	-	(118.4)	(118.4)
Common stock issued in exchange for convertible senior notes	0.7	40.5	-	-	-	41.2
Restricted and other common stock issued, net of amortization	-	(0.8)	-	7.7	-	6.9
Net (loss)	-	-	(491.1)	-	-	(491.1)
Balance at December 31, 2011	13.0	1,212.5	(161.2)	(49.4)	(262.5)	752.4

Valuation revisions and amortization of actuarial losses and prior service costs (credits), net of income tax	-	-	-	-	(29.4)	(29.4)
Restricted and other common stock issued, net of amortization	-	(11.7)	-	16.4	-	4.7
Net (loss)	-	-	(1,200.6)	-	-	(1,200.6)
Balance at December 31, 2012	$13.0	$1,200.8	$(1,361.8)	$(33.0)	$(291.9)	$(472.9)

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

USEC has historically produced or acquired LEU from two principal sources. USEC has produced about half of its supply of LEU at the Paducah GDP in Paducah, Kentucky, and USEC has acquired the other portion under a contract with Russia (the “Russian Contract”) under the 20-year Megatons to Megawatts program. Under the Russian Contract, USEC purchases the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. The current arrangement under which USEC is continuing enrichment at the Paducah GDP expires in 2013 and USEC expects to complete its purchases under the Russian Contract in 2013.  Commencing in 2013, USEC will continue to acquire Russian LEU under the terms of a new 10-year commercial agreement with Russia (the “Russian Supply Agreement”).  Purchase quantities under the Russian Supply Agreement will be about half the level under the Megatons to Megawatts program unless the parties exercise a mutual option to increase such purchases.  Additional details are provided in Note 18 under “Purchase of Separative Work Units from Russia.”

In addition, USEC performs contract services through its subsidiary NAC International Inc. (“NAC”) and for the U.S. Department of Energy (“DOE”) and DOE contractors at the Paducah gaseous diffusion plant (“GDP”) in Paducah, Kentucky and the site of the former Portsmouth GDP in Piketon, Ohio. On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation. Refer to Note 20 for details.

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

Liquidity Risks and Uncertainties

USEC’s accompanying consolidated financial statements have been prepared assuming that USEC will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the 12- month period following the date of these consolidated financial statements.

USEC reported a net loss of $1.2 billion in the year ended December 31, 2012 and a net loss of $491.1 million in the year ended December 31, 2011.  These net losses were primarily the result of expenses related to the development of the American Centrifuge project, including the expense of previously capitalized amounts during both periods and related tax valuation allowances.  USEC’s cash from operating activities was $142.9 million for the year ended December 31, 2012.  USEC expects that its cash balance, internally generated cash from its LEU operations and services provided by its contract services segment, and available borrowings under its revolving credit facility will provide sufficient cash to meet its obligations as they become due for at least 12 months from the date of the accompanying financial statements, assuming the renewal or replacement of its revolving credit facility past September 2013.  On March 14, 2013, USEC amended its credit facility, among other things, to extend the expiration date of the credit facility from May 31, 2013 to September 30, 2013. USEC repaid its existing term loan in connection with the amendment. USEC’s credit facility is available to finance working capital needs and general corporate purposes. USEC believes it is reasonable to expect an extension or replacement for the facility by September 2013.  USEC’s credit facility needs at that time will depend on USEC’s working capital needs, which in part depend on the timing of USEC’s transition of enrichment at the Paducah gaseous diffusion plant, and USEC may need a substantially smaller credit facility in the future.  USEC’s credit facility would also likely be replaced as part of any potential restructuring (discussed below).  In addition, if USEC were unable to renew or replace its credit facility beyond September 2013, USEC would seek to work with customers to effect further order movements to provide sufficient liquidity and working capital.

Although USEC expects to have adequate liquidity to meet its obligations during 2013, in light of the significant transition of USEC’s business and the uncertainties and challenges facing USEC and in order to improve USEC’s credit profile and its ability to successfully finance and deploy the American Centrifuge project and to maximize USEC’s participation in such project, USEC is engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet.  USEC continues to believe that the deployment of the American Centrifuge project represents USEC’s clearest path to a long-term, direct source of domestic enrichment production, and therefore the long-term viability of USEC’s LEU business and USEC believes that a restructuring could improve the likelihood of success in the deployment of the American Centrifuge project.  Although USEC has no assurance regarding its ability to pursue or complete a restructuring, a restructuring could result in significant changes to the Company’s capital structure and adjustments to its balance sheet, including the creation of a new entity for accounting purposes, which would have a material impact on USEC’s financial statements, including the going concern assumption on which they have been prepared.

In addition, on May 8, 2012, USEC received a notice from the New York Stock Exchange (“NYSE”) that the average closing price of its common stock was below the NYSE’s continued listing criteria relating to minimum share price.  A delisting of USEC’s common stock by the NYSE and the failure of its common stock to be listed on another national exchange could cause significant adverse consequences.  A fundamental change is triggered under the terms of USEC’s convertible notes if USEC’s shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash.  The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is also an event of default under USEC’s credit facility.  USEC intends to seek shareholder approval for a reverse stock split at its next annual meeting of stockholders to seek to regain compliance with the minimum share price condition.  As long as USEC’s stockholders’ equity remains less than $50 million, the NYSE could also take actions to delist USEC’s common stock if USEC’s average market capitalization is less than $50 million over a 30 trading-day period.  If USEC were to fall below this continued listing requirement, USEC would seek to submit a plan to return to compliance, subject to the NYSE’s acceptance of such plan and acceptable progress in regaining compliance. See Note 18, “NYSE Listing Notice” for additional information.

USEC plans to engage in further discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of its de-lease of the Portsmouth gaseous diffusion plant and related transition of employees on its defined benefit plan funding obligations. USEC could also face a liability related to a future decision to discontinue activities at the Paducah gaseous diffusion plant.  See note 18, “Potential ERISA Section 4062(e) Liability” for additional information.

USEC could also demobilize the American Centrifuge project if additional funding for the research, development and demonstration (“RD&D”) program is not obtained or if it determines that there is no longer a viable path to commercialization of the American Centrifuge Plant (“ACP”) or could also take actions to restructure the project that could result in changes in its anticipated ownership of or role in the project.  See Note 18, “American Centrifuge Plant” for additional information.

The above noted actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to its actions or based on their view of its financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on USEC’s liquidity.

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

Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published price indicators at the balance sheet date. SWU and uranium inventory costs are determined using the monthly moving average cost method.

SWU costs are based on production costs and Russian purchase costs. Production costs at the Paducah GDP consist principally of electric power, labor and benefits, materials, depreciation and amortization and maintenance and repairs. The cost of the SWU component of LEU purchased from Russia is recorded at acquisition cost plus related shipping costs.

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

USEC revised its 2011 consolidated financial statements to correct the presentation of the provision for income taxes. The revision reduced the provision for income taxes, net loss and retained deficit by $49.6 million ($.41 per basic and diluted share) and increased other comprehensive loss and accumulated other comprehensive loss by $49.6 million. The revision had no impact on cash flows, comprehensive loss or total stockholders’ equity. USEC has determined that the revision is not material to the 2011 consolidated financial statements.

Property, Plant and Equipment

Construction work in progress is recorded at acquisition or construction cost. Upon being placed into service, costs are transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commences. Maintenance and repair costs are charged to production costs or cost of sales as incurred.

USEC leases the Paducah GDP located in Paducah, Kentucky and portions of the former Portsmouth GDP located in Piketon, Ohio from DOE. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant. As a result of discussions with DOE and USEC’s belief that it would be difficult to continue enrichment activities at the Paducah GDP through the expiration of the existing lease term, USEC began depreciating leasehold improvements, machinery and equipment at the Paducah GDP on an accelerated straight line basis prospectively starting in the fourth quarter of 2012.  Based on internal analysis that provided management’s view of the most likely scenarios, USEC did not foresee that the lease term would continue beyond 2014 and determined to depreciate its existing assets over this timeframe unless facts and circumstances affecting the expected term of the lease change.

Beginning with the start of the fourth quarter of 2011, all American Centrifuge project costs incurred have been expensed.  Based on USEC’s internal analysis concluded as part of its annual assessment, all previously capitalized costs related to the American Centrifuge project were expensed as of December 31, 2012. Capitalization of expenditures related to the American Centrifuge project has ceased until commercial deployment resumes. Additional details related are provided below in “Advanced Technology Costs.”

Advanced Technology Costs

Historically, costs relating to the American Centrifuge technology were either charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology were charged to expense as incurred and costs relating to the construction and deployment of the ACP were capitalized.

Instead of moving forward with a conditional commitment for a loan guarantee for the American Centrifuge project through the DOE Loan Guarantee Program, in the fall of 2011, DOE proposed a two-year cost share RD&D program for the American Centrifuge project.  As a result of the shift in focus of the American Centrifuge project, beginning in the fourth quarter of 2011, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, beginning with the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Refer to Note 4, “Property, Plant and Equipment” and Note 18, “Commitments and Contingencies” for further details.

Long-Lived Assets

USEC evaluates the carrying value of long-lived assets by performing impairment tests on an annual basis or whenever adverse conditions or changes in circumstances indicate a possible impairment loss. Impairment tests are based on a comparison of estimated undiscounted future cash flows to the carrying values of long-lived assets. If impairment is indicated, the asset carrying value is reduced to fair market value or, if fair market value is not readily available, the asset is reduced to a value determined by applying a discount rate to expected cash flows.

Based on USEC’s internal analysis concluded as part of its annual assessment, all previously capitalized costs related to the American Centrifuge project were expensed as of December 31, 2012. Although USEC continues to make progress in the deployment of the ACP, including the effective execution of the RD&D program during 2012, and is planning to update its DOE loan guarantee application during 2013, the expense of previously capitalized costs is based on USEC’s assessment of its ability to recover the full amount of this prior capital investment.  In light of the significant remaining capital needed to deploy the ACP and USEC’s view of its anticipated cash flow from operations available to finance the ACP given USEC’s other anticipated cash needs during that period, USEC anticipates that its ultimate share of the ownership of the ACP will likely be reduced, which affects its likelihood of recovering this past investment.  USEC is also currently developing a revised cost estimate and schedule for the project and several factors are putting pressure on the economics of the ACP, including delays in deployment and related carrying costs and other cost pressures as well as uncertainty regarding financing. This expense of previously capitalized costs does not affect any future capital investment in the ACP. USEC would anticipate that capitalization of amounts related to the ACP would resume if and when commercial plant deployment resumes.

Goodwill

USEC’s long-term assets include goodwill resulting from USEC’s acquisition of NAC in 2004. USEC evaluates the carrying value of goodwill by performing an impairment test on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The goodwill testing utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. However, if the carrying value is greater than the fair value, the second step is performed. An impairment charge would be recognized for the amount that the carrying value of the goodwill exceeds its fair value. In an impairment test, the fair value of the reporting unit is estimated using the net present value of projected future cash flows. In lieu of this method of estimating the fair value, USEC determined that there was no impairment as of December 31, 2012 based on indications of interest it had received from independent parties to purchase NAC for prices higher than the carrying value. In January 2013, USEC determined that it would seek to sell NAC and, on March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation. Refer to Note 20 for details.

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

Pursuant to accounting standards, USEC’s convertible preferred stock was initially recorded at fair value on a recurring basis. The preferred stock is classified as a liability since it is convertible for a variable number of shares of common stock based on a fixed monetary value known at the issuance date. Since the preferred stock is classified as a liability, the proceeds were first allocated to the liability instrument's full fair value, and no residual proceeds remained to be assigned to the warrants. Upfront costs and fees related to the investment were expensed in 2010 and classified as preferred stock issuance costs. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and was initially recorded at fair value. Dividends paid-in-kind either issued or payable are classified as interest.

As of December 31, 2012, the convertible preferred stock can be converted at the holder’s option and is classified as a current liability at the redemption value. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of USEC’s credit facility.

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

USEC also leases facilities in Piketon, Ohio from DOE for the ACP. Pursuant to contract, DOE has obtained title to certain equipment used in the RD&D program. Other than equipment transferred to DOE (collectively “DOE Transferred Property”), USEC owns all capital improvements and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. At the conclusion of the lease, USEC is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). In the event USEC returns the facilities in Piketon Ohio prior to completing installation of 1 million SWU of capacity, DOE retains title to and responsibility for disposition of the DOE Transferred Property.

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

Environmental Compliance Costs

Environmental compliance costs relating to operations are accrued and charged to inventory costs as incurred. Estimated environmental compliance costs are accrued where environmental assessments indicate that storage, treatment or disposal of wastes is probable and costs can be reasonably estimated. Liabilities for waste are based on current-dollar cost estimates and are not discounted.

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

Contract Services Revenue

USEC performs services and earns revenue from contract work through its subsidiary NAC (prior to its sale effective March 15, 2013) and from limited contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site. Revenue from NAC sales related to fixed-price contracts is recognized as services are provided based on milestones or events defined in the work scope. Revenue is recorded on time-and-materials contracts as the work is performed based on agreed-upon hourly rates and allowable costs. U.S. government contract revenue includes billings for fees and reimbursements for allowable costs that are determined in accordance with the terms of the underlying contracts. Revenue is recognized as work is performed and as fees are earned. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs determined in accordance with government cost accounting standards. Amounts representing contract change orders or final billing rates based on incurred costs are accrued and included in revenue when they can be reliably estimated and realization is probable. Allowable costs are subject to audit by the Defense Contract Audit Agency (“DCAA”), or such other entity that DOE authorizes to conduct the audit. The final settlement of amounts submitted by USEC for reimbursement is subject to acceptance by DOE. Revenue resulting from final billing rates is recognized upon completion of the government audits and notice by DOE authorizing final billing. DOE historically has not approved USEC’s provisional billing rates and has not completed audits of USEC’s incurred cost submissions and authorized final payments in a timely manner. Additional details are provided in Note 5. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been audited, uncertainty exists and USEC has not yet recognized this additional revenue.

DOE funded a portion of the now-completed work at Portsmouth through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold. USEC completed six competitive sales of uranium between the fourth quarter of 2009 and the first quarter of 2011. USEC’s receipt of the uranium was not considered a purchase by USEC and no revenue or cost of sales was recorded upon its sale. This is because USEC had no significant risks or rewards of ownership and no potential profit or loss related to the uranium sale. The value of the contract work is based on the cash proceeds from the uranium sales less USEC’s selling and handling costs. The net cash proceeds from the uranium sales were recorded as advances from customers and are to be applied, at the direction of DOE, (a) as revenue is recognized in USEC’s contract services segment as services are provided or (b) to existing receivables balances due from DOE in USEC’s contract services segment. As of December 31, 2012, the remaining balance of $20.5 million is included in other long-term liabilities pending resolution of long-term receivables from DOE described in Note 5.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts presented and disclosed in the consolidated financial statements. Significant estimates and judgments include, but are not limited to, pension and postretirement health and life benefit costs and obligations, accounting treatment for expenditures on the American Centrifuge project, plant lease turnover costs, the tax bases of assets and liabilities, the future recoverability of deferred tax assets, and determination of the valuation allowance for deferred tax assets. Actual results may differ from such estimates, and estimates may change if the underlying conditions or assumptions change.

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

In June and December 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance requires companies to present the components of net income and other comprehensive income either in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011 and are applied retrospectively for all periods presented. The implementation of the new guidance in USEC’s financial statements beginning in the first quarter of 2012 did not have an effect on USEC’s results of operations, cash flows or financial position.

In September 2011, the FASB amended its guidance on testing goodwill for impairment. Under the revised guidance, companies testing goodwill for impairment have the option of first performing a qualitative assessment to determine whether further quantitative assessments are warranted. In assessing qualitative factors, companies are to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test prescribed in the existing guidance. The provisions of this new guidance are effective for fiscal years and interim periods beginning after December 15, 2011.  USEC’s adoption of the new guidance did not have a material effect on its results of operations, cash flows or financial position. USEC’s goodwill resulted from the acquisition of NAC in 2004. As of December 31, 2012, USEC determined that there was no impairment based on indications of interest it had received from independent parties to purchase NAC for prices higher than the carrying value. In January 2013, USEC determined that it would seek to sell NAC and on March 15, 2013, USEC sold NAC as detailed in Note 20.

2.  ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS
	December 31,
	2012	2011
	(millions)
Accounts receivable:
Utility customers	$118.3	$124.2
Contract services, primarily Department of Energy:
Billed revenue	10.5	18.8
Unbilled revenue	6.0	19.0
	16.5	37.8
	$134.8	$162.0

Other current assets:
Prepayments to American Centrifuge suppliers	$-	$21.1
Prepaid taxes, power purchases and insurance	4.0	29.4
Deferred financing costs for credit facility	3.0	2.4
Other	12.2	11.9
	$19.2	$64.8

Billings for contract services related to DOE are generally invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred, prior to incurred cost audit and notice by DOE authorizing final billing, and provisional billing rate invoiced amounts.

Current accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $2.1 million at December 31, 2012 and $13.7 million at December 31, 2011. Certain receivables from DOE of $25.8 million, net of valuation allowances, were reclassified from current assets to other long-term assets in 2012 based on the extended timeframe expected to resolve claims for payment filed by USEC under the Contract Disputes Act. Additional details are provided in Note 5.

Unbilled revenue of $4.4 million as of December 31, 2012 represents the balance of DOE’s pro-rata share of funding for American Centrifuge expenditures in 2012. Additional details are provided in Note 18 under “American Centrifuge Plant – Project Funding.”

As of December 31, 2012, prepayments to American Centrifuge suppliers of $9.9 million were charged to expense. Additional details are provided in Note 4.

3. INVENTORIES

Components of inventories follow (in millions):

	December 31, 2012			December 31, 2011
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net

Separative work units	$880.9	$382.7	$498.2	$1,048.6	$334.7	$713.9
Uranium	703.7	567.3	136.4	690.0	535.4	154.6
Materials and supplies	8.6	-	8.6	13.4	-	13.4
	$1,593.2	$950.0	$643.2	$1,752.0	$870.1	$881.9

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

The decrease in net inventories in 2012 reflects the high volume of SWU sales during 2012, including orders that USEC and customers have advanced from 2013.  The advancement of orders may increase SWU and uranium inventories owed to fabricators to the extent that fabricators do not accelerate their bulk delivery orders from USEC to a corresponding degree, thereby using their other inventories to satisfy USEC’s customer order obligations until future bulk deliveries of LEU from USEC to the fabricators are made. On March 13, 2012, USEC entered into an agreement with DOE pursuant to which DOE acquired U.S. origin LEU from USEC in exchange for the transfer of quantities of USEC’s depleted uranium tails to DOE. This transaction also had the effect of reducing inventory levels as of December 31, 2012. In March 2013, DOE provided funding for the RD&D program by returning the LEU to USEC.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated values of approximately $1.9 billion at December 31, 2012, and $2.9 billion at December 31, 2011, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 26% decline in quantities and a 14% decline in the uranium spot price indicator. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

4. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2009	Capital Expenditures (Depreciation)	Transfers and Retirements	December 31, 2010	Capital Expenditures (Depreciation)	Transfers and Retirements	December 31, 2011
Construction work in progress	$991.4	$149.4	$(14.5)	$1,126.3	$135.9	$(151.0)	$1,111.2
Leasehold improvements	182.6	-	4.7	187.3	-	(4.4)	182.9
Machinery and equipment	260.1	3.0	6.0	269.1	-	(17.9)	251.2
	1,434.1	152.4	(3.8)	1,582.7	135.9	(173.3)	1,545.3
Accumulated depreciation and amortization	(319.0)	(36.1)	3.8	(351.3)	(42.7)	35.8	(358.2)
	$1,115.1	$116.3	$-	$1,231.4	$93.2	$(137.5)	$1,187.1

	December 31, 2011	Capital Expenditures (Depreciation)	Transfers and Retirements	December 31, 2012
Construction work in progress	$1,111.2	$13.6	$(1,122.1)	$2.7
Leasehold improvements	182.9	-	0.8	183.7
Machinery and equipment	251.2	0.3	(69.8)	181.7
	1,545.3	13.9	(1,191.1)	368.1
Accumulated depreciation and amortization	(358.2)	(27.0)	68.1	(317.1)
	$1,187.1	$(13.1)	$(1,123.0)	$51.0

Capital expenditures include items in accounts payable and accrued liabilities at December 31, 2012 for which cash is paid in subsequent periods.

American Centrifuge

USEC is working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. In the fall of 2011, instead of moving forward with a conditional commitment for a loan guarantee for the American Centrifuge project through the DOE Loan Guarantee Program, DOE proposed a two-year cost share RD&D program for the American Centrifuge project. USEC, its subsidiary American Centrifuge Demonstration, LLC (“ACD”) and DOE entered into a cooperative agreement for the RD&D program on June 12, 2012. Additional details are provided in Note 18 under “American Centrifuge Plant – Project Funding.”  Beginning in the fourth quarter of 2011, as a result of the shift in focus of the American Centrifuge project, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, all project costs incurred since the fourth quarter of 2011 have been expensed, including interest expense that previously would have been capitalized.

Based on USEC’s internal analysis concluded as part of its annual assessment, as of December 31, 2012, USEC expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project. This included previously capitalized costs related to property, plant and equipment (including construction work in progress) of $1,075.6 million, prepayments made to suppliers of $9.9 million and deferred financing costs related to the DOE loan guarantee program of $6.7 million that were previously capitalized during the period 2007 through 2011.

Although USEC continues to make progress in the deployment of the ACP, including the effective execution of the RD&D program during 2012, and is planning to update its DOE loan guarantee application during 2013, the expense of previously capitalized costs is based on USEC’s assessment of its ability to recover the full amount of this prior capital investment.  In light of the significant remaining capital needed to deploy the ACP and USEC’s view of its anticipated cash flow from operations available to finance the ACP given its other anticipated cash needs during that period, USEC anticipates that its ultimate share of the ownership of the ACP will likely be reduced, which affects USEC’s likelihood of recovering this past investment.  USEC is also currently developing a revised cost estimate and schedule for the project and several factors are putting pressure on the economics of the ACP, including delays in deployment and related carrying costs and other cost pressures as well as uncertainty regarding financing. This expense of previously capitalized costs does not affect any future capital investment in the ACP. USEC would anticipate that capitalization of amounts related to the ACP would resume if and when commercial plant deployment resumes.

On June 12, 2012, USEC, through its subsidiary ACD, entered into a contract with DOE to transfer to DOE title to the centrifuge machines and equipment produced or acquired under the RD&D program. The transferred property included specified existing machines and equipment having a cost of $44.6 million that were transferred in the second quarter of 2012, and the machines and equipment that are produced or acquired under the cooperative agreement.

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

USEC is preparing for the transition of the Paducah GDP after the end of the one-year term of the depleted uranium enrichment arrangement in May 2013.  USEC is in discussions regarding the potential for continuing enrichment at Paducah for several months following the completion of the current arrangement at the end of May 2013. However, USEC may not be able to reach an agreement for a short term extension or other arrangement. USEC believes it will be difficult to continue commercial enrichment beyond the end of the current arrangement in May 2013 and any short-term follow-on arrangement.  Under the terms of the lease, USEC can terminate the lease prior to June 2016 upon two years’ notice. Also, as USEC’s needs change, USEC can de-lease portions of the property under lease upon 60 days’ notice with DOE’s consent, which cannot be unreasonably withheld.  Once USEC ceases enrichment at the Paducah GDP, for a period of time it will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services.  USEC is currently in discussions with DOE regarding the timing of its de-lease and is seeking to achieve an orderly transition of Paducah and to minimize its transition costs, which could be substantial.

In September 2012, USEC provided DOE with a non-binding notice of potential return of certain leased premises and property at the Paducah GDP. As a result of discussions with DOE and USEC’s belief that it would be difficult to continue enrichment at the Paducah GDP through the expiration of the existing lease term, USEC began depreciating leasehold improvements, machinery and equipment at the Paducah GDP on an accelerated straight line basis prospectively starting in the fourth quarter of 2012.  Based on internal analysis that provided management’s view of the most likely scenarios, USEC did not foresee that the lease term would continue beyond 2014 and determined to depreciate its existing assets over this timeframe unless facts and circumstances affecting the expected term of the lease change.

The shorter expected service life of the Paducah GDP resulted in accelerated charges to expense of $5.6 million in 2012, including $3.5 million of costs that would have previously been capitalized as part of construction work in progress and $2.1 million of accelerated depreciation.  Costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the short expected productive life of the Paducah GDP.

5. OTHER ASSETS

Included in Other Long-Term Assets are the following (in millions):

	December 31,
	2012	2011
	(millions)
DOE receivables, long-term	$25.8	$-
Deferred financing costs, net	3.6	12.2
Other assets	$29.4	$12.2

Long-Term DOE Receivables

As of December 31, 2012, net accounts receivable from DOE of $25.8 million were reclassified from current assets to other long-term assets based on the extended timeframe expected to resolve claims for payment filed by USEC under the Contract Disputes Act (“CDA”). USEC has submitted certified claims under the CDA for breach-of-contract amounts equaling unreimbursed costs. USEC believes DOE has breached its agreement by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, USEC has finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003 through 2011. DCAA historically has not completed their audits of USEC’s Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004, and has since begun audits of the years ended December 31, 2005 and 2006.

Long-term DOE receivables are net of valuation allowances and allowances for doubtful accounts of $12.2 million at December 31, 2012.  Refer to Note 2 for details related to current accounts receivables from DOE.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. Deferred financing costs related to the DOE loan guarantee application were expensed in 2012 as described in Note 4. A summary of deferred financing costs for the years ended December 31, 2012 and 2011 follows (in millions):

	December 31, 2010	Additions	Reductions	December 31, 2011	Additions	Reductions	December 31, 2012
Other current assets:
Bank credit facilities	$7.4	$0.5	$(5.5)	$2.4	$9.2	$(8.6)	$3.0

Deferred financing costs (long-term):
Convertible notes	$8.1	$-	$(2.6)	$5.5	$-	$(1.9)	$3.6
DOE Loan Guarantee application	2.5	4.2	-	6.7	-	(6.7)	-
Deferred financing costs	$10.6	$4.2	$(2.6)	$12.2	$-	$(8.6)	$3.6

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITES

	December 31,
	2012	2011
	(millions)
Trade payables	$21.1	$20.2
Compensation and benefits	41.0	45.2
American Centrifuge accrued liabilities	13.3	11.0
Accrued property and other taxes payable	4.7	10.9
Accrued lease turnover – current	32.2	-
Accrued interest payable on debt	5.3	4.7
Other accrued liabilities	28.2	28.1
	$145.8	$120.1

Accrued liabilities for lease turnover costs related to the Paducah GDP totaled $42.5 million at December 31, 2012, including $32.2 million in accounts payable and accrued liabilities and $10.3 million in other long-term liabilities. At December 31, 2011, other long-term liabilities included $42.6 million of accrued liabilities for lease turnover costs for the Paducah GDP.

7. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	December 31,
	2012	2011
	(millions)
Deferred revenue	$123.1	$181.5
Advances from customers	2.4	23.7
	$125.5	$205.2

Deferred costs associated with deferred revenue	$116.8	$175.5

Advances from customers included $22.3 million as of December 31, 2011 for services to be provided to DOE or to be applied to existing receivables balances due from DOE in USEC’s contract services segment. DOE funded this work through an arrangement whereby DOE transferred uranium to USEC between the fourth quarter of 2009 and the first quarter of 2011, which USEC immediately sold in the market. As of December 31, 2012, the remaining balance of $20.5 million is included in other long-term liabilities pending resolution of long-term receivables from DOE described in Note 5.

8. DEBT

Revolving Credit Facility and Term Loan

On March 13, 2012, USEC amended and restated its $310.0 million credit facility that was scheduled to mature on May 31, 2012. As of December 31, 2012, the amended and restated credit facility totaled $230.0 million included a revolving credit facility of $146.8 million (including up to $75.0 million in letters of credit) and a term loan of $83.2 million. The amended and restated credit facility initially had a total capacity of $235 million, but commencing December 3, 2012, the aggregate revolving commitments and term loan principal are reduced by $5.0 million per month through the maturity of the credit facility.

On March 14, 2013, USEC amended its March 2012 credit facility that was scheduled to mature on May 31, 2013. The amended revolving credit facility totals $110.0 million (including letters of credit of up to $50.0 million or $25.0 million upon cessation of enrichment at the Paducah GDP). The term loan under the credit facility was repaid in connection with the amendment.

Utilization of the credit facilities at December 31, 2012 and December 31, 2011 follows:

	December 31,
	2012	2011
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan due May 31, 2013	83.2	-
Term loan due May 31, 2012	-	85.0
Letters of credit	14.7	19.6
Available credit	87.1	205.4

In 2012, aggregate borrowings and repayments under the revolving credit facility amounted to $123.6 million, and the peak amount outstanding was $96.5 million in the first quarter.

The interest rate on the term loan as of December 31, 2012 was 10.5% (prime plus 7.25%). The interest rate on the term loan was, at USEC’s election, either:

•
the sum of (1) the greater of (a) the JPMorgan Chase Bank prime rate, (b) the federal funds rate plus ½ of 1%, or (c) an adjusted 1-month LIBO Rate (with a floor of 2.0%) plus 1% plus (2) a margin of 7.25%; or

•	the adjusted LIBO Rate (with a floor of 2.0%) plus a margin of 9.0%.

As of December 31, 2012, USEC met all of the reserve provision and collateral requirements of the credit facility and was in compliance with all of the covenants.

The credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. Borrowings under the credit facility are subject to limitations based on established percentages of eligible accounts receivable and USEC-owned inventory pledged as collateral to the lenders. The amended credit facility requires cash collateralization of letters of credit issued by the bank. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit.

The interest rate on outstanding borrowings under the amended revolving credit facility is, at USEC’s election, either:

•
the sum of (1) the greater of (a) the JPMorgan Chase Bank prime rate, (b) the federal funds rate plus ½ of 1%, or (c) an adjusted 1-month LIBO Rate (with a floor of 2.0%) plus 1% plus (2) a margin of 2.75%, or

•	the sum of the adjusted LIBO Rate (with a floor of 2.0%) plus a margin of 4.5%.

For as long as USEC continues enrichment at the Paducah GDP, if USEC’s gross profit for any three consecutive months beginning June 2012 is a loss, then the margin on the revolving loans will increase by 1.5% retroactive to the first day of such three month period, and continuing for the remaining term of the credit facility.

The credit facility is available to finance working capital needs and general corporate purposes.  The credit facility imposes limitations and restrictions on USEC’s ability to invest in the American Centrifuge project. Under the amended credit facility, USEC can invest its 20% share of the costs under the RD&D program (up to $75 million). However, (i) the amount of expenditures reimbursable to USEC under the RD&D program that have not yet been reimbursed may not exceed $50 million and (ii) the amount of expenditures reimbursable to USEC under the RD&D program for which DOE has not yet obligated funds may not exceed $20 million. Aggregate American Centrifuge project expenditures from and after June 1, 2012 may not exceed $375 million and the aggregate amount of American Centrifuge project expenditures from and after June 1, 2012 for which USEC is not entitled to reimbursement under the RD&D program may not exceed the lesser of $75 million or 20% of the costs under the RD&D program, subject to the following exceptions:

•	If USEC demobilizes the American Centrifuge project, USEC may pay the costs and expenses of such demobilization in accordance with a plan previously submitted to the agent for the lenders.

•
If, as part of DOE’s exercise of remedies under the RD&D program, USEC is required to transfer the American Centrifuge project or the RD&D program assets, in whole or in part, to DOE or its designee, USEC may spend as needed to maintain compliance with legal and regulatory requirements, but may not spend more than $5 million of proceeds of the revolving loans on such expenses.

•	USEC may not spend any proceeds of revolving loans on American Centrifuge expenses if a default or event of default has occurred.

•	From March 14, 2013, USEC may spend up to $750,000 on costs that are not allowable costs under the RD&D program.

The revolving credit facility contains various reserve provisions that reduce available borrowings under the facility periodically including a permanent availability block equal to $30.0 million. The other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.

Subject to certain limited exceptions, USEC will be required at all times to prepay all amounts outstanding under the revolving credit agreement with the net proceeds of (1) any sale or transfer of assets, including in the ordinary course, of USEC Inc. and its subsidiaries; (2) the sale or transfer of equity of USEC Inc. or its subsidiaries, including the sale of NAC which is permitted under this amendment; (3) the issuance of indebtedness of USEC Inc. or its subsidiaries; or (4) insurance proceeds from casualty events. In addition, certain proceeds, including from specified debt issuances and asset sales (including certain sales resulting from cessation of production at the Paducah GDP or a demobilization of the American Centrifuge project), will permanently reduce the revolving loan commitments and prepay the term loan. The revolving credit facility must be fully prepaid prior to any redemption of the Company’s Series B-1 preferred stock.

With certain exceptions, all funds of USEC Inc. and its subsidiaries will be subject to full cash dominion, meaning that they will be swept on a daily basis into an account with the administrative agent and will be used to pay outstanding loans before they are available to USEC for use in its operations.

The credit facility includes a requirement that USEC maintain a ratio of 2.0:1.0 of certain eligible collateral (less reserves) to the amount of the credit facility (the “collateral coverage ratio”).  At USEC’s election, for any given monthly compliance period under the credit facility, USEC’s cash that is held in an account with the administrative agent may be included in the calculation of eligible collateral for purposes of meeting the collateral coverage ratio. Cash that is included at USEC’s election is then restricted and may not be withdrawn by USEC until the next monthly compliance certificate is submitted unless certain conditions for an earlier reduction are met. This provides us additional flexibility to protect the collateral coverage ratio from factors outside of USEC’s control that can affect the value of USEC’s eligible collateral from time to time, such as the timing of sales, the market value of inventory and the timing of shipments of low enriched uranium (“LEU”) from Russia.

The credit facility also includes various other customary operating and financial covenants, including restrictions on the incurrence and prepayment of other indebtedness, granting of liens, sales of assets, making of investments, and payment of dividends or other distributions. Failure to satisfy the covenants would constitute an event of default under the credit facility.

Default under, or failure to comply with the Russian Contract, the Russian Supply Agreement, the 2002 DOE-USEC Agreement (other than the milestones related to deployment of the American Centrifuge project), the lease of the GDPs or any other material contract or agreement with DOE, or any exercise by DOE of its rights or remedies under the 2002 DOE-USEC Agreement, would also be considered to be an event of default under the credit facility if it would reasonably be expected to result in a material adverse effect on (1) USEC’s business, assets, operations or condition (taken as a whole); (2) USEC’s ability to perform any of its obligations under the credit facility; (3) the assets pledged as collateral under the credit facility; (4) the rights or remedies under the credit facility of the lenders or J.P. Morgan as administrative agent; or (5) the lien or lien priority with respect to the collateral of J.P. Morgan as administrative agent. Under the credit facility, the orderly shutdown of the Paducah GDP, a demobilization of the American Centrifuge project or the exercise by DOE of certain rights to require USEC to transfer the American Centrifuge project or all or any portion of property related to the American Centrifuge project to DOE or its designee, would not result in a material adverse effect.

In addition, USEC’s inability to maintain the continued listing of its common stock on the New York Stock Exchange or another national exchange could cause an event of default under USEC’s credit facility.  A fundamental change is triggered under the terms of USEC’s convertible notes if USEC’s shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes in full for cash.  The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is an event of default under USEC’s credit facility.

Convertible Senior Notes due 2014

The balance sheet carrying value of USEC’s convertible senior notes was $530.0 million at December 31, 2012 and December 31, 2011. The convertible senior notes, issued in September 2007, bear interest at a rate of 3.0% per annum payable semi-annually in arrears on April 1 and October 1 of each year and are due October 1, 2014. USEC paid underwriting discounts and offering expenses of $14.3 million, and these costs were deferred and are being amortized using the effective interest rate method over the life of the convertible notes.

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

The notes were not eligible for conversion to common stock as of December 31, 2012 and 2011. Holders may convert their notes to common stock at their option on any day prior to the close of business on the scheduled trading day immediately preceding August 1, 2014 only under the following circumstances: (1) during the five business day period after any five consecutive trading day period in which the price per note for each trading day of that measurement period was less than 98% of the product of the last reported sale price of USEC Inc. common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter), if the last reported sale price of USEC Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes will be convertible at the option of the holder, regardless of the foregoing circumstances, at any time from, and including, August 1, 2014 through the scheduled trading day immediately preceding the maturity date of the notes.

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

9. WORKFORCE REDUCTIONS AND ADVISORY COSTS

In early 2012, USEC initiated an internal review of its organizational structure and engaged a management consulting firm to support this review. Costs and related cash expenditures for the management consulting firm and other advisors totaled $8.4 million in 2012.

Actions taken to-date related to USEC’s organizational structure resulted in workforce reductions at the American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at the headquarters operations located in Bethesda, Maryland and at the central services operations located in Piketon, Ohio. The reductions to-date involved approximately 50 employees including two senior corporate officers. Charges and related cash expenditures totaling $3.9 million were incurred in 2012 for one-time termination benefits consisting of severance payments, short-term health care coverage and immediate vesting of restricted stock and stock options for certain employees. Additional actions affecting employees to align the organization with USEC’s evolving business environment are expected.

10. CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

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

At the first closing, Toshiba and B&W purchased 75,000 shares of Series B-1 12.75% convertible preferred stock, and warrants to purchase 6.25 million shares of common stock at an exercise price of $7.50 per share, which will be exercisable in the future. As of December 31, 2012, the convertible preferred stock balance of $100.5 million includes additional shares of convertible preferred stock totaling $25.5 million representing dividends paid-in-kind either issued or payable. The convertible preferred stock balance of $100.5 million equates to 189.6 million shares of common stock based on the arithmetic average of the daily volume-weighted average share price for USEC common stock as of December 31, 2012 for the preceding 20 trading days, or $0.53 per share. The effect of dilutive securities on net income per share is provided in Note 16.

Currently, USEC and the investors (as to such investor’s obligations) have the right to terminate the securities purchase agreement. USEC continues to have discussions with Toshiba and B&W regarding their investment. As of December 31, 2012, the convertible preferred stock can be converted or sold at the holder’s option and is classified as a current liability at the redemption value.

Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of USEC’s common stock outstanding on May 25, 2010 (approximately 22.8 million shares), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law, and if not limited may result in mandatory payment of USEC’s credit facility.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	-	$292.2	-	$292.2	-	$37.4	-	$37.4
Deferred compensation asset (b)	-	2.7	-	2.7	-	2.3	-	2.3

Liabilities:
Deferred compensation obligation (b)	-	2.7	-	2.7	-	2.6	-	2.6

(a)  Cash equivalents consist of funds invested in institutional money market funds. These investments are classified within Level 2 of the valuation hierarchy because unit prices of institutional funds are estimated prices using observable, market-based inputs.
(b)  The deferred compensation obligation represents the balance of deferred compensation plus net investment earnings. The deferred compensation plan is informally funded through a rabbi trust using variable universal life insurance. The cash surrender value of the life insurance policies is designed to track the deemed investments of the plan participants. Investment crediting options consist of institutional and retail investment funds. The deemed investments are classified within Level 2 of the valuation hierarchy because (i) of the indirect method of investing and (ii) unit prices of institutional funds are estimated prices using observable, market-based inputs.

Other Financial Instruments

As of December 31, 2012 and December 31, 2011, the balance sheet carrying amounts for accounts receivable and accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):
	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan, due May 31, 2013	$83.2	$93.5	$-	$-
Credit facility term loan, due May 31, 2012	-	-	85.0	72.8
Convertible preferred stock and accrued dividends payable-in-kind	100.5	100.5	88.6	88.6
3.0% convertible senior notes, due October 1, 2014	530.0	198.2	530.0	246.1

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

12. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 7,100 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 4,000 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998.  Pursuant to the supplemental executive retirement plans (“SERP”) and pension restoration plan, USEC provides executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law. Employees hired on or after September 1, 2008 and who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or the postretirement health and life benefit plan.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):
	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Years Ended December 31,		Years Ended December 31,
Changes in Benefit Obligations:	2012	2011	2012	2011
Obligations at beginning of year	$989.5	$876.8	$252.9	$230.6
Actuarial (gains) losses, net	104.6	93.4	(7.2)	14.7
Service costs	14.6	16.2	3.7	4.3
Interest costs	48.3	50.3	11.1	12.2
Gross benefits paid	(58.0)	(50.4)	(12.3)	(11.5)
Less federal subsidy on benefits paid	-	-	0.6	0.7
Curtailment losses	-	3.2	-	1.9
Obligations at end of year	1,099.0	989.5	248.8	252.9
Changes in Plan Assets:
Fair value of plan assets at beginning of year	727.8	728.5	45.1	51.9
Actual return on plan assets	91.3	34.1	5.8	(1.8)
USEC contributions	13.7	15.6	3.0	6.5
Benefits paid	(58.0)	(50.4)	(12.3)	(11.5)
Fair value of plan assets at end of year	774.8	727.8	41.6	45.1
(Unfunded) status at end of year	(324.2)	(261.7)	(207.2)	(207.8)

Amounts recognized in assets and liabilities:
Current liabilities	$(2.5)	$(3.4)	$-	$-
Noncurrent liabilities	(321.7)	(258.3)	(207.2)	(207.8)
	$(324.2)	$(261.7)	$(207.2)	$(207.8)
Amounts recognized in accumulated other comprehensive income, pre-tax:
Net actuarial loss	$326.0	$280.5	$45.3	$59.9
Prior service cost (credit)	1.7	3.2	-	-
	$327.7	$283.7	$45.3	$59.9

Assumptions used to determine benefit obligations at end of year:
Discount rate	4.07%	4.95%	3.66%	4.46%
Compensation increases	4.00	4.25	4.00	4.25

The discount rates above are the estimated rates at which the benefit obligations could be effectively settled on the measurement date and are based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans.

Assets and benefit obligations of the pension and postretirement health and life benefit plans are measured as of the year-end balance sheet date. The overfunded or underfunded status of the plans are recognized as either assets or liabilities in the balance sheet, and offsetting amounts are recognized in accumulated other comprehensive income (loss), a component of stockholders’ equity. Net actuarial losses and prior service costs and benefits are therefore recognized in the balance sheet, and are deferred and recognized as net periodic benefit costs in the statement of operations over time.

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

Projected benefit obligations are based on actuarial assumptions including future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. The accumulated benefit obligation for all defined benefit pension plans was $1,040.4 million at December 31, 2012 and $933.8 million at December 31, 2011. At December 31, 2012, none of USEC’s plans had fair value of plan assets in excess of accumulated benefit obligations.

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

Prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing pension costs related to USEC’s former Portsmouth employees are charged to the LEU segment rather than the contract services segment based on USEC’s continuing enrichment operations that support its active and retired employees. These net benefit costs totaled $13.2 million for 2012 and are directly charged to cost of sales rather than production.

The transition of Portsmouth site contract services workers from USEC to DOE’s decontamination and decommissioning (“D&D”) contractor began in the first quarter of 2011 and was completed on September 30, 2011. The elimination of expected years of future service for certain employees at the Portsmouth site in the actuarial calculation resulted in a curtailment loss of $3.2 million for the defined benefit pension plan in the first quarter of 2011. A curtailment loss of $1.9 million for the postretirement health and life benefit plans was recognized in the second quarter of 2011 based on greater clarity of employee decisions regarding the plan offered by the D&D contractor and further refinement of actuarial assumptions. Similarly, a curtailment loss of $0.4 million was recognized in 2010 related to unamortized prior service costs since it was known that a substantial number of employees would be leaving USEC as a result of the transition. The curtailment losses were included in cost of sales for the contract services segment.

Components of Net Periodic Benefit Costs and Other Amounts Recognized in Other Comprehensive Income (Loss)

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
(in millions)	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Costs
Service costs	$14.6	$16.2	$19.3	$3.7	$4.3	$5.0
Interest costs	48.3	50.3	48.9	11.1	12.2	11.9
Expected return on plan assets (gains)	(52.0)	(54.0)	(48.7)	(2.9)	(3.7)	(3.6)
Amortization of prior service costs (credits)	1.5	1.7	1.8	-	-	(8.5)
Amortization of actuarial (gains) losses, net	19.7	9.4	16.0	4.5	2.6	2.7
Curtailment losses	-	3.2	0.4	-	1.9	-
Net periodic benefit costs	$32.1	$26.8	$37.7	$16.4	$17.3	$7.5

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net valuation (gain) loss	$65.2	$115.4	$(36.7)	$(10.1)	$20.8	$3.2
Amortization of actuarial (gains) losses, net	(19.7)	(11.6)	(16.0)	(4.5)	(4.6)	(2.7)
Amortization of prior service costs (credits)	(1.5)	(1.6)	(2.2)	-	-	8.5
Total (gain) loss recognized in other comprehensive income (loss), pre-tax	$44.0	$102.2	$(54.9)	$(14.6)	$16.2	$9.0
Total (gain) loss recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$76.1	$129.0	$(17.2)	$1.8	$33.5	$16.5

Assumptions used to determine net periodic benefit costs:
Discount rate	4.95%	5.77%	5.84%	4.46%	5.32%	5.44%
Expected return on plan assets	7.25	7.50	7.50	7.25	7.50	7.50
Compensation increases	4.25	4.25	4.25	4.25	4.25	4.25

The estimated actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension benefit cost during 2013 are $24.4 million and $0.7 million, respectively. The estimated actuarial net loss for the postretirement health and life benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 is $2.7 million.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2012	2011
Healthcare cost trend rate for the following year	7.50%	8.00%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2018	2018

A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$7.3	$(6.9)
Net periodic benefit costs	$0.8	$(0.7)

Benefit Plan Assets

Independent advisors manage investment assets of USEC’s defined benefit pension plans and postretirement health and life benefit plans. USEC has the fiduciary responsibility for reviewing performance of the various investment advisors. The investment policy of the plans is to maximize portfolio returns within reasonable and prudent levels of risk in order to meet projected liabilities and maintain sufficient cash to make timely payments of all participant benefits. Risk is reduced by diversifying plan assets in a broad mix of asset classes and by following a strategic asset allocation approach. Asset classes and target weights are adjusted periodically to optimize the long-term portfolio risk/return tradeoff, to provide liquidity for benefit payments, and to align portfolio risk with the underlying obligations. The investment policy of the plans prohibits the use of leverage, direct investments in tangible assets, or any investment prohibited by applicable laws or regulations.

The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:
	Percentage of Plan Assets		Target Allocation
	December 31,		Range
	2012	2011	2013
Defined Benefit Pension Plans:
Equity securities	52%	50%	40 -	- 60%
Debt securities	48	50	40 -	- 60
	100%	100%
Postretirement Health and Life Benefit Plans:
Equity securities	65%	69%	55 -	- 75%
Debt securities	35	31	25 -	45
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2012 and December 31, 2011 categorized by the fair value hierarchy levels described in Note 11 (in millions):

	Defined Benefit Pension Plans
	Level 1		Level 2		Level 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
U.S. government securities	$-	$-	$89.8	$70.1	$-	$-	$89.8	$70.1
Collective trust – money market funds	-	-	16.5	21.4	-	-	16.5	21.4
Collective trust – bond funds	-	-	47.7	41.5	-	-	47.7	41.5
Collective trust – equity funds	-	-	397.4	362.9	-	-	397.4	362.9
Preferred equity	-	0.3	-	-	-	-	-	0.3
Corporate debt	-	-	211.1	218.1	0.6	0.9	211.7	219.0
Municipal bonds	-	-	7.8	7.2	-	-	7.8	7.2
Mortgage and asset backed securities	-	-	0.2	0.8	-	-	0.2	0.8
Fair value of investments by hierarchy level	$-	$0.3	$770.5	$722.0	$0.6	$0.9	$771.1	$723.2
Accrued interest receivable							3.8	4.2
Unsettled transactions payable							(0.1)	0.4
Plan assets							$774.8	$727.8

	Postretirement Health and Life Benefit Plans
	Level 1		Level 2		Level 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Money market funds	$0.8	$1.2	$-	$-	$-	$-	$0.8	$1.2
Bond mutual funds	13.7	14.4	-	-	-	-	13.7	14.4
Equity mutual funds	27.1	29.5	-	-	-	-	27.1	29.5
Fair value of investments by hierarchy level	$41.6	$45.1	$-	$-	$-	$-	$41.6	$45.1

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

Level 3 asset fair values are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 of the valuation hierarchy includes investments in corporate debt that is valued based on estimated prices that include unobservable inputs such as extrapolated data, indicative quotes and proprietary models of third-party pricing sources. The table below sets forth a summary of changes in the fair value of Level 3 assets of the defined benefit pension plans for the year ended December 31, 2012 (in millions):

Corporate Debt
Beginning balance	$0.9
Transfer out to Level 2	(0.9)
Transfer in from Level 2	0.1
New purchases	0.5
Ending balance	$0.6

Benefit Plan Cash Flows

USEC expects to contribute $23.4 million to the defined benefit pension plans in 2013, consisting of $20.9 million of required contributions under the Employee Retirement Income Security Act (“ERISA”) and $2.5 million to non-qualified plans. There is no required contribution for the postretirement health and life benefit plans under ERISA and USEC does not expect to contribute in 2013. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Estimated future benefit plan payments and expected subsidies from Medicare follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans	Expected Subsidies From Medicare
2013	$60.9	$15.3	$0.7
2014	59.9	16.3	0.9
2015	71.3	18.4	1.1
2016	60.4	21.0	1.3
2017	60.8	22.7	1.5
2018 to 2022	311.3	112.8	10.3

Other Plans

USEC sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants, and the funds are administered by an independent trustee. USEC’s matching cash contributions amounted to $6.1 million in 2012, $7.7 million in 2011 and $8.4 million in 2010.

Under the Executive Deferred Compensation Plan, qualified employees contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. USEC’s matching contributions amounted to less than $0.1 million in 2012 and $0.1 million in each of 2011 and 2010.  The Executive Deferred Compensation Plan was suspended effective January 1, 2013.

13. STOCK-BASED COMPENSATION

USEC has stock-based compensation plans available to grant restricted stock, restricted stock units, non-qualified stock options, performance awards and other stock-based awards to key employees and non-employee directors. A summary of stock-based compensation costs follows (in millions):
	Years Ended December 31,
	2012	2011	2010
Total stock-based compensation costs:
Restricted stock and restricted stock units	$4.4	$7.1	$7.4
Stock options, performance awards and other	0.8	1.3	1.9
Less: costs capitalized as part of inventory	(0.1)	(0.4)	(0.3)
Expense included in selling, general and administrative and special charges	$5.1	$8.0	$9.0
Total recognized tax benefit	$-	$-	$3.2

As of December 31, 2012, there was $2.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $2.4 million relates to restricted shares and restricted stock units, and $0.1 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Of the 7.5 million shares of common stock approved by stockholders for issuance under USEC’s equity incentive plans, there were approximately 2,830,000 shares available for future awards under the plans at December 31, 2012 (excluding outstanding awards which terminate or are cancelled without being exercised or that are settled for cash), all of which are available for grants of stock options, restricted stock or restricted stock units, performance awards and other stock-based awards. USEC’s practice is to issue shares under stock-based compensation plans from treasury stock. The employee stock purchase plan was discontinued effective February 15, 2012.

Restricted Stock Units and Restricted Stock

Under the long-term incentive program, annual grants of restricted stock were awarded in 2012 that vest ratably over three years from the date of grant. No performance-based grants of restricted stock were awarded in 2012 since USEC’s total shareholder return in 2012 was below the 25th percentile of the Russell 2000 total shareholder return (without dividends) which was the minimum threshold performance target to earn an award. Performance-based grants of restricted stock are measured for probability each quarter and recorded as a liability if deemed probable. Performance-based grants of restricted stock, subject to being earned, vest over three years.

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

The fair value of restricted stock is determined based on the closing price of USEC’s common stock on the grant date. Compensation cost for restricted stock is amortized to expense on a straight-line basis over the three-year vesting period. Sale of such shares is restricted prior to the date of vesting. A summary of restricted shares activity for the year ended December 31, 2012 follows (shares in thousands):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Restricted Shares at December 31, 2011	1,914	$4.61
Granted	2,316	0.81
Vested	(1,539)	4.03
Forfeited	-	-
Restricted Shares at December 31, 2012	2,691	$1.67

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

Assumptions used to value option grants follow:
	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	-	-	0.78 - -	1.43%
Expected volatility	-	-	72 - -	75%
Expected option life (years)	-	-	4.0 - -	4.1
Weighted-average grant date fair value	-	-	$2.81
Options granted	0	0	773,018

Stock options vest or become exercisable in equal annual installments over a three year period and expire 5 or 10 years from the date of grant. A summary of stock option activity follows:

			Weighted-Average
	Stock	Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(millions)
Outstanding at December 31, 2011	3,126	$5.61
Granted	-	-
Exercised	-	-
Forfeited or expired	(348)	10.90
Outstanding at December 31, 2012	2,778	$4.95	1.2	$-
Exercisable at December 31, 2012	2,554	$4.93	1.1	$-

There were 115,630 stock options exercised in 2010. Cash received from the exercise of the options was $0.5 million. The intrinsic value of the options exercised was $0.2 million. There were no stock options exercised in 2012 or 2011.

Stock options outstanding and options exercisable at December 31, 2012, follow (options in thousands):
Stock Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Options Exercisable
$3.72	1,069	1.3	1,069
5.00 to 6.18	1,600	1.2	1,376
7.00 to 14.28	109	0.7	109
	2,778	1.2	2,554

On January 10, 2013 the Compensation Committee of the Board of Directors approved the surrender and cancellation of 2,462,726 unexercised stock options and suspended the Annual Incentive Program and the Long Term Incentive Program for 2013 under the USEC Inc. 2009 Equity Incentive Plan.

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

14. INCOME TAXES

Provision (Benefit)

The provision (benefit) for income taxes from continuing operations is as follows (in millions):
	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$(2.4)	$(20.1)	$(27.8)
State and local	2.2	0.6	2.9
Foreign	-	0.1	-
	(0.2)	(19.4)	(24.9)
Deferred:
Federal	-	236.7	43.3
State and local	-	15.3	1.0
Foreign	-	-	-
	-	252.0	44.3
	$(0.2)	$232.6	$19.4

The 2011 amounts previously reported have been revised.  Refer to Note 1 under “Deferred Income Taxes” for a description of the impacts from the revision.

In 2011, there was an insignificant amount of foreign income associated with the foreign income taxes of $0.1 million.

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):
	December 31,
	2012	2011
Deferred tax assets:
Plant lease turnover and other exit costs	$15.8	$15.6
Employee benefits costs	215.0	191.7
Inventory	15.9	-
Property, plant and equipment	490.5	75.0
Tax intangibles	0.3	0.9
Depleted uranium and stored wastes	3.4	56.8
Net operating loss and credit carryforwards	35.5	22.3
Accrued expenses	7.1	7.7
Prepaid expenses	2.4	-
Other	8.0	7.0
	793.9	377.0
Valuation allowance	(793.9)	(370.6)
Deferred tax assets, net of valuation allowance	-	6.4

Deferred tax liabilities:
Inventory	-	1.5
Prepaid expenses	-	1.1
Dividends on preferred stock	-	3.8
Deferred tax liabilities	-	6.4
	$-	$-

The net increase in the valuation allowance of $423.3 million in 2012 and $369.1 million in 2011 reduces the net deferred tax assets to their net realizable value as of the end of the year. A full valuation allowance against net deferred taxes was first recorded in 2011 due to cumulative losses incurred in recent years and due to substantial uncertainty to generate future taxable income that would lead to realization of the net deferred tax assets. The ultimate realization of the net deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse.

USEC has federal net operating losses of $76.2 million, federal tax credit carryforwards of $5.8 million that currently expire through 2032, and a minimum tax credit carryforward of $1.4 million which does not expire.  If certain substantial changes in USEC's ownership occur, there would be an annual limitation on the amount of the federal tax carryforwards that can be utilized. NAC has state net operating losses of $1.5 million that are available to offset future taxable income and currently expire through 2023.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:
	Years Ended December 31,
	2012	2011	2010
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal	-	-	9
Research and other tax credits	-	1	(16)
Other nondeductible expenses	-	(1)	8
Preferred stock issuance costs and dividends paid-in-kind	-	(1)	13
Valuation allowance against deferred tax assets	(35)	(124)	-
Change in Medicare D Subsidy tax treatment	-	-	24
Uncertain tax positions (see below)	-	-	(1)
	0%	(90)%	72%

Included in the effective tax rate are charges for $413.0 million in 2012 and $319.5 million in 2011 to increase the valuation allowance against net deferred tax assets.

The 2012, 2011 and 2010 effective tax rates include the impact related to the $75.0 million investment of Toshiba and B&W and the quarterly dividends on the preferred stock that were issued or accrued in additional shares of preferred stock (paid-in-kind). The preferred stock and warrants are considered equity instruments for income tax purposes. The paid-in-kind dividends and issuance costs are permanent differences that are not deductible for tax purposes and are included in the effective tax rate calculation.

The provision for income taxes for 2010 includes a charge of $6.5 million related to the change in tax treatment of Medicare Part D reimbursements as a result of the Patient Protection and Affordable Care Act as modified by the Reconciliation Act of 2010 (collectively referred to as the “Healthcare Act”) signed into law at the end of March 2010. The charge was due to a reduction in USEC’s deferred tax asset as a result of a change to the tax treatment of Medicare Part D reimbursements. Under the Healthcare Act, the tax-deductible prescription drug costs will be reduced by the amount of the federal subsidy. Under Financial Accounting Standards Board (“FASB”) guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods.

The American Taxpayer Relief Act of 2012 (the “ATRA”) was signed into law and thus became effective on January 2, 2013.  Under FASB guidance, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods.  Therefore, any tax impacts resulting from the ATRA will be reflected in USEC’s financial statements in the first quarter of 2013 which is the first period that includes the enactment date.  Prior to enactment of the ATRA, the research credit expired on December 31, 2011. Among the changes made in the ATRA was the retroactive extension of the research credit until December 31, 2013.  Due to the full valuation allowance against net deferred tax assets, USEC does not expect to record any net tax effect from the research credit extension or from any other provisions of the ATRA in 2013.

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in other long-term liabilities, was $3.0 million at December 31, 2012 and $3.7 million at December 31, 2011. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the tax provision decreased $0.4 million during 2012, $0.3 million during 2011, and $0.1 million during 2010. USEC believes that the liability for unrecognized tax benefits will not materially change in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):
	Years Ended December 31,
	2012	2011
Balance at beginning of the year	$3.7	$4.1
Reductions to tax positions of prior years	(0.8)	(0.5)
Additions for tax positions of current year	0.1	0.1
Balance at end of the year	$3.0	$3.7

USEC and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The IRS completed an examination of USEC’s 2004 through 2006 federal income tax returns in July 2008 and started an examination of USEC's 2008 through 2011 federal income tax returns during 2012. As of December 31, 2012, the federal statute of limitations is closed with respect to all tax years through 2007.  As of December 31, 2012, the Kentucky statute of limitations for calendar tax years 2008 forward had not yet expired.

USEC recognizes accrued interest related to uncertain tax positions as a component of interest expense.  Reversals of previously accrued income tax related interest is typically offset to interest expense, but if the amount is significant, it is reclassified to interest income in the consolidated statement of operations. USEC recognizes the increase or decrease of accrued penalties for income taxes as a component of selling, general and administrative expense in the consolidated statement of operations.

The impact of accrued interest and penalties was a reduction of $0.3 million in 2012, a reduction of less than $0.1 million in 2011, and an increase of less than $0.1 million in 2010 to expenses in the consolidated statement of operations.  Accrued interest and penalties, included as a component of accounts payable and accrued liabilities, totaled $0.8 million as of December 31, 2012 and $1.1 million as of December 31, 2011.

15. STOCKHOLDERS’ EQUITY

Common Stock

Changes in the number of shares of common stock outstanding follow (in thousands):

	Shares Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2009	123,320	(9,926)	113,394
Common stock issued	-	1,836	1,836
Balance at December 31, 2010	123,320	(8,090)	115,230
Common stock issued	6,953 -	1,008	7,961
Balance at December 31, 2011	130,273	(7,082)	123,191
Common stock issued	-	2,012	2,012
Balance at December 31, 2012	130,273	(5,070)	125,203

Preferred Stock Purchase Rights

On September 30, 2011, the Board of Directors adopted a tax benefit preservation plan to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and net unrealized built-in losses. The tax benefit preservation plan was approved by USEC’s shareholders on April 26, 2012. USEC’s ability to use these tax benefits would be substantially limited if it were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code.  Holders of USEC’s common stock of record on October 10, 2011 received rights that initially trade together with USEC’s common stock and are not exercisable.

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

Convertible Preferred Stock and Common Stock Warrants

Refer to Note 10 regarding the investment in USEC by Toshiba and B&W. In the first phase closing on September 2, 2010, USEC received $75 million and the investors in aggregate received 75,000 shares of Series B-1 12.75% Convertible Preferred Stock, par value $1.00 per share and warrants to purchase 6.25 million shares of Class B Common Stock, par value $.10 per share, at an exercise price of $7.50 per share. The creation of the Class B Common Stock will require the approval of USEC’s stockholders, so the warrants will, in lieu thereof, until such stockholder approval has been obtained, be exercisable for 6,250 shares of a newly created Series C Convertible Participating Preferred Stock, par value $1.00 per share, at an exercise price of $7,500.00 per share. The warrants are exercisable at any time from January 1, 2015 to December 31, 2016. If, at the time the warrants are exercised, the approvals for the creation of the Class B Common have not been obtained, the warrants will be exercisable for shares of Series C Convertible Participating Preferred Stock.

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

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Numerator:
Net income (loss)	$(1,200.6)	$(491.1)	$7.5
Net interest expense on convertible notes and convertible preferred stock dividends (a)	(b)	(b)	-
Net income (loss) if-converted	$(1,200.6)	$(491.1)	$7.5

Denominator:
Weighted average common shares	124.1	122.5	114.7
Less: Weighted average unvested restricted stock	2.1	1.7	1.9
Denominator for basic calculation	122.0	120.8	112.8

Weighted average effect of dilutive securities:
Stock compensation awards	-	0.1	0.5
Convertible notes	44.3	44.5	48.1
Convertible preferred stock:
Equivalent common shares (c)	102.7
Less: share issuance limitation (d)	79.9
Net allowable common shares	22.8	19.2	5.2
Subtotal	67.1	63.8	53.8
Less: shares excluded in a period of a net loss or antidilution	67.1	63.8	-
Weighted average effect of dilutive securities	-	-	53.8
Denominator for diluted calculation	122.0	120.8	166.6

Net income (loss) per share – basic	$(9.84)	$(4.07)	$.07
Net income (loss) per share – diluted	$(9.84)	$(4.07)	$.05

(a) Interest expense on convertible notes and convertible preferred stock dividends net of amount capitalized and net of tax. The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance in 2012. See note (c) below.

(b) No dilutive effect is recognized in a period in which a net loss has occurred. Net interest expense on convertible notes and convertible preferred stock dividends was $19.3 million in 2012 and $4.7 million in 2011.

(c) The number of equivalent common shares for the convertible preferred stock is based on the arithmetic average of the daily volume weighted average prices per share of common stock for each of the last 20 trading days as determined at the beginning of the period.

(d) Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of USEC’s common stock outstanding on May 25, 2010 (approximately 22.8 million shares), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of USEC’s credit facility.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share (options and warrants in millions):

	Years Ended December 31,
	2012	2011	2010
Options excluded from diluted net income per share	2.5	3.1	2.5
Warrants excluded from diluted net income per share	6.3	6.3	2.1
Exercise price of excluded options	$3.72 to	$3.72 to	$5.18 to
	$14.28	$14.28	$14.28
Exercise price of excluded warrants	$7.50	$7.50	$7.50

17. ENVIRONMENTAL COMPLIANCE

Environmental compliance costs include the handling, treatment and disposal of hazardous substances and wastes. Pursuant to the USEC Privatization Act, environmental liabilities associated with the Paducah GDP prior to July 28, 1998 are the responsibility of the U.S. government.

Depleted Uranium

USEC has historically accrued estimated costs for the future disposition of depleted uranium generated from enrichment operations at the Paducah GDP.  Under the depleted uranium enrichment agreement entered into with Energy Northwest to enrich DOE’s depleted uranium tails commencing June 1, 2012, USEC does not take title to the depleted uranium generated from the enrichment of DOE’s depleted uranium and therefore does not incur costs for its disposition.

DOE provided funding for the support of the RD&D program in 2012 by accepting title to USEC’s balance of depleted uranium. As of December 31, 2012, a small remaining quantity of depleted uranium remains to be transferred to DOE under USEC’s agreement with DOE. The transfer of depleted uranium to DOE enabled USEC to release cash deposits that had been used as collateral for future depleted uranium disposition.

Stored Wastes

USEC's operations generate hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the Paducah site pursuant to permits, orders and agreements with DOE and state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC's operations, included in accounts payable and accrued liabilities, amounted to $2.1 million at December 31, 2012 and December 31, 2011.

GDP Lease Turnover

Under the GDP lease agreement with DOE, ownership of capital improvements that USEC leaves behind as well as responsibility for decontamination and decommissioning (“D&D”) transfers to DOE. The turnover requirements of the lease require USEC to remove certain uranium and USEC-generated waste and place the property in a safe shutdown condition. Accrued liabilities for lease turnover costs related to the Paducah GDP were $42.5 million at December 31, 2012, including $32.2 million in accounts payable and accrued liabilities and $10.3 million in other long-term liabilities. At December 31, 2011, other long-term liabilities included $42.6 million of accrued liabilities for lease turnover costs.

USEC ceased uranium enrichment at the Portsmouth GDP in 2001. Over the past decade, USEC maintained the Portsmouth site and performed services under contract with DOE. On September 30, 2011, USEC completed the transition of Portsmouth site facilities to DOE. As part of the transition, at USEC’s request, the NRC terminated USEC’s certificate of compliance for the Portsmouth site. In connection with the return of facilities, DOE agreed to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. USEC agreed to pay DOE its cost of disposing of such wastes. The accrued disposal obligation, included in accounts payable and accrued liabilities, is $6.7 million at December 31, 2012 and $7.8 million at December 31, 2011.

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

As of December 31, 2012, USEC has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $23.0 million. The surety bonds are partially collateralized with interest-earning cash deposits of $14.9 million at December 31, 2012. Financial assurance provided for the ACP increased $0.8 million in 2012 related to construction of centrifuge machines as part of the RD&D program. The amount of financial assurance has not changed significantly since the end of 2009, following USEC’s decision to reduce machine manufacturing and construction activities due to project funding uncertainty. If construction of the ACP is resumed, the financial assurance requirements will increase each year commensurate with the status of facility construction and operations. As part of USEC’s license to operate the ACP, USEC provides the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future commercial centrifuge operations.

Asset Retirement Obligations

D&D requirements for the ACP create asset retirement obligations (see accounting policies in Note 1). Changes in USEC’s asset retirement obligation (“ARO”) balances since December 31, 2009 follow (in millions):

	ARO Liability	ARO Asset
Balance at December 31, 2009	$21.3	$19.3
Additional retirement obligation	-	-
Accretion	1.3	-
Balance at December 31, 2010	$22.6	$19.3
Additional retirement obligation	-	-
Accretion	-	-
Balance at December 31, 2011	$22.6	$19.3
Additional retirement obligation	-	-
Accretion	-	-
Expense of American Centrifuge capital assets	-	(19.3)
Balance at December 31, 2012	$22.6	$-

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

As of December 31, 2012, USEC expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project, including previously capitalized asset retirement obligations of $19.3 million. Additional details are provided in Note 4.

18. COMMITMENTS AND CONTINGENCIES

Purchase of Separative Work Units from Russia

Russian Contract (“Megatons to Megawatts”)

USEC is the U.S. government’s exclusive executive agent (“Executive Agent”) in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, USEC has been designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. In January 1994, USEC signed the Russian Contract to implement the program. USEC expects the Russian Contract to be completed by the end of 2013. Purchases under the Russian Contract constitute approximately one-half of USEC’s supply mix. Refer to “Russian Supply Agreement” below regarding access to Russian LEU after the Megatons to Megawatts program concludes.

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

Power Contract

On May 15, 2012, the power purchase agreement with the Tennessee Valley Authority (“TVA”) was amended to extend its term and TVA and USEC entered into a supplemental confirmation agreement pursuant to the amended power purchase agreement for USEC to purchase the power needed to operate the Paducah GDP during the one-year term of the depleted uranium enrichment agreement with Energy Northwest.  Under this supplemental agreement, USEC made purchases of electricity during June 2012 through September 2012 at monthly amounts increasing from approximately 750 to 1,250 megawatts and USEC has a take or pay obligation to purchase electricity at approximately 1,500 megawatts for the remaining months of the contract through May 2013, less a 25% reduction in May 2013 to provide a transition in power delivery and production. As of December 31, 2012, minimum payments remaining under the supplemental agreement total approximately $0.2 billion. USEC has the right to terminate its power purchase obligations under the supplemental agreement if Energy Northwest terminates the depleted uranium enrichment agreement, or fails to deliver depleted uranium or to meet its payment obligations, and USEC ceases enrichment at Paducah as a result. In such a case, USEC will agree with TVA on a schedule to reduce to zero over a period of thirty days all power purchases in a manner that ensures safe and reliable operation of Paducah.

American Centrifuge Plant

Project Funding

USEC needs significant additional financing in order to complete the American Centrifuge Plant. USEC believes a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, is essential to obtaining the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  As discussed in Note 4, instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year RD&D program for the project. DOE indicated that USEC’s application for a DOE loan guarantee would remain pending during the RD&D program but has given USEC no assurance that a successful RD&D program will result in a loan guarantee. Additional capital beyond the $2 billion of DOE loan guarantee funding that USEC has applied for and USEC’s internally generated cash flow will be required to complete the project. USEC has had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on USEC receiving a DOE loan guarantee.

USEC also expects to need at least $1 billion of capital for the project in addition to the DOE loan guarantee and the Japanese export credit agency funding discussed above. The amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee.  USEC currently anticipates the sources for this capital to include cash generated by the project during startup, available USEC cash flow from operations and additional third party capital.  USEC expects the additional third party capital would be raised at the project level, including through the issuance of additional equity participation. USEC has no assurances that it will be successful in obtaining this financing and that the delays the Company has experienced will not adversely affect these efforts. USEC also is uncertain regarding the amount of internally generated cash flow from operations that USEC will have available to finance the project in light of the delays in deployment of the project  and potential requirements for USEC’s internally generated cash flow to satisfy its pension and postretirement benefit and other obligations. The amount of capital that USEC is able to contribute to the project going forward will also impact  USEC’s share of the ultimate ownership of the project, which will likely be reduced as a result of raising equity and other capital to deploy the project.

In order to increase the likelihood of a successful financing and deployment of the American Centrifuge project and USEC’s participation in such project, USEC is engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet.  A restructuring of USEC’s balance sheet could adversely affect the holders of USEC common stock through dilution or loss in value.  However, USEC has no assurance regarding the outcome of any discussions USEC pursues with creditors or other key stakeholders.

On June 12, 2012, USEC and DOE entered into a cooperative agreement to provide cost-share funding for the RD&D program. The cooperative agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and USEC’s contribution would be up to $70 million. The cooperative agreement is being incrementally funded, and $177.8 million of DOE funding has been provided as follows:

•
$87.7 million of funding was provided by DOE accepting title to quantities of depleted uranium that enabled us to release encumbered funds that were providing financial assurance for the disposition of this depleted uranium;

•	$45.7 million of funding was provided pursuant to the six-month continuing appropriations resolution passed by Congress and signed by the President on September 28, 2012;

•
$44.4 million of funding was provided in March 2013 by DOE transferring the SWU component of LEU that DOE previously acquired from USEC in exchange for the transfer of quantities of USEC’s depleted uranium to DOE.

As of December 31, 2012, USEC made qualifying American Centrifuge expenditures of $115.1 million. DOE’s pro-rata share of 80%, or $92.1 million, is recognized as other income in 2012.  Of the $92.1 million, $87.7 million has been received by USEC and DOE’s remaining funding share of $4.4 million is included in current accounts receivable as of December 31, 2012.

Funding from DOE beyond the $177.8 million in obligated funding has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE. There is no assurance that this additional funding will be made available. Although USEC has adjusted its program spending to accommodate changes to the timing and amount of federal funding, USEC remains on schedule and budget to complete the RD&D program by the end of 2013. The amount of federal funding made available to date is expected to fund RD&D program activities through June 15, 2013, and USEC will continue to work with Congress and the administration to fund the RD&D program through December 2013 and achieve the remaining program milestones.

The cooperative agreement includes technical milestones for the RD&D program. DOE has the right to terminate the cooperative agreement if any of the remaining technical milestones are not met. DOE also has the right to terminate the cooperative agreement if USEC materially fails to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement (as defined below).

In addition, the cooperative agreement contains non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the milestones and other program objectives. Although the performance indicators are non-binding, the failure to achieve a performance indicator could cause DOE to take actions that are adverse to USEC.

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
The agreement provides that USEC will develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. The June 2012 amendment added two new milestones related to the RD&D program and revised the remaining four milestones under the 2002 DOE-USEC Agreement relating to the financing and operation of the American Centrifuge Plant to be aligned with the RD&D program.

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

NYSE Listing Notice

On May 8, 2012, USEC received notice from the New York Stock Exchange (“NYSE”) that the average closing price of its common stock was below the NYSE’s continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, USEC provided written notice to the NYSE of its intent to cure this deficiency through a reverse stock split.  USEC is required to regain compliance with the NYSE’s price criteria by no later than its next annual meeting of shareholders if shareholder approval is required as is the case with a reverse stock split. USEC intends to seek shareholder approval for a reverse stock split at its next annual meeting of shareholders. If USEC’s shareholders approve the reverse stock split and USEC effectuates the reverse stock split to cure the condition, the condition will be deemed cured if USEC’s closing share price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days. Subject to the NYSE’s rules, during the cure period, USEC’s common stock will continue to be listed and trade on the NYSE, subject to its continued compliance with the NYSE’s other applicable listing rules. USEC also has no assurance that it will continue to be in compliance with other NYSE listing standards. As of December 31, 2012, USEC expensed $1.1 billion of previously capitalized work in process costs related to the American Centrifuge project. This reduced net income and stockholders’ equity in the fourth quarter of 2012 and resulted in USEC having negative stockholders’ equity as of December 31, 2012.  As long as USEC’s stockholders’ equity remains less than $50 million, the NYSE could take actions to delist its common stock if its average market capitalization is less than $50 million over a consecutive 30 trading-day period.  As of March 14, 2013, USEC’s average market capitalization over the previous consecutive 30-trading day period was $64.9 million (unaudited).  The NYSE listing rules permit a company to submit a plan to return to compliance, although continued listing in such cases is subject to the NYSE’s acceptance of such plan and acceptable progress in regaining compliance.  In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors.  The NYSE could also subject USEC to the continued listing procedures for a variety of other reasons, including as a result of the explanatory paragraph included in the opinion of USEC’s independent registered public accounting firm on USEC’s financial statements for the year ended December 31, 2012 that there is substantial doubt about USEC’s ability to continue as a going concern.  USEC would also be subject to immediate suspension and de-listing from the NYSE if its average market capitalization is less than $15 million over a consecutive 30 trading-day period or if it were to file or announce an intent to file under any of the sections of the bankruptcy law at a time when it was below any of the numerical continued listing standards.  Even if USEC meets the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

Potential ERISA Section 4062(e) Liability

USEC has had discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of USEC’s de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE’s D&D contractor for the Portsmouth site on September 30, 2011.  Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer’s employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, PBGC has the right to require the employer to place an amount in escrow or furnish a bond to PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. PBGC could also elect not to require any further action by the employer. PBGC has informally advised USEC of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. USEC has informed PBGC that it does not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). USEC also disputes the amount of PBGC’s preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, USEC believes that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. USEC plans to engage in further discussions with PBGC. However, USEC has not reached a resolution with PBGC and USEC has no assurance that PBGC will agree with USEC’s position or reach a consensual resolution and will not pursue a requirement for USEC to establish an escrow or furnish a bond. USEC could also face a potential significantly greater liability related to a future decision to discontinue activities at Paducah. Given the significant number of current active employees at Paducah, the amount of any potential liability related to a future decision to discontinue enrichment or other transition actions at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million.

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against USEC by a former Portsmouth GDP employee claiming that USEC owes severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE D&D contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. On October 11, 2012, the United States District Court granted USEC’s motion to dismiss the complaint and dismissed Plaintiffs’ motion for class certification as moot.  The plaintiffs filed an appeal on January 18, 2013.  USEC continues to believe that it has meritorious defenses against the suit and has not accrued any amounts for this matter.

Lease Commitments

Operating costs incurred under the operating leases with DOE for the Paducah, Piketon, and Oak Ridge facilities, and leases for office space and equipment amounted to $7.3 million in 2012, $8.5 million in 2011 and $8.9 million in 2010. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2013	$6.3
2014	5.9
2015	5.0
2016	4.0
2017	2.3
Thereafter	57.1
$80.6

Except as provided in the 2002 DOE-USEC Agreement, USEC has the right to extend the lease for the Paducah GDP indefinitely and may terminate the lease in its entirety or with respect to the Paducah GDP at any time upon two years’ notice. USEC can also de-lease portions of the property under lease upon 60 days prior notice with DOE’s consent, which cannot be unreasonably withheld.

USEC leases facilities in Piketon for the American Centrifuge Plant from DOE. The current five-year lease term is through June 2019. USEC has the option to extend the lease term for additional five-year terms ending in 2043.  Thereafter, USEC has the right to extend the American Centrifuge Plant lease for up to an additional 20 years, through 2063, if it agrees to demolish the existing buildings leased to USEC after the lease term expires. USEC has the option, with DOE’s consent, to expand the leased property to meet its needs until the earlier of September 30, 2013 or the expiration or termination of the GDP lease. USEC may terminate the American Centrifuge Plant lease upon three years’ notice. DOE may terminate the lease for default, including if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

USEC has office space and equipment leases for its corporate headquarters in Bethesda, Maryland through November 2016, and for a Washington, D.C. office through June 2016.

DOE Technology License

USEC has a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology.  The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of USEC’s annual revenues from sales of the SWU component of LEU produced by USEC at the American Centrifuge Plant and any other facility using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. The license may be terminated by DOE in the event DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

19.  REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENTINFORMATION

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue (Japan in 2011), follows (in millions):

	Years Ended December 31,
	2012	2011	2010
United States	$1,584.2	$1,322.7	$1,487.5
Foreign:
Japan	183.7	200.0	199.7
Other	150.2	149.1	348.2
	333.9	349.1	547.9
Total revenue	$1,918.1	$1,671.8	$2,035.4

In 2012, USEC’s 10 largest customers in the LEU segment represented 68% of total revenue and USEC’s three largest customers in the LEU segment represented 46% of total revenue. Revenue from Energy Northwest represented approximately 20% of total revenue in 2012. In 2012, 2011 and 2010, revenue from Exelon Corporation and in 2010, revenue from Entergy Corporation and from U.S. government contracts, each represented between 10% and 15% of total revenue. No other customer represented more than 10% of total revenue in 2012, 2011 or 2010.

USEC has two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment.  The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment includes work performed for DOE and DOE contractors at the Portsmouth site and the Paducah GDP as well as nuclear energy services and technologies provided by NAC International Inc. Gross profit is USEC’s measure for segment reporting. Intersegment sales were less than $0.1 million in each of 2012, 2011 and 2010 and have been eliminated in consolidation.

	Years Ended December 31,
	2012	2011	2010
	(millions)
Revenue
LEU segment:
Separative work units	$1,821.8	$1,330.9	$1,521.4
Uranium	26.0	131.8	236.1
	1,847.8	1,462.7	1,757.5
Contract services segment	70.3	209.1	277.9
Revenue	$1,918.1	$1,671.8	$2,035.4

Segment Gross Profit
LEU segment	$129.3	$71.6	$134.3
Contract services segment	8.7	12.6	24.1
Gross profit	$138.0	$84.2	$158.4

	December 31,
	2012	2011	2010
	(millions)
Assets
LEU segment	$2,208.5	$3,491.4	$3,760.6
Contract services segment	57.9	57.9	87.6
	$2,266.4	$3,549.3	$3,848.2

USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2012, all of which were located in the United States.

20. SUBSEQUENT EVENT

On January 23, 2013, USEC entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Hitz Holdings U.S.A. Inc. (“Hitz”), a subsidiary of Hitachi Zosen Corporation (“Hitachi Zosen”). Pursuant to the Stock Purchase Agreement, on March 15, 2013, Hitz acquired all of the outstanding shares of USEC’s wholly-owned subsidiary NAC International, Inc. (“NAC”).  NAC was acquired by USEC in 2004 and provides transportation and storage systems for spent nuclear fuel and provides nuclear and energy consulting services.

The preliminary purchase price for NAC is $42.4 million, which is equal to $45 million less an estimated net working capital adjustment of $2.6 million.  On March 15, 2013, Hitz paid USEC $39.9 million in cash, which is the preliminary purchase price of $42.4 million less an escrow account deposit by Hitz of $2.5 million.  Upon final determination of the net working capital adjustment, the $2.5 million escrow account deposit, minus any amount paid to Hitz as a result of such final determination, will be released to USEC.  Hitachi Zosen has guaranteed the performance and payment obligations of Hitz under the Stock Purchase Agreement.

USEC expects to record a gain on the sale of approximately $30-$40 million in the first quarter of 2013, representing the sale proceeds less the net carrying amount of NAC assets and liabilities.

As of December 31, 2012, the carrying amounts of NAC assets and liabilities follow (in millions):

Assets:
Accounts receivable, net	$7.6
Other current assets	1.6
Property, plant and equipment, net	0.5
Goodwill	6.8
Assets	$16.5

Liabilities:
Accounts payable and accrued liabilities	$11.2
Deferred revenue and advances from customers	2.5
Liabilities	$13.7

21. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per share data)	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Year 2012
Revenue	$561.5	$364.8	$570.5	$421.3	$1,918.1
Cost of sales	522.7	352.5	533.0	371.9	1,780.1
Gross profit	38.8	12.3	37.5	49.4	138.0
Advanced technology costs	36.8	85.7	45.1	1,146.4 (a)	1,314.0
Selling, general and administrative	14.9	14.8	12.8	13.6	56.1
Special charge for workforce reductions and advisory costs	6.4	3.2	1.5	1.2	12.3
Other (income) (b)	-	(10.0)	(34.6)	(47.5)	(92.1)
Operating income (loss)	(19.3)	(81.4)	12.7	(1,064.3)	(1,152.3)
Interest expense	12.7	12.7	12.3	12.7	50.4
Interest (income)	(0.1)	(0.1)	(0.2)	(1.5)	(1.9)
Provision (benefit) for income taxes	(3.1)	(2.0)	(3.9)	8.8	(0.2)
Net income (loss)	$(28.8)	$(92.0)	$4.5	$(1,084.3)	$(1,200.6)
Net income (loss) per share – basic and diluted	$(.24)	$(.76)	$.04	$(8.84)	$(9.84)
Weighted average number of shares outstanding:
Basic and diluted	122.3	121.7	122.6	122.6	122.0

	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Year 2011
Revenue	$380.5	$454.4	$374.5	$462.4	$1,671.8
Cost of sales	366.6	421.2	347.6	452.2	1,587.6
Gross profit	13.9	33.2	26.9	10.2	84.2
Advanced technology costs	26.7	33.5	26.0	187.0 (c)	273.2
Selling, general and administrative	15.5	16.7	15.6	14.3	62.1
Other (income)	(3.7)	-	-	-	(3.7)
Operating income (loss)	(24.6)	(17.0)	(14.7)	(191.1)	(247.4)
Interest expense	-	0.1	0.2	11.3	11.6
Interest (income)	(0.2)	(0.1)	(0.1)	(0.1)	(0.5)
Provision (benefit) for income taxes	(7.8)	4.2	(7.9)	244.1 (d)	232.6
Net income (loss)	$(16.6)	$(21.2)	$(6.9)	$(446.4)	$(491.1)
Net income (loss) per share – basic and diluted	$(.14)	$(.18)	$(.06)	$(3.68)	$(4.07)
Weighted average number of shares outstanding:
Basic and diluted	119.6	121.1	121.3	121.3	120.8
(a)

Based on our internal analysis concluded as part of our annual assessment, all previously capitalized costs related to the American Centrifuge project were expensed as of December 31, 2012. Capitalization of expenditures related to the American Centrifuge project has ceased until commercial deployment resumes. See Notes 4 and 18 for further details related to the American Centrifuge program.

(b)	Pro-rata cost sharing support from DOE for partial funding of American Centrifuge activities. See “American Centrifuge – Project Funding” in Note 18.

(c)
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

(d)	Includes an increase to the valuation allowance against net deferred taxes of $319.5 million. See Note 14.

The amounts previously reported for provision for income taxes, net (loss), and net (loss) per share – basic and diluted for the quarter and year ended December 31, 2011 have been revised.  Refer to Note 1 under “Deferred Income Taxes” for a description of the impacts from the revision. The calculation of net income per share and average number of shares outstanding on a dilutive basis for the years ended December 31, 2012, 2011 and 2010 is provided in Note 16.   No dilutive effect is recognized in periods in which a net loss has occurred or in which the assumed conversion effect of convertible securities is antidilutive.

GLOSSARY

2002 DOE-USEC Agreement – An agreement in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry (such agreement, as amended, the “2002 DOE-USEC Agreement”). This agreement provides that USEC will develop, demonstrate and deploy the American Centrifuge technology in accordance with milestones.

AC100 – the AC100 series design of centrifuge machine using American Centrifuge technology has met the targeted performance goal of 350 SWU per machine, per year.

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

D&D – Decontamination and decommissioning.

Depleted Uranium – Uranium hexafluoride that is depleted in the U235 isotope as a result of the enrichment process. Also, USEC is enriching high-assay depleted uranium hexafluoride as party of a one-year multi-party arrangement that supports enrichment at the Paducah GDP through May 31, 2013.

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

RD&D Program – A two-year research, development and demonstration (“RD&D”) program designed to enhance the technical and financial readiness of the American Centrifuge technology for commercialization. A cost-sharing arrangement with DOE provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 2012 through December 2013. The cooperative agreement is being incrementally funded. Additional funding from DOE beyond the current obligated funding has not yet been authorized and is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE.

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

3.3	Amended and Restated Bylaws of USEC Inc., dated March 9, 2012, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 13, 2012 (Commission file number 1-14287).

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

10.10
Amendment No. 018, dated January 13, 2009, to Russian Contract), incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.11
Amendment No. 019 dated February 13, 2009 to the Russian Contract, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.12
Amendment No. 20, dated June 5, 2012, to the Russian Contract, incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.13
Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities, incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.14
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

10.15
Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (“TVA Power Contract”), incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission file number 1-14287).

10.16
Supplement No. 1 dated March 2, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (Commission file number 1-14287).

10.17
Supplement No. 2 dated March 2, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (Commission file number 1-14287).

10.18
Amendatory Agreement (Supplement No. 3) dated April 3, 2006 to TVA Power Contract, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (Commission file number 1-14287).

10.19
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

10.21
Amendatory Agreement (Supplement No. 6) dated October 1, 2009 to TVA Power Contract,  incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission file number 1-14287).

10.22
Supplement No. 7 dated January 14, 2011 to TVA Power Contract, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.23
Amendatory Agreement (Supplement No. 8) dated March 21, 2012, to the Power Contract, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (Commission file number 1-14287).

10.24
Amendatory Agreement (Supplement No. 9) dated May 15, 2012 to the Power Contract, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.25
Confirmation Letter dated May 15, 2012 between United States Enrichment Corporation and the Tennessee Valley Authority, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.26
Agreement, dated June 17, 2002, between DOE and USEC Inc. (“2002 DOE-USEC Agreement”), incorporated by reference to Exhibit 99.3 of the current report on Form 8-K filed June 21, 2002 (Commission file number 1-14287).

10.27
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

10.29
Modification No. 3 dated January 28, 2010, to 2002 DOE-USEC Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 2, 2010 (Commission file number 1-14287).

10.30
Modification No. 4 dated February 11, 2011, to 2002 DOE-USEC Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 16, 2011 (Commission file number 1-14287).

10.31
Modification No. 5 dated June 12, 2012, to the Agreement dated June 17, 2002, between DOE and USEC Inc., incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (Commission file number 1-14287).

10.32
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

10.33
Amendment C to the CRADA, by and between UT-Battelle, LLC, under its DOE Contract, and USEC Inc., dated February 28, 2007, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission file number 1-14287).

10.34
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

10.37
Investor Rights Agreement dated as of September 2, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company (“Investor Rights Agreement”), incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

10.38
Amendment dated as of April 28, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.39
Amendment No. 2 dated as of May 19, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.40
Amendment No. 3 dated as of June 7, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.41
Amendment No. 4 dated as of June 30, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement, incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.42
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

10.44
Second Amendment to Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC, dated December 21, 2011, by American Centrifuge Holdings, LLC and Babcock & Wilcox Technical Services Group, Inc., incorporated by reference to Exhibit 10.86 to the Annual Report on Form 10-K for the year ended December 31, 2011 (Commission file number 1-14287).

10.45
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

10.46
Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and Joint Stock Company “Techsnabexport,” incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission file number 1-14287).  (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2)

10.47
Fourth Amended and Restated Credit Agreement dated as of March 13, 2012, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the revolving joint book managers, revolving joint lead arrangers and other agents parties thereto, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 13, 2012 (Commission file number 1-14287).

10.48
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 1, 2012, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 1, 2012 (Commission File number 1-14287).

10.49
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 17, 2012, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (Commission file number 1-14287).

10.50
Consent, Waiver and Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 14, 2013, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent. (a)

10.51
Fourth Amended and Restated Pledge and Security Agreement, dated as of March 13, 2012, by USEC Inc., United States Enrichment Corporation and NAC International, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 13, 2012 (Commission file number 1-14287).

10.52
Agreement dated May 15, 2012 between United States Enrichment Corporation and Energy Northwest, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 (Commission file number 1-14287) (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.53
Cooperative Agreement dated June 12, 2012 (“Cooperative Agreement”) between the U.S. Department of Energy and USEC Inc. and American Centrifuge Demonstration, LLC concerning the American Centrifuge Cascade Demonstration Test Program, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 (Commission file number 1-14287) (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.54
Amendment No. 001 dated November 30, 2012 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.55
Contract dated June 12, 2012 between the U.S. Department of Energy and American Centrifuge Demonstration, LLC, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (Commission file number 1-14287).

10.56
Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955). (b)

10.57	Form of Change in Control Agreement with executive officers, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 16, 2013 (Commission file number 1-14287). (b)

10.58	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999. (b)

10.59
First Amendment to the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Annex B of Schedule 14A filed March 31, 2004, with respect to the 2004 annual meeting of shareholders (Commission file number 1-14287). (b)

10.60
Second Amendment to the USEC Inc. 1999 Equity Incentive Plan, dated November 1, 2007, incorporated by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.61
Form of Employee Nonqualified Stock Option Agreement under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.62
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

10.64
Form of Non-Employee Director Restricted Stock Award Agreement — Annual Retainers and Meeting Fees under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287). (b)

10.65
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.53 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.66
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.54 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.67	USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.68	First Amendment to the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2011 (Commission file number 1-14287). (b)

10.69
Form of Employee Restricted Stock Award Agreement (Annual Incentive Program) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.70
Form of Employee Restricted Stock Award Agreement (Long Term Incentive Program) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.71
Form of Employee Non-qualified Stock Option Award Agreement (Three Year Vesting) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.72
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Chairman Fees) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.73
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.74
USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 incorporated by reference to Exhibit 10.55 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.75
First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 1-14287). (b)

10.76
USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2010, incorporated by reference to Exhibit 10.65 of the Annual Report on Form 10-K for the year ended December 31, 2010 (Commission file number 1-14287). (b)

10.77
Summary Sheet for 2012 Non-Employee / Non-Investor Director Compensation, incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (Commission file number 1-14287). (b)

10.78
Summary Sheet for 2011 Non-Employee / Non-Investor Director Compensation, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287). (b)

10.79
USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2007, incorporated by reference to Exhibit 10.64 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.80
First Amendment dated October 28, 2009 to the USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.71 of the Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-14287). (b)

10.81	USEC Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 16, 2013 (Commission file number 1-14287). (b)

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

10.84	USEC Inc. Quarterly Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 19, 2012 (Commission file number 1-14287). (b)

10.85	USEC Inc. 2013 Quarterly Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 16, 2013 (Commission file number 1-14287). (b)

21	Subsidiaries of USEC Inc. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (a)

99.1
Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 99.4 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-14287).

101	Consolidated financial statements from the annual report on Form 10-K for the fiscal year ended December 31, 2012, furnished in interactive data file (XBRL) format.

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.