Form 10-K/A
period 2012-12-31
USEC INC
filed 2013-04-30
CIK 1065059

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

__________________

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K of USEC Inc. (“USEC” or the Company”) amends the Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013 (the “Form 10–K”).  The purpose of this Amendment is to amend and restate Part III, Items 10 through 14 of the Form 10-K to include information previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K because the Company will not file a definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2012.  Accordingly, Part III of the Form 10-K is hereby amended and restated as set forth below.  The reference on the cover page of the Form 10-K to the incorporation by reference of portions of the definitive proxy statement for the 2013 annual meeting of stockholders into Part III of the Form 10-K is hereby deleted.

With the exception of the foregoing, no other information in the Form 10-K has been supplemented, updated or amended.  This Amendment is not intended to amend or otherwise update other information in the Form 10-K.  Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context.  Accordingly, this Amendment should be read in conjunction with the Form 10-K and with our filings made with the SEC subsequent to the filing of the Form 10-K, including amendments, if any.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included in Part I of this annual report.

Directors of the Registrant

The current structure of our board of directors consists of nine directors elected by the holders of USEC Inc. common stock and two directors elected by the holders of the Company’s convertible preferred stock (the “Investor-Designated Directors”). The eleven members of the board of directors are listed below, with brief biographies. The board of directors has determined that each director except Mr. John K. Welch, President and CEO, and Mr. George Dudich and Mr. Hiroshi Sakamoto, the Investor-Designated Directors, is an “independent director” in accordance with New York Stock Exchange (“NYSE”) listing standards.

James R. Mellor Director since 1998 Age 82
Mr. Mellor retired in 1997 as Chairman and Chief Executive Officer of General Dynamics Corporation, a company engaged in shipbuilding and marine systems, land and amphibious combat systems, information systems, and business aviation businesses, a position he held since 1994. Prior to assuming that position, Mr. Mellor was President and Chief Executive Officer from 1993 to 1994 and was previously President and Chief Operating Officer of General Dynamics. Mr. Mellor served as interim President and Chief Executive Officer of the Company from December 2004 to October 2005. Mr. Mellor previously served on the Board of Directors of AmerisourceBergen Corporation, Computer Sciences Corporation, Net2Phone, Inc. and IDT Corporation.

In concluding that Mr. Mellor should serve as a director, the Board considered the following key competencies: USEC leadership as current Chairman and formerly as interim CEO; CEO experience; government contracting experience; and public company board experience. Mr. Mellor has served as USEC’s Chairman since USEC’s privatization in 1998.

Sigmund L. Cornelius Director since 2011 Age 58
Mr. Cornelius retired in January 2011 from ConocoPhillips, an integrated energy company, where he was Senior Vice President, Finance, and Chief Financial Officer from 2008 to 2010. Prior to that, Mr. Cornelius served as Senior Vice President, Planning, Strategy and Corporate Affairs from 2007 to 2008, having previously served as President, Exploration and Production – Lower 48 from 2006 to 2007 and President, Global Gas from 2004 to 2006. Mr. Cornelius joined ConocoPhillips predecessor Conoco Inc. in 1980. Mr. Cornelius also serves on the Board of Directors of Carbo Ceramics Inc., NiSource Inc., Parallel Energy Trust and Western Refining, Inc.

In concluding that Mr. Cornelius should serve as a director, the Board considered the following key competencies: CFO experience; audit committee financial expert; energy experience; business operations experience; and public company board experience.

Joseph T. Doyle Director since 2006 Age 65
Mr. Doyle is a consultant to and a director of several for-profit companies and not-for-profit organizations. From July 2002 through March 2003, he served as Senior Vice President and Chief Financial Officer of Foster Wheeler, Inc. Prior to joining Foster Wheeler, Mr. Doyle was Executive Vice President and Chief Financial Officer of U.S. Office Products from 1998 through 2001, Chief Financial Officer of Westinghouse Electric Company’s Industrial Group from 1996 through 1998, and Chief Financial Officer of Allison Engine Company (now Rolls Royce Allison) from 1994 through 1996.

In concluding that Mr. Doyle should serve as a director, the Board considered the following key competencies: CFO and 17 years of public accounting experience; audit committee financial expert; internal audit experience; nuclear submarine and nuclear energy and power experience; and engineering and construction experience.

H. William Habermeyer Director since 2008 Age 70
Mr. Habermeyer retired in 2006 as President and Chief Executive Officer of Progress Energy Florida, a subsidiary of Progress Energy, Inc., a diversified energy company. Mr. Habermeyer joined Progress Energy predecessor, Carolina Power & Light in 1993 and served as Vice President of Nuclear Services and Environmental Support, Vice President of Nuclear Engineering, and Vice President of the Western Region in North Carolina, before assuming the role of President and Chief Executive Officer of Progress Energy Florida in 2000. Prior to that, Mr. Habermeyer had a 28-year career in the U.S. Navy, retiring as a Rear Admiral. Mr. Habermeyer also serves on the Board of Directors of Raymond James Financial, Inc. and Southern Company.

In concluding that Mr. Habermeyer should serve as a director, the Board considered the following key competencies: CEO experience; business operations experience, including operating and managing nuclear powered submarines and commercial nuclear power plants; nuclear engineering experience; electric utility experience; and public company board experience.

William J. Madia Director since 2008 Age 65
Dr. Madia is a vice president at Stanford University responsible for oversight of the SLAC National Accelerator Laboratory, a U.S. Department of Energy ("DOE") national science lab. Dr. Madia retired in 2007 as Executive Vice President of Laboratory Operations of the Battelle Memorial Institute, a non-profit independent research and development organization, where he oversaw the management or co-management of six DOE National Laboratories. Dr. Madia served in that position from 1999. In addition, he was President and CEO of UT-Battelle, LLC, he managed Battelle’s global environmental business, served as president of Battelle Technology International, director of Battelle’s Columbus Laboratories, and corporate vice president and general manager of Battelle’s Project Management Division.

In concluding that Dr. Madia should serve as a director, the Board considered the following key competencies: science and technology experience, including a PhD in nuclear chemistry; nuclear experience; DOE experience, including the management of six DOE laboratories; and executive and management experience.

W. Henson Moore Director since 2001 Age 73
Mr. Moore was President and Chief Executive Officer of the American Forest and Paper Association, the national trade association of the forest, paper and wood products industry, from 1995 to 2006. He was also President of the International Council of Forest Product Associations from 2002 to 2004. Mr. Moore was previously Deputy Secretary of Energy from 1989 to 1992 and in 1992 became Deputy Chief of Staff for President George Bush. From 1975 to 1987 he represented the Sixth Congressional District of Louisiana in the U.S. House of Representatives. Mr. Moore previously served on the Board of Directors of Domtar Corporation.

In concluding that Mr. Moore should serve as a director, the Board considered the following key competencies: DOE experience; political affairs experience; legal experience; CEO experience; international experience; and public company board experience.

Walter E. Skowronski Director since 2011 Age 64
Mr. Skowronski retired in 2009 as Senior Vice President of The Boeing Company and President, Boeing Capital Corporation, a wholly owned subsidiary of The Boeing Company, a position he held from 2003 to 2009. Prior to that, Mr. Skowronski was Senior Vice President of Finance and Treasurer of The Boeing Company from 1999 to 2003. Prior to joining Boeing, Mr. Skowronski was Vice President and Treasurer of Lockheed Martin and its predecessor Lockheed Corporation from 1992 to 1999 after joining Lockheed Corporation in 1990.

In concluding that Mr. Skowronski should serve as a director, the Board considered the following key competencies: finance experience, audit committee financial expert; government contracting experience; and business operations experience.

M. Richard Smith Director since 2011 Age 65
Mr. Smith retired in 2007 as Senior Vice President and President of Fossil Power of Bechtel Corporation, a global project execution company. During his 25-year Bechtel career he held other senior positions in engineering, construction and project management including Chief Executive Officer of Intergen and Senior Vice President of USGen, both Bechtel joint ventures, and Executive Vice President of Bechtel Enterprises. Since his retirement Mr. Smith has served as a consultant and director to Sithe Global Power LLC, an international power development company, and Skyfuel Inc., a solar technology company. Mr. Smith also currently serves on the Boards of Directors of Aegion Corporation and of McGrath RentCorp. He previously served on the Board of Directors of Evergreen Energy Inc.

In concluding that Mr. Smith should serve as a director, the Board considered the following key competencies: senior executive experience; engineering, construction and project management experience; and public company board experience.

John K. Welch Director since 2005 Age 63
Mr. Welch has been President and Chief Executive Officer since October 2005. Prior to joining USEC, he served as a consultant to several government and corporate entities. He was Executive Vice President and Group Executive, Marine Systems at General Dynamics Corporation from March 2002 to March 2003, and Senior Vice President and Group Executive, Marine Systems from January 2000 to March 2002. Prior to that, Mr. Welch held several executive positions over a 10-year period at General Dynamic’s Electric Boat Corporation, including President from 1995 to 2000. Mr. Welch currently serves as Chairman of the Board of Directors of Battelle Memorial Institute and on the Board of Directors of Precision Custom Components Inc.

In concluding that Mr. Welch should serve as a director, the Board considered the following key competencies: current service as USEC CEO; other executive experience; nuclear and defense experience; professional engineer experience; and manufacturing experience.

Hiroshi Sakamoto Director since 2010 Age 56
Mr. Sakamoto has served as Senior Vice President and General Manager, Toshiba Nuclear Energy Holdings (US) Inc., a subsidiary of Toshiba Corporation, since April 2007. Since April 2008, Mr. Sakamoto has also served as Senior Vice President and Board Director, Toshiba America Nuclear Energy Corporation, also a subsidiary of Toshiba Corporation. Mr. Sakamoto joined Toshiba Corporation in April 1981 and has held a variety of positions of increasing responsibility over his career, including Vice President for Nuclear Business Development from April 2003 to September 2009 and Senior Manager for Nuclear Energy Engineering from October 2001 to March 2003 at Toshiba International Corporation, a subsidiary of Toshiba Corporation focusing on the energy business. Mr. Sakamoto has a Bachelors Degree and a Masters Degree in Nuclear Engineering from Kyoto University.

George Dudich Director since 2012 Age 52
Mr. Dudich has served as President of Babcock & Wilcox Technical Services Group, Inc., a subsidiary of The Babcock & Wilcox Company (“B&W”), since November 2011. Previously, he served as Senior Vice President of Business Development and Strategic Planning for B&W, having rejoined B&W in August 2010. Prior to re-joining B&W in August 2010, Mr. Dudich served as Senior Vice President of Business Development for Washington Group beginning in 2004 until URS Corporation acquired Washington Group, at which time he became the Senior Vice President of Business Development for the Global Management and Operations Services group of URS Corporation through July 2010. From 1990 to 1999, Mr. Dudich served in a number of positions of increasing responsibility with B&W, including Vice President of Business Development for a prior subsidiary of B&W, B&W Services, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than 10% of our common stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish us with copies of the reports. We received written representations from each such person who did not file an annual report with the SEC on Form 5 that no Form 5 was due. Based on our review of the reports and representations, we believe that all required Section 16(a) reports were timely filed in 2012.

Governance Information

Code of Business Conduct

USEC has a code of business conduct, applicable to all of our directors, officers and employees. The code of business conduct provides a summary of the standards of conduct that are at the foundation of our business operations. The code of business conduct states that we conduct our business in strict compliance with all applicable laws and addresses other important matters such as conflicts of interest and how violations of the code may be reported and will be handled. Each director, officer and employee must read the code of business conduct and sign a form stating that he or she has read, understands and agrees to comply with the code of business conduct. Our Business Conduct Committee is responsible for monitoring compliance with the code of business conduct and for addressing any issues that arise with respect to the code. A copy of the code of business conduct is available on our website at www.usec.com or upon written request, addressed to the Secretary, USEC Inc. at Two Democracy Center, 6903 Rockledge Drive, Bethesda, Maryland 20817.  We will disclose on the website any amendments to, or waivers from, the code of business conduct that are required to be publicly disclosed.

Corporate Governance Information

Stockholders will find information about our corporate governance practices on our website at www.usec.com. Our website contains information about our Board of Directors, Board committees, current copies of our bylaws and charter, committee charters, code of business conduct and governance guidelines. Stockholders may obtain, without charge, hard copies of the above documents by writing to the Secretary, USEC Inc. at Two Democracy Center, 6903 Rockledge Drive, Bethesda, Maryland 20817.

Audit Committee

We have a separately designated standing audit committee of our board of directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The membership of the Audit and Finance Committee is currently: Mr. Joseph T. Doyle (chairman), Mr. Sigmund L. Cornelius, Mr. W. Henson Moore, and Mr. Walter E. Skowronski.  Our Board has determined that each member of the Audit and Finance Committee is an “independent director” in accordance with NYSE listing standards. Under the NYSE listing standards, all audit committee members must be “financially literate,” as that term is determined by the Board in its business judgment. Further, under the SEC’s rules, the Board must determine whether at least one member of the audit committee is an “audit committee financial expert,” as defined by the SEC’s rules. The Board has determined that all members of the Audit and Finance Committee are “financially literate” and that Mr. Doyle, Mr. Cornelius and Mr. Skowronski qualify as “audit committee financial experts.”

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This section describes the compensation programs for our Chief Executive Officer and Chief Financial Officer in 2012 as well as our other three most highly compensated executive officers during 2012, all of whom we refer to collectively as our named executive officers or NEOs. Our NEOs for 2012 are:

•	President and Chief Executive Officer (CEO), John K. Welch;
•	Senior Vice President and Chief Financial Officer (CFO), John C. Barpoulis;
•	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, Peter B. Saba;
•	Senior Vice President and Chief Development Officer, Philip G. Sewell; and
•	Senior Vice President and Chief Operating Officer, Robert Van Namen.

Executive Summary

Company Background

USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. USEC enriches uranium at the Paducah gaseous diffusion plant (“GDP”) that we lease from the U.S. Department of Energy (“DOE”) and is currently continuing enrichment at the Paducah GDP supported by a multi-party arrangement that expires on May 31, 2013. USEC is also the exclusive executive agent for the U.S. government under a nuclear nonproliferation program with Russia known as Megatons to Megawatts that ends in 2013 and has a 10-year contract to buy commercial LEU from Russia beginning in 2013. In addition, USEC is working to deploy a highly efficient uranium enrichment gas centrifuge technology, called the American Centrifuge technology, in the American Centrifuge Plant (“ACP”) in Piketon, Ohio.

Strategic Context

USEC is a business undergoing a strategic transition as we seek to re-position our enrichment business for long-term success. Going forward, we are preparing for the transition of the Paducah GDP, with the current arrangement that extended commercial enrichment at Paducah expected to end during 2013 and the expected de-lease of the site back to DOE in 2014. We are preparing to be a significantly smaller company with lower revenues as we transition from having two sources of supply that provide approximately 10 to 12 million separative work units (“SWU”) per year to making sales from our existing inventory and from future purchases of LEU from Russia at lower quantities. In addition, we continue to pursue commercialization of the American Centrifuge technology, which we believe is the best path to remaining a competitive producer of LEU in the long-term and to maximize value for all stakeholders. We are seeking to position the American Centrifuge project technically through a cooperative cost-sharing research, development and demonstration (“RD&D”) program with DOE. We are also in parallel working to position USEC financially to move forward as a stronger sponsor of the American Centrifuge project. USEC expects to face a period of several years while we are continuing to work to deploy the American Centrifuge project where our sole sources of supply will be our existing inventory and purchases of Russian LEU. The strategic transition is occurring in a very complex economic and political environment and in a nuclear fuel market that continues to be negatively impacted by the incident at the Fukushima Daiichi nuclear power plant in Japan in March 2011, with more than 50 reactors in Japan and Germany remaining offline at the start of 2013. Given our desire to improve USEC’s credit profile so we can successfully finance, deploy and retain maximum value in the ACP, we are engaged with advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet.

Summary of 2012 Actions and Performance

As we entered 2012, we recognized that the uncertainty surrounding continued enrichment at the Paducah plant (at such time it was not clear whether it would be economic to continue enrichment beyond May 2012) and ACP deployment and the critical goals and objectives that would need to be achieved during 2012 would make 2012 a very challenging year. We set aggressive goals for ourselves for 2012 relative to ACP and Paducah, focused on moving forward, but with contingency plans in place if we had to demobilize ACP or cease enrichment at Paducah. In April 2012, the Compensation Committee approved changes to the executive compensation program for 2012, recognizing the need to incentivize these executives to achieve the critical near-term business objectives as well as to retain these key individuals.

Major events and highlights during 2012 include:

•
In May 2012, we executed a five-way arrangement with Energy Northwest, Bonneville Power Administration, the Tennessee Valley Authority and DOE to continue enrichment at the Paducah GDP by re-enriching DOE high assay tails at Paducah through May 2013. This arrangement resulted in a significant gross margin improvement for the year and also enabled us to have additional time to work to put in place a transition plan for Paducah.

•
In June 2012, we successfully entered into an agreement with DOE on the ACP RD&D program, which provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million.

o
The RD&D program is incrementally funded, so continued efforts were needed throughout 2012 and continue in 2013 to keep the funding adequate for planned project execution, with additional funding provided in November 2012 and March 2013; and

o	The RD&D program is on budget and on schedule and during 2012 we successfully achieved two of the program milestones and are on track to achieving the remaining milestones during 2013.
•
Throughout 2012, we made significant progress in ACP commercialization initiatives related to: execution of the RD&D program to reduce technical risk, ACP cost and schedule, sales initiatives, balance sheet improvement initiatives and capital resources initiatives.

•	In March 2012, we renewed our credit facility and throughout 2012 continued to maintain adequate liquidity and working capital to support ongoing operations and investment in the RD&D program.
•	During 2012, we took steps to reduce our costs and align our organization with the current business, including workforce reductions and the elimination of two senior officer positions.
•	We achieved gross profit for 2012 of $138 million and positive cash flow from operations of $143 million.
•
Notwithstanding this positive gross profit, we reported a non-cash charge of approximately $1.1 billion for previously capitalized ACP costs based on our assessment of our ability to recover the full amount of this prior capital investment. This non-cash charge had no effect on current USEC operations, including the RD&D program and its equipment or future investment in ACP. However, this non-cash charge resulted in USEC reporting a net loss of $1.2 billion for 2012 and negative stockholders’ equity.

•	In light of all the uncertainties and challenges facing our business, during 2012 we experienced a significant decline in our stock price.

Effect of 2012 Performance on NEO Compensation.

•	Unrealized value or loss in value of equity awards.
o
Performance-based restricted stock included in the Stock Awards column of the Summary Compensation Table for 2012 was again not earned based on stock price performance and resulted in no value to the NEOs (performance-based restricted stock was also not earned in 2011 as a result of performance). For the CEO, this resulted in $695,250 of reported 2012 performance-based compensation that was not earned in 2012. For all NEOs (including the CEO), it resulted in an aggregate of $1,731,930 of reported 2012 performance-based compensation that was not earned in 2012.

o
Awards of restricted stock made in May 2012 at a grant date fair value of $.81 per share lost approximately 35% of their value by December 31, 2012 (the last trading day of the year) because of our declining stock price. Since December 31, 2012, our stock price has declined further.

o	Grants of restricted stock made in 2011 and 2010 were made at a grant date fair value of $5.16 and $5.18 per share, respectively. The shares have declined approximately 90% in value.
o
In early 2013, the NEOs agreed to the voluntary surrender of all of their outstanding stock options, including options granted in 2010 representing $1,626,601 of compensation included in the Summary Compensation Table for 2010.

o
Since the CEO joined the Company in 2005, he has received stock awards with an aggregate grant date fair value of approximately $9 million. The CEO has not sold any of these shares (other than shares withheld at vesting to pay withholding taxes), and so has not realized the value of these equity awards and their value could be further reduced. The aggregate market value of his shares held at December 31, 2012 had declined to $1,043,855.

o
We are engaged with advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet, which could result in dilution or loss in value or no value for the common stock.

•	Payouts of performance-based compensation tied to performance.
o	Annual incentives were paid out at 90% of target for the NEOs for 2012 as a result of the achievement of key performance objectives during 2012.
o	Quarterly incentives were paid out at 100% of target for the NEOs as a result of the achievement of critical short-term objectives during 2012.
o	Awards of performance-based restricted stock in 2012 failed to meet the threshold level of attainment of relative total shareholder return (TSR) and accordingly, there was zero payout.

•	CEO 2012 realized pay was 75% of pay opportunity. Further declines in USEC’s stock price from $.53 per share as of December 31, 2012 further reduce realized pay.

About this table:
• Pay opportunity is target compensation, before actual performance results are taken into account.
• Realizable pay is the actual value of compensation earned, after incentive payouts have been determined and reflective of stock price movements since the date of grant (table includes the market value of restricted stock grants as of December 31, 2012).

Changes Made to the Compensation Program for 2012

In light of the challenges and transitions facing our business, during 2012 USEC initiated an internal review of our organizational structure and engaged a management consulting firm to support this review. On April 2, 2012 we announced the elimination of two senior officer positions and additional actions to align the organization with the current business are expected. The Company believes that maintaining the skills, knowledge and experience of the current senior management team and other key employees is crucial as the Company faces significant business challenges and transitions. As a result, on April 13, 2012, the Compensation Committee approved changes to the executive compensation program for 2012 for the NEOs and other executives. These changes were designed to keep management focused on critical short-term goals and to provide for retention of key employees. The changes were also designed to maintain a similar level of total compensation opportunity for these executives as in 2011 and not to increase their total compensation opportunity. The changes are described below:

•
Revised the annual incentive program to provide that annual incentive performance goals for 2012 would be comprised entirely of individual performance measures due to the difficulty in establishing corporate quantitative goals for 2012;

•
Terminated the three-year performance-based cash incentive program under the Company’s 2009 Equity Incentive Plan and replaced it with a performance-based quarterly cash incentive program with increased retentive features for the Company’s NEOs and certain other key employees; and

•
Reduced the target value of the restricted stock portion of the long-term incentive program under the Company’s 2009 Equity Incentive Plan and shifted that value to the quarterly cash incentive to make the annualized value of the quarterly cash incentive equal in value to the target annual cash incentive.

Although the shift from the three-year performance-based cash incentive program to the quarterly cash incentive program represented a shift from longer-term objectives to shorter-term objectives, the Compensation Committee believed that the quarterly incentive plan was necessary for the following reasons:

•
The near-term challenges facing the Company in 2012 necessitated the focus on critical near-term business objectives – if these objectives were not met with consistent frequency, the long-term future of the Company would have been significantly adversely affected;

•	The Company’s strategic transition also made the establishment of longer-term objectives very difficult until there was greater certainty regarding the Company’s strategic path; and
•	In light of the challenges facing the Company during 2012, the quarterly incentive plan provided increased retentive value.

Changes Made to the Compensation Program for 2013

On January 10, 2013 the Compensation Committee approved changes to the executive compensation program for 2013 for NEOs and other executives. These changes follow a reexamination of the Company’s executive compensation program, in consultation with the committee’s independent compensation consultant, taking into account the uncertainties and challenges facing the Company in 2013. The changes are designed to keep management and the entire organization focused on critical short-term goals and to provide for retention of key employees, while not increasing the overall risk of the program or encouraging excessive risk taking by executives. The revised incentive opportunities and severance payments are not limited to executives but are being implemented throughout the Company as appropriate. The changes for the executives move all long-term incentive compensation for 2013 to short-term cash incentives. However, the changes decrease the executives’ overall target long-term compensation opportunity by 25% and eliminate the potential for the executives to earn an award above target (previously the executives could earn up to 150% of target based on performance).  Although this reflects a temporary move away from equity-based compensation for the executives for 2013, the NEOs already own a significant number of shares in the Company and therefore already have a significant incentive to maintain and improve stockholder value. USEC hopes to be able to return to a more typical executive compensation program when there is greater certainty regarding the Company’s strategic path. The changes are summarized below:

•	Adopted a new performance-based quarterly cash incentive program for 2013 to replace the quarterly cash incentive program that was put in place in 2012;
•
Suspended the annual incentive program and the long-term incentive program for 2013 and shifted the value to the new quarterly cash incentive program, with a 25% reduction in the target value of the long-term incentive component to take into account the reduced program risk as a result of the shorter performance measurement period and shift from equity-based to cash incentive; also eliminated the potential for the executives to earn an award above target;

•
Revised the Company’s existing severance arrangements to provide increased retentive features and ensure that they are market competitive without significantly increasing the overall cost of the arrangements, including:

o
The NEOs agreed to revisions to their existing change in control agreements to: (1) reduce the benefit level from two and a half times annual base salary and bonus to two times annual base salary and bonus; (2) eliminate the existing excise tax gross up; and (3) eliminate the additional pension credit; and

o
Revised the Company’s existing executive severance plan to temporarily enhance the severance benefit level for the NEOs from one times annual base salary and bonus to two times annual base salary and bonus, with the enhanced benefit levels expiring January 1, 2015.

•	The NEOs agreed to the cancellation of their existing 2,190,445 unexercised stock options.

Although these changes represented a shift to an all-cash quarterly incentive structure, the Compensation Committee believed this was necessary for the following reasons:

•	Declines in the value of the Company’s common stock have reduced the incentive and retentive value of additional grants of equity as executives already hold substantial amounts of common stock;
•	The potential for a restructuring of the Company’s balance sheet further reduces the incentive and retentive value of additional grants of equity to executives;
•	At lower stock prices, additional equity grants equivalent to a specified dollar amount of value are increasingly dilutive to existing stockholders;
•	The Company’s strategic transition necessitated management’s singular focus during 2013 on critical near-term business objectives; and
•	The Company’s strategic transition also continued to make the establishment of longer-term objectives very difficult until there is greater certainty regarding the Company’s strategic path.

Response to 2012 Say-on-pay Vote

The majority (64%) of votes cast on the advisory say-on-pay vote at our 2012 annual meeting of stockholders was in favor, suggesting overall stockholder satisfaction with our executive compensation program. However, the holders of approximately 15.9 million shares (out of a total of 122.1 million shares eligible to vote at the 2012 annual meeting) voted against the say-on-pay proposal. The Compensation Committee attributed the votes against the Company’s say-on-pay proposal primarily to dissatisfaction with the Company’s total shareholder return performance compared to its peers over the past several years. The Company has been in a critical transition period and its share price has declined significantly over the past one and three years. The Company has taken many efforts to maximize value for all of its stakeholders and has been focused on the deployment of the ACP as the path to USEC’s long-term competitiveness in the uranium enrichment business and as the best way to maximize value for all stakeholders. The Compensation Committee for 2012 again included total shareholder return as the performance metric for the performance-based restricted stock, which again paid out at 0% of target as it had in 2011. This represented $695,250 of reported but unrealized compensation for the CEO for 2012. The Compensation Committee also reviewed the 2012 recommendations of proxy advisory firms. During 2012, the Compensation Committee revised USEC’s Peer Group to remove three larger companies to bring USEC’s revenue closer to the median of the Peer Group. As discussed above, changes were made to the 2012 executive compensation program in April 2012 prior to the results of the say-on-pay vote. During 2012, the Compensation Committee evaluated the overall level of CEO pay and the executive compensation program, taking into account the say-on-pay vote, and made changes effective January 1, 2013, as described above.

Highlights of Our Compensation Program and Pay-For-Performance

Our executive compensation program is built on a strong governance framework and pay-for-performance philosophy. Key design elements and features of this program are:

•	Our Compensation Committee exercises strong oversight of all elements of executive compensation;
•	Base salary in 2012 represented 30% or less of each NEO’s total direct compensation opportunity (22% for the CEO), with the remainder of compensation being variable or “at risk;”
•	The Committee uses an independent compensation consultant;
•
Based on a comprehensive pay-for-performance analysis conducted by the compensation consultant during 2012, the CEO’s realized compensation was below the 25th percentile of the Company’s Peer Group, a result that is within a range of the Company’s performance relative to its Peer Group, as described below under “Pay-for-Performance Assessment;”

•	USEC’s Peer Group was revised during 2012 to remove three larger companies;
•	Our NEOs’ stock ownership in all cases exceeds the stock ownership guidelines;
•	Our insider trading policy includes a “no-hedging” policy that prohibits employees and directors from hedging the economic interest in the USEC shares they hold;
•	Our equity incentive plan includes a compensation recovery or “clawback” provision that applies to all equity plan participants, as described below under “Recovery of Incentive Compensation;”
•	Our NEOs have only very limited perquisites – including financial planning and executive physicals – which benefit the Company as well as the NEOs;
•	There are no employment agreements with NEOs and severance is limited to two times base salary and bonus;
•
Change in control agreements are “double-trigger” requiring both a change in control and a separation from service within a specified period to receive benefits. These agreements provide for automatic renewal to protect employees; however, we retain the ability to terminate the agreements with sufficient notice;

•
Excise tax-gross ups have been eliminated from all change in control agreements, effective January 1, 2013; change in control benefits for the NEOs were also reduced from 2.5 times base salary and bonus to 2 times base salary and bonus; and

•
We have a strong risk management program with specific responsibilities assigned to the Board and its committees, and consideration of avoiding excessive risk in compensation decisions. See discussion of the compensation risk assessment performed under “Risk Assessment of Compensation Programs.”

Compensation Philosophy and Objectives

The Compensation Committee on behalf of the Board of Directors oversees an executive compensation program designed to enable USEC to attract and retain highly talented individuals. This program reflects the Company’s philosophy that the majority of an executive’s compensation should be based on his or her overall contribution to the success of the Company and the creation of long-term value for our stockholders. In keeping with this philosophy, the Compensation Committee has established the following objectives for the Company’s executive compensation program:

Objective	How We Implement Our Objectives
Compensation should be aligned with stockholders’ interests.	•Strong incentives to maximize long-term value for our stakeholders. •Long-term stock ownership by executives and performance incentives provide ongoing alignment.
Compensation should support our business strategy and objectives.
•Reward successful execution of our business plan by linking performance goals directly to our business plan.
•Stretch performance goals encourage innovation by executives while not encouraging excessive risk-taking.

Compensation should be structured to pay for performance.
•A substantial portion of the total compensation opportunity is variable and dependent upon the individual’s and the Company’s performance.
•2012 realized compensation was significantly below target opportunity compensation.

Compensation opportunities should be market competitive.
•Compensation and benefits programs are designed to provide competitive compensation relative to the labor markets for our executives while maintaining fiscal responsibility for our stockholders.
•We use Peer Group proxy data to review market compensation. In 2013 we revised our Peer Group so our revenues are closer to the median of the Peer Group.
•Overall base salaries and target total direct opportunity compensation are positioned at approximately the 50th percentile of the market using this data. In addition, by changing the Peer Group, that had the effect of lowering the median target compensation compared.
•Current significant challenges facing the Company and talent retention objectives warrant targeting higher levels of compensation for some individuals.

Compensation and benefits programs should encourage short-term and long-term retention.
•Our compensation and benefits programs are intended to encourage retention and reward continuity of service, which is particularly important due to the unique skill sets of our executives.
•Short-term retention is also important due to the challenges currently facing our business.

Role of Executive Officers in Compensation Decisions

•	CEO and other NEO pay are set by the independent Compensation Committee (other than base salaries, which are set by the Board upon recommendation by the Compensation Committee).
•
CEO and the Vice President of Human Resources provide support to the Compensation Committee and attend all Compensation Committee meetings but are not present for executive sessions or discussions of their individual compensation.

•	CEO provides performance assessments and compensation recommendations for each of the other NEOs and a self-assessment of his own performance.
•	CFO attends Compensation Committee meetings as needed to report on financial items.
•
Compensation Committee meetings often include an executive session without members of management present – during 2012 the Compensation Committee met 11 times, including eight times in executive session.

Role of Compensation Consultant and Compensation Consultant Conflicts of Interest

The Compensation Committee has retained a consultant, Pay Governance, to provide the committee with independent compensation data, analysis and advice. Pay Governance reports to the Compensation Committee and its chairman. Under the Compensation Committee’s charter, the Compensation Committee has sole authority to retain and terminate them and to approve their fees and other retention terms. The Compensation Committee periodically reviews the retention of the compensation consultant and in September 2012 hired Pay Governance to replace Mercer because they believed Pay Governance had the necessary experience in light of the Company’s financial circumstances and willingness to devote more senior resources to the assignment. Throughout 2012, the compensation consultant worked closely with the Compensation Committee and attended all Compensation Committee meetings and met with the Compensation Committee regularly in executive session. Examples of projects assigned to the compensation consultant during 2012 included market studies of executive pay and of Board pay, pay-for-performance analysis, review of the Peer Group for executive compensation benchmarking, a review of the value of Company equity owned by executives, a compensation risk-assessment, a review of walk-away values as of year-end, and advice on compensation best practices.

Neither Pay Governance nor Mercer perform or performed any other services for the Company or its affiliates and the Compensation Committee in hiring and retaining them during 2012 assessed whether their work raised any conflicts of interest and determined that no conflicts of interest existed.

Setting Executive Compensation

Each year, the Compensation Committee evaluates compensation levels for each of the executive officers of the Company. In setting compensation for 2012, the Compensation Committee reviewed and considered total compensation for each NEO, including a review of tally sheets that provide the value of (1) historic and current elements of each officer’s compensation (including savings plans, pension plans, health and welfare benefits and perquisites); (2) stock and stock options held by the executive at year-end in the Company’s incentive and benefits plans; and (3) a review of compensation that would be paid upon termination of employment under various scenarios.

Use of Peer Group and Survey Data

The Compensation Committee strives to set target opportunity compensation levels to be competitive with the market in which we compete for executive talent. We use compensation information from a peer group of publicly traded companies in specific industries in which we compete for executive talent. Currently, as the only publicly traded uranium enrichment company in the United States, we do not have direct publicly traded U.S. peers. Therefore, the Peer Group was selected by the Compensation Committee upon the recommendation of its compensation consultant taking into consideration: industry relevance (focusing on specialty chemicals, aerospace and defense, construction and engineering, utilities with nuclear operations, and other utilities); business operations; and roughly comparable size in terms of revenue. The Peer Group was not picked on the basis of executive compensation levels. During 2012, the Company revised the Peer Group to remove three larger companies to bring USEC’s revenue to closer to the market median of the Peer Group, while still maintaining the integrity of its previous Peer Group. The revised Peer Group includes the following 16 companies:

Albemarle Corp.	Cytec Industries Inc.	Orbital Sciences Corp.
Arch Chemicals Inc.	Esterline Technologies Corp.	Rockwell Collins Inc.
Arch Coal Inc.	FMC Corp.	Rockwood Holdings Inc.
Cameco Corp.	Goodrich Corp.	Teledyne Technologies
CONSOL Energy Inc.	Hexcel Corp.
Curtiss-Wright Corp.	OM Group

The Peer Group is different from the peer group index used in the performance graph included in our Form 10-K. That group is more focused on companies with similar business attributes, primarily utilities with nuclear power generation capabilities, but also including chemical processing companies and aluminum companies (that are also large users of electric power). Because of the limiations associated with publicly available Peer Group compensation data, our Compensation Committee does not benchmark, but uses Peer Group data on a limited basis to analyze the competitiveness of our target compensation and our general compensation philosophy.  Our Compensation Committee also has historically used commercially available survey data provided to it by its compensation consultant to identify market-median and other market elements related to our compensation program. During 2012, in lieu of using survey data, the Compensation Committee relied on its compensation consultant to provide information regarding market competitive compensation taking into account the uncertainties and challenges facing the Company.

Pay-for-Performance Assessment

In July 2012, the Compensation Committee reviewed a historical pay-for-performance analysis conducted by its compensation consultant to evaluate the alignment of pay to performance at the Company versus our Peer Group for the three-year period ended December 31, 2011. The analysis considered a comparison of each of the following over the three-year period:

•
How our performance compared with the Peer Group using operational and stockholder performance metrics — specifically earnings per share growth, revenue growth, earnings before interest, taxes, depreciation and amortization (EBITDA) growth and return on net assets, and total shareholder return;

•	How the potential compensation opportunity for our executives compared with our Peer Group; and
•
How the amount of cash compensation our executives earned plus the value of equity compensation as of a specified date as a percentage of (1) their potential (realizable) compensation and (2) our reported net income and average market capitalization compared with our Peer Group.

The analysis concluded that over the one and three-year measurement periods USEC’s financial performance has been at the bottom of its Peer Group and over the one-year period ended December 31, 2011, the CEO’s total realized cash compensation (base salary plus annual incentives) was also at the 25th percentile of the Peer Group and over the three-year period, the CEO’s realized total direct compensation (3-year average base salary plus annual incentives plus realized long term incentives) was below the 25th percentile of the Peer Group.

Elements of Executive Compensation

Total Direct Compensation

Summary of 2012 Total Direct Compensation

Compensation Element	Objectives	Key Features
Base Salary	•Provides a stable annual income at a level consistent with individual contributions.
•Adjustments are considered annually (or in the event of change in responsibilities) based on individual performance, level of pay relative to the market, internal pay equity, and retention considerations.

Quarterly Cash Incentive Awards	•Rewards the achievement of critical quarterly performance goals aligned with corporate strategic objectives. •Retains NEOs by providing market-competitive compensation.	•Quarterly Performance goals are predetermined and consist of corporate performance goals.
Annual Cash Incentive Awards*	•Rewards the achievement of critical annual performance goals aligned with corporate strategic objectives. •Retains NEOs by providing market-competitive compensation.	•Annual incentives can vary from 0% to 150% of the target amount. •Annual performance goals are predetermined and consist of individual performance measures.
Long-Term Incentive Awards (restricted stock and performance-based restricted stock)*
•Aligns NEO’s interests with long-term stockholder interests by linking part of each NEO’s compensation to long-term corporate stock performance, as well as rewarding total shareholder return performance.
•Provides opportunities for investment in and ownership of the Company, which is designed to promote retention and enable us to attract and motivate our NEOs.
•Retains NEOs through multi-year vesting of equity grants and by providing market-competitive compensation.
•Uses time-based and performance-based restricted stock to balance the multiple objectives. •Long-term equity awards generally vest in increments over a three-year period.

* Annual cash incentive awards and long-term incentive awards were suspended for 2013.

Observations Regarding the Mix of Total Direct Compensation

The charts below show the relative proportion of each element of total direct compensation for the CEO (based on 2012 target opportunity levels). The mix is the same for the other NEOs, except that the amount of variable or “at-risk” compensation is higher for the CEO than the other NEOs (78% for the CEO versus approximately 70% for the other NEOs) in light of his greater responsibility and ability to influence the Company’s results. During 2012, the target value of short-term incentives was greater than long-term incentives due to the focus during 2012 on critical shorter-term goals and retention of key employees.  Changes were made for 2013 as described under “Changes Made to the Compensation Program for 2013.”

Short-Term vs. Long-Term Incentive Pay Opportunity	Cash vs. Equity-Based Pay Opportunity	Fixed vs. Variable Pay Opportunity

Long-Term Incentive – Incentive compensation based on performance of greater than one year
Short-Term Incentive – Incentive compensation based on performance of one year or less
Cash – Compensation paid in the form of cash (base salary, annual incentive and quarterly incentive)

Equity – Restricted stock awards or other equity awards. Equity awards are “at risk”
Variable Pay – Compensation that can vary based on Company or individual performance. Variable pay is “at risk”
Fixed Pay – Base pay or salary

Base Salary

The Compensation Committee recommends base salary levels for executive officers, including the CEO, to the Board for its approval. The committee consults with the CEO with respect to the recommended base salaries for the other officers. The Compensation Committee’s compensation consultant provides market data to the committee for use in setting base salaries. In setting individual base salaries, consideration also is given to (1) the performance of the Company; (2) the individual performance of each executive, taking into account the recommendation of the CEO with respect to the performance and contribution of individuals and the individual performance measures under the annual incentive program; (3) the executive’s scope of responsibility in relation to other officers and key executives within the Company and internal pay equity; and (4) any retention issues.

Cost-of-living and limited merit-based adjustments of 3% to 8% were approved for the NEOs for 2012. Prior to this adjustment, the CEO had not had a cost-of-living or other base salary adjustment since 2008. Following these adjustments, base salaries for 2012 were as follows: Mr. Welch: $927,000; Mr. Barpoulis: $447,700; Mr. Saba: $420,000; Mr. Sewell: $484,100; and Mr. Van Namen: $446,000. Base salaries affect other elements of total compensation, including annual incentives, long-term incentives, and retirement benefits. In setting base salaries for the NEOs, the Compensation Committee considers the effects on other elements of total compensation.

In November 2012, an increase of 8.5% was made to the base salary of Mr. Van Namen and increases of 6% were made to the base salaries of Mr. Barpoulis and Mr. Saba to reflect additional responsibilities as part of a senior executive realignment.  Following these adjustments, base salaries were as follows: Mr. Welch: $927,000; Mr. Barpoulis: $475,000; Mr. Saba: $445,000; Mr. Sewell: $484,100; and Mr. Van Namen: $484,000.

Incentive Compensation

For 2012, the annual target awards for the NEOs under the incentive programs were as follows:

Name	2012 Annual Incentive Program Target Award (as a percentage of base salary)	2012 Quarterly Incentive Plan Target Award (as a percentage of base salary)	2012 Total Long- Term Incentive Program Target Award (as a percentage of base salary)	Total 2012 Incentive Target Award (as a percentage of base salary)
John K. Welch	100%	100%	150%	350%
John C. Barpoulis	70%	70%	110%	250%
Peter B. Saba	70%	70%	90%	230%
Philip G. Sewell	70%	70%	110%	250%
Robert Van Namen	70%	70%	110%	250%

Annual Incentive

The Compensation Committee sets annual incentive awards and performance goals for NEOs under our annual incentive program under the 2009 Equity Incentive Plan. Annual incentives for the NEOs and other eligible executives are paid in cash, in recognition that all of the NEOs already have substantial USEC equity ownership. Target incentive opportunities are expressed as a percentage of base salary, which percentage is determined by the Compensation Committee based on position, market data provided by the compensation consultant, and our overall compensation philosophy, which emphasizes performance-based compensation. Target annual incentive opportunities have been the same for our NEOs for a number of years, at 100% of base salary for our CEO and 70% for each of the other NEOs.

Actual potential payout levels range from zero to a maximum of 150% of target, with proportional payments for achievement between threshold and target and target and maximum. The Compensation Committee reviews and certifies the annual incentive achievement level and incentive payment for each NEO. The Compensation Committee may adjust performance-based criteria or awards in recognition of unusual or non-recurring events and has the authority under the 2009 Equity Incentive Plan to reduce the value of awards. For 2012, the Compensation Committee determined the achievement level for each of the NEOs to be 90% of target. Annual incentives were paid in February 2013.

For NEOs, 2012 annual incentive awards were determined based on the achievement of individual performance measures (referred to as “key performance objectives”), described in the table below. Weighting of each key performance objective varied by NEO, based on the NEO’s functional area of responsibility.

Key Performance Objective	Difficulty
Core Operations.  Manage core operations such that performance in the following areas supports the transition to a solid business foundation subsequent to cessation of enrichment at the Paducah gaseous diffusion plant and expiration of the Russian highly enriched uranium (HEU) Contract: (1) Paducah production (including securing a tails program and extended operations if economically viable), (2) sales of SWU under the transitional supply arrangement (TSA), (3) sales of SWU and delivery optimization under the Russian HEU contract, (4) spent fuel storage/transportation and nuclear business service; and (5) new sales in emerging/non-traditional markets.

Achievement of initiatives in these five areas involved targeted cost reductions, consummation of an agreement to continue enrichment at the Paducah plant, gross profit margin on Russian HEU contract deliveries, new sales and performance of NAC versus budget that involved substantial effort and initiative.

American Centrifuge Project (ACP) Transition.  Execute an effective ACP transition to a platform that will preserve its future value and offer the opportunity to benefit from its commercialization potential. Actions for this purpose will be based on availability of RD&D funding. If funding is available, implement the RD&D program on a cost-shared basis with DOE leading to validation of the ACP technology and technical risk reduction needed to secure financing under DOE’s loan guarantee program. If RD&D funds are not available, execute a stand-alone research and development program (absent RD&D funding) that maintains USEC’s technology rights and advances SWU performance, value engineering, cost reduction and machine reliability. Plan for and implement project demobilization, if necessary.

This includes achievement of objectives relating to obtaining RD&D program funding and RD&D program execution and the development of an ACP commercialization plan. Achievement in these areas requires significant effort and initiative.

Transition Business Unit Functions and Re-engineer Corporate Organization structure. Paducah preparation for the turnover to the DOE post-enrichment; address remaining Portsmouth government services issues, including payment of amounts owed to the Company; and assess and implement corporate organization re-engineering to improve business unit performance and corporate overhead structure.

This includes efforts with respect to the transition of the Paducah plant, achieving corporate overhead reductions, pursuing claims for outstanding government services receivables. Due to the number of risks and uncertainties, implementation of a smooth transition plan involves a great deal of strategic planning and substantial effort and initiative.

Ensure Sufficient Liquidity and Improve Credit Profile. Ensure that the Company maintains sufficient liquidity to meet company needs and take steps to reduce costs, to reduce liabilities and exposures and to improve the Company’s overall credit profile.

This includes achievement of objectives relating to identified cost reductions, the renewal of our credit facility and the development of plans to address the 2014 maturity of our convertible notes and other key liabilities. Achievement of these objectives involves substantial effort and initiative.

Strategic Alternatives/Define the Future.  Assess strategic alternatives and develop strategic plan for future, including assessment of commercial deployment/expansion of ACP versus deployment of other enrichment technologies and non-enrichment paths. Pursue strategic business alternatives involving partnerships, joint ventures, teaming, consortia, etc. with other enrichers and/or nuclear business entities to enhance stockholder value and provide the opportunity for future business growth.
This includes efforts to explore strategic business opportunities and achievement of these objectives involves substantial effort and initiative, including the involvement of third parties.

For NEOs (other than the CEO), their individual objectives were a more detailed subset of these objectives with a focus on their functional area. For example, Mr. Barpoulis’ specific objectives as CFO generally related to financial matters and financing for the ACP; Mr. Saba’s specific objectives as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary generally related to legal matters and matters related to financing for the ACP; Mr. Sewell’s specific objectives as Senior Vice President and Chief Development Officer generally related to American Centrifuge and Russian HEU program management matters; and Mr. Van Namen’s specific objectives as Senior Vice President and Chief Operating Officer generally related to uranium enrichment operations and marketing and sales matters. Each of the NEOs’ key performance objectives were designed to challenge the executive and be difficult to achieve.

Long-Term Incentives

In April 2012, the Compensation Committee, in consultation with its compensation consultant, approved revisions to the long-term incentive program (LTIP) under the 2009 Equity Incentive Plan to better motivate individuals to achieve our near-term objectives and provide for additional retentive features. The Compensation Committee terminated the prior three-year performance-based cash incentive program and replaced it with a cash performance-based quarterly incentive program (“QIP”) with different performance measures, described below. The Compensation Committee also reduced the target value of the restricted stock portion of the long-term incentive program and shifted that value to the 2012 QIP to make the annualized value of the 2012 QIP equal in value to the target annual cash incentive.

Annualized target award levels for the NEOs under the LTIP for 2012 were as follows:

Name	Restricted Stock Target % of base salary	Performance-Based Restricted Stock Target % of base salary	Total LTIP Target % of base salary
John K. Welch	75%	75%	150%
John C. Barpoulis	50%	60%	110%
Peter B. Saba	40%	50%	90%
Philip G. Sewell	50%	60%	110%
Robert Van Namen	50%	60%	110%

The target number of shares of restricted stock was determined by dividing the Company’s stock price of $0.81 per share on May 8, 2012 (seven days after the release of earnings for the first quarter ended March 31, 2012) into the value of the stated percentage of base salary represented by the award.

Restricted Stock Awards. Restricted stock granted in 2012 vests ratably over three years, subject to accelerated vesting under certain circumstances. Restricted stock serves as a retention component of the NEO’s total direct compensation and further aligns the interests of executives with stockholders through promoting significant share ownership by our NEOs. However, as described above under “Effect of 2012 Performance on NEO Compensation,” restricted stock awards have not achieved their full value to the NEOs as a result of decreases in the market value of our common stock.

Performance-Based Restricted Stock. In 2012, executives received a one-year performance-based award of restricted stock that, if earned, would have vested over three years (the “Performance-Based Restricted Stock”). Actual awards were determined by relative performance during the period January 1, 2012 through December 31, 2012 against total shareholder return (TSR) of the Russell 2000 (without dividends). We chose a TSR metric because this metric is important to stockholders. Threshold, target and maximum payouts (with prorated payouts for performance between threshold and target and between target and maximum) are shown below. The target level (100%) was set at the median of the Russell 2000, which was viewed as reasonably achievable through solid performance, and payout at the 150% level would have required TSR performance significantly above average.

USEC TSR performance versus the Russell 2000 TSR without dividends (percentile)	Level	Achievement Level
75th percentile or higher	Maximum	150%
50th percentile	Target	100%
25th percentile	Threshold	25%
Below 25th percentile		0%

USEC TSR was below the 25th percentile of the Russell 2000 TSR, so no awards were earned in 2012. No awards of performance-based restricted stock were earned in 2011. The amounts shown in the Summary Compensation Table under “Stock Awards” reflect the grant date fair value as determined under applicable accounting standards and this amount was not realized by the executives.

2012 Quarterly Incentive

In April 2012, the Compensation Committee approved a quarterly performance-based cash incentive program under the USEC Inc. 2009 Equity Incentive Plan for the Company’s NEOs and certain other key employees. It was designed to focus rewards on a limited number of highly important short-term targets that were related to the significant decisions that needed to be made in 2012 regarding major aspects of the Company’s business. Under the 2012 Quarterly Incentive Plan (the “2012 QIP”), the participants were awarded the right to earn cash. There were four quarterly performance periods in 2012. Actual payout of these awards was determined by the performance of the Company during the quarterly performance period against one or more pre-determined goals relating to the completion or attainment of objectively determinable targets with respect to the Company’s strategic business objectives. The goals were the same for each of the NEOs. Each goal was given a percentage weight, with the sum of goals for each quarterly period totaling 100% of the executive’s target award. Target awards attributable to a goal were earned based on the satisfaction of the goal within a quarterly period. The goals were designed to be achievable but to require significant effort. The annualized value of the target award levels for the NEOs under the 2012 QIP was the same as their target annual incentive opportunities, which were 100% of base salary for the CEO and 70% of base salary for each of the other NEOs. Quarterly incentive opportunities were one-fourth of this amount for each of the NEOs. For 2012, quarterly incentives for each of the NEOs were paid out at 100% based on the achievement of the performance measures (weighted as indicated in the table) described in the table below.

First Quarter 2012
• Closing of a credit facility to provide adequate liquidity for on-going business operations for at least twelve months. (50%)
• Execution of an agreement with DOE that results in the transfer of the equivalent of $44 million in uranium. (50%)

Second Quarter 2012
• Secure the balance of fiscal year 2012 ACP RD&D program funding from DOE. (40%)
• Execute agreements for the extension of enrichment at Paducah on a basis projected to provide comparatively positive and incremental cash flow and gross profit to the Company. (40%)
• Working with third party advisors, implement first phase of plan to re-align organizational structure and achieve cost reductions to align with future business state. (20%)

Third Quarter 2012
• Implement next stage of cost reductions pursuant to management’s organization action plan, which identifies savings in health and welfare benefits. (15%)
• Manage multi party agreement for depleted uranium tails enrichment to ensure all deliveries are on time and within specifications. (25%)
• Develop initial Paducah transition, inventory and asset recovery plan for period following expiration of depleted uranium enrichment agreement. (20%)
• Meet all required conditions and deliverables under cooperative agreement with DOE for the RD&D program, including establishment of American Centrifuge Demonstration, LLC governance structure and other conditions necessary to obtain authorization to incur costs during the remainder of program budget period 1 (08/01/12 – 11/30/12) and DOE assumption of remainder of tails liability. (25%)
• Develop initial American Centrifuge Plant commercialization plan. (15%)

Fourth Quarter 2012
• Ensure adequate funding is provided for the RD&D program through the end of calendar year 2012 and obtain funding for Government Fiscal Year 2013 (or ensure sufficient funding is available in a continuing resolution to continue the program). (20%)
• Develop a balance sheet restructuring plan with third party advisors. (20%)
• Establish Transitional Supply Agreement (“TSA”) delivery logistics for 2013 and the customer(s) sales commitment for the TSA SWU delivered in 2013. (15%)
• Successfully execute the RD&D program through the end of 2012 in compliance with the expected requirements of the cooperative agreement with DOE. (20%)
• Implement ACP commercialization plan on schedule, including development of an updated project cost and schedule estimate and initial implementation of ACP output sales strategy. (25%)

2012 Special Performance Bonus

From time to time, the Company has issued special cash bonuses to executives and other key employees in recognition of performance. During 2012, Mr. Saba was awarded a special cash bonus of $20,000 in recognition of significant work done regarding the Company’s efforts to obtain financing for the American Centrifuge project. This bonus was paid in March 2012.

Changes to the Incentive Program for 2013

Suspension of Annual Incentive Program and Long-Term Incentive Program for 2013. On January 10, 2013, the Compensation Committee suspended the Annual Incentive Program and the Long-Term Incentive Program for 2013 under the USEC Inc. 2009 Equity Incentive Plan and shifted the value of these programs at a reduced target level into a new quarterly cash incentive plan, referred to below as the 2013 QIP.

2013 Quarterly Incentive Plan. On January 10, 2013, the Compensation Committee approved a new quarterly performance-based cash incentive program under the USEC Inc. 2009 Equity Incentive Plan for the NEOs and certain other key employees. The 2013 Quarterly Incentive Plan (the “2013 QIP”) replaces the 2012 QIP. Awards under the 2013 QIP are earned based on performance during a three-month performance period in the form of cash paid after the end of the quarterly period, provided the quarterly period goals have been attained. An executive’s target award under the 2013 QIP is equal to the sum of their (1) Part A target award and (2) Part B target award. The Part A target award is intended to represent an executive’s historical annual incentive compensation opportunity (and will be considered in calculating such executive’s severance, change in control and retirement benefits). The Part B target award is intended to represent a portion of the executive’s historical long-term incentive compensation opportunity (including the portion of the Long-Term Incentive Program that for 2012 was shifted into the 2012 Quarterly Incentive Plan), with a 25% reduction in the target value of the long-term incentive component to take into account the reduced program risk as a result of the shorter performance measurement period and shift from equity-based to cash incentive. The table below shows the Part A and Part B target awards for the NEOs on an annualized basis. Target awards for each quarterly period will be 25% of the annualized amounts included in the table below:

Name	2013 QIP Part A Annualized Target Award (as a percentage of base salary)	2013 QIP Part B Annualized Target Award (as a percentage of base salary)	2013 QIP Total Annualized Target Award (as a percentage of base salary)
John K. Welch	100%	187.5%	287.5%
John C. Barpoulis	70%	135%	205%
Peter B. Saba	70%	135%	205%
Philip G. Sewell	70%	135%	205%
Robert Van Namen	70%	135%	205%

Actual payout of these awards will be determined by the performance of the Company during the quarterly performance period against one or more quarterly period goals reflecting the corporate needs to be accomplished in the quarterly period to ensure the achievement of the Company’s short-term strategic objectives and to maximize enterprise value. Each goal will be given a percentage weight, with the sum of goals for each quarterly period totaling 100% of the executive’s target award. The goals for Part A and Part B target awards will be the same and will be weighted the same for Part A and Part B.

Target awards attributable to a goal will be earned, if at all, based on the satisfaction of the goal within a quarterly period, as determined by the Compensation Committee. If a goal is not satisfied within a quarterly period to warrant a full or partial payout, the Compensation Committee, in its discretion, shall determine whether or not to reaffirm the target award opportunity for the next quarterly period. The value of any goal that is reaffirmed and carried forward may be retained or may be reduced up to 100% to reflect that the goal was not achieved in accordance with its original terms, with the amount of such reduction determined at the discretion of the Compensation Committee. The portion of the target award attributable to any goals not achieved in the quarterly period and not carried forward will be forfeited. Any portion of the target award relating to a goal that is not met by the end of the calendar year will be forfeited. While it is contemplated that the goals will be such that they will be achieved or not achieved during a quarterly period, following the completion of the calendar year, for any goals that have not been fully achieved by the last day of the calendar year but for which significant progress has been made, the Compensation Committee in its discretion may award a partial target award payable with respect to any goal. The Compensation Committee may also exercise negative discretion to reduce the amount of any target award payable with respect to any goal or any quarterly period. In no event will any goal be paid out, whether originally or carried forward, at more than 100% of target.

If, prior to the payout of an award with respect to a performance period (1) there is a change in control of the Company and an executive’s employment is terminated by the Company other than for cause (or is terminated by the executive for good reason) (i.e., “double trigger”), awards for the quarter will vest as though earned and be paid regardless of performance; (2) an executive’s employment is terminated by the Company other than for cause, prorated awards will vest and be paid in accordance with actual performance after the end of the quarterly performance period at the same time as other awards are paid to executives; and (3) an executive leaves the Company due to death or disability, prorated awards will be fully vested and paid regardless of performance. Notwithstanding the forgoing, awards with respect to any goals that have been carried forward from a prior quarterly period will vest and be paid in accordance with actual performance through the date of termination. To the extent a carry forward goal has not been attained by the date of termination, the target award relating to that goal will be forfeited. Performance must be certified by the Compensation Committee prior to any award being paid (other than on death, disability or change in control).

Indirect Compensation

Retirement Plans

We provide our executive officers with health, welfare and retirement programs comparable to those provided to employees and executives at other companies in similar industries. The benefit plan descriptions here and in the Pension Benefits in Fiscal Year 2012 table provide an explanation of the major features of these benefit plans.

Savings Plans. NEOs have the opportunity to participate in two defined contribution savings plans: The USEC Savings Program and the USEC Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was suspended, effective January 1, 2013.

The USEC Savings Program is a tax-qualified broad-based 401(k) employee savings plan. USEC Inc. employees, including the NEOs, are able to contribute the lesser of up to 50% of their annual base salary or dollar limits established annually by the Internal Revenue Service (“IRS”) ($17,000 in 2012 and $17,500 in 2013). The Company matches 100% of the first 3% of pay that is contributed to the USEC Savings Program and 50% of the next 2% of pay contributed. Employee contributions are fully vested upon contribution and Company match contributions vest 50% after two years of service and 100% after three years of service.

The Deferred Compensation Plan is intended to be a non-qualified deferred compensation plan that complies with the regulations of Section 409A of the Internal Revenue Code. During 2012, participants in the Deferred Compensation Plan could elect to defer up to a maximum of 90% of base salary and a maximum of 100% of cash bonus amounts received through the Company’s incentive compensation programs. The Company matched participant contributions under the Deferred Compensation Plan at the rate that would apply if they had been contributed to the USEC Savings Program without regard for any statutory limitations, reduced by amounts contributed to the USEC Savings Program. More information regarding the Deferred Compensation Plan can be found in the narrative accompanying the Nonqualified Deferred Compensation in Fiscal Year 2012 table.

Pension Plans. NEOs (all of whom were hired prior to September 1, 2008 and are therefore eligible to participate in the Employees’ Retirement Plan) have the opportunity to participate in a qualified pension plan, a pension restoration plan and one of two supplemental executive retirement plans (each, a “SERP”).

The Employees’ Retirement Plan of USEC Inc. is a broad-based, tax-qualified defined benefit pension plan whose maximum benefits are limited by legislation, while the USEC Inc. Pension Restoration Plan is a non-qualified supplemental pension benefit that is designed to continue the accrual of pension benefits that exceed the legislated limits under the Employees’ Retirement Plan of USEC Inc. Information regarding the calculation of benefits under the Employees’ Retirement Plan of USEC Inc. and the USEC Inc. Pension Restoration Plan can be found in the narrative accompanying the Pension Benefits in Fiscal Year 2012 table.

We also maintain two SERPs. Mr. Sewell is the only active participant in the USEC Inc. 1999 Supplemental Executive Retirement Plan (the “1999 SERP”). No additional participants were added after 2001. The 1999 SERP provides Mr. Sewell with a benefit calculated in the form of a monthly annuity equal to 55% of his final average compensation commencing at the later of termination of employment or age 62, with offsets for benefits received under our retirement programs and any U.S. government retirement program to which the Company contributed, and Social Security benefits. More information regarding the calculation of benefits payable to Mr. Sewell under the 1999 SERP can be found in the narrative accompanying the Pension Benefits in Fiscal Year 2012 table.

The other NEOs participate in the USEC Inc. 2006 Supplemental Executive Retirement Plan (the “2006 SERP”). The 2006 SERP was designed to be less expensive than the 1999 SERP. As applicable to the CEO, the 2006 SERP incorporates the terms of a SERP agreed to with Mr. Welch in September 2005 in connection with setting his initial terms of employment. We agreed to provide Mr. Welch a benefit equal to 30% of final average pay with five years of service, increasing to 40% with seven years of service and 50% with ten or more years of service, with offsets for benefits received under our other retirement programs and Social Security benefits, commencing at the later of termination of employment or age 60. As applicable to participants other than the CEO, the 2006 SERP provides for a monthly supplemental retirement benefit equal to 2.5% of final average pay for each year of service, to a maximum benefit of 50% after 20 years of service, with offsets for benefits received under our other retirement programs and Social Security benefits, commencing at the later of termination of employment or age 55. More information regarding the calculation of benefits under the 2006 SERP can be found in the narrative accompanying the Pension Benefits in Fiscal Year 2012 table. Participation in the 2006 SERP is contingent on the participant’s agreeing to comply with certain restrictive covenants relating to confidentiality, non-competition and non-solicitation of Company employees for a period of time following his termination of employment.

Although these SERP benefits represent a significant compensation cost to the Company, the Company believes they continue to provide important retentive value to executives, in particular in light of the significant unrealized compensation by the NEOs due to declines in the value of the Company’s equity. Unlike the qualified pension plans, the SERPs are unfunded obligations of the Company and these benefits could be lost under certain circumstances. Therefore, the Company believes that executives are motivated to take actions that maximize enterprise value and increase the likelihood of full payment of these unfunded SERP benefits.

Severance Arrangements

Executive Severance Plan. We believe that in the absence of employment agreements between the Company and its key employees, it is appropriate to have a reasonable severance policy in place in order to attenuate concerns about short-term continuity of income and allow executives to focus on the Company’s business. The USEC Inc. Executive Severance Plan (the “Executive Severance Plan”) was approved by the Board in 2008. On January 10, 2013, the Compensation Committee approved the amendment and restatement of the Executive Severance Plan, effective January 1, 2013 to provide for a temporary enhanced severance benefit in light of the challenges facing the Company. The Compensation Committee believes that this enhancement, which only requires cash payment in the event of a termination, provides a cost-effective means of addressing retention concerns. Under the Executive Severance Plan, if an executive officer is terminated by the Company without cause, he is eligible to receive: (1) a prorated share of his current incentive (payable at the end of the performance period based on actual performance) up to the date of termination; (2) a lump sum cash severance (the “Lump Sum Cash Severance Benefit”); and (3) continuation of medical and dental coverage as well as life insurance (“Continuing Severance Benefits”) paid for by the Company for a period of time after termination (the “Severance Period”) (or until he receives similar coverage from a subsequent employer, whichever occurs first) and outplacement assistance services. The amendment to the Executive Severance Plan temporarily (1) increases the Lump Sum Cash Severance Benefit for the NEOs from one times annual base salary and bonus to two times annual base salary and bonus; and (2) increases the Severance Period during which the executive is entitled to Continuing Severance Benefits from one year to two years. Under the Executive Severance Plan, these increased benefits will revert back to their prior level effective January 1, 2015. Bonus under the Executive Severance Plan has historically been calculated as the average of the three most recent annual incentive bonuses paid to the executive prior to the date of termination. In light of the changes to the executive incentive program for 2013 described above, the definition of bonus under the Executive Severance Plan was revised to include the Part A target award under the 2013 QIP (which is intended to represent an executive’s historical annual incentive compensation opportunity) and to exclude the Part B target award under the 2013 QIP (which is intended to represent a portion of the executive’s historical long-term incentive compensation opportunity). The amendment also extended the duration of the restrictive covenants relating to non-competition and non-solicitation from one year to two years to be aligned with the Severance Period. This will also revert back to one year effective January 1, 2015. More detail is provided in the narrative accompanying the Potential Payments Upon Termination or Change in Control at Fiscal Year-End December 31, 2012 table.

Change in Control Agreements. We believe that change in control agreements are an important tool for executive retention and the retention of other key employees. The Company has from time to time been engaged in reviews of its strategic alternatives and these agreements have been important in retaining our executives. We have entered into change in control agreements with each of the NEOs. These agreements have an initial term of three years, which is automatically extended for additional one-year periods unless the Board has given notice of non-renewal. We believe it is important to protect executives with change in control agreements from termination of those agreements on short notice. Upon a change in control, the agreements will expire no earlier than three years following the date that the change in control occurs. A change in control is generally defined as the acquisition by a person of 30% or more of the voting power of the Company, a change in the majority of the Company’s Board, the consummation of certain mergers or consolidations involving the Company, a sale or disposition of 40% or more of the Company’s assets, or a liquidation of the Company involving the sale of at least 40% of the Company’s assets. A restructuring of the Company’s balance sheet that is approved by a majority of the Company’s Board prior to the consummation of such restructuring transaction is not a change in control.

The change in control agreements provide each NEO with certain benefits if there is a change in control of the Company and within a protected period beginning three months before and ending three years after that change in control (the “protected period”) the Company terminates his employment for any reason other than cause, or the executive terminates his employment for “good reason” (as defined in the agreement). We believe this “double trigger” is appropriate because the purpose of the change in control agreements is to provide enhanced severance protection and not to provide a windfall upon the change in control. These benefits are in lieu of any severance benefits the NEO would otherwise be eligible to receive under our Executive Severance Plan.

Under the terms of each NEO’s change in control agreement as in effect during 2012, if during a protected period he is terminated other than for cause or terminates his employment for “good reason,” he would receive a cash payment of his unpaid base salary through the date of termination plus all other amounts to which he was entitled under any compensation or benefit plan of the Company. In addition, as a change in control payment, he would receive a cash lump sum payment equal to two and a half times the sum of his annual base salary and bonus (the “Change in Control Lump Sum Benefit”). In addition, under the terms of each agreement, the Company would provide him and his dependents with continuation of life, accident and health insurance benefits (“Continuing Change in Control Benefits”) for two and a half years following such termination of employment (the “Covered Period”), or, if sooner, until he is covered by comparable programs of a subsequent employer. In addition, the executive will receive two and a half additional years of service for purposes of retirement plan benefits under the SERPs (the “Additional Pension Credit”). In order to receive benefits under the change in control agreement, the NEO must comply with the non-competition, non-solicitation, and confidentiality provisions of the change in control agreement during the term of the agreement and for two and a half years after the termination of the agreement. Under the change in control agreements as in effect during 2012, if the executive receives payments, whether or not under his or her agreement that would subject him to any federal excise tax due under Section 4999 of the Internal Revenue Code, either his severance payments would be reduced so as not to trigger the excise tax or, if it would produce a larger net benefit, the executive will receive a cash payment equal to the amount of the excise tax, which would partially reimburse the executive for the amount of the tax (an “Excise Tax Gross-Up”). The Compensation Committee previously determined that beginning in 2011, new or materially amended agreements will not provide for an excise tax gross-up. For details of potential payments under the above arrangements as of December 31, 2012, see the Potential Payments Upon Termination or Change in Control at Fiscal Year-End December 31, 2012 table.

The change in control agreements for the NEOs were revised, effective January 1, 2013, to: (1) reduce the Change in Control Lump Sum Benefit for the NEOs from two and a half times annual base salary and bonus to two times annual base salary and bonus; (2) reduce the Covered Period during which the executive is entitled to Continuing Change in Control Benefits from two and a half years to two years; (3) to eliminate the Additional Pension Credit and the Excise Tax Gross-Up; and (4) to provide that a restructuring of the Company’s balance sheet that is approved by a majority of the Company’s Board prior to the consummation of such restructuring transaction is not a change in control. These changes were made to be more aligned with what is considered market competitive following a review of the Company’s severance and change in control arrangements. Bonus under the change in control agreements has historically been calculated as the average of the three most recent annual incentive bonuses paid to the executive prior to the date of termination. In light of the changes to the executive incentive program for 2013 described above, the definition of bonus under the change in control agreements was revised to include the Part A target award under the 2013 QIP (which is intended to represent an executive’s historical annual incentive compensation opportunity) and to exclude the Part B target award under the 2013 QIP (which is intended to represent a portion of the executive’s historical long-term incentive compensation opportunity). The change in control agreements were also revised to reduce the duration of the restrictive covenants relating to non-competition and non-solicitation from two and a half years to two years to be aligned with the Covered Period.

Cancellation of Unexercised Options. In consideration for being eligible to participate in the 2013 QIP, each of the NEOs agreed to the cancellation of their existing 2,190,445 unexercised stock options (Mr. Welch, 915,833; Mr. Barpoulis, 331,608; Mr. Saba, 154,776; Mr. Sewell, 432,614; Mr. Van Namen, 355,614), all of which had an exercise price significantly above the current market price for the Company’s common stock.

Limited Perquisites

We maintain a limited number of perquisites for senior executive officers, including an annual financial counseling allowance of $7,500 ($20,000 for the CEO) and an annual executive physical valued at approximately $4,000. We also reimburse the CEO for annual dues for up to two business or social organizations or clubs. Perquisites do not represent a significant compensation element for any of the NEOs.

Recovery of Incentive Compensation

Our equity incentive plan includes a compensation recovery or “clawback” provision that requires repayment of all payments in settlement of any awards earned or accrued (including annual and long-term incentives) during the 12-month period following the first public issuance or filing with the SEC of a financial document that is subsequently restated as a result of misconduct. The clawback applies to a grantee who knowingly or through gross negligence engaged in or failed to prevent the misconduct, or who is subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002. In addition, we intend to adopt a clawback policy that implements any final rulemaking under Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and in 2011 we amended our equity incentive plan to implement this policy once adopted.

Hedging Prohibition

As part of our insider trading policy, our directors, executives and other employees are prohibited from entering into short sales or engaging in hedging transactions involving our securities.

Stock Ownership Guidelines

The Compensation Committee has established stock ownership guidelines which apply to all executive officers and certain other employees. The amount required to be retained is 300,000 shares for the CEO and 65,000 shares for all other NEOs. As of December 31, 2012, all of the NEOs had significantly exceeded the stock ownership guidelines. Although at current stock prices, these guidelines represent less than 1x annual base salary, the Compensation Committee has determined not to revise the guidelines given the significant declines in and uncertainty regarding the Company’s stock price. Since joining the Company in 2005, the CEO has not sold any shares of USEC stock (other than shares withheld at vesting to pay withholding taxes). The CEO has received stock awards with an aggregate grant date fair value of approximately $9 million, however, as of December 31, 2012, the 1,969,537 shares of common stock held by the CEO had a value of only $1,043,855 due to the declines in the Company’s stock price. To achieve a multiple of 5x his annual base salary of $927,000, based on the Company’s stock price which was $0.53 as of December 31, 2012, the CEO would have been required to purchase almost 7,000,000 additional shares of common stock (approximately 5% of the Company’s outstanding common stock). The Compensation Committee determined that the CEO and other NEOs already hold significant equity and increasing their stock ownership requirement will not increase their alignment with the Company’s stockholders.

Tax and Accounting Treatments of Elements of Compensation

In its deliberations, the Compensation Committee considers the potential impact of Section 162(m) of the Internal Revenue Code. Section 162(m) currently disallows a tax deduction for the Company for individual executive compensation exceeding $1 million in any taxable year for the CEO and certain of our other NEOs, other than compensation that is performance-based under a plan that is approved by the stockholders of the Company and that meets certain other technical requirements. Annual incentive awards, performance-based restricted stock and the new performance-based long-term cash incentive are generally intended to meet the performance-based compensation requirements, while base salary and time-vested restricted stock are not.

While we take efforts to design certain components of executive compensation to preserve deductibility, we believe that stockholder interests are best served by not restricting our discretion and flexibility in crafting compensation programs, even though such programs may result in certain non-deductible compensation expenses. To the extent that the Company does not have taxable income, the value of tax deductions under Section 162(m) is significantly reduced. Accordingly, the Compensation Committee may approve compensation arrangements for certain officers for 2013 that are not fully deductible. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding our efforts, that compensation intended to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

In addition, in structuring compensation arrangements, we intend to permit participants to avoid potential tax penalties under Section 409A of the Internal Revenue Code. We also take into account the impact of potential gross-up payments by the Company to cover federal excise taxes due under Section 4999 of the Internal Revenue Code.

We consider the accounting and dilution impact of equity awards made to executive officers. We account for our equity incentive grants under FASB Accounting Standards Codification Topic 718.

Director Compensation

Director compensation is established by the Board upon the recommendation of the Compensation Committee. In recommending director compensation, the Compensation Committee consults with its compensation consultant. The Compensation Committee conducted a review of director compensation during 2012 using compensation information from the Peer Group used for executive compensation purposes. During 2011, changes were made to director compensation for 2012, including a reduction in the value of the annual restricted stock unit grant, as described under “Compensation of Directors.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K (Section 229.402(b)) with management. Based on this review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K.

Compensation Committee

M. Richard Smith, Chairman
Sigmund L. Cornelius
Joseph T. Doyle

Risk Assessment of the Compensation Programs

The Compensation Committee reviews the Company’s compensation policies and practices for all employees, including executive officers, and has determined that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee also considers whether our compensation programs include certain design features which have been identified as having the potential to encourage excessive risk-taking when part of the plan design at other companies, such as: too much focus on short-term objectives, too much weight on one metric or objective, too many objectives or improper weighting of objectives, compensation mix overly weighted to cash, excessive use of stock options, and unreasonable award levels or goals. The Compensation Committee has noted several design features of the Company’s compensation programs for executives that reduce the likelihood of excessive risk-taking: the program design provides a balanced mix of fixed and variable pay, cash and equity, and short-term and long-term incentives, multiple, balanced performance metrics are used, maximum payout levels for incentive awards are capped, the Compensation Committee has downward discretion over incentive program awards, and the Company’s equity incentive plan allows the Company to “clawback” payments to those engaged in misconduct related to a restatement of the Company’s financial results. The Compensation Committee has determined that, for all employees, the Company’s compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

In making the changes to the Company’s compensation programs for executives for 2013, in particular the shift of all incentive compensation to short-term quarterly cash incentives, the Compensation Committee considered the above factors.  In particular, the Compensation Committee considered the use of multiple balanced performance metrics and the discretion granted to the Compensation Committee to adjust or reduce performance, and the importance of incentivizing management to achieve critical short-term goals and to provide retention of key executives, and concluded that the changes did not encourage excessive risk.

2012 Summary Compensation Table

The following table sets forth information regarding the compensation of our NEOs for the years ended December 31, 2010, 2011 and 2012.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Comp- ensation ($)(5)	Change in Pension Value and Non-Qualified Deferred Comp- ensation Earnings ($)(6)	All Other Comp- ensation ($)(7)	Total ($)
John K. Welch	2012	$919,731	$0	$1,390,500	$ 0	$1,761,300	$1,185,709	$ 64,876	$5,322,116
President and CEO	2011	$900,000	$0	$1,236,192	$ 0	$ 858,375	$3,427,750	$114,561	$6,536,878
	2010	$900,000	$0	$1,575,000	$675,001	$1,164,600	$2,068,430	$ 84,510	$6,467,541

John C. Barpoulis	2012	$449,867	$0	$492,470	$ 0	$ 595,443	$ 282,123	$ 10,000	$1,829,903
SVP and CFO	2011	$428,617	$0	$470,298	$ 0	$ 324,809	$ 285,581	$ 9,800	$1,519,105
	2010	$440,654	$0	$513,602	$256,800	$ 380,941	$ 193,221	$ 22,405	$1,807,623

Peter B. Saba	2012	$434,683	$20,000	$378,000	$ 0	$ 558,600	$ 260,904	$ 10,000	$1,662,187
SVP, General Counsel, Chief Compliance	2011	$404,813	$35,000	$357,125	$ 0	$ 298,428	$ 171,072	$ 9,800	$1,276,238
Officer and Corporate Secretary	2010	$384,615	$0	$390,002	$156,000	$ 353,262	$ 57,313	$ 9,800	$1,350,992

Philip G. Sewell	2012	$509,227	$0	$532,510	$ 0	$ 643,855	$ 313,337	$ 0	$1,998,929
SVP and Chief Development Officer	2011	$498,923	$0	$516,452	$ 0	$ 350,761	$ 72,584	$ 0	$1,438,720
	2010	$487,851	$0	$563,998	$282,000	$ 418,324	$ 0	$ 0	$1,752,173

Robert Van Namen	2012	$445,539	$0	$490,600	$ 0	$ 593,180	$ 614,444	$ 10,000	$2,153,763
SVP and Chief Operating Officer	2011	$428,000	$0	$470,298	$ 0	$ 322,113	$ 501,283	$ 9,800	$1,731,494
	2010	$423,154	$0	$513,602	$256,800	$ 380,941	$ 227,133	$ 17,882	$1,819,512

(1)	The amounts shown in the Salary column also include amounts paid in a year for unused accrued vacation time.

(2)	In March 2012 and May 2011, Mr. Saba was awarded a special cash bonus in recognition of his work related to financing for the American Centrifuge project.

(3)
The amounts shown in the Stock Awards column represents the aggregate grant date fair value of (a) restricted stock awards; and (b) for 2012 and 2011, performance-based restricted stock target awards, computed in accordance with FASB ASC Topic 718. The grant date fair value of the restricted stock awards made during 2012 was equal to the closing price of our stock of $0.81 on the date of grant (May 8, 2012).

For 2012, the performance-based restricted stock awards are reported at the target number of shares, and the grant date fair value of such awards was valued at $0.81 per share based on the date of grant (May 8, 2012). The maximum payout for the performance-based restricted stock awards was 150% of target. However, the awards failed to meet the threshold level of attainment of relative total shareholder return (TSR) performance against total shareholder return of the Russell 2000 and accordingly there was zero payout. Amounts included in the Stock Awards column for 2012 that resulted in zero payout were as follows: Mr. Welch: $695,250; Mr. Barpoulis: $268,620; Mr. Saba: $210,000; Mr. Sewell: $290,460; and Mr. Van Namen: $267,600.

For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012, Note 11 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2011, and Note 13 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2010.

(4)
The amounts shown in the Option Awards column represent the aggregate grant date fair value of option awards to the NEOs under the Company’s long-term incentive program, computed in accordance with FASB ASC Topic 718. No options were granted in 2012 or 2011. Option awards were made on March 8, 2010 with a Black-Scholes value of $2.81 per share. For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2010.

(5)
The amounts shown in the Non-Equity Incentive Plan Compensation column include annual incentive awards made to each of the NEOs based on the Compensation Committee’s evaluation of each officer’s performance during the year. The amounts shown for a fiscal year include cash annual incentives earned for that year and paid in the following year.

The amount for 2012 includes quarterly incentive awards made to each of the NEOs based on the Compensation Committee’s evaluation of performance against quarterly performance goals during the year. The amounts shown for 2012 include quarterly incentives earned during that year and include amounts paid in February 2013 for fourth quarter 2012 performance.

The amount for 2011 includes the amount earned by the NEOs during 2011 under the three-year Strategic Incentive Plan for the performance period January 1, 2011 through December 31, 2013. During 2011, 10% of the target three-year awards were earned based on performance against the two interim performance goals for 2011 under the plan. Actual payment of any awards under the three-year performance plan would not be made until early 2014, subject to the terms of the plan, including a requirement that the NEO continue to be employed on such payment date.

(6)
The amounts shown in the Change in Pension Value and Non-Qualified Deferred Compensation earnings column represent the change in the actuarial present value of the NEO’s accumulated benefits under the Employees’ Retirement Plan of USEC Inc., the USEC Inc. Pension Restoration Plan and the USEC Inc. 2006 Supplemental Executive Retirement Plan (or, in the case of Mr. Sewell, the 1999 Supplemental Executive Retirement Plan) at December 31, 2012 as compared to December 31, 2011. Mr. Welch’s benefit under the 2006 SERP is a percentage of his final average compensation. The percentage increased from zero to 30% when he reached five years of service and increased to 40% when he reached seven years of service, and will increase to 50% at ten years of service. However, the figure in the table was calculated as though the benefit accrued ratably between the 7th and 10th years of service in order to smooth the presentation of the figure from year to year. Accordingly, the figure shown somewhat overstates his benefit as of December 31, 2012. The increase from 2011 to 2012 reflects this ratable accrual (for Mr. Welch), an additional year of service for the other NEOs other than Mr. Sewell, a decrease in the lump sum rate from 4.66% to 4.55%, a decrease in the discount rate from 4.95% to 4.07%, and a reduction in the assumed period of time until benefit commencement. The actuarial present value of Mr. Sewell’s accumulated benefits under these plans as of December 31, 2010 decreased by $337,954 as compared to December 31, 2009, reflecting that Mr. Sewell had passed his normal retirement date. None of our plans provide for above-market earnings on deferred compensation amounts, and as a result, the amounts reported here do not reflect any such earnings.

(7)
The amounts shown in the All Other Compensation column for 2012 for Mr. Welch, Mr. Barpoulis, Mr. Saba and Mr. Van Namen include Company matching contributions of $10,000 made under the USEC Savings Program. The amount for Mr. Welch for 2012 also includes (a) a Company matching contribution of $23,535 made under the USEC Inc. Executive Deferred Compensation Plan, as included in the Nonqualified Deferred Compensation in Fiscal Year 2012 table; and (b) $31,341 for perquisites and other personal benefits received in 2012. Perquisites and other personal benefits for Mr. Welch for 2012 included: financial counseling, club membership dues, an annual physical, and spouse travel and related expenses. No one perquisite for Mr. Welch exceeded the greater of $25,000 or 10% of the total amount of these benefits.

The SEC’s calculation of total compensation, as shown in the Summary Compensation Table above, includes several items that are driven by accounting and actuarial assumptions, which are not necessarily reflective of compensation actually realized by the NEOs in a particular year. To supplement the SEC-required disclosure, we have included the additional table below.

2012 Realized Compensation

Name	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Comp.	Change in Pension Value and Non-qualified Deferred Comp. Earnings	All Other Comp.	SEC Total	SEC Total without Unrealized Equity Awards (1)	W-2 Realized Comp. (2)
John K. Welch	$919,731	$0	$1,390,500	$1,761,300	$1,185,709	$64,876	$5,322,116	$4,626,866	$2,552,324
John C. Barpoulis	$449,867	$0	$492,470	$595,443	$282,123	$10,000	$1,829,903	$1,561,283	$1,038,699
Peter B. Saba	$434,683	$20,000	$378,000	$558,600	$260,904	$10,000	$1,662,187	$1,452,187	$971,474
Philip G. Sewell	$509,227	$0	$532,510	$643,855	$313,337	$0	$1,998,929	$1,708,469	$1,317,790
Robert Van Namen	$445,539	$0	$490,600	$593,180	$614,444	$10,000	$2,153,763	$1,886,163	$1,035,778

(1)
As described in footnote 3 to the 2012 Summary Compensation Table above, in accordance with SEC rules, the aggregate grant date fair value of target awards of performance-based restricted stock made during 2012, but that resulted in zero payout based on performance, were included in the Stock Awards column. As these awards were not earned, we have included the SEC Total Without Unrealized Equity Awards column to show total compensation for 2012 without these awards.

The amounts reported in the SEC Total Without Unrealized Equity Awards column differ substantially from the amounts reported in the SEC Total column required under SEC rules and are not a substitute for total compensation. The SEC Total Without Unrealized Equity Awards column represents total compensation, as determined under applicable SEC rules, minus the awards of performance-based restricted stock reported in the Stock Awards column, because the performance-based restricted stock was not earned.

(2)
The amounts shown in the W-2 Realized Compensation column shows compensation actually realized by each NEO, as reported on the NEO’s W-2 form for each of the years shown. The amounts reported in the W-2 Realized Compensation column differ substantially from the amounts reported in the SEC Total column required under SEC rules and are not a substitute for total compensation. For 2012, W-2 Realized Compensation represents: (1) total compensation, as determined under applicable SEC rules; minus (2) the aggregate grant date fair value of equity awards (as reported in the Stock Awards column); minus (3) the year-over-year change in pension value (as reflected in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column); minus (4) NEO contributions to the USEC Savings Program and the Executive Deferred Compensation Plan and medical premiums that are deducted from income on a pretax basis; minus (5) Company matching contributions under the USEC Savings Program and the Executive Deferred Compensation Plan (as reflected in the All Other Compensation column); plus (6) the value realized from the vesting of restricted stock before payment of any applicable withholding taxes (as reflected in the Option Exercises and Stock Vested in Fiscal Year 2012 Table); and plus (7) imputed income from Company provided life insurance. In addition, W-2 Realized Compensation reflects any bonus or incentive compensation actually paid in the year shown, whereas total compensation under SEC rules reflects any bonus or incentive compensation earned for the year shown.

Grants of Plan-Based Awards in Fiscal Year 2012

The following table sets forth information concerning each grant of an award to a NEO in the year ended December 31, 2012 under any plan.

Name	Grant Date	Date of Compen- sation Committee Action (if different)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)(2)		Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock

										Grant Date
										Fair
										Value of
										Stock and
										Option
			Threshold	Target	Maximum	Threshold	Target	Maximum		Awards(4)
John K. Welch	4/25/12		$0	$ 927,000	$1,390,500
	4/13/12			$ 231,750
	4/25/12			$ 231,750
	7/25/12			$ 231,750
	10/24/12			$ 231,750
	5/08/12	4/13/12(5)				214,583	858,333	1,287,500		$695,250
	5/08/12	4/13/12(5)							858,333(6)	$695,250
John C. Barpoulis	4/25/12		$0	$ 313,390	$ 470,085
	5/08/12	4/13/12(5)				82,908	331,630	497,445		$268,620
	4/13/12			$ 78,348
	4/25/12			$ 78,348
	7/25/12			$ 78,348
	10/24/12			$ 78,348
	5/08/12	4/13/12(5)							276,358(6)	$223,850
Peter B. Saba	4/25/12		$0	$ 294,000	$ 441,000
	4/13/12			$ 73,500
	4/25/12			$ 73,500
	7/25/12			$ 73,500
	10/24/12			$ 73,500
	5/08/12	4/13/12(5)				64,815	259,259	388,889		$210,000
	5/08/12	4/13/12(5)							207,407(6)	$168,000
Philip G. Sewell	4/25/12		$0	$ 338,870	$ 508,305
	4/13/12			$ 84,718
	4/25/12			$ 84,718
	7/25/12			$ 84,718
	10/24/12			$ 84,718
	5/08/12	4/13/12(5)				89,648	358,593	537,890		$290,460
	5/08/12	4/13/12(5)							298,827(6)	$242,050
Robert Van Namen	4/25/12		$0	$ 312,200	$ 468,300
	4/13/12			$ 78,050
	4/25/12			$ 78,050
	7/25/12			$ 78,050
	10/24/12			$ 78,050
	5/08/12	4/13/12(5)				82,593	330,370	495,555		$267,600
	5/08/12	4/13/12(5)							275,309(6)	$223,000

(1)
Amounts shown are estimated future cash payouts for 2012 annual incentives based on performance against 2012 individual performance goals at the threshold (0%), target (100%) and maximum (150%) levels. Actual payouts of 2012 annual incentives were approved by the Compensation Committee in February 2013 and were 90% of target for each of the NEOs. These payouts are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)
Amounts shown are estimated future cash payouts for 2012 quarterly incentives based on performance against quarterly performance goals under the Quarterly Incentive Plan at target (100%) levels. Payouts of 2012 quarterly incentives were approved by the Compensation Committee in April 2012 (quarter ended March 31, 2012), July 2012 (quarter ended June 30, 2012), October 2012 (quarter ended September 30, 2012) and January 2013 (quarter ended December 31, 2012) and were 100% of target for each of the NEOs. These payouts are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)
Amounts shown are estimated future payouts of performance-based restricted stock awards based on relative performance during the period January 1, 2012 through December 31, 2012 against total shareholder return of the Russell 2000. NEOs were eligible to receive between 25% (threshold) to 150% (maximum) of their target award based on performance, with performance below threshold (25%) resulting in no award. USEC total shareholder return performance was below threshold, so no awards were earned in 2012.

(4)	The value of the stock awards is based on the fair value of such award on the grant date, computed in accordance with FASB ASC Topic 718.

(5)	These long-term incentive awards were granted by the Compensation Committee, effective as of a later date following the release of the Company’s financial results for the second quarter of 2012.

(6)	Includes shares of restricted stock granted to the NEOs in 2012 under the Company’s long-term incentive program. These shares will vest ratably over three years from the date of grant.

Outstanding Equity Awards at Fiscal Year-End December 31, 2012

The following table sets forth information regarding unexercised options, stock that has not vested, and outstanding equity incentive plan awards as of the year ended December 31, 2012 for each of the NEOs. Awards granted prior to April 30, 2009 are governed by the USEC Inc. 1999 Equity Incentive Plan (the “1999 Plan”) and awards granted on or after April 30, 2009 are governed by the USEC Inc. 2009 Equity Incentive Plan (the “2009 Plan”). If an executive’s employment is terminated by the Company without cause or is terminated by reason of the executive’s death, disability or retirement (normal retirement or unreduced early retirement), or upon a change in control, all of the executive’s shares of restricted stock and unvested stock options granted under the 1999 Plan will become vested. If an executive’s employment is terminated by the Company without cause or is terminated by reason of the executive’s death, disability or retirement, or is terminated by the Company without cause or by the executive with good reason coincident with or following a change in control, all of the executive’s shares of restricted stock and unvested stock options granted under the 2009 Plan will become vested. In addition, if an executive becomes eligible for retirement, all of the executive’s shares of restricted stock granted under the 2009 Plan will become vested.

	Option Awards				Stock Awards
Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Options	Options	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested
John K. Welch	302,691		$ 5.86	3/03/13	1,046,894(1)	$554,854
	372,928		$ 3.72	3/04/14
	160,143	80,071(2)	$ 5.18	3/08/15
John C. Barpoulis	107,623		$ 5.86	3/03/13	342,586(3)	$181,571
	132,597		$ 3.72	3/04/14
	60,925	30,463(2)	$ 5.18	3/08/15
Peter B. Saba	17,492		$ 5.23	5/06/13	257,698(4)	$136,580
	81,768		$ 3.72	3/04/14
	37,011	18,505(2)	$ 5.18	3/08/15
Philip G. Sewell	50,000		$ 7.00	8/06/13	--	--
	126,457		$ 5.86	3/03/13
	155,801		$ 3.72	3/04/14
	66,904	33,452(2)	$ 5.18	3/08/15
Robert Van Namen	18,000		$ 7.00	8/06/13	341,537(5)	$181,015
	110,314		$ 5.86	3/03/13
	135,912		$ 3.72	3/04/14
	60,925	30,463(2)	$ 5.18	3/08/15

(1)
Shares of restricted stock vest as follows: 43,605 shares with a vesting date of March 1, 2013; 101,352 shares with a vesting date of March 8, 2013; 286,111 shares with a vesting date of May 8, 2013; 43,605 shares with a vesting date of March 1, 2014; 286,111 shares with a vesting date of May 8, 2014; and 286,111 shares with a vesting date of May 8, 2015.

(2)	Stock options vest at the rate of 33 1/3% per year, with vesting dates of March 8, 2011, March 8, 2012, and March 8, 2013.

(3)
Shares of restricted stock vest as follows: 16,589 shares with a vesting date of March 1, 2013; 33,051 shares with a vesting date of March 8, 2013; 92,119 shares with a vesting date of May 8, 2013; 16,589 shares with a vesting date of March 1, 2014; 92,119 shares with a vesting date of May 8, 2014; and 92,120 shares with a vesting date of May 8, 2015.

(4)
Shares of restricted stock vest as follows: 12,597 shares with a vesting date of March 1, 2013; 25,097 shares with a vesting date of March 8, 2013; 69,135 shares with a vesting date of May 8, 2013; 12,597 shares with a vesting date of March 1, 2014; 69,136 shares with a vesting date of May 8, 2014; and 69,136 shares with a vesting date of May 8, 2015.

(5)
Shares of restricted stock vest as follows: 16,589 shares with a vesting date of March 1, 2013; 33,051 shares with a vesting date of March 8, 2013; 91,769 shares with a vesting date of May 8, 2013; 16,589 shares with a vesting date of March 1, 2014; 91,770 shares with a vesting date of May 8, 2014; and 91,770 shares with a vesting date of May 8, 2015.

Option Exercises and Stock Vested in Fiscal Year 2012

The following table sets forth information regarding each exercise of stock options and each vesting of restricted stock during the year ended December 31, 2012 for each of the NEOs.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
John K. Welch	—	—	269,956(2)	$359,600(2)
John C. Barpoulis	—	—	88,351(3)	$ 117,684(3)
Peter B. Saba	—	—	66,870(4)	$ 89,059(4)
Philip G. Sewell	—	—	298,827(5)	$ 242,050(5)
Robert Van Namen	—	—	89,318(6)	$ 119,028(6)

(1)	Amounts reflect the closing market price of the stock on the day the stock vested.

(2)
Includes 86,928 shares withheld from Mr. Welch to satisfy taxes at an aggregate value of $115,794. Mr. Welch has not sold any of the remaining shares he acquired upon vesting of restricted stock during 2012.

(3)
Includes 31,754 shares withheld from Mr. Barpoulis to satisfy taxes at an aggregate value of $42,330. Mr. Barpoulis has not sold any of the remaining shares he acquired upon vesting of restricted stock during 2012.

(4)
Includes 22,064 shares withheld from Mr. Saba to satisfy taxes at an aggregate value of $29,411. Mr. Saba has not sold any of the remaining shares he acquired upon vesting of restricted stock during 2012.

(5)
Includes 104,441 shares withheld from Mr. Sewell to satisfy taxes at an aggregate value of $84,597. Mr. Sewell has not sold any of the remaining shares he acquired upon vesting of restricted stock during 2012.

(6)
Includes 32,094 shares withheld from Mr. Van Namen to satisfy taxes at an aggregate value of $42,803. Mr. Van Namen has not sold any of the remaining shares he acquired upon vesting of restricted stock during 2012.

Pension Benefits in Fiscal Year 2012

We maintain the Employees’ Retirement Plan of USEC Inc., a tax-qualified defined benefit plan that provides retirement benefits to eligible employees. Section 415 and Section 401(a)(17) of the Internal Revenue Code generally place a limit on the amount of annual pension that can be paid from a tax-qualified plan as well as on the amount of annual earnings that can be used to calculate a pension benefit. We also maintain the USEC Inc. Pension Restoration Plan that pays eligible employees the difference between the amount payable under the tax-qualified plan and the amount they would have received without the qualified plan’s limits. We also maintain two supplemental executive retirement plans (each, a “SERP”) that provide additional retirement benefits to executives. They have been in place for many years and provide retention value. Mr. Welch, Mr. Barpoulis, Mr. Saba and Mr. Van Namen participate in the USEC Inc. 2006 Supplemental Executive Retirement Plan (the “2006 SERP”) and Mr. Sewell is the sole active participant in the USEC Inc. 1999 Supplemental Executive Retirement Plan (the “1999 SERP”). The USEC Inc. Pension Restoration Plan and the SERPs are unfunded and the claims of participants thereunder are unsecured in the event of insolvency.

The following table shows the present value of benefits that the NEOs are entitled to under the Employees’ Retirement Plan of USEC Inc. (the “Retirement Plan”), the USEC Inc. Pension Restoration Plan (the “Pension Restoration Plan”), and the applicable SERP. Mr. Saba was not vested in the Retirement Plan, the Pension Restoration Plan or the 2006 SERP as of December 31, 2012. However, he would be entitled to a minimum benefit under the 2006 SERP in the case of a change in control or death or disability as shown in the Potential Payments Upon Termination or Change in Control at Fiscal Year-End December 31, 2012 table.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit(1)	Payments During Last Fiscal Year
John K. Welch	Retirement Plan	7 yrs., 2 mos.	$ 296,114	$ 0
	Pension Restoration Plan	7 yrs., 2 mos.	$2,345,634	$ 0
	2006 SERP	7 yrs., 2 mos.	$8,494,042(2)	$ 0
	Total		$11,135,790	$ 0
John C. Barpoulis	Retirement Plan	7 yrs., 9 mos.	$ 224,366	$ 0
	Pension Restoration Plan	7 yrs., 9 mos.	$ 501,374	$ 0
	2006 SERP	7 yrs., 9 mos.	$ 331,151	$ 0
	Total		$1,056,891	$ 0
Peter B. Saba	Retirement Plan	4 yrs., 8 mos.	$ 160,517	$ 0
	Pension Restoration Plan	4 yrs., 8 mos.	$ 264,226	$ 0
	2006 SERP	4 yrs., 8 mos.	$ 142,209	$ 0
	Total		$ 566,952	$ 0
Philip G. Sewell	Retirement Plan	11 yrs., 8 mos.	$ 492,040	$ 0
	Pension Restoration Plan	11 yrs., 8 mos.	$1,320,314	$ 0
	1999 SERP	11 yrs., 8 mos.	$3,176,426	$ 0
	Total		$4,988,780	$ 0
Robert Van Namen	Retirement Plan	14 yrs.	$ 460,720	$ 0
	Pension Restoration Plan	14 yrs.	$1,066,039	$ 0
	2006 SERP	14 yrs.	$ 790,024	$ 0
	Total		$2,316,783	$ 0

(1)
In determining the present value of each participant’s pension benefit, a 4.07% discount rate is assumed. An assumed interest rate of 4.50% (4.53% for participants who are eligible to receive an immediate lump sum distribution) is used in converting Pension Restoration Plan, 2006 SERP and 1999 SERP annuities into lump sums. The lump sum interest rate is determined at the time of benefit commencement and reflects the unannualized Moody’s Aa index bond yield plus 75 basis points. For purposes of this table, the calculation assumes retirement at the earliest age at which unreduced benefits could be paid, including projected future service for eligibility purposes only.

(2)
Mr. Welch’s benefit under the 2006 SERP is a percentage of his final average compensation. The percentage increased from zero to 30% when he reached five years of service and to 40% when he reached seven years of service, and will increase to 50% at ten years of service. However, the figure in the table was calculated as though the benefit accrued ratably between the 7th and 10th years of service in order to smooth the presentation of the figure from year to year. Accordingly, the figure shown somewhat overstates his benefit as of December 31, 2012. The increase in Mr. Welch’s 2006 SERP benefit from 2011 to 2012 reflects this ratable accrual, an additional year of service, a decrease in the lump sum rate from 4.66% to 4.50%, a decrease in the discount rate from 4.95% to 4.07%, and a reduction in the assumed period of time until benefit commencement.

The Retirement Plan and Pension Restoration Plan benefits shown in the table above are net present values. All NEOs have elected a lump sum form of payment under the Pension Restoration Plan for benefits earned and vested after 2004. Pension Restoration Plan benefits earned prior to 2005 are payable as an annuity. As of December 31, 2012, benefits under the Retirement Plan are not payable as a lump sum (except that under the terms of the plan, Mr. Van Namen is eligible to receive a lump sum for any benefit accrued prior to 2001). The normal form of payment under the Retirement Plan is a single life annuity or a 50% joint and survivor annuity. Retirement benefits are calculated under the following three formulas, with the formula that gives the participant the largest benefit used for the final calculation:

•
Regular Formula: The monthly benefit under the “Regular Formula” is calculated as 1.2% of final average monthly compensation (as described below) times years and months of credited service plus $110. There are no offsets to this benefit.

•
Alternate Formula: The monthly benefit under the “Alternate Formula” is calculated as 1.5% of final average monthly compensation (as described below) times years and months of credited service minus 1.5% times actual or projected monthly primary Social Security benefit times years and months of credited service up to 33 1/3 years (up to a maximum of 50% of the actual or projected monthly Social Security benefit).

•
Minimum Formula: The monthly benefit under the “Minimum Formula” is calculated as $5 multiplied by the first ten years and months of credited service, plus $7 multiplied by the next ten years and months of credited service, plus $9 times the years and months of credited service in excess of 20 years, plus 10% (less 1% per year of credited service less than 8) of the final average monthly compensation as calculated under the Regular Formula plus $110. There are no offsets to this benefit.

An employee’s final average monthly compensation (high 3 years out of the last 10 or, if greater, final 36 months) includes base salary plus annual incentive compensation and does not include the value of any award under the Company’s long-term incentive program. For periods beginning January 1, 2013, an executive’s Part A target award under the 2013 Quarterly Incentive Plan (which is intended to represent an executive’s historical target annual incentive compensation opportunity) will be used in calculating final average monthly compensation. Pension plan benefits are determined, in part, using the employee’s actual age and credited service. The normal retirement age under the Retirement Plan and Pension Restoration Plan is 65. An employee is eligible for early retirement without any reduction in benefits (1) if the employee has completed at least 10 years of service and has attained the age of 62; or (2) if the sum of the employee’s age and years of service equals 85 or greater. In addition, an employee is eligible for early retirement after completing 10 years of credited service and attaining the age of 50, with benefits reduced based on employee age and credited service, per the plan’s reduction factor schedule. As of December 31, 2012, Mr. Sewell was eligible for normal retirement. He was the only NEO eligible for normal or early retirement under the Retirement Plan and Pension Restoration Plan. As a practice, the Company generally does not provide additional years of age or service and no NEO has been credited with additional years of age or service for purposes of computing a retirement benefit, under the Retirement Plan or the Pension Restoration Plan.

The 1999 SERP provides Mr. Sewell with an annual benefit in the form of a monthly annuity equal to 55% of final average compensation, with offsets for (1) any benefits received under the Company’s other retirement programs and any U.S. federal governmental retirement program to which the Company has contributed on the participant’s behalf; and (2) Social Security benefits should the participant be eligible for such benefit. Mr. Sewell elected to receive a lump sum that is the actuarial equivalent of the above-described annuity for benefits earned and vested after 2004. Final average compensation for this purpose includes base salary and annual incentive compensation earned for the three years preceding the participant’s date of termination, divided by three. For periods beginning January 1, 2013, Mr. Sewell’s Part A target award under the 2013 Quarterly Incentive Plan (which is intended to represent his historical target annual incentive compensation opportunity) will be used in calculating final average compensation. As of December 31, 2012, Mr. Sewell was eligible for normal retirement under the 1999 SERP.

Participants in the 2006 SERP will generally accrue a monthly supplemental retirement benefit equal to 2.5% of their final average compensation for each year of service, to a maximum benefit equal to 50% of the final average compensation after 20 years of service. Mr. Welch’s 2006 SERP benefit is equal to 40% of his final average compensation based on his 7 years, 2 months of service as of December 31, 2012. With ten years of service, this benefit increases to 50% of final average compensation. Final average compensation under the 2006 SERP includes salary and annual incentive compensation paid (or vested, in the case of restricted stock) for the three years preceding the participant’s date of termination. For periods beginning January 1, 2013, an executive’s Part A target award under the 2013 Quarterly Incentive Plan (which is intended to represent his historical target annual incentive compensation opportunity) will be used in calculating final average compensation. The normal retirement age under the 2006 SERP is 62. Benefits are reduced by 6% (3% for Mr. Welch) for each year the executive commences payment of benefits prior to age 62. Monthly benefits payable under the 2006 SERP to participants are offset by the amount the participant is eligible to receive under the Company’s other retirement plans and Social Security. Participants are generally vested in their benefits under the 2006 SERP after five years of service, although vesting will be accelerated in the event of the participant’s death or termination of employment as a result of disability or in the event of a change in control of the Company. A minimum monthly supplemental retirement benefit equal to 10% of final average compensation applies where vesting is so accelerated.

Benefits under the 2006 SERP are generally payable to a participant in the form of a lump sum (or an annuity at the election of the participant within the first 30 days of participation) when the participant terminates, but no earlier than age 55 (age 60 for Mr. Welch), except in the case of disability or death. All NEOs participating in the 2006 SERP have elected a lump sum. Where a participant is terminated for cause (as defined in the 2006 SERP) or where a participant violates certain restrictive covenants, the participant’s benefits will be forfeited whether or not then vested and subject to repayment to the Company to the extent already paid to the participant.

Nonqualified Deferred Compensation in Fiscal Year 2012

During 2012, NEOs have the opportunity to participate in the USEC Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was suspended, effective January 1, 2013. The Deferred Compensation Plan is intended to be a non-qualified deferred compensation plan that complies with the regulations of Section 409A of the Internal Revenue Code of 1986, as amended. Participation in the Deferred Compensation Plan is not limited to the Company’s officers but also includes a select group of management and highly compensated employees. Mr. Welch participated in the Deferred Compensation Plan in 2012. Participants in the Deferred Compensation Plan may elect to defer up to a maximum of 90% of base salary and a maximum of 100% of cash bonus amounts received through the Company’s incentive compensation programs. The Company matches participant contributions under the Deferred Compensation Plan at the rate that would apply if they had been contributed to the USEC Savings Program without regard for any statutory limitations, reduced by amounts contributed to the USEC Savings Program. A participant may receive a distribution from the Deferred Compensation Plan upon a qualifying distribution event such as a separation from service, disability, death, or in-service distribution on a specified date, change in control or an unforeseeable emergency all as defined in the plan. Distributions from the Deferred Compensation Plan will be made in cash in a lump sum, annual installments, or a combination of both, in the manner elected by the participant and provided for in the plan. Deferred Compensation Plan accounts are deemed to be invested in a number of mutual funds made available for designation by the participant.

Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY(2)	Aggregate Earnings in Last FY(3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(4)
John K. Welch	$58,838	$23,535	$102,198	—	$1,053,255
John C. Barpoulis	—	—	—	—	—
Peter B. Saba	—	—	—	—	—
Philip G. Sewell	—	—	—	—	—
Robert Van Namen	—	—	$40,052	$10,866	$280,579

(1)
Amount represents executive’s contributions to the Deferred Compensation Plan. For Mr. Welch, the amount represented the deferral of a portion of his 2011 annual incentive award paid in 2012. This amount was included in the Summary Compensation Table in the Non-Equity Incentive Plan Compensation column for 2011.

(2)	Amount represents the Company’s contributions to the Deferred Compensation Plan. These amounts are included in the Summary Compensation Table in the All Other Compensation column.

(3)	Amount represents earnings (losses) on the Deferred Compensation Plan during 2012.

(4)
Amount represents the aggregate balance for the NEOs as of December 31, 2012 under the Deferred Compensation Plan. In addition to the amounts for 2012, this column includes the current value of the executive’s contributions to the Deferred Compensation Plan and a predecessor plan previously reported as compensation to the NEOs in the Summary Compensation Table in previous years as follows: Mr. Welch $590,953; and Mr. Van Namen $120,326. In addition to the amounts for 2012, amount includes the Company’s contributions to the Deferred Compensation Plan and a predecessor plan previously reported as compensation in the Summary Compensation Table in previous years as follows: Mr. Welch $222,864; and Mr. Van Namen $94,082.

Potential Payments Upon Termination or Change in Control

The table at the end of this section shows potential payments to our NEOs under agreements, plans or arrangements as in effect during 2012 for various scenarios involving a termination of employment or a change in control of the Company. The table assumes a December 31, 2012 change in control and termination date and is based on the NEOs’ compensation and service levels as of that date. Where applicable, the table uses the closing price of our common stock of $0.53 as reported on the New York Stock Exchange as of December 31, 2012. The benefits in the table below are in addition to certain benefits available generally to salaried employees, such as accrued salary and vacation pay and distributions of plan balances under the USEC Savings Program.

Due to the number of factors that affect the nature and amounts of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, the Company’s stock price and the executive’s age.

Payments Made Upon Termination

Under the USEC Inc. Executive Severance Plan, if an executive officer is terminated by the Company without cause, he is eligible to receive the following:

•	a prorated share of his current incentive (payable at the end of the performance period based on actual performance) up to the date of termination;
•	a lump sum cash severance (the “Lump Sum Cash Severance Benefit”); and
•
continuation of medical and dental coverage as well as life insurance (“Continuing Severance Benefits”) paid for by the Company for a period of time after termination (the “Severance Period”) (or until he receives similar coverage from a subsequent employer, whichever occurs first) and outplacement assistance services.

As of December 31, 2012, the Lump Sum Cash Severance Benefit for each of the NEOs was equal to one times annual base salary and bonus and the Severance Period was one year. Severance benefits are contingent upon the executive executing a release and agreeing to comply with certain restrictive covenants relating to non-competition and non-solicitation of Company employees during the Severance Period. Under the Executive Severance Plan, no severance is paid to an employee who is terminated for cause or who resigns voluntarily, including retirement.

Effective January 1, 2013, the Executive Severance Plan was amended and restated to provide for a temporary enhanced severance benefit. The amendment to the Executive Severance Plan temporarily (1) increases the Lump Sum Cash Severance Benefit for the NEOs from one times annual base salary and bonus to two times annual base salary and bonus; and (2) increases the Severance Period during which the executive is entitled to Continuing Severance Benefits from one year to two years. Under the Executive Severance Plan, these increased benefits will expire January 1, 2015. The amendment also extended the duration of the restrictive covenants relating to non-competition and non-solicitation from one year to two years to be aligned with the Severance Period. This will also revert back to one year effective January 1, 2015.

Payments Made Upon a Change in Control

The Company has entered into change in control agreements with each of the NEOs. The change in control agreements as in effect during 2012 provide each NEO with the following benefits (in lieu of any severance benefits under the Executive Severance Plan described above) if there is a change in control of the Company and within a protected period beginning three months before and ending three years after that change in control (the “protected period”), the Company terminates the executive’s employment without cause or the executive terminates his employment for “good reason” (as defined in the agreement):

•
a cash lump sum payment of his unpaid base salary through the date of termination, plus all other amounts to which he was entitled under any of the Company’s compensation or benefit plans under the terms of such plans;

•
a cash lump sum payment equal to two and a half times the sum of his annual base salary and bonus (the “Change in Control Lump Sum Benefit”) (the executive’s bonus is generally the average of the three most recent annual incentive bonuses paid to the executive prior to the date of termination);

•
continuation of life, accident and health insurance benefits (“Continuing Change in Control Benefits”) for him and his dependents for two and a half years following such termination of employment (the “Covered Period”) or, if sooner, until he is covered by comparable programs of a subsequent employer;

•	two and a half additional years of service for purposes of retirement plan benefits under the SERPs (the “Additional Pension Credit”); and
•
if the executive receives payments, whether or not under his or her agreement that would subject him to any federal excise tax due under Section 4999 of the Internal Revenue Code, either his severance payments would be reduced so as not to trigger the excise tax or, if it would produce a larger net benefit, the executive will receive a cash payment equal to the amount of the excise tax, which would partially reimburse the executive for the amount of the tax (an “Excise Tax Gross-Up”).

In order to receive these benefits, the executive must comply with the non-competition, non-solicitation and confidentiality provisions of the change in control agreement during the term of the agreement and during the Covered Period. For purposes of the 280G calculation we have not assumed that any amounts will be discounted as attributable to reasonable compensation or that any value will be attributed to executive’s being bound by the agreements regarding non-competition, non-solicitation and confidentiality contained in their change in control agreements, because these amounts are too subject to the facts and circumstances in place at the time of payment to be capable of valuation.

The change in control agreements for the NEOs were revised, effective January 1, 2013, to: (1) reduce the Change in Control Lump Sum Benefit for the NEOs from two and a half times annual base salary and bonus to two times annual base salary and bonus; (2) reduce the Covered Period during which the executive is entitled to Continuing Change in Control Benefits from two and a half years to two years; and (3) to eliminate the Additional Pension Credit and the Excise Tax Gross-Up.

Equity Awards

Awards granted prior to April 30, 2009 are governed by the USEC Inc. 1999 Equity Incentive Plan (the “1999 Plan”) and awards granted on or after April 30, 2009 are governed by the USEC Inc. 2009 Equity Incentive Plan (the “2009 Plan”). If an executive’s employment is terminated by the Company without cause or is terminated by reason of the executive’s death, disability or retirement (normal retirement or unreduced early retirement), or upon a change in control, all of the executive’s shares of restricted stock and unvested stock options granted under the 1999 Plan will become vested. If an executive’s employment is terminated by the Company without cause or is terminated by reason of the executive’s death, disability or retirement, or is terminated by the Company without cause or by the executive with good reason coincident with or following a change in control, all of the executive’s shares of restricted stock and unvested stock options granted under the 2009 Plan will become vested. In addition, if an executive becomes eligible for retirement, all of the executive’s shares of restricted stock granted under the 2009 Plan will become vested. If the executive’s employment is terminated for cause or if the executive voluntarily terminates employment (other than by retirement), all of the executive’s restricted stock and unvested stock options will be cancelled and forfeited.

The table below includes the intrinsic value (that is, the value based on the closing price of the Company’s stock of $0.53 as reported on the New York Stock Exchange as of December 31, 2012 and, in the case of options, less the exercise price) of stock options and restricted stock that would become exercisable or vested if the NEO terminated employment as of December 31, 2012. As of December 31, 2012, all unvested stock options held by the NEOs had exercise prices that were greater than the closing price of our common stock of $0.53 and so had no intrinsic value.

Retirement Benefits

The Pension Benefits in Fiscal Year 2012 table describes the general terms of each retirement plan in which the NEOs participate, the years of credited service and the present value of each NEO’s accumulated pension benefit. The table below includes the present value of benefits under the Employees Retirement Plan of USEC Inc. (the “Retirement Plan”), the USEC Inc. Pension Restoration Plan (the “Pension Restoration Plan”), the USEC Inc. 1999 Supplemental Executive Retirement Plan (the “1999 SERP”), and the USEC Inc. 2006 Supplemental Executive Retirement Plan (the “2006 SERP”) that would have become payable if the NEO had terminated employment as of December 31, 2012.

Potential Payments Upon Termination or Change in Control at Fiscal Year-End December 31, 2012

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement (1)	Involuntary Not for Cause Termination	Involuntary For Cause Termination	Involuntary or Good Reason Termination (Change in Control)		Death or Disability
John K. Welch
Severance Payments(2)	$0	N/A	$1,692,825	$0	$4,232,063		$0
Equity Awards	$0	N/A	$554,854	$0	$554,854		$554,854
Retirement Plan(3)	$285,489	N/A	$285,489	$285,489	$285,489		$134,962
Pension Restoration Plan(3)	$0	N/A	$0	$0	$0		$0
2006 SERP(4)	$10,564,353	N/A	$10,564,353	$0	$10,564,353	(8)	$10,777,194
280G Tax Gross-up	$0	N/A	$0	$0	$0		$0
Continuing Benefits(5)	$0	N/A	$47,056	$0	$117,640		$0
Total	$10,849,842		$13,144,577	$285,489	$15,754,399		$11,467,010
John C. Barpoulis
Severance Payments(2)	$0	N/A	$750,277	$0	$1,875,692		$0
Equity Awards	$0	N/A	$181,571	$0	$181,571		$181,571
Retirement Plan(3)	$87,893	N/A	$87,893	$87,893	$87,893		$40,536
Pension Restoration Plan(3)	$0	N/A	$0	$0	$0		$0
2006 SERP(4)	$803,679	N/A	$803,679	$0	$1,142,577	(8)	$767,001
280G Tax Gross-up	$0	N/A	$0	$0	$0		$0
Continuing Benefits(5)	$0	N/A	$36,012	$0	$90,030		$0
Total	$891,572		$1,859,432	$87,893	$3,377,763		$989,108
Peter B. Saba
Severance Payments(2)	$0	N/A	$711,264	$0	$1,778,160		$0
Equity Awards	$0	N/A	$136,580	$0	$136,580		$136,580
Retirement Plan(3)	$0	N/A	$0	$0	$0		$0
Pension Restoration Plan(3)	$0	N/A	$0	$0	$0		$0
2006 SERP(4)	$0	N/A	$0	$0	$840,556	(8)	$782,508
280G Tax Gross-up	$0	N/A	$0	$0	$0		$0
Continuing Benefits(5)	$0	N/A	$35,444	$0	$88,610		$0
Total	$0		$883,288	$0	$2,843,906		$919,088
Philip G. Sewell
Severance Payments(2)	$0	$0	$788,480	$0	$1,971,200		$0
Equity Awards	$0	$0	$0	$0	$0		$0
Retirement Plan(3)	$492,040	$492,040	$492,040	$492,040	$492,040		$255,254	(7)
Pension Restoration Plan(3)	$1,320,314	$1,320,314	$1,320,314	$1,320,314	$1,320,314		$1,233,390	(7)
1999 SERP(6)	$3,176,426	$3,176,426	$3,176,426	$0	$3,176,426	(8)	$1,647,825
280G Tax Gross-up	$0	$0	$0	$0	$0		$0
Continuing Benefits(5)	$0	$0	$32,656	$0	$81,640		$0
Total	$4,988,780	$4,988,780	$5,809,916	$1,812,354	$7,041,620		$3,136,469
Robert Van Namen
Severance Payments(2)	$0	N/A	$760,021	$0	$1,900,052		$0
Equity Awards	$0	N/A	$181,015	$0	$181,015		$181,015
Retirement Plan(3)	$423,652	$423,652	$423,652	$423,652	$423,652		$216,579	(7)
Pension Restoration Plan(3)	$149,296	$149,296	$149,296	$149,296	$149,296		$75,721	(7)
2006 SERP(4)	$1,548,701	N/A	$1,548,701	$0	$1,937,063	(8)	$1,509,517
280G Tax Gross-up	$0	N/A	$0	$0	$0		$0
Continuing Benefits(5)	$0	N/A	$38,786	$0	$96,965		$0
Total	$2,121,649	$572,948	$3,101,471	$572,948	$4,688,043		$1,982,832

(1)
As of December 31, 2012, Mr. Sewell is eligible for normal retirement in the Retirement Plan, the Pension Restoration Plan and the 1999 SERP. No other NEO is eligible for an early or normal retirement under any of the Company’s retirement programs as of December 31, 2012.

(2)
In calculating the Severance Payment, the final average bonuses for the NEOs do not include each executive’s 2012 annual incentive bonus because annual incentive bonuses for 2012 had not been determined or paid as of December 31, 2012. The final average bonuses for the NEOs were based on the average of any bonuses paid for 2011, 2010 and 2009.

(3)
Mr. Barpoulis, Mr. Sewell, Mr. Van Namen and Mr. Welch are vested under the Retirement Plan and the Pension Restoration Plan as of December 31, 2012. Mr. Barpoulis (age 48 at December 31, 2012) is not yet eligible for retirement but will be eligible to commence a reduced pension at age 50. Mr. Sewell (age 66 as of December 31, 2012) is eligible for normal retirement and would commence an immediate unreduced benefit upon termination. Mr. Van Namen (age 51 as of December 31, 2012) is not yet eligible for retirement but is eligible for immediate commencement of benefits accrued prior to 2001, payable as a lump sum. Mr. Van Namen is eligible to commence a reduced pension for benefits accrued after 2000. Mr. Welch (age 62 as of December 31, 2012) is eligible to commence an immediate, reduced pension, payable as an annuity. Amounts shown are the actuarial present value of annuity payments and lump sums, as applicable. The present value of accumulated benefits is calculated using the assumptions under FASB ASC Topic 715-30 as shown in Note 12 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012.

(4)
Mr. Welch, Mr. Barpoulis and Mr. Van Namen are the only NEOs vested under the 2006 SERP. Accrued SERP benefits are forfeited upon a termination for cause. Mr. Welch is eligible for immediate lump sum benefits. Mr. Barpoulis and Mr. Van Namen are ineligible to commence payment so their amounts represent the present value of an age 55 lump sum payment. Lump sum death benefits are payable immediately. The 2006 SERP provides for a minimum benefit objective of 10% of final average pay (20% in the case of Mr. Welch) in the case of a change in control or death or disability. Amounts for all executives represent the present value of accrued benefits payable in lump sum form. The present value of accumulated benefits is calculated using the assumptions under FASB ASC Topic 715-30 as shown in Note 12 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012.

(5)
Includes (a) the cost of continuation of medical, dental and life insurance benefits for a period of one year following termination of employment in the case of an involuntary not for cause termination; and (b) the cost of continuation of medical, dental, life insurance and disability benefits for a period of 2.5 years following termination of employment in the case of a change in control. Amounts vary by executive based on their specific benefit elections.

(6)
Mr. Sewell is the only NEO with benefits under the 1999 SERP. Mr. Sewell is eligible to commence an immediate, unreduced benefit upon termination. Benefits accrued prior to 2005 are payable in the form of an annuity and post-2004 benefits are payable as a lump sum. Accrued 1999 SERP benefits are forfeited upon a termination for cause. The amount shown is the actuarial present value of life annuity and lump sum payments. Death benefits are 50% of Mr. Sewell’s pre-2005 accrued benefit and 100% of his post-2004 accrued benefit, with survivor benefits payable as an annuity. In the case of disability, Mr. Sewell would retire and so his amounts under the 1999 SERP would be the same as shown for Mr. Sewell in the column “Retirement.” The present value of accumulated benefits is calculated using the assumptions under FASB ASC Topic 715-30 as shown in Note 12 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012.

(7)
In the case of death, Mr. Welch’s, Mr. Barpoulis’, Mr. Sewell’s and Mr. Van Namen’s beneficiaries would be entitled to survivor annuity benefits under the Retirement Plan and the Pension Restoration Plan. Mr. Welch’s, Mr. Sewell’s and Mr. Van Namen’s beneficiaries would be eligible to commence survivor benefits immediately and Mr. Barpoulis’ beneficiary’s survivor benefit would commence on the date he would have reached age 50. Mr. Welch’s and Mr. Barpoulis’ survivor’s benefit is the 50% survivor portion of a joint and survivor annuity and is reduced for early commencement. Mr. Sewell’s survivor benefit is 50% of the amount Mr. Sewell would receive in the form of a single life annuity. Mr. Van Namen’s survivor’s benefit is 50% of the amount Mr. Van Namen would receive in the form of a single life annuity and is reduced for early commencement, subject to a minimum survivor benefit of 25%. Benefits accrued and vested after December 31, 2004 in the Pension Restoration Plan are payable as a lump sum. In the case of disability, each of the executives (except Mr. Sewell) would continue to accrue service during periods of disability rather than commence a retirement benefit. Since Mr. Sewell is eligible for normal retirement, in the case of disability, he would not continue to accrue service but would retire and so his amounts under the Retirement Plan and Pension Restoration Plan would be the same as what is included for Mr. Sewell in the column “Retirement.”

(8)
Change in control agreements as of December 31, 2012 provided for an additional 2.5 years of service for vesting, eligibility and benefit accrual for the executive’s retirement benefits. This is provided through the executive’s SERP benefit and accordingly, amount reflects gross benefit with 2.5 year service enhancement, less vested accrued benefits under the Retirement Plan and the Pension Restoration Plan. This additional pension credit was eliminated, effective January 1, 2013.

Compensation of Directors

Non-Employee Director Compensation Arrangement

Annual compensation for non-employee directors covers service for the one-year term commencing at the annual meeting. Mr. Welch, President and Chief Executive Officer, does not receive separate compensation for his Board activities. The Investor-Designated Directors Mr. George Dudich and Mr. Hiroshi Sakamoto do not receive compensation from the Company for their Board activities.

For the 2012–2013 term, the Board of Directors approved the following changes to the non-employee director compensation, which as described below reduced each director’s total compensation by approximately $100,000:

•
Replaced the restricted stock unit portion of the annual retainer (which consisted of an annual grant of restricted stock units with a value of $120,000) with a fixed annual grant of 25,000 restricted stock units (which had a grant date fair value of $20,250 based on a closing price of USEC stock on the date of grant of $0.81 per share); and

•	Cash fees are payable in four equal installments per year (rather than in a lump sum at the beginning of the term).

During the 2012–2013 term, non-employee directors received (1) an annual cash retainer of $80,000 in cash paid in four installments on May 1, 2012, August 1, 2012, November 1, 2012 and February 1, 2013; and (2) 25,000 restricted stock units under the USEC Inc. 2009 Equity Incentive Plan. These restricted stock units were granted on the date that is seven days after the public release of the Company’s quarterly financial results for the first quarter 2012 and vest one year from the date of grant. However, vesting is accelerated upon (1) the director attaining eligibility for retirement (defined below); (2) termination of the director’s service by reason of death or disability; or (3) a change in control. No separate meeting fees are paid. Retirement is defined in the 2009 Equity Incentive Plan in the case of non-employee directors as a termination of service on or after age 75. As of December 31, 2012, Mr. Mellor was eligible for retirement.

The Chairman of the Board receives an annual chairman’s fee of $100,000 in cash in connection with his duties as Chairman of the Board. The chairman of the Audit and Finance Committee receives an annual chairman’s fee of $20,000 in cash, the chairman of the Compensation Committee receives an annual chairman’s fee of $10,000 in cash, and the chairman of each other committee receives an annual chairman’s fee of $7,500 in cash. All chairman’s fees are paid in quarterly installments at the same time as the cash retainer installments.

Directors have the option to receive their cash fees in restricted stock units. A director who elects to receive their cash fees in restricted stock units will receive an incentive payment of restricted stock units equal to 20% of the portion of the cash fees that the director elects to take in restricted stock units in lieu of cash. These incentive restricted stock units will vest in equal annual installments over three years from the date of grant, however, vesting is accelerated upon (1) the director attaining eligibility for retirement; (2) termination of the director’s service by reason of death or disability; or (3) a change in control. Settlement of restricted stock units granted to non-employee directors is made in shares of USEC stock upon the director’s retirement or other end of service.

All non-employee directors are reimbursed for any reasonable expenses incurred in connection with their duties as directors of the Company.

Director Stock Ownership Guidelines and Requirement to Hold Until Retirement

Restricted stock units granted to directors are not settleable for shares of USEC stock until the director’s retirement or other termination of service and therefore must be held until such retirement or other termination of service. Directors are also required to hold 25,000 shares of Company common stock, which can include restricted stock units. The stock ownership guidelines do not apply to the Investor-Designated Directors. As of December 31, 2012, all of the directors had satisfied their stock ownership guidelines and held at least 50,000 (ranging from 54,846 to 287,768) restricted stock units or shares of restricted stock that must be held until retirement or other termination of service.

Director Compensation in Fiscal Year 2012

Name	Fees Earned or Paid in Cash (1)	Stock Awards(2)(3)	Total
James R. Mellor	$135,000	$20,250	$155,250
Joyce F. Brown(4)	$20,000	$20,250	$40,250
Sigmund L. Cornelius	$60,000	$20,250	$80,250
Joseph T. Doyle	$75,000	$20,250	$95,250
H. William Habermeyer	$65,625	$20,250	$85,875
William J. Madia	$65,625	$20,250	$85,875
W. Henson Moore	$65,625	$20,250	$85,875
Walter E. Skowronski	$60,000	$20,250	$80,250
M. Richard Smith	$67,500	$20,250	$87,750

(1)	The amounts shown in the Fees Earned or Paid in Cash column include the following:

•	Annual Retainers: Cash paid in 2012 for first three quarterly installments of $80,000 cash retainer for the 2012–2013 term.
•
Chairman’s Fees: Cash paid in 2012 for first three quarterly installments of cash retainers to Mr. Doyle ($20,000), Mr. Habermeyer ($7,500), Dr. Madia ($7,500), Mr. Moore ($7,500) and Mr. Smith ($10,000) for annual committee chairman’s fees for the 2012–2013 term. Also includes cash paid in 2012 to Mr. Mellor for first three quarterly installments of his annual chairman’s fee of $100,000 for the 2012–2013 term.

(2)
The amounts shown in the Stock Awards column represent the aggregate grant date fair value of stock awards to directors in 2012, computed in accordance with Financial Accounting Standards Board (“FASB”) Auditing Standards Codification (“ASC”) Topic 718 (Compensation – Stock Compensation). For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

The amounts shown in the Stock Awards column for each of the non-employee directors includes the following grants of restricted stock units, which have the following grant date fair value, calculated using the closing price of USEC’s common stock on the date of grant in accordance with FASB ASC Topic 718 (Compensation — Stock Compensation):

Name	Grant Date	Number of Restricted Stock Units	Grant Date Fair Value
James R. Mellor	05/08/12	25,000	$20,250
Joyce F. Brown	05/08/12	25,000	$20,250
Sigmund L. Cornelius	05/08/12	25,000	$20,250
Joseph T. Doyle	05/08/12	25,000	$20,250
H. William Habermeyer	05/08/12	25,000	$20,250
William J. Madia	05/08/12	25,000	$20,250
W. Henson Moore	05/08/12	25,000	$20,250
Walter E. Skowronski	05/08/12	25,000	$20,250
M. Richard Smith	05/08/12	25,000	$20,250

The aggregate number of stock awards, including shares of restricted stock and restricted stock units, outstanding at December 31, 2012 for each of the non-employee directors is as follows:

Name	Number of Shares of Restricted Stock or Restricted Stock Units
James R. Mellor	287,768
Sigmund L. Cornelius	54,846
Joseph T. Doyle	226,435
H. William Habermeyer	130,586
William J. Madia	155,350
W. Henson Moore	168,859
Walter E. Skowronski	54,846
M. Richard Smith	57,531

(3)
No stock option grants were made to directors in 2012. The following table shows the number of stock options held by each non-employee director as of December 31, 2012, all of which are immediately exercisable:

Name	Number of Securities Underlying Unexercised Options
James R. Mellor	11,833
Joseph T. Doyle	1,227
W. Henson Moore	10,500

(4)       Dr. Brown resigned as a director in July 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

The following table shows the beneficial ownership of the Company’s common stock as of April 29, 2013 by each of the Company’s directors and director nominees, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group. Unless otherwise indicated in the table, each person has the sole power to vote and dispose of the shares reported as beneficially owned by such person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
John C. Barpoulis	561,684		*
Sigmund L. Cornelius	54,846		*
Joseph T. Doyle	256,213		*
George Dudich	—		*
H. William Habermeyer	140,586		*
William J. Madia	155,350		*
James R. Mellor	473,355		*
W. Henson Moore	179,359		*
Peter B. Saba	375,159		*
Hiroshi Sakamoto	—		*
Philip G. Sewell	523,953		*
Walter E. Skowronski	54,846		*
M. Richard Smith	57,531		*
Robert Van Namen	542,034		*
John K. Welch	1,900,392		1.5%
Directors and all executive officers as a group (23 persons)	6,079,786	(2)	4.9%

*	Less than 1%

(1)
Includes shares subject to options granted pursuant to the USEC Inc. 2009 Equity Incentive Plan (or its predecessor plan, the USEC Inc. 1999 Equity Incentive Plan) exercisable, as of April 29, 2013, or within 60 days from such date as follows: Mr. Doyle 1,227; Mr. Mellor 11,833; and Mr. Moore 10,500. Also includes restricted stock units that can be converted into USEC common stock within 60 days from April 29, 2013 as follows: Mr. Cornelius 54,846; Mr. Doyle 224,986; Mr. Habermeyer 130,586; Dr. Madia 155,350; Mr. Mellor 195,991; Mr. Moore 136,935; Mr. Skowronski 54,846; and Mr. Smith 57,531.

(2)
Includes 23,560 shares subject to options granted pursuant to the USEC Inc. 2009 Equity Incentive Plan (or its predecessor plan, the USEC Inc. 1999 Equity Incentive Plan) exercisable as of April 29, 2013, or within 60 days from such date. Includes 1,011,071 restricted stock units that can be converted into USEC common stock within 60 days from April 29, 2013.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as to those holders known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company’s common stock as of December 31, 2012. All information shown is based on information reported by the filer on a Schedule 13G filed with the SEC on the dates indicated in the footnotes to this table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned
Dimensional Fund Advisors LP	7,633,804	(1)	6.15%
6300 Bee Cave Road
Austin, Texas 78746
Global X Management Company LLC.	7,594,240	(2)	6.12%
623 Fifth Avenue, 15th Floor
New York, New York 10022
Van Eck Associates Corporation.	6,952,042	(3)	5.60%
335 Madison Avenue, 19th Floor
New York, New York 10017

(1)
The Schedule 13G/A filed on February 11, 2013 with the SEC by Dimensional Fund Advisors LP states that it has sole power to vote 7,467,839 shares and sole power to dispose 7,633,804 shares. Dimensional Fund Advisors states in its Schedule 13G/A that all securities reported therein are owned by its funds, no one of which, to its knowledge, owns more than 5% of the class of securities. In its Schedule 13G/A, Dimensional Fund Advisors disclaims beneficial ownership of all such securities.

(2)
The Schedule 13G filed on February 13, 2013 with the SEC by Global X Management Company LLC states that they have the sole power to vote and dispose of 7,594,240 shares. The Schedule 13G states that Global X Uranium ETF has the right to receive dividends from, and the proceeds from the sale of the shares reported by Global X Management Company LLC.

(3)
The Schedule 13G filed on February 14, 2013 with the SEC by Van Eck Associates Corporation states that they have the sole power to vote and dispose of 6,952,042 shares. The Schedule 13G states that the shares are held within mutual funds and other client accounts managed by Van Eck Associates Corporation, one of which individually owns more than 5% of the outstanding shares.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Board has adopted a policy and procedures for review, approval or ratification of transactions involving the Company and “related persons” (the Company’s directors and executive officers and stockholders owning 5% or greater of the Company’s outstanding stock, or their immediate family members). The policy covers any related person transaction that meets the minimum threshold for disclosure under the relevant SEC rules or that is otherwise referred to the Board for review. This generally includes transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest. Under this policy, related person transactions must be approved by the Nominating and Governance Committee, although the Chairman of the Board may direct that the full Board review specific transactions. The transaction must be approved in advance whenever feasible and, if not feasible, must be ratified at the Nominating and Governance Committee’s next meeting. In determining whether to approve or ratify a related person transaction, the Nominating and Governance Committee will take into account all factors it deems appropriate, including: whether the subject matter of the transaction is available from other non-affiliated sources; whether the transaction is on terms no less favorable to the Company than terms generally available from an unaffiliated third party; the extent of the related person’s interest in the transaction; and whether the transaction is in the best interests of the Company.

Management is responsible for the development and implementation of processes and controls to ensure that related person transactions are identified and that disclosure is made as required by law. To that end, currently we annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related person transactions.

Director Independence

The NYSE listing standards require that the boards of listed companies have a majority of independent directors and that audit, nominating and governance, and compensation committee members must all be independent as affirmatively determined by the Board. At its February 2013 meeting, after reviewing the NYSE standards of independence, the Board of Directors affirmatively determined that the following eight directors were independent: Mr. Cornelius, Mr. Doyle, Mr. Habermeyer, Dr. Madia, Mr. Mellor, Mr. Moore, Mr. Skowronski, and Mr. Smith. The basis for these determinations was that each of these eight directors (other than Mr. Habermeyer) had no relationships with the Company other than being a director and/or stockholder of the Company. The Board determined that Mr. Habermeyer had no material relationships with the Company, taking into consideration his service on the board of directors of Southern Company, a past customer of USEC. All of the members of the Company’s Audit and Finance, Nominating and Governance, and Compensation committees are independent.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The Audit and Finance Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Audit and Finance Committee has delegated pre-approval authority to the Chairman of the Audit and Finance Committee, who presents any decisions to the full Audit and Finance Committee at its next scheduled meeting. The following amounts were billed to the Company by the independent auditors for services rendered for the periods indicated:

Type of Fee	Amount Billed For Year Ended December 31, 2012	Amount Billed For Year Ended December 31, 2011
	(In thousands)	(In thousands)
Audit Fees(1)	$1,127	$1,033
Audit-Related Fees(2)	$15	$85
Tax Fees(3)	$74	$150
All Other Fees(4)	$4	$2
Total	$1,220	$1,270

(1)	Primarily audits of the financial statements for both periods including internal control testing over financial reporting and reviews of quarterly financial statements for both periods.

(2)	Fraud risk assessment in both periods, internal audit plan benchmarking and risk assessment in 2011, and Form S-3 registration statement in 2011.

(3)	Primarily services related to selected tax projects and IRS audit assistance for both periods.

(4)	Service fee for access to electronic publication.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USEC Inc.

April 30, 2013                                                                     /s/ John K. Welch
John K. Welch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John K. Welch John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	April 30, 2013
/s/ John C. Barpoulis John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2013
/s/ J. Tracy Mey J. Tracy Mey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 30, 2013
/s/ James R. Mellor James R. Mellor	Chairman of the Board and Director	April 30, 2013
/s/ Sigmund L. Cornelius Sigmund L. Cornelius	Director	April 30, 2013
/s/ Joseph T. Doyle Joseph T. Doyle	Director	April 30, 2013
/s/ George Dudich George Dudich	Director	April 30, 2013
/s/ H. William Habermeyer H. William Habermeyer	Director	April 30, 2013
/s/ William J. Madia William J. Madia	Director	April 30, 2013
/s/ W. Henson Moore W. Henson Moore	Director	April 30, 2013

/s/ Hiroshi Sakamoto Hiroshi Sakamoto	Director	April 30, 2013
/s/ Walter E. Skowronski Walter E. Skowronski	Director	April 30, 2013
/s/ M. Richard Smith M. Richard Smith	Director	April 30, 2013

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).