Form 10-Q
period 2013-03-31
USEC INC
filed 2013-05-07
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of April 30, 2013, there were 124,001,162 shares of the registrant’s Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 – that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the ongoing transition of our business, including uncertainty regarding the transition of the Paducah gaseous diffusion plant and uncertainty regarding continued funding for the American Centrifuge project; the impact of a potential de-listing of our common stock on the NYSE, including the potential for the holders of our convertible notes to require the Company to repurchase their notes in the event of a de-listing; the impact of a potential balance sheet restructuring on the holders of our common stock and convertible notes; risks related to the need to restructure the investments by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”); risks related to the underfunding of our defined benefit pension plans and the impact of the potential requirement for us to place an amount in escrow or purchase a bond with respect to such underfunding; the impact of uncertainty regarding our ability to continue as a going concern on our liquidity and prospects; the expiration of our agreement with Energy Northwest on May 31, 2013 and uncertainty regarding our ability to reach an agreement with potential interested parties for a short term extension of enrichment at the Paducah gaseous diffusion plant beyond May 31, 2013 and the impact of actions we will need to take in the near term if an agreement is not reached; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects;  the impact and potential extended duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); our ability to manage the transition costs and other impacts of ceasing enrichment at Paducah; uncertainty regarding the timing, amount and availability of additional funding for the research, development and demonstration (“RD&D”) program and the dependency of government funding on Congressional appropriations; restrictions in our credit facility on our spending on the American Centrifuge project and the potential for us to demobilize the project;  limitations on our ability to provide any required cost sharing under the RD&D program; uncertainty concerning our ability through the RD&D program to demonstrate the technical and financial readiness of the centrifuge technology for commercialization; uncertainty concerning the ultimate success of our efforts to obtain a loan guarantee from the U.S. Department of Energy (“DOE”) and other financing for the American Centrifuge project and the timing and terms thereof; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of the need to raise additional capital to finance the project; the impact of actions we have taken or may take to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, and impacts to cost and schedule; the impact of delays in the American Centrifuge project and uncertainty regarding our ability to remobilize the project; the potential for DOE to seek to terminate or exercise its remedies under the RD&D cooperative agreement or June 2002 DOE-USEC agreement; changes in U.S. government priorities and the availability of government funding, including loan guarantees; our ability to extend, renew or replace our credit facility that matures on September 30, 2013; risks related to our inability to repay our convertible notes at maturity in October 2014; restrictions in our credit facility that may impact our operating and financial flexibility; our dependence on deliveries of LEU from Russia under a commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) that expires in 2013 and under a new commercial supply agreement with Russia (the “Russian Supply Agreement”) and limitations on our ability to import the Russian LEU we buy under the Russian Supply Agreement into the United States and other countries; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our contracts with the U.S. government; risks related to delays in payment for our contract services work performed for DOE; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; the impact of potential changes in the ownership of our stock on our ability to realize the value of our deferred tax benefits; the timing of recognition of previously deferred revenue;  and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012 (“10-K”). Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K, which are available on our website at www.usec.com.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(millions)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$71.9	$292.9
Restricted cash	15.1	-
Accounts receivable, net	153.2	134.8
Inventories	1,060.8	1,593.2
Deferred costs associated with deferred revenue	106.2	116.8
Other current assets	22.2	19.2
Total Current Assets	1,429.4	2,156.9
Property, Plant and Equipment, net	43.9	51.0
Other Long-Term Assets
Deposits for surety bonds	22.6	22.3
Goodwill	-	6.8
Other assets	28.9	29.4
Total Other Long-Term Assets	51.5	58.5
Total Assets	$1,524.8	$2,266.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$139.0	$145.8
Payables under Russian Contract	-	209.8
Inventories owed to customers and suppliers	474.7	950.0
Deferred revenue and advances from customers	156.8	125.5
Credit facility term loan	-	83.2
Convertible preferred stock	103.7	100.5
Total Current Liabilities	874.2	1,614.8
Long-Term Debt	530.0	530.0
Other Long-Term Liabilities
Postretirement health and life benefit obligations	210.4	207.2
Pension benefit liabilities	322.4	321.7
Other liabilities	57.4	65.6
Total Other Long-Term Liabilities	590.2	594.5
Commitments and Contingencies (Note 14)
Stockholders’ Equity (Deficit)	(469.6)	(472.9)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,524.8	$2,266.4

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Separative work units	$290.2	$537.9
Uranium	27.6	-
Contract services	2.6	4.1
Total Revenue	320.4	542.0
Cost of Sales:
Separative work units and uranium	303.8	501.2
Contract services	3.3	4.1
Total Cost of Sales	307.1	505.3
Gross profit	13.3	36.7
Advanced technology costs	59.3	36.7
Selling, general and administrative	12.9	13.6
Special charge for workforce reductions and advisory costs	2.4	6.4
Other (income)	(47.6)	-
Operating (loss)	(13.7)	(20.0)
Interest expense	13.3	12.7
Interest (income)	(0.3)	(0.1)
(Loss) from continuing operations before income taxes	(26.7)	(32.6)
Provision (benefit) for income taxes	(3.0)	(3.3)
Net (loss) from continuing operations	(23.7)	(29.3)
Net income from discontinued operations	21.7	0.5
Net (loss)	$(2.0)	$(28.8)

Net (loss) from continuing operations per share – basic and diluted	$(.19)	$(.24)
Net (loss) per share – basic and diluted	$(.02)	$(.24)
Weighted-average number of shares outstanding – basic and diluted	123.1	122.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(millions)

	Three Months Ended March 31,
	2013	2012

Net (loss)	$(2.0)	$(28.8)
Other comprehensive income, before tax:
Amortization of actuarial (gains) losses, net (Note 10)	6.8	6.0
Amortization of prior service costs (Note 10)	0.2	0.4
Other comprehensive income, before tax	7.0	6.4
Income tax expense related to items of other comprehensive income	(2.6)	(2.3)
Other comprehensive income, net of tax	4.4	4.1
Comprehensive income (loss)	$2.4	$(24.7)

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)
	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net (loss)	$(2.0)	$(28.8)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9.4	10.2
Deferred income taxes	(2.6)	(2.3)
Convertible preferred stock dividends payable-in-kind	3.2	2.9
Gain on sale of subsidiary	(35.6)	-
Changes in operating assets and liabilities:
Accounts receivable – (increase)	(15.1)	(36.0)
Inventories, net – decrease	57.1	347.8
Payables under Russian Contract – (decrease)	(209.8)	(206.9)
Deferred revenue, net of deferred costs – increase (decrease)	41.9	(1.6)
Accounts payable and other liabilities – increase (decrease)	(3.4)	2.3
Accrued depleted uranium disposition – (decrease)	-	(45.2)
Restricted cash – (increase)	(15.1)	-
Other, net	(3.3)	5.3
Net Cash Provided by (Used in) Operating Activities	(175.3)	47.7

Cash Flows Provided by (Used in) Investing Activities
Capital expenditures	-	(2.9)
Deposits for surety bonds	(0.3)	-
Proceeds from sale of subsidiary	39.9	-
Net Cash Provided by (Used in) Investing Activities	39.6	(2.9)

Cash Flows Used in Financing Activities
Borrowings under revolving credit facility	-	96.5
Repayments under revolving credit facility	-	(96.5)
Repayment of credit facility term loan	(83.2)	-
Payments for deferred financing costs	(2.0)	(9.7)
Common stock issued (purchased), net	(0.1)	(0.4)
Net Cash (Used in) Financing Activities	(85.3)	(10.1)
Net Increase (Decrease)	(221.0)	34.7
Cash and Cash Equivalents at Beginning of Period	292.9	37.6
Cash and Cash Equivalents at End of Period	$71.9	$72.3
Supplemental Cash Flow Information:
Interest paid	$3.2	$3.0
Income taxes paid, net of refunds	0.4	0.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2012
Balance at December 31, 2011	$13.0	$1,212.5	$(161.2)	$(49.4)	$(262.5)	$752.4
Other comprehensive income, net of tax (Note 15)	-	-	-	-	4.1	4.1
Restricted and other common stock issued, net of amortization	-	1.6	-	(0.4)	-	1.2
Net (loss)	-	-	(28.8)	-	-	(28.8)
Balance at March 31, 2012	$13.0	$1,214.1	$(190.0)	$(49.8)	$(258.4)	$728.9

Three Months Ended March 31, 2013
Balance at December 31, 2012	$13.0	$1,200.8	$(1,361.8)	$(33.0)	$(291.9)	$(472.9)
Other comprehensive income, net of tax (Note 15)	-	-	-	-	4.4	4.4
Restricted and other common stock issued, net of amortization	-	1.0	-	(0.1)	-	0.9
Net (loss)	-	-	(2.0)	-	-	(2.0)
Balance at March 31, 2013	$13.0	$1,201.8	$(1,363.8)	$(33.1)	$(287.5)	$(469.6)

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. Certain amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2012.

Liquidity Risks and Uncertainties

USEC’s consolidated condensed financial statements have been prepared assuming that USEC will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the 12- month period following the date of these financial statements.

USEC reported a net loss of $1.2 billion in the year ended December 31, 2012 and a net loss of $491.1 million in the year ended December 31, 2011.  These net losses were primarily the result of expenses related to the development of the American Centrifuge project, including the expense of previously capitalized amounts during both periods and related tax valuation allowances.  USEC reported a net loss of $2.0 million for the three months ended March 31, 2013 and cash and cash equivalents of $71.9 million as of March 31, 2013. USEC expects that its cash balance, internally generated cash from its LEU operations and services provided by its contract services segment, and available borrowings under its revolving credit facility will provide sufficient cash to meet its obligations as they become due for at least 12 months from the date of the financial statements, assuming the renewal or replacement of its revolving credit facility past September 2013.  On March 14, 2013, USEC amended its credit facility, among other things, to extend the expiration date of the credit facility from May 31, 2013 to September 30, 2013. USEC repaid its existing term loan in connection with the amendment. USEC’s credit facility is available to finance working capital needs and general corporate purposes. USEC believes it is reasonable to expect an extension or replacement for the facility by September 2013.  USEC’s credit facility needs at that time will depend on USEC’s working capital needs, which in part depend on the timing of USEC’s transition of enrichment at the Paducah gaseous diffusion plant, and USEC may need a substantially smaller credit facility in the future.  USEC’s credit facility would also likely be replaced as part of any potential restructuring (discussed below).  In addition, if USEC were unable to renew or replace its credit facility beyond September 2013, USEC would seek to work with customers, if needed, to effect further order movements to provide sufficient liquidity and working capital.

Although USEC expects to have adequate liquidity to meet its obligations for at least 12 months, in light of the significant transition of USEC’s business and the uncertainties and challenges facing USEC and in order to improve USEC’s credit profile and its ability to successfully finance and deploy the American Centrifuge project and to maximize USEC’s participation in such project, USEC is engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet.  USEC continues to believe that the deployment of the American Centrifuge project represents USEC’s clearest path to a long-term, direct source of domestic enrichment production, and therefore the long-term viability of USEC’s LEU business, and USEC believes that a restructuring could improve the likelihood of success in the deployment of the American Centrifuge project.  Although USEC has no assurance regarding its ability to pursue or complete a restructuring, a restructuring could result in significant changes to the Company’s capital structure and adjustments to its balance sheet, including the creation of a new entity for accounting purposes, which would have a material impact on USEC’s financial statements, including the going concern assumption on which they have been prepared.

In addition, on May 8, 2012, USEC received a notice from the New York Stock Exchange (“NYSE”) that the average closing price of its common stock was below the NYSE’s continued listing criteria relating to minimum share price.  USEC intends to seek shareholder approval for a reverse stock split at its next annual meeting of stockholders, scheduled for June 27, 2013, to seek to regain compliance with the minimum share price condition.  On April 30, 2013, USEC received notice from the NYSE that the decline in USEC’s total market capitalization has caused it to be out of compliance with another of the NYSE’s continued listing standards. Under applicable NYSE rules, USEC has 45 days from the receipt of the notice to submit a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. If the NYSE accepts the plan, USEC’s common stock will continue to be listed on the NYSE during the 18 month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC’s progress with respect to its plan.  If the plan is not submitted on a timely basis, is not accepted, or is accepted but USEC does not make progress consistent with the plan during the plan period, USEC will be subject to suspension and delisting from the NYSE.

A delisting of USEC’s common stock by the NYSE and the failure of its common stock to be listed on another national exchange could cause significant adverse consequences.  A fundamental change is triggered under the terms of USEC’s convertible notes if USEC’s shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. USEC does not have adequate cash to repurchase the notes.  A failure by USEC to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes.  The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is also an event of default under USEC’s credit facility.  See Note 14, “NYSE Listing Notice” for additional information.

USEC is in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of its de-lease of the Portsmouth gaseous diffusion plant and related transition of employees on its defined benefit plan funding obligations. USEC could also face a liability related to a future decision to discontinue activities at the Paducah gaseous diffusion plant.  See Note 14, “Potential ERISA Section 4062(e) Liability” for additional information.

USEC could also demobilize the American Centrifuge project if additional funding for the research, development and demonstration (“RD&D”) program is not obtained or if it determines that there is no longer a viable path to commercialization of the American Centrifuge Plant (“ACP”) or could also take actions to restructure the project that could result in changes in its anticipated ownership of or role in the project.  See Note 14, “American Centrifuge Plant” for additional information.

The above noted actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to its actions or based on their view of its financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on USEC’s liquidity.

New Accounting Standard

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of accumulated other comprehensive income (“AOCI”), adding new disclosure requirements for items reclassified out of AOCI. The new guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The implementation of the new guidance in the first quarter of 2013 is reflected in the notes to USEC’s consolidated condensed financial statements and did not have an effect on USEC’s results of operations, cash flows or financial position.

2. SALE OF NAC SUBSIDIARY

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

The preliminary purchase price for NAC was $42.4 million, which is equal to $45 million less an estimated net working capital adjustment of $2.6 million. On March 15, 2013, Hitz paid USEC $39.9 million in cash, which is the preliminary purchase price of $42.4 million less an escrow account deposit by Hitz of $2.5 million. On April 23, 2013, Hitz paid USEC $3.3 million representing the final determination of the net working capital adjustment and the release to USEC of the $2.5 million escrow account deposit. USEC recorded a gain on the sale of $35.6 million in the first quarter of 2013, representing the final sale proceeds of $43.2 million less the net carrying amount of NAC assets and liabilities of $5.5 million (including goodwill of $6.8 million) and transaction costs of $2.1 million.

The following financial information related to NAC is segregated from continuing operations and reported as discontinued operations through the date of divestiture (in millions).

	Three Months Ended March 31,
	2013	2012

Revenue	$13.7	$19.5
Cost of sales	11.8	17.4
Gross profit	1.9	2.1
Advanced technology costs	-	0.1
Selling, general and administrative	1.8	1.3
Operating income	0.1	0.7
Gain on sale of subsidiary	35.6	-
Income before income taxes	35.7	0.7
Provision for income taxes	14.0	0.2
Net income from discontinued operations	$21.7	$0.5

3. WORKFORCE REDUCTIONS AND ADVISORY COSTS

USEC’s business is in a state of significant transition. In early 2012, USEC initiated an internal review of its organizational structure and engaged a management consulting firm to support this review. USEC is also engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet. Costs for these advisors totaled $2.4 million in the first quarter of 2013 compared to $4.5 million in the first quarter of 2012. Additionally, a charge of $1.9 million was incurred in the first quarter of 2012 for one-time termination benefits for affected employees at our American Centrifuge design and engineering operations in Oak Ridge, Tennessee, and our headquarters operations located in Bethesda, Maryland.

4. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

USEC is conducting a research, development and demonstration (“RD&D”) program for the American Centrifuge technology with cost share funding from the U.S. Department of Energy (“DOE”). The objectives of the RD&D program are to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 centrifuge machines and sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This includes activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. The June 2012 cooperative agreement with DOE, as most recently amended on March 15, 2013, defines the scope, funding and technical goals for the RD&D program. The program schedule runs from June 1, 2012 through December 31, 2013.  The total investment in the program will be up to $350 million, with DOE providing 80%, and USEC providing 20% of the total. DOE’s total contribution would be up to $280 million and USEC’s contribution would be up to $70 million. The cooperative agreement is being incrementally funded, and $177.8 million of DOE funding has been provided as follows:

•
$87.7 million of funding was provided by DOE accepting title to quantities of depleted uranium that enabled USEC to release encumbered funds that were providing financial assurance for the disposition of this depleted uranium;

•	$45.7 million of funding was provided pursuant to the six-month continuing appropriations resolution passed by Congress and signed by the President on September 28, 2012; and

•
$44.4 million of funding was provided in March 2013 by DOE transferring the SWU component of LEU that DOE previously acquired from USEC in exchange for the transfer of quantities of USEC’s depleted uranium to DOE.

As of March 31, 2013, USEC has made cumulative qualifying American Centrifuge expenditures of $174.6 million. DOE’s pro-rata share is 80% or $139.7 million. Of the $139.7 million, $106.7 million has been received by USEC and DOE’s remaining funding share of $33.0 million is included in current accounts receivable as of March 31, 2013. Additionally, advances from customers as of March 31, 2013 include the funding provided by DOE in March 2013 of $44.4 million.

In the first quarter of 2013, USEC made qualifying American Centrifuge expenditures of $59.5 million. DOE’s pro-rata share of 80% for the first quarter of 2013, or $47.6 million, is recognized as other income in the three months ended March 31, 2013.

The amount of federal funding made available to date is expected to fund RD&D program activities through June 15, 2013. The recently enacted Fiscal Year 2013 continuing appropriations resolution included additional funding for continued work on the RD&D program at an annual rate of $110 million, which is expected to fund the RD&D program through September 30, 2013. USEC has adjusted its program spending to accommodate changes to the timing and amount of federal funding and remains on schedule and budget to complete the RD&D program by the end of 2013. USEC will continue to work with Congress and the administration to fund the RD&D program through December 2013 and achieve the remaining program milestones. Funding from DOE for the RD&D program is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE. There is no assurance that this additional funding will be made available.

Additional details regarding financing required to complete the American Centrifuge Plant and commitments related to the American Centrifuge under the 2002 DOE-USEC Agreement and the June 2012 cooperative agreement are provided in Note 14.

5.  ACCOUNTS RECEIVABLE
	March 31, 2013	December 31, 2012
	(millions)
Utility customers	$106.1	$118.3
Sale of NAC (see Note 2)	3.3	-
DOE pro-rata share of RD&D program funding	33.0	4.4
Contract services, primarily DOE:
Billed revenue	8.7	10.5
Unbilled revenue	2.1	1.6
	10.8	12.1
	$153.2	$134.8

Additional details regarding DOE’s pro-rata share of funding for American Centrifuge expenditures under the RD&D program are provided in Note 4.

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

Current accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $2.4 million at March 31, 2013 and $2.1 million at December 31, 2012. Certain receivables from DOE of $25.8 million, net of valuation allowances, are included in other long-term assets as of March 31, 2013 and December 31, 2012 based on the extended timeframe expected to resolve claims for payment filed by USEC under the Contract Disputes Act. USEC believes DOE has breached its agreement by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis.

6. INVENTORIES

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

Components of inventories follow (in millions):

	March 31, 2013			December 31, 2012
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net

Separative work units	$653.8	$210.8	$443.0	$880.9	$382.7	$498.2
Uranium	400.6	263.9	136.7	703.7	567.3	136.4
Materials and supplies	6.4	-	6.4	8.6	-	8.6
	$1,060.8	$474.7	$586.1	$1,593.2	$950.0	$643.2

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

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated values of approximately $1.7 billion at March 31, 2013, and $1.9 billion at December 31, 2012, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 9% decline in quantities and a 2% decline in the uranium spot price indicator. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

7. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	March 31, 2013	December 31, 2012
	(millions)
Deferred revenue	$112.1	$123.1
Advances from customers	44.7	2.4
	$156.8	$125.5

Deferred costs associated with deferred revenue	$106.2	$116.8

Advances from customers as of March 31, 2013 include $44.4 million of funding provided by DOE in March 2013 for the RD&D program. Details are provided in Note 4.

8. DEBT

Credit Facility

On March 14, 2013, USEC amended its credit facility that was scheduled to mature on May 31, 2013. The amended revolving credit facility totals $110.0 million (including letters of credit of up to $50.0 million or $25.0 million upon cessation of enrichment at the Paducah GDP) and matures on September 30, 2013. The term loan under the credit facility was repaid in connection with the amendment.

Utilization of the credit facility at March 31, 2013 and December 31, 2012 follows:

	March 31,	December 31,
	2013	2012
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan	-	83.2
Letters of credit	12.4	14.7
Available credit	67.6	87.1

As of March 31, 2013, USEC met all of the reserve provision and collateral requirements of the credit facility and was in compliance with all of the covenants.

The credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. Borrowings under the credit facility are subject to limitations based on established percentages of eligible accounts receivable and USEC-owned inventory pledged as collateral to the lenders. The amended credit facility requires cash collateralization of letters of credit issued by the bank at 105%. Cash collateralization of $15.1 million as of March 31, 2013 is classified as restricted cash. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit.

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

Convertible Senior Notes due 2014

Convertible senior notes amounted to $530.0 million as of March 31, 2013 and December 31, 2012. The convertible senior notes are due October 1, 2014. Interest of 3.0% is payable semi-annually in arrears on April 1 and October 1 of each year. The notes were not eligible for conversion to common stock as of March 31, 2013 or December 31, 2012.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the three months ended March 31, 2013 follows (in millions):

	December 31, 2012	Additions	Reductions	March 31, 2013
Other current assets:
Bank credit facilities	$3.0	$2.0	$(3.2)	$1.8

Deferred financing costs (long-term):
Convertible notes	$3.6	$-	$(0.5)	$3.1

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	-	$71.7	-	$71.7	-	$292.2	-	$292.2
Deferred compensation asset (b)	-	3.0	-	3.0	-	2.7	-	2.7

Liabilities:
Deferred compensation obligation (b)	-	2.8	-	2.8	-	2.7	-	2.7

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

Other Financial Instruments

As of March 31, 2013 and December 31, 2012, the balance sheet carrying amounts for accounts receivable and accounts payable and accrued liabilities (excluding the deferred compensation obligation described above) approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):
	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Credit facility term loan	$-	$-	$83.2	$93.5
Convertible preferred stock and accrued dividends payable-in-kind	103.7	103.7	100.5	100.5
3.0% convertible senior notes, due October 1, 2014	530.0	182.9	530.0	198.2

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

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service costs	$3.7	$3.6	$0.9	$0.9
Interest costs	11.0	12.1	2.2	2.8
Expected returns on plan assets (gains)	(12.8)	(13.0)	(0.6)	(0.7)
Amortization of prior service costs	0.2	0.4	-	-
Amortization of actuarial (gains) losses, net	6.1	4.9	0.7	1.1
Net benefit costs	$8.2	$8.0	$3.2	$4.1

USEC expects to contribute $23.4 million to the defined benefit pension plans in 2013, consisting of $20.9 million of required contributions under the Employee Retirement Income Security Act (“ERISA”) and $2.5 million to non-qualified plans. USEC has contributed $1.3 million in the three months ended March 31, 2013.

There is no required contribution for the postretirement health and life benefit plans under ERISA and USEC does not expect to contribute in 2013. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Net periodic benefit costs related to continued operations are allocated to SWU inventory costs, selling, general and administrative expense, and advanced technology costs.

11. STOCK-BASED COMPENSATION

	Three Months Ended March 31,
	2013	2012
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.9	$1.2
Stock options, performance awards and other	0.1	0.3
Expense included in selling, general and administrative and advanced technology costs	$1.0	$1.5
Total recognized tax benefit	$-	$-

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period. There was no stock-based compensation granted in the three months ended March 31, 2013. As of March 31, 2013, there was $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted shares and restricted stock units granted. That cost is expected to be recognized over a weighted-average period of 1.5 years.

On January 10, 2013 the Compensation Committee of the Board of Directors approved the surrender and cancellation of 2,462,726 unexercised stock options and suspended the Annual Incentive Program and Long Term Incentive Program for 2013 under the USEC Inc. 2009 Equity Incentive Plan.

12. INCOME TAXES

Because there is a full valuation allowance against deferred tax assets and there are pretax losses from continuing operations and income in other components of the financial statements (e.g., Discontinued Operations and Other Comprehensive Income), the income tax benefit from pretax losses from continuing operations is limited to the amount of income tax expense recorded on all items other than continuing operations. The income tax benefit from continuing operations consists primarily of the income tax benefit calculated using an estimated annual effective tax rate. The estimated annual effective tax rate applied to pretax losses from continuing operations for the interim period is calculated using the estimated full-year plan for ordinary income and the year-to-date amounts for Discontinued Operations and Other Comprehensive Income. The income tax expense on all items other than continuing operations is recorded discretely based on year-to-date amounts. The difference in calculating the income tax expense and income tax benefit of $14.2 million is an interim timing difference recorded on the balance sheet in current liabilities that will reverse by year end when full-year results are presented.

13. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock. In calculating diluted net income per share, the numerator is increased by interest expense on the convertible notes and convertible preferred stock dividends, net of amount capitalized and net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive securities, assuming full conversion, consisting of stock compensation awards, convertible notes, convertible preferred stock and warrants. No dilutive effect is recognized in a period in which a net loss has occurred or in which the assumed conversion effect of convertible securities is antidilutive.

	Three Months Ended March 31,
	2013	2012
	(millions)
Numerators:
Net (loss) from continuing operations	$(23.7)	$(29.3)
Net income from discontinued operations	21.7	0.5
Net (loss)	(2.0)	(28.8)
Numerators for diluted calculations (a):
Net (loss) from continuing operations	$(23.7)	$(29.3)
Net income from discontinued operations	21.7	0.5
Net (loss)	(2.0)	(28.8)

Denominator:
Weighted average common shares	125.1	123.1
Less: Weighted average unvested restricted stock	2.0	0.8
Denominator for basic calculation	123.1	122.3

Weighted average effect of dilutive securities:
Convertible notes	44.3	44.3
Convertible preferred stock:
Equivalent common shares (b)	195.6	75.6
Less: share issuance limitation (c)	172.8	52.8
Net allowable common shares	22.8	22.8
Subtotal	67.1	67.1
Less: shares excluded in a period of a net loss or antidilution	67.1	67.1
Weighted average effect of dilutive securities	-	-
Denominator for diluted calculation	123.1	122.3

Net (loss) per share from continuing operations – basic and diluted	$(.19)	$(.24)
Net income per share from discontinued operations – basic and diluted	$.18	$-
Net (loss) per share – basic and diluted	$(.02)	$(.24)

(a)
The numerators are subject to increase for interest expense on convertible notes and convertible preferred stock dividends, net of amount capitalized and net of tax, of $5.0 million in the three months ended March 31, 2013 and $4.7 million in the three months ended March 31, 2012. The tax rate is the statutory rate.

However, no dilutive effect is recognized in a period in which a net loss has occurred. In addition, for purposes of calculating income from discontinued operations per share, the calculation of (loss) from continuing operations per share provides a control number in determining whether potential common shares are dilutive or antidilutive. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss (discontinued operations and net income/loss), regardless of their antidilutive effect on such categories. Therefore, no dilutive effect is recognized in the calculation of income from discontinued operations per share.

(b)
The number of equivalent common shares for the convertible preferred stock is based on the arithmetic average of the daily volume weighted average prices per share of common stock for each of the last 20 trading days, and is determined as of the beginning of the period for purposes of calculating diluted net income per share.

(c)
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

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income per share (options and warrants in millions):

	Three Months Ended March 31,
	2013	2012
Options excluded from diluted net income per share	0.3	2.9
Warrants excluded from diluted net income per share	6.3	6.3
Exercise price of excluded options	$3.72 to	$3.72 to
	$14.28	$14.28
Exercise price of excluded warrants	$7.50	$7.50

14. COMMITMENTS AND CONTINGENCIES

American Centrifuge Plant

Project Funding

USEC needs significant additional financing in order to complete the American Centrifuge Plant. USEC believes a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, is essential to obtaining the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP.  Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year RD&D program for the project. Refer to Note 4 regarding the RD&D program underway. DOE indicated that USEC’s application for a DOE loan guarantee would remain pending during the RD&D program but has given USEC no assurance that a successful RD&D program will result in a loan guarantee. Additional capital beyond the $2 billion of DOE loan guarantee funding that USEC has applied for and USEC’s internally generated cash flow will be required to complete the project. USEC has had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on USEC receiving a DOE loan guarantee.

USEC also expects to need at least $1 billion of capital for the project in addition to the DOE loan guarantee and the Japanese export credit agency funding discussed above. The amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee.  USEC currently anticipates the sources for this capital to include cash generated by the project during startup, available USEC cash flow from operations and additional third-party capital.  USEC expects the additional third-party capital would be raised at the project level, including through the issuance of additional equity participation. USEC has no assurances that it will be successful in obtaining this financing and that the delays and cost increases the Company has experienced will not adversely affect these efforts. USEC is working to identify cost mitigation actions and opportunities for schedule acceleration; however USEC has no assurance that it will be successful.  USEC is also engaging with customers regarding ACP sales commitments at SWU prices that support acceptable economics needed to attract capital necessary for the project.  However, these efforts are being challenged by current market prices. USEC also is uncertain regarding the amount of internally generated cash flow from operations that USEC will have available to finance the project in light of the delays in deployment of the project  and potential requirements for USEC’s internally generated cash flow to satisfy its pension and postretirement benefit and other obligations. The amount of capital that USEC is able to contribute to the project going forward will also impact  USEC’s share of the ultimate ownership of the project, which will likely be reduced as a result of raising equity and other capital to deploy the project.

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

Technical Milestones under the June 2012 Cooperative Agreement

The June 2012 cooperative agreement with DOE, as amended most recently on March 15, 2013, includes technical milestones for the RD&D program. DOE has the right to terminate the cooperative agreement if any of the remaining technical milestones are not met. DOE also has the right to terminate the cooperative agreement if USEC materially fails to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement.  To date, four milestones have been achieved and five remain. USEC recently achieved, and on May 1, 2013 DOE certified satisfactory completion, of two milestones relating to (1) testing on extended feed rate range and (2) testing machine performance parameters. Both tests demonstrated advanced design features and robustness of the centrifuges to adverse operating conditions.

In addition, the cooperative agreement contains non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the milestones and other program objectives. Although the performance indicators are non-binding, the failure to achieve a performance indicator could cause DOE to take actions that are adverse to USEC. By manufacturing the 120 AC100 centrifuges required for the demonstration cascade, the program has met the third out of five performance indicators.

NYSE Listing Notice

On May 8, 2012, USEC received notice from the New York Stock Exchange (“NYSE”) that the average closing price of its common stock was below the NYSE’s continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, USEC provided written notice to the NYSE of its intent to cure this deficiency through a reverse stock split.  USEC is required to regain compliance with the NYSE’s price criteria by no later than its next annual meeting of stockholders if stockholder approval is required as is the case with a reverse stock split. USEC intends to seek stockholder approval for a reverse stock split at its next annual meeting of stockholders, scheduled for June 27, 2013. If USEC’s stockholders approve the reverse stock split and USEC effectuates the reverse stock split to cure the condition, the condition will be deemed cured if USEC’s closing share price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days. Subject to the NYSE’s rules, during the cure period, USEC’s common stock will continue to be listed and trade on the NYSE, subject to its continued compliance with the NYSE’s other applicable listing rules.

On April 30, 2013, USEC received notice from the NYSE that the decline in USEC’s total market capitalization has caused it to be out of compliance with another of the NYSE’s continued listing standards.  The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company’s total stockholders’ equity is less than $50 million. In mid-April 2013, USEC’s average market capitalization fell below $50 million, and USEC had a stockholders’ deficit of $472.9 million as of December 31, 2012.  In accordance with the NYSE’s rules, on May 6, 2013, USEC provided written notice to the NYSE of its intent to cure this deficiency.  Under applicable NYSE rules, USEC has 45 days from the receipt of the notice to submit a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. USEC’s plan will need to outline by quarter how USEC can through either existing or planned initiatives, return to compliance with the listing standards.  USEC may not be successful in identifying initiatives that can reasonably be expected to result in the necessary improvements to USEC’s stock price and market capitalization or in executing any initiatives that are identified and included in any plan submitted to the NYSE.  If the NYSE accepts the plan, USEC’s common stock will continue to be listed on the NYSE during the 18 month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC’s progress with respect to its plan.  If the plan is not submitted on a timely basis, is not accepted, or is accepted but USEC does not make progress consistent with the plan during the plan period, USEC will be subject to suspension and delisting from the NYSE.

In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors. The NYSE can take accelerated listing action if USEC’s common stock trades at levels viewed to be “abnormally low” over a sustained period of time.  USEC would also be subject to immediate suspension and de-listing from the NYSE if its average market capitalization is less than $15 million over a consecutive 30 trading-day period or if it were to file or announce an intent to file under any of the sections of the bankruptcy law.  Even if USEC meets the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

A fundamental change is triggered under the terms of USEC’s convertible notes if USEC’s shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash.  USEC’s receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change.  USEC does not have adequate cash to repurchase the notes.  A failure by USEC to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes.  The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is an event of default under USEC’s credit facility.  Accordingly, the exercise of remedies by holders of our convertible notes or lenders under USEC’s credit facility as a result of a delisting would have a material adverse effect on USEC’s liquidity and financial condition.

Potential ERISA Section 4062(e) Liability

USEC is in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of USEC’s de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE’s new decontamination and decommissioning (“D&D”) contractor on September 30, 2011.  USEC notified the PBGC of this occurrence and the PBGC has informally advised USEC of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. USEC has informed the PBGC that it does not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). USEC also disputes the amount of the PBGC’s preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, USEC believes that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, USEC has not reached a resolution with the PBGC and USEC has no assurance that the PBGC will agree with it or will not pursue a requirement for it to accelerate funding or take other actions to provide security. USEC could also face a potential significantly greater liability related to a future decision to discontinue activities at Paducah.

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

15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) is pension and postretirement health and life benefit plans.

Changes in accumulated other comprehensive income (loss) for the sole component follow (in millions and net of tax).

	Three Months Ended March 31,
	2013	2012

Beginning balance	$(291.9)	$(262.5)

Amortization of actuarial (gains) losses, net (a)	$6.8	$6.0
Amortization of prior service costs (a)	0.2	0.4
Total reclassifications for the period, before tax	7.0	6.4
Income tax (expense) benefit	(2.6)	(2.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	4.4	4.1

Ending balance	$(287.5)	$(258.4)

(a)	These items reclassified from accumulated other comprehensive income (loss) are included in the computation of net benefit costs as detailed in Note 10.

16. SEGMENT INFORMATION

USEC has two reportable segments:  the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment consists of work performed for DOE and DOE contractors at the Portsmouth site and the Paducah GDP.  The contract services segment formerly included nuclear energy services and technologies provided by NAC International Inc. Refer to Note 2 regarding the sale of NAC in March 2013 and results of operations for NAC. Gross profit is USEC’s measure for segment reporting. There were no intersegment sales in the periods presented.

	Three Months Ended March 31,
	2013	2012
	(millions)
Revenue
LEU segment:
Separative work units	$290.2	$537.9
Uranium	27.6	-
	317.8	537.9
Contract services segment	2.6	4.1
	$320.4	$542.0

Segment Gross Profit
LEU segment	$14.0	$36.7
Contract services segment	(0.7)	-
Gross profit	$13.3	$36.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties presented in Part II, Item 1A of this report and Part I, Item 1A of the annual report on Form 10-K for the year ended December 31, 2012.

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

However, our business is in a state of significant transition as we seek to re-position our enrichment business for long term success.  Going forward, we:

•
are preparing for the transition of the Paducah GDP, with the current arrangement that extended commercial enrichment at Paducah expiring on May 31, 2013 and the expected de-lease of the site back to DOE during 2014;

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

We have historically produced or acquired LEU from two principal sources. We produced about half of our supply of LEU at the Paducah GDP in Paducah, Kentucky, and we acquired the other portion under a contract with Russia (the “Russian Contract”) under the 20-year Megatons to Megawatts program that ends in 2013. Under the Russian Contract, we purchase the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. The current arrangements under which we are continuing enrichment at the Paducah GDP expire in 2013 and our purchases under the Megatons to Megawatts program will also end in 2013 and will be replaced by purchases under a new 10-year commercial agreement with Russia (the “Russian Supply Agreement”).  Purchase quantities under the Russian Supply Agreement will be about half the level under the Megatons to Megawatts program unless the parties exercise a mutual option to increase such purchases.

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

These market conditions have challenged our business, including efforts to continue enrichment at the Paducah GDP. The current arrangement with Energy Northwest to enrich depleted uranium supplied to Energy Northwest by DOE expires on May 31, 2013. We are currently in discussions with potential interested parties for a short term extension of enrichment at the Paducah GDP beyond May 31, 2013.  However, we have no assurance that we will reach an agreement or other arrangement to support continued enrichment beyond May 31, 2013.  We also have no assurance regarding the terms of any agreement that we may reach and the impact of those terms on our results of operations.  A short-term extension of enrichment at Paducah beyond May 31, 2013 would be expected to provide additional cash from operations during 2013 and to reduce some transition expenses.  However, such an extension may not produce the anticipated cash or cost savings.  The economics to us of any extension are significantly challenged in light of current SWU market conditions and power prices.  If we do not reach an agreement, we expect to commence actions to cease enrichment at the Paducah GDP in the near term.

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

We are also seeking to manage the impacts of the Paducah transition on our existing business.  We had planned to continue enrichment at Paducah as a bridge to our deployment of the American Centrifuge technology. Absent a new arrangement that allows us to continue enrichment at Paducah, we now expect there to be a transition period of at least several years until the American Centrifuge Plant (“ACP”) is in commercial operations. During this period we will no longer be enriching uranium but making sales from our existing inventory and our future purchases from Russia. We have an objective of minimizing the period of transition until we have a new source of domestic U.S. enrichment production. We expect to continue discussions with customers regarding our existing backlog, which includes contracts that must be revised to reflect our anticipated supply sources during that transition period and anticipated timing for the financing and commercial production from the ACP. For a discussion of the potential implications of the transition of the Paducah GDP, see Part I, Item 1A, Risk Factors, of the 2012 annual report on Form 10-K.

We continued to make progress in demonstrating the American Centrifuge technology in the first quarter of 2013. On April 3, 2013, we announced that we had completed construction of our American Centrifuge commercial demonstration cascade in Piketon, Ohio. The 120-machine cascade is the centerpiece of a cooperative research, development and demonstration (“RD&D”) program with the U.S. Department of Energy (“DOE”). The objectives of the RD&D program are to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade and sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This includes activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology.

Construction activities included preparing the cascade for machine installation, making physical improvements to the facilities, removing existing cascade support equipment and installing new infrastructure systems. Cascade construction involved more than 300 workers, including many local union tradesmen who worked more than 150,000 man-hours without a recordable injury or lost-time accident.  The RD&D program as a whole supports more than 1,100 jobs and utilizes more than 160 companies from 28 states.

With cascade construction complete, the project team will continue system testing in preparation for formal integrated systems testing required before the cascade becomes operational later this year. This will enable us to demonstrate redundancy of the primary cascade support systems for commercial plant operation and to complete integrated system testing against operational requirements. We plan to incorporate the 120-machine cascade in the full commercial plant of 96 identical cascades. We are also updating a commercialization plan for the American Centrifuge project following the completion of the RD&D program and working to improve our balance sheet to position USEC financially to move forward as a stronger sponsor of the American Centrifuge project. In 2013, we expect to update our application for a $2 billion loan guarantee from DOE, obtain additional debt and equity financing for the project and secure additional sales commitments. As part of the commercialization effort, we expect to need additional investors in the project which would reduce our ownership in the project.

The cooperative agreement between USEC and DOE defines the scope, funding and technical goals for the RD&D program. The program schedule runs from June 1, 2012 through December 31, 2013.  The total investment in the program will be up to $350 million, with DOE providing 80%, and USEC providing 20% of the total. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. The cooperative agreement is being incrementally funded, and $177.8 million of DOE funding has been provided. The amount of federal funding made available to date is expected to fund RD&D program activities through June 15, 2013. The recently enacted Fiscal Year 2013 continuing appropriations resolution included additional funding for continued work on the RD&D program at an annual rate of $110 million, which is expected to fund the RD&D program through September 30, 2013.  We have adjusted our program spending to accommodate changes to the timing and amount of federal funding and we remain on schedule and budget to complete the RD&D program by the end of 2013. We will continue to work with Congress and the administration to fund the RD&D program through December 2013 and achieve the remaining program milestones.

The cooperative agreement includes technical milestones for the RD&D program. DOE has the right to terminate the cooperative agreement if any of the remaining technical milestones are not met. DOE also has the right to terminate the cooperative agreement if we materially fail to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement. Details are provided in USEC’s 2012 annual report on Form 10-K.  To date, four milestones have been achieved and five remain. We recently achieved, and on May 1, 2013 DOE certified satisfactory completion, of two milestones relating to (1) testing on extended feed rate range and (2) testing machine performance parameters. Both tests demonstrated advanced design features and robustness of the centrifuges to adverse operating conditions.

In addition, the cooperative agreement contains non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the milestones and other program objectives. Although the performance indicators are non-binding, the failure to achieve a performance indicator could cause DOE to take actions that are adverse to USEC. By manufacturing the 120 AC100 centrifuges required for the demonstration cascade, the program has met the third out of five performance indicators.

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

We also must continue to manage events that occur that are outside of our control, including actions that may be taken by vendors, customers, creditors and other third parties in response to our decisions or based on their view of our financial strength and future business prospects. For a discussion of the potential risks and uncertainties facing our business, see Part II, Item 1A, Risk Factors, of this report and Part I, Item 1A, Risk Factors, of the 2012 annual report on Form 10-K.

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

Customer payments for the SWU component of LEU typically average approximately $20 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations. While many contracts require the purchase of fixed quantities of SWU, customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. Customer requirements and orders are more predictable over the longer term. Our revenue could be adversely affected by actions of the NRC or nuclear regulators in foreign countries issuing orders to modify, delay, suspend or shut down nuclear reactor operations within their jurisdictions.

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

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to  recognize as revenue in future periods under existing contracts with customers. Due to the current supply/demand imbalance in the market, we have not been able to achieve sufficient new sales to offset reductions in backlog resulting from annual deliveries including as a result of order advancements. We are seeing increased price competition as our competitors lower their prices to sell excess supply created by current market conditions and secondary suppliers liquidate inventories. This has adversely affected our sales efforts, and unless market conditions improve or we lower our prices to compete with this excess supply, we expect to continue to see a reduction to our sales backlog over time.  Our ability to make new sales also is constrained by the uncertainty about our future prospects associated with the transition from production at the Paducah GDP to commercial production at the ACP.  During the period of transition to commercialization of the ACP, we anticipate a lower level of revenues and sales, aligned with our anticipated sources of LEU from existing inventory and purchases of Russian LEU.  We expect to enter into long-term contracts for production from the ACP in order to support the financing of the ACP, which would add to our longer-term backlog.

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

	March 31,	December 31,	March 31,
	2013	2012	2012
SWU:
Long-term price indicator ($/SWU)	$130.00	$135.00	$146.00
Spot price indicator ($/SWU)	115.00	120.00	138.00
UF6:
Long-term price composite ($/KgU)	165.68	165.68	173.52
Spot price indicator ($/KgU)	120.75	123.50	137.00

Uranium can be acquired for sale by underfeeding the production process at the Paducah GDP. We may also purchase uranium from suppliers in connection with specific customer contracts, as we have in the past. Underfeeding is a mode of operation that uses or feeds less uranium but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we may vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment, resulting in excess uranium that we can sell. Most of our inventories of uranium available for sale have been sold in prior years, and we will not be able to acquire uranium through underfeeding after we cease enrichment at the Paducah GDP.

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

The gaseous diffusion process uses significant amounts of electric power to enrich uranium. Costs for electric power are approximately 70% of production costs at the Paducah GDP. We purchased power at approximately 1,500 megawatts in the three months ended March 31, 2013 compared to approximately 1,650 megawatts in the three months ended March 31, 2012.  Purchases during the three months ended March 31, 2013 were made under a supplemental power arrangement entered into with the Tennessee Valley Authority (“TVA”) as part of the multi-party arrangement with Energy Northwest, the Bonneville Power Administration, TVA and DOE to enrich depleted uranium.  Under this arrangement, we have a take-or-pay obligation to purchase electricity at approximately 1,500 megawatts for the remaining months of the contract through May 2013, with a 25% reduction in May 2013 to provide a transition in power delivery and production.

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

We have historically purchased about one-half of our SWU supply under the Russian Contract. Prices under the contract are determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. The average price per SWU under the Russian Contract for 2013 is 6% higher compared to 2012. Prices under the new 10-year Russian Supply Agreement are determined based on a mix of market-related price points and other factors.

Paducah GDP Transition

As described above under “Our View of the Business Today,” we are preparing for the transition of the Paducah GDP after the end of the depleted uranium enrichment agreement that expires on May 31, 2013.  We are currently in discussions with potential interested parties for a short term extension of enrichment at the Paducah GDP beyond May 31, 2013.  However, we have no assurance that we will reach an agreement or other arrangement to support continued enrichment beyond May 31, 2013.  We also have no assurance regarding the terms of any agreement that we may reach and the impact of those terms on our results of operations.  A short-term extension of enrichment at Paducah beyond May 31, 2013 would be expected to provide additional cash from operations during 2013 and to reduce some transition expenses.  However, such an extension may not produce the anticipated cash or cost savings.  The economics to us of any extension are significantly challenged in light of current SWU market conditions and power prices.  If we do not reach an agreement, we expect to commence actions to cease enrichment at the Paducah GDP in the near term.  We are currently in discussions with DOE regarding the timing of our de-lease and are seeking to minimize our transition costs, which could be substantial.  We are also seeking to manage the impacts of the Paducah transition on our existing business.

We record leasehold improvements, machinery and equipment at acquisition cost and depreciate these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which prior to the fourth quarter of 2012 had been June 2016 for the Paducah GDP commensurate with the term of the lease agreement. Under the terms of the lease, we can terminate the lease prior to June 2016 upon two years’ notice. Also, as our needs change, we can de-lease portions of the property under lease upon 60 days’ notice with DOE’s consent, which cannot be unreasonably withheld. In September 2012, we provided DOE with a non-binding notice of potential return of certain leased premises and property at the Paducah GDP. As a result of discussions with DOE and our belief that it would be difficult to continue enrichment at the Paducah GDP through the expiration of the existing lease term, in the third quarter of 2012, we determined that leasehold improvements, machinery and equipment at the Paducah GDP would be depreciated prospectively starting in the fourth quarter of 2012 on an accelerated straight line basis through 2014.  Costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the short expected productive life of the Paducah GDP.

Once we cease enrichment at the Paducah GDP, for a period of time we will still need to lease certain areas used for ongoing operations. These include shipping and handling, inventory management and site services, including deliveries to customers of our inventory of LEU and handling of Russian material under the Russian Contract, or beyond under the Russian Supply Agreement.  We are currently evaluating the most cost-effective manner of conducting operations at the Paducah GDP after ceasing enrichment to minimize our ongoing costs. However, we may not be able to achieve the desired cost savings in the timeframe we expect. For example, we must factor in the need and cost of maintaining facilities in order to handle our inventory as we plan to transition Paducah. As of March 31, 2013, these inventories include approximately $475 million of inventories owed to customers and suppliers that consist primarily of inventories owed to fabricators. These inventories are awaiting delivery to fabricators under delivery optimization arrangements between USEC and domestic fabricators, the timing of transfer of which is uncertain.  In addition, we have no assurance that DOE would accept the areas that we wish to de-lease on a schedule that would be cost efficient.

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

As of March 31, 2013, we have accrued liabilities for lease turnover costs related to the Paducah GDP totaling approximately $42 million, of which $39 million is expected to be incurred in the next 12 months and is classified as a current liability. Lease turnover costs are costs incurred in returning the GDP to DOE in acceptable condition, including removing nuclear material as required and removing USEC-generated waste. The lease turnover could be further accelerated or delayed, depending on the transition schedule to return portions of leased areas to DOE.

We currently estimate that we could incur total employee related severance costs of approximately $25 million for all Paducah GDP workers in the event of a full termination of activities at the site without a transfer of employees to a successor employer with substantially the same benefits.

We have potential pension plan funding obligations under ERISA Section 4062(e) related to our de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE’s decontamination and decommissioning (“D&D”) contractor.  Additional details are provided in “Liquidity and Capital Resources – Defined Benefit Plan Funding.” We are in discussions with the Pension Benefit Guaranty Corporation (“PBGC”)  regarding their assertion that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e).  We could also face a potential significantly greater liability related to a future decision to discontinue activities at Paducah. Given the significant number of current active employees at Paducah, the amount of any potential liability related to a future decision to discontinue enrichment or other transition actions at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million.

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

Contract Services Segment

We currently provide limited services to DOE and its contractors at our Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment formerly included revenue generated by our subsidiary NAC. On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under net income from discontinued operations for the three months ended March 31, 2013 and 2012.

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

Contract Services Receivables

USEC formerly performed work under contract with DOE to maintain and prepare the former Portsmouth GDP for D&D. In September 2011 our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to DOE’s D&D contractor for the Portsmouth site. DOE historically has not approved our provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003 through 2011. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004, and has since begun audits of the years ended December 31, 2005 and 2006. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

Our consolidated balance sheet includes gross receivables from DOE or DOE contractors for contract services work totaling $51.2 million as of March 31, 2013. Of the $51.2 million, $38.0 million represents certified claims submitted to DOE through March 31, 2013. We have submitted the following certified claims to the DOE contracting officer under the Contract Disputes Act (“CDA”) for payment of breach-of-contract amounts due to DOE’s failure to timely approve provisional billing rates equaling unreimbursed costs.

Period Covered	Date of Claim	Amount of Claim	DOE Response
Periods through December 31, 2009	December 2, 2011	$11.2 million	Denied by DOE contracting officer in letter dated June 1, 2012
Year ended December 31, 2010	February 16, 2012	$9.0 million	Denied by DOE contracting officer in letter dated August 15, 2012
Year ended December 31, 2011	May 8, 2012	$17.8 million	Denied by DOE contracting officer in letter dated August 15, 2012

Based on the extended timeframe expected to resolve claims for payment filed by USEC under the CDA, these amounts are classified as a long-term receivable, net of valuation allowances, as of March 31, 2013 and December 31, 2012. We have one year to appeal the denial to the U.S. Court of Federal Claims and anticipate filing an appeal.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology.  However, we have not recognized revenue or a receivable since we have not reached a resolution with DOE and we have no assurance that DOE will agree with us. As noted above in “LEU Segment – Paducah GDP Transition,” we have potential pension plan funding obligations under ERISA Section 4062(e) related to our de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE’s D&D contractor.  We are in discussions with PBGC regarding their assertion that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e). We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. Additional details are provided in “Liquidity and Capital Resources – Defined Benefit Plan Funding.”

Portsmouth Contract Closeout Costs

Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, are anticipated to be billed to DOE and recorded as revenue when contract closeout occurs and amounts are deemed probable of recovery. Our current estimate for these billable costs is approximately $10 million or more, which includes an estimate to complete outstanding DOE audits within a reasonable period of time. These estimates of contract closeout costs do not include ongoing cost reimbursable work being performed and amounts already included in our receivable balances. The actual amounts of contract closeout costs are subject to a number of factors and therefore subject to significant uncertainty including uncertainty concerning the amount of such costs and the amount that may be reimbursable under contracts with DOE. As of March 31, 2013, DOE has informally questioned the allocation of costs to the closeout of the cold shutdown contract and has ceased provisional payments of invoices until resolution of the issue. Although we believe that DOE’s non-payment is without merit, an additional amount of $0.8 million of revenues have been reserved in the first quarter of 2013 pending resolution.

Advanced Technology Costs

USEC is working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. As of March 31, 2013, cumulative project costs totaled $2.4 billion. Historically, costs relating to the American Centrifuge technology were either charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology were charged to expense as incurred and costs relating to the construction and deployment of the ACP were capitalized.

Instead of moving forward with a conditional commitment for a loan guarantee for the American Centrifuge project through the DOE Loan Guarantee Program, in the fall of 2011, DOE proposed a two-year cost share research, development and demonstration (“RD&D”) program for the American Centrifuge project. Additional details are provided above under “The American Centrifuge Plant.”   As a result of the shift in focus of the American Centrifuge project, beginning in the fourth quarter of 2011, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, beginning with the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. As of December 31, 2012, we expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project. Although we continue to make progress in the deployment of the ACP, the expense of previously capitalized costs is based on our assessment of our ability to recover the full amount of this prior capital investment.  This expense of previously capitalized costs does not affect any future capital investment in the ACP. We would anticipate that capitalization of amounts related to the ACP would resume if and when commercial plant deployment resumes.

Liabilities related to the American Centrifuge project remain on the balance sheet, including accrued asset retirement obligations of $22.6 million and accrued costs of $10.3 million as of March 31, 2013.

Organizational Structure Review

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

Results of Operations – Three Months Ended March 31, 2013 and 2012

Segment Information

We have two reportable segments measured and presented through the gross profit line of our income statement: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment includes limited work performed for DOE and its contractors at Paducah and Portsmouth. There were no intersegment sales in the periods presented.

The following table presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2013	2012	Change	%
LEU segment
Revenue:
SWU revenue	$290.2	$537.9	$(247.7)	(46)%
Uranium revenue	27.6	-	27.6	-
Total	317.8	537.9	(220.1)	(41)%
Cost of sales	303.8	501.2	197.4	39%
Gross profit	$14.0	$36.7	$(22.7)	(62)%

Contract services segment
Revenue	$2.6	$4.1	$(1.5)	(37)%
Cost of sales	3.3	4.1	0.8	20%
Gross profit (loss)	$(0.7)	$-	$(0.7)	-

Total
Revenue	$320.4	$542.0	$(221.6)	(41)%
Cost of sales	307.1	505.3	198.2	39%
Gross profit	$13.3	$36.7	$(23.4)	(64)%

Revenue

Revenue from the LEU segment declined $220.1 million in the three months ended March 31, 2013 compared to the corresponding period in 2012. The volume of SWU sales declined 49% in the three-month period reflecting the variability in timing of utility customer orders and the expected decline in SWU deliveries in 2013 compared to 2012. The average price billed to customers for sales of SWU increased 5% reflecting the particular contracts under which SWU were sold during the periods.

Revenue from the contract services segment declined $1.5 million in the three months ended March 31, 2013 compared to the corresponding period in 2012, reflecting reduced contract services performed for DOE and DOE contractors and reserves of revenue of $0.8 million in the first quarter of 2013 pending resolution of cost allocations to the closeout of the cold shutdown contract.

Cost of Sales

Cost of sales for the LEU segment declined $197.4 million in the three months ended March 31, 2013, compared to the corresponding period in 2012, due to lower SWU sales volumes partially offset by uranium sales and higher unit SWU costs in the current period.

Cost of sales per SWU was 7% higher in the three months ended March 31, 2013, compared to the corresponding period in 2012.  The shorter expected service life of the Paducah GDP resulted in accelerated charges to expense of $2.8 million in three months ended March 31, 2013, including $2.0 million of accelerated depreciation. In the corresponding quarter in 2012, cost of sales was reduced by approximately $14.6 million for revisions to prior accrued amounts related to estimated disposal costs for depleted uranium and property taxes related to enrichment operations. Excluding the effects of these items, cost of sales per SWU was approximately 3% higher in the three months ended March 31, 2013 compared to the corresponding period in 2012.

Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. An increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods. Although unit production costs declined 3% in the three months ended March 31, 2013 compared to the corresponding period in 2012 (described below), the SWU unit cost is negatively impacted by the carryforward effect of higher production and purchase costs from prior years. Additionally, cost of sales per SWU in the three months ended March 31, 2013 is negatively impacted by a greater allocation of production costs to SWU inventory in recent quarters due to declines in uranium values. Production costs are also allocated to uranium from underfeeding based on its net realizable value, and the remainder is allocated to SWU inventory costs.

Production costs declined $37.9 million (or 17%) in the three months ended March 31, 2013, compared to the corresponding period in 2012, reflecting a 14% decline in volume and a 3% decline in the unit production cost. Production in the quarter consisted of enrichment of depleted uranium under the one-year multi-party arrangement with Energy Northwest, the Bonneville Power Administration, TVA and DOE. Effective June 1, 2012, although our purchase costs under our power contract with TVA continue to be subject to a fuel cost adjustment, the fuel cost adjustment is included in the power price component of our sales price billed to Energy Northwest under the depleted uranium enrichment agreement. The average cost per megawatt hour declined 3% in the three months ended March 31, 2013, compared to the corresponding period in 2012, reflecting lower unit power costs commencing in June 2012 under the amended TVA power contract.

There were no purchases of SWU under the Russian Contract in the three months ended March 31, 2013 based on our agreed-upon delivery schedule.

Cost of sales for the contract services segment was $3.3 million in the three months ended March 31, 2013, a decline of $0.8 million (or 20%) compared to the corresponding period in 2012.

Gross Profit

Gross profit declined $23.4 million in the three months ended March 31, 2013, compared to the corresponding period in 2012. Our gross profit margin was 4.2% in the three months ended March 31, 2013 compared to 6.8% in the corresponding period in 2012. Gross profit for the LEU segment declined $22.7 million in the three-month period primarily due to lower SWU sales volume and lower unit profit margins.

Gross profit for the contract services segment declined $0.7 million in the three months ended March 31, 2013 compared to the corresponding period in 2012, reflecting reserves of revenue of $0.8 million in the first quarter of 2013 pending resolution of cost allocations to the closeout of the cold shutdown contract.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2013	2012	Change	%
Gross profit	$13.3	$36.7	$(23.4)	(64)%
Advanced technology costs	59.3	36.7	(22.6)	(62)%
Selling, general and administrative	12.9	13.6	0.7	5%
Special charge for workforce reductions and advisory costs	2.4	6.4	4.0	63%
Other (income)	(47.6)	-	47.6	-
Operating (loss)	(13.7)	(20.0)	6.3	32%
Interest expense	13.3	12.7	(0.6)	(5)%
Interest (income)	(0.3)	(0.1)	0.2	200%
(Loss) from continuing operations before income taxes	(26.7)	(32.6)	5.9	18%
Provision (benefit) for income taxes	(3.0)	(3.3)	(0.3)	(9)%
Net (loss) from continuing operations	(23.7)	(29.3)	5.6	19%
Net income from discontinued operations	21.7	0.5	21.2	4240%
Net (loss)	$(2.0)	$(28.8)	$26.8	93%

Advanced Technology Costs

Advanced technology costs increased $22.6 million in the three months ended March 31, 2013, compared to the corresponding period in 2012, reflecting increased development activity in connection with the RD&D program.

Selling, General and Administrative

Selling, general and administrative expenses declined $0.7 million in the three months ended March 31, 2013, compared to the corresponding period in 2012, reflecting a decrease of $1.1 million in salaries and other compensation partially offset by an increase of $0.3 million in employee benefits costs.

Special Charge for Workforce Reductions and Advisory Costs

Our business is in a state of significant transition. In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support this review. We are also engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet. Costs for these advisors totaled $2.4 million in the first quarter of 2013 compared to $4.5 million in the first quarter of 2012. Additionally, a charge of $1.9 million was incurred in the first quarter of 2012 for one-time termination benefits for affected employees at our American Centrifuge design and engineering operations in Oak Ridge, Tennessee, and our headquarters operations located in Bethesda, Maryland.

Other (Income)

DOE and USEC provide pro-rata cost sharing support for continued American Centrifuge activities under our June 2012 cooperative agreement, as amended. In the first quarter of 2013, DOE’s pro-rata share of 80%, or $47.6 million, for qualifying American Centrifuge expenditures is recognized as other income in the three months ended March 31, 2013.

Interest Expense

Interest expense increased $0.6 million in the three months ended March 31, 2013, compared to the corresponding period in 2012. In connection with amendments of our credit facility in March 2013 and March 2012, previously deferred financing costs of $1.7 million and $1.4 million were expensed in the first quarters of 2013 and 2012, respectively.

Provision (Benefit) for Income Taxes

The income tax benefit from continuing operations was $3.0 million for the three months ended March 31, 2013 and $3.3 million for the corresponding period in 2012. Included in the income tax benefit were reversals of previously accrued amounts associated with liabilities for unrecognized benefits of $0.6 million for the three months ended March 31, 2013 and $0.8 million for the corresponding period in 2012.

Because there is a full valuation allowance against deferred tax assets and there are pretax losses from continuing operations and income in other components of the financial statements (e.g., Discontinued Operations and Other Comprehensive Income), the income tax benefit from pretax losses from continuing operations is limited to the amount of income tax expense recorded on all items other than continuing operations. The income tax benefit from continuing operations consists primarily of the income tax benefit calculated using an estimated annual effective tax rate. The estimated annual effective tax rate applied to pretax losses from continuing operations for the interim period is calculated using the estimated full-year plan for ordinary income and the year-to-date amounts for Discontinued Operations and Other Comprehensive Income.

Net (Loss) from Continuing Operations

The net loss from continuing operations improved $5.6 million ($0.05 per share) in the three months ended March 31, 2013, compared to the corresponding period in 2012, reflecting DOE’s pro-rata cost sharing support for the RD&D program included in other income, partially offset by the after-tax effects of lower gross profits and increased advanced technology costs.

Net Income from Discontinued Operations

On March 15, 2013, USEC sold its NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under net income from discontinued operations for the three months ended March 31, 2013 and 2012. Included in the three months ended March 31, 2013 is USEC’s gain on the sale of $35.6 million, representing the cash proceeds from the sale less the net carrying amount of NAC assets and liabilities of $5.5 million and transaction costs of $2.1 million.

Net (Loss)

Our net loss improved $26.8 million ($0.22 per share) in the three months ended March 31, 2013, compared to the corresponding period in 2012, reflecting the lower net loss from continuing operations and the after-tax effect of the gain on the sale of our NAC subsidiary.

2013 Outlook Update

As previously noted, due to the uncertainties inherent in USEC’s period of transition we are limiting, our guidance for USEC’s financial results and operating metrics for 2013. We expect SWU deliveries in 2013 to be lower compared to 2012.  At this time, we are not updating the guidance provided in the annual report on Form 10-K and year-end earnings news release of March 18, 2013.

We are in the midst of an RD&D program that has an 80 percent DOE and 20 percent USEC cost share. We have adjusted our program spending to accommodate changes to the timing and amount of federal funding. Federal funding for the program has been incremental and subject to Congressional action. As noted earlier, appropriations are in place to fund the RD&D program through September 30, 2013.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively.  Variations from our expectations could cause substantial differences between our guidance and ultimate results.  Among the factors that could affect our results are:

•	Our ability to reach an agreement for a potential short-term extension of enrichment at the Paducah GDP beyond May 31, 2013 and the terms of any such agreement;

•	The timing and amount of potential severance costs, pension and post-retirement benefit costs and other costs related to the transition of the Paducah GDP;

•	The timing of recognition of previously deferred revenue;

•	Movement and timing of customer orders; and

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers.

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

We are preparing to be a significantly smaller company with lower revenues as we transition from having two sources of supply that provided approximately 10 to 12 million SWU per year to making sales from our existing inventory and from future purchases of LEU from Russia at lower quantities. We are also preparing for the transition of the Paducah GDP, with the expected end of commercial enrichment at Paducah during 2013 and the de-lease of the site back to DOE, which is expected during 2014.  As described above under “LEU Segment – Paducah GDP Transition”, we could incur significant costs in connection with ceasing enrichment at Paducah, including potential severance costs and curtailment charges related to our defined benefit pension plan and postretirement health and life benefit plans, and we are evaluating alternatives to manage these potential costs.  We could also have significant ongoing maintenance costs associated with the disposition of our inventory. As described below under “Defined Benefit Plan Funding”, we are in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of our de-lease of the Portsmouth gaseous diffusion plant and related transition of employees on our defined benefit plan funding obligations. In addition, DOE has not yet authorized funding sufficient to complete the RD&D program and we could demobilize the American Centrifuge project if additional funding for the RD&D program is not obtained or if we determine that there is no longer a viable path to ACP commercialization.  We could also take actions to restructure the project that could result in changes in our anticipated ownership of or role in the project.  These actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity. In light of the significant transition of our business and the uncertainties and challenges facing us and in order to improve our credit profile and our ability to successfully finance and deploy the American Centrifuge project and to maximize our participation in such project, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet. A restructuring of our balance sheet could adversely affect the holders of our common stock through dilution or loss in value.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or that a restructuring of our balance sheet will lead to our obtaining a DOE loan guarantee.

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

The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to concerns raised by the March 2011 events in Japan have significantly affected the global supply and demand for LEU, and an oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. In particular, based on current market conditions, we see limited uncommitted demand for LEU prior to the end of the decade. This imbalance of supply and demand could increase over time depending on the length and severity of delays or cancellations of deliveries. We are seeing increased price competition as our competitors lower their prices to sell excess supply created by current market conditions. Due to the current supply/demand imbalance in the market, we have not been replacing sales from the current year with new sales, which has reduced our backlog.  We also have not been entering into sales for output from the American Centrifuge Plant due to delays in the deployment of the plant and current market prices.  We also anticipate a significantly lower level of sales over the next several years as we align sales with our anticipated sources of LEU until the American Centrifuge Plant is in commercial production. Looking out beyond the second half of this decade, we could see an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog. However, the amount of any demand and our ability to capture that demand and the pricing is uncertain.

Significant additional financing is needed to complete the American Centrifuge Plant. We applied for a $2 billion loan guarantee for the project under the DOE Loan Guarantee Program in July 2008 and we have had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee. We also expect to need at least $1 billion of capital for the project in addition to the DOE loan guarantee and the Japanese export credit agency funding.  The amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee.  We currently anticipate the sources for this capital to include cash generated by the project during startup, available USEC cash flow from operations and additional third-party capital.  We expect the additional third-party capital would be raised at the project level, including through the issuance of additional equity participation in the project.

We have no assurances that we will be successful in obtaining this financing or that the delays and cost increases we have experienced will not adversely affect these efforts. We are working to identify cost mitigation actions and opportunities for schedule acceleration; however we have no assurance that we will be successful. We are also engaging with customers regarding ACP sales commitments at SWU prices that support acceptable economics needed to attract capital necessary for the project.  However, these efforts are being challenged by current market prices. We also are uncertain regarding the amount of internally generated cash flow from operations that we will have available to finance the project in light of the delays in deployment of the project  and potential requirements for our internally generated cash flow to satisfy our pension and postretirement benefits and other obligations. The amount of capital that we are able to contribute to the project going forward will also impact our share of the ultimate ownership of the project, which will likely be reduced as a result of raising equity and other capital to deploy the project.

Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the RD&D program for the project. USEC began funding the RD&D program in January 2012. On June 12, 2012, USEC and DOE entered into a cooperative agreement to provide cost-share funding for the RD&D program. The agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. As of March 31, 2013, USEC made qualifying American Centrifuge expenditures under the agreement of $174.6 million. The cooperative agreement is being incrementally funded, and $177.8 million of DOE funding has been provided as follows:

•
$87.7 million of funding was provided by DOE accepting title to quantities of depleted uranium that enabled us to release encumbered funds that were providing financial assurance for the disposition of this depleted uranium;

•	$45.7 million of funding was provided pursuant to the six-month continuing appropriations resolution passed by Congress and signed by the President on September 28, 2012; and

•
$44.4 million of funding was provided in March 2013 by DOE transferring the SWU component of LEU that DOE previously acquired from us in exchange for the transfer of quantities of our depleted uranium to DOE.

The amount of federal funding made available to date is expected to fund RD&D program activities through June 15, 2013. The recently enacted Fiscal Year 2013 continuing appropriations resolution included additional funding for continued work on the RD&D program at an annual rate of $110 million, which is expected to fund the RD&D program through September 30, 2013. We have adjusted our program spending to accommodate changes to the timing and amount of federal funding and we remain on schedule and budget to complete the RD&D program by the end of 2013. We will continue to work with Congress and the administration to fund the RD&D program through December 2013 and achieve the remaining program milestones. Funding from DOE is subject to Congressional appropriations, Congressional transfer or reprogramming authority to permit the use by DOE of funds previously appropriated for other programs, or other sources available to DOE. There is no assurance that this additional funding will be made available.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):
	Three Months Ended March 31,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$(175.3)	$47.7
Net Cash Provided by (Used in) Investing Activities	39.6	(2.9)
Net Cash (Used in) Financing Activities	(85.3)	(10.1)
Net Increase (Decrease) in Cash and Cash Equivalents	$(221.0)	$34.7

Operating Activities

Payment of the Russian Contract payables balance of $209.8 million, due to the timing of deliveries, was a significant use of cash flow in the three months ended March 31, 2013.  Inventories declined $57.1 million in the three-month period due to monetization of inventory produced in the prior year. The amended credit facility requires cash collateralization of $15.1 million as of March 31, 2013 for letters of credit issued by the bank. As previously reported and beginning with the fourth quarter of 2011, all American Centrifuge project costs incurred have been expensed as part of our operating activities.

Investing Activities

Cash proceeds on the sale of NAC of $39.9 million were received in the three months ended March 31, 2013. On April 23, 2013, an additional $3.3 million in cash proceeds on the sale of NAC were received representing the final remaining purchase price adjustment.

Financing Activities

Payments on the credit facility term loan, including the repayment of the term loan in connection with the March 2013 credit facility amendment, totaled $83.2 million in the three months ended March 31, 2013.

There were 125.0 million shares of common stock outstanding at March 31, 2013, compared with 125.2 million at December 31, 2012, a decrease of 0.2 million shares (or 0.2%).

Working Capital
	March 31,	December 31,
	2013	2012
	(millions)
Cash and cash equivalents	$71.9	$292.9
Restricted cash	15.1	-
Accounts receivable, net	153.2	134.8
Inventories, net	586.1	643.2
Credit facility term loan, current	-	(83.2)
Convertible preferred stock	(103.7)	(100.5)
Other current assets and liabilities, net	(167.4)	(345.1)
Working capital	$555.2	$542.1

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

In addition, we are in discussions with PBGC regarding the impact of our de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE’s D&D contractor on September 30, 2011. Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer’s employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, PBGC has the right to require the employer to place an amount in escrow or furnish a bond to PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. PBGC could also elect not to require any further action by the employer. PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. We have informed PBGC that we do not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). We also dispute the amount of their preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. We have not reached a resolution with PBGC and we have no assurance that PBGC will agree with our position or reach a consensual resolution and will not pursue a requirement for us to establish an escrow or furnish a bond. .

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

Capital Structure and Financial Resources

At March 31, 2013, our debt consisted of $530.0 million in 3.0% convertible senior notes due October 1, 2014. The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. As described above, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet which, among other things, if successful would be expected to address this convertible notes maturity.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or the impact of any restructuring on our convertible senior notes.  In the event that we are not able to restructure the convertible notes prior to maturity, we also have no assurance that we would be able to refinance the convertible notes at maturity on terms acceptable to us or at all in light of our financial condition, credit rating, and anticipated available future cash flow from operations.  Refer to Part I, Item 1A, Risk Factors, of the 2012 annual report on Form 10-K, “Our $530.0 million of convertible senior notes mature on October 1, 2014.  Although we may seek to restructure or refinance this obligation prior to maturity, we may not be successful, and we would likely be unable to repay the notes at maturity, which would adversely affect our liquidity and prospects.”

We are restricted under our credit facility from repurchasing the notes for cash. Holders of our convertible notes have the right to require the Company to repurchase such notes for cash if our common stock is no longer listed for trading on the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market. We are working to ensure that our common stock remains listed on the NYSE, however, we have no assurance that we will remain listed. See “NYSE Listing Notice” below and Part II, Item 1A, Risk Factors, of this report, “Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our $530 million of convertible notes for cash, which we would not have adequate cash to do and would result in an event of default under our credit facility.”

On March 13, 2012, we amended and restated our $310.0 million credit facility that was scheduled to mature on May 31, 2012. As of December 31, 2012, the amended and restated credit facility totaled $230.0 million including a revolving credit facility of $146.8 million (including up to $75.0 million in letters of credit) and a term loan of $83.2 million. The amended and restated credit facility initially had a total capacity of $235 million, but commencing December 3, 2012, the aggregate revolving commitments and term loan principal were reduced by $5.0 million per month through the maturity of the credit facility.

On March 14, 2013, we amended our March 2012 credit facility that was scheduled to mature on May 31, 2013. The amended revolving credit facility totals $110.0 million (including letters of credit of up to $50.0 million or $25.0 million upon cessation of enrichment at the Paducah GDP) and matures on September 30, 2013. The term loan under the credit facility was repaid in connection with the amendment.

Utilization of the credit facility at March 31, 2013 and December 31, 2012 follows:

	March 31,	December 31,
	2013	2012
	(millions)
Borrowings under the revolving credit facility	$-	$-
Term loan	-	83.2
Letters of credit	12.4	14.7
Available credit	67.6	87.1

The credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. Borrowings under the credit facility are subject to limitations based on established percentages of eligible accounts receivable and USEC-owned inventory pledged as collateral to the lenders. The amended credit facility requires cash collateralization of letters of credit issued by the bank at 105%. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit.

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

For as long as we continue enrichment at the Paducah GDP, if our gross profit for any three consecutive months beginning June 2012 is a loss, then the margin on the revolving loans will increase by 1.5% retroactive to the first day of such three-month period, and continuing until enrichment ceases  or for the remaining term of the credit facility.

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

Subject to certain limited exceptions, we will be required at all times to prepay all amounts outstanding under the revolving credit agreement with the net proceeds of (1) the sale of inventory, the collection of receivables or any sale or transfer of assets of USEC Inc. and its subsidiaries; (2) the sale or transfer of equity of USEC Inc. or its subsidiaries; (3) the issuance of indebtedness of USEC Inc. or its subsidiaries; or (4) insurance proceeds from casualty events. In addition, certain proceeds, including from specified debt issuances and asset sales (including certain sales resulting from a demobilization of the American Centrifuge project), will permanently reduce the revolving loan commitments and prepay the term loan. The revolving credit facility must be fully prepaid prior to any redemption of the Company’s Series B-1 preferred stock.

With certain exceptions, all funds of USEC Inc. and its subsidiaries will be subject to full cash dominion, meaning that they will be swept on a daily basis into an account with the administrative agent and will be used to pay outstanding loans before they are available to USEC for use in its operations.

The credit facility includes a requirement that we maintain a ratio of 2.0:1.0 of certain eligible collateral (less reserves) to the amount of the credit facility (the “collateral coverage ratio”).  At our election, for any given monthly compliance period under the credit facility, our cash that is held in an account with the administrative agent may be included in the calculation of eligible collateral for purposes of meeting the collateral coverage ratio. Cash that is included at our election is then restricted and may not be withdrawn by us until the next monthly compliance certificate is submitted unless certain conditions for an earlier reduction are met. This provides us additional flexibility to protect the collateral coverage ratio from factors outside of our control that can affect the value of our eligible collateral from time to time, such as the timing of sales, the market value of inventory and the timing of shipments of low enriched uranium (“LEU”) from Russia.

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

In addition, our inability to maintain the continued listing of our common stock on the New York Stock Exchange or another national exchange could cause an event of default under our credit facility. A fundamental change is triggered under the terms of our convertible notes if USEC’s shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. We do not have adequate cash to repurchase the notes. A failure by us to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes.  The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is also an event of default under USEC’s credit facility.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the three months ended March 31, 2013 follows (in millions):

	December 31, 2012	Additions	Reductions	March 31, 2013
Other current assets:
Bank credit facilities	$3.0	$2.0	$(3.2)	$1.8

Deferred financing costs (long-term):
Convertible notes	$3.6	$-	$(0.5)	$3.1

NYSE Listing Notice

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE’s continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, we provided written notice to the NYSE of our intent to cure this deficiency through a reverse stock split.  We are required to regain compliance with the NYSE’s price criteria by no later than our next annual meeting of stockholders if stockholder approval is required as is the case with a reverse stock split. We intend to seek stockholder approval for a reverse stock split at our next annual meeting of stockholders, scheduled for June 27, 2013. If our stockholders approve the reverse stock split and we effectuate the reverse stock split to cure the condition, the condition will be deemed cured if our closing share price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days. Subject to the NYSE’s rules, during the cure period, our common stock will continue to be listed and trade on the NYSE, subject to our continued compliance with the NYSE’s other applicable listing rules.

On April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization has caused us to be out of compliance with another of the NYSE’s continued listing standards.  The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company’s total stockholders’ equity is less than $50 million. In mid-April 2013, our average market capitalization fell below $50 million, and we had a stockholders’ deficit of $472.9 million as of December 31, 2012.  In accordance with the NYSE’s rules, on May 6, 2013, we provided written notice to the NYSE of our intent to cure this deficiency.  Under applicable NYSE rules, we have 45 days from the receipt of the notice to submit a plan advising the NYSE of definitive action we have taken, or are taking, that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter.  Our plan will need to outline by quarter how we can through either existing or planned initiatives, return to compliance with the listing standards.  We may not be successful in identifying initiatives that can reasonably be expected to result in the necessary improvements to our stock price and market capitalization or in executing any initiatives that are identified and included in any plan submitted to the NYSE.  If the NYSE accepts the plan, our common stock will continue to be listed on the NYSE during the 18 month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan.  If the plan is not submitted on a timely basis, is not accepted, or is accepted but we do not make progress consistent with the plan during the plan period, we will be subject to suspension and delisting from the NYSE.

In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors.  The NYSE can take accelerated listing action if our common stock trades at levels viewed to be “abnormally low” over a sustained period of time.  We would also be subject to immediate suspension and de-listing from the NYSE if our average market capitalization is less than $15 million over a consecutive 30 trading-day period or if we were to file or announce an intent to file under any of the sections of the bankruptcy law.  Even if we meet the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

A fundamental change is triggered under the terms of our convertible notes if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require us to repurchase the notes at par for cash. We do not have adequate cash to repurchase the notes. USEC’s receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change. A failure by us to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes.  The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is also an event of default under our credit facility. Accordingly, the exercise of remedies by holders of our convertible notes or lenders under our credit facility as a result of a delisting would have a material adverse effect on our liquidity and financial condition.

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2012 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at March 31, 2013 or December 31, 2012.

New Accounting Standards Not Yet Implemented

Reference is made to “New Accounting Standards” in Note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2013, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At March 31, 2013, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million. The fair value of the convertible notes, based on the trading price as of March 31, 2013, was $182.9 million.

The estimated fair value of our convertible preferred stock at March 31, 2013, including accrued paid-in-kind dividends declared payable April 1, 2013, was equal to the redemption value of $1,000 per share or $103.7 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Investors should carefully consider the updated risk factors below and the other risk factors in Part I, Item 1A of our 2012 Annual Report on Form 10-K, in addition to the other information in our Annual Report and this Quarterly Report on Form 10-Q.

Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our $530 million of convertible notes for cash, which we would not have adequate cash to do and would result in an event of default under our credit facility.

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE’s continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  In accordance with the NYSE’s rules, on May 14, 2012, we provided written notice to the NYSE of our intent to cure this deficiency through a reverse stock split.  We are required to regain compliance with the NYSE’s price criteria by no later than our next annual meeting of stockholders if stockholder approval is required as is the case with a reverse stock split. We intend to seek stockholder approval for a reverse stock split at our next annual meeting of stockholders, scheduled for June 27, 2013. However, we have no assurance that our stockholders will approve the reverse stock split.  If our stockholders do not approve the reverse stock split, the NYSE would likely take action to delist our common stock.  If our stockholders approve the reverse stock split and we effectuate the reverse stock split to cure the condition, the condition will be deemed cured if our closing share price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.  However, we have no assurance that the reverse stock split, if effectuated, will cause our share price to improve as expected.

On April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization has caused us to be out of compliance with another of the NYSE’s continued listing standards.  The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company’s total stockholders’ equity is less than $50 million. In mid-April 2013, our average market capitalization fell below $50 million, and we had a stockholders’ deficit of $472.9 million as of December 31, 2012.  In accordance with the NYSE’s rules, on May 6, 2013, we provided written notice to the NYSE of our intent to cure this deficiency.  However, we have no assurance that we will be able to improve our market capitalization.  Under applicable NYSE rules, we have 45 days from the receipt of the notice to submit a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter.  Our plan will need to outline by quarter how we can through either existing or planned initiatives, return to compliance with the listing standards.  We may not be successful in identifying initiatives that can reasonably be expected to result in the necessary improvements to our stock price and market capitalization or in executing any initiatives that are identified and included in any plan submitted to the NYSE.  We have no assurance that the NYSE will accept our plan or that if the NYSE accepts our plan, that we will be able to execute such plan to the NYSE’s satisfaction during the 18 month cure period.   If the NYSE accepts the plan, our common stock will continue to be listed on the NYSE during the 18 month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC’s progress with respect to its plan.  If the plan is not submitted on a timely basis, is not accepted, or is accepted but USEC does not make progress consistent with the plan during the plan period, we will be subject to suspension and delisting from the NYSE.

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

The NYSE can also take accelerated listing action if our common stock trades at levels viewed to be “abnormally low” over a sustained period of time.  We would also be subject to immediate suspension and de-listing from the NYSE if our average market capitalization is less than $15 million over a consecutive 30 trading-day period or if we were to file or announce an intent to file under any of the sections of the bankruptcy law.  The NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

A delisting of our common stock by the NYSE and the failure of our common stock to be listed on another national exchange could have significant adverse consequences.  A delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase our common stock.  As of March 31, 2013, we had $530 million of convertible notes outstanding.  A “fundamental change” is triggered under the terms of our convertible notes if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange, the NASDAQ Global Market or the NASDAQ Global Select Market.  Our receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change.  If a fundamental change occurs under the convertible notes, the holders of the notes can require us to repurchase the notes at par for cash.  We do not have adequate cash to repurchase the notes.  A failure by us to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes.  In addition, the occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is an event of default under our credit facility.  Accordingly, the exercise of remedies by holders of our convertible notes or lenders under our credit facility as a result of a delisting would have a material adverse effect on our liquidity and financial condition and could require us to file for bankruptcy protection.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) First Quarter Issuer Purchases of Equity Securities
			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	Per Share	Announced Plans	Purchased Under the
Period	Purchased(1)	(or Unit)	or Programs	Plans or Programs

January 1 – January 31	-	-	-	-
February 1 – February 28	-	-	-	-
March 1 – March 31	188,240	$0.48	-	-
Total	188,240	$0.48	-	-

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 188,240 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 3. Defaults Upon Senior Securities

As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at our election, in cash or in additional shares of Series B-1 preferred. We are currently restricted under our credit facility from paying cash dividends. Our board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates from January 1, 2012 through April 1, 2013 and the aggregate arrearage is $17.8 million. We have determined to defer declaring any dividends at this time due to our net losses reported for the years ended December 31, 2011 and 2012 and stockholders’ deficit.  In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of March 31, 2013, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $100.5 million ($103.7 million as of April 1, 2013 after taking into account the April 1, 2013 accrued dividend).

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

USEC Inc.

Date: May 7, 2013	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                     Description

2.1
Stock Purchase Agreement dated January 23, 2013 by and between USEC Inc. and Hitz Holdings U.S.A. Inc., incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on January 24, 2013 (Commission file number 1-14287).

10.1
Amendment No.002 dated February 21, 2013 to the Cooperative Agreement dated June 12, 2012 between the U.S. Department of Energy and USEC Inc. and American Centrifuge Demonstration, LLC concerning the American Centrifuge Cascade Demonstration Test Program. (a)

10.2
Amendment No.003 dated March 15, 2013 to the Cooperative Agreement dated June 12, 2012 between the U.S. Department of Energy and USEC Inc. and American Centrifuge Demonstration, LLC concerning the American Centrifuge Cascade Demonstration Test Program (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.3
Consent, Waiver and Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 14, 2013, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent, incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended December 31, 2012 (Commission file number 1-14287).

10.4	USEC Inc. 2013 Quarterly Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 16, 2013 (Commission file number 1-14287). (b)

10.5	USEC Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 16, 2013 (Commission file number 1-14287). (b)

10.6	Form of Change in Control Agreement with executive officers, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 16, 2013 (Commission file number 1-14287). (b)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2013, furnished in interactive data file (XBRL) format.

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.