Form 10-Q
period 2013-06-30
USEC INC
filed 2013-08-06
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Yes ☐     No ☒

As of July 31, 2013, there were 4,948,454 shares of the registrant’s Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the ongoing transition of our business, including uncertainty regarding the transition of the Paducah gaseous diffusion plant and uncertainty regarding the economics of and continued funding for the American Centrifuge project and the potential for a demobilization or termination of the project; the impact of a potential de-listing of our common stock on the NYSE, including the potential for the holders of our convertible notes to require the Company to repurchase their notes in the event of a de-listing; the impact of a potential balance sheet restructuring on the holders of our common stock and convertible notes; risks related to the need to restructure the investments by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”); risks related to the underfunding of our defined benefit pension plans and the impact of the potential requirement for us to place an amount in escrow or purchase a bond with respect to such underfunding; the impact of uncertainty regarding our ability to continue as a going concern on our liquidity and prospects; our ability to reach an agreement with the U.S. Department of Energy (“DOE”) regarding the transition of the Paducah gaseous diffusion plant and uncertainties regarding the transition costs and other impacts of USEC ceasing enrichment at the Paducah gaseous diffusion plant and returning the plant to DOE; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects;  the impact and potential extended duration of the current supply/

demand imbalance in the market for low enriched uranium (“LEU”); the impact of enrichment market conditions, increased project costs and other factors on the economics of the American Centrifuge project and our ability to finance the project and the potential for a demobilization or termination of the project; uncertainty regarding the timing, amount and availability of additional funding for the research, development and demonstration (“RD&D”) program and the dependency of government funding on Congressional appropriations; restrictions in our credit facility on our spending on the American Centrifuge project;  limitations on our ability to provide any required cost sharing under the RD&D program; uncertainty concerning our ability through the RD&D program to demonstrate the technical and financial readiness of the centrifuge technology for commercialization; uncertainty concerning the ultimate success of our efforts to obtain a loan guarantee from DOE and other financing for the American Centrifuge project or additional government support for the project and the timing and terms thereof and the potential for a demobilization or termination of the project if financing or additional government support is not in place at the end of the RD&D program; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of the need to raise additional capital to finance the project; the impact of actions we have taken or may take to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, and impacts to cost and schedule; the potential for DOE to seek to terminate or exercise its remedies under the RD&D cooperative agreement or June 2002 DOE-USEC agreement; changes in U.S. government priorities and the availability of government funding, including loan guarantees; our ability to extend, renew or replace our credit facility that matures on September 30, 2013; risks related to our inability to repay our convertible notes at maturity in October 2014; restrictions in our credit facility that may impact our operating and financial flexibility; our dependence on deliveries of LEU from Russia under a commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) that expires in 2013 and under a new commercial supply agreement with Russia (the “Russian Supply Agreement”) and limitations on our ability to import the Russian LEU we buy under the Russian Supply Agreement into the United States and other countries; risks related to our ability to sell our fixed purchase obligations under the Russian Supply Agreement; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our agreements with the U.S. government; risks related to delays in payment for our contract services work performed for DOE, including our ability to resolve certified claims for payment filed by USEC under the Contracts Dispute Act for payment of breach-of-contract amounts; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; the impact of potential changes in the ownership of our stock on our ability to realize the value of our deferred tax benefits; the timing of recognition of previously deferred revenue;  and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012 (“10-K”). Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K, which are available on our website at www.usec.com.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(millions)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$194.7	$292.9
Restricted cash	3.3	—
Accounts receivable, net	140.9	134.8
Inventories	959.9	1,593.2
Deferred costs associated with deferred revenue	118.7	116.8
Other current assets	18.5	19.2
Total Current Assets	1,436.0	2,156.9
Property, Plant and Equipment, net	18.4	51.0
Other Long-Term Assets
Deposits for surety bonds	29.4	22.3
Goodwill	—	6.8
Other assets	28.4	29.4
Total Other Long-Term Assets	57.8	58.5
Total Assets	$1,512.2	$2,266.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$154.3	$145.8
Payables under Russian Contract	177.3	209.8
Inventories owed to customers and suppliers	350.6	950.0
Deferred revenue and advances from customers	165.0	125.5
Credit facility term loan	—	83.2
Convertible preferred stock	107.0	100.5
Total Current Liabilities	954.2	1,614.8
Long-Term Debt	530.0	530.0
Other Long-Term Liabilities
Postretirement health and life benefit obligations	212.6	207.2
Pension benefit liabilities	180.3	321.7
Other liabilities	54.3	65.6
Total Other Long-Term Liabilities	447.2	594.5
Commitments and Contingencies (Note 15)
Stockholders’ Equity (Deficit)	(419.2)	(472.9)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,512.2	$2,266.4

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Separative work units	$267.4	$347.2	$557.6	$885.1
Uranium	13.9	3.6	41.5	3.6
Contract services	3.5	3.0	6.1	7.1
Total Revenue	284.8	353.8	605.2	895.8
Cost of Sales:
Separative work units and uranium	328.2	340.4	632.0	841.6
Contract services	3.5	3.2	6.8	7.3
Total Cost of Sales	331.7	343.6	638.8	848.9
Gross profit (loss)	(46.9)	10.2	(33.6)	46.9
Advanced technology costs	46.2	85.4	105.5	122.1
Selling, general and administrative	11.9	13.2	24.8	26.8
Special charges for workforce reductions and advisory costs	3.7	3.2	6.1	9.6
Other (income)	(40.7)	(10.0)	(88.3)	(10.0)
Operating (loss)	(68.0)	(81.6)	(81.7)	(101.6)
Interest expense	9.3	12.7	22.6	25.4
Interest (income)	(0.1)	(0.1)	(0.4)	(0.2)
(Loss) from continuing operations before income taxes	(77.2)	(94.2)	(103.9)	(126.8)
Provision (benefit) for income taxes	(36.3)	(2.1)	(39.3)	(5.4)
Net (loss) from continuing operations	(40.9)	(92.1)	(64.6)	(121.4)
Net income from discontinued operations	—	0.1	21.7	0.6
Net (loss)	$(40.9)	$(92.0)	$(42.9)	$(120.8)

Net income (loss) per share (Note 14):
Net (loss) from continuing operations per share – basic and diluted	$(8.35)	$(18.80)	$(13.18)	$(24.78)
Net (loss) per share – basic and diluted	$(8.35)	$(18.78)	$(8.76)	$(24.65)
Weighted-average number of shares outstanding – basic and diluted	4.9	4.9	4.9	4.9

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss)	$(40.9)	$(92.0)	$(42.9)	$(120.8)
Other comprehensive income, before tax:
Gain arising during the period (Note 11)	138.3	—	138.3	—
Amortization of actuarial (gains) losses, net (Note 11)	6.1	6.0	12.9	12.0
Amortization of prior service costs (Note 11)	0.5	0.4	0.7	0.8
Other comprehensive income, before tax	144.9	6.4	151.9	12.8
Income tax expense related to items of other comprehensive income	(53.9)	(2.3)	(56.5)	(4.6)
Other comprehensive income, net of tax	91.0	4.1	95.4	8.2
Comprehensive income (loss)	$50.1	$(87.9)	$52.5	$(112.6)

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net (loss)	$(42.9)	$(120.8)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16.4	19.5
Transfer of machinery and equipment to U.S. Department of Energy	—	44.6
Deferred income taxes	—	(4.6)
Other non-cash income on release of disposal obligation	—	(10.0)
Convertible preferred stock dividends payable-in-kind	6.5	5.8
Gain on sale of subsidiary	(35.6)	—
Non-cash transition charges	31.0	—
Changes in operating assets and liabilities:
Accounts receivable – (increase)	(6.1)	(11.4)
Inventories, net – decrease	24.0	340.3
Payables under Russian Contract – (decrease)	(32.5)	(65.2)
Deferred revenue, net of deferred costs – increase	37.6	27.1
Accounts payable and other liabilities – increase (decrease)	(44.3)	3.6
Accrued depleted uranium disposition – increase (decrease)	0.4	(73.5)
Other, net	(3.3)	6.7
Net Cash Provided by (Used in) Operating Activities	(48.8)	162.1

Cash Flows Provided by Investing Activities
Capital expenditures	—	(4.1)
Deposits for surety bonds - net (increase) decrease	(7.1)	43.8
Proceeds from sale of subsidiary	43.2	—
Net Cash Provided by Investing Activities	36.1	39.7

Cash Flows Used in Financing Activities
Borrowings under revolving credit facility	—	123.6
Repayments under revolving credit facility	—	(123.6)
Repayment of credit facility term loan	(83.2)	—
Payments for deferred financing costs	(2.1)	(9.8)
Common stock issued (purchased), net	(0.2)	(0.6)
Net Cash (Used in) Financing Activities	(85.5)	(10.4)
Net Increase (Decrease)	(98.2)	191.4
Cash and Cash Equivalents at Beginning of Period	292.9	37.6
Cash and Cash Equivalents at End of Period	$194.7	$229.0
Supplemental Cash Flow Information:
Interest paid	$11.8	$13.2
Income taxes paid, net of refunds	0.4	0.5

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2012
Balance at December 31, 2011	$13.0	$1,212.5	$(161.2)	$(49.4)	$(262.5)	$752.4
Other comprehensive income, net of tax (Note 16)	—	—	—	—	8.2	8.2
Restricted and other common stock issued, net of amortization	—	(13.7)	—	16.5	—	2.8
Reverse stock split of 1 share for 25 (Note 1)	(12.5)	12.5	—	—	—	—
Net (loss)	—	—	(120.8)	—	—	(120.8)
Balance at June 30, 2012	$0.5	$1,211.3	$(282.0)	$(32.9)	$(254.3)	$642.6

Six Months Ended June 30, 2013
Balance at December 31, 2012	$13.0	$1,200.8	$(1,361.8)	$(33.0)	$(291.9)	$(472.9)
Other comprehensive income, net of tax (Note 16)	—	—	—	—	95.4	95.4
Restricted and other common stock issued, net of amortization	—	3.5	—	(2.3)	—	1.2
Reverse stock split of 1 share for 25 (Note 1)	(12.5)	12.5	—	—	—	—
Net (loss)	—	—	(42.9)	—	—	(42.9)
Balance at June 30, 2013	$0.5	$1,216.8	$(1,404.7)	$(35.3)	$(196.5)	$(419.2)

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. Certain amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2012.

Reverse Stock Split

On July 1, 2013, USEC effectuated a reverse stock split of 1-for-25 shares as described below, resulting in a reclassification from Common Stock to Excess of Capital over Par Value of $12.5 million.

Liquidity Risks and Uncertainties

USEC's consolidated condensed financial statements have been prepared assuming that USEC will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements.

USEC reported a net loss of $1.2 billion in the year ended December 31, 2012 and a net loss of $491.1 million in the year ended December 31, 2011.  These net losses were primarily the result of expenses related to the development of the American Centrifuge project, including the expense of previously capitalized amounts during both periods and related tax valuation allowances.  USEC reported a net loss of $42.9 million for the six months ended June 30, 2013 and cash and cash equivalents of $194.7 million as of June 30, 2013. USEC expects that its cash balance, internally generated cash from its ongoing operations, and available borrowings under its revolving credit facility will provide sufficient cash to meet its obligations as they become due for at least 12 months from the date of the financial statements, assuming the renewal or replacement of its revolving credit facility past September 2013 and depending on the level of American Centrifuge expenditures after the conclusion of the research, development and demonstration (“RD&D”) program which is scheduled to be completed by December 31, 2013.  USEC's credit facility is available to finance working capital needs and general corporate purposes. On March 14, 2013, USEC amended its credit facility, among other things, to extend the expiration date of the credit facility from May 31, 2013 to September 30, 2013. USEC repaid its existing term loan in connection with the amendment. USEC expects to renew or replace its credit facility at or prior to maturity either as part of a potential balance sheet restructuring (discussed below) or with another short term credit facility based on USEC's working capital needs. If USEC were unable to renew or replace its credit facility beyond September 2013, USEC would seek to work with customers, if needed, to effect further order movements to provide sufficient liquidity and working capital.

Although USEC expects to have adequate liquidity to meet its obligations for at least 12 months, its $530 million of convertible senior notes mature on October 1, 2014. USEC's liquidity over the next 12 months is also dependent on the level of American Centrifuge expenditures after the conclusion of the RD&D program which is scheduled to be completed by December 31, 2013. In light of the significant transition of USEC's business and the uncertainties and challenges facing USEC and in order to address the convertible notes maturity and improve USEC's credit profile and its ability to successfully finance and deploy the American Centrifuge project and to maximize USEC's participation in such project, USEC is engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet.  Although USEC has no assurance regarding its ability to pursue or complete a restructuring, a restructuring could result in significant changes to the Company's capital structure and adjustments to its balance sheet, including the creation of a new entity for accounting purposes, which would have a material impact on USEC's financial statements, including the going concern assumption on which they have been prepared.

Given the current enrichment market conditions and the challenges these conditions present for obtaining the capital necessary for commercialization of the American Centrifuge Plant (“ACP”), USEC is evaluating and pursuing the feasibility of alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology including the availability of additional government support. USEC has no assurance that it will be successful in achieving any of these measures, including obtaining additional government support that may be necessary to successful commercial deployment, or the timing thereof. Therefore, USEC continues to evaluate its options concerning the American Centrifuge project including its ability to continue the project prior to or upon completion of the RD&D program, further demobilization of or delays in the commercial deployment of the project, and termination of the project. Any such actions may have a material adverse impact on USEC's ability to deploy the American Centrifuge technology, on its liquidity and on the long-term viability of its enrichment business.  See Note 15, “American Centrifuge Plant” for additional information.

In addition, on May 8, 2012, USEC received a notice from the New York Stock Exchange (“NYSE”) that the average closing price of its common stock was below the NYSE's continued listing criteria relating to minimum share price. On July 1, 2013, USEC effectuated a reverse stock split of 1-for-25 shares in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in USEC's closing share price exceeding $1.00 per share, and the condition will be deemed cured if the average closing price remains above the level for at least the following 30 trading days. However, on April 30, 2013, USEC received notice from the NYSE that the decline in USEC's total market capitalization has caused it to be out of compliance with another of the NYSE's continued listing standards. In accordance with the NYSE's rules, USEC submitted a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted USEC's plan of compliance and USEC's common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC's progress with respect to its plan. USEC's plan outlines initiatives USEC must execute by quarter. These initiatives include the successful completion of American Centrifuge plant development milestones, as well as the successful execution of the Company's Russian supply agreement and the Company's potential balance sheet restructuring.  The NYSE has notified us that if USEC does not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

Under the terms of USEC's convertible notes, a "fundamental change" is triggered if USEC's shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. USEC has no assurance that it would be eligible for listing on an alternate exchange in light of its market capitalization, stockholders' deficit and net losses. In the event a fundamental change under the convertible notes is triggered, USEC does not have adequate cash to repurchase the notes.  A failure by USEC to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes.  The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is also an event of default under USEC's credit facility.  See Note 15, “NYSE Listing Standards Notices” for additional information.

USEC is in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of its de-lease of the Portsmouth gaseous diffusion plant ("GDP") and related transition of employees on its defined benefit plan funding obligations as well as the impact of ceasing enrichment at the Paducah GDP and related transition of employees as part of future reductions in force.  See Note 15, “Potential ERISA Section 4062(e) Liability” for additional information.

The above noted actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to its actions or based on their view of its financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on USEC's liquidity.

New Accounting Standard

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of accumulated other comprehensive income (“AOCI”), adding new disclosure requirements for items reclassified out of AOCI. The new guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The implementation of the new guidance in 2013 is reflected in the notes to USEC’s consolidated condensed financial statements and did not have an effect on USEC’s results of operations, cash flows or financial position.

2. SALE OF NAC SUBSIDIARY

On January 23, 2013, USEC entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Hitz Holdings U.S.A. Inc. (“Hitz”), a subsidiary of Hitachi Zosen Corporation (“Hitachi Zosen”). Pursuant to the Stock Purchase Agreement, on March 15, 2013, Hitz acquired all of the outstanding shares of USEC’s wholly-owned subsidiary NAC International, Inc. (“NAC”).  NAC was acquired by USEC in 2004 and provides transportation and storage systems for spent nuclear fuel and provides nuclear and energy consulting services. USEC recorded a gain on the sale of $35.6 million in the first quarter of 2013, representing the final sale proceeds of $43.2 million (including $3.3 million received in the second quarter of 2013) less the net carrying amount of NAC assets and liabilities of $5.5 million (including goodwill of $6.8 million) and transaction costs of $2.1 million.

The following financial information related to NAC is segregated from continuing operations and reported as discontinued operations (in millions). Results for 2013 are through the date of divestiture of March 15, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$11.0	$13.7	$30.5
Cost of sales	—	8.9	11.8	26.3
Gross profit	—	2.1	1.9	4.2
Advanced technology costs	—	0.3	—	0.4
Selling, general and administrative	—	1.6	1.8	2.9
Operating income	—	0.2	0.1	0.9
Gain on sale of subsidiary	—	—	35.6	—
Income before income taxes	—	0.2	35.7	0.9
Provision for income taxes	—	0.1	14.0	0.3
Net income from discontinued operations	$—	$0.1	$21.7	$0.6

3. TRANSITION CHARGES

Non-Production Expenses Related to Ceasing Enrichment at the Paducah Plant

On May 24, 2013, USEC announced that it was not able to conclude a deal for the short-term extension of uranium enrichment at the Paducah GDP and began ceasing uranium enrichment at the end of May 2013. USEC is in discussions with the U.S. Department of Energy ("DOE") regarding the timing of USEC’s de-lease of the Paducah GDP from DOE and is seeking to minimize its transition costs related to lease turnover, which could be substantial.

Under the terms of the lease, USEC can terminate the lease prior to June 2016 upon two years' notice. Also, as USEC's needs change, USEC can de-lease portions of the property under lease upon 60 days' notice with DOE's consent, which cannot be unreasonably withheld. On August 1, 2013, USEC provided notice to DOE that USEC exercised its rights to terminate the lease with respect to the Paducah GDP. USEC anticipates being able to complete the return of leased premises and terminate the Paducah GDP lease as early as July 2014. In the event that USEC is unable to agree on a schedule for termination prior to two years, USEC plans to retain a small portion of the leased premises until August 1, 2015 at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period USEC plans to return portions of the leased premises no longer required to meet its business needs. However, limitations on available funding to DOE in light of federal budget constraints and spending cuts could limit DOE's willingness to accept the return of areas that USEC wishes to de-lease on a timely basis. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs.

The Paducah GDP has operated for more than 60 years. Environmental liabilities associated with plant operations by agencies of the U.S. government prior to USEC's privatization on July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah site.
USEC accelerated the expected productive life of plant assets in recent months and began to cease enrichment at the Paducah GDP following completion of the one-year depleted uranium enrichment program in May 2013. USEC has incurred a number of expenses unrelated to current production that have been charged directly to cost of sales. Non-production expenses in the three and six months ended June 30, 2013 and June 30, 2012 include the following:

-	Asset retirement charges of $19.3 million in the three and six months ended June 30, 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP;

-
Inventory valuation adjustments totaling $10.0 million in the three and six months ended June 30, 2013, including $7.7 million of residual uranium contained in certain cylinders that will be transferred to DOE. USEC determined that it was currently uneconomic to recover this residual uranium for resale;

-
Site expenses, including lease turnover activities, of $20.1 million in the three and six months ended June 30, 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs will now be charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure;

-
Power contract losses of $11.8 million in the three and six months ended June 30, 2013. In anticipation of a potential short-term extension of uranium enrichment at the Paducah GDP, USEC purchased approximately 700 megawatts of power for the period from June 1 through September 30, 2013 from several power providers. Due to falling prices in power markets following the purchase of this power, as part of agreements to unwind these purchases, USEC incurred expenses of approximately $11.8 million;

-
Accelerated asset charges of $8.2 million in the six months ended June 30, 2013. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment in June 2013;

-
Portsmouth retiree benefit costs of $6.3 million in the six months ended June 30, 2013 and $6.6 million in the six months ended June 30, 2012. Prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing retiree benefit costs related to USEC's former Portsmouth employees are charged to cost of sales of the low enriched uranium ("LEU") segment rather than the contract services segment based on continuing operations that support USEC's active and retired employees.

USEC may incur additional non-production expense and special charges in future periods based on the results of transition planning and assessments of evolving business needs.

Special Charges for Workforce Reductions and Advisory Costs

On May 31, 2013, USEC notified its Paducah employees of potential layoffs beginning in August 2013. The notifications were provided under the Worker Adjustment and Retraining Notification Act (WARN Act), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances.

USEC expects that an initial workforce reduction of approximately 160 employees will be substantially completed by August 19, 2013. USEC currently estimates that it could incur employee related severance costs of approximately $2.1 million to $7.5 million for the expected initial layoff in August depending on the seniority of the workers and final number of employees severed. As such, USEC accrued a special charge associated with the workforce reduction of approximately 160 employees of $2.1 million in the three months ended June 30, 2013 for estimated one-time termination benefits consisting of severance payments. Related cash expenditures are expected primarily in the third quarter of 2013.

Additional layoffs may occur in stages during 2013 and/or 2014 depending on business needs to manage inventory, fulfill customer orders, meet regulatory requirements and transition the site back to DOE in a safe and orderly manner. Information on these additional layoffs would be communicated to affected employees in future notices and may result in additional charges. USEC currently estimates that it could incur total employee related severance costs of approximately $25 million to $30 million for all Paducah GDP workers (including the $2.1 million special charge for the 160 employees described above) in the event of a full termination of activities at the site without a transfer of employees to another employer, depending on the timing of severances, if incurred, and with DOE owing a portion of this amount estimated to be up to $6 million.

Actions taken in the prior year resulted in special charges of $1.7 million and $3.6 million in the three and six months ended June 30, 2012, respectively, for one-time termination benefits for affected employees at our American Centrifuge design and engineering operations in Oak Ridge, Tennessee, and our headquarters operations located in Bethesda, Maryland. Related cash expenditures were completed in 2012.

In early 2012, USEC initiated an internal review of its organizational structure and engaged a management consulting firm to support this review. USEC is also engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet. Special charges recorded for these advisors totaled $2.3 million and $4.7 million in the three months and six months ended June 30, 2013, compared to $1.5 million and $6.0 million in the corresponding periods of 2012.

As discussed in Note 11, "Pension and Postretirement Health and Life Benefits," USEC will freeze benefit accruals under its defined benefit pension plans, effective August 5, 2013, for active employees who are not covered by a collective bargaining agreement. Pension benefits will no longer increase for these employees to reflect changes in compensation or credited service. However, these employees will not lose any benefits earned through August 4, 2013 under the pension plans. USEC is currently in discussions with the leadership of the two local unions which represent approximately one-half of the employees at the Paducah plant regarding the implementation of these changes for their members. Unamortized prior service costs related to those pension plan participants were accelerated and a plan re-measurement was conducted. The result was a curtailment gain of $0.7 million recorded in the second quarter of 2013 to special charges.

4. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

USEC is conducting a RD&D program for the American Centrifuge technology with cost share funding from DOE. The objectives of the RD&D program are to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 centrifuge machines and sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This includes activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. The June 2012 cooperative agreement with DOE, as most recently amended on July 24, 2013, defines the scope, funding and technical goals for the RD&D program. The program schedule runs from June 1, 2012 through December 31, 2013.  The total investment in the program will be up to $350 million, with DOE providing 80%, and USEC providing 20% of the total. DOE’s total contribution would be up to $280 million and USEC’s contribution would be up to $70 million. The cooperative agreement is being incrementally funded, and $227.7 million of DOE funding has been provided as follows, which is expected to fund the RD&D program through September 30, 2013:

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

•
$44.4 million of funding was provided in March 2013 by DOE transferring the separative work unit ("SWU") component of LEU that DOE previously acquired from USEC in exchange for the transfer of quantities of USEC’s depleted uranium to DOE; and

•	$49.9 million of funding was provided pursuant to the FY2013 continuing appropriations resolution, through amendments to the cooperative agreement on June 13, 2013 and July 24, 2013.

As of June 30, 2013, USEC has made cumulative qualifying American Centrifuge expenditures of $225.5 million. DOE’s pro-rata share is 80% or $180.4 million. Of the $180.4 million, $156.2 million has been received by USEC and DOE’s remaining funding share of $24.2 million is included in current accounts receivable as of June 30, 2013. Additionally, advances from customers as of June 30, 2013 include a balance of funding provided by DOE of $21.7 million.

In the three and six months ended June 30, 2013, USEC made qualifying American Centrifuge expenditures of $50.9 million and $110.4 million, respectively. DOE’s pro-rata share of 80%, or $40.7 million and $88.3 million, is recognized as other income in the three and six months ended June 30, 2013, respectively.

The July 24, 2013 amendment to the cooperative agreement provided funding through September 30, 2013. DOE's remaining cost share under the RD&D program of up to $52.3 million is conditioned upon USEC continuing to meet all milestones and deliverables on schedule, USEC continuing to demonstrate to DOE's satisfaction its ability to meet future milestones, and the availability of appropriations or other sources of consideration. USEC is continuing to work with Congress and the Administration to obtain funding for the remaining DOE cost-share needed to fund the RD&D program through December 2013. The Administration has included a request for transfer authority of $48 million in the President's Government Fiscal Year 2014 budget to fund the RD&D program, and the same level of funding is in the FY 2014 Energy and Water Appropriations bill approved by the House of Representatives on July 10, 2013 and in the Senate version of the bill reported to the Senate by the Senate Appropriations Committee on June 27, 2013. USEC believes that this level of funding, if provided, would be sufficient to complete the program. However, there is no assurance that this additional funding will be made available.

Additional details regarding financing required to complete the American Centrifuge Plant and commitments related to the American Centrifuge under the 2002 DOE-USEC Agreement and the June 2012 cooperative agreement are provided in Note 15.

5.  ACCOUNTS RECEIVABLE

	June 30, 2013	December 31, 2012
	(millions)
Utility customers	$105.2	$118.3
DOE pro-rata share of RD&D program funding	24.2	4.4
Contract services, primarily DOE:
Billed revenue	9.3	10.5
Unbilled revenue	2.2	1.6
	11.5	12.1
	$140.9	$134.8

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

Current accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $2.5 million at June 30, 2013 and $2.1 million at December 31, 2012. Certain receivables from DOE of $38.0 million, net of valuation allowances of $12.2 million, are included in other long-term assets as of June 30, 2013 and December 31, 2012 based on the extended timeframe expected to resolve claims for payment filed by USEC under the Contract Disputes Act. On May 30, 2013, USEC appealed the DOE's denial of its claims to the U.S. Court of Federal Claims. USEC believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis.

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

USEC holds uranium, principally at the Paducah GDP, in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors.

Components of inventories follow (in millions):

	June 30, 2013			December 31, 2012
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$660.0	$163.8	$496.2	$880.9	$382.7	$498.2
Uranium	295.7	186.8	108.9	703.7	567.3	136.4
Materials and supplies	4.2	—	4.2	8.6	—	8.6
	$959.9	$350.6	$609.3	$1,593.2	$950.0	$643.2

(a)
Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. USEC’s balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from USEC and the fabricator's needs for working stock of LEU. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated values of approximately $1.6 billion at June 30, 2013, and $1.9 billion at December 31, 2012, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 7% decline in quantities and an 8% decline in the uranium spot price indicator. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

7. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2012	Capital Expenditures (Depreciation)	Transfers and Retirements	Ceasing of Enrichment at Paducah	June 30, 2013
Construction work in progress	$2.7	$—	$(0.6)	$(1.7)	$0.4
Leasehold improvements	183.7	—	(0.6)	—	183.1
Machinery and equipment	181.7	—	(9.3)	—	172.4
	368.1	—	(10.5)	(1.7)	355.9
Accumulated depreciation and amortization	(317.1)	(11.3)	8.5	(17.6)	(337.5)
	$51.0	$(11.3)	$(2.0)	$(19.3)	$18.4

As noted in Note 3, USEC incurred a charge to cost of sales of $19.3 million in the three months ended June 30, 2013 in connection with the ceasing of enrichment at the Paducah GDP and the related retirements of property, plant and equipment used in the enrichment process.

8. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	June 30, 2013	December 31, 2012
	(millions)
Deferred revenue	$143.3	$123.1
Advances from customers	21.7	2.4
	$165.0	$125.5

Deferred costs associated with deferred revenue	$118.7	$116.8

Advances from customers as of June 30, 2013 consists of the balance of funding provided by DOE for the RD&D program. Details are provided in Note 4.

9. DEBT

Credit Facility

On March 14, 2013, USEC amended its credit facility that was scheduled to mature on May 31, 2013. The amended revolving credit facility totals $110.0 million (including letters of credit of up to $25.0 million) and matures on September 30, 2013. The term loan under the credit facility was repaid in connection with the amendment.

Utilization of the credit facility at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012
	(millions)
Borrowings under the revolving credit facility	$—	$—
Term loan	—	83.2
Letters of credit	3.1	14.7
Available credit	76.9	87.1

As of June 30, 2013, USEC met all of the reserve provision and collateral requirements of the credit facility and was in compliance with all of the covenants.

The credit facility is secured by assets of USEC Inc. and its subsidiaries, excluding equity in, and assets of, subsidiaries created to carry out future commercial American Centrifuge activities. Borrowings under the credit facility are subject to limitations based on established percentages of eligible accounts receivable and USEC-owned inventory pledged as collateral to the lenders. The amended credit facility requires cash collateralization of letters of credit issued by the bank at 105%. Cash collateralization of $3.3 million as of June 30, 2013 is classified as restricted cash. Available credit reflects the levels of qualifying assets at the end of the previous month less any borrowings or letters of credit.

The credit facility is available to finance working capital needs and general corporate purposes.  The credit facility imposes limitations and restrictions on USEC’s ability to invest in the American Centrifuge project. With certain exceptions, all funds of USEC Inc. and its subsidiaries are subject to full cash dominion, meaning that they will be swept on a daily basis into an account with the administrative agent and will be used to pay outstanding loans before they are available to USEC for use in its operations.

The credit facility contains various reserve provisions that reduce available borrowings under the facility periodically including a permanent availability block equal to $30.0 million. The other reserves under the revolving credit facility, such as availability reserves and borrowing base reserves, are customary for credit facilities of this type.

Convertible Senior Notes due 2014

Convertible senior notes amounted to $530.0 million as of June 30, 2013 and December 31, 2012. The convertible senior notes are due October 1, 2014. Interest of 3.0% is payable semi-annually in arrears on April 1 and October 1 of each year. The notes were not eligible for conversion to common stock as of June 30, 2013 or December 31, 2012.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the three months ended June 30, 2013 follows (in millions):

	December 31, 2012	Additions	Reductions	June 30, 2013
Other current assets:
Bank credit facilities	$3.0	$2.1	$(4.1)	$1.0

Deferred financing costs (long-term):
Convertible notes	$3.6	$—	$(1.0)	$2.6

10. FAIR VALUE MEASUREMENTS

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	—	$194.5	—	$194.5	—	$292.2	—	$292.2
Deferred compensation asset (b)	—	2.8	—	2.8	—	2.7	—	2.7

Liabilities:
Deferred compensation obligation (b)	—	2.7	—	2.7	—	2.7	—	2.7

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

Other Financial Instruments

As of June 30, 2013 and December 31, 2012, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under the commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan	$—	$—	$83.2	$93.5
Convertible preferred stock and accrued dividends payable-in-kind	107.0	107.0	100.5	100.5
3.0% convertible senior notes, due October 1, 2014	530.0	119.3	530.0	198.2

The estimated fair values of the term loans are based on the change in market value of an index of loans of similar credit quality based on published credit ratings, and are classified as using Level 2 inputs in the fair value measurement.

The convertible preferred stock can be converted or sold at the holder’s option and is classified as a current liability at the redemption value. The estimated fair value of the convertible preferred stock is based on a market approach using a discount rate of 12.75%, which is unobservable (Level 3) since the instruments do not trade. Dividends on the convertible preferred stock are paid (or accrued and are added to the liquidation preference of the convertible preferred stock) as additional shares of convertible preferred stock on a quarterly basis at an annual rate of 12.75%, which is consistent with current market prices and other market benchmarks. The estimated fair value equals the redemption value of $1,000 per share. The convertible preferred stock are currently subject to a share issuance limitation. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of USEC’s credit facility.

The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date, and is classified as using Level 1 inputs in the fair value measurement.

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Service costs	$3.7	$3.7	$7.4	$7.3	$0.9	$0.9	$1.8	$1.8
Interest costs	11.0	12.0	22.0	24.1	2.3	2.8	4.5	5.6
Expected returns on plan assets (gains)	(12.7)	(13.0)	(25.5)	(26.0)	(0.6)	(0.7)	(1.2)	(1.4)
Amortization of prior service costs	0.5	0.4	0.7	0.8	—	—	—	—
Amortization of actuarial (gains) losses, net	6.1	4.9	12.2	9.8	0.7	1.1	1.4	2.2
Curtailment (gains)	(0.7)	—	(0.7)	—	—	—	—	—
Net benefit costs	$7.9	$8.0	$16.1	$16.0	$3.3	$4.1	$6.5	$8.2

USEC expects to contribute $23.4 million to the defined benefit pension plans in 2013, consisting of $20.9 million of required contributions under the Employee Retirement Income Security Act (“ERISA”) and $2.5 million to non-qualified plans. USEC has contributed $7.0 million in the six months ended June 30, 2013.

There is no required contribution for the postretirement health and life benefit plans under ERISA and USEC does not expect to contribute in 2013. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Effective August 5, 2013, accrued benefits for active employees who are not covered by a collective bargaining agreement have been frozen under the defined benefit pension plans. The retirement benefit will be fixed and will no longer increase based on service or earnings. The freeze of the defined benefit pension plans is part of the internal organizational structure review effort. We are currently in discussions with the leadership of the two local unions (the United Steelworkers (“USW”) and the Security, Police, Fire Professionals of America (“SPFPA”), which represent approximately one-half of the employees at the Paducah plant) regarding the implementation of these changes for their members.

A curtailment occurs when an employer eliminates accrual of pension benefits for some or all future services of a significant number of employees covered by the pension plan. When a curtailment occurs, plan assets and benefit obligations are remeasured. The remeasurement date for the curtailment was June 30, 2013. The net effect of the curtailment on the net periodic cost was a gain of $0.7 million and a decrease of $138.3 million on the pension liability (unfunded status) and accumulated other comprehensive income as of June 30, 2013.

The key economic assumptions for the June 30, 2013 remeasurement have changed from the December 31, 2012 measurement. The discount rate used at June 30, 2013 is 4.92% compared to 4.07% used at December 31, 2012, the salary growth rate remained the same at 4.00%, and the expected return on assets also remained the same at 6.75%. The expected contributions to the pension plans for 2013 remain the same.

Prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing retiree benefit costs related to USEC's former Portsmouth employees are charged to the LEU segment rather than the contract services segment based on our continuing LEU segment operations that support our active and retired employees. These net benefit costs totaled $6.3 million for the six months ended June 30, 2013 and $6.6 million for the six months ended June 30, 2012 and are directly charged to cost of sales rather than production.

Net periodic benefit costs related to continued operations are allocated to SWU inventory costs, selling, general and administrative expense, and advanced technology costs.

Other Plans

Effective August 5, 2013, certain employees impacted by the pension freeze discussed above will be eligible to receive an enhanced matching contribution formula under the USEC Savings Program (401(k) plan). USEC's current maximum matching contribution for these individuals is 4% of eligible earnings and will increase to 7% in August.

12. STOCK-BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.4	$1.3	$1.3	$2.5
Stock options, performance awards and other	—	0.2	0.1	0.5
Less: costs capitalized as part of inventory	—	(0.1)	—	(0.1)
Expense included in selling, general and administrative and advanced technology costs	$0.4	$1.4	$1.4	$2.9
Total recognized tax benefit	$—	$—	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period. There was no stock-based compensation granted in the three months ended June 30, 2013. As of June 30, 2013, there was $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted shares and restricted stock units granted. That cost is expected to be recognized over a weighted-average period of 1.3 years.

On January 10, 2013, the Compensation Committee of the Board of Directors approved the surrender and cancellation of 2,462,726 unexercised stock options and suspended the Annual Incentive Program and Long Term Incentive Program for 2013 under the USEC Inc. 2009 Equity Incentive Plan.

13. INCOME TAXES

Because there is a full valuation allowance against deferred tax assets and there are pretax losses from continuing operations and income in other components of the financial statements (e.g., discontinued operations and other comprehensive income), the income tax benefit from pretax losses from continuing operations is limited to the amount of income tax expense recorded on all items other than continuing operations. The income tax benefit from continuing operations consists primarily of the income tax benefit calculated using an estimated annual effective tax rate. The estimated annual effective tax rate applied to pretax losses from continuing operations for the interim period is calculated using the estimated full-year plan for ordinary income and the year-to-date amounts for discontinued operations and other comprehensive income. The income tax expense on all items other than continuing operations is recorded discretely based on year-to-date amounts. The difference in calculating the income tax expense and income tax benefit of $31.8 million is an interim timing difference recorded on the balance sheet in current liabilities that will reverse by year end when full-year results are presented.

14. NET INCOME (LOSS) PER SHARE

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

On July 1, 2013, USEC effectuated a reverse stock split of 1-for-25 shares in order to regain compliance with the NYSE continued listing criteria related to minimum share price. When changes in common stock resulting from a reverse stock split occur after the close of the periods but before the financial statements are issued or are available to be issued, the per-share computations for those and any prior period financial statements are based on the new number of shares.  Net income (loss) per share was adjusted for all periods presented to reflect the change in the number of shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions)
Numerators:
Net (loss) from continuing operations	$(40.9)	$(92.1)	$(64.6)	$(121.4)
Net income from discontinued operations	—	0.1	21.7	0.6
Net (loss)	$(40.9)	$(92.0)	$(42.9)	$(120.8)
Numerators for diluted calculations (a):
Net (loss) from continuing operations	$(40.9)	$(92.1)	$(64.6)	$(121.4)
Net income from discontinued operations	—	0.1	21.7	0.6
Net (loss)	$(40.9)	$(92.0)	$(42.9)	$(120.8)

Denominator:
Weighted average common shares	5.0	5.0	5.0	5.0
Less: Weighted average unvested restricted stock	0.1	0.1	0.1	0.1
Denominator for basic calculation	4.9	4.9	4.9	4.9

Weighted average effect of dilutive securities:
Convertible notes	1.8	1.8	1.8	1.8
Convertible preferred stock:
Equivalent common shares (b)	10.0	3.1	8.9	3.0
Less: share issuance limitation (c)	9.1	2.2	8.0	2.1
Net allowable common shares	0.9	0.9	0.9	0.9
Subtotal	2.7	2.7	2.7	2.7
Less: shares excluded in a period of a net loss or antidilution	2.7	2.7	2.7	2.7
Weighted average effect of dilutive securities	—	—	—	—
Denominator for diluted calculation	4.9	4.9	4.9	4.9

Net (loss) per share from continuing operations – basic and diluted	$(8.35)	$(18.80)	$(13.18)	$(24.78)
Net income per share from discontinued operations – basic and diluted	$—	$0.02	$4.43	$0.12
Net (loss) per share – basic and diluted	$(8.35)	$(18.78)	$(8.76)	$(24.65)

(a)
The numerators are subject to increase for interest expense on convertible notes and convertible preferred stock dividends, net of tax, of $5.1 million in the three months ended June 30, 2013 and $10.0 million in the six months ended June 30, 2013. The tax rate is the statutory rate. Net interest expense on convertible notes and convertible preferred stock dividends was $4.8 million in the three months ended June 30, 2012 and $9.5 million in the six months ended June 30, 2012.

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

(c)
Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of our common stock outstanding on May 25, 2010 (approximately 0.9 million shares adjusted to take into account the 1-for-25 reverse stock split), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law, and if not limited may result in mandatory prepayment of USEC’s credit facility.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Options excluded from diluted net income per share	2,000		116,000		2,000		116,000
Warrants excluded from diluted net income per share	250,000		250,000		250,000		250,000
Exercise price of excluded options	$177.50	to	$93.00	to	$177.50	to	$93.00	to
	$357.00		$357.00		$357.00		$357.00
Exercise price of excluded warrants	$187.50		$187.50		$187.50		$187.50

15. COMMITMENTS AND CONTINGENCIES

American Centrifuge Plant

Project Funding

USEC is in the process of developing an updated plan for the financing and commercialization of the American Centrifuge project. Factors that can affect this plan include key variables related to project cost, schedule, market demand and market prices for low enriched uranium, financing costs and other financing terms. USEC has experienced cost pressures due to delays in deployment of the project. The economics of the project are also being increasingly challenged by the current supply/demand imbalance in the market for low enriched uranium and related downward pressure on market prices. USEC does not currently have the remaining government cost-share funding in place for the last three months of the calendar year needed to complete the RD&D program or any financing in place for the project following the completion of the current RD&D program described in Note 4 and will need significant additional financing in order to complete the American Centrifuge Plant. Despite the technical progress being made by the RD&D program, if financing is not in place at the end of the RD&D program, USEC could demobilize or terminate the project in order to preserve its liquidity. USEC could also make a decision at any time to demobilize or terminate the project based on the timing and likelihood of successful commercialization of the American Centrifuge project taking into account the factors above. In the event of a demobilization or termination of the American Centrifuge project, USEC could incur significant costs that could put significant demands on its liquidity.

USEC believes a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, or other government support is critical to obtaining the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP. Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year RD&D program for the project. DOE indicated that USEC's application for a DOE loan guarantee would remain pending during the RD&D program but has given USEC no assurance that a successful RD&D program will result in a loan guarantee. In order to obtain a loan guarantee, USEC will need to demonstrate a viable commercialization plan which is dependent on the factors described above. Additional capital beyond the $2 billion of DOE loan guarantee funding that USEC has applied for and USEC's internally generated cash flow will be required to complete the project. USEC has had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on USEC receiving a DOE loan guarantee.

USEC also expects to need at least $1 billion of capital for the project in addition to the DOE loan guarantee and the Japanese export credit agency funding discussed above. The amount of additional capital includes contributions from USEC and is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee. USEC currently anticipates the sources for this capital to include cash generated by the project during startup, available USEC cash flow from operations and additional third-party capital. USEC expects the additional third-party capital would be raised at the project level, including through the issuance of additional equity participation.

However, in order to successfully raise this capital, USEC needs to develop and validate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile. The economics of the American Centrifuge project are increasingly challenged under current enrichment market conditions, which have continued to decline during 2013. USEC has no assurances that it will be successful in obtaining this financing and that the delays and cost increases the Company has experienced and market conditions will not adversely affect these efforts. USEC is working to identify cost mitigation actions; however USEC has no assurance that it will be successful. USEC also is uncertain regarding the amount of internally generated cash flow from operations that USEC will have available to finance the project in light of the delays in deployment of the project, reduced cash flow from operations as a result of ceasing enrichment at the Paducah GDP and potential requirements for USEC's internally generated cash flow to satisfy its pension and postretirement benefit and other obligations. The amount of capital that USEC is able to contribute to the project going forward will also impact USEC's share of the ultimate ownership of the project, which would be reduced as a result of raising equity and other capital to deploy the project.

Given the current enrichment market conditions and the challenges these conditions present for obtaining the capital necessary for ACP commercialization, USEC is evaluating and pursuing the feasibility of alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology including the availability of additional government support. USEC has no assurance that it will be successful in achieving any of these measures, including obtaining additional government support that may be necessary to successful commercial deployment, or the timing thereof. Therefore, USEC continues to evaluate its options concerning the American Centrifuge project including its ability to continue the project prior to or upon completion of the RD&D program, further demobilization of or delays in the commercial deployment of the project, and termination of the project. Any such actions may have a material adverse impact on USEC's ability to deploy the American Centrifuge technology, on its liquidity and on the long-term viability of its enrichment business.

In order to address the October 1, 2014 maturity of its $530 million of convertible senior notes and increase the likelihood of a successful financing and deployment of the American Centrifuge project and USEC's participation in such project, USEC is engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet. A restructuring of USEC's balance sheet could adversely affect the holders of USEC common stock through dilution or loss in value. However, USEC has no assurance regarding the outcome of any discussions USEC pursues with creditors or other key stakeholders.

Milestones under the 2002 DOE-USEC Agreement

USEC and DOE are parties to an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The agreement provides that USEC will develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

The 2002 DOE-USEC Agreement provides DOE with specific remedies if USEC fails to meet a milestone that would materially impact USEC's ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within USEC's control or was due to USEC's fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking USEC's access to DOE's U.S. centrifuge technology that USEC requires for the success of the American Centrifuge project and requiring USEC to transfer certain of its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. Any of these remedies under the 2002 DOE-USEC Agreement could have a material adverse impact on USEC's business.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs which would affect USEC's ability to meet an ACP milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event.

Technical Milestones under the June 2012 Cooperative Agreement

The June 2012 cooperative agreement with DOE, as amended, includes nine technical milestones for the RD&D program. As of June 30, 2013, five of the milestones have been completed and certified by DOE; one milestone has been completed and documentation has been submitted for certification by DOE; and the final three milestones are targeted for completion at the end of the RD&D program on December 31, 2013. DOE has the right to terminate the cooperative agreement if any of the remaining technical milestones are not met. DOE also has the right to terminate the cooperative agreement if USEC materially fails to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement.
In addition, the cooperative agreement contains non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the milestones and other program objectives. Although the performance indicators are non-binding, the failure to achieve a performance indicator could cause DOE to take actions that are adverse to USEC. By manufacturing the 120 AC100 centrifuges required for the demonstration cascade, the program has met the third out of five performance indicators.  Documentation of completion of the fourth performance indicator has been submitted to DOE for certification. Progress on the remaining performance indicator is in line with expectations to achieve the target dates for the performance indicator.

2002 DOE-USEC Agreement - Domestic Enrichment Facilities

Under the 2002 DOE-USEC Agreement, USEC agreed to operate the Paducah GDP at a production rate at or above 3.5 million SWU per year and production at Paducah may not be reduced below a minimum of 3.5 million SWU per year until six months before USEC has the permanent addition of 3.5 million SWU per year of new capacity installed based on advanced enrichment technology.  By letter dated May 30, 2013, USEC provided notice to DOE under the 2002 DOE-USEC Agreement that it would cease enrichment at the Paducah GDP at the conclusion of the agreements related to the one-year, multi-party depleted uranium enrichment program on May 31, 2013.  Under the 2002 DOE-USEC Agreement, DOE can transition operations of Paducah from USEC operation to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts.  USEC is in discussions with DOE regarding an agreement related to the transition of the Paducah GDP and while USEC believes maintaining USEC's access to the Paducah GDP would be the best course of action to permit the fulfillment of supply contracts, there can be no assurance that DOE will not seek to exercise this right in a manner that will result in material adverse impacts to USEC.

NYSE Listing Standards Notices

On May 8, 2012, USEC received notice from the NYSE that the average closing price of its common stock was below the NYSE's continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company's common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  On July 1, 2013, USEC effectuated a reverse stock split in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in USEC's closing share price exceeding $1.00 per share, and the condition will be deemed cured if the average closing price remains above the level for at least the following 30 trading days. Subject to the NYSE's rules, during the cure period, USEC's common stock will continue to be listed and trade on the NYSE, subject to its continued compliance with the NYSE's other applicable listing rules.

On April 30, 2013, USEC received notice from the NYSE that the decline in USEC's total market capitalization has caused it to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, USEC submitted a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted USEC's plan of compliance and USEC's common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC's progress with respect to its plan. USEC's plan outlines initiatives USEC must execute by quarter. These initiatives include the successful completion of American Centrifuge plant development milestones, as well as the successful execution of the Company's Russian supply agreement and the Company's potential balance sheet restructuring.  The NYSE has notified us that if USEC does not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors. The NYSE can take accelerated listing action if USEC's common stock trades at levels viewed to be “abnormally low” over a sustained period of time. USEC would also be subject to immediate suspension and de-listing from the NYSE if its average market capitalization is less than $15 million over a consecutive 30 trading-day period or if it were to file or announce an intent to file under any of the sections of the bankruptcy law. During July 2013, USEC's market capitalization fell below $15 million for several days. Even if USEC meets the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

Under the terms of USEC's convertible notes, a "fundamental change" is triggered if USEC's shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. USEC has no assurance that it would be eligible for listing on an alternate exchange in light of its market capitalization, stockholders' deficit and net losses. USEC's receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change. In the event a fundamental change under the convertible notes is triggered, USEC does not have adequate cash to repurchase the notes. A failure by USEC to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes. The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is an event of default under USEC's credit facility. Accordingly, the exercise of remedies by holders of USEC's convertible notes or lenders under USEC's credit facility as a result of a delisting would have a material adverse effect on USEC's liquidity and financial condition.

Potential ERISA Section 4062(e) Liability

USEC is in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of USEC's de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's new decontamination and decommissioning (“D&D”) contractor on September 30, 2011.  USEC notified the PBGC of this occurrence and the PBGC has informally advised USEC of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. USEC has informed the PBGC that it does not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). USEC also disputes the amount of the PBGC's preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, USEC believes that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, USEC has not reached a resolution with the PBGC and USEC has no assurance that the PBGC will agree with it or will not pursue a requirement for it to accelerate funding or take other actions to provide security. USEC is also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees as part of future reductions in force. In addition, a demobilization or termination of the American Centrifuge project could raise doubt about the long-term viability of USEC's enrichment business and the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with actions related to the transition of the Paducah GDP, create potential liabilities under ERISA Section 4062(e).

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, cash flows or financial condition.

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against USEC by a former Portsmouth GDP employee claiming that USEC owes severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE D&D contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. On October 11, 2012, the United States District Court granted USEC's motion to dismiss the complaint and dismissed Plaintiffs' motion for class certification as moot. The Plaintiffs filed an appeal on January 18, 2013 and on July 19, 2013, the U.S. Court of Appeals for the Sixth Circuit upheld the District Court decision and dismissed the Plaintiffs' appeal.  The Plaintiffs have ninety days to seek review of the decision by the United States Supreme Court by filing a writ of certiorari.  USEC has not accrued any amounts for this matter.

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) is pension and postretirement health and life benefit plans.

Changes in accumulated other comprehensive income (loss) for the sole component follow (in millions and net of tax).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$(287.5)	$(258.4)	$(291.9)	$(262.5)

Gain arising during the period	138.3	—	138.3	—
Amortization of actuarial (gains) losses, net (a)	6.1	6.0	12.9	12.0
Amortization of prior service costs (a)	0.5	0.4	0.7	0.8
Total reclassifications for the period, before tax	144.9	6.4	151.9	12.8
Income tax (expense) benefit	(53.9)	(2.3)	(56.5)	(4.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	91.0	4.1	95.4	8.2

Ending balance	$(196.5)	$(254.3)	$(196.5)	$(254.3)

(a)	These items reclassified from accumulated other comprehensive income (loss) are included in the computation of net benefit costs as detailed in Note 11.

17. SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions)
Revenue
LEU segment:
Separative work units	$267.4	$347.2	$557.6	$885.1
Uranium	13.9	3.6	41.5	3.6
	281.3	350.8	599.1	888.7
Contract services segment	3.5	3.0	6.1	7.1
	$284.8	$353.8	$605.2	$895.8

Segment Gross Profit (Loss)
LEU segment	$(46.9)	$10.4	$(32.9)	$47.1
Contract services segment	—	(0.2)	(0.7)	(0.2)
Gross profit (loss)	$(46.9)	$10.2	$(33.6)	$46.9

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

Overview

USEC, a global energy company, is a leading supplier of low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide.

We have historically produced or acquired LEU from two principal sources. We produced about half of our supply of LEU at the Paducah gaseous diffusion plant (“GDP”) in Paducah, Kentucky that we lease from the U.S. Department of Energy ("DOE"), and we acquired the other portion under a contract with Russia (the “Russian Contract”) under the 20-year Megatons to Megawatts program that ends in 2013. Under the Russian Contract, we purchase the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. We began ceasing enrichment at the Paducah GDP at the end of May 2013 after the one-year arrangement under which we were continuing enrichment at the Paducah GDP expired and are working to transition the site back to DOE. Our purchases under the Megatons to Megawatts program will also end in 2013 and will be replaced by purchases under a new 10-year commercial agreement with Russia (the “Russian Supply Agreement”).  Purchase quantities under the Russian Supply Agreement will be about half the level under the Megatons to Megawatts program unless the parties exercise a mutual option to increase such purchases.

Our business is in a state of significant transition as we seek to re-position our enrichment business for long term success. We will be a significantly smaller company with lower revenues as we transition from having two sources of supply that provided approximately 10 to 12 million separative work units (“SWU”) per year to making sales from our existing inventory, from future purchases of LEU from Russia at lower quantities and from other potential sources of supply. We continue to pursue commercialization of the American Centrifuge technology, which we believe is the best path to remaining a competitive producer of LEU in the long-term. We are confirming the technical readiness of the American Centrifuge technology through a cooperative cost-sharing research, development and demonstration (“RD&D”) program with DOE.  We are also in parallel working to position USEC financially to move forward as a stronger sponsor of the American Centrifuge project. However, current enrichment market conditions and the challenges these conditions present for obtaining the capital needed for the commercialization of the American Centrifuge project are causing us to evaluate the alternatives and actions needed for the deployment of the project, as discussed below under “Our View of the Business Today.”

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

Our View of the Business Today

Our business is in a state of significant transition from the gaseous diffusion technology employed for more than 60 years to a modern, cost-effective gas centrifuge technology. Managing this transition has been made more challenging by the prolonged outage of approximately 50 reactors in Japan. In March 2011, a tsunami resulting from a major earthquake caused irreparable damage to four reactors in Japan and subsequently resulted in more than 50 reactors in Japan and Germany being off-line in the aftermath of the tsunami. The majority of the Japanese reactors will remain off-line for an undetermined period of time until federal and local approval is obtained for re-start.  In July, four Japanese utilities applied to nuclear regulators for permission to restart ten of the idled reactors. Germany has announced a national policy to phase out nuclear power by 2022. Together, these shutdowns have significantly affected the global supply and demand for LEU. An oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. In particular, based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, and therefore fewer opportunities to make additional sales for delivery during that period. In addition, low prices for competing fuels such as natural gas in the United States could slow the need for new base load nuclear power capacity or hasten the retirement of some older nuclear plants in the United States.

The market conditions have affected our business plans, including our ability to continue enrichment at the Paducah GDP and increased challenges to the economics of our plan to deploy the American Centrifuge technology, as described below. The one-year arrangement with Energy Northwest to enrich depleted uranium supplied to Energy Northwest by DOE expired on May 31, 2013. USEC pursued possible opportunities for continuing enrichment at Paducah but the U.S. Department of Energy (“DOE”) concluded that there were not sufficient benefits to the taxpayers to extend enrichment beyond May 31. During June and July 2013, we took steps to cease enrichment at the plant and prepare facilities for eventual return to DOE. We expect to continue operations at the site into 2014 in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE.

We have already made regulatory submittals to the NRC to support the de-lease of a portion of the Paducah GDP and return to DOE certain areas currently leased from DOE and expect to be taking additional actions over the next several months as our planning continues. For a limited period of time, we still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services. All 1,034 Paducah employees (except guards) were provided a WARN notice on May 31, 2013, and we expect initial layoffs of approximately 160 employees by August 19, 2013. Additional layoffs are expected to occur in stages into 2014 depending on business needs. We are currently in discussions with DOE regarding the timing of our de-lease and are seeking to minimize our transition costs related to lease turnover, which could be substantial. On August 1, 2013, we provided notice to DOE that we have exercised our rights to terminate the lease with respect to the Paducah GDP. We anticipate being able to complete the return of leased premises and terminate the Paducah GDP lease as early as July 2014. In the event that we and DOE are unable to agree on a schedule for termination prior to two years, we plan to retain a small portion of the leased premises until August 1, 2015, at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period we plan to return portions of the leased premises no longer required to meet our business needs. Under our lease, DOE has the obligation for decontamination and decommissioning of the Paducah GDP. For a discussion of potential transition costs, see below under “LEU Segment - Paducah GDP Transition.”

We are also seeking to manage the impacts of the Paducah transition on our existing business.  Now that we have ceased enrichment at the Paducah GDP, there will be a transition period of at least several years until the American Centrifuge Plant (“ACP”) could be in commercial operations. During this period we will no longer be enriching uranium but making sales from our existing inventory, from our future purchases from Russia and from other potential sources of supply. We have an objective of minimizing the period of transition until we have a new source of domestic U.S. enrichment production. We expect to continue discussions with customers regarding our existing backlog, including revisions to contracts to reflect our anticipated sources of supply and anticipated timing for the financing and commercial production from the ACP. For a discussion of the potential implications of the transition of the Paducah GDP, see Part II, Item 1A, Risk Factors.

We continued to make progress in demonstrating the American Centrifuge technology in the first half of 2013. In April 2013, we announced that we had completed construction of our American Centrifuge commercial demonstration cascade in Piketon, Ohio. Construction activities included preparing the cascade for machine installation, making physical improvements to the facilities, removing existing cascade support equipment and installing new infrastructure systems. During cascade construction the program added more than 300 workers and at that time the RD&D program as a whole supported more than 1,100 jobs at more than 160 companies from 28 states.

In the subsequent months we have completed formal integrated systems testing of plant infrastructure and control systems and recently began the process of conditioning plant equipment and the 120 centrifuge machines in the commercial plant demonstration cascade with uranium gas in preparation for the demonstration of full cascade operations in the fourth quarter. The 120-machine cascade is the centerpiece of a cooperative research, development and demonstration (“RD&D”) program with DOE. The objectives of the RD&D program are to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade and sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This includes activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology.

The June 2012 cooperative agreement with DOE, as amended, includes nine technical milestones for the RD&D program. As of June 30, 2013, five of the milestones have been completed and certified by DOE; one milestone has been completed and documentation has been submitted for certification by DOE; and the final three milestones are targeted for completion at the end of the RD&D program on December 31, 2013. DOE has the right to terminate the cooperative agreement if any of the remaining technical milestones are not met. DOE also has the right to terminate the cooperative agreement if we materially fail to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement.
In addition, the cooperative agreement contains non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the milestones and other program objectives. Although the performance indicators are non-binding, the failure to achieve a performance indicator could cause DOE to take actions that are adverse to us. By manufacturing the 120 AC100 centrifuges required for the demonstration cascade, the program has met the third out of five performance indicators. Documentation of completion of the fourth performance indicator has been submitted to DOE for certification. Progress on the remaining performance indicator is in line with expectations to achieve the target dates for the performance indicator.

The cooperative agreement between USEC and DOE defines the scope, funding and technical goals for the RD&D program. The program schedule runs from June 1, 2012 through December 31, 2013.  The total investment in the program will be up to $350 million, with DOE providing 80%, and USEC providing 20% of the total. DOE's total contribution would be up to $280 million and our contribution would be up to $70 million. The cooperative agreement is being incrementally funded, and $227.7 million of DOE funding has been provided. The amount of federal funding made available to date is expected to fund RD&D program activities through September 30, 2013. We have adjusted our program spending to accommodate changes to the timing and amount of federal funding, and we remain on schedule and budget to complete the RD&D program by the end of 2013. We will continue to work with Congress and the Administration to fund the RD&D program through December 2013 and achieve the remaining program milestones. The Administration has included a request for transfer authority of $48 million in the President's Government Fiscal Year 2014 budget to fund the RD&D program, and the same level of funding is in the FY 2014 Energy and Water Appropriations bill approved by the House of Representatives on July 10, 2013 and in the Senate version of the bill reported to the Senate by the Senate Appropriations Committee on June 27, 2013. We believe that this level of funding, if provided, would be sufficient to complete the program. However, there is no assurance that this additional funding will be made available.

We plan to incorporate the 120-machine cascade in the full commercial plant of 96 identical cascades. USEC is in the process of developing an updated plan for the financing and commercialization of the American Centrifuge project. Factors that can affect this plan include key variables related to project cost, schedule, market demand and market prices for low enriched uranium, financing costs and other financing terms. USEC has experienced cost pressures due to delays in deployment of the project. The economics of the project are also being increasingly challenged by the current supply/demand imbalance in the market for low enriched uranium and related downward pressure on market prices, which have continued to decline during 2013. USEC does not currently have the remaining government cost-share funding in place for the last three months of the calendar year needed to complete the RD&D program or any financing in place for the project following completion of the RD&D program and will need significant additional financing in order to complete the American Centrifuge Plant.

We expect to need at least $4 billion of capital in order to complete the ACP.  While a portion of that capital could include cash generated by the project during startup and additional capital contributions from USEC, the majority of the capital will need to come from third parties. We believe a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, or other government support is critical to obtaining the funding needed to complete the ACP. In July 2008, we applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP. We have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee. As part of the commercialization effort, we expect to need additional investors in the project which would reduce our ownership in the project. In order to successfully raise this capital, we need to develop and validate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile. The economics of the American Centrifuge project are increasingly challenged under current enrichment market conditions, as described above, which have continued to decline during 2013. We have no assurances that we will be successful in obtaining this financing and that market conditions and the delays and cost increases we have experienced will not adversely affect these efforts.

Given the current enrichment market conditions and the challenges these conditions present for obtaining the capital necessary for ACP commercialization, we are evaluating and pursuing the feasibility of alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology including the availability of additional government support. We have no assurance that we will be successful in achieving any of these measures, including obtaining additional government support that may be necessary to successful commercial deployment, or the timing thereof. Therefore, we continue to evaluate our options concerning the American Centrifuge project including our ability to continue the project prior to or upon completion of the RD&D program, further demobilization of or delays in the commercial deployment of the project, and termination of the project. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity and on the long-term viability of our enrichment business. Additional information is provided in Part II, Item 1A, Risk Factors of this report and “Management's Discussion and Analysis of Financial Condition and Results of Operations - The American Centrifuge Plant - Potential Project Demobilization” of the USEC's 2012 annual report on Form 10-K.

We currently estimate that we could incur total employee related severance and benefit costs of approximately $14.5 million for all American Centrifuge workers in the event of a full demobilization of the project. In addition, we currently estimate ongoing contractual commitments at June 30, 2013 of approximately $37.5 million, including contractual termination penalties related to both prepayment and contractual commitment amounts in connection with a demobilization. Depending on the length of the demobilization period, we would also incur significant costs related to the execution of the demobilization in addition to the severance costs, contractual commitments, contractual termination penalties and other related costs described above.

We are in the last year of the 20-year contract implementing the Megatons to Megawatts program. In March 2011, we signed a commercial agreement with Russia that provides continued access to this important source of supply following the conclusion of the Megatons to Megawatts program and in the second quarter deliveries under this commercial agreement commenced. We have also agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology.

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

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under existing contracts with customers. Due to the current supply/demand imbalance in the market, we have not been able to achieve sufficient new sales to offset reductions in backlog resulting from annual deliveries including as a result of order advancements. We are seeing increased price competition as our competitors lower their prices to sell excess supply created by current market conditions and secondary suppliers liquidate inventories. This has adversely affected our sales efforts, and unless market conditions improve or we lower our prices to compete with this excess supply, we expect to continue to see a reduction to our sales backlog over time.  Our ability to make new sales also is constrained by the uncertainty about our future prospects associated with the transition from production at the Paducah GDP to commercial production at the ACP.  During the period of transition to commercialization of the ACP, we anticipate a lower level of revenues and sales, aligned with our anticipated sources of LEU from existing inventory and purchases of Russian LEU.  We will need to enter into long-term contracts for production from the ACP in order to support the financing of the ACP, which would add to our longer-term backlog.

Our backlog includes sales prices that are in many cases significantly above current market prices.  Therefore, customers may seek to limit their obligations under existing contracts or may be unwilling to extend contracts that have termination rights. Our backlog also includes contracts that may need to be revised to reflect our anticipated supply sources during our transition period. Many of our ACP contracts in our backlog were established with ACP-related financing and production milestones that needed to be revised in light of delays in the project. We have waived such milestones where we had the contractual right to do so and agreed with customers to modifications for other contracts. We expect to continue to work with customers regarding the remaining contracts and support for the ACP, however, some customers have indicated they expect to exercise their contract termination rights in light of current market prices. We have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights, which could adversely affect the value of our backlog and our prospects.

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium.  The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators by several years, which means that prices under most contracts today exceed declining market prices. Following are TradeTech’s long-term and spot SWU price indicators, the long-term price for uranium hexafluoride (“UF6”), as calculated by USEC using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:

	June 30, 2013	December 31, 2012	June 30, 2012
SWU:
Long-term price indicator ($/SWU)	$120.00	$135.00	$140.00
Spot price indicator ($/SWU)	110.00	120.00	134.00
UF6:
Long-term price composite ($/KgU)	165.68	165.68	176.13
Spot price indicator ($/KgU)	113.50	123.50	139.00

Most of our inventories of uranium available for sale have been sold in prior years, and we are no longer able to acquire uranium through underfeeding at the Paducah GDP. Underfeeding is a mode of operation that uses less uranium feed but requires more SWU in the enrichment process, which requires more electric power. In producing the same amount of LEU, we were able to vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment, resulting in excess uranium that we could sell.

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

Cost of Sales for SWU and Uranium

Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold and delivered during the period and is determined by a combination of inventory levels and costs, production costs, and purchase costs. Under the monthly moving average inventory cost method that we use, changes in production or purchase costs have an effect on inventory costs and cost of sales over current and future periods.

Prior to the cessation of enrichment at the Paducah GDP, we historically produced about one-half of our SWU supply. Production costs consisted principally of electric power, labor and benefits, materials, depreciation and amortization, and maintenance and repairs. The gaseous diffusion process used significant amounts of electric power to enrich uranium. Costs for electric power were approximately 70% of production costs at the Paducah GDP.

Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were included in production costs will now be charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure.

We have historically purchased about one-half of our SWU supply under the Russian Contract. Prices under the contract are determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology, which includes a multi-year retrospective view of market-based price points, is intended to enhance the stability of pricing and minimize the disruptive effect of short-term market price swings. The average price per SWU under the Russian Contract for 2013 is expected to be 6% higher compared to 2012. Prices under the new 10-year Russian Supply Agreement are determined based on a mix of market-related price points and other factors.

Paducah GDP Transition

On May 24, 2013, we announced that we were not able to conclude a deal for the short-term extension of uranium enrichment at the Paducah GDP and began ceasing uranium enrichment at the end of May 2013. We are working on the transition of the Paducah GDP following the termination of enrichment in the second quarter of 2013. Depending on the finalization of a transition plan with DOE, we could expect to incur significant costs in connection with ceasing enrichment at Paducah. For example, delays in the de-lease schedule, delays in the packaging and transfer to other locations of the inventories held by us, additional lease turnover activities, additional costs for waste removal, and other costs could be greater than anticipated. These costs could place significant demands on our liquidity and we are evaluating alternatives to manage these potential costs.  We are also seeking to manage the impacts of the Paducah transition on our existing business.

In addition, we have no assurance that DOE would accept the areas of the Paducah GDP that we wish to de-lease on a schedule that would be cost efficient. Under the terms of the lease, we can terminate the lease prior to June 2016 upon two years' notice. Also, as our needs change, we can de-lease portions of the property under lease upon 60 days' notice with DOE's consent, which cannot be unreasonably withheld. On August 1, 2013, we provided notice to DOE that we have exercised our rights to terminate the lease with respect to the Paducah GDP. We anticipate being able to complete the return of leased premises and terminate the Paducah GDP lease as early as July 2014. In the event that we and DOE are unable to agree on a schedule for termination prior to two years, we plan to retain a small portion of the leased premises until August 1, 2015, at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period we plan to return portions of the leased premises no longer required to meet our business needs. However, limitations on available funding to DOE in light of federal budget constraints and spending cuts could limit DOE's willingness to accept the return of areas that we wish to de-lease on a timely basis. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs.

As of June 30, 2013, we have accrued current liabilities for lease turnover costs related to the Paducah GDP of $43.8 million. Lease turnover costs are costs incurred in returning the GDP to DOE in accordance with the lease, including removing nuclear material as required and removing USEC-generated waste. The Paducah GDP has operated for more than 60 years. Environmental liabilities associated with plant operations by agencies of the U.S. government prior to USEC's privatization on July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah site.

Workforce Reductions

On May 31, 2013, USEC notified its Paducah employees of potential layoffs beginning in August 2013. The notifications were provided under the Worker Adjustment and Retraining Notification Act (WARN Act), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances. We expect that an initial workforce reduction of approximately 160 employees will be substantially completed by August 19, 2013. We currently estimate that we could incur employee related severance costs of approximately $2.1 million to $7.5 million for the expected initial layoff in August depending on the seniority of the workers and the final number of employees severed. As such, we accrued a special charge associated with the workforce reduction of approximately 160 employees of $2.1 million in the three months ended June 30, 2013 for estimated one-time termination benefits consisting of severance payments.

Additional layoffs may occur in stages during 2013 and/or 2014 depending on business needs to manage inventory, fulfill customer orders, meet regulatory requirements and transition the site back to DOE in a safe and orderly manner. USEC currently estimates that it could incur total employee related severance costs of approximately $25 million to $30 million for all Paducah GDP workers (including the $2.1 million special charge for the 160 employees described above) in the event of a full termination of activities at the site without a transfer of employees to another employer, depending on the timing of severances, if incurred. DOE would owe a portion of this amount estimated to be up to $6 million.

Paducah Plant Assets

We record leasehold improvements, machinery and equipment for the Paducah GDP at acquisition cost and depreciate these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which had been through December 2014 based on asset type. We will continue to use certain areas and equipment of the Paducah GDP for ongoing operations, including shipping and handling, inventory management and site services. In general, these assets are now expected to be useful only through the first or second quarters of 2014 and depreciation will be further accelerated prospectively starting in July 2013. Additionally, the carrying value of Paducah assets designated as no longer useful, following the end of enrichment, were immediately retired and expensed in the second quarter of 2013. In total, these asset retirements resulted in a charge to cost of sales of $19.3 million in the second quarter of 2013. As of June 30, 2013, the remaining carrying value of Paducah property, plant and equipment totals approximately $17 million and will be depreciated directly to cost of sales in the remaining periods.

Inventory

We have significant inventories of SWU and uranium at the Paducah GDP and these inventories are valued at the lower of cost or market. Market is based on the terms of contracts with customers, and, for any inventories not under contract, market is based primarily on published price indicators at the balance sheet date. If our inventory costs were to exceed market prices, we could be required to record an inventory impairment.

We incurred charges to cost of sales related to our inventory evaluation based on the immediate ceasing of enrichment of $10.0 million in the three months ended June 30, 2013. We determined that it was currently uneconomic to recover $7.7 million of residual uranium contained in certain cylinders that will be transferred to DOE. Certain materials and supplies used in the enrichment process of $2.3 million were also expensed following the termination of enrichment at the end of the second quarter 2013.

Pension Obligations

We have potential pension plan funding obligations under ERISA Section 4062(e) related to our de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's decontamination and decommissioning (“D&D”) contractor in 2011 and related to the future transition of employees in connection with the Paducah GDP transition. We are in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding their assertion that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e).  We are also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees as part of future reductions in force. Additional details are provided in “Liquidity and Capital Resources - Defined Benefit Plan Funding.”

We announced to our employees that we will freeze benefit accruals under the defined benefit pension plans effective August 5, 2013, for active employees who are not covered by a collective bargaining agreement. Pension benefits will no longer increase for these employees to reflect changes in compensation or credited service. However, these employees will not lose any benefits earned through August 4, 2013, under the pension plans. Also, starting August 5, 2013, these employees impacted by the pension freeze will be eligible to receive enhanced employer matching contributions under the USEC Savings Program (401(k) Plan). USEC's current maximum matching contribution for these individuals is 4% of eligible earnings and will increase to 7% in August for those employees. We are currently in discussions with the leadership of the two local unions (the United Steelworkers (“USW”) and the Security, Police, Fire Professionals of America (“SPFPA”)), which represent approximately one-half of the employees at the Paducah plant, regarding the implementation of these changes for their members.

Limitation on Imports of LEU from France
The U.S. Department of Commerce (“DOC”) imposed an antidumping order on imports of French LEU in 2002.  In December 2012, the DOC and the U.S. International Trade Commission (“ITC”) initiated separate reviews to determine if the antidumping order should remain in place.  This is the second round of “sunset reviews” of the antidumping order. The first round of reviews in 2007 concluded that termination of the antidumping order would lead to the continuation or recurrence of dumping of French LEU (a determination made by the DOC), and to the continuation or recurrence of material injury to the U.S. LEU industry (a determination made by the ITC), which resulted in the order being maintained.
In April 2013, the Department of Commerce determined that revocation of the antidumping order would result in the resumption of dumping of French LEU and therefore the order should remain in place.  The ITC's investigation, which is focused on whether revocation would lead to continuation or recurrence of material injury to the domestic enrichment industry, is not expected to be completed until the fourth quarter of 2013.  If the ITC determines that revocation would not lead to continuation or recurrence of material injury, the order would be revoked notwithstanding the Department of Commerce's finding. USEC believes that revocation of the order would result in imports of French LEU that would depress market prices and adversely affect USEC's ability to secure contracts required for the financing of the American Centrifuge Plant.

Contract Services Segment

We currently provide limited services to DOE and its contractors at our Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment formerly included revenue generated by our subsidiary NAC. On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under net income from discontinued operations for the three and six months ended June 30, 2013 and 2012.

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

Contract Services Receivables

USEC formerly performed work under contract with DOE to maintain and prepare the former Portsmouth GDP for D&D. In September 2011 our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to DOE's D&D contractor for the Portsmouth site. DOE historically has not approved our provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003 through 2011. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004, and has since begun audits of the years ended December 31, 2005 and 2006. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been audited, uncertainty exists and we have not yet recognized this additional revenue.

Our consolidated balance sheet includes gross receivables from DOE or DOE contractors for contract services work totaling $52.0 million as of June 30, 2013. Of the $52.0 million, $38.0 million represents certified claims submitted to DOE through June 30, 2013. We have submitted the following certified claims to the DOE contracting officer under the Contract Disputes Act (“CDA”) for payment of breach-of-contract amounts due to DOE's failure to timely approve provisional billing rates equaling unreimbursed costs.

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

Based on the extended timeframe expected to resolve claims for payment filed by USEC under the CDA, these amounts are classified as a long-term receivable, net of valuation allowances, as of June 30, 2013 and December 31, 2012. On May 30, 2013, we appealed the DOE's denial of our claims to the U.S. Court of Federal Claims.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's D&D contractor, as permitted by CAS and based on CAS calculation methodology.  However, we have not recognized revenue or a receivable since we have not reached a resolution with DOE and we have no assurance that DOE will agree with us. As noted above in “LEU Segment - Pension Obligations,” we have potential pension plan funding obligations under ERISA Section 4062(e) related to our de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's D&D contractor and related to the future transition of employees in connection with the Paducah GDP transition.  We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. Additional details are provided in “Liquidity and Capital Resources - Defined Benefit Plan Funding.”

Portsmouth Contract Closeout Costs

Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, related to the Portsmouth site transition are anticipated to be billed to DOE and recorded as revenue when contract closeout occurs and amounts are deemed probable of recovery. Our current estimate for these billable costs is approximately $10 million or more, which includes an estimate to complete outstanding DOE audits within a reasonable period of time. The actual amounts of contract closeout costs are subject to a number of factors and therefore subject to significant uncertainty including uncertainty concerning the amount of such costs and the amount that may be reimbursable under contracts with DOE. DOE has informally questioned the allocation of certain costs to the closeout of the cold shutdown contract and has withheld provisional payments of some costs until resolution of the issue. Although we believe that DOE's non-payment is without merit, an additional amount of $0.9 million of revenues have been reserved in the first half of 2013 pending resolution.

Advanced Technology Costs

USEC is working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. As of June 30, 2013, cumulative project costs totaled $2.5 billion. Historically, costs relating to the American Centrifuge technology were either charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology were charged to expense as incurred and costs relating to the construction and deployment of the ACP were capitalized.

Beginning with the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. As of December 31, 2012, we expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project. Although we continued to make progress in the deployment of the ACP, the expense of previously capitalized costs was based on our assessment of our ability to recover the full amount of this prior capital investment.  This expense of previously capitalized costs does not affect any future capital investment in the ACP. We would anticipate that capitalization of amounts related to the ACP would resume if and when commercial plant deployment resumes.

Liabilities related to the American Centrifuge project remain on the balance sheet, including accrued asset retirement obligations of $22.6 million and accrued costs of $6.6 million as of June 30, 2013.

Organizational Structure Review

In early 2012, we initiated an internal review of our organizational structure and expect to reduce significantly the size of our workforce and corporate-wide organization costs over time. Workforce reductions in 2012 involved approximately 50 employees at our American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at our central services operations located in Piketon, Ohio and at our headquarters operations located in Bethesda, Maryland, including two senior corporate officers. Additional actions affecting employees to align the organization with our evolving business environment are expected, which could result in additional charges. We continue to evaluate opportunities to streamline corporate overhead and anticipate workforce reductions at our Paducah site as our operations transition over time. We will also be working to assure that the company has adequate resources to execute and complete the RD&D program and prepare for commercial deployment of our American Centrifuge technology.

Results of Operations – Three and Six Months Ended June 30, 2013 and 2012

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

The following tables presents elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2013	2012	Change	%
LEU segment
Revenue:
SWU revenue	$267.4	$347.2	$(79.8)	(23)%
Uranium revenue	13.9	3.6	10.3	286%
Total	281.3	350.8	(69.5)	(20)%
Cost of sales	328.2	340.4	12.2	4%
Gross profit (loss)	$(46.9)	$10.4	$(57.3)	(551)%

Contract services segment
Revenue	$3.5	$3.0	$0.5	17%
Cost of sales	3.5	3.2	(0.3)	(9)%
Gross profit (loss)	$—	$(0.2)	$0.2	-

Total
Revenue	$284.8	$353.8	$(69.0)	(20)%
Cost of sales	331.7	343.6	11.9	3%
Gross profit (loss)	$(46.9)	$10.2	$(57.1)	(560)%

	Six Months Ended June 30,
	2013	2012	Change	%
LEU segment
Revenue:
SWU revenue	$557.6	$885.1	$(327.5)	(37)%
Uranium revenue	41.5	3.6	37.9	1,053%
Total	599.1	888.7	(289.6)	(33)%
Cost of sales	632.0	841.6	209.6	25%
Gross profit (loss)	$(32.9)	$47.1	$(80.0)	(170)%

Contract services segment
Revenue	$6.1	$7.1	$(1.0)	(14)%
Cost of sales	6.8	7.3	0.5	7%
Gross profit (loss)	$(0.7)	$(0.2)	$(0.5)	(250)%

Total
Revenue	$605.2	$895.8	$(290.6)	(32)%
Cost of sales	638.8	848.9	210.1	25%
Gross profit (loss)	$(33.6)	$46.9	$(80.5)	(172)%

Revenue

Revenue from the LEU segment declined $69.5 million in the three months and $289.6 million in the six months ended June 30, 2013 compared to the corresponding periods in 2012. The volume of SWU sales declined 27% in the three-month period and 40% in the six-month period reflecting the variability in timing of utility customer orders and the expected decline in SWU deliveries in 2013 compared to 2012. The average price billed to customers for sales of SWU increased 5% in both the three- and six-month periods reflecting the particular contracts under which SWU were sold during the periods.

Revenue from the sale of uranium was $41.5 million in the six-month period of 2013 compared with $3.6 million in the first half of 2012, reflecting the timing of uranium sales.

Revenue from the contract services segment declined $1.0 million in the six months ended June 30, 2013 compared to the corresponding period in 2012 reflecting reserves of revenue of $0.9 million primarily in the first quarter of 2013 pending resolution of cost allocations related to the closeout of the cold shutdown contract.

Cost of Sales

Cost of sales for the LEU segment declined $12.2 million in the three months ended June 30, 2013, compared to the corresponding period in 2012, due to lower SWU sales volumes partially offset by higher non-production expenses and higher uranium sales in the current period. Cost of sales per SWU excluding non-production expenses was unchanged in the three months ended June 30, 2013 compared to the corresponding period in 2012. Cost of sales for SWU and uranium and non-production expenses for the three-month periods are detailed in the following table (dollar amounts in millions):

	Three Months Ended June 30,
	2013	2012	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$258.2	$337.1	$(78.9)	(23)%
Non-production expenses	70.0	3.3	66.7	2,021%
Total	$328.2	$340.4	$(12.2)	(4)%

Cost of sales for the LEU segment declined $209.6 million in the six months ended June 30, 2013, compared to the corresponding period in 2012, due to lower SWU sales volumes partially offset by higher non-production expenses, higher SWU unit costs and higher uranium sales in the current period. Cost of sales for SWU and uranium and non-production expenses for the six-month periods are detailed in the following table (dollar amounts in millions):

	Six Months Ended June 30,
	2013	2012	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$556.3	$835.0	$(278.7)	(33)%
Non-production expenses	75.7	6.6	69.1	1,047%
Total	$632.0	$841.6	$(209.6)	(25)%

Cost of sales per SWU excluding non-production expenses was 3% higher in the six months ended June 30, 2013 compared to the corresponding period in 2012. Under our monthly moving average cost method, new production and acquisition costs are averaged with the cost of inventories at the beginning of the period. An increase or decrease in production or purchase costs will have an effect on inventory costs and cost of sales over current and future periods. Although unit production costs declined 5% in the six months ended June 30, 2013 compared to the corresponding period in 2012 (described below), the SWU unit cost for the six-month period was negatively impacted by the carryforward effect of higher production and purchase costs from prior years.

Production costs declined $73.8 million (or 37%) in the three months and $111.7 million (or 26%) in the six months ended June 30, 2013, compared to the corresponding periods in 2012. Production volume declined 34% in the three-month period and 23% in the six-month period. Production in the current periods consisted of enrichment of depleted uranium under the one-year multi-party arrangement with Energy Northwest, the Bonneville Power Administration, TVA and DOE. This program was completed in May 2013 and then a small quantity of LEU was produced in June 2013 as we ceased enrichment at the Paducah GDP. Unit production costs declined 5% in the three and six months ended June 30, 2013, compared to the corresponding periods in 2012. The average cost per megawatt hour declined 5% in the three- and six-month periods, reflecting lower unit power costs commencing in June 2012 under the amended TVA power contract.

As we accelerated the expected productive life of plant assets in recent months and began to cease enrichment at the Paducah GDP following completion of the one-year depleted uranium enrichment program in May 2013, we have incurred a number of expenses unrelated to current production that have been charged directly to cost of sales. Non-production expenses in the three and six months ended June 30, 2013 and June 30, 2012 include the following:

-	Asset retirement charges of $19.3 million in the three and six months ended June 30, 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP;

-
Inventory valuation adjustments totaling $10.0 million in the three and six months ended June 30, 2013, including $7.7 million of residual uranium contained in certain cylinders that will be transferred to DOE. We determined that it was currently uneconomic to recover this residual uranium for resale;

-
Site expenses, including lease turnover activities, of $20.1 million in the three and six months ended June 30, 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs will now be charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure;

-
Power contract losses of $11.8 million in the three and six months ended June 30, 2013. In anticipation of a potential short-term extension of uranium enrichment at the Paducah GDP, we purchased approximately 700 megawatts of power for the period from June 1 through September 30, 2013 from several power providers. Due to falling prices in power markets following the purchase of this power, as part of agreements to unwind these purchases, we incurred expenses of approximately $11.8 million;

-
Accelerated asset charges of $8.2 million in the six months ended June 30, 2013. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment in June 2013;

-
Portsmouth retiree benefit costs of $6.3 million in the six months ended June 30, 2013 and $6.6 million in the six months ended June 30, 2012. Prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing retiree benefit costs related to our former Portsmouth employees are charged to cost of sales of the LEU segment rather than the contract services segment based on our continuing operations that support our active and retired employees.

Purchase costs for the SWU component of LEU from Russia increased $36.2 million in the six months ended June 30, 2013 compared to the corresponding period in 2012 due to a 3% increase in the purchase cost per SWU under the Russian Contract and due to the commencement of purchases under the new 10-year Russian Supply Agreement. We expect the overall average price per SWU under the Russian Contract for full year 2013 will be 6% higher compared to 2012.

Cost of sales for the contract services segment was $6.8 million in the six months ended June 30, 2013, a decline of $0.5 million (or 7%) compared to the corresponding period in 2012.

Gross Profit (Loss)

Gross profit declined $57.1 million in the three months and $80.5 million in the six months ended June 30, 2013, compared to the corresponding periods in 2012. Our margin was (16.5%) in the three months ended June 30, 2013 compared to 2.9% in the corresponding period in 2012, and (5.6%) in the six months ended June 30, 2013 compared to 5.2% in the corresponding period in 2012.

Gross profit for the LEU segment declined $57.3 million in the three-month period and $80.0 million in the six-month period primarily due to increases in non-production expenses and lower SWU sales volume, partially offset by increases in SWU unit profit margins.

Gross profit for the contract services segment increased $0.2 million in the three months and declined $0.5 million in the six months ended June 30, 2013, compared to the corresponding periods in 2012. The decline in the six-month period reflects reserves of revenue of $0.9 million primarily in the first quarter of 2013 pending resolution of cost allocations related to the closeout of the Portsmouth cold shutdown contract.

Non-Segment Information

The following table presents elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2013	2012	Change	%
Gross profit (loss)	$(46.9)	$10.2	$(57.1)	(560)%
Advanced technology costs	46.2	85.4	39.2	46%
Selling, general and administrative	11.9	13.2	1.3	10%
Special charges for workforce reductions and advisory costs	3.7	3.2	(0.5)	(16)%
Other (income)	(40.7)	(10.0)	30.7	307%
Operating (loss)	(68.0)	(81.6)	13.6	17%
Interest expense	9.3	12.7	3.4	27%
Interest (income)	(0.1)	(0.1)	—	—%
(Loss) from continuing operations before income taxes	(77.2)	(94.2)	17.0	18%
Provision (benefit) for income taxes	(36.3)	(2.1)	34.2	1,629%
Net (loss) from continuing operations	(40.9)	(92.1)	51.2	56%
Net income from discontinued operations	—	0.1	(0.1)	(100)%
Net (loss)	$(40.9)	$(92.0)	$(51.1)	56%

	Six Months Ended June 30,
	2013	2012	Change	%
Gross profit (loss)	$(33.6)	$46.9	$(80.5)	(172)%
Advanced technology costs	105.5	122.1	16.6	14%
Selling, general and administrative	24.8	26.8	2.0	7%
Special charges for workforce reductions and advisory costs	6.1	9.6	3.5	36%
Other (income)	(88.3)	(10.0)	78.3	783%
Operating (loss)	(81.7)	(101.6)	19.9	20%
Interest expense	22.6	25.4	2.8	11%
Interest (income)	(0.4)	(0.2)	0.2	100%
(Loss) from continuing operations before income taxes	(103.9)	(126.8)	22.9	18%
Provision (benefit) for income taxes	(39.3)	(5.4)	33.9	628%
Net (loss) from continuing operations	(64.6)	(121.4)	56.8	47%
Net income from discontinued operations	21.7	0.6	21.1	3,517%
Net (loss)	$(42.9)	$(120.8)	$(77.9)	64%

Advanced Technology Costs

Advanced technology costs decreased $39.2 million in the three months and $16.6 million in the six months ended June 30, 2013, compared to the corresponding periods in 2012, reflecting an expense in the second quarter of 2012 of $44.6 million related to the title transfer of previously capitalized American Centrifuge machinery and equipment to DOE as provided in the cooperative agreement entered into with DOE for the RD&D program, partially offset with an increase in development activity in connection with the RD&D program. The RD&D program schedule runs from June 1, 2012 through December 31, 2013.

Selling, General and Administrative

Selling, general and administrative expenses declined $1.3 million in the three months and $2.0 million in the six months ended June 30, 2013, compared to the corresponding periods in 2012, reflecting decreases in salary expense due to corporate workforce reductions and decreases in other compensation expenses.

Special Charges for Workforce Reductions and Advisory Costs

Following the cessation of enrichment at the Paducah GDP, we expect that an initial workforce reduction of approximately 160 employees will be substantially completed by August 19, 2013. We accrued a charge associated with the workforce reduction of approximately 160 employees of $2.1 million in the second quarter of 2013 for estimated one-time termination benefits consisting of severance payments.

Actions taken in the prior year resulted in charges of $1.7 million and $3.6 million in the three and six months ended June 30, 2012, respectively, for one-time termination benefits for affected employees at our American Centrifuge design and engineering operations in Oak Ridge, Tennessee, and our headquarters operations located in Bethesda, Maryland.

In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support this review. We are also engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet. Costs for these advisors totaled $2.3 million and $4.7 million in the three months and six months ended June 30, 2013, compared to $1.5 million and $6.0 million in the corresponding periods of 2012.

We will freeze benefit accruals under our defined benefit pension plans, effective August 5, 2013, for active employees who are not covered by a collective bargaining agreement. Unamortized prior service costs related to those pension plan participants were accelerated and a plan re-measurement was conducted. The result was a curtailment gain of $0.7 million recorded in the second quarter of 2013 to special charges.

Other (Income)

DOE and USEC provide pro-rata cost sharing support for continued American Centrifuge activities under our June 2012 cooperative agreement, as amended. DOE’s pro-rata share of 80% of qualifying American Centrifuge expenditures, or $40.7 million in the three months and $88.3 million in the six months ended June 30, 2013, is recognized as other income.

Interest Expense

Interest expense declined $3.4 million in the three months and $2.8 million in the six months ended June 30, 2013, compared to the corresponding periods in 2012, primarily since we repaid the term loan in connection with the March 2013 amendment to the credit facility.

Provision (Benefit) for Income Taxes

The income tax benefit from continuing operations was $36.3 million in the three months and $39.3 million in the six months ended June 30, 2013. The income tax benefit from continuing operations was $2.1 million in the three months and $5.4 million in the six months ended June 30, 2012. Included in the income tax benefit were reversals of previously accrued amounts associated with liabilities for unrecognized benefits of $0.6 million for the six months ended June 30, 2013 and $0.8 million for the corresponding period in 2012.

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

The income tax expense on all items other than continuing operations is recorded discretely based on year-to-date amounts. The difference in calculating the income tax expense and income tax benefit of $31.8 million is an interim timing difference recorded on the balance sheet in current liabilities that will reverse by year end when full-year results are presented.

Net (Loss) from Continuing Operations

The net loss from continuing operations improved $51.2 million ($10.45 per share) in the three months and $56.8 million ($11.60 per share) in the six months ended June 30, 2013, compared to the corresponding periods in 2012, reflecting DOE’s pro-rata cost sharing support for the RD&D program included in other income, partially offset by the after-tax effects of lower gross profits and special charges. Net income (loss) per share was adjusted for all periods presented to reflect the 1-for-25 reverse stock split effectuated on July 1, 2013.

Net Income from Discontinued Operations

On March 15, 2013, USEC sold its NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under net income from discontinued operations for the three and six months ended June 30, 2013 and 2012. Included in the six months ended June 30, 2013 is our gain on the sale of $35.6 million, representing the cash proceeds from the sale less the net carrying amount of NAC assets and liabilities of $5.5 million and transaction costs of $2.1 million.

Net (Loss)

Our net loss improved $51.1 million ($10.43 per share) in the three months and $77.9 million ($15.89 per share) in the six months ended June 30, 2013, compared to the corresponding periods in 2012, reflecting the lower net losses from continuing operations and the after-tax effect of the gain on the sale of our NAC subsidiary in the first quarter of 2013. Net income (loss) per share was adjusted for all periods presented to reflect the 1-for-25 reverse stock split effectuated on July 1, 2013.

2013 Outlook Update

Due to the uncertainties inherent in USEC's period of transition from enrichment at the Paducah plant, the end of the Megatons to Megawatts program and the incremental nature of funding for the RD&D program, we are limiting our guidance for USEC's financial results and operating metrics for 2013. We expect the average SWU price billed to customers in 2013 to increase by 5% but deliveries to be approximately 35% lower than in 2012, resulting in total revenue of approximately $1.25 billion.

We are in the midst of an RD&D program that has an 80% DOE and 20% USEC cost share. Federal funding for the program has been incremental and subject to Congressional action. As noted earlier, DOE provided additional obligated funding of $29.9 million on July 24, 2013, bringing total government obligated funding to $227.7 million, which is expected to fund the RD&D program through September 30, 2013. DOE's remaining cost share of up to $52.3 million to fund the program for the last three months of the calendar year is conditioned upon USEC continuing to meet all milestones and deliverables on schedule, USEC continuing to demonstrate to DOE's satisfaction its ability to meet future milestones, and the availability of appropriations or other sources of consideration.

USEC has announced that layoffs will begin at the Paducah plant in August and additional employment reductions could come later in the year. This could result in special charges for termination-related benefits. Also below the gross profit line, we expect selling, general and administrative expenses of less than $50 million for 2013.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively.  Variations from our expectations could cause substantial differences between our guidance and ultimate results.  Among the factors that could affect our results are:

•	The timing and amount of potential severance costs, pension and postretirement benefit costs and other costs related to the transition of the Paducah GDP;

•	The timing of recognition of previously deferred revenue;

•	Movement and timing of customer orders; and

•	Changes to SWU and uranium price indicators, and changes in inflation that can affect the price of SWU billed to customers.

Liquidity and Capital Resources

We expect our cash balance, internally generated cash from our ongoing operations, and available borrowings under our revolving credit facility will provide sufficient cash to meet our needs for at least 12 months assuming the renewal or replacement of our revolving credit facility past September 2013 and depending on the level of American Centrifuge expenditures after the conclusion of the RD&D program which is scheduled to be completed by December 31, 2013. Our credit facility is available to finance working capital needs and general corporate purposes. On March 14, 2013, we amended our credit facility, among other things, to extend the expiration date of the credit facility from May 31, 2013 to September 30, 2013. We repaid our existing term loan in connection with the amendment. We expect to renew or replace our credit facility at or prior to maturity either as part of a potential balance sheet restructuring (discussed below) or with another short term credit facility based on our working capital needs. If we are unable to renew or replace our credit facility beyond September 2013, we would seek to work with customers, if needed, to effect further order movements to provide sufficient liquidity and working capital.

We are preparing to be a significantly smaller company with lower revenues as we transition from having two sources of supply that provided approximately 10 to 12 million SWU per year to making sales from our existing inventory and from future purchases of LEU from Russia at lower quantities. We began ceasing enrichment at the Paducah GDP at the end of May 2013 after the current arrangements under which we were continuing enrichment at the Paducah GDP expired and we are working to transition the site back to DOE as described above under “LEU Segment - Paducah GDP Transition.” As described below under “Defined Benefit Plan Funding”, we are in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of our de-lease of the Portsmouth gaseous diffusion plant and future de-lease of the Paducah GDP and related transition of employees on our defined benefit plan funding obligations.

In addition, DOE has not yet authorized funding sufficient to complete the RD&D program and we could demobilize or terminate the American Centrifuge project if additional funding for the RD&D program is not obtained or if we determine that there is no longer a viable path to ACP commercialization. Despite the technical progress being made by the RD&D program, if financing is not in place at the end of the RD&D program, we could demobilize or terminate the project in order to preserve our liquidity, which would result in severance costs, contractual commitments, contractual termination penalties and other related costs described under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Our View of the Business Today,” which could impose additional demands on our liquidity. We could also take actions to restructure the project that could result in changes in our anticipated ownership of or role in the project.  These actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity.

In light of the significant transition of our business and the uncertainties and challenges facing us and in order to address the convertible notes maturity and improve our credit profile and our ability to successfully finance and deploy the American Centrifuge project and to maximize our participation in such project, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet. Although the economics of the American Centrifuge project are increasingly challenged under current enrichment market conditions, we continue to believe that the deployment of the American Centrifuge project represents our clearest path to a long-term, direct source of domestic enrichment production, and therefore the long-term viability of our LEU business. We believe that a restructuring could improve the likelihood of success in the deployment of the American Centrifuge project. A restructuring of our balance sheet could adversely affect the holders of our common stock through dilution or loss in value.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or that a restructuring of our balance sheet will lead to our obtaining a DOE loan guarantee.

Key factors that can affect liquidity requirements for our existing operations include the timing and amount of customer sales and purchases of Russian LEU as well as transition costs related to the lease turnover of the Paducah GDP. We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. Since 2006, we have included in our SWU contracts pricing indices that are intended to correlate with our sources for enrichment supply. Although sales prices under many of these SWU contracts are adjusted in part based on changes in market prices for SWU and electric power, the impact of market volatility in these indices is generally mitigated through the use of market price averages over time.

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

The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to concerns raised by the March 2011 events in Japan have significantly affected the global supply and demand for LEU, and an oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. In particular, based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade. This imbalance of supply and demand has been increasing and this increase could continue depending on the length and severity of delays or cancellations of deliveries. We are seeing increased price competition as our competitors lower their prices to sell excess supply created by current market conditions and this is adversely affecting our sales efforts. Due to the current supply/demand imbalance in the market, we have not been replacing sales from the current year with new sales, which has reduced our backlog.  We also have not been entering into sales for output from the American Centrifuge Plant due to delays in the deployment of the plant and current market prices.  We also anticipate a significantly lower level of sales over the next several years as we align sales with our anticipated sources of LEU until the American Centrifuge Plant is in commercial production. Looking out beyond the second half of this decade, we could see an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog. However, the amount of any demand and our ability to capture that demand and the pricing is uncertain.

Significant additional financing is needed to complete the American Centrifuge Plant. We applied for a $2 billion loan guarantee for the project under the DOE Loan Guarantee Program in July 2008. Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the RD&D program for the project. USEC began funding the RD&D program in January 2012. On June 12, 2012, USEC and DOE entered into a cooperative agreement to provide cost-share funding for the RD&D program. The agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013 with a total estimated cost of $350 million. DOE’s total contribution would be up to $280 million and our contribution would be up to $70 million. As of June 30, 2013, USEC made qualifying American Centrifuge expenditures under the agreement of $225.5 million. The cooperative agreement is being incrementally funded, and $227.7 million of DOE funding has been provided. The amount of federal funding made available to date is expected to fund RD&D program activities through September 30, 2013. We have adjusted our program spending to accommodate changes to the timing and amount of federal funding and we remain on schedule and budget to complete the RD&D program by the end of 2013. We will continue to work with Congress and the Administration to fund the RD&D program through December 2013 and achieve the remaining program milestones. The Administration has included a request for transfer authority of $48 million in the President's Government Fiscal Year 2014 budget to fund the RD&D program, and the same level of funding is in the FY 2014 Energy and Water Appropriations bill approved by the House of Representatives on July 10, 2013 and in the Senate version of the bill reported to the Senate by the Senate Appropriations Committee on June 27, 2013. We believe that this level of funding, if provided, would be sufficient to complete the program. However, there is no assurance that this additional funding will be made available.

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

However, in order to successfully raise this capital, we need to develop and validate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile. The economics of the American Centrifuge project are increasingly challenged under current enrichment market conditions, which have continued to decline during 2013. We have no assurances that we will be successful in obtaining this financing or that the delays and cost increases we have experienced will not adversely affect these efforts. We are working to identify cost mitigation actions; however we have no assurance that we will be successful. We also are uncertain regarding the amount of internally generated cash flow from operations that we will have available to finance the project in light of the delays in deployment of the project  and potential requirements for our internally generated cash flow to satisfy our pension and postretirement benefits and other obligations. The amount of capital that we are able to contribute to the project going forward will also impact our share of the ultimate ownership of the project, which will likely be reduced as a result of raising equity and other capital to deploy the project.

Given the current enrichment market conditions and the challenges these conditions present for obtaining the capital necessary for ACP commercialization, we are evaluating and pursuing the feasibility of alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology including the availability of additional government support. We have no assurance that we will be successful in achieving any of these measures, including obtaining additional government support that may be necessary to successful commercial deployment, or the timing thereof. Therefore, we continue to evaluate our options concerning the American Centrifuge project including our ability to continue the project prior to or upon completion of the RD&D program, further demobilization of or delays in the commercial deployment of the project, and termination of the project. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity and on the long-term viability of our enrichment business. Additional information is provided in Part II, Item 1A, Risk Factors of this report and “Management's Discussion and Analysis of Financial Condition and Results of Operations - The American Centrifuge Plant - Potential Project Demobilization” of the USEC's 2012 annual report on Form 10-K.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$(48.8)	$162.1
Net Cash Provided by Investing Activities	36.1	39.7
Net Cash (Used in) Financing Activities	(85.5)	(10.4)
Net Increase (Decrease) in Cash and Cash Equivalents	$(98.2)	$191.4

Operating Activities

Payment of the Russian Contract payables balance of $32.5 million, due to the timing of deliveries, was a use of cash flow in the six months ended June 30, 2013, partially offset with decreases in our net inventory balances primarily from the timing of sales. The net loss of $42.9 million in the six-month period, net of non-cash charges including depreciation and amortization, was a use of cash flow. As previously reported and beginning with the fourth quarter of 2011, all American Centrifuge project costs incurred have been expensed as part of our operating activities.

Our LEU segment provided positive cash flow in the six months ended June 30, 2012 based on the timing of customer orders and deliveries. Inventories declined $340.3 million in the six-month period in 2012 due to monetization of inventory produced in the prior year. Payment of the Russian Contract payables balance of $65.2 million, due to the timing of deliveries, was a significant use of cash flow in the six months ended June 30, 2012. The net loss of $120.8 million in the six-month period in 2012, net of non-cash charges including depreciation and amortization, and the expense associated with the title transfer of previously capitalized American Centrifuge machinery and equipment to DOE as provided in the June 2012 cooperative agreement with DOE for the RD&D program, was a use of cash flow. On March 13, 2012, USEC entered into an agreement with DOE pursuant to which DOE acquired U.S. origin LEU from USEC in exchange for the transfer of quantities of USEC's depleted uranium tails to DOE. DOE also agreed to accept title to quantities of our depleted uranium tails as part of its funding for the RD&D program under the June 2012 cooperative agreement. The decrease in accrued depleted uranium disposition obligations in the six months ended June 30, 2012 associated with these agreements with DOE do not generate cash flow until surety bonds can be modified and cash collateral returned. Cash collateral deposits of $43.8 million were returned to us in June 2012 in connection with the March 2012 uranium transfer agreement with DOE.

Investing Activities

Cash proceeds on the sale of NAC of $43.2 million were received in the six months ended June 30, 2013. Cash collateral deposits of $43.8 million were returned to us in the six months ended June 30, 2012 following the transfer of quantities of our depleted uranium to DOE in exchange for the SWU component of LEU under a March 2012 agreement with DOE.

Financing Activities

Payments on the credit facility term loan, including the repayment of the term loan in connection with the March 2013 credit facility amendment, totaled $83.2 million in the six months ended June 30, 2013.

Adjusted for the 1-for-25 reverse stock split effective July 1, 2013, there were 5.0 million shares of common stock outstanding at June 30, 2013 and December 31, 2012.

Working Capital

	June 30, 2013	December 31, 2012
	(millions)
Cash and cash equivalents	$194.7	$292.9
Restricted cash	3.3	—
Accounts receivable, net	140.9	134.8
Inventories, net	609.3	643.2
Credit facility term loan, current	—	(83.2)
Convertible preferred stock	(107.0)	(100.5)
Other current assets and liabilities, net	(359.4)	(345.1)
Working capital	$481.8	$542.1

Defined Benefit Plan Funding

We expect to contribute $23.4 million to the defined benefit pension plans in 2013, consisting of $20.9 million of required contributions under the Employee Retirement Income Security Act (“ERISA”) and $2.5 million to non-qualified plans. We have contributed $7.0 million in the six months ended June 30, 2013. There is no required contribution for the postretirement health and life benefit plans under ERISA and we do not expect to contribute in 2013. We receive federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

In addition, we are in discussions with PBGC regarding the impact of our de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's D&D contractor on September 30, 2011. We are also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees as part of future reductions in force.  Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer's employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, PBGC has the right to require the employer to place an amount in escrow or furnish a bond to PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. PBGC could also elect not to require any further action by the employer. PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. The PBGC has also informally advised us that the Paducah de-lease will be a cessation of operations when the 20% requirement is met and would also trigger liability under ERISA Section 4062(e). We have informed PBGC that we do not agree that either de-lease and transition of employees constitute a cessation of operations that would trigger liability under ERISA Section 4062(e). We also dispute the amount of their preliminary calculation of the potential ERISA Section 4062(e) liability related to the Portsmouth transition. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. We have not reached a resolution with PBGC and we have no assurance that PBGC will agree with our position or reach a consensual resolution and will not pursue a requirement for us to establish an escrow or furnish a bond.

Given the significant number of current active employees at Paducah, the amount of any potential liability related to a future de-lease and transition actions at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million. In addition, a demobilization or termination of the American Centrifuge project could raise doubt about the long-term viability of our enrichment business and the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with actions related to the transition of the Paducah GDP, create potential liabilities under ERISA Section 4062(e).

Capital Structure and Financial Resources

At June 30, 2013, our debt consisted of $530.0 million in 3.0% convertible senior notes due October 1, 2014. The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. As described above, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet which, among other things, if successful would be expected to address this convertible notes maturity.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or the impact of any restructuring on our convertible senior notes.  In the event that we are not able to restructure the convertible notes prior to maturity, we also have no assurance that we would be able to refinance the convertible notes at maturity on terms acceptable to us or at all in light of our financial condition, credit rating, and anticipated available future cash flow from operations.  Refer to Part I, Item 1A, Risk Factors, of the 2012 annual report on Form 10-K, “Our $530.0 million of convertible senior notes mature on October 1, 2014.  Although we may seek to restructure or refinance this obligation prior to maturity, we may not be successful, and we would likely be unable to repay the notes at maturity, which would adversely affect our liquidity and prospects.”

We are restricted under our credit facility from repurchasing the notes for cash. Holders of our convertible notes have the right to require the Company to repurchase such notes for cash if our common stock is no longer listed for trading on the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market. We are working to ensure that our common stock remains listed on the NYSE, however, we have no assurance that we will remain listed. See “NYSE Listing Standards Notices” below and Part II, Item 1A, Risk Factors, of this report, “Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our $530 million of convertible notes for cash, which we would not have adequate cash to do and would result in an event of default under our credit facility.”

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

On March 14, 2013, we amended our March 2012 credit facility that was scheduled to mature on May 31, 2013. The amended revolving credit facility totals $110.0 million (including letters of credit of up to $25.0 million) and matures on September 30, 2013. The term loan under the credit facility was repaid in connection with the amendment.

Utilization of the credit facility at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012
	(millions)
Borrowings under the revolving credit facility	$—	$—
Term loan	—	83.2
Letters of credit	3.1	14.7
Available credit	76.9	87.1

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

For as long as we continued enrichment at the Paducah GDP, if our gross profit for any three consecutive months beginning June 2012 was a loss, then the margin on the revolving loans would have increased by 1.5% retroactive to the first day of such three-month period, and would have continued until enrichment ceased or for the remaining term of the credit facility.

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

In addition, our inability to maintain the continued listing of our common stock on the New York Stock Exchange or another national exchange could cause an event of default under our credit facility. Under the terms of our convertible notes, a "fundamental change" is triggered if USEC’s shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. We have no assurance that we would be eligible for listing on an alternate exchange in light of our market capitalization, stockholders' deficit and net losses. In the event a fundamental change under the convertible notes is triggered, we do not have adequate cash to repurchase the notes. A failure by us to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes.  The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is also an event of default under USEC’s credit facility.

NYSE Listing Standards Notices

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE's continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company's common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  On July 1, 2013, we effectuated a reverse stock split in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in our closing share price exceeding $1.00 per share, and the condition will be deemed cured if the average closing price remains above the level for at least the following 30 trading days. Subject to the NYSE's rules, during the cure period, USEC's common stock will continue to be listed and trade on the NYSE, subject to its continued compliance with the NYSE's other applicable listing rules.

On April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization has caused us to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, we submitted a plan advising the NYSE of definitive action we have taken, or are taking, that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted our plan of compliance and our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. Our plan outlines initiatives we must execute by quarter. These initiatives include the successful completion of American Centrifuge plant development milestones, as well as the successful execution of our Russian supply agreement and our potential balance sheet restructuring.  The NYSE has notified us that if we do not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors.  The NYSE can take accelerated listing action if our common stock trades at levels viewed to be “abnormally low” over a sustained period of time.  We would also be subject to immediate suspension and de-listing from the NYSE if our average market capitalization is less than $15 million over a consecutive 30 trading-day period or if we were to file or announce an intent to file under any of the sections of the bankruptcy law. During July 2013, USEC's market capitalization fell below $15 million for several days.  Even if we meet the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

Under the terms of our convertible notes, a "fundamental change" is triggered if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require us to repurchase the notes at par for cash. We have no assurance that we would be eligible for listing on an alternate exchange in light of our market capitalization, stockholders' deficit and net losses. Our receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change. In the event a fundamental change under the convertible notes is triggered, we do not have adequate cash to repurchase the notes. A failure by us to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes.  The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is also an event of default under our credit facility. Accordingly, the exercise of remedies by holders of our convertible notes or lenders under our credit facility as a result of a delisting would have a material adverse effect on our liquidity and financial condition.

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2012 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at June 30, 2013 or December 31, 2012.

New Accounting Standards Not Yet Implemented

Reference is made to “New Accounting Standards” in Note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2013, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At June 30, 2013, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million. The fair value of the convertible notes, based on the trading price as of June 30, 2013, was $119.3 million.

The estimated fair value of our convertible preferred stock at June 30, 2013, including accrued paid-in-kind dividends declared payable July 1, 2013, was equal to the redemption value of $1,000 per share or $107.0 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against USEC by a former Portsmouth GDP employee claiming that USEC owes severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE D&D contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. On October 11, 2012, the United States District Court granted USEC’s motion to dismiss the complaint and dismissed Plaintiffs’ motion for class certification as moot. The Plaintiffs filed an appeal on January 18, 2013 and on July 19, 2013, the U.S. Court of Appeals for the Sixth Circuit upheld the District Court decision and dismissed the Plaintiffs' appeal.  The Plaintiffs have ninety days to seek review of the decision by the United States Supreme Court by filing a writ of certiorari.  USEC has not accrued any amounts for this matter.

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

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE's continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company's common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  On July 1, 2013, we effectuated a reverse stock split in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in our closing share price exceeding $1.00 per share, and the condition will be deemed cured if the average closing price remains above the level for at least the following 30 trading days. However we have no assurance that our share price will remain above $1.00 per share.

On April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization has caused us to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, we submitted a plan advising the NYSE of definitive action we have taken, or are taking, that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted our plan of compliance and our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC's progress with respect to its plan. Our plan outlines initiatives we must execute by quarter. These initiatives include the successful completion of American Centrifuge plant development milestones, as well as the successful execution of our Russian supply agreement and our potential balance sheet restructuring. We may not be successful in these initiatives or in executing the plan to the NYSE's satisfaction. The NYSE has notified us that if we do not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors. The NYSE can take accelerated listing action if our common stock trades at levels viewed to be “abnormally low” over a sustained period of time.  We would also be subject to immediate suspension and de-listing from the NYSE if our average market capitalization is less than $15 million over a consecutive 30 trading-day period or if we were to file or announce an intent to file under any of the sections of the bankruptcy law. During July 2013, our market capitalization fell below $15 million for several days. Even if we meet the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

A delisting of our common stock by the NYSE and the failure of our common stock to be listed on another national exchange could have significant adverse consequences. A delisting would likely have a negative effect on the price of our common stock and would impair stockholders' ability to sell or purchase our common stock. As of June 30, 2013, we had $530 million of convertible notes outstanding. Under the terms of our convertible notes, a "fundamental change" is triggered if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. We have no assurance that we would be eligible for listing on an alternate exchange in light of our market capitalization, stockholders' deficit and net losses. Our receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change. In the event a fundamental change under the convertible notes is triggered, we do not have adequate cash to repurchase the notes. A failure by us to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes. The occurrence of a fundamental change under the convertible notes that permits the holders of the convertible notes to require a repurchase for cash is an event of default under our credit facility. Accordingly, the exercise of remedies by holders of our convertible notes or lenders under our credit facility as a result of a delisting would have a material adverse effect on our liquidity and financial condition and could require us to file for bankruptcy protection.

Ceasing enrichment at the Paducah GDP could result in significant transition costs and other adverse impacts that could have a material adverse effect on our business and prospects.

We ceased enrichment at the Paducah gaseous diffusion plant ("GDP") commencing in May 2013 and are working to reach an agreement with DOE regarding the transition of the Paducah GDP and de-lease of the site back to DOE.  Ceasing enrichment at the Paducah GDP could have a material adverse effect on our business and prospects.  Under the lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant. Nevertheless, we could incur significant costs in connection with the Paducah transition that could put demands on our liquidity and negatively impact our results of operations, including:

•
Lease turnover costs.  We expect to incur significant costs in connection with the return of leased facilities to DOE.  During the six months ended June 30, 2013 we incurred site expenses, including lease turnover activities, of $20.1 million. As of June  30, 2013, we have accrued current liabilities for lease turnover costs related to the Paducah GDP totaling approximately $43.8 million. Lease turnover costs are costs incurred in returning the GDP to DOE in accordance with the lease, including removing nuclear material as required and removing USEC-generated waste. Our actual lease turnover costs could be greater than anticipated, which could result in additional demands on our liquidity and could negatively impact our results of operations.

•
Severance Costs.  We also expect to incur significant severance costs in connection with ceasing enrichment at the Paducah GDP. During the six months ended June 30, 2013, we accrued $2.1 million of severance costs related to an initial workforce reduction of approximately 160 employees that is anticipated to be completed by August 19, 2013.  Additional layoffs may occur in stages during 2013 and/or 2014 depending on business needs to manage inventory, fulfill customer orders, meet regulatory requirements and transition the site back to DOE in a safe and orderly manner. We currently estimate that we could incur total employee related severance costs of approximately $25 to $30 million for all Paducah GDP workers (including the $2.1 million special charge for the 160 employees described above) in the event of a full termination of activities at the site without a transfer of employees to another employer.

•
Pension and Postretirement benefit costs. We are engaged in discussions with the Pension Benefit Guaranty Corporation ("PBGC") regarding their assertion that the Portsmouth site transition is a cessation of operations that triggers liability under Employee Retirement Income Security Act of 1974, as amended ("ERISA"), Section 4062(e). We are also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees as part of future reductions in force.  Given the significant number of current active employees at Paducah, the amount of any potential liability related to such a transition could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million. See the Risk Factor in Part I, Item 1A of our Annual Report on Form 10-K “Our defined benefit pension plans are underfunded and we could be required to place an amount in escrow or purchase a bond with respect to such underfunding that could adversely affect our liquidity.”

•
Other transition costs.  In addition, other activities that will increase our cost of sales as we transition after ceasing enrichment include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of leased areas and infrastructure. For a period of time we will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services, including deliveries to customers of our inventory of LEU, return or relocation of unused inventories owned by USEC or by customers and others with accounts at USEC, and receipt of Russian material through 2013 under the Russian Contract, or beyond under the Russian Supply Agreement.  We are currently evaluating the most cost effective manner of conducting operations at the Paducah GDP to minimize ongoing costs and are in discussions with DOE regarding the timing of our de-lease of facilities at the Paducah GDP. However, we may not be able to reach an agreement with DOE on favorable terms or in the timeframe needed and could have greater than anticipated transition expenses. In addition, we have no assurance that DOE would accept the areas that we wish to de-lease on a schedule that would be cost efficient or meet our timing for deliveries of inventories to customers, fabricators and others.

Ceasing enrichment at the Paducah GDP could also have significant impacts on our existing business, including:

•
We expect there to be a transition period of several years, until the American Centrifuge Plant (“ACP”) is in commercial operations, during which we are no longer enriching uranium but are making sales from our existing inventory, from our future purchases under the supply agreement entered into with Russia in March 2011 for the supply of commercial Russian LEU (the “Russian Supply Agreement”) and from other potential sources of supply.  We have an objective of minimizing the period of transition until we have a new source of domestic U.S. enrichment production. However, we do not currently have a definitive timeline for the ACP deployment to provide this source of production and the economics of the American Centrifuge project and the Russian Supply Agreement are increasingly challenged as a result of current enrichment market conditions.  Absent a definitive timeline for the ACP deployment, ceasing enrichment at Paducah could adversely affect our efforts to pursue the American Centrifuge project, to implement the Russian Supply Agreement or to pursue other options, and could threaten our overall viability.

•
Ceasing enrichment at Paducah could also adversely affect our relationships with a variety of stakeholders, including customers. Customers could ask us to provide adequate assurances of performance under existing contracts that could adversely affect our business. Customers may also not be willing to modify existing contracts, some of which may need to be revised to permit acceptance of LEU from our anticipated supply sources during the transition period.  Ceasing enrichment at Paducah could also adversely affect our ability to enter into new contracts with customers, including our ability to contract for the output of the American Centrifuge Plant and for the material we purchase under the Russian Supply Agreement. We maintain substantial inventories of SWU from our production and from deliveries under the commercial agreement with the Russian entity TENEX to implement the Megatons to Megawatts program that we carefully monitor to ensure we can meet our commitments. Our ability to maintain inventories and to make deliveries needed to monetize these inventories in order to meet our liquidity requirements could be adversely affected if we lost our right to lease the portions of the Paducah GDP where the inventories are held and could not find alternative space where inventories could be kept and delivered.

•
We also have no assurance that we will be able to continue to lease portions of the Paducah GDP. Under the 2002 DOE-USEC Agreement, DOE can transition operations of Paducah from USEC operation to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts in the event we cease enrichment operations at Paducah prior to six months before USEC has the permanent addition of 3.5 million SWU per year of new capacity installed based on advanced enrichment technology.  We are in discussions with DOE regarding an agreement related to the transition of the Paducah GDP and while we believe that maintaining USEC's access to the Paducah GDP would be the best course of action to permit the fulfillment of supply contracts, there can be no assurance that DOE will not seek to exercise this right in a manner that will result in adverse impacts to us, including interfering with our deliveries to customers and our ability to maintain their inventories at Paducah, interfering with our ability to sell and deliver our inventory and impacting our ability to make sales.

All of these factors could have a significant adverse effect on our results of operations and financial condition.

Current enrichment market conditions are increasingly challenging the economics of the American Centrifuge project and our ability to finance the project and we could demobilize or terminate the project, which could have a material adverse effect on our business and prospects.

We are in the process of developing an updated plan for the financing and commercialization of the American Centrifuge project. Factors that can affect this plan and the economics of the project include key variables related to project cost, schedule, market demand and market prices for low enriched uranium, financing costs and other financing terms.  There is an oversupply of nuclear fuel available for sale in the market as a result of the March 2011 earthquake and tsunami in Japan that resulted in more than 50 reactors in Japan and Germany being off-line.  This oversupply has increased over time as only two of 50 reactors in Japan have been restarted to date and has resulted in significant downward pressure on market prices for low enriched uranium (“LEU”).  In addition, low prices for competing fuels, such as natural gas in the United States, could slow the need for new base load nuclear power capacity or hasten the retirement of some older nuclear plants in the United States, which can impact supply and demand for LEU and market prices. Based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, which could continue to adversely affect market prices.  We have also experienced cost pressures due to delays in deployment of the project that are impacting the project economics.

We expect to need at least $4 billion of capital in order to complete the American Centrifuge Plant (“ACP”). While a portion of that capital could include cash generated by the project during startup and additional capital contributions from USEC, the majority of the capital will need to come from third parties.  We have applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005 and we have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee.  We currently anticipate the remaining sources for capital to include cash generated by the project during startup, our available cash flow from operations and additional third-party capital.  We are uncertain regarding the amount of internally generated cash flow from operations that we will have available to finance the project in light of the delays in deployment of the project  and potential requirements for our internally generated cash flow to satisfy our pension and postretirement benefits and other obligations. The amount of capital that we are able to contribute to the project going forward will also impact our share of the ultimate ownership of the project, which will likely be reduced as a result of raising equity and other capital to deploy the project.

In order to successfully raise this capital, we need to develop and validate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile. The economics of the American Centrifuge project are increasingly challenged under current enrichment market conditions, as described above, which have continued to decline during 2013. We have no assurances that we will be successful in obtaining this financing and that market conditions and the delays and cost increases we have experienced will not adversely affect these efforts. Given the current enrichment market conditions and the challenges these conditions present for obtaining the capital necessary for ACP commercialization, we are evaluating and pursuing the feasibility of alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology including the availability of additional government support. We have no assurance that we will be successful in achieving any of these measures, including obtaining additional government support that may be necessary to successful commercial deployment, or the timing thereof.  Therefore, we continue to evaluate our options concerning the American Centrifuge project including our ability to continue the project prior to or upon completion of the current research, development and demonstration (“RD&D”) program, further demobilization of or delays in the commercial deployment of the project, and termination of the project.  We could make a decision at any time and any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity and on the long-term viability of our enrichment business.

We also face the potential that there is a gap in time between when the RD&D program is completed in December 2013 and when we have financing or financing commitments in place to complete the ACP.  Despite the technical progress being made by the RD&D program, if financing is not in place at the end of the RD&D program, we could demobilize or terminate the project in order to preserve our liquidity.

Actions we may take with respect to the American Centrifuge project could have significant adverse consequences on our business.  A demobilization or termination of the American Centrifuge project could raise doubt about the long-term viability of our enrichment business and could result in actions by third parties that could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity.  For example, the Pension Benefit Guaranty Corporation could take the position that a demobilization of the American Centrifuge project, either alone or taken together with actions related to the transition of the Paducah gaseous diffusion plant, create  potential liabilities under the Employee Retirement Income Security Act of 1974, as amended, Section 4062(e).  See the Risk Factor in Part I, Item 1A of our Annual Report on Form 10-K, “Our defined benefit pension plans are underfunded and we could be required to place an amount in escrow or purchase a bond with respect to such underfunding that could adversely affect our liquidity.”    The NYSE could also view a demobilization or termination of the American Centrifuge project negatively in its continued periodic review of our progress in executing initiatives identified by us in our plan submitted to the NYSE, and could take adverse action as described in the risk factor above “Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our $530 million of convertible notes for cash, which we would not have adequate cash to do and would result in an event of default under our credit facility.”  A demobilization or termination of the American Centrifuge project could also result in actions by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects. In addition, we could incur significant costs in connection with a demobilization or termination of the American Centrifuge project that could put significant demands on our liquidity.  We currently estimate that we could incur total employee related severance and benefit costs of approximately $14.5 million for all American Centrifuge workers in the event of a full demobilization of the project. In addition, we currently estimate ongoing contractual commitments at June 30, 2013 of approximately $37.5 million. Depending on the length of the demobilization period, we would also incur significant costs related to the execution of the demobilization in addition to the costs described above. Our actual costs could be greater than these estimates.  These actions could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity and that could require us to file for bankruptcy protection.

We are dependent on U.S. government actions, commitments and relationships, that are subject to uncertainties.

We or our subsidiaries are party to a number of agreements and arrangements with the U.S. government that are important to our business, including leases for the Paducah GDP and the American Centrifuge facilities, the cooperative agreement with DOE for the RD&D program and the 2002 DOE-USEC Agreement.  We are currently in discussions with DOE regarding an agreement related to the transition of the Paducah GDP and related termination of the lease for the Paducah GDP that is subject to uncertainties as described in the risk factor above “Ceasing enrichment at the Paducah GDP could result in significant transition costs and other adverse impacts that could have a material adverse effect on our business and prospects.” We are also in ongoing discussions with DOE regarding continued progress on and incremental funding for the RD&D program.  See the Risk Factors in Part I, Item 1A of our annual report on Form 10-K, including, “Only a portion of the U.S. government funding for the cost-share research, development and demonstration program with DOE has been provided.  A lack of approved funding for the balance of the RD&D program or delays in the budget process could adversely affect our ability to implement the RD&D program and our ability to commercialize the ACP technology.”  We are also seeking support from DOE and the U.S. government for the American Centrifuge project as described in the risk factor above “Current enrichment market conditions are challenging the economics of the American Centrifuge project and our ability to finance the project and we could demobilize or terminate the project, which could have a material adverse effect on our business and prospects.”

The outcome of these discussions are dependent on the continued support of DOE and the U.S. government, including considerations related to national security, non-proliferation, and energy policy, which are all uncertain and subject to change.  These discussions can be adversely impacted by limitations on available funding to DOE in light of federal budget constraints and spending cuts.  Many of these factors are outside of our control.  Deterioration in our relationship with DOE or other U.S. agencies and the U.S. government could impair or impede our ability to successfully implement these agreements, which could adversely affect our results of operations.  We are in the process of trying to resolve claims under the Contract Disputes Act for unpaid receivables from DOE as described in “We may not be successful in collecting amounts due to us from DOE related to U.S. government contracts work at Portsmouth, including amounts related to contract closeout,” which could adversely affect these relationships.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Second Quarter Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30	—	—	—	—
May 1 – May 31	10,280	$9.13	—	—
June 1 – June 30	40	8.53	—	—
Total	10,320	$9.12	—	—

(1)	Number of shares adjusted for the 1-for-25 reverse stock split effective July 1, 2013.

These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 10,320 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 3. Defaults Upon Senior Securities

As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at our election, in cash or in additional shares of Series B-1 preferred. We are currently restricted under our credit facility from paying cash dividends. Our board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates from January 1, 2012 through July 1, 2013 and the aggregate arrearage is $21.1 million. We have determined to defer declaring any dividends at this time due to our net losses reported for the years ended December 31, 2011 and 2012 and stockholders’ deficit.  In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of June 30, 2013, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $103.7 million ($107.0 million as of July 1, 2013 after taking into account the July 1, 2013 accrued dividend).

Item 5. Other Information

Pursuant to the lease agreement dated July 1, 1993 between our subsidiary United States Enrichment Corporation (“Enrichment”) and the U.S. Department of Energy (“DOE”) (the “Lease Agreement”), we lease the Paducah gaseous diffusion plant located in Paducah, Kentucky (the “Paducah GDP”), areas and related personal property, which are owned by the U.S. government (the “GDP Lease”).  We also lease the gas centrifuge enrichment plant facilities at Piketon, Ohio for the American Centrifuge plant, areas and related personal property from DOE pursuant to an amendment to the Lease Agreement dated December 7, 2006 (the “GCEP Lease”). The GCEP Lease is subleased to American Centrifuge Operating, LLC.

On August 1, 2013, through our Enrichment subsidiary, we provided notice of termination of the Lease Agreement with respect to the Paducah GDP.  Under the terms of the GDP Lease, we can terminate the lease prior to its expiration in June 2016 upon two-years' notice. Also, as our needs change, we can de-lease portions of the property under lease upon 60-days' notice with DOE's consent, which cannot be unreasonably withheld. We have provided a preliminary plan to meet lease turnover requirements to DOE and are in discussions with DOE regarding the transition of the Paducah GDP.  We expect to complete the return of the leased premises and to terminate the GDP Lease as early as July 2014.  If we and DOE are unable to agree on a schedule for termination prior to August 1, 2015, we plan to retain a small portion of the leased premises necessary for our business needs until August 1, 2015, at which time the GDP Lease will terminate and any remaining portion of the leased premises and personal property will be returned to DOE.  Additional information regarding the GDP Lease can be found in “Part I, Items 1 and 2.  Business and Properties-Paducah Gaseous Diffusion Plant” of our annual report on Form 10-K.

We have previously provided DOE various notices regarding our plans for the return of leased premises and personal property at the Paducah GDP and have been engaged in discussions with DOE regarding the transition of the Paducah GDP.  We ceased enrichment at the Paducah GDP following the completion of a one-year, multi-party depleted uranium enrichment program in May 2013.  In September 2012, we provided DOE with a non-binding notice of potential return of certain leased premises and property at the Paducah GDP.  By letter dated May 30, 2013, we provided notice to DOE under the 2002 DOE-USEC Agreement that we would cease enrichment at the Paducah GDP at the conclusion of the agreements related to the depleted uranium enrichment program on May 31, 2013.

The GCEP Lease is not terminated by this notice or the future termination of the GDP Lease.  Under the GCEP Lease, we have the option, with DOE's consent, to expand the leased property to meet our needs until the earlier of September 30, 2013 or the expiration or termination of the GDP Lease.

USEC Inc. or our subsidiaries are also a party to a number of other agreements or arrangements with the U.S. government, as described in our Annual Report on Form 10-K.

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

USEC Inc.

Date: August 6, 2013	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of USEC Inc., as amended. (a)

3.2	Amended and Restated Bylaws of USEC Inc., dated May 6, 2013, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 6, 2013.

10.1
Amendment No. 001 dated April 22, 2013 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and Joint Stock Company “Techsnabexport.” (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.2
Amendment No. 004 dated March 29, 2013 to the Cooperative Agreement (the “Cooperative Agreement”) dated June 12, 2012 between the U.S. Department of Energy and USEC Inc. and American Centrifuge Demonstration, LLC concerning the American Centrifuge Cascade Demonstration Test Program. (a)

10.3	Amendment No. 005 dated June 13, 2013 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.4
Amendatory Agreement (Supplement No. 10) dated May 20, 2013, to the Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (the “TVA Power Contract”).  (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.5	Supplement No. 11 dated May 30, 2013 to the TVA Power Contract. (a)

10.6	Summary Sheet for 2013 Non-Employee / Non-Investor Director Compensation (a)(b)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2013, furnished in interactive data file (XBRL) format.

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.