Form 10-Q
period 2013-09-30
USEC INC
filed 2013-11-05
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Yes ☐     No ☒

As of October 31, 2013, there were 4,948,235 shares of the registrant’s Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to: risks related to the ongoing transition of our business, including uncertainty regarding the transition of the Paducah gaseous diffusion plant and uncertainty regarding the economics of and continued funding for the American Centrifuge project and the potential for a demobilization or termination of the project; the impact of a potential de-listing of our common stock on the NYSE, including the potential for the holders of our convertible notes to require the Company to repurchase their notes in the event of a de-listing; the impact of a potential balance sheet restructuring on the holders of our common stock and convertible notes; risks related to the need to restructure the investments by Toshiba Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”); risks related to the underfunding of our defined benefit pension plans and the impact of the potential requirement for us to place an amount in escrow or purchase a bond with respect to such underfunding; the impact of uncertainty regarding our ability to continue as a going concern on our liquidity and prospects; our ability to reach an agreement with the U.S. Department of Energy (“DOE”) regarding the transition of the Paducah gaseous diffusion plant and uncertainties regarding the transition costs and other impacts of USEC ceasing enrichment at the Paducah gaseous diffusion plant and returning the plant to DOE; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects;  the impact and potential extended duration of the current supply/

demand imbalance in the market for low enriched uranium (“LEU”); the impact of enrichment market conditions, increased project costs and other factors on the economic viability of the American Centrifuge project without additional government support and on our ability to finance the project and the potential for a demobilization or termination of the project; uncertainty regarding the timing, amount and availability of additional funding for the research, development and demonstration (“RD&D”) program and the dependency of government funding on Congressional appropriations; limitations on our ability to provide any required cost sharing under the RD&D program; uncertainty concerning our ability through the RD&D program to demonstrate the technical and financial readiness of the centrifuge technology for commercialization; uncertainty regarding funding for the project following completion of the RD&D program in December 2013 and uncertainty concerning the ultimate success of our efforts to obtain a loan guarantee from DOE and other financing for the American Centrifuge project or additional government support for the project and the timing and terms thereof and the potential for a demobilization or termination of the project if additional government funding or other additional government support is not in place at the end of the RD&D program; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of the need to raise additional capital to finance the project; the impact of actions we have taken or may take to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, and impacts to cost and schedule; the potential for DOE to seek to terminate or exercise its remedies under the RD&D cooperative agreement or June 2002 DOE-USEC agreement; changes in U.S. government priorities and the availability of government funding, including loan guarantees; risks related to our inability to repay our convertible notes at maturity in October 2014; risks related to our ability to manage our liquidity without a credit facility: our dependence on deliveries of LEU from Russia under a commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) that expires in 2013 and under a new commercial supply agreement with Russia (the “Russian Supply Agreement”) and limitations on our ability to import the Russian LEU we buy under the Russian Supply Agreement into the United States and other countries; risks related to our ability to sell our fixed purchase obligations under the Russian Supply Agreement; the decrease or elimination of duties charged on imports of foreign-produced low enriched uranium; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our agreements with the U.S. government; risks related to delays in payment for our contract services work performed for DOE, including our ability to resolve certified claims for payment filed by USEC under the Contracts Dispute Act for payment of breach-of-contract amounts; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; the impact of potential changes in the ownership of our stock on our ability to realize the value of our deferred tax benefits; the timing of recognition of previously deferred revenue;  and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012 (“10-K”). Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K, which are available on our website at www.usec.com.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q except as required by law.

USEC Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(millions)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$128.4	$292.9
Accounts receivable, net	158.7	134.8
Inventories	1,176.8	1,593.2
Deferred costs associated with deferred revenue	136.6	116.8
Other current assets	22.6	19.2
Total Current Assets	1,623.1	2,156.9
Property, Plant and Equipment, net	13.0	51.0
Other Long-Term Assets
Deposits for surety bonds	39.8	22.3
Goodwill	—	6.8
Other assets	27.9	29.4
Total Other Long-Term Assets	67.7	58.5
Total Assets	$1,703.8	$2,266.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$121.3	$145.8
Payables under Russian Contract	324.8	209.8
Inventories owed to customers and suppliers	475.9	950.0
Deferred revenue and advances from customers	163.7	125.5
Credit facility term loan	—	83.2
Convertible preferred stock	110.4	100.5
Total Current Liabilities	1,196.1	1,614.8
Long-Term Debt	530.0	530.0
Other Long-Term Liabilities
Postretirement health and life benefit obligations	215.3	207.2
Pension benefit liabilities	171.2	321.7
Other liabilities	53.3	65.6
Total Other Long-Term Liabilities	439.8	594.5
Commitments and Contingencies (Note 15)
Stockholders’ Equity (Deficit)	(462.1)	(472.9)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,703.8	$2,266.4

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Separative work units	$295.8	$559.5	$853.4	$1,444.6
Uranium	3.8	—	45.3	3.6
Contract services	4.2	3.5	10.3	10.6
Total Revenue	303.8	563.0	909.0	1,458.8
Cost of Sales:
Separative work units and uranium	330.4	522.8	962.4	1,364.4
Contract services	3.4	3.6	10.2	10.9
Total Cost of Sales	333.8	526.4	972.6	1,375.3
Gross profit (loss)	(30.0)	36.6	(63.6)	83.5
Advanced technology costs	44.5	44.9	150.0	167.0
Selling, general and administrative	11.2	11.3	36.0	38.1
Special charges for workforce reductions and advisory costs	3.5	1.5	9.6	11.1
Other (income)	(35.9)	(34.6)	(124.2)	(44.6)
Operating income (loss)	(53.3)	13.5	(135.0)	(88.1)
Interest expense	9.5	12.3	32.1	37.7
Interest (income)	—	(0.2)	(0.4)	(0.4)
Income (loss) from continuing operations before income taxes	(62.8)	1.4	(166.7)	(125.4)
Provision (benefit) for income taxes	(18.5)	(3.6)	(57.8)	(9.0)
Net income (loss) from continuing operations	(44.3)	5.0	(108.9)	(116.4)
Net income (loss) from discontinued operations	—	(0.5)	21.7	0.1
Net income (loss)	$(44.3)	$4.5	$(87.2)	$(116.3)

Net income (loss) per share (Note 14):
Net income (loss) from continuing operations per share – basic and diluted	$(9.04)	$1.02	$(22.22)	$(23.75)
Net income (loss) per share – basic and diluted	$(9.04)	$0.92	$(17.79)	$(23.73)
Weighted-average number of shares outstanding – basic and diluted	4.9	4.9	4.9	4.9

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(44.3)	$4.5	$(87.2)	$(116.3)
Other comprehensive income, before tax:
Gain arising during the period (Note 11)	—	—	138.3	—
Amortization of actuarial (gains) losses, net (Note 11)	2.6	6.2	15.5	18.2
Amortization of prior service costs (Note 11)	—	0.3	0.7	1.1
Other comprehensive income, before tax	2.6	6.5	154.5	19.3
Income tax expense related to items of other comprehensive income	(1.5)	(2.4)	(58.0)	(7.0)
Other comprehensive income, net of tax	1.1	4.1	96.5	12.3
Comprehensive income (loss)	$(43.2)	$8.6	$9.3	$(104.0)

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net (loss)	$(87.2)	$(116.3)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22.8	27.5
Transfers and retirements of machinery and equipment	19.3	47.4
Deferred income taxes	—	(7.0)
Other non-cash income on release of disposal obligation	—	(44.6)
Convertible preferred stock dividends payable-in-kind	9.9	8.8
Gain on sale of subsidiary	(35.6)	—
Inventory valuation adjustments	15.0	—
Changes in operating assets and liabilities:
Accounts receivable – (increase)	(23.9)	(9.9)
Inventories, net – (increase) decrease	(72.7)	271.1
Payables under Russian Contract – increase	115.0	39.4
Deferred revenue, net of deferred costs – increase	17.6	91.4
Accounts payable and other liabilities – increase (decrease)	(80.4)	15.3
Accrued depleted uranium disposition – increase (decrease)	0.3	(145.0)
Other, net	(4.7)	2.4
Net Cash Provided by (Used in) Operating Activities	(104.6)	180.5

Cash Flows Provided by Investing Activities
Capital expenditures	—	(3.8)
Deposits for surety bonds - net (increase) decrease	(17.5)	99.6
Proceeds from sale of subsidiary	43.2	—
Net Cash Provided by Investing Activities	25.7	95.8

Cash Flows Used in Financing Activities
Borrowings under revolving credit facility	—	123.6
Repayments under revolving credit facility	—	(123.6)
Repayment of credit facility term loan	(83.2)	—
Payments for deferred financing costs	(2.2)	(10.1)
Common stock issued (purchased), net	(0.2)	(0.5)
Net Cash (Used in) Financing Activities	(85.6)	(10.6)
Net Increase (Decrease)	(164.5)	265.7
Cash and Cash Equivalents at Beginning of Period	292.9	37.6
Cash and Cash Equivalents at End of Period	$128.4	$303.3
Supplemental Cash Flow Information:
Interest paid	$20.7	$16.5
Income taxes paid, net of refunds	0.4	1.3

See notes to consolidated condensed financial statements.

USEC Inc.
CONSOLIDATED CONDENSED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2012
Balance at December 31, 2011	$13.0	$1,212.5	$(161.2)	$(49.4)	$(262.5)	$752.4
Other comprehensive income, net of tax (Note 16)	—	—	—	—	12.3	12.3
Restricted and other common stock issued, net of amortization	—	(12.6)	—	16.4	—	3.8
Reverse stock split of 1 share for 25 (Note 1)	(12.5)	12.5	—	—	—	—
Net (loss)	—	—	(116.3)	—	—	(116.3)
Balance at September 30, 2012	$0.5	$1,212.4	$(277.5)	$(33.0)	$(250.2)	$652.2

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$13.0	$1,200.8	$(1,361.8)	$(33.0)	$(291.9)	$(472.9)
Other comprehensive income, net of tax (Note 16)	—	—	—	—	96.5	96.5
Restricted and other common stock issued, net of amortization	—	2.9	—	(1.4)	—	1.5
Reverse stock split of 1 share for 25 (Note 1)	(12.5)	12.5	—	—	—	—
Net (loss)	—	—	(87.2)	—	—	(87.2)
Balance at September 30, 2013	$0.5	$1,216.2	$(1,449.0)	$(34.4)	$(195.4)	$(462.1)

See notes to consolidated condensed financial statements.

USEC Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. Certain amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2012.

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

USEC reported a net loss of $1.2 billion in the year ended December 31, 2012 and a net loss of $491.1 million in the year ended December 31, 2011.  These net losses were primarily the result of expenses related to the development of the American Centrifuge project, including the expense of previously capitalized amounts during both periods and related tax valuation allowances.  USEC reported a net loss of $87.2 million for the nine months ended September 30, 2013 and cash and cash equivalents of $128.4 million as of September 30, 2013. Although USEC expects to end 2013 with a cash balance exceeding $250 million, USEC's prospects for adequate liquidity in 2014 are uncertain. USEC's liquidity is dependent on a number of factors, including (i) USEC's operating needs; (ii) the level of expenditures for the American Centrifuge project, including the availability of any additional government funding of the American Centrifuge project after the conclusion of the research, development and demonstration ("RD&D") program, which is scheduled to be completed by December 31, 2013, and the potential demobilization or termination costs if post-RD&D funding is not available or if USEC determines there is no longer a viable path to commercialization of the American Centrifuge Plant project; (iii) the amount and timing of transition expenses for the Paducah gaseous diffusion plant ("GDP") and USEC’s ability to reach an acceptable agreement with DOE for the transition; and (iv) USEC’s ability to restructure its $530.0 million of convertible senior notes that mature on October 1, 2014, all of which impact USEC’s liquidity.

Consistent with prior years, USEC's payments to Russia for separative work units ("SWU") in the first quarter of 2014 are expected to exceed USEC's cash receipts from customers in that quarter, putting pressure on its liquidity in mid-2014 until deliveries to customers under its backlog occur later in the year. USEC's $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. USEC’s working capital requirements are substantially reduced as a result of the conclusion of USEC's contract with Russia (the "Russian Contract") under the 20-year Megatons-to-Megawatts program that ends in 2013 and the cessation of enrichment at the Paducah GDP as of May 31, 2013. Purchase quantities under the new 10-year commercial agreement with Russia (the "Russian Supply Agreement") will be about half the level under the Russian Contract unless the parties exercise a mutual option to increase such purchases. USEC intends to work with customers to modify delivery schedules to provide sufficient liquidity and working capital for USEC’s operating needs. However, the timing of customer deliveries, including Japanese customers who are affected by the prolonged outage of Japanese reactors, could create risks to USEC’s liquidity. USEC’s ability to manage unanticipated expenses or delays in customer orders or payments is reduced without a credit facility, which could adversely affect USEC’s liquidity.

USEC will need to restructure its convertible senior notes of $530.0 million before the maturity date of October 1, 2014. In light of the significant transition of USEC's business and the uncertainties and challenges facing USEC and in order to address the convertible notes maturity and improve USEC's credit profile and its ability to successfully finance and deploy the American Centrifuge project and to maximize USEC's participation in such project, USEC is engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet. Although USEC has no assurance regarding its ability to pursue or complete a restructuring, a restructuring would be expected to result in significant changes to the Company's capital structure and adjustments to its balance sheet, including the creation of a new entity for accounting purposes, which would have a material impact on USEC's financial statements, including the going concern assumption on which they have been prepared.

The economics of the American Centrifuge project are severely challenged by the current supply/demand imbalance in the market for low enriched uranium ("LEU") and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices USEC does not believe that its plans for American Centrifuge commercialization are economically viable without additional government support. In addition, USEC does not currently have any financing in place for the project following completion of the RD&D program in December 2013 and anticipates that funding will be needed for the project for the period from completion of the RD&D program until the receipt of financing for commercial deployment. The amount of any such funding would depend on the level of operations, manufacturing and other project infrastructure that is to be maintained in order to support a potential future ramp up to commercialization as well as the length of time until financing could be obtained for the plant. USEC is evaluating and pursuing the feasibility of alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology, including the availability of additional government support and has initiated discussions with DOE regarding the project’s need for this support. However, USEC has no assurance that it will be successful in achieving any of these measures or the timing thereof. In light of USEC’s liquidity, USEC does not have the ability to continue to fund the American Centrifuge project at its current levels beyond the end of 2013 without additional government support and even with this support USEC’s ability to provide funding in 2014 will be limited. Therefore, USEC continues to evaluate its options concerning the American Centrifuge project, including its ability to continue the project prior to or upon completion of the RD&D program, further demobilization of or delays in the commercial deployment of the project, and termination of the project, and could make a decision to demobilize or terminate the project in the near term. Any such actions may have a material adverse impact on USEC's ability to deploy the American Centrifuge technology, on its liquidity and on the long-term viability of its enrichment business.  See Note 15, “American Centrifuge Plant” for additional information.

In addition, on May 8, 2012, USEC received a notice from the New York Stock Exchange ("NYSE") that the average closing price of its common stock was below the NYSE's continued listing criteria relating to minimum share price. On July 1, 2013, USEC effectuated a reverse stock split of 1-for-25 shares in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in USEC's closing share price exceeding $1.00 per share and remaining above that level, and the condition has now been cured. However, on April 30, 2013, USEC received notice from the NYSE that the decline in USEC's total market capitalization had caused it to be out of compliance with another of the NYSE's continued listing standards. In accordance with the NYSE's rules, USEC submitted a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted USEC's plan of compliance and USEC's common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC's progress with respect to its plan. USEC's plan outlines initiatives USEC must execute by quarter. These initiatives include the successful completion of development milestones for the American Centrifuge Plant, the commercialization of the American Centrifuge project, as well as the successful execution of the Company's Russian Supply Agreement and the Company's potential balance sheet restructuring.  The NYSE has notified us that if USEC does not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

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

USEC is in discussions with the Pension Benefit Guaranty Corporation ("PBGC") regarding the impact of its de-lease of the Portsmouth GDP and related transition of employees on its defined benefit plan funding obligations as well as the impact of ceasing enrichment at the Paducah GDP and related transition of employees including reductions in force.  See Note 15, “Potential ERISA Section 4062(e) Liability” for additional information.

The above noted actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to its actions or based on their view of its financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on USEC's liquidity.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the presentation of accumulated other comprehensive income ("AOCI"), adding new disclosure requirements for items reclassified out of AOCI. The new guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The implementation of the new pronouncement in 2013 is reflected in the notes to USEC’s consolidated condensed financial statements and did not have an effect on USEC’s results of operations, cash flows or financial position.

In July 2013, the FASB issued guidance requiring an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This pronouncement is effective beginning in the first quarter of 2014. USEC has historically presented uncertain tax positions in accordance with the new guidance and does not expect it to have a material impact on its consolidated financial statements.

2. SALE OF NAC SUBSIDIARY

On January 23, 2013, USEC entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Hitz Holdings U.S.A. Inc. (“Hitz”), a subsidiary of Hitachi Zosen Corporation. Pursuant to the Stock Purchase Agreement, on March 15, 2013, Hitz acquired all of the outstanding shares of USEC’s wholly-owned subsidiary NAC International, Inc. (“NAC”).  NAC was acquired by USEC in 2004 and provides transportation and storage systems for spent nuclear fuel and provides nuclear and energy consulting services. USEC recorded a gain on the sale of $35.6 million in the first quarter of 2013, representing the final sale proceeds of $43.2 million less the net carrying amount of NAC assets and liabilities of $5.5 million (including goodwill of $6.8 million) and transaction costs of $2.1 million.

The following financial information related to NAC is segregated from continuing operations and reported as discontinued operations (in millions). Results for 2013 reported in discontinued operations are through the date of divestiture of March 15, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$7.5	$13.7	$38.0
Cost of sales	—	6.6	11.8	32.9
Gross profit	—	0.9	1.9	5.1
Advanced technology costs	—	0.2	—	0.6
Selling, general and administrative	—	1.5	1.8	4.4
Operating income (loss)	—	(0.8)	0.1	0.1
Gain on sale of subsidiary	—	—	35.6	—
Income (loss) before income taxes	—	(0.8)	35.7	0.1
Provision (benefit) for income taxes	—	(0.3)	14.0	—
Net income (loss) from discontinued operations	$—	$(0.5)	$21.7	$0.1

3. TRANSITION CHARGES

Non-Production Expenses Related to Ceasing Enrichment at the Paducah Plant

On May 24, 2013, USEC announced that it was not able to conclude a deal for the short-term extension of uranium enrichment at the Paducah GDP. USEC ceased uranium enrichment at the end of May 2013 and completed withdrawing material from the cascade in early June. USEC is in discussions with the U.S. Department of Energy ("DOE") regarding the timing of USEC’s de-lease of the Paducah GDP from DOE and is seeking to minimize its transition costs related to lease turnover, which could be substantial.

Under the terms of the lease, USEC can terminate the lease prior to June 2016 upon two years' notice. Also, as USEC's requirements change, USEC can de-lease portions of the property under lease upon 60 days' notice with DOE's consent, which cannot be unreasonably withheld. However, the right of partial de-lease does not include the right of USEC to terminate the lease in its entirety or with respect to the Paducah GDP, which termination is permitted only in accordance with the two-year termination provision of the lease. On August 1, 2013, USEC provided notice to DOE that USEC exercised its rights to terminate the lease with respect to the Paducah GDP and USEC has been in discussions with DOE regarding the timing of USEC’s de-lease. USEC anticipates being able to complete the return of leased premises and terminate the Paducah GDP lease as early as July 2014, but DOE and USEC have not reached agreement on a lease termination date prior to August 1, 2015. DOE has indicated that its ability to agree to such an earlier date will depend on the availability of funding among other things. In the event that USEC is unable to agree with DOE on a schedule for termination prior to two years, USEC plans to retain a small portion of the leased premises until August 1, 2015, at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period USEC plans to return portions of the leased premises no longer required to meet its business needs. However, limitations on available funding to DOE in light of federal budget constraints and spending cuts could limit DOE's willingness to accept the return of areas that USEC wishes to de-lease on a timely basis. In addition, while DOE has stated that it continues to be willing to work with USEC to develop a transition plan and schedule for the safe and secure return of the Paducah GDP, DOE has taken the position that USEC is foreclosed from invoking its rights to a partial return of facilities under the lease. USEC strongly disagrees with this DOE position. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs.

The Paducah GDP operated for more than 60 years. Environmental liabilities associated with plant operations by agencies of the U.S. government prior to USEC's privatization on July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah site.

As USEC accelerated the expected productive life of plant assets and ceased uranium enrichment at the Paducah GDP, USEC has incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $47.7 million and $123.4 million in the three and nine months ended September 30, 2013, and $6.1 million and $12.7 million in the three and nine months ended September 30, 2012, as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $37.4 million in the three months and $63.8 million in the nine months ended September 30, 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure.

Prior to the start of 2012, a significant portion of retiree benefit costs were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing retiree benefit costs related to USEC's former Portsmouth employees are charged to cost of sales of the LEU segment rather than the contract services segment based on continuing operations that support USEC's active and retired employees. Non-production expenses of $3.3 million and $9.9 million in the three and nine months ended September 30, 2012, respectively, relate to Portsmouth retiree benefit costs;

-
Accelerated asset charges of $5.3 million and $13.5 million in the three and nine months ended September 30, 2013, respectively, and $2.8 million in the three and nine months ended September 30, 2012. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013. In general, these assets, depending on their continuing economic life, are now expected to be useful only through the first or second quarters of 2014;

-
Inventory valuation adjustments of $5.0 million in the three months and $15.0 million in the nine months ended September 30, 2013. Inventories of SWU and uranium are valued at lower of cost or market. In the three-month period, a uranium inventory valuation adjustment of $5.0 million was charged to cost of sales to reflect declines in uranium market price indicators. The nine-month period also included the expense of $7.7 million of residual uranium contained in certain cylinders that will be transferred to DOE. USEC determined that it was currently uneconomic to recover this residual uranium for resale. In addition, certain materials and supplies used in the enrichment process with a book value of $2.3 million were expensed following the termination of enrichment at the end of the second quarter 2013;

-	Asset retirement charges of $19.3 million in the nine months ended September 30, 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP;

-
Power contract losses of $11.8 million in the nine months ended September 30, 2013. In anticipation of a potential short-term extension of uranium enrichment at the Paducah GDP, USEC purchased approximately 700 megawatts of power for the period from June 1 through September 30, 2013 from several power providers. Due to falling prices in power markets following the purchase of this power, as part of agreements to unwind these purchases, USEC incurred expenses of approximately $11.8 million.

USEC may incur additional non-production expense and special charges in future periods based on the results of the planning and execution of the Paducah transition and assessments of evolving business needs.

Special Charges for Workforce Reductions and Advisory Costs

On May 31, 2013, USEC notified its Paducah employees of potential layoffs beginning in August 2013. The notifications were provided under the Worker Adjustment and Retraining Notification Act ("WARN Act"), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances. Special charges for one-time termination benefits totaled $1.5 million and $3.6 million in the three and nine months ended September 30, 2013, respectively.

Following the cessation of enrichment at the Paducah GDP in the second quarter of 2013, USEC initiated an initial workforce reduction of 140 employees that was substantially completed in August 2013. Associated year-to-date charges of $2.0 million for severance payments are net of $0.7 million of severance paid by USEC and invoiced to DOE. Total cash payments associated with this initial workforce reduction totaled $2.5 million as of September 30, 2013. Accounts receivable as of September 30, 2013 include $0.7 million for DOE's share of severance paid by USEC.

On September 30, 2013, USEC's senior management authorized an additional workforce reduction of approximately 90 Paducah employees. This workforce reduction is expected to occur between October 2013 and January 2014. USEC currently estimates that it could incur employee related severance costs of approximately $1.6 million to $2.4 million for this expected workforce reduction depending on the seniority of the workers and final number of employees severed, with DOE owing a portion of this amount estimated to be up to $0.5 million. As such, USEC accrued a special charge associated with this workforce reduction of $1.6 million in the three months ended September 30, 2013 for estimated one-time termination benefits consisting of severance payments. Related cash expenditures are expected primarily in the fourth quarter of 2013 and first quarter of 2014.

Additional layoffs are expected to occur in stages through 2014 depending on business needs to manage inventory, fulfill customer orders, meet regulatory requirements and transition the site back to DOE in a safe and orderly manner. Information on these additional layoffs would be communicated to affected employees in future notices and may result in additional charges. USEC currently estimates that it could incur total employee related severance costs of approximately $23 million to $27 million for all Paducah GDP workers in the event of a full termination of activities at the site without a transfer of employees to another employer, depending on the timing of severances, if incurred, and with DOE owing a portion of this amount estimated to be up to $6 million.

Actions taken in the prior year resulted in special charges of $0.4 million and $4.0 million in the three and nine months ended September 30, 2012, respectively, for one-time termination benefits for affected employees at USEC's American Centrifuge design and engineering operations in Oak Ridge, Tennessee, the headquarters operations located in Bethesda, Maryland, and the central services operations located in Piketon, Ohio. Related cash expenditures were completed in 2012.

In early 2012, USEC initiated an internal review of its organizational structure and engaged a management consulting firm to support this review. USEC is also engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet. Special charges recorded for these advisors totaled $2.0 million and $6.7 million in the three months and nine months ended September 30, 2013, compared to $1.1 million and $7.1 million in the corresponding periods of 2012.

As discussed in Note 11, "Pension and Postretirement Health and Life Benefits," USEC froze benefit accruals under its defined benefit pension plans, effective August 5, 2013, for active employees who are not covered by a collective bargaining agreement. Pension benefits will no longer increase for these employees to reflect changes in compensation or credited service. However, these employees will not lose any benefits earned through August 4, 2013 under the pension plans. Unamortized prior service costs related to those pension plan participants were accelerated and a plan re-measurement was conducted. The result was a curtailment gain of $0.7 million recorded in the second quarter of 2013 to special charges.

4. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

USEC is conducting a RD&D program for the American Centrifuge technology with cost share funding from DOE. The objectives of the RD&D program are to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 centrifuge machines and sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This includes activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. The June 2012 cooperative agreement with DOE, as most recently amended on October 25, 2013 ("the October 2013 Amendment"), defines the scope, funding and technical goals for the RD&D program. The cooperative agreement provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013. The cooperative agreement is being incrementally funded, and $241.3 million of DOE funding has been provided as follows:

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

•	$49.9 million of funding was provided pursuant to the FY2013 continuing appropriations resolution, through amendments to the cooperative agreement on June 13, 2013 and July 24, 2013; and

•	$13.6 million of funding was provided pursuant to the FY2014 continuing appropriations resolution, through an amendment to the cooperative agreement on October 25, 2013.

As of September 30, 2013, USEC has made cumulative qualifying American Centrifuge expenditures of $270.2 million. DOE’s pro-rata share is 80% or $216.2 million. Of the $216.2 million, $191.4 million has been received by USEC and DOE’s remaining funding share of $24.8 million is included in current accounts receivable as of September 30, 2013.

In the nine months ended September 30, 2013 and 2012, USEC made qualifying American Centrifuge expenditures of $155.1 million and $55.7 million, respectively. DOE’s pro-rata share of 80%, or $124.1 million and $44.6 million, is recognized as other income in the nine months ended September 30, 2013 and 2012, respectively.

The $13.6 million of additional government funding provided by the October 2013 Amendment is for the RD&D program funding period November 2, 2013 to December 31, 2013. Although this funding is not sufficient to fund the RD&D program through December 31, 2013, the October 2013 Amendment states that there is an expectation that DOE would provide additional funding for the RD&D program for the funding period ending December 31, 2013. The remaining funding would be made through a subsequent modification to the cooperative agreement, with the amount of such funding to be determined. USEC expects cumulative spending for the RD&D program for the period June 1, 2012 through December 31, 2013 to be approximately $320 million. This amount is less than the originally estimated cost of the program of up to $350 million as a result of cost savings achieved by the Company and spending reductions made by the Company to complete the program technical milestones within the reduced government funds anticipated to be available for the program.

The government fiscal year 2014 continuing appropriations resolution passed by Congress and signed by the President on October 16, 2013 provided for continued funding for the U.S. government from October 1, 2013 through January 15, 2014. This resolution continued funding for the RD&D program at the government fiscal year 2013 annual rate of $110 million, less any automatic spending cuts applied to U.S. government spending. USEC believes that this level of funding, if provided, will be sufficient to fund the RD&D program through December 31,

2013 and achieve the remaining technical milestones within the reduced spending plan described above.

There is no assurance that additional funding will be made available. DOE’s remaining cost share is conditioned upon USEC continuing to meet all milestones and deliverables on schedule, USEC continuing to demonstrate to DOE’s satisfaction its ability to meet future milestones, and the availability of such government funding.

Additional details regarding funding for the American Centrifuge project and commitments and contingencies related to the American Centrifuge Plant under the 2002 DOE-USEC Agreement and the June 2012 cooperative agreement are provided in Note 15.

5.  CURRENT AND LONG-TERM RECEIVABLES

	September 30, 2013	December 31, 2012
	(millions)
Utility customers	$121.3	$118.3
DOE pro-rata share of RD&D program funding	24.8	4.4
Contract services, primarily DOE:
Billed revenue	9.7	10.5
Unbilled revenue	2.9	1.6
	12.6	12.1
Current accounts receivable, net	$158.7	$134.8

Current accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $1.8 million at September 30, 2013 and $2.1 million at December 31, 2012.

Additional details regarding DOE’s pro-rata share of funding for American Centrifuge expenditures under the RD&D program are provided in Note 4.

Billings for contract services related to DOE are generally invoiced based on provisional billing rates approved by DOE. Unbilled revenue represents the difference between actual costs incurred, prior to incurred cost audit and notice by DOE authorizing final billing, and provisional billing rate invoiced amounts. Unbilled amounts are invoiced to DOE as billing rates are revised, submitted to and approved by DOE.

Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. As of December 31, 2012, long term receivables from DOE were $25.8 million, or $38.0 million net of valuation allowances of $12.2 million. USEC believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis and USEC filed claims with DOE for payment under the Contract Disputes Act ("CDA"). On May 30, 2013, USEC appealed the DOE's denial of its claims to the U.S. Court of Federal Claims.

On August 30, 2013, USEC submitted an additional claim to DOE under the CDA for payment of $42.8 million, representing DOE's share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's decontamination and decommissioning ("D&D") contractor. As of September 30, 2013, long term receivables from DOE were $25.8 million, or $80.8 million net of valuation allowances of $55.0 million. The receivable for DOE's share of pension and postretirement benefits costs has a full valuation allowance due to USEC's inability to reach a resolution with DOE, the uncertainty of the timing for collection of amounts owed, and the potential of additional amounts owed by DOE. As noted in Note 15, USEC has potential pension plan funding obligations under Section 4062(e) of the Employee Retirement Income Security Act (“ERISA”) related to USEC's de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's D&D contractor and related to the transition of employees in connection with the Paducah GDP transition. USEC believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth.

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

USEC holds uranium, principally at the Paducah GDP, in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Costs included in inventory include purchase costs and previous production costs at the Paducah GDP.

Components of inventories follow (in millions):

	September 30, 2013			December 31, 2012
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$827.6	$225.7	$601.9	$880.9	$382.7	$498.2
Uranium	345.0	250.2	94.8	703.7	567.3	136.4
Materials and supplies	4.2	—	4.2	8.6	—	8.6
	$1,176.8	$475.9	$700.9	$1,593.2	$950.0	$643.2

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

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated values of approximately $1.5 billion at September 30, 2013, and $1.9 billion at December 31, 2012, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 19% decline in the uranium spot price indicator and a 5% decline in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

7. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2012	Capital Expenditures (Depreciation)	Transfers and Retirements	Ceasing of Enrichment at Paducah	September 30, 2013
Construction work in progress	$2.7	$—	$(0.6)	$(1.7)	$0.4
Leasehold improvements	183.7	—	(42.3)	—	141.4
Machinery and equipment	181.7	—	(15.0)	—	166.7
	368.1	—	(57.9)	(1.7)	308.5
Accumulated depreciation and amortization	(317.1)	(16.2)	55.4	(17.6)	(295.5)
	$51.0	$(16.2)	$(2.5)	$(19.3)	$13.0

As noted in Note 3, USEC incurred a charge to cost of sales of $19.3 million in the nine months ended September 30, 2013 in connection with the ceasing of enrichment at the Paducah GDP and the related retirements of property, plant and equipment used in the enrichment process.

8. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	September 30, 2013	December 31, 2012
	(millions)
Deferred revenue	$163.7	$123.1
Advances from customers	—	2.4
	$163.7	$125.5

Deferred costs associated with deferred revenue	$136.6	$116.8

9. DEBT

Credit Facility

USEC's $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Letters of credit as of September 30, 2013 remain outstanding until their maturity. Utilization of the credit facility at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012
	(millions)
Borrowings under the revolving credit facility	$—	$—
Term loan	—	83.2
Letters of credit	1.6	14.7
Available credit	—	87.1

Convertible Senior Notes due 2014

Convertible senior notes amounted to $530.0 million as of September 30, 2013 and December 31, 2012. The convertible senior notes are due October 1, 2014. Interest of 3.0% is payable semi-annually in arrears and is due by April 1 and October 1 of each year. The notes were not eligible for conversion to common stock as of September 30, 2013 or December 31, 2012.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. A summary of deferred financing costs for the nine months ended September 30, 2013 follows (in millions):

	December 31, 2012	Additions	Reductions	September 30, 2013
Other current assets:
Bank credit facilities	$3.0	$2.1	$(5.1)	$—

Deferred financing costs (long-term):
Convertible notes	$3.6	$—	$(1.5)	$2.1

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	—	$127.9	—	$127.9	—	$292.2	—	$292.2
Deferred compensation asset (b)	—	3.0	—	3.0	—	2.7	—	2.7

Liabilities:
Deferred compensation obligation (b)	—	2.8	—	2.8	—	2.7	—	2.7

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

Other Financial Instruments

As of September 30, 2013 and December 31, 2012, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under the commercial agreement (the “Russian Contract”) with a Russian government entity known as Techsnabexport (“TENEX”) approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan	$—	$—	$83.2	$93.5
Convertible preferred stock and accrued dividends payable-in-kind	110.4	110.4	100.5	100.5
3.0% convertible senior notes, due October 1, 2014	530.0	140.5	530.0	198.2

The estimated fair values of the term loans are based on the change in market value of an index of loans of similar credit quality based on published credit ratings, and are classified as using Level 2 inputs in the fair value measurement.

The convertible preferred stock can be converted or sold at the holder’s option and is classified as a current liability at the redemption value. The estimated fair value of the convertible preferred stock is based on a market approach using a discount rate of 12.75%, which is unobservable (Level 3) since the instruments do not trade. Dividends on the convertible preferred stock are paid (or accrued and are added to the liquidation preference of the convertible preferred stock) as additional shares of convertible preferred stock on a quarterly basis at an annual rate of 12.75%, which is consistent with current market prices and other market benchmarks. The estimated fair value equals the redemption value of $1,000 per share. The convertible preferred stock are currently subject to a share issuance limitation. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law.

The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date, and is classified as using Level 1 inputs in the fair value measurement.

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Service costs	$1.4	$3.6	$8.8	$10.9	$0.9	$0.9	$2.7	$2.7
Interest costs	11.5	12.1	33.5	36.2	2.2	2.7	6.7	8.3
Expected returns on plan assets (gains)	(12.8)	(12.9)	(38.3)	(38.9)	(0.5)	(0.7)	(1.7)	(2.1)
Amortization of prior service costs	—	0.3	0.7	1.1	—	—	—	—
Amortization of actuarial (gains) losses, net	2.0	5.0	14.2	14.8	0.6	1.2	2.0	3.4
Curtailment (gains)	—	—	(0.7)	—	—	—	—	—
Net benefit costs	$2.1	$8.1	$18.2	$24.1	$3.2	$4.1	$9.7	$12.3

USEC expects to contribute $24.1 million to the defined benefit pension plans in 2013, including $20.9 million of required contributions under ERISA and $2.5 million to non-qualified plans. USEC has contributed $16.2 million in the nine months ended September 30, 2013.

There is no required contribution for the postretirement health and life benefit plans under ERISA and USEC does not expect to contribute in 2013. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Effective August 5, 2013, accrued benefits for active employees who are not covered by a collective bargaining agreement have been frozen under the defined benefit pension plans. The retirement benefit is fixed and will no longer increase based on service or earnings. The freeze of the defined benefit pension plans is part of the internal organizational structure review effort. The defined benefit pension plans were amended to allow a lump sum payment option to active employees who are not covered by a collective bargaining agreement who are terminated as a result of participation in a reduction in force from August 5, 2013 through December 31, 2014. The defined benefit pension plans were further amended to allow a one-time voluntary election for a lump sum payment in December 2013 to certain former employees with deferred vested pension benefits. Any lump sum distributions would fully settle USEC's long-term pension obligations related to those benefits. Settlement charges may be recognized in the fourth quarter of 2013 or 2014 related to the immediate recognition of actuarial losses accumulated in other comprehensive income, a component of stockholders' equity.

A curtailment occurs when an employer eliminates accrual of pension benefits for some or all future services of a significant number of employees covered by the pension plan. When a curtailment occurs, plan assets and benefit obligations are remeasured. The remeasurement date for the curtailment was June 30, 2013. The net effect of the curtailment on the net periodic cost was a gain of $0.7 million and a decrease of $138.3 million on the pension liability (unfunded status) and accumulated other comprehensive income. USEC will continue to review further potential curtailment accounting impacts for those employees severed during 2013 and anticipated to be severed in the immediate future as part of workforce reductions.

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

Prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing retiree benefit costs related to USEC's former Portsmouth employees are charged to the LEU segment rather than the contract services segment based on our continuing LEU segment operations that support our active and retired employees. These net benefit costs totaled $7.5 million for the nine months ended September 30, 2013 and $9.9 million for the nine months ended September 30, 2012 and are directly charged to cost of sales rather than production.

Net periodic benefit costs related to continued operations are allocated to SWU inventory costs, selling, general and administrative expense, and advanced technology costs.

Other Plans

Effective August 5, 2013, certain employees impacted by the pension freeze discussed above will be eligible to receive an enhanced matching contribution formula under the USEC Savings Program (401(k) plan). USEC's maximum matching contribution for these individuals was increased from 4% to 7% of eligible earnings in August.

12. STOCK-BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.3	$0.7	$1.6	$3.2
Stock options, performance awards and other	—	0.1	0.1	0.6
Less: costs capitalized as part of inventory	—	—	—	(0.1)
Expense included in selling, general and administrative and advanced technology costs	$0.3	$0.8	$1.7	$3.7
Total recognized tax benefit	$—	$—	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period. There was no stock-based compensation granted in the nine months ended September 30, 2013. As of September 30, 2013, there was $1.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted shares and restricted stock units granted. That cost is expected to be recognized over a weighted-average period of 1.2 years.

On January 10, 2013, the Compensation Committee of the Board of Directors approved the surrender and cancellation of 2,462,726 unexercised stock options and suspended the Annual Incentive Program and Long Term Incentive Program for 2013 under the USEC Inc. 2009 Equity Incentive Plan.

13. INCOME TAXES

Because there is a full valuation allowance against deferred tax assets and there are pretax losses from continuing operations and income in other components of the financial statements (e.g., discontinued operations and other comprehensive income), the income tax benefit from pretax losses from continuing operations is limited to the amount of income tax expense recorded on all items other than continuing operations. The income tax benefit from continuing operations consists primarily of the income tax benefit calculated using an estimated annual effective tax rate. The estimated annual effective tax rate applied to pretax losses from continuing operations for the interim period is calculated using the estimated full-year plan for ordinary income and the year-to-date amounts for discontinued operations and other comprehensive income. The income tax expense on all items other than continuing operations is recorded discretely based on year-to-date amounts. The difference in calculating the income tax expense and income tax benefit of $14.9 million is an interim timing difference recorded on the balance sheet in current liabilities that will reverse by year end when full-year results are presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions)
Numerators:
Net income (loss) from continuing operations	$(44.3)	$5.0	$(108.9)	$(116.4)
Net income (loss) from discontinued operations	—	(0.5)	21.7	0.1
Net income (loss)	$(44.3)	$4.5	$(87.2)	$(116.3)
Numerators for diluted calculations (a):
Net income (loss) from continuing operations	$(44.3)	$5.0	$(108.9)	$(116.4)
Net income (loss) from discontinued operations	—	(0.5)	21.7	0.1
Net income (loss)	$(44.3)	$4.5	$(87.2)	$(116.3)

Denominator:
Weighted average common shares	5.0	5.0	5.0	5.0
Less: Weighted average unvested restricted stock	0.1	0.1	0.1	0.1
Denominator for basic calculation	4.9	4.9	4.9	4.9

Weighted average effect of dilutive securities:
Convertible notes	1.8	1.8	1.8	1.8
Convertible preferred stock:
Equivalent common shares (b)	13.7	4.3	10.5	3.5
Less: share issuance limitation (c)	12.8	3.4	9.6	2.6
Net allowable common shares	0.9	0.9	0.9	0.9
Subtotal	2.7	2.7	2.7	2.7
Less: shares excluded in a period of a net loss or antidilution	2.7	2.7	2.7	2.7
Weighted average effect of dilutive securities	—	—	—	—
Denominator for diluted calculation	4.9	4.9	4.9	4.9

Net income (loss) per share from continuing operations – basic and diluted	$(9.04)	$1.02	$(22.22)	$(23.75)
Net income (loss) per share from discontinued operations – basic and diluted	$—	$(0.10)	$4.43	$0.02
Net income (loss) per share – basic and diluted	$(9.04)	$0.92	$(17.79)	$(23.73)

(a)
The numerators are subject to increase for interest expense on convertible notes and convertible preferred stock dividends, net of tax, of $5.1 million in the three months ended September 30, 2013 and $15.2 million in the nine months ended September 30, 2013. The tax rate is the statutory rate. Net interest expense on convertible notes and convertible preferred stock dividends was $4.9 million in the three months ended September 30, 2012 and $14.4 million in the nine months ended September 30, 2012.

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

(c)
Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of our common stock outstanding on May 25, 2010 (approximately 0.9 million shares adjusted to take into account the 1-for-25 reverse stock split), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Options excluded from diluted net income per share	1,000		111,000		1,000		111,000
Warrants excluded from diluted net income per share	250,000		250,000		250,000		250,000
Exercise price of excluded options	$177.50	to	$93.00	to	$177.50	to	$93.00	to
	$357.00		$357.00		$357.00		$357.00
Exercise price of excluded warrants	$187.50		$187.50		$187.50		$187.50

15. COMMITMENTS AND CONTINGENCIES

American Centrifuge Plant

Project Funding

USEC expects cumulative spending for the RD&D program for the period June 1, 2012 through December 31, 2013 to be approximately $320 million. The cooperative agreement for the RD&D program provides for 80% DOE and 20% USEC cost sharing for work performed during this period. DOE’s contribution is incrementally funded and DOE has provided funding of $241.3 million. Although this funding is not sufficient to fund the RD&D program through December 2013, the most recent amendment to the cooperative agreement in October 2013, which provided $13.6 million of additional government funding, states that there is an expectation that DOE would provide additional funding for the RD&D program for the funding period ending December 31, 2013. The government fiscal year 2014 continuing appropriations resolution passed by Congress and signed by the President on October 16, 2013 provided for continued funding for the U.S. government from October 1, 2013 through January 15, 2014. This resolution continued funding for the RD&D program at the government fiscal year 2013 annual rate of $110 million, less any automatic spending cuts applied to U.S. government spending. USEC believes that this level of funding, if provided, will be sufficient to fund the RD&D program through December 31, 2013 and achieve the remaining technical milestones. There is no assurance that additional funding will be made available. DOE’s remaining cost share is conditioned upon USEC continuing to meet all milestones and deliverables on schedule, USEC continuing to demonstrate to DOE’s satisfaction its ability to meet future milestones, and the availability of such government funding. Additional details regarding the RD&D program are provided in Note 4.

The economics of the project are severely challenged by the current supply/demand imbalance in the market for low enriched uranium and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices USEC does not believe its plans for commercialization of the American Centrifuge project are economically viable without additional government support. In addition, USEC does not currently have any funding in place for the project following the completion of the current RD&D program in December 2013 and anticipates that funding will be needed for the project for the period from completion of the RD&D program until the receipt of financing for commercial deployment. The amount of any such funding would depend on the level of operations, manufacturing and other project infrastructure that is to be maintained in order to support a potential future ramp up to commercialization as well as the length of time until financing could be obtained for the plant. USEC is evaluating and pursuing the feasibility of alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology, including the availability of additional government support and has initiated discussions with DOE regarding the project’s need for this support. However, USEC has no assurance that it will be successful in achieving any of these measures or the timing thereof. In light of USEC’s liquidity, USEC does not have the ability to continue to fund the American Centrifuge project at its current levels beyond the end of 2013 without additional government support and even with this support USEC’s ability to provide funding in 2014 will be limited. Therefore, USEC continues to evaluate its options concerning the American Centrifuge project, including its ability to continue the project prior to or upon completion of the RD&D program, further demobilization of or delays in the commercial deployment of the project, and termination of the project, and could make a decision to demobilize or terminate the project in the near term. Any such actions may have a material adverse impact on USEC's ability to deploy the American Centrifuge technology, on its liquidity and on the long-term viability of its enrichment business.

Significant additional financing is needed to commercially deploy the American Centrifuge Plant ("ACP"). However, in order to successfully raise this capital, USEC needs to develop and validate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile. Factors that can affect this plan include key variables related to project cost, schedule, market demand and market prices for low enriched uranium, financing costs and other financing terms. USEC has experienced cost pressures due to delays in deployment of the project.

USEC has been pursuing a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, in order to obtain the funding needed to complete the ACP. In July 2008, USEC applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP. Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed a two-year RD&D program for the project. DOE indicated that USEC's application for a DOE loan guarantee would remain pending during the RD&D program but has given USEC no assurance that a successful RD&D program will result in a loan guarantee. In order to obtain a loan guarantee, USEC will need to demonstrate a viable commercialization plan which is dependent on the factors described above. Additional capital beyond the $2 billion of DOE loan guarantee funding that USEC has applied for and USEC's internally generated cash flow also would be required to complete the project. USEC has had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on USEC receiving a DOE loan guarantee.

In addition to the DOE loan guarantee and the Japanese export credit agency funding discussed above, USEC anticipates that it would need at least $1 billion of additional capital to complete the project. The amount of additional capital required would include contributions from USEC and would be dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE would require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee. USEC anticipates that under such a financing plan the potential sources for this capital could include cash generated by the project during startup, available USEC cash flow from operations and additional third-party capital. USEC would expect that the additional third-party capital would be raised at the project level, including through the issuance of additional equity participation.

As described above, current enrichment market conditions do not support a viable business plan for obtaining the capital necessary for commercialization of the American Centrifuge project without additional government support. If USEC is able to obtain the additional government support needed to proceed with the financing and commercial deployment of the ACP, USEC also is uncertain regarding the amount of internally generated cash flow from operations that USEC will have available to fund the project in light of the delays in deployment of the project, reduced cash flow from operations as a result of ceasing enrichment at the Paducah GDP and potential requirements for USEC's internally generated cash flow to satisfy its pension and postretirement benefit and other obligations. The amount of capital that USEC would be able to contribute to the project going forward would impact USEC's share of the ultimate ownership of the project, which would be reduced as a result of raising equity and other capital to deploy the project.

In order to address the October 1, 2014 maturity of its $530.0 million of convertible senior notes and increase the likelihood of a successful financing and deployment of the American Centrifuge project and USEC's participation in such project, USEC is engaged with its advisors and certain stakeholders on alternatives for a possible restructuring of its balance sheet. A restructuring of USEC's balance sheet would be expected to adversely affect the holders of USEC common stock through dilution or loss in value. However, USEC has no assurance regarding the outcome of any discussions USEC pursues with creditors or other key stakeholders.

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

Technical Milestones under the June 2012 Cooperative Agreement

The June 2012 cooperative agreement with DOE, as amended, includes nine technical milestones for the RD&D program. As of September 30, 2013, six of the milestones have been completed and certified by DOE and the final three milestones are targeted for completion at the end of the RD&D program on December 31, 2013. DOE has the right to terminate the cooperative agreement if any of the remaining technical milestones are not met. DOE also has the right to terminate the cooperative agreement if USEC materially fails to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement.
In addition, the cooperative agreement contains five non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the milestones and other program objectives. Four of the five performance indicators have been completed and certified by DOE, and the final performance indicator has been completed and documentation has been submitted for certification by DOE. Although the performance indicators are non-binding, the failure to achieve a performance indicator could cause DOE to take actions that are adverse to USEC.

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

NYSE Listing Standards Notices

On May 8, 2012, USEC received notice from the NYSE that the average closing price of its common stock was below the NYSE's continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company's common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  On July 1, 2013, USEC effectuated a reverse stock split in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in USEC's closing share price exceeding $1.00 per share and remaining above that level, and the condition has now been cured.

On April 30, 2013, USEC received notice from the NYSE that the decline in USEC's total market capitalization has caused it to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, USEC submitted a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted USEC's plan of compliance and USEC's common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC's progress with respect to its plan. USEC's plan outlines initiatives USEC must execute by quarter. These initiatives include the successful completion of American Centrifuge plant development milestones, the commercialization of the ACP, as well as the successful execution of the Company's Russian Supply Agreement and the Company's potential balance sheet restructuring.  The NYSE has notified us that if USEC does not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

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

Under the terms of USEC's convertible notes, a "fundamental change" is triggered if USEC's shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. USEC has no assurance that it would be eligible for listing on an alternate exchange in light of its market capitalization, stockholders' deficit and net losses. USEC's receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change. In the event a fundamental change under the convertible notes is triggered, USEC does not have adequate cash to repurchase the notes. A failure by USEC to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes. Accordingly, the exercise of remedies by holders of USEC's convertible notes or the trustee for the notes as a result of a delisting would have a material adverse effect on USEC's liquidity and financial condition.

Potential ERISA Section 4062(e) Liability

USEC is in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of USEC's de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's D&D contractor on September 30, 2011.  USEC notified the PBGC of this occurrence and the PBGC has informally advised USEC of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. USEC has informed the PBGC that it does not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). USEC also disputes the amount of the PBGC's preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, USEC believes that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, USEC has not reached a resolution with the PBGC and USEC has no assurance that the PBGC will agree with it or will not pursue a requirement for it to accelerate funding or take other actions to provide security. USEC is also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. In addition, a demobilization or termination of the American Centrifuge project could raise doubt about the long-term viability of USEC's enrichment business and the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with actions related to the transition of the Paducah GDP, create potential liabilities under ERISA Section 4062(e).

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, cash flows or financial condition.

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against USEC by a former Portsmouth GDP employee claiming that USEC owes severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE D&D contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. On October 11, 2012, the United States District Court granted USEC’s motion to dismiss the complaint and dismissed Plaintiffs’ motion for class certification as moot. The Plaintiffs filed an appeal on January 18, 2013. On July 19, 2013, the U.S. Court of Appeals for the Sixth Circuit upheld the District Court decision and dismissed the Plaintiffs' appeal. The Plaintiffs have no further rights to appeal. USEC had not accrued any amounts for this matter.

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) is pension and postretirement health and life benefit plans.

Changes in accumulated other comprehensive income (loss) for the sole component follow (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$(196.5)	$(254.3)	$(291.9)	$(262.5)

Gain arising during the period	—	—	138.3	—
Amortization of actuarial (gains) losses, net (a)	2.6	6.2	15.5	18.2
Amortization of prior service costs (a)	—	0.3	0.7	1.1
Total reclassifications for the period, before tax	2.6	6.5	154.5	19.3
Income tax (expense) benefit	(1.5)	(2.4)	(58.0)	(7.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1.1	4.1	96.5	12.3

Ending balance	$(195.4)	$(250.2)	$(195.4)	$(250.2)

(a)	These items reclassified from accumulated other comprehensive income (loss) are included in the computation of net benefit costs as detailed in Note 11.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions)
Revenue
LEU segment:
Separative work units	$295.8	$559.5	$853.4	$1,444.6
Uranium	3.8	—	45.3	3.6
	299.6	559.5	898.7	1,448.2
Contract services segment	4.2	3.5	10.3	10.6
	$303.8	$563.0	$909.0	$1,458.8

Segment Gross Profit (Loss)
LEU segment	$(30.8)	$36.7	$(63.7)	$83.8
Contract services segment	0.8	(0.1)	0.1	(0.3)
Gross profit (loss)	$(30.0)	$36.6	$(63.6)	$83.5

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

Overview

USEC, a global energy company, is a leading supplier of low enriched uranium ("LEU") for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide.

LEU consists of two components: separative work units ("SWU") and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component.

We have historically produced or acquired LEU from two principal sources. We produced about half of our supply of LEU at the Paducah gaseous diffusion plant ("GDP") in Paducah, Kentucky that we lease from the U.S. Department of Energy ("DOE"), and we acquired the other portion under a contract with Russia (the "Russian Contract") under the 20-year Megatons to Megawatts program that ends in 2013. Under the Russian Contract, we purchase the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. We ceased enrichment at the Paducah GDP at the end of May 2013 after the one-year arrangement under which we were continuing enrichment at the Paducah GDP expired. We are working to transition the site back to DOE. Our purchases under the Megatons to Megawatts program will also end in 2013 and will be replaced by purchases under a new 10-year commercial agreement with Russia (the "Russian Supply Agreement").  Purchase quantities under the Russian Supply Agreement will be about half the level under the Megatons to Megawatts program unless the parties exercise a mutual option to increase such purchases.

Our business is in a state of significant transition as we seek to re-position our enrichment business for long term success. We will be a significantly smaller company with lower revenues as we transition from having two sources of supply that provided approximately 10 to 12 million SWU per year to making sales from our existing inventory, from future purchases of LEU from Russia at lower quantities and from other potential sources of supply. We continue to pursue commercialization of the American Centrifuge technology, which we believe is the best path to remaining a competitive producer of LEU in the long-term. We are confirming the technical readiness of the American Centrifuge technology through a cooperative cost-sharing research, development and demonstration ("RD&D") program with DOE.  We are also in parallel working to position USEC financially to move forward as a stronger sponsor of the American Centrifuge project. However, current enrichment market conditions do not support a viable business plan for obtaining the capital needed for the commercialization of the American Centrifuge project. We are currently evaluating the alternatives and actions needed for the deployment of the project, including the need for additional government support for financing and for funding for the project for the period from the completion of the RD&D program until the receipt of financing for commercial deployment. We could make a decision in the near term to demobilize or terminate the project if post RD&D funding is not available or if we determine there is no longer a viable path to commercialization of the American Centrifuge project, as discussed below under “Our View of the Business Today.”

Our View of the Business Today

Our business is in a state of significant transition as we move from the gaseous diffusion technology employed for more than 60 years to a modern, cost-effective gas centrifuge technology. Managing this transition has been made more challenging by current enrichment market conditions. In March 2011, a tsunami resulting from a major earthquake caused irreparable damage to four reactors in Japan and subsequently resulted in more than 50 reactors in Japan and Germany being taken off-line in the aftermath of the tsunami. The Japanese reactors will remain off-line for an undetermined period of time until federal and local approval is obtained for re-start.  In recent months, five Japanese utilities applied to nuclear regulators for permission to restart 14 of the idled reactors, but restarts are not expected until 2014. In addition, low prices for competing fuels such as natural gas in the United States could slow the need for new base load nuclear power capacity and has resulted in early retirement of five U.S. nuclear plants. Germany has announced a national policy to phase out nuclear power by 2022. Together, these shutdowns have significantly affected the global supply and demand for LEU and if there is a delay or reduction in the number of Japanese reactor restarts, the impact could worsen. An oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. In particular, based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, and therefore fewer opportunities to make additional sales for delivery during that period.

The market conditions have affected our business plans, including our decision in May to cease enrichment at the Paducah GDP and increased challenges to the economics of our plan to deploy the American Centrifuge technology, as described below. The one-year arrangement with Energy Northwest to enrich depleted uranium supplied to Energy Northwest by DOE expired on May 31, 2013. USEC pursued possible opportunities for continuing enrichment at Paducah but DOE concluded that there were not sufficient benefits to the taxpayers to extend enrichment beyond May 31. We ceased enrichment at the end of May 2013 and completed withdrawing material from the cascade in early June. We are working to transition the site back to DOE.

We expect to continue operations at the Paducah site into 2014 in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE. We submitted regulatory filings to the U.S. Nuclear Regulatory Commission ("NRC") to support the de-lease of a portion of the Paducah GDP and return to DOE certain areas currently leased from DOE. Additional actions will be required in upcoming months as our planning continues and we continue to work to reach agreement on a de-lease plan with DOE. For a limited period of time, we still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services. All 1,034 Paducah employees (except guards) were provided notifications on May 31, 2013 under the Worker Adjustment and Retraining Notification Act ("WARN Act"), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances. For the period May 31, 2013 through September 30, 2013, the headcount at Paducah was reduced by 166 through layoffs, retirements and other attrition and we expect approximately 90 additional employees will leave through layoffs and attrition through January 2014. Additional layoffs are expected to occur in stages in 2014 depending on business needs.

We are currently in discussions with DOE regarding the timing of our de-lease and are seeking to minimize our transition costs related to lease turnover, which could be substantial. On August 1, 2013, we provided notice to DOE that we have exercised our rights to terminate the lease with respect to the Paducah GDP upon two years prior notice as permitted under the lease. We can also de-lease portions of the property under lease upon 60 days prior notice with DOE’s consent, which cannot be unreasonably withheld. However, the right of partial de-lease does not include the right of USEC to terminate the lease in its entirety or with respect to the Paducah GDP, which termination is permitted only in accordance with the two-year termination provision of the lease. We anticipate being able to complete the return of leased premises and terminate the Paducah GDP lease as early as July 2014, but we and DOE have not reached agreement on a lease termination date prior to August 1, 2015. DOE has indicated that its ability to agree to such an earlier date will depend on the availability of funding among other things. In the event that we and DOE are unable to agree on a schedule for termination prior to two years (August 1, 2015), we plan to retain a small portion of the leased premises until such time, at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period we plan to return portions of the leased premises no longer required to meet our business needs. However, limitations on available funding to DOE in light of federal budget constraints and spending cuts could limit DOE's willingness to accept the return of areas that we wish to de-lease on a timely basis. In addition, while DOE has stated that it continues to be willing to work with us to develop a transition plan and schedule for the safe and secure return of the Paducah GDP, DOE has taken the position that we are foreclosed from invoking our rights to a partial return of facilities under the lease. We strongly disagree with this DOE position. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs. Under our lease, DOE has the obligation for decontamination and decommissioning of the Paducah GDP. For a discussion of potential transition costs, see below under “LEU Segment - Paducah GDP Transition.”

We are also seeking to manage the impacts of the Paducah transition on our existing business.  Now that we have ceased enrichment at the Paducah GDP, there will be a transition period of at least several years until the American Centrifuge Plant ("ACP") could be in commercial operations. During this period we will no longer be enriching uranium but making sales from our existing inventory, our future purchases from Russia and other potential sources of supply. We are seeking to minimize the period of transition until we have a new source of domestic U.S. enrichment production. We expect to continue discussions with customers regarding our existing backlog, including revisions to contracts to reflect our anticipated sources of supply and anticipated timing for the financing and commercial production from the ACP. For a discussion of the potential implications of the transition of the Paducah GDP, see Part II, Item 1A, Risk Factors.

We continued to make progress in demonstrating the American Centrifuge technology in 2013. We completed construction of our American Centrifuge commercial demonstration cascade in Piketon, Ohio during the spring, then shifted construction activities to preparing the facility for machine installation and installing new infrastructure systems. In the subsequent months we have completed formal integrated systems testing of plant infrastructure and control systems. We next conditioned the plant equipment and the 120 centrifuge machines with uranium gas before beginning demonstration of full cascade operations in early October. The 120-machine cascade is the centerpiece of the RD&D program with DOE. The objectives of the RD&D program are to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade and sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This includes activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology.

The June 2012 cooperative agreement with DOE, as amended, includes nine technical milestones for the RD&D program. As of September 30, 2013, six of the milestones have been completed and certified by DOE and the final three milestones are targeted for completion at the end of the RD&D program on December 31, 2013. DOE has the right to terminate the cooperative agreement if any of the remaining technical milestones are not met. DOE also has the right to terminate the cooperative agreement if we materially fail to comply with the other terms and conditions of the cooperative agreement.  Failure to meet the technical milestones under the cooperative agreement could provide a basis for DOE to exercise its remedies under the 2002 DOE-USEC Agreement.
In addition, the cooperative agreement contains five non-binding performance indicators that are designed to be achieved throughout the RD&D program and ensure that the RD&D program is on track to achieve the milestones and other program objectives. Four of the five performance indicators have been completed and certified by DOE, and the final performance indicator has been completed and documentation has been submitted for certification by DOE.

The cooperative agreement between USEC and DOE defines the scope, funding and technical goals for the RD&D program and provides for 80% DOE and 20% USEC cost sharing for work performed during the period June 1, 2012 through December 31, 2013. We expect cumulative spending for the RD&D program for the 19-month period to be approximately $320 million. DOE’s contribution is incrementally funded and DOE has provided funding of $241.3 million. Although this funding is not sufficient to fund the RD&D program through December 2013, the most recent amendment to the cooperative agreement in October 2013, which provided $13.6 million of additional government funding, states that there is an expectation that DOE would provide additional funding for the RD&D program for the funding period ending December 31, 2013. The government fiscal year 2014 continuing appropriations resolution passed by Congress and signed by the President on October 16, 2013 provided for continued funding for the U.S. government from October 1, 2013 through January 15, 2014. This resolution continued funding for the RD&D program at the government fiscal year 2013 annual rate of $110 million, less any automatic spending cuts applied to U.S. government spending. We believe that this level of funding, if provided, will be sufficient to fund the RD&D program through December 31, 2013 and achieve the remaining technical milestones.

We plan to incorporate the 120-machine cascade in the full commercial plant of 96 identical cascades. USEC is in the process of developing an updated plan and evaluating alternatives for the financing and commercialization of the American Centrifuge project. Factors that can affect this plan include key variables related to project cost, schedule, market demand and market prices for low enriched uranium, financing costs and other financing terms. USEC has experienced cost pressures due to delays in deployment of the project. The economics of the project are severely challenged by the current supply/demand imbalance in the market for low enriched uranium and related downward pressure on spot market prices for SWU which are now at their lowest levels in more than a decade. At current market prices we do not believe that our plans for ACP commercialization are economically viable without additional government support. In addition, we do not currently have any financing in place for the project following completion of the RD&D program in December 2013 and anticipate that funding will be needed for the project for the period from completion of the RD&D program until the receipt of financing for commercial deployment. The amount of any such funding would depend on the level of operations, manufacturing and other project infrastructure that is to be maintained in order to support a potential future ramp up to commercialization as well as the length of time until financing could be obtained for the plant.

We are evaluating and pursuing the feasibility of alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology, including the availability of additional government support and have initiated discussions with DOE regarding the project’s need for this support. However, we have no assurance that we will be successful in achieving any of these measures or the timing thereof. In light of our liquidity, we do not have the ability to continue to fund the American Centrifuge project at its current levels beyond the end of 2013 without additional government support and even with this support our ability to provide funding in 2014 will be limited. Therefore, we continue to evaluate our options concerning the American Centrifuge project, including our ability to continue the project prior to or upon completion of the RD&D program, further demobilization of or delays in the commercial deployment of the project, and termination of the project, and could make a decision to demobilize or terminate the project in the near term. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity and on the long-term viability of our enrichment business.

If we are able to obtain additional government support for the American Centrifuge project and to continue to fund the project beyond the RD&D program, we expect to need at least $4 billion of capital in order to commercially deploy the ACP.  While a portion of that capital could include cash generated by the project during startup and additional capital contributions from USEC, the majority of the capital will need to come from third parties. We have been pursuing a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, in order to obtain the funding needed to complete the ACP. In July 2008, we applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP. We have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee. As part of the commercialization effort, we expect to need additional investors in the project which would reduce our ownership in the project. However, in order to successfully raise this capital, we need to demonstrate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile. As described above, current enrichment market conditions do not support a viable business plan for obtaining the capital necessary for ACP commercialization without additional government support.

Our $530 million of convertible senior notes mature on October 1, 2014 and we will need to restructure this debt before its maturity date. In light of the significant transition of our business and the uncertainties and challenges facing us and in order to address the convertible notes maturity and improve our credit profile and our ability to successfully finance and deploy the American Centrifuge project and to maximize our participation in such project, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, we continue to believe that the deployment of the American Centrifuge project represents our clearest path to a long-term, direct source of domestic enrichment production, and therefore the long-term viability of our LEU business. We believe that a restructuring could improve the likelihood of success in the deployment of the American Centrifuge project. A restructuring of our balance sheet would be expected to adversely affect the holders of our common stock through dilution or loss in value.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or that a restructuring of our balance sheet will lead to our obtaining financing for the American Centrifuge Plant.

We currently estimate that we could incur total employee related severance and benefit costs of approximately $15 million for all American Centrifuge workers in the event of a full demobilization of the project. In addition, we currently estimate ongoing contractual commitments at September 30, 2013 of approximately $40 million, including contractual termination penalties related to both prepayment and contractual commitment amounts in connection with a demobilization. Depending on the length of the demobilization period, we would also incur significant costs related to the execution of the demobilization in addition to the severance costs, contractual commitments, contractual termination penalties and other related costs described above. These costs would put significant demands on our liquidity. Additional information is provided in Part II, Item 1A, Risk Factors of this report and Part I, Items 1 and 2, "Business and Properties - The American Centrifuge Plant - Potential Project Demobilization” of USEC's 2012 annual report on Form 10-K.

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

We also must continue to effectively respond to events that occur that are outside of our control, including actions that may be taken by vendors, customers, creditors and other third parties in response to our decisions or based on their view of our financial strength and future business prospects. For a discussion of the potential risks and uncertainties facing our business, see Part II, Item 1A, Risk Factors, of this report and Part I, Item 1A, Risk Factors, of the 2012 annual report on Form 10-K.

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

	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
SWU:
Long-term price indicator ($/SWU)	$114.00	$120.00	$135.00	$140.00
Spot price indicator ($/SWU)	101.00	110.00	120.00	125.00
UF6:
Long-term price composite ($/KgU)	149.26	165.68	165.68	176.13
Spot price indicator ($/KgU)	100.00	113.50	123.50	130.00

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

Cost of Sales for SWU and Uranium

Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold and delivered during the period and is determined by a combination of inventory levels and costs, production costs, and purchase costs. Under the monthly moving average inventory cost method that we use, changes in purchase costs and historically changes in production costs have an effect on inventory costs and cost of sales over current and future periods.

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

Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were included in production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure.

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

Paducah GDP Transition

On May 24, 2013, we announced that we were not able to conclude a deal for the short-term extension of uranium enrichment at the Paducah GDP. We ceased uranium enrichment at the end of May 2013 and completed withdrawing material from the cascade in early June. We are working to transition the site back to DOE. We expect to continue operations at the Paducah site into 2014 in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE. Depending on the finalization of a transition plan with DOE, we could expect to incur significant costs in connection with ceasing enrichment at Paducah. For example, delays in the de-lease schedule, delays in the packaging and transfer to other locations of the inventories held by us, additional lease turnover activities, additional costs for waste removal, and other costs could be greater than anticipated. These costs could place significant demands on our liquidity and we are evaluating alternatives to manage these potential costs.  We are also seeking to manage the impacts of the Paducah transition on our existing business.

We are currently in discussions with DOE regarding the timing of our de-lease, but have no assurance that we will reach agreement with DOE on a de-lease schedule that is cost efficient. Under the terms of the lease, we can terminate the lease prior to June 2016 upon two years' notice. Also, as our requirements change, we can de-lease portions of the property under lease upon 60 days' notice with DOE's consent, which cannot be unreasonably withheld. However, the right of partial de-lease does not include the right of USEC to terminate the lease in its entirety or with respect to the Paducah GDP, which termination is permitted only in accordance with the two-year termination provision of the lease. On August 1, 2013, we provided notice to DOE that we have exercised our rights to terminate the lease with respect to the Paducah GDP. We anticipate being able to complete the return of leased premises and terminate the Paducah GDP lease as early as July 2014, but DOE and USEC have not reached agreement on a lease termination date prior to August 1, 2015. DOE has indicated that its ability to agree to such an earlier date will depend on the availability of funding among other things. In the event that we and DOE are unable to agree on a schedule for termination prior to two years, we plan to retain a small portion of the leased premises until August 1, 2015, at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period we plan to return portions of the leased premises no longer required to meet our business needs. However, limitations on available funding to DOE in light of federal budget constraints and spending cuts could limit DOE's willingness to accept the return of areas that we wish to de-lease on a timely basis. In addition, while DOE has stated that it continues to be willing to work with us to develop a transition plan and schedule for the safe and secure return of the Paducah GDP, DOE has taken the position that we are foreclosed from invoking our rights to a partial return of facilities under the lease. We strongly disagree with this DOE position. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs.

As of September 30, 2013, we have accrued current liabilities for lease turnover costs related to the Paducah GDP of $32.2 million. Lease turnover costs are costs incurred in returning the GDP to DOE in accordance with the lease, including removing nuclear material as required and removing USEC-generated waste. The Paducah GDP operated for more than 60 years. Environmental liabilities associated with plant operations by agencies of the U.S. government prior to USEC's privatization on July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah site.

Workforce Reductions

On May 31, 2013, pursuant to the WARN Act, USEC notified its Paducah employees of potential layoffs beginning in August 2013. Special charges for one-time termination benefits totaled $1.5 million and $3.6 million in the three and nine months ended September 30, 2013, respectively.

During the second quarter of 2013, we initiated an initial workforce reduction of 140 employees that was substantially completed in August 2013. Associated year-to-date charges of $2.0 million for severance payments are net of $0.7 million of severance paid by USEC and invoiced to DOE. Total cash payments associated with this initial workforce reduction totaled $2.5 million as of September 30, 2013. Accounts receivable as of September 30, 2013 include $0.7 million for DOE's share of severance paid by USEC.

On September 30, 2013, our senior management authorized an additional workforce reduction of approximately 90 Paducah employees. This workforce reduction is expected to occur between October 2013 and January 2014. We currently estimate that we could incur employee related severance costs of approximately $1.6 million to $2.4 million for this expected workforce reduction depending on the seniority of the workers and final number of employees severed, with DOE owing a portion of this amount estimated to be up to $0.5 million. As such, we have accrued a special charge associated with this expected workforce reduction of $1.6 million in the three months ended September 30, 2013 for estimated one-time termination benefits consisting of severance payments. Related cash expenditures are expected primarily in the fourth quarter of 2013 and first quarter of 2014.

Additional layoffs are expected to occur in stages through 2014 depending on business needs to manage inventory, fulfill customer orders, meet regulatory requirements and transition the site back to DOE in a safe and orderly manner. USEC currently estimates that it could incur total employee related severance costs of approximately $23 million to $27 million for all Paducah GDP workers in the event of a full termination of activities at the site without a transfer of employees to another employer, depending on the timing of severances, if incurred. DOE would owe a portion of this amount estimated to be up to $6 million.

Paducah Plant Assets

We record leasehold improvements, machinery and equipment for the Paducah GDP at acquisition cost and depreciate these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant, which had been through December 2014 based on asset type. We will continue to use certain areas and equipment of the Paducah GDP for ongoing operations, including shipping and handling, inventory management and site services. In general, these assets are now expected to be useful only through the first or second quarters of 2014 and depreciation has been accelerated prospectively starting in July 2013. Additionally, the carrying value of Paducah assets designated as no longer useful, following the end of enrichment, were immediately retired and expensed in the second quarter of 2013. In total, these asset retirements resulted in a charge to cost of sales of $19.3 million in the second quarter of 2013. As of September 30, 2013, the remaining carrying value of Paducah property, plant and equipment totals $11.4 million and will be depreciated directly to cost of sales in the remaining periods.

Inventory

We have significant inventories of SWU and uranium at the Paducah GDP and these inventories are valued at the lower of cost or market. Market is based on the terms of contracts with customers, and, for any inventories not under contract, market is based primarily on published price indicators at the balance sheet date. We incurred charges for inventory valuation adjustments of $5.0 million in the three months and $15.0 million in the nine months ended September 30, 2013. In the three-month period, a uranium inventory valuation adjustment of $5.0 million was charged to cost of sales to reflect declines in uranium market price indicators. The nine-month period also included the expense of $7.7 million of residual uranium contained in certain cylinders that will be transferred to DOE. We determined that it was currently uneconomic to recover this residual uranium for resale. In addition, certain materials and supplies used in the enrichment process with a book value of $2.3 million were expensed following the termination of enrichment at the end of the second quarter 2013.

Pension Obligations

We have potential pension plan funding obligations under Section 4062(e) of the Employee Retirement Income Security Act (“ERISA”) related to our de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's decontamination and decommissioning (“D&D”) contractor in 2011 and related to the transition of employees in connection with the Paducah GDP transition. We are in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding their assertion that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e).  We are also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. Additional details are provided in “Liquidity and Capital Resources - Defined Benefit Plan Funding.”

We froze benefit accruals under the defined benefit pension plans effective August 5, 2013 for active employees who are not covered by a collective bargaining agreement. Pension benefits will no longer increase for these employees to reflect changes in compensation or credited service. However, these employees will not lose any benefits earned through August 4, 2013, under the pension plans. Also, starting August 5, 2013, these employees impacted by the pension freeze will be eligible to receive enhanced employer matching contributions under the USEC Savings Program (401(k) Plan). USEC's maximum matching contribution for these individuals increased from 4% to 7% of eligible earnings in August.

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

Employees

A summary of our employees by location follows:

	No. of Employees
Location	Sept. 30, 2013	Dec. 31, 2012	Dec. 31, 2011
Paducah, KY	923	1,133	1,194
Piketon, OH	333	311	335
Oak Ridge, TN	170	171	190
Norcross, GA	—	67	68
Bethesda, MD	84	88	98
Total Employees	1,510	1,770	1,885

The United Steelworkers and the Security, Police, Fire Professionals of America represented 497 employees at the Paducah GDP as of September 30, 2013.

As discussed above in “LEU Segment - Workforce Reductions,” on September 30, 2013, our senior management authorized an additional workforce reduction of approximately 90 Paducah employees. This workforce reduction is expected to occur between October 2013 and January 2014.

Contract Services Segment

We currently provide limited services to DOE and its contractors at our Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment formerly included revenue generated by our subsidiary NAC. On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under net income from discontinued operations for the three and nine months ended September 30, 2013 and 2012.

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

Our consolidated balance sheet includes gross receivables from DOE or DOE contractors for contract services work totaling $120.0 million as of September 30, 2013. Of the $120.0 million, $80.8 million represents certified claims submitted to DOE through September 30, 2013. We have submitted the following certified claims to the DOE contracting officer under the Contract Disputes Act (“CDA”) for payment.

Amounts Related to	Date of Claim	Amount of Claim	DOE Response
Periods through December 31, 2009	December 2, 2011	$11.2 million	Denied by DOE contracting officer in letter dated June 1, 2012
Year ended December 31, 2010	February 16, 2012	$9.0 million	Denied by DOE contracting officer in letter dated August 15, 2012
Year ended December 31, 2011	May 8, 2012	$17.8 million	Denied by DOE contracting officer in letter dated August 15, 2012
Pension costs and postretirement benefit cost resulting from the closure of Portsmouth	August 30, 2013	$42.8 million	Pending

Based on the extended timeframe expected to resolve claims for payment filed by USEC under the CDA, these amounts are classified as a long-term receivable of $25.8 million, or $80.8 million net of valuation allowances of $55.0 million, as of September 30, 2013. On May 30, 2013, we appealed the DOE's denial of our three claims for the periods through 2011 to the U.S. Court of Federal Claims.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013 and subsequent to providing additional information, as requested, to DOE, USEC submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. In the third quarter of 2013, we recognized a long-term receivable for this claimed amount along with a full valuation allowance due to our inability to reach a resolution with DOE, the uncertainty of the timing for collection of amounts owed, and the potential of additional amounts owed by DOE. As noted above in “LEU Segment - Pension Obligations,” we have potential pension plan funding obligations under ERISA Section 4062(e) related to our de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's D&D contractor and related to the transition of employees in connection with the Paducah GDP transition.  We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. Additional details are provided in “Liquidity and Capital Resources - Defined Benefit Plan Funding.”

Portsmouth Contract Closeout Costs

Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, related to the Portsmouth site transition are billed to DOE as contract closeout activities occur and are recorded as revenue as amounts are deemed probable of recovery. Our current estimate for additional billable costs is approximately $10 million or more, which includes an estimate to complete outstanding DOE audits within a reasonable period of time. The actual amounts of contract closeout costs are subject to a number of factors and therefore subject to uncertainty including uncertainty concerning the amount of such costs and the amount that may be reimbursable under contracts with DOE. DOE has informally questioned the allocation of certain costs to the closeout of the cold shutdown contract and has withheld provisional payments of some costs until resolution of these issues.

Advanced Technology Costs

USEC is working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. As of September 30, 2013, cumulative project costs totaled $2.5 billion. Historically, costs relating to the American Centrifuge technology were either charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology were charged to expense as incurred and costs relating to the construction and deployment of the ACP were capitalized.

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

Liabilities related to the American Centrifuge project remain on the balance sheet, including accrued asset retirement obligations of $22.6 million and accrued costs of $6.2 million as of September 30, 2013.

Organizational Structure Review

In early 2012, we initiated an internal review of our organizational structure and expect to reduce significantly the size of our workforce and corporate-wide organization costs over time. Workforce reductions in 2012 involved approximately 50 employees at our American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at our central services operations located in Piketon, Ohio and at our headquarters operations located in Bethesda, Maryland, including two senior corporate officers. In 2013, we have implemented an initial workforce reduction of 140 employees at the Paducah GDP, and on September 30, 2013, our senior management authorized an additional workforce reduction of approximately 90 Paducah employees. Additional actions affecting employees to align the organization with our evolving business environment are expected, which could result in additional charges. We continue to evaluate opportunities to streamline corporate overhead and anticipate additional workforce reductions at our Paducah site as our operations transition over time.

Results of Operations – Three and Nine Months Ended September 30, 2013 and 2012

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

The following tables present elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2013	2012	Change	%
LEU segment
Revenue:
SWU revenue	$295.8	$559.5	$(263.7)	(47)%
Uranium revenue	3.8	—	3.8	-
Total	299.6	559.5	(259.9)	(46)%
Cost of sales	330.4	522.8	192.4	37%
Gross profit (loss)	$(30.8)	$36.7	$(67.5)	(184)%

Contract services segment
Revenue	$4.2	$3.5	$0.7	20%
Cost of sales	3.4	3.6	0.2	6%
Gross profit (loss)	$0.8	$(0.1)	$0.9	900%

Total
Revenue	$303.8	$563.0	$(259.2)	(46)%
Cost of sales	333.8	526.4	192.6	37%
Gross profit (loss)	$(30.0)	$36.6	$(66.6)	(182)%

	Nine Months Ended September 30,
	2013	2012	Change	%
LEU segment
Revenue:
SWU revenue	$853.4	$1,444.6	$(591.2)	(41)%
Uranium revenue	45.3	3.6	41.7	1,158%
Total	898.7	1,448.2	(549.5)	(38)%
Cost of sales	962.4	1,364.4	402.0	29%
Gross profit (loss)	$(63.7)	$83.8	$(147.5)	(176)%

Contract services segment
Revenue	$10.3	$10.6	$(0.3)	(3)%
Cost of sales	10.2	10.9	0.7	6%
Gross profit (loss)	$0.1	$(0.3)	$0.4	133%

Total
Revenue	$909.0	$1,458.8	$(549.8)	(38)%
Cost of sales	972.6	1,375.3	402.7	29%
Gross profit (loss)	$(63.6)	$83.5	$(147.1)	(176)%

Revenue

Revenue from the LEU segment declined $259.9 million in the three months and $549.5 million in the nine months ended September 30, 2013 compared to the corresponding periods in 2012. The volume of SWU sales declined 47% in the three-month period and 43% in the nine-month period reflecting the variability in timing of utility customer orders and the expected decline in SWU deliveries in 2013 compared to 2012. The average price billed to customers for sales of SWU declined 1% in the three-month period and increased 3% in the nine-month period reflecting the particular contracts under which SWU were sold during the periods.

Revenue from the sale of uranium was $45.3 million in the nine-month period of 2013 compared with $3.6 million in the corresponding period of 2012, reflecting the timing of uranium sales.

Revenue from the contract services segment increased $0.7 million in the three months ended September 30, 2013, compared to the corresponding period in 2012, reflecting a partial payment from DOE and the reversal of related reserves. Revenue from the contract services segment declined $0.3 million in the nine-month period, compared to the corresponding period in 2012, reflecting reserves of revenue of $0.9 million primarily in the first quarter of 2013 pending resolution of cost allocations related to the closeout of the Portsmouth cold shutdown contract, partially offset by the reversal of $0.7 million of reserves in the third period of 2013.

Cost of Sales

Cost of sales for the LEU segment declined $192.4 million in the three months ended September 30, 2013, compared to the corresponding period in 2012, due to lower SWU sales volumes partially offset by higher non-production expenses and higher SWU unit costs. Cost of sales per SWU excluding non-production expenses increased 1% in the three months ended September 30, 2013 compared to the corresponding period in 2012. Cost of sales for SWU and uranium and non-production expenses for the three-month periods are detailed in the following table (dollar amounts in millions):

	Three Months Ended September 30,
	2013	2012	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$282.7	$516.7	$234.0	45%
Non-production expenses	47.7	6.1	(41.6)	(682)%
Total	$330.4	$522.8	$192.4	37%

Cost of sales for the LEU segment declined $402.0 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012, due to lower SWU sales volumes partially offset by higher non-production expenses, higher SWU unit costs and higher uranium sales in the current period. Cost of sales for SWU and uranium and non-production expenses for the nine-month periods are detailed in the following table (dollar amounts in millions):

	Nine Months Ended September 30,
	2013	2012	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$839.0	$1,351.7	$512.7	38%
Non-production expenses	123.4	12.7	(110.7)	(872)%
Total	$962.4	$1,364.4	$402.0	29%

Cost of sales per SWU excluding non-production expenses was 2% higher in the nine months ended September 30, 2013 compared to the corresponding period in 2012. Under our monthly moving average cost method, changes in purchase costs and historically changes in production costs have an effect on inventory costs and cost of sales over current and future periods. Enrichment at the Paducah GDP ceased after May 2013. Although unit production costs in the first half of 2013 prior to enrichment cessation declined 5% compared to the corresponding period in 2012, the SWU unit cost for the nine-month period was negatively impacted by the carryforward effect of higher production costs from prior years. In addition, purchase costs for the SWU component of LEU from Russia increased $79.3 million in the nine months ended September 30, 2013 compared to the corresponding period in 2012 due to the commencement of purchases under the new 10-year Russian Supply Agreement and due to a 6% increase in the purchase cost per SWU under the Russian Contract compared to the corresponding period in 2012.

As we accelerated the expected productive life of plant assets and ceased enrichment at the Paducah GDP following completion of the one-year depleted uranium enrichment program in May 2013, we have incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $47.7 million and $123.4 million in the three and nine months ended September 30, 2013, and $6.1 million and $12.7 million in the three and nine months ended September 30, 2012, as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $37.4 million in the three months and $63.8 million in the nine months ended September 30, 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure.

Prior to the start of 2012, a significant portion of retiree benefit costs were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing retiree benefit costs related to our former Portsmouth employees are charged to cost of sales of the LEU segment rather than the contract services segment based on our continuing operations that support our active and retired employees. Non-production expenses of $3.3 million and $9.9 million in the three and nine months ended September 30, 2012, respectively, relate to Portsmouth retiree benefit costs;

-
Accelerated asset charges of $5.3 million and $13.5 million in the three and nine months ended September 30, 2013, respectively, and $2.8 million in the three and nine months ended September 30, 2012. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013. In general, these assets, depending on their continuing economic life, are now expected to be useful only through the first or second quarters of 2014;

-
Inventory valuation adjustments of $5.0 million in the three months and $15.0 million in the nine months ended September 30, 2013. Inventories of SWU and uranium are valued at lower of cost or market. In the three-month period, a uranium inventory valuation adjustment of $5.0 million was charged to cost of sales to reflect declines in uranium market price indicators. The nine-month period also included the expense of $7.7 million of residual uranium contained in certain cylinders that will be transferred to DOE. We determined that it was currently uneconomic to recover this residual uranium for resale. In addition, certain materials and supplies used in the enrichment process with a book value of $2.3 million were expensed following the termination of enrichment at the end of the second quarter 2013;

-	Asset retirement charges of $19.3 million in the nine months ended September 30, 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP;

-
Power contract losses of $11.8 million in the nine months ended September 30, 2013. In anticipation of a potential short-term extension of uranium enrichment at the Paducah GDP, we purchased approximately 700 megawatts of power for the period from June 1 through September 30, 2013 from several power providers. Due to falling prices in power markets following the purchase of this power, as part of agreements to unwind these purchases, we incurred expenses of approximately $11.8 million.

Cost of sales for the contract services segment declined $0.2 million (or 6%) in the three months and $0.7 million (or 6%) in the nine months ended September 30, 2013, compared to the corresponding periods in 2012.

Gross Profit (Loss)

Gross profit declined $66.6 million in the three months and $147.1 million in the nine months ended September 30, 2013, compared to the corresponding periods in 2012. Our margin was (9.9%) in the three months ended September 30, 2013 compared to 6.5% in the corresponding period in 2012, and (7.0%) in the nine months ended September 30, 2013 compared to 5.7% in the corresponding period in 2012.

Gross profit for the LEU segment declined $67.5 million in the three-month period and $147.5 million in the nine-month period primarily due to increases in non-production expenses and lower SWU sales volume.

Gross profit from the contract services segment increased $0.9 million in the three months ended September 30, 2013, compared to the corresponding period in 2012, reflecting a partial payment from DOE and the reversal of $0.7 million of related reserves. Gross profit from the contract services segment increased $0.4 million in the nine-month period reflecting the reversal of $0.7 million of reserves in the third period of 2013 and a decline in costs incurred, partially offset by reserves of revenue of $0.9 million primarily in the first quarter of 2013 pending resolution of cost allocations related to the closeout of the cold shutdown contract.

Non-Segment Information

The following tables present elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2013	2012	Change	%
Gross profit (loss)	$(30.0)	$36.6	$(66.6)	(182)%
Advanced technology costs	44.5	44.9	0.4	1%
Selling, general and administrative	11.2	11.3	0.1	1%
Special charges for workforce reductions and advisory costs	3.5	1.5	(2.0)	(133)%
Other (income)	(35.9)	(34.6)	1.3	4%
Operating income (loss)	(53.3)	13.5	(66.8)	(495)%
Interest expense	9.5	12.3	2.8	23%
Interest (income)	—	(0.2)	(0.2)	(100)%
Income (loss) from continuing operations before income taxes	(62.8)	1.4	(64.2)	(4,586)%
Provision (benefit) for income taxes	(18.5)	(3.6)	14.9	414%
Net income (loss) from continuing operations	(44.3)	5.0	(49.3)	(986)%
Net income (loss) from discontinued operations	—	(0.5)	0.5	100%
Net income (loss)	$(44.3)	$4.5	$(48.8)	(1,084)%

	Nine Months Ended September 30,
	2013	2012	Change	%
Gross profit (loss)	$(63.6)	$83.5	$(147.1)	(176)%
Advanced technology costs	150.0	167.0	17.0	10%
Selling, general and administrative	36.0	38.1	2.1	6%
Special charges for workforce reductions and advisory costs	9.6	11.1	1.5	14%
Other (income)	(124.2)	(44.6)	79.6	178%
Operating (loss)	(135.0)	(88.1)	(46.9)	(53)%
Interest expense	32.1	37.7	5.6	15%
Interest (income)	(0.4)	(0.4)	—	-
(Loss) from continuing operations before income taxes	(166.7)	(125.4)	(41.3)	(33)%
Provision (benefit) for income taxes	(57.8)	(9.0)	48.8	542%
Net (loss) from continuing operations	(108.9)	(116.4)	7.5	6%
Net income from discontinued operations	21.7	0.1	21.6	-
Net (loss)	$(87.2)	$(116.3)	$29.1	25%

Advanced Technology Costs

Advanced technology costs declined $17.0 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012, reflecting an expense in the second quarter of 2012 of $44.6 million related to the title transfer of previously capitalized American Centrifuge machinery and equipment to DOE as provided in the cooperative agreement entered into with DOE for the RD&D program, partially offset with an increase in development activity in connection with the RD&D program. The RD&D program schedule runs from June 1, 2012 through December 31, 2013.

Selling, General and Administrative

Selling, general and administrative expenses declined $2.1 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012, reflecting a $3.2 million decline in salary and other compensation costs resulting from reduced staffing levels, partially offset by an increase of $1.2 million in consulting costs.

Special Charges for Workforce Reductions and Advisory Costs

Workforce reductions resulted in charges for one-time termination benefits consisting primarily of estimated severances of $1.5 million and $3.6 million in the three and nine months ended September 30, 2013, respectively. Following the cessation of enrichment at the Paducah GDP in the second quarter of 2013, we initiated an initial workforce reduction of 140 employees that was substantially completed in August 2013. Associated year-to-date charges of $2.0 million are net of $0.7 million of severance paid by us and invoiced to DOE. On September 30, 2013, our senior management authorized an additional workforce reduction of approximately 90 Paducah employees. This workforce reduction is expected to occur between October 2013 and January 2014. We have accrued a special charge associated with this expected workforce reduction of $1.6 million in the three months ended September 30, 2013.

Actions taken in the prior year resulted in charges of $0.4 million and $4.0 million in the three and nine months ended September 30, 2012, respectively, for one-time termination benefits for affected employees at our American Centrifuge design and engineering operations in Oak Ridge, Tennessee, our headquarters operations located in Bethesda, Maryland, and our central services operations located in Piketon, Ohio.

In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support this review. We are also engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet. Costs for these advisors totaled $2.0 million and $6.7 million in the three months and nine months ended September 30, 2013, compared to $1.1 million and $7.1 million in the corresponding periods of 2012. During the fourth quarter, we engaged additional advisory support to assist with a possible restructuring of our balance sheet.

We froze benefit accruals under our defined benefit pension plans, effective August 5, 2013, for active employees who are not covered by a collective bargaining agreement. Unamortized prior service costs related to those pension plan participants were accelerated and a plan re-measurement was conducted. The result was a curtailment gain of $0.7 million recorded in the second quarter of 2013 to special charges.

Other (Income)

DOE and USEC provide pro-rata cost sharing support for continued American Centrifuge activities under our June 2012 cooperative agreement, as amended. DOE’s pro-rata share of 80% of qualifying American Centrifuge expenditures is recognized as other income, totaling $35.8 million in the three months and $124.1 million in the nine months ended September 30, 2013, compared to $34.6 million and $44.6 million in the corresponding periods in 2012.

Interest Expense

Interest expense declined $2.8 million in the three months and $5.6 million in the nine months ended September 30, 2013, compared to the corresponding periods in 2012, primarily due to lower debt resulting from the repayment of the term loan in connection with the March 2013 amendment to the credit facility.

Provision (Benefit) for Income Taxes

The income tax benefit from continuing operations was $18.5 million in the three months and $57.8 million in the nine months ended September 30, 2013. The income tax benefit from continuing operations was $3.6 million in the three months and $9.0 million in the nine months ended September 30, 2012. Included in the income tax benefit were reversals of previously accrued amounts associated with liabilities for unrecognized benefits of $0.7 million for the nine months ended September 30, 2013 and $0.8 million for the corresponding period in 2012.

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

The income tax expense on all items other than continuing operations is recorded discretely based on year-to-date amounts. The difference in calculating the income tax expense and income tax benefit of $14.9 million is an interim timing difference recorded on the balance sheet in current liabilities that will reverse by year end when full-year results are presented.

Net Income (Loss) from Continuing Operations

Net income from continuing operations declined $49.3 million ($10.06 per share) in the three months ended September 30, 2013, compared to the corresponding period in 2012, resulting in a net loss from continuing operations in the current period. The decline reflects the after-tax effect of lower gross profits. In the nine-month period, the net loss from continuing operations was reduced by $7.5 million ($1.53 per share) as lower gross profits were offset by an increase in other income representing DOE’s pro-rata cost sharing support for the RD&D program. Net income (loss) per share was adjusted for all periods presented to reflect the 1-for-25 reverse stock split effectuated on July 1, 2013.

Net Income (Loss) from Discontinued Operations

On March 15, 2013, USEC sold its NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under net income from discontinued operations for the three and nine months ended September 30, 2013 and 2012. Included in the nine months ended September 30, 2013 is our gain of $35.6 million, representing the cash proceeds from the sale less the net carrying amount of NAC assets and liabilities of $5.5 million and transaction costs of $2.1 million.

Net Income (Loss)

Net income declined $48.8 million ($9.96 per share) in the three months ended September 30, 2013, compared to the corresponding period in 2012, resulting in a net loss in the current period. The decline reflects the after-tax effect of lower gross profits. In the nine-month period, our net loss was reduced by $29.1 million ($5.94 per share) as lower gross profits were offset by the after-tax effect of the gain on the sale of our NAC subsidiary in the first quarter of 2013 and an increase in other income representing DOE’s pro-rata cost sharing support for the RD&D program. Net income (loss) per share was adjusted for all periods presented to reflect the 1-for-25 reverse stock split effectuated on July 1, 2013.

2013 Outlook Update

Due to the uncertainties inherent in USEC's period of transition from enrichment at the Paducah plant, the end of the Megatons to Megawatts program and the incremental nature of funding for the RD&D program, we continue to limit our guidance for USEC's financial results and operating metrics for 2013. We expect the average SWU price billed to customers in 2013 to increase by 2% but the volume of deliveries to be approximately 35% lower than in 2012, resulting in SWU revenue of approximately $1.25 billion. Revenue from sale of uranium is expected to be approximately $70 million. Non-production expenses related to the cessation of enrichment at the Paducah plant are expected to result in a net loss for 2013.

Following the cessation of enrichment at the Paducah plant, USEC laid off employees and additional reductions in employees are expected into 2014. This has resulted in special charges for termination-related benefits and additional charges are expected in the fourth quarter of 2013. Also below the gross profit line, we expect selling, general and administrative expenses of less than $50 million for 2013.

We are in the midst of an RD&D program that has an 80% DOE and 20% USEC cost share. Federal funding for the program has been incremental and subject to Congressional action. DOE provided funding in July that was expected to fund the RD&D program through September 30, 2013. Careful financial management allowed the program to continue through October 2013 during the government shutdown. On October 25, 2013, USEC and DOE entered into an amendment to the cooperative agreement for an additional $13.6 million in government funding for the funding period November 2 to December 31, 2013, bringing total government obligated funding to $241.3 million. Although this funding is not sufficient to fund the RD&D program through December 2013, the October 2013 amendment stated that there is an expectation that DOE would provide additional funding for the RD&D program for the funding period ending December 31, 2013. USEC believes that the level of funding for the RD&D program appropriated by the recently enacted government fiscal year 2014 continuing appropriations act, if provided by DOE, will be sufficient to fund the RD&D program through December 31, 2013 and achieve the remaining program technical milestones. Advanced technology expense is expected to total $200 million for 2013, with 80% of that amount reimbursed by DOE and reported as Other Income.

USEC expects to report full year cash flow from operations of approximately $50 million. We expect to end the year with a cash balance of more than $250 million. Consistent with prior years, our payments to Russia in the first quarter of 2014 are expected to exceed our cash receipts from customers in that quarter, putting pressure on our liquidity in mid-2014 until deliveries to customers under our backlog occur later in the year. Additional factors could also put increasing pressure on our liquidity during 2014 as described under “ - Liquidity and Capital Resources.”

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

•
Potential severance costs and contractual termination penalties and other related costs related to a potential demobilization or termination of the American Centrifuge project if additional government support is not obtained.

Liquidity and Capital Resources

Although we expect to end 2013 with a cash balance exceeding $250 million, our prospects for adequate liquidity in 2014 are uncertain. Our liquidity is dependent on a number of factors, including (i) our operating needs; (ii) the level of expenditures for the American Centrifuge project, including the availability of any additional government funding of the American Centrifuge project after the conclusion of the research, development and demonstration ("RD&D") program, which is scheduled to be completed by December 31, 2013, and the potential demobilization or termination costs if post-RD&D funding is not available or if we determine there is no longer a viable path to commercialization of the American Centrifuge project; (iii) the amount and timing of transition expenses for the Paducah gaseous diffusion plant ("GDP") and our ability to reach an acceptable agreement with DOE for the transition; and (iv) our ability to restructure our $530.0 million of convertible senior notes that mature on October 1, 2014, all of which impact our liquidity.

Consistent with prior years, our payments to Russia for SWU in the first quarter of 2014 are expected to exceed our cash receipts from customers in that quarter, putting pressure on our liquidity in mid-2014 until deliveries to customers under our backlog occur later in the year. Our $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Our working capital requirements are substantially reduced as a result of the conclusion of our contract with Russia (the "Russian Contract") under the 20-year Megatons-to-Megawatts program that ends in 2013 and the cessation of enrichment at the Paducah GDP as of May 31, 2013. Purchase quantities under the new 10-year commercial agreement with Russia (the "Russian Supply Agreement") will be about half the level under the Russian Contract unless the parties exercise a mutual option to increase such purchases. We intend to work with customers to modify delivery schedules to provide sufficient liquidity and working capital for our operating needs. However, the timing of customer deliveries, including Japanese customers who are affected by the prolonged outage of Japanese reactors, could create risks to USEC’s liquidity. Our ability to manage unanticipated expenses or delays in customer orders or payments is reduced without a credit facility, which could adversely affect our liquidity.

We will be a significantly smaller company with lower revenues as we transition from having two sources of supply that provided approximately 10 to 12 million SWU per year to making sales from our existing inventory, from future purchases of LEU from Russia at lower quantities and from other potential sources of supply. We ceased enrichment at the Paducah GDP at the end of May 2013 and we are working to transition the site back to DOE as described above under “LEU Segment - Paducah GDP Transition.” As described below under “Defined Benefit Plan Funding”, we are in discussions with the PBGC regarding the impact of our de-lease of the former Portsmouth GDP and future de-lease of the Paducah GDP and related transition of employees on our defined benefit plan funding obligations.

Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and purchases of Russian LEU. We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. Since 2006, we have included in our SWU contracts pricing indices that are intended to correlate with our sources for enrichment supply. Although sales prices under many of these SWU contracts are adjusted in part based on changes in market prices for SWU and electric power, the impact of market volatility in these indices is generally mitigated through the use of market price averages over time.

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

We continue to fund our 20% cost share of the RD&D program and expect cumulative spending for the RD&D program for the period June 1, 2012 through December 31, 2013 to be approximately $320 million. DOE’s 80% cost share contribution is incrementally funded and DOE has provided funding of $241.3 million. Although this funding is not sufficient to fund the RD&D program through December 2013, the most recent amendment to the cooperative agreement in October 2013, which provided $13.6 million of additional government funding, states that there is an expectation that DOE would provide additional funding for the RD&D program for the funding period ending December 31, 2013. The government fiscal year 2014 continuing appropriations resolution passed by Congress and signed by the President on October 16, 2013 provided for continued funding for the U.S. government from October 1, 2013 through January 15, 2014. This resolution continued funding for the RD&D program at the government fiscal year 2013 annual rate of $110 million, less any automatic spending cuts applied to U.S. government spending. We believe that this level of funding, if provided, will be sufficient to fund the RD&D program through December 31, 2013 and achieve the remaining technical milestones. There is no assurance that additional funding will be made available. DOE’s remaining cost share is conditioned upon our continuing to meet all milestones and deliverables on schedule, our continuing to demonstrate to DOE’s satisfaction its ability to meet future milestones, and the availability of such government funding.

The economics of the project are severely challenged by the current supply/demand imbalance in the market for low enriched uranium and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices we do not believe that our plans for commercialization of the American Centrifuge project are economically viable without additional government support. In addition, we do not currently have any funding in place for the project following the completion of the current RD&D program in December 2013 and anticipate that funding will be needed for the project for the period from completion of the RD&D program until the receipt of financing for commercial deployment. The amount of any such funding would depend on the level of operations, manufacturing and other project infrastructure that is to be maintained in order to support a potential future ramp up to commercialization as well as the length of time until financing could be obtained for the plant. We are evaluating and pursuing the feasibility of alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology, including the availability of additional government support and have initiated discussions with DOE regarding the project’s need for this support. However, we have no assurance that we will be successful in achieving any of these measures or the timing thereof. In light of our liquidity, we do not have the ability to continue to fund the American Centrifuge project at its current levels beyond the end of 2013 without additional government support and even with this support our ability to provide funding in 2014 will be limited. In addition, we could demobilize or terminate the American Centrifuge project if we determine that there is no longer a viable path to its commercialization. Therefore, we continue to evaluate our options concerning the American Centrifuge project, including our ability to continue the project prior to or upon completion of the RD&D program, further demobilization of or delays in the commercial deployment of the project, and termination of the project. We could make a decision to demobilize or terminate the project in the near term, which would result in severance costs, contractual commitments, contractual termination penalties and other related costs described under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Our View of the Business Today,” which would impose additional demands on our liquidity. In addition, actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity and could cause us to file for bankruptcy protection. Additional information is provided in Part II, Item 1A, Risk Factors of this report and Part I, Items 1 and 2, “Business and Properties - The American Centrifuge Plant - Potential Project Demobilization” of USEC's 2012 annual report on Form 10-K.

If we are able to obtain the additional government support needed to proceed with commercialization of the American Centrifuge project, we expect to need at least $4 billion of capital in order to commercially deploy the American Centrifuge Plant ("ACP"). While a portion of that capital could include cash generated by the project during startup and additional capital contributions from USEC, the majority of the capital will need to come from third parties. We have applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, and we have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee.  We anticipate that under such a financing plan the potential remaining sources for capital could include cash generated by the project during startup, our available cash flow from operations and additional third-party capital. We would expect that the additional third-party capital would be raised at the project level, including through the issuance of additional equity participation in the project. We are uncertain regarding the amount of internally generated cash flow from operations that we will have available to fund the project in light of the delays in deployment of the project, reduced cash flow from operations as a result of ceasing enrichment at the Paducah GDP and potential requirements for our internally generated cash flow to satisfy our pension and postretirement benefit and other obligations. The amount of capital that we would be able to contribute to the project going forward would also impact our share of the ultimate ownership of the project, which would likely be reduced as a result of raising equity and other capital to deploy the project. However, in order to successfully raise this capital, we need to demonstrate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which as described above is not supported by current enrichment market conditions without additional government support.

Our $530 million of convertible senior notes mature on October 1, 2014 and we will need to restructure this debt before its maturity date. In light of the significant transition of our business and the uncertainties and challenges facing us and in order to address the convertible notes maturity and improve our credit profile and our ability to successfully finance and deploy the American Centrifuge project and to maximize our participation in such project, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, we continue to believe that the deployment of the American Centrifuge project represents our clearest path to a long-term, direct source of domestic enrichment production, and therefore the long-term viability of our LEU business. We believe that a restructuring could improve the likelihood of success in the deployment of the American Centrifuge project. A restructuring of our balance sheet would be expected to adversely affect the holders of our common stock through dilution or loss in value.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or that a restructuring of our balance sheet will lead to our obtaining financing for the American Centrifuge Plant.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$(104.6)	$180.5
Net Cash Provided by Investing Activities	25.7	95.8
Net Cash (Used in) Financing Activities	(85.6)	(10.6)
Net Increase (Decrease) in Cash and Cash Equivalents	$(164.5)	$265.7

Operating Activities

The loss from continuing operations before income taxes of $166.7 million in the nine months ended September 30, 2013, net of non-cash charges including depreciation, amortization and asset retirements, was a use of cash flow. As previously reported and beginning with the fourth quarter of 2011, all American Centrifuge project costs incurred have been expensed as part of our operating activities. An increase in our net inventory balances of $72.7 million, primarily from the timing of sales, was a use of cash flow in the nine-month period, and was offset by an increase in the Russian Contract payables balance of $115.0 million, due to the timing of deliveries.

Our LEU segment provided positive cash flow in the nine months ended September 30, 2012 based on the timing of customer orders and deliveries. Inventories declined $271.1 million in the nine-month period in 2012 due to monetization of inventory produced in the prior year. The loss from continuing operations before income taxes of $125.4 million in the nine-month period in 2012, net of non-cash charges including depreciation and amortization, and the expense associated with the title transfer of previously capitalized American Centrifuge machinery and equipment to DOE as provided in the June 2012 cooperative agreement with DOE for the RD&D program, was a use of cash flow. The loss includes American Centrifuge project costs that are being expensed.

Investing Activities

Cash collateral deposits increased a net $17.5 million during the nine months ended September 30, 2013. Our level of cash collateral supporting financial assurance and our ability to secure additional financial assurance are subject to a surety bond provider’s view of our creditworthiness. Our surety bonds related to D&D and stored wastes are now fully cash collateralized beginning in the third quarter of 2013. Cash proceeds on the sale of NAC of $43.2 million were received in the nine months ended September 30, 2013.

In the nine month-period of 2012, cash collateral deposits of $99.6 million were returned to us following the transfer of quantities of our depleted uranium to DOE in exchange for the SWU component of LEU under a March

2012 agreement with DOE and following the transfer of quantities of our depleted uranium to DOE as part of the funding of the RD&D program under the June 2012 cooperative agreement with DOE.

Financing Activities

Payments on the credit facility term loan, including the repayment of the term loan in connection with the March 2013 credit facility amendment, totaled $83.2 million in the nine months ended September 30, 2013.

Adjusted for the 1-for-25 reverse stock split effective July 1, 2013, there were 5.0 million shares of common stock outstanding at September 30, 2013 and December 31, 2012.

Working Capital

	September 30, 2013	December 31, 2012
	(millions)
Cash and cash equivalents	$128.4	$292.9
Accounts receivable, net	158.7	134.8
Inventories, net	700.9	643.2
Credit facility term loan, current	—	(83.2)
Convertible preferred stock	(110.4)	(100.5)
Other current assets and liabilities, net	(450.6)	(345.1)
Working capital	$427.0	$542.1

Our convertible senior notes of $530 million mature on October 1, 2014, and, as such, are classified as a long-term liability as of the September 30, 2013 reporting date.

Defined Benefit Plan Funding

We expect to contribute $24.1 million to the defined benefit pension plans in 2013, including $20.9 million of required contributions under ERISA and $2.5 million to non-qualified plans. We have contributed $16.2 million in the nine months ended September 30, 2013. There is no required contribution for the postretirement health and life benefit plans under ERISA and we do not expect to contribute in 2013. We receive federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

In addition, we are in discussions with PBGC regarding the impact of our de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's D&D contractor on September 30, 2011. We are also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer's employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, PBGC has the right to require the employer to place an amount in escrow or furnish a bond to PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. PBGC could also elect not to require any further action by the employer. PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. The PBGC has also informally advised us that the Paducah de-lease will be a cessation of operations when the 20% requirement is met and would also trigger liability under ERISA Section 4062(e). We have informed PBGC that we do not agree that either de-lease and transition of employees constitute a cessation of operations that would trigger liability under ERISA Section 4062(e). We also dispute the amount of their preliminary calculation of the potential ERISA Section 4062(e) liability related to the Portsmouth transition. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. We have not reached a resolution with PBGC and we have no assurance that PBGC will agree with our position or reach a consensual resolution and will not pursue a requirement for us to establish an escrow or furnish a bond.

Given the significant number of employees at Paducah, the amount of any potential liability related to transition actions and a future de-lease at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million. In addition, a demobilization or termination of the American Centrifuge project could raise doubt about the long-term viability of our enrichment business and the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with actions related to the transition of the Paducah GDP, create potential liabilities under ERISA Section 4062(e).

Capital Structure and Financial Resources

At September 30, 2013, our debt consisted of $530.0 million in 3.0% convertible senior notes due October 1, 2014. The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. As described above, we are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet which, among other things, if successful would be expected to address this convertible notes maturity.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or the impact of any restructuring on our convertible senior notes.  In the event that we are not able to restructure the convertible notes prior to maturity, we also have no assurance that we would be able to refinance the convertible notes at maturity on terms acceptable to us or at all in light of our financial condition, credit rating, and anticipated available future cash flow from operations.  Refer to Part I, Item 1A, Risk Factors, of the 2012 annual report on Form 10-K, “Our $530.0 million of convertible senior notes mature on October 1, 2014.  Although we may seek to restructure or refinance this obligation prior to maturity, we may not be successful, and we would likely be unable to repay the notes at maturity, which would adversely affect our liquidity and prospects.”

Holders of our convertible notes have the right to require the Company to repurchase such notes for cash if our common stock is no longer listed for trading on the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market. We are working to ensure that our common stock remains listed on the NYSE, however, we have no assurance that we will remain listed. See “NYSE Listing Standards Notices” below and Part II, Item 1A, Risk Factors, of this report, “Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our $530 million of convertible notes for cash, which we would not have adequate cash to do.”

Our $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Letters of credit as of September 30, 2013 remain outstanding until their maturity. Utilization of the credit facility at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012
	(millions)
Borrowings under the revolving credit facility	$—	$—
Term loan	—	83.2
Letters of credit	1.6	14.7
Available credit	—	87.1

NYSE Listing Standards Notices

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE's continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company's common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  On July 1, 2013, we effectuated a reverse stock split in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in our closing share price exceeding $1.00 per share and remaining above that level, and the condition has now been cured.

On April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization had caused us to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, we submitted a plan advising the NYSE of definitive action we have taken, or are taking, that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted our plan of compliance and our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. Our plan outlines initiatives we must execute by quarter. These initiatives include the successful completion of American Centrifuge Plant development milestones, the commercialization of the American Centrifuge project, as well as the successful execution of our Russian Supply Agreement and our potential balance sheet restructuring.  The NYSE has notified us that if we do not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

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

Under the terms of our convertible notes, a "fundamental change" is triggered if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require us to repurchase the notes at par for cash. We have no assurance that we would be eligible for listing on an alternate exchange in light of our market capitalization, stockholders' deficit and net losses. Our receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change. In the event a fundamental change under the convertible notes is triggered, we do not have adequate cash to repurchase the notes. A failure by us to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes. Accordingly, the exercise of remedies by holders of our convertible notes or the trustee for the notes as a result of a delisting would have a material adverse effect on our liquidity and financial condition.

Financial Assurance

The NRC requires that we guarantee the disposition of our stored wastes with financial assurance. We also provide financial assurance for the ultimate decontamination and decommissioning (“D&D”) of the American Centrifuge facilities to meet NRC and DOE requirements. The amount of financial assurance needed for D&D of the American Centrifuge Plant is dependent on construction progress and decommissioning cost projections. Surety bonds for the disposition of stored wastes and for D&D are collateralized by interest earning cash deposits included in other long-term assets.

A summary of financial assurance and related cash collateral follows (in millions):

	September 30, 2013	December 31, 2012

Decontamination and decommissioning of American Centrifuge	$29.4	$23.0
Stored wastes	10.4	13.2
Other financial assurance	5.7	17.5
Total financial assurance	$45.5	$53.7
Letters of credit	1.6	14.7
Surety bonds	43.9	39.0

Cash collateral deposit for surety bonds	$39.8	$22.3

Our level of cash collateral supporting financial assurance and our ability to secure additional financial assurance are subject to a surety bond provider’s view of our creditworthiness. Issuers of the surety bonds have the ability, under certain circumstances, to request additional collateral or to cancel the surety bond, which would adversely affect our liquidity. An example of a circumstance that could give a surety bond provider the right to request additional collateral or to cancel the surety bond is a decision to demobilize the American Centrifuge project that results in a deterioration in our financial condition. If additional collateral is requested, we may not be able to provide that collateral, which could result in a cancellation of the surety bond. We might not be able to replace any surety bonds that are cancelled on satisfactory terms or at all. Our surety bonds related to D&D and stored wastes are now fully cash collateralized beginning in the third quarter of 2013.

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2012 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at September 30, 2013 or December 31, 2012.

New Accounting Standards Not Yet Implemented

Reference is made to “New Accounting Standards” in Note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2013, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At September 30, 2013, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million. The fair value of the convertible notes, based on the trading price as of September 30, 2013, was $140.5 million.

The estimated fair value of our convertible preferred stock at September 30, 2013, including accrued paid-in-kind dividends declared payable October 1, 2013, was equal to the redemption value of $1,000 per share or $110.4 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2011, a complaint was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against USEC by a former Portsmouth GDP employee claiming that USEC owes severance benefits to him and other similarly situated employees that have transitioned or will transition to the DOE D&D contractor. The plaintiff amended its complaint on August 31, 2011 and February 10, 2012, among other things, to limit the purported class of similarly situated employees to salaried employees at the Portsmouth site who transitioned to the D&D contractor and are allegedly eligible for or owed benefits. On October 11, 2012, the United States District Court granted USEC’s motion to dismiss the complaint and dismissed Plaintiffs’ motion for class certification as moot. The Plaintiffs filed an appeal on January 18, 2013. On July 19, 2013, the U.S. Court of Appeals for the Sixth Circuit upheld the District Court decision and dismissed the Plaintiffs' appeal. The Plaintiffs have no further rights to appeal. USEC had not accrued any amounts for this matter.

On May 30, 2013, USEC filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for three claims totaling $38.0 million.  The claims all relate to work USEC performed under contract with DOE during the period 2003 through 2011.  The claims for payment were denied by the DOE contracting officer under the Contract Disputes Act.  The claims include (1) a claim for $11.2 million for periods through December 31, 2009 that was denied by the DOE contracting officer by letter dated June 1, 2012, (2) a claim for $9.0 million for the year ended December 31, 2010 that was denied by the DOE contracting officer by letter dated August 15, 2012, and (3) a claim for $17.8 million for the year ended December 31, 2011 that was denied by the DOE contracting officer by letter dated August 15, 2012.  USEC believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contract Services Segment - Contract Services Receivables.”

Item 1A.  Risk Factors

Investors should carefully consider the updated risk factors below and the other risk factors in Part I, Item 1A of our 2012 Annual Report on Form 10-K, in addition to the other information in our Annual Report and this Quarterly Report on Form 10-Q.

Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our $530 million of convertible notes for cash, which we would not have adequate cash to do.

On May 8, 2012, we received notice from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock was below the NYSE's continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company's common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  On July 1, 2013, we effectuated a reverse stock split in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in our closing share price exceeding $1.00 per share and remaining above that level, and the condition has now been cured.

On April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization has caused us to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, we submitted a plan advising the NYSE of definitive action we have taken, or are taking, that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted our plan of compliance and our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC's progress with respect to its plan. Our plan outlines initiatives we must execute by quarter. These initiatives include the successful completion of American Centrifuge Plant development milestones, the commercialization of the American Centrifuge project, as well as the successful execution of our Russian Supply Agreement and our potential balance sheet restructuring. We may not be successful in these initiatives or in executing the plan to the NYSE's satisfaction. The NYSE has notified us that if we do not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

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

A delisting of our common stock by the NYSE and the failure of our common stock to be listed on another national exchange could have significant adverse consequences. A delisting would likely have a negative effect on the price of our common stock and would impair stockholders' ability to sell or purchase our common stock. As of September 30, 2013, we had $530 million of convertible notes outstanding. Under the terms of our convertible notes, a "fundamental change" is triggered if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. We have no assurance that we would be eligible for listing on an alternate exchange in light of our market capitalization, stockholders' deficit and net losses. Our receipt of a NYSE continued listing standards notification described above did not trigger a fundamental change. In the event a fundamental change under the convertible notes is triggered, we do not have adequate cash to repurchase the notes. A failure by us to offer to repurchase the notes or to repurchase the notes after the occurrence of a fundamental change is an event of default under the indenture governing the notes. Accordingly, the exercise of remedies by holders of our convertible notes or the trustee of the notes as a result of a delisting would have a material adverse effect on our liquidity and financial condition and could require us to file for bankruptcy protection.

The cessation of enrichment at the Paducah GDP could result in significant transition costs and other adverse impacts that could have a material adverse effect on our liquidity, business and prospects.

We ceased enrichment at the Paducah gaseous diffusion plant ("GDP") at the end of May 2013 and are working to reach an agreement with the U.S. Department of Energy ("DOE") regarding the transition of the Paducah GDP and de-lease of the site back to DOE. The cessation of enrichment at the Paducah GDP could have a material adverse effect on our business and prospects. Under the lease, DOE has the obligation for decontamination and decommissioning of the Paducah plant. Nevertheless, we could incur significant costs in connection with the Paducah transition that would put demands on our liquidity and negatively impact our results of operations, including:

•
Site expenses, including lease turnover activities.  We expect to incur significant costs in connection with the return of leased facilities to DOE.  Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, were $37.4 million in the three months and $63.8 million in the nine months ended September 30, 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure. As of September 30, 2013, we have accrued current liabilities for lease turnover costs related to the Paducah GDP totaling approximately $32.2 million. Lease turnover costs are costs incurred in returning the GDP to DOE in accordance with the lease, including removing nuclear material as required and removing USEC-generated waste. Our actual lease turnover costs could be greater than anticipated, which could result in additional demands on our liquidity and could negatively impact our results of operations. In addition, other activities that will increase our cost of sales as we transition after ceasing enrichment include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of leased areas and infrastructure. For a period of time we will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services, including deliveries to customers of our inventory of low enriched uranium ("LEU"), return or relocation of unused inventories owned by USEC or by customers and others with accounts at USEC, and receipt of Russian material through 2013 under the Russian Contract, or beyond under the Russian Supply Agreement. We are currently evaluating the most cost effective manner of conducting operations at the Paducah GDP to minimize ongoing costs and are in discussions with DOE regarding the timing of our de-lease of facilities at the Paducah GDP. However, we may not be able to reach an agreement with DOE on favorable terms or in the timeframe needed and could have greater than anticipated transition expenses. In addition, we have no assurance that we will reach agreement with DOE on a de-lease schedule that would be cost efficient or meet our timing for deliveries of inventories to customers, fabricators and others.

•
Severance costs.  We also expect to incur significant severance costs in connection with ceasing enrichment at the Paducah GDP. During the second quarter of 2013, we initiated an initial workforce reduction of 140 employees that was substantially completed in August 2013. On September 30, 2013, our senior management authorized an additional workforce reduction of approximately 90 Paducah employees. This workforce reduction is expected to occur between October 2013 and January 2014 and we currently estimate that we could incur employee related severance costs of approximately $1.6 million to $2.4 million for this expected workforce reduction depending on the seniority of the workers and the final number of employees severed. Additional layoffs are expected to occur in stages through 2014 depending on business needs to manage inventory, fulfill customer orders, meet regulatory requirements and transition the site back to DOE in a safe and orderly manner. We currently estimate that we could incur total employee related severance costs of approximately $23 to $27 million for all Paducah GDP workers in the event of a full termination of activities at the site without a transfer of employees to another employer.

•
Pension and Postretirement benefit costs. We are engaged in discussions with the Pension Benefit Guaranty Corporation ("PBGC") regarding their assertion that the Portsmouth site transition is a cessation of operations that triggers liability under Employee Retirement Income Security Act of 1974, as amended ("ERISA"), Section 4062(e). We are also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force.  Given the significant number of employees at Paducah, the amount of any potential liability related to such a transition could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million. See the Risk Factor in Part I, Item 1A of our Annual Report on Form 10-K “Our defined benefit pension plans are underfunded and we could be required to place an amount in escrow or purchase a bond with respect to such underfunding that could adversely affect our liquidity.”

The cessation of enrichment at the Paducah GDP could also have significant impacts on our existing business, including:

•
We expect there to be a transition period of several years, until the American Centrifuge Plant (“ACP”) could be in commercial operations, during which we are no longer enriching uranium but are making sales from our existing inventory, from our future purchases under the supply agreement entered into with Russia in March 2011 for the supply of commercial Russian LEU (the “Russian Supply Agreement”) and from other potential sources of supply.  We are seeking to minimize the period of transition until we have a new source of domestic U.S. enrichment production. However, we do not currently have a definitive timeline for the ACP deployment to provide this source of production and the economics of the American Centrifuge project and the Russian Supply Agreement are severely challenged as a result of current enrichment market conditions.  Absent a definitive timeline for the ACP deployment, the cessation of enrichment at Paducah could adversely affect our efforts to pursue the American Centrifuge project, to implement the Russian Supply Agreement or to pursue other options, and could threaten our overall viability.

•
The cessation of enrichment at Paducah could also adversely affect our relationships with a variety of stakeholders, including customers. Customers could ask us to provide adequate assurances of performance under existing contracts that could adversely affect our business. Customers may also not be willing to modify existing contracts, some of which may need to be revised to permit acceptance of LEU from our anticipated supply sources during the transition period.  Ceasing enrichment at Paducah could also adversely affect our ability to enter into new contracts with customers, including our ability to contract for the output of the ACP and sell the material we purchase under the Russian Supply Agreement. We maintain substantial inventories of separative work units ("SWU") from our production and from deliveries under the commercial agreement with the Russian entity TENEX to implement the Megatons to Megawatts program that we carefully monitor to ensure we can meet our commitments. Our ability to maintain inventories and to make deliveries needed to monetize these inventories in order to meet our liquidity requirements could be adversely affected if we lost our right to lease the portions of the Paducah GDP where the inventories are held and could not find alternative space where inventories could be kept and delivered.

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

All of these factors could have a significant adverse effect on our liquidity, results of operations and financial condition.

Current enrichment market conditions are severely challenging the economics of the American Centrifuge project and our ability to finance and proceed with commercialization of the project, and we do not currently have any financing in place for the project following completion of the research, development and demonstration ("RD&D") program in December 2013; we could demobilize or terminate the project in the near term, which could have a material adverse effect on our liquidity, business and prospects.

We are updating our plan and evaluating alternatives for the financing and commercialization of the American Centrifuge project. Factors that can affect this plan and the economics of the project include key variables related to project cost, schedule, market demand and market prices for low enriched uranium, financing costs and other financing terms. An oversupply of nuclear fuel available for sale has increased over time as more than 50 reactors in Japan and Germany have been taken off-line in the aftermath of the March 2011 tsunami that caused irreparable damage to four reactors in Japan. The economics of the project are severely challenged by the current supply/demand imbalance in the market for low enriched uranium and related downward pressure on spot market prices for SWU which are now at their lowest levels in more than a decade. At current market prices we do not believe that our plans for commercialization of the American Centrifuge project are economically viable without additional government support. In addition, low prices for competing fuels, such as natural gas, in the United States could slow the need for new base load nuclear power capacity and has resulted in early retirement of five nuclear plants in the United States, which can impact supply and demand for LEU and market prices. Based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, which could continue to adversely affect market prices. If there is a delay or reduction in the number of Japanese reactor restarts, the supply/demand imbalance and its impact on market prices and therefore project economics could worsen. We have also experienced cost pressures due to delays in deployment of the project that are impacting the project economics.

We do not currently have any financing in place for the project following completion of the RD&D program in December 2013, and we anticipate that funding will be needed for the project for the period from completion of the RD&D program until the receipt of financing for commercial deployment. The amount of any such funding would depend on the level of operations, manufacturing and other project infrastructure that is to be maintained in order to support a potential future ramp up to commercialization as well as the length of time until financing could be obtained for the plant, and is subject to uncertainty. We have no assurance that we will be successful in obtaining this funding or of the timing thereof. Despite the technical progress being made by the RD&D program, if additional funding is not in place at the end of the RD&D program or if we determine there is no longer a viable path to commercialization of the American Centrifuge project, we could demobilize or terminate the project in the near term.

We are evaluating and pursuing the feasibility of alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology, including the availability of additional government support and have initiated discussions with DOE regarding the project’s need for this support. However, we have no assurance that we will be successful in achieving any of these measures or the timing thereof. In light of our liquidity, we do not have the ability to continue to fund the American Centrifuge project at its current levels beyond the end of 2013 without additional government support and even with this support our ability to provide funding in 2014 will be limited. Therefore, we continue to evaluate our options concerning the American Centrifuge project, including our ability to continue the project prior to or upon completion of the RD&D program, further demobilization of or delays in the commercial deployment of the project, and termination of the project. We could make a decision to demobilize or terminate the project in the near term, which would result in severance costs, contractual commitments, contractual termination penalties and other related costs which would impose additional demands, which could be significant, on our liquidity. Such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity and on the long-term viability of our enrichment business.

If we are able to obtain the additional government support needed to proceed with commercialization of the American Centrifuge project, we expect to need at least $4 billion of capital in order to commercially deploy the ACP. While a portion of that capital could include cash generated by the project during startup and additional capital contributions from USEC, the majority of the capital will need to come from third parties. We have applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, and we have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee. We anticipate that under such a financing plan the potential remaining sources for capital could include cash generated by the project during startup, our available cash flow from operations and additional third-party capital. We would expect that the additional third-party capital would be raised at the project level, including through the issuance of additional equity participation in the project. We are uncertain regarding the amount of internally generated cash flow from operations that we will have available to fund the project in light of the delays in deployment of the project, reduced cash flow from operations as a result of ceasing enrichment at the Paducah GDP and potential requirements for our internally generated cash flow to satisfy our pension and postretirement benefits and other obligations. The amount of capital that we would be able to contribute to the project going forward would also impact our share of the ultimate ownership of the project, which would likely be reduced as a result of raising equity and other capital to deploy the project.

In order to successfully raise this capital, we need to demonstrate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which as described above is not supported by current enrichment market conditions without additional government support. We could also take actions to restructure the American Centrifuge project that could result in changes in our anticipated ownership of or role in the project.

Actions we may take with respect to the American Centrifuge project could have significant adverse consequences on our business.  A demobilization or termination of the American Centrifuge project could raise doubt about the long-term viability of our enrichment business and could result in actions by third parties that could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity.  For example, the Pension Benefit Guaranty Corporation could take the position that a demobilization of the American Centrifuge project, either alone or taken together with actions related to the transition of the Paducah gaseous diffusion plant, create  potential liabilities under the Employee Retirement Income Security Act of 1974, as amended, Section 4062(e).  See the Risk Factor in Part I, Item 1A of our Annual Report on Form 10-K, “Our defined benefit pension plans are underfunded and we could be required to place an amount in escrow or purchase a bond with respect to such underfunding that could adversely affect our liquidity.”    The NYSE could also view a demobilization or termination of the American Centrifuge project negatively in its continued periodic review of our progress in executing initiatives identified by us in our plan submitted to the NYSE, and could take adverse action as described in the risk factor above “Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our $530 million of convertible notes for cash, which we would not have adequate cash to do.”  A demobilization or termination of the American Centrifuge project could also result in actions by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects. In addition, we could incur significant costs in connection with a demobilization or termination of the American Centrifuge project that could put significant demands on our liquidity.  We currently estimate that we could incur total employee related severance and benefit costs of approximately $15 million for all American Centrifuge workers in the event of a full demobilization of the project. In addition, we currently estimate ongoing contractual commitments at September 30, 2013, of approximately $40 million. Depending on the length of the demobilization period, we would also incur significant costs related to the execution of the demobilization in addition to the costs described above. Our actual costs could be greater than these estimates.  These actions could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity and that could require us to file for bankruptcy protection.

We may be unable to sell all of the commercial Russian LEU that we purchase under the supply agreement with the Joint Stock Company Techsnabexport (“TENEX”) for prices that cover our purchase costs, which could adversely affect our profitability and the viability of our business.

On March 23, 2011, we entered into the Russian Supply Agreement with TENEX for the supply by TENEX of commercial Russian LEU to us over a 10-year period with deliveries that began in 2013.  We may not achieve the anticipated benefits from the Russian Supply Agreement because of current market prices for low enriched uranium and restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation.  The price we are charged for the SWU component of Russian LEU under the Russian Supply Agreement is determined by a formula that combines a mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points, but may result in prices that are not aligned with the prevailing market prices when those prices are depressed, as is currently the case.  Currently, the price we are paying for Russian LEU is above market prices.  Further, there are floor prices applicable to the calculation of the price for such SWU.  These factors may limit our ability to make new sales at prices that exceed the purchase price we pay for the Russian LEU. While the price we pay for Russian LEU is currently below the prices included in our existing sales contracts in our backlog, our ability to place Russian LEU into our backlog contracts is subject to limitations.

In addition, sales of Russian LEU are more challenging than sales of USEC-produced material.  Some of our customers are unable or unwilling to accept Russian LEU.  In addition, imports of Russian LEU under the Russian Supply Agreement are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. Under the Russian Supply Agreement, we have the right to use a portion of the import quotas to support our sales in the United States of SWU purchased under the Russian Supply Agreement beginning in 2014. These quotas are subject to timely completion of the Megatons to Megawatts program by the end of 2013.  Further, prior to the expiration of the quotas at the end of 2020, we will not be able to import for consumption in the United States LEU delivered to us under the Russian Supply Agreement in excess of the portion of the quotas available to us.  This restriction does not apply to imports that are not subject to the quotas (e.g., for use in initial fuel cores for any U.S. nuclear reactors entering service for the first time). The LEU that we cannot sell for consumption in the United States will have to be sold for consumption by utilities outside the United States, but our ability to sell to those utilities may be limited by policies of foreign governments or regional institutions that seek to restrict the amount of Russian LEU purchased by utilities under their jurisdiction.  Accordingly, we have no assurance that we will be successful in our efforts to sell this LEU in the United States or outside of the United States.

We are dependent on U.S. government actions, commitments and relationships, that are subject to uncertainties.

We or our subsidiaries are party to a number of agreements and arrangements with the U.S. government that are important to our business, including leases for the Paducah GDP and the American Centrifuge facilities, the cooperative agreement with DOE for the RD&D program and the 2002 DOE-USEC Agreement.  We are currently in discussions with DOE regarding an agreement related to the transition of the Paducah GDP and related termination of the lease for the Paducah GDP that is subject to uncertainties as described in the risk factor above “The cessation of enrichment at the Paducah GDP could result in significant transition costs and other adverse impacts that could have a material adverse effect on our liquidity, business and prospects.” We are also in ongoing discussions with DOE regarding continued progress on and incremental funding for the RD&D program.  See the Risk Factors in Part I, Item 1A of our annual report on Form 10-K, including, “Only a portion of the U.S. government funding for the cost-share research, development and demonstration program with DOE has been provided.  A lack of approved funding for the balance of the RD&D program or delays in the budget process could adversely affect our ability to implement the RD&D program and our ability to commercialize the ACP technology.”  We are also seeking support from DOE and the U.S. government for the American Centrifuge project as described in the risk factor above “Current enrichment market conditions are severely challenging the economics of the American Centrifuge project and our ability to finance and proceed with commercialization of the project, and we do not currently have any financing in place for the project following completion of the research, development and demonstration ("RD&D") program in December 2013; we could demobilize or terminate the project in the near term, which could have a material adverse effect on our liquidity, business and prospects.”

The outcome of these discussions are dependent on the continued support of DOE and the U.S. government, including considerations related to national security, non-proliferation, and energy policy, which are all uncertain and subject to change.  These discussions can be adversely impacted by limitations on available funding to DOE in light of federal budget constraints and spending cuts.  Many of these factors are outside of our control.  Deterioration in our relationship with DOE or other U.S. agencies and the U.S. government could impair or impede our ability to successfully implement these agreements, which could adversely affect our results of operations.  We are in the process of trying to resolve claims under the Contract Disputes Act for unpaid receivables from DOE as described in Part I, Item 1A of our annual report on Form 10-K, “We may not be successful in collecting amounts due to us from DOE related to U.S. government contracts work at Portsmouth, including amounts related to contract closeout,” which could adversely affect these relationships.

We face significant demands on our liquidity that could cause us to file for bankruptcy protection.
Although we expect to end 2013 with a cash balance exceeding $250 million, our prospects for adequate liquidity in 2014 are uncertain. Our liquidity is dependent on a number of factors, including:

•
Our operating needs, which could be affected by the timing and amount of customer sales and purchases of Russian LEU and are subject to uncertainty. Consistent with prior years, our payments to Russia for SWU in the first quarter of 2014 are expected to exceed our cash receipts from customers in that quarter, putting pressure on our liquidity in mid-2014 until deliveries to customers under our backlog occur later in the year. Our $110.0 million credit facility matured on September 30, 2013 and was not replaced. Our working capital requirements are substantially reduced as a result of the conclusion of the Russian Contract in 2013 and the cessation of enrichment at the Paducah GDP as of May 31, 2013.  However our working capital requirements could be greater than anticipated and our ability to manage unanticipated expenses or delays in customer orders or payments is reduced without a credit facility, which could adversely affect our liquidity. We intend to work with customers to modify delivery schedules to provide additional liquidity and working capital for our operating needs.  However, we have no assurance that we will continue to be successful in advancing orders as may be needed. We could also be adversely impacted by potential delays or cancellations in customer deliveries, including Japanese customers who are affected by the prolonged outage of Japanese reactors;

•
The level of expenditures for the American Centrifuge project, including the availability of any additional government funding of the American Centrifuge project after the conclusion of the research, development and demonstration ("RD&D") program, which is scheduled to be completed by December 31, 2013, and the potential demobilization or termination costs if post-RD&D funding is not available or if USEC determines there is no longer a viable path to commercialization of the American Centrifuge project. In light of our liquidity, we do not have the ability to continue to fund the American Centrifuge project at its current levels beyond the end of 2013 and we anticipate that funding will be needed for the project for the period from completion of the RD&D program until the receipt of financing for commercial deployment. We could make a decision to demobilize or terminate the project in the near term, which would result in severance costs, contractual commitments, contractual termination penalties and other related costs which could impose significant demands on our liquidity, and could also give rise to events that, individually or in the aggregate, impose significant demands on our liquidity. (See the Risk Factor above, “Current enrichment market conditions are severely challenging the economics of the American Centrifuge project and our ability to finance and proceed with commercialization of the project, and we do not currently have any funding in place for the project following completion of the research, development and demonstration (“RD&D”) program in December 2013; we could demobilize or terminate the project in the near term, which could have a material adverse effect on our liquidity, business and prospects.”);

•
The amount and timing of transition expenses for the Paducah GDP and our ability to reach an acceptable agreement with DOE for the transition. Our lease turnover costs could be greater than anticipated, which would put demands on our liquidity. We could also be unsuccessful in reaching agreement with DOE for a timely transition and could incur additional ongoing expenses associated with maintenance and transition. (See the Risk Factor above, “The cessation of enrichment at the Paducah GDP could result in significant transition costs and other adverse impacts that could have a material adverse effect on our liquidity, business and prospects.”);

•
We are in discussions with the Pension Benefit Guaranty Corporation ("PBGC") regarding the impact of our de-lease of the Portsmouth GDP and related transition of employees on our defined benefit plan funding obligations as well as the impact of ceasing enrichment at the Paducah GDP and related transition of employees including reductions in force. We could face a potential liability under ERISA Section 4062(e) as a result of the Portsmouth de-lease, the Paducah transition, or as a result of a future decision with respect to the American Centrifuge project, which could put significant demands on our liquidity. (See the Risk Factor in Part I, Item 1A of our annual report on Form 10-K, “Our defined benefit pension plans are underfunded and we could be required to place an amount in escrow or purchase a bond with respect to such underfunding that could adversely affect our liquidity.”); and

•
Our ability to restructure our $530.0 million of convertible senior notes that mature on October 1, 2014 or that could be required to be repurchased at par for cash in the event of a de-listing of our common stock on the NYSE. We will need to restructure our convertible senior notes before their maturity date. We do not believe we would be able to refinance the convertible notes at maturity on terms acceptable to us or at all in light of our financial condition, credit rating, and anticipated available future cash flow from operations. We are engaged with our advisors and certain stakeholders on alternatives for a possible restructuring of our balance sheet which, among other things, if successful would be expected to address this convertible notes maturity.  However, we have no assurance regarding the outcome of any discussions we pursue with creditors or other key stakeholders or the impact of any restructuring on our convertible senior notes. (See the Risk Factor in Part I, Item 1A of our annual report on Form 10-K, “We could pursue a restructuring of our balance sheet which could adversely affect the holders of our common stock through dilution or loss in value.”). If we are unable to restructure the convertible senior notes prior to October 1, 2014, we would be required to repay the convertible notes at maturity. We would likely not have sufficient available cash to meet this obligation. We could also be required to repurchase the convertible notes for cash in the event of a de-listing of our common stock on the NYSE, which we would not have adequate cash to do. (See the Risk Factor in Part I, Item 1A of our annual report on Form 10-K, “Our $530.00 million of convertible senior notes mature on October 1, 2014. Although we may seek to restructure or refinance this obligation prior to maturity; we may not be successful and we would likely be unable to pay the notes at maturity; which would adversely affect our liquidity and prospects.” and the Risk Factor above, “Our failure to maintain compliance with the listing requirements of the New York Stock Exchange (NYSE) could result in a delisting of our common stock, which could require us to repurchase our $530 million of convertible notes for cash, which we would not have adequate cash to do.”);

The above noted actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity and could cause us to file for bankruptcy protection.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Third Quarter Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	—	—	—	—
August 1 – August 31	119	$19.05	—	—
September 1 – September 30	—	—	—	—
Total	119	$19.05	—	—

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 119 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 3. Defaults Upon Senior Securities

As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at our election, in cash or in additional shares of Series B-1 preferred. Our board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates from January 1, 2012 through October 1, 2013 and the aggregate arrearage is $24.5 million. We have determined to defer declaring any dividends at this time due to our net losses reported for the years ended December 31, 2011 and 2012 and stockholders’ deficit.  In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of September 30, 2013, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $107.0 million ($110.4 million as of October 1, 2013 after taking into account the October 1, 2013 accrued dividend).

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

USEC Inc.

Date: November 5, 2013	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 006 dated July 24, 2013 to the Cooperative Agreement (the “Cooperative Agreement”) dated June 12, 2012 between the U.S. Department of Energy and USEC Inc. and American Centrifuge Demonstration, LLC concerning the American Centrifuge Cascade Demonstration Test Program. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.2
Amendment No. 007 dated September 23, 2013 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.3
Fourth Amendment to Fourth Amended and Restated Credit Agreement dated as of July 19, 2013, by and among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent. (a)

10.4
Amendment No. 002 dated July 29, 2013 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and Joint Stock Company “Techsnabexport.” (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.5
Second Amendment dated July 25, 2013 to the USEC Inc. Pension Restoration Plan, as amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 26, 2013. (b)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2013, furnished in interactive data file (XBRL) format.

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.