Form 10-K
period 2013-12-31
USEC INC
filed 2014-03-31
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐. No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2013, was $34.5 million. As of March 19, 2014, there were 4,945,549 shares of Common Stock outstanding.
PART III OF FORM 10-K
Portions of the definitive proxy statement for the 2014 annual meeting of shareholders to be filed subsequent to the date hereof are incorporated by reference into Part III.

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to the impact of and risks related to USEC Inc.'s “pre-arranged” case under Chapter 11 of the bankruptcy code including risks related to obtaining approval and confirmation of USEC Inc.’s plan of reorganization, the impact of any delay or inability in obtaining such confirmation, the impact of a potential de-listing of our common stock on the NYSE, the impact of our restructuring on the holders of our common stock, preferred stock and convertible notes; risks related to the ongoing transition of our business, including the impact of our ceasing enrichment at the Paducah gaseous diffusion plant and uncertainty regarding our ability to deploy the American Centrifuge project; uncertainty regarding funding for the American Centrifuge project after April 15, 2014, the date for completion of the current period of funding for the research, development and demonstration program (such program, including any extension or successor program, the "RD&D Program") and the potential for a demobilization or termination of the American Centrifuge project if additional government funding is not in place at the end of the current funding for the RD&D Program; risks related to the underfunding of our defined benefit pension plans and potential actions the Pension Benefit Guarantee Corporation could pursue in connection with ceasing enrichment at the gaseous diffusion plants or with any demobilization or termination of the American Centrifuge project; the impact of uncertainty regarding our ability to continue as a going concern on our liquidity and prospects; our ability to reach an agreement with the U.S. Department of Energy (“DOE”) regarding the transition of the Paducah gaseous diffusion plant and uncertainties regarding the transition costs and other impacts of USEC ceasing enrichment at the Paducah gaseous diffusion plant and returning the plant to DOE; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); the impact of enrichment market conditions, increased project costs and other factors on the economic viability of the American Centrifuge project without additional government support and on our ability to finance the project and the potential for a demobilization or termination of the project; uncertainty concerning the ultimate success of our efforts to obtain a loan guarantee from DOE and/or other financing for the American Centrifuge project or additional government support for the project and the timing and terms thereof; the dependency of government funding or other government support for the American Centrifuge project on Congressional appropriations or on actions by DOE or Congress; limitations on our ability to provide any required cost sharing under the RD&D Program; uncertainty concerning our ability through the RD&D Program to demonstrate the technical and financial readiness of the centrifuge technology for commercialization; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of the need to raise additional capital to finance the project; the impact of actions we have taken or may take to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, and impacts to cost and schedule; the potential for DOE to seek to terminate or exercise its remedies under the RD&D cooperative agreement or 2002 DOE-USEC agreement; changes in U.S. government priorities and the availability of government funding or support, including loan guarantees; risks related to our ability to manage our liquidity without a credit facility; our dependence on deliveries of LEU from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with a Russian government entity known as Techsnabexport (“TENEX”) and limitations on our ability to import the Russian LEU we buy under the Russian Supply Agreement into the United States and other countries; risks related to actions that may be taken by the U.S. Government, the Russian Government or other governments that could affect our ability or the ability of TENEX to perform the Russian Supply Agreement, including the imposition of sanctions, restrictions or other requirements; risks related to our ability to sell the LEU we procure under our fixed purchase obligations under the Russian Supply Agreement; the decrease or elimination of duties charged on imports of foreign-produced LEU; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our agreements with the U.S. government; risks related to delays in payment for our contract services work performed for DOE, including our ability to resolve certified claims for payment filed by USEC under the Contracts Dispute Act; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; the timing of recognition of previously deferred revenue; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this annual report on Form 10-K except as required by law.

PART I

Items 1 and 2. Business and Properties

Overview

USEC, a global energy company, supplies low enriched uranium ("LEU") for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide.

LEU consists of two components: separative work units ("SWU") and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of the uranium-235 isotope and depleted uranium having a lower percentage of the uranium-235 isotope. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component. Utility customers typically provide uranium to USEC as part of their enrichment contracts, and USEC delivers LEU to these customers and charges for the SWU component.

We have historically produced or acquired LEU from two principal sources. We produced about half of our supply of LEU at the Paducah gaseous diffusion plant ("Paducah GDP") in Paducah, Kentucky that we lease from the U.S. Department of Energy ("DOE"), and we acquired the other portion under a contract with Russia (the "Russian Contract") under the 20-year Megatons to Megawatts program. Under the Russian Contract, we purchased the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. We ceased enrichment at the Paducah GDP at the end of May 2013 after the one-year arrangement under which we were continuing enrichment at the Paducah GDP was completed. We are actively taking steps to transfer the site back to DOE. Our purchases under the Megatons to Megawatts program were completed in December 2013. Commencing in June 2013, we continue to acquire Russian LEU under the terms of a 10-year commercial agreement with Russia (the "Russian Supply Agreement"). Purchase quantities under the Russian Supply Agreement will be about half the level we had purchased under the Megatons to Megawatts program unless the parties exercise a mutual option to increase such purchases.

The cessation of domestic enrichment and the successful conclusion of the Megatons to Megawatts program have placed our business in a state of significant transition. Our business will contract in 2014 from one that sold approximately 10 to 12 million SWU annually to one where it is expected to sell about one-third of that volume from existing inventory, the smaller quantities purchased from Russia under the Russian Supply Agreement and potential other suppliers. We expect to be a significantly smaller company with lower revenues for at least several years.

We are re-evaluating our plan and alternatives for proceeding with the financing and commercialization of the American Centrifuge project. Factors that can affect this plan and the economics of the project include key variables related to project cost, schedule, the status of the supply chain for centrifuge manufacturing and plant support systems, market demand and market prices for LEU, financing costs and other financing terms. An oversupply of nuclear fuel available for sale has increased over time as more than 50 reactors in Japan and Germany have been taken off-line in the aftermath of the March 2011 tsunami that caused irreparable damage to four reactors in Japan. The economics of the project are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, we do not believe that our plans for commercialization of the American Centrifuge project are economically viable without additional government support beyond the $2 billion loan guarantee funding that we have applied for from DOE. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, we continue to believe that the deployment of the American Centrifuge project represents our clearest path to a long-term, direct source of domestic enrichment production, and therefore the long-term viability of our LEU business.

We have provided various options to DOE related to preserving the American Centrifuge technology for national security needs which may enable us to maintain the option to deploy the technology for commercial purposes at some point in the future. Over the past two years, we confirmed the technical readiness of the American Centrifuge technology through a cooperative cost-sharing research, development and demonstration program (such program, including any extension or successor program, the "RD&D Program") with DOE. The continuation of the RD&D Program in 2014 includes work primarily related to additional cascade testing. The program continuation also supports DOE analysis of the technology while sustaining program capabilities as DOE considers its options for meeting national security needs. Funding for the RD&D Program has only been provided through April 15, 2014, and DOE has stated that it does not plan to extend the RD&D cooperative agreement beyond such date. We continue to discuss with DOE its options for maintaining a domestic enrichment capability and DOE's plans for the American Centrifuge project post-April 15, as well as USEC's potential role in such options and during any transition. However, the scope of and our role in a program after April 15 are uncertain, and we have no assurance that the U.S. government will continue to support the project beyond April 15, 2014. In light of our limited cash generation, our ability to provide funding in 2014 will be limited. We continue to evaluate our options concerning the American Centrifuge project, including our role in any government-supported continuation of the project beyond completion of the RD&D Program, further demobilization of or delays in the commercial deployment of the project, and termination of the project. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business, and could delay or impact our ability to obtain confirmation of our financial restructuring plan discussed below and our emergence from bankruptcy. Additional details regarding the American Centrifuge project are provided below under "The American Centrifuge Plant."

In parallel, we are taking steps to strengthen our financial structure by addressing balance sheet issues through a Chapter 11 filing with the U.S. Bankruptcy Court so that we can emerge as a stronger sponsor of the American Centrifuge project. See "Chapter 11 Filing" below.

USEC Inc. is organized under Delaware law. USEC Inc.’s subsidiary, United States Enrichment Corporation is the successor of a U.S. government corporation that was privatized on July 28, 1998, when the company completed an initial public offering of common stock of USEC Inc. In connection with the privatization, the U.S. government transferred all of its interest in the business of the government corporation to United States Enrichment Corporation, with the exception of certain liabilities from prior operations of the U.S. government. However, our business continues to be highly dependent on the U.S. government. References to “USEC”, the "Company", or “we” include USEC Inc. and its wholly owned subsidiaries as well as the predecessor to USEC unless the context otherwise indicates.

The following is an overview of USEC's entity structure.

In September 2008, we created four wholly owned subsidiaries to carry out future commercial activities related to the American Centrifuge project. We anticipate that these subsidiaries will own the American Centrifuge Plant ("ACP") and equipment, provide operations and maintenance services, manufacture centrifuge machines and conduct ongoing centrifuge research and development. This corporate structure will separate ownership and control of centrifuge technology from ownership of the enrichment plant and also establish a separate operations subsidiary. This structure is designed to facilitate debt financing and potential third-party equity investment, while also facilitating any future plant expansion. Additional details regarding the American Centrifuge Manufacturing joint venture, in which we are the majority owner, are provided below under "The American Centrifuge Plant - Manufacturing Infrastructure." In addition, in connection with the RD&D Program, we created a fifth subsidiary, American Centrifuge Demonstration, LLC, to oversee the implementation of the RD&D Program under the cost share cooperative agreement with DOE. Additional details regarding American Centrifuge Demonstration, LLC, are provided below under "The American Centrifuge Plant - June 2012 Cooperative Agreement with DOE."

A glossary of certain terms used in our industry and herein is included in Part IV of this annual report. For a discussion of the potential risks and uncertainties facing our business, see Item 1A, Risk Factors.

Chapter 11 Filing

On March 5, 2014 (the “Petition Date”), USEC Inc. filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) case number 14-10475. The Bankruptcy Filing was a “pre-arranged” filing which, as described further below, included the filing of a proposed Plan of Reorganization (the “Plan”) which is supported by certain holders of the claims and interests impaired under the Plan. USEC Inc.’s subsidiaries (collectively, the “Non-Filing Entities”), including United States Enrichment Corporation (“Enrichment”), which is our primary operating subsidiary, were not part of the Bankruptcy Filing. USEC Inc. will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business.

The Bankruptcy Filing is intended to strengthen our balance sheet, enhance our ability to sponsor the American Centrifuge project and improve our long-term business opportunities. We have reached an agreement on the terms of a financial restructuring plan with the holders (the “Consenting Noteholders”) of approximately 65% of the principal amount of our convertible senior notes (the “Convertible Notes”). Under the terms of the agreement described in more detail below, USEC Inc. will replace the approximately $530 million of Convertible Notes that are scheduled to mature in October 2014 with new debt and equity. We have also reached an agreement with Babcock & Wilcox Investment Company (“B&W”) and Toshiba America Nuclear Energy Corporation (“Toshiba” and together with B&W, the “Preferred Investors”) to restructure their preferred convertible equity investment. As strategic investors, Toshiba and B&W remain supportive of deployment of the ACP.

Throughout the restructuring process, both USEC Inc. and the Non-Filing Entities expect to continue operations and meet obligations to stakeholders, including suppliers, partners, customers and employees, subject to limitations on the ability of USEC Inc. to pay certain pre-filing obligations pending confirmation and implementation of the Plan. The Bankruptcy Filing is not expected to have any impact on our daily operations, which includes the continuation of research, development and demonstration activities for the American Centrifuge uranium enrichment technology subject to the availability of continued government funding. As a non-debtor, Enrichment’s operations, which include the transition of the Paducah GDP back to DOE and the sale of SWU from its inventory and purchases of Russian LEU, are expected to continue unaffected by the bankruptcy.

Reorganization Plan

The material terms of the Plan include, among other things, that, upon the effective date of the Plan (the “Effective Date”):

•	The holders of the Convertible Notes will receive, on a pro rata basis, in exchange for claims on account of their $530 million in outstanding principal amount of Convertible Notes:

◦	79.04% of the common stock of reorganized USEC Inc. (“New Common Stock”), subject to dilution on account of a new management incentive plan;

◦	cash for interest payable on the Convertible Notes accrued from October 1, 2013, the date of the last semi-annual interest payment, to the Effective Date; and

◦
$200 million in principal amount of new notes issued by reorganized USEC Inc. on terms described in the Plan's implementing documents (the “New Notes”), with the New Notes being guaranteed and secured on a subordinated and limited basis by Enrichment.

•
B&W and Toshiba will each receive in exchange and on account of their shares of USEC’s Series B-1 12.75% convertible preferred stock (the “Preferred Stock”) (as of December 31, 2013, there were 85,903 shares of Preferred Stock outstanding with an aggregate liquidation preference of $113.9 million including accrued paid-in-kind dividends) and warrants dated September 2, 2010 to purchase up to 250,000 shares of USEC’s common stock (the “Warrants”):

◦	7.98% of the New Common Stock (15.96% in the aggregate), subject to dilution on account of a new management incentive plan; and

◦	$20.19 million in principal amount of New Notes ($40.38 million in the aggregate).

◦
The Preferred Investors have agreed to enter into good faith negotiations to each invest $20.19 million (for an aggregate investment of $40.38 million) of equity in the American Centrifuge project in the future, upon mutually agreed upon terms and conditions, but in any event contingent upon the funding for the ACP of not less than $1.5 billion of debt supported by the DOE loan guarantee program or other government support or funding in such amount (the “ACP Funding Condition”).

◦
In connection with USEC Inc.’s compliance with regulatory requirements, the New Common Stock issued to the Preferred Investors would be structured in a similar manner to the Class B Common Stock contemplated to be issuable to the Preferred Investors upon conversion of the Preferred Stock. As contemplated, Class B Common Stock will have the same rights, powers, preferences and restrictions and rank equally in all matters with the common stock of the reorganized USEC Inc., except voting. Holders of Class B Common Stock shall be entitled to elect two members of the Board of Directors of USEC Inc., consistent with their current arrangements.

•
If the Noteholders and Preferred Investors vote by requisite majorities to accept the Plan, the current holders of USEC Inc.’s common stock will receive, on a pro rata basis, 5% of the New Common Stock, subject to dilution on account of a new management incentive plan.

•	All secured claims will be reinstated and otherwise not impaired and all liens shall be continued until the claims are paid in full.

•
All other general unsecured claims of the Company will be unimpaired and will be either reinstated or paid in full in the ordinary course of business upon the later of the Effective Date or when such obligation becomes due according to its terms.

We believe that the Plan meets the standards for confirmation under the Bankruptcy Code; however, that determination will rest with the Bankruptcy Court. Confirmation of the Plan could materially alter the classifications and amounts reported in our consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of the Plan or other arrangement or the effect of any operational changes that may be implemented. Additional information about the Bankruptcy Filing can be found in the Current Report on Form 8-K filed by us on March 5, 2014.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of a voluntary bankruptcy petition by USEC Inc. automatically stayed most actions against USEC Inc., including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over USEC Inc.’s property. Accordingly, although the Bankruptcy Filing triggered defaults for certain of USEC Inc.’s obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of USEC Inc.’s pre-petition liabilities are subject to settlement under the Plan.

Subsequent to the Petition Date, USEC Inc. received interim approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize its operations. These obligations were primarily related to certain employee wages, salaries and benefits, certain governmental taxes and fees, and certain insurance commitments. Pre-petition obligations not authorized to be paid currently by the Bankruptcy Court will be treated under the Plan. Post-petition obligations will be paid when due in the ordinary course of business, without prior payment authorization from the Bankruptcy Court. USEC Inc. has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise it in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, USEC Inc. may seek Bankruptcy Court approval to retain additional professionals.

USEC Inc. also received interim approval from the Bankruptcy Court to enter into a Debtor-In-Possession Credit Facility (the “DIP Facility”). This $50 million revolving credit facility is provided by Enrichment, USEC Inc.’s subsidiary. It accrues interest at an annual rate of 10.5% and is secured by substantially all of USEC Inc.’s assets. The DIP Facility requires mandatory prepayments from USEC Inc. when cost sharing reimbursements under the RD&D Program have been received from DOE. It matures at the earlier of the Effective Date of the Plan or 120 days, and is expected to be repaid with a draw on the Exit Facility described below. Borrowings must be consistent with a budget satisfactory to Enrichment. USEC Inc. is also required to manage its cash flows pursuant to this budget on a weekly basis with a limitation on variance from the budget. Enrichment’s obligations to make funds available include certain conditions precedent such as confirmation of a Plan within 100 days of the Petition Date, American Centrifuge activities shall not have demobilized, and DOE shall not have suspended or terminated the RD&D program or associated funding. Events of default include termination of any of the Plan Support Agreements prior to confirmation of a Plan, USEC Inc. filing a plan that has not been consented to by Enrichment, as well as other events of default common to such facilities. The Bankruptcy Court will consider final approval of the DIP Facility at a hearing scheduled for April 21, 2014. Pending such final approval, USEC Inc. is authorized to obtain up to $20 million out of the aggregate of $50 million in financing under the DIP Facility.

Reorganization Plan Approval Process

In order for USEC Inc. to emerge successfully from Chapter 11, USEC Inc. must obtain the Bankruptcy Court’s approval of the Plan, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with the Plan, USEC Inc. expects to enter into a new credit facility (the “Exit Facility”) with Enrichment. USEC Inc.’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing including issues relating to continued U.S. government funding for the American Centrifuge technology after April 15, 2014. As summarized above, the Plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of events, negotiations and Bankruptcy Court decisions ongoing through the date on which the Plan is confirmed.

Only creditors impaired under the Plan are entitled to vote on the Plan. As described above, USEC Inc. has already entered into agreements with the Consenting Noteholders and Preferred Investors pursuant to which the Consenting Noteholders and Preferred Investors have agreed to vote in favor of the Plan. The Plan Support Agreements may be terminated by USEC Inc., a majority of the Consenting Noteholders, or the Preferred Investors following written notice and the occurrence of certain events including:

•	Upon a good faith determination of the Board of Directors of USEC Inc. that proceeding with the Plan would be inconsistent with the exercise of its fiduciary duties;

•	DOE terminates or suspends (or announces its intent to terminate or suspend) its 80% cost share funding of the RD&D program;

•	There is a termination or suspension or material delay in completion of the RD&D program (other than, in the case of USEC’s right to terminate, as a result of action or inaction by USEC); and

•	If the Russian transitional supply agreement between Enrichment and Joint Stock Company Techsnabexport is terminated.

A majority of Consenting Noteholders or the Preferred Investors can also terminate their respective Plan Support Agreements following written notice and the occurrence of certain events including:

•	USEC Inc. fails to commence the solicitation within 50 days of the commencement of the Chapter 11 case; and

•
USEC Inc. experiences any circumstance, change or other event that has had or is reasonably likely to have a short-term or long-term material adverse effect on the financial condition or operations of USEC Inc. and its subsidiaries.

Further, the Plan is subject to revision in response to creditor claims and objections, the requirements of the Bankruptcy Code or the Bankruptcy Court and material changes in U.S. government funding for the American Centrifuge technology. While we expect to emerge successfully from bankruptcy with Plan approval from the Bankruptcy Court within 90-120 days of the filing, there can be no assurance that we will be able to secure approval for the Plan within that period or at all.

Liquidity Risks and Uncertainties

During the pendency of USEC Inc.’s Chapter 11 Case, Enrichment will continue to be our sole source of revenues and will provide the DIP Facility to USEC Inc. Enrichment is also expected to provide USEC Inc. with a credit facility to exit bankruptcy. USEC Inc.’s liquidity is therefore wholly dependent upon the operations of Enrichment and timely reimbursement from DOE for its portion of funding for the RD&D Program.

We incurred a net loss for the years ended December 31, 2013, 2012 and 2011 and had a shareholders’ deficit as of December 31, 2013. Our business is in a state of significant transition and is subject to numerous risks and uncertainties. The increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. However, our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements. Throughout the restructuring process, both USEC Inc. and the Non-Filing Entities expect to continue operations and meet obligations to stakeholders, including suppliers, partners, customers and employees, subject to limitations on USEC Inc.’s ability to pay certain pre-petition obligations. We also anticipate the continuation of our efforts to deploy the American Centrifuge technology and to perform the RD&D Program partially funded by DOE. As a non-debtor, Enrichment’s operations, which include the transition of the Paducah GDP back to DOE and the sale of SWU from its inventory and purchases of Russian LEU, are expected to continue unaffected by the bankruptcy.

Our ability to continue as a going concern is contingent upon the Bankruptcy Court’s approval of the Plan and our ability to successfully implement the Plan, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession under Chapter 11, USEC Inc. may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility), for amounts other than those reflected in the accompanying consolidated financial statements. Further, our reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Filing, including confirmation of a plan of reorganization or emergence from bankruptcy.

Although we ended 2013 with a consolidated cash balance of $314.2 million, our prospects for adequate liquidity in 2014 are uncertain. Our liquidity is dependent on a number of factors, including (i) our operating needs, including the cost of the restructuring; (ii) the level of expenditures for the American Centrifuge project, including the availability of any additional government funding of the American Centrifuge project after the conclusion of the RD&D Program, which is currently funded through April 15, 2014, and the potential demobilization or termination costs if post-RD&D Program funding is not available or if we determine there is no longer a viable path to commercialization of the American Centrifuge project; (iii) the amount and timing of transition expenses for the Paducah GDP and our ability to reach an acceptable agreement with DOE for the transition; and (iv) our ability to obtain confirmation and effectiveness of the Plan to restructure our $530.0 million of Convertible Notes that mature on October 1, 2014, all of which impact our liquidity.

Consistent with prior years, our payments to Russia for SWU in the first quarter of 2014 are expected to exceed our cash receipts from customers in that quarter, putting pressure on our liquidity in mid-2014 until deliveries to customers under our backlog occur later in the year. Our $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Our working capital requirements are substantially reduced as a result of the conclusion of the Russian Contract under the 20-year Megatons-to-Megawatts program that ended in 2013 and the cessation of enrichment at the Paducah GDP as of May 31, 2013. Purchase quantities under the new 10-year Russian Supply Agreement will be about half the level under the Russian Contract unless the parties exercise a mutual option to increase such purchases. We are working with customers to modify delivery schedules to provide sufficient liquidity and working capital for our operating needs. However, the timing of customer deliveries could create risks to our liquidity. Our ability to manage unanticipated expenses or delays in customer orders or payments is reduced without a credit facility, which could adversely affect our liquidity.

The economics of the American Centrifuge project are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU, which are now at their lowest levels in more than a decade. At current market prices, we do not believe that our plans for American Centrifuge commercialization are economically viable without additional government support. In addition, we do not currently have any financing in place for the project following the current funding of the RD&D Program, which is currently funded through April 15, 2014. We are evaluating alternatives and the actions necessary to proceed with the commercial deployment of the American Centrifuge technology, including the availability of additional government support and are engaged in discussions with DOE regarding the project’s need for this support. However, we have no assurance that we will be successful in achieving any of these measures or the timing thereof. We do not have the ability to continue to fund the American Centrifuge project at its current levels beyond the current funding provided under the RD&D Program without additional government support. Even with this support, our ability to provide funding in 2014 will be limited. Therefore, we continue to evaluate our options concerning the American Centrifuge project, including further demobilization of or delays in the commercial deployment of the project, and termination of the project, and could make a decision to demobilize or terminate the project in the near term. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business, and could delay or impact our ability to obtain confirmation of our financial restructuring plan and our emergence from bankruptcy.  Refer below to "The American Centrifuge Plant" for additional information.

In addition, on May 8, 2012, we received a notice from the New York Stock Exchange ("NYSE") that the average closing price of our common stock was below the NYSE's continued listing criteria relating to minimum share price. On July 1, 2013, we effectuated a reverse stock split of 1-for-25 shares in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in our closing share price exceeding $1.00 per share and remaining above that level, and the condition has now been cured. However, on April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization had caused us to be out of compliance with another of the NYSE's continued listing standards. In accordance with the NYSE's rules, we submitted a plan advising the NYSE of definitive action we have taken, or are taking, that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted our plan of compliance and our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. Our plan outlines initiatives we must execute by quarter. These initiatives include the successful completion of development milestones for the ACP, the commercialization activities related to the American Centrifuge project, as well as the successful execution of our Russian Supply Agreement and our potential balance sheet restructuring.  The NYSE has notified us that if we do not achieve these financial and operational goals, we will be subject to NYSE trading suspension at the point the initiative or goal is not met.

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

Under the terms of the Convertible Notes, a "fundamental change" is triggered if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require us to repurchase the notes at par for cash. However, as a result of the Chapter 11 filing, any actions to enforce such repurchase right or to otherwise exercise rights under the notes are stayed. For additional information, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - NYSE Listing Standards Notices."

We are in discussions with the Pension Benefit Guaranty Corporation ("PBGC") regarding the impact of our de-lease in 2011 of the former Portsmouth GDP in Piketon, Ohio and related transition of employees on our defined benefit plan funding obligations as well as the impact of ceasing enrichment at the Paducah GDP and related transition of employees including reductions in force.  For additional information, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Defined Benefit Plan Funding."

The above noted actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to these actions or based on their view of USEC Inc.’s or Enrichment’s financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on liquidity and have a material adverse impact on our operations.

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

Two existing technologies have been used commercially to enrich uranium for nuclear power plants: gaseous diffusion and gas centrifuge. Until the end of May 2013, we used the older gaseous diffusion technology at the Paducah GDP. We are working to transition to gas centrifuge technology at the American Centrifuge Plant in Piketon, Ohio.

The following outlines the steps for converting natural uranium into LEU fuel, commonly known as the nuclear fuel cycle:

Mining and Milling - Natural, or unenriched, uranium is removed from the earth in the form of ore and then crushed and concentrated.
Conversion - Uranium concentrates (“U3O8”) are combined with fluorine gas to produce uranium hexafluoride (“UF6”), a solid at room temperature and a gas when heated. UF6 is shipped to an enrichment plant.
Enrichment - UF6 is enriched in a process that increases the concentration of the U235 isotope in the UF6 from its natural state of 0.711% up to 5%, which is usable as a fuel for light water commercial nuclear power reactors. Depleted uranium is a by-product of the uranium enrichment process. The standard measure of uranium enrichment is a SWU. A SWU represents the effort that is required to transform a given amount of natural uranium into two streams of uranium, one enriched in the U235 isotope and the other depleted in the U235 isotope. SWUs are measured using a standard formula derived from the physics of uranium enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium deemed to be used in the production of LEU under this formula is referred to as its uranium component.
Fuel Fabrication - LEU is converted to uranium oxide and formed into small ceramic pellets by fabricators. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.

Nuclear Power Plant - The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate approximately 19% of U.S. electricity and 13% of the world’s electricity.
Spent Fuel Storage - After the nuclear fuel has been in a reactor for several years, its efficiency is reduced and the assembly is removed from the reactor’s core. The spent fuel is warm and radioactive and is kept in a deep pool of water for several years. Many utilities have elected to then move the spent fuel into steel or concrete and steel casks for interim storage.
Consumers - Businesses and homeowners rely on the steady, baseload electricity supplied by nuclear power and value its clean air qualities.

Products and Services

Low Enriched Uranium

Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.

The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 22% of revenue from our LEU segment in 2013. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements for additional fuel. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts. Uranium sales constituted less than 6% of the revenue from our LEU segment in 2013.

Contract Services

We currently provide limited services to DOE and its contractors at our Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment formerly included revenue generated by our subsidiary NAC International Inc. ("NAC"). On March 15, 2013, we sold NAC to a subsidiary of Hitachi Zosen Corporation. Revenue and other operating results for NAC are retroactively segregated from continuing operations and are reported as discontinued operations.

Revenue by Geographic Area, Major Customers and Segment Information

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue (Japan in 2011), follows (in millions):

	Years Ended December 31,
	2013	2012	2011
United States	$1,024.4	$1,538.0	$1,259.3
Foreign:
Japan	105.6	182.1	199.7
Other	177.5	142.0	141.8
	283.1	324.1	341.5
Total revenue	$1,307.5	$1,862.1	$1,600.8

In 2013, our 10 largest customers represented 69% of total revenue and our three largest customers represented 37% of total revenue. Revenue from Energy Northwest represented approximately 20% of total revenue in 2013 and 2012. In 2012 and 2011, revenue from Exelon Corporation represented approximately 15% of total revenue. No other customer represented more than 10% of total revenue in 2013, 2012 or 2011. Revenue by segment follows (in millions):

	Years Ended December 31,
	2013	2012	2011
LEU segment revenue	$1,294.1	$1,847.8	$1,462.7
Contract services segment revenue	13.4	14.3	138.1
Total revenue	$1,307.5	$1,862.1	$1,600.8

Reference is made to segment information reported in Note 22 to the consolidated financial statements.

SWU and Uranium Backlog

Backlog is the estimated aggregate dollar amount of future SWU and uranium sales that we have under existing contracts with customers. At December 31, 2013, we had contracts with customers aggregating an estimated $3.3 billion. The backlog includes $0.2 billion of deferred revenue, whereby customers have made advance payments to be applied against future deliveries, and approximately two-thirds of that is expected to be delivered and recognized as revenue in 2014. In total, $0.4 billion of the backlog as of December 31, 2013 is expected to be delivered and recognized as revenue in 2014.

Backlog was $4.5 billion at December 31, 2012 and $5.8 billion at December 31, 2011. Due to the current supply/demand imbalance in the nuclear fuel market, and the transition in sources of enrichment from production at the Paducah GDP, we did not add significant new sales to offset reductions in backlog resulting from deliveries in the current year. Our opportunities to make new sales are also moderated by the uncertainty about the future prospects for commercial production at the ACP. During the anticipated period of transition to the ACP, we expect a lower level of revenues and sales, aligned with our anticipated sources of LEU from existing inventory and purchases of Russian LEU.

While most of our contracts provide for fixed purchases of SWU during a given year, some contracts are tied to the customer’s requirements for SWU. Accordingly, our estimate of backlog is partially based on customers’ estimates of the timing and size of these fuel requirements and other assumptions that may prove to be inaccurate. Backlog is also based on our estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are uncertain. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. Our backlog includes sales prices that are significantly above current market prices. Therefore, customers may seek to limit their obligations under existing contracts.

In addition, the backlog is subject to various risks, such as ACP deployment, the mix of origins of the LEU we deliver and the credit quality of certain customers. Our backlog also includes contracts that must be modified to reflect our anticipated supply sources during our transition. Some long-term contracts in our backlog were established with milestones related to the ACP that, if missed, would give the customer the right to terminate the remainder of the contract. We estimate that approximately 30% of our backlog is at risk due to milestones related to ACP financing and deployment. We have been working with customers to renegotiate those contracts to modify or eliminate any such termination rights. We expect to continue to work with customers regarding the remaining contracts, however, some customers have indicated they expect to exercise their contract termination rights in light of current market prices. We are also working with customers to modify contracts that may have delivery, scheduling, origin or other terms that may be inconsistent with anticipated supply sources during the transition period. However, we have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our backlog and our prospects.

Paducah Gaseous Diffusion Plant

The Paducah GDP includes four process buildings having a total floor area of 150 acres, and the site covers 750 acres. We lease the Paducah GDP from DOE. Over the past decade, we had taken steps to improve operations at the Paducah GDP and the facility had been running at peak efficiency in recent years. These efforts, however, could not overcome the inherent costs and price volatility of substantial amounts of electricity required by the gaseous diffusion technology. Our competitors have all shifted to lower-cost centrifuge enrichment operations. On May 24, 2013, we announced that we were not able to conclude a deal for the short-term extension of uranium enrichment at the Paducah GDP. We ceased uranium enrichment at the end of May 2013.

We expect to continue limited operations at the Paducah site during the first half of 2014 in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE. We have completed repackaging existing inventory and are transferring our inventory to off-site locations to meet future customer orders. We seek to achieve an orderly transition of the Paducah GDP to DOE. We are in discussions with DOE regarding the timing of our de-lease of the Paducah GDP from DOE. On August 1, 2013, we provided notice to DOE that we have exercised our rights to terminate the lease with respect to the Paducah GDP upon two years prior notice as permitted under the lease. We can also de-lease portions of the property under lease upon 60 days prior notice with DOE’s consent, which cannot be unreasonably withheld. However, the right of partial de-lease does not include the right of USEC to terminate the lease in its entirety or with respect to the Paducah GDP, which termination is permitted only in accordance with the two-year termination provision of the lease. We anticipate being ready to complete the return of leased premises and to terminate the Paducah GDP lease as early as July 2014. However, based on our current discussions with DOE, the return of the leased premises appears unlikely before October 2014 and we have not reached agreement on a lease termination date prior to August 1, 2015. DOE has indicated that its ability to agree to such an earlier date will depend on its ability to award a contract for deactivation services and be prepared to assume responsibility for the leased areas, among other things. In the event that we and DOE are unable to agree on a schedule for termination prior to two years (August 1, 2015), we plan to retain a small portion of the leased premises until such time, at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period we plan to return portions of the leased premises no longer required to meet our business needs. In addition, while DOE has stated that it continues to be willing to work with us to develop a transition plan and schedule for the safe and secure return of the Paducah GDP, DOE has taken the position that we are foreclosed from invoking our rights to a partial return of facilities under the lease. While we strongly disagree with this DOE position, we believe we will be able to reach agreement with DOE on a mutually acceptable date to return the leased areas.

We are seeking to minimize our transition costs related to the site turnover, which could be substantial. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs. For a discussion of potential transition costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - LEU Segment - Paducah GDP Transition.”

The lease covers the buildings and facilities relating to gaseous diffusion activities. Other major provisions of the lease follow:

•	we may leave the property in an “as is” condition at termination of the lease, but must remove wastes we generate and must place the plant in a safe shutdown condition;

•	the U.S. government is responsible for environmental liabilities associated with plant operations prior to July 28, 1998;

•	DOE is responsible for the costs of decontamination and decommissioning ("D&D") of the plant;

•
title to capital improvements not removed by us will transfer to DOE at the end of the lease term, and if we elect to remove any capital improvements, we are required to pay any increases in DOE’s D&D costs that are a result of our removing the capital improvements;

•
DOE must indemnify us for costs and expenses related to claims asserted against us or incurred by us arising out of the U.S. government’s operation, occupation, or use of the plant prior to July 28, 1998; and

•
DOE must indemnify us against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) from a nuclear incident or precautionary evacuation in connection with activities under the lease. Under the Price-Anderson Act, DOE’s financial obligations under the indemnity are capped at approximately $12.7 billion for each nuclear incident or precautionary evacuation occurring inside the United States to which the indemnity applies.

There is also a stand-alone amendment to the GDP facility lease for our long-term use of facilities at the Portsmouth site for the ACP. Termination of the lease with respect to the Paducah GDP would not affect the ACP lease. Further details are provided below under “The American Centrifuge Plant.”

Uranium

Uranium is a naturally occurring element and is mined from deposits located in Canada, Australia and other countries. According to the World Nuclear Association, there are adequate measured resources of uranium to fuel nuclear power at current usage rates for at least 80 years.

Utility customers provide uranium to us as part of their enrichment contracts or purchase the uranium required to produce LEU from us. At December 31, 2013, we held uranium to which title was held by customers and suppliers with a value of $1.3 billion based on published price indicators. The uranium is fungible and commingled with our uranium inventory. Title to uranium provided by customers generally remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer and we take title to the uranium.

After enrichment ceased at the end of May 2013, we began transferring uranium into cylinders appropriate for transport where needed. This work was completed as of the end of February 2014. We have also been transferring uranium inventories to other storage facilities licensed by the U.S. Nuclear Regulatory Commission ("NRC") under agreements with the operators of those facilities. We will control the disposition of that material and will continue to manage deliveries of LEU to fuel fabricators in order to facilitate sales to utilities for consumption in their reactors. We are on track to complete the transfer to other storage facilities of all uranium held at the Paducah GDP prior to July 2014.

Russian Supply

In 2013, we completed our purchases from Russia under the 20-year Megatons to Megawatts program, under which we were the U.S. government’s exclusive executive agent in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, we were designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. We purchased from Russia a total of 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, the equivalent of about 20,000 nuclear warheads. Purchases under the Russian Contract constituted approximately one-half of our supply mix.

We began purchases in 2013 under our 2011 supply agreement with the Russian government entity OAO Techsnabexport (“TENEX”) (the “Russian Supply Agreement”). Unlike the Megatons to Megawatts program, the quantities supplied under the 10-year Russian Supply Agreement will come from Russia’s commercial enrichment activities rather than from down blending of excess Russian weapons material. Under the terms of the agreement, the supply of LEU to us will increase until it reaches a level in 2015 that includes a quantity of SWU equal to approximately one-half the level previously supplied by TENEX to us under the Megatons to Megawatts program. Beginning in 2015, we and TENEX also may mutually agree to increase the purchases and sales of SWU by certain optional quantities of SWU up to an amount equal to the amount we formerly purchased each year under the Megatons to Megawatts program. Deliveries under the Russian Supply Agreement are expected to continue through 2022. The pricing terms for SWU under the agreement are based on a mix of market-related price points and other factors.

Under the Russian Supply Agreement, we purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. The LEU that we obtain from TENEX under the Russian Supply Agreement is subject to quotas and other restrictions applicable to commercial Russian LEU that did not apply to LEU supplied to USEC under the Megatons to Megawatts program. These quotas and restrictions could adversely affect our ability to sell the commercial Russian LEU that we purchase under the Russian Supply Agreement. These quotas limit the amount of Russian LEU that can be sold directly into the United States. The total quota available to TENEX is equal to approximately 20% of the U.S. demand, or about 3 million SWU per year, from 2014 through 2020, with additional quantities of Russian LEU to be imported for use in the initial fueling of new U.S. reactors exempt from the quotas. The Russian Supply Agreement only gives us the right to use a portion of this quota, which is less than the amount of Russian LEU that we are obligated to purchase. Therefore, most of the Russian LEU that we purchase during the term of the Russian Supply Agreement will need to be delivered to customers who will use it in foreign reactors.

The Russian LEU that we deliver to foreign customers can be delivered either at fabrication facilities in the United States or in foreign countries. We have been in discussions with the Department of Commerce regarding a potential modification to a separate quota that applies to deliveries of Russian LEU to foreign customers at U.S. fabrication facilities. The proposed increase would expand our ability to import and deliver Russian LEU to U.S. fabricators on behalf of foreign customers for processing and re-export for consumption outside the United States; however, the timing of any increase of the latter quota is uncertain.

Even with an expanded quota, however, foreign customers may not be able or willing to take delivery of Russian LEU because the quota requires that the LEU be processed and re-exported within a certain period of time, while the customers do not have a current need to fabricate LEU into fuel. This has limited our ability to sell the Russian LEU to our traditional international customers. We have proposed that Japanese customers be allowed to store Russian LEU in the United States. All reactors in Japan were taken off-line following the earthquake and resulting tsunami in March 2011 that caused irreparable damage to four reactors in Fukushima, Japan. In recent months, five Japanese utilities applied to nuclear regulators for permission to restart 17 of the idled reactors, but restarts are not expected to begin until mid-2014 as federal and local approval is obtained. Under our proposal, Japanese customers who wish to store Russian LEU in the United States pending restart of their reactors could do so under conditions intended to protect the U.S. market while the material is in storage. This material would not have to be re-exported within a specific time period until it is withdrawn from storage.

The amount of LEU we must purchase from TENEX under the Russian Supply Agreement is greater than the amount of LEU that we are obligated to deliver under our current backlog of contracts, and therefore we need to make additional sales to absorb the quantities of LEU that were are obligated to buy from TENEX. Due to quotas and other limitations, not all of our delivery obligations under our existing contracts can be met with Russian LEU. While we can use our existing inventory to meet those delivery obligations that cannot be fulfilled with Russian LEU, we expect to deliver the remaining portion of our currently existing inventory in 2016. Unless we can secure changes to the existing limitations on the import of Russian LEU so as to permit us to meet all of our obligations with Russian LEU, we will need to procure LEU from other sources to supply customers to which we cannot supply LEU purchased under the Russian Supply Agreement. Further, geopolitical events such as the events currently taking place in Ukraine, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers. Even in the absence of sanctions or other legal restrictions, customers may be unwilling to agree to purchase or amend contracts to permit delivery of the Russian LEU.

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

2002 DOE-USEC Agreement

On June 17, 2002, USEC and DOE signed an agreement in which both parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry (such agreement, as amended, the “2002 DOE-USEC Agreement”). USEC and DOE have amended the 2002 DOE-USEC Agreement, most recently in June 2012.

The 2002 DOE-USEC Agreement provides that we will begin operation of an enrichment facility using advanced enrichment technology in accordance with certain milestones. A discussion of our American Centrifuge uranium enrichment technology and those milestones is included below under the caption “The American Centrifuge Plant - Project Milestones under the 2002 DOE-USEC Agreement.”

Under the 2002 DOE-USEC Agreement, we agreed to operate the Paducah GDP at a production rate at or above 3.5 million SWU per year and production at Paducah may not be reduced below a minimum of 3.5 million SWU per year until six months before we have permanently added 3.5 million SWU per year of new capacity installed based on advanced enrichment technology. By letter dated May 30, 2013, we provided notice to DOE under the 2002 DOE-USEC Agreement that we would cease enrichment at the Paducah GDP at the conclusion of the agreements related to the one-year, multi-party depleted uranium enrichment program on May 31, 2013.  Under the 2002 DOE-USEC Agreement, DOE can transition operations of the Paducah GDP from our operation to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts.  DOE has not exercised its remedy under the 2002 DOE-USEC Agreement related to the cessation of enrichment and we have been in discussions with DOE to establish a mutually agreed-upon date to return the leased areas to DOE. Additional details are provided above under "Paducah Gaseous Diffusion Plant."

The 2002 DOE-USEC Agreement contains force majeure provisions that excuse our failure to perform under the agreement if such failure arises from causes beyond our control and without our fault or negligence.

The American Centrifuge Plant

We are working to deploy the American Centrifuge technology, a highly efficient uranium enrichment gas centrifuge technology. The American Centrifuge technology is a disciplined evolution of classified U.S. centrifuge technology originally developed by DOE and successfully demonstrated during the 1980s. DOE invested more than $3 billion over 10 years to develop the centrifuge technology, built approximately 1,500 machines and accumulated more than 10 million machine hours of run time. We have improved the DOE technology through advanced materials, updated electronics and design enhancements based on highly advanced computer modeling capabilities. The American Centrifuge technology requires 95% less electricity to produce LEU on a per SWU unit basis than gaseous diffusion technology previously utilized at the Paducah GDP. We are working to deploy this technology in the American Centrifuge Plant (“ACP”) in Piketon, Ohio. This new facility would provide us with a long-term competitive source of uranium enrichment. As the only domestic enrichment facility using U.S. technology, we believe the ACP will be critical to the long-term energy security and national security interests of the United States.

As of December 31, 2013, we have spent approximately $2.5 billion on the American Centrifuge project. We began construction on the ACP in May 2007 after being issued a construction and operating license by the NRC. As part of the original plan to raise the capital required to construct the ACP, in July 2008, we applied for a $2 billion loan guarantee for the project under the DOE Loan Guarantee Program. We have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee. However, instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the RD&D Program as a cooperative cost-sharing research, development and demonstration program, deferring our efforts to raise capital for and commercialize the ACP until sometime in the future. Accordingly, construction activities on the ACP were significantly demobilized in recent years and are not expected to be remobilized until financing for the commercial deployment of the project is in place. The amount of capital that we would be able to contribute to the project going forward will impact our share of the ultimate ownership of the project, which would be reduced as a result of raising equity and other capital to commercially deploy the project.

We are taking steps to strengthen our financial structure by addressing balance sheet issues through a Chapter 11 filing with the U.S. Bankruptcy Court so that we can emerge as a stronger sponsor of the American Centrifuge project. See "Chapter 11 Filing" above.

June 2012 Cooperative Agreement with DOE

On June 12, 2012, USEC and DOE entered into a cooperative agreement to provide cost-share funding for the RD&D Program. The objectives of the RD&D Program are (1) to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 AC100 centrifuge machines and (2) sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the ACP. Under the RD&D Program, we constructed and operated a full 120-machine cascade. Demonstration of the cascade enables us to demonstrate redundancy of the primary cascade support systems for commercial plant operation and to complete integrated testing against operational requirements. The RD&D Program has been extended to April 15, 2014 and will perform additional cascade testing and support the evaluation by DOE of a range of alternatives to support U.S. national security objectives.

The cooperative agreement provides for 80% DOE and 20% USEC cost sharing for work performed beginning June 1, 2012. The cooperative agreement is being incrementally funded, and $279.6 million of DOE funding has been provided as follows:

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

•
$44.4 million of funding was provided in March 2013 by DOE transferring the SWU component of LEU that DOE previously acquired from us in exchange for the transfer of quantities of our depleted uranium to DOE;

•	$49.9 million of funding was provided pursuant to the FY2013 continuing appropriations resolution, through amendments to the cooperative agreement on June 13, 2013 and July 24, 2013;

•	$13.6 million of funding was provided pursuant to the FY2014 continuing appropriations resolution, through an amendment to the cooperative agreement on October 25, 2013;

•	$15.7 million of funding was provided through an amendment to the cooperative agreement on November 25, 2013; and

•	$22.6 million of funding was provided through amendments to the cooperative agreement on January 28, 2014 and February 12, 2014.

Under the cooperative agreement, funding for the RD&D Program is extended through April 15, 2014. The Total Estimated Cost is $350 million and the Total Estimated Government Share is $280 million. DOE’s remaining cost share is conditioned upon us continuing to meet all deliverables on schedule, our continuing to demonstrate to DOE’s satisfaction our ability to meet future deliverables, and the availability of such government funding. The latest funding was included in the omnibus appropriations bill for government fiscal year 2014 passed by Congress and signed by the President in January 2014. This appropriated $62 million for the RD&D Program, including $29.3 million that had been previously provided under the cooperative agreement pursuant to the continuing resolutions that previously funded government operations in government fiscal year 2014 and the additional $22.6 million provided under the cooperative agreement by DOE since its passage.

The omnibus appropriations bill also provides DOE with authority to transfer up to an additional $56.65 million of funding within DOE’s National Nuclear Security Administration appropriations to fund the RD&D Program or a successor program. Such transfer authority is subject to further approval of the House and Senate Appropriations Committees after a minimum 30-day review period. To obtain such approvals, the Secretary of Energy must notify Congress and submit to the Appropriations Committees a cost-benefit analysis of available and prospective domestic enrichment technologies for national security needs and the scope, schedule and cost of the Secretary’s preferred option. Under the RD&D Program, we are supporting DOE’s evaluation of a range of alternatives to support U.S. national security objectives.

The balance of the 2014 omnibus appropriations and such transfer authority funding, if made available, could fund an extension of the RD&D Program or a successor program. Funding for the RD&D Program has only been provided through April 15, 2014, and DOE has stated that it does not plan to extend the RD&D cooperative agreement beyond such date. We continue to discuss with DOE its options for maintaining a domestic enrichment capability and DOE's plans for the American Centrifuge project post-April 15, as well as USEC's potential role in such options and during any transition. However, the scope of and our role in a program after April 15 are uncertain, and we have no assurance that the U.S. government will continue to support the project beyond April 15, 2014. Due to the absence of clarity regarding both DOE funding and DOE’s plans for the American Centrifuge project beyond April 15, USEC Inc. issued notices to all of its employees working on the American Centrifuge project as required by the Worker Adjustment and Retraining Notification ("WARN") Act of the potential for layoffs.

Under the cooperative agreement, we and our subsidiary American Centrifuge Demonstration, LLC (“ACD”) are carrying out the RD&D Program. ACD was established in 2012 for execution of the RD&D Program and has put into place a program management and enhanced program execution structure as required by the cooperative agreement. This structure includes a board of managers who oversees and directs the management of the RD&D Program. The seven-person board is comprised of two independent managers, two managers appointed by

USEC, and one manager appointed by each of Babcock & Wilcox Technical Services Group, Inc., Toshiba America Nuclear Energy Corporation and Exelon Generation Company, LLC.

The amended cooperative agreement includes the following ten technical milestones for the RD&D Program. All ten milestones have been completed on or ahead of schedule and within budget and have been certified as complete by DOE.

•
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

•	Confirm the reliability of the LSDA by accumulating 20 machine years of operation at target speed using AC100 centrifuges with upgraded LSDAs with no more than the projected number of LSDA failures

•
DOE and USEC will jointly agree to revise and further define the test program plan to include agreed parameters and success criteria for tests and such other modifications as the parties agree, such as the inclusion of additional milestones

•	Successfully complete “Extended Feed Rate Range Survey, Machine” test

•	Successfully complete “Machine Performance Parameter Test” test

•	Successfully complete “Power Outage Testing, Machine Response” test

•
Demonstrate AC100 manufacturing quality by operating the commercial demonstration cascade for a minimum of 20 machine years to provide the confidence level needed to support commercial plant operations

•	Demonstrate AC100 reliability by accumulating 20 machine years at target speed and design condition with no more than the expected number of infant, steady-state and electronic recycles

•
Demonstrate sustained production from a commercially staged, 120-centrifuge demonstration cascade configuration for 60 days (approximately 20 machine years) in cascade recycle mode with production availability needed during commercial plant operations using an average AC100 centrifuge production of 340 SWU per centrifuge year

•	Develop parameters and success criteria to test a range of cascade operational parameters and configurations expected to be utilized during enrichment operations

In addition to the ten milestones, the cooperative agreement contains five non-binding performance indicators that are designed to be achieved throughout the RD&D Program and ensure that the RD&D Program is on track to achieve the remaining milestones and other program objectives. All five performance indicators have been completed and certified by DOE.

On June 12, 2012, through our subsidiary ACD, we entered into a contract with DOE to transfer to DOE title to the centrifuge machines and equipment produced or acquired under the RD&D Program. The transferred property included some existing machines and equipment and the machines and equipment that are produced or acquired under the cooperative agreement. DOE will make the transferred property available for no additional fee as leased personal property under the lease agreement between DOE and USEC for the facilities at Piketon, Ohio for the ACP, and at financial closing on the financing for the construction of the ACP, title to the transferred property will transfer to the lessee under and in accordance with the terms of the lease agreement. If we abandon the centrifuge technology and return the premises leased under the DOE lease agreement, prior to installing 1 million SWU capacity, then DOE will keep the transferred property and would be responsible for its disposal.

Project Spending

Continued spending on the American Centrifuge project remains subject to our available liquidity, additional DOE funding under the RD&D Program or a successor program, our willingness to invest further in the project absent funding commitments to complete the project, our ability following the RD&D Program or a successor program to obtain a DOE loan guarantee and additional capital and successfully commercialize the project, and other risks related to the deployment of the ACP. Risks and uncertainties related to the ACP are described in further detail in Item 1A, Risk Factors, including "DOE has stated that it does not plan to extend the RD&D cooperative agreement and we do not currently have any funding in place for the American Centrifuge project beyond April 15, 2014" and "We could demobilize or terminate the American Centrifuge project in the near term, which could have a material adverse effect on our liquidity, business and prospects."

Potential Project Demobilization

Despite the technical progress being made by the RD&D Program, we could still determine to demobilize the project in the event of lack of funding beyond April 15, 2014 or lack of prospects for successful financing and commercialization of the American Centrifuge project. We are currently limited in the amounts we can spend on the American Centrifuge project to the funding available for the RD&D Program, and additional spending reductions may be needed to keep spending within available funding going forward. Funding for the RD&D Program has only been provided through April 15, 2014, and DOE has stated that it does not plan to extend the RD&D cooperative agreement beyond such date. We continue to discuss with DOE its options for maintaining a domestic enrichment capability and DOE's plans for the American Centrifuge project post-April 15, as well as USEC's potential role in such options and during any transition. However, the scope of and our role in a program after April 15 are uncertain, and we have no assurance that the U.S. government will continue to support the project beyond April 15, 2014. We do not have a source for continued funding for the American Centrifuge project after completion of the RD&D Program. The initial actions that could be taken as part of demobilization include:

•	shutdown of the operation of centrifuge machines in the commercial demonstration cascade in Piketon, Ohio as well as machines operating in test facilities in Oak Ridge, Tennessee;

•	preparation for D&D of centrifuge facilities in Piketon and Oak Ridge;

•	development of a transportation, consolidation and storage plan for classified material and information;

•	layoffs of American Centrifuge employees not needed to carry out demobilization; and

•	continued suspension or termination of work by suppliers under their contracts and discussions with suppliers regarding demobilization planning.

We currently estimate that we could incur total employee related severance costs of approximately $16 million for all American Centrifuge workers in the event of a full demobilization of the project. In addition, we currently estimate ongoing contractual commitments, including termination penalties, at December 31, 2013 of approximately $32 million. Depending on the length of the demobilization period, we would also incur costs related to the execution of the demobilization in addition to the severance costs, contractual commitments, contractual termination penalties and other related costs described above which would impose additional demands on our liquidity. These costs of demobilization do not reflect any offsets for salvage or other recovery value of American Centrifuge project assets. Due to the classified nature of the American Centrifuge technology and the license that we have from the NRC, we must develop and execute a transportation, consolidation and storage plan for classified material and information. We must also develop and have approved a D&D plan for the lead cascade and other nuclear operations. See below regarding "- Financial Assurance for Decontamination and Decommissioning."

Manufacturing Infrastructure

We are working with our strategic suppliers to maintain the manufacturing infrastructure developed over the last several years. The RD&D Program provides for the continued production of AC100 machines at low rates, which sustains the supply base and special purpose manufacturing capabilities of our suppliers. Although we have delayed high-volume production of the AC100 machines, our strategic suppliers have demonstrated flexibility and initiative to keep their role in the project moving forward. However, we face challenges with ensuring the ability and willingness of our strategic suppliers to continue at low rates of production for a prolonged period of time absent greater certainty on funding for the project and a definitive timeline.

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

Construction of the physical plant includes various systems such as electric, telecommunications, HVAC and water distribution. Other plant infrastructure that must be completed include the piping that enables UF6 gas to flow throughout the enrichment production facility, process systems to support the centrifuge machines and cascades, a distributed control system to monitor and control the enrichment processing equipment, and facilities to feed natural uranium into the process system and withdraw enriched uranium product. We demobilized most construction activities in August 2009 due to project funding uncertainty. In 2012, we resumed construction in one process building to replace legacy systems with new plant systems and infrastructure required for the commercial demonstration cascade under the RD&D Program. Additional progress on plant design activities related to the uranium feed and withdrawal facility was made under the RD&D Program in 2013, however, all design and construction activities related to the commercial plant were suspended in the fourth quarter of 2013.

Project Milestones under the 2002 DOE-USEC Agreement

The 2002 DOE-USEC Agreement provides that we will develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. In 2012, we amended the 2002 DOE-USEC Agreement and added two new milestones and revised the remaining four milestones relating to the financing and operation of the ACP. These milestone dates were not intended to be representative of management’s view of an updated schedule for deployment of the ACP but were a result of negotiations with DOE. The agreement requires us to submit a revised plan to DOE covering the milestones after November 2014 on or before the date we submit a notice of commitment to proceed with commercial operations which is required by the end of June 2014, and DOE and USEC will discuss adjustment of these remaining milestones as may be appropriate based on this revised plan.

The following milestones remain:

•	May 2014 - Successful completion of the American Centrifuge Cascade Demonstration Test Program

•	June 2014 - Commitment to proceed with commercial operation

•	November 2014 - Secure firm financing commitment(s) for the construction of the commercial ACP with an annual capacity of approximately 3.5 million SWU per year

•	July 2017 - Begin commercial ACP operations

•	September 2018 - Commercial ACP annual capacity at 1 million SWU per year

•	September 2020 - Commercial ACP annual capacity of approximately 3.5 million SWU per year

DOE has full remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the ACP on schedule and such delay was within our control or was due to our fault or negligence. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer certain of our rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. As part of the 2012 amendment to the 2002 DOE-USEC Agreement, we granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes completion of the cascade demonstration test program and national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). We also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or an affiliate or entity acting through us) are no longer willing or able to proceed with, or have determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology. Such commercial purposes license is subject to payment of an agreed upon royalty to us, which shall not exceed $665 million in the aggregate.

NRC Operating Licenses

On May 20, 2011, we submitted to the NRC a request to extend our operating license for the lead cascade, which was scheduled to expire on August 23, 2011. On July 15, 2011, the NRC concluded that our application was complete, but deferred conducting a review of our application. We are proceeding with the RD&D Program and lead cascade operations are expected to continue through at least the end of the RD&D Program, which is currently scheduled through April 15, 2014. Under applicable law, our license will not expire pending NRC's review of a complete application. In April 2007, the NRC issued a license to construct and operate the ACP, and we began construction of the ACP in May 2007. Our construction and operating license is for a term of 30 years and includes authorization to enrich uranium to a U235 assay of up to 10%. Our license is based on a plant designed with an initial annual production capacity of 3.8 million SWU. Effective February 8, 2013, the licenses for the lead cascade and the ACP were transferred to American Centrifuge Operating, LLC, our wholly owned subsidiary.

American Centrifuge Plant Lease

We lease the facilities in Piketon for the ACP from DOE. The process buildings that will house the cascades of centrifuges encompass more than 14 acres under roof. The lease for these facilities and other support facilities is a stand-alone amendment to our lease with DOE for the gaseous diffusion plant facilities in Piketon and in Paducah. The current lease term is through June 2019. We have the option to extend the lease term for additional five-year terms up to 2043 provided we certify that we 1) have an NRC license that is effective at the time of renewal; 2) are meeting our obligations under the 2002 DOE-USEC Agreement related to the demonstration and deployment of advanced enrichment technology; 3) do not intend to abandon and remain committed to the commercial deployment of advanced enrichment technology; and 4) DOE has not made a determination that we have constructively or formally abandoned the advanced enrichment technology project. Thereafter, we also have the right to extend the lease for up to an additional 20 years, through 2063, if we agree to demolish the existing buildings leased to us after the lease term expires and subject to certain other conditions. Our option, with DOE’s consent, to expand the leased property expired by the terms of the lease on September 30, 2013. Rent is based on the cost of lease administration and regulatory oversight in Piketon and is approximately $2 million per year, including estimates for additional charges by DOE for its subcontractors that may be allocated to the ACP. We may terminate the lease upon three years’ notice. DOE may terminate for default, including if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement or if there is an uncured production shortfall. The lease provides DOE with the right to terminate upon notice and applicable cure period in the event we fail to produce an average of 1 million SWU per year measured over a rolling two year performance period commencing with the two year period starting in April 2011. We are not currently producing at the 1 million SWU per year average. In the event DOE issues a notice under the lease, we would have 180 days to cure or to begin to cure if more than 180 days are reasonably required to cure. Additional details are provided in Item 1A, Risk Factors, "Failure to meet milestones under the 2002 DOE-USEC Agreement could result in DOE exercising one or more remedies under the 2002 DOE-USEC Agreement."

Financial Assurance for Decontamination and Decommissioning

Pursuant to contract, DOE has obtained title to certain equipment used in the RD&D Program. Other than equipment transferred to DOE (collectively “DOE Transferred Property”), we own all capital improvements at the ACP and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. This provision is unlike the lease for the gaseous diffusion plants where we may leave the property in an “as is” condition at termination of the lease. DOE generally only remains responsible for pre-existing conditions of the American Centrifuge leased facilities. At the conclusion of the lease, we are obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear). In the event we return the facilities in Piketon, Ohio prior to completing installation of 1 million SWU of capacity, DOE retains title to and responsibility for disposition of the DOE Transferred Property.

We are required to provide financial assurance to the NRC for the D&D of the ACP. The amount of financial assurance is dependent on construction progress and D&D cost projections. We are also required to provide financial assurance to DOE in an amount equal to our current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of us by the NRC for D&D. As of December 31, 2013, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million. The surety bonds are fully collateralized with interest-earning cash deposits. Financial assurance provided for the ACP increased $6.4 million in 2013 related to construction of centrifuge machines as part of the RD&D Program.

If construction of the ACP is resumed, the financial assurance requirements will increase each year commensurate with the status of facility construction and operations. As part of our license to operate the ACP, we provide the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future commercial centrifuge operations. Since machines operated as part of the RD&D Program and as part of the lead cascade are operated in recycle mode, depleted uranium is not generated from these operations.

DOE Technology License

In December 2006, USEC and DOE signed an agreement licensing U.S. gas centrifuge technology to USEC for use in building new domestic uranium enrichment capacity. Under the agreement, we pay royalties to the U.S. government on annual revenues from sales of LEU produced in the ACP. The royalty ranges from 1% to 2% of annual gross revenue from these sales and provides for a minimum payment of $100,000 per year. Payments are capped at $100 million over the life of the technology license. DOE may terminate the license if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

Risks and Uncertainties

The successful commercialization of the American Centrifuge technology is dependent upon a number of factors, including a near term decision by DOE to continue funding the program for national security purposes followed by our ability to successfully market the plant’s output at prices sufficient to support investment, reduce our financial risk and finance the project, the successful completion of the RD&D Program and performance of the American Centrifuge technology, overall cost and schedule, and the achievement of milestones under the 2002 DOE-USEC Agreement. Risks and uncertainties related to the ACP are described in further detail in Item 1A, Risk Factors.

Nuclear Regulatory Commission - Regulation

Our operations are subject to regulation by the NRC. The NRC has extended the current certificate of compliance for the Paducah GDP, which would have expired in December 2013, indefinitely due to the pending termination of the certificate upon the de-lease of the facilities to DOE. The certificate of compliance represents NRC’s determination that the GDP is in compliance with NRC safety, safeguards and security regulations. The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations, and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties for certain violations of its regulations. We have received notices of violation from NRC for violations of these regulations and certificate conditions. However, in each case, we took corrective action to bring the facilities into compliance with NRC regulations. We do not expect that any proposed notices of violation we have received will have a material adverse effect on our financial position or results of operations.

Our operations require that we maintain security clearances that are overseen by the NRC and DOE. These security clearances could be suspended or revoked if we are determined by the NRC to be subject to foreign ownership, control or influence. In addition, statute and NRC regulations prohibit the NRC from issuing any license or certificate for the Paducah GDP and the ACP if it determines that we are owned, controlled or dominated by an alien, a foreign corporation, or a foreign government.

Environmental Compliance

Our operations are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Our prior enrichment and current plant shutdown operations have generated low-level radioactive waste, hazardous waste, and mixed waste (waste having both a radioactive and hazardous component) that is being shipped offsite for disposal at commercial facilities.

Our prior enrichment operations generated depleted uranium that is stored at the Paducah GDP. Depleted uranium is a result of the uranium enrichment process where the concentration of the U 235 isotope in depleted uranium is less than the concentration of .711% found in natural uranium. All liabilities arising out of the disposal of depleted uranium generated before July 28, 1998 are direct liabilities of DOE. During 2012, DOE provided funding for the RD&D Program by accepting title to our balance of depleted uranium. As of December 31, 2013, a small remaining quantity of depleted uranium remains to be transferred to DOE under our agreement.

The Paducah GDP was operated by agencies of the U.S. government for approximately 40 years prior to July 28, 1998. As a result of such operation, there is contamination and other potential environmental liabilities associated with the plant. The Paducah site has been designated as a Superfund site under CERCLA and is undergoing investigations under the Resource Conservation and Recovery Act. Environmental liabilities associated with plant operations prior to July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for the D&D of the Paducah site.

As described above under “The American Centrifuge Plant - Financial Assurance for Decontamination and Decommissioning,” we will be responsible for the D&D of the ACP.

Occupational Safety and Health

Our operations are subject to regulations of the Occupational Safety and Health Administration governing worker health and safety. We maintain a comprehensive worker safety program that establishes high standards for worker safety, directly involves our employees and monitors key performance indicators in the workplace environment.

Competition and Foreign Trade

USEC has three major competitors in the highly competitive global uranium enrichment industry:

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by two German utilities,

•	a multinational consortium controlled by Areva, a company approximately 90% owned by the French government, and

•	the Russian government’s State Atomic Energy Corporation (“Rosatom”), which sells LEU through TENEX, a Russian government-owned entity.

Urenco and Areva own a joint venture called the Enrichment Technology Company (“ETC”) which develops and manufactures centrifuge machines for both owners. All of our competitors use gas centrifuge technology.

We estimate that the enrichment industry market is currently about 50 million SWU per year. Prior to ceasing enrichment at the Paducah GDP, we sold approximately 10 to 12 million SWU per year, of which approximately 5.5 million SWU per year was obtained by us under the Russian Contract. Global LEU suppliers compete primarily in terms of price and secondarily on reliability of supply and customer service.

Urenco reported installed capacity at its European and U.S. enrichment facilities of 17.6 million SWU per year at the end of 2013. Urenco’s announced plans call for total capacity of 18 million SWU per year by the end of 2015.

Areva’s gas centrifuge enrichment plant in France began commercial operations in 2011 and reached installed capacity of 5.4 million SWU per year at the end of 2013. Areva expects full capacity of 7.5 million SWU per year by 2016. Areva announced in 2010 that it had received a conditional commitment for a DOE loan guarantee to build its proposed Eagle Rock centrifuge uranium enrichment plant near Idaho Falls, Idaho. In October 2011, the NRC issued an operating license for the Eagle Rock plant. Areva’s original plan called for initial production in 2014 with a targeted production rate of 3.3 million SWU per year reached by 2018. In December 2011, Areva suspended plans for the Eagle Rock plant as part of an announced strategic overhaul to reduce Areva’s overall debt. While the project has been put on hold, Areva did not exclude the possibility that the Eagle Rock project could proceed under new partnerships. Furthermore, under a new strategic plan, Areva has suspended any planned capacity expansions for its gas centrifuge plant beyond 7.5 million SWU.

Areva and Urenco’s European centrifuge enrichment facilities, as well as their plants in operation or proposed in the United States, use or will use centrifuge machines manufactured in Europe by ETC.

The production capacity for Rosatom/TENEX is estimated by the World Nuclear Association (“WNA”) to be approximately 27 million SWU per year. WNA estimates Russian capacity by 2020 is likely to be in the range of 30-35 million SWU.  Imports of LEU and other uranium products produced in the Russian Federation are subject to the restrictions described below under “Limitations on Imports of LEU from Russia.”

All of our current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.

There are also producers of LEU in China, Japan and Brazil that primarily serve a portion of their respective domestic markets. However, China is emerging as a growing producer and has begun to supply limited quantities of LEU to foreign markets. China has existing centrifuge production capacity that it purchased from Russia and is also deploying its own centrifuge enrichment technology, which could be used for China's domestic needs or to export LEU for sale in foreign markets. Depending on the rate of their development of centrifuge technology or other expansion and their plans for this supply, this could be a source of significant long-term competition.

In addition, GE Hitachi Global Laser Enrichment (“GLE”) has an agreement with Silex Systems Limited, an Australian company, to license Silex’s laser enrichment technology. USEC funded research and development of the Silex technology for several years but terminated the arrangement in April 2003 to focus on the American Centrifuge technology. Since 2008, GLE has taken a phased development process with the goal of constructing a commercial enrichment plant. GLE is operating a test loop facility in Wilmington, North Carolina to determine performance and reliability data, which could be used to make a decision on whether or not to proceed with the construction of a commercial plant. GLE officials said in published reports that such a decision would come after the completion of years of further testing, achievement of regulatory approval, and an analysis of market conditions.

The NRC issued GLE a license in September 2012 for a proposed plant in Wilmington capable of producing up to 6 million SWU per year. More recently GLE has expressed an interest in deploying enrichment capacity at the site of the Paducah GDP after USEC returns the facilities to DOE. On November 27, 2013, DOE announced that it planned to enter into discussions with GLE regarding deploying Silex technology at the Paducah site and the sale of DOE's depleted uranium inventory. In January 2014, GLE informed the NRC of its intent to file an application by September 2014 for an enrichment plant at the Paducah site.

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

The LEU supplied to us under the Russian Supply Agreement is subject to the terms of cooperation agreements between the Russian Federation and the country of destination or other entities.

Limitations on Imports of LEU from Russia

Imports into the United States of LEU and other uranium products produced in the Russian Federation (including LEU imported under the Russian Supply Agreement but not the LEU we imported through the end of 2013 under the Russian Contract) are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. The September 2008 legislation provides that it supersedes the Russian Suspension Agreement in cases where they conflict.

The September 2008 legislation imposes annual quotas on imports of Russian LEU through 2020. From 2008-2011, the quotas only permitted a small amount of LEU to be imported. The quotas increased moderately in 2012 and 2013, and then from 2014-2020 are set at an amount equal to approximately 20% of projected annual U.S. consumption of LEU. These statutory import quotas are substantially similar to the export quotas established under the Russian Suspension Agreement discussed below. However, the legislation also includes the possibility of expanded quotas of up to an additional 5% of the domestic market annually beginning in 2014 if the Russian Federation continues to downblend highly enriched uranium after the Russian Contract is complete. As with the Russian Suspension Agreement, the legislation also permits unlimited imports of Russian LEU for use in initial cores for any new U.S. nuclear reactor.

As amended in February 2008, the Russian Suspension Agreement, which suspended an antidumping investigation on uranium imports from Russia, permits the Russian government to sell a stockpile of LEU containing about 400,000 SWU located in the United States, and establishes annual export quotas for the sale of Russian uranium products to U.S. utilities substantially similar to those in the September 2008 legislation. It also permits unlimited exports to the United States of Russian LEU for use in initial cores for any U.S. nuclear reactors entering service for the first time. In 2021, the suspended investigation (and the Russian Suspension Agreement) will be terminated and the export quotas will no longer apply.

Both the Russian Suspension Agreement and the September 2008 legislation permit the Secretary of Commerce to increase the quotas for Russian LEU in situations where supply is insufficient to meet U.S. demand for LEU.

Limitations on Imports of LEU from France

The U.S. Department of Commerce (“DOC”) imposed an antidumping order on imports of French LEU in 2002.  In December 2012, the DOC and the U.S. International Trade Commission (“ITC”) initiated separate reviews to determine if the antidumping order should remain in place.  This was the second round of “sunset reviews” of the antidumping order. The first round of reviews in 2007 concluded that termination of the antidumping order would lead to the continuation or recurrence of dumping of French LEU (a determination made by the DOC), and to the continuation or recurrence of material injury to the U.S. LEU industry (a determination made by the ITC), which resulted in the order being maintained.

In April 2013, the DOC determined that revocation of the antidumping order would result in the resumption of dumping of French LEU and therefore the order should remain in place.  In November 2013, the ITC commissioners, by a 3-1 vote, determined that revocation of the order would lead to continuation or recurrence of material injury to the domestic enrichment industry. Accordingly, the DOC’s order imposing duties on French LEU to offset dumping will remain in place for at least five more years.

Employees

A summary of our employees by location follows:

	No. of Employees at December 31,
Location	2013	2012
Paducah, KY	852	1,133
Piketon, OH	329	311
Oak Ridge, TN	167	171
Norcross, GA	—	67
Bethesda, MD	84	88
Total Employees	1,432	1,770

As of December 31, 2013, the United Steelworkers (“USW”) and the Security, Police, Fire Professionals of America (“SPFPA”) represented 462 employees primarily at the Paducah GDP as follows:

	Number of Employees	Contract Term
USW Local 5-550	385	July 2016
SPFPA Local 111	77	March 2015

The USW filed a petition with the National Labor Relations Board (“NLRB”) to represent certain hourly employees at our ACP facility in Piketon and an election was held under the supervision of the NLRB in February 2013.  In that election, a majority of eligible workers voted to be represented by the USW. We are engaged in bargaining with the USW on the terms of a collective bargaining agreement.

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

Risks Related to the Filing of Petition under Chapter 11 of the U.S. Bankruptcy Code:

USEC Inc. has filed a petition under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Case”) to restructure its balance sheet which could disrupt our business, adversely affect relationships with key stakeholders, increase expenses and divert management’s attention

While we believe that the Chapter 11 filing will be of short duration and will not be seriously disruptive to our business, we cannot be certain that this will be the case. Although our proposed Plan is designed to minimize the length of the Chapter 11 Case, it is impossible to predict with certainty the amount of time that USEC Inc. may spend in bankruptcy or to assure that the Plan will be confirmed.

Even if the Plan is confirmed on a timely basis, the Chapter 11 proceeding could have an adverse effect on our business. Among other things, it is possible that the bankruptcy proceeding could adversely affect our relationship with key suppliers and employees, the federal government upon which plans for the American Centrifuge project are dependent, and could also adversely affect Enrichment as an important source of funding to USEC Inc. The Chapter 11 proceeding also will involve additional expenses and could materially divert the attention of management from operation of the business and implementation of the strategic objectives related to the American Centrifuge project.

The extent to which the Chapter 11 proceeding disrupts our business will likely be directly related to the length of time it takes to complete the proceeding. If USEC Inc. is unable to obtain confirmation of the Plan on a timely basis because of a challenge to the Plan or a failure to satisfy the conditions to the Plan, USEC Inc. may be forced to operate in bankruptcy for an extended period while it tries to develop a different reorganization plan that can be confirmed, which would increase both the probability and the magnitude of the adverse effects described above.

USEC Inc. may not be able to secure Confirmation of the Plan or may have to modify the terms of the Plan

Even if approved by each class of holders of claims and interests entitled to vote (a “Voting Class”), the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion, may choose not to confirm the Plan. Bankruptcy Code Section 1129 requires, among other things, a showing that confirmation of the Plan will not be followed by liquidation or the need for further financial reorganization of USEC Inc., and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if USEC Inc. was liquidated under Chapter 7 of the Bankruptcy Code. Although we believe that the Plan satisfies such tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

Confirmation of the Plan is also subject to certain conditions. These conditions may not be met and there can be no assurance that Enrichment, a majority of the Consenting Noteholders or the Preferred Investors will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. USEC Inc. reserves the right, subject to the terms and conditions of the Plan, which include obtaining the consent of (a) Enrichment, (b) the majority of Consenting Noteholders and (c) the Preferred Investors (solely with respect to any terms of the Plan that affect the rights of such Preferred Investors), to modify the terms and conditions of the Plan as necessary for confirmation. Any such modifications could result in less favorable treatment of any non-accepting class, as well as any classes junior to such non-accepting class (including shareholders of USEC Inc.), than the treatment currently provided in the Plan. Such less favorable treatment could include a distribution of property (including the new common stock) to the class affected by the modification of a lesser value than currently provided in the Plan or no distribution of property whatsoever under the Plan. Changes to the Plan may also delay the confirmation of the Plan and our emergence from bankruptcy.

USEC Inc. may not be able to secure non-consensual confirmation of the Plan if it is necessary

When any impaired class of claims or equity interests does not accept a Chapter 11 plan, a bankruptcy court may nevertheless confirm such a plan at the proponent’s request if at least one impaired class of claims has accepted the plan (with such acceptance being determined without including the vote of any “insider” in such class), and, as to each impaired class that has not accepted the plan, the bankruptcy court determines that the plan “does not discriminate unfairly” and is “fair and equitable” with respect to the dissenting impaired classes. We believe that the Plan satisfies these requirements with respect to the impaired classes that are deemed to reject the Plan. Nevertheless, in the event that a class does not accept the Plan, although USEC Inc. may seek nonconsensual confirmation with respect to such Voting Class, there can be no assurance that the Bankruptcy Court will reach this conclusion.

USEC Inc. and other parties in interest may object to the amount, classification and treatment of a claim

Except as otherwise provided in the Plan, USEC Inc. reserves the right to object to the amount, classification and treatment of any claim or interest under the Plan. In certain circumstances before the Effective Date of the Plan, other parties in interest may also object to the amount, classification and treatment of any claim or interest under the Plan. Any holder of a claim or interest that is or may become subject to an objection may not receive the distributions described in the Plan.

USEC Inc. may fail to meet all conditions precedent to effectiveness of the Plan

Although we believe that the Effective Date may occur very shortly after the date in which the Bankruptcy Court is anticipated to approve our Plan (the "Confirmation Date"), there can be no assurance as to such timing (or that the Effective Date even occurs). Moreover, if the conditions precedent to the Effective Date, including the entry of a confirmation order of the Bankruptcy Court ("Confirmation Order"), execution and delivery of certain documents, and receipt of all necessary authorizations, have not occurred within a reasonable period of time, the Plan may be vacated by the Bankruptcy Court.

Filing could adversely affect our business and relationships

It is possible that the filing of the Chapter 11 Case could adversely affect our business and relationships with customers, employees and suppliers, as well as with the federal government. Due to uncertainties, many risks exist, including the following:

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities;

•
although we anticipate that claims that are not impaired, including our general unsecured creditors such as trade creditors, will be paid in full on the Effective Date of the Plan for pre-petition claims, holders of such claims may nevertheless suspend or terminate their relationship with us, exercise rights of set-off or similar remedies, and/or further restrict ordinary credit terms or require guarantee of payment, either during or after the Chapter 11 Case;

•	key suppliers could terminate their relationship or require financial assurances or enhanced performance;

•	trade creditors could require payment in advance or cash on delivery;

•	the ability to renew existing contracts and compete for new business may be adversely affected;

•	the ability to pursue acquisitions and obtain financing for such acquisitions may be negatively impacted;

•	competitors may take business away from us; and

•	the operations and relationships of Enrichment, even though not included as a debtor in the Chapter 11 Case, may suffer.

The occurrence of one or more of these events could have a material and adverse effect on our financial condition, operations and prospects.

The Chapter 11 Case may be longer than expected

We cannot be certain that the Chapter 11 Case will be of relatively short duration (e.g., 90 to 120 days) and will not unduly disrupt our business. It is impossible to predict with certainty the amount of time needed in bankruptcy, and we cannot be certain that the Plan will be confirmed. Moreover, time limitations exist within which USEC Inc. has an exclusive right to file a plan before other proponents can propose and file their own plan.

A lengthy Chapter 11 Case would also involve additional expenses and divert the attention of management from operation of the business, as well as create concerns for employees, suppliers and the federal government. Moreover, it may impact USEC Inc.’s continuing availability of financing from Enrichment or impair the ability of Enrichment to provide financing in the future. The disruption that such a Chapter 11 Case would inflict upon the business would increase with the length of time it takes to complete the proceeding and the severity of that disruption would depend upon the attractiveness and feasibility of the Plan from the perspective of the constituent parties, including customers, essential employees and suppliers.

If we are unable to obtain confirmation of the Plan on a timely basis, because of a challenge to the Plan, a failure to obtain an order from the Bankruptcy Court confirming the Plan, or a failure to satisfy the conditions to the effectiveness of the Plan, USEC Inc. may be forced to operate in bankruptcy for an extended period while trying to develop a different reorganization plan that can be confirmed. A protracted bankruptcy case would increase both the probability and the magnitude of the adverse effects described above. Such a protracted process would also jeopardize the proposed reorganization and the benefits we expect to obtain therefrom.

Under certain circumstances, a majority of the Consenting Noteholders, B&W and/or Toshiba may exercise their rights to terminate their respective plan support agreements and withdraw their support from the Plan

The plan support agreements with the Consenting Noteholders, B&W and Toshiba contain certain termination rights. If any of these termination rights are exercised, the Consenting Noteholders, B&W and/or Toshiba may withdraw their support from the Plan. With respect to the timing of the Chapter 11 Case, the termination right will arise if the Confirmation Order is not entered within 100 days after the Petition Date or if the Effective Date of the Plan does not occur within 120 days after the Petition Date. Other rights to terminate the plan support agreements include if DOE terminates or suspends its 80% cost share funding of the RD&D program; there is a termination or suspension or material delay in completion of the RD&D program or there is a termination of the Russian Supply Agreement. For a description of the termination rights under the plan support agreement see description above at Items 1 and 2 at Reorganization Plan Approval Process.

Risks Related to Our Business and Financial Condition:

Uncertainty about our ability to continue as a going concern could have an adverse impact on our liquidity, business and prospects

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the 12- month period following the date of these consolidated financial statements. Although we expect to have adequate liquidity to meet our obligations during 2014, we have reported net losses and a stockholders’ deficit as of December 31, 2013 and, as described above, we have filed a petition under Chapter 11 to restructure our balance sheet.  Although we have no assurance regarding our ability to complete a restructuring, a restructuring could result in significant changes to our capital structure and adjustments to our balance sheet, including the creation of a new entity for accounting purposes, which would have a material impact on our financial statements, including the going concern assumption on which they have been prepared. As a result, the opinion of our independent registered public accounting firm included an explanatory paragraph regarding uncertainty about our ability to continue as a going concern. Uncertainty regarding our ability to continue as a going concern (including the consideration of the explanatory paragraph described above), could:

•	Adversely impact our relationship with DOE, including its willingness to provide additional funding for the RD&D Program including any extension or successor program;

•
Adversely impact our relationships with customers, including requests by customers that we provide adequate assurances of our ability to perform our existing contracts, efforts by customers to modify or terminate these contracts or an unwillingness of customers to enter into new contracts or to advance orders that we may need to manage our liquidity or working capital;

•
Adversely impact our discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of our de-lease of the Portsmouth gaseous diffusion plant and related transition of employees on our defined benefit plan funding obligations;

•	Cause the New York Stock Exchange ("NYSE") to subject us to the continued listing procedures described in the risk factor below in consideration of the explanatory paragraph;

•	Result in other adverse actions by vendors, creditors and other third parties based on their view of our financial strength and future business prospects.

These events could cause or give rise to events that, individually or in the aggregate, could have an adverse impact on our liquidity, business and prospects.

USEC Inc. earns no revenue and is dependent on intercompany support from Enrichment

USEC Inc. has no revenue-generating operations, and all revenue-generating operations are conducted at the subsidiary level. Although USEC Inc. has been a borrower under a third-party credit facility, that facility, as to which Enrichment was also a borrower and pledger of collateral, terminated in September 2013. Since that time, USEC Inc.’s only source of funding of American Centrifuge activities and general corporate expenses has been Enrichment. In addition, we obtained funds from DOE for the RD&D Program, which has a cost-sharing arrangement of 80% from DOE and 20% from USEC Inc. DOE’s share is paid only to reimburse us for incurred costs, so USEC Inc. initially funds 100% of the costs of the RD&D Program. We have satisfied this funding obligation, including the 20% share of costs, through the funding obtained from Enrichment. Although a wholly owned subsidiary of the USEC Inc., Enrichment has a separate board of directors (the “Enrichment Board”) and its own set of creditors. Thus, the ability of USEC Inc. to obtain funding and other support from Enrichment is dependent on a determination by the Enrichment Board that such funding is in the interest of Enrichment. Although the Enrichment Board has authorized Enrichment to provide such funding during and after the bankruptcy proceeding and to provide a guarantee with respect to the New Notes to be issued under the Plan, such current and future funding and support are conditional and dependent on Enrichment’s own financial condition. Enrichment may terminate the current DIP Facility or withdraw its support of the Plan which could have a material adverse effect on USEC Inc.’s liquidity, business and prospects.

The cessation of enrichment at the Paducah GDP could have a material adverse effect on our business and prospects

The Paducah GDP ceased enrichment at the end of May 2013. We are working to reach an agreement with DOE regarding the transition of the Paducah GDP and de-lease of the site back to DOE in the near term. We have provided notice to DOE to terminate the lease with respect to the Paducah GDP by August 2015. DOE has taken the position that we may not return the leased areas until that time without DOE's agreement. While we do not agree with DOE’s position, we have been in discussions with DOE concerning a de-lease of all the areas leased at Paducah in 2014. The inability to negotiate an earlier de-lease date could have a material adverse effect on our business and prospects.

Under the Paducah GDP lease, DOE has the obligation for D&D of the Paducah GDP. Nevertheless, we could incur significant costs in connection with the Paducah GDP transition that could put demands on our liquidity and negatively impact the results of operations, including:

•
Lease Turnover Costs. We expect to incur significant costs in connection with the return of leased facilities to DOE. Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, were $103.0 million in 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales, including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure. As of December 31, 2013, we have accrued current liabilities for lease turnover costs related to the Paducah GDP totaling $30.4 million. Lease turnover costs are costs incurred in returning the Paducah GDP to DOE in accordance with the lease, including removing nuclear material and removing our waste. The actual lease turnover costs could be greater than anticipated, which could result in additional demands on our liquidity and could negatively impact our results of operations.

•
Severance Costs. We have already incurred and expect to incur additional significant severance costs in connection with ceasing enrichment at the Paducah GDP. We initiated an initial workforce reduction of 140 employees that was substantially completed in August 2013. Additional workforce reductions of approximately 206 were made in subsequent months. Further layoffs are expected to occur in stages through 2014, depending on business needs to manage inventory, fulfill customer orders, meet regulatory requirements and transition the site back to DOE in a safe and orderly manner. We estimate that we could incur total employee-related severance costs for those Paducah GDP workers remaining after March 1, 2014 of approximately $18 million to $20 million in the event of a full termination of activities at the site without a transfer of employees to another employer.

•
Pension and Postretirement Benefit Costs. We are engaged in discussions with the PBGC regarding their assertion that the Portsmouth GDP transition is a cessation of operations that triggers liability under ERISA Section 4062(e). We are also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees, including reductions in force. Given the significant number of employees at the Paducah GDP, the amount of any potential liability related to such a transition could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth GDP transition of approximately $130 million. If the PBGC determines that liability has been triggered under ERISA Section 4062(e), the PBGC has the right to require the employer to place an amount in escrow or furnish a bond to the PBGC to provide protection in the event the plan terminates within five years in an underfunded state. Alternatively, the employer and the PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. Any such action taken by the PBGC could severely impact our liquidity.

•
Other Transition Costs. In addition, other activities will increase the cost of sales as we transition after ceasing enrichment. These include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of leased areas and infrastructure. Although enrichment at the Paducah GDP has ceased, for a period of time we will still need to lease certain areas used for ongoing operations such as shipping and handling, inventory management and site services, including deliveries to customers of inventory of LEU, and handling of Russian material under the Russian Contract or under the Russian Supply Agreement. We are currently evaluating the most cost-effective manner of conducting operations at the Paducah GDP to minimize ongoing costs. However, we may not be able to achieve the desired cost savings in the timeframe we expect. In addition, there is no assurance that DOE would accept a de-lease schedule that would be cost efficient.

•
Inventory Relocation and Management. In preparation for the return of the Paducah GDP to DOE, we are moving the uranium inventories held at the Paducah GDP to other licensed commercial nuclear facilities. We expect to manage this inventory under agreements with the operators of the facilities, and will depend on these operators to provide essential services for us, including receiving, managing, protecting, and delivering these inventories as needed, and in some cases, transferring inventories into cylinders that are suitable for transportation and delivery to other processors. All services are provided at our cost and we are dependent upon the performance of these services in a timely manner. In addition to the cost and risk of moving the inventory to these other facilities, we may have to bear the cost and risk of further transportation of all or part of the inventory to other facilities where it can be made available in the future to customers to whom we are obligated to supply the material. These costs and risks are different and potentially greater than the costs and risks associated with inventory management at USEC.

The cessation of enrichment at the Paducah GDP could also have significant impacts on our existing business, including:

•
Assuming we are able to obtain the necessary financial support to complete the American Centrifuge project, but as to which there is no certainty, there is expected to be a transition period of several years until the ACP is in commercial operations, during which we are no longer enriching uranium but are making sales from existing inventory and from future purchases under the Russian Supply Agreement and from other potential sources of supply. We have an objective of minimizing the period of transition until we have a new source of domestic U.S. enrichment production. However, there is currently no definitive timeline for the ACP deployment to provide this source of production and the economics of the American Centrifuge project and the Russian Supply Agreement are severely challenged as a result of current enrichment market conditions. Absent a definitive timeline for deployment of the ACP, efforts to pursue the American Centrifuge project, to implement the Russian Supply Agreement or to pursue other options, could be adversely affected by this lack of certainty in timing and could threaten our overall viability.

•
The cessation of enrichment at the Paducah GDP could adversely affect our relationship with a variety of stakeholders, including customers. Customers could ask us to provide assurances of performance under existing contracts that could adversely affect the business. Customers may also not be willing to modify existing contracts, some of which must be revised to permit acceptance of LEU from anticipated supply sources during the transition period. The cessation of enrichment at the Paducah GDP could also adversely affect our ability to enter into new contracts with customers, including our ability to contract for the output of the ACP and for the material purchased under the Russian Supply Agreement. Substantial inventories of SWU currently exist from our production and from deliveries under the Russian Contract and the Russian Supply Agreement, which we carefully monitor to ensure we can meet our commitments. The ability to maintain inventories and to make deliveries needed to monetize these inventories in order to meet liquidity requirements could be adversely affected if we lost our right to lease the portions of the Paducah GDP where the inventories are held and could not find alternative space where inventories could be kept and delivered.

All of these factors could have a significant adverse effect on our results of operations and financial condition, and correspondingly on our ability to achieve our strategic initiatives.

The success of our LEU business depends on our ability to deploy competitive gas centrifuge enrichment technology

We ceased enrichment at the Paducah GDP at the end of May 2013. We are working to commercialize an advanced uranium enrichment centrifuge technology as a replacement for the Paducah GDP. The construction and deployment of the ACP is a large and capital-intensive undertaking that is subject to significant risks and uncertainties. If we are unable to successfully and timely finance and deploy the ACP or an alternative enrichment technology on a cost-effective basis due to the risks and uncertainties described herein or for any other reasons, our gross profit margins, cash flows, liquidity and results of operations would be materially and adversely affected and our business would likely not remain viable over the long term.

Current enrichment market conditions are severely challenging the economics of the American Centrifuge project and our ability to finance and proceed with commercialization of the project

We are re-evaluating the plan and alternatives for proceeding with the financing and commercialization of the American Centrifuge project. Factors that can affect this plan and the economics of the project include key variables related to project cost, schedule, the status of the supply chain for centrifuge manufacturing and plant support systems, market demand and market prices for LEU, financing costs and other financing terms. An oversupply of nuclear fuel available for sale has increased over time as more than 50 reactors in Japan and Germany have been taken off-line in the aftermath of the March 2011 tsunami that caused irreparable damage to four reactors in Japan. The economics of the project are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, we do not believe that the plans for commercialization of the American Centrifuge project are economically viable without additional government support beyond the $2 billion loan guarantee funding that we applied for from DOE. In addition, low prices for competing fuels such as natural gas and subsidized renewables in the United States could slow the deployment of new base load nuclear power capacity and has resulted in early retirement of five nuclear plants in the United States. Based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, which could continue to adversely affect market prices. If there is a delay or reduction in the number of Japanese reactor restarts, the supply/demand imbalance and its impact on market prices and therefore project economics could worsen. We have also experienced construction cost pressures including inflation due to delays in deployment of the project that are impacting the project economics.

DOE has stated that it does not plan to extend the RD&D cooperative agreement, and we do not currently have any funding in place for the American Centrifuge project beyond April 15, 2014.

The period of performance under and funding for the RD&D Program currently ends on April 15, 2014. We do not currently have any funding in place for the American Centrifuge project beyond such date. Even if the RD&D Program is extended or a successor program is put in place, we do not currently have any funding in place for the project following completion of such extension or successor program, and we anticipate that funding will be needed for the project for the period from completion of the RD&D Program until the receipt of financing for commercial deployment. The amount of any such funding would depend on the level of operations, manufacturing and other project infrastructure that is to be maintained in order to maintain a domestic enrichment capability to meet national security requirements and in order to support a potential future ramp up to commercialization as well as the length of time until financing could be obtained for the plant, and is subject to uncertainty. We continue to discuss with DOE its options for maintaining a domestic enrichment capability and DOE's plans for the American Centrifuge project post-April 15, as well as USEC's potential role in such options and during any transition. However, the scope of and our role in a program after April 15 are uncertain, and we have no assurance that the U.S. government will continue to support the project beyond April 15, 2014. There is no assurance regarding what option, if any, DOE will pursue to maintain a domestic enrichment capability or as to the scope, schedule, cost and funding of such option and whether Congress will support and fund such option. Despite the technical progress being made by the RD&D Program, if additional funding is not in place to continue the American Centrifuge project, if Enrichment discontinues its funding of the Company, or if we determine there is no longer a viable path to commercialization of the American Centrifuge project, we could demobilize or terminate the project in the near term.

We are re-evaluating our plan and alternatives for proceeding with the financing and commercial deployment of the American Centrifuge technology, including the availability of additional government support and have initiated discussions with DOE regarding the project’s need for this support. However, we have no assurance that we will be successful in achieving any of these measures or the timing thereof. In light of our liquidity, we do not have the ability to continue to fund the American Centrifuge project at current levels beyond the end of the RD&D Program without additional government support and even with this support our ability to provide funding throughout 2014 will be limited. Therefore, we continue to evaluate our options concerning the American Centrifuge project, including our role in any government-supported continuation of the project beyond completion of the RD&D Program, further demobilization of or delays in the commercial deployment of the project, and termination of the project. We could make a decision to demobilize or terminate the project in the near term, which would result in severance costs, contractual commitments, contractual termination penalties and other related costs which would impose additional demands, which could be significant, on our liquidity and could affect the Bankruptcy Filing. Further, the plan support agreements provide the majority of the Consenting Noteholders and Preferred Investors with the right to terminate those agreements in the event DOE terminates or suspends its 80% cost-share funding of or there is a termination, suspension or material delay in completion of the RD&D Program or a successor program.
Such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business, and could delay or impact our ability to obtain confirmation of the Plan and our emergence from bankruptcy.

If we are able to obtain the additional government support needed to proceed with commercialization of the American Centrifuge project, we expect to need at least $4 billion of capital in order to commercially deploy the ACP. While a portion of that capital could include cash generated by the project during startup and additional capital contributions from our operations, the majority of the capital will need to come from third parties. We have applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, and we have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on receiving a DOE loan guarantee. We anticipate that under such a financing plan the potential remaining sources for capital could include cash generated by the project during startup, available cash flow from Enrichment’s operations and additional third-party capital. We expect that the additional third-party capital would be raised at the project level, including through the issuance of additional equity participation in the project. We are uncertain regarding the amount of internally generated cash flow from operations that will be available to fund the project in light of the delays in deployment of the project, reduced cash flow from operations as a result of ceasing enrichment at the Paducah GDP and potential requirements for internally generated cash flow to satisfy pension and postretirement benefits and other obligations. The amount of capital that we would be able to contribute to the project going forward would also impact our share of the ultimate ownership of the project, which would be reduced as a result of raising equity and other capital to deploy the project. We do not currently have any of our own funds available to invest in the equity of the ACP in order to retain a meaningful economic stake in the project to the extent it is commercialized.

In order to successfully raise the necessary capital, we need to demonstrate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which as described above is not supported by current enrichment market conditions without additional government support. We could also take actions to restructure the American Centrifuge project that could result in changes in its anticipated ownership of or role in the project.

We could demobilize or terminate the American Centrifuge project in the near term, which could have a material adverse effect on our liquidity, business and prospects

Actions that we may take with respect to the American Centrifuge project could have significant adverse consequences on our business. A demobilization or termination of the American Centrifuge project could raise doubt about our long-term viability and could result in actions by third parties that could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity. For example, the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with actions related to the transition of the Paducah GDP, create potential liabilities under the Employee Retirement Income Security Act of 1974, as amended, Section 4062(e). A demobilization or termination of the American Centrifuge project could also result in actions by vendors, customers, creditors and other third parties in response to this action or based on their view of our financial strength and future business prospects. In addition, we could incur significant costs in connection with a demobilization or termination of the American Centrifuge project that could put significant demands on our liquidity. We currently estimate that we could incur total employee related severance and benefit costs of approximately $16 million for all American Centrifuge workers in the event of a full demobilization of the project. In addition, we currently estimate ongoing contractual commitments, including termination penalties, at December 31, 2013, of approximately $32 million. Depending on the length of the demobilization period, we would also incur significant costs related to the execution of the demobilization in addition to the costs described above. Our actual costs could be greater than these estimates. Continued funding to the Company from Enrichment would also be in doubt in this scenario. Further, the plan support agreements provide the majority of Consenting Noteholders and Preferred Investors with the right to terminate those agreements in the event there is a termination or suspension or material delay in completion of the RD&D Program or a successor program. Such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business, and could delay or impact our ability to obtain confirmation of the Plan and our emergence from bankruptcy.

Actions we have taken or may take to reduce spending on the American Centrifuge project may have adverse consequences on the American Centrifuge project

Funding for the RD&D Program currently ends on April 15, 2014, and there is no assurance that any additional funding for the RD&D Program or the American Centrifuge project will be made available beyond such date. Even if additional funding for the American Centrifuge project is made available, additional spending reductions may be needed to keep spending within available funding going forward. Reductions in spending on the American Centrifuge project or potential demobilization could:

•	adversely affect our ability to execute the American Centrifuge project;

•
cause us to need to suspend or possibly to terminate contracts with suppliers and contractors involved in the American Centrifuge project and make it more difficult to maintain key suppliers for the ACP and the manufacturing infrastructure developed over the last several years;

•
cause us to implement worker layoffs and potentially lose key skilled personnel, all of whom have security clearances, which could be difficult to re-hire or replace, and incur severance and other termination costs;

•	delay efforts to reduce the centrifuge machine cost through value engineering; and

•
delay deployment of the American Centrifuge project and increase its overall cost, which could adversely affect the overall economics of the project and our ability to successfully commercialize the American Centrifuge technology.

Such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business, and could delay or impact our ability to obtain confirmation of the Plan and our emergence from bankruptcy.

Failure to meet milestones under the 2002 DOE-USEC Agreement could result in DOE exercising one or more remedies under the 2002 DOE-USEC Agreement

The 2002 DOE-USEC Agreement requires us to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including the following milestones:

•	May 2014 - Successful completion of the American Centrifuge Cascade Demonstration Test Program

•	June 2014 - Commitment to proceed with commercial operation

•	November 2014 - Secure firm financing commitment(s) for the construction of the commercial ACP with an annual capacity of approximately 3.5 million SWU per year

•	July 2017 - Begin commercial ACP operations

•	September 2018 - Commercial ACP annual capacity at 1 million SWU per year

•	September 2020 - Commercial ACP annual capacity of approximately 3.5 million SWU per year

DOE has full remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the ACP on schedule, and such delay was within our control or was due to our fault or negligence or if we abandon or constructively abandon the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC

Agreement, revoking our access to DOE’s centrifuge technology that is required for the success of the American Centrifuge project, requiring us to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project. We also granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes completion of the cascade demonstration test program and national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). We also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or an affiliate or entity acting through us) are no longer willing or able to proceed with, or have determined to abandon or have constructively abandoned, the commercial deployment of the centrifuge technology. Such commercial purposes license is subject to payment of an agreed upon royalty to USEC, which shall not exceed $665 million in the aggregate.

Any of these actions could have a material adverse impact on our business and prospects. Uncertainty surrounding the milestones under the 2002 DOE-USEC Agreement or the initiation by DOE of any action or proceeding under the 2002 DOE-USEC Agreement could adversely affect our ability to obtain financing for the American Centrifuge project.

The continued effects on the industry of the March 11, 2011 earthquake and tsunami in Japan could materially and adversely affect our business, results of operations and prospects

The nuclear fuel industry continues to be affected by the aftermath of the March 2011 earthquake and tsunami in Japan that irreparably damaged nuclear reactors at Fukushima. The restart of reactors in Japan has taken significantly longer than initially estimated and none of the 50 reactors in Japan is in operation today. Seventeen reactors have begun restart procedures with regulatory authorities, but no reactor is expected to return to operational status before mid-2014. The Japanese Nuclear Regulatory Authority has stated that it will take a minimum of six months to review a reactor seeking to restart, after which utilities must obtain consent from local authorities to commence operations. Germany has shut down eight of its reactors and announced that it will be phasing out all 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, the shutdown of any reactor contributes to the excess supply in the market.

The events at Fukushima and its aftermath have negatively affected the balance of supply and demand. This impact could continue to grow depending on the length and severity of delays or cancellations of deliveries. Prior to the events in Japan, Japanese demand was approximately 6 million SWU annually. The longer that this demand is reduced or absent from the market, the greater the cumulative impact on the market. Market prices for our products are at their lowest levels in more than a decade and this trend could continue or worsen. Suppliers whose deliveries are cancelled or delayed due to shutdown reactors or delays in reactor refuelings have excess supply available to sell in the market. This has adversely affected our success in selling LEU. Decreases in SWU prices have also adversely affected our ability to finance and deploy the ACP. The events have created significant uncertainty and our business, cash flow, results of operations and prospects could be materially and adversely affected.

We have long been a leading supplier of LEU to Japan and TEPCO, owner of the Fukushima plant, has historically been one of our largest customers. Sales to Japanese utility customers in 2013 were approximately $105 million. As of December 31, 2013, estimated future revenue from Japanese utilities under contracts in backlog is expected to be approximately 26% of the total backlog. A portion of these contracts are requirements contracts and therefore sales to Japanese utility customers with such contracts could be delayed or ultimately canceled depending on how quickly their reactors return to service. If deliveries under contracts included in our backlog are significantly delayed, modified or canceled, because purchases are tied to requirements or because customers seek to limit their obligations under existing contracts, our revenues and earnings may be materially and adversely impacted, with a corresponding impact on our financial condition and prospects.

The effects of the March 2011 earthquake and tsunami in Japan, and other market conditions, have impacted our ability to finance and deploy the ACP, including obtaining financing in the timeframe needed and the overall economics of the project. Funding following the RD&D Program, as well as the economics, financing and timing of commercial deployment, are uncertain. The DOE loan guarantee process has taken longer than anticipated and there may be additional delays that could adversely affect our ability to successfully finance and deploy the ACP. Our ability to finance the project could also be further adversely impacted by the potential extended duration of the current supply/demand imbalance in the market for LEU. In addition, while we have discussed with Japanese export credit agencies financing up to $1 billion of the cost of completing the ACP, these discussions could be adversely affected by the impacts of the events in Japan and the delay in commercial deployment. There is no assurance that the Japanese export credit agencies will not shift their priorities in the future or otherwise be unable to provide financing in the amount needed. If our ability to obtain Japanese export credit agency financing was adversely affected, this would also adversely affect the ability to obtain a DOE loan guarantee and complete the ACP.

The March 2011 events in Japan could also have a material and adverse impact on the nuclear energy industry in the long term. The impact of the events could harm the public’s perception of nuclear power and could raise public opposition to the planned future construction of nuclear plants. Some countries may delay or abandon deployment of nuclear power as a result of the events in Japan. Italy has renewed its moratorium on nuclear power and other European Union countries are reviewing their future plans for nuclear power. Countries have undertaken new safety evaluations of their plants and how well they operate in situations involving earthquakes and other natural disasters and other situations involving the loss of power. Several investment banks have exited uranium trading in the past few months and spot demand has declined. The uranium market continues to be oversupplied and prices remain under downward pressure because of the continued delay of reactor restarts in Japan. Demand for nuclear fuel could be negatively affected by such actions, which could have a material adverse effect on our results of operations and prospects.

Any resulting increased public opposition to nuclear power could lead to political opposition and could slow the pace of global licensing and construction of new or planned nuclear power facilities or negatively impact existing facilities’ efforts to extend their operating licenses. The events could also result in additional permitting requirements and burdensome regulations that increase costs or have other negative impacts and could raise concerns regarding potential risks associated with certain reactor designs or nuclear power production. Since Fukushima, the staff of the NRC has issued requirements for design-basis enhancements to improve U.S. nuclear safety. The implementation of these plant upgrades has been projected to cost approximately $3.6 billion over three to five years at the same time that low natural gas prices and subsidies for renewable power sources are challenging the economics of operating plants. This could adversely affect the economic viability of the facilities of our customers. The events in Japan have also raised concerns regarding how to deal with spent fuel, which could result in additional burdensome regulations or costs to the nuclear industry which could potentially impact demand for LEU. These events could adversely affect our business, results of operations and prospects.

We are dependent on purchases of Russian LEU and existing inventory to meet our obligations to customers

With the cessation of enrichment at the Paducah GDP, we are now dependent on purchases of Russian LEU and existing inventory to meet our obligations to customers. While we may be able to acquire alternative sources of supply in the market given the current oversupply, the availability, cost and terms of such alternative sources of supply are uncertain. A significant delay in, or stoppage or termination of, deliveries of LEU from Russia under the Russian Supply Agreement or a failure of the LEU to meet quality specifications set forth in such agreements, could adversely affect our ability to make deliveries to customers and would adversely affect revenues and results of operations. A delay, stoppage or termination could occur due to a number of factors, including logistical or technical problems with shipments, commercial or political disputes between the parties or their governments, or a failure or inability by either party to meet the terms of such agreements. Geopolitical events such as the events currently taking place in Ukraine, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers. An interruption of deliveries under the Russian Supply Agreement could, depending on the length of such an interruption, threaten our ability to fulfill these delivery commitments with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Depending upon the reasons for the interruption and subject to limitations of liability and force majeure terms under sales contracts as well as the availability, cost and terms of alternative sources of supply, we could be required to compensate customers for a failure or delay in delivery. An interruption of deliveries under the Russian Supply Agreement could adversely impact our results of operations, business and prospects.

We may be unable to sell all of the commercial Russian LEU that is purchased under the Russian Supply Agreement for prices that cover our purchase costs, which could adversely affect profitability and the viability of our business; restrictions on imports or sales of Russian LEU could adversely affect the ability to sell commercial Russian LEU purchased under the Russian Supply Agreement

We may not achieve the anticipated benefits from the Russian Supply Agreement because of current market prices for LEU and restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation. The price we are charged for the SWU component of Russian LEU under the Russian Supply Agreement is determined by a formula that combines a mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points, but may result in prices that are not aligned with the prevailing market prices when those prices are depressed, as is currently the case. Currently, the price we pay for Russian LEU is above market prices. Further, there are floor prices applicable to the calculation of the price for such SWU. While the agreement provides for reexamination of a key element of the pricing formula in later years to account for significant increases or decreases in market prices, there can be no assurance that this will result in a reduction in the price we would pay in those years. These factors may limit our ability to make new sales at prices that exceed the purchase price we pay for the Russian LEU. While the prices included in existing sales contracts in our backlog currently exceed the price we pay for Russian LEU, our ability to place Russian LEU into backlog contracts is subject to U.S. import limitations and, in some cases, the contracts’ terms.

As stated previously, the Russian Supply Agreement provides for the supply by TENEX of commercial Russian LEU to USEC over a ten-year period with deliveries beginning in 2013. Sales of Russian LEU are more challenging than sales of material produced in the United States by us. Some of our customers are unable or unwilling to accept Russian LEU. In addition, we may not achieve the anticipated benefits from the Russian Supply Agreement because of restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation. These imports (other than LEU we previously imported under the Russian Contract under the Megatons to Megawatts program) are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. Under the Russian Supply Agreement, we have the right to use a portion of the import quotas to support sales in the United States of SWU purchased under the Russian Supply Agreement beginning in 2014. Prior to the expiration of the quotas at the end of 2020, we will not be able to import for consumption in the United States LEU delivered to us under the Russian Supply Agreement in excess of the portion of the quotas available to us, except for imports that are expressly excluded from the quotas (e.g., LEU for use in fabricating initial fuel cores for any U.S. nuclear reactors entering service for the first time). In 2016, we expect to deliver the remaining portion of our currently existing inventory. Thereafter we will need to procure LEU from other sources or take other actions to service our U.S. customers that we are unable to supply from SWU purchased under the Russian Supply Agreement. Further, the LEU that we cannot sell for consumption in the United States will have to be sold for consumption by utilities outside the United States, but the ability to sell to those utilities may be limited by policies of foreign governments or regional institutions that seek to restrict the amount of Russian LEU purchased by utilities under their jurisdiction, as well as requirements that LEU imported into the United States to be used to fabricate fuel for foreign customers must be processed and re-exported within a certain period of time. While we are seeking revisions to the U.S. import for re-export quotas for deliveries to foreign customers and to allow certain customers who cannot commit to re-export within a certain period of time to hold the material in storage until it is needed, our efforts may not be successful. Further, geopolitical events such as the events currently taking place in Ukraine, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers.  Even in the absence of sanctions or other legal restrictions, customers may be unwilling to agree to purchase or amend contracts to permit delivery of the Russian LEU. Accordingly, there is no assurance that we will be successful in our efforts to sell this LEU in the United States or outside of the United States.

USEC’s defined benefit pension plans are underfunded

We maintain qualified defined benefit pension plans which together cover approximately 7,100 current and former employees and retirees, including approximately 881 active employees. These pension plans are guaranteed by the PBGC, a wholly owned U.S. government corporation that was created by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). At December 31, 2013, these plans were underfunded (based on generally accepted accounting principles (“GAAP”)) by approximately $123 million. On September 30, 2011, we completed the de-lease of the Portsmouth GDP and transition of employees performing government services work to DOE’s D&D contractor. We notified the PBGC of this occurrence. Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer’s employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, the PBGC has the right to require the employer to place an amount in escrow or furnish a bond to the PBGC to provide protection in the event the plan terminates within five years in an underfunded state. Alternatively, the employer and the PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. The PBGC could also elect not to require any further action by the employer. The PBGC has informally advised us of its preliminary view that the Portsmouth GDP transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a “termination basis,” which amount differs from that computed for GAAP purposes) for the Portsmouth GDP transition is approximately $130 million. We informed the PBGC that we do not agree with the PBGC’s view that ERISA Section 4062(e) liability was triggered in 2011, and also dispute the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at the Portsmouth GDP. We plan to engage in further discussions with the PBGC, but have not reached a resolution with the PBGC and there is no assurance that a consensual resolution will be reached.

With respect to the Paducah GDP, which ceased enrichment at the end of May 2013, the PBGC could take the position that ceasing enrichment or other transition actions at the Paducah GDP, either alone or taken together with actions related to the transition of the Portsmouth GDP, could create additional potential liabilities under ERISA Section 4062(e). We would seek to defend against this position based on the facts and circumstances at the time. Given the significant number of employees who were employed at the Paducah GDP prior to the cessation of enrichment, the amount of any potential liability related to the cessation of enrichment or other transition actions at the Paducah GDP could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth GDP transition of approximately $130 million. In the event that ceasing enrichment or other transition actions at Paducah are determined to constitute a cessation of operations that triggers liability under ERISA Section 4062(e), the potential amount of any liability would depend on various factors, including the amount of any underfunding under the affected defined benefit pension plan (also computed based on the plan’s underfunding on a “termination basis”), taking into account plan asset performance and changes in interest rates used to value liabilities, as well as the number of employees who are participants in the affected plan prior to any covered event and the number of such employees who leave the plan as a result of any such event, and whether the pension obligations are transferred to a subsequent employer on the site. In light of current demands on our liquidity, depending on the timing and amount of any requirement to satisfy any such liability, we might not have the cash needed to do so, which could have a material adverse effect on our liquidity and prospects.

In addition, despite the technical progress being made by the RD&D Program, we could still determine to demobilize the project in the event of lack of funding for the American Centrifuge project or lack of prospects for successful financing and commercialization of the American Centrifuge project. The PBGC could take the position that a future decision to demobilize the American Centrifuge project, either alone or taken together with the transition of the Paducah and Portsmouth GDPs, could create additional potential liabilities under ERISA Section 4062(e), the amount of which would depend on the various factors described above. We would also seek to defend against this position based on the facts and circumstances at the time. In light of current demands on the

Company’s liquidity, depending on the timing and amount of any requirement to satisfy any such liability, the Company might not have the cash needed to do so, which could have a material adverse effect on our liquidity and prospects.

Even if we successfully complete the RD&D Program, we may not obtain a loan guarantee from DOE and other financing needed for the project and could demobilize or terminate the project

We applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008. Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the RD&D Program. DOE indicated that the application for a DOE loan guarantee would remain pending during the RD&D Program but has given no assurance that a successful RD&D Program will result in a loan guarantee. We intend to continue to pursue financing for the ACP in the future, including a DOE loan guarantee; however, there is no assurance that we will be successful in obtaining a DOE loan guarantee. Factors that could affect our ability to obtain a DOE loan guarantee include:

•	the ability to address DOE’s technical concerns to DOE’s satisfaction through the RD&D Program;

•
the ability to address DOE’s financial concerns to DOE’s satisfaction, including our inability to achieve the balance sheet restructuring, or even if the balance sheet restructuring is achieved, our inability to address DOE's financial concerns;

•	the ability to address any additional concerns that may be raised by DOE as part of its review of our loan guarantee application in the future;

•	the ability to demonstrate to DOE that we can obtain the capital needed to complete the ACP;

•	reliance on the continued support of our strategic investors, Toshiba and B&W;

•	the ability to reach agreement with DOE regarding the terms of a loan guarantee conditional commitment;

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

In light of our inability to obtain a conditional commitment for the DOE loan guarantee to date, and given the significant uncertainty surrounding the prospects for obtaining a DOE loan guarantee or other government support and the timing thereof, we continue to evaluate our options concerning the American Centrifuge project. We may also take actions in the future if we determine at any time that we do not see a path forward to the receipt of a loan guarantee conditional commitment or if we see further delay or increased uncertainty with respect to our prospects for obtaining a loan guarantee or other government support and commercializing the American Centrifuge project, or for other reasons, including as needed to preserve our liquidity. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the American Centrifuge project could have a material adverse impact on our business and prospects because the long-term competitive position of our LEU business depends on the successful deployment of competitive gas centrifuge enrichment technology.

Apart from a DOE loan guarantee, commercialization of the American Centrifuge technology will require additional external financial and other support that may be difficult to secure

We may not be able to attract the financing needed to complete the ACP. We have had discussions with Japanese export credit agencies (“ECAs”) regarding financing up to $1 billion of the cost of completing the ACP. Any Japanese ECA financing will be subject to the terms and conditions negotiated with the lenders and we will need to satisfy any technical, financial and other conditions to funding in order to close on the financing. We are dependent on Toshiba's support for these discussions. In addition, our ability to obtain Japanese ECA financing is also dependent upon the project receiving a DOE loan guarantee. There is no assurance that we will obtain this financing.

We also expect to need at least $1 billion of capital to complete the project in addition to the DOE loan guarantee and the Japanese ECA funding. The amount of additional capital is dependent on a number of factors, including the amount of any revised cost estimate and schedule for the project, the amount of contingency or other capital DOE may require as part of a loan guarantee, and the amount of the DOE credit subsidy cost that would be required to be paid in connection with a loan guarantee. We currently anticipate the sources for this capital to include cash generated by the project during startup, available cash flow from operations and additional third-party capital. We expect that additional third-party capital would be raised at the project level, including through the issuance of additional equity participation in the project. However, there is no assurance that we will be able to raise this capital. Raising additional equity or other capital to deploy the project would significantly reduce our anticipated share of the ultimate ownership of the project and DOE could determine to terminate the project. Factors that could affect our ability to obtain Japanese ECA financing or other financing needed to complete the ACP or the cost of such financing include:

•	the ability to get loan guarantees or other support from the U.S. government;

•	the continued participation of our strategic investors Toshiba and B&W;

•	the ability to address the financial concerns identified by DOE;

•	potential shifts in the priorities of Japanese ECAs as a result of the March 2011 events in Japan or other factors outside of our control;

•	the ability to satisfy DOE that efforts we have taken, including with respect to the RD&D Program and other efforts to reduce technology risk have addressed their concerns;

•	the estimated costs, efficiency, timing and return on investment of the deployment of the ACP;

•
the ability to secure and maintain a sufficient number of long-term SWU purchase commitments from customers on satisfactory terms, including adequate prices, in particular in light of uncertainty regarding the potential duration of the current supply/demand imbalance in the market for LEU;

•
the level of success of our current operations and the amount of internally generated cash flow from operations that we have available to finance the project and potential requirements for internally generated cash flow to satisfy pension and postretirement benefits and other obligations;

•	our willingness to invest any excess cash in the ACP and the terms of any such investment;

•	SWU prices and current and anticipated future SWU market conditions and the impact on the overall economics of the ACP and our ability to attract the necessary capital;

•	our perceived competitive position and investor confidence in our industry and in USEC;

•	projected costs for the decontamination and decommissioning of the ACP, and the impact of related financial assurance requirements;

•
concerns about our perceived financial strength, including as a result of significant net losses in recent years, our ability to obtain or delays in obtaining confirmation of the Plan, and uncertainty regarding the ability to continue as a going concern;

•	our credit rating;

•	market price and volatility of our common stock, including the New Common Stock to be issued under the Plan;

•	general economic and capital market conditions;

•	the continuing impact of the March 2011 events in Japan;

•	conditions in energy markets;

•	regulatory developments, including changes in laws and regulations;

•
reliance on LEU delivered to us under the Russian Supply Agreement, and uncertainty regarding deliveries and market based components of prices under the Russian Supply Agreement, and limitations on our ability to sell commercial Russian LEU purchased under the Russian Supply Agreement;

•	restrictive covenants in any future financing arrangements that limit operating and financial flexibility; and

•	adverse reactions to USEC Inc.'s filing for Chapter 11 relief which cause potential financing partners to decline participation in the funding of the American Centrifuge project.

Increased costs and cost uncertainty could adversely affect our ability to finance and deploy the ACP

As we execute the RD&D Program, we are reevaluating our approach to the commercial deployment of the technology. We continue to expect the funding needed to complete the project to be substantial. There are significant carrying costs associated with the project and maintaining the manufacturing infrastructure. Following the RD&D Program or if additional funding to extend the RD&D Program or a successor program is not provided in a timely manner or at all, these costs would have to be borne by us. Such additional carrying costs could further threaten the overall economics of the project, and we currently do not have any funding in place to meet any such costs.

In connection with obtaining any financing in the future for commercial deployment, including as part of any submittal of a future update to our application with the DOE Loan Guarantee Office and other American Centrifuge commercialization efforts, we would need to resume negotiating with suppliers regarding the transition to fixed cost or maximum cost contracts to complete the project. However, these suppliers may not be willing to provide fixed cost or maximum cost contracts on terms that are acceptable to us or potential lenders or at all. The cost and schedule for the project would depend on a large variety of factors, including how we ultimately deploy the project and the timing thereof, decisions by DOE and Congress on whether to extend, revise or terminate the RD&D Program or a successor program and on the preferred option (if any) for maintaining a domestic enrichment capability to meet national security requirements as well as the scope, schedule, cost and funding for such option, the outcome of future discussions with suppliers, changes in commodity and other costs, and the ability to develop and implement cost saving and value engineering actions. There is no assurance that we will achieve required schedule or target costs for the project or that we will develop a viable business plan for commercial deployment that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which as described above is not supported by current enrichment market conditions without additional government support.

Further increases in the cost of the ACP would increase the amount of external capital we must raise and would adversely affect our ability to successfully finance and deploy the ACP. The costs associated with the ACP may be materially higher than anticipated. Cost estimates and budget for the ACP have been, and will continue to be, based on many assumptions that are subject to change as new information becomes available or as events occur. Regardless of our success in implementing the RD&D Program, uncertainty surrounding our ability to accurately estimate costs or to limit potential cost increases could adversely affect our ability to successfully finance and deploy the ACP. Inability to finance and deploy the ACP could have a material adverse impact on our business and prospects because the long-term competitive position of our LEU business depends on the successful deployment of competitive gas centrifuge enrichment technology.

The centrifuge machines and supporting equipment deployed in the ACP may not meet performance or availability targets over the life of the project

The target output for the ACP is based on assumptions regarding performance and availability of centrifuge machines and related equipment and actual performance may be different than expected. Factors that can influence performance include:

•	the performance and reliability of individual centrifuge components built by strategic suppliers;

•	the availability and performance of plant support systems;

•	the operable lives of individual components and the level of maintenance required to sustain overall plant availability;

•	the ability to acquire or manufacture replacement parts for centrifuges or plant support systems when needed; and

•	differences in actual commercial plant conditions from the conditions used to establish and test design criteria.

Failure to achieve targeted performance over the life of the ACP could affect the overall economics of the ACP and the ability to finance and successfully deploy the project. This could have a material adverse impact on our business and prospects.

We rely on third-party suppliers for key components for the AC100 machine for the RD&D Program and the ACP

We rely on third-party suppliers for key American Centrifuge components. Although spending on the American Centrifuge project has been reduced, we continue to purchase from suppliers key components for the AC100 machines that are being assembled and built as part of the RD&D Program. In the event the project is ramped up, the dependence on key suppliers will increase. The failure of any of the suppliers to provide their respective components as scheduled or at all or of the quality and the precise specifications needed could result in substantial delays in, or otherwise materially hamper, the deployment of the ACP.

There are a limited number of potential suppliers for these key components and finding alternate suppliers could be difficult, time consuming and costly. Because of this, our ability to obtain favorable contractual terms with these suppliers is limited. We may also have issues with respect to the retention of key suppliers as a result of reduced spending or as a result of further delays in commercial deployment, which could adversely affect our ability to remobilize.

We could face challenges with ensuring the ability and willingness of strategic suppliers to continue at low rates of production for a prolonged period of time absent greater certainty on timing for financing and a definitive timeline for commercialization and full remobilization. While executing the RD&D Program, we expect to continue our current agreements with suppliers in which we bear certain cost, schedule and performance risk. Although we will seek to manage these risks, no assurances can be provided that we will be able to do so. This could result in cost increases and unanticipated delays. Our inability to effectively integrate these suppliers and other key third-party suppliers could also result in delays and otherwise increase costs. Delays could also occur if we decide to search for alternate suppliers or to self-perform certain items that we previously anticipated outsourcing to third-party suppliers.

We are dependent on the continued cooperation and support of Toshiba and B&W

Toshiba and B&W have been important strategic partners to us in our effort to deploy the American Centrifuge project. Their support was evidenced in the investment transactions that resulted in Toshiba and B&W acquiring the USEC Preferred Stock and agreeing to make additional investments conditioned upon, among other things, progress in obtaining a loan guarantee from DOE. Although the conditions were not satisfied prior to the Petition Date, and thus no additional investments were made, Toshiba and B&W have continued to evidence their support by entering into, respectively, the Toshiba Plan Support Agreement and the B&W Plan Support Agreement. If either Toshiba or B&W were to withdraw their support for the American Centrifuge project, that could have a significant adverse impact on our ability to deploy the ACP and on our business and prospects. The ability to obtain Japanese ECA financing is highly dependent on the continued support by Toshiba. If the ability to obtain Japanese ECA financing were adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the ACP.

We may not realize the expected benefits of strategic relationships with Toshiba or B&W

In connection with their investment, we entered into a strategic relationship agreement with Toshiba and B&W that provided a process to explore potential business opportunities throughout the nuclear fuel cycle. However, the realization of the expected benefits of these strategic relationships is subject to a number of risks, including:

•	success in potential efforts to sell LEU in connection with Toshiba’s nuclear power plant proposals, including Toshiba’s success in nuclear reactor sales;

•	success in achieving cost savings and other benefits through the manufacturing joint venture with B&W;

•	success in reaching agreement on and meeting the conditions for any additional investment by B&W or Toshiba in the American Centrifuge project; and

•	success in strengthening American Centrifuge project execution depth through our relationship with Toshiba and B&W.

We may not achieve the perceived benefits of the strategic relationships to the extent anticipated, which could have an adverse impact on the perceived benefits of these strategic relationships and our prospects.

The ability to retain key personnel is critical to the success of our business

The success of our business depends on key executives, managers and other skilled personnel. The ability to retain these key personnel may be difficult in light of USEC Inc.’s filing for Chapter 11 relief, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. We do not have employment agreements with our corporate executives or other key personnel, nor do we have key man life insurance policies. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity. In addition, most of the key personnel are involved in the development of the centrifuge technology and many of them have security clearances. The loss of these key personnel could result in delays in the deployment of the American Centrifuge project. Given the proprietary nature of centrifuge technology, we are also at risk as to its intellectual property if key employees resign to work for a competitor.

Changes in the price for SWU or uranium could affect gross profit margins and the ability to service indebtedness and finance the American Centrifuge project

As previously discussed, the events at Fukushima and its aftermath have negatively affected the balance of supply and demand and there is limited uncommitted demand for LEU prior to the end of the decade. This supply/demand imbalance was reflected in lower uranium and nuclear fuel prices during 2012 and 2013. These market prices for our products are at their lowest levels in more than a decade. Changes in the price for SWU and uranium are also influenced by numerous other factors, such as:

•	LEU and uranium production levels and costs in the industry;

•	actions taken by governments to regulate, protect or promote trade in nuclear material, including the continuation of existing restrictions on unfairly priced imports;

•	actions taken by governments to narrow, reduce or eliminate limits on trade in nuclear material, including the decrease or elimination of existing restrictions on unfairly priced imports;

•	the release by governments of stockpiles of enriched and natural uranium without consideration of the adverse impact of the availability of those stockpiles on producers;

•	actions of competitors;

•	exchange rates;

•	availability and cost of alternate fuels; and

•	inflation.

The long-term nature of SWU sales contracts with customers delays the impact of any material change in market prices and may prolong any adverse impact of low market prices on gross profit margins. For example, even if prices increase and new higher-priced contracts are secured, the contractual obligations under contracts signed prior to the increase are to deliver LEU and uranium at the lower prices. A decrease in the price for SWU could also affect our future ability to service our indebtedness and finance the American Centrifuge project.

The price we are charged for the SWU component of Russian LEU under the Russian Supply Agreement is determined by a formula that combines a mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points, but may result in prices that are not aligned with the prevailing market prices when those prices are depressed, as is currently the case. Currently, the price we are paying for Russian LEU is above market prices. Further, there are floor prices applicable to the calculation of the price for such SWU. While the agreement provides for reexamination of a key element of the pricing formula in later years to account for significant increases or decreases in market prices, there can be no assurance that this will result in a reduction in the price we would pay in those years. These factors may limit our ability to make new sales at prices that exceed the purchase price we pay for the Russian LEU. While the prices included in our existing sales contracts in our backlog currently exceed the price we pay for Russian LEU, our ability to place Russian LEU into our backlog contracts is subject to U.S. import limitations and, in some cases, the contracts' terms.

We face significant competition from three major producers who may be less cost sensitive or may be favored due to national loyalties and from emerging competitors

We compete with three major producers of LEU, all of which are wholly or substantially owned by governments: Areva (France), Rosatom/TENEX (Russia) and Urenco (Germany, Netherlands and the United Kingdom). These competitors use centrifuge technology to enrich uranium. In addition, Urenco and Rosatom/TENEX are currently expanding their centrifuge production capacity.

There is also the potential that any of these suppliers will further increase their expansion rates from what they have announced, or for Areva to proceed with a currently suspended planned expansion in the United States. All of these represent competition in our efforts to sell SWU, including output from the ACP. We also face competition from China and others.

Our competitors have greater financial resources than we do, including access to below-market financing terms. Foreign competitors enjoy support from their government owners, which may enable them to be less cost- or profit-sensitive than us. In addition, decisions by foreign competitors may be influenced by political and economic policy considerations rather than commercial considerations. For example, foreign competitors may elect to increase their production or exports of LEU, even when not justified by market conditions, thereby depressing prices and reducing demand for LEU, which could adversely affect our revenues, cash flows and results of operations. Similarly, the elimination or weakening of existing restrictions on imports from foreign competitors could adversely affect our revenues, cash flows and results of operations.

Dependence on our largest customers could adversely affect us

In 2013, our 10 largest customers represented 69% of total revenue and our three largest customers represented 37% of total revenue. Revenue from Energy Northwest under the depleted uranium enrichment arrangement represented approximately 20% of total revenue in 2013 and 2012, and this agreement has now ended. A reduction in purchases from our other largest customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption in their operations that reduces their need for LEU from us, could adversely affect our business and results of operations, with a corresponding negative impact upon us.

We are seeing increased price competition as competitors and secondary suppliers lower their prices to sell excess supply created by current market conditions. This has adversely affected our sales efforts for the ACP. Because price is a significant factor in a customer’s choice of a supplier of LEU, when contracts come up for renewal, customers may reduce their purchases from us if we are not able to compete on price, resulting in the loss of new sales contracts. Historically, our ability to compete on price has been limited by the higher operating costs at the Paducah GDP than competitors who operated centrifuge facilities and are protected from competition in their home markets. We also must sell the potential future output of the ACP under long-term contracts on price and other terms that will support a reasonable business case and financing for the ACP. Once lost, customers may be difficult to regain because they typically purchase LEU under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with the largest customers, our ability to raise prices in order to respond to increases in costs or other developments may be limited. In addition, because we have a fixed commitment to purchase Russian LEU under the Russian Supply Agreement, any reduction in purchases by the customers below the level required for us to resell both our inventory and the Russian material could adversely affect revenues, cash flows and results of operations.

The ability to compete in certain foreign markets may be limited for political, legal and economic reasons

Agreements for cooperation between the U.S. government and various foreign governments or governmental agencies control the export of nuclear materials from the United States. If any of the agreements governing exports to countries in which customers are located were to lapse, terminate or be amended, it is possible sales could no longer be made or LEU could no longer be delivered to customers in those countries. This could adversely affect our results of operations.

Purchases of LEU by customers in the European Union are subject to a policy of the Euratom Supply Agency that seeks to limit foreign enriched uranium to no more than 20% of European Union consumption per year. Application of this policy to consumption in the European Union of the LEU that we supply or purchase can significantly limit our ability to make sales to European customers.

Further, geopolitical events such as the events currently taking place in Ukraine, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers.

Certain emerging markets lack a comprehensive nuclear liability law that protects suppliers by channeling liability for injury and property damage suffered by third persons from nuclear incidents at a nuclear facility to the facility’s operator. To the extent a country does not have such a law and has not otherwise provided nuclear liability protection for suppliers to the projects to which we supply SWU, we intend to negotiate terms in customer contracts that we believe will adequately protect us in a manner consistent with this channeling principle. However, if a customer is unwilling to agree to such contract terms, the lack of clear protection for suppliers in the national laws of these countries could adversely affect our ability to compete for sales to meet the growing demand for LEU in these markets and our prospects for future revenue from such sales.

The dollar amount of the sales backlog, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under existing contracts with customers. At December 31, 2013, backlog was estimated to be $3.3 billion, including $0.4 billion expected to be delivered in 2014. There is no assurance that the revenues projected in the backlog will be realized, or, if realized, will result in profits. While most of our contracts provide for fixed purchases of SWU, some contracts are tied to the customer’s SWU requirements. Accordingly, the estimate of backlog is partially based on customers’ estimates of the timing and size of these fuel requirements that may prove to be inaccurate. Backlog is also based on estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are unpredictable, particularly in light of general uncertainty in the nuclear market and the economy generally. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. These forecasts may not be accurate, and therefore estimates of future prices could be overstated. Any inaccuracy in estimates of future prices would add to the imprecision of the backlog estimate.

For a variety of reasons, the amounts of SWU and uranium that we will sell in the future under existing contracts, and the timing of customer purchases under those contracts, may differ from estimates. Customers may not purchase as much as we predicted, nor at the times we anticipated, as a result of operational difficulties, changes in fuel requirements or other reasons. Reduced purchases would reduce the revenues we actually receive from contracts included in the backlog. For example, revenue could be reduced by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions, or by an interruption of deliveries of Russian LEU that are needed to meet our delivery commitments to customers. Efforts taken to advance customer orders, including any discounts that are given, could also reduce the amount we receive under contracts in the backlog. Customers could also seek to modify or cancel orders in response to concerns regarding our financial strength or future business prospects, including as a result of the transition of the Paducah GDP or as a result of the Chapter 11 filing.

The backlog includes sales prices that are significantly above current market prices. Therefore, customers may seek to limit their obligations under existing contracts or may be unwilling to extend contracts that have termination rights. The backlog also includes contracts that must be revised to reflect anticipated supply sources during the transition period. Certain customers have contracted with us on the expectation that we would obtain financing for, or deploy, the ACP by certain deadlines in the future that if missed, would give the customer a right to terminate the remainder of the contract. We estimate that approximately 30% of our backlog is under contracts with requirements related to financing or deployment of the ACP. We have been working with customers to renegotiate those contracts to modify or eliminate any such termination rights. We expect to continue to work with customers regarding the remaining contracts, however, some customers have indicated they expect to exercise their contract termination rights in light of current market prices. We are also working with customers to modify contracts that may have delivery, scheduling, origin or other terms that may be inconsistent with anticipated supply sources during the transition period. We have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our backlog. A loss of all or part of the existing backlog, or a reduction in its value, also could adversely affect our ability to secure adequate contracts to support commercialization of the American Centrifuge project and the likelihood that we will succeed in securing financing for, or deploying, the ACP and thereby adversely affect our prospects.

Unless market conditions improve or we lower price to compete with excess supply, we expect to continue to see a reduction to our sales backlog over time. Our ability to make new sales is also constrained by the uncertainty about the future prospects associated with the transition from production at the Paducah GDP to commercial production at the ACP. During the period of transition to commercialization of the ACP, we anticipate a lower level of revenue and sales, aligned with our anticipated sources of LEU.

The sources of supply to meet existing backlog will include LEU delivered under the Russian Supply Agreement, which is subject to U.S. government quotas in the U.S. market and foreign trade restrictions in other markets, and which does not fit the origin requirements of every contract in the backlog. To the extent our delivery obligations cannot be fully met with Russian LEU under the Russian Supply Agreement, we expect to rely on inventory (and, in the future, supply from the ACP). To the extent these sources are insufficient, we could also seek to secure supply from producers and secondary suppliers of LEU with origins that are acceptable under existing contacts, and could also seek a relaxation of trade restrictions or an increase in quotas available to us, but the timing, cost and availability of any these options is uncertain.

Our future prospects are tied directly to the nuclear energy industry worldwide

Potential events that could affect either nuclear reactors under current or future contracts with us or the nuclear industry as a whole, include:

•	accidents, terrorism or other incidents at nuclear facilities or involving shipments of nuclear materials;

•	regulatory actions or changes in regulations by nuclear regulatory bodies;

•	decisions by agencies, courts or other bodies that limit our ability to seek relief under applicable trade laws to offset unfair competition or pricing by foreign competitors;

•	disruptions in other areas of the nuclear fuel cycle, such as uranium supplies or conversion;

•	civic opposition to, or changes in government policies regarding, nuclear operations;

•	business decisions concerning reactors or reactor operations;

•	the need for generating capacity; or

•	consolidation within the electric power industry.

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

Changes to, or termination of, any agreements with the U.S. Government, or deterioration in our relationship with the U.S. Government, could adversely affect results of operations

We are a party to a number of agreements and arrangements with the U.S. government that are important to the business, including:

•	leases for the Paducah GDP and the American Centrifuge facilities;

•	the 2002 DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and centrifuge technology;

•	the RD&D Cooperative Agreement with DOE for the RD&D Program; and

•	contract work for DOE and DOE contractors at the Paducah GDP.

Termination or expiration of one or more of these agreements, without replacement with an equivalent agreement or arrangement that accomplishes the same objectives as the terminated or expired agreement(s), could adversely affect our results of operations. In addition, deterioration in our relationship with the U.S. agencies that are parties to these agreements could impair or impede our ability to successfully implement these agreements, including the de-lease and transition of the Paducah GDP, which could adversely affect results of operations.

We may not be successful in collecting amounts due from DOE related to U.S. Government contract work

We previously performed services under contract with DOE at the Portsmouth GDP, which contracts expired in 2011. We may not be successful in collecting unpaid receivables from DOE for such work. Our consolidated balance sheet includes gross receivables from DOE or DOE contractors for contract services work totaling $98.4 million as of December 31, 2013. Of the $98.4 million, $80.8 million represents certified claims submitted to DOE under the Contract Disputes Act (“CDA”) consisting of $38.0 million in claims for payment of breach-of-contract amounts due to DOE’s failure to timely approve provisional billing rates equaling unreimbursed costs for the periods through December 31, 2011 and $42.8 million in claims for reimbursement of DOE’s share of pension and postretirement benefit costs related to the close-out of the Portsmouth contracts discussed below. The DOE contracting officer has denied our initial claims for payment of $38.0 million related to billing rates. We appealed DOE’s denial of our claims to the U.S. Court of Federal Claims on May 30, 2013. There is no assurance that we will be successful in these claims or recover any amounts for these past due receivables.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to Portsmouth site employees who performed work under contracts with DOE and transitioned to DOE’s D&D contractor. DOE denied payment on this invoice in January 2013 and subsequent to providing additional information, as requested, to DOE, we submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. DOE subsequently requested additional information. In the third quarter of 2013, we recognized a long-term receivable for this claimed amount. The receivable has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts invoiced by us to date. There is no assurance that DOE will agree with us or that we will be successful in recovering amounts from DOE in a timely manner or at all.

Revenue from U.S. government contract work is based on cost accounting standards and allowable costs that are subject to audit by the Defense Contract Audit Agency (“DCAA”) or such other entity that DOE authorizes to conduct the audit. Billing rates are also subject to audit and must be approved by DOE. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs. We have finalized and submitted to DOE incurred cost submissions for the Portsmouth GDP and Paducah GDP contract work for the six months ended December 31, 2002 and the years ended December 31, 2003 through 2012. DCAA historically has not completed their audits of Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004, and has since begun audits of the years ended December 31, 2005 and 2006. During December 2013, DOE provided its position regarding establishing Final Indirect Cost Rates for the FY 2003, CY 2003, CY 2004 and CY2005 periods based in part on audit work performed by DCAA and the DOE contractor. Federal Acquisition Regulations requires the DOE contracting officer to conduct negotiations and prepare a written indirect cost agreement. Neither of these actions has occurred. While we do not agree with all of the findings of the audits for these years, even if accepted, we believe that the minimal impact on the amounts billed demonstrates that DOE’s continued withholding of payments is unwarranted. Audit adjustments, unilateral rate disallowances by DOE or delays by DOE in approving rate increases could reduce the amounts we are allowed to bill or collect for the DOE contract work, require us to refund to DOE a portion of amounts already billed, or delay our timely recovery of costs, which could adversely affect liquidity, cash flows and results of operations. We also perform limited services for DOE at the Paducah site. Such services are principally related to providing security and infrastructure support at the site. DOE has historically failed to timely approve provisional billing rates equaling unreimbursed costs for the services performed. As a result, we have total gross receivables of $98.4 million for services provided to DOE or DOE contractors, as of December 31, 2013. There is no assurance that DOE will revise the provisional billing rates to permit timely payment or that it will ultimately agree to the amounts due.

Our operations are highly regulated by the NRC and DOE

Our operations are subject to regulation by the NRC. The NRC has issued a certificate of compliance for the Paducah GDP. In addition, the American Centrifuge demonstration facility and the construction and operation of the ACP are licensed and regulated by the NRC. The license for ACP activities is held by American Centrifuge Operating, LLC.

The NRC could refuse to renew our certificate or licenses if it determines that: (1) we are foreign owned, controlled or dominated; (2) the issuance of a renewed certificate or license would be inimical to the maintenance of a reliable and economic domestic source of enrichment; (3) the issuance of a renewed certificate or license would be adverse to U.S. defense or security objectives; or (4) the issuance of a renewed certificate or license is otherwise not consistent with applicable laws or regulations in effect at the time of renewal.

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, the NRC regulations and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties or additional requirements and to order cessation of operations for violations of its regulations. Penalties under the NRC regulations could include substantial fines, imposition of additional requirements or withdrawal or suspension of licenses or certificates. Any penalties imposed on USEC could adversely affect our results of operations. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements could also adversely affect our results of operations.

In addition, the American Centrifuge project development and manufacturing facilities in Oak Ridge, and certain operations at our other facilities, are subject to regulation by DOE. DOE has the authority to impose civil penalties and additional requirements, which could adversely affect our results of operations.

Our operations require that we maintain security clearances that are overseen by the NRC and DOE in accordance with the National Industrial Security Program Operating Manual. These security clearances could be suspended or revoked if USEC is determined by the NRC to be subject to foreign ownership, control or influence.

Failures or security breaches of information technology systems could have an adverse effect on our business

Our business requires us to use and protect classified and other protected information. Our computer networks and other IT systems are designed to protect this information through the use of classified networks and other procedures. A material network breach in the security of the IT systems could include the theft of our intellectual property. To the extent any security breach results in a loss or damage to data, or in inappropriate disclosure of classified or other protected information, it could cause grave damage to the country’s national security and to our business. One of the biggest threats to classified information we protect comes from the insider threat - an employee with legitimate access who engages in misconduct. Transitions in the business, in particular the potential for employee layoffs and other transitions, can increase the risk that an insider with access could steal our intellectual property.

Our operations are subject to numerous federal, state and local environmental protection laws and regulations

We incur substantial costs for compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of operations at the Paducah GDP and the American Centrifuge project. Unanticipated events or regulatory developments, however, could cause the amount and timing of future environmental expenditures to vary substantially from those expected.

Pursuant to numerous federal, state and local environmental laws and regulations, we are required to hold multiple permits related to the Paducah GDP and the American Centrifuge project. Some permits require periodic renewal or review of their conditions, and we cannot predict whether we will be able to renew such permits or whether material changes in permit conditions will be imposed. Changes to or an inability to obtain or renew permits could increase costs or impact our ability to meet our obligations to customers and could adversely impact our results of operations and ability to finance the ACP.

Our operations involve the use, transportation and disposal of toxic, hazardous and/or radioactive materials and could result in liability without regard to fault or negligence

Our operations involve the use of toxic, hazardous and radioactive materials. A release of these materials could pose a health risk to humans or animals. If an accident were to occur, its severity would depend on the volume of the release and the speed of corrective action taken by plant emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an actual or suspected release of these materials, including a precautionary evacuation, could result in significant costs for which we could be legally responsible. In addition to health risks, a release of these materials may cause damage to, or the loss of, property and may adversely affect property values.

We lease facilities from DOE at the ACP and centrifuge test facilities in Piketon, Ohio and Oak Ridge, Tennessee. In addition, despite ceasing enrichment at the Paducah GDP, we continue certain operations and currently remain obligated under a lease of the Paducah site from DOE. Pursuant to the Price-Anderson Act, DOE has indemnified USEC against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under the DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. The DOE indemnification does not apply to incidents outside the United States, including in connection with international transportation of LEU.

While DOE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from DOE and DOE may determine that some or all costs are not reimbursable under the indemnification.

We do not maintain any nuclear liability insurance for our operations at the Paducah site. Further, American Nuclear Insurers, the only provider of nuclear liability insurance, has declined to provide nuclear liability insurance to the ACP due to past and present DOE operations on the site. In addition, the Price-Anderson Act indemnification does not cover loss or damage to property located on the leased facilities due to a nuclear incident.

In our contracts, we seek to protect ourselves from liability, but there is no assurance that such contractual limitations on liability will be effective in all cases. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

Levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and postretirement benefit liabilities could adversely affect earnings and cash flows in future periods

Earnings may be positively or negatively impacted by the amount of expense we record for employee benefit plans. This is particularly true with expense for the pension and postretirement benefit plans. Generally accepted accounting principles in the United States require a company to calculate expense for these plans using actuarial valuations. These valuations are based on assumptions relating to financial markets and other economic conditions. Changes in key economic indicators can result in changes in the assumptions used. The key year-end assumptions used to estimate pension and postretirement benefit expenses for the following year are the discount rate, the expected rate of return on plan assets, healthcare cost trend rates and the rate of increase in future compensation levels. The rate of return on pension assets and changes in interest rates affect funding requirements for defined benefit pension plans. The IRS and the Pension Protection Act of 2006 regulate the minimum amount we contribute to our pension plans. The amount required to contribute to pension plans can have an adverse effect on our cash flows.

An ownership change could impact our ability to fully utilize tax benefits

Under Section 382 of the Tax Code, if a corporation or consolidated group of corporations with net operating losses, built-in losses and certain other tax attributes (collectively, the “Tax Benefits”) undergoes an “ownership change,” the use of the Tax Benefits by the corporation or consolidated group generally would be subject to an annual limitation in the post-change period. In general, an “ownership change” occurs if the percentage of value of a corporation’s stock owned by one or more stockholders owning (or deemed to own under Section 382 of the Tax Code) five percent or more of the corporation’s stock increases by more than 50 percentage points over the lowest percentage of value owned by such stockholders over a rolling three-year period.

The use of the Tax Benefits is subject to uncertainty because it will be dependent upon the amount of taxable income generated by USEC, whether certain bankruptcy tax rules apply, the amount that the Tax Benefits will be reduced as a result of the consummation of the restructuring under Chapter 11 and to what extent any surviving Tax Benefits may be subject to an annual usage. There can be no assurance that we will be able to use all or any portion of these Tax Benefits.

Our failure to maintain compliance with the listing requirements of the New York Stock Exchange ("NYSE") could result in a delisting of our common stock and would impair stockholders’ ability to sell or purchase our common stock.

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

In addition, on April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization had caused us to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, we submitted a plan advising the NYSE of definitive action we have taken, or are taking, that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted our plan of compliance and our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. Our plan outlines initiatives we must execute by quarter. These initiatives include successful completion of

ACP development milestones, commercialization activities related to the American Centrifuge project, as well as successful execution of our Russian Supply Agreement and our potential balance sheet restructuring. The NYSE has notified us that if we do not achieve these financial and operational goals, we will be subject to NYSE trading suspension at the point the initiative or goal is not met.

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

Under the terms of our convertible notes, a "fundamental change" is triggered if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require us to repurchase the notes at par for cash. However, as a result of the Chapter 11 filing, any actions to enforce such repurchase right or to otherwise exercise rights under the notes are stayed.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. For example, refer to “Critical Accounting Estimates” in Part II, Item 7 of this report for a discussion of assumptions, estimates and judgments related to our accounting for asset valuations, asset retirement obligations and transition costs, pension and postretirement health and life benefit costs and obligations and income taxes. Changes in accounting rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly affect our results of operations and financial condition.

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

The terms and conditions of our rights with respect to our redemption or exchange right in respect of shares held by foreign persons or contravening persons are as follows:

•
Redemption price or exchange value:  Generally the redemption price or exchange value for any shares of our common stock redeemed or exchanged would be their fair market value. However, if we redeem or exchange shares held by foreign persons or contravening persons and our Board in good faith determines that such person knew or should have known that its ownership would constitute a foreign ownership review event (other than shares for which our Board determined at the time of the person’s purchase that the ownership of, or exercise of rights with respect to, such shares did not at such time constitute an adverse regulatory occurrence), the redemption price or exchange value is required to be the lesser of fair market value and the person’s purchase price for the shares redeemed or exchanged

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

Anti-takeover provisions in Delaware law and in our charter, bylaws and in the indenture governing our convertible notes could delay or prevent an acquisition of us.

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

Our future after emergence will be determined by the new board

The restructuring Plan provides for the current Board of USEC Inc. to be replaced on the Effective Date of emerging from bankruptcy by a new Board. While certain members of the new Board will be continuing from the current Board, they will be joined by new members who have different backgrounds, experiences and perspectives and, thus, may have different views on the issues that will determine the future of the Company. Although there will be certain regulatory, contractual or other constraints on the actions of the new Board, there is no certainty that the new Board will continue to pursue, or will pursue in the same manner, our current strategic plans with respect to the American Centrifuge project or any other matter. Moreover, the new Board may elect to make changes in the current management team which could impact the direction and management of the Company.

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

On March 5, 2014 (the “Petition Date”), USEC Inc. filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) case number 14-10475. The Bankruptcy Filing was a “pre-arranged” filing which, as described further above, included the filing of a proposed Plan of Reorganization (the “Plan”) which is supported by certain holders of the claims and interests impaired under the Plan. USEC Inc.’s subsidiaries (collectively, the “Non-Filing Entities”), including United States Enrichment Corporation (“Enrichment”), which is our primary operating subsidiary, were not part of the Bankruptcy Filing. USEC Inc. will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business. For additional information, refer to Items 1 and 2, "Business and Properties - Chapter 11 Filing".

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at March 31, 2014 follow:

Name	Age	Position
John K. Welch	64	President and Chief Executive Officer
John C. Barpoulis	49	Senior Vice President and Chief Financial Officer
Peter B. Saba	52	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Philip G. Sewell	67	Senior Vice President and Chief Development Officer
Robert Van Namen	53	Senior Vice President and Chief Operating Officer
Marian K. Davis	55	Vice President and Chief Audit Executive
John M.A. Donelson	49	Vice President, Marketing, Sales and Power
Stephen S. Greene	56	Vice President, Finance and Treasurer
J. Tracy Mey	53	Vice President and Chief Accounting Officer
E. John Neumann	66	Vice President, Government Relations
Steven R. Penrod	57	Vice President, Enrichment Operations
Richard V. Rowland	65	Vice President, Human Resources
Paul E. Sullivan	62	Vice President, American Centrifuge and Chief Engineer

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

USEC’s common stock trades on the New York Stock Exchange under the symbol “USU.” On July 1, 2013, USEC effectuated a reverse stock split of 1-for-25 shares in order to regain compliance with the NYSE continued listing criteria related to minimum share price. In the following table, high and low sales prices per share are adjusted for all periods presented to reflect the change in the number of shares.

	2013		2012
	High	Low	High	Low
First Quarter ended March 31	$17.25	$7.75	$48.25	$25.00
Second Quarter ended June 30	11.50	7.00	29.25	16.00
Third Quarter ended September 30	29.12	2.60	26.00	11.75
Fourth Quarter ended December 31	11.39	3.36	21.00	12.25

No cash dividends were paid in 2012 or 2013, and we have no intention to pay cash dividends in the foreseeable future.

There are 25 million shares of common stock authorized. As of March 19, 2014, there were 4,945,549 shares of common stock outstanding. As of March 12, 2014, there were approximately 20,000 beneficial holders of common stock.

Tax Benefit Preservation Plan

On September 30, 2011, the Board of Directors adopted a tax benefit preservation plan to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and net unrealized built-in losses, as described in the Company’s current report on Form 8-K filed on September 30, 2011. The tax benefit preservation plan was terminated on March 4, 2014, as described in the Company’s current report on Form 8-K filed on March 5, 2014.

Fourth Quarter 2013 Issuer Purchases of Equity Securities

None.

Matters Affecting our Foreign Stockholders

In order to aid in our compliance with certain regulatory requirements affecting us, which are described in “Business - Nuclear Regulatory Commission - Regulation”, our certificate of incorporation gives us certain rights with respect to shares of our common stock held (beneficially or of record) by foreign persons. Foreign persons are defined in our certificate of incorporation to include, among others, an individual who is not a U.S. citizen, an entity that is organized under the laws of a non-U.S. jurisdiction and an entity that is controlled by individuals who are not U.S. citizens or by entities that are organized under the laws of non-U.S. jurisdictions.

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

For additional information regarding the foreign ownership restrictions set forth in our certificate of incorporation, please refer to “Risk Factors - Our certificate of incorporation gives us certain rights with respect to equity securities held (beneficially or of record) by foreign persons. If levels of foreign ownership set forth in our certificate of incorporation are exceeded, we have the right, among other things, to redeem or exchange common stock held by foreign persons, and in certain cases, the applicable redemption price or exchange value may be equal to the lower of fair market value or a foreign person’s purchase price.”

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total returns for an investment in the common stock of USEC Inc., the S&P 500 Index, and a peer group of companies. USEC is the only U.S. owned company in the uranium enrichment industry. However, USEC has identified a peer group of companies that share similar business attributes with it. This group includes utilities with nuclear power generation capabilities, chemical processing companies, and aluminum companies. USEC supplies companies in the utility industry and the business of uranium enrichment is similar to that of chemical processing companies. When operating the gaseous diffusion plant, USEC was a large user of electric power similar to aluminum companies. The graph reflects the investment of $100 on December 31, 2008 in the Company’s common stock, the S&P 500 Index and the peer group, and reflects the reinvestment of dividends.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2009	2010	2011	2012	2013
USEC Inc.	$100.00	$85.75	$134.09	$25.40	$11.81	$5.90
S&P 500 Index	$100.00	$126.47	$145.52	$148.59	$172.36	$228.17
Peer Group Index[1]	$100.00	$116.60	$127.59	$146.10	$146.80	$167.89

(1)
The Peer Group consists of: Air Products and Chemicals, Inc., Albemarle Corporation, Alcoa Inc., Constellation Energy Group, Inc. (acquired by Exelon Corporation 3/12/12), Dominion Resources, Inc., Duke Energy Corporation, Eastman Chemical Company, Exelon Corporation, Axiall Corporation (formerly Georgia Gulf Corporation), NL Industries, Inc., PPL Corporation, Praxair, Inc., Progress Energy, Inc. (acquired by Duke Energy Corporation 7/3/12), The Southern Company, and XCEL Energy Inc. In accordance with SEC requirements, the return for each issuer has been weighted according to the respective issuer’s stock market capitalization at the beginning of each year for which a return is indicated.

Item 6. Selected Financial Data

Selected financial data should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations. Selected financial data have been derived from audited consolidated financial statements. For a discussion of material uncertainties that could cause the data herein not to be indicative of our future financial condition or results of operations, see Note 2 to the consolidated financial statements.

	Years Ended December 31,
	2013		2012		2011		2010		2009
	(millions, except per share data)
Revenue:
Separative work units	$1,222.9		$1,821.8		$1,330.9		$1,521.4		$1,647.0
Uranium	71.2		26.0		131.8		236.1		180.7
Contract services	13.4		14.3		138.1		238.4		177.7
Total Revenue	1,307.5		1,862.1		1,600.8		1,995.9		2,005.4
Cost of Sales:
Separative work units and uranium	1,388.8		1,718.5		1,391.1		1,623.2		1,640.3
Contract services	13.6		14.2		134.3		219.8		166.0
Total Cost of Sales	1,402.4		1,732.7		1,525.4		1,843.0		1,806.3
Gross profit (loss)	(94.9)		129.4		75.4		152.9		199.1
Advanced technology costs	186.1		1,313.2	(1)	271.6	(1)	107.8		117.5
Selling, general and administrative	46.8		50.3		56.4		55.0		55.6
Special charges	57.2	(2)	12.3	(2)	—		—		4.1	(2)
Other (income)	(154.3)	(3)	(92.1)	(3)	(3.7)	(3)	(44.4)	(3)	(70.7)	(4)
Operating income (loss)	(230.7)		(1,154.3)		(248.9)		34.5		92.6
Preferred stock issuance costs	—		—		—		6.6	(5)	—
Interest expense	40.1		50.4		11.6		0.6		1.2
Interest (income)	(0.7)		(1.9)		(0.5)		(0.4)		(1.3)
Income (loss) from continuing operations before income taxes	(270.1)		(1,202.8)		(260.0)		27.7		92.7
Provision (benefit) for income taxes	(86.5)		(1.0)		231.8		19.6		35.1
Net income (loss) from continuing operations	(183.6)		(1,201.8)		(491.8)		8.1		57.6
Net income (loss) from discontinued operations (6)	24.7		1.2		0.7		(0.6)		0.9
Net income (loss)	$(158.9)		$(1,200.6)		$(491.1)		$7.5		$58.5
Net income (loss) from continuing operations per share -
Basic	$(37.47)		$(245.26)		$(102.46)		$1.80		$12.80
Diluted	$(37.47)		$(245.26)		$(102.46)		$1.21		$9.00
Net income (loss) per share -
Basic	$(32.43)		$(245.02)		$(102.31)		$1.67		$13.00
Diluted	$(32.43)		$(245.02)		$(102.31)		$1.12		$9.14

	Years Ended December 31,
	2013	2012		2011		2010	2009
	(millions, except per share data)
Balance Sheet Data
Cash and cash equivalents	$314.2	$292.9		$37.6		$151.0	$131.3
Inventories	967.6	1,593.2		1,752.0		1,522.5	1,301.2
Property, plant and equipment, net	7.9	51.0	(1)	1,187.1	(1)	1,231.4	1,115.1
Total assets	1,705.5	2,266.4		3,549.3		3,848.2	3,532.1
Term loan, current	—	83.2		85.0		—	—
Convertible senior notes, current	530.0	—		—		—	—
Convertible preferred stock, current (5)	113.9	100.5		88.6		—	—
Convertible senior notes, non-current	—	530.0		530.0		660.0	575.0
Convertible preferred stock, non-current (5)	—	—		—		78.2	—
Other long-term liabilities	369	594.5		691.0		527.7	598.9
Stockholders’ equity (deficit)	(458.2)	(472.9)		752.4		1,313.8	1,275.6

(1)
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

(2)
Special charges in 2013 and 2012 related to workforce reductions and advisory charges as we took efforts to align the organization with our evolving business environment. Special charges in 2009 related to workforce reductions and contract terminations in connection with reduced American Centrifuge project activities.

(3)	Other income in 2010 through 2013 consists primarily of pro-rata cost sharing support from DOE for partial funding of American Centrifuge project activities.

(4)	Other income in 2009 consists of distributions paid to USEC of custom duties collected by the U.S. government as a result of trade actions.

(5)	In September 2010, Toshiba and B&W made a $75 million investment in the Company. Year-end balances above include paid or accrued dividends paid-in-kind.

(6)
On March 15, 2013, USEC sold its NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under net income from discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report.

Overview

USEC, a global energy company, supplies low enriched uranium ("LEU") for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide.

LEU consists of two components: separative work units ("SWU") and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of the uranium-235 isotope ("U235") and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component. Utility customers typically provide uranium to USEC as part of their enrichment contracts, and USEC delivers LEU to these customers and charges for the SWU component.

We have historically produced or acquired LEU from two principal sources. We produced about half of our supply of LEU at the Paducah gaseous diffusion plant ("Paducah GDP") in Paducah, Kentucky that we lease from the U.S. Department of Energy ("DOE"), and we acquired the other portion under a contract with Russia (the "Russian Contract") under the 20-year Megatons to Megawatts program. Under the Russian Contract, we purchased the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. We ceased enrichment at the Paducah GDP at the end of May 2013 after the one-year arrangement under which we were continuing enrichment at the Paducah GDP was completed. We are actively taking steps to transfer the Paducah site back to DOE. Our purchases under the Megatons to Megawatts program were completed in December 2013. Commencing in June 2013, we continue to acquire Russian LEU under the terms of a 10-year commercial agreement with Russia (the "Russian Supply Agreement"). Purchase quantities under the Russian Supply Agreement will be about half the level we had purchased under the Megatons to Megawatts program unless the parties exercise a mutual option to increase such purchases.

The cessation of domestic enrichment and the successful conclusion of the Megatons to Megawatts program have placed our business in a state of significant transition. Our business will contract in 2014 from one that sold approximately 10 to 12 million SWU annually to one where it is expected to sell about one-third of that volume from existing inventory, the smaller quantities purchased from Russia under the Russian Supply Agreement and potential other suppliers. We expect to be a significantly smaller company with lower revenues for at least several years.

We are re-evaluating our plan and alternatives for proceeding with the financing and commercialization of the American Centrifuge project. Factors that can affect this plan and the economics of the project include key variables related to project cost, schedule, the status of the supply chain for centrifuge manufacturing and plant support systems, market demand and market prices for LEU, financing costs and other financing terms. An oversupply of nuclear fuel available for sale has increased over time as more than 50 reactors in Japan and Germany have been taken off-line in the aftermath of the March 2011 tsunami that caused irreparable damage to four reactors in Japan. The economics of the project are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, we do not believe that our plans for commercialization of the American Centrifuge project are economically viable without additional government support beyond the $2 billion loan guarantee funding that we have applied for from DOE. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, we continue to believe that the deployment of the American Centrifuge project represents our clearest path to a long-term, direct source of domestic enrichment production, and therefore the long-term viability of our LEU business.

We have provided various options to DOE related to preserving the American Centrifuge technology for national security needs which may enable us to maintain the option to deploy the technology for commercial purposes at some point in the future. Over the past two years, we confirmed the technical readiness of the American Centrifuge technology through a cooperative cost-sharing research, development and demonstration program (such program, including any extension or successor program, the "RD&D Program") with DOE. The continuation of the RD&D Program in 2014 includes work primarily related to additional cascade testing. The program continuation also supports DOE analysis of the technology while sustaining program capabilities as DOE considers its options for meeting national security needs. Funding for the RD&D Program has only been provided through April 15, 2014, and DOE has stated that it does not plan to extend the RD&D cooperative agreement beyond such date. We continue to discuss with DOE its options for maintaining a domestic enrichment capability and DOE’s plans for the American Centrifuge project post-April 15, as well as our potential role in such options and during any transition. However, the scope of and our role in a program after April 15 are uncertain, and we have no assurance that the U.S. government will continue to support the project beyond April 15, 2014. We could make a decision in the near term to reduce, demobilize or terminate the American Centrifuge project if additional DOE funding or support is not available or if we determine there is no longer a viable path to commercialization of the American Centrifuge project, as discussed in Part I, Items 1 and 2, "Business and Properties - The American Centrifuge Plant."

In parallel, we are taking steps to strengthen our financial structure by addressing balance sheet issues through a Chapter 11 filing with the U.S. Bankruptcy Court so that we can emerge as a stronger sponsor of the American Centrifuge project. Additional details are provided in Part I, Items 1 and 2, "Business and Properties - Chapter 11 Filing."

Our View of the Business Today

Nuclear power provides approximately 13% of the world’s electricity, and given forecasts for growing electricity usage in global emerging markets, many additional nuclear reactors are expected to be built in the next decade. There are approximately 435 reactors available to generate electricity around the world and more than a dozen countries produce at least 25% of their electricity through nuclear power. According to the World Nuclear Association, more than 70 reactors are under construction around the world, primarily in China, Russia and India. Nearly 500 more are on order, planned or proposed. With an increasing emphasis on reducing the effects of climate change, more governments are looking to nuclear power as a sustainable and climate-friendly source of electricity. Countering this industry optimism is lack of public support in some countries for nuclear power and low-cost natural gas in the United States that is challenging the economic equation that nuclear power’s low fuel cost can offset the high capital cost for building new reactors. In addition, state and federal tax subsidies for renewable power facilities have given those competing sources an economic advantage and are challenging the economics of operating plants.

Our business is in a state of significant transition as we seek to move from the gaseous diffusion technology employed for more than 60 years to a modern, cost-effective gas centrifuge technology. Managing this transition has been made more challenging by current enrichment market conditions. In March 2011, a tsunami resulting from a major earthquake caused irreparable damage to four reactors in Japan. In the regulatory and political aftermath, more than 50 reactors in Japan and Germany were taken off-line. In recent months, five Japanese utilities applied to nuclear regulators for permission to restart 17 of the idled reactors, but restarts are not expected to begin until mid-2014 as federal and local approval is obtained.  In addition, low prices for competing fuels such as natural gas and subsidized renewables in the United States could slow the need for new base load nuclear power capacity and has resulted in early retirement of five U.S. nuclear plants. Germany has announced a national policy to phase out nuclear power by 2022. Together, these shutdowns have significantly affected the global supply and demand for LEU. An oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. Specifically, based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, and therefore fewer opportunities to make additional sales for delivery during that period. If there is a delay or reduction in the number of Japanese reactor restarts, the market impact could worsen.

The market conditions have affected our business plans, including our decision in May to cease enrichment at the Paducah GDP and increased challenges to the economics of our plan to deploy the American Centrifuge technology, as described below. The one-year arrangement with Energy Northwest to enrich depleted uranium supplied to Energy Northwest by DOE was completed on May 31, 2013. We pursued possible opportunities for continuing enrichment at Paducah but DOE concluded that there were not sufficient benefits to the taxpayers to extend enrichment beyond May 31. We ceased enrichment at the end of May 2013 and are working to transition the site back to DOE.

We expect to continue limited operations at the Paducah site during the first half of 2014 in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE. Turnover activities continue as we work to reach agreement on a de-lease plan with DOE. For a limited period, we still need to lease certain areas used for ongoing operations, such as shipping and handling, inventory management and site services. We are taking actions to relocate inventories away from the leased areas and to monetize equipment and property. We have completed repackaging existing inventory and are transferring our inventory to off-site locations to meet future customer orders. For the period May 31, 2013 through December 31, 2013, the number of employees at Paducah declined by 237 through layoffs, retirements and other attrition. Approximately 150 additional employees left USEC through layoffs and attrition through February 28, 2014, and additional layoffs are expected to occur in stages in 2014 depending on business needs.

We are in discussions with DOE regarding the timing of our de-lease of the Paducah GDP from DOE. On August 1, 2013, we provided notice to DOE that we have exercised our rights to terminate the lease with respect to the Paducah GDP upon two years prior notice as permitted under the lease. We can also de-lease portions of the property under lease upon 60 days prior notice with DOE’s consent, which cannot be unreasonably withheld. However, the right of partial de-lease does not include the right of USEC to terminate the lease in its entirety or with respect to the Paducah GDP, which termination is permitted only in accordance with the two-year termination provision of the lease. We anticipate being ready to complete the return of leased premises and to terminate the Paducah GDP lease as early as July 2014. However, based on our current discussions with DOE, the return of the leased premises appears unlikely before October 2014 and we have not reached agreement on a lease termination date prior to August 1, 2015. DOE has indicated that its ability to agree to such an earlier date will depend on its ability to award a contract for deactivation services and be prepared to assume responsibility for the leased areas among other things. In the event that we and DOE are unable to agree on a schedule for termination prior to two years (August 1, 2015), we plan to retain a small portion of the leased premises until such time, at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period we plan to return portions of the leased premises no longer required to meet our business needs. In addition, while DOE has stated that it continues to be willing to work with us to develop a transition plan and schedule for the safe and secure return of the Paducah GDP, DOE has taken the position that we are foreclosed from invoking our rights to a partial return of facilities under the lease. While we strongly disagree with this DOE position, we believe we will be able to reach agreement with DOE on mutually acceptable date to return the leased areas.

We are seeking to manage the impacts of the Paducah transition on our existing business.  With the cessation of enrichment at the Paducah GDP, there will be a transition period of at least several years until the American Centrifuge Plant ("ACP") could be in commercial operations. During this period we will no longer be enriching uranium but making sales from our existing inventory, our future purchases from Russia and other potential sources of supply. We expect to continue discussions with customers regarding our existing backlog, including revisions to contracts to reflect our anticipated sources of supply and potential timing for the financing and commercial production from the ACP.

During 2013, we completed the 20-year contract implementing the Megatons to Megawatts program. In March 2011, we signed a commercial agreement with Russia that provides continued access to this important source of supply following the conclusion of the Megatons to Megawatts program and in the second quarter of 2013 deliveries under this commercial agreement commenced. We have also agreed to conduct a feasibility study to explore the possible deployment of an enrichment plant in the United States employing Russian centrifuge technology.

Our demonstration of the technical capabilities of the American Centrifuge technology has been highly successful and continues in 2014. Construction of the American Centrifuge commercial demonstration cascade in Piketon, Ohio was completed in the first half of 2013. Construction activities then shifted to installing new machines and infrastructure systems, followed by integrated systems testing and equipment conditioning. The demonstration of full 120-machine cascade operations occurred in the fourth quarter. The objectives of the RD&D Program are to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade and to sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This included activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology.

The June 2012 cooperative agreement with DOE, as amended, includes ten technical milestones for the RD&D Program, including one added in January 2014. All ten of the milestones have been completed on or ahead of schedule, and DOE certified their completion. In addition, the cooperative agreement contained five non-binding performance indicators designed to ensure that the RD&D Program remained on track to achieve the milestones and other program objectives. All five performance indicators were completed and certified by DOE.

Our plan is to incorporate the 120-machine cascade as part of a plant with 96 identical cascades. Factors that can affect this plan include key variables related to project cost, schedule, the status of the supply chain for centrifuge manufacturing and plant support systems, market demand and market prices for LEU, financing costs and other financing terms. The project is under cost pressures due to delays in deployment and changes in project scope and design while the price for our LEU product has declined over the past three years to the lowest level in a decade. As a result, the economics of the project are severely challenged and at current market prices we do not believe that our plans for ACP commercialization are economically viable without additional government support.

The cooperative agreement between USEC and DOE defines the scope, funding and technical goals for the RD&D Program and provides for 80% DOE and 20% USEC cost sharing for work performed beginning June 1, 2012. DOE’s contribution is incrementally funded and DOE has provided funding of $279.6 million and USEC has provided funding of $69.9 million. The most recent amendment extends the cooperative agreement through April 15, 2014. The latest funding was included in the omnibus appropriations bill for government fiscal year 2014 passed by Congress and signed by the President in January 2014. This appropriated $62 million for the RD&D Program, including $29.3 million that had been previously provided under the cooperative agreement pursuant to the continuing resolutions that previously funded government operations in government fiscal year 2014. The omnibus appropriations bill also provides DOE with authority to transfer up to an additional $56.65 million of funding within DOE’s National Nuclear Security Administration appropriations to fund the RD&D Program or a successor program. Such transfer authority is subject to further approval of the House and Senate Appropriations Committees after a minimum 30-day review period. To obtain such approvals, the Secretary of Energy must notify Congress and submit to the Appropriations Committees a cost-benefit analysis of available and prospective domestic enrichment technologies for national security needs and the scope, schedule and cost of the Secretary’s preferred option.

The balance of the 2014 omnibus appropriations and such transfer authority funding, if made available, could fund an extension of the RD&D Program or a successor program. Funding for the RD&D Program has only been provided through April 15, 2014, and DOE has stated that it does not plan to extend the RD&D cooperative agreement beyond such date. We continue to discuss with DOE its options for maintaining a domestic enrichment capability and DOE's plans for the American Centrifuge project post-April 15, as well as USEC's potential role in such options and during any transition. However, the scope of and our role in a program after April 15 are uncertain, and we have no assurance that the U.S. government will continue to support the project beyond April 15, 2014. Due to the absence of clarity regarding both DOE funding and DOE’s plans for the American Centrifuge project beyond April 15, USEC Inc. issued notices to all of its employees working on the American Centrifuge project as required by the Worker Adjustment and Retraining Notification ("WARN") Act of the potential for layoffs.

In light of our liquidity, we do not have the ability to continue to fund the American Centrifuge project at the same level as recent years without additional government support and even with this support our ability to provide funding in 2014 will be limited. Therefore, we continue to evaluate our options concerning the American Centrifuge project, including our role in any government-supported continuation of the project beyond completion of the RD&D Program, further demobilization of or delays in the commercial deployment of the project, and termination of the project, and could make a decision to demobilize or terminate the project in the near term. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business, and could delay or impact our ability to obtain confirmation of our financial restructuring plan discussed below and our emergence from bankruptcy.

If we are able to obtain additional government support for the American Centrifuge project and to continue to fund the project beyond the RD&D Program, we expect to need at least $4 billion of capital in order to commercially deploy the ACP.  While a portion of that capital could include cash generated by the project during startup and additional capital contributions from us, the majority of the capital will need to come from third parties. We have been pursuing a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, in order to obtain the funding needed to complete the ACP. In July 2008, we applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP. We have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee.

USEC is re-evaluating its plan and alternatives for proceeding with the financing and commercialization of the American Centrifuge project. Factors that can affect this plan and the economics of the project include key variables related to project cost, schedule, the status of the supply chain for centrifuge manufacturing and plant support systems, market demand and market prices for LEU, financing costs and other financing terms. The economics of the project are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, we do not believe that our plans for commercialization of the American Centrifuge project are economically viable without additional government support beyond the $2 billion loan guarantee funding that we have applied for from DOE. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, we continue to believe that the deployment of the American Centrifuge project represents our clearest path to a long-term, direct source of domestic enrichment production, and therefore the long-term viability of our LEU business. We have provided various options to DOE related to preserving the American Centrifuge technology for national security needs which may enable us to maintain the option to deploy the technology for commercial purposes at some point in the future. Additional details regarding the American Centrifuge project are provided in Part I, Items 1 and 2, "Business and Properties - The American Centrifuge Plant."

On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing is intended to strengthen the Company’s balance sheet, enhance our ability to sponsor the American Centrifuge project and improve our long-term business opportunities. We have reached an agreement on the terms of a financial restructuring plan with the holders of approximately 65% of the principal amount of our convertible senior notes. Under the terms of the agreement, we will replace the approximately $530 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. We also reached an agreement with Babcock & Wilcox Investment Company (“B&W”) and Toshiba America Nuclear Energy Corporation (“Toshiba”) to restructure their preferred convertible equity investment. As strategic investors, Toshiba and B&W remain supportive of deployment of the ACP.

Throughout the restructuring process, we expect to continue our operations and to meet our obligations to our stakeholders, including suppliers, partners, customers and employees, subject to limitations on the ability of USEC Inc. to pay certain pre-petition obligations pending confirmation and implementation of the Plan. We also anticipate the continuation of research, development and demonstration activities for the American Centrifuge technology subject to the availability of continued government funding, as well as the transition activities at the Paducah GDP by United States Enrichment Corporation, which is the primary operating subsidiary of USEC Inc.

We also must continue to effectively respond to events that occur that are outside of our control, including actions that may be taken by vendors, customers, creditors and other third parties in response to our decisions or based on their view of our financial strength and future business prospects. For a discussion of the potential risks and uncertainties facing our business, see Part I, Item 1A, Risk Factors.

LEU Segment

Revenue from Sales of SWU and Uranium

Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of uranium.

The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 22% of revenue from our LEU segment in 2013. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of SWU from us or long-term requirements contracts under which our customers are obligated to purchase a percentage of their SWU requirements from us. Under requirements contracts, a customer only makes purchases when its reactor has requirements for additional fuel. Our agreements for uranium sales are generally shorter-term, fixed-commitment contracts.

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

Customer payments for the SWU component of LEU typically average approximately $20 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations. While many contracts require the purchase of fixed quantities of SWU, customer orders that are related to their requirements for enrichment may be delayed due to outages, changes in refueling schedules or delays in the initial startup of a reactor. Customer requirements and orders are more predictable over the longer term. Our revenue could be adversely affected by actions of the U.S. Nuclear Regulatory Commission ("NRC") or nuclear regulators in foreign countries issuing orders to modify, delay, suspend or shut down nuclear reactor operations within their jurisdictions.

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we have been working with customers regarding the timing of their orders, in particular the advancement of those orders. Rather than selling material into the limited spot market for enrichment, USEC advanced orders into 2012 and 2013 from future years. When customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue is recorded in an earlier than originally anticipated period. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash and profit we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement.

Backlog is the estimated aggregate dollar amount of future SWU and uranium sales that we have under existing contracts with customers. Due to the current supply/demand imbalance in the nuclear fuel market, and the transition in sources of enrichment from production at the Paducah GDP, we did not add significant new sales to offset reductions in backlog resulting from deliveries in the current year. Our opportunities to make new sales are also moderated by the uncertainty about the future prospects for commercial production at the ACP. During the anticipated period of transition to the ACP, we expect a lower level of revenues and sales, aligned with our anticipated sources of LEU from existing inventory and purchases of Russian LEU.

While most of our contracts provide for fixed purchases of SWU during a given year, some contracts are tied to the customer’s requirements for SWU. Accordingly, our estimate of backlog is partially based on customers’ estimates of the timing and size of these fuel requirements and other assumptions that may prove to be inaccurate. Backlog is also based on our estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are uncertain. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. Our backlog includes sales prices that are significantly above current market prices. Therefore, customers may seek to limit their obligations under existing contracts.

In addition, the backlog is subject to various risks, such as ACP deployment, the mix of origins of the LEU we deliver and the credit quality of certain customers. Our backlog also includes contracts that must be modified to reflect the current state of our supply sources during our transition. Some long-term contracts in our backlog were established with milestones related to the ACP that, if missed, would give the customer the right to terminate the remainder of the contract. We estimate that approximately 30% of our backlog is at risk due to milestones related to ACP financing and deployment. We have been working with customers to renegotiate those contracts to modify or eliminate any such termination rights. We expect to continue to work with customers regarding the remaining contracts, however, some customers have indicated they expect to exercise their contract termination rights in light of current market prices. We are also working with customers to modify contracts that may have delivery, scheduling, origin or other terms that may be inconsistent with anticipated supply sources during the transition period. However, we have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our backlog and our prospects.

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators by several years, which means that prices under contracts today exceed declining market prices. Following are TradeTech’s long-term and spot SWU price indicators, the long-term price for uranium hexafluoride (“UF6”), as calculated by USEC using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:

	December 31,
	2013	2012	2011	2010	2009
SWU:
Long-term price indicator ($/SWU)	$114.00	$135.00	$148.00	$158.00	$165.00
Spot price indicator ($/SWU)	99.00	120.00	140.00	155.00	165.00
UF6:
Long-term price composite ($/KgU)	146.64	165.68	176.13	190.07	167.77
Spot price indicator ($/KgU)	98.65	123.50	143.25	173.00	120.00

Most of our inventories of uranium available for sale have been sold in prior years, and we are no longer able to acquire uranium through underfeeding at the Paducah GDP. Underfeeding was a mode of operation that used less uranium feed but required more SWU in the enrichment process, which required more electric power. In producing the same amount of LEU, we were able to vary our production process to underfeed uranium based on the economics of the cost of electric power relative to the prices of uranium and enrichment, resulting in excess uranium that we could sell.

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

We have historically purchased about one-half of our SWU supply under the Russian Contract. Prices under the contract were determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology included a multi-year retrospective view of market-based price points, and the average price per SWU under the Russian Contract for 2013 was 6% higher compared to 2012. Prices under the new 10-year Russian Supply Agreement are determined based on a mix of market-related price points and other factors.

Paducah GDP Transition

On May 24, 2013, we announced that we were not able to conclude a deal for the short-term extension of uranium enrichment at the Paducah GDP. We ceased uranium enrichment at the end of May 2013 and are working to transition the site back to DOE. We expect to continue limited operations at the Paducah site during the first half of 2014 in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE. We have completed repackaging existing inventory and are transferring our inventory to off-site locations to meet future customer orders. As described below, we have been and will continue incurring substantial costs related to the transition. Depending on the finalization of a transition plan with DOE, we could incur significant additional costs due to any delays in the de-lease schedule, delays in the transfer to other locations of the inventories held by us, additional lease turnover activities, additional costs for waste removal, and other costs that could be greater than anticipated. These costs could place significant demands on our liquidity and we are evaluating alternatives to manage these potential costs.  We are also seeking to manage the impacts of the Paducah transition on our existing business.

We are currently in discussions with DOE regarding the timing of our de-lease, but have no assurance that we will reach agreement with DOE on a de-lease schedule that is cost efficient. Under the terms of the lease, we can terminate the lease prior to June 2016 upon two years' notice. Also, as our requirements change, we can de-lease portions of the property under lease upon 60 days' notice with DOE's consent, which cannot be unreasonably withheld. However, the right of partial de-lease does not include the right of USEC to terminate the lease in its entirety or with respect to the Paducah GDP, which termination is permitted only in accordance with the two-year termination provision of the lease. On August 1, 2013, we provided notice to DOE that we have exercised our rights to terminate the lease with respect to the Paducah GDP. We anticipate being ready to complete the return of leased premises and to terminate the Paducah GDP lease as early as July 2014. However, based on our current discussions with DOE, the return of the leased premises appears unlikely before October 2014 and we have not reached agreement on a lease termination date prior to August 1, 2015. DOE has indicated that its ability to agree to such an earlier date will depend on its ability to award a contract for deactivation services and be prepared to assume responsibility for the leased areas, among other things. In the event that we and DOE are unable to agree on a schedule for termination prior to two years, we plan to retain a small portion of the leased premises until August 1, 2015, at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period we plan to return portions of the leased premises no longer required to meet our business needs. In addition, while DOE has stated that it continues to be willing to work with us to develop a transition plan and schedule for the safe and secure return of the Paducah GDP, DOE has taken the position that we are foreclosed from invoking our rights to a partial return of facilities under the lease. While we strongly disagree with this DOE position, we believe we will be able to reach agreement with DOE on a mutually acceptable date to return the leased areas. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs.

As of December 31, 2013, we have accrued current liabilities for lease turnover costs related to the Paducah GDP of $30.4 million. Lease turnover costs are costs incurred in returning the GDP to DOE in accordance with the lease, including removing nuclear material as required and removing USEC-generated waste. The Paducah GDP operated for more than 60 years. Environmental liabilities associated with plant operations by agencies of the U.S. government prior to USEC's privatization on July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning ("D&D") of the Paducah site.

Workforce Reductions

The cessation of enrichment at the Paducah GDP has resulted in charges of $24.0 million in 2013 for termination benefits consisting primarily of severance payments.

We have notified our Paducah employees of potential layoffs beginning in August 2013. The notifications are provided under the Worker Adjustment and Retraining Notification Act ("WARN Act"), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances.

Following the cessation of enrichment at the Paducah GDP in the second quarter of 2013, we initiated an initial workforce reduction of 140 employees that was substantially completed in August 2013. On September 30, 2013, our senior management authorized an additional workforce reduction of approximately 90 Paducah employees. This workforce reduction occurred between October 2013 and January 2014. Between June and December 2013, the Paducah GDP workforce has been reduced by 202 employees through layoffs. Severance payments of $3.2 million were charged to expense in 2013 for these workforce reductions, which is net of $1.2 million of severance paid by USEC and invoiced to DOE. Accounts receivable as of December 31, 2013 include DOE's share of severance paid by USEC. Substantially all cash payments for these workforce reductions were made by the end of 2013.

Additional layoffs are expected to occur in stages through 2014 of the remaining Paducah workforce depending on business needs to manage inventory, fulfill customer orders, meet regulatory requirements and transition the site back to DOE in a safe and orderly manner. We believe it is now probable that we will incur severance costs for the remaining Paducah GDP workforce and estimate that cost to be $20.8 million in the event of a full termination of activities at the site without a transfer of employees to another employer, with DOE owing a portion of this amount estimated to be up to $5 million. DOE’s liability for its share of severance paid is pursuant to the USEC Privatization Act. Information on these additional layoffs would be communicated to affected employees in future notices and may also result in additional charges.

Workforce reductions taken in 2012 resulted in special charges and related cash expenditures totaling $3.9 million for termination benefits consisting of severance payments, short-term health care coverage and immediate vesting of restricted stock and stock options for certain employees. These actions were a result of our 2012 organizational structure review efforts resulting in workforce reductions at the American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at the headquarters operations located in Bethesda, Maryland and at the central services operations located in Piketon, Ohio. The reductions involved approximately 50 employees including two senior corporate officers.

Paducah Plant Assets

We record leasehold improvements, machinery and equipment for the Paducah GDP at acquisition cost and depreciate these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013. In general, these assets, depending on their continuing economic life, are now expected to be useful only through the first half of 2014, and depreciation has been accelerated prospectively starting in July 2013.

Additionally, the carrying value of Paducah assets designated as no longer useful, following the end of enrichment, were immediately retired and expensed in 2013. In total, these asset retirements resulted in a charge to cost of sales of $19.8 million in 2013.

Inventory

We have significant inventories of SWU and uranium at the Paducah GDP and these inventories are valued at the lower of cost or market. Market is based on the terms of contracts with customers, and, for any inventories not under contract, market is based primarily on published price indicators at the balance sheet date. We incurred charges for inventory valuation adjustments of $15.2 million in 2013, reflecting declines in uranium market price indicators.

In addition, inventories that are intended to be transferred to DOE upon final de-lease were charged to expense in 2013 totaling $22.7 million. These inventories include residual uranium in cylinders and inventories deployed for cascade drawdown, assay blending and repackaging. We determined that it was currently uneconomic to recover resulting residual quantities for resale. In addition, certain materials and supplies used in the enrichment process with a book value of $2.3 million were expensed following the termination of enrichment at the end of the second quarter of 2013.

Pension Obligations

We have potential pension plan funding obligations under Section 4062(e) of the Employee Retirement Income Security Act (“ERISA”) related to our de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's D&D contractor in 2011 and related to the transition of employees in connection with the Paducah GDP transition. We are in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding their assertion that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e).  We are also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. Additional details are provided in “Liquidity and Capital Resources - Defined Benefit Plan Funding.”

We froze benefit accruals under our defined benefit pension plans, including the non-qualified USEC Inc. Pension Restoration Plan, effective August 5, 2013, for active employees other than those who are covered by a collective bargaining agreement at the Paducah GDP. Pension benefits will no longer increase for these employees to reflect changes in compensation or company service. However, these employees will not lose any benefits earned through August 4, 2013 under the pension plans and continue to accrue service credits toward vesting and qualifying for early or unreduced retirement benefits under the plans. Unamortized prior service costs related to those pension plan participants were accelerated. In addition, as discussed above, layoffs are expected to occur in stages through 2014 of the remaining Paducah workforce, but no later than the lease termination date of August 1, 2015. The layoffs are expected to accelerate retirement obligations in the GDP pension plan and GDP postretirement health and life benefit plans. Unamortized prior service costs related to affected plan participants were accelerated due to these terminations. Moreover, and in accordance with plan documents, certain affected plan participants were credited additional plan service credits based on their involuntary termination of employment. The net impact recorded in special charges for the year ended December 31, 2013 for these plans is $22.2 million.

Contract Services Segment

We currently provide limited services to DOE and its contractors at our Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Revenue from our contract services segment formerly included revenue generated by our subsidiary NAC. On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under net income from discontinued operations for all periods presented.

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

DOE has approved provisional billing rates for 2004, 2006 and 2010 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and the years ended December 31, 2003 through 2012. DCAA historically has not completed their audits of our Incurred Cost Submissions in a timely manner. DCAA has been periodically working on audits for the six months ended December 31, 2002 and the year ended December 31, 2003 since May 2008. In June 2011, a new DOE contractor began an audit for the year ended December 31, 2004, and has since begun audits of the years ended December 31, 2005 and 2006. During December 2013, DOE provided its position regarding establishing Final Indirect Cost Rates for the FY 2003, CY 2003, CY 2004 and CY2005 periods based in part on audit work performed by DCAA and the DOE contractor. Federal Acquisition Regulations requires the DOE contracting officer to conduct negotiations and prepare a written indirect cost agreement. Neither of these actions has occurred. While we do not agree with all of the findings of the audits for these years, even if accepted, we believe that the minimal impact on the amounts billed demonstrates that DOE’s continued withholding of payments is unwarranted. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been finalized and most remain unaudited, uncertainty exists and we have not yet recognized this additional revenue.

Our consolidated balance sheet includes gross receivables from DOE or DOE contractors for contract services work totaling $98.4 million as of December 31, 2013. Of the $98.4 million, $80.8 million represents certified claims submitted to DOE through December 31, 2013. We have submitted the following certified claims to the DOE contracting officer under the Contract Disputes Act (“CDA”) for payment.

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

Based on the extended timeframe expected to resolve claims for payment filed by USEC under the CDA, these amounts are classified as a long-term receivable of $25.8 million, or $80.8 million net of valuation allowances of $55.0 million, as of December 31, 2013. On May 30, 2013, we appealed the DOE's denial of our three claims for the periods through 2011 to the U.S. Court of Federal Claims.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013 and subsequent to providing additional information, as requested, to DOE, USEC submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. This claim has a full valuation allowance in our records due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts we have invoiced to date.

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
Advanced Technology Costs

USEC is working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. As of December 31, 2013, cumulative project costs totaled $2.5 billion. Historically, costs relating to the American Centrifuge technology were either charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology were charged to expense as incurred and costs relating to the construction and deployment of the ACP were capitalized.

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

Liabilities related to the American Centrifuge project remain on the balance sheet, including accrued asset retirement obligations of $22.6 million and accrued costs of $4.6 million as of December 31, 2013.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements, which were prepared in accordance with generally accepted accounting principles. Included within these policies are certain policies that require critical accounting estimates and judgments. Critical accounting estimates are those that require management to make assumptions about matters that are uncertain at the time the estimate is made and for which different estimates, often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but are inherently uncertain and unpredictable, could have a material impact on our operating results and financial condition. It is also possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We are also subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as the healthcare environment, legislation and regulation.

As a result of USEC Inc.'s bankruptcy filing on March 5, 2014, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, our reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.

The sensitivity analyses used below are not intended to provide a reader with our predictions of the variability of the estimates used. Rather, the sensitivities used are included to allow the reader to understand a general cause and effect of changes in estimates.

We have identified the following to be our critical accounting estimates:

Asset Valuations

The accounting for SWU and uranium inventories includes estimates and judgments. Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published price indicators at the balance sheet date. Inventory valuation adjustments of $15.2 million were recorded in 2013, reflecting declines in uranium market price indicators. SWU and uranium inventory costs are determined using the monthly moving average cost method. Production costs were allocated to the uranium earned based on the net realizable value of the uranium, and the remainder of production costs was allocated to SWU inventory costs. Inventories that are intended to be transferred to DOE upon final de-lease were charged to expense totaling $22.7 million in 2013. These inventories include residual uranium in cylinders and inventories deployed for cascade drawdown, assay blending and repackaging. USEC determined that it was currently uneconomic to recover resulting residual quantities for resale. In addition, certain materials and supplies used in the enrichment process with a book value of $2.3 million were expensed following the termination of enrichment at the end of the second quarter of 2013. As the Paducah GDP transition nears completion in 2014, additional inventory related charges are likely to occur but are not estimable at this time.

We record leasehold improvements, machinery and equipment at acquisition cost and depreciate these assets on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. Based on internal analysis that provided management’s view of the most likely scenarios, we currently do not foresee that the lease term will continue beyond 2014 and we began depreciating our existing assets on a straight line basis over this timeframe prospectively starting in the fourth quarter of 2012. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013. Asset retirement charges of $19.8 million were incurred in 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP. In general, the remaining assets, depending on their continuing economic life, are now expected to be useful only through the first half of 2014. We will continue to adjust the period of depreciation if facts and circumstances affecting the expected term of the lease change. The shorter expected service life of the Paducah GDP resulted in accelerated charges to expense of $19.4 million in 2013 and $5.6 million in 2012, including $11.2 million in 2013 and $3.5 million in 2012 of costs that would have previously been capitalized as part of construction work in progress. Costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the short expected productive life of the Paducah GDP.

Historically, costs relating to the American Centrifuge technology were either charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of the American Centrifuge technology are charged to expense as incurred. Costs associated with the construction of the American Centrifuge Plant were capitalized, including NRC licensing, engineering activities, construction of AC100 centrifuge machines and equipment, process and support equipment, and leasehold improvements.

As a result of the shift in focus of the American Centrifuge project to RD&D Program, beginning in the fourth quarter of 2011, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, beginning with the fourth quarter of 2011, all project costs incurred are expensed, including interest expense that previously would have been capitalized.

In 2012, we expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project. This included previously capitalized costs related to property, plant and equipment (including construction work in progress) of $1,075.6 million, prepayments made to suppliers of $9.9 million and deferred financing costs related to the DOE loan guarantee program of $6.7 million that were previously capitalized during the periods 2007 through 2011.

Although we continue to effectively execute the RD&D Program, the expense of previously capitalized costs in 2012 was based on our assessment of our ability to recover the full amount of this prior capital investment. In light of the significant remaining capital needed to deploy the ACP and our view of our anticipated cash flow from operations available to finance the ACP given our other anticipated cash needs during that period, we anticipate that our ultimate share of the ownership of the ACP will likely be reduced, which affects our likelihood of recovering this past investment. This expense of previously capitalized costs does not affect any future capital investment in the ACP. We would anticipate that capitalization of amounts related to the ACP would resume if and when commercial plant deployment resumes.

Asset Retirement Obligations and Transition Costs

D&D requirements for the ACP create an asset retirement obligation. The capitalization of asset retirement obligations based on construction progress has been suspended since the third quarter of 2009, when we significantly reduced machine manufacturing and construction activities due to project funding uncertainty. In 2012, we expensed previously capitalized costs related to the American Centrifuge project, including previously capitalized asset retirement obligations of $19.3 million, and there is no ARO asset balance as of December 31, 2013. The ARO liability balance is $22.6 million as of December 31, 2013 and is unchanged since December 31, 2010. We have determined that the fair value of the obligation is accrued at a sufficient amount based on construction progress and no further increase would be made until additional commercial plant deployment resumes.
Property, plant and equipment assets related to the Paducah GDP are not subject to an asset retirement obligation. At the end of the GDP lease, ownership of plant and equipment that we leave at the GDP transfers to DOE, and responsibility for D&D of the GDP remains with DOE. We estimate and accrue lease turnover costs. Costs of returning the GDP to DOE in acceptable condition include removing nuclear material as required and removing USEC-generated waste. Significant estimates and judgments relate to staffing and other costs associated with the planning, execution and documentation of the lease turnover requirements. The amount and timing of future costs could vary from amounts accrued. At December 31, 2013, accrued liabilities for lease turnover costs totaled $30.4 million.

As described above in “LEU Segment - Paducah GDP Transition”, we are preparing for the transition of the Paducah GDP. We are currently in discussions with DOE regarding the timing of our de-lease and are seeking to minimize our transition costs, which have been and could continue to be substantial. As described below in “Results of Operations - 2013 Compared to 2012”, we have incurred a number of expenses unrelated to production that have been charged directly to cost of sales.

In prior years we incurred significant costs and obligations related to depleted uranium (“tails”) generated from our operations at the Paducah GDP. The method and timing of disposal of the depleted uranium was uncertain and our costs and accrued liabilities were based on estimates and subject to change. During 2012, DOE provided a portion of the funding for the RD&D Program by accepting title to our balance of depleted uranium. As of December 31, 2013, a small remaining quantity of depleted uranium remains to be transferred to DOE under our agreement.

Pension and Postretirement Health and Life Benefit Costs and Obligations

We provide retirement benefits under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:

•
The weighted average expected return on benefit plan assets was 7.25% for 2012 and is 6.75% for 2013 and 2014. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $3.8 million and postretirement health and life benefit costs by $0.1 million.

The differences between the actual return on plan assets and expected return on plan assets are accumulated in net actuarial gains and losses, which is recognized in accumulated other comprehensive income. The gains and losses are recognized as an increase or decrease to future years' benefit costs over a number of years based on the employees’ average expected future service lives or average expected future lifetime, as applicable, provided such amounts exceed certain thresholds which are based upon the obligation or the value of plan assets, as provided by accounting standards.

•
A weighted average discount rate of 4.79% was used at December 31, 2013 to calculate the net present value of benefit obligations. The discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $48.3 million and postretirement health and life benefit obligations by $9.6 million, and the resulting changes in the valuations would increase annual pension costs by $0.1 million and decrease postretirement health and life benefit costs by $0.6 million.

The increase in the weighted average discount rate from 4.00% at December 31, 2012 to 4.79% at December 31, 2013 decreased our accumulated Net Actuarial (Losses), which are recognized as benefit costs over a number of years based on the employees’ average expected future service lives or average future lifetime, as applicable. This decrease is recognized in other comprehensive income.

•
The healthcare costs trend rates are 7.5% projected in 2014 reducing to a final trend rate of 5.0% by 2019. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A one-percentage point increase in the healthcare cost trend rates would increase postretirement health benefit obligations by about $6.3 million and would increase the service cost and interest cost components of annual benefit costs by about $0.7 million.

The defined benefit pension plans were amended to allow a lump sum payment option to active employees who are not covered by a collective bargaining agreement at the Paducah GDP who are terminated as a result of participation in a reduction in force from August 5, 2013 through December 31, 2014. The defined benefit pension plans were further amended to allow a one-time voluntary election for a lump sum payment in December 2013 to certain former employees with deferred vested pension benefits. Any lump sum distributions in connection with these programs would fully settle USEC's long-term pension obligations related to those benefits. Total lump sum benefits paid in 2013 were $47.2 million. Settlement accounting, which requires immediate recognition of a portion of amounts deferred in accumulated other comprehensive income, need not be followed if the sum of the settlements for the year is less than the service cost and interest cost components of the net periodic benefit cost for the plan year, determined on a plan by plan basis. Total lump sum payments in 2013 fell below the minimum settlement accounting thresholds for the plans and therefore settlement accounting was not required.

Prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing pension costs related to USEC’s former Portsmouth employees are charged to the LEU segment rather than the contract services segment based on our continuing enrichment operations that support our active and retired employees. These net benefit costs totaled $8.9 million for 2013 and $13.2 million for 2012 and are directly charged to cost of sales rather than production.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology. However, we have not recognized revenue or a receivable since we have not reached a resolution with DOE and we have no assurance that DOE will agree with us. In addition, as discussed above under “Contract Services Segment - Contract Services Receivables,” we plan to engage in further discussions with the PBGC regarding pension costs associated with the Portsmouth transition. We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth.

We could also potentially face a significantly greater liability related to the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. Given the significant number of employees at Paducah, the amount of any potential liability related to transition actions and a future de-lease at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million. In addition, the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with the transition of the Paducah and Portsmouth GDPs, creates potential liabilities under ERISA Section 4062(e).

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. At December 31, 2013, the liability for unrecognized tax benefits, included in other long-term liabilities, was $2.3 million and accrued interest and penalties totaled $0.6 million.

Accounting for income taxes involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. In assessing the realization of deferred tax assets, we determine whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. Factors that may affect estimates of future taxable income include, but are not limited to, competition, changes in revenue, costs or profit margins, market share and developments related to the American Centrifuge Plant. In practice, positive and negative evidence is reviewed with objective evidence receiving greater weight. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. A cumulative loss in recent years is a significant piece of negative evidence and one of the most difficult forms of negative evidence to overcome. We have incurred cumulative losses since 2011. The largest portion of the recent losses was recognized in the fourth quarter of 2012 when we expensed previously capitalized costs related to the American Centrifuge project.

Our inability to overcome the strong negative objective evidence of a cumulative loss in recent years with sufficient objective positive evidence of future taxable income to realize our deferred tax assets required us to record a valuation allowance. To determine the amount of the valuation allowance, all sources of taxable income, including tax planning strategies, were analyzed. We determined that it is more likely than not that our net deferred tax assets will not be realized in the immediate future. A full valuation allowance was first recorded in the fourth quarter of 2011 for the net deferred tax asset created by the expensing of previously capitalized costs related to a number of earlier AC100 centrifuge machines used in the lead cascade test program mentioned above, as well as all other previously recorded net deferred tax assets, including state deferred taxes. At December 31, 2013, the valuation allowance against net deferred taxes was $763.5 million.

The valuation allowance results in our inability to record tax benefits on future losses until we generate sufficient taxable income to support the elimination of the valuation allowance. However, the valuation allowance will not affect the Company’s ability to use its deferred tax assets if it generates taxable income in the future. In connection with the bankruptcy plan, we expect to have an ownership change under Section 382 of the Internal Revenue Code as a result of issuing new common stock.  We also expect tax attributes, such as net operating losses and tax credits will be reduced and/or limited in the future.  When tax attributes are reduced or limited, deferred taxes related to the tax attributes and the corresponding valuation allowance will be adjusted. Management will reassess the realization of the deferred tax assets each reporting period; to the extent that the financial results improve and the deferred tax assets become realizable, we will reduce the valuation allowance accordingly.

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

2013 Compared to 2012

The following table presents elements of the accompanying consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	2013	2012	Change	%
LEU segment
Revenue:
SWU revenue	$1,222.9	$1,821.8	$(598.9)	(33)%
Uranium revenue	71.2	26.0	45.2	174%
Total	1,294.1	1,847.8	(553.7)	(30)%
Cost of sales	1,388.8	1,718.5	329.7	19%
Gross profit (loss)	$(94.7)	$129.3	$(224.0)	(173)%

Contract services segment
Revenue	$13.4	$14.3	$(0.9)	(6)%
Cost of sales	13.6	14.2	0.6	4%
Gross profit (loss)	$(0.2)	$0.1	$(0.3)	(300)%

Total
Revenue	$1,307.5	$1,862.1	$(554.6)	(30)%
Cost of sales	1,402.4	1,732.7	330.3	19%
Gross profit (loss)	$(94.9)	$129.4	$(224.3)	(173)%

Revenue

Revenue from the LEU segment declined $553.7 million (or 30%) in 2013 compared to 2012. The volume of SWU sales declined 35% reflecting the variability in timing of utility customer orders and the expected decline in SWU deliveries following the cessation of enrichment at the Paducah GDP at the end of May 2013. The average price billed to customers for sales of SWU increased 3% reflecting the particular contracts under which SWU were sold during the periods.

The increase in uranium revenue reflects sales of uranium generated from underfeeding the enrichment process prior to ceasing enrichment at the Paducah GDP at the end of May 2013. Uranium sales have declined significantly in recent years since most of our inventories of uranium available for sale have been sold in prior years.

Revenue from the contract services segment declined $0.9 million (or 6%) in 2013 compared to 2012, primarily reflecting reserves of revenue of $2.3 million pending contract billing and payment resolution with DOE and a decline in site services performed for DOE at the former Portsmouth GDP, partially offset by increased contract services work performed at the Paducah GDP for DOE and DOE contractors.

Cost of Sales

Cost of sales for the LEU segment declined $329.7 million (or 19%) in 2013 compared to 2012 due to lower SWU sales volumes partially offset by higher non-production expenses, higher uranium sales and higher SWU unit costs in the current period. In addition, cost of sales was reduced during 2012 by $33.5 million for revisions to prior accrued amounts related to estimated disposal costs for depleted uranium, property taxes and power prepayments related to enrichment operations. Cost of sales for SWU and uranium and non-production expenses are detailed in the following table (dollar amounts in millions):

	2013	2012	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$1,194.6	$1,699.7	$505.1	30%
Non-production expenses	194.2	18.8	(175.4)	(933)%
Total	$1,388.8	$1,718.5	$329.7	19%

Cost of sales per SWU, excluding non-production expenses and revisions in 2012 to prior accrued amounts, was 1% higher in 2013 compared to 2012. Under our monthly moving average cost method, changes in purchase costs and historically changes in production costs have an effect on inventory costs and cost of sales over current and future periods. Purchase costs for the SWU component of LEU from Russia increased $43.0 million in 2013 compared to 2012 primarily due to a 6% increase in the purchase cost per SWU under the Russian Contract. Enrichment at the Paducah GDP ceased after May 2013. Unit production costs in the first half of 2013 prior to enrichment cessation declined 5% compared to the corresponding period in 2012.

As we accelerated the expected productive life of plant assets and ceased enrichment at the Paducah GDP following completion of the one-year depleted uranium enrichment program in May 2013, we have incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $194.2 million in 2013 and $18.8 million in 2012 as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $103.0 million in 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure.

Prior to the start of 2012, a significant portion of retiree benefit costs were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing retiree benefit costs related to our former Portsmouth employees are charged to cost of sales of the LEU segment rather than the contract services segment based on our continuing operations that support our active and retired employees. Non-production expenses of $13.2 million in 2012 relate to Portsmouth retiree benefit costs;

-
Accelerated asset charges of $19.4 million in 2013 and $5.6 million in 2012. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013. In general, these assets, depending on their continuing economic life, are now expected to be useful only through the first half of 2014;

-
Inventory charges of $25.0 million in 2013. Inventories that are intended to be transferred to DOE upon final de-lease were charged to expense totaling $22.7 million. These inventories include residual uranium in cylinders and inventories deployed for cascade drawdown, assay blending and repackaging. USEC determined that it was currently uneconomic to recover resulting residual quantities for resale. In addition, certain materials and supplies used in the enrichment process with a book value of $2.3 million were expensed following the termination of enrichment at the end of the second quarter 2013;

-	Inventory valuation adjustments of $15.2 million in 2013, reflecting declines in uranium market price indicators. Inventories of SWU and uranium are valued at lower of cost or market;

-	Asset retirement charges of $19.8 million in 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP; and

-
Power contract losses of $11.8 million in 2013. In anticipation of a potential short-term extension of uranium enrichment at the Paducah GDP, we purchased approximately 700 megawatts of power for the period from June 1 through September 30, 2013 from several power providers. Due to falling prices in power markets following the purchase of this power, as part of agreements to unwind these purchases, we incurred expenses of approximately $11.8 million.

Cost of sales for the contract services segment declined $0.6 million (or 4%) in 2013 compared to 2012.

Gross Profit (Loss)

Gross profit declined $224.3 million in 2013 compared to 2012. Our margin was (7.3%) in 2013 compared to 6.9% in 2012. Gross profit for the LEU segment declined $224.0 million in 2013 compared to 2012 primarily due to increases in non-production expenses and lower SWU sales volume. Gross profit from the contract services segment declined $0.3 million in 2013 compared to 2012 as profits on work performed by USEC were offset by reserves of $2.3 million pending contract resolution with DOE.

The following tables present elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	2013	2012	Change	%
Gross profit (loss)	$(94.9)	$129.4	$(224.3)	(173)%
Advanced technology costs	186.1	1,313.2	1,127.1	86%
Selling, general and administrative	46.8	50.3	3.5	7%
Special charges for workforce reductions and advisory costs	57.2	12.3	(44.9)	(365)%
Other (income)	(154.3)	(92.1)	62.2	68%
Operating (loss)	(230.7)	(1,154.3)	923.6	80%
Interest expense	40.1	50.4	10.3	20%
Interest (income)	(0.7)	(1.9)	(1.2)	(63)%
(Loss) from continuing operations before income taxes	(270.1)	(1,202.8)	932.7	78%
Provision (benefit) for income taxes	(86.5)	(1.0)	85.5	8,550%
Net (loss) from continuing operations	(183.6)	(1,201.8)	1,018.2	85%
Net income from discontinued operations	24.7	1.2	23.5	1,958%
Net income (loss)	$(158.9)	$(1,200.6)	$1,041.7	87%

Advanced Technology Costs

Advanced technology costs declined $1,127.1 million in 2013 compared to 2012, reflecting the expense of $1.1 billion of previously capitalized costs related to the American Centrifuge project in 2012, partially offset with an increase in development activity in 2013 in connection with the RD&D Program.

In 2012, advanced technology costs included the expense of previously capitalized costs related to property, plant and equipment (including construction work in progress) of $1,075.6 million, prepayments made to suppliers of $9.9 million and deferred financing costs related to the DOE loan guarantee program of $6.7 million that were previously capitalized during the period 2007 through 2011. Additionally, an expense of $44.6 million was incurred in the second quarter of 2012 related to the title transfer of previously capitalized American Centrifuge machinery and equipment to DOE as provided in the cooperative agreement with DOE for the RD&D Program.

Selling, General and Administrative

Selling, general and administrative expenses declined $3.5 million in 2013 compared to 2012 reflecting a $4.7 million decline in salary and other compensation costs resulting from a reduction in stock-based compensation costs and reduced staffing levels, partially offset by an increase of $1.9 million in consulting costs.

Special Charges for Workforce Reductions and Advisory Costs

The cessation of enrichment at the Paducah GDP has resulted in charges of $24.0 million in 2013 for termination benefits consisting primarily of severance payments. USEC initiated an initial workforce reduction of 140 employees that was substantially completed in August 2013. On September 30, 2013, USEC's senior management authorized an additional workforce reduction of approximately 90 Paducah employees. This workforce reduction occurred between October 2013 and January 2014. Between June and December 2013, the Paducah GDP workforce has been reduced by 202 employees through layoffs. Severance payments of $3.2 million were charged to expense in 2013 for these workforce reductions, which is net of $1.2 million of severance paid by USEC and invoiced to DOE. As detailed above in "LEU Segment - Workforce Reductions", layoffs of the remaining Paducah workforce are expected to occur in stages through 2014, but no later than the lease termination date of August 1, 2015. We believe it is now probable that severance costs for the remaining Paducah GDP workforce will be incurred. We estimate that cost to be $20.8 million in the event of a full termination of activities at the site without a transfer of employees to another employer, with DOE owing a portion of this amount estimated to be up to $5 million. DOE’s liability for its share of severance paid is pursuant to the USEC Privatization Act. Information on these additional layoffs would be communicated to affected employees in future notices and may also result in additional charges.

We froze benefit accruals under our defined benefit pension plans, effective August 5, 2013, for active employees who are not covered by a collective bargaining agreement at the Paducah GDP. Unamortized prior service costs related to those pension plan participants were accelerated. In addition, layoffs of the remaining Paducah workforce are expected to accelerate retirement obligations in the GDP pension plan and GDP postretirement health and life benefit plans. Unamortized prior service costs related to affected plan participants were accelerated due to these terminations. Moreover, and in accordance with plan documents, certain affected plan participants were credited additional plan service credits based on their involuntary termination of employment. The net impact recorded in special charges for the year ended December 31, 2013 for these plans is $22.2 million.

Workforce reductions in 2012 resulted in charges of $3.9 million for termination benefits for affected employees at our American Centrifuge design and engineering operations in Oak Ridge, Tennessee, our headquarters operations located in Bethesda, Maryland, and our central services operations located in Piketon, Ohio.

In early 2012, we initiated an internal review of our organizational structure and engaged a management consulting firm to support this review. Since late 2012, we also have been engaged with advisors on the restructuring of our balance sheet. During the fourth quarter of 2013, we engaged additional advisory support to assist with the restructuring of our balance sheet in 2014. Costs for these advisors totaled $11.0 million in 2013 compared to $8.4 million in 2012.

Other (Income)

DOE and USEC provide pro-rata cost sharing support for continued American Centrifuge activities under our June 2012 cooperative agreement, as amended. DOE’s pro-rata share of 80% of qualifying American Centrifuge expenditures is recognized as other income, totaling $154.3 million in 2013 compared to $92.1 million in 2012.

Interest Expense

Interest expense declined $10.3 million in 2013 compared to 2012 primarily due to lower debt resulting from the repayment of the term loan in connection with the March 2013 amendment to the credit facility.

Provision (Benefit) for Income Taxes

The benefit for income taxes was $86.5 million in 2013, with an effective income tax rate of (32)%. The benefit for income taxes was $1.0 million in 2012, with an effective income tax rate of 0%. The benefit of $86.5 million for the year ended December 31, 2013 is due to the recognition of offsetting income tax expense of $86.0 million recorded in other comprehensive income and discontinued operations in accordance with intraperiod tax allocation rules. The decrease in the valuation allowance in continuing operations was $9.1 million in 2013 with an impact to the effective income tax rate of 3%, compared to an increase in the valuation allowance of $413.0 million in 2012 with an impact to the effective income tax rate of (35)%. The significantly lower loss from continuing operations before income taxes of $270.1 million in 2013 compared to $1,202.8 million in 2012 also impacted the difference in the effective income tax rates.

Net (Loss) from Continuing Operations

The net loss from continuing operations in 2013 was $183.6 million ($37.47 per share), or $1,018.2 million lower than the net loss from continuing operations in 2012, primarily due to the $1.1 billion expense of previously capitalized costs related to the ACP in 2012, and an increase in other income representing DOE’s pro-rata cost sharing support for the RD&D Program, partially offset by lower gross profits due primarily to non-production related expenses incurred at the Paducah GDP and an increase in special charges for workforce reductions in 2013. Net (loss) from continuing operations per share was adjusted for all periods presented to reflect the 1-for-25 reverse stock split effectuated on July 1, 2013.

Net Income from Discontinued Operations

On March 15, 2013, USEC sold its NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under net income from discontinued operations. Results for 2013 include our gain of $35.6 million, representing the cash proceeds from the sale less the net carrying amount of NAC assets and liabilities of $5.5 million and transaction costs of $2.1 million.

Net (Loss)

The net loss in 2013 was $158.9 million ($32.43 per share), or $1,041.7 million lower than the net loss in 2012, primarily due to the $1.1 billion expense of previously capitalized costs related to the ACP in 2012, and an increase in other income representing DOE’s pro-rata cost sharing support for the RD&D Program, and the gain on the sale of our NAC subsidiary, partially offset by lower gross profits due primarily to non-production related expenses incurred at the Paducah GDP and an increase in special charges for workforce reductions in 2013. Net (loss) per share was adjusted for all periods presented to reflect the 1-for-25 reverse stock split effectuated on July 1, 2013.

2012 Compared to 2011

The following table presents elements of the accompanying consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	2012	2011	Change	%
LEU segment
Revenue:
SWU revenue	$1,821.8	$1,330.9	$490.9	37%
Uranium revenue	26.0	131.8	(105.8)	(80)%
Total	1,847.8	1,462.7	385.1	26%
Cost of sales	1,718.5	1,391.1	(327.4)	(24)%
Gross profit	$129.3	$71.6	$57.7	81%

Contract services segment
Revenue	$14.3	$138.1	$(123.8)	(90)%
Cost of sales	14.2	134.3	120.1	89%
Gross profit	$0.1	$3.8	$(3.7)	(97)%

Total
Revenue	$1,862.1	$1,600.8	$261.3	16%
Cost of sales	1,732.7	1,525.4	(207.3)	(14)%
Gross profit	$129.4	$75.4	$54.0	72%

Revenue

Revenue from the LEU segment increased $385.1 million (or 26%) in 2012 compared to 2011. The volume of SWU sales increased 31% in 2012 compared to 2011 reflecting the variability in timing of utility customer orders including orders that USEC and customers have advanced from 2013. The average price billed to customers for sales of SWU increased 5% reflecting the particular contracts under which SWU were sold during the periods. Uranium sales declined significantly in 2012 since most of our inventories of uranium available for sale have been sold in prior years.

Revenue from the contract services segment declined $123.8 million (or 90%) in 2012 compared to 2011. Contract service revenues at the Portsmouth site declined $120.6 million (or 97%) as this work was transferred to DOE’s D&D contractor over the course of 2011.

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

Cost of sales for the contract services segment declined $120.1 million (or 89%), primarily reflecting reduced contract services work at Portsmouth in connection with the transition of Portsmouth site contract service workers to DOE’s D&D contractor.

Gross Profit

Gross profit increased $54.0 million (or 72%) in 2012 compared to 2011. Our gross profit margin was 6.9% in 2012 compared to 4.7% in 2011. Gross profit for the LEU segment increased $57.7 million (or 81%) in 2012 compared to 2011 due to higher SWU average prices and sales volumes, partially offset by lower uranium sales volumes. Gross profit for the contract services segment declined $3.7 million (or 97%) in 2012 compared to 2011 following the completion of Portsmouth site contract service work in the prior periods.

The following tables present elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	2012	2011	Change	%
Gross profit	$129.4	$75.4	$54.0	72%
Advanced technology costs	1,313.2	271.6	(1,041.6)	(384)%
Selling, general and administrative	50.3	56.4	6.1	11%
Special charges for workforce reductions and advisory costs	12.3	—	(12.3)	-
Other (income)	(92.1)	(3.7)	88.4	2,389%
Operating (loss)	(1,154.3)	(248.9)	(905.4)	(364)%
Interest expense	50.4	11.6	(38.8)	(334)%
Interest (income)	(1.9)	(0.5)	1.4	280%
(Loss) from continuing operations before income taxes	(1,202.8)	(260.0)	(942.8)	(363)%
Provision (benefit) for income taxes	(1.0)	231.8	232.8	100%
Net (loss) from continuing operations	(1,201.8)	(491.8)	(710.0)	(144)%
Net income from discontinued operations	1.2	0.7	0.5	71%
Net (loss)	$(1,200.6)	$(491.1)	$(709.5)	(144)%

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased $6.1 million in 2012 compared to 2011, reflecting a decline of $3.1 million in consulting costs and a decline of $2.4 million in salary and other compensation costs.

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

Provision (Benefit) for Income Taxes

The benefit for income taxes was $1.0 million in 2012, with an effective income tax rate of 0%. The provision for income taxes was $231.8 million in 2011, with an effective income tax rate of 89%. The difference between the 2012 and 2011 effective income tax rates primarily results from a full valuation allowance recorded against net deferred tax assets starting in the fourth quarter of 2011. Included in the effective tax rate are charges for $413.0 million in 2012 and $319.5 million in 2011 to increase the valuation allowance against net deferred tax assets. The significantly higher operating loss in 2012 compared to 2011 also impacted the difference in the effective income tax rates.

Net (Loss) from Continuing Operations

The net loss from continuing operations in 2012 was $1,201.8 million ($245.26 per share), or $710.0 million higher than the net loss from continuing operations in 2011, reflecting the after-tax effects of an increase in the expense of previously capitalized costs related to the ACP, higher gross profits in the LEU segment, DOE’s pro-rata cost sharing support for the RD&D Program included in other income and the valuation allowance recorded in 2011 against our net deferred tax assets. Factors negatively impacting net income in the current year include interest expense that previously would have been capitalized and the after-tax effects of the special charges related to the review of our organizational structure.

Net Income (Loss) from Discontinued Operations

On March 15, 2013, USEC sold its NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under net income from discontinued operations.

Net (Loss)

The net loss in 2012 was $1,200.6 million ($245.02 per share), or $709.5 million higher than the net loss in 2011, reflecting the after-tax effects of an increase in the expense of previously capitalized costs related to the ACP, higher gross profits in the LEU segment, DOE’s pro-rata cost sharing support for the RD&D Program included in other income and the valuation allowance recorded in 2011 against our net deferred tax assets. Factors negatively impacting net income in the current year include interest expense that previously would have been capitalized and the after-tax effects of the special charges related to the review of our organizational structure.

2014 Outlook

As noted throughout this report, USEC will be going through a period of transition during 2014 as we take steps to strengthen our financial structure by addressing balance sheet issues through a Chapter 11 filing with the U.S. Bankruptcy Court so that we can emerge as a stronger sponsor of the American Centrifuge project, complete the American Centrifuge RD&D Program, work with DOE on its options for maintaining a domestic enrichment capability and the scope of and our role in any such program and during any transition, re-evaluate our plan and alternatives for proceeding with the financing and commercialization of the American Centrifuge project, prepare for the transition of the Paducah site, and appropriately reduce the size of our corporate organization. Given the uncertainties of these transitions and the uncertain and incremental nature of federal funding for the RD&D Program or any successor program, our guidance for USEC financial results and metrics for 2014 will be limited.

Our ability to continue as a going concern is contingent upon the Bankruptcy Court’s approval of our reorganization plan and our ability to successfully implement the reorganization plan, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession under Chapter 11, USEC Inc. may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the Debtor-In-Possession Credit Facility provided by United States Enrichment Corporation, USEC Inc.’s subsidiary) for amounts other than those reflected in the accompanying consolidated financial statements. Further, our reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.

Our backlog includes approximately $200 million of deferred revenue, whereby customers have made advance payments to be applied against future deliveries, and approximately two-thirds of that is expected to be delivered and recognized as revenue in 2014. In total, approximately $400 million of the backlog as of December 31, 2013 is expected to be delivered and recognized as revenue in 2014. Due to the current supply/demand imbalance in the nuclear fuel market, and the transition in sources of enrichment from production at the Paducah GDP, we did not add significant new sales to offset reductions in backlog resulting from deliveries in 2013. Our opportunities to make new sales are also moderated by the uncertainty about the future prospects for commercial production at the ACP. During the anticipated period of transition to the ACP, we expect a lower level of revenues and sales, aligned with our anticipated sources of LEU from existing inventory and purchases of Russian LEU.

After meeting its significant payables in the first quarter, the Company anticipates a cash balance of at least $60 million at March 31, 2014.

Liquidity and Capital Resources

Although we ended 2013 with a consolidated cash balance of $314.2 million, our prospects for adequate liquidity in 2014 are uncertain. Our liquidity is dependent on a number of factors, including (i) our operating needs, including the cost of our restructuring; (ii) the level of expenditures for the American Centrifuge project, including the availability of any additional government funding of the American Centrifuge project beyond the current RD&D Program, which is funded through April 15, 2014, and the potential demobilization or termination costs if funding for the project beyond April 15 is not available or if we determine there is no longer a viable path to commercialization of the American Centrifuge project; (iii) the amount and timing of transition expenses for the Paducah GDP and our ability to reach an acceptable agreement with DOE for the transition; and (iv) our ability to obtain confirmation and effectiveness of our proposed Plan of Reorganization to restructure our $530.0 million of convertible senior notes that mature on October 1, 2014, all of which impact our liquidity.

On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing was a “pre-arranged” filing which, as described in Part I, Items 1 and 2, "Business and Properties - Chapter 11 Filing", included the filing of a proposed Plan of Reorganization which is supported by certain holders of the claims and interests impaired under the Plan. USEC Inc.'s subsidiaries were not part of the Bankruptcy Filing. USEC Inc. will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

USEC Inc. received interim approval from the Bankruptcy Court to enter into a Debtor-In-Possession Credit Facility (the “DIP Facility”). This $50 million revolving credit facility is provided by United States Enrichment Corporation ("Enrichment"), USEC Inc.’s subsidiary. It accrues interest at an annual rate of 10.5% and is secured by substantially all of USEC Inc.’s assets. The DIP Facility requires mandatory prepayments from USEC Inc. when cost sharing reimbursements under the RD&D Program have been received from DOE. It matures at the earlier of the Effective Date of the Plan or 120 days, and is expected to be repaid with a draw on the Exit Facility described below. Borrowings must be consistent with a budget satisfactory to Enrichment. USEC Inc. is also required to manage its cash flows pursuant to this budget on a weekly basis with a limitation on variance from the budget. Enrichment’s obligations to make funds available include certain conditions precedent such as confirmation of a Plan within 100 days of the Petition Date, American Centrifuge activities shall not have demobilized, and DOE shall not have suspended or terminated the RD&D program or associated funding. Events of default include termination of any of the Plan Support Agreements prior to confirmation of a Plan, USEC Inc. filing a plan that has not been consented to by Enrichment, as well as other events of default common to such facilities. The Bankruptcy Court will consider final approval of the DIP Facility at a hearing scheduled for April 21, 2014. Pending such final approval, USEC Inc. is authorized to obtain up to $20 million out of the aggregate of $50 million in financing under the DIP Facility.

In order for USEC Inc. to emerge successfully from Chapter 11, USEC Inc. must obtain the Bankruptcy Court’s approval of the Plan, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with the Plan, USEC Inc. expects to enter into a new credit facility (the “Exit Facility”) with Enrichment. USEC Inc.’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing including issues relating to continued U.S. government funding for the American Centrifuge technology after April 15, 2014. As described in Part I, Items 1 and 2, "Business and Properties - Chapter 11 Filing", the Plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of events, negotiations and Bankruptcy Court decisions ongoing through the date on which the Plan is confirmed.

USEC Inc. has no revenue-generating operations, and all revenue-generating operations are conducted at the subsidiary level. Although USEC Inc. has been a borrower under a third-party credit facility, that facility, as to which Enrichment was also a borrower and pledger of collateral, terminated in September 2013. Since that time, USEC Inc.’s only source of funding of American Centrifuge activities and general corporate expenses has been Enrichment. In addition, we obtained funds from DOE for the RD&D Program, which has a cost-sharing arrangement of 80% from DOE and 20% from USEC Inc. DOE’s share is paid only to reimburse us for incurred costs, so USEC Inc. initially funds 100% of the costs of the RD&D Program. We have satisfied this funding obligation, including the 20% share of costs, through the funding obtained from Enrichment. Although a wholly owned subsidiary of the USEC Inc., Enrichment has a separate board of directors (the “Enrichment Board”) and its own set of creditors. Thus, the ability of USEC Inc. to obtain funding and other support from Enrichment is dependent on a determination by the Enrichment Board that such funding is in the interest of Enrichment. Although the Enrichment Board has authorized Enrichment to provide such funding during and after the bankruptcy proceeding and to provide a guarantee with respect to the New Notes to be issued under the Plan, such current and future funding and support are conditional and dependent on Enrichment’s own financial condition. Enrichment may terminate the current DIP Facility or withdraw its support of the Plan which could have a material adverse effect on USEC Inc.’s liquidity, business and prospects.

The bankruptcy filing is intended to strengthen our balance sheet, enhance our ability to sponsor the American Centrifuge project and improve our long-term business opportunities. We have reached an agreement on the terms of a financial restructuring plan with the holders of approximately 65% of the principal amount of our convertible senior notes. Under the terms of the agreement, USEC Inc. will replace the $530 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. We have also reached an agreement with Babcock & Wilcox Investment Company ("B&W") and Toshiba America Nuclear Energy Corporation ("Toshiba") to restructure their convertible preferred stock. As strategic investors, Toshiba and B&W remain supportive of deployment of the ACP.

We believe that a restructuring of the convertible senior notes and convertible preferred stock could improve the likelihood of success in the deployment of the American Centrifuge project. A restructuring according to our proposed Plan of Reorganization would adversely affect the holders of our common stock through dilution or loss in value.  However, we have no assurance regarding the outcome of Chapter 11 filing or that a restructuring of our balance sheet will lead to our obtaining financing for the ACP.

Consistent with prior years, our payments to Russia for SWU in the first quarter of 2014 are expected to exceed our cash receipts from customers in that quarter, putting pressure on our liquidity in mid-2014 until deliveries to customers under our backlog occur later in the year. Our $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Our working capital requirements are substantially reduced as a result of the conclusion of the Russian Contract under the 20-year Megatons-to-Megawatts program in 2013 and the cessation of enrichment at the Paducah GDP as of May 31, 2013. Purchase quantities under the new 10-year Russian Supply Agreement will be about half the level under the Russian Contract unless the parties exercise a mutual option to increase such purchases. We intend to work with customers to modify delivery schedules to provide sufficient liquidity and working capital for our operating needs. However, the timing of customer deliveries could create risks to our liquidity. Our ability to manage unanticipated expenses or delays in customer orders or payments is reduced without a credit facility, which could adversely affect our liquidity.

The cessation of domestic enrichment and the successful conclusion of the Megatons to Megawatts program have placed our business in a state of significant transition. Our business will contract in 2014 from one that sold approximately 10 to 12 million SWU annually to one where we are expected to sell about one-third of that amount from our existing inventory, the smaller quantities purchased from Russia under the Russian Supply Agreement and potential other suppliers. We expect to be a significantly smaller company with lower revenues for at least several years. We ceased uranium enrichment at the Paducah GDP at the end of May 2013 and are actively taking steps to transfer the site back to DOE as described above under “LEU Segment - Paducah GDP Transition.” As described below under “Defined Benefit Plan Funding”, we are in discussions with the PBGC regarding the impact of our de-lease of the former Portsmouth GDP and future de-lease of the Paducah GDP and related transition of employees on our defined benefit plan funding obligations.

Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and purchases of Russian LEU. We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. However, due to the current supply/demand imbalance in the nuclear fuel market, and the transition in sources of enrichment from production at the Paducah GDP, we did not add significant new sales to offset reductions in backlog resulting from deliveries in the current year. Our opportunities to make new sales are also moderated by the uncertainty about the future prospects for commercial production at the ACP. During the anticipated period of transition to the ACP, we expect a lower level of revenues and sales, aligned with our anticipated sources of LEU from existing inventory and purchases of Russian LEU.

Since 2006, we have included in our SWU contracts pricing indices that are intended to correlate with the cost of our enrichment supply. Although sales prices under a portion of these SWU contracts are adjusted in part based on changes in market prices for SWU and electric power, the impact of market volatility in these indices is generally mitigated through the use of market price averages over time.

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we have been working with customers regarding the timing of their orders, in particular the advancement of those orders. Rather than selling material into the limited spot market for enrichment, we advanced orders into 2012 and 2013 from future years. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash and profit we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement.

The shutdown of the Japanese reactors and the shutdown of reactors in other countries due to concerns raised by the March 2011 events in Japan have significantly affected the global supply and demand for LEU, and an oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. In particular, based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade. This imbalance of supply and demand has been increasing and this increase could continue depending on the length and severity of delays or cancellations of deliveries. We are seeing increased price competition as our competitors lower their prices to sell excess supply created by current market conditions and this is adversely affecting our sales efforts. Due to the current supply/demand imbalance in the market, we have not been replacing sales from the current year with new sales, which has reduced our backlog.  We also have not been entering into sales for output from the ACP due to delays in the deployment of the plant and current market prices.  We also anticipate a significantly lower level of sales over the next several years as we align sales with our anticipated sources of LEU until the ACP is in commercial production. Looking out beyond the second half of this decade, we could see an increase in uncommitted demand that could provide the opportunity to make additional sales to supplement our backlog. However, the amount of any demand and our ability to capture that demand and the pricing is uncertain.

The economics of the American Centrifuge project are severely challenged by the current supply/demand imbalance in the market for low enriched uranium and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices we do not believe that our plans for commercialization of the American Centrifuge project are economically viable without additional government support. Our cooperative agreement with DOE provides for 80% DOE and 20% USEC cost sharing for the RD&D Program. Funding for the RD&D Program has only been provided through April 15, 2014, and DOE has stated that it does not plan to extend the RD&D cooperative agreement beyond such date. We continue to discuss with DOE its options for maintaining a domestic enrichment capability and DOE’s plans for the American Centrifuge project post-April 15, as well as our potential role in such options and during any transition. However, the scope of and our role in a program after April 15 are uncertain, and we have no assurance that the U.S. government will continue to support the project beyond April 15, 2014. In light of our limited cash generation, our ability to provide funding in 2014 will be limited. We continue to evaluate our options concerning the American Centrifuge project, including our role in any government-supported continuation of the project beyond completion of the RD&D Program, further demobilization of or delays in the commercial deployment of the project, and termination of the project. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business, and could delay or impact our ability to obtain confirmation of our financial restructuring plan and our emergence from bankruptcy.

We could make a decision to demobilize or terminate the project in the near term, which would result in severance costs, contractual commitments, contractual termination penalties and other related costs which would impose additional demands on our liquidity. In addition, actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity. Additional information is provided Part I, Items 1 and 2, "Business and Properties - The American Centrifuge Plant - Potential Project Demobilization" and Part I, Item 1A Risk Factors.

If we are able to obtain additional government support for the American Centrifuge project for national security purposes, commercial deployment of the technology would likely be delayed for several years, until the current oversupply of enriched uranium has been absorbed and prices have firmed, providing the basis for capital investment. Commercial deployment will also require a substantial amount of capital. We have been pursuing a loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, in order to obtain the funding needed to complete the ACP. In July 2008, we applied under the DOE Loan Guarantee Program for $2 billion in U.S. government guaranteed debt financing for the ACP. We have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee. We expect to need additional investors in the project, which would reduce our ownership in the project. However, in order to successfully raise this capital, we need to develop a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile. As described above, current enrichment market conditions do not support a viable business plan for obtaining the capital necessary for ACP commercialization absent additional government support. While a portion of that capital could include cash generated by the project during startup and additional capital contributions from us, the majority of the capital will need to come from third parties. The amount of capital that we would be able to contribute to the project going forward will impact our share of the ultimate ownership of the project, which would be reduced as a result of raising equity and other capital to commercially deploy the project.

The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Years Ended December 31,
	2013	2012	2011
Net Cash Provided by Operating Activities	$81.2	$142.9	$56.3
Net Cash Provided by (Used in) Investing Activities	25.7	124.8	(163.2)
Net Cash (Used in) Financing Activities	(85.6)	(12.4)	(6.5)
Net Increase (Decrease) in Cash and Cash Equivalents	$21.3	$255.3	$(113.4)

Operating Activities

During 2013, net cash flow provided by operating activities was $81.2 million. Inventories declined $160.1 million in 2013 due to the monetization of inventory produced in prior years, and the payables balance to our Russian suppliers increased $130.9 million due to the timing of deliveries, providing positive cash flows. The loss from continuing operations before income taxes of $270.1 million in 2013, net of non-cash charges including depreciation, amortization and asset retirements, was a use of cash flow. The loss includes expenses that no longer contribute to inventory production following the cessation of enrichment at the Paducah GDP and American Centrifuge project costs which have been expensed as part of our operating activities since the start of the fourth quarter of 2011.

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

Investing Activities

Cash proceeds on the sale of NAC of $43.2 million were received in 2013. Cash collateral deposits increased a net $17.5 million during 2013. Our level of cash collateral supporting financial assurance and our ability to secure additional financial assurance are subject to a surety bond provider’s view of our creditworthiness. Our surety bonds related to D&D and stored wastes are now fully cash collateralized beginning in the third quarter of 2013.

In 2012, cash collateral deposits of $131.7 million were returned to us following the transfer of quantities of our depleted uranium to DOE in exchange for the SWU component of LEU under a March 2012 agreement with DOE and following the transfer of quantities of our depleted uranium to DOE as part of the funding of the RD&D Program under the June 2012 cooperative agreement with DOE.

There were no capital expenditures in 2013. Capital expenditures were $4.3 million in 2012 and $152.8 million in 2011. Capital expenditures in the prior periods are principally associated with the American Centrifuge Plant. Beginning with the fourth quarter of 2011, all ACP project costs incurred have been expensed. Capitalization of expenditures related to the ACP has ceased until commercial plant deployment resumes, anticipated to begin at the successful completion of the RD&D Program assuming financing is in place.

Financing Activities

Payments on the credit facility term loan, including the repayment of the term loan in connection with the March 2013 credit facility amendment, totaled $83.2 million in 2013.

Net cash flow used in the purchase of common stock related to our employee stock-based compensation plans was $0.2 million in 2013, $0.5 million in 2012 and $1.5 million in 2011.

Adjusted for the 1-for-25 reverse stock split effective July 1, 2013, there were 5.0 million shares of common stock outstanding at December 31, 2013 and December 31, 2012, and 4.9 million shares at December 31, 2011.

Working Capital (Deficit)

	December 31,
	2013	2012
	(millions)
Cash and cash equivalents	$314.2	$292.9
Accounts receivable, net	163.0	134.8
Inventories, net	467.9	643.2
Credit facility term loan, current	—	(83.2)
Convertible preferred stock	(113.9)	(100.5)
Convertible senior notes, current	(530.0)	—
Other current assets and liabilities, net	(463.9)	(345.1)
Working capital (deficit)	$(162.7)	$542.1

Defined Benefit Plan Funding

We expect to contribute $37.7 million to the defined benefit pension plans in 2014, including $35.5 million of required contributions under ERISA and $2.2 million to non-qualified plans. We contributed $21.9 million in 2013. There is no required contribution for the postretirement health and life benefit plans under ERISA and we do not expect to contribute in 2014. We receive federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

In addition, we are in discussions with the PBGC regarding the impact of our de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's D&D contractor on September 30, 2011. We are also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer's employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, the PBGC has the right to require the employer to place an amount in escrow or furnish a bond to the PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and the PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. The PBGC could also elect not to require any further action by the employer. The PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. The PBGC has also informally advised us that the Paducah de-lease will be a cessation of operations when the 20% requirement is met and would also trigger liability under ERISA Section 4062(e). We have informed the PBGC that we do not agree that either de-lease or transition of employees constitute a cessation of operations that would trigger liability under ERISA Section 4062(e). We also dispute the amount of their preliminary calculation of the potential ERISA Section 4062(e) liability related to the Portsmouth transition. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. We have not reached a resolution with the PBGC and we have no assurance that the PBGC will agree with our position or reach a consensual resolution and will not pursue a requirement for us to establish an escrow or furnish a bond.

Given the significant number of employees at Paducah, the amount of any potential liability related to transition actions and a future de-lease at Paducah could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million. In addition, the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with the transition of the Paducah and Portsmouth GDPs, creates potential liabilities under ERISA Section 4062(e).

Capital Structure and Financial Resources

At December 31, 2013, our debt consisted of $530.0 million in 3.0% convertible senior notes due October 1, 2014. The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. In connection with our bankruptcy filing on March 5, 2014, we have reached an agreement on the terms of a financial restructuring plan with the holders of approximately 65% of the principal amount of our convertible senior notes. Under the terms of the agreement, we will replace the $530.0 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. We have also reached an agreement with Toshiba and B&W, our convertible preferred stockholders, to restructure their preferred convertible equity investment. USEC Inc.'s bankruptcy filing was a “pre-arranged” filing which included the filing of a proposed Plan of Reorganization which is supported by certain holders of the claims and interests impaired under the Plan, consisting of the convertible senior notes and the convertible preferred stock. Additional details are provided in Part I, Items 1 and 2, "Business and Properties - Chapter 11 Filing."

In May 2010, Toshiba and B&W signed a securities purchase agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W each agreed to invest $100 million in USEC over three phases, each of which is subject to specific closing conditions.  Closing for the first phase occurred in September 2010 and USEC received $75 million. Subsequent closings for the second and third phases are subject to certain conditions, including securing a $2 billion loan guarantee from DOE. At the September 2010 closing, Toshiba and B&W purchased 75,000 shares of Series B-1 12.75% convertible preferred stock, and warrants to purchase 250,000 shares of common stock (adjusted for 1-for-25 reverse stock split) at an exercise price of $187.50 per share, which will be exercisable in the future. As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at our election, in cash or in additional shares of Series B-1 preferred. Our board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates from January 1, 2012 through January 1, 2014 and the aggregate arrearage is $28.0 million. We have determined to defer declaring any dividends at this time due to our net losses reported for the years ended December 31, 2011, 2012 and 2013 and stockholders’ deficit.  In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of December 31, 2013, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $110.4 million ($113.9 million after taking into account the January 1, 2014 accrued dividend).

Credit Facility Matured on September 30, 2013

Our $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Letters of credit as of December 31, 2013 remain outstanding until their maturity. Utilization of the credit facility at December 31, 2013 and December 31, 2012 follows:

	December 31,
	2013	2012
	(millions)
Borrowings under the revolving credit facility	$—	$—
Term loan	—	83.2
Letters of credit	1.6	14.7
Available credit	—	87.1

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

On April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization had caused us to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where a company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, we submitted a plan advising the NYSE of definitive action we have taken, or are taking, that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted our plan of compliance and our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan.

Our plan outlines initiatives we must execute by quarter. These initiatives include successful completion of ACP development milestones, commercialization activities related to the American Centrifuge project, as well as successful execution of our Russian Supply Agreement and our potential balance sheet restructuring. The NYSE has notified us that if we do not achieve these financial and operational goals, we will be subject to NYSE trading suspension at the point the initiative or goal is not met.

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

Under the terms of our convertible notes, a "fundamental change" is triggered if our shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require us to repurchase the notes at par for cash. However, as a result of the Chapter 11 filing, any actions to enforce such repurchase right or to otherwise exercise rights under the notes are stayed.

Financial Assurance

The NRC requires that we guarantee the disposition of our stored wastes with financial assurance. We also provide financial assurance for the ultimate D&D of the American Centrifuge facilities to meet NRC and DOE requirements. The amount of financial assurance needed for D&D of the ACP is dependent on construction progress and decommissioning cost projections. Surety bonds for the disposition of stored wastes and for D&D are collateralized by interest earning cash deposits included in other long-term assets.

A summary of financial assurance and related cash collateral follows (in millions):

	December 31,
	2013	2012

Decontamination and decommissioning of American Centrifuge	$29.4	$23.0
Stored wastes	10.4	13.2
Other financial assurance	5.7	17.5
Total financial assurance	$45.5	$53.7
Letters of credit	1.6	14.7
Surety bonds	43.9	39.0

Cash collateral deposit for surety bonds	$39.8	$22.3

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

Contractual Commitments

USEC had contractual commitments at December 31, 2013, estimated as follows (in millions):

	2014	2015 - 2016	2017 - 2018	Thereafter	Total
Financing:
Convertible senior notes	$530.0	$—	$—	$—	$530.0
Interest on convertible senior notes	15.9	—	—	—	15.9
Total debt financing	545.9	—	—	—	545.9

Convertible preferred stock (1)	113.9	—	—	—	113.9
Dividends on convertible preferred stock (2)	15.2	36.9	—	—	52.1
Total preferred financing	129.1	36.9	—	—	166.0

Purchase commitments:
United States Enrichment Corporation (3)	119.9	534.6	542.1	1,059.9	2,256.5
American Centrifuge	31.7	—	—	—	31.7
Total purchase commitments	151.6	534.6	542.1	1,059.9	2,288.2

Expected payments on operating leases (4)	6.2	8.1	3.8	45.8	63.9
Other long-term liabilities (5)	36.1	88.3	64.5	180.1	369.0
	$868.9	$667.9	$610.4	$1,285.8	$3,433.0

Note: USEC's convertible senior notes and convertible preferred stock would be replaced with new debt and equity under USEC's Plan of Reorganization in connection with its Chapter 11 bankruptcy filing on March 5, 2014.

(1)
As of December 31, 2013, the convertible preferred stock can be converted at the holder’s option and is classified as a current liability. Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of our common stock outstanding on May 25, 2010 (approximately 0.9 million shares adjusted to take into account the 1-for-25 reverse stock split on July 1, 2013), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration if permitted under the Delaware General Corporation Law.

(2)
Dividends are estimated as paid-in-kind with additional shares of convertible preferred stock. As of December 31, 2013, the convertible preferred stock can be converted at the holder’s option. The amounts estimated above assume that the convertible preferred stock is held to its automatic conversion date of December 31, 2016. Future dividends would cease upon early conversion.

(3)	Purchase commitments of subsidiary United States Enrichment Corporation include commitments to purchase SWU from Russia.

(4)
Includes GDP lease at Paducah through August 1, 2015 based on USEC's official notice to terminate provided to DOE; however, USEC anticipates being ready to complete the return of leased premises and to terminate the Paducah lease as early as July 2014. However, based on USEC's current discussions with DOE, the return of the leased premises appears unlikely before October 2014 and USEC and DOE have not reached agreement on a lease termination date prior to August 1, 2015.

(5)
Other long-term liabilities reported on the balance sheet include pension benefit obligations and postretirement health and life benefit obligations amounting to $316.2 million, accrued asset retirement obligations related to the ACP of $22.6 million, and the liability for unrecognized tax benefits of $2.3 million.

Off-Balance Sheet Arrangements

In December 2006, DOE signed an agreement with us licensing U.S. gas centrifuge technology to USEC for use in building new domestic uranium enrichment capacity. We will pay royalties to the U.S. government on annual revenues from sales of LEU produced in the American Centrifuge Plant. The royalty ranges from 1% to 2% of annual gross revenue from these sales. Payments are capped at $100 million over the life of the technology license. Other than the letters of credit issued under the credit facility, the surety bonds and certain contractual commitments discussed above, there were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2013 or 2012.

Environmental Matters

We incur costs for matters relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of our operations. Environmental liabilities associated with GDP operations prior to July 28, 1998, are the responsibility of the U.S. government. DOE remains responsible for D&D of the GDPs. Operating costs for environmental compliance amounted to $12.9 million in 2013, $12.5 million in 2012 and $39.1 million in 2011.

USEC has historically accrued estimated costs for the future disposition of depleted uranium generated from enrichment operations at the Paducah GDP. DOE provided funding for the support of the RD&D Program in 2012 by accepting title to USEC’s balance of depleted uranium. As of December 31, 2013, a small remaining quantity of depleted uranium remains to be transferred to DOE under USEC’s agreement with DOE. The transfer of depleted uranium to DOE enabled USEC to release cash deposits that had been used as collateral for future depleted uranium disposition.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 2 of the notes to the consolidated financial statements for information on new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2013, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At December 31, 2013, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value of $530.0 million. The fair value of the convertible notes, based on the trading price as of December 31, 2013, was $184.1 million.

The estimated fair value of our convertible preferred stock at December 31, 2013, including accrued paid-in-kind dividends declared payable January 1, 2014, was equal to the redemption value of $1,000 per share or $113.9 million.

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

Management assessed the effectiveness of USEC’s internal control over financial reporting as of December 31, 2013, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this evaluation, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2013.

The effectiveness of USEC’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, USEC’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included in Part I of this annual report. Additional information concerning directors, executive officers and corporate governance is incorporated herein by reference to the definitive proxy statement for the 2014 annual meeting of shareholders to be filed subsequent to the date hereof.

Item 11. Executive Compensation

Information concerning management compensation is incorporated herein by reference to the definitive proxy statement for the 2014 annual meeting of shareholders to be filed subsequent to the date hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the definitive proxy statement for the 2014 annual meeting of shareholders to be filed subsequent to the date hereof.

The following table gives information about the Company’s common stock that may be issued under the USEC Inc. 2009 Equity Incentive Plan as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,222	$289.15	246,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,222		246,000

(1)
Includes approximately 246,000 shares with respect to which awards are available for issuance under the USEC Inc. 2009 Equity Incentive Plan (net of awards which terminate or are cancelled without being exercised or that are settled for cash).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference to the definitive proxy statement for the 2014 annual meeting of shareholders to be filed subsequent to the date hereof.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated herein by reference to the definitive proxy statement for the 2014 annual meeting of shareholders to be filed subsequent to the date hereof.

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

USEC Inc.

March 31, 2014	/s/ John K. Welch
John K. Welch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2014
John K. Welch

/s/ John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2014
John C. Barpoulis

/s/ J. Tracy Mey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2014
J. Tracy Mey

/s/ James R. Mellor	Chairman of the Board and Director	March 31, 2014
James R. Mellor

/s/ Sigmund L. Cornelius	Director	March 31, 2014
Sigmund L. Cornelius

/s/ Michael Diament	Director	March 31, 2014
Michael Diament

/s/ Joseph T. Doyle	Director	March 31, 2014
Joseph T. Doyle

/s/ William J. Madia	Director	March 31, 2014
William J. Madia

/s/ Hiroshi Sakamoto	Director	March 31, 2014
Hiroshi Sakamoto

/s/ Walter E. Skowronski	Director	March 31, 2014
Walter E. Skowronski

/s/ M. Richard Smith	Director	March 31, 2014
M. Richard Smith

/s/ Mikel H. Williams	Director	March 31, 2014
Mikel H. Williams

USEC Inc.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of USEC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows, and consolidated statements of stockholders' equity (deficit) present fairly, in all material respects, the financial position of USEC Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported net losses for the years ended December 31, 2013, 2012 and 2011, had a shareholders’ deficit as of December 31, 2013, and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on March 5, 2014, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 31, 2014

USEC Inc.
CONSOLIDATED BALANCE SHEETS
(millions, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$314.2	$292.9
Accounts receivable, net	163.0	134.8
Inventories	967.6	1,593.2
Deferred costs associated with deferred revenue	165.5	116.8
Other current assets	21.7	19.2
Total Current Assets	1,632.0	2,156.9
Property, Plant and Equipment, net	7.9	51.0
Other Long-Term Assets
Deposits for surety bonds	39.8	22.3
Goodwill	—	6.8
Other assets	25.8	29.4
Total Other Long-Term Assets	65.6	58.5
Total Assets	$1,705.5	$2,266.4
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	114.5	145.8
Payables under Russian Contract	340.7	209.8
Inventories owed to customers and suppliers	499.7	950.0
Deferred revenue and advances from customers	195.9	125.5
Credit facility term loan	—	83.2
Convertible senior notes	530.0	—
Convertible preferred stock and accrued dividends payable-in-kind, 85,900 shares issued	113.9	100.5
Total Current Liabilities	1,794.7	1,614.8
Convertible Senior Notes	—	530.0
Other Long-Term Liabilities
Postretirement health and life benefit obligations	195.0	207.2
Pension benefit liabilities	121.2	321.7
Other liabilities	52.8	65.6
Total Other Long-Term Liabilities	369.0	594.5
Commitments and Contingencies (Note 20)
Stockholders’ Equity (Deficit)
Preferred stock, par value $1.00 per share, 25,000,000 shares authorized, no shares recorded as stockholders’ equity	—	—
Common stock, par value $.10 per share, 25,000,000 shares authorized, 5,211,000 shares issued	0.5	0.5
Excess of capital over par value	1,216.4	1,213.3
Retained earnings (deficit)	(1,520.7)	(1,361.8)
Treasury stock, 226,000 and 203,000 shares	(34.3)	(33.0)
Accumulated other comprehensive loss, net of tax	(120.1)	(291.9)
Total Stockholders’ Equity (Deficit)	(458.2)	(472.9)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,705.5	$2,266.4

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Separative work units	$1,222.9	$1,821.8	$1,330.9
Uranium	71.2	26.0	131.8
Contract services	13.4	14.3	138.1
Total Revenue	1,307.5	1,862.1	1,600.8
Cost of Sales:
Separative work units and uranium	1,388.8	1,718.5	1,391.1
Contract services	13.6	14.2	134.3
Total Cost of Sales	1,402.4	1,732.7	1,525.4
Gross profit (loss)	(94.9)	129.4	75.4
Advanced technology costs	186.1	1,313.2	271.6
Selling, general and administrative	46.8	50.3	56.4
Special charges for workforce reductions and advisory costs	57.2	12.3	—
Other (income)	(154.3)	(92.1)	(3.7)
Operating (loss)	(230.7)	(1,154.3)	(248.9)
Interest expense	40.1	50.4	11.6
Interest (income)	(0.7)	(1.9)	(0.5)
(Loss) from continuing operations before income taxes	(270.1)	(1,202.8)	(260.0)
Provision (benefit) for income taxes	(86.5)	(1.0)	231.8
Net (loss) from continuing operations	(183.6)	(1,201.8)	(491.8)
Net income from discontinued operations	24.7	1.2	0.7
Net (loss)	$(158.9)	$(1,200.6)	$(491.1)

Net (loss) per share (Note 18):
Net (loss) from continuing operations per share – basic and diluted	$(37.47)	$(245.26)	$(102.46)
Net (loss) per share – basic and diluted	$(32.43)	$(245.02)	$(102.31)
Weighted-average number of shares outstanding – basic and diluted	4.9	4.9	4.8

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)

	Years Ended December 31,
	2013	2012	2011
Net (loss)	$(158.9)	$(1,200.6)	$(491.1)
Other comprehensive income (loss), before tax (Note 21):
Valuation gain (losses) arising during the period	187.8	(55.1)	(136.2)
Prior service credit arising during the period	27.8	—	—
Amortization of actuarial (gains) losses, net	55.3	24.2	16.2
Amortization of prior service costs (credit)	(24.1)	1.5	1.6
Other comprehensive income (loss), before tax	246.8	(29.4)	(118.4)
Income tax expense related to items of other comprehensive income	(75.0)	—	—
Other comprehensive income (loss), net of tax	171.8	(29.4)	(118.4)
Comprehensive income (loss)	$12.9	$(1,230.0)	$(609.5)

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net (loss)	$(158.9)	$(1,200.6)	$(491.1)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	27.6	37.5	50.1
Transfers and retirements of machinery and equipment	19.8	47.4	—
Expense of American Centrifuge capital assets	—	1,092.3	146.6
Deferred income taxes	—	—	252.0
Other non-cash income on release of disposal obligation	—	(92.1)	(0.6)
Convertible preferred stock dividends payable-in-kind	13.4	11.9	10.4
Gain on sale of subsidiary	(35.6)	—	—
Gain on extinguishment of convertible notes	—	—	(3.1)
Inventory valuation adjustments	15.2	—	—
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(28.2)	1.4	146.6
Inventories, net – (increase) decrease	160.1	238.7	(75.2)
Payables under Russian Contract – increase	130.9	2.9	5.7
Deferred revenue, net of deferred costs – increase	20.9	90.3	5.2
Accounts payable and other liabilities – increase (decrease)	(82.5)	27.2	(10.6)
Accrued depleted uranium disposition – increase (decrease)	0.4	(145.0)	19.8
Other, net	(1.9)	31.0	0.5
Net Cash Provided by Operating Activities	81.2	142.9	56.3

Cash Flows Provided by Investing Activities
Capital expenditures	—	(4.3)	(152.8)
Deposits for surety bonds - net (increase) decrease	(17.5)	129.1	(10.4)
Proceeds from sale of subsidiary	43.2	—	—
Net Cash Provided by (Used in) Investing Activities	25.7	124.8	(163.2)

Cash Flows Used in Financing Activities
Borrowings under revolving credit facility	—	123.6	80.9
Repayments under revolving credit facility	—	(123.6)	(80.9)
Repayment of credit facility term loan	(83.2)	(1.8)	—
Payments for deferred financing costs	(2.2)	(10.1)	(5.0)
Common stock issued (purchased), net	(0.2)	(0.5)	(1.5)
Net Cash (Used in) Financing Activities	(85.6)	(12.4)	(6.5)
Net Increase (Decrease)	21.3	255.3	(113.4)
Cash and Cash Equivalents at Beginning of Period	292.9	37.6	151.0
Cash and Cash Equivalents at End of Period	$314.2	$292.9	$37.6

Supplemental Cash Flow Information:
Interest paid	$20.7	$27.5	$4.5
Income taxes paid, net of refunds	0.4	—	—

See notes to consolidated financial statements.

USEC Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$12.3	$1,172.8	$329.9	$(57.1)	$(144.1)	$1,313.8
Reverse stock split of 1 share for 25 (Note 1)	(12.5)	12.5	—	—	—	—
Other comprehensive income, net of tax (Note 21)	—	—	—	—	(118.4)	(118.4)
Common stock issued in exchange for convertible senior notes	0.7	40.5	—	—	—	41.2
Restricted and other common stock issued, net of amortization	—	(0.8)	—	7.7	—	6.9
Net (loss)	—	—	(491.1)	—	—	(491.1)
Balance at December 31, 2011	$0.5	$1,225.0	$(161.2)	$(49.4)	$(262.5)	$752.4

Other comprehensive income, net of tax (Note 21)	—	—	—	—	(29.4)	(29.4)
Restricted and other common stock issued, net of amortization	—	(11.7)	—	16.4	—	4.7
Net (loss)	—	—	(1,200.6)	—	—	(1,200.6)
Balance at December 31, 2012	$0.5	$1,213.3	$(1,361.8)	$(33.0)	$(291.9)	$(472.9)

Other comprehensive income, net of tax (Note 21)	—	—	—	—	171.8	171.8
Restricted and other common stock issued, net of amortization	—	3.1	—	(1.3)	—	1.8
Net (loss)	—	—	(158.9)	—	—	(158.9)
Balance at December 31, 2013	$0.5	$1,216.4	$(1,520.7)	$(34.3)	$(120.1)	$(458.2)

See notes to consolidated financial statements.

USEC Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Nature of Operations

USEC Inc. ("USEC" or "the Company"), a global energy company, supplies low enriched uranium ("LEU") for commercial nuclear power plants. LEU consists of two components: separative work units ("SWU") and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: LEU having a higher percentage of the uranium-235 isotope ("U235") and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component. Utility customers typically provide uranium to USEC as part of their enrichment contracts, and USEC delivers LEU to these customers and charges for the SWU component.

USEC has historically produced or acquired LEU from two principal sources. USEC has produced about half of its supply of LEU at the Paducah Gaseous Diffusion Plant ("Paducah GDP") in Paducah, Kentucky, and USEC has acquired the other portion under a contract with Russia (the "Russian Contract") under the 20-year Megatons to Megawatts program. USEC ceased uranium enrichment at the Paducah GDP at the end of May 2013 and is actively taking steps to transfer the site back to the U.S. Department of Energy ("DOE"). USEC's purchases under the Russian Contract also ended in 2013. Commencing in June 2013, USEC continues to acquire Russian LEU under the terms of a 10-year commercial agreement with Russia (the “Russian Supply Agreement”). Purchase quantities under the Russian Supply Agreement will be about half the amount of SWU under the Megatons to Megawatts program unless the parties exercise a mutual option to increase such purchases.

The cessation of domestic enrichment and the successful conclusion of the Megatons to Megawatts program have placed our business in a state of significant transition. USEC's business will contract in 2014 from one that sold approximately 10 to 12 million SWU annually to one where it is expected to sell about one-third of that amount from its existing inventory, the smaller quantities purchased from Russia under the Russian Supply Agreement and potential other suppliers. USEC expects to be a significantly smaller company with lower revenues for at least several years. USEC continues to pursue various paths with DOE for deploying the American Centrifuge technology, which USEC believes is the best path to remaining a competitive producer of LEU in the long-term.

The economics of the American Centrifuge project are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, USEC does not believe that its plans for commercialization of the American Centrifuge project are economically viable without additional government support beyond the $2 billion loan guarantee funding that the Company has applied for from DOE.

USEC has provided various options to DOE related to preserving the American Centrifuge technology for national security needs which may enable USEC to maintain the option to deploy the technology for commercial purposes at some point in the future. Over the past two years, USEC confirmed the technical readiness of the American Centrifuge technology through a cooperative cost-sharing research, development and demonstration program (such program, including any extension or successor program, the "RD&D Program") with DOE.  The continuation of the RD&D Program in 2014 includes work primarily related to additional cascade testing. The program continuation also supports DOE analysis of the technology while sustaining program capabilities as DOE considers its options for meeting national security needs. Funding for the RD&D Program has only been provided through April 15, 2014, and DOE has stated that it does not plan to extend the RD&D cooperative agreement beyond such date. We continue to discuss with DOE its options for maintaining a domestic enrichment capability and DOE’s plans for the American Centrifuge project post-April 15, as well as USEC’s potential role in such options and during any transition. However, the scope of and USEC's role in a program after April 15 are uncertain, and USEC has no assurance that the U.S. government will continue to support the project beyond April 15, 2014. In light of its limited cash generation, USEC’s ability to provide funding in 2014 will be limited. USEC continues to evaluate its options concerning the American Centrifuge project, including its role in any government-supported continuation of the project beyond completion of the RD&D Program, further demobilization of or delays in the commercial deployment of the project, and termination of the project. Any such actions may have a material adverse impact on USEC's ability to deploy the American Centrifuge technology, on its liquidity, on the long-term viability of its LEU business, and could delay or impact its ability to obtain confirmation of its financial restructuring plan and its emergence from the Chapter 11 bankruptcy proceeding discussed below.

In parallel, USEC is taking steps to strengthen its financial structure by addressing balance sheet issues through a Chapter 11 filing with the U.S. Bankruptcy Court so that it can emerge as a stronger sponsor of the American Centrifuge project. See "Chapter 11 Filing" below.

USEC provides limited contract services to DOE and DOE contractors at the Paducah GDP and the site of the former Portsmouth GDP in Piketon, Ohio related to facilities it continues to lease for the American Centrifuge Plant ("ACP"). Revenue from USEC's contract services segment formerly included revenue generated by its subsidiary NAC International Inc. ("NAC"). On March 15, 2013, USEC sold NAC to a subsidiary of Hitachi Zosen Corporation. Refer to Note 3 for details.

Basis of Presentation

The consolidated financial statements include the accounts of USEC Inc., its principal subsidiary United States Enrichment Corporation, and its other subsidiaries. Financial results for NAC through the date of divestiture of March 15, 2013 are reported as discontinued operations. All material intercompany transactions are eliminated. Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

Reverse Stock Split

On July 1, 2013, USEC effectuated a reverse stock split of 1-for-25 shares as described below, resulting in a reclassification from Common Stock to Excess of Capital over Par Value of $12.5 million.

Chapter 11 Filing

On March 5, 2014 (the “Petition Date”), USEC Inc. filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) case number 14-10475. The Bankruptcy Filing was a “pre-arranged” filing which, as described further below, included the filing of a proposed Plan of Reorganization (the “Plan”) which is supported by certain holders of the claims and interests impaired under the Plan. USEC Inc.’s subsidiaries (collectively, the “Non-Filing Entities”), including United States Enrichment Corporation ("Enrichment"), which is our primary operating subsidiary, were not part of the Bankruptcy Filing. USEC Inc. will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business.

The Bankruptcy Filing is intended to strengthen the Company’s balance sheet, enhance its ability to sponsor the American Centrifuge project and improve its long-term business opportunities. USEC Inc. has reached an agreement on the terms of a financial restructuring plan with the holders (the “Consenting Noteholders”) of approximately 65% of the principal amount of its convertible senior notes (the “Convertible Notes”). Under the terms of the agreement described in more detail below, USEC Inc. will replace the approximately $530 million of Convertible Notes that are scheduled to mature in October 2014 with new debt and equity. USEC Inc. has also reached an agreement with Babcock & Wilcox Investment Company (“B&W”) and Toshiba America Nuclear Energy Corporation (“Toshiba” and together with B&W, the “Preferred Investors”) to restructure their preferred convertible equity investment. As strategic investors, Toshiba and B&W remain supportive of deployment of the ACP.

Throughout the restructuring process, both USEC Inc. and the Non-Filing Entities expect to continue operations and meet obligations to stakeholders, including suppliers, partners, customers and employees, subject to limitations on the ability of USEC Inc. to pay certain pre-petition obligations pending confirmation and implementation of the Plan. USEC also anticipates the continuation of research, development and demonstration activities for the American Centrifuge technology subject to the availability of continued government funding. As a non-debtor, Enrichment’s operations, which include the transition of the Paducah GDP back to DOE and the sale of SWU from its inventory and purchases of Russian LEU, are expected to continue unaffected by the bankruptcy.

Reorganization Plan

The material terms of the Plan include, among other things, that, upon the effective date of the Plan (the “Effective Date”):

•	The holders of the Convertible Notes will receive, on a pro rata basis, in exchange for claims on account of their $530 million in outstanding principal amount of Convertible Notes:

◦	79.04% of the common stock of reorganized USEC Inc. (“New Common Stock”), subject to dilution on account of a new management incentive plan;

◦	cash for interest payable on the Convertible Notes accrued from October 1, 2013, the date of the last semi-annual interest payment, to the Effective Date; and

◦
$200 million in principal amount of new notes issued by reorganized USEC Inc. on terms described in the Plan’s implementing documents (the “New Notes”), with the New Notes being guaranteed and secured on a subordinated and limited basis by Enrichment.

•
B&W and Toshiba will each receive in exchange and on account of their shares of USEC’s Series B-1 12.75% convertible preferred stock (the “Preferred Stock”) (as of December 31, 2013, there were 85,903 shares of Preferred Stock outstanding with an aggregate liquidation preference of $113.9 million including accrued paid-in-kind dividends) and warrants dated September 2, 2010 to purchase up to 250,000 shares of USEC’s common stock (the “Warrants”):

◦	7.98% of the New Common Stock (15.96% in the aggregate), subject to dilution on account of a new management incentive plan; and

◦	$20.19 million in principal amount of New Notes ($40.38 million in the aggregate).

◦
The Preferred Investors have agreed to enter into good faith negotiations to each invest $20.19 million (for an aggregate investment of $40.38 million) of equity in the American Centrifuge project in the future, upon mutually agreed upon terms and conditions, but in any event contingent upon the funding for the ACP of not less than $1.5 billion of debt supported by the DOE loan guarantee program or other government support or funding in such amount (the “ACP Funding Condition”).

◦
In connection with USEC Inc.’s compliance with regulatory requirements, the New Common Stock issued to the Preferred Investors would be structured in a similar manner to the Class B Common Stock contemplated to be issuable to the Preferred Investors upon conversion of the Preferred Stock. As contemplated, Class B Common Stock and will have the same rights, powers, preferences and restrictions and rank equally in all matters with the common stock of the reorganized USEC Inc., except voting. Holders of Class B Common Stock shall be entitled to elect two members of the Board of Directors of USEC Inc., consistent with their current arrangements.

•
If the Noteholders and Preferred Investors vote by requisite majorities to accept the Plan, the holders of USEC Inc.’s common stock will receive, on a pro rata basis, 5% of the New Common Stock, subject to dilution on account of a new management incentive plan.

•	All secured claims will be reinstated and otherwise not impaired and all liens shall be continued until the claims are paid in full.

•
All other general unsecured claims of the Company will be unimpaired and will be either reinstated or paid in full in the ordinary course of business upon the later of the Effective Date or when such obligation becomes due according to its terms.

USEC believes that the Plan meets the standards for confirmation under the Bankruptcy Code, but that determination will rest with the Bankruptcy Court. Confirmation of the Plan could materially alter the classifications and amounts reported in USEC’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of the Plan or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of a voluntary bankruptcy petition by USEC Inc. automatically stayed most actions against USEC Inc., including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over USEC Inc.’s property. Accordingly, although the Bankruptcy Filing triggered defaults for certain of USEC Inc.’s obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of USEC Inc.’s pre-petition liabilities are subject to settlement under the Plan.

Subsequent to the Petition Date, USEC Inc. received interim approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize its operations. These obligations were primarily related to certain employee wages, salaries and benefits, certain governmental taxes and fees, and certain insurance commitments. Pre-petition obligations not authorized to be paid currently by the Bankruptcy Court will be treated under the Plan. Post-petition obligations will be paid when due in the ordinary course of business, without prior payment authorization from the Bankruptcy Court. USEC Inc. has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise it in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, USEC Inc. may seek Bankruptcy Court approval to retain additional professionals.

USEC Inc. also received interim approval from the Bankruptcy Court to enter into a Debtor-In-Possession Credit Facility (the “DIP Facility”). This $50 million revolving credit facility is provided by Enrichment, USEC Inc.’s subsidiary. It accrues interest at an annual rate of 10.5% and is secured by substantially all of USEC Inc.’s assets. The DIP Facility requires mandatory prepayments from USEC Inc. when cost sharing reimbursements under the RD&D Program have been received from DOE. It matures at the earlier of the Effective Date of the Plan or 120 days, and is expected to be repaid with a draw on the Exit Facility described below. Borrowings must be consistent with a budget satisfactory to Enrichment. USEC Inc. is also required to manage its cash flows pursuant to this budget on a weekly basis with a limitation on variance from the budget. Enrichment’s obligations to make funds available include certain conditions precedent such as confirmation of a Plan within 100 days of the Petition Date, American Centrifuge activities shall not have demobilized, and DOE shall not have suspended or terminated the RD&D program or associated funding. Events of default include termination of any of the Plan Support Agreements prior to confirmation of a Plan, USEC Inc. filing a plan that has not been consented to by Enrichment, as well as other events of default common to such facilities. The Bankruptcy Court will consider final approval of the DIP Facility at a hearing scheduled for April 21, 2014. Pending such final approval, USEC Inc. is authorized to obtain up to $20 million out of the aggregate of $50 million in financing under the DIP Facility.

Reorganization Plan Approval Process

In order for USEC Inc. to emerge successfully from Chapter 11, USEC Inc. must obtain the Bankruptcy Court’s approval of the Plan, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with the Plan, USEC Inc. expects to enter into a new credit facility (the “Exit Facility”) with Enrichment. USEC Inc.’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing including issues relating to continued U.S. government funding for the American Centrifuge technology after April 15, 2014. As summarized above, the Plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of events, negotiations and Bankruptcy Court decisions ongoing through the date on which the Plan is confirmed.

Only creditors impaired under the Plan are entitled to vote on the Plan. As described above, USEC Inc. has already entered into agreements with the Consenting Noteholders and Preferred Investors pursuant to which the Consenting Noteholders and Preferred Investors have agreed to vote in favor of the Plan. The Plan Support Agreements may be terminated by USEC Inc., a majority of the Consenting Noteholders, or the Preferred Investors following written notice and the occurrence of certain events including:

•	Upon a good faith determination of the Board of Directors of USEC Inc. that proceeding with the Plan would be inconsistent with the exercise of its fiduciary duties;

•	DOE terminates or suspends (or announces its intent to terminate or suspend) its 80% cost share funding of the RD&D program;

•	There is a termination or suspension or material delay in completion of the RD&D program (other than, in the case of USEC’s right to terminate, as a result of action or inaction by USEC); and

•	If the Russian transitional supply agreement between Enrichment and Joint Stock Company Techsnabexport is terminated.

A majority of Consenting Noteholders or the Preferred Investors can also terminate their respective Plan Support Agreements following written notice and the occurrence of certain events including:

•	USEC Inc. fails to commence the solicitation within 50 days of the commencement of the Chapter 11 case; and

•
USEC Inc. experiences any circumstance, change or other event that has had or is reasonably likely to have a short-term or long-term material adverse effect on the financial condition or operations of USEC Inc. and its subsidiaries.

Further, the Plan is subject to revision in response to creditor claims and objections, the requirements of the Bankruptcy Code or the Bankruptcy Court and material changes in U.S. government funding for the American Centrifuge technology. While USEC expects to emerge successfully from bankruptcy with Plan approval from the Bankruptcy Court within 90-120 days of the filing, there can be no assurance that USEC will be able to secure approval for the Plan within that period or at all.

Liquidity Risks and Uncertainties

During the pendency of USEC Inc.’s Chapter 11 Case, Enrichment will continue to be the Company’s sole source of revenues and will provide the DIP Facility to USEC Inc. Enrichment is also expected to provide USEC Inc. with a credit facility to exit bankruptcy. USEC Inc.’s liquidity is therefore wholly dependent upon the operations of Enrichment and timely reimbursement from DOE for its portion of funding for the RD&D Program.

USEC incurred a net loss for the years ended December 31, 2013, 2012 and, 2011 and had a shareholders’ deficit as of December 31, 2013. USEC’s business is in a state of significant transition and is subject to numerous risks and uncertainties. The increasingly competitive industry conditions under which USEC operates have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that USEC will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these financial statements.

USEC Inc.’s ability to continue as a going concern is contingent upon the Bankruptcy Court’s approval of the Plan and the Company’s ability to successfully implement the Plan, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession under Chapter 11, USEC Inc. may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility), for amounts other than those reflected in the consolidated financial statements. Further, USEC's reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing, including confirmation of a plan of reorganization or emergence from bankruptcy.

Although the Company ended 2013 with a consolidated cash balance of $314.2 million, the Company’s prospects for adequate liquidity in 2014 are uncertain. The Company’s liquidity is dependent on a number of factors, including (i) the Company’s operating needs, including the cost of the restructuring; (ii) the level of expenditures for the American Centrifuge project, including the availability of any additional government funding of the American Centrifuge project beyond the current RD&D Program, which is funded through April 15, 2014, and the potential demobilization or termination costs if funding for the project beyond April 15 is not available or if USEC Inc. determines there is no longer a viable path to commercialization of the American Centrifuge project; (iii) the amount and timing of transition expenses for the Paducah GDP and the Company’s ability to reach an acceptable agreement with DOE for the transition; and (iv) USEC Inc.’s ability to obtain confirmation and effectiveness of the Plan to restructure its $530.0 million of convertible senior notes that mature on October 1, 2014, all of which impact the Company’s liquidity.

Consistent with prior years, the Company’s payments to Russia for SWU in the first quarter of 2014 are expected to exceed USEC's cash receipts from customers in that quarter, putting pressure on its liquidity in mid-2014 until deliveries to customers under its backlog occur later in the year. The Company’s $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. USEC’s working capital requirements are substantially reduced as a result of the conclusion of the Russian Contract under the 20-year Megatons-to-Megawatts program that ended in 2013 and the cessation of enrichment at the Paducah GDP as of May 31, 2013. Purchase quantities under the new 10-year Russian Supply Agreement will be about half the level under the Russian Contract unless the parties exercise a mutual option to increase such purchases. The Company is working with customers to modify delivery schedules to provide sufficient liquidity and working capital for the Company’s operating needs. However, the timing of customer deliveries could create risks to the Company’s liquidity. The Company’s ability to manage unanticipated expenses or delays in customer orders or payments is reduced without a credit facility, which could adversely affect the Company’s liquidity.

The economics of the American Centrifuge project are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU, which are now at their lowest levels in more than a decade. At current market prices, the Company does not believe that its plans for American Centrifuge commercialization are economically viable without additional government support. In addition, the Company does not currently have any financing in place for the project following the current funding of the RD&D Program. Funding for the RD&D Program has only been provided through April 15, 2014, and DOE has stated that it does not plan to extend the RD&D cooperative agreement beyond such date. We continue to discuss with DOE its options for maintaining a domestic enrichment capability and DOE’s plans for the American Centrifuge project post-April 15, as well as USEC’s potential role in such options and during any transition. However, the scope of and USEC's role in a program after April 15 are uncertain, and USEC has no assurance that the U.S. government will continue to support the project beyond April 15, 2014. The Company’s ability to provide funding in 2014 will be limited. Therefore, the Company continues to evaluate its options concerning the American Centrifuge project, including further demobilization of or delays in the commercial deployment of the project, and termination of the project, and could make a decision to demobilize or terminate the project in the near term. Any such actions may have a material adverse impact on USEC's ability to deploy the American Centrifuge technology, on its liquidity, on the long-term viability of its LEU business, and could delay or impact USEC's ability to obtain confirmation of its financial restructuring plan discussed above and its emergence from bankruptcy.  See Note 20, "American Centrifuge" for additional information.

In addition, on May 8, 2012, USEC received a notice from the New York Stock Exchange ("NYSE") that the average closing price of its common stock was below the NYSE's continued listing criteria relating to minimum share price. On July 1, 2013, USEC effectuated a reverse stock split of 1-for-25 shares in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in USEC's closing share price exceeding $1.00 per share and remaining above that level, and the condition has now been cured. However, on April 30, 2013, USEC received notice from the NYSE that the decline in USEC's total market capitalization had caused it to be out of compliance with another of the NYSE's continued listing standards. In accordance with the NYSE's rules, USEC submitted a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted USEC's plan of compliance and USEC's common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC's progress with respect to its plan. USEC's plan outlines initiatives USEC must execute by quarter. These initiatives include the successful completion of development milestones for the American Centrifuge Plant, the commercialization activities related to the American Centrifuge project, as well as the successful execution of the Company's Russian Supply Agreement and the Company's potential balance sheet restructuring.  The NYSE has notified USEC that if USEC does not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

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

Under the terms of the Convertible Notes, a "fundamental change" is triggered if USEC's shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. However, as a result of the Chapter 11 filing, any actions to enforce such repurchase right or to otherwise exercise rights under the notes are stayed. See Note 20, "NYSE Listing Standards Notices" for additional information.

USEC is in discussions with the Pension Benefit Guaranty Corporation ("PBGC") regarding the impact of its de-lease of the Portsmouth GDP and related transition of employees on its defined benefit plan funding obligations as well as the impact of ceasing enrichment at the Paducah GDP and related transition of employees including reductions in force.  For additional information, refer to Note 20, "Potential ERISA Section 4062(e) Liability."

The above noted actions, as well as actions that may be taken by vendors, customers, creditors and other third parties in response to these actions or based on their view of USEC Inc.'s or Enrichment's financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on liquidity and have a material adverse impact on our operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include temporary cash investments with original maturities of three months or less.

Inventories and Inventories Owed to Customers and Suppliers

USEC holds uranium in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between USEC and domestic fabricators, fabricators order bulk quantities of LEU from USEC based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, USEC satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. USEC’s balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from USEC. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from USEC than USEC is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy USEC’s customer order obligations on USEC’s behalf. In such cases, the transfer of title of LEU from USEC to the customer results in quantities of SWU and uranium owed by USEC to the fabricator. These obligations are presented in current liabilities, comprising most of the balance of inventories owed to customers and suppliers. The amounts of SWU and uranium owed to fabricators are satisfied as future bulk deliveries of LEU are made.

Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published price indicators at the balance sheet date. SWU and uranium inventory costs are determined using the monthly moving average cost method.

SWU costs are based on Russian SWU purchase costs and past production costs. The cost of the SWU component of LEU purchased from Russia is recorded at acquisition cost plus related shipping costs. Past production costs at the Paducah GDP consisted principally of electric power, labor and benefits, materials, depreciation and amortization and maintenance and repairs. Past production also had included a mode of operation, called underfeeding, that used or fed less uranium but required more SWU in the enrichment process requiring more electric power. The quantity of uranium that was earned or added to uranium inventory from underfeeding was accounted for as a byproduct of the enrichment process. Production costs were allocated to the uranium earned based on the net realizable value of the uranium, and the remainder of production costs were allocated to SWU inventory costs.

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

Property, Plant and Equipment

Historically, USEC has recoded construction work in progress at acquisition or construction cost. Upon being placed into service, costs were transferred to leasehold improvements or machinery and equipment at which time depreciation and amortization commenced. Maintenance and repair costs are charged to production costs or cost of sales as incurred.

USEC leases the Paducah GDP located in Paducah, Kentucky and portions of the former Portsmouth GDP located in Piketon, Ohio from DOE. Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the shorter of the useful life of the assets or the expected productive life of the plant. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013. In general, these assets, depending on their continuing economic life, are now expected to be useful only through the first half of 2014.

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

Instead of moving forward with a conditional commitment for a loan guarantee for the American Centrifuge project through the DOE Loan Guarantee Program, in the fall of 2011, DOE proposed a two-year cost share RD&D Program for the American Centrifuge project. As a result of the shift in focus of the American Centrifuge project, beginning in the fourth quarter of 2011, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, beginning with the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. Refer to Note 8, "Property, Plant and Equipment" and Note 20, "Commitments and Contingencies" for further details.

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

Based on USEC’s internal analysis concluded as part of its annual assessment, all previously capitalized costs related to the American Centrifuge project were expensed as of December 31, 2012. Although USEC continues to make progress in the deployment of the ACP, including the effective execution of the RD&D Program during 2012 and 2013, the expense of previously capitalized costs was based on USEC’s assessment of its ability to recover the full amount of this prior capital investment.  In light of the significant remaining capital needed to deploy the ACP and USEC’s view of its anticipated cash flow from operations available to finance the ACP given USEC’s other anticipated cash needs during that period, USEC anticipates that its ultimate share of the ownership of the ACP will likely be reduced, which affects its likelihood of recovering this past investment. This expense of previously capitalized costs does not affect any future capital investment in the ACP. USEC would anticipate that capitalization of amounts related to the ACP would resume if and when commercial plant deployment resumes.

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

Pursuant to accounting standards, USEC’s convertible debt are recorded at face value and the fair value is disclosed. The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date. Financing costs are generally deferred and amortized over the life of the instrument.

Pursuant to accounting standards, USEC’s convertible preferred stock was initially recorded at fair value on a recurring basis. The preferred stock is classified as a liability since it is convertible for a variable number of shares of common stock based on a fixed monetary value known at the issuance date. Since the preferred stock is classified as a liability, the proceeds were first allocated to the liability instrument's full fair value, and no residual proceeds remained to be assigned to the warrants. Upfront costs and fees related to the investment were expensed in 2010 and classified as preferred stock issuance costs. The issuance costs were expensed in the period of issuance, rather than deferred and amortized, since the preferred stock is classified as a liability and was initially recorded at fair value. Dividends paid-in-kind, either issued or payable, are classified as interest.

As of December 31, 2013, the convertible preferred stock can be converted at the holder’s option and is classified as a current liability at the redemption value. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law.

The balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

Lease Turnover Costs and Asset Retirement Obligations

Property, plant and equipment assets related to the Paducah GDP are not subject to an asset retirement obligation. At the end of the GDP lease, ownership of plant and equipment that USEC leaves at the GDP transfers to DOE, and responsibility for decontamination and decommissioning ("D&D") of the GDP remains with DOE. USEC estimates and accrues lease turnover costs. Costs of returning the GDP to DOE in acceptable condition include removing nuclear material as required and removing USEC-generated waste. Liabilities for lease turnover costs are based on current-dollar cost estimates and are not discounted.

USEC also leases facilities in Piketon, Ohio from DOE for the ACP. Pursuant to contract, DOE has obtained title to certain equipment used in the RD&D Program. Other than equipment transferred to DOE (collectively “DOE Transferred Property”), USEC owns all capital improvements and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. At the conclusion of the lease, USEC is obligated to return these leased facilities to DOE in a condition that meets U.S. Nuclear Regulatory Commission ("NRC") requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). In the event USEC returns the facilities in Piketon, Ohio prior to completing installation of 1 million SWU of capacity, DOE retains title to and responsibility for disposition of the DOE Transferred Property.

D&D requirements for the ACP create an asset retirement obligation. As construction of the ACP takes place, the present value of the related asset retirement obligation (the initially determined fair value of the future obligation) is recognized as a long-term liability. An equivalent amount was and would be recognized as part of the capitalized asset cost during the previous construction period and when commercial plant deployment resumes. Upon commencement of commercial operations, the asset cost will be depreciated over the shorter of the asset life or the expected lease period.

The capitalization of asset retirement obligations based on construction progress has been suspended since the third quarter of 2009, when USEC significantly reduced machine manufacturing and construction activities due to project funding uncertainty. In 2012, USEC expensed previously capitalized costs related to the American Centrifuge project and there is no ARO asset balance as of December 31, 2013.

The long-term liability for the asset retirement obligation is accreted, or increased, for the passage of time and the estimate also is revised for any changes in long-term inflation rate assumptions. The accretion, based on a time value of money calculation, is charged to cost of sales in the LEU segment. At the end of 2010, USEC reassessed the long-term liability and determined that the current fair value of the obligation was accrued at a sufficient amount based on construction progress and no further increase would be made until additional commercial plant deployment resumes.

When ACP commercial plant deployment resumes, USEC will begin again to reassess and revise the estimate of the asset retirement obligation during each reporting period based on construction progress, cost evaluation of future decommissioning expectations, and other judgmental considerations which impact the amount recorded in both construction work in progress and other long-term liabilities. Significant increases in asset retirement obligations and related capitalized asset costs would result when ACP construction is fully underway as part of any commercial plant deployment and plant operations.

Environmental Compliance Costs

Estimated environmental compliance costs are accrued where environmental assessments indicate that storage, treatment or disposal of wastes is probable and costs can be reasonably estimated. Liabilities for the storage, treatment or disposal of waste are based on current-dollar cost estimates and are not discounted.

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

Contract Services Revenue

USEC performs services and earns revenue from contract work from limited contract work for DOE and DOE contractors at the Paducah GDP and the Portsmouth site. Contract services revenue includes billings for fees and reimbursements for allowable costs that are determined in accordance with the terms of the underlying contracts. Revenue is recognized as work is performed and as fees are earned. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs determined in accordance with government cost accounting standards. Amounts representing contract change orders or final billing rates based on incurred costs are accrued and included in revenue when they can be reliably estimated and realization is probable. Allowable costs are subject to audit by the Defense Contract Audit Agency ("DCAA"), or such other entity that DOE authorizes to conduct the audit. The final settlement of amounts submitted by USEC for reimbursement is subject to Federal Acquisition Regulations requiring the DOE contracting officer to conduct negotiations and prepare a written indirect cost agreement. Revenue resulting from final billing rates is recognized upon completion of the government audits and notice by DOE authorizing final billing. DOE historically has not approved USEC’s provisional billing rates and has not completed audits of USEC’s incurred cost submissions and authorized final payments in a timely manner. Additional details are provided in Note 6. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been finalized with DOE, uncertainty exists and USEC has not yet recognized this additional revenue.

Stock-Based Compensation

USEC historically has had stock-based compensation plans available to grant restricted stock, restricted stock units, non-qualified stock options, performance awards and other stock-based awards to key employees and non-employee directors. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts presented and disclosed in the consolidated financial statements. Significant estimates and judgments include, but are not limited to, asset valuations, asset retirement obligations and transition costs, pension and postretirement health and life benefit costs and obligations, the tax bases of assets and liabilities, the future recoverability of deferred tax assets, and determination of the valuation allowance for deferred tax assets. Actual results may differ from such estimates, and estimates may change if the underlying conditions or assumptions change.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the presentation of accumulated other comprehensive income ("AOCI"), adding new disclosure requirements for items reclassified out of AOCI. The new guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The implementation of the new pronouncement in 2013 is reflected in USEC’s consolidated financial statements and did not have an effect on USEC’s results of operations, cash flows or financial position.

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

3. SALE OF NAC SUBSIDIARY

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

	Years Ended December 31,
	2013	2012	2011
Revenue	$13.7	$56.0	$71.0
Cost of sales	11.8	47.4	62.2
Gross profit	1.9	8.6	8.8
Advanced technology costs	—	0.8	1.6
Selling, general and administrative	1.8	5.8	5.7
Operating income	0.1	2.0	1.5
Gain on sale of subsidiary	35.6	—	—
Income before income taxes	35.7	2.0	1.5
Provision for income taxes	11.0	0.8	0.8
Net income from discontinued operations	$24.7	$1.2	$0.7

4. TRANSITION CHARGES

Non-Production Expenses Related to Ceasing Enrichment at the Paducah Plant

On May 24, 2013, USEC announced that it was not able to conclude a deal for the short-term extension of uranium enrichment at the Paducah GDP. USEC ceased uranium enrichment at the end of May 2013. USEC is in discussions with DOE regarding the timing of USEC’s de-lease of the Paducah GDP from DOE and is seeking to minimize its transition costs related to the site turnover, which could be substantial.

Under the terms of the lease, USEC can terminate the lease prior to June 2016 upon two years' notice. Also, as USEC's requirements change, USEC can de-lease portions of the property under lease upon 60 days' notice with DOE's consent, which cannot be unreasonably withheld. However, the right of partial de-lease does not include the right of USEC to terminate the lease in its entirety or with respect to the Paducah GDP, which termination is permitted only in accordance with the two-year termination provision of the lease. On August 1, 2013, USEC provided notice to DOE that USEC exercised its rights to terminate the lease with respect to the Paducah GDP and USEC has been in discussions with DOE regarding the timing of USEC’s de-lease. USEC anticipates being ready to complete the return of leased premises and to terminate the Paducah GDP lease as early as July 2014. However, based on USEC's current discussions with DOE, the return of the leased premises appears unlikely before October 2014 and USEC and DOE have not reached agreement on a lease termination date prior to August 1, 2015. DOE has indicated that its ability to agree to such an earlier date will depend on the its ability to award a contract for deactivation services and be prepared to assume responsibility for the leased areas, among other things. In the event that USEC is unable to agree with DOE on a schedule for termination prior to two years, USEC plans to retain a small portion of the leased premises until August 1, 2015, at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period USEC plans to return portions of the leased premises no longer required to meet its business needs. In addition, while DOE has stated that it continues to be willing to work with USEC to develop a transition plan and schedule for the safe and secure return of the Paducah GDP, DOE has taken the position that USEC is foreclosed from invoking its rights to a partial return of facilities under the lease. While USEC strongly disagrees with this DOE position, USEC believes it will be able to reach agreement with DOE on a mutually agreeable date to return the leased areas. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs.

The Paducah GDP operated for more than 60 years. Environmental liabilities associated with plant operations by agencies of the U.S. government prior to USEC's privatization on July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for D&D of the Paducah site.
As USEC accelerated the expected productive life of plant assets and ceased uranium enrichment at the Paducah GDP, USEC has incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $194.2 million in 2013 and $18.8 million in 2012 as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $103.0 million in 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure.

Prior to the start of 2012, a significant portion of retiree benefit costs were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing retiree benefit costs related to USEC's former Portsmouth employees are charged to cost of sales of the LEU segment rather than the contract services segment based on continuing operations that support USEC's active and retired employees. Non-production expenses of $13.2 million in 2012 relate to Portsmouth retiree benefit costs;

-
Accelerated asset charges of $19.4 million in 2013 and $5.6 million in 2012. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013. In general, these assets, depending on their continuing economic life, are now expected to be useful only through the first half of 2014;

-
Inventory charges of $25.0 million in 2013. Inventories that are intended to be transferred to DOE upon final de-lease were charged to expense totaling $22.7 million. These inventories include residual uranium in cylinders and inventories deployed for cascade drawdown, assay blending and repackaging. USEC determined that it was currently uneconomic to recover resulting residual quantities for resale. In addition, certain materials and supplies used in the enrichment process with a book value of $2.3 million were expensed following the termination of enrichment at the end of the second quarter 2013;

-	Inventory valuation adjustments of $15.2 million in 2013, reflecting declines in uranium market price indicators. Inventories of SWU and uranium are valued at lower of cost or market;

-	Asset retirement charges of $19.8 million in 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP; and

-
Power contract losses of $11.8 million in 2013. In anticipation of a potential short-term extension of uranium enrichment at the Paducah GDP, USEC purchased approximately 700 megawatts of power for the period from June 1 through September 30, 2013 from several power providers. Due to falling prices in power markets following the purchase of this power, as part of agreements to unwind these purchases, USEC incurred expenses of approximately $11.8 million.

USEC may incur additional non-production expense and special charges in future periods based on the results of the planning and execution of the Paducah transition, assessments of evolving business needs, and changes in market prices.

Special Charges for Workforce Reductions

The cessation of enrichment at the Paducah GDP has resulted in charges of $24.0 million in 2013 for termination benefits consisting primarily of severance payments.

USEC has notified its Paducah employees of potential layoffs beginning in August 2013. The notifications are provided under the Worker Adjustment and Retraining Notification Act ("WARN Act"), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances. Following the cessation of enrichment at the Paducah GDP in the second quarter of 2013, USEC initiated an initial workforce reduction of 140 employees that was substantially completed in August 2013. On September 30, 2013, USEC's senior management authorized an additional workforce reduction of approximately 90 Paducah employees. This workforce reduction occurred between October 2013 and January 2014. Between June and December 2013, the Paducah GDP workforce has been reduced by 202 employees through layoffs. Severance payments of $3.2 million were charged to expense in 2013 for these workforce reductions, which is net of $1.2 million of severance paid by USEC and invoiced to DOE. Accounts receivable as of December 31, 2013 include DOE's share of severance paid by USEC. Substantially all cash payments for these workforce reductions were made by the end of 2013.

Additional layoffs are expected to occur in stages through 2014 of the remaining Paducah workforce depending on business needs to manage inventory, fulfill customer orders, meet regulatory requirements and transition the site back to DOE in a safe and orderly manner. USEC anticipates being ready to complete the return of leased premises and to terminate the Paducah GDP lease as early as July 2014. However, based on USEC's current discussions with DOE, the return of the leased premises appears unlikely before October 2014 and USEC and DOE have not reached agreement on a lease termination date prior to August 1, 2015. DOE has indicated that its ability to agree to such an earlier date will depend on the its ability to award a contract for deactivation services and be prepared to assume responsibility for the leased areas, among other things. In the event that USEC is unable to agree with DOE on a schedule for termination prior to two years, USEC plans to retain a small portion of the leased premises until August 1, 2015, at which time the Paducah GDP lease will terminate and any remaining portion of the leased premises will be returned to DOE. In such an event, during this period USEC plans to return portions of the leased premises no longer required to meet its business needs. USEC believes that it is now probable of incurring severance costs for the remaining Paducah GDP workforce and estimates that cost to be $20.8 million in the event of a full termination of activities at the site without a transfer of employees to another employer, with DOE owing a portion of this amount estimated to be up to $5 million. DOE’s liability for its share of severance paid is pursuant to the USEC Privatization Act. Information on these additional layoffs would be communicated to affected employees in future notices and may also result in additional charges.

Workforce reductions taken in 2012 resulted in special charges and related cash expenditures totaling $3.9 million for termination benefits consisting of severance payments, short-term health care coverage and immediate vesting of restricted stock and stock options for certain employees. These actions were a result of USEC’s 2012 organizational structure review efforts resulting in workforce reductions at the American Centrifuge design and engineering operations in Oak Ridge, Tennessee, at the headquarters operations located in Bethesda, Maryland and at the central services operations located in Piketon, Ohio. The reductions involved approximately 50 employees including two senior corporate officers.

As discussed in Note 14, "Pension and Postretirement Health and Life Benefits", USEC froze benefit accruals under its defined benefit pension plans, effective August 5, 2013, for active employees other than those who are covered by a collective bargaining agreement at the Paducah GDP. Pension benefits will no longer increase for these employees to reflect changes in compensation or company service. However, these employees will not lose any benefits earned through August 4, 2013 under the pension plans and continue to accrue service credits toward vesting and qualifying for early or unreduced retirement benefits under the plans. Unamortized prior service costs related to those pension plan participants were accelerated. In addition, as discussed above, layoffs of the remaining Paducah workforce are expected to occur in stages through 2014, but no later than the lease termination date of August 1, 2015. The layoffs are expected to accelerate retirement obligations in the GDP pension plan and GDP postretirement health and life benefit plans. Unamortized prior service costs related to affected plan participants were accelerated due to these terminations. Moreover, and in accordance with plan documents, certain affected plan participants were credited additional plan service credits based on their involuntary termination of employment. The net impact recorded in special charges for the year ended December 31, 2013 for these plans is $22.2 million.

Special Charges for Advisory Costs

In early 2012, USEC initiated an internal review of its organizational structure and engaged a management consulting firm to support this review. Since late 2012, USEC also has been engaged with advisors on the restructuring of its balance sheet. During the fourth quarter of 2013, USEC engaged additional advisory support to assist with the restructuring of USEC's balance sheet in 2014. Special charges recorded for these advisors totaled $11.0 million in 2013 compared to $8.4 million in 2012.

Special Charges Summary

A summary of special charges recorded in 2013 and 2012 and changes in the related balance sheet accounts at December 31 follow (in millions):

	2012 Special Charges	2012 Paid	Liability Balance to be Paid, Dec. 31, 2012	2013 Special Charges	2013 Paid	Liability Balance to Be Paid, Dec. 31, 2013
Workforce reductions, primarily severance payments	$3.4	$(3.4)	$—	$25.2	$(4.0)	$21.2
Workforce reductions, non-cash, immediate vesting of restricted stock and stock options	0.5	na	na	—	—	—
Less: Amounts billed to DOE	—	—	—	(1.2)	na	na
Pension and postretirement benefit charges, non-cash	—	—	—	22.2	na	na
Advisory costs	8.4	(8.3)	0.1	11.0	(9.9)	1.2
	$12.3	$(11.7)	$0.1	$57.2	$(13.9)	$22.4

na - not applicable

5. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

USEC is conducting a RD&D Program for the American Centrifuge technology with cost-share funding from DOE. The objectives of the RD&D Program are (1) to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 centrifuge machines and (2) sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge Plant. This includes activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. To date, USEC has achieved or exceeded all of the program milestones and performance indicators on or ahead of schedule and on or under budget.

The June 2012 cooperative agreement with DOE, as most recently amended on February 12, 2014, defines the scope, funding and technical goals for the RD&D Program. The cooperative agreement provides for 80% DOE and 20% USEC cost sharing for work performed beginning June 1, 2012. The cooperative agreement is being incrementally funded, and $279.6 million of DOE funding has been provided as follows:

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

•	$49.9 million of funding was provided pursuant to the FY2013 continuing appropriations resolution, through amendments to the cooperative agreement on June 13, 2013 and July 24, 2013;

•	$13.6 million of funding was provided pursuant to the FY2014 continuing appropriations resolution, through an amendment to the cooperative agreement on October 25, 2013;

•	$15.7 million of funding was provided through an amendment to the cooperative agreement on November 25, 2013; and

•	$22.6 million of funding was provided through amendments to the cooperative agreement on January 28, 2014 and February 12, 2014.

Under the cooperative agreement, the RD&D Program is extended through April 15, 2014. The Total Estimated Cost is $350 million and the Total Estimated Government Share is $280 million.

As of December 31, 2013, USEC has made cumulative qualifying American Centrifuge expenditures of $307.8 million. DOE’s pro-rata share is 80% or $246.3 million. Of the $246.3 million, $226.2 million was received by USEC and DOE’s remaining funding share of $20.1 million is included in current accounts receivable as of December 31, 2013. DOE’s pro-rata share of 80% is recognized as other income.

Additional details regarding funding for the RD&D Program and commitments and contingencies related to the American Centrifuge project under the 2002 DOE-USEC Agreement and the June 2012 cooperative agreement are provided in Note 20.

6.  RECEIVABLES

	December 31,
	2013	2012
	(millions)
Accounts Receivable:
Utility customers	$129.3	$118.3
DOE pro-rata share of RD&D Program funding	20.1	4.4
Contract services, primarily DOE:
Billed revenue	15.7	12.6
Unbilled revenue	1.9	1.6
Contract services, primarily DOE	17.6	14.2
Accounts receivable, gross	167.0	136.9
Less: valuation allowances and allowances for doubtful accounts	4.0	2.1
Accounts receivable, net	$163.0	$134.8

DOE Receivables included in Other Long-Term Assets:
DOE long-term receivables, gross	$80.8	$38.0
Less: valuation allowances and allowances for doubtful accounts	$55.0	12.2
DOE long-term receivables, net	$25.8	$25.8

Additional details regarding DOE’s pro-rata share of funding for American Centrifuge expenditures under the RD&D Program are provided in Note 5.

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

Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. USEC believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis and USEC has filed claims with DOE for payment under the Contract Disputes Act ("CDA"). DOE denied USEC's initial claim for payment of $38.0 million, and on May 30, 2013, USEC appealed the DOE's denial of its claims to the U.S. Court of Federal Claims.

On August 30, 2013, USEC submitted an additional claim to DOE under the CDA for payment of $42.8 million, representing DOE's share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's D&D contractor. As noted in Note 20, USEC has potential pension plan funding obligations under Section 4062(e) of the Employee Retirement Income Security Act (“ERISA”) related to USEC's de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's D&D contractor and related to the transition of employees in connection with the Paducah GDP transition. USEC believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE's share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts invoiced by USEC to date.

USEC has unapplied payments from DOE included in other long-term liabilities pending resolution of the long-term receivables from DOE described above. DOE funded a portion of USEC's contract services work through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold. USEC completed six competitive sales of uranium between the fourth quarter of 2009 and the first quarter of 2011. The net cash proceeds from the uranium sales are to be applied, at the direction of DOE, (a) as revenue is recognized in USEC’s contract services segment as services are provided or (b) to existing receivables balances due from DOE in USEC’s contract services segment. The remaining payment balance included in other long-term liabilities is $19.7 million as of December 31, 2013 and $20.5 million as of December 31, 2012.

7. INVENTORIES

USEC holds uranium, principally at the Paducah GDP, in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Costs included in inventory include purchase costs and previous production costs at the Paducah GDP. With the coming return of the Paducah GDP to DOE, USEC is transferring inventory held at the Paducah GDP to other locations.

Components of inventories follow (in millions):

	December 31, 2013			December 31, 2012
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$628.4	$200.0	$428.4	$880.9	$382.7	$498.2
Uranium	335.4	299.7	35.7	703.7	567.3	136.4
Materials and supplies	3.8	—	3.8	8.6	—	8.6
	$967.6	$499.7	$467.9	$1,593.2	$950.0	$643.2

(a)	Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated values of approximately $1.3 billion at December 31, 2013, and $1.9 billion at December 31, 2012, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 20% decline in the uranium spot price indicator and a 15% decline in quantities. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

8. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	Dec 31, 2010	Capital Expenditures (Depreciation)	Transfers and Retirements	Dec 31, 2011	Capital Expenditures (Depreciation)	Transfers and Retirements	Dec 31, 2012
Construction work in progress	$1,126.3	$135.9	$(151.0)	$1,111.2	$13.6	$(1,122.1)	$2.7
Leasehold improvements	187.3	—	(4.4)	182.9	—	0.8	183.7
Machinery and equipment	269.1	—	(17.9)	251.2	0.3	(69.8)	181.7
	1,582.7	135.9	(173.3)	1,545.3	13.9	(1,191.1)	368.1
Accumulated depreciation and amortization	(351.3)	(42.7)	35.8	(358.2)	(27.0)	68.1	(317.1)
	$1,231.4	$93.2	$(137.5)	$1,187.1	$(13.1)	$(1,123.0)	$51.0

	Dec 31, 2012	Capital Expenditures (Depreciation)	Transfers and Retirements	Dec 31, 2013
Construction work in progress	$2.7	$—	$(2.7)	$—
Leasehold improvements	183.7	—	(42.6)	141.1
Machinery and equipment	181.7	—	(17.7)	164.0
	368.1	—	(63.0)	305.1
Accumulated depreciation and amortization	(317.1)	(23.3)	43.2	(297.2)
	$51.0	$(23.3)	$(19.8)	$7.9

Paducah GDP

As noted in Note 4, "Transition Charges", USEC incurred a charge to cost of sales of $19.8 million in 2013 in connection with the ceasing of enrichment at the Paducah GDP and the related retirements of property, plant and equipment used in the enrichment process. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013.

American Centrifuge

USEC is working to deploy the American Centrifuge technology at the ACP in Piketon, Ohio. In the fall of 2011, instead of moving forward with a conditional commitment for a loan guarantee for the American Centrifuge project through the DOE Loan Guarantee Program, DOE proposed a two-year cost share RD&D Program for the American Centrifuge project. USEC, its subsidiary American Centrifuge Demonstration, LLC (“ACD”) and DOE entered into a cooperative agreement for the RD&D Program on June 12, 2012. Additional details are provided in Note 20 under "American Centrifuge - Project Funding." Beginning in the fourth quarter of 2011, as a result of the shift in focus of the American Centrifuge project, USEC began spending on the American Centrifuge technology at reduced levels with activities concentrating on development and demonstration. As a result, all project costs incurred since the start of the fourth quarter of 2011 have been expensed, including interest expense that previously would have been capitalized.

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

Although USEC continues to effectively execute the RD&D Program, the expense of previously capitalized costs in 2012 was based on USEC's assessment of its ability to recover the full amount of this prior capital investment. In light of the significant remaining capital needed to deploy the ACP and USEC’s view of its anticipated cash flow from operations available to finance the ACP given its other anticipated cash needs during that period, USEC anticipates that its ultimate share of the ownership of the ACP will likely be reduced, which affects USEC’s likelihood of recovering this past investment. This expense of previously capitalized costs does not affect any future capital investment in the ACP. USEC would anticipate that capitalization of amounts related to the ACP would resume if and when commercial plant deployment resumes.

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

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITES

	December 31,
	2013	2012
	(millions)
Trade payables	$8.7	$21.1
Compensation and benefits	27.3	41.0
American Centrifuge accrued liabilities	4.6	13.3
Accrued property and other taxes payable	3.2	4.7
Accrued lease turnover - current	30.4	32.2
Accrued interest payable on debt	4.0	5.3
Accrued severance payments	21.2	—
Other accrued liabilities	15.1	28.2
	$114.5	$145.8

10. DEFERRED REVENUE AND ADVANCES FROM CUSTOMERS

	December 31,
	2013	2012
	(millions)
Deferred revenue	$195.9	$123.1
Advances from customers	—	2.4
	$195.9	$125.5

Deferred costs associated with deferred revenue	$165.5	$116.8

11. DEBT

Credit Facility

USEC's $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Letters of credit as of December 31, 2013 remain outstanding until their maturity. Utilization of the credit facility at December 31, 2013 and December 31, 2012 follows:

	December 31,
	2013	2012
	(millions)
Borrowings under the revolving credit facility	$—	$—
Term loan	—	83.2
Letters of credit	1.6	14.7
Available credit	—	87.1

Convertible Senior Notes due October 1, 2014

The balance sheet carrying value of USEC’s convertible senior notes was $530.0 million as of December 31, 2013 and December 31, 2012. The convertible senior notes, issued in September 2007, bear interest at a rate of 3.0% per annum payable semi-annually in arrears on April 1 and October 1 of each year. The convertible senior notes are due October 1, 2014, and are classified as a current liability as of December 31, 2013. USEC paid underwriting discounts and offering expenses of $14.3 million in 2007, and these costs were deferred and are being amortized using the effective interest rate method over the life of the convertible notes. Under our proposed Plan, the convertible notes will be restructured. Refer to "Chapter 11 Filing" in Note 1.

The notes are senior unsecured obligations and rank equally with all existing and future senior unsecured debt of USEC Inc. and senior to all subordinated debt of USEC Inc. The notes are structurally subordinated to all existing and future liabilities of subsidiaries of USEC Inc. and will be effectively subordinated to existing and future secured indebtedness of USEC Inc. to the extent of the value of the collateral. The notes were not eligible for conversion to common stock as of December 31, 2013 or December 31, 2012.

Under the terms of USEC's convertible notes, a "fundamental change" is triggered if USEC's shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. However, as a result of the Chapter 11 filing, any actions to enforce such repurchase right or to otherwise exercise rights under the notes are stayed.

Deferred Financing Costs

Financing costs are generally deferred and amortized over the life of the instrument. Deferred financing costs related to the DOE loan guarantee application were expensed in 2012 as described in Note 8. A summary of deferred financing costs for the two years ended December 31, 2013 follows (in millions):

	Dec. 31, 2011	Additions	Reductions	Dec. 31, 2012	Additions/ (Reclasses)	Reductions	Dec. 31, 2013
Other current assets:
Bank credit facilities	$2.4	$9.2	$(8.6)	$3.0	$2.2	$(5.2)	$—
Convertible notes	—	—	—	—	1.8	(0.2)	1.6
Other long-term assets:
Convertible notes	5.5	—	(1.9)	3.6	(1.8)	(1.8)	—
DOE Loan Guarantee application	6.7	—	(6.7)	—	—	—	—
Total	$14.6	$9.2	$(17.2)	$6.6	$2.2	$(7.2)	$1.6

12. CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

In May 2010, Toshiba and B&W signed a securities purchase agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W each agreed to invest $100 million in USEC over three phases, each of which is subject to specific closing conditions.  Closing for the first phase occurred in September 2010 and USEC received $75 million. Subsequent closings for the second and third phases are subject to certain conditions, including securing a $2 billion loan guarantee from DOE. Under our proposed Plan, the investments of Toshiba and B&W will be restructured. Refer to "Chapter 11 Filing" in Note 1.

At the September 2010 closing, Toshiba and B&W purchased 75,000 shares of Series B-1 12.75% convertible preferred stock, and warrants to purchase 250,000 shares of common stock (adjusted for 1-for-25 reverse stock split) at an exercise price of $187.50 per share, which will be exercisable in the future. As of December 31, 2013, the convertible preferred stock balance of $113.9 million includes additional shares of convertible preferred stock totaling $38.9 million representing dividends paid-in-kind either issued or payable. The convertible preferred stock balance of $113.9 million equates to 17.1 million shares of common stock based on the arithmetic average of the daily volume-weighted average share price for USEC common stock as of December 31, 2013 for the preceding 20 trading days, or $6.66 per share. The effect of dilutive securities on net income per share is provided in Note 18.

Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of USEC’s common stock outstanding on May 25, 2010 (approximately 0.9 million shares adjusted for 1-for-25 reverse stock split), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law.

13. FAIR VALUE MEASUREMENTS

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

As a result of USEC Inc.'s bankruptcy filing on March 5, 2014, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, USEC's reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	—	$312.7	—	$312.7	—	$292.2	—	$292.2
Deferred compensation asset (b)	—	3.1	—	3.1	—	2.7	—	2.7

Liabilities:
Deferred compensation obligation (b)	—	3.0	—	3.0	—	2.7	—	2.7

(a)
Cash equivalents consist of funds invested in money market funds. These investments are classified within Level 2 of the valuation hierarchy because the publicly reported Net Asset Value (“NAV”) of one dollar does not necessarily reflect the fair value of the underlying securities.

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

Other Financial Instruments

As of December 31, 2013 and December 31, 2012, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s debt follow (in millions):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility term loan	$—	$—	$83.2	$93.5
Convertible preferred stock and accrued dividends payable-in-kind	113.9	113.9	100.5	100.5
3.0% convertible senior notes, due October 1, 2014	530.0	184.1	530.0	198.2

The estimated fair value of the term loan as of December 31, 2012 was based on the change in market value of an index of loans of similar credit quality based on published credit ratings, and is classified as using Level 2 inputs in the fair value measurement.

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

14. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 6,100 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 4,000 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to the supplemental executive retirement plans (“SERP”) and pension restoration plan, USEC provides executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law. Employees hired on or after September 1, 2008 and who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or the postretirement health and life benefit plan.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
Changes in Benefit Obligations:
Obligations at beginning of year	$1,099.0	$989.5	$248.8	$252.9
Actuarial (gains) losses, net	(121.0)	104.6	(25.2)	(7.2)
Service costs	9.9	14.6	3.6	3.7
Interest costs	45.0	48.3	9.0	11.1
Benefits paid	(58.2)	(58.0)	(12.2)	(12.3)
Lump sum benefits paid	(47.2)	—	—	—
Less federal subsidy on benefits paid	—	—	0.5	0.6
Plan amendments	—	—	(27.8)	—
Curtailments	(20.1)	—	24.6	—
Special termination benefits	—	—	10.6	—
Obligations at end of year	907.4	1,099.0	231.9	248.8
Changes in Plan Assets:
Fair value of plan assets at beginning of year	774.8	727.8	41.6	45.1
Actual return on plan assets	92.7	91.3	6.9	5.8
USEC contributions	21.9	13.7	0.6	3.0
Benefits paid	(58.2)	(58.0)	(12.2)	(12.3)
Lump sum benefits paid	(47.2)	—	—	—
Fair value of plan assets at end of year	784.0	774.8	36.9	41.6
(Unfunded) status at end of year	(123.4)	(324.2)	(195.0)	(207.2)

Amounts recognized in assets and liabilities:
Current liabilities	$(2.2)	$(2.5)	—	—
Noncurrent liabilities	(121.2)	(321.7)	(195.0)	(207.2)
	$(123.4)	$(324.2)	$(195.0)	$(207.2)
Amounts recognized in accumulated other comprehensive income (loss), pre-tax:
Net actuarial loss	$115.3	$326.0	$12.8	$45.3
Prior service cost (credit)	0.2	1.7	(2.1)	—
	$115.5	$327.7	$10.7	$45.3

Assumptions used to determine benefit obligations at end of year:
Discount rate	4.87%	4.07%	4.45%	3.66%
Compensation increases	2.00%	4.00%	2.00%	4.00%

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

The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns on equity securities are based on historical long-term returns of equity markets. Expected returns on debt securities are based on the current interest rate environment. The differences between the actual return on plan assets and expected return on plan assets are accumulated actuarial gains and losses.

The current portion of underfunded plan liabilities represents the expected benefit payments for the following year in excess of the fair value of the plan assets at year-end. The current liability reflects projected benefit payments for SERP and the pension restoration plan in the following year.

Projected benefit obligations are based on actuarial assumptions including future increases in compensation for employees covered by a collective bargaining agreement. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. The accumulated benefit obligation for all defined benefit pension plans was $906.0 million at December 31, 2013 and $1,040.4 million at December 31, 2012. At December 31, 2013, none of USEC’s plans had fair value of plan assets in excess of accumulated benefit obligations.

The expected cost of providing pension benefits is accrued over the years employees render service, and actuarial gains and losses are amortized over the employees’ average expected future service life or average expected future lifetime, as applicable. For the postretirement health and life benefit plan, actuarial gains and losses are amortized over the average expected future lifetime of plan participants; prior service costs or benefits are amortized over the employees’ average remaining years of service from age 40 until the date of full benefit eligibility or the average expected future lifetime of all plan participants, as applicable. Participants in the postretirement health and life benefit plan are generally eligible for benefits at retirement after age 50 with 10 years of continuous credited service at the time of retirement.

Significant Plan Impacts in 2013

A curtailment occurs when an employer eliminates accrual of pension benefits for some or all future services of a significant number of employees covered by the pension plan. When a curtailment occurs, plan assets and benefit obligations are remeasured.

Effective August 5, 2013, accrued benefits for active employees who are not covered by a collective bargaining agreement at the Paducah GDP have been frozen under the defined benefit pension plans, including the non-qualified USEC Inc. Pension Restoration Plan. The retirement benefit is fixed and will no longer increase for these employees to reflect changes in compensation or company service. However, these employees will not lose any benefits earned through August 4, 2013 under the pension plans and continue to accrue service credits toward vesting and qualifying for early or unreduced retirement benefits under the plans. Unamortized prior service costs related to those pension plan participants were accelerated and a plan re-measurement was conducted at June 30, 2013. The result was a curtailment gain of $0.7 million recorded in the second quarter of 2013 to special charges. Obligations for plans affected by the benefit freeze decreased by $32.7 million in total.

In addition, as discussed in Note 4, “Transition Charges,” layoffs are expected to occur in stages through 2014 of the remaining Paducah workforce, but no later than the lease termination date of August 1, 2015. The layoffs are expected to accelerate retirement obligations in the GDP pension plan and GDP postretirement health and life benefit plan. Unamortized prior service costs related to affected plan participants were accelerated due to these terminations. Moreover, and in accordance with plan documents, certain affected plan participants were credited additional plan service credits based on their involuntary termination of employment. The net impact recorded in special charges at December 31, 2013 for the two plans is $22.9 million, and obligations for both plans increased in total by $47.9 million.

The freeze of the defined benefit pension plans is part of the internal organizational structure review effort. The defined benefit pension plans were amended to allow a lump sum payment option to active employees who are not covered by a collective bargaining agreement at the Paducah GDP who are terminated as a result of participation in a reduction in force from August 5, 2013 through December 31, 2014. The qualified defined benefit pension plans were further amended to allow a one-time voluntary election for a lump sum payment in December 2013 to certain former employees with deferred vested pension benefits. Any lump sum distributions under this program would fully settle USEC's long-term pension obligations related to those benefits. Settlement accounting, which would require immediate recognition of a portion of amounts deferred in accumulated other comprehensive income, need not be followed if the sum of the settlements for the year is less than the sum of the service cost and interest cost components of the net periodic benefit cost for the plan year, measured on a plan by plan basis. Total lump sum payments in 2013 fell below the minimum settlement accounting thresholds for the plans and therefore settlement accounting was not required.

Prior to recent plan amendments, the qualified pension plans offered a lump sum option to plan participants in only limited circumstances. First, in the event that the entire present value of the participant’s benefits was less than $5,000, a participant may elect a lump sum representing a full distribution of plan benefits. Because plan rules require five years of service to have a vested right to pension benefits, almost all participants are eligible for benefits with present values in excess of $5,000.

Second, with respect to the Employee’s Retirement Plan of USEC Inc., a participant may elect a lump sum representing the present value of the participant’s benefits attributable to service through December 31, 2000. Lump sum distributions are not a permissible optional payment form for benefits accrued after December 31, 2000 except for the aforementioned lump sum program. This plan became effective in 1994. Few participants remain eligible for lump sum payments of plan benefits for service through December 31, 2000.

Components of Net Periodic Benefit Costs and Other Amounts Recognized in Other Comprehensive Income (Loss)

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
(in millions)	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Costs
Service costs	$9.9	$14.6	$16.2	$3.6	$3.7	$4.3
Interest costs	45.0	48.3	50.3	9.0	11.1	12.2
Expected return on plan assets (gains)	(51.1)	(52.0)	(54.0)	(2.3)	(2.9)	(3.7)
Amortization of prior service costs (credits), net	0.7	1.5	1.7	—	—	—
Amortization of actuarial (gains) losses, net	16.2	19.7	9.4	2.7	4.5	2.6
Curtailment loss (gain)	12.6	—	3.2	(1.0)	—	1.9
Special termination loss	—	—	—	10.6	—	—
Net periodic benefit costs	$33.3	$32.1	$26.8	$22.6	$16.4	$17.3

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net valuation (gain) loss	$(182.7)	$65.2	$115.4	$(5.1)	$(10.1)	$20.8
Net prior service cost (credit)	—	—	—	(27.8)	—	—
Amortization of actuarial gains (losses), net	(28.0)	(19.7)	(11.6)	(27.3)	(4.5)	(4.6)
Amortization of prior service (costs) credits	(1.5)	(1.5)	(1.6)	25.6	—	—
Total (gain) loss recognized in other comprehensive income (loss), pre-tax	$(212.2)	$44.0	$102.2	$(34.6)	$(14.6)	$16.2
Total recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$(178.9)	$76.1	$129.0	$12.0	$1.8	$33.5

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Assumptions used to determine net periodic benefit costs:
Discount rates:
Final remeasurement/Curtailment	4.87%	4.95%	5.77%	4.45%	4.46%	5.32%
Initial Curtailment- Freeze	4.92	—	—	—	—	—
Expected return on plan assets	6.75	7.25	7.50	6.75	7.25	7.50
Compensation increases	4.00	4.25	4.25	4.00	4.25	4.25

Net periodic benefit costs are allocated to cost of sales for the LEU segment, selling, general and administrative expense, and advanced technology costs. Prior to cessation of enrichment at the Paducah GDP, net periodic benefit costs were allocated to SWU inventory costs rather than as a direct charge to cost of sales.

Prior to the start of 2012, a significant portion of the costs related to pension and postretirement health and life benefit plans were attributed to Portsmouth contract services, based on the employee base performing contract services work. Starting in 2012, ongoing retiree benefit costs related to USEC's former Portsmouth employees are charged to the LEU segment rather than the contract services segment based on USEC's continuing LEU segment operations that support its active and retired employees. These net benefit costs totaled $8.9 million for 2013 and $13.2 million for 2012 and are directly charged to cost of sales rather than production. The transition of Portsmouth site contract services workers from USEC to DOE’s D&D contractor began in the first quarter of 2011 and was completed on September 30, 2011. The elimination of expected years of future service for certain employees at the Portsmouth site in the actuarial calculation resulted in a combined special termination and curtailment loss of $3.2 million for the defined benefit pension plan in the first quarter of 2011. A curtailment loss of $1.9 million for the postretirement health and life benefit plans was recognized in the second quarter of 2011 based on greater clarity of employee decisions regarding the plan offered by the D&D contractor and further refinement of actuarial assumptions. The curtailment losses were included in cost of sales for the contract services segment.

The estimated actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension benefit cost during 2014 are $1.3 million and less than $0.1 million, respectively. The estimated prior service credit for the postretirement health and life benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 is $0.5 million.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2013	2012
Healthcare cost trend rate for the following year	7.5%	7.5%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2019	2018

A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$6.3	$(5.9)
Net periodic benefit costs	$0.7	$(0.6)
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

The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

	Percentage of Plan Assets		Target Allocation
	December 31,		Range
	2013	2012	2014
Defined Benefit Pension Plans:
Equity securities	54%	52%	40	-	60%
Debt securities	46	48	40	-	60
	100%	100%
Postretirement Health and Life Benefit Plans:
Equity securities	69%	65%	55	-	75%
Debt securities	31	35	25	-	45
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2013 and December 31, 2012 categorized by the fair value hierarchy levels described in Note 13 (in millions):

	Defined Benefit Pension Plans
	Level 1		Level 2		Level 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
U.S. government securities	$—	$—	$74.2	$89.8	$—	$—	$74.2	$89.8
Collective trust - money market funds	—	—	19.4	16.5	—	—	19.4	16.5
Collective trust - bond funds	—	—	48.1	47.7	—	—	48.1	47.7
Collective trust - equity funds	—	—	423.1	397.4	—	—	423.1	397.4
Corporate debt	—	—	208.5	211.1	—	0.6	208.5	211.7
Municipal bonds	—	—	7.0	7.8	—	—	7.0	7.8
Mortgage and asset backed securities	—	—	—	0.2	—	—	—	0.2
Fair value of investments by hierarchy level	$—	$—	$780.3	$770.5	$—	$0.6	$780.3	$771.1
Accrued interest receivable							4.0	3.8
Unsettled transactions payable							(0.3)	(0.1)
Plan assets							$784.0	$774.8

	Postretirement Health and Life Benefit Plans
	Level 1		Level 2		Level 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Money market funds	$—	$—	$0.9	$0.8	$—	$—	$0.9	$0.8
Bond mutual funds	10.4	13.7	—	—	—	—	10.4	13.7
Equity mutual funds	25.6	27.1	—	—	—	—	25.6	27.1
Fair value of investments by hierarchy level	$36.0	$40.8	$0.9	$0.8	$—	$—	$36.9	$41.6

Level 1 assets consist of bond and equity mutual funds that have a publicly available Net Asset Value (“NAV”).

Level 2 assets include investments in U.S. government agency securities, corporate and municipal debt and mortgage and asset backed securities that are valued based on estimated prices using observable, market-based inputs. Bond and equity funds in collective trusts are valued based on the NAVs provided by administrators of the funds. A collective trust fund is an investment vehicle with a NAV quoted in a private market. The NAV for each fund is based on the underlying assets owned by the fund, less any expenses accrued against the fund, divided by the number of fund shares outstanding. Investments in these funds are classified within Level 2 of the valuation hierarchy because the NAV’s unit price is not quoted in an active market; however, the unit price is based on underlying investments which are traded in an active market. Investments in money market funds are classified within Level 2 of the valuation hierarchy because the publicly reported Net Asset Value (“NAV”) of one dollar does not necessarily reflect the fair value of the underlying securities.

Level 3 assets include investments in corporate debt securities that are valued based on estimated prices that include unobservable inputs such as extrapolated data, indicative quotes and proprietary models of third-party pricing sources. The table below sets forth a summary of changes in the fair value of Level 3 assets of the defined benefit pension plans (in millions):

	December 31,
	2013	2012
Beginning balance	$0.6	$0.9
Transfer out to Level 2	(0.6)	(0.9)
Transfer in from Level 2	—	0.1
New purchases	—	0.5
Ending balance	$—	$0.6

Benefit Plan Cash Flows

USEC expects to contribute $37.7 million to the defined benefit pension plans in 2014, consisting of $35.5 million of required contributions under the Employee Retirement Income Security Act (“ERISA”) and $2.2 million to non-qualified plans. There is no required contribution for the postretirement health and life benefit plans under ERISA and USEC does not expect to contribute in 2014. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Estimated future benefit plan payments and expected subsidies from Medicare follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans	Expected Subsidies From Medicare
2014	$85.8	$16.3	$0.2
2015	64.1	20.9	0.2
2016	73.0	24.1	0.2
2017	62.2	24.6	0.3
2018	61.4	23.9	0.3
2019 to 2023	291.5	98.2	2.0

Other Plans

USEC sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants, and the funds are administered by an independent trustee. USEC’s matching cash contributions amounted to $6.3 million in 2013, $6.1 million in 2012 and $7.7 million in 2011.

Effective August 5, 2013, certain employees impacted by the pension freeze discussed above are eligible to receive an enhanced matching contribution formula under the USEC Savings Program (401(k) plan). USEC's maximum matching contribution for these individuals was increased from 4% to 7% of eligible earnings in August.

Under the Executive Deferred Compensation Plan, qualified employees contribute and USEC matches contributions in excess of amounts eligible under the 401(k) plan. USEC’s matching contributions amounted to less than $0.1 million in 2012 and $0.1 million in 2011. The Executive Deferred Compensation Plan was suspended effective January 1, 2013.

15. STOCK-BASED COMPENSATION

USEC historically has had stock-based compensation plans available to grant restricted stock, restricted stock units, non-qualified stock options, performance awards and other stock-based awards to key employees and non-employee directors. In January 2013, the Compensation Committee of the Board of Directors suspended the Annual Incentive Program and Long Term Incentive Program under the USEC Inc. 2009 Equity Incentive Plan. There were no stock-based compensation awards to employees in 2013.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period. As of December 31, 2013, there was $0.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted shares and restricted stock units granted in prior years. That cost is expected to be recognized over a weighted-average period of one year.

Long-term restricted stock granted to key employees in prior years has a three-year vesting period. The fair value of restricted stock was determined based on the closing price of USEC’s common stock on the grant date. Sale of such shares is restricted prior to the date of vesting. A summary of restricted shares activity for the year ended December 31, 2013 follows (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Restricted Shares at December 31, 2012	108	$41.82
Granted	—	—
Vested	(45)	67.57
Forfeited	—	—
Restricted Shares at December 31, 2013	63	$23.53

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

There were no stock options granted or exercised in 2013, 2012 and 2011. In January 2013, the Compensation Committee of the Board of Directors approved the surrender and cancellation of 2,462,726 unexercised stock options and suspended the Annual Incentive Program and Long Term Incentive Program for 2013 under the USEC Inc. 2009 Equity Incentive Plan.

A summary of stock-based compensation costs follows (in millions):

	Years Ended December 31,
	2013	2012	2011
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$1.9	$4.4	$7.1
Performance awards and other	0.1	0.8	1.3
Less: costs capitalized as part of inventory	—	(0.1)	(0.4)
Expense included in selling, general and administrative and advanced technology costs	$2.0	$5.1	$8.0

Total recognized tax benefit	$—	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Of the 300,000 shares of common stock approved by stockholders for issuance under USEC’s equity incentive plan, there were approximately 246,000 shares available for future awards under the plans at December 31, 2013 (excluding outstanding awards which terminate or are cancelled without being exercised or that are settled for cash), all of which are available for grants of stock options, restricted stock or restricted stock units, performance awards and other stock-based awards if authorized by the Compensation Committee of the Board of Directors. USEC’s practice is to issue shares under stock-based compensation plans from treasury stock.

16. INCOME TAXES

Provision (Benefit)

The provision (benefit) for income taxes from continuing operations is as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$(2.9)	$(21.2)
State and local	(1.8)	2.0	0.6
Foreign	—	—	—
	(1.8)	(0.9)	(20.6)
Deferred:
Federal	(83.0)	(0.2)	237.2
State and local	(1.7)	0.1	15.2
Foreign	—	—	—
	(84.7)	(0.1)	252.4
	$(86.5)	$(1.0)	$231.8

In 2011, there was an insignificant amount of foreign income associated with the foreign income taxes of $0.1 million.

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and USEC’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Plant lease turnover and other exit costs	$17.4	$15.8
Employee benefits costs	119.7	215.0
Inventory	10.1	15.9
Property, plant and equipment	508.8	490.5
Tax intangibles	—	0.3
Depleted uranium and stored wastes	2.9	3.4
Net operating loss and credit carryforwards	89.2	35.5
Accrued expenses	4.7	7.1
Prepaid expenses	—	2.4
Other	12.3	8.0
	765.1	793.9
Valuation allowance	(763.5)	(793.9)
Deferred tax assets, net of valuation allowance	1.6	—

Deferred tax liabilities:
Prepaid expenses	1.6	—
Deferred tax liabilities	1.6	—
	—	—

The valuation allowance reduces the net deferred tax assets to their net realizable value. A full valuation allowance against net deferred taxes was first recorded in 2011 due to cumulative losses incurred in recent years and due to substantial uncertainty to generate future taxable income that would lead to realization of the net deferred tax assets. The ultimate realization of the net deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse.

USEC has federal net operating losses of $226.5 million, federal tax credit carryforwards of $6.5 million that currently expire through 2033, and a minimum tax credit carryforward of $1.4 million which does not expire. USEC has state net operating losses of $45.0 million that currently expire in 2033. If certain substantial changes in USEC's ownership occur, there would be an annual limitation on the amount of the federal and state tax carryforwards that can be utilized.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal	2	—	—
Research and other tax credits	—	—	1
Other nondeductible expenses	(1)	—	(1)
Preferred stock issuance costs and dividends paid-in-kind	(2)	—	(1)
Valuation allowance against deferred tax assets	3	(35)	(123)
Restructuring costs	(1)	—	—
Impact of state rate changes on deferred taxes	(4)	—	—
	32%	—%	(89)%

Included in the effective tax rates is a benefit of $9.1 million in 2013 to reduce the valuation allowance against net deferred tax assets and a charge of $413.0 million in 2012 to increase the valuation allowance. The 2013 benefit of $9.1 million was recorded to continuing operations as a result of the intraperiod tax allocation rules discussed below.

Included in the effective tax rates for 2011 through 2013 are the impacts of the $75.0 million investment by Toshiba and B&W and the quarterly dividends on the preferred stock that were issued or accrued in additional shares of preferred stock (paid-in-kind). The preferred stock and warrants are considered equity instruments for income tax purposes. The paid-in-kind dividends and issuance costs are permanent differences that are not deductible for tax purposes and are included in the effective tax rate calculation.

Intraperiod Tax Allocation

Intraperiod tax allocation rules require that all items, including other comprehensive income and discontinued operations, be considered for purposes of determining the amount of tax benefit that results from a loss in continuing operations. As a result, an income tax benefit of $86.5 million was recorded in continuing operations for the year ended December 31, 2013, with offsets of income tax expense of $75.0 million recorded in other comprehensive income and $11.0 million recorded in discontinued operations.

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in other long-term liabilities, was $2.3 million at December 31, 2013 and $3.0 million at December 31, 2012. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the tax provision decreased $0.4 million during 2013, $0.4 million during 2012, and $0.3 million during 2011. USEC believes that the liability for unrecognized tax benefits will be reduced by $1.0 million in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	Years Ended December 31,
	2013	2012
Balance at beginning of the year	$3.0	$3.7
Reductions to tax positions of prior years	(0.7)	(0.8)
Additions for tax positions of current year	—	0.1
Balance at end of the year	$2.3	$3.0

USEC and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The IRS started an examination of USEC's 2008 through 2011 federal income tax returns during 2012. As of December 31, 2013, the federal statute of limitations is closed with respect to all tax years through 2007.  As of December 31, 2013, the Kentucky statute of limitations for calendar tax years 2009 forward had not yet expired.

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

The impact of accrued interest and penalties was a reduction to expenses in the consolidated statement of operations of $0.2 million in 2013, $0.3 million in 2012, and less than $0.1 million in 2011.  Accrued interest and penalties, included as a component of accounts payable and accrued liabilities, totaled $0.6 million as of December 31, 2013 and $0.8 million as of December 31, 2012.

17. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

Changes in the number of shares of common stock outstanding, adjusted for the reverse stock split of 1-for-25 shares effectuated on July 1, 2013, follow (in thousands):

	Shares Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2010	4,933	(323)	4,610
Common stock issued, net	278	40	318
Balance at December 31, 2011	5,211	(283)	4,928
Common stock issued, net	—	80	80
Balance at December 31, 2012	5,211	(203)	5,008
Common stock issued, net	—	(23)	(23)
Balance at December 31, 2013	5,211	(226)	4,985

Issued shares of treasury stock are net of repurchases, surrenders, and forfeitures of shares under the Equity Incentive Plan.

Preferred Stock Purchase Rights

On September 30, 2011, the Board of Directors adopted a tax benefit preservation plan including preferred stock purchase rights in order to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and net unrealized built-in losses. The tax benefit preservation plan was terminated on March 4, 2014.

Convertible Preferred Stock and Common Stock Warrants

Refer to Note 12 regarding the investment in USEC by Toshiba and B&W.

18. NET INCOME (LOSS) PER SHARE

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

	Years Ended December 31,
	2013	2012	2011
	(millions)
Numerators for basic and diluted calculations (a):
Net (loss) from continuing operations	$(183.6)	$(1,201.8)	$(491.8)
Net income from discontinued operations	24.7	1.2	0.7
Net (loss)	$(158.9)	$(1,200.6)	$(491.1)

Denominator:
Weighted average common shares	5.0	5.0	4.9
Less: Weighted average unvested restricted stock	0.1	0.1	0.1
Denominator for basic calculation	4.9	4.9	4.8

Weighted average effect of dilutive securities:
Convertible notes	1.8	1.8	1.8
Convertible preferred stock:
Equivalent common shares (b)	10.3	4.1	0.8
Less: share issuance limitation (c)	9.4	3.2	—
Net allowable common shares	0.9	0.9	0.8
Subtotal	2.7	2.7	2.6
Less: shares excluded in a period of a net loss or antidilution	2.7	2.7	2.6
Weighted average effect of dilutive securities	—	—	—
Denominator for diluted calculation	4.9	4.9	4.8

Net (loss) per share from continuing operations – basic and diluted	$(37.47)	$(245.26)	$(102.46)
Net income per share from discontinued operations – basic and diluted	$5.04	$0.24	$0.15
Net (loss) per share – basic and diluted	$(32.43)	$(245.02)	$(102.31)

(a)
The numerators are subject to increase for interest expense on convertible notes and convertible preferred stock dividends, net of tax, of $20.3 million in 2013, $19.3 million in 2012 and $4.7 million in 2011. The tax rate is the statutory rate. However, no dilutive effect is recognized in a period in which a net loss has occurred. In addition, for purposes of calculating income from discontinued operations per share, the calculation of (loss) from continuing operations per share provides a control number in determining whether potential common shares are dilutive or antidilutive. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss (discontinued operations and net income/loss), regardless of their antidilutive effect on such categories. Therefore, no dilutive effect is recognized in the calculation of income from discontinued operations per share.

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

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income per share:

	Years Ended December 31,
	2013		2012		2011
Options excluded from diluted net income per share	1,000		111,000		125,000
Warrants excluded from diluted net income per share	250,000		250,000		250,000
Exercise price of excluded options	$177.50	to	$93.00	to	$93.00	to
	$357.00		$357.00		$357.00
Exercise price of excluded warrants	$187.50		$187.50		$187.50

In January 2013, the Compensation Committee of the Board of Directors approved the surrender and cancellation of unexercised stock options held by employees. The remaining options are held by non-employee directors.

19. ENVIRONMENTAL COMPLIANCE

Environmental compliance costs include the handling, treatment and disposal of hazardous substances and wastes. Pursuant to the USEC Privatization Act, environmental liabilities associated with the Paducah GDP prior to July 28, 1998 are the responsibility of the U.S. government.

Depleted Uranium

USEC has historically accrued estimated costs for the future disposition of depleted uranium generated from enrichment operations at the Paducah GDP. DOE provided funding for the support of the RD&D Program in 2012 by accepting title to USEC’s balance of depleted uranium. As of December 31, 2013, a small remaining quantity of depleted uranium remains to be transferred to DOE under USEC’s agreement with DOE. The transfer of depleted uranium to DOE enabled USEC to release cash deposits that had been used as collateral for future depleted uranium disposition.

Stored Wastes

USEC's prior enrichment operations generated hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. USEC utilizes offsite treatment and disposal facilities and stores wastes at the Paducah site pursuant to permits, orders and agreements with DOE and state agencies. Liabilities accrued for the treatment and disposal of stored wastes generated by USEC's operations, included in accounts payable and accrued liabilities, amounted to $1.8 million at December 31, 2013 and $2.1 million at December 31, 2012.

GDP Lease Turnover

Under the GDP lease agreement with DOE, ownership of capital improvements that USEC leaves behind as well as responsibility for D&D transfers to DOE. The turnover requirements of the lease require USEC to remove certain uranium and USEC-generated waste and place the property in a safe shutdown condition. Accrued liabilities for lease turnover costs related to the Paducah GDP, included in accounts payable and accrued liabilities, were $30.4 million at December 31, 2013 and $32.2 million at December 31, 2012. In addition, $10.3 million of accrued liabilities for lease turnover costs were included in other long-term liabilities at December 31, 2012.

USEC ceased uranium enrichment at the Portsmouth GDP in 2001. During subsequent years, USEC maintained the Portsmouth site and performed services under contract with DOE. On September 30, 2011, USEC completed the transition of Portsmouth site facilities to DOE. As part of the transition, at USEC’s request, the NRC terminated USEC’s certificate of compliance for the Portsmouth site. In connection with the return of facilities, DOE agreed to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. USEC agreed to pay DOE its cost of disposing of such wastes. The accrued disposal obligation, included in accounts payable and accrued liabilities, is $5.5 million at December 31, 2013 and $6.7 million at December 31, 2012.

American Centrifuge Decontamination and Decommissioning

Financial Assurance

USEC leases facilities in Piketon, Ohio from DOE for the American Centrifuge Plant. At the conclusion of the lease, USEC is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to USEC (other than due to normal wear and tear). USEC owns all capital improvements at the ACP and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. USEC is required to provide financial assurance to the NRC incrementally based on facility construction progress, centrifuge installation and decommissioning cost projections. USEC is also required to provide financial assurance to DOE in an amount equal to its current estimate of costs to comply with lease turnover requirements, less the amount of financial assurance required of USEC by the NRC for D&D.

As of December 31, 2013, USEC has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which is fully cash collateralized by USEC. Financial assurance provided for the ACP increased $6.4 million in 2013 related to construction of centrifuge machines, for which DOE takes title, as part of the RD&D Program. If construction of the ACP is resumed, the financial assurance requirements will increase each year commensurate with the status of facility construction and operations. As part of USEC’s license to operate the ACP, USEC provides the NRC with a projection of the total D&D cost. The total D&D cost related to the NRC and the incremental lease turnover cost related to DOE is uncertain at this time and is dependent on many factors including the size of the plant. Financial assurance will also be required for the disposition of depleted uranium generated from future commercial centrifuge operations.

Asset Retirement Obligations

D&D requirements for the ACP create asset retirement obligations ("ARO"). The capitalization of asset retirement obligations based on construction progress has been suspended since the third quarter of 2009, when USEC significantly reduced machine manufacturing and construction activities due to project funding uncertainty. In 2012, USEC expensed previously capitalized costs related to the American Centrifuge project, including previously capitalized asset retirement obligations of $19.3 million, and there is no ARO asset balance as of December 31, 2013. The ARO liability balance is $22.6 million as of December 31, 2013 and is unchanged since December 31, 2010. USEC has determined that the fair value of the obligation is accrued at a sufficient amount based on construction progress and no further increase would be made until additional commercial plant deployment resumes.

20. COMMITMENTS AND CONTINGENCIES

Russian Supply Agreement

On March 23, 2011, USEC signed an agreement with TENEX for the 10-year supply of Russian LEU, which became effective in December 2011. Under the terms of the agreement, the supply of LEU to USEC began in 2013. Beginning in 2015, TENEX and USEC may mutually agree to increase the purchases and sales of SWU by certain optional quantities of SWU. The LEU that USEC obtains from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU. Deliveries under the supply agreement are expected to continue through 2022.  USEC purchases the SWU component of the LEU and delivers natural uranium to TENEX for the LEU’s uranium component. The pricing terms for SWU under the contract are based on a mix of market-related price points and other factors.

American Centrifuge

Project Funding

USEC is re-evaluating its plan and alternatives for proceeding with the financing and commercialization of the American Centrifuge project. Factors that can affect this plan and the economics of the project include key variables related to project cost, schedule, the status of the supply chain for centrifuge manufacturing and plant support systems, market demand and market prices for LEU, financing costs and other financing terms. The economics of the project are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, USEC does not believe that its plans for commercialization of the American Centrifuge project are economically viable without additional government support beyond the $2 billion loan guarantee funding that the Company has applied for from DOE. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, USEC continues to believe that the deployment of the American Centrifuge project represents its clearest path to a long-term, direct source of domestic enrichment production, and therefore the long-term viability of USEC's LEU business.

USEC has provided various options to DOE related to preserving the American Centrifuge technology for national security needs which may enable USEC to maintain the option to deploy the technology for commercial purposes at some point in the future. Over the past two years, USEC confirmed the technical readiness of the American Centrifuge technology through a cooperative cost-sharing RD&D Program with DOE. The continuation of the RD&D Program in 2014 includes work primarily related to additional cascade testing. The program continuation also supports DOE analysis of the technology while sustaining program capabilities as DOE considers its options for meeting national security needs. USEC could make a decision in the near term to reduce, demobilize or terminate the American Centrifuge project if additional DOE funding or support is not available or if USEC determines there is no longer a viable path to commercialization of the American Centrifuge project.

Under the amended cooperative agreement, the RD&D Program is extended through April 15, 2014. The latest funding was included in the omnibus appropriations bill for government fiscal year 2014 passed by Congress and signed by the President in January 2014. This appropriated $62 million for the RD&D Program, including $29.3 million that had been previously provided under the cooperative agreement pursuant to the continuing resolutions that previously funded government operations in government fiscal year 2014 and the additional $22.6 million provided under the cooperative agreement by DOE since its passage. The omnibus appropriations bill also provides DOE with authority to transfer up to an additional $56.65 million of funding within DOE’s National Nuclear Security Administration appropriations to fund the RD&D Program or a successor program. Such transfer authority is subject to further approval of the House and Senate Appropriations Committees after a minimum 30-day review period. To obtain such approvals, the Secretary of Energy must notify Congress and submit to the Appropriations Committees a cost-benefit analysis of available and prospective domestic enrichment technologies for national security needs and the scope, schedule and cost of the Secretary’s preferred option.

Funding for the RD&D Program has only been provided through April 15, 2014, and DOE has stated that it does not plan to extend the RD&D cooperative agreement beyond such date. We continue to discuss with DOE its options for maintaining a domestic enrichment capability and DOE’s plans for the American Centrifuge project post-April 15, as well as USEC’s potential role in such options and during any transition. However, the scope of and USEC's role in a program after April 15 are uncertain, and USEC has no assurance that the U.S. government will continue to support the project beyond April 15, 2014. Due to the absence of clarity regarding both DOE funding and DOE’s plans for the American Centrifuge project beyond April 15, USEC Inc. issued notices to all of its employees working on the American Centrifuge project as required by the WARN Act of the potential for layoffs. Additional details regarding the incremental funding for the RD&D Program to date are provided in Note 5, "Advanced Technology Costs and Other Income."

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

2002 DOE-USEC Agreement - Domestic Enrichment Facilities

Under the 2002 DOE-USEC Agreement, USEC agreed to operate the Paducah GDP at a production rate at or above 3.5 million SWU per year and production at Paducah may not be reduced below a minimum of 3.5 million SWU per year until six months before USEC has the permanent addition of 3.5 million SWU per year of new capacity installed based on advanced enrichment technology. By letter dated May 30, 2013, USEC provided notice to DOE under the 2002 DOE-USEC Agreement that it would cease enrichment at the Paducah GDP at the conclusion of the agreements related to the one-year, multi-party depleted uranium enrichment program on May 31, 2013.  Under the 2002 DOE-USEC Agreement, DOE can transition operations of Paducah from USEC operation to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts.  DOE has not exercised its remedy under the 2002 DOE-USEC Agreement related to the cessation of enrichment and USEC has been in discussions with DOE to establish a mutually agreed-upon date to return the leased areas to DOE.

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

On April 30, 2013, USEC received notice from the NYSE that the decline in USEC's total market capitalization has caused it to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, USEC submitted a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted USEC's plan of compliance and USEC's common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC's progress with respect to its plan. USEC's plan outlines initiatives USEC must execute by quarter. These initiatives include the successful completion of ACP development milestones, commercialization activities related to the American Centrifuge project, as well as the successful execution of the Company's Russian Supply Agreement and the Company's potential balance sheet restructuring.  The NYSE has notified USEC that if USEC does not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

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

Under the terms of USEC's convertible notes, a "fundamental change" is triggered if USEC's shares of common stock are not listed for trading on any of the NYSE, the American Stock Exchange (now NYSE-MKT), the NASDAQ Global Market or the NASDAQ Global Select Market, and the holders of the notes can require USEC to repurchase the notes at par for cash. However, as a result of the Chapter 11 filing, any actions to enforce such repurchase right or to otherwise exercise rights under the notes are stayed.

Potential ERISA Section 4062(e) Liability

USEC is in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of USEC's de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's D&D contractor on September 30, 2011.  USEC notified the PBGC of this occurrence and the PBGC has informally advised USEC of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. USEC has informed the PBGC that it does not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). USEC also disputes the amount of the PBGC's preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, USEC believes that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, USEC has not reached a resolution with the PBGC and USEC has no assurance that the PBGC will agree with it or will not pursue a requirement for it to accelerate funding or take other actions to provide security. USEC is also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. In addition, the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with the transition of the Paducah and Portsmouth GDPs, creates potential liabilities under ERISA Section 4062(e).

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

On March 5, 2014 (the “Petition Date”), USEC Inc. filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) case number 14-10475. The Bankruptcy Filing was a “pre-arranged” filing which, as described in Note 1, included the filing of a proposed Plan of Reorganization (the “Plan”) which is supported by certain holders of the claims and interests impaired under the Plan. USEC Inc.’s subsidiaries (collectively, the “Non-Filing Entities”), including United States Enrichment Corporation (“Enrichment”), which is USEC Inc.'s primary operating subsidiary, were not part of the Bankruptcy Filing. USEC Inc. will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business.

Lease Commitments

Operating costs incurred under the operating leases with DOE for the Paducah, Piketon, and Oak Ridge facilities, and leases for office space and equipment amounted to $7.1 million in 2013, $7.3 million in 2012 and $8.5 million in 2011. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2014	$6.2
2015	4.5
2016	3.6
2017	1.9
2018	1.9
Thereafter	45.8
$63.9

Future payments for the GDP lease at Paducah are through August 1, 2015 based on USEC's official notice to terminate provided to DOE. USEC anticipates being ready to complete the return of leased premises and to terminate the Paducah lease as early as July 2014. However, based on USEC's current discussions with DOE, the return of the leased premises appears unlikely before October 2014 and USEC and DOE have not reached agreement on a lease termination date prior to August 1, 2015.

USEC leases facilities in Piketon for the American Centrifuge Plant from DOE. The current five-year lease term is through June 2019. USEC has the option to extend the lease term for additional five-year terms ending in 2043. Thereafter, USEC has the right to extend the American Centrifuge Plant lease for up to an additional 20 years, through 2063, if it agrees to demolish the existing buildings leased to USEC after the lease term expires and subject to certain other conditions. USEC may terminate the American Centrifuge Plant lease upon three years’ notice. DOE may terminate the lease for default, including if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

USEC has office space and equipment leases for its corporate headquarters in Bethesda, Maryland through November 2016, and for a Washington, D.C. office through June 2014.

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

21.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) is pension and postretirement health and life benefit plans. Amortization of actuarial (gains) losses, net and the amortization of prior service costs (credit) are items reclassified from AOCI and included in the computation of net benefit costs as detailed in Note 14.

22. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue (Japan in 2011), follows (in millions):

	Years Ended December 31,
	2013	2012	2011
United States	$1,024.4	$1,538.0	$1,259.3
Foreign:
Japan	105.6	182.1	199.7
Other	177.5	142.0	141.8
	283.1	324.1	341.5
Total revenue	$1,307.5	$1,862.1	$1,600.8

In 2013, our 10 largest customers represented 69% of total revenue and our three largest customers represented 37% of total revenue. Revenue from Energy Northwest represented approximately 20% of total revenue in 2013 and 2012. In 2012 and 2011, revenue from Exelon Corporation represented approximately 15% of total revenue. No other customer represented more than 10% of total revenue in 2013, 2012 or 2011.

USEC has two reportable segments:  the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment consists of work performed for DOE and DOE contractors at the Portsmouth site and the Paducah GDP.  The contract services segment formerly included nuclear energy services and technologies provided by NAC International Inc. Refer to Note 3 regarding the sale of NAC in March 2013 and results of operations for NAC. Gross profit is USEC’s measure for segment reporting. There were no intersegment sales in the periods presented.

	Years Ended December 31,
	2013	2012	2011
	(millions)
Revenue
LEU segment:
Separative work units	$1,222.9	$1,821.8	$1,330.9
Uranium	71.2	26.0	131.8
	1,294.1	1,847.8	1,462.7
Contract services segment	13.4	14.3	138.1
Revenue	$1,307.5	$1,862.1	$1,600.8

Segment Gross Profit (Loss)
LEU segment	$(94.7)	$129.3	$71.6
Contract services segment	(0.2)	0.1	3.8
Gross profit (loss)	$(94.9)	$129.4	$75.4

	December 31,
	2013	2012	2011
	(millions)
Assets
LEU segment	$1,646.0	$2,208.5	$3,491.4
Contract services segment:
NAC (divested March 2013)	—	15.6	20.1
Other	59.5	42.3	37.8
Contract services segment	59.5	57.9	57.9
	$1,705.5	$2,266.4	$3,549.3

USEC’s long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2013, all of which were located in the United States.

23. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per share data)	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
	2013	2013	2013	2013	2013
Revenue	$320.4	$284.8	$303.8	$398.5	$1,307.5
Cost of sales	307.1	331.7	333.8	429.8	1,402.4
Gross profit (loss)	13.3	(46.9)	(30.0)	(31.3)	(94.9)
Advanced technology costs	59.3	46.2	44.5	36.1	186.1
Selling, general and administrative	12.9	11.9	11.2	10.8	46.8
Special charges for workforce reductions and advisory costs	2.4	3.7	3.5	47.6	57.2
Other (income) (a)	(47.6)	(40.7)	(35.9)	(30.1)	(154.3)
Operating (loss)	(13.7)	(68.0)	(53.3)	(95.7)	(230.7)
Interest expense	13.3	9.3	9.5	8.0	40.1
Interest (income)	(0.3)	(0.1)	—	(0.3)	(0.7)
Provision (benefit) for income taxes	(3.0)	(36.3)	(18.5)	(28.7)	(86.5)
Net (loss) from continuing operations	(23.7)	(40.9)	(44.3)	(74.7)	(183.6)
Net income from discontinued operations	21.7	—	—	3.0	24.7
Net (loss)	$(2.0)	$(40.9)	$(44.3)	$(71.7)	$(158.9)

Net (loss) from continuing operations per share - basic and diluted	$(4.84)	$(8.35)	$(9.04)	$(15.24)	$(37.47)
Net (loss) per share - basic and diluted	$(0.41)	$(8.35)	$(9.04)	$(14.63)	$(32.43)
Weighted average number of shares outstanding - basic and diluted	4.9	4.9	4.9	4.9	4.9

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,		Year
	2012	2012	2012	2012		2012
Revenue	$542.0	$353.8	$563.0	$403.3		$1,862.1
Cost of sales	505.3	343.6	526.4	357.4		1,732.7
Gross profit	36.7	10.2	36.6	45.9		129.4
Advanced technology costs	36.7	85.4	44.9	1,146.2	(b)	1,313.2
Selling, general and administrative	13.6	13.2	11.3	12.2		50.3
Special charges for workforce reductions and advisory costs	6.4	3.2	1.5	1.2		12.3
Other (income) (a)	—	(10.0)	(34.6)	(47.5)		(92.1)
Operating income (loss)	(20.0)	(81.6)	13.5	(1,066.2)		(1,154.3)
Interest expense	12.7	12.7	12.3	12.7		50.4
Interest (income)	(0.1)	(0.1)	(0.2)	(1.5)		(1.9)
Provision (benefit) for income taxes	(3.3)	(2.1)	(3.6)	8.0		(1.0)
Net income (loss) from continuing operations	$(29.3)	$(92.1)	5.0	(1,085.4)		(1,201.8)
Net income (loss) from discontinued operations	0.5	0.1	(0.5)	1.1		1.2
Net income (loss)	$(28.8)	$(92.0)	$4.5	$(1,084.3)		$(1,200.6)

Net income (loss) from continuing operations per share - basic and diluted	$(5.98)	$(18.80)	$1.02	$(221.51)		$(245.26)
Net income (loss) per share - basic and diluted	$(5.88)	$(18.78)	$0.92	$(221.29)		$(245.02)
Weighted average number of shares outstanding - basic and diluted	4.9	4.9	4.9	4.9		4.9

(a)	Pro-rata cost sharing support from DOE for partial funding of American Centrifuge activities. See "American Centrifuge - Project Funding" in Note 20.

(b)
Based on our internal analysis concluded as part of our annual assessment, all previously capitalized costs related to the American Centrifuge project were expensed as of December 31, 2012. Capitalization of expenditures related to the American Centrifuge project has ceased until commercial deployment resumes. See Notes 8 and 20 for further details related to the American Centrifuge project.

The calculation of net income per share and average number of shares outstanding on a dilutive basis for the years ended December 31, 2013, 2012 and 2011 is provided in Note 18. No dilutive effect is recognized in periods in which a net loss has occurred or in which the assumed conversion effect of convertible securities is antidilutive.

GLOSSARY

2002 DOE-USEC Agreement - An agreement in which USEC and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry (such agreement, as amended, the “2002 DOE-USEC Agreement”). This agreement provides that USEC will develop, demonstrate and deploy the American Centrifuge technology in accordance with milestones.

AC100 - the AC100 series design of centrifuge machine using American Centrifuge technology that has met the targeted performance goal of 350 SWU per machine, per year.

American Centrifuge - An advanced uranium enrichment technology based on the proven workable U.S. centrifuge technology developed by DOE in the mid-1980s.

American Centrifuge Demonstration Facility - Demonstration facility in Piketon, Ohio where USEC has installed and is operating centrifuge machines as part of its lead cascade test program to demonstrate the American Centrifuge technology.

American Centrifuge Plant (“ACP”) - USEC’s planned commercial uranium enrichment facility using centrifuge technology. USEC plans to install thousands of AC100 centrifuge machines and to operate the facility in the gas centrifuge enrichment plant buildings in Piketon, Ohio owned by DOE.

Assay - The concentration of U235 expressed by percentage of weight in a given quantity of uranium ore, uranium hexafluoride, uranium oxide or other uranium form. An assay of 3% to 5% U235 is required for most commercial nuclear power plants.

Centrifuge - A technology for enriching uranium by spinning uranium hexafluoride at high speed and using centrifugal force to separate the heavier U238 from the lighter U235.

CERCLA - The Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. 9601 et seq.), a federal law passed in 1980 by the Superfund Amendments and Reauthorization Act. The act created a government trust fund, commonly known as Superfund, to investigate and clean up abandoned or uncontrolled hazardous waste sites.

D&D - Decontamination and decommissioning.

Depleted Uranium - Uranium hexafluoride that is depleted in the U235 isotope as a result of the enrichment process. Also, USEC enriched high-assay depleted uranium hexafluoride as party of a one-year multi-party arrangement that supported enrichment at the Paducah GDP through May 31, 2013.

DOE - The U.S. Department of Energy.

Downblending -The diluting or mixing of highly enriched uranium with depleted or natural uranium to produce low enriched uranium with a concentration of U235 of less than 5% for use in commercial nuclear reactors.

Enrichment - The step in the nuclear fuel cycle that increases the weight percent of U235 relative to U238 in order to make uranium usable as a fuel for nuclear power reactors.

Gaseous Diffusion - A means of enriching uranium hexafluoride, which is heated to a gas and passed repeatedly through a porous barrier to separate the heavier U238 from the lighter U235. The gas that diffuses through the barrier becomes increasingly more concentrated or enriched.

Highly Enriched Uranium - Uranium enriched in the isotope U235 to an assay equal to or greater than 20%.

Isotope - One or more atoms of an element having the same atomic number but different mass number.

Lead Cascade - An array of full-size centrifuge machines operating in a closed-loop configuration, from which samples are withdrawn for testing purposes and the enriched and depleted uranium streams are recombined into feed material.

Low Enriched Uranium (“LEU”) - Uranium enriched in the isotope U235 to an assay of less than 20%. Commercial grade LEU typically has an assay of 3% to 5% and is used as fuel in nuclear reactors for the generation of electric power.

Megatons to Megawatts - The Russian Contract.

Megawatt (“MW”) - A megawatt equals 1,000 kilowatts. One megawatt-hour represents one hour of electricity consumption at a constant rate of 1 MW.

Natural Uranium - Uranium that has not been enriched or depleted in the isotope U235.

NAC - USEC’s former subsidiary NAC International Inc.

NRC - The U.S. Nuclear Regulatory Commission.

Paducah GDP - The Paducah gaseous diffusion plant in Paducah, Kentucky.

Portsmouth GDP - The former Portsmouth gaseous diffusion plant in Piketon, Ohio.

Price-Anderson Act - Price-Anderson Nuclear Industry Indemnities Act of 1957, as amended, provides a system of indemnification for certain legal liability resulting from a nuclear incident in connection with contractual activity for DOE.

RD&D Program - A research, development and demonstration program (including any extension or successor program) designed to enhance the technical and financial readiness of the American Centrifuge technology for commercialization.

Russian Contract - Contract, dated January 14, 1994, between USEC and TENEX that implemented the Agreement between the United States and the Russian Federation Concerning the Disposition of Highly Enriched Uranium Extracted from Nuclear Weapons. Under the contract, USEC served as Executive Agent for the United States Government, and TENEX served as agent for the State Atomic Energy Corporation (“Rosatom”), Executive Agent for the Russian government.

Russian Supply Agreement - Contract, dated March 23, 2011 and effective December 2011, between USEC and TENEX for the 10-year supply of commercial Russian LEU to USEC beginning in 2013.

Russian Suspension Agreement - A 1992 agreement between the U.S. Commerce Department and the Russian Ministry of Atomic Energy suspending an antidumping investigation against imports of Russian uranium products that had resulted in preliminary duties in excess of 100% of the value of the imports.

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

TENEX - OAO Techsnabexport, agent for the State Atomic Energy Corporation (“Rosatom”), Executive Agent for the Russian government under the Agreement between the United States and the Russian Federation Concerning the Disposition of Highly Enriched Uranium Extracted from Nuclear Weapons. See Russian Contract and Russian Supply Agreement.

TVA - Tennessee Valley Authority, a federally-chartered corporation that supplies electric power to the Paducah site.

Uranium - One of the heaviest elements found in nature. Approximately 993 of every 1000 uranium atoms are U238 while approximately seven atoms are U235, which can be made to split, or fission, and generate heat energy.

UF6 - See Uranium Hexafluoride.

Uranium Hexafluoride (“UF6”) - Uranium chemical compound produced from converting natural uranium oxide into a fluoride at a conversion plant. Uranium hexafluoride is the feed material for uranium enrichment plants.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Stock Purchase Agreement dated January 23, 2013 by and between USEC Inc. and Hitz Holdings U.S.A. Inc., incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on January 24, 2013 (Commission file number 1-14287).

3.1
Certificate of Incorporation of USEC Inc., as amended, incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission file number 1-14287).

3.2	Amended and Restated Bylaws of USEC Inc., dated May 6, 2013, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 6, 2013.

4.1
Tax Benefit Preservation Plan, dated as of September 29, 2011, between USEC Inc. and Mellon Investor Services LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2011), incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on March 5, 2014.

4.2
Amendment to the Tax Benefit Preservation Plan, dated as of March 4, 2014, by and between USEC Inc. and Computershare Shareowner Services, LLC (f/k/a Mellon Investor Services, LLC), incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 5, 2014.

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

10.1
Lease Agreement between the United States Department of Energy (“DOE”) and United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955).

10.2
Supplemental Agreement No. 1 to the Lease Agreement between DOE and United States Enrichment Corporation, dated as of December 7, 2006, incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 2006 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

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

10.4
Amendment No. 011, dated June 1998, to Russian Contract, incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.5
Amendment No. 012, dated March 4, 1999, to Russian Contract, incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission file number 1-14287).

10.6
Amendment No. 013, dated November 11, 1999, to Russian Contract, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.7
Amendment No. 014, dated October 27, 2000, to Russian Contract, incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.8
Amendment No. 015, dated January 18, 2001, to Russian Contract, incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.9
Amendment No. 017, dated December 5, 2007, to Russian Contract, incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2)

10.10
Amendment No. 018, dated January 13, 2009, to Russian Contract), incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.11
Amendment No. 019 dated February 13, 2009 to the Russian Contract, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.12
Amendment No. 020, dated June 5, 2012, to the Russian Contract, incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2)

10.13
Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and DOE, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons, incorporated by reference to Exhibit 10.25 of the Registration Statement on Form S-1/A, filed July 21, 1998 (Commission file number 333-57955).

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

10.26
Amendatory Agreement (Supplement No. 10) dated May 20, 2013, to the Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (the “TVA Power Contract”), incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.27
Supplement No. 11 dated May 30, 2013 to the TVA Power Contract, incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission file number 1-14287).

10.28
Agreement, dated June 17, 2002, between DOE and USEC Inc. (“2002 DOE-USEC Agreement”), incorporated by reference to Exhibit 99.3 of the current report on Form 8-K filed June 21, 2002 (Commission file number 1-14287).

10.29
Modification 1 to 2002 DOE-USEC Agreement, dated August 20, 2002, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-14287).

10.30
Modification No. 2 dated January 12, 2009, to 2002 DOE-USEC Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2009 (Commission file number 1-14287).

10.31
Modification No. 3 dated January 28, 2010, to 2002 DOE-USEC Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 2, 2010 (Commission file number 1-14287).

10.32
Modification No. 4 dated February 11, 2011, to 2002 DOE-USEC Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 16, 2011 (Commission file number 1-14287).

10.33
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

10.35
Securities Purchase Agreement, dated as of May 25, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 25, 2010 (Commission file number 1-14287).

10.36
Investor Rights Agreement dated as of September 2, 2010, by and among USEC Inc., Toshiba Corporation, and Babcock & Wilcox Investment Company (“Investor Rights Agreement”), incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287).

10.37
Amendment dated as of April 28, 2011 by and among Toshiba America Nuclear Energy Corporation, Babcock & Wilcox Investment Company, and USEC Inc. to the Investor Rights Agreement, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.38
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

10.41
Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC (“ACM”) dated as of September 2, 2010 between American Centrifuge Holdings, LLC and Babcock & Wilcox Technical Services Group, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 2, 2010 (Commission file number 1-14287) (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.42
First Amendment to Limited Liability Company Agreement of ACM, dated as of April 29, 2011, by American Centrifuge Holdings, LLC and Babcock & Wilcox Technical Services Group, Inc., incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287).

10.43
Second Amendment to Limited Liability Company Agreement of ACM, dated December 21, 2011, by American Centrifuge Holdings, LLC and Babcock & Wilcox Technical Services Group, Inc., incorporated by reference to Exhibit 10.86 to the Annual Report on Form 10-K for the year ended December 31, 2011 (Commission file number 1-14287).

10.44
Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and Joint Stock Company “Techsnabexport” (“TENEX”) incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission file number 1-14287).  (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2)

10.45
Amendment No. 001 dated April 22, 2013 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.46
Amendment No. 002 dated July 29, 2013 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.47
Equipment Supply Agreement dated May 1, 2011 between American Centrifuge Enrichment, LLC and ACM, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

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

10.49
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 1, 2012, among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 1, 2012 (Commission File number 1-14287).

10.50
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

10.51
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

10.52
Fourth Amendment to Fourth Amended and Restated Credit Agreement dated as of July 19, 2013, by and among USEC Inc., United States Enrichment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (Commission file number 1-14287).

10.53
Fourth Amended and Restated Pledge and Security Agreement, dated as of March 13, 2012, by USEC Inc., United States Enrichment Corporation and NAC International, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative and collateral agent for the lenders, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 13, 2012 (Commission file number 1-14287).

10.54
Agreement dated May 15, 2012 between United States Enrichment Corporation and Energy Northwest, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 (Commission file number 1-14287) (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.55
Cooperative Agreement dated June 12, 2012 between DOE and USEC Inc. and American Centrifuge Demonstration, LLC (“ACD”) concerning the American Centrifuge Cascade Demonstration Test Program (“Cooperative Agreement”), incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 (Commission file number 1-14287) (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.56
Amendment No. 001 dated November 30, 2012 to the Cooperative Agreement, incorporated by reference to Exhibit 10.54 of the Annual Report on Form 10-K for the fiscal year ended on December 31, 2012 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.57
Amendment No.002 dated February 21, 2013 to the Cooperative Agreement, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission file number 1-14287).

10.58
Amendment No.003 dated March 15, 2013 to the Cooperative Agreement , incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2)

10.59
Amendment No. 004 dated March 29, 2013 to the Cooperative Agreement, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission file number 1-14287).

10.60
Amendment No. 005 dated June 13, 2013 to the Cooperative Agreement, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.61
Amendment No. 006 dated July 24, 2013 to the Cooperative Agreement, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.62
Amendment No. 007 dated September 23, 2013 to the Cooperative Agreement, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.63
Amendment No. 008 dated October 11, 2013 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.64
Amendment No. 009 dated October 25, 2013 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.65
Amendment No. 010 dated November 20, 2013 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.66
Amendment No. 011 dated January 15, 2014 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.67
Amendment No. 012 dated January 24, 2014 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.68
Amendment No. 013 dated January 27, 2014 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.69
Amendment No. 014 dated January 28, 2014 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.70
Amendment No. 015 dated February 12, 2014 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.71	Amendment No. 016 dated March 19, 2014 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.72	Contract dated June 12, 2012 between DOE and ACD, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (Commission file number 1-14287).

10.73
Form of Plan Support Agreement dated December 13, 2013 between USEC Inc. and certain holders of USEC Inc.’s 3.0% convertible senior notes due October 1, 2014, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 16, 2013.

10.74
Plan Support Agreement dated December 13, 2013 between USEC Inc. and certain holders of USEC Inc.’s 3.0% convertible senior notes due October 1, 2014, as amended through February 28, 2014, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on March 5, 2014.

10.75
Plan Support Agreement dated March 4, 2014 between USEC Inc. and Toshiba America Nuclear Energy Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 5, 2014.

10.76
Plan Support Agreement dated March 4, 2014 between USEC Inc. and Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 5, 2014.

10.77
Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1, filed June 29, 1998 (Commission file number 333-57955). (b)

10.78	Form of Change in Control Agreement with executive officers, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 16, 2013 (Commission file number 1-14287). (b)

10.79	USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, No. 333-71635, filed February 2, 1999. (b)

10.80
First Amendment to the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Annex B of Schedule 14A filed March 31, 2004, with respect to the 2004 annual meeting of shareholders (Commission file number 1-14287). (b)

10.81
Second Amendment to the USEC Inc. 1999 Equity Incentive Plan, dated November 1, 2007, incorporated by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.82
Form of Employee Nonqualified Stock Option Agreement under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Commission file number 1-14287). (b)

10.83
Form of Non-Employee Director Nonqualified Stock Option Agreement under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287). (b)

10.84
Form of Non-Employee Director Restricted Stock Award Agreement (Founder’s Stock and Incentive Stock) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287). (b)

10.85
Form of Non-Employee Director Restricted Stock Award Agreement (Annual Retainers and Meeting Fees) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed on April 27, 2005 (Commission file number 1-14287). (b)

10.86
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.53 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.87
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards) under the USEC Inc. 1999 Equity Incentive Plan, incorporated by reference to Exhibit 10.54 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.88	USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.89	First Amendment to the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2011 (Commission file number 1-14287). (b)

10.90
Form of Employee Restricted Stock Award Agreement (Annual Incentive Program) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.91
Form of Employee Restricted Stock Award Agreement (Long Term Incentive Program) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.92
Form of Employee Non-qualified Stock Option Award Agreement (Three Year Vesting) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.93
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Chairman Fees) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.94
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incentive Awards) under the USEC Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on May 6, 2009 (Commission file number 1-14287). (b)

10.95
USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 incorporated by reference to Exhibit 10.55 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.96
First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 1-14287). (b)

10.97
Second Amendment dated July 25, 2013 to the USEC Inc. Pension Restoration Plan, as amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 26, 2013. (b)

10.98
USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2010, incorporated by reference to Exhibit 10.65 of the Annual Report on Form 10-K for the year ended December 31, 2010 (Commission file number 1-14287). (b)

10.99
Summary Sheet for 2013 Non-Employee / Non-Investor Director Compensation, as incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 25, 2013 (Commission file number 1-14287). (b)

10.100
Summary Sheet for 2012 Non-Employee / Non-Investor Director Compensation, incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (Commission file number 1-14287). (b)

10.101
Summary Sheet for 2011 Non-Employee / Non-Investor Director Compensation, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (Commission file number 1-14287). (b)

10.102
USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2007, incorporated by reference to Exhibit 10.64 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.103
First Amendment dated October 28, 2009 to the USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.71 of the Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-14287). (b)

10.104	USEC Inc. Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 16, 2013 (Commission file number 1-14287). (b)

10.105
USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007 incorporated by reference to Exhibit 10.67 of the Annual Report on Form 10-K for the year ended December 31, 2007 (Commission file number 1-14287). (b)

10.106
First Amendment, dated June 28, 2010, to the USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission file number 1-14287). (b)

10.107	USEC Inc. Quarterly Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 19, 2012 (Commission file number 1-14287). (b)

10.108	USEC Inc. 2013 Quarterly Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 16, 2013 (Commission file number 1-14287). (b)

10.109	First Amendment to USEC Inc. 2013 Quarterly Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 9, 2014. (b)

21	Subsidiaries of USEC Inc. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)

99.1
Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 99.4 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-14287).

101	Consolidated financial statements from the annual report on Form 10-K for the fiscal year ended December 31, 2013, furnished in interactive data file (XBRL) format.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)

99.1
Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 99.4 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission file number 1-14287).

101	Consolidated financial statements from the annual report on Form 10-K for the fiscal year ended December 31, 2013, furnished in interactive data file (XBRL) format.

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.