Form 10-K/A
period 2013-12-31
USEC INC
filed 2014-04-30
CIK 1065059

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

__________________

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K of USEC Inc. (“USEC” or the Company”) amends the Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014 (the “Form 10-K”). The purpose of this Amendment is to amend and restate Part III, Items 10 through 14 of the Form 10-K to include information previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K because the Company will not file a definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2013. Accordingly, Part III of the Form 10-K is hereby amended and restated as set forth below. The reference on the cover page of the Form 10-K to the incorporation by reference of portions of the definitive proxy statement or information statement into Part III of the Form 10-K is hereby deleted.

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

Directors of the Registrant

The current structure of our board of directors consists of nine directors elected by the holders of USEC Inc. common stock and two directors elected by the holders of the Company’s convertible preferred stock (the “Investor-Designated Directors”). In March 2014, Mr. George Dudich, one of the Investor-Designated Directors, resigned from the Board of Directors as reported in current report on Form 8-K filed on March 5, 2014. That position currently remains vacant. The ten current members of the board of directors are listed below, with brief biographies. The board of directors has determined that each director except Mr. John K. Welch, President and CEO, and Mr. Hiroshi Sakamoto, the Investor-Designated Directors, is an “independent director” in accordance with New York Stock Exchange (“NYSE”) listing standards.

James R. Mellor Age 83	Director since 1998
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

Sigmund L. Cornelius Age 59	Director since 2011
Mr. Cornelius retired in January 2011 from ConocoPhillips, an integrated energy company, where he was Senior Vice President, Finance, and Chief Financial Officer from 2008 to 2010. Prior to that, Mr. Cornelius served as Senior Vice President, Planning, Strategy and Corporate Affairs from 2007 to 2008, having previously served as President, Exploration and Production - Lower 48 from 2006 to 2007 and President, Global Gas from 2004 to 2006. Mr. Cornelius joined ConocoPhillips predecessor Conoco Inc. in 1980. Mr. Cornelius also serves on the Board of Directors of Carbo Ceramics Inc., NiSource Inc., Parallel Energy Trust and Western Refining, Inc.

In concluding that Mr. Cornelius should serve as a director, the Board considered the following key competencies: CFO experience; audit committee financial expert; energy experience; business operations experience; and public company board experience.

Michael Diament Age 45	Director since 2013
Michael Diament has served as a director of Magellan Health Services, Inc., a publicly traded diversified specialty health care company, since 2004. He also has served on the board of managers of Dayco, LLC (formerly Mark IV Industries, Inc.), a privately held manufacturer of engine technology solutions, since 2009. He formerly served on the board of directors of Journal Register Company, a privately held national media company, from 2009 until 2011, and JL French Automotive Castings, Inc., a privately held manufacturer of aluminum die cast components for the global automotive industry, from 2006 until 2009. He also formerly served as the director of bankruptcies and restructurings and a portfolio manager at Q Investments, an investment management firm, from 2001 until 2006. Prior to that, Diament was a senior analyst for Sandell Asset Management and served as vice president of Havens Advisors, both investment management firms.

In concluding that Mr. Diament should serve as a director, the Board considered the following key competencies: his prior position as the director of bankruptcy and restructurings, his background with engineering and technology companies and his broad investment experience.

Joseph T. Doyle Age 66	Director since 2006
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

William J. Madia Age 66	Director since 2008
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

Walter E. Skowronski Age 65	Director since 2011
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

M. Richard Smith Age 66	Director since 2011
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

John K. Welch Age 64	Director since 2005
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

Mikel H. Williams Age 57	Director since 2013
Mikel H. Williams has served as the Chief Executive Officer and a director of JPS Industries, Inc., a manufacturer of extruded urethane film, sheet and tubing, ethylene vinyl acetate film and sheet and mechanically formed glass and aramid substrate materials for specialty applications, since May 2013. Prior to that, Mr. Williams was the President, Chief Executive Officer and a director of DDi Corporation, a leading provider of time-critical, technologically advanced electronics manufacturing services, from November 2005 to May 2012, and a Senior Vice President and Chief Financial Officer of DDi from November 2004 to October 2005. Williams has also served in various management positions with several technology related companies, including as the President and sole member of Constellation Management Group, LLC, and in executive positions with Global TeleSystems, Inc. and its subsidiaries. Mr. Williams also serves on the board of directors of Iteris, Inc. and previously served as a board member for Tellabs, Inc.

In concluding that Mr. Williams should serve as a director, the Board considered the following key competencies: his broad leadership capabilities as a CEO and director, his experience at a variety of advanced technology companies, and experience in manufacturing advanced components.

Investor-Designated Director
Hiroshi Sakamoto Age 57	Director since 2010
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than 10% of our common stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish us with copies of the reports. We received written representations from each such person who did not file an annual report with the SEC on Form 5 that no Form 5 was due. Based on our review of the reports and representations, we believe that all required Section 16(a) reports were timely filed in 2013.

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
Audit Committee
We have a separately designated standing audit committee of our board of directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The membership of the Audit and Finance Committee is currently: Mr. Joseph T. Doyle (chairman), Mr. Sigmund L. Cornelius, Mr. Walter E. Skowronski and Mr. Mikel H. Williams. Our Board has determined that each member of the Audit and Finance Committee is an “independent director” in accordance with NYSE listing standards. Under the NYSE listing standards, all audit committee members must be “financially literate,” as that term is determined by the Board in its business judgment. Further, under the SEC’s rules, the Board must determine whether at least one member of the audit committee is an “audit committee financial expert,” as defined by the SEC’s rules. The Board has determined that all members of the Audit and Finance Committee are “financially literate” and qualify as “audit committee financial experts.”

Item 11. Executive Compensation
Highlights of Our Compensation Program
Our executive compensation program is built on a strong governance framework and pay-for-performance philosophy. Key design elements and features of this program are:

•	Our Compensation, Nominating and Governance Committee exercises strong oversight of all elements of executive compensation;

•	Base salary in 2013 represented 35% or less of each NEO’s total direct compensation opportunity (26% for the CEO), with the remainder of compensation being variable or “at risk;”

•	The Committee uses an independent compensation consultant;

•
Based on a comprehensive pay analysis conducted by the compensation consultant during 2012, based on performance the CEO’s realized compensation was below the 25th percentile of the Company’s Peer Group, a result that is within a range of the Company’s performance relative to its Peer Group. With no changes to the CEO’s annual base salary in 2013 and a reduction in the target value of incentives for 2013, realized compensation continues in that range.

•	USEC’s Peer Group was revised during 2012 to remove three larger companies and that revised Peer Group continued to be used in 2013 for benchmarking purposes;

•	Our NEOs’ stock ownership in all cases exceeded the pre-split stock ownership guidelines, and even post-split provides ongoing alignment with stockholder’s interests;

•	Our insider trading policy includes a “no-hedging” policy that prohibits employees and directors from hedging the economic interest in the USEC shares they hold;

•	Our equity incentive plan includes a compensation recovery or “clawback” provision that applies to all equity plan participants, as described below under “Recovery of Incentive Compensation;”

•
Our NEOs have only very limited perquisites - including financial planning and executive physicals - which benefit the Company as well as the NEO. Payments for financial planning and limited club memberships may not be made during the pendency of our current restructuring without court approval;

•	There are no employment agreements with NEOs and severance is limited to two times base salary and annual bonus (Part A);

•
Change in control agreements are “double-trigger” requiring both a change in control and a separation from service within a specified period to receive benefits and our current restructuring is excluded as an event qualifying as a change-in-control for these purposes. These agreements provide for automatic renewal to protect employees; however, we retain the ability to terminate the agreements with sufficient notice;

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
Changes to our 2013 Executive Compensation Program
On January 10, 2013 the Compensation Committee approved changes to the executive compensation program for 2013 for NEOs and other executives. These changes followed a reexamination of the Company’s executive compensation program, in consultation with the Committee’s independent executive compensation consultant, taking into account the uncertainties and challenges facing the Company in 2013. The changes were designed to keep management and the entire organization focused on critical short-term goals and to provide for retention of key employees, while not increasing the overall risk of the program or encouraging excessive risk taking by executives. The revised incentive opportunities and severance payments were not limited to executives but were being implemented on a targeted basis throughout the company as appropriate. The changes for the executives moved all long-term incentive compensation for 2013 to short-term cash incentives. However, the changes decreased the executives’ overall target compensation opportunity by 25% and eliminated the potential for the executives to earn an award above target (previously executives could earn up to 150% of target based on performance). Although this reflects a temporary move away from equity-based compensation for the executives for 2013, the NEOs already own a significant number of shares in the company and therefore already have an ongoing alignment with stockholders interests. USEC hopes to be able to return to a more typical executive compensation program when there is greater certainty regarding the company’s strategic path once it emerges from restructuring.

2013 Summary Compensation Table
The following table sets forth information regarding the compensation of our NEOs for the years ended December 31, 2011, 2012 and 2013.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compen-sation ($)(6)	Total ($)
John K. Welch	2013	$927,000	$0	$0	$0	$2,008,838	$204,907	$49,031	$3,189,776
President and CEO	2012	$919,731	$0	$1,390,500	$0	$1,761,300	$1,185,709	$64,876	$5,322,116
	2011	$900,000	$0	$1,236,192	$0	$858,375	$3,427,750	$114,561	$6,536,878

Philip G. Sewell	2013	$484,100	$0	$0	$0	$748,026	$0	$0	$1,232,126
SVP and Chief	2012	$509,227	$0	$532,510	$0	$643,855	$313,337	$0	$1,998,929
Development Officer	2011	$498,932	$0	$516,452	$0	$350,761	$72,584	$0	$1,438,720

Robert Van Namen	2013	$484,000	$0	$0	$0	$747,872	$78,238	$17,500	$1,327,610
SVP and Chief	2012	$445,539	$0	$490,600	$0	$593,180	$614,444	$10,000	$2,153,763
Operating Officer	2011	$428,000	$0	$470,298	$0	$322,113	$501,283	$9,800	$1,731,494

(1)    The amounts shown in the salary column in 2011 and 2012 for Mr. Sewell also include amounts paid in a year for unused vacation.
(2)    The amounts shown in the Stock Awards column represents the aggregate grant date fair value for 2012 and 2011of (a) restricted stock awards, and (b) performance-based restricted stock target awards, computed in accordance with FASB ASC Topic 718. No restricted stock awards or performance-based restricted stock target awards were made to any NEO or other participant in the year ended December 31, 2013 under any employee plan.
The amounts shown in the Stock Awards column for 2012 and 2011 include performance-based restricted stock awards reported at the target number of shares and the grant date fair value of such awards. For both 2012 and 2011, performance did not meet the threshold level and accordingly there was zero payout for such performance-based restricted stock awards. For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012, and Note 11 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2011.
(3)    No options were granted in 2013, 2012 or 2011.
(4)    The amounts shown in the Non-Equity Incentive Plan Compensation column include incentive awards made to each of the NEOs based on the Compensation Committee’s evaluation of performance relative to the goals during the year. The amounts shown include (a) for 2013, quarterly incentive plan awards earned based on achievement of corporate quarterly period goals; (b) for 2012, both quarterly incentive awards earned based on the achievement of corporate quarterly period goals and annual incentive awards based on individual NEO annual performance goals; and (c) for 2011, annual incentive awards earned based on achievement of individual NEO annual performance goals. The amounts shown for a fiscal year include cash incentives earned for that year and paid in the following year.
The amount for 2011 includes the amount earned by the NEOs during 2011 under the three-year Strategic Incentive Plan for the performance period January 1, 2011 through December 31, 2013. That plan was suspended in January 2012. During 2011, 10% of the target three-year awards were earned based on performance against the two interim performance goals for 2011 under the plan. Actual payment of the awards under the three-year performance plan were not made until January 2014, and were included in 2011 compensation rather than when actually paid in 2014.
(5)    The amounts shown in the Change in Pension Value and Non-Qualified Deferred Compensation Earnings column are the 2013 earnings in the USEC Inc. Executive Deferred Compensation Plan. In 2013 Mr. Sewell and Mr. Van Namen had a negative aggregate actuarial present value of their accumulated benefits under the Employees’ Retirement Plan of USEC Inc. and the USEC Inc. Pension Restoration Plan, and all NEOs had a negative actuarial present value in the USEC Inc. 2006 Supplemental Executive Retirement Plan (or, in the case of Mr. Sewell, the 1999 Supplemental Executive Retirement Plan) at December 31, 2013 as compared to December 31, 2012. Under SEC regulations published August 11, 2006 if the change in aggregate present value is negative for a given executive (taking in account all the executive’s pension plans and agreements), $0 is to be used as the change in pension value. Since these values are negative, the column represents $0 pension value change for all NEOs and positive Executive Deferred Compensation Plan earnings for Mr. Welch and Mr. Van Namen. For Mr. Welch the change in total pension value was ($2,740,649); for Mr. Sewell the change in total pension value was ($806,969); and for Mr. Van Namen the change in total pension value was ($300,706). This was due to several factors including an increase in the lump sum interest rates for each plan (which were between 44 to 92 basis points higher in 2013) and a reduction in the amount of the bonuses included as pensionable earnings.
(6)    The amounts shown in the All Other Compensation column for 2013 for Mr. Welch and Mr. Van Namen include Company matching contributions of $17,500 made under the USEC Savings Program. The amount for Mr. Welch for 2013 also includes $31,531 for perquisites and other personal benefits received in 2013. Perquisites and other personal benefits for Mr. Welch for 2013 included: financial counseling, club membership dues, and an annual physical. No one perquisite for Mr. Welch exceeded the greater of $25,000 or 10% of the total amount of these benefits.
Outstanding Equity Awards at Fiscal Year-End December 31, 2013
The following table sets forth information regarding unexercised options, stock that has not vested, and outstanding equity incentive plan awards as of the year ended December 31, 2013 for each of the NEOs. Awards granted prior to April 30, 2009 are governed by the USEC Inc. 1999 Equity Incentive Plan (the “1999 Plan”) and awards granted on or after April 30, 2009 are governed by the USEC Inc. 2009 Equity Incentive Plan (the “2009 Plan”). If an executive’s employment is terminated by the Company without cause or is terminated by reason of the executive’s death, disability or retirement (normal retirement or unreduced early retirement), or upon a change in control, all of the executive’s shares of restricted stock and unvested stock options granted under the 1999 Plan will become vested. If an executive’s employment is terminated by the Company without cause or is terminated by reason of the executive’s death, disability or retirement, or is terminated by the Company without cause or by the executive with good reason coincident with or following a change in control, all of the executive’s shares of restricted stock and unvested stock options granted under the 2009 Plan will become vested. In addition, if an executive becomes eligible for retirement, all of the executive’s shares of restricted stock granted under the 2009 Plan will become vested. Stock awards in the table below are post-split.

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
John K. Welch	—	—	—	—	24,633 (2)	$163,070
Philip G. Sewell	—	—	—	—	—	—
Robert Van Namen	—	—	—	—	8,006 (3)	$53,000

(1)    All previously outstanding options either expired or were cancelled by the NEO on January 1, 2013. There are currently no options outstanding.
(2)    Shares of restricted stock vest as follows: 1,744 shares with a vesting date of March 1, 2014; 11,445 shares with a vesting date of May 8, 2014; and 11,444 shares with a vesting date of May 8, 2015.
(3)    Shares of restricted stock vest as follows: 664 shares with a vesting date of March 1, 2014; 3,671 shares with a vesting date of May 8, 2014; and 3,671 shares with a vesting date of May 8, 2015.
Option Exercises and Stock Vested in Fiscal Year 2013
The following table sets forth information regarding each exercise of stock options and each vesting of restricted stock during the year ended December 31, 2013 for each of the NEOs and reflect post-split share amounts.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
John K. Welch	—	—	17,243 (2)	$ 174,633 (2)
Philip G. Sewell	—	—	0 (3)	$ 0 (3)
Robert Van Namen	—	—	5,656 (4)	$ 57,538 (4)

(1)    Amounts reflect the closing market price of the stock on the day the stock vested.
(2)    Includes 8,025 shares withheld from Mr. Welch to satisfy taxes at an aggregate value of $83,306. Mr. Welch has not sold any of the remaining shares he acquired upon vesting of restricted stock during 2013.
(3)    Mr. Sewell is retirement eligible with shares vesting at award and shares were withheld at the time of award to satisfy taxes. Mr. Sewell had no awards of stock which vested in 2013. Mr. Sewell has not sold any of the remaining shares.
(4)    Includes 2,054 shares withheld from Mr. Van Namen to satisfy taxes at an aggregate value of $20,891. Mr. Van Namen has not sold any of the remaining shares he acquired upon vesting of restricted stock during 2013.
Pension Benefits in Fiscal Year 2013
We maintain the Employees’ Retirement Plan of USEC Inc., a tax-qualified defined benefit plan that provides retirement benefits to eligible employees. Section 415 and Section 401(a)(17) of the Internal Revenue Code generally place a limit on the amount of annual pension that can be paid from a tax-qualified plan as well as on the amount of annual earnings that can be used to calculate a pension benefit. We also maintain the USEC Inc. Pension Restoration Plan that pays eligible employees the difference between the amount payable under the tax-qualified plan and the amount they would have received without the qualified plan’s limits. We also maintain two supplemental executive retirement plans (each, a “SERP”) that provide additional retirement benefits to executives. They have been in place for many years and provided proven retention value. Mr. Welch and Mr. Van Namen participate in the USEC Inc. 2006 Supplemental Executive Retirement Plan (the “2006 SERP”) and Mr. Sewell is the sole active participant in the USEC Inc. 1999 Supplemental Executive Retirement Plan (the “1999 SERP”). The USEC Inc. Pension Restoration Plan and the SERPs are unfunded and the claims of participants thereunder are unsecured in the event of insolvency.
The following table shows the present value of benefits that the NEOs are entitled to under the Employees’ Retirement Plan of USEC Inc. (the “Retirement Plan”), the USEC Inc. Pension Restoration Plan (the “Pension Restoration Plan”), and the applicable SERP on December 31, 2013.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit(1)		Payments During Last Fiscal Year
John K. Welch	Retirement Plan	8 yrs., 2 mos.	$313,179		$0
	Pension Restoration Plan	8 yrs., 2 mos.	$2,434,609		$0
	2006 SERP	8 yrs., 2 mos.	$5,647,353	(2)	$0
	Total		$8,395,141		$0

Philip G. Sewell	Retirement Plan	12 yrs., 8 mos.	$457,727		$0
	Pension Restoration Plan	12 yrs., 8 mos.	$1,293,813		$0
	1999 SERP	12 yrs., 8 mos.	$2,430,271		$0
	Total		$4,181,811		$0

Robert Van Namen	Retirement Plan	15 yrs.	$436,513		$0
	Pension Restoration Plan	15 yrs.	$1,029,316		$0
	2006 SERP	15 yrs.	$550,248		$0
	Total		$2,016,077		$0

(1)    In determining the present value of each participant’s pension benefit, a 4.87% discount rate is assumed (an increase of 80 basis points over 2012). An assumed interest rate of 5.42% (4.97% for participants who are eligible to receive an immediate lump sum distribution) is used in converting eligible Pension Restoration Plan, 2006 SERP and 1999 SERP annuities into lump sums. The lump sum interest rate is determined at the time of benefit commencement and reflects the unannualized Moody’s Aa index bond yield plus 75 basis points. For purposes of this table, the calculation assumes retirement at the earliest age at which unreduced benefits could be paid, including projected future service for eligibility purposes only. Plans incorporate a 12-month average rather than a spot rate based on a participant’s assumed termination date (paid after a six month waiting period for non-qualified plan benefits that are subject to IRC §409A ). The present value of accumulated benefits is calculated using the assumptions under FAS ASC Topic 715-30 as shown in Note 14 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2013, except as otherwise noted. Pension Restoration Plan lump sums and annuities related to pre-2005 benefits were valued using assumptions applicable under the Retirement Plan for pre-2005 lump sums and annuities. The pre-2001 lump sum was valued using a 1.87% lump sum interest rate assumption. The Present Value of Accumulated Benefit column above reflects a year-over-year decline in the total value of NEO’s retirement benefits based on the changes noted above, as well as a reduction in the bonus portion of pensionable earnings included in the calculation resulting from applicable bonuses received in 2011, 2012 and 2013 replacing applicable bonuses in 2010, 2011 and 2012. These changes are offset by any additional service credit and a reduction in the assumed period of time until benefit commencement.

Plan/Benefits	12/31/12 Lump Sum Interest Rate Assumption	12/31/12 Lump Sum Interest Rate Assumption	Change in Lump Sum Interest Rate Assumption
Retirement Plan/PRP (pre-2001)	1.07%	1.87%	+0.80%
Pension Restoration Plan and 1999 SERP (post-2004)
Immediate	4.53%	4.97%	+0.44%
Deferred	4.50%	5.42%	+0.92%
2006 SERP (all benefits)	Same as Pension Restoration Plan and 1999 SERP (post-2004)

(2)    Mr. Welch’s benefit under the 2006 SERP is a percentage of his final average compensation. The percentage increased from zero to 30% when he reached five years of service and to 40% when he reached seven years of service, and will increase to 50% at ten years of service. However, the figure in the table was calculated as though the benefit accrued ratably between the 7 th and 10 th years of service in order to smooth the presentation of the figure from year to year. Accordingly, the figure shown overstates his benefit as of December 31, 2013. The net decrease in Mr. Welch’s 2006 SERP benefit from 2012 to 2013 reflects this ratable accrual, an additional year of service, an increase in the lump sum interest rate from 4.53% to 4.97%, an increase in the discount rate from 4.07% to 4.87%, changes to final average compensation and the effects of the passage of time on the present value.
The Retirement Plan and Pension Restoration Plan benefits shown in the table above are net present values. All NEOs have elected a lump sum form of payment under the Pension Restoration Plan for benefits earned and vested after 2004. Pension Restoration Plan benefits earned prior to 2005 are payable as an annuity. As of December 31, 2013, benefits under the Retirement Plan are not payable as a lump sum (except that under the terms of the plan, Mr. Van Namen is eligible to receive a lump sum for any benefit accrued prior to 2001 based on the plan terms in place at that time). The normal form of payment under the Retirement Plan is a single life annuity or a 50% joint and survivor annuity. However, the Retirement Plan and Pension Restoration Plan were amended in 2013 to allow for a lump sum distribution of the participant’s entire vested benefit if the individual was terminated by the company without cause or left for “good reason” as defined in the Executive Severance Plan and Change in Control between July 1, 2013 and December 31, 2014. The Retirement Plan and Pension Restoration Plan benefits are calculated under the following three formulas, with the formula that gives the participant the largest benefit used for the final calculation:

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

An employee’s final average monthly compensation (high 3 years out of the last 10 or, if greater, final 36 months) includes base salary plus annual incentive compensation and does not include the value of any award under the Company’s long-term incentive program (including cash, restricted stock, restricted stock units or stock options but does include the value of any restricted stock granted as part of an annual incentive plan award). For periods beginning January 1, 2013, an executive’s Part A target award under the 2013 Quarterly Incentive Plan (which is intended to represent an executive’s historical target annual incentive compensation opportunity) will be used in calculating final average monthly compensation. Pension plan benefits are determined, in part, using the employee’s actual age and credited service. The normal retirement age under the Retirement Plan and Pension Restoration Plan is 65. An employee is eligible for early retirement without any reduction in benefits (1) if the employee has completed at least 10 years of service and has attained the age of 62; or (2) if the sum of the employee’s age and years of service equals 85 or greater. In addition, an employee is eligible for early retirement for Retirement Plan benefits and Pension Restoration Plan benefits earned and vested prior to 2005 after completing 10 years of service and attaining the age of 50, with benefits reduced based on employee age and credited service, per the plan’s reduction factor schedule. As of December 31, 2013, Mr. Sewell was eligible for normal retirement. He was the only NEO eligible for normal retirement. Mr. Van Namen was eligible for early retirement under the Retirement Plan and Pension Restoration Plan. As a practice, the Company generally does not provide additional years of age or service and no NEO has been credited with additional years of age or service for purposes of computing a retirement benefit, under the Retirement Plan or the Pension Restoration Plan. However, if a participant is terminated by the company without cause, an additional two years of age or service will be added for the purpose of qualifying for an unreduced or reduced early retirement benefit. These additional years are not counted when calculating the actual benefit.
The 1999 SERP provides Mr. Sewell with an annual benefit in the form of a monthly annuity equal to 55% of final average compensation, with offsets for (1) any benefits received under the Company’s other retirement programs and any U.S. federal governmental retirement program to which the Company has contributed on the participant’s behalf; and (2) Social Security benefits should the participant be eligible for such benefit. Mr. Sewell elected to receive a lump sum that is the actuarial equivalent of the above-described annuity for benefits earned and vested after 2004. Final average compensation for this purpose includes base salary and annual incentive compensation earned for the three years preceding the participant’s date of termination, divided by three. For periods beginning January 1, 2013, Mr. Sewell’s Part A target award under the 2013 Quarterly Incentive Plan (which is intended to represent his historical target annual incentive compensation opportunity) will be used in calculating final average compensation. As of December 31, 2013, Mr. Sewell was eligible for normal retirement under the 1999 SERP.
Participants in the 2006 SERP will generally accrue a monthly supplemental retirement benefit equal to 2.5% of their final average compensation for each year of service, to a maximum benefit equal to 50% of the final average compensation after 20 years of service. Mr. Welch’s 2006 SERP benefit is equal to 40% of his final average compensation based on his 8 years, 2 months of service as of December 31, 2013. With ten years of service, this benefit increases to 50% of final average compensation. Final average compensation under the 2006 SERP includes salary and annual incentive compensation paid (or vested, in the case of restricted stock) for the three years preceding the participant’s date of termination. For periods beginning January 1, 2013, an executive’s Part A target award under the 2013 Quarterly Incentive Plan (which is intended to represent his historical target annual incentive compensation opportunity) will be used in calculating final average compensation. The normal retirement age under the 2006 SERP is 62. Benefits are reduced by 6% (3% for Mr. Welch) for each year the executive commences payment of benefits prior to age 62. Monthly benefits payable under the 2006 SERP to participants are offset by the amount the participant is eligible to receive under the Company’s other retirement plans and Social Security. Participants are generally vested in their benefits under the 2006 SERP after five years of service, although vesting will be accelerated in the event of the participant’s death or termination of employment as a result of disability or in the event of a change in control of the Company. A minimum monthly supplemental retirement benefit equal to 10% (20% for Mr. Welch) of final average compensation applies where vesting is so accelerated.
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

Nonqualified Deferred Compensation in Fiscal Year 2013
The USEC Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) was suspended with any new contributions prohibited, effective January 1, 2013. The Deferred Compensation Plan is intended to be a non-qualified deferred compensation plan that complies with the regulations of Section 409A of the Internal Revenue Code of 1986, as amended. Participation in the Deferred Compensation Plan is not limited to the Company’s officers but also includes a select group of management and highly compensated employees. Mr. Welch and Mr. Van Namen had a balance in the Deferred Compensation Plan during 2013. Prior to 2013, participants in the Deferred Compensation Plan could elect to defer up to a maximum of 90% of base salary and a maximum of 100% of cash bonus amounts received through the Company’s incentive compensation programs. The Company matched participant contributions under the Deferred Compensation Plan at the rate that would apply if they had been contributed to the USEC Savings Program without regard for any statutory limitations, reduced by amounts contributed to the USEC Savings Program. A participant may receive a distribution from the Deferred Compensation Plan upon a qualifying distribution event such as a separation from service, disability, death, or in-service distribution on a specified date, change in control or an unforeseeable emergency all as defined in the plan. Distributions from the Deferred Compensation Plan will be made in cash in a lump sum, annual installments, or a combination of both, in the manner elected by the participant and provided for in the plan. Deferred Compensation Plan accounts are deemed to be invested in a number of mutual funds made available for designation by the participant.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY(1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(2)
John K. Welch	$—	$—	$204,907	$—	$1,258,162
Robert Van Namen	$—	$—	$78,238	$12,717	$346,099

(1)    Amount represents earnings (losses) on the Deferred Compensation Plan during 2013.
(2)    Amount represents the aggregate balance for the NEOs as of December 31, 2013 under the Deferred Compensation Plan. This column includes the current value of the executive’s prior contributions to the Deferred Compensation Plan and a predecessor plan previously reported as compensation to the NEOs in the Summary Compensation Table in previous years. Amount also includes the Company’s contributions to the Deferred Compensation Plan and a predecessor plan previously reported as compensation in the Summary Compensation Table in previous years.
Potential Payments Upon Termination or Change in Control
The table at the end of this section shows potential payments to our NEOs under agreements, plans or arrangements as in effect during 2013 for various scenarios involving a termination of employment or a change in control of the Company. The table assumes a December 31, 2013 change in control and termination date and is based on the NEOs’ compensation and service levels as of that date. Where applicable, the table uses the closing price of our common stock of $6.62 as reported on the New York Stock Exchange as of December 31, 2013. The benefits in the table below are in addition to certain benefits available generally to salaried employees, such as accrued salary and vacation pay and distributions of plan balances under the USEC Savings Program.
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

As of December 31, 2013, the Lump Sum Cash Severance Benefit for each of the NEOs was equal to two times annual base salary and bonus and the Severance Period was two years. Severance benefits are contingent upon the executive executing a release and agreeing to comply with certain restrictive covenants relating to non-competition and non-solicitation of

Company employees during the Severance Period. Under the Executive Severance Plan, no severance is paid to an employee who is terminated for cause or who resigns voluntarily, including retirement.
The current severance formula was put in place effective January 1, 2013 as a temporary retention measure to provide NEOs and certain other executives greater security as the company prepared for and completes its balance sheet restructuring activities and emerges from chapter 11 bankruptcy protection. These enhanced benefits will revert to their original levels (one times annual base salary and bonus, and continuing benefits for one year) on January 1, 2015.
Payments Made Upon a Change in Control
The Company has entered into change in control agreements with each of the NEOs. The change in control agreements as in effect during 2013 provide each NEO with the following benefits (in lieu of any severance benefits under the Executive Severance Plan described above) if there is a change in control of the Company and within a protected period beginning three months before and ending three years after that change in control (the “protected period”), the Company terminates the executive’s employment without cause or the executive terminates his employment for “good reason” (as defined in the agreement):

•
a cash lump sum payment of his unpaid base salary through the date of termination, plus all other amounts to which he was entitled under any of the Company’s compensation or benefit plans under the terms of such plans;

•
a cash lump sum payment equal to two times the sum of his annual base salary and bonus (the “Change in Control Lump Sum Benefit”) (the executive’s bonus is generally the average of the three most recent annual incentive bonuses paid to the executive prior to the date of termination);

•
continuation of life, accident and health insurance benefits (“Continuing Change in Control Benefits”) for him and his dependents for two years following such termination of employment (the “Covered Period”) or, if sooner, until he is covered by comparable programs of a subsequent employer;

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
The change in control agreements for the NEOs described above reflect revisions to the agreements effective January 1, 2013, to: (1) reduce the Change in Control Lump Sum Benefit for the NEOs from two and a half times annual base salary and bonus to two times annual base salary and bonus; (2) reduce the Covered Period during which the executive is entitled to Continuing Change in Control Benefits from two and a half years to two years; and (3) to eliminate the additional pension credit and the excise tax gross-up. Prior to the elimination of the additional pension credit as part of the Change in Control benefits, NEOs, senior officers and other officers of the company were, if terminated as a result of a change in control of the company, provided with additional years of pension credit (2½ additional years for NEOs and senior officers and 2 additional years for other officers) added in a SERP or other non-qualified pension plan.
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
The table below, “Potential Payments Upon Termination or Change in Control,” includes the intrinsic value (that is, the value based on the closing price of the Company’s stock of $6.62 as reported on the New York Stock Exchange as of December 31, 2013) of unvested equity awards.

Retirement Benefits
The Pension Benefits in Fiscal Year 2013 table describes the general terms of each retirement plan in which the NEOs participate, the years of credited service and the present value of each NEO’s accumulated pension benefit. The table below includes the present value of benefits under the Employees Retirement Plan of USEC Inc. (the “Retirement Plan”), the USEC Inc. Pension Restoration Plan (the “Pension Restoration Plan”), the USEC Inc. 1999 Supplemental Executive Retirement Plan (the “1999 SERP”), and the USEC Inc. 2006 Supplemental Executive Retirement Plan (the “2006 SERP”) that would have become payable if the NEO had terminated employment as of December 31, 2013.
Potential Payments Upon Termination or Change in Control at Fiscal Year-End December 31, 2013

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement (1)	Involuntary Not for Cause Termination	Involuntary For Cause Termination	Involuntary or Good Reason Termination (Change in Control)	Death or Disability
John K. Welch
Severance Payments(2)	$0	N/A	$3,578,850	$0	$3,578,850	$0
Equity Awards	$0	N/A	$163,070	$0	$163,070	$163,070
Retirement Plan(3)	$308,191	N/A	$342,209	$308,191	$342,209	$146,204
Pension Restoration Plan(3)	$0	N/A	$0	$0	$0	$0
2006 SERP(4)	$7,353,937	N/A	$7,314,714	$0	$7,314,714	$7,530,877
Continuing Benefits(5)	$0	N/A	$94,112	$0	$94,112	$0

Total	$7,662,128	$0	$11,492,955	$308,191	$11,492,955	$7,840,151

Philip G. Sewell
Severance Payments(2)	$0	$0	$1,627,845	$0	$1,627,845	$0
Equity Awards	$0	$0	$0	$0	$0	$0
Retirement Plan(3)	$457,727	$457,727	$457,727	$457,727	$457,727	$238,544
Pension Restoration Plan(3)	$1,293,813	$1,293,813	$1,293,813	$1,293,813	$1,293,813	$1,215,695
1999 SERP(6)	$2,430,271	$2,430,271	$2,430,271	$0	$2,430,271	$1,266,535
Continuing Benefits(5)	$0	$0	$65,312	$0	$65,312	$0

Total	$4,181,811	$4,181,811	$5,874,968	$1,751,540	$5,874,968	$2,720,774

Robert Van Namen
Severance Payments(2)	$0	N/A	$1,572,662	$0	$1,572,662	$0
Equity Awards	$0	N/A	$52,993	$0	$52,993	$52,993
Retirement Plan(3)	$434,522	$434,522	$434,522	$434,522	$434,522	$221,250
Pension Restoration Plan(3)	$143,179	$143,179	$143,179	$143,179	$143,179	$72,470
2006 SERP(4)	$1,370,962	N/A	$1,370,962	$0	$1,370,962	$1,426,124
Continuing Benefits(5)	$0	N/A	$77,572	$0	$77,572	$0

Total	$1,948,663	$577,701	$3,651,890	$577,701	$3,651,890	$1,772,837

(1)    As of December 31, 2013, Mr. Sewell is eligible for normal retirement in the Retirement Plan, the Pension Restoration Plan and the 1999 SERP. Mr. Van Namen is eligible for early retirement in the Retirement Plan and the Pension Restoration Plan. Mr. Welch is not eligible for an early or normal retirement under any of the Company’s retirement programs as of December 31, 2013.
(2)    In calculating the Severance Payment, the final average bonuses for the NEOs do not include each executive’s 2013 full year Incentive Plan award because Quarterly Incentive Plan awards for the 4th quarter of 2013 had not been determined or paid as of December 31, 2013. The final average bonuses for the NEOs were based on the average of any applicable full year bonuses paid in 2012, 2011 and 2010.

(3)    Mr. Sewell, Mr. Van Namen and Mr. Welch are vested under the Retirement Plan and Mr. Sewell and Mr. Van Namen are vested under the Pension Restoration Plan as of December 31, 2013. Mr. Van Namen is vested in the Pension Restoration Plan only with respect to benefits earned through December 31, 2004. Mr. Sewell (age 67 as of December 31, 2013) is eligible for normal retirement and would commence an immediate unreduced benefit upon termination. Mr. Van Namen (age 52 as of December 31, 2013) is not yet eligible for normal retirement but is eligible for immediate commencement of benefits accrued prior to 2001, payable as a lump sum. Mr. Van Namen is also eligible to commence a reduced pension for benefits accrued after 2000. Mr. Welch (age 63 as of December 31, 2013) is eligible to commence an immediate, reduced pension from the Retirement Plan, payable as an annuity. Amounts shown are the actuarial present value of annuity payments and lump sums, as applicable. The present value of accumulated benefits is calculated using the assumptions under FAS ASC Topic 715-30 as shown in Note 14 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2013, except as otherwise noted. In general, financial reporting uses a long-term lump sum interest rate assumption for benefits to be paid in future years vs. an immediate lump sum interest rate assumption used for events purp0oses. Pension Restoration Plan lump sums and annuities related to pre-2005 benefits were valued using assumptions applicable under the Retirement Plan for pre-2005 lump sums and annuities.
(4)    Mr. Welch and Mr. Van Namen are the only NEOs vested under the 2006 SERP. Accrued SERP benefits are forfeited upon a termination for cause. Mr. Welch is eligible for immediate lump sum benefits. Mr. Van Namen is ineligible to commence payment so his amount represents the present value of an age 55 lump sum payment. Lump sum death benefits are payable immediately. The 2006 SERP provides for a minimum benefit objective of 10% of final average pay (20% in the case of Mr. Welch) in the case of a change in control or death or disability. Amounts for all executives represent the present value of accrued benefits payable in lump sum form. The present value of accumulated benefits is calculated using the assumptions under FASB ASC Topic 715-30 as shown in Note 14 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2013.
(5)    Includes (a) the cost of continuation of medical, dental and life insurance benefits for a period of two years following termination of employment in the case of an involuntary not for cause termination; and (b) the cost of continuation of medical, dental, life insurance and disability benefits for a period of 2 years following termination of employment in the case of a change in control. Amounts vary by executive based on their specific benefit elections. Also includes executive outplacement services.
(6)    Mr. Sewell is the only NEO with benefits under the 1999 SERP. Mr. Sewell is eligible to commence an immediate, unreduced benefit upon termination. Benefits accrued prior to 2005 are payable in the form of an annuity and post-2004 benefits are payable as a lump sum. Accrued 1999 SERP benefits are forfeited upon a termination for cause. The amount shown is the actuarial present value of life annuity and lump sum payments. Death benefits are 50% of Mr. Sewell’s pre-2005 accrued benefit and 100% of his post-2004 accrued benefit, with survivor benefits payable as an annuity. In the case of disability, Mr. Sewell would retire and so his amounts under the 1999 SERP would be the same as shown for Mr. Sewell in the column “Retirement.” The present value of accumulated benefits is calculated using the assumptions under FASB ASC Topic 715-30 as shown in Note 14 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2013.
Compensation of Directors
Non-Employee Director Compensation Arrangement
Annual compensation for non-employee directors covers service for the one-year term commencing at the annual meeting. Mr. Welch, President and Chief Executive Officer, does not receive separate compensation for his Board activities. The Investor-Designated Directors described under “Governance Information-Investor-Designated Directors” do not receive compensation from the Company for their Board activities.
For the 2012-2013 term, the Board of Directors approved changes to the non-employee director compensation, which reduced each director’s total compensation by approximately $100,000. Those changes continue for the 2013-2014 term.
During the 2013-2014 term, non-employee directors received (1) an annual cash retainer of $80,000 in cash paid in four installments on May 1, 2013, August 1, 2013, November 1, 2013 and February 1, 2014; and (2) 25,000 restricted stock units under the USEC Inc. 2009 Equity Incentive Plan. These restricted stock units were granted on the date that is seven days after the public release of the Company’s quarterly financial results for the first quarter 2013 and vest one year from the date of grant. However, vesting is accelerated upon (1) the director attaining eligibility for retirement (defined below); (2) termination of the director’s service by reason of death or disability; or (3) a change in control. For 2013, Director grants of RSUs were made after the shareholders approved a 1:25 reverse stock split. Consequently, the 25,000 RSU grant to Directors was recalculated to be 1,000 RSUs post-split. No separate meeting fees are paid. Retirement is defined in the 2009 Equity Incentive Plan in the case of non-employee directors as a termination of service on or after age 75. As of December 31, 2013, Mr. Mellor was eligible for retirement.

The Chairman of the Board receives an annual chairman’s fee of $100,000 in cash in connection with his duties as Chairman of the Board. The chairman of the Audit and Finance Committee receives an annual chairman’s fee of $20,000 in cash, the chairman of the Compensation, Nominating and Committee receives an annual chairman’s fee of $10,000 in cash, and the chairman of each other committee receives an annual chairman’s fee of $7,500 in cash. All chairman’s fees are paid in quarterly installments at the same time as the cash retainer installments.
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
Director Stock Ownership Guidelines and Requirement to Hold Until Retirement
Restricted stock units granted to directors are not settleable for shares of USEC stock until the director’s retirement or other termination of service and therefore must be held until such retirement or other termination of service. Directors are also required to hold 25,000 shares of Company common stock, which can include restricted stock units. The stock ownership guidelines do not apply to the Investor-Designated Directors. In June of 2013 shareholders approved a 1:25 reverse stock split. Prior to the split, all of the directors with the exception of the two new Directors (Mr. Diament and Mr. Williams) had satisfied their stock ownership guidelines and held at least 50,000 (ranging from 54,846 to 287,768) restricted stock units or shares of restricted stock. After the split, the number of shares or restricted stock units held by the Directors fell below the ownership guidelines. The Board determined that it would not adjust the ownership guidelines at this time to reflect the overall reduction in shares resulting from the reverse stock split and Directors would continue to be awarded and hold shares or restricted stock units until ownership targets were once again met. Restricted stock units and shares of restricted stock must be held until retirement or other termination of service.
Director Compensation in Fiscal Year 2013

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(3)	Total
James R. Mellor	$180,000	$3,410	$183,410
Michael Diament (4)	$21,739	$4,610	$26,349
Sigmund L. Cornelius	$80,000	$3,410	$83,410
Joseph T. Doyle	$100,000	$3,410	$103,410
H. William Habermeyer (5)	$43,750	$0	$43,750
William J. Madia	$87,500	$3,410	$90,910
W. Henson Moore	$43,750	$0	$43,750
Walter E. Skowronski	$80,000	$3,410	$83,410
M. Richard Smith	$90,000	$3,410	$93,410
Mikel Williams (4)	$21,739	$4,610	$26,349

(1)    The amounts shown in the Fees Earned or Paid in Cash column include the following:

•
Annual Retainers: Cash paid in 2013 for the final quarterly installment of the $80,000 cash retainer for the 2012-2013 term; Cash paid in 2013 for first three quarterly installments of $80,000 cash retainer for the 2013-2014 term.

•
Chairman’s Fees: Cash paid in 2013 for the final quarter of the 2012-2013 term and the first three quarterly installments of cash retainers for the 2013-2014 term to Mr. Doyle ($20,000), Mr. Habermeyer ($7,500), Dr. Madia ($7,500) and Mr. Smith ($10,000) for annual committee chairman’s fees. Also includes cash paid in 2013 to Mr. Mellor for the final quarter of the 2012-2013 term and the first three quarterly installments for the 2013-2014 term of his annual chairman’s fee of $100,000.

(2)    The amounts shown in the Stock Awards column represent the aggregate grant date fair value of stock awards to directors in 2013, computed in accordance with Financial Accounting Standards Board (“FASB”) Auditing Standards Codification (“ASC”) Topic 718 (Compensation - Stock Compensation). For a discussion of valuation assumptions, see Note 15 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2013. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
The amounts shown in the Stock Awards column for each of the non-employee directors includes the following grants of restricted stock units, which have the following grant date fair value, calculated using the closing price of USEC’s common stock on the date of grant in accordance with FASB ASC Topic 718 (Compensation - Stock Compensation):

Name	Grant Date	Number of Restricted Stock Units	Grant Date Fair Value
James R. Mellor	7/4/2013	1,000	$3,410
Michael Diament (6)	10/24/2013	518	$4,610
Sigmund L. Cornelius	7/4/2013	1,000	$3,410
Joseph T. Doyle	7/4/2013	1,000	$3,410
William J. Madia	7/4/2013	1,000	$3,410
Walter E. Skowronski	7/4/2013	1,000	$3,410
M. Richard Smith	7/4/2013	1,000	$3,410
Mikel Williams (6)	10/24/2013	518	$4,610

The aggregate number of stock awards, including shares of restricted stock and restricted stock units, outstanding at December 31, 2013 for each of the non-employee directors is as follows. Numbers reflect an adjustment for the 1:25 reverse stock split approved by stockholders in June of 2013:

Name	Number of Shares of Restricted Stock or Restricted Stock Units
James R. Mellor	19,459
Sigmund L. Cornelius	3,193
Michael Diament	518
Joseph T. Doyle	11,257
William J. Madia	7,214
Walter E. Skowronski	3,193
M. Richard Smith	3,301
Mikel Williams	518

(3)    No stock options have been granted to Directors since 2011 and all previous stock option grants have expired.
(4)    Mr. Diament and Mr. Williams joined the Board in October of 2013.
(5)    Mr. Haybermeyer and Mr. Moore retired from the Board in April of 2013.
(6)    Prorated to reflect the date when Mr. Diament and Mr. Williams joined the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Management
The following table shows the beneficial ownership of the Company’s common stock and restricted stock units as of December 31, 2013 by each of the Company’s directors and director nominees, by each executive officer named in the 2013 Summary Compensation Table, and by all directors and executive officers of the Company as a group. Unless otherwise indicated in the table, each person has the sole power to vote and dispose of the shares reported as beneficially owned by such person. Ownership amount reflects shares owned after the reverse stock split in June 2013.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Sigmund L. Cornelius	3,193	*
Michael Diament	518	*
Joseph T. Doyle	11,257	*
George Dudich	-	*
William J. Madia	7,214	*
James R. Mellor	19,459	*
Hiroshi Sakamoto	-	*
Philip G. Sewell	20,958	*
Walter E. Skowronski	3,193	*
M. Richard Smith	3,301	*
Robert Van Namen	20,349	*
John K. Welch	70,556	1.4%
Mikel Williams	518	*
Directors and all executive officers as a group (21 persons)	226,672	4.6%

* Less than 1%

(1)
Includes restricted stock units that can be converted into USEC common stock within 60 days from March 17, 2014 as follows: Mr. Cornelius 2,193; Mr. Doyle 9,057; Dr. Madia 6,214; Mr. Mellor 7,837; Mr. Skowronski 2,193; and Mr. Smith 2,301.

The following table gives information about the Company’s common stock that may be issued under the USEC Inc. 2009 Equity Incentive Plan as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,222	$289.15	246,000	(1)
Equity compensation plans not approved by security holders	-		-
Total	1,222		246,000

(1)
Includes approximately 246,000 shares with respect to which awards are available for issuance under the USEC Inc. 2009 Equity Incentive Plan (net of awards which terminate or are cancelled without being exercised or that are settled for cash).

Security Ownership of Certain Beneficial Owners
The following table sets forth information as to those holders known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company’s common stock as of December 31, 2013. All information shown is based on information reported by the filer on a Schedule 13G filed with the SEC on the dates indicated in the footnotes to this table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned
BlackRock Inc.	321,003	(1)	6.5%
40 East 52nd Street
New York, NY 10022

(1)    The Schedule 13G filed on January 17, 2014 for an event occurring on December 31, 2013 with the SEC by BlackRock Inc. states that it has sole power to vote 321,003 shares and sole power to dispose 321,003 shares. BlackRock Inc. states in its Schedule 13G that all securities reported therein are owned by its funds, no one of which, to its knowledge, owns more than 5% of the class of securities. In its Schedule 13G, BlackRock Inc. disclaims beneficial ownership of all such securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
The Board has adopted a policy and procedures for review, approval or ratification of transactions involving the Company and “related persons” (the Company’s directors and executive officers and stockholders owning 5% or greater of the Company’s outstanding stock, or their immediate family members). The policy covers any related person transaction that meets the minimum threshold for disclosure under the relevant SEC rules or that is otherwise referred to the Board for review. This generally includes transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest. Under this policy, related person transactions must be approved by the Compensation, Nominating and Governance Committee, although the Chairman of the Board may direct that the full Board review specific transactions. The transaction must be approved in advance whenever feasible and, if not feasible, must be ratified at the Compensation, Nominating and Governance Committee’s next meeting. In determining whether to approve or ratify a related person transaction, the Compensation, Nominating and Governance Committee will take into account all factors it deems appropriate, including: whether the subject matter of the transaction is available from other non-affiliated sources; whether the transaction is on terms no less favorable to the Company than terms generally available from an unaffiliated third party; the extent of the related person’s interest in the transaction; and whether the transaction is in the best interests of the Company.
Management is responsible for the development and implementation of processes and controls to ensure that related person transactions are identified and that disclosure is made as required by law. To that end, currently we annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related person transactions.
Director Independence
The NYSE listing standards require that the boards of listed companies have a majority of independent directors and that audit, nominating and governance, and compensation committee members must all be independent as affirmatively determined by the Board. At its February 2014 meeting, after reviewing the NYSE standards of independence, the Board of Directors affirmatively determined that the following eight directors were independent: Mr. Cornelius, Mr. Diament, Mr. Doyle, Dr. Madia, Mr. Mellor, Mr. Skowronski, Mr. Smith and Mr. Williams. All of the members of the Company’s Audit and Finance and its Compensation, Nominating and Governance, committees are independent.

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

Type of Fee	Amount Billed For Year Ended December 31, 2013	Amount Billed For Year Ended December 31, 2012
	(In thousands)	(In thousands)
Audit Fees(1)	$1,208	$1,127
Audit-Related Fees(2)	$84	$15
Tax Fees(3)	$62	$74
All Other Fees(4)	$2	$4
Total	$1,356	$1,220

(1) Primarily audits of the financial statements for both periods including internal control testing over financial reporting and reviews of quarterly financial statements for both periods.
(2) Fraud risk assessment in both periods, compliance report for bank credits facility in 2012.
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

USEC Inc.

April 30, 2014	/s/ John K. Welch
John K. Welch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John K. Welch	President and Chief Executive Officer (Principal Executive Officer) and Director	April 30, 2014
John K. Welch

/s/ John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2014
John C. Barpoulis

/s/ J. Tracy Mey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 30, 2014
J. Tracy Mey

/s/ James R. Mellor	Chairman of the Board and Director	April 30, 2014
James R. Mellor

/s/ Sigmund L. Cornelius	Director	April 30, 2014
Sigmund L. Cornelius

/s/ Michael Diament	Director	April 30, 2014
Michael Diament

/s/ Joseph T. Doyle	Director	April 30, 2014
Joseph T. Doyle

/s/ William J. Madia	Director	April 30, 2014
William J. Madia

/s/ Hiroshi Sakamoto	Director	April 30, 2014
Hiroshi Sakamoto

/s/ Walter E. Skowronski	Director	April 30, 2014
Walter E. Skowronski

/s/ M. Richard Smith	Director	April 30, 2014
M. Richard Smith

/s/ Mikel H. Williams	Director	April 30, 2014
Mikel H. Williams

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).